Form 10-Q
period 1997-09-30
OSI SYSTEMS INC
filed 1997-11-13
CIK 1039065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549
                              __________________

                                   FORM 10-Q

(MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                        Commission File Number 0-23125
                      ___________________________________

                               OSI SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)


          CALIFORNIA                                            33-0238801
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                             12525 Chadron Avenue
                          Hawthorne, California 90250
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (310) 978-0516

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                YES     NO X
                                   ---    ---

As of October 31, 1997 there were 9,570,040 shares of common stock outstanding.

                               OSI SYSTEMS, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION                                      PAGE NUMBER

     Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheets at September 30, 1997           3
              and June 30, 1997 (Unaudited)

              Consolidated Statements of Operations for the three         4
              months ended September 30, 1997 and September 30, 1996
              (Unaudited)

              Consolidated Statements of Cash Flows for the three         5
              months ended September 30, 1997 and September 30, 1996
              (Unaudited)

              Notes to Consolidated Financial Statements (Unaudited)      6

     Item 2 - Management's Discussion and Analysis of                     8
              Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 2 - Changes in Securities and Use of Proceeds                  11

     Item 4 - Submission of Matter to a Vote of Security-Holders         12

     Item 6 - Exhibits and Reports on Form 8-K                           12

     Signatures                                                          13


                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                                         September 30,      June 30,
                                                                                                             1997             1997
                                                                                                         -------------      --------
                                    ASSETS
Current Assets:
  Cash and cash equivalents                                                                                   $  2,185     $    553
  Accounts receivable, net of allowance for doubtful accounts of $584 and $586
    at September 30, 1997 and June 30, 1997, respectively                                                       18,122       15,556
  Other receivables                                                                                              2,525        2,346
  Inventory                                                                                                     18,867       18,517
  Prepaid expenses                                                                                                 936          537
  Deferred income taxes                                                                                            846          874
                                                                                                              --------     --------
      Total current assets                                                                                      43,481       38,383
                                                                                                              --------     --------

Property and Equipment, Net                                                                                      6,715        5,841
Intangible and Other Assets, Net                                                                                 2,931        3,109
                                                                                                              --------     --------
      Total                                                                                                   $ 53,127     $ 47,333
                                                                                                              ========     ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank lines of credit                                                                                        $ 12,599     $  9,100
  Current portion of long-term debt                                                                              1,564        1,240
  Accounts payable                                                                                               8,289        7,712
  Accrued payroll and related expenses                                                                           1,214        1,607
  Income taxes payable                                                                                           2,016        1,804
  Advances from customers                                                                                        2,291        2,410
  Other accrued expenses and current liabilities                                                                 4,055        3,710
                                                                                                              --------     --------
      Total current liabilities                                                                                 32,028       27,583

Long-Term Debt                                                                                                   2,980        2,840
Deferred Income Taxes                                                                                               88          101
                                                                                                              --------     --------
      Total liabilities                                                                                         35,096       30,524

Shareholders' Equity
  Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at September 30, 1997 and June 30, 1997, respectively
  Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding 6,230,028 and 6,156,528 shares at September 30, 1997 and June 30,
    1997, respectively                                                                                           7,612        7,367
  Retained earnings                                                                                             10,612        9,171
  Cummulative foreign currency translation adjustment                                                             (193)         271
                                                                                                              --------     --------
      Total shareholders' equity                                                                                18,031       16,809
                                                                                                              --------     --------
      Total                                                                                                   $ 53,127     $ 47,333
                                                                                                              ========     ========

         See accompanying notes to consolidated financial statements.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                           Three months ended
                                                              September 30,
                                                        -----------------------
                                                           1997          1996
                                                        ---------     ---------
Revenues                                                $  22,961     $  16,530
Cost of goods sold                                         16,649        11,884
                                                        ---------     ---------
Gross profit                                                6,312         4,646

Operating expenses:
  Selling, general and administrative                       3,099         2,737
  Research and development                                    827           517
                                                        ---------     ---------
    Total operating expenses                                3,926         3,254
                                                        ---------     ---------

Income from operations                                      2,386         1,392
Interest expense                                              411           360
                                                        ---------     ---------
Income before provision for income taxes                    1,975         1,032
Provision for income taxes                                    534           259
                                                        ---------     ---------
Net income                                              $   1,441     $     773
                                                        =========     =========

Historical net income                                   $   1,441     $     773
Interest on subordinated debt,
  net of income taxes                                          --            37
                                                        ---------     ---------
Net income available to common shareholders             $   1,441     $     810
                                                        =========     =========

Net income per share                                    $    0.22     $    0.13

Weighted average shares outstanding                     6,472,039     6,181,145
                                                        =========     =========

         See accompanying notes to consolidated financial statements.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                             Three months ended September 30,
                                                             --------------------------------
                                                                    1997              1996
                                                                    ----              ----
Cash flows from operating activities:
    Net income                                                    $  1,441           $   773
    Adjustments to reconcile net income to net cash used in
    operating activities:
      Provision for losses on accounts receivable                        0                41
      Depreciation and amortization                                    597               569
      Changes in operating assets and liablities:
        Accounts receivable                                         (2,780)           (2,341)
        Other receivables                                             (191)               60
        Inventory                                                   (1,006)             (806)
        Prepaid expenses                                              (409)                2
        Accounts payable                                               772               424
        Accrued payroll and related expenses                          (377)             (300)
        Income taxes payable                                           312               212
        Advances from customers                                       (128)             (118)
        Other accrued expenses and current liabilities                 509               473
                                                                   -------           -------
              Net cash used in operating activities                 (1,260)           (1,011)
                                                                   -------           -------
Cash flows from investing activities:
    Additions to property and equipment                               (620)             (454)
    Other assests                                                       71               (18)
                                                                   -------           -------
              Net cash used in investing activities                   (549)             (472)
                                                                   -------           -------

Cash flows from financing activities:
    Net proceeds from bank lines of credit                           3,551             1,498
    Payments on long-term debt                                        (275)             (400)
    Proceeds from exercise of stock options and warrants               245                 0
                                                                  --------           -------
             Net cash provided by financing activities               3,521             1,098
                                                                  --------           -------

Effect of exchange rate changes on cash                                (80)                0
                                                                  --------           -------

Net increase (decrease) in cash and cash equivalents                 1,632              (385)
Cash and cash equivalents, beginning of period                         553               581
                                                                  --------           -------

Cash and cash equivalents, end of period                          $  2,185           $   196
                                                                  ========           =======

Supplemental disclosures of cash flow information - Cash paid during the period for:
    Interest                                                      $    372           $   288
    Income taxes                                                  $    344           $    47

During the period ended September 30, 1997 the Company acquired property and equipment under extended financing terms in the amount of $708.

         See accompanying notes to consolidated financial statements.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - OSI Systems, Inc. and its subsidiaries (collectively, the "Company") is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic technology. The Company designs and manufactures optoelectronic devices and value-added subsystems for original equipment manufacturers in a broad range of applications, including security, medical diagnostics, telecommunications, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan" brand name. These products are used to inspect baggage, cargo and other objects for weapons, explosives, drugs and other contraband.

Period End - The Company's period ends were September 28, 1997 and September 29, 1996. For presentation purposes, the Company describes its period end as September 30.

Consolidation - The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of September 30, 1997, the consolidated statements of operations and the consolidated statements of cash flows for the three month periods ended September 30, 1997 and 1996 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 1997 included in the Company's Registration Statement on Form S-1 as filed with the Commission on October 1, 1997. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998.

Inventory - Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method.

Inventory at September 30, 1997 and June 30, 1997 consisted of the following (in thousands):

                   September 30,   June 30,
                      1997           1997
Raw Materials.....   $10,295       $11,408
Work-in-process...     5,681         4,224
Finished goods....     2,891         2,885
                     -------       -------
   Total..........   $18,867       $18,517
                     =======       =======

Earnings Per Share - For the period ended September 30, 1997, earnings per share is computed using the weighted average number of shares outstanding and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method.

For the period ended September 30, 1996, earnings per share information is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from preferred stock, convertible debt and stock options using the treasury stock method. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, common stock and stock options issued or granted during the twelve month period prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of the weighted average number of common and common equivalent shares using the treasury stock method as if they were outstanding for each period. Net income and net income per share have been presented to reflect the effect of the conversion of the preferred stock into shares of the Company's common stock.

Recently Issued Accounting Pronouncements - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". The statement is effective for interim periods and fiscal years ending after December 15, 1997. The Company does not expect that the statement will have a material effect on the Company's consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting for Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting these statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             CAUTIONARY STATEMENT

STATEMENTS IN THIS REPORT THAT ARE FORWARD-LOOKING ARE BASED ON CURRENT EXPECTATIONS, AND ACTUAL RESULTS MAY DIFFER MATERIALLY. FORWARD-LOOKING STATEMENTS INVOLVE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THE POSSIBILITIES THAT THE DEMAND FOR THE COMPANY'S PRODUCTS MAY DECLINE AS A RESULT OF POSSIBLE CHANGES IN GENERAL AND INDUSTRY SPECIFIC ECONOMIC CONDITIONS AND THE EFFECTS OF COMPETITIVE PRICING AND SUCH OTHER RISKS AND UNCERTAINTIES AS ARE DESCRIBED IN THIS REPORT ON FORM 10-Q AND OTHER DOCUMENTS PREVIOUSLY FILED OR HEREAFTER FILED BY THE COMPANY FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

Revenues. Revenues consist of sales of optoelectronic devices and subsystems and security and inspection products. Revenues are recorded net of all inter-company eliminations. Revenues for the three months ended September 30, 1997 increased by $6.5 million, or 38.9%, to $23.0 million from $16.5 million for the three months ended September 30, 1996. Revenues for the three months ended September 30, 1997 from security and inspection products were $11.6 million or approximately 50.6% of the Company's revenues, and revenues from sales of optoelectronic devices and subsystems were $11.4 million or approximately 49.4% of the Company's revenues. The growth in revenues was the result of an increase in sales of devices and subsystems to the medical diagnostics industry, increased sales of the Company's Rapiscan Series 500 EPX Systems, and the ongoing introduction of large cargo inspection machines.

Gross Profit. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $1.7 million, or 35.9%, to $6.3 million for the three months ended September 30, 1997 from $4.6 million for the three months ended September 30, 1996. As a percentage of revenues, gross profit decreased to 27.5% for three months ended September 30, 1997 from 28.1% for the three months ended September 30, 1996, due to an increase in personnel and other general overhead to support the Company's growth.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the three months ended September 30, 1997, such expenses increased by $362,000 or 13.2%, to $3.1 million from $2.7 million for the three months ended September 30, 1996. As a percentage of revenues, selling, general and administrative expenses decreased to 13.5% for the three months ended September 30, 1997 from 16.6% for the three months ended September 30, 1996. The increase in expenses was due principally to increases in payroll expenses to support revenue growth as well as increases in legal expenses.

Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended September 30, 1997, such expenses increased by $310,000 or 60.0%, to $827,000 from $517,000 for the three months ended September 30, 1996. As a percentage of revenues, research and development expenses increased to 3.6% from 3.1%. The increase was due primarily to continued enhancement of the Rapiscan Series 500 EPX System and efforts to develop products for cargo scanning. The Company intends to continue increasing its research and development expenditures in the future.

Income from Operations. Income from operations for the three months ended September 30, 1997 increased by $994,000, or 71.4%, to $2.4 million from $1.4 million for the three months ended September 30, 1996. As a percent of revenues, income from operations increased to 10.4% from 8.4%.

Interest Expense. Interest expense for the three months ended September 30, 1997 increased by $51,000, or 14.2%, to $411,000 from $360,000 for the three months ended September 30, 1996. The increase was due to an increase in bank borrowings to fund the Company's working capital needs. As a percentage of revenue, interest expense decreased to 1.8% from 2.2%. Interest expense in future periods is expected to be lower due to the repayment of the majority of the Company's debt in October, 1997.

Provision for Income Taxes. Provision for income taxes for the three months ended September 30, 1997 increased by $275,000, or 106.2% to $534,000 from $259,000 for the three months ended September 30, 1996. As a percentage of income before provision for income taxes, provision for income taxes increased to 27.0% from 25.1% for the three months ended September 30, 1996.

Net Income. For the reasons outlined above, net income for the three months ended September 30, 1997 increased by $668,000, or 86.4%, to $1.4 million from $773,000 for the three months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations used net cash of $1.3 million during the three months ended September 30, 1997. The amount of net cash used by operations reflects increases in accounts receivable, other receivables, inventory, prepaid expenses and reductions in accrued payroll and related expenses and advances from customers. Net cash used in operations was offset in part by increases in accounts payable and other accrued expenses and current liabilities.

Net cash used in investing activities was $549,000 and $472,000 for the three months ended September 30, 1997 and 1996, respectively, in each case due primarily to purchases of property and equipment.

Net cash provided by financing activities of $3.5 million and $1.1 million for the three months ended September 30, 1997 and 1996, respectively, were due to increased borrowings under the Company's lines of credit.

In October, 1997, the Company finalized an agreement with Hong Kong Bank Malaysia Berhard to provide a line of credit up to $1.0 million Malaysian ringgits (approximately $308,000 at September 30, 1997). The Company concurrently finalized an agreement with Bank Utama (Malaysia) Berhad to provide a line of credit up to $1.5 million Malaysian ringgits (approximately $461,000 at September 30, 1997).

The Company raised approximately $41.0 million in its initial public offering in October, 1997, of which $14.1 million was used to pay down the majority of the bank debt. The Company may also spend approximately $3.0 million as it has exercised its option to purchase its Hawthorne, California facilities. The Company expects to finalize the purchase of the above facilities in April, 1998. The remaining proceeds will be used to finance the Company's research and development activities, to enhance its sales and marketing capabilities, to pursue possible acquisitions, and to increase the Company's funds available for general corporate purposes, including working capital purposes.

Foreign Currency Translation. The accounts of the Company's operations in Singapore, Malaysia, England and Norway are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling and Norwegian krone, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder's equity. Transaction (losses) gains of approximately ($5,000) and $74,000 were included in income for the three months ended September 30, 1996 and 1997, respectively.

Inflation. The Company does not believe that inflation has had a material impact on its results of operations.

                           PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 1, 1997, the Company concluded the initial public offering (the "Offering") of 3,700,000 shares of its Common Stock, no par value ("Common Stock"), pursuant to the Company's Registration Statement on Form S-1, as amended (the "Registration Statement") (Registration No. 333-29179), which was declared effective under the Securities Act of 1933, as amended, by the Securities and Exchange Commission on October 1, 1997. The underwriters of the Offering were represented by BancAmerica Robertson Stephens, William Blair & Company, L.L.C. and Volpe Brown Whelan & Company LLC as managing underwriters. All 3,330,000 shares of Common Stock registered under the Registration Statement for the account of the Company (consisting of an aggregate offering price of $44,955,000) and all 370,000 shares registered for the account of the selling shareholders (consisting of an aggregate offering price of $4,995,000) were sold in the Offering. All of the 495,000 shares of Common Stock sold pursuant to the over-allotment option were registered for the account of certain selling shareholders of the Company (consisting of an aggregate offering price of $6,682,500). The Offering has terminated.

The Company incurred the following expenses in connection with the Offering (excluding expenses incurred by the selling shareholders):

      Category of Expense                      Amount of Expense
      -------------------                      -----------------
Underwriting Discounts and Commissions             $3,146,850
Finders' fees                                               0
Expenses paid to or for underwriters                        0
Other expenses (estimated)                         $  800,000
                                                   ----------
Total expenses                                     $3,946,850
                                                   ==========

None of the expenses incurred by the Company in connection with the Offering was paid to directors, officers, ten percent shareholders or affiliates of the Company.

Of the total net proceeds in the amount of approximately $41.0 million received by the Company from its sale of 3,330,000 shares of Common Stock in the Offering, the following amounts were used from the date of the Offering through the date of this report:

         Category of Use                                       Amount of Use
         ---------------                                       -------------
Construction of plant, building and facilities                        0
Purchase and installation of machinery and equipment                  0
Purchase of real estate                                               0
Acquisition of other businesses                                       0
Repayment of Indebtedness                                      $14.1 million


         Category of Use                                       Amount of Use
         ---------------                                       -------------
Working capital                                                $ 1.0 million
Temporary investments (Short-term, interest
 bearing securities)                                           $25.9 million
Other purposes                                                        0

None of the net proceeds to the Company of the Offering was paid to directors, officers, ten percent shareholders or affiliates of the Company. The foregoing use of proceeds does not represent a material change from the use of proceeds as described in the Registration Statement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

The Company submitted the following matters to a vote of shareholders at its annual meeting of shareholders held on September 4, 1997:

     1. Election of Directors. The Company proposed the following slate of directors for service until the next annual meeting of shareholders and until their successors are duly elected and qualified: Deepak Chopra, Ajay Mehra, Steven C. Good, Meyer Luskin and Madan G. Syal. The entire slate of directors proposed by management was elected by the following votes:


                           Votes For                Votes Withheld
                           ---------                --------------
Deepak Chopra              5,778,033                      0
Ajay Mehra                 5,778,033                      0
Steven C. Good             5,778,033                      0
Meyer Luskin               5,778,033                      0
Madan G. Syal              5,778,033                      0

     2. Approval of Form of Indemnity Agreement. The Company submitted to the shareholders for their approval the form of Indemnity Agreement to be entered into by all of the directors and certain officers of the Company, which Indemnity Agreements would provide for their indemnification by the Company under certain circumstances. The Indemnity Agreements were approved by the shareholders by a vote of 5,778,033 votes for, 0 votes against and 0 votes withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.  Exhibits
             --------
             27.   Financial Data Schedule

         b.  Reports on Form 8-K
             -------------------
             None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 12th date of November 1997.


                                         OSI Systems, Inc.
                                         -----------------

                                         By: /s/ Deepak Chopra
                                            ___________________________
                                            Deepak Chopra
                                            President and
                                            Chief Executive Officer


                                         By: /s/ Ajay Mehra
                                            ____________________________
                                            Ajay Mehra
                                            Vice President and
                                            Chief Financial Officer