Form 10-Q
period 1997-12-31
OSI SYSTEMS INC
filed 1998-02-12
CIK 1039065

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549
                               __________________

                                   FORM 10-Q
(Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

                                YES X       NO
                                    -         --

As of February 9, 1998 there were 9,641,290 shares of common stock outstanding.

                               OSI SYSTEMS, INC.



                                     INDEX

                                                                        PAGE NUMBER
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements

     Consolidated Balance Sheets at December 31, 1997                         3
     and June 30, 1997 (Unaudited)

     Consolidated Statements of Operations for the three and six months       4
     ended December 31, 1997 and December 31, 1996
     (Unaudited)

     Consolidated Statements of Cash Flows for the six months                 5
     ended December 31, 1997 and December 31, 1996
     (Unaudited)

     Notes to Consolidated Financial Statements (Unaudited)                   6

     Item 2 - Management's Discussion and Analysis of                         9
              Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 2 - Changes in Securities and Use of Proceeds                      12

     Item 6 - Exhibits and Reports on Form 8-K                               13

     Signatures                                                              13


                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        OSI SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share amounts)
                                   (Unaudited)
                                                                           December 31,    June 30,
                                                                             1997           1997
                                                                           -----------    ---------
                       ASSETS
Current Assets:
    Cash and cash equivalents                                                $27,218         $553
    Accounts receivable, net of allowance for doubtful accounts of $651 and $586 at December 31, 1997 and June 30, 1997,
      respectively                                                            21,016       15,556
    Other receivables                                                          2,095        2,346
    Inventory                                                                 20,211       18,517
    Prepaid expenses                                                             836          537
    Deferred income taxes                                                        748          874

                                                                            --------      -------
                Total current assets                                          72,124       38,383
                                                                            --------      -------
    Property and Equipment, Net                                                6,725        5,841
    Intangible and Other Assets, Net                                           2,852        3,109

                                                                            --------      -------
                Total                                                        $81,701      $47,333
                                                                            ========      =======
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank lines of credit                                                       $435       $9,100
     Current portion of long-term debt                                           540        1,240
     Accounts payable                                                          8,129        7,712
     Accrued payroll and related expenses                                      1,798        1,607
     Income taxes payable                                                      2,288        1,804
     Advances from customers                                                   2,120        2,410
     Other accrued expenses and current liabilities                            4,168        3,710
                                                                            --------      -------
                Total current liabilities                                     19,478       27,583

Long-Term Debt                                                                   915        2,840
Deferred Income Taxes                                                             81          101
                                                                            --------      -------
                Total liabilities                                             20,474       30,524
                                                                            --------      -------
Shareholders' Equity
    Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at December 31, 1997 and June 30, 1997, respectively
    Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding 9,572,290 and 6,156,528 shares at December 31, 1997 and
      June 30, 1997, respectively                                             48,576        7,367
    Retained earnings                                                         12,982        9,171
    Cummulative foreign currency translation adjustment                         (331)         271
                                                                            --------      -------
                Total shareholders' equity                                    61,227       16,809
                                                                            --------      -------

                Total                                                        $81,701      $47,333
                                                                             =======      =======

         See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                   Three months ended December 31,           Six months ended December 31,
                                                   -------------------------------           -----------------------------

                                                     1997                    1996              1997                  1996
                                                   -------                 -------           -------               -------

Revenues                                           $24,285                 $18,563           $47,246               $35,093
Cost of goods sold                                  17,183                  13,286            33,832                25,170
                                                   -------                 -------           -------               -------

Gross profit                                         7,102                   5,277            13,414                 9,923
Operating expenses:
  Selling, general and administrative                3,293                   2,686             6,392                 5,423
  Research and development                             973                     636             1,800                 1,153

                                                   -------                 -------           -------               -------
          Total operating expenses                   4,266                   3,322             8,192                 6,576
                                                   -------                 -------           -------               -------

Income from operations                               2,836                   1,955             5,222                 3,347
Interest (income)/expense                             (369)                    331                42                   691

                                                   -------                 -------           -------               -------
Income before provision for income taxes             3,205                   1,624             5,180                 2,656
Provision for income taxes                             835                     408             1,369                   667

                                                   -------                 -------           -------               -------
Net income                                         $ 2,370                 $ 1,216           $ 3,811               $ 1,989
                                                   =======                 =======           =======               =======

Earnings per common share                          $  0.25                 $  0.50           $  0.48               $  0.83
                                                   =======                 =======           =======               =======
Earnings per common share -assuming dilution       $  0.24                 $  0.20           $  0.46               $  0.33
                                                   =======                 =======           =======               =======

          See accompanying notes to consolidated financial statements

                     OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands except share amounts)
                                (unaudited)

                                                                                             Six months ended December 31,
                                                                                             -----------------------------
                                                                                               1997                  1996
                                                                                             -------               -------
Cash flows from operating activities:
     Net income                                                                              $ 3,811               $ 1,989
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
           Provision for losses on accounts receivable                                            53                   103
           Deferred income taxes                                                                 100                     0
           Depreciation and amortization                                                       1,295                 1,163
           Changes in operating assets and liabilities:
               Accounts receivable                                                            (6,379)               (2,792)
               Other receivables                                                                 241                  (154)
               Inventory                                                                      (2,667)               (1,274)
               Prepaid expenses                                                                 (314)                  (38)
               Accounts payable                                                                  940                 1,245
               Accrued payroll and related expenses                                              210                    98
               Income taxes payable                                                              620                   126
               Advances from customers                                                          (298)                 (141)
               Other accrued expenses and current liabilities                                    692                   711

                                                                                             -------               -------
                    Net cash (used in) provided by operating activities                       (1,696)                1,036
                                                                                             -------               -------

Cash flows from investing activities:
     Additions to property and equipment                                                      (1,897)                 (814)
     Other assets                                                                                 54                    93

                                                                                             -------               -------
                    Net cash used in investing activities                                     (1,843)                 (721)
                                                                                             -------               -------
Cash flows from financing activities:
     Net (repayment of) proceeds from bank lines of credit                                    (8,595)                  449
     Payments on long-term debt                                                               (2,603)                 (361)
     Proceeds from issuance of stock                                                          41,209                    84

                                                                                             -------               -------
                    Net cash provided by financing activities                                 30,011                   172
                                                                                             -------               -------

Effect of exchange rate changes on cash                                                          193                     1
                                                                                             -------               -------

Net increase in cash and cash equivalents                                                     26,665                   488
Cash and cash equivalents, beginning of period                                                   553                   581
                                                                                             -------               -------

Cash and cash equivalents, end of period                                                     $27,218               $ 1,069
                                                                                             =======               =======
Supplemental disclosures of cash flow information - Cash paid during the period for:
     Interest                                                                                $   393               $   791
     Income taxes                                                                            $   586               $   626

During the period ended December 31, 1996, certain related parties converted $225 and $2,500 of senior subordinated debt into 120,536 and 1,250,000 shares of common and preferred stock, respectively.

         See accompanying notes to consolidated financial statements

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - OSI Systems, Inc. and its subsidiaries (collectively, the "Company") is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic technology. The Company designs and manufactures optoelectronic devices and value-added subsystems for original equipment manufacturers in a broad range of applications, including security, medical diagnostics, telecommunications, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan" brand name. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband.

Consolidation - The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 31, 1997, the consolidated statements of operations for the three-month and six-month periods ended December 31, 1997 and 1996 and the consolidated statements of cash flows for the six month periods ended December 31, 1997 and 1996 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 1997 included in the Company's Registration Statement on Form S-1 as filed with the Commission on October 1, 1997. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998.

Inventory - Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method.

Inventory at December 31, 1997 and June 30, 1997 consisted of the following (in thousands):

                                  DECEMBER 31,      JUNE 30,
                                     1997             1997

Raw Materials..................    $12,244          $11,408
Work-in-process................      5,156            4,224
Finished goods.................      2,811            2,885
                                   -------          -------
   Total.......................    $20,211          $18,517
                                   =======          =======

Earnings Per Share - For the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". Earnings per common share is computed using the weighted average number of shares outstanding during the period. Earnings per common share-assuming dilution, is computed using the weighted average number of shares outstanding during the period and dilutive common stock equivalents from the Company's stock option plans, and in the 1996 period common equivalent shares from convertible debt and preferred stock, calculated using the treasury stock method.

For the periods ending December 31, 1996, pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, common stock and stock options issued or granted during the twelve month period prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of the weighted average number of shares (denominator), using the treasury stock method as if they were outstanding for each period.

The following table reconciles the numerator and denominator used in calculating earnings per common share and earnings per common share-assuming dilution.


                                                                 For the Quarter ended December 31,
                                                          ------------------------------------------------

                                                            1997                                     1996
                                                          -------                                  -------
                                               Income        Shares    Per-Share         Income        Shares    Per-Share
                                            (Numerator)  (Denominator)   Amount         (Numerator) (Denominator)   Amount
Earnings per common share
Income available to
  common stockholders                        $ 2,370,000    9,571,540   $    0.25       $ 1,216,000   2,425,564  $     0.50
                                                                        =========                                ==========
Effect of Dilutive Securities
Convertible subordinated debt                                                                30,000   1,689,815
Convertible preferred stock                                                                           1,978,125
Options, treasury stock method                                333,519                                   196,387
                                             ------------------------                   -----------------------

Earnings per common share assuming dilution
Income available to common
  stockholders + assumed conversions         $ 2,370,000    9,905,059   $    0.24       $ 1,246,000   6,289,891  $    0.20
                                             ====================================       ===================================


                                                                 For the Six months ended December 31,
                                                          ------------------------------------------------

                                                            1997                                     1996
                                                          -------                                  -------
                                               Income        Shares    Per-Share         Income        Shares    Per-Share
                                            (Numerator)  (Denominator)   Amount         (Numerator) (Denominator)   Amount
Earnings per common share
Income available to
  common stockholders                        $ 3,811,000    7,876,284   $    0.48       $ 1,989,000   2,400,814  $     0.83
                                                                        =========                                ==========
Effect of Dilutive Securities
Convertible subordinated debt                                                                67,000   1,694,384
Convertible preferred stock                                                                           1,978,125
Options, treasury stock method                                330,277                                   162,195
                                             ------------------------                   -----------------------

Earnings per common share assuming dilution
Income available to common
  stockholders + assumed conversions         $ 3,811,000    8,206,561   $    0.46       $ 2,056,000   6,235,518  $    0.33
                                             ====================================       ===================================

Recently Issued Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting for Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting these statements.

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

RESULTS OF OPERATIONS

Revenues. Revenues increased by 30.8% to $24.3 million for the three months ended December 31, 1997 compared to $18.6 million for the comparable prior year period. For the six months ended December 31, 1997, revenues increased by 34.6% to $47.2 million from $35.1 million in the comparable prior year period. Revenues for the three months ended December 31, 1997 from security and inspection products were $12.6 million or approximately 51.8% of the Company revenues, and revenues from optoelectronic devices and subsystems were $11.7 million or approximately 48.2% of the Company revenues. Revenues for the six months ended December 31, 1997 from security and inspection products were $24.2 million or approximately 51.2% of the Company revenues, and revenues from optoelectronic devices and subsystems were $23.0 million or approximately 48.8% of the Company revenues. The increase in revenues from sales of security and inspection products, both in absolute dollars and as a percentage of total company revenues was due to an increase in sales of the Company's Rapiscan Series 500 EPX systems, and increased penetration in the security market. The increase in revenues from sales of devices and subsystems was due to an increase in sales to the medical diagnostic industry, and the introduction of products that are sold for use in the oil exploration field.

For the three month and six month periods ended December 31, 1997, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on the Company's consolidated revenues and results of operations.

The Company is monitoring the currency situation in the Far East to evaluate whether there may be any significant effect on sales to the Far East in the future.

Gross Profit. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by 34.6% to $7.1 million for three months ended December 31, 1997 compared to $5.3 million for the comparable prior year period. For the six months ended December 31, 1997 gross profit increased by 35.2% to $13.4 million compared to $9.9 million for the comparable prior year period. As a percentage of revenues, gross profit increased in the quarter and six months to 29.2% and 28.4% this year from 28.4% and 28.3% last year, respectively. The increase in gross profit was due to increased sales and increased efficiencies in manufacturing.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the three months ended December 31, 1997, such expenses increased 22.6% to $3.3 million compared to $2.7 million for the comparable prior year period. For the six months ended December 1997, such expenses increased 17.9% to $6.4 million compared to $5.4 million for the comparable prior year period. This increase was due primarily to an increase in payroll expenses and marketing expenses to support revenue growth as well as an increase in legal expenses related primarily to ongoing litigation matters. However, the aggregate increase in such expenses was less than the aggregate increase in revenues. Accordingly as a percentage of revenues, selling, general and administrative expenses decreased in the quarter and six month period to 13.6% and 13.5% this year from 14.5% and 15.5% last year, respectively.

Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended December 31, 1997, such expenses increased 53.0% to $973,000 compared to $636,000 for the comparable prior year period. For the six months ended December 31, 1997, such expenses increased 56.1% to $1.8 million compared to $1.2 million for the comparable prior year period. As a percentage of revenues, research and development expenses increased in the quarter and six months to 4.0% and 3.8% this year from 3.4% and 3.3% last year, respectively. The increase was due primarily to acceleration of certain research and development projects, continued enhancement of Rapiscan series 500EPX systems, and increased efforts to develop products for cargo scanning. The Company intends to continue increasing its research and development expenditures in the future.

Income from Operations. Income from operations for the three months ended December 31, 1997, increased 45.1% to $2.8 million compared to $2.0 million for the comparable prior year period. For the six months ended December 31, 1997, income from operations increased 56.0% to $5.2 million compared to $3.3 million for the comparable prior year period. As a percentage of revenues, income from operations increased in the quarter and six months to 11.7% and 11.1% this year from 10.5% and 9.5% last year, respectively. Income from operations increased due to increased revenues and a higher gross margin.

Interest Expense. For the three months ended December 31, 1997, the Company earned net interest income of $369,000 compared to net interest expense of $331,000 for the three months ended December 31, 1996. Net interest expense for the six months ended December 31, 1997 was $42,000 compared to $691,000 for the comparable prior year period. The reduction in net interest expense (and the interest income) was due to the receipt of the $40.9 million proceeds from the initial public offering of the Company's common stock, in October, 1997. A portion of the proceeds were used to repay a majority of the Company's debt and the remaining proceeds are invested in short term investments.

Provision for Income Taxes. Provision for income taxes increased to $835,000 and $1.4 million for the three months and six months ended December 31, 1997, respectively from $408,000 and $667,000 for the comparable prior year period due to higher income before income taxes. As a percentage of income before provision for income taxes, provision for income taxes increased in the quarter and six months to 26.1% and 26.4% this year from 25.1% and 25.1% last year, respectively.

Net Income. For the reasons outlined above, net income for the three months ended December 31, 1997 increased 94.9% to $2.4 million compared to $1.2 million for the comparable prior year period, and net income for the six months ended December 31, 1997 increased 91.6% to $3.8 million compared to $2.0 million for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations used net cash of $1.7 million during the six months ended December 31, 1997. The amount of net cash used by operations reflects increases in accounts receivable, inventory, prepaid expenses and reductions in advances from customers. Net cash used in operations was offset in part by a reduction of other receivables and increases in accounts payable, income taxes payables, accrued payroll and related expenses and other accrued expenses and current liabilities.

Net cash used in investing activities was $1.8 million and $721,000 for the six months ended December 31, 1997 and 1996, respectively, in each case due primarily to purchases of property and equipment. In the period ended December 31, 1997, of the total property and equipment purchases, approximately $708,000 was for the purchase of equipment to manufacture products used in the oil exploration field.

Net cash provided by financing activities was $30.0 million and $172,000 for the six months ended December 31, 1997 and 1996, respectively. During the six months ended December 31, 1997, net cash provided by financing activities resulted primarily from the Company's initial public offering that took place during the current quarter ended December 31, 1997 and was offset in part by repayment of the majority of the Company's debt.

The Company anticipates that current cash balances and anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future.

Foreign Currency Translation. The accounts of the Company's operations in Singapore, Malaysia, England and Norway are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling and Norwegian krone, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder's equity. Net transaction gains of approximately $67,000 and $12,000 were included in income for the six months ended December 31, 1997 and 1996, respectively.

Inflation. The Company does not believe that inflation has had a material impact on its December 31, 1997 results of operations.

Year 2000. The Company is in the process of assessing Year 2000 issues as they relate to its systems, business and operations, and at this time the Company cannot make a determination of the impact, if any, of Year 2000 issues. At this time, however, the Company has not made an assessment of the impact, if any, of Year 2000 issues as they may relate to relationships with significant customers or suppliers.

                           PART II  OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the fiscal quarter covered by this report, the Company issued a total of 12,262 shares of its common stock to its employees upon the exercise by such employees of outstanding stock options. The total aggregate price paid by the employees for the shares purchased was $28,350. The entire purchase price was paid in cash. No underwriters were involved in the sale of the shares, and no commissions of any sort were paid. The sales were exempt under Section 4 (2) of the Securities Act of 1933.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

      10.  Lease, dated September 24, 1997 between Company and D.S.A.
      Properties.

      27.  Financial Data Schedule

b.    Reports on Form 8-K

      None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 11th date of February 1998.


                             OSI Systems, Inc.
                             -----------------

                             By: /s/ Deepak Chopra
                                ----------------------------
                                Deepak Chopra
                                President and
                                Chief Executive Officer


                             By: /s/ Ajay Mehra
                                ----------------------------
                                Ajay Mehra
                                Vice President and
                                Chief Financial Officer