Form 10-Q
period 1998-03-31
OSI SYSTEMS INC
filed 1998-05-14
CIK 1039065

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549
                               __________________

                                   FORM 10-Q
(Mark one)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

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

                                YES  X       N0
                                    ---         ---

As of May 5, 1998 there were 9,683,965 shares of common stock outstanding.

                               OSI SYSTEMS, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                    PAGE NUMBER
     Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheets at March 31, 1998                             3
              and June 30, 1997 (Unaudited)

              Consolidated Statements of Operations for the three and nine months       4
              ended March 31, 1998 and March 31, 1997
              (Unaudited)

              Consolidated Statements of Cash Flows for the nine months                 5
              ended March 31, 1998 and March 31, 1997
              (Unaudited)

              Notes to Consolidated Financial Statements (Unaudited)                    6

     Item 2 - Management's Discussion and Analysis of                                   9
              Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                         13

     Signatures                                                                        13

                                     -2-

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                  (Unaudited)

                                                                                              March 31       June 30
                                                                                                1998           1997
                                                                                              --------       --------
                                ASSETS
Current Assets:
     Cash and cash equivalents                                                                 $23,007       $   553
     Accounts receivable, net of allowance for doubtful accounts of $650 and $586
        at March 31, 1998 and June 30, 1997, respectively                                       25,107        15,556
     Other receivables                                                                           1,463         2,346
     Inventory                                                                                  23,395        18,517
     Prepaid expenses                                                                              928           537
     Deferred income taxes                                                                         748           874

                                                                                               -------       -------
                  Total current assets                                                          74,648        38,383
                                                                                               -------       -------

Property and Equipment, Net                                                                      6,957         5,841
Intangible and Other Assets, Net                                                                 2,696         3,109

                                                                                               -------       -------
                  Total                                                                        $84,301       $47,333
                                                                                               =======       =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank lines of credit                                                                      $     0       $ 9,100
     Current portion of long-term debt                                                             636         1,240
     Accounts payable                                                                            8,903         7,712
     Accrued payroll and related expenses                                                        2,288         1,607
     Income taxes payable                                                                        2,204         1,804
     Advances from customers                                                                     2,075         2,410
     Other accrued expenses and current liabilities                                              3,934         3,710

                                                                                               -------       -------
                  Total current liabilities                                                     20,040        27,583

Long-Term Debt                                                                                     436         2,840
Deferred Income Taxes                                                                               83           101

                                                                                               -------       -------
                  Total liabilities                                                             20,559        30,524

Shareholders' Equity
     Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at March 31, 1998 and June 30, 1997, respectively
     Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding
        9,682,465 and 6,156,528 shares at March 31, 1998 and June 30, 1997, respectively        48,800         7,367
     Retained earnings                                                                          15,044         9,171
     Cumulative foreign currency translation adjustment                                           (102)          271

                                                                                               -------       -------

                  Total shareholders' equity                                                    63,742        16,809
                                                                                               -------       -------

                  Total                                                                        $84,301       $47,333
                                                                                               =======       =======

          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)
                                  (unaudited)

                                                      Three months ended March 31,    Nine months ended March 31,
                                                      ----------------------------    ---------------------------
                                                         1998              1997         1998                1997
                                                      --------           ---------    ---------           -------
Revenues                                              $21,893             $20,880       $69,139           $55,973
Cost of goods sold                                     15,366              15,210        49,198            40,380
                                                      -------             -------       -------           -------

Gross profit                                            6,527               5,670        19,941            15,593
Operating expenses:
     Selling, general and administrative                3,106               2,760         9,498             8,183
     Research and development                             995                 584         2,795             1,737
     Stock option compensation                                                856                             856

                                                      -------             -------       -------           -------
                    Total operating expenses            4,101               4,200        12,293            10,776
                                                      -------             -------       -------           -------

Income from operations                                  2,426               1,470         7,648             4,817
Interest expense (income), net                           (303)                209          (261)              900

                                                      -------             -------       -------           -------
Income before provision for income taxes                2,729               1,261         7,909             3,917
Provision for income taxes                                667                 316         2,036               983

                                                      -------             -------       -------           -------
Net income                                            $ 2,062             $   945       $ 5,873           $ 2,934
                                                      =======             =======       =======           =======

Earnings per common share                             $  0.21             $  0.39       $  0.69           $  1.22
                                                      =======             =======       =======           =======

Earnings per common share - assuming dilution         $  0.21             $  0.15       $  0.68           $  0.48
                                                      =======             =======       =======           =======

          See accompanying notes to consolidated financial statements

                     OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                            Nine months ended March 31,
                                                                                            --------------------------
                                                                                               1998           1997
                                                                                            ----------      ----------
Cash flows from operating activities:
          Net income                                                                          $ 5,873         $ 2,934
          Adjustments to reconcile net income to net cash (used in) provided by operating activities:
                 Provision for losses on accounts receivable                                       54              97
                 Deferred income taxes                                                             93          (1,014)
                 Depreciation and amortization                                                  1,898           1,686
                 Stock option compensation                                                          0             856
                 Changes in operating assets and liabilities:
                      Accounts receivable                                                      (9,959)         (1,582)
                      Other receivables                                                           878            (827)
                      Inventory                                                                (5,975)         (1,444)
                      Prepaid expenses                                                           (402)            (32)
                      Accounts payable                                                          1,509             980
                      Accrued payroll and related expenses                                        720             (80)
                      Income taxes payable                                                        526             960
                      Advances from customers                                                    (336)          1,771
                      Other accrued expenses and current liabilities                              425             806

                                                                                              -------         -------
                                 Net cash (used in) provided by operating activities           (4,696)          5,111
                                                                                              -------         -------

Cash flows from investing activities:
          Additions to property and equipment                                                  (2,607)         (1,530)
          Cash paid for business acquisition, net of
          cash acquired                                                                             0            (302)

          Other assets                                                                            164             135

                                                                                              -------         -------
                                 Net cash used in investing activities                         (2,443)         (1,697)
                                                                                              -------         -------

Cash flows from financing activities:
          Net repayment of bank lines of credit                                                (9,409)         (1,363)
          Payment on senior subordinated debt                                                       0            (350)
          Payments on long-term debt                                                           (2,573)         (3,399)
          Proceeds from issuance of long-term debt                                                              2,646
          Proceeds from issuance of stock                                                      41,338              79

                                                                                              -------         -------
                                 Net cash provided by (used in) financing activities           29,356          (2,387)
                                                                                              -------         -------

Effect of exchange rate changes on cash                                                           237               4
                                                                                              -------         -------

Net increase in cash and cash equivalents                                                      22,454           1,031
Cash and cash equivalents, beginning of period                                                    553             581
                                                                                              -------         -------

Cash and cash equivalents, end of period                                                      $23,007         $ 1,612
                                                                                              =======         =======

Supplemental disclosures of cash flow information - Cash paid during the period for:
          Interest                                                                            $   413         $   902
          Income taxes                                                                        $ 1,540         $ 1,261


During the period ended March 31, 1997, certain related parties converted $225 and $2,500 of senior subordinated debt into 120,536 and 1,250,000 shares of common and preferred stock, respectively.

          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - OSI Systems, Inc. and its subsidiaries (collectively, the "Company") is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic technology. The Company designs and manufactures optoelectronic devices and value-added subsystems for original equipment manufacturers in a broad range of applications, including security, medical diagnostics, telecommunications, gaming, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan" brand name. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband.

Consolidation - The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of March 31, 1998, the consolidated statements of operations for the three-month and nine-month periods ended March 31, 1998 and 1997 and the consolidated statements of cash flows for the nine month periods ended March 31, 1998 and 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 1997 included in the Company's Registration Statement on Form S-1 as filed with the Commission on October 1, 1997. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998.

Inventory - Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method.

Inventory at March 31, 1998 and June 30, 1997 consisted of the following (in thousands):

                            MARCH 31,   JUNE 30,
                             1998        1997

Raw Materials.....          $12,697    $11,408
Work-in-process...            6,204      4,224
Finished goods....            4,494      2,885
                            -------    -------
   Total..........          $23,395    $18,517
                            =======    =======

Earnings Per Share - Earnings per common share is computed using the weighted average number of shares outstanding during the period. Earnings per common share-assuming dilution, is computed using the weighted average number of shares outstanding during the period and dilutive common stock equivalents from the Company's stock option plans, and in the 1997 period common equivalent shares from convertible debt and preferred stock, calculated using the treasury stock method.

For the periods ending March 31, 1997, pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, common stock and stock options issued or granted during the twelve month period prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of the weighted average number of shares (denominator), using the treasury stock method as if they were outstanding for each period.

The following table reconciles the numerator and denominator used in calculating earnings per common share and earnings per common share-assuming dilution.

                                                                  For the Quarter ended March 31,
                                                         ------------------------------------------------
                                                             1998                                1997
                                                         ------------                       -------------
                                                Income      Shares   Per-Share    Income       Shares     Per-Share
                                             (Numerator) (Denominator  Amount   (Numerator) (Denominator)   Amount
Earnings per common share
Income available to
   common stockholders                        $2,062,000    9,661,265    $0.21     $945,000     2,425,564     $0.39
                                                                      =========                            ========

Effect of Dilutive Securities
Convertible subordinated debt                                                        25,000     1,689,814
Convertible preferred stock                                                                     1,978,125
Options, treasury stock method                                247,247                             196,388
                                             ---------------------------       --------------------------

Earnings per common share assuming dilution
Income available to common
   stockholders + assumed conversions         $2,062,000    9,908,512    $0.21     $970,000     6,289,891     $0.15
                                              ================================== ===================================



                                                                For the Nine months ended March 31,
                                                         ------------------------------------------------
                                                             1998                                1997
                                                         ------------                       -------------
                                               Income       Shares    Per-Share  Income        Shares     Per-Share
                                             (Numerator) (Denominator  Amount  (Numerator)  (Denominator)  Amount

Earnings per common share
Income available to
   common stockholders                        $5,873,000    8,471,278    $0.69   $2,934,000     2,409,064     $1.22
                                                                      ========                            ==========

Effect of Dilutive Securities
Convertible subordinated debt                                                        92,000     1,692,861
Convertible preferred stock                                                                     1,978,125
Options, treasury stock method                                184,451                             173,593
                                             ---------------------------       --------------------------

Earnings per common share assuming dilution
Income available to common
   stockholders + assumed conversions         $5,873,000    8,655,729    $0.68   $3,026,000     6,253,643     $0.48
                                              ================================= ====================================

Recently Issued Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting for Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting these statements.

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

RESULTS OF OPERATIONS

Revenues. Revenues increased by 4.9% to $21.9 million for the three months ended March 31, 1998 compared to $20.9 million for the comparable prior year period. For the nine months ended March 31, 1998, revenues increased by 23.5% to $69.1 million from $56.0 million in the comparable prior year period. Revenues for the three months ended March 31, 1998 from security and inspection products were $8.6 million, or approximately 39.2% of the Company revenues, and revenues from optoelectronic devices and subsystems were $13.3 million or approximately 60.8% of the Company revenues. Revenues for the nine months ended March 31, 1998 from security and inspection products were $32.8 million or approximately 47.4% of the Company revenues, and revenues from optoelectronic devices and subsystems were $36.3 million or approximately 52.6% of the Company revenues. The increase in revenues from sales of optoelectronic devices and subsystems for the quarter and nine months ended March 31, 1998, both in absolute dollars and as a percentage of total company revenues was due to an increase in sales to the medical diagnostic and gaming industries and introduction of products that are sold for use in the oil exploration field. The revenues from sales of security and inspection products decreased in the quarter because of delayed shipments of certain large cargo scanning machines. The increase for the nine month period ended March 31, 1998 was due to an increase in sales of the Company's Rapiscan Series 500 EPX Systems and continuing penetration in the security and inspection products market.

For the three month and nine month periods ended March 31, 1998, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on the Company's consolidated revenues and results of operations. The Company continues to perform ongoing credit evaluations of its customers' financial condition and if deemed necessary requires advance payment for sales. The Company is monitoring the currency situation in the Far East to evaluate whether there may be any significant effect on sales to the Far East in the future.

Gross Profit. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by 15.1% to $6.5 million for the three months ended March 31, 1998 compared to $5.7 million for the comparable prior year period. For the nine months ended March 31, 1998 gross profit increased by 27.9% to $19.9 million compared to $15.6 million for the comparable prior year period. As a percentage of revenues, gross profit increased in the quarter and nine months to 29.8% and 28.8% this year from 27.2% and 27.9% last year, respectively. The increase in gross profit was due to increased sales and increased efficiencies in manufacturing.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing, and administrative personnel, and marketing expenses. For the three months ended March 31, 1998, such expenses increased 12.5% to $3.1 million compared to $2.8 million for the comparable prior year period. For the nine months ended March 31, 1998, such expenses increased 16.1% to $9.5 million compared to $8.2 million for the comparable prior year period. This increase was due primarily to an increase in payroll expenses and marketing expenses to support revenue growth as well as an increase in legal expenses related primarily to ongoing litigation matters. As a percentage of revenues, selling, general and administrative expenses increased in the quarter to 14.2% this year from 13.2% last year and decreased in the nine month period to 13.7% this year from 14.6% last year.

Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended March 31, 1998, such expenses increased 70.4% to $995,000 compared to $584,000 for the comparable prior year period. For the nine months ended March 31, 1998, such expenses increased 60.9% to $2.8 million compared to $1.7 million for the comparable prior year period. As a percentage of revenues, research and development expenses increased in the quarter and nine months to 4.5% and 4.0% this year from 2.8% and 3.1% last year, respectively. The increase was due primarily to acceleration of certain research and development projects, continued enhancement of Rapiscan series 500EPX systems, and increased efforts to develop products for cargo scanning and optoelectronic devices and subsystems products. The Company intends to continue increasing its research and development expenditures in the future.

Income from Operations. Income from operations for the three and nine months ended March 31, 1998, increased by $956,000 or 65.0% and $2.8 million or 58.8% from $1.5 million and $4.8 million for the three and nine months ended March 31, 1997. Excluding the non-recurring, non-cash incentive compensation expense of $856,000 incurred in connection with the acceleration of the vesting period of stock options granted to certain employees and officers during the period ended March 31, 1997, income from operations increased by $100,000 or 4.3% and $1.9 million or 34.8% from $2.3 million and $5.7 million for the three and nine months ended March 31, 1998. As a percentage of revenues, income from operations increased in the quarter and nine months to 11.1% and 11.1% this year from 7.0% and 8.6% last year, respectively. Excluding the non-cash compensation expense discussed above, income from operations for the three and nine months ended March 31, 1997 would have been 11.1% and 10.1%, respectively.

Interest Expense. For the three months ended March 31, 1998, the Company earned net interest income of $303,000 compared to net interest expense of $209,000 for the three months ended March 31, 1997. Net interest income for the nine months ended March 31, 1998 was $261,000 compared to a net interest expense of $900,000 for the comparable prior year period. The interest income was due to proceeds from the initial public offering of the Company's common stock, in October 1997. A portion of the proceeds was used to repay a majority of the Company's debt and the remaining proceeds are invested in short-term investments.

Provision for Income Taxes. Provision for income taxes increased to $667,000 and $2.0 million for the three months and nine months ended March 31, 1998, respectively, from $316,000 and $983,000 for the comparable prior year periods due to higher income before income taxes. As a percentage of income before provision for income taxes, provision for income taxes decreased in the quarter to 24.4% this year from 25.1% last year, and in the nine months increased to 25.7% this year from 25.1% last year.

Net Income. For the reasons outlined above, net income for the three months ended March 31, 1998 increased 118.2% to $2.1 million compared to $945,000 for the comparable prior year period, and net income for the nine months ended March 31, 1998 increased 100.2% to $5.9 million compared to $2.9 million for the comparable prior year period. The non-cash compensation charge described above, decreased net income by $514,000 in the three months and nine months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations used net cash of $4.7 million during the nine months ended March 31, 1998. The amount of net cash used by operations reflects increases in accounts receivable, inventory, prepaid expenses and reductions in advances from customers. Net cash used in operations was offset in part by a reduction of other receivables and increases in accounts payable, income taxes payables, accrued payroll and related expenses and other accrued expenses and current liabilities. The increase in accounts receivable is due to an increase in sales as well as the timing of shipments made upon completion of certain contracts during the nine months ended March 31, 1998.

Net cash used in investing activities was $2.4 million and $1.7 million for the nine months ended March 31, 1998 and 1997, respectively, in each case due primarily to purchases of property and equipment. In the period ended March 31, 1998, of the total property and equipment purchases, approximately $708,000 was for the purchase of equipment to manufacture products used in the oil exploration field and in the period ended March 31, 1997, of the total purchases of property and equipment, approximately $302,000 was for partial payment for the business acquisition of the Company's Norwegian subsidiary.

Net cash provided by financing activities was $29.4 million for the nine months ended March 31, 1998 compared to net cash used in financing activities of $2.4 million for the nine months ended March 31, 1997. During the nine months ended March 31, 1998, net cash provided by financing activities resulted primarily from the Company's initial public offering and was offset in part by repayment of the majority of the Company's debt.

The Company anticipates that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future.

Foreign Currency Translation. The accounts of the Company's operations in Singapore, Malaysia, England and Norway are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling and Norwegian krone, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder's equity. Net transaction (loss)/gains of approximately ($40,000) and $9,000 were included in income for the nine months ended March 31, 1998 and 1997, respectively.

Inflation. The Company does not believe that inflation has had a material impact on its March 31, 1998 results of operations.

Year 2000. The Company is in the process of assessing Year 2000 issues as they relate to its systems, business and operations, and at this time the Company cannot make a determination of the impact, if any, of year 2000. At this time, however, the Company has not made an assessment of the impact if any, of Year 2000 issues as they may relate to relationships with significant customers or suppliers.

                          PART II  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    27.  Financial Data Schedule

b.  Reports on Form 8-K

    None
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 8th date of May 1998.


                                OSI Systems, Inc.
                                -----------------

                                By:___________________________
                                   Deepak Chopra
                                   President and
                                   Chief Executive Officer


                                By:____________________________
                                   Ajay Mehra
                                   Vice President and
                                   Chief Financial Officer