Form 10-K
period 1998-06-30
OSI SYSTEMS INC
filed 1998-09-28
CIK 1039065

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
   1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998; OR

[_]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934.

  FOR THE TRANSITION PERIOD FROM              TO             .

                        COMMISSION FILE NUMBER 0-23125

                               ----------------

                               OSI SYSTEMS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                    33-0238801
        (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

  12525 CHADRON AVENUE HAWTHORNE, CALIFORNIA                          90250
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 978-0516

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                             WHICH REGISTERED
          -------------------                         ------------------------
       Common Stock, No Par Value                              Nasdaq

                               ----------------

  Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on the Nasdaq National Market on September 18, 1998, was $40,554,480.

  The number of shares of the registrant's Common Stock outstanding as of September 18, 1998 was 9,694,165.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders (to be filed subsequently) are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART I
        Item 1.  Business................................................     1
        Item 2.  Properties..............................................    13
        Item 3.  Legal Proceedings.......................................    13
        Item 4.  Submission on Matters to a Vote of Security Holders.....    14
 PART II
        Item 5.  Market for Registrant's Common Stock and Related
                 Stockholder Matters.....................................    15
        Item 6.  Selected Financial Data.................................    16
        Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of  Operations....................    17
        Item 8.  Financial Statements and Supplementary Data.............    24
        Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial  Disclosure....................    24
 PART III
        Item 10. Directors and Executive Officers of the Registrant......    25
        Item 11. Executive Compensation..................................    25
                 Security Ownership of Certain Beneficial Owners and
        Item 12. Management..............................................    25
        Item 13. Certain Relationships and Related Transactions..........    25
 PART IV
        Item 14. Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K................................................    26

                                    PART I

ITEM 1. BUSINESS

GENERAL

  The Company is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic technology. The Company designs and manufactures optoelectronic devices and value-added subsystems for original equipment manufacturers ("OEMs") for use in a broad range of applications, including security, medical diagnostics, telecommunications, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan" and "SECURE" brand names. These products are used to inspect baggage, cargo, people and other objects for weapons, explosives, drugs and other contraband. In fiscal 1998, revenues from the sale of optoelectronic devices and subsystems amounted to $50.1 million, or approximately 53.4%, of the Company's revenues, while revenues from sales of security and inspection products amounted to $43.8 million, or approximately 46.6% of the Company's revenues. Unless the context otherwise requires, the term the "Company" as used herein includes OSI Systems, Inc., a California corporation, and its subsidiaries.

INDUSTRY OVERVIEW

  The Company's products currently address two principal markets. The Company's optoelectronic devices and subsystems are designed and manufactured primarily for sale to OEMs, while the Company's security products are sold to end-users.

  Optoelectronic Devices and Subsystems. Optoelectronic devices consist of both active components, such as silicon photodiodes that sense light of varying wavelengths and convert the light detected into electronic signals, and passive components, such as lenses, prisms, filters and mirrors. An optoelectronic subsystem typically consists of one or more optoelectronic devices that are combined with other electronic components for integration into an end-product. Optoelectronic devices and subsystems are used for a wide variety of applications ranging from simple functions, such as the detection of paper in the print path of a laser printer, to complex monitoring, measurement or positioning functions, such as in industrial robotics where the subsystem is used to detect the exact position, motion or size of another object. Because optoelectronic devices and subsystems can be used in a wide variety of measurement, control and monitoring applications, optoelectronics may be used in a broad array of industrial applications.

  The Company believes that in recent years advances in technology and reductions in the cost of key components of optoelectronic systems, including computer processing power and memory, have broadened the market by enabling the use of optoelectronic devices in a greater number of applications. In addition, the Company believes that there is a trend among OEMs to increasingly outsource the design and manufacture of optoelectronic subsystems to fully integrated, independent manufacturers who may have greater specialization, broader expertise, and the ability and flexibility to respond in shorter time periods than the OEM could accomplish in-house. The Company believes that its high level of vertical integration, substantial engineering resources, expertise in the use and application of optoelectronic technology, and low-cost international manufacturing operations enable it to compete in the market for optoelectronic devices and subsystems.

  Security and Inspection Products. A variety of products are currently used worldwide in security and inspection applications. These products include single energy x-ray equipment, dual energy x-ray equipment, trace detection systems that detect particulate and chemical traces of explosive materials, computer tomography ("CT"), scanners and x-ray machines employing backscatter detection technology. To date, most of these products have been deployed primarily at commercial airports worldwide. The Company believes that the growth in the market for security and inspection products will continue to be driven by the increased perception of threat fueled by recent terrorist incidents, increased government mandates and appropriations, and the emergence of a growing market for the non-security applications of its products.

  In the 1970s, principally in response to civilian airline hijackings, the U.S. Federal Aviation Administration ("FAA") established security standards by setting guidelines for the screening of carry-on baggage for weapons such as guns and knives. These standards were later mandated by the United Nations for adoption by all of its member states. The Company believes that to date the imposition of these standards has resulted in the installation of over 10,000 x-ray inspection systems installed in airports worldwide. Additionally, the United Kingdom Department of Transport has required the United Kingdom's commercial airports to deploy systems for 100% screening of international checked baggage by the end of 1998, and the European Civil Aviation Conference, an organization of 33 member states, has agreed to implement 100% screening of international checked baggage by the year 2000. In the United States, largely in response to the explosion of Pan Am Flight 103 in December 1988, Congress enacted the Aviation Security Improvement Act of 1990 which, among other initiatives, directed the FAA to establish and implement strict security measures and to deploy advanced technology for the detection of various contraband, including explosives, drugs, and currency. In July 1996, President Clinton formed the White House Commission on Aviation Safety and Security (the "Gore Commission"), to review airline and airport security and to oversee aviation safety. In response to the initial report released by the Gore Commission, the United States enacted legislation that includes $144 million in appropriations for the initial deployment of advanced security and inspection technology at major U.S. airports. The Clinton Administration is proposing budgeting $100 million in fiscal 1999 for the purchase of state-of-the-art detection equipment for rapid deployment in every major U.S. airport.

  X-ray inspection equipment, such as that sold by the Company, is also increasingly being used for a number of purposes not related to security. Newer versions of x-ray inspection equipment combine x-ray inspection with computer image enhancement capabilities and can be applied to various non-security purposes such as the detection of narcotics, gold and currency, the inspection of agricultural products, and the inspection of cargo by customs officers and international shippers.

GROWTH STRATEGY

  The Company's objectives are to be a leading provider of specialized optoelectronic products, to enhance its position in the international inspection and detection marketplace and to leverage its expertise in the optoelectronic technology industry by entering into new end-product markets on a selective basis. Key elements of this strategy include:

  Leverage its Optoelectronic Design and Manufacturing Expertise to Address New Applications. The Company believes that one of its primary competitive strengths is its expertise in designing and manufacturing specialized optoelectronic subsystems for its OEM customers in a cost-effective manner. The Company currently designs and manufactures devices and subsystems for over 200 customers serving over 100 applications. The Company has developed this expertise in the past through internal research and development efforts and through selective acquisitions. In 1990, the Company acquired UDT Sensors, Inc. ("UDT Sensors") to broaden its expertise and capabilities in developing and manufacturing optoelectronic devices and subsystems. In 1993, the Company acquired Rapiscan Security Products Limited ("Rapiscan U.K.") and, through Rapiscan Security Products (U.S.A.), Inc. ("Rapiscan U.S.A."), commenced its operations as a provider of security and inspection products in the United States. Thereafter, in 1993, the Company acquired Ferson Optics, Inc. ("Ferson") for its passive optic technologies. In 1994, the Company commenced operations of Opto Sensors (Malaysia) Sdn. Bhd. ("OSI Malaysia") to take advantage of low cost manufacturing. In 1997, the Company acquired Advanced Micro Electronics AS ("AME") for AME's hybrid optoelectronic capabilities.

  In 1998, the Company expanded its operations in the field of optoelectronic devices used for medical diagnostic applications. The Company acquired Osteometer MediTech A/S ("Osteometer"), a Danish manufacturer of diagnostic scanners used to detect osteoporosis. The Company also made investments in other companies. See "Recent Developments" below.

  The Company intends to continue to build this expertise in order to address a greater number of applications. By expanding the number of potential applications its products may serve, the Company intends to increase its business with existing customers and attract new customers.

  Further Penetrate Existing Security and Inspection Markets and Expand into Other Markets. For the year ended June 30, 1998, approximately 22.0% of the Company's security and inspection products were sold to airports or airlines for security purposes, with the remainder of these products being sold to other facilities for both security and non-security related purposes. The Company intends to continue to expand its sales and marketing efforts both domestically and internationally to capitalize on opportunities in its existing markets for new installations as well as opportunities to replace, service and upgrade existing security installations. In addition, through research and development and selective acquisitions, the Company intends to enhance and expand its current product offering to better address new applications including automatic bomb detection and cargo scanning. In January 1998, the Company's subsidiary, Rapiscan U.S.A., acquired the "SECURE" product line from Nicolet Imaging Systems, a division of ThermoSpectra Corporation ("ThermoSpectra"), relating to x-ray machines employing backscatter detection technology, which are used to inspect people. See "Recent Developments" below.

  The Company believes that this strategy will enable it to take advantage of the growth its existing markets are experiencing and to benefit from additional growth that these new and enhanced products will provide. The Company believes that sales of its security and inspection products at locations other than airports will constitute an increasingly larger portion of its sales in the future.

  Capitalize on Vertical Integration. The Company believes that it offers significant added value to its OEM customers by providing a full range of vertically integrated services including component design and customization, subsystem concept design and application engineering, product prototyping and development, and efficient pre-production, short-run and high volume manufacturing. The Company believes that its vertical integration differentiates it from many of its competitors and provides value to its OEM customers, who can rely on the Company to be an integrated supplier of an optoelectronic subsystem. In addition, the Company's vertical integration provides several other advantages in both its optoelectronic devices and subsystems and security and detection product lines. These advantages include reduced manufacturing and delivery times, lower costs due to its access to competitive international labor markets and direct sourcing of raw materials, and quality control. The Company intends to continue to leverage its vertically integrated services to create greater value for its customers in the design and manufacturing of its products. The Company believes that this strategy better positions the Company for penetration into other end markets.

  Capitalize on Global Presence. The Company operates in three locations in the United States, three in Europe and two in Asia. The Company views its international operations as providing an important strategic advantage over competitors in both the optoelectronic device and subsystem market and the security and inspection market for three primary reasons. First, international manufacturing facilities allow the Company to take advantage of competitive labor rates in order to be a low cost producer. Second, its international offices strengthen its sales and marketing efforts and its ability to maintain and repair its systems by providing direct access to growing foreign markets and to its existing international customer base. Third, multiple manufacturing locations allow the Company to reduce delivery times to its global customer base. In the future, the Company intends to develop new sources of manufacturing and sales capabilities to maintain and enhance the benefits of its international presence.

  Selectively Enter New End Markets. The Company intends to selectively enter new end markets that complement its existing capabilities in designing, developing and manufacturing optoelectronic devices and subsystems, such as the expansion during fiscal 1998 into optoelectronic products for medical diagnostic applications. The Company believes that by manufacturing other end products which rely on the technological capabilities of the Company, it can leverage its existing integrated design and manufacturing infrastructure to capture greater margins and build a significant presence in new end markets which present attractive competitive market dynamics. The Company intends to achieve this strategy through internal growth and through selective acquisitions of end-product manufacturers.

RECENT DEVELOPMENTS

  In furtherance of the Company's growth strategy, in January 1998 Rapiscan U.S.A. acquired the "SECURE" product line from ThermoSpectra. The purchased assets include, among other things, equipment, inventory, intellectual property rights relating to x-ray machines and x-ray backscatter detection technology (including patents and patent applications), business contracts and purchase orders, for use in the manufacture and sale of security screening products under the names "SECURE", "SECURE 1000", "SECURE 2000" and "Hands-Off Security Screening".

  Subsequent to the end of the fiscal year ended June 30, 1998, the Company acquired one additional business and made investments in the aggregate amount of approximately $800,000 in two other businesses. In September 1998, the Company acquired Osteometer, a Danish manufacturer of densitometers for scanning osteoporosis. Osteometer concentrates on the development of small, cost optimized scanners making it possible for small clinics to offer their patients a cost effective diagnosis of osteoporosis and is committed to the development of scientifically and clinically validated devices that result in accurate, precise, reliable and cost effective diagnosis. The acquisition is the Company's largest to date.

PRODUCTS AND TECHNOLOGY

  The Company designs, develops, manufactures and sells products based on its core optoelectronic technology. These products range from discrete devices to value-added subsystems to complete x-ray security and inspection products.

  Discrete Devices and Subsystems. Optoelectronic devices generally consist of both active and passive components. Active components sense light of varying wavelengths and convert the light detected into electronic signals, whereas passive components amplify, separate or reflect light. Active components manufactured by the Company consist of silicon photodiodes and hybrid photodetectors. Passive components include lenses, prisms, filters, mirrors and other precision optical products that are used by the Company in the manufacture of its optoelectronic products or are sold to others for use in telescopes, laser printers, copiers, microscopes and other detection and vision equipment. The devices manufactured by the Company are both standard products and products customized for specific applications. Most of the devices manufactured by the Company are incorporated by it into the subsystems that it manufactures. The Company does, however, also sell its discrete devices separately to OEMs. Direct sales of devices to third parties constituted less than 10% of the Company's revenues in fiscal 1998.

  In addition to the manufacture of discrete devices, the Company also specializes in designing and manufacturing customized optoelectronic subsystems for use in a wide range of products and equipment. An optoelectronic subsystem typically consists of one or more optoelectronic devices that are combined with other electronic components and packaging for use in an end-product. The composition of a subsystem can range from a simple assembly of various optoelectronic devices that are incorporated into other subsystems (for example, a printed circuit board containing the Company's optoelectronic devices), to complete end-products (for example, medical pulse oximeter probes that are manufactured and packaged by the Company on behalf of the OEM customer and then shipped directly to the customer or the customer's distributors). Since the end of fiscal 1996, the Company has manufactured subsystems for a variety of applications, including the following: imaging electronics for medical CT scanners, disposable and reusable medical probes for use with medical pulse oximetry equipment, components and subsystems for laser gyroscopes used in military and commercial aviation, optoelectronic subsystems for slot machines, laser subsystems in military helicopter gun sighting equipment, positioning subassemblies for computer peripheral equipment, alignment subsystems for laser heads in optical disc players, and ultra-violet fire detection subsystems for submarines and surface ships.

  Security and Inspection Equipment. The Company manufactures and sells a range of security and inspection equipment that it markets under the "Rapiscan" and "SECURE" brand names. To date, the security and inspection equipment has principally been used at airports to inspect carry-on and checked baggage for guns and knives. However, inspection products are increasingly being used for both security purposes at a wide range of facilities other than airports and for other non-security purposes. For fiscal years 1996, 1997 and 1998, approximately 33.1%, 27.3% and 22.0% respectively, of the Company's security and inspection revenues were derived from the sale of inspection products to airlines and airports, and the balance of such revenues were derived from all other sales. The Company believes that sales of its inspection products for use at non-airport locations will constitute an increasingly larger portion of future revenues.

  The Company's inspection and detection products combine the use of x-ray technology with the Company's core optoelectronic capabilities. The base models of its product line use single energy x-ray technology and are used for identifying weapons with distinct shapes, such as guns and knives. The Company's enhanced models combine dual- or multi-energy x-ray technology with computer enhanced imaging technology to facilitate the detection of materials such as explosives, narcotics, currency or other contraband. While all x-ray systems produce a two-dimensional image of the contents of the inspected material, the dual-energy x-ray systems also measure the x-ray absorption of the inspected materials' contents at two x-ray energies to determine the atomic number, mass and other characteristics of the object's contents. The different organic and non-organic substances in the inspected material are displayed in various colors. This information is then displayed to an operator of the inspection equipment who can identify and differentiate the objects in the inspected materials. These systems range in size from compact tabletop systems to large cargo pallet inspection systems weighing over 1,000 lbs.

  Currently, all of the Company's inspection products require an operator to monitor the images produced by the inspection equipment. Depending on the model, the Company's products permit the operator to inspect the contents of packages at varying image modes and magnifications. The images range from the monochrome and pseudo-color images produced by single x-ray imaging systems, to high resolution, multi-color images in the Company's computer enhanced dual-energy models. The Company believes that its Rapiscan 500 Series provides one of the highest quality images currently available in the x-ray security and inspection industry.

  The Company has also moved into the field of inspection of people with the recent acquisition of the "SECURE" brand product line that uses x-ray systems employing backscatter detection technology. SECURE 1000 is an electronic screening system for hands off people screening. The system is based on an extremely low dose of backscatter x-ray imaging to detect contraband and weapons concealed underneath clothing and hair. The system provides better screening than metal detectors as it detects very small amounts of metal as well as non-metallic contraband.

  In order to monitor the performance of operators of the x-ray baggage screening systems that are used in the United States airports, the FAA has implemented a computer-based training and evaluation program known as the Screener Proficiency Evaluation And Reporting System ("SPEARS"). To continuously monitor the effectiveness of the screening system and its operator, test threat images, such as weapons, are projected into the images of actual parcels being inspected. The results of these tests are available to government agencies.

  The following table sets forth certain information related to the standard security and inspection products currently offered by the Company. The Company does, however, also customize its standard products to suit specific applications and customer requirements:

   MODEL (TECHNOLOGY)                   APPLICATIONS                   SELECTED INSTALLATIONS
-------------------------------------------------------------------------------
Rapiscan 19 (single en-
 ergy)                    Inspection of incoming package           Embassies
Rapiscan 119 (single en-                                           Post offices
 ergy)                                                             Courthouses
                                                                   High risk office buildings
                                                                   Manufacturing companies
-------------------------------------------------------------------------------
Rapiscan 300 Series (160  Inspection of hand carried baggage       Airports
 kV x-ray source, single                                           Prisons
 energy and dual energy)                                           Government buildings
                                                                   Nuclear facilities
-------------------------------------------------------------------------------
Rapiscan 500 Series-      Airport hand carried and checked baggage Airports
 Standard Tunnel (single  Pallet inspection                        Cruise ships
 view and dual view 160   Customs inspections                      Freight shippers
 kV x-ray source, single  Agriculture inspection                   Border crossings
 energy and dual energy)
-------------------------------------------------------------------------------
Rapiscan 500 Series-      Large pallet inspection                  Airports
 Large Tunnel (single     Customs inspections                      Freight shippers
 view and dual view 320-                                           Border crossings
 450 kV x-ray source)                                              High risk seaport locations
-------------------------------------------------------------------------------
Rapiscan 500 Series-      Mobile x-ray inspection                  Conventions and special events
 Mobile Systems (x-ray                                             Airports
 van or trailer)                                                   Customs inspections
                                                                   Border crossing
-------------------------------------------------------------------------------
SECURE 1000 (non-intru-   High Security Personnel Inspection       Prisons
 sive personal screening                                           Military Facilities
 system)
-------------------------------------------------------------------------------
SPEAR (Threat Image       Performance Monitoring                   Any Rapiscan 500 Series
 Projection ("TIP")                                                 System
 Software)


  In addition to its x-ray security and inspection products, the Company also markets three models of an archway walk-through metal detector and two models of a hand-held metal detector. These products are used to detect metal weapons such as guns and knives and are installed at airports and other locations, including prisons and schools.

  Rapiscan U.S.A. has entered into a non-exclusive patent license agreement with EG&G, Inc. ("EG&G"). Under the license, Rapiscan U.S.A. is permitted to make, use and sell or otherwise dispose of security and inspection products that use an x-ray line scan system for baggage inspection purposes covered by EG&G's patent. The patent, which expires in 2000, does not affect sales of the Company's security and inspection products manufactured and sold outside of the United States.

  Medical Imaging Equipment. The Company has also moved into the field of manufacturing and selling the DTX 200 (DEXACARE) and U.S. Food & Drug Administration ("FDA")-approved forearm DEXA (Dual Energy X-Ray) densitometer, which is used to diagnose osteoporosis as well as to provide follow-up bone density measurements. The Company also produces the ultra-sound DTU-one, the first commercially available scanner using imaging capability for the diagnosis of osteoporosis. The DTU-one is currently not available for sale in the United States, although the Company filed for pre-market approval from the FDA in Spring 1998.

MARKETS, CUSTOMERS AND APPLICATIONS

  Optoelectronic Devices and Subsystems. The Company's optoelectronic devices and subsystems are used in a broad range of products by a variety of customers. The following chart illustrates, for the year ended June 30, 1998:
(i) the major product categories for which the Company provided optoelectronic products; and (ii) certain representative customers in each such category. The Company expects that the list of product categories, the amount of business derived from each such product category, and the composition of its major customers will vary from period to period.

                                                         REPRESENTATIVE MAJOR
                    PRODUCT CATEGORY                           CUSTOMERS
                    ----------------                    -----------------------
   Computed Tomography and X-Ray Imaging                Picker International
                                                        Hologic
                                                        InVision Technologies

   Aerospace and Avionics                               Adcole
                                                        Allied Signal
                                                        Honeywell Avionics
                                                        Litton Systems

   Medical Monitoring                                   Datascope
                                                        BioChem International
                                                        Criticare Systems

   Analytical, Medical Diagnostics and Particle         Abaxis
    Analyzers                                           Leica
                                                        Coulter Corporation

   Office Automation and Computer Peripherals           Xerox
                                                        Eastman Kodak
                                                        Dr. Johannes Heidenhain

   Construction, Industrial Automation and Exploration  Schlumberger
                                                        Spectra Physics
                                                        Baumer Electric

   Military/Defense and Weapons Simulations             Lockheed Martin (Loral)
                                                        Hughes (HDOS)
                                                        Norsk Forsvarstekmol

   Bar Code Scanners                                    Symbol Technologies
                                                        OCLI

   Gaming Industry                                      Bally Gaming
                                                        Ardac

  During fiscal 1998, the Company entered into a number of significant agreements for the sale of the Company's optoelectronic devices and subsystems. Some of the principal agreements are the following.

  The Company entered into a Master Purchase Agreement with a long-term customer, for $31.1 million of optical subsystems to be used in medical products. Of this amount, $8.1 million represents a firm order and the rest is cancellable based on convenience and other terms of the agreement. The subsystems will be delivered over a four-year period and have begun to be shipped.

  The Company received a $2.3 million purchase commitment from a U.S. defense systems manufacturer, for optoelectronic subsystems. These subsystems will be shipped during fiscal years 1999 and 2000.

  Subsequent to the end of the fiscal year, the Company received an order of approximately $10.0 million from the seismic services division of the world's largest oil services company. The contract is for hybrid optoelectronic subsystems that will be incorporated into sea-floor scanning devices. These systems will be shipped during fiscal years 1999 and 2000.

  Security and Inspection Products. Since entering the security and inspection products market in 1993, the Company has shipped approximately 2,500 units to approximately 50 countries. The following is a list of certain customers and/or installations that have purchased the Company's security and inspection products since January 1993:

   OVERSEAS                                           DOMESTIC
   --------                                           --------
   Nanjing Airport; People's Republic of
    China                                 American Airlines
   Prague Airport; Czech Republic         Bush Intercontinental Airport
   Gatwick Airport; England               Continental Airlines
   Heathrow Airport; England              Delta Airlines
   TNT Freight; England                   Federal Courthouses
   Finnish Customs; Finland               Federal Reserve Bank
   Indian Customs; India                  JFK International Airport
   Japanese Embassies; worldwide          Los Angeles County Courthouse
   Malaysian Airport Board; Malaysia      Los Angeles International Airport
   New Zealand Customs; New Zealand       Miami Airport
   Pakistan Airports; Pakistan            Orlando Airport
   Doha International Airport; Qatar      Ronald Reagan National Airport
   HAJ Terminal; Saudi Arabia             USAir
   Spanish Radio/Television; Spain        U.S. Department of Corrections
   Sri Lanka Government; Sri Lanka
   Dubai Airport; U.A.E.
   Ukraine Airport; Ukraine
   United Kingdom Prison System; United
    Kingdom

  Because the market for most security and inspection products developed in response to civilian airline hijackings, historically a large portion of the Company's security and inspection products were sold and continue to be sold for use at airports. Recently, however, the Company's security and inspection products have been used for security purposes at locations in addition to airports, such as courthouses, government buildings, mail rooms, schools, prisons and at unique locations such as Buckingham Palace in London, England. In addition, the Company's security and inspection products are increasingly being used for non-security purposes, such as for cargo inspection to detect narcotics and contraband, prevention of pilferage at semiconductor manufacturing facilities, quality assurance for agricultural products, and the detection of gold and currency.

  During fiscal 1998, the Company entered into a number of significant agreements for the development and sale of the Company's security and inspection products. Some of the principal agreements are the following.

  In December 1997, the Company's Indian joint venture, ECIL-Rapiscan Security Products Limited ("ECIL Rapiscan"), in which the Company owns a 36.0% interest, received a $2.9 million order for 63 x-ray machines to be used by Indian Customs throughout India. This order was fully shipped during fiscal 1998.

  In January 1998, the Company announced an order received for 21 x-ray machines from a customer in the People's Republic of China. Also in April 1998, the Company received an order for six x-ray machines at Tom Bradley International Terminal at Los Angeles International Airport, Los Angeles, California; and the installation of the Company's FAA-approved Threat Image Projection (TIP) software on existing x-ray machines at Ronald Reagan National Airport in Washington, D.C., JFK International Airport in New York, New York and Bush Intercontinental Airport in Houston, Texas.

  In November 1996, the Company entered into a $14 million contract with a foreign customer to deliver 16 large cargo scanners. Eight of these cargo scanners were shipped during fiscal 1998, with the remainder to be shipped during fiscal 1999 and beyond.

  In May 1998, Rapiscan U.S.A. and the FAA entered into a Cooperative Research and Development Agreement (the "CRDA"). Under the CRDA, the Company and the FAA's Technical Center will jointly attempt to develop, over a three-year period, effective enhanced automated baggage screening systems at airports, using

Rapiscan's proprietary scanner technology and image processing ability. Rapiscan U.S.A. will retain title in all inventions made solely by employees of Rapiscan U.S.A. and the U.S. Government will have the option to retain title to all inventions made solely by the employees of the U.S. Government or jointly by employees of Rapiscan U.S.A. and the U.S. Government. If the U.S. Government retains title to any inventions under the CRDA, the U.S. Government will grant Rapiscan U.S.A. an exclusive license for any invention for use in automated detection of explosives in baggage, and a non-exclusive license for all other inventions developed under the CRDA, in exchange for a royalty based on gross revenues from the licensed invention. If Rapiscan U.S.A. retains title to any inventions under the CRDA, Rapiscan U.S.A. will grant the U.S. Government a non-exclusive license with respect to such inventions. The party retaining title to inventions developed under the CRDA has the option to file a patent application with respect thereto. Rapiscan U.S.A. has the option to own the copyright in all software, documentation and other works created in whole or in part by employees of Rapiscan U.S.A. under the CRDA.

MARKETING, SALES AND SERVICE

  The Company markets and sells its optoelectronic devices and subsystems worldwide through both a direct sales and marketing staff of 25 employees and indirectly through a network of approximately 20 independent sales representatives and distributors, as of June 30, 1998. Most of the in-house sales staff is based in the United States while most of the independent sales representatives and distributors are located abroad. Since the acquisition of AME in March 1997, the Company's marketing efforts in Europe have been conducted through AME's sales and marketing staff and through a network of approximately six independent sales representatives. The Company markets and sells its security and inspection products worldwide through a direct sales and marketing staff of approximately 19 employees located in the United States, the United Kingdom, Dubai, and Malaysia and through a network of over 75 independent sales representatives, as of June 30, 1998.

  The Company's optoelectronic products sales staff, located in the United States and Norway, is supported by an applications engineering group whose members are available to provide technical support. This support includes designing applications, providing custom tooling and process integration, defining solutions for customers and developing products that meet customer defined specifications. The security and inspection products sales staff is supported by a service organization of approximately 27 persons, as of June 30, 1998, located primarily in the United States, the United Kingdom and Malaysia. The Company also supports these sales and customer relations efforts by providing operator training, computerized training and testing equipment, in- country service, software upgrades, service training for customer technicians and a newsletter on security issues.

  The Company considers its maintenance service operations to be an important element of its business. After the expiration of the standard product warranty period, the Company is often engaged by its customers to provide maintenance services for its security and inspection products through annual maintenance contracts. The Company believes that its international maintenance service capabilities allow it to be competitive in selling its security and inspection products. Furthermore, the Company believes that as its installed base of security and inspection products increases, revenues generated from such annual maintenance service contracts and from the sale of replacement parts will increase. In fiscal 1997 and 1998, maintenance service revenues and replacement part sales collectively represented 3.6% and 3.5%, respectively, of the Company's revenues.

RESEARCH AND DEVELOPMENT

  The Company's components and optoelectronic subsystems are designed and engineered at the Company's offices in either Hawthorne, California, or Horten, Norway. The subsystems that the Company manufactures are engineered by the Company to solve specific application needs of its OEM customers. The Company's customers typically request that the Company design custom optoelectronic solutions for their specific needs when standard components or subsystems are not available from other manufacturers of optoelectronic devices. After an end-product has been conceptualized by the OEM, the Company normally will involve its engineers to design the application, establish the mechanical specifications for the application, create the appropriate subsystem architecture for the application, and design the development, production and assembly process for the manufacture of the ultimate subsystem. However, because the Company has the engineering, tooling and manufacturing capabilities to design and manufacture entire subsystems, and not just a specific component, the

Company typically also designs, manufactures and assembles the entire subsystem for the customer. Because the Company's engineers are able to provide additional value and services to its customers through the entire production process from concept to completion, the Company considers its engineering personnel to be an important extension of its core sales and marketing effort.

  In addition to close collaboration with the Company's customers in the design and development of optoelectronics-based products, the Company maintains an active program for the development and introduction of new products and enhancements and improvements to its existing products, including the implementation of new applications of its technology. The Company seeks to further develop its research and development program and considers such program to be an important element of its business and operations. As of June 30, 1998, in addition to the engineers that the Company employed in manufacturing, process design and applications development, the Company engaged approximately 44 full-time engineers and technicians in research and development. During fiscal 1997 and 1998, the Company's research and development expenses were approximately $2.5 million and $3.8 million, respectively. In order to fulfill its strategy of increasing its security and inspection product lines and of enhancing the capabilities of its existing products, the Company intends to continue to increase its research and development efforts in the future.

  The Company's security screening products are designed at Rapiscan U.S.A.'s facilities in Hawthorne, California and Rapiscan U.K.'s facilities in Crawley, England. These products include mechanical, electrical, electronic, digital electronic and software subsystems, which are all designed by the Company. In addition to product design, the Company provides system integration services to integrate its products into turnkey systems at the customer site. The Company supports cooperative research projects with government agencies and, on occasion, provides contract research for its customers and government agencies.

MANUFACTURING AND MATERIALS MANAGEMENT

  The Company currently has manufacturing facilities in the United Kingdom, Malaysia, Norway and Denmark, in addition to its manufacturing facilities in Hawthorne, California and Ocean Springs, Mississippi. The Company's principal manufacturing facility is in Hawthorne, California. However, most of the Company's high volume, labor intensive manufacturing and assembly is generally performed at its facilities in Malaysia. Since most of the Company's customers currently are located in Europe and the United States, the Company's ability to assemble its products in these markets and provide follow-on service from offices located in these regions is an important component of the Company's global strategy.

  The Company seeks to focus its subsystem manufacturing resources on its core competencies that enable it to provide value-added enhancements and distinctive value. The Company believes that its manufacturing organization has expertise in optoelectronic, electrical and mechanical manufacturing and assembly of products for commercial applications and for high reliability applications. High reliability devices and subsystems are those which are designed, manufactured, screened and qualified to function under exceptionally severe levels of environmental stress. The manufacturing techniques include silicon wafer processing and fabrication, manufacture and assembly of photodiodes, surface mounting (SMT) and manual thru-hole assembly, thick-film ceramic processing, wire bonding, molding, assembly of components, testing, and packaging. The Company also has the ability to manufacture plastic parts and certain other parts that are either not available from third party suppliers or that can be more efficiently or cost-effectively manufactured in-house. The Company outsources certain manufacturing operations including its sheet metal fabrication. The manufacturing process for components and subsystems consists of manual tasks performed by skilled and semi-skilled workers as well as automated tasks. The number of subsystems that the Company manufacturers depends on the customers' needs and may range from a few subsystems (such as an optoelectronic sun sensor for use in a satellite) to many thousands (sensors used in laser printers and bar code readers).

  The principal raw materials and subcomponents used in producing the Company's optoelectronic devices and subsystems consist of silicon wafers, ceramics, electronic subcomponents, light emitting diodes, phototransistors, printed circuit boards, headers and caps, housings, cables, filters and packaging materials. For cost, quality control and efficiency reasons, the Company generally purchases raw materials and subcomponents only from single vendors with whom the Company has ongoing relationships. The Company does, however, qualify second sources for all of its raw materials and subcomponents, or has identified alternate sources of supply. The Company purchases the materials pursuant to purchase orders placed from time to time in the ordinary course of business. The silicon-based optoelectronic devices manufactured by the Company are critical components in most of its subsystems. Since 1987, the Company has purchased substantially all of the silicon wafers it uses to manufacture its optoelectronic devices from Wacker Siltronic Corp. Although to date the Company has not experienced any significant shortages or material delays in obtaining any of its raw materials or subcomponents, there can be no assurance that the Company will not face such shortages or delays in one or more of these materials in the future.

  Substantially all of the optoelectronic, subsystems, circuit boards and x-ray generators used in the Company's inspection and detection systems are manufactured in-house. The metal shells of the x-ray inspection systems, and certain standard mechanical parts are purchased from various third-party unaffiliated providers.

ENVIRONMENTAL REGULATIONS

  The Company is subject to various federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling, and disposal of certain hazardous substances and wastes used or generated in the manufacturing and assembly of the Company's products. Under such laws, the Company may become liable for the costs of removal or remediation of certain hazardous substances that have been or are being released on or in its facilities or that have been or are being disposed of off site as wastes. Such laws may impose liability without regard to whether the Company knew of, or caused, the release of such hazardous substances. In the past, the Company has conducted a Phase I environmental assessment report for each of the properties in the United States at which it currently manufactures products. The purpose of each such report was to identify, as of the date of that report, potential sources of contamination of the property. In certain cases, the Company has received a Phase II environmental assessment report consisting of further soil testing and other investigations deemed appropriate by an independent environmental consultant. The Company believes that it is currently in compliance with all material environmental regulations in connection with its manufacturing operations, and that it has obtained all environmental permits necessary to conduct its business. The amount of hazardous substances and wastes produced and generated by the Company may increase in the future depending on changes in the Company's operations. Any failure by the Company to comply with present or future regulations could subject the Company to the imposition of substantial fines, suspension of production, alteration of manufacturing process or cessation of operations, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

  The markets in which the Company operates are highly competitive and characterized by evolving customer needs and rapid technological change. The Company competes with a number of other manufacturers, many of which have significantly greater financial, technical and marketing resources than the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, adapt more quickly to changes in customer requirements, have stronger customer relationships, have greater name recognition, and devote greater resources to the development, promotion and sale of their products than does the Company. There can be no assurance that the Company will be able to compete successfully against any current or future competitors in either the optoelectronic devices and subsystem markets or the security and inspection markets or that future competitive pressures will not materially and adversely affect its business, financial conditions and results of operations.

  In the optoelectronic device and subsystem market, competition is based primarily on such factors as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support, and on the ability to provide fully integrated services from application development and design through volume subsystem production. The Company believes that its major competitors in the optoelectronic device and subsystem market are EG&G Electro-Optics, a division of EG&G, Inc., Optek

Technology Inc., Hamamatsu Corporation, and Honeywell Optoelectronics, a division of Honeywell, Inc. Because the Company specializes in custom subsystems requiring a high degree of engineering expertise, the Company believes that it generally does not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components. Competition for the Company's medical imaging products comes principally from Lunar Corporation, Hologic, Inc. and Norland Medical Systems, Inc.

  In the security and inspection market, competition is based primarily on such factors as product performance, functionality and quality, the over-all cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence, and breadth of sales and service organization. The Company believes that its principal competitors in the market for security and inspection products are EG&G Astrophysics, a division of EG&G, Inc., Heimann Systems GmbH, InVision Technologies, Inc., Vivid Technologies, American Science and Engineering, Inc., Barringer Technologies Inc., Control Screening L.L.C., and Thermedics Detection, Inc. Competition could result in price reductions, reduced margins, and loss of market share by the Company. The Company believes that the principal competitor for its products using x-ray backscatter detection technology is American Science & Engineering, Inc. In the airline and airport security and inspection market, particularly in the upgrade and replacement market, the Company also competes for potential customers based on existing relationships between its competitors and the customers. Certain of the Company's competitors have been manufacturing inspection systems since the 1980s and have established strong relationships with airlines and airport authorities. The Company believes that the image quality and resolution of certain of its security and inspection products is superior to the image quality offered by most of its competitors' x-ray based inspection products. Although the Company also has established relationships with a number of airport and airline customers, no assurance can be given that the Company will be able to successfully compete in the future with existing competitors or with new entrants.

BACKLOG

  The Company measures its backlog as orders for which purchase orders or contracts have been signed, but which have not yet been shipped and for which revenues have not yet been recognized. The Company typically ships its optoelectronics devices and subsystems as well as its security and inspection products within one to three months after receiving an order. However, such shipments may be delayed for a variety of reasons including any special design or engineering requirements of the customer. In addition, large orders (more than ten machines) of security and inspection products typically require more lead time. Large cargo scanning machines require six to twelve months lead time.

  At June 30, 1998, the Company's backlog products totalled approximately $46.9 million, compared to approximately $52.7 million at June 30, 1997. Most of the Company's backlog as of June 30, 1998 is expected to be shipped during the fiscal year ending June 30, 1999. Any failure of the Company to meet an agreed upon schedule could lead to the cancellation of the related order. Variations in the size of the order, the product mix, and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of the Company's revenues for any future period and cannot be considered a meaningful indicator of the Company's performance on an annual or quarterly basis.

EMPLOYEES

  As of June 30, 1998, the Company employed approximately 753 people, of whom 571 were employed in manufacturing, 44 were employed in research and development, 67 were employed in finance and administration, 44 were employed in sales and marketing, and 27 were employed in its service organization. Of the total employees, approximately 451 were employed in the United States, 131 were employed in Europe, 170 were employed in Asia, and one was employed in the Middle East. Thirty employees at AME are members of a union and have collective bargaining rights. Other than the employees of AME, none of the Company's other employees are unionized. There has never been a work stoppage or strike at the Company, and management believes that its relations with its employees are good.

ITEM 2. PROPERTIES

  In June 1998, the Company exercised an option and purchased two buildings comprising its principal Hawthorne, California, facility for approximately $2.95 million. The Company had previously leased these facilities. The Company also purchased one additional building and a parking lot in Hawthorne, California, adjacent to its executive offices, to house the operations of UDT Sensors. The purchase price for this building and the parking lot was approximately $1.26 million. The Company paid the aggregate purchase price for both purchases with cash on hand.

  As of June 30, 1998, the Company leased all of its other facilities, as reflected in the following table:

                                                           APPROXIMATE
                                                             SQUARE      LEASE
LOCATION                      DESCRIPTION OF FACILITY        FOOTAGE   EXPIRATION
--------                      -----------------------      ----------- ----------
Hawthorne, California    Manufacturing, engineering, sales   41,600       2006
                         and marketing and service
Ocean Springs, Missis-   Manufacturing, engineering and      41,800       2001
 sippi                   sales and marketing
Johor Bahru, Malaysia    Manufacturing and sales             13,500       1999
Johor Bahru, Malaysia    Manufacturing                       10,500       1999
Horten, Norway           Manufacturing, engineering,         19,800       2008
                         marketing and sales
Singapore, Republic of   Administrative and materials         3,000       2000
 Singapore               procurement
Crawley, United Kingdom  Manufacturing, engineering, sales   18,700       2011
                         and marketing
Hayes, United Kingdom    Service                              3,900       2003

  Previously, the operations of Rapiscan U.S.A. were located in leased premises in Long Beach, California. Beginning April 1998, the Company consolidated these operations into newly leased space in Hawthorne, California. The Long Beach lease expired in September 1998.

  AME terminated the lease on its previously-leased facility without significant cost, and relocated its operations to a new facility in Horten, Norway, in July 1998, which is included in the above table.

  The Company believes that its facilities are in good condition and are adequate to support its operations for the foreseeable future. The Company currently anticipates that it will be able to renew the leases that are scheduled to expire in the next few years on terms that are substantially the same as those currently in effect. However, even if the Company were not able to renew one or more of the leases, the Company believes that suitable substitute space is available to relocate any of the facilities. Accordingly, the Company does not believe that its failure to renew any of the leases that are scheduled to expire in the next few years will have a material adverse effect on the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

  On January 21, 1997, Rapiscan U.S.A. filed a complaint in the U.S. District Court for the Central District of California against Lunar Corporation ("Lunar") in response to claims by Lunar that certain security inspection products produced by Rapiscan U.S.A. infringe U.S. Patent No. 4,626,688 (the "'688 patent"), which patent is owned by the University of Alabama Research Foundation ("UAB") and licensed exclusively to Lunar. The complaint seeks a declaratory judgment that the products produced by Rapiscan U.S.A. do not infringe the '688 patent, that the '688 patent is invalid, and that the patent may not be enforced against Rapiscan U.S.A. for a number of equitable and legal reasons. The complaint also asserts related non-patent claims including fraud and the breach of an oral agreement whereby Lunar would compensate Rapiscan U.S.A. for assisting Lunar in its enforcement of the '688 patent and seeks compensatory and punitive damages for these claims.

  On January 23, 1997, Lunar and UAB filed suit against the Company, Rapiscan U.S.A. and UDT Sensors in the U.S. District Court for the Western District of Wisconsin. Lunar and UAB asserted patent infringement, contributory infringement and inducement thereof. Lunar and UAB seek damages in an unspecified amount and an injunction preventing the Company, Rapiscan U.S.A. and UDT Sensors from further making, using, selling and offering for sale products including the dual energy detector allegedly covered by the '688 patent. The Wisconsin lawsuit has been transferred to the U.S. District Court for the Central District of California and has been consolidated with the lawsuit brought by Rapiscan U.S.A.

  On August 31, 1998, the parties participated in a mandatory settlement conference and are now finalizing the language of the settlement.

  In October 1994, UDT Sensors entered into a Consent Judgment and a Criminal Plea and Sentencing Agreement (collectively, the "Consent Agreements") with the United States of America. The charges contained in the Consent Agreements relate to high-reliability optoelectronic subsystems that UDT Sensors manufactured for use in military aircraft, attack helicopters and submarines. In the Consent Agreements, UDT Sensors agreed that it had not tested 100% of these products as required by the applicable military specifications. Under the terms of the Consent Agreements, UDT Sensors agreed to pay a total of $1.5 million, plus interest, in five annual installments ending on March 31, 1999. UDT Sensors was placed on probation for the five-year period ending March 31, 2000 with respect to sales of optoelectronic subsystems for use by the U.S. Department of Defense. Probation does not, however, prohibit UDT Sensors from selling optoelectronic products to the United States, and UDT Sensors has, since the date of the Consent Agreements, continued to manufacture and sell the same optoelectronic, products for use in military aircraft, attack helicopters and submarines. In addition, in order to ensure that UDT Sensors complies with all Federal procurement laws, UDT Sensors agreed to implement programs and practices to establish and monitor complying contracting procedures, and agreed to file periodic reports evidencing such practices and programs.

  On January 18, 1996, Robert Praski and Sonia Praski filed a lawsuit against the Company, Ferson and others in the United States District Court for the Southern District of Mississippi, alleging wrongful termination of the Praskis' employment by Ferson. The Complaint was served on February 9, 1998. An Amended Complaint For Damages and Other Relief was filed on April 14, 1998. The plaintiffs alleged that irregularities occurred at Ferson, including the falsification of test data, quality control reports and shipping records, resulting in approximately $560,000 in overpayments in the aggregate by the U.S. Government to Ferson and/or the Company.

  The plaintiffs alleged that approximately 32,000 individual instances of such overcharges and false claims occurred. The plaintiffs sought, based upon the statutory civil penalty of $10,000 for each false claim under Title 31 USC 3729 et seq., more popularly known as the False Claims Act, approximately $320 million in civil damages on behalf of the U.S. Government. In addition, the plaintiffs sought for themselves actual damages of $100,000 and punitive damages of $2 million for their wrongful termination, together with litigation costs and reasonable attorney fees.

  The Company has filed a motion to dismiss the suit, which is pending. Even though the court has not yet ruled on the Company's motion to dismiss, Sonia Praski voluntarily has filed a Notice of Dismissal of her claims against all of the defendants, thereby leaving Robert Praski as the sole plaintiff. The Company believes that the case is frivolous and without merit. If the motion to dismiss is not granted by the court, the Company will vigorously defend the lawsuit. Both the Company and its counsel believe that the Company will prevail. The U.S. Government investigated the allegations and declined to intervene in the case or bring any charges against any of the defendants.

  Except for the foregoing, the Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business.

ITEM 4. SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 Stock Market and Other Information

  The Company's common stock has been traded on the Nasdaq National Market under the symbol "OSIS" since October 2, 1997. Prior to such date, there was no public trading market for the Company's equity securities.

  The following table sets forth the high and low sale prices of a share of the Company's Common Stock as reported by the Nasdaq National Market on a quarterly basis for the Company's fiscal year ended June 30, 1998.

1998:                                                              HIGH   LOW
-----                                                             ------ ------
 Quarter ended December 31, 1997................................. $16.00 $10.88
 Quarter ended March 31, 1998.................................... $16.00 $11.13
 Quarter ended June 30, 1998..................................... $12.50 $ 9.25

  As of September 18, 1998, there were approximately 85 holders of record of the Company's Common Stock. This number does not include beneficial owners holding shares through nominee or "street" name.

 Dividend Policy

  The Company has not paid any dividends since the consummation of its initial public offering in 1997 and anticipates that it will retain any available funds for use in the operation of its business, and does not currently intend to pay any cash dividends in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors. The payment of cash dividends by the Company is restricted by certain of the Company's current bank credit facilities, and future borrowing may contain similar restrictions.

 Transfer Agent and Registrar

  U.S. Stock Transfer Corp. of Glendale, California, serves as transfer agent and registrar of the Company's Common Stock.

 Use of Proceeds

  The Company's Registration Statement for its initial public offering of securities (File No. 333-29179) became effective on October 1, 1997. Of the total net proceeds to the Company from the offering in the amount of approximately $41,000,000, the following amounts were used from the date of the offering through June 30, 1998.


   CATEGORY OF USE                                                    AMOUNT
   ---------------                                                  -----------
   Construction of plant, building and facilities.................. $       --
   Purchase and installation of machinery and equipment............         --
   Purchase of real estate.........................................   4,211,000
   Acquisition of other businesses.................................     750,000
   Repayment of indebtedness.......................................  14,100,000
   Working capital.................................................   3,490,000
   Temporary investments...........................................  18,449,000
   Other purposes..................................................         --
                                                                    -----------
     Total......................................................... $41,000,000
                                                                    ===========

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected consolidated financial data of the Company as of and for each of the five fiscal years ended June 30, 1998 and is derived from the Consolidated Financial Statements of the Company. The consolidated financial statements as of June 30, 1997 and June 30, 1998, and for each of the years in the three-year period ended June 30, 1998, and the auditor's report thereon, are included elsewhere herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

                                           YEAR ENDED JUNE 30,
                          ------------------------------------------------------
                             1994       1995       1996       1997       1998
                          ---------- ---------- ---------- ---------- ----------
                             (In thousands, except share and per share data)
CONSOLIDATED STATEMENTS
 OF OPERATIONS DATA:
Revenues................  $   47,735 $   49,815 $   61,518 $   77,628 $   93,918
Cost of goods sold......      36,037     37,818     45,486     56,174     66,952
                          ---------- ---------- ---------- ---------- ----------
Gross profit............      11,698     11,997     16,032     21,454     26,966
Operating expenses:
  Selling, general and
   administrative(1)....       7,974      7,601      9,757     11,304     12,776
  Research and
   development..........       1,451      1,591      1,663      2,504      3,790
  Stock option
   compensation(2)......         --         --         --         856        --
                          ---------- ---------- ---------- ---------- ----------
    Total operating
     expenses...........       9,425      9,192     11,420     14,664     16,566
                          ---------- ---------- ---------- ---------- ----------
Income from operations..       2,273      2,805      4,612      6,790     10,400
Interest
 expense/(income).......         710      1,251      1,359      1,197      ( 600)
                          ---------- ---------- ---------- ---------- ----------
Income before income
 taxes and minority
 interest...............       1,563      1,554      3,253      5,593     11,000
Provision for income
 taxes..................         814        413      1,111      1,416      2,752
                          ---------- ---------- ---------- ---------- ----------
Income before minority
 interest...............         749      1,141      2,142      4,177      8,248
Minority interest.......          38         17        117        --         --
                          ---------- ---------- ---------- ---------- ----------
Net income..............  $      787 $    1,158 $    2,259 $    4,177 $    8,248
                          ========== ========== ========== ========== ==========
Net income available to
 common shareholders(3).  $      995 $    1,357 $    2,308 $    4,269 $    8,248
                          ========== ========== ========== ========== ==========
Net income per
 share(3)(4)............  $     0.16 $     0.22 $     0.38 $     0.68 $     0.92
                          ========== ========== ========== ========== ==========
Weighted average shares
 outstanding(4).........   6,249,674  6,172,901  6,134,669  6,263,963  8,955,919
CONSOLIDATED BALANCE
 SHEET DATA:
Cash and cash
 equivalents............  $      625 $    1,405 $      581 $      553 $   22,447
Working capital.........       2,280     12,117      6,044     10,800     52,417
Total assets............      25,807     30,780     35,309     47,333     86,822
Total debt..............      11,140     14,113     15,462     13,180      1,243
Total shareholders'
 equity.................  $    3,128 $    4,951 $    7,194 $   16,809 $   65,915

--------
(1) Fiscal 1994 includes a one time charge of $1.5 million incurred in connection with the settlement of a governmental proceeding.
(2) Represents a charge resulting from the acceleration of the vesting periods of outstanding stock options having exercise prices below the fair market value on the date of grant. The charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $856,000, $514,000 and $514,000, respectively.
(3) Gives effect to the conversion of certain subordinated debt into preferred stock and Common Stock in October and November 1996, and the issuance of Common Stock for the purchase of the remaining minority interests in certain subsidiaries in October and December 1996 as if such transactions occurred on July 1, 1992. Adjustments in each of the five years ended June 30, 1998 consist of: (i) the elimination of interest expense related to converted subordinated debt of $246,000, $216,000, $166,000, $92,000 and
    $0, net of income taxes, respectively; and (ii) the elimination of the minority interest in the net loss of subsidiaries of $38,000, $17,000, $117,000, $0 and $0, respectively.
(4) Assumes the conversion of 2,568,750 shares of preferred stock into 3,853,125 shares of Common Stock as of July 1, 1992. The preferred stock had a liquidation preference of $1.00 per share, and was otherwise entitled to the same voting, dividend and all other rights as the Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. Although the Company believes that the assumptions upon which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies in the United States and other countries, foreign currency fluctuations, market and general economic factors, competitive factors including other companies' pricing and marketing efforts, availability of third-party products at reasonable prices risks of obsolescence due to shifts in market demand, litigation outcomes and such other risks and uncertainties as are described in this Annual Report on Form 10-K and other documents previously filed or hereafter filed by the Company from time to time with the Securities and Exchange Commission. All forward-looking statements contained in this Annual Report on Form 10-K are qualified in their entirety by this statement.

OVERVIEW

  The Company is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic technology. The Company designs and manufactures optoelectronic devices and value added subsystems for OEMs for use in a broad range of applications, including security, medical diagnostics, telecommunications, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan" and "SECURE" brand names. These products are used to inspect baggage, cargo, people and other objects for weapons, explosives, drugs and other contraband. In fiscal 1998, revenues from the sale of optoelectronic devices subsystems amounted to $50.1 million, or approximately 53.4% of the Company's revenues, while revenues from sales of security and inspection products amounted to $43.8 million, or approximately 46.6% of the Company's revenues.

  The Company was organized in May 1987. The Company's initial products were optoelectronic devices and subsystems sold to customers for use in the manufacture of x-ray scanners for carry-on airline baggage. In December 1987, the Company formed Opto Sensors (Singapore) Pte Ltd. ("OSI Singapore") to manufacture optoelectronic devices and subsystems. In April 1990, the Company acquired UDT Senors' subsystem business. In February 1993, the Company acquired the security and inspection operations of Rapiscan U.K. and, through Rapiscan U.S.A., commenced its operations as a provider of security and inspection products in the United States. In April 1993, the Company acquired Ferson, a U.S. manufacturer of passive optic components. In July 1994, the Company established OSI Malaysia to manufacture optoelectronic subsystems as well as security and inspection products. In March 1997, the Company acquired AME for the purpose of broadening its optoelectronic subsystem business in Europe. The Company currently owns all of the outstanding shares of each of these companies. In January 1998, the Company acquired the "SECURE" product line from ThermoSpectra for the purpose of expanding into the area of inspection of people. Subsequent to the end of the 1998 fiscal year, the Company acquired Osteometer for the purpose of expanding further into the field of optoelectronic medical devices used for medical diagnostic purposes.

  In January 1994, the Company entered into a joint venture agreement with Electronics Corporation of India, Limited ("ECIL"), an unaffiliated Indian corporation, pursuant to which the Company and ECIL formed ECIL Rapiscan. The joint venture was established for the purpose of manufacturing security and inspection products in India from kits sold to ECIL by the Company. The Company currently owns a 36.0% interest in ECIL Rapiscan. Subsequent to the end of the 1998 fiscal year, the Company made investments in an aggregate amount of approximately $800,000 in two other businesses.

  The Company engages in significant international operations. The Company currently manufactures its optoelectronic devices and subsystems at its facilities in Hawthorne, California, Ocean Springs, Mississippi, Johor Bahru, Malaysia, and Horten, Norway. Its security and inspection products are manufactured at its facilities in Crawley, England, Hawthorne, California, and Johor Bahru, Malaysia. As of June 30, 1998, the Company markets its products worldwide through approximately 44 sales and marketing employees located in five countries, and through approximately 102 independent sales representatives. Revenues from shipments made outside of the United States accounted for 38.0%, 42.2% and 49.4% of revenues for the fiscal years 1996, 1997 and 1998, respectively. Information regarding the Company's operating income or loss and identifiable assets attributable to each of the Company's geographic areas is set forth in Note 15 in the Company's Consolidated Financial Statements.

  The effective income tax rate for the Company for fiscal 1996, 1997 and 1998 was 34.2%, 25.3% and 25.0%, respectively. Certain products manufactured in the United States and sold overseas are sold through a Foreign Sales Corporation ("FSC") organized by the Company in 1990. Export sales made through the FSC are subject to federal tax advantages. If the tax advantages derived from sales made through the FSC and certain existing state and federal tax credits remain in effect, and if certain future foreign tax benefits are received as anticipated, the Company believes that its effective income tax rate will be below 32.0% during the next fiscal year.

  The Company's products currently address two principal markets. The Company's optoelectronic devices and subsystems are designed and manufactured primarily for sale to OEMs, while the Company's security and inspection products are sold to end-users. Two principal customers of the Company's optoelectronic devices and subsystems are the Company's Rapiscan U.K. and Rapiscan U.S.A. subsidiaries. Revenues from the sale of the Company's optoelectronic devices and subsystems to these two subsidiaries are eliminated from the Company's reported revenues. Revenues from the Company's principal markets and intercompany eliminations are presented in the table below.

                                                       YEAR ENDED JUNE 30,
                                                     -------------------------
                                                      1996     1997     1998
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
Optoelectronic devices and subsystems............... $45,007  $51,554  $56,336
(Inter-company eliminations)........................  (6,392)  (8,675)  (6,216)
                                                     -------  -------  -------
  Unaffiliated optoelectronic devices and subsys-
   tems.............................................  38,615   42,879   50,120
Security and inspection products....................  22,903   34,749   43,798
                                                     -------  -------  -------
    Total revenues.................................. $61,518  $77,628  $93,918
                                                     =======  =======  =======

  In recent years, the Company has experienced increased revenues from its security and inspection products, both in absolute dollars and as a percentage of total Company revenues. The Company has recently initiated a program to produce larger security and inspection products, including those for use in inspecting cargo, which products are likely to have significantly higher selling prices than most of the Company's products sold to date. Sales of products with higher average selling prices may increase fluctuations in the Company's quarterly revenues and earnings.

  The Company recognizes revenues upon shipment. As the Company's product offerings change to include sales of significantly larger systems, such as cargo inspection products, the Company may adopt the percentage of completion method of revenue recognition for certain products.

RESULTS OF OPERATIONS

  The following table sets forth certain income and expenditure items as a percentage of total revenues for the periods indicated.

                                                             YEAR ENDED JUNE
                                                                   30,
                                                            -------------------
                                                            1996   1997   1998
                                                            -----  -----  -----
Revenues................................................... 100.0% 100.0% 100.0%
Cost of goods sold.........................................  73.9   72.4   71.3
                                                            -----  -----  -----
Gross profit...............................................  26.1   27.6   28.7
Operating expenses:
  Selling, general and administrative......................  15.9   14.6   13.6
  Research and development.................................   2.7    3.2    4.0
  Stock option compensation................................   --     1.1    --
                                                            -----  -----  -----
    Total operating expenses...............................  18.6   18.9   17.6
                                                            -----  -----  -----
Income from operations.....................................   7.5    8.7   11.1
Interest expense (income)..................................   2.2    1.5   (0.6)
                                                            -----  -----  -----
Income before income taxes and minority interest...........   5.3    7.2   11.7
Provision for income taxes.................................   1.8    1.8    2.9
                                                            -----  -----  -----
Income before minority interest............................   3.5    5.4    8.8
Minority interest..........................................   0.2    --     --
                                                            -----  -----  -----
Net income.................................................   3.7%   5.4%   8.8%
                                                            =====  =====  =====

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 1998 TO THE FISCAL YEAR ENDED JUNE 30, 1997

  Revenues. Revenues consist of sales of optoelectronics devices and subsystems as well as security and inspection products. Revenues are recorded net of inter-company eliminations. Revenues for the fiscal year ended June 30, 1998 increased by $16.3 million, or 21.0% to $93.9 million from $77.6 million for the fiscal year ended June 30, 1997. Revenues for the sale of optoelectronics devices and subsystems, net of intercompany eliminations, increased by $7.2 million, or 16.9% to $50.1 million from $42.9 million for fiscal 1997. The increase was the result of increase in sales to medical diagnostic and gaming industry and introduction of products that are sold for use in the oil exploration field. Revenues from the sale of security and inspection products increased by $9.0 million, or 26.0% to $43.8 million from $34.7 million for fiscal 1997. The increase was due to an increase in sales of the Company's Rapiscan Series 500 systems and large cargo inspection machines, and continuing penetration in the security and inspection products market.

  Gross Profit. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $5.5 million, or 25.7% to $27.0 million from $21.5 million for fiscal 1997. As a percentage of revenues, gross profit increased to 28.7% in fiscal 1998 from 27.6% in fiscal 1997. The increase in gross profit was due to increased sales and increased efficiencies in manufacturing.

  Selling, General and Administrative. Selling general and administrative expenses consist primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the year ended June 30, 1998 such expenses increased by $1.5 million, or 13.0%, to $12.8 million from $11.3 million in fiscal 1997. This increase was due primarily to an increase in payroll expenses and marketing expenses to support revenue growth as well as an increase in legal expenses related primarily to ongoing litigation matters. As a percentage of revenues, selling, general and administrative expenses decreased to 13.6% in fiscal 1998 from 14.6% in fiscal 1997.

  Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the year ended June 30, 1998, such expenses increased by $1.3 million, or 51.4%, to $3.8 million from $2.5 million in fiscal 1997. As a percentage of revenues, research and development expenses increased to 4.0% in fiscal 1998 from 3.2% in fiscal 1997. The increase was due primarily to acceleration of certain research and development projects, continued enhancement of Rapiscan x-ray systems, and increased efforts to develop product for cargo scanning and optoelectronic devices and subsystems products.

  Income from Operations. Income from operations for the year ended June 30, 1998 increased by $3.6 million, or 53.2%, to $10.4 million from $6.8 million in fiscal 1997. Excluding the non-recurring, non-cash incentive compensation expense of $856,000 incurred in connection with the acceleration of the vesting period of stock options granted to certain employees and officers during the year ended June 30, 1997, income from operations increased by $2.8 million or 36.0%, from $7.6 million last year. As a percentage of revenues, income from operations increased to 11.1% from 8.7% last year and excluding the non-cash compensation expense referenced above, it would have increased to 11.1% from 9.8%.

  Interest Expense. For the year ended June 30, 1998, the Company earned net interest income of $600,000 compared to net interest expense of $1.2 million in fiscal 1997. The interest income was due to proceeds from the initial public offering of the Company's common stock, in October 1997. A portion of the proceeds was used to repay a majority of the Company's debt and the remaining proceeds are invested in short-term investments.

  Provision for Income Taxes. Provision for income taxes for fiscal 1998 increased by $1.3 million, or 94.4% to $2.8 million, from $1.4 million for fiscal 1997. As a percentage of income before provision for income taxes, provision for income taxes decreased to 25.0% from 25.3% for fiscal 1997.

  Net Income. For the reasons outlined above, net income for the year ended June 30, 1998 increased by $4.1 million, or 97.5%, to $8.2 million from $4.2 million in fiscal 1997. The non-cash compensation charge described above, decreased net income by $514,000 in fiscal 1997.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 1997 TO THE FISCAL YEAR ENDED JUNE 30, 1996

  Revenues. Revenues consist of sales of optoelectronic devices and subsystems as well as of security and inspection products. Revenues are recorded net of all inter-company eliminations. Revenues for the fiscal year ended June 30, 1997 increased by $16.1 million, or 26.2%, to $77.6 million from $61.5 million for the fiscal year ended June 30, 1996. Revenues from the sale of optoelectronic devices and subsystems, net of intercompany eliminations, increased by $4.3 million, or 11.0%, to $42.9 million from $38.6 million for fiscal 1996. The increase was the result of increased orders from existing customers, particularly in the medical diagnostics industry, and the expansion of the Company's product base. Revenues from the sale of security and inspection products increased by $11.8 million, or 51.7%, to $34.7 million from $22.9 million for fiscal 1996. The increase was due mainly to the continued acceptance of the Rapiscan Series 500 EPX System, which was introduced in 1995, the growth in sales of the Rapiscan 119 tabletop model and the introduction of large cargo inspection machines.

  Gross Profit. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $5.4 million, or 33.8%, to $21.5 million from $16.0 million for fiscal 1996. As a percentage of revenues, gross profit increased to 27.6% in fiscal 1997 from 26.1% in fiscal 1996. Gross margin increased as a result of the fact that fixed costs did not increase proportionally with the increase in revenues. In addition, gross profit improved as a result of the Company continuing to increase the production of product manufactured at its offshore facilities, thereby capitalizing on lower labor and other manufacturing costs.

  Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For fiscal 1997, such expenses increased by $1.5 million, or 15.9%, to $11.3 million from $9.8 million in fiscal 1996. As a percentage of revenues, selling, general and administrative expenses decreased to 14.6% from 15.9%. The increase in expenses was due to increases in payroll expenses to support revenue growth as well as to increases in legal expenses.

  Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For fiscal 1997, such expenses increased by $841,000, or 50.6%, to $2.5 million from $1.7 million in fiscal 1996. As a percentage of revenues, research and development expenses increased to 3.2% from 2.7%. The increase was due primarily to continued enhancement of the Rapiscan Series 500 EPX System and efforts to develop products for cargo scanning. In addition, the Company expended all research and development expenses in the 1997 period as incurred, whereas certain of such expenses related to software products, the technological feasibility of which had been established, were capitalized in the 1996 period.

  Income from Operations. Income from operations for fiscal 1997 increased by $2.2 million, or 47.2%, to $6.8 million from $4.6 million for fiscal 1996. Excluding the non-recurring non-cash incentive compensation expense of $856,000 incurred in connection with the acceleration of the vesting period of stock options granted to certain employees during fiscal 1997, income from operations increased by $3.0 million, or 65.8%, to $7.6 million from $4.6 million. As a percent of revenues, income from operations increased to 8.7% from 7.5%, and excluding the non-cash compensation expense referenced above, it would have increased to 9.8% from 7.5%.

  Interest Expense. Interest expense for fiscal 1997 decreased by $162,000, or 11.9%, to $1.2 million from $1.4 million for fiscal 1996. As a percentage of revenues, interest expense decreased to 1.5% from 2.2%. The decrease was due to the conversion of the Company's subordinated debt to preferred and common stock during fiscal 1997, and to a decrease in the Company's borrowing outstanding under its lines of credit.

  Provision for Income Taxes. Provision for income taxes for fiscal 1997 increased by $305,000, or 27.5%, to $1.4 million from $1.1 million for fiscal 1996. As a percentage of income before provision for income taxes and minority interest, provision for income taxes decreased to 25.3% from 34.2% in fiscal 1996. The decrease was a result of increases in the Company's export sales through its FSC, which has the effect of reducing the tax rate on revenues from foreign sales made from the United States, and the increased utilization of research and development and certain state tax credits. In addition, the Company has made the California Waters Edge election under California tax law, which has the effect of exempting its foreign subsidiaries from California taxes through fiscal 2003.

  Net Income. For the reasons outlined above, net income for fiscal 1997, increased $1.9 million, or 84.9%, to $4.2 million from $2.3 million in fiscal 1996. The compensation charge described above, decreased net income by $514,000 in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations primarily through cash provided by operations, through various term loans, discounting facilities, and credit lines extended to its different subsidiaries worldwide and from its public offering. As of June 30, 1998, the Company's principal sources of liquidity consisted of $22.4 million in cash and several credit agreements described below.

  The Company's operations used net cash of $436,000 during fiscal 1998. The amount of net cash used by operations reflects increases in accounts receivable, inventory, prepaid expenses, reduction in advances from customers and other accrued expenses and liabilities. Net cash used in operations was offset in part by a reduction of other receivables and increases in accounts payable, accrued payroll and related expenses, income taxes payable and warranty accrual. The increase in accounts receivable is due to an increase in sales as well as the timing of shipments made upon completion of certain contracts during fiscal 1998.

  Net cash used by investing activities was $8.0 and $3.0 million for fiscal 1998 and 1997, respectively, in each case due primarily to purchase of property and equipment in the amount of $7.5 million and $2.2 million, respectively. In fiscal 1998, of the total property and equipment purchases, approximately $708,000 was for the purchase of equipment to manufacture products used in the oil exploration field and approximately $4.2 million was for the purchase of three buildings in Hawthorne, California. The Company paid $750,000 for the acquisition of the "SECURE" product line. The Company expects to purchase property and equipment in fiscal 1999 as required. The Company has no significant capital spending or purchase commitments other than in the normal course of business and commitments under leases.

  Net cash provided by financing activities was $30.6 million for fiscal 1998 compared to net cash used by financing activities of $526,000 for fiscal 1997. In fiscal 1998, net cash provided by financing activities resulted primarily from Company's initial public offering and was offset in part by repayment of the majority of the Company's debt.

  The Company anticipates that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future.

  In January 1997, the Company and its three U.S. subsidiaries entered into a credit agreement with Sanwa Bank California. The agreement, as amended in May 1998, provides for a $10.0 million line of credit, which includes revolving, letter of credit, acceptance and foreign exchange facilities. In addition, the Company has a $3.0 million equipment line of credit for capital purchases and a $15.0 million line of credit for acquisitions with certain restrictions. Advances under the lines of credit bear interest at a rate equal to a variable bank reference rate (8.5% at June 30, 1998) or, at the Company's option, at a fixed rate as quoted by the bank upon request. As of June 30, 1998, there were no amounts outstanding under the line of credit, equipment line of credit or the acquisition line of credit. As of June 30, 1998, $124,000 was outstanding under letters of credit. The lines expire in November 1999. Borrowings under the agreement are secured by liens on substantially all of the Company's assets. The agreement restricts the four borrowers from incurring certain additional indebtedness and from making capital expenditures greater than $3.5 million in the U.S. in any fiscal year, except for the purchase of real property to be occupied by the borrowers. In addition, the credit agreement currently requires that the Company at all times maintain (on a consolidated basis) a tangible net worth of at least $40.0 million, a ratio of debt to tangible net worth of not more than 3.0 to 1, and a ratio of cash, cash equivalents and accounts receivable to current liabilities of not less than
0.8 to 1. The Company is currently in compliance with all of these financial conditions.

  In November 1996, the Company and its three U.S. subsidiaries entered into an agreement with Wells Fargo HSBC Trade Bank, N.A. The agreement was renewed in January 1998 and, in August 1998, was extended until November 1999. As currently in effect, the agreement provides for revolving lines of credit up to a maximum of $2.1 million to be used to pay obligations incurred in connection with export orders. Of this total amount, there is a sublimit of $1.0 million for the purchase of foreign currency and a sublimit of $1.9 million for letters of credit. The revolving credit lines bear interest at the bank's prime rate (8.5% at June 30, 1998) plus 5.0% per annum. As of June 30, 1998, there was outstanding approximately $1.9 million for standby letters of credit. Borrowings under the agreement are secured by liens on certain of the Company's assets. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain financial ratios, limitations on outside indebtedness, profitability, payments of dividends and capital expenditures.

  Rapiscan U.K. has a loan agreement with Midland Bank plc, which provides for an overdraft facility up to a maximum amount of 2.0 million Pounds Sterling (approximately $3.3 million at June 30, 1998) outstanding at any one time, which amounts are secured by certain assets of Rapiscan U.K. At June 30, 1998, no amounts were outstanding under the overdraft facility. Outstanding borrowings bear interest at a base rate (7.5% at June 30, 1998) plus 1.5% per annum. The agreement also provides for a 1.0 million Pounds Sterling (approximately $1.7 million at June 30, 1998) facility for tender and performance bonds and a 1.0 million Pounds Sterling (approximately $1.7 million at June 30, 1998) facility for the purchase of forward exchange contracts. These facilities are secured by certain assets of Rapiscan U.K. and the Company has guaranteed Rapiscan U.K.'s obligations under the performance bond facility. As of June 30, 1998, $588,000 was outstanding under the performance bond facility and Rapiscan U.K. had purchased forward exchange contracts in the amount of $973,000. The above facilities expire in January 1999 and the Company believes that they will be renewed on the same or similar terms.

  OSI Singapore has a loan agreement with Indian Bank (Singapore), which provides for an accounts receivable discounting facility for borrowing of up to 2.6 million Singapore dollars (approximately $1.6 million at June 30, 1998). Borrowings under the line of credit bear interest at the bank's prime rate (8.5% at June 30, 1998) plus 1.50%. The line of credit is terminable at any time. As of June 30, 1998 there were no amounts outstanding under the line of credit. Borrowings under the line of credit are collateralized by certain assets of OSI Singapore and are guaranteed by Messrs. Deepak Chopra, Ajay Mehra and Thomas Hickman, officers of the Company. Borrowings secured by intercompany receivables are guaranteed by the Company.

  AME has a loan agreement with Christiania Bank OG Kreditkasse which provides for a revolving line of credit for borrowings of up to 5.0 million Norwegian kroner (approximately $666,000 at June 30, 1998), of which $198,000 was outstanding as of June 30, 1998. Borrowings under the line of credit bear interest at a variable rate, which was 5.9% at June 30, 1998. The agreement also provides for a term loan which matures in June 2001 and bears interest at an annual rate of 7.0%. At June 30, 1998 outstanding term loan borrowings totalled approximately 2.4 million Norwegian kroner (approximately $312,000 at June 30, 1998). Subsequent to the end of the fiscal year, the outstanding amount of the term loan was paid in full.

  OSI Malaysia has a loan agreement with the Hong Kong Bank Malaysia Berhad, which provides for a bank guarantee line of credit for 2.5 million Malaysia ringgits (approximately $604,000 at June 30, 1998) for performance bonds and standby letters of credit, and a 1.0 million Malaysian ringgits overdraft facility (approximately $242,000 at June 30, 1998). Borrowings under the overdraft facility bear interest at the bank's base lending rate (12.3% at June 30, 1998) plus 1.75%. At June 30, 1998, the amount outstanding under the performance bond facility was $232,000 and there were no amounts outstanding under the overdraft facility. Borrowings under this agreement are secured by certain assets of OSI Malaysia. These lines expire in October 1998 and the Company believes that they will be renewed on the same or similar terms.

  In August 1997, Bank Utama agreed to provide a revolving line of credit to OSI Malaysia up to an amount of 1.5 million Malaysian ringgits (approximately $362,000 as of June 30, 1998). Borrowings under the line of credit bear interest at the bank's base lending rate (12.2% at June 30, 1998) plus 2.5%. As of June 30, 1998, no amounts were outstanding under this line of credit. Borrowings under this agreement are secured by certain assets of OSI Malaysia and are guaranteed by the Company. The line of credit was renewed for one year and will expire in August 1999.

  The Company believes that cash from operations, existing cash and lines of credit will be sufficient to meet its cash requirements for the foreseeable future.

FOREIGN CURRENCY TRANSLATION

  The accounts of the Company's operations in Singapore, Malaysia, England and Norway are maintained in Singapore dollars, Malaysian ringgits, Pounds Sterling and Norwegian kroner, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder's equity. Transaction gains/(losses) of approximately $68,000 and $(39,000) were included in income for fiscal 1997 and 1998, respectively.

IMPORTANCE OF INTERNATIONAL MARKETS

  International markets provide the Company with significant growth opportunities. However, the following events, among others, could adversely affect the Company's financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, and political instability. For the year ended June 30, 1998, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on the Company's consolidated revenues and results of operations. As a result of recent changes in monetary policy in Malaysia, including the pegging of the Malaysian ringgit to the U.S. dollar, the

Company believes that its foreign currency exposure in Malaysia will be immaterial in the foreseeable future. The Company continues to perform ongoing credit evaluations of its customers' financial condition and, if deemed necessary, the Company requires advance payments for sales. The Company is monitoring economic and currency conditions around the world to evaluate whether there may be any significant effect on its international sales in the future.

INFLATION

  The Company does not believe that inflation has had a material impact on its results of operations.

YEAR 2000 COMPLIANCE

  The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and (4) implementation and testing. The Company's Year 2000 project is currently in the assessment phase and, with respect to certain information systems and products, is in the remediation phase. The Company believes that its greatest potential risks are associated with its information systems and systems embedded in its operations and infrastructure. The Company is at the beginning stage of assessments for its operations and infrastructure, and cannot predict whether significant problems will be identified. The Company has not yet determined the extent of contingency planning that may be required. Based on the status of the assessments made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues. Costs identified to date have not been material. The Company does not currently expect the total costs to be material, and it expects to be able to fund the total costs through operating cash flows. However, the Company has not yet completed its assessments, developed remediation for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans. As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed in a timely and satisfactory way. Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000 compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve Year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties. The Company is continuing to evaluate Year 2000-related risks and will take such further corrective actions as may be required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Financial Statements of the Company are submitted as a separate section of this Annual Report on Form 10-K on pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 16, 1998.

ITEM 11. EXECUTIVE COMPENSATION

  The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 16, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 16, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 16, 1998.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of Report

  (1)FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

     Report of Independent Accountants...................................... F-1
     Consolidated Balance Sheets at June 30, 1997 and 1998.................. F-2
     Consolidated Statements of Operations for the years ended
      June 30, 1996, 1997 and 1998.......................................... F-3
     Consolidated Statements of Shareholders' Equity for the years ended
      June 30, 1996, 1997 and 1998.......................................... F-4
     Consolidated Statements of Cash Flows for the years ended
      June 30, 1996, 1997 and 1998.......................................... F-5
     Notes to Consolidated Financial Statements............................. F-7

  (2)FINANCIAL STATEMENT SCHEDULES INCLUDED IN ITEM 8:

    Schedule II - Valuation and Qualifying Accounts

    No other financial statement schedules are presented as the required information is either not applicable or included in the Consolidated Financial Statements or notes thereto.

  (3)EXHIBITS

    The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OSI SYSTEMS, INC.
                                          (Registrant)

Date: September 28, 1998                  By: /s/Ajay Mehra
                                          _____________________________________
                                                 Ajay Mehra
                                                 Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
        /s/ Deepak Chopra            Chairman of the Board,        September 28, 1998
____________________________________ President and Chief
           Deepak Chopra             Executive Officer (Principal
                                     Executive Officer)

          /s/ Ajay Mehra             Vice President, Chief         September 28, 1998
____________________________________ Financial Officer (Principal
             Ajay Mehra              Financial and Accounting
                                     Officer), Secretary and
                                     Director

        /s/ Steven C. Good           Director                      September 28, 1998
____________________________________
           Steven C. Good

         /s/ Meyer Luskin            Director                      September 28, 1998
____________________________________
            Meyer Luskin

        /s/ Madan G. Syal            Director                      September 28, 1998
____________________________________
           Madan G. Syal

                               INDEX TO EXHIBITS

 NUMBER                        EXHIBIT DESCRIPTION
   3.1  Articles of Incorporation of the Company (1)
   3.2  Amended and Restated Bylaws of the Company (1)
   4.1  Specimen Common Stock Certificate (3)
  10.1  1987 Incentive Stock Option Plan, as amended, and form of Stock
        Option Agreement (1)
  10.2  1997 Stock Option Plan and forms of Stock Option Agreements (2)
  10.3  Employment Agreement dated April 1, 1997 between the Company and
        Deepak Chopra (1)
  10.4  Employment Agreement dated April 1, 1997 between the Company and
        Ajay Mehra (1)
  10.5  Employment Agreement dated March 1, 1993 between the Company and
        Andreas F. Kotowski (3)
  10.6  Employment Agreement dated April 1, 1997 between the Company and
        Manoocher Mansouri Aliabadi (1)
  10.7  Employment Agreement dated October 5, 1994 between the Company and Anthony S. Crane (3)
  10.8  Expatriate Employment Agreement dated July 11, 1995 between the
        Company and Thomas K. Hickman (2)
  10.9  Incentive Compensation Agreement dated December 18, 1996 between the Company and Andreas F. Kotowski (1)
  10.10 Form of Indemnity Agreement for directors and executive officers of the Company (3)
  10.11 Joint Venture Agreement dated January 4, 1994 among the Company,
        Electronics Corporation of India, Limited and ECIL-Rapiscan
        Security Products Limited, as amended (2)
  10.12 Amendment Number Two to Lease, dated October 24, 1995 to lease dated January 1, 1989 by and between KB Management Company, and
        UDT Sensors, Inc.(1)
  10.13 Lease Agreement dated July 4, 1986 by and between Electricity
        Supply Nominees Limited and Rapiscan Security Products Limited
        (as assignee of International Aeradio Limited) (3)
  10.14 Lease Agreement dated January 17, 1997 by and between Artloon
        Supplies Sdn. Bhd. and Opto Sensors (M) Sdn. Bhd.(1)
  10.15 Credit Agreement entered into on November 1, 1996 by and between
        Opto Sensors, Inc., UDT Sensors, Inc.,Rapiscan Security Products
        (U.S.A.), Inc. and Ferson Optics, Inc., and Wells Fargo HSBC
        Trade Bank (1)
  10.16 License Agreement made and entered into as of December 19, 1994, by and between EG&G, Inc. and Rapiscan Security Products, Inc.(1)
  10.17 Stock Purchase Agreement dated March 5, 1997 between
        Industriinvestor ASA and Opto Sensors, Inc.(1)
  10.18 Lease dated September 24, 1997 between the Company and D.S.A.
        Properties (4)
  10.19 Credit Agreement entered into on May 22, 1998, by and between
        Sanwa Bank California and Opto Sensors, Inc., UDT Sensors, Inc.,
        Rapiscan Security Products (U.S.A.), Inc. and Ferson Optics,
        Inc.(5)
  10.20 Agreement of Purchase and Sale and Joint Escrow Instructions
        dated as of June 23, 1998 by and between KB Chadron Building, LLC and UDT Sensors, Inc. (5)
  10.21 Agreement of Purchase and Sale and Joint Escrow Instructions
        dated as of June 23, 1998 by and between Chadron II, LLC and UDT
        Sensors, Inc. (5)
  21.1  Subsidiaries of the Company (5)
  23.1  Independent Auditors' Consent (5)
  27.1  Financial Data Schedule (5)
  99.1  Criminal Plea and Sentencing Agreement between UDT Sensors, Inc.
        and U.S. Attorney's Office (2)
  99.2  Agreement between UDT Sensors, Inc. and Department of Navy (2)

--------
(1) Previously filed with the Company's Registration Statement filed June 13, 1997.
(2) Previously filed with the Company's Amendment No. 1 to the Registration Statement filed August 1, 1997.
(3) Previously filed with the Company's Amendment No. 2 to the Registration Statement filed August 15, 1997.
(4) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997.
(5) Filed herewith.

                         INDEPENDENT AUDITORS' REPORT

OSI Systems, Inc.:

  We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. (the "Company") and its subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OSI Systems, Inc. and its subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, Califiornia
September 11, 1998

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1997 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                1997    1998
                                                               ------- -------
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 1).......................... $   553 $22,447
  Accounts receivable, net of allowance for doubtful accounts of $586 and $551 at June 30, 1997 and 1998, respectively
   (Note 1)...................................................  15,556  24,254
  Other receivables (Note 2)..................................   2,346   1,990
  Inventory (Note 1)..........................................  18,517  21,705
  Prepaid expenses............................................     537     841
  Deferred income taxes (Notes 1 and 6).......................     874   1,381
                                                               ------- -------
    Total current assets......................................  38,383  72,618
PROPERTY AND EQUIPMENT, Net (Notes 1 and 4)...................   5,841  11,466
INTANGIBLE AND OTHER ASSETS, Net (Notes 1, 2 and 3)...........   3,109   2,738
                                                               ------- -------
TOTAL......................................................... $47,333 $86,822
                                                               ======= =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank lines of credit (Note 4)............................... $ 9,100 $   198
  Current portion of long-term debt (Notes 1, 5 and 12).......   1,240     633
  Accounts payable (Note 1)...................................   7,712   8,560
  Accrued payroll and related expenses........................   1,607   2,400
  Income taxes payable (Notes 1 and 6)........................   1,804   2,517
  Advances from customers.....................................   2,410   1,808
  Accrued warranties..........................................     965   1,948
  Other accrued expenses and current liabilities..............   2,745   2,137
                                                               ------- -------
    Total current liabilities.................................  27,583  20,201
LONG-TERM DEBT (Notes 1, 5 and 12)............................   2,840     412
DEFERRED INCOME TAXES (Notes 1 and 6).........................     101     294
                                                               ------- -------
    Total liabilities.........................................  30,524  20,907
                                                               ------- -------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 12)
SHAREHOLDERS' EQUITY (Notes 4, 8 and 9):
  Preferred stock, no par value; authorized, 10,000,000
   shares, no shares issued or outstanding at June 30, 1997
   and 1998, respectively.....................................
  Common stock, no par value; authorized, 40,000,000 shares, issued and outstanding 6,156,528 and 9,691,915 shares at
   June 30, 1997 and 1998, respectively.......................   7,367  49,131
  Retained earnings...........................................   9,171  17,419
  Cumulative foreign currency translation adjustment (Note 1).     271    (635)
                                                               ------- -------
    Total shareholders' equity................................  16,809  65,915
                                                               ------- -------
TOTAL......................................................... $47,333 $86,822
                                                               ======= =======

          See accompanying notes to consolidated financial statements.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 1996, 1997 AND 1998
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         1996    1997    1998
                                                        ------- ------- -------
REVENUES (Note 1).....................................  $61,518 $77,628 $93,918
COST OF GOODS SOLD....................................   45,486  56,174  66,952
                                                        ------- ------- -------
GROSS PROFIT..........................................   16,032  21,454  26,966
OPERATING EXPENSES:
  Selling, general and administrative expenses (Notes
   10 and 11).........................................    9,757  11,304  12,776
  Research and development (Note 1)...................    1,663   2,504   3,790
  Stock option compensation (Note 8)..................              856
                                                        ------- ------- -------
    Total operating expenses..........................   11,420  14,664  16,566
                                                        ------- ------- -------
INCOME FROM OPERATIONS................................    4,612   6,790  10,400
INTEREST EXPENSE (INCOME) (Notes 4, 5 and 10).........    1,359   1,197    (600)
                                                        ------- ------- -------
INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY
 INTEREST.............................................    3,253   5,593  11,000
PROVISION FOR INCOME TAXES (Notes 1 and 6)............    1,111   1,416   2,752
                                                        ------- ------- -------
INCOME BEFORE MINORITY INTEREST IN NET LOSS OF
 SUBSIDIARIES.........................................    2,142   4,177   8,248
MINORITY INTEREST IN NET LOSS OF SUBSIDIARIES (Note
 1)...................................................      117
                                                        ------- ------- -------
NET INCOME............................................  $ 2,259 $ 4,177 $ 8,248
                                                        ======= ======= =======
EARNINGS PER COMMON SHARE (Note 1)....................  $  1.04 $  1.72 $  0.94
                                                        ======= ======= =======
EARNINGS PER COMMON SHARE--ASSUMING DILUTION (Note 1).  $  0.38 $  0.68 $  0.92
                                                        ======= ======= =======


          See accompanying notes to consolidated financial statements.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1996, 1997 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         CUMULATIVE
                             PREFERRED             COMMON                  FOREIGN
                         -------------------  -----------------           CURRENCY
                           NUMBER              NUMBER           RETAINED TRANSLATION
                         OF SHARES   AMOUNT   OF SHARES AMOUNT  EARNINGS ADJUSTMENT   TOTAL
                         ----------  -------  --------- ------- -------- -----------  -----
BALANCE, JUNE 30, 1995..  1,318,750  $ 1,514  1,842,007 $   543 $ 2,735     $ 159    $ 4,951
  Exercise of stock
   options..............                         16,125      17                           17
  Translation
   adjustment...........                                                      (33)       (33)
  Net income............                                          2,259                2,259
                         ----------  -------  --------- ------- -------     -----    -------
BALANCE, JUNE 30, 1996..  1,318,750    1,514  1,858,132     560   4,994       126      7,194
  Exercise of stock
   options..............                        118,125     146                          146
  Conversion of debt....  1,250,000    2,500    120,536     225                        2,725
  Minority interest
   acquisitions.........                        206,610   1,566                        1,566
  Conversion of
   preferred stock...... (2,568,750)  (4,014) 3,853,125   4,014
  Stock option
   compensation.........                                    856                          856
  Translation
   adjustment...........                                                      145        145
  Net income............                                          4,177                4,177
                         ----------  -------  --------- ------- -------     -----    -------
BALANCE, JUNE 30, 1997..                      6,156,528   7,367   9,171       271     16,809
  Initial public
   offering (Note 9)....                      3,330,000  40,938                       40,938
  Exercise of stock
   options..............                        205,387     508                          508
  Translation
   adjustment...........                                                     (906)      (906)
  Tax benefit of stock
   options exercised....                                    318                          318
  Net income............                                          8,248                8,248
                         ----------  -------  --------- ------- -------     -----    -------
BALANCE, JUNE 30, 1998..             $        9,691,915 $49,131 $17,419     $(635)   $65,915
                         ==========  =======  ========= ======= =======     =====    =======


          See accompanying notes to consolidated financial statements.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                        1996    1997    1998
                                                       ------  ------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income........................................... $2,259  $4,177  $ 8,248
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Minority interest in net loss of subsidiaries........   (117)
 Provision for losses on accounts receivable..........    404     389      122
 Depreciation and amortization........................  2,014   2,302    2,330
 Stock option compensation............................            856
 Deferred income taxes................................    (12)   (900)    (314)
 Gain on sale of property and equipment...............    (13)             (13)
 Changes in operating assets and liabilities, net of
  business acquisition:
  Accounts receivable.................................   (858) (1,980)  (9,481)
  Other receivables...................................   (194) (1,530)     462
  Inventory........................................... (4,068) (4,573)  (3,995)
  Prepaid expenses....................................   (245)     96     (325)
  Accounts payable....................................    120   1,026    1,352
  Accrued payroll and related expenses................    707     (60)     840
  Income taxes payable................................    652   1,005      884
  Advances from customers.............................    183   1,448     (603)
  Accrued warranty....................................    324     574      989
  Other accrued expenses and current liabilities...... (1,151)    527     (932)
                                                       ------  ------  -------
   Net cash provided by (used in) operating
    activities........................................      5   3,357     (436)
                                                       ------  ------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and equipment.........    120               46
 Additions to property and equipment.................. (1,612) (2,182)  (7,487)
 Cash paid for business acquisition, net of cash
  acquired............................................           (848)    (750)
 Other assets.........................................   (688)     23      194
                                                       ------  ------  -------
   Net cash used in investing activities.............. (2,180) (3,007)  (7,997)
                                                       ------  ------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from (repayment of) bank lines of
  credit..............................................  1,502   1,014   (8,797)
 Payments on senior subordinated debt.................           (350)
 Payments on long-term debt........................... (1,250) (3,983)  (2,411)
 Proceeds from issuance of long-term debt.............  1,097   2,647
 Proceeds from initial public offering and exercise of
  stock options and warrants..........................     17     146   41,764
 Proceeds from issuance of minority interest..........     21
                                                       ------  ------  -------
   Net cash provided by (used in) financing
    activities........................................  1,387    (526)  30,556
                                                       ------  ------  -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............    (36)    148     (229)
                                                       ------  ------  -------
NET (DECREASE) INCREASE IN CASH EQUIVALENTS...........   (824)    (28)  21,894
CASH EQUIVALENTS, BEGINNING OF PERIOD.................  1,405     581      553
                                                       ------  ------  -------
CASH EQUIVALENTS, END OF PERIOD....................... $  581  $  553  $22,447
                                                       ======  ======  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
 Cash paid during the period for:
 Interest............................................. $1,346  $1,197  $   452
 Income taxes......................................... $  377  $1,511  $ 1,869

          See accompanying notes to consolidated financial statements.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
During 1997, certain related parties converted $225 and $2,500 of senior subordinated debt into 120,536 and 1,250,000 shares of common and preferred stock, respectively.
During October and December 1996, the Company acquired the
 minority interest of its two majority-owned subsidiaries
 through the issuance of 178,956 shares of common stock, at an estimated fair value of $6.67 per share. An additional 27,654 shares, at an estimated fair value of $13.50 per share, are issuable at June 30, 1997. The excess of the fair value of
 the common stock of $1,566 over the book value of the
 minority interests of $12 has been recorded as goodwill.
In 1997, the Company acquired all of the capital stock of
 Advanced Micro Electronics AS.
 In conjunction with the acquisition, liabilities were assumed as follows:
  Fair value of assets acquired...............................          $2,350
  Goodwill....................................................             588
  Cash paid for the capital stock.............................            (916)
                                                                        ------
  Liabilities assumed.........................................          $2,022
                                                                        ======
In 1998, the Company acquired the "SECURE" product line from
 ThermoSpectra.
 In conjunction with the acquisition, assets were acquired as follows:
  Equipment...................................................          $   80
  Patents.....................................................              20
  Inventory...................................................             650
                                                                        ------
Cash paid.....................................................          $  750
                                                                        ======


          See accompanying notes to consolidated financial statements.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JUNE 30, 1996, 1997 AND 1998

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  GENERAL--OSI Systems, Inc. (formerly Opto Sensors, Inc.) and its subsidiaries (collectively, the "Company") is a vertically integrated, worldwide provider of devices, subsystems and end-products based on optoelectronic technology. The Company designs and manufactures optoelectronic devices and value-added subsystems for original equipment manufacturers ("OEMs") in a broad range of applications, including security, medical diagnostics, telecommunications, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan" and "SECURE" brand names. These products are used to inspect baggage, cargo, people and other objects for weapons, explosives, drugs and other contraband.

  CONSOLIDATION-- The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In October and December 1996, the Company purchased the minority interests of its two majority-owned subsidiaries by exchanging 178,956 shares of common stock for the minority shares of the subsidiaries. The Company also issued additional shares of the Company's common stock to the selling shareholders of one of the subsidiaries. The number of shares issued were based upon the pre-tax net income of the subsidiary for the year ended June 30, 1997, and amounted to 27,654 shares. These shares have been included in the number of shares issued for minority interest acquisitions in the accompanying consolidated statement of shareholders equity. The excess of the fair value of the common stock issued of $1,554,000 over the carrying value of the minority interest of $12,000 has been recorded as goodwill and is being amortized over a period of 20 years.

  For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

  CONCENTRATIONS OF CREDIT RISK--Financial instruments that potentially subject the Company to credit notes consist primarily of cash, cash equivalents and accounts receivable. At June 30, 1998 approximately 75% of the Company's cash and cash equivalents were held at one financial institution. The Company performs ongoing credit valuations of its customers' financial condition and provides an allowance for potential credit losses.

  INVENTORY--Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method.

  Inventory at June 30, 1997 and 1998 consisted of the following (in thousands):

                                                                  1997    1998
                                                                 ------- -------
     Raw materials.............................................. $11,408 $12,200
     Work-in-process............................................   4,224   6,030
     Finished goods.............................................   2,885   3,475
                                                                 ------- -------
     Total...................................................... $18,517 $21,705
                                                                 ======= =======

  PROPERTY AND EQUIPMENT--Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line and accelerated methods over lives ranging from three to ten years. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of the useful life of the asset or the lease term.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   YEARS ENDED JUNE 30, 1996, 1997 AND 1998

  Property and equipment at June 30, 1997 and 1998 consisted of the following (in thousands):

                                                                 1997    1998
                                                                ------- -------
     Land and buildings........................................         $ 4,211
     Equipment................................................. $ 7,545   9,046
     Leasehold improvements....................................   2,093   2,768
     Tooling...................................................   1,967   1,953
     Furniture and fixtures....................................     666     824
     Computer..................................................   1,699   2,202
     Vehicles..................................................     176     142
                                                                ------- -------
     Total.....................................................  14,146  21,146
     Less accumulated depreciation and amortization............   8,305   9,680
                                                                ------- -------
     Property and equipment, net............................... $ 5,841 $11,466
                                                                ======= =======

  INTANGIBLES AND OTHER ASSETS--Intangible and other assets at June 30, 1997 and 1998 consisted of the following (in thousands):

                                                                 1997    1998
                                                                ------- -------
     Software development costs................................ $   588 $   588
     Goodwill..................................................   2,142   2,142
     Deposits..................................................     320     168
     Other.....................................................     444     530
                                                                ------- -------
     Total.....................................................   3,494   3,428
     Less accumulated amortization.............................     385     690
                                                                ------- -------
     Intangible and other assets, net.......................... $ 3,109 $ 2,738
                                                                ======= =======

  Goodwill in the amount of $1,554,000 resulting from the acquisition of minority interests and $588,000 resulting from the acquisition of Advanced Micro Electronics AS (see Note 3) is being amortized, on a straight-line basis, over a period of 20 years.

  Software development costs incurred in the research and development of software products are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility is established, certain software development costs are capitalized. The software, once developed, is a component which is included in x-ray security machines when they are sold to customers. The Company amortizes these costs on a straight-line basis over a two-year period. No software development costs were capitalized during the two years ended June 30, 1998.

  IMPAIRMENT OF LONG-LIVED ASSETS--The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, the Company recognizes an impairment loss based on the estimated fair value of the asset.

  INCOME TAXES--Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of the Company's assets and liabilities, based on enacted tax rates. A valuation

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   YEARS ENDED JUNE 30, 1996, 1997 AND 1998

allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

  FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, and debt instruments. The carrying values of financial instruments other than debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of the Company's long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates offered to the Company. The fair value of the Company's senior subordinated debt cannot be determined due to the related-party nature of the obligations.

  FOREIGN EXCHANGE INSTRUMENTS--The Company's use of derivatives is limited to the purchase of foreign exchange contracts in order to minimize foreign exchange transaction gains and losses. The Company purchases forward contracts to hedge commitments to acquire inventory for sale and does not use the contracts for trading purposes. As of June 30, 1998 there were approximately $973,000 in outstanding foreign exchange contracts. The estimated fair value of these contracts closely approximated their carrying value as of June 30, 1998.

  REVENUE RECOGNITION--The Company recognizes revenue upon shipment of its product.

  FOREIGN CURRENCY TRANSLATION--The accounts of the Company's operations in Singapore, Malaysia, Norway and the United Kingdom are maintained in Singapore dollars, Malaysian ringgits, Norwegian kroner and U.K. pounds sterling, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholders' equity. Transaction (losses) gains of approximately $(123,000), $68,000 and $(39,000) were included in income for the years ended June 30, 1996, 1997 and 1998, respectively.

  EARNINGS PER SHARE--The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." The Company has reflected the provisions of SFAS 128 in the accompanying financial statements for all periods presented. Earnings per common share is computed using the weighted average number of shares outstanding during the period. Earnings per common share--assuming dilution, is computed using the weighted average number of shares outstanding during the period and dilutive common stock equivalents from the Company's stock option plans, and in the 1996 period common equivalent shares from convertible debt and preferred stock, calculated using the treasury stock and if converted methods.

  For the years ending June 30, 1996 and 1997, pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, common stock and stock options issued or granted during the twelve month period prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of the weighted average number of shares (denominator), using the treasury stock method as if they were outstanding for each period.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   YEARS ENDED JUNE 30, 1996, 1997 AND 1998

  The following table reconciles the numerator and denominator used in calculating earnings per share and earnings per common share--assuming dilution.

                                                  YEAR ENDED JUNE 30, 1996
                                             ------------------------------------
                                               INCOME        SHARES     PER SHARE
                                             (NUMERATOR)  (DENOMINATOR)  AMOUNT
                                             -----------  ------------  ---------
   Earnings per common share
   Income available to common stockholders.  $2,259,000    2,163,548      $1.04
                                                                          =====
   Effect of dilutive securities
   Convertible subordinated debt...........     166,000    1,729,815
   Convertible preferred stock.............                1,938,125
   Options, treasury stock method..........                   96,571
   Convertible minority shareholding.......    (117,000)     206,610
                                             ----------    ---------
   Earnings per common share--assuming
    dilution
   Income available to common stockholders
    and assumed conversions................  $2,308,000    6,134,669      $0.38
                                             ==========    =========      =====
                                                  YEAR ENDED JUNE 30, 1997
                                             ------------------------------------
                                               INCOME        SHARES     PER SHARE
                                             (NUMERATOR)  (DENOMINATOR)  AMOUNT
                                             -----------  ------------  ---------
   Earnings per common share
   Income available to common stockholders.  $4,177,000    2,430,347      $1.72
                                                                          =====
   Effect of dilutive securities
   Convertible subordinated debt...........      92,000    2,098,125
   Convertible preferred stock.............                1,689,815
   Options, treasury stock method..........                   45,676
                                             ----------    ---------
   Earnings per common share--assuming
    dilution
   Income available to common stockholders
    and assumed conversions................  $4,269,000    6,263,963      $0.68
                                             ==========    =========      =====

                                                  YEAR ENDED JUNE 30, 1998
                                             -----------------------------------
                                               INCOME       SHARES     PER SHARE
                                             (NUMERATOR) (DENOMINATOR)  AMOUNT
                                             ----------- ------------- ---------
   Earnings per common share
   Income available to common stockholders.  $8,248,000    8,753,702     $0.94
                                                                         =====
   Effect of dilutive securities
   Options, treasury stock method..........                  202,217
                                                           ---------
   Earnings per common share--assuming
    dilution
   Income available to common stockholders
    and assumed
    conversions............................  $8,248,000    8,955,919     $0.92
                                             ==========    =========     =====

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting for Comprehensive Income" and No. 131, "Disclosure About Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for periods

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   YEARS ENDED JUNE 30, 1996, 1997 AND 1998

beginning after December 15, 1997. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for financial statements issued for periods beginning June 15, 1999. The Company has not yet analyzed the impact of adopting these statements.

  USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. INVESTMENT IN JOINT VENTURE

  In January 1995, the Company, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company, the Company's chairman and the Company's chief financial officer have a 36%, 10.5% and 4.5% ownership interest, respectively, in the joint venture. The Company's investment of approximately $108,000 at June 30, 1998 is included in other assets in the accompanying financial statements and the Company's equity in the earnings of the joint venture, since its inception, have been insignificant.

  The joint venture was formed for the purpose of the manufacture, assembly, service and testing of x-ray security and other products. One of the Company's subsidiaries is a supplier to the joint venture partner, who in turn manufactures and sells the resulting products to the joint venture utilizing technology received from the subsidiary. The agreement provides for technology transfer between the Company and the joint venture, subject to certain restrictions.

  During the years ended June 30, 1997 and 1998, the Company earned a technical fee and dividend income from the joint venture in the amount of $115,000 and $144,000, respectively. At June 30, 1998, $225,000 was unpaid and included in other receivables in the accompanying consolidated financial statements.

3. ACQUISITIONS

  On March 3, 1997, the Company acquired the capital stock of Advanced Micro Electronics AS ("AME") headquartered in Horten, Norway, from Industriinvestor ASA. The cash purchase price amounted to $916,000. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired of $2,350,000 and liabilities assumed of $2,022,000, based on the estimated fair values of the assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is being amortized over a period of 20 years.

  The results of operations of AME are included in the Company's consolidated financial statements from the date of acquisition. Had the acquisition occurred as of July 1, 1995, pro forma consolidated sales for the years ended June 30, 1996 and 1997 would have been $65,371,000 and $79,871,000, respectively. Consolidated pro forma net income and net income per share would not have been materially different than the amounts reported for the respective periods.

  During fiscal 1998, the Company acquired the "SECURE" product line from ThermoSpectra Corporation. The cash purchase price amounted to $750,000. The purchased assets include, among other things, equipment, inventory, and intellectual property rights relating to x-ray machines and x-ray backscatter detection technology (including patents and patent applications).

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   YEARS ENDED JUNE 30, 1996, 1997 AND 1998

4. BANK AGREEMENTS

  At June 30, 1997 and 1998, line of credit borrowings consisted of the following:

                                                                     1997  1998
                                                                    ------ ----
   Line of credit--U.S............................................. $6,577
   Line of credit--Singapore.......................................    974
   Line of credit--Norway..........................................    586 $198
   Line of credit--Rapiscan U.K....................................    963
                                                                    ------ ----
   Total bank lines of credit...................................... $9,100 $198
                                                                    ====== ====

  The Company maintains a senior loan agreement with a U.S. bank, which provides for a $10,000,000 revolving line of credit, a $3,000,000 equipment line of credit and a $15,000,000 line of credit for acquisitions with certain restrictions. Borrowings under the line of credit bear interest at the bank's prime rate (8.5% at June 30, 1998) or, at the Company's option, at a fixed rate as quoted by the bank upon request for specific advances and terms. Interest is payable monthly, and the lines expire in November 1999. Borrowings under the senior loan agreement are collateralized by substantially all of the assets of the Company. At June 30, 1998, there were no amounts outstanding under the revolving, equipment or acquisition lines of credit. The agreement also provides a commitment for letters of credit up to $10,000,000 not to exceed the available balance under the line of credit. At June 30, 1998, approximately $124,000 was issued and outstanding under letters of credit. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain financial ratios, limitations on outside indebtedness, rental expense and capital expenditures.

  The Company has a credit agreement with a U.S. bank that provides for borrowings up to an amount of $2,084,903. Included in total borrowings is a facility for the purchase of foreign currencies of $1,000,000. Borrowings under the facility bear interest at the banks prime rate (8.5% at June 30, 1998) plus 5%. Interest is payable on demand, and the line expires in November 1999. Borrowings under the current agreement are secured by certain of the Company's assets. At June 30, 1998, there were no amounts outstanding under the revolving line of credit. The agreement also provides a commitment for letters of credit up to $1,885,000. At June 30, 1998, approximately $1,885,000 was issued and outstanding under letters of credit. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain financial ratios, limitations on outside indebtedness, profitability, payments of dividends and capital expenditures.

  Opto Sensors Pte. Ltd. ("OSP") has a loan agreement with a Singapore bank that provides for revolving line of credit borrowings up to 2,600,000 Singapore dollars (approximately US$1,625,000 at June 30, 1998). Borrowings under the line of credit bear interest at the banks prime rate (8.5% at June 30, 1998) plus 1.5%. Interest is payable monthly, and borrowings are due on demand. Borrowings under the line of credit are collateralized by certain assets of OSP and are guaranteed by certain officers of the Company. Borrowings secured by intercompany receivables are guaranteed by the Company. At June 30, 1998, there were no amounts outstanding under the revolving line of credit.

  AME has a loan agreement with a Norwegian bank that provides for revolving line of credit borrowings up to 5,000,000 Norwegian kroner (approximately US$666,000 at June 30, 1998). Borrowings under the line of credit bear interest at a variable rate, which was 5.9% at June 30, 1998. Interest is payable quarterly. Borrowings under the line of credit are collateralized by certain AME assets. At June 30, 1998, approximately $198,000 was issued and outstanding under the line of credit.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   YEARS ENDED JUNE 30, 1996, 1997 AND 1998

  Rapiscan U.K. has a loan agreement with a U.K. bank, which provides for an overdraft facility up to a maximum amount of 2,000,000 Pounds Sterling (approximately $3,300,000 at June 30, 1998) outstanding at any one time, which amounts are secured by certain assets of Rapiscan U.K. At June 30, 1998, no amounts were outstanding under the overdraft facility. Outstanding borrowings bear interest at a base rate (7.5% at June 30, 1998) plus 1.5% per annum. The agreement also provides for a 1,000,000 Pounds Sterling (approximately $1,700,000 at June 30, 1998) facility for tender and performance bonds and a 1,000,000 Pounds Sterling (approximately $1,700,000 at June 30, 1998) facility for the purchase of forward exchange contracts. These facilities are secured by certain assets of Rapiscan U.K. and the Company has guaranteed Rapiscan U.K.'s obligations under the performance bond facility. As of June 30, 1998, $588,000 was outstanding under the performance bond facility and Rapiscan U.K. had purchased forward exchange contracts in the amount of $973,000. The above facilities expire in January 1999 and the Company believes that they will be renewed on the same or similar terms.

  A subsidiary has a loan agreement with a Malaysian bank that provides for a revolving line of credit up to 1,500,000 Malaysian ringgits (approximately US$362,000 at June 30, 1998). Borrowings under the line of credit bear interest at the bank's base lending rate (12.2% at June 30, 1998), plus 2.5%. Interest is payable on demand. No amounts were outstanding under this agreement at June 30, 1998. Borrowings under this agreement are secured by certain assets of the subsidiary and are guaranteed by the Company. The line of credit was renewed for one year and will expire in August 1999.

  A subsidiary has a loan agreement with a Malaysian bank that provides for performance bonds and standby letters of credit of 2,500,000 Malaysian ringgits (approximately US $604,000 at June 30, 1998). The agreement also provides for overdraft borrowings up to 1,000,000 Malaysian ringgits (approximately US$242,000 at June 30, 1998). Borrowings under the overdraft facility bear interest at the bank's base lending rate (12.3% at June 30, 1998) plus 1.75%. At June 30, 1998, approximately $232,000 was issued and outstanding under the performance bond facility and there were no amounts outstanding under the overdraft facility. Borrowings under this agreement are secured by certain assets of the subsidiary. These facilities expire on October 1998 and the Company believes that they will be renewed on the same or similar terms.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   YEARS ENDED JUNE 30, 1996, 1997 AND 1998

5.LONG-TERM DEBT

  At June 30, 1997 and 1998, long-term debt consisted of the following (in thousands):

                                                                   1997  1998
                                                                  ------ -----
Term loan payable to a bank, interest due monthly at the bank's prime rate (8.5% at June 30, 1997) plus 0.50%, principal due in monthly installments of $52,083 until paid in full on March 31,
 2001. Outstanding balances are collateralized by substantially all of the assets of the Company. The outstanding balance was paid in full in October 1997.................................... $2,344
Term loan payable to a Norwegian bank, interest due quarterly at a rate of 7%, principal due in monthly installments of $8,680 until paid in full on June 1, 2001. Outstanding balances are
 collateralized by certain assets of the subsidiary..............    437 $ 312
Term loan payable to a bank, interest due monthly at the bank's prime rate (8.5% at June 30, 1997) plus 2.25%, principal due in monthly installments of $8,333 until paid in full on November
 30, 1997. The outstanding balance was paid in full in November
 1997............................................................     41
Liability under settlement agreements, interest computed at the
 52 week treasury bill rate (5.055% at June 30, 1998), principal
 due $400,000 in 1999............................................    700   400
Other............................................................    558   333
                                                                  ------ -----
                                                                   4,080 1,045
Less current portion of long-term debt...........................  1,240   633
                                                                  ------ -----
Long-term portion of debt........................................ $2,840 $ 412
                                                                  ====== =====

  Fiscal year principal payments of long-term debt as of June 30, 1998 are as follows (in thousands):

     1999................................................................ $  633
     2000................................................................    254
     2001................................................................    138
     2002................................................................     20
                                                                          ------
       Total............................................................. $1,045
                                                                          ======

6.INCOME TAXES

  For financial reporting purposes, income before provision for income taxes and minority interest includes the following components (in thousands):

                                                            1996   1997   1998
                                                           ------ ------ -------
   Pretax income:
     United States........................................ $1,965 $2,655 $ 4,505
     Foreign..............................................  1,288  2,938   6,495
                                                           ------ ------ -------
   Total pretax income.................................... $3,253 $5,593 $11,000
                                                           ====== ====== =======

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   YEARS ENDED JUNE 30, 1996, 1997 AND 1998

  The Company's provision for income taxes is composed of the following (in thousands):

                                                          1996    1997    1998
                                                         ------  ------  ------
     Current:
       Federal.......................................... $  510  $1,256  $1,729
       State............................................     21      24     246
       Foreign..........................................    592   1,036   1,091
                                                         ------  ------  ------
                                                          1,123   2,316   3,066
     Deferred...........................................    (12)   (900)   (314)
                                                         ------  ------  ------
     Total provision.................................... $1,111  $1,416  $2,752
                                                         ======  ======  ======

  Deferred income tax assets (liabilities) At June 30, 1997 and 1998 consisted of the following (in thousands):

                                                                1997     1998
                                                               -------  -------
     State income taxes....................................... $ 1,455  $ 1,585
     Depreciation.............................................               67
     Other....................................................     301      644
                                                               -------  -------
     Total deferred income tax assets.........................   1,756    2,296
                                                               -------  -------
     Depreciation.............................................     (43)
     Capitalized software development costs...................    (219)    (217)
     State income taxes.......................................    (329)    (462)
     Revitalization zone deductions...........................    (392)    (530)
                                                               -------  -------
     Total deferred income tax liabilities....................    (983)  (1,209)
                                                               -------  -------
     Net deferred income taxes................................ $   773  $ 1,087
                                                               =======  =======

  The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

                                                             1996  1997  1998
                                                             ----  ----  -----
     Provision for income taxes at federal statutory rate... 35.0% 35.0%  35.0%
     State income taxes (credits), net of federal benefit...  0.2  (4.7)  (1.1)
     Nontaxable earnings of FSC............................. (5.7) (4.9)  (1.3)
     Research and development tax credits...................       (1.7)  (1.7)
     Foreign income subject to tax at other than federal
      statutory rate........................................  1.1  (1.0) (10.9)
     Other..................................................  3.6   2.6    5.0
                                                             ----  ----  -----
     Effective income tax rate.............................. 34.2% 25.3%  25.0%
                                                             ====  ====  =====

  The Company does not provide for U.S. income taxes on the undistributed earnings of the foreign subsidiaries, as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time. At June 30, 1998, undistributed earnings of the foreign subsidiaries amounted to approximately $8,667,000. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   YEARS ENDED JUNE 30, 1996, 1997 AND 1998

7. COMMITMENTS AND CONTINGENCIES

  The Company leases some of its production and office facilities and certain equipment under various operating leases. Most of these leases provide for increases in rents based on the Consumer Price Index and include renewal options ranging from two to ten years. Future minimum lease payments under such leases as of June 30, 1998 are as follows:

   1999.............................................................. $  833,000
   2000..............................................................    745,000
   2001..............................................................    711,000
   2002..............................................................    630,000
   2003..............................................................    622,000
   2004 and thereafter...............................................  3,145,000
                                                                      ----------
   Total............................................................. $6,686,000
                                                                      ==========

  Total rent expense included in the accompanying consolidated financial statements was $901,000, $921,000 and $1,013,000 for the years ended June 30, 1996, 1997 and 1998, respectively.

  The Company is involved in various claims and legal proceedings arising out of the conduct of its business, including those relating to patent rights and related licensing issues. The principal litigation involves claims that certain technology used in the Company's scanners infringes on certain existing patents and seeks damages in an unspecified amount and an injunction barring the Company from making, using, selling or offering for sale certain of its security and inspection products in the United States. The Company has alleged that its security products do not infringe the patents, and that the plaintiffs in the suit had previously granted the Company the right to market its security and inspection products. In the event it is determined that the Company's products infringe upon the rights of the plaintiffs and that the Company does not have the right to use the technology in its products, the Company could be prevented from marketing most of its security and inspection products in the United States and could be required to pay a significant amount of damages. On August 31, 1998, the parties participated in a mandatory settlement conference and are now finalizing the language of the settlement.

  On January 18, 1996 a former employee filed a lawsuit against the Company, alleging wrongfull termination of employment by the Company. The plaintiff alleged that irregularities occurred at the Company resulting in over payments by the U.S. Government to the Company. The Company has filed a motion to dismiss which is currently pending. If the motion to dismiss is not granted, the Company will vigorously defend the lawsuit. Both the Company and its counsel believe that the Company will prevail.

8. STOCK OPTIONS

  The Company has two stock option plans. Under the 1987 plan, 1,050,000 shares of common stock have been reserved for the issuance of incentive stock options to key employees, directors and officers of the Company. The price, terms and conditions of each issuance are determined by the Board of Directors, with the advice of and input from the Compensation Committee.

  The 1997 plan was established in May 1997 and authorizes the grant of up to 850,000 shares of the Company's common stock in the form of incentive and nonqualified options. Employees, officers and Directors are eligible under this plan, which is administered by the Board of Directors, which determines the terms and conditions of each grant with the advice of and input from the Compensation Committee. The exercise price of

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   YEARS ENDED JUNE 30, 1996, 1997 AND 1998 nonqualified options may not be less than 85% of the fair market value of the Company's common stock at the date of grant. The exercise price of incentive stock options may not be less than the fair market value of the Company's common stock at the date of grant. The exercise price of incentive stock options granted to individuals that own greater than 10% of the Company's voting stock may not be less than 110% of the fair market value of the Company's common stock at the date of grant.

  Exercise periods for incentive and nonqualified options granted under this plan may not exceed ten years from the grant date.

  In November and December 1996, the Company granted stock options for the purchase of 235,125 shares of the Company's common stock to certain employees at prices below the $6.67 estimated fair market value at the date of grant. The options were accelerated to vest immediately, and accordingly, the Company has recorded compensation expense for the year ended June 30, 1997, representing the excess of the fair value of the Company's common stock at the date of grant over the option exercise prices.

  The following summarizes stock option activity for the years ended June 30, 1996, 1997 and 1998:

                                                                OPTION PRICE
                                                    NUMBER   ------------------
                                                      OF     WEIGHTED
                                                   OPTIONS   AVERAGE    TOTAL
                                                   --------  -------- ---------
Outstanding, June 30, 1995........................  297,375    1.57   $ 469,000
Granted...........................................   51,000    2.17     111,000
Exercised.........................................  (16,125)   1.06     (17,000)
Canceled..........................................  (13,500)   1.60     (22,000)
                                                   --------           ---------
Outstanding, June 30, 1996........................  318,750    1.70     541,000
Granted...........................................  669,611    8.88   5,947,000
Exercised......................................... (118,125)   1.24    (146,000)
Canceled..........................................   (9,750)   2.38     (23,000)
                                                   --------           ---------
Outstanding, June 30, 1997........................  860,486    7.34   6,319,000
Granted...........................................  168,000   10.10   1,696,000
Exercised......................................... (205,387)   2.47    (508,000)
Canceled..........................................  (10,187)   9.34     (95,000)
                                                   --------           ---------
Outstanding, June 30, 1998........................  812,912    9.12   7,412,000
                                                   ========           =========

  The following summarizes pricing and term information for options outstanding as of June 30, 1998:

                                 OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                           -------------------------------- --------------------
                                        WEIGHTED
                             NUMBER      AVERAGE   WEIGHTED             WEIGHTED
                           OUTSTANDING  REMAINING  AVERAGE  EXERCISABLE AVERAGE
                           AT JUNE 30, CONTRACTUAL EXERCISE AT JUNE 30, EXERCISE
 RANGE OF EXERCISE PRICES     1998        LIFE      PRICE      1998      PRICE
 ------------------------  ----------- ----------- -------- ----------- --------
  $ 2.00..................    45,000    1.6 years   $2.00      45,000    $2.00
    2.33 to  3.33.........   173,175    3.2          2.70     160,988     2.75
   10.00 to 11.01.........   168,000    5           10.10
   11.50 to 13.50.........   426,737    4           12.09     106,684    11.50
                             -------                          -------
  $ 2.00 to 13.50.........   812,912    3.9         $9.12     312,672    $5.63
                             =======                          =======

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   YEARS ENDED JUNE 30, 1996, 1997 AND 1998

  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The estimated fair value of options granted during 1997 and 1998 pursuant to SFAS No. 123 was approximately $1,054,000 and $768,000, respectively. Had the Company adopted SFAS No. 123, pro forma net income would have been $4,058,000 and $7,787,000, and pro forma net income per share would have been $0.64 and $0.87 for 1997 and 1998, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of zero and volatility of 44% (1997 0%), a risk free interest rate of 5.47% (1997 6.33%) and expected option lives of five years.

9. STOCKHOLDERS' EQUITY

  In May 1997, the Company's Board of Directors authorized a 1.5-for-1 stock split of the outstanding common stock. All share and per share numbers have been adjusted to retroactively reflect the common stock split.

  The preferred stock had a liquidation preference of $1.00 per share and was otherwise entitled to the same voting, dividend and all other rights as the common stock.

  In June 1997, in order to simplify the capital structure of the Company, holders of the preferred stock converted each preferred share into 1.5 shares (post-split) of common stock.

  In June 1997, the Company amended its articles of incorporation, which articles authorize 10,000,000 shares of new preferred stock. Such preferred stock has no par value, and no preferred shares are issued and outstanding at June 30, 1997 and June 30, 1998, respectively.

  In connection with the acquisition of the minority interest of a subsidiary in November 1996 (see Note 1), the Company granted the selling shareholders/employees options to purchase 45,486 shares of the Company's common stock at $11.50 per share. The options vest over four years from the date of grant.

  The Company's Registration Statement for its initial public offering of securities (File No. 333-29179) became effective on October 1, 1997, when the Company issued 3,330,000 shares of its common stock for net proceeds of $41,000,000.

10. RELATED-PARTY TRANSACTIONS

  The Company contracts with entities affiliated by common ownership to provide messenger service and auto rental and printing services. The Company also contracts for professional services from a firm that has a partner serving as a member of the Company's Board of Directors. Included in cost of sales, selling, general and administrative expenses for the years ended June 30, 1996, 1997 and 1998 are approximately $83,000, $111,000 and $99,000 for messenger service and auto rental; $63,000, $82,000 and $186,000 for printing services; and $7,000, $11,000 and $13,000 for professional services, respectively. For the year ended June 30, 1997, the Company paid an one time consulting fee amounting to $100,000 to an entity that is a shareholder of the Company.

  Shareholders and other parties related to the Company have made loans to the Company under agreements subordinating such loans to the Company's bank borrowings (see Notes 4 and 5). Interest expense related to such borrowings was approximately $263,000 and $146,000 for the years ended June 30, 1996 and 1997, respectively.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   YEARS ENDED JUNE 30, 1996, 1997 AND 1998

11. GOVERNMENT SETTLEMENT

  During 1994, a subsidiary of the Company was notified that the U.S. Department of Justice was conducting an investigation regarding the testing of certain products that were sold by a subsidiary under government contracts. A settlement of $1,500,000 was agreed to, and was accrued and charged to operations in the year ended June 30, 1994. The settlement is being paid in five increasing installments, with the unpaid principal balance bearing interest at the 52-week Treasury bill rate. At June 30, 1998, the unpaid balance of this settlement was $400,000 (see Note 5).

12. EMPLOYEE BENEFIT PLANS

  OSI Systems, Inc. has a qualified employee retirement savings plan. The plan provides for a contribution by the Company, which is determined annually by the Board of Directors. In addition, the plan permits voluntary salary reduction contributions by employees. The Company made no contributions to the plan for the years ended June 30, 1998, 1997 and 1996. During 1995, a subsidiary in the U.K. ("Rapiscan U.K.") transferred its existing employees from their former owner's plan to a new plan, the Rapiscan U.K. Defined Benefit Plan, which covers certain Rapiscan U.K. employees. The benefits under this plan are based on years of service and the employees' highest 12 months' compensation during the last five years of employment. Rapiscan U.K.'s funding policy is to make the minimum annual contributions required by applicable regulations based on an independent actuarial valuation sufficient to provide for benefits accruing after that date. Pension expense for the years ended June 30, 1996, 1997 and 1998 was approximately $91,000, $89,000 and $138,000, respectively.

13. SUBSEQUENT EVENTS

  On September 2, 1998, the Company acquired all the shares of Osteometer MediTech A/S, a Danish manufacturer of diagnostic scanners to detect osteoporosis, for $7,750,000 cash. The Company also made investments in the aggregate amount of $800,000 in two other companies.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   YEARS ENDED JUNE 30, 1996, 1997 AND 1998

14. UNAUDITED QUARTERLY RESULTS

  The following table presents unaudited quarterly financial information for the four quarters ended June 30, 1998:

                                            QUARTER ENDED IN THOUSANDS
                                   --------------------------------------------
                                                                         JUNE
                                   SEPTEMBER 30, DECEMBER 31, MARCH 31,   30,
                                       1997          1997       1998     1998
                                   ------------- ------------ --------- -------
                                                   (UNAUDITED)
Revenues.........................     $22,961      $24,285     $21,893  $24,779
Costs of goods sold..............      16,649       17,183      15,366   17,754
                                      -------      -------     -------  -------
Gross profit.....................       6,312        7,102       6,527    7,025
Operating expenses:
  Selling, general and
   administrative................       3,099        3,293       3,106    3,278
  Research and development.......         827          973         995      995
                                      -------      -------     -------  -------
Total operating expenses.........       3,926        4,266       4,101    4,273
                                      -------      -------     -------  -------
Income from operations...........       2,386        2,836       2,426    2,752
Interest expense (income), net...         411         (369)       (303)    (339)
                                      -------      -------     -------  -------
Income before provision for in-
 come taxes......................       1,975        3,205       2,729    3,091
Provision for income taxes.......         534          835         667      716
                                      -------      -------     -------  -------
Net income.......................     $ 1,441      $ 2,370     $ 2,062  $ 2,375
                                      =======      =======     =======  =======
Earnings per common share........     $  0.23      $  0.25     $  0.21  $  0.25
                                      =======      =======     =======  =======
Earnings per common share--Assum-
 ing dilution....................     $  0.22      $  0.24     $  0.21  $  0.24
                                      =======      =======     =======  =======

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   YEARS ENDED JUNE 30, 1996, 1997 AND 1998

15. SEGMENT INFORMATION

  The Company's operating locations include the United States, Europe (United Kingdom and Norway) and Asia (Singapore and Malaysia). The Company's operations and identifiable assets by geographical area are as follows (in thousands):

                                          YEAR ENDED JUNE 30, 1996
                             --------------------------------------------------
                              UNITED
                              STATES  EUROPE   ASIA   ELIMINATIONS CONSOLIDATED
                             -------- ------- ------- ------------ ------------
Revenues.................... $ 42,403 $15,346 $ 3,769                $61,518
Transfer between geographi-
 cal areas..................    6,304   3,092  10,974   $(20,370)
                             -------- ------- -------   --------     -------
Net revenues................ $ 48,707 $18,438 $14,743   $(20,370)    $61,518
                             ======== ======= =======   ========     =======
Operating income............ $  2,641 $ 1,278 $   890   $   (197)    $ 4,612
                             ======== ======= =======   ========     =======
Identifiable assets......... $ 42,932 $10,179 $ 5,986   $(23,788)    $35,309
                             ======== ======= =======   ========     =======
                                          YEAR ENDED JUNE 30, 1997
                             --------------------------------------------------
                              UNITED
                              STATES  EUROPE   ASIA   ELIMINATIONS CONSOLIDATED
                             -------- ------- ------- ------------ ------------
Revenues.................... $ 54,310 $18,915 $ 4,403                $77,628
Transfer between geographi-
 cal areas..................    8,655   5,156  12,191   $(26,002)
                             -------- ------- -------   --------     -------
Net revenues................ $ 62,965 $24,071 $16,594   $(26,002)    $77,628
                             ======== ======= =======   ========     =======
Operating income............ $  3,814 $ 1,849 $ 1,390   $   (263)    $ 6,790
                             ======== ======= =======   ========     =======
Identifiable assets......... $ 52,367 $15,066 $ 8,395   $(28,495)    $47,333
                             ======== ======= =======   ========     =======
                                          YEAR ENDED JUNE 30, 1998
                             --------------------------------------------------
                              UNITED
                              STATES  EUROPE   ASIA   ELIMINATIONS CONSOLIDATED
                             -------- ------- ------- ------------ ------------
Revenues.................... $ 56,710 $27,537 $ 9,671                $93,918
Transfer between
 geographical areas.........    6,786   3,329  12,672   $(22,787)
                             -------- ------- -------   --------     -------
Net revenues................ $ 63,496 $30,866 $22,343   $(22,787)    $93,918
                             ======== ======= =======   ========     =======
Operating income............ $  4,151 $ 2,686 $ 4,329   $   (766)    $10,400
                             ======== ======= =======   ========     =======
Identifiable assets......... $143,080 $16,254 $ 9,591   $(82,103)    $86,822
                             ======== ======= =======   ========     =======


                                    ******

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           ADDITIONS
                                     ---------------------
                            BALANCE      (1)        (2)                 BALANCE
                              AT       CHARGED    CHARGED  DEDUCTIONS-- AT END
                           BEGINNING TO COSTS AND TO OTHER  WRITE-OFFS    OF
DESCRIPTION                OF PERIOD   EXPENSES   ACCOUNTS (RECOVERIES) PERIOD
-----------                --------- ------------ -------- ------------ -------
Balance for doubtful
 accounts:
Year Ended June 30, 1996.    $ 53        $404       --         $181      $276
                             ====        ====       ===        ====      ====
Year Ended June 30, 1997.    $276        $389       --         $ 79      $586
                             ====        ====       ===        ====      ====
Year Ended June 30, 1998.    $586        $122       --         $157      $551
                             ====        ====       ===        ====      ====