Form 10-K/A
period 1998-06-30
OSI SYSTEMS INC
filed 1998-11-13
CIK 1039065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-K/A
                               (AMENDMENT NO.1)


(Mark One)

 [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998; OR


 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.



     For the transition period from __________________ to ___________________ .


                        Commission File Number 0-23125

                               OSI SYSTEMS, INC.
            (Exact Name of Registrant as Specified in its Charter)

        California                                     33-0238801
 (State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)


     12525 Chadron Avenue
     Hawthorne, California                               90250
 (Address of Principal Executive Offices)             (Zip Code)


      Registrant's Telephone Number, Including Area Code:  (310) 978-0516

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

            Title of                         Name of Each Exchange on
           Each Class                            Which Registered
       -----------------                     ------------------------

  Common Stock, No Par Value                           Nasdaq

  Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                        YES   [X]      NO  [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

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

                                 GENERAL NOTE

  This Annual Report on Form 10-K is being amended only with respect to certain exhibits filed in response to Item 14.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of Report

     a)  FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

         Report of Independent Accountants                               F-1
         Consolidated Balance Sheets at June 30, 1997 and 1998           F-2
         Consolidated Statements of Operations for the years ended       F-3
              June 30, 1996, 1997 and 1998
         Consolidated Statements of Shareholders' Equity                 F-4
              for the years ended June 30, 1996, 1997 and 1998
         Consolidated Statements of Cash Flows for the years ended       F-5
              June 30, 1996, 1997 and 1998
         Notes to Consolidated Financial Statements                      F-7

     b)  FINANCIAL STATEMENT SCHEDULES INCLUDED IN ITEM 8:

         Schedule II - Valuation and Qualifying Accounts

         No other financial statement schedules are presented as the required information is either not applicable or included in the Consolidated Financial Statements or notes thereto.

     c)  EXHIBITS

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

                                    OSI SYSTEMS, INC.
                                    (Registrant)



Date:  November 13, 1998            By: /s/ Ajay Mehra
                                       ---------------
                                       Ajay Mehra
                                       Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                    Title                       Date

/s/ Deepak Chopra               Chairman of the Board,       November 13, 1998
-----------------------         President and Chief
Deepak Chopra                   Executive Officer
                                (Principal Executive
                                Officer)

/s/ Ajay Mehra                  Vice President, Chief        November 13, 1998
-----------------------         Financial Officer
Ajay Mehra                      (Principal Financial and
                                Accounting Officer),
                                Secretary and Director

/s/ Steven C. Good              Director                     November 13, 1998
-----------------------
Steven C. Good

/s/ Meyer Luskin                Director                     November 13, 1998
-----------------------
Meyer Luskin

/s/ Madan G. Syal               Director                     November 13, 1998
-----------------------
Madan G. Syal

                                 INDEX TO EXHIBITS

    NUMBER                           EXHIBIT DESCRIPTION
    ------                           -------------------

      3.1         Articles of Incorporation of the Company (1)
      3.2         Amended and Restated Bylaws of the Company (1)
      4.1         Specimen Common Stock Certificate (3)
     10.1 1987 Incentive Stock Option Plan, as amended, and form of Stock Option Agreement (1)
     10.2         1997 Stock Option Plan and forms of Stock Option Agreements
                  (2)
     10.3 Employment Agreement dated April 1, 1997 between the Company and Deepak Chopra (1)
     10.4 Employment Agreement dated April 1, 1997 between the Company and Ajay Mehra (1)
     10.5 Employment Agreement dated March 1, 1993 between the Company and Andreas F. Kotowski (3)
     10.6 Employment Agreement dated April 1, 1997 between the Company and Manoocher Mansouri Aliabadi (1)
     10.7 Employment Agreement dated October 5, 1994 between the Company and Anthony S. Crane (3)
     10.8 Expatriate Employment Agreement dated July 11, 1995 between the Company and Thomas K. Hickman (2)
     10.9 Incentive Compensation Agreement dated December 18, 1996 between the Company and Andreas F. Kotowski (1)
     10.10 Form of Indemnity Agreement for directors and executive officers of the Company (3)
     10.11 Joint Venture Agreement dated January 4, 1994 among the Company, Electronics Corporation of India, Limited and ECIL-Rapiscan Security Products Limited, as amended (2)
     10.12 Amendment Number Two to Lease, dated October 24, 1995 to lease dated January 1, 1989 by and between KB Management Company, and UDT Sensors, Inc.(1)
     10.13 Lease Agreement dated July 4, 1986 by and between Electricity Supply Nominees Limited and Rapiscan Security Products Limited (as assignee of International Aeradio Limited) (3)
     10.14 Lease Agreement dated January 17, 1997 by and between Artloon Supplies Sdn. Bhd. and Opto Sensors (M) Sdn. Bhd.(1)
     10.15 Credit Agreement entered into on January 24, 1997, by and between Sanwa Bank California and Opto Sensors, Inc., UDT Sensors, Inc., Rapiscan Security Products (U.S.A.), Inc. and Ferson Optics, Inc.(1)
     10.16 Credit Agreement entered into on November 1, 1996 by and between Opto Sensors, Inc., UDT Sensors, Inc., Rapiscan Security Products (U.S.A.), Inc. and Ferson Optics, Inc., and Wells Fargo HSBC Trade Bank (1)
     10.17 License Agreement made and entered into as of December 19, 1994, by and between EG&G, Inc. and Rapiscan Security Products, Inc.(1)

     10.18 Stock Purchase Agreement dated March 5, 1997 between Industriinvestor ASA and Opto Sensors, Inc.(1)
     10.19        Lease dated September 24, 1997 between the Company and D.S.A.
                  Properties (4)
     10.20 Agreement of Purchase and Sale and Joint Escrow Instructions dated as of June 23, 1998 by and between KB Chadron Building, LLC and UDT Sensors, Inc. (6)
     10.21 Agreement of Purchase and Sale and Joint Escrow Instructions dated as of June 23, 1998 by and between Chadron II, LLC and UDT Sensors, Inc. (6)
     21.1         Subsidiaries of the Company (5)
     23.1         Consent of Deloitte & Touche LLP (5)
     27.1         Financial Data Schedule (5)
     99.1 Criminal Plea and Sentencing Agreement between UDT Sensors, Inc. and U.S. Attorney's Office (2)
     99.2         Agreement between UDT Sensors, Inc. and Department of Navy (2)

------------------------

(1) Previously filed with the Company's Registration Statement filed June 13, 1997.

(2) Previously filed with the Company's Amendment No. 1 to the Registration Statement filed August 1, 1997.

(3) Previously filed with the Company's Amendment No. 2 to the Registration Statement filed August 15, 1997.

(4) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997.

(5) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1998, which was filed with the Securities and Exchange Commission on September 28, 1998.

(6)  Filed herewith.