Form 10-Q
period 1998-09-30
OSI SYSTEMS INC
filed 1998-11-16
CIK 1039065

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549
                               __________________

                                   FORM 10-Q
(MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

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

                                YES  X       NO
                                    ---         ---

As of November 10, 1998 there were 9,711,040 shares of common stock outstanding.

                               OSI SYSTEMS, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NUMBER
     Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheets at September 30, 1998                3
              and June 30, 1998 (Unaudited)

              Consolidated Statements of Operations for the three months       4
              ended September 30, 1998 and September 30, 1997
              (Unaudited)

              Consolidated Statements of Cash Flows for the three months       5
              ended September 30, 1998 and September 30, 1997
              (Unaudited)

              Notes to Consolidated Financial Statements (Unaudited)           6

     Item 2 - Management's Discussion and Analysis of                          9
              Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                14

     Signatures                                                               14

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)
                                  (Unaudited)

                                                     September 30,      June 30,
                                                         1998             1998
                                                         ----             ----
                    ASSETS

Current Assets:
  Cash and cash equivalents                            $17,498          $22,447
  Marketable securities available for sale               1,598
  Accounts receivable, net of allowance for
    doubtful accounts of $1,072 and $551
    at September 30, 1998 and June 30, 1998,
    respectively                                        23,736           24,254
  Other receivables                                      2,592            1,990
  Inventory                                             25,888           21,705
  Prepaid expenses                                       1,191              841
  Deferred income taxes                                  1,381            1,381
                                                       -------          -------
        Total current assets                            73,884           72,618

Property and Equipment, Net                             12,983           11,466
Intangible and Other Assets, Net                         9,625            2,738
                                                       -------          -------
        Total                                          $96,492          $86,822
                                                       =======          =======

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Bank lines of credit                                 $ 6,600          $   198
  Current portion of long-term debt                        571              633
  Accounts payable                                       8,802            8,560
  Accrued payroll and related expenses                   2,058            2,400
  Income taxes payable                                   2,681            2,517
  Advances from customers                                1,558            1,808
  Accrued warranties                                     1,925            1,948
  Other accrued expenses and current liabilities         3,552            2,137
                                                       -------          -------
        Total current liabilities                       27,747           20,201

Long-Term Debt                                             166              412
Deferred Income Taxes                                      296              294
                                                       -------          -------
        Total liabilities                               28,209           20,907

Shareholders' Equity
  Preferred stock, no par value; authorized,
    10,000,000 shares; none issued and outstanding
    at September 30, 1998 and June 30, 1998,
    respectively
  Common stock, no par value; authorized,
    40,000,000 shares; issued and outstanding
    9,694,915 and 9,691,915 shares at September 30,
    1998 and June 30, 1998, respectively                49,140           49,131
  Retained earnings                                     19,079           17,419
  Unrealized gain on marketable securities available
    for sale                                               167
  Cummulative foreign currency translation adjustment     (103)            (635)
                                                       -------          -------
        Total shareholders' equity                      68,283           65,915
                                                       -------          -------
        Total                                          $96,492          $86,822
                                                       =======          =======

          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------

                                                           1998             1997
                                                      -------------    ---------------
Revenues                                                 $21,404          $22,961
Cost of goods sold                                        14,988           16,649
                                                      -------------    ---------------

Gross profit                                               6,416            6,312
Operating expenses:
  Selling, general and administrative                      3,389            3,099
  Research and development                                 1,024              827
                                                      -------------    ---------------
       Total operating expenses                            4,413            3,926
                                                      -------------    ---------------
Income from operations                                     2,003            2,386
Interest (income)/expense, net                              (167)             411

                                                      -------------    ---------------
Income before provision for income taxes                   2,170            1,975
Provision for income taxes                                   510              534

                                                      -------------    ---------------
Net income                                               $ 1,660         $ 1,441
                                                      =============    ===============

Earnings per common share                                $  0.17         $  0.23
                                                      =============    ===============

Earnings per common share, assuming dilution             $  0.17         $  0.22
                                                      =============    ===============


          See accompanying notes to consolidated financial statements

               OSI SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
               (In thousands)

                                                                                       Three months ended September 30,
                                                                                       --------------------------------
                                                                                            1998             1997
                                                                                            ----             ----
Cash flows from operating activities:
     Net income                                                                          $  1,660          $ 1,441
     Adjustments to reconcile net income to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                       645              597
          Changes in operating assets and liabilities:
            Accounts receivable                                                             2,384           (2,780)
            Other receivables                                                                (487)            (191)
            Inventory                                                                      (1,837)          (1,006)
            Prepaid expenses                                                                 (335)            (409)
            Accounts payable                                                                  (54)             772
            Accrued payroll and related expenses                                             (912)            (377)
            Income taxes payable                                                              112              312
            Advances from customers                                                          (280)            (128)
            Accrued warranty                                                                 (115)
            Other accrued expenses and current liabilities                                    340              509
                                                                                         --------          -------
               Net cash provided by (used in) operating activities                          1,141           (1,260)
                                                                                         --------          -------

Cash flows from investing activities:
     Additions to property and equipment                                                   (1,584)            (620)
     Addition to marketable securities available for sale                                  (1,431)
     Cash paid for business acquisitions, net of cash acquired                             (8,663)
     Other assets                                                                            (487)              71
                                                                                         --------          -------
               Net cash used in investing activities                                      (12,175)            (549)
                                                                                         --------          -------
Cash flows from financing activities:
     Net proceeds from bank lines of credits                                                6,400            3,551
     Payments on long-term debt                                                              (356)            (275)
     Proceeds from exercise of stock options and warrants                                       9              245
                                                                                         --------          -------
               Net cash provided by financing activities                                    6,053            3,521
                                                                                         --------          -------
Effect of exchange rate changes on cash                                                        24              (80)
                                                                                         --------          -------
Net (decrease) increase in cash                                                            (4,957)           1,632
Cash or cash equivalents, beginning of period                                              22,455              553
                                                                                         --------          -------
Cash or cash equivalents, end of period                                                  $ 17,498          $ 2,185
                                                                                         ========          =======
Supplemental disclosures of cash flow information - Cash (received)/paid during the period for:
     Interest                                                                            $   (239)         $   372
     Income taxes                                                                        $    394          $   344

During the period ended September 30, 1997 the company acquired property and equipment under extended financing terms in the amount of $708,000.

In September 1998, the Company acquired all of the capital stock of Osteometer
  MediTech A/S. In conjunction with the acquisition, liabilities were assumed as follows:

          Fair value of assets acquired                                                  $  4,087
          Goodwill and intangible assets                                                    5,387
          Cash paid for the capital stock                                                  (7,750)
                                                                                         --------
          Liabilities assumed                                                            $  1,724
                                                                                         ========

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

Consolidation - The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of September 30, 1998, the consolidated statements of operations and the consolidated statements of cash flows for the three-month periods ended September 30, 1998 and 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 1998 included in the Company's Annual Report on Form 10K as filed with the Commission on September 28, 1998. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1999.

Recent Developments - On September 2, 1998, the Company acquired all the outstanding capital stock of Osteometer MediTech A/S ("Osteometer"), a Danish manufacturer of densitometers used for scanning osteoporosis, for $7.75 million in cash. During the quarter ended September 30, 1998, the Company also made investments in the aggregate amount of approximately $800,000 in two other businesses.

Subsequent to the quarter ended September 30, 1998, the Company purchased a security products business unit from Metorex International Oy of Espoo, Finland for approximately $6.0 million, $4.5 million of which was paid at the closing and up to $1.5 million of which may be paid at a later date, based on future sales.

Intangible And Other Assets, Net - The Company paid $7.75 million for the acquisition of Osteometer, a Danish company, in September 1998. Costs in excess of net tangible assets acquired of $5.4 million have been included in Intangible and Other Assets on the accompanying balance sheet pending completion of a valuation study. The Company believes that a significant portion of this amount relates to in-process research and development, which will be charged to expense after the valuation has been completed, currently expected to be in the second quarter.

Foreign Exchange Instruments - The Company's use of derivatives is limited to the purchase of foreign exchange contracts in order to minimize foreign exchange transaction gains and losses. The Company purchases forward contracts to hedge commitments to acquire inventory for sale and does not use the contracts for trading purposes. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. The forward exchange contracts related to inventory purchases are recognized as adjustments to the bases of the underlying assets. As of September 30, 1998 and June 30, 1998 there was approximately $988,000 and $973,000, respectively, in outstanding foreign exchange contracts. At September 30, 1998 and June 30, 1998, there were no carrying amounts related to foreign currency contracts on the consolidated balance sheets. The fair values of foreign exchange contracts are estimated by obtaining quotes from brokers. At September 30, 1998 and June 30, 1998, the carrying amount and fair value of these contracts were not material to the consolidated financial statements.

Inventory - Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method.

Inventory at September 30, 1998 and June 30, 1998 consisted of the following (in thousands):

                                             SEPTEMBER 30,      JUNE 30,
                                                 1998             1998

Raw Materials..........................         $15,273          $12,200
Work-in-process........................           7,024            6,030
Finished goods.........................           3,591            3,475
                                                -------          -------
   Total...............................         $25,888          $21,705
                                                =======          =======

Earnings Per Share - Earnings per common share is computed using the weighted average number of shares outstanding during the period. Earnings per common share, assuming dilution, is computed using the weighted average number of shares outstanding during the period and dilutive common stock equivalents from the Company's stock option plans.

The following table reconciles the numerator and denominator used in calculating earnings per common share and earnings per common share, assuming dilution.

                                                                  For the Quarter ended September 30, 1998
                                                           -------------------------------------------------------
                                                                 1998                                    1997
                                                           -------------------                   ------------------
                                              Income          Shares       Per-Share    Income          Shares       Per-Share
                                            (Numerator)    (Denominator)    Amount    (Numerator)    (Denominator)    Amount
Earnings per common share
Income available to common stockholders     $1,660,000       9,693,165       $0.17    $1,441,000       6,181,028       $0.23
                                                                           =========                                 =========
Effect of Dilutive Securities
Options, treasury stock method                                 153,506                                   291,011
                                            --------------------------                --------------------------
Earnings per common share assuming dilution
Income available to common
 stockholder, assuming dilution             $1,660,000       9,846,671       $0.17    $1,441,000       6,472,039       $0.22
                                            ==================================================================================

Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 "Reporting for Comprehensive Income" (SFAS No. 130), which the Company adopted in the first quarter of fiscal 1999. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows (in thousands):


                                               For the Quarter ended September 30, 1998
                                               ----------------------------------------
                                                 1998                            1997
                                               -------                          -------
Net income                                      $1,660                           $1,441
                                               -------                          -------

Other comprehensive income, net of taxes:
 Foreign currency translation adjustments         (103)                            (193)
 Unrealized gains on marketable securities
  available for sale                               167
                                               -------                          -------
Other comprehensive income                          64                             (193)
                                               -------                          -------

Comprehensive income                            $1,724                           $1,248
                                               =======                          =======

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

RESULTS OF OPERATIONS

Revenues. Revenues consist of sales of optoelectronic devices and subsystems and security and inspection products. Revenues are recorded net of all inter-company eliminations. Revenues for the three months ended September 30, 1998 decreased by $1.6 million, or 6.8%, to $21.4 million from $23.0 million for the three months ended September 30, 1997. Revenues for the three months ended September 30, 1998 from security and inspection products were $7.8 million or approximately 36.4% of the Company revenues, and revenues from sales of optoelectronic devices and subsystems were $13.6 million or approximately 63.6% of the Company's revenues. Revenues from sales of optoelectronic devices and subsystems increased, both in absolute dollars and as a percentage of total company revenues, as a result of an increase in sales to the medical diagnostic industry. Revenues from sales of security and inspection products decreased largely because of delayed shipments of certain large cargo scanning machines under one contract.

Gross Profit. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $104,000, or 1.6%, to $6.4 million for the three months ended September 30, 1998 from $6.3 million for the three months ended September 30, 1997. As a percentage of revenues, gross profit increased to 30.0% for three months ended September 30, 1998 from 27.5% for the three months ended September 30, 1997. The increase in gross margin was mainly due to increased manufacturing efficiencies and product mix.

Selling, General and Administrative. Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the three months ended September 30, 1998, such expenses increased by $290,000 or 9.4%, to $3.4 million from $3.1 million for the three months ended September 30, 1997. As a percentage of revenues, selling, general and administrative expenses increased to 15.8% for the three months ended September 30, 1998 from 13.5% for the three months ended September 30, 1997. The increase in expenses was due primarily to the inclusion of Osteometer's selling, general and administrative expenses in the Company's consolidated financial statements commencing September 1998, and an increase in marketing expenses to penetrate new markets.

Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended September 30, 1998, such expenses increased by $197,000 or 23.8% compared to $1.0 million from $827,000 for the three months ended September 30, 1997. As a percentage of revenues, research and development expenses increased to 4.8% from 3.6%. The increase was due primarily to acceleration of certain research and development projects and increased efforts to develop products for cargo scanning and an operator training system known as Screener Proficiency Evaluation And Reporting System.

Income from Operations. Income from operations for the three months ended September 30, 1998, decreased by $383,000 or 16.1% to $2.0 million from $2.4 million for the three months ended September 30, 1997. As a percentage of revenues, income from operations decreased to 9.4% from 10.4% for the reasons discussed under Selling, General and Administrative Expenses and Research and Development.

Interest Expense. For the three months ended September 30, 1998, the Company earned net interest income of $167,000 compared to net interest expense of $411,000 for the three months ended September 30, 1997. The net interest income was due to short term investments of the remaining proceeds from the initial public offering of the Company's common stock in October 1997.

Provision for Income Taxes. Provision for income taxes decreased to $510,000 for the three months ended September 30, 1998 from $534,000 for the comparable prior year quarter. As a percentage of income before provision for income taxes, provision for income taxes decreased in the quarter to 23.5% this year from 27.0% last year. The decrease was a result of increased utilization of research and development credits and a lower tax rate on certain products shipped by the Company's wholly owned subsidiary Opto Sensors (Malaysia) Sdn. Bhd.

Net Income. For the reasons outlined above, net income for the three months ended September 30, 1998 increased by 15.2% to $1.7 million compared to $1.4 million for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations provided net cash of $1.1 million during the three months ended September 30, 1998. The amount of net cash provided by operations reflects reductions in accounts receivable and increases in income taxes payable and other accrued expenses and current liabilities. Net cash provided by operations was offset in part by increases in inventory, other receivables, prepaid expenses and reduction in accrued payroll and related expenses, advances from customers and accrued warranty.

The reduction in accounts receivable is mainly due to the collection of amounts due under certain large contracts. Net cash used in investing activities was $12.2 million and $549,000 for the three months ended September 30, 1998 and 1997, respectively. In the period ended September 30, 1998, the net cash used in investing activities reflects primarily cash used in business acquisitions, purchases of property and equipment, and purchase of marketable securities available for sale. In the period ended September 30, 1997, the net cash used in investing activities reflects primarily the purchase of property and equipment. In the period ended September 30, 1998, $8.7 million was used for the acquisition of Osteometer and an investment in two businesses as well as professional fees associated with the acquisition and investments. Of the total property and equipment purchases, approximately $700,000 was for the purchase of equipment to manufacture products used in the oil exploration field.

Net cash provided by financing activities was $6.1 million and $3.5 million for the three months ended September 30, 1998 and 1997, respectively, in each case primarily in the form of net borrowing from bank lines of credit.

The Company anticipates that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future.

Foreign Currency Translation. The accounts of the Company's operations in Singapore, Malaysia, England, Denmark and Norway are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling, Danish kroner and Norwegian kroner, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder's equity. Net transaction gains of approximately $47,000 and $74,000 were included in income for the three months ended September 30, 1998 and 1997, respectively.

Inflation. The Company does not believe that inflation has had a material impact on its September 30, 1998 results of operations.

Year 2000 Compliance. The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project, comprises four phases:
(1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and (4) implementation and testing.

The Company's Year 2000 project is currently in the assessment phase and, with respect to certain information systems and products, is in the remediation phase. The Company's Year 2000 project is being spearheaded by a special task force comprised of a senior management team as well as other key personnel. The task force meets on a regular basis to determine and implement the steps necessary to insure that the Company becomes fully Year 2000 compliant.

The Company has upgraded its critical database and believes that it is Year 2000 compliant. The financial records of the Company's principal U.S. subsidiaries, Rapiscan Security Products, (U.S.A.) Inc. and UDT Sensors, Inc. have also been upgraded and are Year 2000 compliant. The financial records model will be made uniform throughout the Company on a worldwide basis; the estimated completion date for this upgrade is on or before June 30, 1999. The Company has completed an upgrade of the telephone systems, including voice-mail software, for Rapiscan U.S.A. and UDT Sensors. The cost of these upgrades to date has not been material. The Enterprise Resource Planning software used by several of the Company's operating subsidiaries has been certified as Year 2000 compliant.

The Company is in the assessment and remediation phase of determining Year 2000 compliance of its own products, which are dependent on third party suppliers and vendors for critical parts. The Company expects to complete this assessment by March 31, 1999 and expects to be able to complete remediation as required by June 30, 1999. Based on what the Company knows at this time, DOS and Windows 95 are not Year 2000 compliant; therefore, the Company's products which rely on these products are themselves not Year 2000 compliant. The Company intends to upgrade this software to Year 2000 compliant versions. The Company's products which are not presently Year 2000 compliant are not affected in terms of performance in any material respect; however, archiving of information may be affected by Year 2000 noncompliance. The Company's exposure is with respect to its products under warranty which were manufactured prior to the software upgrade. In such cases, the Company would offer its customers a software upgrade to a Year 2000 compliant version. Until the assessment phase is completed, the Company is not in a position to know if the costs of upgrading the software used in the manufacture of its products or offering its customers such upgrading will be material.

The Company expects to have completed by March 31, 1999 a full assessment of all hardware, operating systems and software applications in use on a worldwide basis. Some upgrading is expected to be required, including upgrading to a uniform operating system on a Company-wide basis. The costs of such assessment and upgrading are not expected to be material. Required upgrading is expected to be completed on or before June 30, 1999. In addition, the Company is in the process of obtaining Year 2000 compliance statements from the manufacturers of the Company's hardware and software products.

The Company believes that its greatest potential risks are associated with (i) its information systems and systems embedded in its operations and infrastructure; and (ii) its reliance on Year 2000 compliance by the Company's vendors and suppliers. The Company is at the beginning stage of assessments for its operations and infrastructure, and cannot predict whether significant problems will be identified. The Company is asking its critical vendors and suppliers to complete a Year 2000 survey to assess the status of their compliance in order to assess the effect it could have on the Company. The Company expects that all such surveys will be distributed to vendors by December 31, 1998. The Company has not yet determined the full extent of contingency planning that may be required. Based on the status of the assessments made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues. Costs identified to date have not been material. The Company does not currently expect the total costs to be material, and it expects to be able to fund the total costs through operating cash flows. However, the Company has not yet completed its assessments, developed remediation for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans.

Based on the Company's current analysis and assessment of the state of its Year 2000 compliance, the Company's most reasonably likely worst case scenario involves delays in shipping of parts, including critical parts, by certain of the Company's vendors and suppliers. Such delays could cause the Company to experience delays in shipping its products. Specific contingency plans will be formulated after the Company has received compliance surveys back from its vendors and suppliers but could include, among other things, increasing inventory of critical parts in late 1999 to insure an adequate supply is on hand to minimize shipping delays by the Company of its products.

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

                           PART II  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     10.22 Cooperative Research and Development Agreement dated May 13, 1998 between Rapiscan Security Products, Inc. and the Federal Aviation Administration (portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Secuities and Exchange Commission).

     27.  Financial Data Schedule

b.   Reports on Form 8-K

     None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 13th day of November 1998.


                                   OSI Systems, Inc.
                                   -----------------

                                   By: /s/ Deepak Chopra
                                      __________________________
                                      Deepak Chopra
                                      President and
                                      Chief Executive Officer


                                   By: /s/ Ajay Mehra
                                      _________________________
                                      Ajay Mehra
                                      Vice President and
                                      Chief Financial Officer