Form 10-Q
period 1998-12-31
OSI SYSTEMS INC
filed 1999-02-16
CIK 1039065

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549
                               __________________

                                   FORM 10-Q
(Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

As of February 10, 1999 there were 9,715,540 shares of common stock outstanding.

                               OSI SYSTEMS, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                     PAGE NUMBER

     Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheets at December 31, 1998                           3
              and June 30, 1998 (Unaudited)

              Consolidated Statements of Operations for the three and six months         4
              ended December 31, 1998 and December 31, 1997
              (Unaudited)

              Consolidated Statements of Cash Flows for the six months                   5
              ended December 31, 1998 and December 31, 1997
              (Unaudited)

              Notes to Consolidated Financial Statements (Unaudited)                     6

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                             10

     Item 3 - Quantitative and Qualitative Disclosures about Market Risks               16

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                         16

     Item 4 - Submission of Matter to a Vote of Security Holders                        17

     Item 6 - Exhibits and Reports on Form 8-K                                          18

     Signatures                                                                         18


                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                  (Unaudited)

                                                   December 31,    June 30,
                                                      1998           1998
                                                   -----------     --------
                                ASSETS
Current Assets:
  Cash and cash equivalents                          $11,902       $22,447
  Accounts receivable, net of allowance for
   doubtful accounts of $906 and $551
   at December, 31, 1998 and June 30, 1998,
   respectively                                       27,857        24,254
  Other receivables                                    3,104         1,990
  Inventory                                           26,381        21,705
  Prepaid expenses                                     1,173           841
  Deferred income taxes                                1,381         1,381
                                                     -------       -------
           Total current assets                       71,798        72,618

Property and Equipment, Net                           14,073        11,466

Other Assets:
  Goodwill and other intangible assets, net           10,884         1,997
  Other Assets                                         2,194           741
                                                     -------       -------
           Total                                     $98,949       $86,822
                                                     =======       =======

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Bank lines of credit                               $11,811       $   198
  Current portion of long-term debt                      739           633
  Accounts payable                                     7,422         8,560
  Accrued payroll and related expenses                 2,377         2,400
  Income taxes payable                                 2,083         2,517
  Advances from customers                              1,422         1,808
  Accrued warranties                                   1,988         1,948
  Other accrued expenses and current liabilities       3,244         2,137
                                                     -------       -------
           Total current liabilities                  31,086        20,201

Long-Term Debt                                           130           412
Deferred Income Taxes                                    297           294
                                                     -------       -------
           Total liabilities                          31,513        20,907

Shareholders' Equity
  Preferred stock, no par value; authorized,
   10,000,000 shares; none issued and
   outstanding at December 31, 1998 and June 30,
   1998, respectively
  Common stock, no par value; authorized,
   40,000,000 shares; issued and outstanding
   9,712,540 and 9,691,915 shares at December 31,
   1998 and June 30, 1998, respectively               49,182        49,131
  Retained earnings                                   18,476        17,419
  Cummulative foreign currency
   translation adjustment                               (222)         (635)
                                                     -------       -------
           Total shareholders' equity                 67,436        65,915
                                                     -------       -------
           Total                                     $98,949       $86,822
                                                     =======       =======

          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                        Three months ended December 31,       Six months ended December 31,
                                                        -------------------------------       -----------------------------
                                                             1998           1997                   1998           1997
                                                        -------------    --------------       ------------    -------------
Revenues                                                    $24,847       $24,285                $46,251       $47,246
Cost of goods sold                                           17,424        17,183                 32,412        33,832
                                                            -------       -------                -------       -------
Gross profit                                                  7,423         7,102                 13,839        13,414
Operating expenses:
 Selling, general and administrative                          3,548         3,293                  6,937         6,392
 Research and development                                     1,559           973                  2,583         1,800
 In-process research and development                          2,579                                2,579
                                                            -------       -------                -------       -------
  Total operating expenses                                    7,686         4,266                 12,099         8,192
                                                            -------       -------                -------       -------

Income / (loss) from operations                                (263)        2,836                  1,740         5,222
Interest (income)/expense                                       (83)         (369)                  (250)           42
                                                            -------       -------                -------       -------
Income / (loss) before provision for income taxes              (180)        3,205                  1,990         5,180
Provision for income taxes                                      423           835                    933         1,369
                                                            -------       -------                -------       -------
Net income / (loss)                                         $  (603)      $ 2,370                $ 1,057       $ 3,811
                                                            =======       =======                =======       =======

Earnings per common share                                   ($0.06)         $0.25                  $0.11         $0.48
                                                            =======       =======                =======       =======
Earnings per common share -assuming dilution                ($0.06)         $0.24                  $0.11         $0.46
                                                            =======       =======                =======       =======

          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands, except share amounts)
                                  (unaudited)

                                                                               Six months ended December 31,
                                                                        ------------------------------------------
                                                                          1998                              1997
                                                                        --------                           -------
Cash flows from operating activities:
  Net income                                                            $  1,057                           $ 3,811
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Provision for losses on accounts receivable                             13                                53
      Deferred income taxes                                                                                    100
      Depreciation and amortization                                        1,568                             1,295
      Charge for in-process research and development                       2,579
      Changes in operating assets and liabilities:
        Accounts receivable                                               (2,511)                           (6,379)
        Other receivables                                                   (993)                              241
        Inventory                                                           (740)                           (2,667)
        Prepaid expenses                                                    (323)                             (314)
        Accounts payable                                                  (1,604)                              940
        Accrued payroll and related expenses                                (761)                              210
        Income taxes payable                                                (461)                              620
        Advances from customers                                             (386)                             (298)
        Accrued warranties                                                   (46)                              171
        Other accrued expenses and current liabilities                       111                               521
                                                                        --------                           -------
          Net cash used in operating activities                           (2,497)                           (1,696)
                                                                        --------                           -------

Cash flows from investing activities:
  Additions to property and equipment                                     (2,291)                           (1,897)
  Cash paid for business acquisitions, net of cash acquired              (16,619)
  Other assets                                                              (475)                               54
                                                                        --------                           -------
          Net cash used in investing activities                          (19,385)                           (1,843)
                                                                        --------                           -------

Cash flows from financing activities:
  Net proceeds (repayment of) from bank lines of credit                   11,783                            (8,595)
  Payments on long-term debt                                                (399)                           (2,603)
  Proceeds from issuance of stock                                             51                            41,209
                                                                        --------                           -------
          Net cash provided by financing activities                       11,435                            30,011
                                                                        --------                           -------

Effect of exchange rate changes on cash                                      (98)                              193
                                                                        --------                           -------

Net increase (decrease) in cash and cash equivalents                     (10,545)                           26,665
Cash and cash equivalents, beginning of period                            22,447                               553
                                                                        --------                           -------

Cash and cash equivalents, end of period                                $ 11,902                           $27,218
                                                                        ========                           =======

Supplemental disclosures of cash flow information -
Cash paid (received) during the period for:
  Interest                                                              $   (193)                          $   393
  Income taxes                                                          $  1,315                           $   586

          See accompanying notes to consolidated financial statements

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. OSI Systems, Inc. and its subsidiaries (collectively, the "Company") is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic and silicon pressure-sensor micro-structure technology. The Company designs and manufactures optoelectronic and silicon pressure-sensor devices and value-added subsystems for original equipment manufacturers in a broad range of applications, including security, medical diagnostics, telecommunications, gaming, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan", "Secure" and "Metor" brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. The Company has also moved into the field of manufacturing and selling bone densitomers, which are used to provide bone loss measurements in the treatment and diagnosis of osteoporosis.

Consolidation. The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 31, 1998, the consolidated statements of operations for the three-month and six-month periods ended December 31, 1998 and 1997 and the consolidated statements of cash flows for the six month periods ended December 31, 1998 and 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 1998 included in the Company's Annual Report on Form 10K as filed with the Commission on September 28, 1998. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1999.

Acquisitions. On December 11, 1998, the Company acquired most of the assets and assumed certain liabilities of a Canadian security products manufacturer for approximately $476,000 in cash, including professional fees associated with the acquisition.

On November 17, 1998, the Company acquired all the outstanding stock of Silicon Microstructures, Inc. ("SMI"), a silicon pressure sensor manufacturer, from Exar Corporation of Fremont, California. The Company paid $2.7 million in cash, including professional fees associated with the acquisition. The Company may pay up to an additional $3.9 million in cash, at a later date, based on future sales. The acquisition has been accounted for by the purchase method of accounting, and accordingly, based on the preliminary valuation, the purchase price has been allocated to the assets acquired of $806,000, in-process research and development of $418,000 and identified intangible assets of $1.5 million.

On November 4, 1998, the Company purchased the security products business of Metorex International Oy ("Metorex Security") of Espoo, Finland. The Company paid $4.7 million in cash, including professional fees associated with the acquisition. The Company may pay up to an additional $1.5 million in cash, at a later date, based on future sales. The acquisition has been accounted for by the purchase method of accounting, and accordingly, based on the preliminary valuation, the purchase price has been allocated to the assets acquired of $914,000, in-process research and development of $204,000, and goodwill and identified intangible assets of $3.6 million.

On September 2, 1998, the Company acquired all the outstanding capital stock of Osteometer MediTech A/S ("Osteometer") a Danish manufacturer of bone densitometers for diagnosing osteoporosis. The Company paid $7.9 million in cash, including professional fees associated with the acquisition. The acquisition has been accounted for by the purchase method of accounting, and accordingly, based on the preliminary valuation, the purchase price has been allocated to the assets acquired of $3.6 million, and liabilities assumed of $1.7 million, in-process research and development of $2.0 million and identified intangible assets of $4.0 million.

During the period ended September 30, 1998, the Company also made investments in the aggregate amount of approximately $800,000 in cash, in two other businesses.

The results of operations for each of Osteometer, Metorex Security and SMI are included in the Company's consolidated financial statements from their respective dates of acquisition. The results of operations for the Canadian acquisition are not included in the Company's consolidated statement of operations because the acquisition occurred in December 1998, and did not have a material effect on the Company's consolidated statements of operations for the periods presented.

Had the acquisitions occurred as of July 1, 1997, pro forma revenues for the quarter and six months ended December 31, 1998 and 1997 would have been as follows (in thousands):

                Quarter Ended                  Six Months Ended
                 December 31,                     December 31,
              1998         1997                1998         1997
              ----         ----                ----         ----

            $25,837      $28,450             $50,495      $55,901
Revenues    =======      =======             =======      =======

As of December 31, 1998, reliable pro forma net income and earnings per common share information is not available.

Inventory. Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory at December 31, 1998 and June 30, 1998 consisted of the following (in thousands):

                       December 31,  June 30,
                           1998        1998
Raw Materials.....        $12,585    $12,200
Work-in-process...          7,931      6,030
Finished goods....          5,865      3,475
                          -------    -------
   Total..........        $26,381    $21,705
                          =======    =======

Earnings Per Share. Earnings per common share is computed using the weighted average number of shares outstanding during the period. Earnings per common share-assuming dilution, is computed using the weighted average number of shares outstanding during the period and dilutive common stock equivalents from the Company's stock option plans.

The following table reconciles the numerator and denominator used in calculating earnings per common share and earnings per common share-assuming dilution.

                                                           For the Quarter ended December 31, 1998
                                               --------------------------------------------------------------------------
                                                       1998                                                   1997
                                               --------------------                                  --------------------
                                    Income            Shares          Per-Share            Income            Shares       Per-Share
                                 (Numerator)      (Denominator)         Amount          (Numerator)      (Denominator)      Amount
Earnings per common share
Income available to
 common stockholders             ($603,000)         9,712,540          ($0.06)          $2,370,000         9,571,540         $0.25
                                                                       ======                                                =====
Effect of Dilutive Securities
Options, treasury stock method                        137,213                                                333,519
                                                    ---------                                              ---------
Earnings per common share
 assuming dilution
Income available to common
 stockholder, assuming dilution  ($603,000)         9,849,753          ($0.06)          $2,370,000         9,905,059         $0.24
                                 ============================================           ===========================================
                                                           For the Six months ended December 31, 1998
                                               --------------------------------------------------------------------------
                                                       1998                                                   1997
                                               --------------------                                  --------------------
                                    Income            Shares          Per-Share            Income            Shares       Per-Share
                                 (Numerator)      (Denominator)         Amount          (Numerator)      (Denominator)      Amount
Earnings per common share
Income available to
 common stockholders            $1,057,000          9,702,853           $0.11           $3,811,000         7,876,284         $0.48
                                                                       ======                                                =====
Effect of Dilutive Securities
Options, treasury stock method                        150,178                                                330,277
                                                    ---------                                              ---------
Earnings per common share
 assuming dilution
Income available to common
 stockholder, assuming dilution $1,057,000          9,853,031           $0.11           $3,811,000         8,206,561         $0.46
                                 ============================================           ===========================================

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

                                For the Quarter ended  For the Six months ended
                                December 31, 1998      December 31, 1998

                                 1998       1997        1998        1997
                                -----------------      ------------------
Net income                      ($603)     $2,370      $1,057      $3,811
                                -----------------      ------------------
Other comprehensive income,
 net of taxes:
 Foreign currency translation
  adjustments                    (119)       (138)       (222)       (331)
                                -----------------      ------------------
Other comprehensive income       (119)       (138)       (222)       (331)

Comprehensive income            ($722)     $2,232      $  835      $3,480
                                =================      ==================

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

Results of Operations

Revenues. Revenues increased by 2.3% to $24.8 million for the three months ended December 31, 1998, compared to $24.3 million for the comparable prior year period. For the six months ended December 31, 1998, revenues decreased by 2.1% to $46.3 million from $47.2 million in the comparable prior year period. Revenues for the three months ended December 31, 1998 from optoelectronic devices, subsystems and medical imaging systems were $13.6 million or approximately 54.8% of the Company's revenues and revenues from security and inspection products were $11.2 million, or approximately 45.2% of the Company's revenues. Revenues for the six months ended December 31, 1998 from optoelectronic devices, subsystems and medical imaging systems were $27.3 million, or approximately 59.0% of the Company's revenues, and revenues from security and inspection products were $19.0 million, or approximately 41.0% of the Company's revenues. The increase in revenues from sales of optoelectronic devices, subsystems and medical imaging systems for the quarter ended December 31, 1998 was primarily due to sales of medical imaging systems and silicon pressure sensors through the recent acquisitions of Osteometer and SMI, respectively. The increase in revenues from sales of optoelectronic devices, subsystems and medical imaging systems for the six months ended December 31, 1998, was primarily due to an increase in sales to the medical diagnostic and oil exploration industries. The decrease in revenues from the sale of security and inspection products was due to the timing of shipment of certain large orders and was offset in part by an increase in sales of walk-through metal detection systems through the recent acquisition of Metorex Security.

Gross Profit. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by 4.5% to $7.4 million for the three months ended December 31, 1998, compared to $7.1 million for the comparable prior year period. For the six months ended December 31, 1998, gross profit increased by 3.2% to $13.8 million, compared to $13.4 million for the comparable prior year period. As a percentage of revenues, gross profit increased in the quarter and six months to 29.9% and 29.9% this year, from 29.2% and 28.4% last year, respectively. The increase in gross profit was due to product mix and increased efficiencies in manufacturing.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing, and administrative personnel, and professional service fees and marketing expenses. For the three months ended December 31, 1998, such expenses increased 7.7% to $3.5 million, compared to $3.3 million for the comparable prior year period. For the six months ended December 31, 1998, such expenses increased 8.5% to $6.9 million, compared to $6.4 million for the comparable prior year period. The increase in expenses was due primarily to the inclusion of Osteometer, Metorex Security and SMI's selling, general and administrative expenses in the Company's consolidated financial statements, of $839,000, from their respective dates of acquisition, which was offset in part by a reduction in legal expenses due to the settlement of certain material litigation (See Part II, Item I, Legal Proceedings).

Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended December 31, 1998, such expenses increased 60.2% to $1.6 million, compared to $973,000 for the comparable prior year period. For the six months ended December 31, 1998, such expenses increased 43.5% to $2.6 million, compared to $1.8 million for the comparable prior year period. As a percentage of revenues, research and development expenses increased in the three month and six month periods to 6.3% and 5.6% this year, from 4.0% and 3.8% last year, respectively. The increase was primarily due to the increase in personnel cost resulting from the acquisitions of Osteometer, Metorex Security and SMI amounting to $585,000, acceleration of certain research and development projects and increased efforts to develop products for cargo scanning.

In-Process Research and Development. The Company used a total of $15.3 million for the acquisitions of Osteometer, Metorex Security and SMI, including professional fees associated with these acquisitions. Out of the total of $15.3 million, the Company incurred a total $2.6 million in in-process research and development charges in the three months ended December 31, 1998, related to these acquisitions. In September 1998, the Company acquired the assets, including the developmental technology, and assumed liabilities, of Osteometer. The Company paid $7.9 million in cash, including professional fees associated with the acquisition. In November 1998, the Company acquired the assets, including developmental technology, of Metorex Security. The Company paid $4.7 million in cash, including professional fees associated with the acquisition and may pay up to $1.5 million in additional contingent purchase payments based on future sales. Also in November 1998, the Company acquired the assets, including the developmental technology, of SMI. The Company paid $2.7 million in cash, including professional fees associated with the acquisition and may pay up to $3.9 million in additional contingent purchase payments based on future sales.

Based on the preliminary valuation, the Company allocated the excess of the non-contingent purchase price over the fair value of net tangible assets acquired to goodwill and identified intangible assets. In performing this allocation, the Company considered, among other factors, the attrition rate of the active users of the technology at the date of acquisition and the research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered, among other factors, the stage of development of each project at the time of acquisition, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets.

Income from Operations. For the three months ended December 31, 1998, the Company incurred a loss from operations of $263,000 compared to income from operations of $2.8 million for the three months ended December 31, 1997. Income from operations for the six months ended December 31, 1998 was $1.7 million, compared to $5.2 million for the comparable prior year period. Excluding the non-recurring, in-process research and development charge of $2.6 million, income from operations for the three months ended December 31, 1998 decreased 18.3% to $2.3 million, compared to $2.8 million for the comparable prior year period. For the six months ended December 31, 1998, income from operations decreased 17.3% to $4.3 million, compared to $5.2 million for the comparable prior year period. Excluding the non-recurring, in-process research and development charge, as a percentage of revenues, income from operations decreased in the three month and six month periods to 9.3% and 9.3% this year, from 11.7% and 11.1% in the three month and six month periods last year, respectively. Income from operations decreased due to increased selling, general and administration expenses and increased research and development expenses.

Interest (Income) Expense. For the three months ended December 31, 1998, the Company earned net interest income of $83,000, compared to $369,000 for the three months ended December 31, 1997. For the six months ended December 31, 1998, the Company earned net interest income of $250,000, compared to net interest expense of $42,000 for the six months ended December 31, 1997. For the three months ended December 31, 1998, the reduction in net interest income was due to a reduction in short term investments as $16.6 million was used to pay for business acquisitions and professional fees associated with the acquisitions. For the six months ended December 31, 1998, net interest income was primarily a result of short term investments of the remaining proceeds of the initial public offering of the Company's common stock in October 1997.

Provision for Income Taxes. Provision for income taxes decreased to $423,000 and $933,000 for the three months and six months ended December 31, 1998, respectively, from $835,000 and $1.4 million for the comparable prior year periods. Excluding the non-recurring, in-process research and development charge of $2.6 million, as a percentage of income before provision for income taxes, provision for income taxes was 17.6% and 20.4% for the three months and six months ended December 31, 1998, respectively; and the provision for income taxes was 26.1% and 26.4% for the same periods ending December 31, 1997, respectively. The reduction in the Company's tax rate is primarily due to a one year tax holiday in Malaysia for all applicable earnings for the fiscal year ending June 30, 1999.

Net Income. For the reasons outlined above, including the non-recurring, in-process research and development charge of $2.6 million, the Company incurred a net loss of $603,000 for the three months ended December 31, 1998, compared to net income of $2.4 million for the three months ended December 31, 1997. Net income for the six months ended December 31, 1998 was $1.1 million, compared to $3.8 million for the comparable prior year period. Excluding the non-recurring, in-process research and development charge of $2.6 million, net income for the three months ended December 31, 1998 decreased 16.6% to $2.0 million, compared to $2.4 million for the comparable prior year period. Net income for the six months ended December 31, 1998 decreased 4.6% to $3.6 million, compared to $3.8 million for the comparable prior year period.

Liquidity and Capital Resources

The Company's operations used net cash of $2.5 million during the six months ended December 31, 1998. The amount of net cash used by operations reflects increases in accounts receivable, other receivables inventory, prepaid expenses and reductions in accounts payable, accrued payroll and related expenses, income taxes payable and advances from customers. Net cash used in operations was offset in part by an increase in other accrued expenses and current liabilities. The increase in accounts receivable is mainly due to the timing of shipment of certain large contracts.

Net cash used in investing activities was $19.4 million and $1.8 million for the six months ended December 31, 1998 and 1997, respectively. In the six month period ended December 31, 1998, net cash used in investing activities reflects primarily cash used in business acquisitions and professional fees associated with these acquisitions of $16.6 million, and the purchase of property and equipment. In the six months ended December 31, 1997, the net cash used in investing activities reflects primarily the purchase of property and equipment.

Net cash provided by financing activities was $11.4 million and $30.0 million for the six months ended December 31, 1998 and 1997, repectively. During the six months ended December 31, 1998, net cash provided by financing activities resulted primarily from borrowings under the Company's acquisition and working capital lines of credit. For the six months ended December 31, 1997, net cash provided by financing activities resulted primarily from the Company's initial public offering in October 1997 and was offset in part by repayment of the majority of the Company's debt.

The Company anticipates that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future.

Foreign Currency Translation. The accounts of the Company's operations in Singapore, Malaysia, England, Norway, Denmark and Finland are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling, Norwegian kroner, Danish kroner and Finnish marks, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder's equity. Net transaction (losses)/gains of approximately ($284,000) and $67,000 were included in income for the six months ended December 31, 1998 and 1997, respectively.

Inflation. The Company does not believe that inflation has had a material impact on its results of operations for the six months ended December 31, 1998.

Market Risk. The Company is exposed to certain market risks, which are inherent in the Company's financial instruments and arise from transactions entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce market risk in connection with specific foreign currency denominated transactions. The Company does not enter into derivative financial instrument transactions for speculative purposes. A discussion of the Company's primary market risk disclosure in financial instruments is presented below and should be read in conjunction with the forward-looking statement included herein.

The Company is subject to interest rate risk on its short-term borrowings under its bank lines of credit. Borrowings under these lines of credit do not give rise to significant interest rate risk because these borrowings have short maturities and are borrowed at variable interest rates. Historically, the Company has not experienced material gains or losses due to interest rate changes.

The Company from time to time enters into foreign currency forward contracts to hedge certain foreign currency transactions and commitments. These contracts were not significant at December 31, 1998 and had a notional value of approximately $203,000 with a net unrealized gain of approximately $9,000.

Year 2000 Compliance

The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project comprises of four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and (4) implementation and testing.

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

The Company has upgraded its critical database and believes that it is Year 2000 compliant. The financial records of the Company's principal U.S. subsidiaries, Rapiscan Security Products (U.S.A.), Inc. ("Rapiscan") and UDT Sensors, Inc. ("UDT") have also been upgraded and are Year 2000 compliant. Following an assessment of the Company's financial records system, it was determined that each subsidiary will have its own Year 2000 compliant system. The estimated completion date for this implementation is on or before September 30, 1999. The Company has completed an upgrade of the telephone systems, including voice-mail software, for Rapiscan and UDT. The cost of these upgrades to date has not been material. The Enterprise Resource Planning software used by several of the Company's operating subsidiaries has been certified as Year 2000 compliant.

The Company is in the assessment and remediation phase of determining Year 2000 compliance of its own products, which are dependent on third party suppliers and vendors for critical parts. The Company expects to complete this assessment by June 30, 1999 and expects to be able to complete remediation as required by September 30, 1999. Based on what the Company knows at this time, DOS and Windows 95 are not Year 2000 compliant; therefore, the Company's products which rely on these products are themselves not Year 2000 compliant. The Company is in the process of acquiring and installing software which is Year 2000 compliant. The Company's products which are not presently Year 2000 compliant are not affected in terms of performance in any material respect; however archiving of information may be affected by Year 2000 noncompliance. The Company's exposure is with respect to its products under warranty, which were manufactured prior to the software upgrade. In such cases, the Company would offer its customers a software upgrade to a Year 2000 compliant version. Until the assessment phase is completed, the Company is not in a position to know if the costs of upgrading the software used in the manufacture of it products or offering its customers such upgrading will be material.

Based on current estimates, the Company expects to have completed by June 30, 1999 a full assessment of all hardware, operating systems and software applications in use on a worldwide basis. Some upgrading is expected to be required. The costs of such assessment and upgrading are not expected to be material. Required upgrading is expected to be completed on or before September 30, 1999. In addition, the Company is in the process of obtaining Year 2000 compliance statements from the manufacturers of the Company's hardware and software products.

The Company believes that its greatest potential risks are associated with (i) its information systems and systems embedded in its operations and infrastructure; and (ii) its reliance on Year 2000 compliance by the Company's vendors and suppliers. The Company is at the beginning stage of assessments for its operations and infrastructure, and cannot predict whether significant problems will be identified. The Company is asking its critical vendors, suppliers and customers to complete a Year 2000 survey to assess the status of their compliance in order to assess the effect it could have on the Company. The Company has completed distribution of such surveys to most of its critical vendors and suppliers and expects to complete distribution of surveys to such vendors and suppliers by March 31, 1999. The Company expects that surveys to all of its critical customers will be distributed by April 30, 1999. The Company has not yet determined the full extent of contingency planning that may be required. Based on the status of the assessments made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues. Costs identified to date have not been material. The Company does not currently expect the costs to be material, and it expects to be able to fund the total costs through operating cash flows. However, the Company has not yet completed its assessments, developed remediation for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in Management's Discussion and Analysis of Results of Operations and Financial Condition (Part I, Item 2).

                          PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

On January 21, 1997, Rapiscan filed a complaint in the U.S. District Court for the Central District of California against Lunar Corporation ("Lunar") in response to claims by Lunar that certain security inspection products produced by Rapiscan infringe U.S. Patent No. 4,626,688 (the `688 patent"), which patent is owned by the University of Alabama Research Foundation (`UAB") and licensed exclusively to Lunar. The complaint sought a declaratory judgment that the products produced by Rapiscan do not infringe the `688 patent, that the `688 patent is invalid, and that the patent may not be enforced against Rapiscan for a number of equitable and legal reasons. The complaint also asserted related non-patent claims including fraud and the breach of an oral agreement whereby Lunar would compensate Rapiscan for assisting Lunar in its enforcement of the `688 patent and sought compensatory and punitive damages for these claims.

On January 23, 1997, Lunar and UAB filed suit against OSI Systems, Inc. ("OSI"), Rapiscan and UDT in the U.S. District Court for the Western District of Wisconsin. Lunar and UAB asserted patent infringement, contributory infringement and inducement thereof. Lunar and UAB sought damages in an unspecified amount and an injunction preventing OSI, Rapiscan and UDT from further making, using, selling and offering for sale products including the dual energy detector allegedly covered by the `688 patent. The Wisconsin lawsuit was transferred to the U.S. District Court for the Central District of California and was consolidated with the lawsuit brought by Rapiscan.

On August 31, 1998, the parties participated in a mandatory settlement conference. In December 1998, the parties entered into a settlement agreement, pursuant to the terms of which, among other things, payments were made by the parties to each other, resulting in a net payment to the Company of $400,000. As a part of the settlement, the parties entered into a license agreement pursuant to which OSI, Rapiscan and UDT were granted a fully paid up worldwide, nonexclusive license under the `688 patent and U.S. Patent No. 5,138,167 (the "'167 patent") in the non-medical field.

Prior to the Company's acquisition of Osteometer in September 1998, Osteometer had also been involved in litigation with Lunar and UAB regarding the `688 and `167 patents. In December 1998, the parties to this litigation entered into a settlement agreement. Osteometer received a covenant not to sue under the `688 and `167 patents and U.S. Patent No. 4,686,695. As a part of the settlement, the parties entered into a license agreement pursuant to which Osteometer was granted a worldwide, nonexclusive license under the `688 and `167 patents for certain bone densitometers. Osteometer made an initial royalty payment of $250,000 with respect to products manufactured prior to the entering into of this license agreement and will make royalty payments on future sales of the licensed products.

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on November 18, 1998, the following actions were taken:

   1.  Election of Directors

       Name                               For                     Withheld
       ----                               ---                     --------
       Deepak Chopra                   8,037,338                    6,550
       Ajay Mehra                      8,037,688                    6,200
       Steven C. Good                  8,035,788                    8,100
       Meyer Luskin                    8,038,188                    5,700
       Madan G. Syal                   8,038,188                    5,700

   2.  Approval and adoption of the Company's Employee Stock Purchase Plan

       For          7,854,588
       Against      174,700
       Abstain      14,600

   3. Ratification of Deloitte & Touche L.L.P. as independent auditors for the year ending June 30, 1999.

       For          8,006,675
       Against      36,463
       Abstain      750

Item 6.   Exhibits and Reports of Form 8-K

a.  Exhibits

    27. Financial Data Schedule

b.  Reports on Form 8-K

    None


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 16th day of February 1999.

                               OSI Systems, Inc.
                               -----------------


                               By:/s/ Deepak Chopra
                                  ___________________________
                                  Deepak Chopra
                                  President and
                                  Chief Executive Officer


                               By:/s/ Ajay Mehra
                                  ____________________________
                                  Ajay Mehra
                                  Vice President and
                                  Chief Financial Officer