Form 10-Q
period 1999-03-31
OSI SYSTEMS INC
filed 1999-05-17
CIK 1039065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549
                              __________________

                                   FORM 10-Q
(Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

As of May 6, 1999 there were 9,706,665 shares of common stock outstanding.

                               OSI SYSTEMS, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                            PAGE NUMBER
     Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheets at March 31, 1999                     3
                   and June 30, 1998 (Unaudited)

              Consolidated Statements of Operations for the three and nine      4
              months ended March 31, 1999 and March 31, 1998
              (Unaudited)

              Consolidated Statements of Cash Flows for the nine months         5
              ended March 31, 1999 and March 31, 1998
              (Unaudited)

              Notes to Consolidated Financial Statements (Unaudited)            6

     Item 2 - Management's Discussion and Analysis of                          10
              Financial Condition and Results of Operations

     Item 3 - Quantitative and Qualitative Disclosures about Market Risks      18

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                18

     Item 6 - Exhibits and Reports on Form 8-K                                 18

     Signatures                                                                19

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   OSI SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share amounts)
                            (Unaudited)

                                                                                          March 31,                June 30,
                                                                                            1999                     1998
                                                                                       ---------------          --------------
                                ASSETS

Current Assets:
  Cash and cash equivalents                                                                  $ 6,615                 $22,447
  Marketable securities available for sale                                                   $ 1,997
  Accounts receivable, net of allowance for doubtful accounts of $928 and $551
   at March, 31, 1999 and June 30, 1998, respectively                                         25,970                  24,254
  Other receivables                                                                            1,995                   1,990
  Inventory                                                                                   27,794                  21,705
  Prepaid expenses                                                                             1,549                     841
  Deferred income taxes                                                                        1,381                   1,381
                                                                                       ---------------          --------------
                Total current assets                                                          67,301                  72,618

Property and Equipment, Net                                                                   14,829                  11,466

Other Assets:
  Goodwill and other intangible assets, net                                                   10,521                   1,997
  Other Assets                                                                                 2,736                     741
                                                                                       ---------------          --------------
                Total                                                                        $95,387                 $86,822
                                                                                       ===============          ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Bank lines of credit                                                                       $ 8,633                 $   198
  Current portion of long-term debt                                                              321                     633
  Accounts payable                                                                             8,728                   8,560
  Accrued payroll and related expenses                                                         2,069                   2,400
  Income taxes payable                                                                         1,476                   2,517
  Advances from customers                                                                      1,511                   1,808
  Accrued warranties                                                                           1,816                   1,948
  Other accrued expenses and current liabilities                                               2,899                   2,137
                                                                                       ---------------          --------------
                Total current liabilities                                                     27,453                  20,201

Long-Term Debt                                                                                   158                     412
Deferred Income Taxes                                                                            295                     294
                                                                                       ---------------          --------------
                Total liabilities                                                             27,906                  20,907

Shareholders' Equity
  Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at March 31, 1999 and June 30, 1998, respectively
  Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding
   9,724,915 and 9,691,915 shares at March 31, 1999 and June 30, 1998, respectively           49,209                  49,131
  Retained earnings                                                                           18,856                  17,419
  Accumulated comprehensive loss                                                                (584)                   (635)
                                                                                       ---------------          --------------
                Total shareholders' equity                                                    67,481                  65,915
                                                                                       ---------------          --------------
                Total                                                                        $95,387                 $86,822
                                                                                       ===============          ==============

          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED  STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                         Three months ended March 31,        Nine months ended March 31,
                                                         ----------------------------        ---------------------------
                                                             1999           1998                  1999          1998
                                                           -------         -------               -------       -------
Revenues                                                    $24,606       $21,893                $70,857       $69,139
Cost of goods sold                                           17,099        15,366                 49,511        49,198
                                                            -------       -------                -------       -------

Gross profit                                                  7,507         6,527                 21,346        19,941
Operating expenses:
 Selling, general and administrative                          5,104         3,079                 11,853         9,419
 Research and development                                     1,537           995                  4,120         2,795
 In-process research and development                             --            --                  2,579            --
 Goodwill amortization                                          203            27                    391            79
 Restructuring Costs                                            458            --                    458            --
                                                            -------       -------                -------       -------

      Total operating expenses                                7,302         4,101                 19,401        12,293
                                                            -------       -------                -------       -------
Income from operations                                          205         2,426                  1,945         7,648
Interest expense/(income)                                       125          (303)                  (125)         (261)

                                                            -------       -------                -------       -------
Income before provision for income taxes                         80         2,729                  2,070         7,909
(Benefit)/provision for income taxes                           (300)          667                    633         2,036

                                                            -------       -------                -------       -------
Net income                                                  $   380       $ 2,062                $ 1,437       $ 5,873
                                                            =======       =======                =======       =======

Earnings per common share                                     $0.04         $0.21                  $0.15         $0.69
                                                            =======       =======                =======       =======

Earnings per common share -assuming dilution                  $0.04         $0.21                  $0.15         $0.68
                                                            =======       =======                =======       =======

          See accompanying notes to consolidated financial statements

                     OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands, except share amounts)
                                  (unaudited)

                                                                                         Nine months ended March 31,
                                                                                        ------------------------------------------

                                                                                               1999                    1998
                                                                                        -----------------        ----------------
Cash flows from operating activities:
     Net income                                                                                 $  1,437                $ 5,873
     Adjustments to reconcile net income to net cash used in
      operating activities:
             Provision for losses on accounts receivable                                              73                     54
             Deferred income taxes                                                                                           93
             Depreciation and amortization                                                         2,533                  1,898
             Charge for in-process research and development                                        2,579                      -
             Changes in operating assets and liabilities:
               Accounts receivable                                                                   (73)                (9,959)
               Other receivables                                                                    (764)                   878
               Inventory                                                                          (2,413)                (5,975)
               Prepaid expenses                                                                     (713)                  (402)
               Accounts payable                                                                     (205)                 1,509
               Accrued payroll and related expenses                                               (1,023)                   720
               Income taxes payable                                                               (1,042)                   526
               Advances from customers                                                              (401)                  (336)
               Accrued warranties                                                                   (375)                   517
               Other accrued expenses and current liabilities                                        (50)                   (92)

                                                                                        -----------------        ----------------
                          Net cash used in operating activities                                     (437)                (4,696)
                                                                                        -----------------        ----------------

Cash flows from investing activities:
     Additions to property and equipment                                                          (3,676)                (2,607)
     Addition to marketable securities available for sale                                         (2,193)                     -
     Cash paid for business acquisitions, net of cash acquired                                   (17,397)                     -
     Other assets                                                                                   (513)                   164

                                                                                        -----------------        ----------------
                          Net cash used in investing activities                                  (23,779)                (2,443)
                                                                                        -----------------        ----------------

Cash flows from financing activities:
     Net proceeds from (repayment of) bank lines of credit                                         8,661                 (9,409)
     Payments on long-term debt                                                                     (660)                (2,573)
     Proceeds from issuance of stock                                                                  78                 41,338

                                                                                        -----------------        ----------------
                          Net cash provided by financing activities                                8,079                 29,356
                                                                                        -----------------        ----------------

Effect of exchange rate changes on cash                                                              305                    237
                                                                                        -----------------        ----------------

Net (decrease)/increase in cash and cash equivalents                                             (15,832)                22,454
Cash and cash equivalents, beginning of period                                                    22,447                    553
                                                                                        -----------------        ----------------

Cash and cash equivalents, end of period                                                        $  6,615                $23,007
                                                                                        =================        ================

Supplemental disclosures of cash flow information - Cash (received) / paid during the period for:
     Interest                                                                                       ($90)                 ($256)
     Income taxes                                                                                 $1,674                 $1,540



          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. OSI Systems, Inc. and its subsidiaries (collectively, the "Company") is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic and silicon pressure-sensor micro-structure technology. The Company designs and manufactures optoelectronic and silicon pressure-sensor devices and value-added subsystems for original equipment manufacturers in a broad range of applications, including security, medical diagnostics, telecommunications, gaming, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan", "Secure" and "Metor" brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. The Company has also, through the acquisition of Osteometer MediTech A/S ("Osteometer"), expanded into the manufacture and sale of bone densitomers, which are used to provide bone loss measurements in the diagnosis of osteoporosis.

Consolidation. The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three-month and nine-month periods ended March 31, 1999 and 1998 and the consolidated statements of cash flows for the nine month periods ended March 31, 1999 and 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 1998 included in the Company's Annual Report on Form 10K as filed with the Commission on September 28, 1998. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1999.

Acquisitions. On January 31, 1999, the Company acquired a medical product line for approximately $277,000 in cash, including professional fees associated with the acquisition.

On December 11, 1998, the Company acquired most of the assets and assumed certain liabilities of a Canadian security products manufacturer for approximately $476,000 in cash, including professional fees associated with the acquisition.

On November 17, 1998, the Company acquired all the outstanding stock of Silicon Microstructures, Inc. ("SMI"), a silicon pressure-sensor manufacturer, from Exar Corporation of Fremont, California. The Company paid $2.7 million in cash, including professional fees associated with the acquisition. The Company may pay up to an additional $3.9 million in cash, at a later date, based on future sales. The acquisition has been accounted for by the purchase method of accounting, and accordingly, based on the valuation, the purchase price has been allocated to the assets acquired of $806,000, in-process research and development of $418,000 and identified intangible assets of $1.5 million.

On November 4, 1998, the Company purchased the security products business of Metorex International Oy ("Metorex Security") of Espoo, Finland. The Company paid $4.7 million in cash, including professional fees associated with the acquisition. The Company may pay up to an additional $1.5 million in cash, at a later date, based on future sales. The acquisition has been accounted for by the purchase method of accounting, and accordingly, based on the valuation, the purchase price has been allocated to the assets acquired of $914,000, in-process research and development of $204,000, and goodwill and identified intangible assets of $3.6 million.

On September 2, 1998, the Company acquired all the outstanding capital stock of Osteometer a Danish manufacturer of bone densitometers for diagnosing osteoporosis. The Company paid $7.9 million in cash, including professional fees associated with the acquisition. The acquisition has been accounted for by the purchase method of accounting, and accordingly, based on the valuation, the purchase price has been allocated to the assets acquired of $3.6 million ($1.9 million net of liabilities assumed of $1.7 million), in-process research and development of $2.0 million and identified intangible assets of $4.0 million.

During the period ended September 30, 1998, the Company also made investments in the aggregate amount of approximately $800,000 in cash in two other businesses. On February 5, 1999, the Company made an additional investment of $500,000 in one of these businesses. These investments are accounted for under the equity method and, as of March 31, 1999, the equity in the earnings of these investments has not been significant.

The results of operations for Osteometer, Metorex Security, SMI and the Canadian security products manufacturer are included in the Company's consolidated financial statements from their respective dates of acquisition.

Had these acquisitions occurred as of July 1, 1997, pro forma revenues for the quarter and nine months ended March 31, 1999 and 1998 would have been as follows (in thousands):

                 Quarter Ended                  Nine Months Ended
                   March 31,                        March 31,
                1999       1998                  1999       1998
                ----       ----                  ----       ----
Revenues       $24,606    $27,655               $75,450    $88,434

As of March 31, 1999, reliable pro forma net income and earnings per common share information is not available.

Inventory. Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory at March 31, 1999 and June 30, 1998 consisted of the following (in thousands):

                                              March 31,   June 30,
                                                1999        1998
Raw Materials.............................     $13,941    $12,200
Work-in-process...........................       7,782      6,030
Finished goods............................       6,071      3,475
                                               -------    -------
   Total..................................     $27,794    $21,705
                                               =======    =======

Earnings Per Share. Earnings per common share is computed using the weighted average number of shares outstanding during the period. Earnings per common share-assuming dilution is computed using the weighted average number of shares outstanding during the period and dilutive common stock equivalents from the Company's stock option plans.

The following table reconciles the numerator and denominator used in calculating earnings per common share and earnings per common share-assuming dilution.

                                                            For the Quarter ended March 31, 1999
                                          -----------------------------------------------------------------------

                                                 1999                                               1998
                                          -------------------                              -----------------------

                               Income            Shares           Per-Share           Income            Shares       Per-Share
                             (Numerator)      (Denominator)        Amount          (Numerator)       (Denominator)    Amount

Earnings per common share
Income available to
 common shareholders         $  380,000        9,718,125           $ 0.04          $2,062,000          9,661,265       $0.21
                                                                   ======                                              =====

Effect of Dilutive
 Securities
Options, treasury
 stock method                                    126,082                                                 247,247
                             ----------        ---------                           ----------          ---------

Earnings per common share --
 assuming dilution
Income available to common
 shareholders, assuming
 dilution                    $  380,000        9,844,207           $ 0.04          $2,062,000          9,908,512       $0.21
                             ==========        =========           ======          ==========          =========       =====
                                                            For the Nine months ended March 31, 1999
                                        ----------------------------------------------------------------------------

                                                 1999                                                  1998
                                        -----------------------                                ---------------------

                               Income            Shares           Per-Share           Income            Shares       Per-Share
                             (Numerator)      (Denominator)        Amount          (Numerator)       (Denominator)    Amount

Earnings per common share
Income available to
 common shareholders         $1,437,000        9,707,943           $ 0.15          $5,873,000          8,471,278       $0.69
                                                                   ======                                              =====

Effect of Dilutive
 Securities
Options, treasury
 stock method                                    142,433                                                 184,451
                             ----------        ---------                           ----------          ---------
Earnings per common share --
 assuming dilution
Income available to common
 shareholders, assuming
 dilution                    $1,437,000        9,850,376           $ 0.15          $5,873,000          8,655,729       $0.68
                             ==========        =========           ======          ==========          =========       =====

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

                                               For the Quarter ended              For the Nine months ended
                                               March 31, 1999                     March 31, 1999

                                                  1999           1998                1999           1998
                                               ----------       ------            ----------      --------
Net income                                     $      380       $2,062            $    1,437      $  5,873
                                               ----------       ------            ----------      --------
Other comprehensive income, net of
 taxes:
  Foreign currency translation
   adjustments                                       (166)         229                   247          (373)
  Unrealized loss on marketable
   securities available for sale                     (196)                               (29)
                                               ----------       ------            ----------      --------
Other comprehensive income                           (362)         229                   218          (373)

Comprehensive income                           $       18       $2,291            $    1,655      $  5,500
                                               ==========       ======            ==========      ========

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

Results of Operations

Revenues. Revenues increased by 12.4% to $24.6 million for the three months ended March 31, 1999, compared to $21.9 million for the comparable prior year period. For the nine months ended March 31, 1999, revenues increased by 2.5% to $70.9 million from $69.1 million in the comparable prior year period. Revenues for the three months ended March 31, 1999 from optoelectronic devices, subsystems and medical imaging systems were $14.3 million, or approximately 58.1% of the Company's revenues, and revenues from security and inspection products were $10.3 million, or approximately 41.9% of the Company's revenues. Revenues for the nine months ended March 31, 1999 from optoelectronic devices, subsystems and medical imaging systems were $41.6 million, or approximately 58.7% of the Company's revenues, and revenues from security and inspection products were $29.3 million, or approximately 41.3% of the Company's revenues. The increase in revenues from sales of optoelectronic devices, subsystems and medical imaging systems for the quarter and nine months ended March 31, 1999 was primarily due to an increase in sales to the oil exploration industry and sales of medical imaging systems and silicon pressure sensors through the recent acquisitions of Osteometer and SMI, respectively. Nonetheless, revenue from Osteometer's medical diagnostic devices for osteoporosis were below the Company's expectations, a trend which is expected to continue for the foreseeable future primarily as a result of general weakness in the industry and the Company's continuing efforts to establish brand recognition in the United States market. The increase in revenues from the sale of security and inspection products for the quarter ended March 31, 1999 was primarily due to an increase in sales of walk-through metal detection systems through the recent acquisition of Metorex Security. The decrease in revenues from the sale of security and inspection products for the nine months ended March 31, 1999 was due to the timing of shipment of certain large orders and weakness in the security and inspection products market, which was offset in part by an increase in sales of walk-through metal detection systems through the recent acquisition of Metorex Security.

Gross Profit. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by 15.0% to $7.5 million for the three months ended March 31,

1999, compared to $6.5 million for the comparable prior year period. For the nine months ended March 31, 1999, gross profit increased by 7.0% to $21.3 million, compared to $19.9 million for the comparable prior year period. As a percentage of revenues, gross profit increased in the quarter and nine months to 30.5% and 30.1% this year, from 29.8% and 28.8% last year, respectively. The increase in gross profit was due to a change in product mix and increased efficiencies in manufacturing.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees and marketing expenses. For the three months ended March 31, 1999, such expenses increased 65.8% to $5.1 million, compared to $3.1 million for the comparable prior year period. For the nine months ended March 31, 1999, such expenses increased 25.8% to $11.9 million, compared to $9.4 million for the comparable prior year period. As a percentage of revenues, selling, general and administrative expenses increased in the three month and nine months periods to 20.7% and 16.7% this year, from 14.1% and 13.6% last year, respectively. The increase in expenses for the three and nine months ended March 31, 1999 was due primarily to the inclusion of selling, general and administrative expenses of recent acquisitions in the Company's consolidated financial statements, exchange rate fluctuation losses due to currency translation relating to the relatively strong U.S. dollar compared to European currencies and an increase in marketing expenses to penetrate new markets for the Company's existing products. For the three and nine months ended March 31, 1999, $1.2 million and $2.5 million, respectively, of selling, general and administrative expenses of recent acquisitions were included in the Company's consolidated financial statements. Exchange rate losses for the three and nine months ended March 31, 1999 were $410,000 and $464,000, compared to $107,000 and $40,000 for the comparable prior year periods, respectively. For the nine months ended March 31, 1999, the increase in these expenses was offset in part by the proceeds from the settlement of certain material litigation.

Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended March 31, 1999, such expenses increased 54.5% to $1.5 million, compared to $995,000 for the comparable prior year period. For the nine months ended March 31, 1999, such expenses increased 47.4% to $4.1 million, compared to $2.8 million for the comparable prior year period. As a percentage of revenues, research and development expenses increased in the three month and nine month periods to 6.2% and 5.8% this year, from 4.5% and 4.0% last year, respectively. The increase was primarily due to the increase in personnel cost resulting from the recent acquisitions. For the three and nine months ended March 31, 1999, $588,000 and $1.2 million, respectively, of research and development expenses incurred by the acquired companies were included in the Company's consolidated financial statements.

In-Process Research and Development. The Company used a total of $15.3 million for the acquisitions of Osteometer, Metorex Security and SMI, including professional fees associated with these acquisitions. Out of the total of $15.3 million, the Company incurred an aggregate of $2.6 million in in-process research and development charges in the nine months ended March 31, 1999, related to these acquisitions. In September 1998, the Company acquired the assets, including the developmental technology, and assumed the liabilities, of Osteometer. The Company paid $7.9 million in cash, including professional fees associated with the acquisition. In November 1998, the Company acquired the assets, including developmental technology, of Metorex Security. The Company paid $4.7 million in cash, including professional fees associated with the acquisition, and may pay up to $1.5 million in additional contingent purchase payments based on future sales. Also in November 1998, the Company acquired the assets, including the developmental technology, of SMI. The Company paid $2.7 million in cash, including professional fees associated with the acquisition, and may pay up to $3.9 million in additional contingent purchase payments based on future sales.

Based on the valuations, the Company allocated the excess of the non-contingent purchase price over the fair value of net tangible assets acquired to goodwill and identified intangible assets. In performing this allocation, the Company considered, among other factors, the attrition rate of the active users of the technology at the date of acquisition and the research and development projects in process at the date of acquisition. With regard to the in-process research and development projects, the Company considered, among other factors, the stage of development of each project at the time of acquisition, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. As of March 31, 1999, the above mentioned research and development projects were progressing as planned.

Goodwill Amortization. Amortization of goodwill increased to $203,000 in the three months ended March 31, 1999 from $27,000 in the three months ended March 31, 1998. Amortization of goodwill increased to $391,000 in the nine months ended March 31, 1999 from $79,000 in the nine months ended March 31, 1998. The increase in amortization expense in the three and nine months ended March 31, 1999 is primarily due to amortization of goodwill associated with the acquisitions of Osteometer, Metorex Security and SMI. In the prior periods, goodwill amortization was included as a component of selling, general and administrative expenses.

Restructuring Costs. During the quarter ended March 31, 1999, the Company adopted a restructuring plan to consolidate certain subsidiaries and, in connection therewith, the Company recorded a non-recurring expense of $458,000. These costs were associated primarily with the termination of certain employees, in the amount of $395,000, and consolidation of certain subsidiaries, in the amount of $63,000.

Income from Operations. Income from operations for the three and nine months ended

March 31, 1999 was $205,000 and $1.9 million, compared to $2.4 million and $7.6 million for the comparable prior year periods, respectively. Excluding the non-recurring restructuring costs of $458,000 in the three and nine months ended March 31, 1999 and the in-process research and development charges of $2.6 million in the nine months ended March 31, 1999, income from operations for the three and nine months ended March 31, 1999 was $663,000 and $5.0 million, compared to $2.4 million and $7.6 million for the comparable prior year periods, respectively. Excluding the non-recurring restructuring costs and in-process research and development charges, as a percentage of revenues, income from operations decreased in the three and nine month periods to 2.7% and 7.0% this year, from 11.1% and 11.1% in the three and nine month periods last year, respectively. Income from operations decreased due to increased selling, general and administrative expenses, increased research and development expenses and increased goodwill amortization.

Interest Expense (Income). For the three months ended March 31, 1999, the Company incurred net interest expenses of $125,000, compared to net interest income of $303,000 for the three months ended March 31, 1998. For the nine months ended March 31, 1999, the Company earned net interest income of $125,000, compared to net interest income of $261,000 for the nine months ended March 31, 1998. The net interest expense in the three months ended March 31, 1999 and the reduction in net interest income for the nine months ended March 31, 1999 was due to increased borrowing on the Company's lines of credit and a reduction in short term investments used for working capital and acquisitions.

Provision for Income Taxes. For the three months ended March 31, 1999, the Company had an income tax benefit of $300,000 compared to provision for income taxes of $667,000 for the three months ended March 31, 1998. For the nine months ended March 31, 1999, provision for income taxes decreased to $633,000, from $2.0 million in the nine month period last year. Excluding the non-recurring restructuring costs and in-process research and development charges, as a percentage of income before provision for income taxes, provision for income taxes was 12.4% and 26.6% for the three and nine months ended March 31, 1999, respectively. The tax credit for the three months ended March 31, 1999 and the reduction in the Company's effective tax rate was primarily due to a mix in income from U.S. and foreign operations, utilization of previously unrealized foreign net operating losses and a one year tax holiday in Malaysia for the fiscal year ending June 30, 1999.

Net Income. For the reasons discussed above, including the non-recurring restructuring costs and in-process research and development charges, the Company had net income of $380,000 for the three months ended March 31, 1999, compared to net income of $2.1 million for the three months ended December 31, 1998. Net income for the nine months ended March 31, 1999 was $1.4 million, compared to $5.9 million for the comparable prior year period. Excluding the non-recurring restructuring costs of $458,000 ($391,000 net of taxes) in the three and nine months ended March 31, 1999 and the in-process research and development charges of $2.6 million in the nine months ended March 31,

1999, net income for the three months ended March 31, 1999 decreased 62.6% to $771,000, compared to $2.1 million for the comparable prior year period. Net income for the nine months ended March 31, 1999 decreased 25% to $4.4 million, compared to $5.9 million for the comparable prior year period.

Liquidity and Capital Resources

The Company's operations used net cash of $437,000 during the nine months ended March 31, 1999. The amount of net cash used by operations reflects increases in accounts receivable, other receivables, inventory, prepaid expenses and reductions in accounts payable, accrued payroll and related expenses, income taxes payable, advances from customers, accrued warranties and other accrued expenses and current liabilities.

Net cash used in investing activities was $23.8 million and $2.4 million for the nine months ended March 31, 1999 and 1998, respectively. In the nine month period ended March 31, 1999, net cash used in investing activities reflects primarily cash used in business acquisitions and professional fees associated with these acquisitions of $17.4 million, purchase of marketable securities, and the purchase of property and equipment. In the nine months ended March 31, 1998, the net cash used in investing activities reflects primarily the purchase of property and equipment.

Net cash provided by financing activities was $8.1 million and $29.4 million for the nine months ended December 31, 1999 and 1998, respectively. During the nine months ended March 31, 1999, net cash provided by financing activities resulted primarily from borrowings under the Company's acquisition and working capital lines of credit. For the nine months ended March 31, 1998, net cash provided by financing activities resulted primarily from the Company's initial public offering in October 1997 and was offset in part by repayment of the majority of the Company's debt.

On March 19, 1999, the Board of Directors of the Company authorized the repurchase of up to 2,000,000 shares, or approximately 20.6%, of the Company's outstanding common stock in the open market or through privately negotiated transactions. As of March 31, 1999, no shares had been repurchased.

The Company anticipates that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet its working capital, capital expenditure needs and repurchases of its outstanding common stock for the foreseeable future.

Foreign Currency Translation. The accounts of the Company's operations in Singapore, Malaysia, Canada, England, Norway, Denmark and Finland are maintained in Singapore dollars, Malaysian ringgits, Canadian dollars, U.K. pounds sterling, Norwegian kroner, Danish kroner and Finnish marks, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholders' equity. Net transaction losses of approximately $464,000 and $40,000 were included in the Company's consolidated statement of operations for the nine months ended March 31, 1999 and 1998, respectively.

Inflation. The Company does not believe that inflation has had a material impact on its results of operations for the nine months ended March 31, 1999.

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

The Company from time to time enters into foreign currency forward contracts to hedge certain foreign currency transactions and commitments. These contracts were not significant at March 31, 1999 and had a notional value of approximately $207,000 with a net unrealized gain of approximately $9,000.

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

The Company's Year 2000 project is currently in the assessment phase and, with respect to certain information systems and products, is in the remediation phase. The Company's Year 2000 project is being spearheaded by a special task force comprised of a senior management team as well as other key personnel. The task force meets on a regular basis to determine and implement the steps necessary to insure that the Company becomes fully Year 2000 compliant. Additionally, the Company has established task forces in each of its subsidiaries with designated Year 2000 management representation, which report status to the Year 2000 committee. This mandate is in effect for foreign subsidiaries as well as U.S. subsidiaries.

The Company has upgraded its critical database and believes that it is Year 2000 compliant. The financial records of the Company's principal U.S. subsidiaries, Rapiscan Security Products (U.S.A.), Inc. ("Rapiscan"), and UDT Sensors, Inc. ("UDT") and SMI have also been upgraded and are Year 2000 compliant. Following an assessment of the Company's financial records system, it was determined that each subsidiary will have its own Year 2000 compliant system. The estimated completion date for this implementation is on or before September 30, 1999. The Company has completed an upgrade of the telephone systems, including voice-mail software, for Rapiscan and UDT. The cost of these upgrades to date has not been material. The Enterprise Resource Planning software used by several of the Company's operating subsidiaries has been certified as Year 2000 compliant.

The Company is in the assessment and remediation phase of determining Year 2000 compliance of its own products, which are dependent on third party suppliers and vendors for critical parts. The Company expects to complete this assessment by June 30, 1999 and expects to be able to complete remediation as required by September 30, 1999. Based on what the Company knows at this time, DOS and Windows 95 are not Year 2000 compliant; therefore, the Company's products which rely on these products are themselves not Year 2000 compliant. The Company is in the process of acquiring and installing software, within the Company's products, which is Year 2000 compliant. The Company's products which are not presently Year 2000 compliant are not affected in terms of performance in any material respect; however, archiving of information may be affected by Year 2000 noncompliance. The Company's exposure exists with respect to its products under warranty, which were manufactured prior to the software upgrade. In such cases, the Company will offer its customers a software upgrade to a Year 2000 compliant version. Until the assessment phase is completed, the Company is not in a position to know if the costs of upgrading the software used in the manufacture of it products or offering its customers such upgrading will be material.

Based on current estimates, the Company expects to have completed by June 30, 1999 a full assessment of all hardware, operating systems and software applications in use in the Company's information systems, operations and infrastructure on a worldwide basis. Some upgrading is expected to be required. The costs of such assessment and upgrading are not expected to be material. Required upgrading is expected to be completed on or before September 30, 1999. In addition, the Company is in the process of obtaining Year 2000 compliance statements from the manufacturers of the Company's hardware and software products.

The Company believes that its greatest potential risks are associated with (i) its information systems and systems embedded in its operations and infrastructure; and (ii) its reliance on Year 2000 compliance by the Company's vendors and suppliers. The Company is in process of assessments of its operations and infrastructure, and at present time no significant problems have been identified. The Company is asking its critical vendors, suppliers and customers to complete a Year 2000 survey to assess the status of their compliance in order to assess the effect it could have on the Company. The

Company has completed distribution of such surveys to most of its critical vendors and suppliers and expects to complete distribution of surveys to such vendors and suppliers by June 30, 1999 and the Company is also in the process of mailing requests to these vendors and suppliers who failed to respond to the initial mailing. The Company expects to complete mailing the second requests by June 30, 1999. The Company expects that surveys to all of its critical customers will be distributed by June 30, 1999. The Company has not yet determined the full extent of contingency planning that may be required. Based on the status of the assessments made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues. Costs identified to date have not been material. The Company does not currently expect the costs to be material, and it expects to be able to fund the total costs through operating cash flows. However, the Company has not yet completed its assessments, developed remediation for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans.

Based on the Company's current analysis and assessment of the state of its Year 2000 compliance, the Company's most reasonably likely worst case scenario involves delays in shipping of parts, including critical parts, by certain of the Company's vendors and suppliers. Such delays could cause the Company to experience delays in shipping its products. The Company is in process of formulating contingency plans based on review of compliance surveys from its vendors and suppliers. These plans could include, among other things, increasing inventory of critical parts in late 1999 to insure an adequate supply is on hand to minimize shipping delays by the Company of its products.

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

                          PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

On January 18, 1996, Robert Praski and Sonia Praski filed a lawsuit against the Company, its wholly-owned subsidiary, Ferson Optics, Inc. ("Ferson"), and others in the United States District Court for the Southern District of Mississippi, alleging wrongful termination of the Praskis' employment by Ferson. The Complaint was served on February 9, 1998. An Amended Complaint For Damages and Other Relief was filed on April 14, 1998. The plaintiffs alleged that irregularities occurred at Ferson, including the falsification of test data, quality control reports and shipping records, resulting in approximately $560,000 in overpayments in the aggregate by the U.S. Government to Ferson and/or the Company.

The plaintiffs alleged that approximately 32,000 individual instances of such overcharges and false claims occurred. The plaintiffs sought, based upon statutory civil penalty of $10,000 for each false claim under Title 31 USC (S) 3729 et. seq., more popularly known as the False Claims Act, approximately $320 million in civil damages on behalf of the U. S. Government. In addition, the plaintiffs sought for themselves actual damages of $100,000 and punitive damages of $2.0 million for their wrongful termination, together with litigation costs and reasonable attorney fees.

The Company filed a motion to dismiss the suit. Prior to the decision of the court regarding the motion to dismiss, Sonia Praski voluntarily filed a Notice of Dismissal of her claims against all of the defendants, thereby leaving Robert Praski as the sole plaintiff. Subsequently, and prior to the decision of the court regarding the motion to dismiss, the Company and Robert Praski settled the lawsuit in February 1999. The Company paid Mr. Praski and his attorneys $30,000 and the suit was dismissed with prejudice.

Item 6.    Exhibits and Reports of Form 8-K

a.   Exhibits

     27. Financial Data Schedule

b.   Reports on Form 8-K

     None

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 14th day of May 1999.

                                 OSI Systems, Inc.
                                 -----------------



                                 By: /s/ Deepak Chopra
                                     -----------------
                                     Deepak Chopra
                                     President and
                                     Chief Executive Officer



                                 By: /s/ Ajay Mehra
                                     ---------------
                                     Ajay Mehra
                                     Vice President and
                                     Chief Financial Officer