Form 10-K
period 1999-06-30
OSI SYSTEMS INC
filed 1999-09-28
CIK 1039065

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

   For the fiscal year ended June 30, 1999;

                                       OR

[_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934.

   For the transition period from     to    .

                         Commission File Number 0-23125

                               ----------------

                               OSI SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               California                              33-0238801
      (State or Other Jurisdiction                  (I.R.S. Employer
   of Incorporation or Organization)              Identification No.)

    12525 Chadron Avenue Hawthorne,                      90250
               California                              (Zip Code)
    (Address of Principal Executive
                Offices)

              Registrant's Telephone Number, Including Area Code:

                                 (310) 978-0516

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                                 Name of Each
                                               Exchange on Which
             Title of Each Class                  Registered
             -------------------               -----------------
         Common Stock, No Par Value                 Nasdaq

                               ----------------

   Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on the Nasdaq National Market on September 23, 1999, was $30,538,303.

   The number of shares of the registrant's Common Stock outstanding as of September 23, 1999 was 9,733,915.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders (to be filed subsequently) are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
    Item 1.  Business...................................................     1
    Item 2.  Properties.................................................    16
    Item 3.  Legal Proceedings..........................................    16
    Item 4.  Submission on Matters to a Vote of Security Holders........    17
 PART II
    Item 5.  Market for Registrant's Common Stock and Related
             Stockholder Matters........................................    18
    Item 6.  Selected Financial Data....................................    19
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    21
    Item 7A. Quantitative and Qualitative Disclosures About Market
             Risk.......................................................    31
    Item 8.  Financial Statements and Supplementary Data................    32
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    32
 PART III
    Item 10. Directors and Executive Officers of the Registrant.........    32
    Item 11. Executive Compensation.....................................    32
             Security Ownership of Certain Beneficial Owners and
    Item 12. Management.................................................    32
    Item 13. Certain Relationships and Related Transactions.............    32
 PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
             8-K........................................................    33

                                     PART I

ITEM 1. Business

General

   The Company is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic and silicon pressure-sensor microstructure technology. The Company designs and manufactures optoelectronic and silicon pressure-sensor devices and value-added subsystems for original equipment manufacturers ("OEMs") for use in a broad range of applications, including security, medical diagnostics, telecommunications, gaming, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan," "Secure" and "Metor" brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. The Company has also, through the acquisition of Osteometer MediTech A/S ("Osteometer"), expanded into the manufacture and sale of bone densitometers, which are used to provide bone loss measurements in the diagnosis of osteoporosis. In fiscal 1999, revenues from the sale of optoelectronic and silicon pressure-sensor devices and subsystems and medical imaging systems amounted to $55.5 million, or approximately 54.5% of the Company's revenues, while revenues from sales of security and inspection products amounted to $46.3 million, or approximately 45.5% of the Company's revenues. Unless the context otherwise requires, the term the "Company" as used herein includes OSI Systems, Inc., a California corporation, and its subsidiaries.

Industry Overview

   The Company's optoelectronic and silicon pressure-sensor devices and subsystems are designed and manufactured primarily for sale to OEMs, while the Company's security products and medical imaging systems are sold to end-users.

   Optoelectronic and Silicon Pressure-Sensor Devices and
Subsystems. Optoelectronic devices consist of both active components, such as silicon photodiodes that sense light of varying wavelengths and convert the light detected into electronic signals, and passive components, such as lenses, prisms, filters and mirrors. An optoelectronic subsystem typically consists of one or more optoelectronic devices that are combined with other electronic components for integration into an end-product. Optoelectronic devices and subsystems, and medical imaging systems, are used for a wide variety of applications ranging from simple functions, such as the detection of paper in the print path of a laser printer, to complex monitoring, measurement or positioning functions, such as in industrial robotics where the subsystem is used to detect the exact position, motion or size of another object. Because optoelectronic devices and subsystems can be used in a wide variety of measurement, control and monitoring applications, optoelectronics may be used in a broad array of industrial applications.

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

   Silicon pressure sensors and microstructures are based upon the same process technologies as the optoelectronic components and are also used as components in a variety of applications primarily in the automotive, medical, and industrial markets. Typical applications include pressure sensing in fuel vapor systems, engine controls, respiration and aneasthesia machines, and industrial pressure transducers, and heating, venting and air-conditioning markets. The Company sells its products in die form to other sensor companies as well as packaged parts. A primary focus of the companies' pressure products has been in the precision low-pressure segment of the silicon sensor market, where the performance of its parts allow replacement of non-silicon sensors with lower cost silicon components.

   Security and Inspection Products. A variety of products are currently used worldwide in security and inspection applications. These products include single energy x-ray equipment, dual energy x-ray equipment, metal detectors, trace detection systems that detect particulate and chemical traces of explosive materials, computer tomography ("CT"), scanners and x-ray machines employing backscatter detection technology. To date, most of these products have been deployed primarily at commercial airports worldwide. The Company believes that the growth in the market for security and inspection products will continue to be driven by the increased perception of threat fueled by recent terrorist incidents, increased government mandates and appropriations, and the emergence of a growing market for the non-security applications of its products.

   In the 1970s, principally in response to civilian airline highjackings, the U.S. Federal Aviation Administration ("FAA") established security standards by setting guidelines for the screening of carry-on baggage for weapons such as guns and knives. These standards were later mandated by the United Nations for adoption by all of its member states. The Company believes that to date the imposition of these standards has resulted in the installation of over 10,000 x-ray inspection systems installed in airports worldwide. Additionally, the United Kingdom Department of Transport has required the United Kingdom's commercial airports to deploy systems for 100% screening of international checked baggage since the end of 1998, and the European Civil Aviation Conference, an organization of 33 member states, has agreed to implement 100% screening of international checked baggage in the future. In the United States, largely in response to the explosion of Pan Am Flight 103 in December 1988, Congress enacted the Aviation Security Improvement Act of 1990 which, among other initiatives, directed the FAA to establish and implement strict security measures and to deploy advanced technology for the detection of various contraband, including explosives, drugs, and currency. In July 1996, President Clinton formed the White House Commission on Aviation Safety and Security (the "Gore Commission"), to review airline and airport security and to oversee aviation safety. In response to the initial report released by the Gore Commission, the United States enacted legislation that includes $144 million in appropriations for the initial deployment of advanced security and inspection technology at major U.S. airports. The Clinton Administration is continuing to fund procurements of $100 million annually for state-of-the-art detection equipment at major U.S. airports. A portion of this funding is allocated for TIP Ready X-ray (TRX) systems at security checkpoints throughout the nation. Rapiscan, through FAA funding, has deployed some 40 TIP systems in the last two years and is currently one of the vendors being evaluated for procurement decisions.

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

Growth Strategy

   The Company's objectives are to be a leading provider of specialized optoelectronic and silicon pressure-sensor products, to enhance its position in the international inspection and detection marketplace and to leverage its expertise in the optoelectronic technology industry by entering into new end-product markets on a selective basis. Key elements of this strategy include:

   Leverage its Optoelectronic Design and Manufacturing Expertise to Address New Applications. The Company believes that one of its primary competitive strengths is its expertise in designing and manufacturing specialized optoelectronic subsystems for its OEM customers in a cost-effective manner. The Company currently designs and manufactures devices and subsystems for over 200 customers serving over 100 applications. The Company has developed this expertise in the past through internal research and development efforts and through selective acquisitions. In 1990, the Company acquired UDT Sensors, Inc. ("UDT Sensors") to broaden its expertise and capabilities in developing and manufacturing optoelectronic devices and subsystems. In 1993, the Company acquired Rapiscan Security Products Limited ("Rapiscan U.K.") and, through Rapiscan Security Products (U.S.A.), Inc. ("Rapiscan U.S.A.") (Rapiscan U.S.A. and Rapiscan U.K. are sometimes collectively referred to as "Rapiscan"), commenced its operations as a provider of security and inspection products in the United States. Thereafter, in 1993, the Company acquired Ferson Optics, Inc. ("Ferson Optics") for its passive optic technologies. In 1994, the Company commenced operations of Opto Sensors (Malaysia) Sdn. Bhd. ("OSI Malaysia") to take advantage of low cost manufacturing. In 1997, the Company acquired Advanced Micro Electronics AS ("AME") for AME's hybrid optoelectronic capabilities.

   In September 1998, the Company acquired Osteometer, a Danish manufacturer of diagnostic scanners used to detect osteoporosis. The Company paid $7.9 million in cash, including professional fees associated with the acquisition. Osteometer concentrates on the development of small, cost optimized scanners making it possible for small clinics to offer their patients a cost effective diagnosis of osteoporosis and is committed to the development of scientifically and clinically validated devices that result in accurate, precise, reliable and cost effective diagnosis. Due to the global decline in the bone densitometer market, the Company recently announced the closure of Osteometer's manufacturing facilities in Denmark. Currently, the Company intends to relocate certain of these operations to the United States over the next several months. The Company expects to incur additional expenses in connection with the discontinuation of those operations and their intended relocation to the United States, which will be recorded in future periods. The osteoporosis industry is currently weak and is expected to remain so for at least the near-term.

   In November 1998, the Company purchased the security products business of Metorex International Oy ("Metorex Security") of Espoo, Finland. The Company paid $4.7 million in cash, including professional fees associated with the acquisition. In July 1999, the Company paid 4.4 million Finnish markka (approximately $759,000), in lieu of contingent payments of up to $1.5 million, based on future sales.

   The acquisition of Metorex Security brings a complete security metal detection product line to the Company. "Metor" brand security archway metal detectors are among the most widely recognized such products in the world. These metal detectors complement the x-ray screening systems supplied by Rapiscan. Metorex Security continues to supply a large number of systems to the U.S. Government, as well as to customers around the world. The products include Metor 100 series archways, as well as Metor 200 series zonal archways. The Company's MetorNet(TM) product allows monitoring and control of multisystem installations.

   In November 1998, the Company acquired all the outstanding stock of Silicon Microstructures, Inc. ("SMI"), a silicon pressure-sensor manufacturer, from Exar Corporation of Fremont, California. The Company paid $2.7 million in cash, including professional fees associated with the acquisition. The Company may pay up to an additional $3.9 million in cash, at a later date, based on future sales. The designs and processes of SMI allow leveraging of the Company's silicon wafer fabrication technologies to initially serve pressure-sensor markets and extend into the future to a variety of products based on mechanical structures in silicon.

   In December 1998, the Company acquired most of the assets and assumed certain liabilities of Corrigan Canada Ltd. ("Corrigan"), a Canadian security products manufacturer, for approximately $476,000 in cash, including professional fees associated with the acquisition.

   In January 1999, the Company acquired Aristo Medical Products, Inc. ("Aristo") for approximately $277,000 in cash, including professional fees associated with the acquisition. Aristo develops and manufactures new generation pulse oximeter probes used in the medical field.

   In August 1998, the Company invested $315,000, including professional fees associated with the acquisition, in Square One Inc. ("Square One") for an equity share of approximately 16%. Square One develops and manufactures infrared-based patient monitoring medical subsystems.

   During fiscal 1999, the Company invested $1,002,000, including professional fees associated with the acquisition, in TFT Medical, Inc. ("TFT Medical") (formerly known as Physiometrics, Inc.) for an equity share of approximately 40%. TFT Medical develops new generation pulse oximeter instruments and probes for use in the medical field.

   The Company intends to continue to build this expertise in order to address a greater number of applications. By expanding the number of potential applications its products may serve, the Company intends to increase its business with existing customers and attract new customers.

   Further Penetrate Existing Security and Inspection Markets and Expand into Other Markets. For the year ended June 30, 1999, the Company continued to expand sales of its security and inspection products beyond the traditional focus on airports and airlines to include government buildings, customs facilities, courthouses, school districts, departments of corrections and businesses for their respective security and inspection needs. The Company intends to continue to expand its sales and marketing efforts both domestically and internationally to capitalize on opportunities in its existing markets for new installations as well as opportunities to replace, service and upgrade existing security installations. In addition, through research and development and selective acquisitions, the Company intends to enhance and expand its current product offering to better address new applications including automatic bomb detection and cargo scanning.

   The Company believes that its strategy will enable it to take advantage of the growth its existing markets are experiencing and to benefit from additional growth that these new and enhanced products will provide.

   Capitalize on Vertical Integration. The Company believes that it offers significant added value to its OEM customers by providing a full range of vertically integrated services including component design and customization, subsystem concept design and application engineering, product prototyping and development, and efficient pre-production, short-run and high volume manufacturing. The Company believes that its vertical integration differentiates it from many of its competitors and provides value to its OEM customers, who can rely on the Company to be an integrated supplier of an optoelectronic subsystem. In addition, the Company's vertical integration provides several other advantages in both its optoelectronic devices and subsystems and security and detection product lines. These advantages include reduced manufacturing and delivery times, lower costs due to its access to competitive international labor markets and direct sourcing of raw materials, and quality control. Further leverage is obtained by extending the silicon wafer fabrication processes to manufacture the pressure sensors and microstructure processes of SMI. The Company intends to continue to leverage its vertically integrated services to create greater value for its customers in the design and manufacture of its products. The Company believes that this strategy better positions the Company for penetration into other end markets.

   Capitalize on Global Presence. The Company operates from locations in the United States, Europe, Asia and Canada. The Company views its international operations as providing an important strategic advantage over competitors in both the optoelectronic device and subsystem market and the security and inspection market for three primary reasons. First, international manufacturing facilities allow the Company to take advantage of competitive labor rates in order to be a low cost producer. Second, its international offices strengthen its sales and marketing efforts and its ability to service and repair its systems by providing direct access to growing foreign markets and to its existing international customer base. Third, multiple manufacturing locations allow the Company to reduce delivery times to its global customer base. In the future, the Company intends to develop new sources of manufacturing and sales capabilities to maintain and enhance the benefits of its international presence.

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

Products and Technology

   The Company designs, develops, manufactures and sells products based on its core optoelectronic and silicon pressure-sensor technology. These products range from discrete devices to value-added subsystems to complete x-ray security and inspection products, and medical imaging systems.

   Discrete Devices and Subsystems, and Medical Imaging Systems. Optoelectronic and silicon pressure-sensor devices generally consist of both active and passive components. Active components sense light of varying wavelengths and convert the light detected into electronic signals, whereas passive components amplify, separate or reflect light. Active components manufactured by the Company consist of silicon photodiodes and hybrid photodetectors. Passive components include lenses, prisms, filters, mirrors and other precision optical products that are used by the Company in the manufacture of its optoelectronic products or are sold to others for use in telescopes, laser printers, copiers, microscopes and other detection and vision equipment. A second group of discrete devices are the pressure sensors and microstructures of SMI. These are primarily manufactured in the same wafer fabrication facility as the optoelectronic components, thereby achieving greater utilization and economy of scale in this specialized facility. The same lithographic, furnace and metal processes are combined with silicon etching to form precise miniature electromechanical structures in silicon. SMI has developed specific structural designs that concentrate stresses and provide higher signals and improved performance over conventional silicon pressure sensors. The devices manufactured by the Company are both standard products and products customized for specific applications. Most of the devices manufactured by the Company are incorporated by it into the subsystems that it manufactures. The Company does, however, also sell its discrete devices separately to OEMs. Direct sales of devices to third parties constituted less than 10% of the Company's revenues in each of fiscal 1998 and fiscal 1999.

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

   The Company has also moved into the field of manufacturing and selling the DTX 200 (DEXACARE) and U.S. Food & Drug Administration ("FDA")-approved forearm DEXA (Dual Energy X-Ray) densitometer, which is used to diagnose osteoporosis as well as to provide follow-up bone density measurements. The Company also produces the ultrasound DTU-One, the first commercially available scanner using imaging capability for the diagnosis of osteoporosis. The DTU-One is currently not available for sale in the United States, although the Company filed for pre-market approval ("PMA") from the FDA in Spring 1998. It has been the experience of the Company and other similarly situated companies that FDA approval on PMAs for ultrasound devices can take 12 to 18 months from date of submission on average, but this is an estimate only and the Company does not know when the FDA process will be completed or what the outcome will be.

   Security and Inspection Equipment. The Company manufactures and sells a range of security and inspection equipment that it markets under the "Rapiscan," "Secure" and "Metor" brand names. To date, the security and inspection equipment has principally been used at airports to inspect carry-on and checked baggage for guns and knives. However, inspection products are increasingly being used for both security purposes at a wide range of facilities other than airports and for other non-security purposes. For fiscal years 1997, 1998 and 1999, approximately 27.3%, 22.0%, and 20.5% respectively, of the Company's security and inspection revenues were derived from the sale of inspection products to airlines and airports, and the balance of such revenues were derived from all other sales.

   The Company's inspection and detection products combine the use of x-ray technology with the Company's core optoelectronic capabilities. The base models of its product line use single energy x-ray technology and are used for identifying weapons with distinct shapes, such as guns and knives. The Company's enhanced models combine dual- or multi-energy x-ray technology with computer enhanced imaging technology to facilitate the detection of materials such as explosives, narcotics, currency or other contraband. While all x-ray systems produce a two-dimensional image of the contents of the inspected material, the dual-energy x-ray systems also measure the x-ray absorption of the inspected materials' contents at two x-ray energies to determine the atomic number, mass and other characteristics of the object's contents. The different organic and non-organic substances in the inspected material are displayed in various colors. This information is then displayed to an operator of the inspection equipment who can identify and differentiate the objects in the inspected materials. These systems range in size from compact tabletop systems to large cargo pallet inspection systems weighing over 100,000 lbs.

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

   In the field of inspection of people, the Company's "Secure" brand product line uses x-ray systems employing backscatter detection technology. Secure 1000 is an electronic screening system for hands off people screening. The system is based on an extremely low dose of backscatter x-ray imaging to detect contraband and weapons concealed underneath clothing and hair. The system provides better screening than metal detectors as it detects very small amounts of metal as well as non-metallic contraband.

   In order to monitor the performance of operators of the x-ray baggage screening systems that are used in the United States airports, the FAA has implemented a computer-based training and evaluation program known as the Screener Proficiency Evaluation And Reporting System ("SPEARS"). To continuously monitor the effectiveness of the screening system and its operator, test threat images, such as weapons, are projected into the images of actual parcels being inspected. The results of these tests are available to government agencies. The FAA is currently evaluating TRX (TIP Ready X-Ray) systems for procurement and deployment. The Company is participating as a finalist in the initial phase of this procurement.

   The following table sets forth certain information related to the standard security and inspection products currently offered by the Company. The Company does, however, also customize its standard products to suit specific applications and customer requirements:

                                                                         SELECTED
   MODEL (technology)                APPLICATIONS                     INSTALLATIONS
   ------------------                ------------                     -------------
Rapiscan 19               Inspection of incoming package      Embassies
 (single energy)
Rapiscan 119                                                  Post offices
 (single energy)                                              Courthouses
                                                              High risk office buildings
                                                              Manufacturing companies
Rapiscan 300 Series       Inspection of hand carried baggage  Airports
 (160 kVx-ray source,                                         Prisons
 single                                                       Government buildings
 energy and dual energy)                                      Nuclear facilities
Rapiscan 500 Series-      Airport hand carried and checked    Airports
 Standard                 baggage                             Cruise ships
 Tunnel                   Pallet inspection                   Freight shippers
 (single view and dual    Customs inspections                 Border crossings
 view                     Agriculture inspection
 160 kV x-ray source,
 single
 energy and dual energy)
Rapiscan 500 Series-      Large pallet inspection             Airports
 Large                    Customs inspections                 Freight shippers
 Tunnel                                                       Border crossings
 (single view and dual                                        High risk seaport locations
 view
 320-450 kV (x-ray
 source)
Rapiscan 500 Series-Mo-   Mobile x-ray inspection             Conventions and special events
 bile                                                         Airports
 Systems (x-ray van or                                        Customs inspections
 trailer)                                                     Border crossing
Rapiscan Series 2000      Fixed Site Cargo Inspection Systems Airports
 Cargo                                                        Freight Shippers
 Inspection Systems                                           Border Crossings
Metor 100 Series          Archway metal detection             Airports
                                                              Government buildings
                                                              Conventions and special events
Metor 200 Series          Zonal archway metal detection       Airports
                                                              Prisons
                                                              Nuclear facilities
SECURE 1000               High Security Personnel Inspection  Prisons
 (non-intrusive personal                                      Military Facilities
 screening system)
SPEAR (Threat Image       Performance Monitoring              Any Rapiscan 500 Series
 Projection ("TIP")                                           System
 Software)

Markets, Customers and Applications

   Optoelectronic and Silicon Pressure-Sensor Devices and Subsystems. The Company's optoelectronic and silicon pressure-sensor devices and subsystems are used in a broad range of products by a variety of customers. The following chart illustrates, for the year ended June 30, 1999: (i) the major product categories for which the Company provided optoelectronic and silicon pressure-sensor products; and (ii) certain representative customers in each such category. The Company expects that the list of product categories, the amount of business derived from each such product category, and the composition of its major customers will vary from period to period.

    Product Category                            Representative Major Customers
    ----------------                            ------------------------------
    Computed Tomography and X-Ray Imaging       Picker International
                                                InVision Technologies
    Aerospace and Avionics                      EDO Barnes
                                                Allied Signal
                                                Honeywell Avionics
                                                Litton Systems
    Medical Monitoring                          Datascope
                                                BCI
    Analytical, Medical Diagnostics and
    Particle Analyzers                          Abaxis
                                                Leica
                                                Coulter Corporation
    Office Automation and Computer Peripherals  Xerox
                                                Eastman Kodak
                                                Dr. Johannes Heidenhain
    Construction, Industrial Automation and
    Exploration                                 Schlumberger
                                                Spectra Physics
                                                Baumer Electric
    Military/Defense and Weapons Simulations    Lockheed Martin (Loral)
                                                Raytheon
                                                Norsk Forsvarstekmol
    Bar Code Scanners                           Symbol Technologies
    Gaming Industry                             Bally Gaming
    Automotive                                  Motorola
                                                Analog Microelectronics GMBH
    Medical                                     Siemens Elcma
                                                Resmed Corp.
                                                Endosonics Corp.
    Industrial                                  Honeywell Corp.
                                                OJ Electronics

   During fiscal 1999, the Company entered into a number of significant agreements for the sale of the Company's optoelectronic and silicon pressure-sensor devices and subsystems. Some of the principal agreements are the following.

   In fiscal 1998, the Company received a $2.3 million purchase commitment from a U.S. defense systems manufacturer, for optoelectronic subsystems. These subsystems were shipped during fiscal 1999 and will be finished shipping during fiscal 2000.

   In August 1998, the Company entered into a Master Purchase Agreement with a long-term customer, for $31.1 million of optical subsystems to be used in medical products. Of this amount, $8.1 million represents a firm order received in fiscal 1998, $4.4 million was received in fiscal 1999 and the rest is cancellable based on convenience and other terms of the agreement. The subsystems are being delivered over a four-year period.

   In September 1998, the Company received an order of approximately $10.0 million from the seismic services division of the world's largest oil services company. The contract is for hybrid optoelectronic subsystems that will be incorporated into sea-floor scanning devices. These systems began to be shipped during fiscal 1999 and will be finished shipping during fiscal 2000. Due to the worldwide decline in the oil exploration business, the Company and the customer have subsequently agreed to reduce total shipments relating to the order, to approximately $7.0 million.

   Security and Inspection Products. Since entering the security and inspection products market in 1993, the Company has shipped approximately 3,500 units to approximately 50 countries. The following is a list of certain customers and/or installations that have purchased the Company's security and inspection products since January 1993:

                  Overseas                               Domestic
                  --------                               --------
   Nanjing Airport, People's Republic of
    China                                  American Airlines
   Prague Airport, Czech Republic          Bush Intercontinental Airport
   Gatwick Airport, England                Continental Airlines
   Heathrow Airport, England               Delta Airlines
   TNT Freight, England                    Federal Courthouses
   Japanese Embassies, worldwide           Federal Reserve Bank
   Malaysian Airport Berhad, Malaysia      JFK International Airport
   HAJ Terminal, Saudi Arabia              Los Angeles County Courthouse
   Dubai Airport, U.A.E.                   Los Angeles International Airport
   United Kingdom Prison System, United
    Kingdom                                Miami Airport
   INFRAERO, airports, Brazil              Orlando Airport
   Chek Lap Kok International Airport,
    Hong Kong                              Ronald Reagan National Airport
   Pudong Shanghai International Airport,
    P.R. China                             USAir
   Airport Authority of Japan              U.S. Government
   Nagano Olympic Games 1998               California Department of Corrections
   Kremlin, Russia                         U.S. Department of Corrections
   Schiphol Airport, Netherlands           Empire State Building
   New Zealand Customs, New Zealand        World Trade Center

   Because the market for most security and inspection products developed in response to civilian airline highjackings, historically a large portion of the Company's security and inspection products were sold and continue to be sold for use at airports. Recently, however, the Company's security and inspection products have been used for security purposes at locations in addition to airports, such as courthouses, government buildings, mail rooms, schools, prisons and at unique locations such as Buckingham Palace in London, England. In addition, the Company's security and inspection products are increasingly being used for non-security purposes, such as for cargo inspection to detect narcotics and contraband, prevention of pilferage at semiconductor manufacturing facilities, quality assurance for agricultural products, and the detection of gold and currency.

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

   During fiscal 1999, the Company entered into a number of significant agreements for the development and sale of the Company's security and inspection products. Some of the principal agreements are the following.

   In November 1996, the Company entered into a $14 million contract with a foreign customer to deliver 16 large cargo scanners. Eight of these cargo scanners were shipped during fiscal 1998 and the balance were shipped during fiscal 1999. Some installations are to be completed and spare parts are expected to ship in the future.

   In September 1998, the Company entered into an agreement with the Federal Aviation Administration for advanced contraband detection systems with Threat Image Projection ("TIP") features. The systems began to be shipped to Category X airports (designated due to their high security priority) in the United States during fiscal 1999 and the remainder will be shipped during fiscal 2000. In addition, the FAA ordered Rapiscan training computers to assist in the instruction of advanced detection technologies to security personnel.

   In January 1999, the Company entered into an agreement with the People's Republic of China to upgrade and provide technical support for the Vehicle Cargo X-ray System ("VCXS") operated by the Chinese customs authority at Shenzhen, near Hong Kong. The VCXS system allows a fast, detailed inspection of fully loaded trucks, and 20-foot and 40-foot containers in lieu of a full manual search.

   In March 1999, the Company was awarded a contract by BAA plc, the operator of 11 airports around the world, including London's Heathrow Airport, the busiest international airport in the world. Rapiscan U.K. will supply, install and maintain approximately 100 x-ray systems used in screening cabin baggage for explosives, weapons and other contraband. These systems feature advanced detection software, including TIP. The agreement also provides for Rapiscan U.K. to provide maintenance and support services on the installed systems for five years.

Marketing, Sales and Service

   The Company markets and sells its optoelectronic and silicon pressure-sensor devices and subsystems, and medical imaging systems, worldwide through both a direct sales and marketing staff of 30 employees and indirectly through a network of approximately 47 independent sales representatives and distributors. Most of the in-house sales staff is based in the United States while most of the independent sales representatives and distributors are located abroad. Since the acquisition of AME in March 1997, the Company's marketing efforts in Europe have been conducted through AME's sales and marketing staff and through a network of approximately eight independent sales representatives. The Company markets and sells its security and inspection products worldwide through a direct sales and marketing staff of approximately 34 employees located in the United States, Finland, Canada, the United Kingdom, Dubai, and Malaysia and through a network of approximately 133 independent sales representatives.

   The Company's optoelectronic and silicon pressure-sensor products and medical imaging systems sales staff, located in the United States, Denmark and Norway, is supported by an applications engineering group whose members are available to provide technical support. This support includes designing applications, providing custom tooling and process integration, defining solutions for customers and developing products that meet customer defined specifications. The security and inspection and medical imaging products sales staff is supported by a service organization of approximately 32 persons, located primarily in the United States, the United Kingdom, Finland and Malaysia. The Company also supports these sales and customer relations efforts by providing operator training, computerized training and testing equipment, in-country service, software upgrades, service training for customer technicians and a newsletter on security issues.

   The Company considers its maintenance service operations to be an important element of its business. After the expiration of the standard product warranty period, the Company is often engaged by its customers to provide maintenance services for its security and inspection products through annual maintenance contracts. The Company believes that its international maintenance service capabilities allow it to be competitive in selling its security and inspection products. Furthermore, the Company believes that as its installed base of security and inspection products increases, revenues generated from such annual maintenance service contracts and from the sale of replacement parts will increase. In fiscal 1998 and 1999, maintenance service revenues and replacement part sales collectively represented 3.5%, and 3.6% respectively, of the Company's revenues.

Research and Development

   The Company's components and optoelectronic subsystems are designed and engineered at the Company's facilities in either Hawthorne and Fremont, California, or Horten, Norway. The subsystems that the Company manufactures are engineered by the Company to solve specific application needs of its OEM customers. The Company's customers typically request that the Company design custom optoelectronic solutions for their specific needs when standard components or subsystems are not available from other manufacturers of optoelectronic and silicon pressure-sensor devices. After an end-product has been conceptualized by the OEM, the Company normally will involve its engineers to design the application, establish the mechanical specifications for the application, create the appropriate subsystem architecture for the application, and design the development, production and assembly process for the manufacture of the ultimate subsystem. However, because the Company has the engineering, tooling and manufacturing capabilities to design and manufacture entire subsystems, and not just a specific component, the Company typically also designs, manufactures and assembles the entire subsystem for the customer. Because the Company's engineers are able to provide additional value and services to its customers through the entire production process from concept to completion, the Company considers its engineering personnel to be an important extension of its core sales and marketing effort.

   In addition to close collaboration with the Company's customers in the design and development of optoelectronics-based products, the Company maintains an active program for the development and introduction of new products and enhancements and improvements to its existing products, including the implementation of new applications of its technology. The Company seeks to further develop its research and development program and considers such a program to be an important element of its business and operations. As of June 30, 1999, in addition to the engineers that the Company employed in manufacturing, process design and applications development, the Company engaged approximately 64 full-time engineers and technicians in research and development. During fiscal 1998 and 1999, the Company's research and development expenses were approximately $3.8 million and $5.7 million, respectively. A significant portion of the increase in research and development in fiscal 1999 is the result of acquisitions during that year. In order to fulfill its strategy of increasing its security and inspection product lines and of enhancing the capabilities of its existing products, the Company intends to continue to increase its research and development efforts in the future.

   The Company's security screening products are designed at Rapiscan U.S.A.'s facilities in Hawthorne, California and Rapiscan U.K.'s facilities in Crawley, England and Espoo, Finland. These products include mechanical, electrical, electronic, digital electronic and software subsystems, which are all designed by the

Company. In addition to product design, the Company provides system integration services to integrate its products into turnkey systems at the customer site. The Company supports cooperative research projects with government agencies and, on occasion, provides contract research for its customers and government agencies.

Manufacturing and Materials Management

   The Company currently has manufacturing facilities in the United Kingdom, Malaysia, Finland, Canada, Norway and Denmark, in addition to its manufacturing facilities in Hawthorne and Fremont, California and Ocean Springs, Mississippi. The Company recently announced that its facilities in Denmark will be closed. The Company's principal manufacturing facility is in Hawthorne, California. However, most of the Company's high volume, labor intensive manufacturing and assembly is generally performed at its facilities in Malaysia. Since most of the Company's customers currently are located in Europe and the United States, the Company's ability to assemble its products in these markets and provide follow-on service from offices located in these regions is an important component of the Company's global strategy.

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

   The principal raw materials and subcomponents used in producing the Company's optoelectronic devices and subsystems consist of silicon wafers, ceramics, electronic subcomponents, light emitting diodes, phototransistors, printed circuit boards, headers and caps, housings, cables, filters and packaging materials. For cost, quality control and efficiency reasons, the Company generally purchases raw materials and subcomponents only from single vendors with whom the Company has ongoing relationships. The Company does, however, qualify second sources for most of its raw materials and subcomponents, or has identified alternate sources of supply. The Company purchases the materials pursuant to purchase orders placed from time to time in the ordinary course of business. The silicon-based optoelectronic devices manufactured by the Company are critical components in most of its subsystems. Since 1987, the Company has purchased substantially all of the silicon wafers it uses to manufacture its optoelectronic devices from Wacker Siltronic Corp. Although to date the Company has not experienced any significant shortages or material delays in obtaining any of its raw materials or subcomponents, there can be no assurance that the Company will not face such shortages or delays in one or more of these materials in the future.

   Substantially all of the optoelectronic devices, subsystems, circuit boards and x-ray generators used in the Company's inspection and detection systems are manufactured in-house. The metal shells of the x-ray inspection systems, and certain standard mechanical parts are purchased from various third-party unaffiliated providers.

Patents and Trademarks

   In July 1999, as part of the settlement of an arbitration, the Company entered into a nonexclusive patent license agreement with EG&G, Inc. ("EG&G") for U.S. Patent No. 4,366,382, which expires in 2000. Under the fully paid up license, for which the Company has paid $450,000, the Company is permitted to make, use and sell or otherwise dispose of security and inspection products that use an x-ray line scan system for baggage inspection purposes covered by EG&G's patent. The Company may be required to make additional payments of up to $350,000, based on certain potential future orders and shipments.

   In December 1998, as part of the settlement of certain litigation, the Company and Lunar Corporation ("Lunar") made payments to each other which resulted in a net payment to the Company of $400,000. As part of the settlement, the parties entered into a license agreement pursuant to which the Company, Rapiscan and UDT were granted a fully paid up worldwide, nonexclusive license under U.S. Patent Nos. 4,626,688 (the "688 patent") and 5,138,167 (the "167 patent") in the non-medical field. The Company paid Lunar $1.5 million for this fully paid up license.

   Prior to the Company's acquisition of Osteometer in September 1998, Osteometer had also been involved in litigation with Lunar regarding the 688 and 167 patents. In December 1998, the parties to this litigation entered into a settlement agreement. As a part of the settlement, the parties entered into a license agreement pursuant to which Osteometer was granted a worldwide, nonexclusive license under the 688 and 167 patents for certain bone densitometers. Osteometer made an initial royalty payment of $250,000 with respect to products manufactured prior to the entering into of this license agreement and the Company will make royalty payments on future sales of the licensed products. The license expires in December 2003 or the last to expire of the licensed patents, whichever is later.

   Rapiscan owns U.S. Patent No. 5,181,234 covering personnel screening systems and manufactures the Secure 1000 in accordance to the patent. This patent was issued in 1993 and expires in 2010. Rapiscan utilizes the trademarks Rapiscan(R) and Secure(TM).

   SMI owns U.S. Patent No. 5,812,047, which applies in connection with the manufacture of silicon pressure-sensor devices. The patent expires in 2017. SMI has other patent applications pending for various applications; it is unknown at this time if these patents will be issued.

   Metorex Security's "Metor" trademark is registered in 25 countries, including the United States, the European Union countries and Japan. Metorex Security has also registered the trademark "Metorscan" in the United States and the European Union countries. Metorex Security utilizes four patents registered in the United States (U.S. Patent Nos. 4605898, 5121105, 5047718, 4894619) and
other countries, including the European Union countries. These patents were issued between 1986 and 1995, with expirations between 2002 and 2008. The patents cover various improvements in metal detection systems.

   The Company believes that the above patents and trademarks are important to the Company's business. The loss of some of these patents or trademarks might have a negative impact; however, the Company operates in a competitive environment with a known customer base and relies mainly on providing value for money with quality products and services to ensure continuing business.

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

Competition

   The markets in which the Company operates are highly competitive and characterized by evolving customer needs and rapid technological change. The Company competes with a number of other manufacturers, many of which have significantly greater financial, technical and marketing resources than the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, adapt more quickly to changes in customer requirements, have stronger customer relationships, have greater name recognition, and devote greater resources to the development, promotion and sale of their products than does the Company. There can be no assurance that the Company will be able to compete successfully against any current or future competitors in either the optoelectronic and silicon pressure-sensor devices and subsystems and medical imaging systems market or the security and inspection market or that future competitive pressures will not materially and adversely affect its business, financial conditions and results of operations.

   In the optoelectronic and silicon pressure-sensors devices and subsystems market, competition for optoelectronic devices and subsystems is based primarily on such factors as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support, and on the ability to provide fully integrated services from application development and design through volume subsystem production. The Company believes that its major competitors in the optoelectronic device and subsystem market are EG&G Electro-Optics, a division of EG&G, Inc., Hamamatsu Corporation, and Honeywell Optoelectronics, a division of Honeywell, Inc. Because the Company specializes in custom subsystems requiring a high degree of engineering expertise, the Company believes that it generally does not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components. Competition for the Company's medical imaging products comes principally from Lunar Corporation, Hologic, Inc. and Norland Medical Systems, Inc. In the case of silicon pressure-sensors and microstructures, the Company bases much of its current competitive position on pressure sensor performance, particularly at low pressures, and process and manufacturing controls, particularly in the automotive areas. Customer support and design expertise are also very important. The Company believes that its primary silicon pressure-sensor competitors include IC Sensors Division of EG&G, Inc., Novasensor Division of Lucas Controls, Sensym ICT, and Motorola Semiconductor group.

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

Backlog

   The Company measures its backlog as orders for which purchase orders or contracts have been signed, but which have not yet been shipped and for which revenues have not yet been recognized. The Company typically ships its optoelectronic and silicon pressure-sensor devices and subsystems, and medical imaging systems, as well as its security and inspection products within one to three months after receiving an order. However, such shipments may be delayed for a variety of reasons including any special design or engineering requirements of the customer. In addition, large orders (more than ten machines) of security and inspection products typically require more lead time.

   Large cargo scanning machines require six to twelve months lead time. The only significant shipping delays which the Company has experienced are with large cargo scanners. Such delays can occur for any of the following reasons:
(i) additional time necessary to conduct large cargo inspections at the factory before shipment; (ii) the customer's needs to engage in timely special site preparation to accommodate such a scanner, and as to which the Company has no control or responsibility; and (iii) additional fine tuning of such scanners once they are installed. The Company has experienced delays in shipping large cargo scanners to one customer because of logistical delays by that customer; however, all such delayed shipments of scanners to that customer were shipped during fiscal 1999.

   At June 30, 1999, the Company's backlog products totaled approximately $44.1 million, compared to approximately $46.9 million at June 30, 1998. Most of the Company's backlog as of June 30, 1999 is expected to be shipped during the fiscal year ending June 30, 2000. Any failure of the Company to meet an agreed upon schedule could lead to the cancellation of the related order. Variations in the size of the order, the product mix, and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of the Company's revenues for any future period and cannot be considered a meaningful indicator of the Company's performance on an annual or quarterly basis.

Employees

   As of June 30, 1999, the Company employed approximately 922 people, of whom 687 were employed in manufacturing, 64 were employed in research and development, 75 were employed in finance and administration, 64 were employed in sales and marketing, and 32 were employed in its service organization. Of the total employees, approximately 433 were employed in the United States, 26 in Canada, 191 were employed in Europe, 271 were employed in Asia, and one was employed in the Middle East. Thirty-two employees at AME and nine Metorex Security employees in Finland are members of a union and have collective bargaining rights. Other than the employees of AME and nine Metorex Security employees in Finland, none of the Company's other employees is unionized. There has never been a work stoppage or strike at the Company, and management believes that its relations with its employees are good.

ITEM 2. Properties

   The Company owns three buildings (approximately 88,000 square feet) which comprise its principal facility in Hawthorne, California. This facility is used for manufacturing, engineering, sales and marketing.

   As of June 30, 1999, the Company leased all of its other facilities, as reflected in the following table:

                                                                          Approximate     Lease
Location                 Description of Facility                         Square Footage Expiration
--------                 -----------------------                         -------------- ----------
Hawthorne, California    Manufacturing, engineering, sales and
                         marketing and service                               41,600        2006
Ocean Springs,           Manufacturing, engineering and sales and
 Mississippi             marketing                                           41,800        2001
Fremont, California      Manufacturing, engineering, sales and
                         marketing and service                                6,500        2001
Princeton, New Jersey    Service and sales and marketing                      2,900        2001
Georgetown, Canada       Manufacturing, engineering, sales and
                         marketing and service                               22,000        2003
Johor Bahru, Malaysia    Manufacturing and sales                             13,500        1999
Johor Bahru, Malaysia    Manufacturing                                       21,000        2000
Singapore, Republic of
 Singapore               Administrative and materials procurement             3,000        2000
Crawley, United Kingdom  Manufacturing, engineering, sales and marketing     18,700        2011
Hayes, United Kingdom    Service                                              3,900        2003
Horten, Norway           Manufacturing, engineering, sales and marketing     19,800        2008
Espoo, Finland           Manufacturing, engineering, sales and marketing     13,300        2001
Horsholm, Denmark        Manufacturing, engineering, sales and marketing     34,900        2009

   The Company's lease of facilities in Johor Bahru, Malaysia covering approximately 13,500 square feet will expire in November 1999 and it is anticipated that this lease will be extended on terms yet to be negotiated. The Company's lease of facilities in Johor Bahru, Malaysia covering approximately 21,000 square feet will expire in April 2000 and it is anticipated that this lease will be extended on terms yet to be negotiated.

   The Company's lease of facilities in Singapore will expire during fiscal 2000. The Company expects to renew this lease but has not yet begun negotiations with respect thereto.

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

ITEM 3. Legal Proceedings

   In October 1994, UDT Sensors entered into a Consent Judgment and a Criminal Plea and Sentencing Agreement (collectively, the "Consent Agreements") with the United States of America. The charges contained in the Consent Agreements relate to high-reliability optoelectronic subsystems that UDT Sensors manufactured for use in military aircraft, attack helicopters and submarines. In the Consent Agreements, UDT Sensors agreed that it had not tested 100% of these products as required by the applicable military specifications. Under the terms of the Consent Agreements, UDT Sensors has paid a total of $1.5 million, plus interest, in five annual installments ending on March 31, 1999. UDT Sensors was placed on probation for the five-year period ending March 31, 2000 with respect to sales of optoelectronic subsystems for use by the U.S. Department of Defense. Probation does not, however, prohibit UDT Sensors from selling optoelectronic products to the United States, and UDT Sensors has, since the date of the Consent Agreements, continued to manufacture and sell the same optoelectronic products for use in military aircraft, attack helicopters and submarines. In addition, in order to ensure that UDT Sensors complies with all Federal procurement laws, UDT Sensors agreed to implement programs and practices to establish and monitor complying contracting procedures, and agreed to file periodic reports evidencing such practices and programs.

   The Company is also involved in routine litigation from time to time in the course of conducting its business.

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

   The following table sets forth the high and low sale prices of a share of the Company's Common Stock as reported by the Nasdaq National Market on a quarterly basis for the Company's fiscal years ended June 30, 1998 and 1999.

                                                                   High   Low
                                                                  ------ ------
   1998:
     Quarter ended December 31, 1997............................. $16.00 $10.88
     Quarter ended March 31, 1998................................ $16.00 $11.13
     Quarter ended June 30, 1998................................. $12.50 $ 9.25
   1999:
     Quarter ended September 30, 1998............................ $11.63 $ 7.13
     Quarter ended December 31, 1998............................. $ 8.75 $ 4.75
     Quarter ended March 31, 1999................................ $12.13 $ 4.75
     Quarter ended June 30, 1999................................. $ 6.13 $ 4.50

   As of September 23, 1999, there were approximately 90 holders of record of the Company's Common Stock. This number does not include beneficial owners holding shares through nominee or "street" name.

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

ITEM 6. Selected Financial Data

   The following table sets forth selected consolidated financial data of the Company as of and for each of the five fiscal years ended June 30, 1999 and is derived from the Consolidated Financial Statements of the Company. The consolidated financial statements as of June 30, 1998 and June 30, 1999, and for each of the years in the three-year period ended June 30, 1999, and the auditor's report thereon, are included elsewhere herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

                                          Year Ended June 30,
                         -------------------------------------------------------
                            1995       1996       1997       1998        1999
                         ---------- ---------- ---------- ----------  ----------
                            (In thousands, except share and per share data)
Consolidated Statements
 of Operations Data:
Revenues................ $   49,815 $   61,518 $   77,628 $   93,918  $  101,763
Cost of goods sold......     37,818     45,486     56,174     66,952      71,705
                         ---------- ---------- ---------- ----------  ----------
Gross profit............     11,997     16,032     21,454     26,966      30,058
Operating expenses:
  Selling, general and
   administrative.......      7,601      9,757     11,265     12,670      17,452
  Research and
   development..........      1,591      1,663      2,504      3,790       5,711
  Stock option
   compensation(1)......        --         --         856        --          --
  Goodwill
   Amortization.........        --         --          39        106         595
  Asset impairment
   charge(2)............        --         --         --         --        5,189
  In process research
   and development (3)..        --         --         --         --        2,579
  Restructuring costs
   (4)..................        --         --         --         --          458
                         ---------- ---------- ---------- ----------  ----------
    Total operating
     expenses...........      9,192     11,420     14,664     16,566      31,984
                         ---------- ---------- ---------- ----------  ----------
Income (loss) from
 operations.............      2,805      4,612      6,790     10,400      (1,926)
Interest expense
 (income)...............      1,251      1,359      1,197      ( 600)       (102)
                         ---------- ---------- ---------- ----------  ----------
Income (loss) before
 income taxes and
 minority Interest .....      1,554      3,253      5,593     11,000      (1,824)
Provision (benefit) for
 income taxes...........        413      1,111      1,416      2,752      (2,565)
                         ---------- ---------- ---------- ----------  ----------
Income before minority
 interest...............      1,141      2,142      4,177      8,248         741
Minority interest.......         17        117        --         --          --
                         ---------- ---------- ---------- ----------  ----------
Net income.............. $    1,158 $    2,259 $    4,177 $    8,248  $      741
                         ========== ========== ========== ==========  ==========
Net income available to
 common
 shareholders(5)........ $    1,357 $    2,308 $    4,269 $    8,248  $      741
                         ========== ========== ========== ==========  ==========
Net income per
 share(5)(6)............ $     0.22 $     0.38 $     0.68 $     0.92  $     0.08
                         ========== ========== ========== ==========  ==========
Weighted average shares
 outstanding(6).........  6,172,901  6,134,669  6,263,963  8,955,919   9,828,971
Consolidated Balance
 Sheet Data:
Cash and cash
 equivalents............ $    1,405 $      581 $      553 $   22,447  $    7,241
Working capital.........     12,117      6,044     10,800     52,417      41,468
Total assets............     30,780     35,309     47,333     86,822      93,371
Total debt..............     14,113     15,462     13,180      1,243       9,087
Total shareholders'
 equity................. $    4,951 $    7,194 $   16,809 $   65,915  $   65,782

--------
(1) Represents a charge resulting from the acceleration of the vesting periods of outstanding stock options having exercise prices below the fair market value on the date of grant. The charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $856,000, $514,000 and $514,000, respectively.

(2) Represents a charge resulting from the closure of the operations of Osteometer in Denmark. The charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $5,189,000, $1,635,000 and $1,635,000 respectively.
(3) Represents a charge resulting from acquired in process research and development of Osteometer, Metorex Security and SMI. The charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $2,579,000, $2,579,000 and $2,579,000 respectively.
(4) Represents a charge resulting from consolidating certain subsidiaries. The charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $458,000, $391,000 and $391,000 respectively.
(5) Gives effect to the conversion of certain subordinated debt into preferred stock and Common Stock in October and November 1996, and the issuance of Common Stock for the purchase of the remaining minority interests in certain subsidiaries in October and December 1996 as if such transactions occurred on July 1, 1994. Adjustments in each of the five years ended June 30, 1999 consist of: (i) the elimination of interest expense related to converted subordinated debt of $216,000, $166,000, $92,000, $0, and $0 net of income taxes, respectively; and (ii) the elimination of the minority interest in the net loss of subsidiaries of $17,000, $117,000, $0, $0 and $0, respectively.
(6) Assumes the conversion of 2,568,750 shares of preferred stock into 3,853,125 shares of Common Stock as of July 1, 1994. The preferred stock had a liquidation preference of $1.00 per share, and was otherwise entitled to the same voting, dividend and all other rights as the Common Stock.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. Although the Company believes that the assumptions upon which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies in the United States and other countries, foreign currency fluctuations, market and general economic factors, competitive factors including other companies' pricing and marketing efforts, availability of third-party products at reasonable prices, risks of obsolescence due to shifts in market demand, litigation outcomes and such other risks and uncertainties as are described in this Annual Report on Form 10-K and other documents previously filed or hereafter filed by the Company from time to time with the Securities and Exchange Commission. All forward-looking statements contained in this Annual Report on Form 10-K are qualified in their entirety by this statement.

Overview

   The Company is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic and silicon pressure-sensor micro-structure technology. The Company designs and manufactures optoelectronic and silicon pressure-sensor devices and value-added subsystems for OEMs for use in a broad range of applications, including security, medical diagnostics, telecommunications, gaming, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan," "Secure" and "Metor" brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. The Company has also, through the acquisition of Osteometer, expanded into the manufacture and sale of bone densitometers, which are used to provide bone loss measurements in the diagnosis of osteoporosis. In fiscal 1999, revenues from the sale of optoelectronic and silicon pressure-sensor devices and subsystems and medical imaging systems amounted to $55.5 million, or approximately 54.5% of the Company's revenues, while revenues from sales of security and inspection products amounted to $46.3 million, or approximately 45.5% of the Company's revenues.

   The Company was organized in May 1987. The Company's initial products were optoelectronic devices and subsystems sold to customers for use in the manufacture of x-ray scanners for carry-on airline baggage. In December 1987, the Company formed Opto Sensors (Singapore) Pte Ltd. ("OSI Singapore") to manufacture optoelectronic devices and subsystems. In April 1990, the Company acquired UDT Sensors' subsystem business. In February 1993, the Company acquired the security and inspection operations of Rapiscan U.K. and, through Rapiscan U.S.A., commenced its operations as a provider of security and inspection products in the United States. In April 1993, the Company acquired Ferson Optics, a U.S. manufacturer of passive optic components. In July 1994, the Company established OSI Malaysia to manufacture optoelectronic subsystems as well as security and inspection products. In March 1997, the Company acquired AME for the purpose of broadening its optoelectronic subsystem business in Europe. The Company currently owns all of the outstanding shares of each of these companies. In January 1998, the Company acquired the "Secure" product line from ThermoSpectra for the purpose of expanding into the area of inspection of people. In fiscal 1999, the Company acquired Osteometer for the purpose of expanding further into the field of optoelectronic medical devices used for medical diagnostic purposes. Due to the global decline in the bone densitometer market, the Company recently announced the closure of Osteometer's manufacturing facilities in Denmark. Currently, the Company intends to relocate certain of these operations to the United States over the next several months. The Company expects to incur additional expenses in connection with the discontinuation of those operations and their intended relocation to the United States, which will be recorded in future periods. Based on its assessment to date, the Company currently estimates these expenses to be in the range of $2.0 million to $2.7 million. As the Company continues to proceed with the closure and intended relocation of these manufacturing facilities, it will be able to more accurately estimate the range of these costs, which may change from the current estimate.

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

   In August 1998, the Company invested $315,000, including professional fees associated with the acquisition, in Square One for an equity share of approximately 16%. The Company's equity in the earnings of the investment, since acquisition, has not been significant. Square One develops and manufactures infrared-based patient monitoring medical subsystems.

   During fiscal 1999, the Company invested $1,002,000, including professional fees associated with the acquisition, in TFT Medical for an equity share of approximately 40%. At June 30, 1999, the Company's equity in the losses of the investment was $187,000. TFT Medical develops new generation pulse oximeter instruments and probes for use in the medical field.

   The Company engages in significant international operations. The Company currently manufactures its optoelectronic and silicon pressure-sensor devices and subsystems, and medical imaging systems, at its facilities in Hawthorne and Fremont, California, Ocean Springs, Mississippi; Johor Bahru, Malaysia; Horten, Norway; and Horsholm, Denmark. Its security and inspection products are manufactured at its facilities in Crawley, England; Hawthorne, California; Johor Bahru, Malaysia; and Espoo, Finland. As of June 30, 1999, the Company marketed its products worldwide through approximately 64 sales and marketing employees located in eight countries, and through approximately 180 independent sales representatives. Revenues from shipments made outside of the United States accounted for 42.2%, 49.4% and 48.5% of revenues for the fiscal years 1997, 1998 and 1999 respectively. Information regarding the Company's operating income or loss and identifiable assets attributable to each of the Company's geographic areas is set forth in Note 15 in the Company's Consolidated Financial Statements.

   The effective income tax rate for the Company for fiscal 1997, 1998 and excluding the non-recurring asset impairment charge, in-process research and development and restructuring costs for fiscal 1999 was 25.3%, 25.0% and 16.5%, respectively. Certain products manufactured in the United States and sold overseas are sold through a Foreign Sales Corporation ("FSC") organized by the Company in 1990. Export sales made through the FSC are subject to federal tax advantages. Because of a number of factors, primarily variable and changing international taxation policies, including those in Malaysia, and utilization of previously unrealized net operating loss, the Company is not able to estimate its effective tax rate during the next fiscal year.

   Certain competitive and industry trends include the following. Rapiscan U.S.A. and its competitors in the security and inspection business have been experiencing weakness in the domestic market, partly as a result of hesitation by airlines to order security and inspection equipment pending a decision by the FAA to buy 440 cabin-baggage scanners using current technology. The FAA has leased, with an option to buy, ten such scanners from the Company. FAA trials are continuing.

   The incorporation of SMI's silicon pressure-sensor products into the Company's operations has taken longer than originally anticipated. As a result, costs of operations for SMI's operations have been higher than expected and may continue as such for at least the next few quarters. The Company has established an internal task force to oversee the incorporation of SMI's operations into those of the Company.

   The Company's subsystems optics business is conducted by Ferson Optics, which manufactures passive components used in other products and systems manufactured by outside parties and the Company. Because of competitive market forces, primarily in Asia with significantly lower costs of labor, sales of Ferson Optic's products to outside parties show little opportunity of growth in the foreseeable future. The Company is actively monitoring this situation and will consider implementing additional cost-saving and cost-cutting measures, including use of subcontractors and consolidation of manufacturing operations, in the future. Ferson Optics is a small portion of the Company's business, contributing approximately $ 3.3 million, or approximately 3.2% of total revenue in fiscal 1999.

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

                                                             Year Ended June
                                                                   30,
                                                            -------------------
                                                            1997   1998   1999
                                                            -----  -----  -----
Revenues................................................... 100.0% 100.0% 100.0%
Cost of goods sold.........................................  72.4   71.3   70.5
                                                            -----  -----  -----
Gross profit...............................................  27.6   28.7   29.5
Operating expenses:
  Selling, general and administrative......................  14.5   13.5   17.1
  Research and development.................................   3.2    4.0    5.6
  Stock option compensation................................   1.1    --     --
  Good will amortization...................................   0.1    0.1    0.6
  Asset impairment charge..................................   --     --     5.1
  In process research and development......................   --     --     2.5
  Restructuring Costs......................................   --     --     0.5
                                                            -----  -----  -----
    Total operating expenses...............................  18.9   17.6   31.4
                                                            -----  -----  -----
Income from operations.....................................   8.7   11.1   (1.9)
Interest expense (income)..................................   1.5   (0.6)  (0.1)
                                                            -----  -----  -----
Income before income taxes and minority interest...........   7.2   11.7   (1.8)
Provision for income taxes.................................   1.8    2.9   (2.5)
                                                            -----  -----  -----
Net Income.................................................   5.4%   8.8%   0.7%

Comparison of Fiscal Year Ended June 30, 1999 to Fiscal Year Ended June 30,
1998

   Revenues. Revenues consist of sales of optoelectronic and silicon pressure sensor devices, subsystems and medical imaging systems as well as security and inspection products. Revenues are recorded net of inter-company eliminations. Revenues for the fiscal year ended June 30, 1999, increased by $7.8 million or 8.4% to $101.8 million from $93.9 million for the fiscal year ended June 30, 1998. Revenues for the sale of optoelectronics and silicon pressure sensor devices, subsystems and medical imaging systems, net of intercompany eliminations, increased by $5.4 million, or 10.7% to $55.5 million from $50.1 million for fiscal 1998. The increase was primarily due to an increase in sales to the oil exploration industry and sales of medical imaging systems and silicon pressure sensors through the acquisitions of Osteometer and SMI, respectively. Due to the worldwide decline in the oil exploration business, the Company expects declines in shipments to the oil exploration industry to continue and has no plans to actively pursue this market after the completion of its current contract. Revenues from the sale of security and inspection products increased $2.5 million, or 5.7% to $46.3 million from $43.8 million for fiscal 1998. The increase in revenues from the sale of security and inspection products was primarily due to an increase in walk through metal detection systems through the acquisition of Metorex Security, which was offset in part by decrease in revenues due to weakness in the security and inspection products market.

   Gross Profit. Cost of goods sold consist of material, labor and manufacturing overhead. Gross profit increased by $3.1 million, or 11.5% to $30.1 million from $27.0 million for fiscal 1998. As a percent of revenues, gross profit increased to 29.5% in fiscal 1999 from 28.7% in fiscal 1998. The increase in gross profit was due to increased sales, change in product mix and increased efficiencies in manufacturing.

   Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees and marketing expenses. For the year ended June 30, 1999, such expenses increased by $4.8 million, or 37.7% to $17.5 million from $12.7 million in fiscal 1998. As a percentage of revenues, selling, general and administrative expenses increased to 17.1% in fiscal 1999 from 13.5% in fiscal 1998. The increase in expenses was due primarily to the inclusion of selling, general and administrative expenses of recent acquisitions in the Company's consolidated financial statements, exchange rate fluctuation losses due to currency translation relating to the relatively strong U.S. dollar compared to European currencies and an increase in marketing expenses to penetrate new markets for the Company's existing products and was offset in part by the proceeds from the settlement of certain material litigation. For the year ended June 30, 1999, $4.5 million of selling, general and administrative expenses of recent acquisitions were included in the Company's consolidated financial statements. The exchange rate losses for fiscal 1999 were $743,000 compared to $39,000 for fiscal 1998.

   Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the year ended June 30, 1999, such expenses increased by $1.9 million, or 50.7% to $5.7 million from $3.8 million in fiscal 1998. As a percentage of revenues, research and development expenses increases to 5.6% in fiscal 1999 from 4.0% in fiscal 1998. The increase in expenses was primarily due to the increase in personnel cost resulting from the recent acquisitions. For the year ended June 30, 1999, $1.8 million of research and development expenses incurred by the acquired companies were included in the Company's consolidated financial statements.

   Goodwill Amortization. Amortization of goodwill increased to $595,000 in fiscal 1999 from $106,000 in fiscal 1998. The increase in amortization expense was primarily due to amortization of goodwill associated with the acquisition of Osteometer, Metorex Security and SMI. In the prior years, goodwill amortization was included as a component of selling, general and administrative expenses.

   Asset Impairment Charge. The asset impairment charge relates to the closure of the manufacturing facilities of Osteometer in Denmark. For the year ended June 30, 1999, the asset impairment charge was $5.2 million, which includes the write off of $3.7 million of goodwill and $1.5 million of other assets. Some of these operations may be relocated to the United States over the next several months. The Company expects to incur additional expenses in connection with the discontinuation of those operations and their intended relocation to the United States, which will be recorded in future periods.

   In Process Research and Development. The Company used a total of $15.3 million for the acquisitions of Osteometer, Metorex Security and SMI, including professional fees associated with these acquisitions. Out of the total of $15.3 million, the company incurred an aggregate of $2.6 million in in-process research and development charges in fiscal 1999, related to these acquisitions. In September 1998, the Company acquired the assets, including the developmental technology, and assumed the liabilities of Osteometer. The Company paid $7.9 million in cash, including professional fees associated with the acquisition. In November 1998, the Company acquired the assets, including developmental technology, of Metorex Security. The Company paid $4.7 million in cash, including professional fees associated with the acquisition, and in July 1999, the Company paid $4.4 million Finnish markka (approximately $759,000), in lieu of contingent payments up to $1.5 million, based on future sales. Also in November 1998, the Company acquired the assets, including the developmental technology, of SMI. The Company paid $2.7 million in cash, including professional fees associated with the acquisition, and may pay up to $3.9 million in additional contingent purchase payments based on future sales.

   Based on the valuations, the Company allocated the excess of the non-contingent purchase price over the fair value of net tangible assets acquired to goodwill and identified intangible assets. In performing this allocation, the Company considered, among other factors, the attrition rate of the active users of the technology at the date of acquisition and the research and development projects in process at the date of acquisition. With regard to the in-process research and development projects, the Company considered, among other factors, the stage of development of each project at the time of acquisition, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. As of June 30,1999, with the exception of Osteometer, the above mentioned research and development projects were progressing as planned.

   Restructuring Costs. During fiscal 1999, the Company adopted a restructuring plan to consolidate certain subsidiaries and, in connection therewith, the Company recorded a non-recurring expense of $458,000. These costs were associated primarily with the termination of certain employees, in the amount of $395,000, and consolidation of certain subsidiaries, in the amount of $63,000. All of the restructuring costs were incurred and recorded before March 31, 1999.

   Income (loss) from operations. For the year ended June 30, 1999, loss from operations was $1.9 million compared to income of $10.4 million in fiscal 1998. Excluding, the non-recurring asset impairment charge, in process research and development and restructuring costs of $8.2 million, income from operations for the year ended June 30, 1999 decreased by $4.1 million or 39.4%, to $6.3 million from $10.4 million in fiscal 1998. Income from operations decreased due to increased selling, general and administrative expenses, increased research and development expenses and increased goodwill amortization and was partially offset by increased gross profit.

   Interest expense (income). For the year ended June 30, 1999, the Company earned net interest income of $102,000 compared to net interest income of $600,000 for fiscal 1998. The reduction in net interest income was due to increased borrowing on the Company's lines of credit and a reduction in short term investments used for working capital and acquisitions.

   Provision (benefit) for income taxes. For the year ended June 30, 1999, the Company had an income tax benefit of $2.6 million compared to provision for income taxes of $2.7 million for fiscal 1998. Excluding, the non-recurring asset impairment charge, in process research and development and restructuring costs, provision for income taxes for the year ended June 30, 1999, was $1.1 million, compared to $2.8 million for fiscal 1998 and as a percentage of income before provision for income taxes, provision for income taxes was 16.5% for the year ended June 30, 1999 compared to 25.0% for fiscal 1998. The reduction in the Company's effective tax rate was primarily due to a mix in income from U.S. and foreign operations, utilization of previously unrealized foreign net operating losses and a one year tax holiday in Malaysia for fiscal year ended June 30, 1999.

   Net Income. For the reasons outlined above, including the non-recurring asset impairment charge, in process research and development and restructuring costs, for the year ended June 30, 1999, the Company had a net income of $741,000, compared to $8.2 million for fiscal 1998. Excluding, the non-recurring asset impairment charge, in process research and development and restructuring costs of $8.2 million ($4.7 million of net of taxes), net income for the year ended June 30, 1999 decreased 35.2% to $5.3 million, compared to $8.2 million for fiscal 1998.

Comparison of Fiscal Year Ended June 30, 1998 to Fiscal Year Ended June 30,
1997

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

   Selling, General and Administrative. Selling general and administrative expenses consist primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the year ended June 30, 1998 such expenses increased by $1.4 million, or 12.5%, to $12.7 million from $11.3 million in fiscal 1997. This increase was due primarily to an increase in payroll expenses and marketing expenses to support revenue growth as well as an increase in legal expenses related primarily to ongoing litigation matters. As a percentage of revenues, selling, general and administrative expenses decreased to 13.5% in fiscal 1998 from 14.5% in fiscal 1997.

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

   Goodwill Amortization. Amortization of goodwill increased to $106,000 in fiscal 1998 from $39,000 in fiscal 1997. The increase in goodwill was due to the whole year's amortization in fiscal 1998 compared to a partial year's amortization in fiscal 1997, as related to the acquisitions of minority interests in Rapiscan and Ferson Optics, and the acquisition of AME.

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

Liquidity and Capital Resources

   The Company has financed its operations primarily through cash provided by operations, through various term loans, discounting facilities, and credit lines extended to its different subsidiaries worldwide and from its public offering. As of June 30, 1999, the Company's principal source of liquidity consisted of $7.2 million in cash and several credit agreements described below.

   The Company's operations provided net cash of $80,000 during fiscal 1999, compared to net cash used of $436,000 in fiscal 1998. The amount of net cash provided by operations was offset in part primarily because of increase in accounts receivable, other receivables, deferred income taxes, income taxes receivable, reduction in accrued payroll and related expenses, income taxes payable and advances from customers.

   The net cash used in investing activities was $23.4 million and $8.0 million for fiscal 1999 and 1998, respectively. In fiscal 1999, net cash used in investing activities reflects primarily cash used in business acquisitions and professional fees associated with these acquisitions of $16.0 million, cash used in equity investments, purchase of marketable securities and the purchase of property and equipment, and was partially offset by cash provided by sale of property and equipment. In fiscal 1998, the net cash used in investing activities was primarily the purchase of property and equipment. The Company expects to purchase property and equipment in fiscal 2000 as required. The Company has no significant capital spending or purchase commitment other than in normal course of business and commitments under leases.

   Net cash provided by financing activities was $7.5 million for fiscal 1999 compared to net cash provided by financing activities of $30.6 million for fiscal 1998. In fiscal 1999, net cash provided by financing activities resulted primarily from net proceeds from bank lines of credit and was partially offset by payment of long term debt and purchase of treasury stock.

   In March 1999, the Company announced a stock repurchase program of up to 2,000,000 of its Common Stock. Through June 30, 1999, the Company repurchased 85,000 shares at an average price of $5.15 per share. Subsequent to the end of the fiscal year ended June 30, 1999, the Company repurchased an additional 247,500 shares (through September 23, 1999) at an average price of $4.72 per share. The stock repurchase program did not have a material effect on the Company's liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

   The Company anticipates that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet its working capital, stock repurchase program and capital expenditure needs for the foreseeable future.

   In January 1997, the Company and its U.S. subsidiaries entered into a credit agreement with Sanwa Bank California. The agreement, as amended and restated in September 1999, provides for a $10.0 million line of credit, which includes revolving line, letter of credit, acceptance and foreign exchange facilities. In addition, the Company has a $3.0 million equipment line of credit for capital purchases, a $3.0 million term loan and a $15.0 million line of credit for acquisitions with certain restrictions. Advances under the lines of credit bear interest at a rate equal to a variable bank reference rate (7.75% at June 30, 1999) or, at the Company's option, at a fixed rate as quoted by the bank upon request for specific advances. As of June 30, 1999, there were no amounts outstanding under the line of credit or equipment line of credit and $8.5 million was outstanding under the acquisition line of credit. As of June 30, 1999, $66,000 was outstanding under letters of credit. The lines expire in November 2000. Borrowings under the agreement are secured by liens on substantially all of the assets of the Company's U.S. subsidiaries. The agreement restricts the borrowers from incurring certain additional indebtedness and from making capital expenditures greater than $5.0 million on a consolidated basis (excluding assets acquired through acquisition) in any fiscal year. In addition, the credit agreement contains certain covenants. Among these, the Company is at all times required to maintain (on a consolidated basis) a tangible net worth of at least $50.0 million; a ratio of debt to tangible net worth of not more than 3.0 to 1; a ratio of cash, cash equivalents and accounts receivable to current liabilities of not less than 0.8 to 1; and a debt coverage ratio of 2.0 to 1. The Company was in violation of a covenant for the quarter ended June 30, 1999, due to the asset impairment charge. The covenant was subsequently waived by the bank.

   In November 1996, the Company and three of its U.S. subsidiaries entered into an agreement with Wells Fargo HSBC Trade Bank, N.A. The agreement was renewed in January 1998 and, in August 1998, was extended until November 1999. As currently in effect, the agreement provides for revolving lines of credit up to a maximum of $2.1 million to be used to pay obligations incurred in connection with export orders. Of this total amount, there is a sublimit of $1.0 million for the purchase of foreign currency and a sublimit of $1.9 million for letters of credit for a specific customer. The revolving credit lines bear interest at the bank's prime rate (7.75% at June 30, 1999) plus 5.0% per annum. As of June 30, 1999, there was outstanding approximately $850,000 for standby letters of credit. Borrowings under the agreement are secured by liens on certain of the Company's assets. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain financial ratios, limitations on outside indebtedness, profitability, payments of dividends and capital expenditures. The Company has not yet decided how it will handle this facility upon its expiration.

   Rapiscan U.K. has a loan agreement with Midland Bank plc, which provides for an overdraft facility up to a maximum amount of 2.0 million Pounds Sterling (approximately $3.1 million at June 30, 1999) outstanding at any one time, which amounts are secured by certain assets of Rapiscan U.K. At June 30, 1999, no amounts were outstanding under the overdraft facility. Outstanding borrowings bear interest at a base rate (7.75% at June 30, 1999) plus 1.5% per annum. The agreement also provides for a 1.0 million Pounds Sterling (approximately $1.6 million at June 30, 1999) facility for tender and performance bonds and a 1.0 million Pounds Sterling (approximately $1.6 million at June 30, 1999) facility for the purchase of forward exchange contracts. These facilities are secured by certain assets of Rapiscan U.K. and the Company has guaranteed Rapiscan U.K.'s obligations under the performance bond facility. As of June 30, 1999, $277,000 was outstanding under the performance bond facility and Rapiscan U.K. had purchased forward exchange contracts in the amount of $200,000. The above facilities expire in January 2000 and the Company believes that they will be renewed on the same or similar terms.

   OSI Singapore has a loan agreement with Indian Bank (Singapore), which provides for an accounts receivable discounting facility for borrowing of up to
2.9 million Singapore dollars (approximately $1.7 million at June 30, 1999). Borrowings under the line of credit bear interest at the bank's prime rate (10.0% at June 30, 1999) plus 2.25%. The line of credit is terminable at any time. As of June 30, 1999 there were no amounts outstanding under the line of credit. Borrowings under the line of credit are collateralized by certain assets of OSI Singapore and are guaranteed by certain officers of the Company. Borrowings secured by intercompany receivables are guaranteed by the Company.

   AME has a loan agreement with Christiania Bank OG Kreditkasse which provides for a revolving line of credit for borrowings of up to 5.0 million Norwegian kroner (approximately $636,000 at June 30, 1999). As of June 30, 1999, no amounts were outstanding under this line of credit. Borrowings under the line of credit bear interest at a variable rate, which was 10.1% at June 30, 1999.

   OSI Malaysia has a loan agreement with the Hong Kong Bank Malaysia Berhad, which provides for a bank guarantee line of credit for 2.5 million Malaysia ringgits (approximately $658,000 at June 30, 1999) for performance bonds and standby letters of credit, and a 1.0 million Malaysian ringgits overdraft facility (approximately $263,000 at June 30, 1999). Borrowings under the overdraft facility bear interest at the bank's base lending rate (9.5% at June 30, 1999) plus 2.25%. At June 30, 1999, the amount outstanding under the performance bond facility was $310,000 and there were no amounts outstanding under the overdraft facility. Borrowings under this agreement are secured by certain assets of OSI Malaysia. These lines expire in October 1999 and the Company believes that they will be renewed on the same or similar terms.

   OSI Malaysia has a loan agreement with Bank Utama, which provides for a revolving line of credit of up to an amount of 1.5 million Malaysian ringgits (approximately $395,000 as of June 30, 1999). Borrowings under the line of credit bear interest at the bank's base lending rate (9.0% at June 30, 1999) plus 1.75%. As of

June 30, 1999, no amounts were outstanding under this line of credit. Borrowings under this agreement are secured by certain assets of OSI Malaysia and are guaranteed by the Company. The line of credit will expire in February 2000 and the Company believes that it will be renewed on the same or similar terms.

   Metorex Security has a loan agreement with a Finnish bank that provide for a foreign currency overdraft facility up to 2.0 million Finnish markka (approximately $347,000 at June 30, 1999). At June 30, 1999, approximately $178,000 was outstanding under the overdraft facility. The agreement also provides for 1.0 million Finnish Marks (approximately $174,000 at June 30,
1999) for tender and performance bonds. At June 30, 1999, approximately $26,000 was outstanding under the tender and performance bonds facility. Borrowings under these facilities bear interest at the bank's prime lending rate (3% at June 30, 1999) plus 1%. The above facilities expire in February 2000, and the Company believes that they will be renewed at the same of similar terms.

   The Company believes that cash from operations, existing cash and lines of credit will be sufficient to meet its cash requirements for the foreseeable future.

Foreign Currency Translation

   The accounts of the Company's operations in Singapore, Malaysia, England, Denmark, Finland, Norway and Canada are maintained in Singapore dollars, Malaysian ringgits, Pounds Sterling, Danish kroner, Finnish markka, Norwegian kroner and Canadian dollars, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder's equity. Transaction losses of approximately $39,000 and $743,000 were included in income for fiscal 1998 and 1999, respectively.

Importance of International Markets

   International markets provide the Company with significant growth opportunities. However, the following events, among others, could adversely affect the Company's financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, and political instability. For the year ended June 30, 1999, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on the Company's consolidated revenues and results of operations. As a result of changes in monetary policy in Malaysia, including the pegging of the Malaysian ringgit to the U.S. dollar, the Company believes that its foreign currency exposure in Malaysia will not be significant in the foreseeable future. The Company continues to perform ongoing credit evaluations of its customers' financial condition and, if deemed necessary, the Company requires advance payments for sales. The Company is monitoring economic and currency conditions around the world to evaluate whether there may be any significant effect on its international sales in the future.

Inflation

   The Company does not believe that inflation has had a material impact on its results of operations.

Market Risk

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

   The Company has investments in the common stock of certain companies whose securities are publicly traded. Therefore, the Company faces fluctuations in the value of these investments as the market price of these investees' securities changes. The aggregate amount of all such investments is approximately $1.7 million. At June 30, 1999, the fair market value of all such investments was approximately $1.2 million.

   The Company is subject to interest rate risk on its short-term borrowings under its bank lines of credit. Borrowings under these lines of credit do not give rise to significant interest rate risk because these borrowings have short maturities and are borrowed at variable interest rates. Historically, the Company has not experienced material gains or losses due to interest rate changes.

   The Company from time to time enters into foreign currency forward contracts to hedge certain foreign currency transactions and commitments. These contracts were not significant at June 30, 1999 and had a notional value of approximately $200,000 with a net unrealized gain of approximately $5,000.

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

   The Company's Year 2000 project is currently in the assessment phase and, with respect to certain information systems and products, is in the remediation phase. The Company's Year 2000 project is being spearheaded by a special task force comprised of a senior management team as well as other key personnel. The task force meets on a regular basis to determine and implement the steps necessary to insure that the Company becomes fully Year 2000 compliant. Additionally, the Company has established task forces in each of its major subsidiaries with designated Year 2000 management representation, which report status to the Year 2000 committee. This mandate is in effect for foreign subsidiaries as well as U.S. subsidiaries.

   The Company has upgraded its critical database and believes that it is Year 2000 compliant. The financial records of the Company's principal U.S. subsidiaries, Rapiscan U.S.A., UDT Sensors and SMI have also been upgraded and are Year 2000 compliant. Following an assessment of the Company's financial records system, it was determined that each subsidiary will have its own Year 2000 compliant system. The estimated completion date for this implementation is on or before October 31, 1999. The Company has completed an upgrade of the telephone systems, including voice-mail software, for Rapiscan U.S.A. and UDT Sensors. The cost of these upgrades to date has not been material. The Enterprise Resource Planning software used by several of the Company's operating subsidiaries has been certified as Year 2000 compliant.

   The Company is in the assessment and remediation phase of determining Year 2000 compliance of its own products, which are dependent on third party suppliers and vendors for critical parts. The Company expects to complete this assessment by September 30, 1999 and expects to be able to complete remediation as required by October 31, 1999. Based on what the Company knows at this time, DOS and Windows 95 are not Year 2000 compliant; therefore, the Company's products which rely on these products are themselves not Year 2000 compliant. The Company is in the process of acquiring and installing software, within the Company's products, which is Year 2000 compliant. The Company's products which are not presently Year 2000 compliant are not affected in terms of performance in any material respect; however, archiving of information may be affected by Year 2000 noncompliance. The Company's exposure exists with respect to its products under warranty, which were manufactured prior to the software upgrade. In such cases, the Company will offer its customers a software upgrade to a Year 2000 compliant version. Until the assessment phase is completed, the Company is not in a position to know if the costs of upgrading the software used in the manufacture of its products or offering its customers such upgrading will be material.

   Based on current estimates, the Company expects to have completed by September 30, 1999 a full assessment of all hardware, operating systems and software applications in use in the Company's information systems, operations and infrastructure on a worldwide basis. Some upgrading is expected to be required. The costs of such assessment and upgrading are not expected to be material. Required upgrading is expected to be completed on or before October 31, 1999. In addition, the Company is in the process of obtaining Year 2000 compliance statements from the manufacturers of the Company's hardware and software products.

   The Company believes that its greatest potential risks are associated with
(i) its information systems and systems embedded in its operations and infrastructure; and (ii) its reliance on Year 2000 compliance by the Company's vendors and suppliers. The Company is in the process of assessments of its operations and infrastructure, and at present time no significant problems have been identified. The Company has asked its critical vendors, suppliers and customers to complete a Year 2000 survey to assess the status of their compliance in order to assess the effect it could have on the Company. The Company has completed distribution of surveys to its critical vendors and suppliers and in the process of mailing follow-up requests to those vendors and suppliers who failed to respond to the initial mailing. The Company has distributed surveys to all of its critical customers and is in the process of mailing follow-up requests to those customers who failed to respond to the initial mailing. Due to slow responses from suppliers and customers, the Company has not yet determined the full extent of contingency planning that may be required. Based on the status of the assessments made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues. Costs identified to date have not been material. The Company does not currently expect the costs to be material, and it expects to be able to fund the total costs through operating cash flows. However, the Company has not yet completed all of its assessments, developed remediation for all problems, developed all contingency plans, or completely implemented or tested all of its remediation plans.

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

   As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed in a timely and satisfactory way. Additionally, whereas, the Company has made every effort to obtain Year 2000 compliance status from its critical suppliers and customers it cannot enforce responses. In those cases where risks could exist, the necessary steps will be taken either by reserve funding, building inventory or alternate sources prior to the end of 1999.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risks

   The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in Management's Discussion and Analysis of Results of Operations and Financial Condition (Part II, Item 7).

ITEM 8. Financial Statements and Supplementary Data

   The Financial Statements of the Company are submitted as a separate section of this Annual Report on Form 10-K on pages F-1 through F-23.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

   The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 15, 1999.

ITEM 11. Executive Compensation

   The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 15, 1999.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 15, 1999.

ITEM 13. Certain Relationships and Related Transactions

   The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 15, 1999.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) List of documents filed as part of Report

   (1) FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

    Independent Auditors' Report.......................................... F-1
    Consolidated Balance Sheets at June 30, 1998 and 1999................. F-2
    Consolidated Statements of Operations for the years ended June 30,
     1997, 1998 and 1999.................................................. F-3
    Consolidated Statements of Shareholders' Equity for the years ended
     June 30, 1997, 1998 and 1999......................................... F-4
    Consolidated Statements of Cash Flows for the years ended June 30,
     1997, 1998 and 1999.................................................. F-5
    Notes to Consolidated Financial Statements............................ F-7

   (2) FINANCIAL STATEMENT SCHEDULES INCLUDED IN ITEM 8:

     Schedule II--Valuation and Qualifying Accounts

     No other financial statement schedules are presented as the required information is either not applicable or included in the Consolidated Financial Statements or notes thereto.

   (3) EXHIBITS

     The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

 (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OSI SYSTEMS, INC.
                                          (Registrant)

Date: September 28, 1999                             /s/ Ajay Mehra
                                          By: _________________________________
                                                        Ajay Mehra
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Title                     Date

     /s/ Deepak Chopra         Chairman of the Board,         September 28, 1999
_____________________________   President and Chief Executive
        Deepak Chopra           Officer (Principal Executive
                                Officer)

      /s/ Ajay Mehra           Vice President, Chief          September 28, 1999
_____________________________   Financial Officer (Principal
         Ajay Mehra             Financial and Accounting
                                Officer), Secretary and
                                Director

    /s/ Steven C. Good         Director                       September 28, 1999
_____________________________
       Steven C. Good

     /s/ Meyer Luskin          Director                       September 28, 1999
_____________________________
        Meyer Luskin

     /s/ Madan G. Syal         Director                       September 28, 1999
_____________________________
        Madan G. Syal

                          INDEPENDENT AUDITORS' REPORT

OSI Systems, Inc.:

   We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. (the "Company") and its subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial schedules listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
September 23 , 1999

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1999
                  (Dollars in Thousands, Except Share Amounts)

                                                               1998     1999
                                                              -------  -------
                       ASSETS (Note 4)
Current Assets:
  Cash and cash equivalents (Note 1)......................... $22,447  $ 7,241
  Investment securities available for sale (Note 1)..........            1,708
  Accounts receivable, net of allowance for doubtful accounts of $551 and $860 at June 30, 1998 and 1999, respectively
   (Note 1)..................................................  24,254   29,330
  Other receivables (Note 2).................................   1,990    1,862
  Inventory (Note 1).........................................  21,705   24,481
  Prepaid expenses...........................................     841    1,018
  Deferred income taxes (Notes 1 and 6)......................   1,381    1,108
  Income taxes receivable (Notes 1 and 6)....................            1,853
                                                              -------  -------
    Total current assets.....................................  72,618   68,601
Property and Equipment, Net (Notes 1 and 4)..................  11,466   14,486
Intangible and Other Assets, Net (Notes 1, 2 and 3)..........   2,738    8,581
Deferred Income Taxes (Notes 1 and 6)........................            1,703
                                                              -------  -------
Total........................................................ $86,822  $93,371
                                                              =======  =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank lines of credit (Note 4).............................. $   198  $ 8,678
  Current portion of long-term debt (Notes 1, 5 and 12)......     633      292
  Accounts payable (Note 1)..................................   8,560    9,145
  Accrued payroll and related expenses.......................   2,400    2,399
  Income taxes payable (Notes 1 and 6).......................   2,517      717
  Advances from customers....................................   1,808      996
  Accrued warranties.........................................   1,948    1,984
  Other accrued expenses and current liabilities.............   2,137    2,922
                                                              -------  -------
    Total current liabilities................................  20,201   27,133
Long-Term Debt (Notes 1 and 5)...............................     412      117
Deferred Income Taxes (Notes 1 and 6)........................     294      339
                                                              -------  -------
    Total liabilities........................................  20,907   27,589
                                                              -------  -------
Commitments and Contingencies (Notes 7 and 12)
Shareholders' Equity (Notes 4, 8 and 9):
  Preferred stock, no par value; authorized, 10,000,000
   shares; no shares issued or outstanding at June 30, 1998
   and 1999, respectively Common stock, no par value;
   authorized, 40,000,000 shares; issued and outstanding,
   9,691,915 and 9,732,415 shares at June 30, 1998 and 1999,
   respectively..............................................  49,131   49,230
  Treasury stock (Note 9)....................................             (438)
  Retained earnings..........................................  17,419   18,160
  Accumulated other comprehensive income (Note 1)............    (635)  (1,170)
                                                              -------  -------
    Total shareholders' equity...............................  65,915   65,782
                                                              -------  -------
Total........................................................ $86,822  $93,371
                                                              =======  =======

          See accompanying notes to consolidated financial statements.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999
           (Dollars in Thousands, Except Share and Per Share Amounts)

                                                      1997    1998      1999
                                                     ------- -------  --------
Revenues (Note 1)................................... $77,628 $93,918  $101,763
Cost Of Goods Sold..................................  56,174  66,952    71,705
                                                     ------- -------  --------
Gross Profit........................................  21,454  26,966    30,058
                                                     ------- -------  --------
Operating Expenses:
  Selling, general and administrative expenses
   (Notes 10 and 11)................................  11,265  12,670    17,452
  Research and development (Note 1).................   2,504   3,790     5,711
  Stock option compensation (Note 8)................     856
  Goodwill amortization (Note 1)....................      39     106       595
  Asset impairment charge (Note 3)..................                     5,189
  In process research and development (Note 3)......                     2,579
  Restructuring costs (Note 1)......................                       458
                                                     ------- -------  --------
    Total operating expenses........................  14,664  16,566    31,984
                                                     ------- -------  --------
Income (Loss) From Operations.......................   6,790  10,400    (1,926)
Interest Expense (Income) (Notes 4, 5 and 10).......   1,197    (600)     (102)
                                                     ------- -------  --------
Income (Loss) Before Provision for Income Taxes.....   5,593  11,000    (1,824)
Provision (Benefit) for Income Taxes (Notes 1 and
 6).................................................   1,416   2,752    (2,565)
                                                     ------- -------  --------
Net Income.......................................... $ 4,177 $ 8,248  $    741
                                                     ======= =======  ========
Earnings Per Common Share (Note 1).................. $  1.72 $  0.94  $   0.08
                                                     ======= =======  ========
Earnings Per Common Share--
  Assuming dilution (Note 1)........................ $  0.68 $  0.92  $   0.08
                                                     ======= =======  ========


          See accompanying notes to consolidated financial statements.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED JUNE 30, 1997, 1998 AND 1999
                 (Dollars in Thousands, Except Share Amounts)

                        Preferred             Common           Treasury                 Accumulated
                    -------------------  ----------------- -----------------               Other
                      Number              Number            Number            Retained Comprehensive  Comprehensive
                    of Shares   Amount   of Shares Amount  of Shares  Amount  Earnings    Income         Income       Total
                    ----------  -------  --------- ------- ---------  ------  -------- -------------  -------------  -------
Balance, June 30,
1996..............   1,318,750  $ 1,514  1,858,132 $   560                     $ 4,994       $   126                 $ 7,194
 Exercise of stock
 options..........                         118,125     146                                                               146
 Conversion of
 debt.............   1,250,000    2,500    120,536     225                                                             2,725
 Minority interest
 acquisition......                         206,610   1,566                                                             1,566
 Conversion of
 preferred stock..  (2,568,750)  (4,014) 3,853,125   4,014
 Stock option
 compensation.....                                     856                                                               856
 Comprehensive
 income:
 Net income.......                                                               4,177                       $4,177    4,177
 Other
 comprehensive
 income--
 translation
 adjustment.......                                                                               145            145      145
                                                                                                             ------
 Comprehensive
 income...........                                                                                           $4,322
                    ----------  -------  --------- -------                     -------       -------         ======  -------
Balance, June 30,
1997..............                       6,156,528   7,367                       9,171           271                  16,809
 Initial public
 offering (Note
 9)...............                       3,330,000  40,938                                                            40,938
 Exercise of stock
 options..........                         205,387     508                                                               508
 Tax benefit of
 stock options
 exercised........                                     318                                                               318
 Comprehensive
 income:
 Net income.......                                                               8,248                       $8,248    8,248
 Other
 comprehensive
 income--
 translation
 adjustment.......                                                                              (906)          (906)    (906)
                                                                                                             ------
 Comprehensive
 income...........                                                                                           $7,342
                    ----------  -------  --------- -------                     -------       -------         ======  -------
Balance, June 30,
1998..............                       9,691,915  49,131                      17,419          (635)                 65,915
 Exercise of stock
 options..........                          40,500      99                                                                99
 Treasury stock
 purchased........                                           (85,000)  $(438)                                           (438)
 Comprehensive
 income:
 Net income.......                                                                 741                       $  741      741
 Other
 comprehensive
 income--
 translation
 adjustment.......                                                                               (49)           (49)     (49)
 Unrealized loss
 on available for
 sale securities..                                                                              (486)          (486)    (486)
                                                                                                             ------
 Comprehensive
 income...........                                                                                           $  206
                    ----------  -------  --------- -------   -------   -----   -------       -------         ======  -------
Balance, June 30,
1999..............         --   $   --   9,732,415 $49,230   (85,000)  $(438)  $18,160       $(1,170)                $65,782
                    ==========  =======  ========= =======   =======   =====   =======       =======                 =======

                See accompanying notes to financial statements.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999
                             (Dollars in Thousands)

                                                     1997     1998      1999
                                                    -------  -------  --------
Cash Flows from Operating Activities:
 Net income........................................ $ 4,177  $ 8,248  $    741
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Provision for losses on accounts receivable.......     389      122        86
 In-process research and development...............                      2,579
 Depreciation and amortization.....................   2,302    2,330     3,681
 Asset impairment charge...........................                      5,189
 Stock option compensation.........................     856
 Deferred income taxes.............................    (900)    (314)   (1,384)
 Gain on sale of property and equipment............              (13)     (498)
 Changes in operating assets and liabilities, net
  of business acquisition:
  Accounts receivable..............................  (1,980)  (9,481)   (4,273)
  Other receivables................................  (1,530)     462      (570)
  Inventory........................................  (4,573)  (3,995)     (395)
  Prepaid expenses.................................      96     (325)     (194)
  Accounts payable.................................   1,026    1,352       318
  Accrued payroll and related expenses.............     (60)     840      (660)
  Income taxes payable.............................   1,005      884    (1,775)
  Advances from customers..........................   1,448     (603)     (928)
  Increase in prepaid income taxes receivable......                     (1,853)
  Accrued warranty.................................     574      989       (26)
  Other accrued expenses and current liabilities...     527     (932)       42
                                                    -------  -------  --------
   Net cash provided by (used in) operating
    activities.....................................   3,357     (436)       80
                                                    -------  -------  --------
Cash Flows from Investing Activities:
 Increase in investment securities.................                     (2,194)
 Cash paid for equity investments..................                     (1,202)
 Proceeds from sale of property and equipment......               46       861
 Additions to property and equipment...............  (2,182)  (7,487)   (4,607)
 Cash paid for business acquisition, net of cash
  acquired.........................................    (848)    (750)  (16,041)
 Other assets......................................      23      194      (188)
                                                    -------  -------  --------
   Net cash used in investing activities...........  (3,007)  (7,997)  (23,371)
                                                    -------  -------  --------
Cash Flows from Financing Activities:
 Net proceeds from (repayment of) bank lines of
  credit...........................................   1,014   (8,797)    8,495
 Payments on senior subordinated debt..............    (350)
 Payments on long-term debt........................  (3,983)  (2,411)     (669)
 Proceeds from issuance of long-term debt..........   2,647
 Proceeds from initial public offering and exercise
  of stock options and warrants....................     146   41,764        99
 Treasury stock....................................                       (438)
                                                    -------  -------  --------
   Net cash (used in) provided by financing
    activities.....................................    (526)  30,556     7,487
                                                    -------  -------  --------
Effect of Exchange Rate Changes on Cash............     148     (229)      598
                                                    -------  -------  --------
Net (Decrease) Increase in Cash Equivalents........     (28)  21,894   (15,206)
Cash and Cash Equivalents, Beginning of Year.......     581      553    22,447
                                                    -------  -------  --------
Cash and Cash Equivalents, End of Year............. $   553  $22,447  $  7,241
                                                    =======  =======  ========
Supplemental Disclosures of Cash Flow Information
 Cash paid during the year for:
 Interest.......................................... $ 1,197  $   452  $    572
 Income taxes...................................... $ 1,511  $ 1,869  $  2,475

          See accompanying notes to consolidated financial statements.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 1997, 1998 AND 1999
                            (Dollars in Thousands)

   Supplemental Disclosures of Noncash Investing and Financing Activities:

   During 1997, certain related parties converted $225 and $2,500 of senior subordinated debt into 120,536 and 1,250,000 shares of common and preferred stock, respectively.

   During October and December 1996, the Company acquired the minority interest of its two majority-owned subsidiaries through the issuance of 178,956 shares of common stock, at an estimated fair value of $6.67 per share. An additional 27,654 shares, at an estimated fair value of $13.50 per share, were issued at June 30, 1997. The excess of the fair value of the common stock of $1,566 over the book value of the minority interests of $12 has been recorded as goodwill.

   In 1997, the Company acquired all of the capital stock of Advanced Micro Electronics AS

   In conjunction with the acquisition, liabilities were assumed as follows:

     Fair value of assets acquired...................................... $2,350
     Goodwill...........................................................    588
     Cash paid for the capital stock....................................   (916)
                                                                         ------
     Liabilities assumed................................................ $2,022
                                                                         ======

   In 1998, the Company acquired the "Secure" product line from ThermoSpectra

   In conjunction with the acquisition, assets were acquired as follows:

     Equipment............................................................. $ 80
     Patents...............................................................   20
     Inventory.............................................................  650
                                                                            ----
     Cash paid............................................................. $750
                                                                            ====

   During the year ended June 30, 1999, the Company completed the following acquisitions:

     In September 1998, the Company acquired all of the capital stock of Osteometer MediTech A/S ("Osteometer")

     In November 1998, the Company acquired the security business of Metorex International Oy ("Metorex Security")

     In November 1998, the Company acquired all of the capital stock of Silicon Microstructures, Inc. ("SMI")

     In December 1998, the Company acquired most of the assets of Corrigan Canada Ltd. ("Corrigan")

     In January 1999, the Company purchased the product line of Aristo Medical Products, Inc. ("Aristo")

   In conjunction with the acquisitions, assets were acquired and liabilities assumed as follows:

                                              Metorex
                                  Osteometer  Security  SMI   Corrigan  Aristo
                                  ----------  -------- ------ --------  ------
Fair value of assets acquired....    $ 3,675    $  914 $  806   $1,117    $250
Goodwill and identified
 intangible assets...............      3,984     3,597  1,470      110      27
In process research and
 development.....................      1,957       204    418
Liabilities assumed..............     (1,731)                     (751)
                                     -------    ------ ------   ------    ----
Cash paid........................    $ 7,885    $4,715 $2,694   $  476    $277
                                     =======    ====== ======   ======    ====

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999

1. Summary of Significant Accounting Policies

 General

   OSI Systems, Inc. (formerly Opto Sensors, Inc.) and its subsidiaries (collectively, the "Company") is a vertically integrated, worldwide provider of devices, subsystems and end-products based on optoelectronic and silicon pressure-sensor microstructure technology. The Company designs and manufactures optoelectronic and pressure-sensor devices and value-added subsystems for original equipment manufacturers ("OEMs") in a broad range of applications, including security, medical diagnostics, telecommunications, gaming, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products and medical imaging systems that it markets worldwide to end users. The Company markets its security and inspection products under the "Rapiscan," "Secure" and "Metor" brand names. These products are used to inspect baggage, cargo, people and other objects for weapons, explosives, drugs and other contraband.

 Consolidation

   The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In October and December 1996, the Company purchased the minority interests of its two majority-owned subsidiaries by exchanging 178,956 shares of common stock for the minority shares of the subsidiaries. The Company also issued additional shares of the Company's common stock to the selling shareholders of one of the subsidiaries. The number of shares issued was based upon the pre-tax net income of the subsidiary for the year ended June 30, 1997, and amounted to 27,654 shares. These shares have been included in the number of shares issued for minority interest acquisitions in the accompanying consolidated statement of shareholders' equity. The excess of the fair value of the common stock issued of $1,566,000 over the carrying value of the minority interest of $12,000 has been recorded as goodwill and is being amortized over a period of 20 years.

   For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

 Investment Securities

   The Company's investment securities are composed of equity securities that have been classified as available-for-sale securities. The equity securities are carried at their fair market value based upon the quoted market prices of those investments at June 30, 1999. Unrealized gains and losses on equity securities are included in accumulated other comprehensive income.

 Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents and accounts receivable. At June 30, 1999, approximately 62% of the Company's cash and cash equivalents were held at one financial institution. The Company performs ongoing credit valuations of its customers' financial condition and provides an allowance for potential credit losses.

 Inventory

   Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999

   Inventory at June 30, 1998 and 1999 consisted of the following (in thousands):

                                                                  1998    1999
                                                                 ------- -------
   Raw materials................................................ $12,200 $11,963
   Work-in-process..............................................   6,030   8,000
   Finished goods...............................................   3,475   4,518
                                                                 ------- -------
   Total........................................................ $21,705 $24,481
                                                                 ======= =======

 Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line and accelerated methods over lives ranging from three to ten years. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of the useful life of the asset or the lease term.

   Property and equipment at June 30, 1998 and 1999 consisted of the following (in thousands):

                                                                 1998    1999
                                                                ------- -------
   Land and buildings.......................................... $ 4,211 $ 4,211
   Equipment...................................................   9,046  11,969
   Leasehold improvements......................................   2,768   4,133
   Tooling.....................................................   1,953   2,198
   Furniture and fixtures......................................     824   1,107
   Computer....................................................   2,202   3,042
   Vehicles....................................................     142     200
                                                                ------- -------
   Total.......................................................  21,146  26,860
   Less accumulated depreciation and amortization..............   9,680  12,374
                                                                ------- -------
   Property and equipment, net................................. $11,466 $14,486
                                                                ======= =======

 Intangibles and Other Assets

   Intangible and other assets at June 30, 1998 and 1999 consisted of the following (in thousands):

                                                                   1998   1999
                                                                  ------ ------
   Software development costs.................................... $  588 $  588
   Goodwill and identified intangible assets.....................  2,142  6,942
   Joint venture and equity investments..........................    108  1,311
   Deposits......................................................    168    102
   Other.........................................................    422    721
                                                                  ------ ------
   Total.........................................................  3,428  9,664
   Less accumulated amortization.................................    690  1,083
                                                                  ------ ------
   Intangible and other assets, net.............................. $2,738 $8,581
                                                                  ====== ======

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999


   At June 30, 1998 and 1999, goodwill and identified intangible assets consisted of the following as a result of the following acquisitions (in thousands):

                                                                   1998   1999
                                                                  ------ ------
   Acquisition of minority interests............................. $1,554 $1,554
   Acquisition of Advanced Micro Electronics AS..................    588    588
   Acquisition of Metorex Security...............................         3,193
   Acquisition of SMI............................................         1,470
   Acquisition of Corrigan.......................................           110
   Acquisition of Aristo.........................................            27
                                                                  ------ ------
                                                                  $2,142 $6,942
                                                                  ====== ======

   Goodwill and identified intangible assets are amortized on a straight-line basis over periods ranging from 12 to 20 years.

   Software development costs incurred in the research and development of software products are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility is established, certain software development costs are capitalized. The software, once developed, is a component that is included in x-ray security machines when they are sold to customers. The Company amortizes these costs on a straight-line basis over a two-year period. No software development costs were capitalized during the three years ended June 30, 1999.

 Impairment of Long-Lived Assets

   The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, the Company recognizes an impairment loss based on the estimated fair value of the asset. Impairment losses for Osteometer have been disclosed in Note 3 to the financial statements.

 Income Taxes

   Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of the Company's assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

 Fair Value of Financial Instruments

   The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, and debt instruments. The carrying values of financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of the Company's long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates offered to the Company. The fair value of the Company's senior subordinated debt cannot be determined due to the related-party nature of the obligations.

 Foreign Exchange Instruments

   The Company's use of derivatives is limited to the purchase of foreign exchange contracts in order to minimize foreign exchange transaction gains and losses. The Company purchases forward contracts to hedge commitments to acquire inventory for sale and does not use the contracts for trading purposes. As of June 30, 1999, there was approximately $200,000 in outstanding foreign exchange contracts. The estimated fair value of these contracts, based on quoted market prices from banks, closely approximated their carrying value at June 30, 1999.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999


 Revenue Recognition

   The Company recognizes revenue upon shipment of its product.

 Foreign Currency Translation

   The accounts of the Company's operations in Singapore, Malaysia, Norway, Denmark, Finland, Canada and the United Kingdom are maintained in Singapore dollars, Malaysian ringgits, Norwegian kroner, Danish kroner, Finnish markka, Canadian dollars and U.K. pounds sterling, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholders' equity. Transaction gains (losses) of approximately $68,000, $(39,000) and $(743,000) were included in income for the years ended June 30, 1997, 1998 and 1999, respectively.

 Restructuring Costs

   The Company adopted a restructuring plan in the quarter ended March 31, 1999. In terms of the plan the Company recorded $458,000 of restructuring costs associated primarily with the termination of certain employees and integration of certain activities of subsidiaries. All of the restructuring costs have been incurred and recorded before March 31, 1999.

 Earnings per Share

   The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." The Company has reflected the provisions of SFAS No. 128 in the accompanying financial statements for all periods presented. Earnings per common share are computed using the weighted average number of shares outstanding during the period. Earnings per common share--assuming dilution are computed using the weighted average number of shares outstanding during the period and dilutive common stock equivalents from the Company's stock option plans, and in the 1997 period common equivalent shares from convertible debt and preferred stock, calculated using the treasury stock and if converted methods.

   The following table reconciles the numerator and denominator used in calculating earnings per share and earnings per common share--assuming dilution.

                                                Year Ended June 30, 1997
                                           -----------------------------------
                                             Income       Shares     Per Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------  ---------
Earnings per common share................. $4,177,000   2,430,347      $1.72
                                                                       =====
Income available to common stockholders
Effect of dilutive securities
Convertible subordinated debt.............     92,000   2,098,125
Convertible preferred stock...............              1,689,815
Options, treasury stock method............                 45,676
                                           ----------   ---------
Earnings per common share--assuming
 dilution
Income available to common stockholders
 and assumed conversions.................. $4,269,000   6,263,963      $0.68
                                           ==========   =========      =====

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999

                                                Year Ended June 30, 1998
                                           -----------------------------------
                                             Income       Shares     Per Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------  ---------
Earnings per common share
Income available to common stockholders... $8,248,000   8,753,702      $0.94
                                                                       =====
Effect of dilutive securities
Options, treasury stock method............                202,217
                                                        ---------
Earnings per common share--assuming
 dilution
Income available to common stockholders
 and assumed conversion................... $8,248,000   8,955,919      $0.92
                                           ==========   =========      =====
                                                Year Ended June 30, 1999
                                           -----------------------------------
                                             Income       Shares     Per Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------  ---------
Earnings per common share
Income available to common stockholders... $  741,000   9,706,218      $0.08
                                                                       =====
Effect of dilutive securities
Convertible subordinated debt
Convertible preferred stock
Options, treasury stock method............                122,753
                                           ----------   ---------
Earnings per common share--assuming
 dilution
Income available to common stockholders
 and assumed conversions.................. $  741,000   9,828,971      $0.08
                                           ==========   =========      =====

 Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which revises the accounting for derivative financial instruments. This statement requires that all derivative instruments be recorded on the balance sheets at their fair values. Changes in the fair value of derivatives will be recorded in income or other comprehensive income. The Company is currently analyzing the impact of this statement, which is required to be adopted in 2001, and does not expect it to have a material impact on the Company's financial position or results of operations.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Joint Ventures and Equity Investments

   In January 1995, the Company, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company, the Company's chairman and the Company's chief financial officer have a 36%, 10.5% and 4.5% ownership interest, respectively, in the joint venture. The Company's investment of approximately $183,000 consists of an initial investment of $108,000 and the Company's equity in the earnings of the joint venture since inception of $75,000.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999


   The joint venture was formed for the purpose of the manufacture, assembly, service and testing of x-ray security and other products. Some of the Company's subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products to the joint venture utilizing technology received from the subsidiary. The agreement provides for technology transfer between the Company and the joint venture, subject to certain restrictions.

   During the years ended June 30, 1998 and 1999, the Company earned a technical fee from the joint venture in the amount of $144,000 and $107,000, respectively. At June 30, 1999, $107,000 was unpaid and included in other receivables in the accompanying consolidated financial statements.

   In August 1998, the Company invested $315,000, including professional fees associated with the investment, in Square One, Inc. The Company's investment including goodwill of $242,000 is accounted for under the equity method and included in other assets in the accompanying financial statements. The Company's equity in the losses of the investment through June 30, 1999 was not significant. Square One, Inc. develops and manufactures infrared-based patient monitoring devices and subsystems.

   During the year, the Company invested $1,002,000, including professional fees associated with the acquisition, in TFT Medical, Inc. for an equity share of 40.3%. The Company's investment of $1,002,000 includes goodwill of $740,000, which is the excess of the purchase price over the Company's share of the net assets acquired. At June 30, 1999, the Company's equity in the losses of the investment is $187,000 and is included in selling, general and administrative expenses. The investment and equity losses are included in other assets in the accompanying financial statements. TFT Medical, Inc. develops new generation pulse oximeter instruments and probes for use in the medical field.

3. Acquisitions

   On March 3, 1997, the Company acquired the capital stock of Advanced Micro Electronics AS ("AME"), headquartered in Horten, Norway, from Industriinvestor ASA. The cash purchase price amounted to $916,000. The acquisition has been accounted for by the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired of $2,350,000 and liabilities assumed of $2,022,000, based on the estimated fair values of the assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is being amortized over a period of 20 years.

   During fiscal 1998, the Company acquired the "Secure" product line from ThermoSpectra Corporation. The cash purchase price amounted to $750,000. The purchased assets include, among other things, equipment, inventory and intellectual property rights relating to x-ray machines and x-ray backscatter detection technology (including patents and patent applications).

   On September 2, 1998, the Company acquired the capital stock of Osteometer, a Danish manufacturer of bone densitometers for the diagnosing of osteoporosis. The cash purchase price amounted to $7,885,000, including professional fees associated with the acquisition. The acquisition has been accounted for by the purchase method of accounting, and, accordingly, based on the valuation obtained, the purchase price has been allocated to the assets acquired of $3,675,000 and liabilities assumed of $1,731,000, in-process research and development of $1,957,000 and identified intangible assets of $3,984,000. Osteometer experienced continued losses due to the worldwide decline in the bone densometer market. As a result of the aforementioned circumstances, the Company recorded an asset impairment charge of $5,189,000, which included the write-off of $3,735,000 of goodwill and $1,454,000 of other assets. The asset impairment charge was calculated as the difference between the carrying amount of the assets and the expected net realizable value of the assets.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999

Subsequent to the year ended June 30, 1999, the Company decided to close the manufacturing facilities of Osteometer in Denmark within the next several months and currently intends to relocate certain of these operations to the U.S. facilities of the Company. The Company will incur additional costs related to this closure and relocation in fiscal 2000. Based on its assessment to date, the Company currently estimates these costs to be in the range of $2,000,000 to $2,700,000. As the Company continues to proceed with the closure and intended relocation of these manufacturing facilities, it will be able to more accurately estimate the range of these costs, which may change from the current estimate.

   On November 4, 1998, the Company purchased the security products business of Metorex Security of Espoo, Finland. The Company paid $4,715,000 in cash, including professional fees associated with the acquisition. The Company may pay up to an additional $1,500,000 in cash, at a later date, based upon future sales. The acquisition has been accounted for by the purchase method of accounting, and, accordingly, based on the valuation obtained, the purchase price has been allocated to the assets acquired of $914,000, in-process research and development of $204,000, and goodwill and identified intangible assets of $3,597,000. Goodwill and identified intangible assets are amortized over a period of 20 and 12 years, respectively.

   On November 17, 1998, the Company acquired all the outstanding stock of SMI, a silicon pressure sensor manufacturer, from Exar Corporation of Fremont, California. The Company paid $2,694,000 in cash, including professional fees associated with the acquisition. The Company may pay up to an additional $3,900,000 million in cash, at a later date, based on future sales. The acquisition has been accounted for by the purchase method of accounting, and, accordingly, based on the valuation obtained, the purchase price has been allocated to the assets acquired of $806,000, in-process research and development of $418,000 and identified intangible assets of $1,470,000. Identified intangible assets are amortized over a period of 12 years.

   On December 11, 1998, the Company purchased most of the assets and assumed certain liabilities of Corrigan, a Canadian security products manufacturer. The Company paid $476,000 in cash, including professional fees associated with the acquisition. The acquisition has been accounted for by the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired of $1,117,000 and liabilities assumed of $751,000, based on the estimated fair values of the assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized over a period of 20 years.

   On January 31, 1999, the Company purchased the product line of Aristo. Aristo develops and manufactures new generation pulse oximeter probes for use in the medical field. The purchase price amounted to $277,000 in cash, including professional fees associated with the acquisition. The acquisition has been accounted for by the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired of $250,000, based on the estimated fair values of the assets at the date of acquisition. The excess of the purchase price over the fair vale of the assets acquired is being amortized over a period of 20 years.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999


4. Bank Agreements

   At June 30, 1998 and 1999, line of credit borrowings consisted of the following:

                                                                  1998   1999
                                                                  ----- -------
   Line of credit--U.S...........................................       $ 8,500
   Line of credit--Singapore
   Line of credit--Norway........................................ $ 198
   Line of credit--Rapiscan U.K..................................
   Line of credit--Metorex Finland...............................           178
                                                                  ----- -------
   Total bank lines of credit.................................... $ 198 $ 8,678
                                                                  ===== =======

   The Company maintains a senior loan agreement with a U.S. bank, which provides for a $10,000,000 revolving line of credit, a $3,000,000 equipment line of credit and a $15,000,000 line of credit for acquisitions with certain restrictions and $3,000,000 term loan. Borrowings under the line of credit bear interest at the bank's prime rate (7.75% at June 30, 1999) or, at the Company's option, at a fixed rate as quoted by the bank upon request for specific advances and terms. Interest is payable monthly, and the lines expire in November 2000. Borrowings under the senior loan agreement are collateralized by substantially all of the assets of the Company's U.S. subsidiaries. At June 30, 1999, there was $8,500,000 outstanding under the acquisition line of credit. The agreement also provides a commitment for letters of credit up to $10,000,000, not to exceed the available balance under the line of credit. At June 30, 1999, approximately $66,000 was issued and outstanding under letters of credit. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain financial ratios, limitations on outside indebtedness, rental expense and capital expenditures. The Company was in violation of a covenant for the quarter ended June 30, 1999, due to the asset impairment charge. The covenant was subsequently waived by the bank.

   The Company has a credit agreement with a U.S. bank that provides for borrowings up to an amount of $2,084,903. Included in total borrowings is a facility for the purchase of foreign currencies of $1,000,000. Borrowings under the facility bear interest at the bank's prime rate (7.75% at June 30, 1999) plus 5%. Interest is payable on demand. Borrowings under the current agreement are secured by certain of the Company's assets. At June 30, 1999, there were no amounts outstanding under the revolving line of credit. The agreement also provides a commitment for letters of credit for a specific customer up to $1,885,000. At June 30, 1999, approximately $850,000 was issued and outstanding under letters of credit. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain financial ratios, limitations on outside indebtedness, profitability, payments of dividends and capital expenditures. The above facility expires in November 1999, and the Company has not yet decided how it will handle these facilities upon their expiration.

   Opto Sensors Pte. Ltd. ("OSP") has a loan agreement with a Singapore bank that provides for a revolving line of credit up to 2,900,000 Singapore dollars (approximately US $1,706,000 at June 30, 1999). Borrowings under the line of credit bear interest at the bank's prime rate (10% at June 30, 1999) plus 2.25%. Interest is payable monthly, and borrowings are due on demand. Borrowings under the line of credit are collateralized by certain assets of OSP and are guaranteed by certain officers of the Company. Borrowings secured by intercompany receivables are guaranteed by the Company. At June 30, 1999, there were no amounts outstanding under the revolving line of credit.

   AME has a loan agreement with a Norwegian bank that provides for revolving line of credit borrowings up to 5,000,000 Norwegian kroner (approximately US $636,000 at June 30, 1999). Borrowings under the line

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999

of credit bear interest at a variable rate, which was 10.1% at June 30, 1999. Interest is payable quarterly. Borrowings under the line of credit are collateralized by certain AME assets. At June 30, 1999, there were no amounts issued and outstanding under the line of credit.

   Rapiscan U.K. has a loan agreement with a U.K. bank that provides for an overdraft facility up to a maximum amount of 2,000,000 pounds sterling (approximately US $3,140,000 at June 30, 1999) outstanding at any one time, which amounts are secured by certain assets of Rapiscan U.K. At June 30, 1999, no amounts were outstanding under the overdraft facility. Outstanding borrowings bear interest at a base rate (7.5% at June 30, 1999) plus 1.5% per annum. The agreement also provides for a 1,000,000 pounds sterling (approximately US $1,570,000 at June 30, 1999) facility for tender and performance bonds and a 1,000,000 pounds sterling (approximately US $1,570,000 at June 30, 1999) facility for the purchase of foreign exchange contracts. These facilities are secured by certain assets of Rapiscan U.K., and the Company has guaranteed Rapiscan U.K.'s obligation under the performance bond facility. As of June 30, 1999, $277,000 was outstanding under the performance bond facility, and Rapiscan U.K. had purchased forward exchange contracts in the amount of $200,000. The above facilities expire in January 2000, and the Company believes that they will be renewed on the same or similar terms.

   A subsidiary has a loan agreement with a Malaysian bank that provides for a revolving line of credit up to 1,500,000 Malaysian ringgits (approximately US $395,000 at June 30, 1999). Borrowings under the line of credit bear interest at the bank's base lending rate (9% at June 30, 1999) plus 1.75%. Interest is payable monthly. No amounts were outstanding under this agreement at June 30, 1999. Borrowings under this agreement are secured by certain assets of the subsidiary. The above facility expires in February 2000, and the Company believes that it will be renewed on the same or similar terms.

   A subsidiary has a loan agreement with a Malaysian bank that provides for performance bonds and standby letters of credit of 2,500,000 Malaysian ringgits (approximately US $658,000 at June 30, 1999). As of June 30, 1999, $310,000 was
outstanding under the loan agreement. The agreement also provides for overdraft borrowings up to 1,000,000 Malaysian ringgits (approximately US $263,000 at June 30, 1999). Borrowings under the overdraft facility bear interest at the bank's base lending rate (9.5% at June 30, 1999) plus 2.25%. At June 30, 1999, there were no amounts outstanding under the facility. Borrowings under this agreement are secured by certain assets of the subsidiary. The above facility expires in October 1999, and the Company believes that it will be renewed on the same or similar terms.

   Metorex Security, Finland, has a loan agreement with a Finnish bank that provides for a foreign currency overdraft facility up to 2,000,000 Finnish markka (approximately US $347,000 at June 30, 1999). At June 30, 1999, approximately $178,000 was outstanding under the overdraft facility. The agreement also provides for 1,000,000 Finnish markka (approximately US $174,000 at June 30, 1999) for tender and performance bonds. At June 30, 1999, approximately $26,000 was outstanding under the tender and performance bonds facility. Borrowings under the facility bear interest at the bank's prime lending rate (3% at June 30, 1999) plus 1%. The above facilities expire in February 2000, and the Company believes that they will be renewed on the same or similar terms.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999


5. Long-Term Debt

   At June 30, 1998 and 1999, long-term debt consisted of the following (in thousands):

                                                                      1998  1999
                                                                      ----- ----
   Term loan payable to a Norwegian bank, interest due quarterly at a rate of 7%, principal due in monthly installments of $8,680.
    The outstanding balance was paid in full in September 1998......  $ 312
   Liability under settlement agreements, interest. Treasury bill rate (5.055% at June 30, 1998). The outstanding balance was paid
    in full in March 1999...........................................    400
   Capital lease payable in monthly installments of $10,860 until paid in full on November 1, 2000. Interest is due monthly at a
    rate of 9.2%....................................................    310 $158
   Interest-free subsidy payable to a Danish government institution
    based on future product sales of a particular product...........         174
   Other............................................................     23   77
                                                                      ----- ----
                                                                      1,045  409
   Less current portion of long-term debt...........................    633  292
                                                                      ----- ----
   Long-term portion of debt........................................  $ 412 $117
                                                                      ===== ====

   Fiscal year principal payments of long-term debt as of June 30, 1999 are as follows (in thousands):

   2000.............................................................        $292
   2001.............................................................         117
                                                                            ----
   Total............................................................        $409
                                                                            ====

6. Income Taxes

   For financial reporting purposes, income before provision for income taxes and minority interest includes the following components (in thousands):

                                                         1997   1998    1999
                                                        ------ ------- -------
   Pre-tax income:
     United States....................................  $2,655 $ 4,505 $ 1,838
     Foreign..........................................   2,938   6,495  (3,662)
                                                        ------ ------- -------
   Total pre-tax income (loss)........................  $5,593 $11,000 $(1,824)
                                                        ====== ======= =======

   The Company's provision for income taxes is composed of the following (in thousands):

                                                         1997    1998    1999
                                                        ------  ------  -------
   Current:
     Federal........................................... $1,256  $1,729  $(1,946)
     State.............................................     24     246      290
     Foreign...........................................  1,036   1,091      475
                                                        ------  ------  -------
                                                         2,316   3,066   (1,181)
   Deferred............................................   (900)   (314)  (1,384)
                                                        ------  ------  -------
   Total provision..................................... $1,416  $2,752  $(2,565)
                                                        ======  ======  =======

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999


   The Company does not provide for U.S. income taxes on the undistributed earnings of the foreign subsidiaries, as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time. At June 30, 1999, undistributed earnings of the foreign subsidiaries amounted to approximately $4,998,000. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

   Deferred income tax assets (liabilities) at June 30, 1998 and 1999 consisted of the following (in thousands):

                                                                1998     1999
                                                               -------  -------
   State income taxes........................................  $ 1,585  $ 1,892
   Federal income tax credit carryforwards...................               358
   Net operating loss carryforwards..........................             1,208
   Other assets..............................................      644    1,483
                                                               -------  -------
   Total deferred income tax assets..........................    2,229    4,941
                                                               -------  -------
   Depreciation..............................................       67     (406)
   Capitalized software development costs....................     (217)    (217)
   State income taxes........................................     (462)    (772)
   Revitalization zone deductions............................     (530)
   Other liabilities.........................................            (1,074)
                                                               -------  -------
   Total deferred income tax labilities                         (1,142)  (2,469)
                                                               -------  -------
   Net deferred income taxes.................................  $ 1,087  $ 2,472
                                                               =======  =======

   As of June 30, 1999, the Company has federal and state net operating loss carryforwards of approximately $2,718,000 and $2,904,000, respectively. The Company's federal and state net operating losses will begin to expire in the tax years ending June 30, 2019 and 2004, respectively. The Company also has federal research and experimental credit carryforwards and state research and experimental and revitalization zone credit carryforwards of approximately $343,000 and $1,892,000, respectively. The Company's federal and state credit carryforwards will begin to expire in tax years ending June 30, 2019 and 2014, respectively.

   No valuation allowance for deferred tax assets was required for the years ended June 30, 1998 and 1999, as management believes it is more likely than not that the Company will generate sufficient taxable income to realize its deferred tax assets.

   The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

                                                         1997  1998    1999
                                                         ----  -----  ------
   Provision for income taxes at federal statutory
    rate................................................ 35.0%  35.0%  (35.0)%
   State income taxes (credits), net of federal
    benefit............................................. (4.7)  (1.1)  (19.6)
   Nontaxable earnings of FSC........................... (4.9)  (1.3)  (13.6)
   Research and development tax credits................. (1.7)  (1.7)  (11.8)
   Foreign income subject to tax at other than federal
    statutory rate...................................... (1.0) (10.9)  (95.6)
   Foreign losses with no foreign tax benefits..........                26.1
   In process research and development..................                 7.9
   Other................................................  2.6    5.0     2.4
                                                         ----  -----  ------
   Effective income tax rate............................ 25.3%  25.0% (139.2)%
                                                         ====  =====  ======

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999


7. Commitments and Contingencies

   The Company leases some of its production and office facilities and certain equipment under various operating leases. Most of these leases provide for increases in rents based on the Consumer Price Index and include renewal options ranging from two to ten years. Future minimum lease payments under such leases as of June 30, 1999 are as follows:

      2000..........................................................  $1,549,000
      2001..........................................................   1,413,000
      2002..........................................................   1,062,000
      2003..........................................................     957,000
      2004..........................................................     818,000
      2005 and thereafter...........................................   3,687,000
                                                                      ----------
      Total.........................................................  $9,486,000
                                                                      ==========

   Total rent expense included in the accompanying consolidated financial statements was $921,000, $1,013,000 and $1,968,000 for the years ended June 30, 1997, 1998 and 1999, respectively.

   The Company is involved in various claims and legal proceedings arising out of the conduct of its business. In the opinion of the Company's management after consultation with outside legal counsel, the ultimate disposition of such proceedings, will not have a materially adverse effect on the Company's consolidated financial position or future results of operations.

8. Stock Options

   The Company has two stock option plans. Under the 1987 plan, 1,050,000 shares of common stock have been reserved for the issuance of incentive stock options to key employees, directors and officers of the Company. The price, terms and conditions of each issuance are determined by the Board of Directors with the advice of and input from the Compensation Committee.

   The 1997 plan was established in May 1997 and authorizes the grant of up to 850,000 shares of the Company's common stock in the form of incentive and nonqualified options. Employees, officers and directors are eligible under this plan, which is administered by the Board of Directors, which determines the terms and conditions of each grant, with the advice of and input from the Compensation Committee. The exercise price of nonqualified options may not be less than 85% of the fair market value of the Company's common stock at the date of grant. The exercise price of incentive stock options may not be less than the fair market value of the Company's common stock at the date of grant. The exercise price of incentive stock options granted to individuals that own greater than 10% of the Company's voting stock may not be less than 110% of the fair market value of the Company's common stock at the date of grant.

   Exercise periods for incentive and nonqualified options granted under this plan may not exceed five years from the grant date.

   In November and December 1996, the Company granted stock options for the purchase of 235,125 shares of the Company's common stock to certain employees at prices below the $6.67 estimated fair market value at the date of grant. The options were accelerated to vest immediately, and, accordingly, the Company has recorded compensation expense for the year ended June 30, 1997, representing the excess of the fair value of the Company's common stock at the date of grant over the option exercise prices.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999


   The following summarizes stock option activity for the years ended June 30, 1997, 1998 and 1999:

                                                               Option Price
                                                  Number   --------------------
                                                    of     Weighted
                                                 Options   Average     Total
                                                 --------  -------- -----------
Outstanding, June 30, 1996......................  318,750      1.70 $   541,000
Granted.........................................  669,611      8.88   5,947,000
Exercised....................................... (118,125)     1.24    (146,000)
Canceled........................................   (9,750)     2.38     (23,000)
                                                 --------           -----------
Outstanding, June 30, 1997......................  860,486      7.34   6,319,000
Granted.........................................  168,000     10.10   1,696,000
Exercised....................................... (205,387)     2.47    (508,000)
Canceled........................................  (10,187)     9.34     (95,000)
                                                 --------           -----------
Outstanding, June 30, 1998......................  812,912      9.12   7,412,000
Granted.........................................  180,250      7.43   1,339,000
Exercised.......................................  (40,500)     2.43     (99,000)
Canceled........................................ (144,800)    10.29  (1,490,000)
                                                 --------           -----------
Outstanding, June 30, 1999......................  807,862      8.87 $ 7,162,000
                                                 ========           ===========

   The following summarizes pricing and term information for options outstanding as of June 30, 1999:

                               Options Outstanding             Options Exercisable
                     ---------------------------------------- ----------------------
                                        Weighted     Weighted               Weighted
                         Number         Average      Average   Exercisable  Average
      Range of       Outstanding at    Remaining     Exercise      at       Exercise
   Exercise Prices   June 30, 1999  Contractual Life  Price   June 30, 1999  Price
   ---------------   -------------- ---------------- -------- ------------- --------
    $2.00                35,250           0.6         $ 2.00      35,250     $ 2.00
    2.33 to
     3.33               137,175           2.3           2.74     137,175       2.74
    6.56 to
     7.00               124,000           4.5           6.89
   10.00 to
    11.01               151,000           4.0          10.11      37,750      10.11
   11.50 to
    13.50               360,437           3.0          12.03     180,218      12.03
                        -------                                  -------
   $2.00 to
    13.50               807,862           3.2         $ 8.87     390,393     $ 7.67
                        =======                                  =======

   The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The estimated fair value of options granted during 1997, 1998 and 1999 pursuant to SFAS No. 123 was approximately $1,054,000, $768,000 and $1,272,000, respectively. Had the Company adopted SFAS No. 123, pro forma net income would have been $4,058,000, $7,787,000 and $(213,000), and pro forma net income per share would have been $0.64, $0.87 and $(0.02) for 1997, 1998 and 1999, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of zero and volatility of 71% (1998 and 1997, 44% and 0%, respectively), a risk-free interest rate of 5.67% (1998 and 1997, 5.47% and 6.53%, respectively) and expected option lives of five years.

9. Stockholders' Equity

   In May 1997, the Company's Board of Directors authorized a 1.5-for-1 stock split of the outstanding common stock. All share and per share numbers have been adjusted to retroactively reflect the common stock split.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999


   The preferred stock had a liquidation preference of $1.00 per share and was otherwise entitled to the same voting, dividend and all other rights as the common stock.

   In June 1997, in order to simplify the capital structure of the Company, holders of the preferred stock converted each preferred share into 1.5 shares (post-split) of common stock.

   In June 1997, the Company amended its articles of incorporation, which articles authorize 10,000,000 shares of new preferred stock. Such preferred stock has no par value, and no preferred shares are issued and outstanding at June 30, 1998 and 1999.

   In connection with the acquisition of the minority interest of a subsidiary in November 1996 (see Note 1), the Company granted the selling shareholders/employees options to purchase 45,486 shares of the Company's common stock at $11.50 per share. The options vest over four years from the date of grant.

   The Company's Registration Statement for its initial public offering of securities (File No. 333-29179) became effective on October 1, 1997, when the Company issued 3,330,000 shares of its common stock for net proceeds of approximately $41,000,000.

   In March 1999, the Board of Directors instituted a treasury stock program under which the Company is authorized to purchase up to a total of 2,000,000 shares for reissuance in future proceeds. The Company purchased 85,000 shares at a cost of $438,000 during fiscal 1999. These shares are disclosed as treasury stock in the accompanying financial statements.

10. Related-Party Transactions

   The Company contracts with entities affiliated by common ownership to provide messenger service and auto rental and printing services. The Company also contracts for professional services from a firm that has a partner serving as a member of the Company's Board of Directors. Included in cost of sales, selling, general and administrative expenses for the years ended June 30, 1997, 1998 and 1999 are approximately $111,000, $99,000 and $103,000 for messenger service and auto rental; $82,000, $186,000 and $76,000 for printing services; and $11,000, $13,000 and $4,000 for professional services, respectively. For the year ended June 30, 1997, the Company paid a one-time consulting fee amounting to $100,000 to an entity that is a shareholder of the Company.

   Shareholders and other parties related to the Company had made loans to the Company under agreements subordinating such loans to the Company's bank borrowings (see Notes 4 and 5). Interest expense related to such borrowings was approximately $146,000 for the year ended June 30, 1997.

11. Government Settlement

   During 1994, a subsidiary of the Company was notified that the U.S. Department of Justice was conducting an investigation regarding the testing of certain products that were sold by a subsidiary under government contracts. A settlement of $1,500,000 was agreed to and was accrued and charged to operations in the year ended June 30, 1994. The settlement is being paid in five increasing installments, with the unpaid principal balance bearing interest at the 52-week Treasury bill rate. The final payment under this settlement was made during the year ended June 30, 1999.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999


12. Employee Benefit Plans

   OSI Systems, Inc. has a qualified employee retirement savings plan. The plan provides for a contribution by the Company, which is determined annually by the Board of Directors. In addition, the plan permits voluntary salary reduction contributions by employees. The Company made no contributions to the plan for the years ended June 30, 1998, 1997 and 1996. During 1995, a subsidiary in the U.K. ("Rapiscan U.K.") transferred its existing employees from their former owner's plan to a new plan, the Rapiscan U.K. Defined Benefit Plan, which covers certain Rapiscan U.K. employees. The benefits under this plan are based on years of service and the employees' highest 12 months' compensation during the last five years of employment. Rapiscan U.K.'s funding policy is to make the minimum annual contributions required by applicable regulations based on an independent actuarial valuation sufficient to provide for benefits accruing after that date. Pension expense for the years ended June 30, 1997, 1998 and 1999 was approximately $91,000, $138,000 and $106,000, respectively.

13. Subsequent Events

   The acquisition of Metorex Security provided for additional future payments, up to $1,500,000 in cash, based on future sales. In July 1999, the Company paid 4,400,000 Finnish markka (approximately US $759,000) in lieu of the future contingent payments.

   In July 1999, the Company entered into a non-exclusive patent license agreement. The Company paid $450,000 for the patent license which expires in 2000. The Company may be required to make additional payments of up to $350,000 based on certain future orders and shipments.

   Subsequent to the end of the year, the Company purchased 247,500 additional shares under the treasury stock repurchase plan at a total cost of $1,167,125.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999


14. Unaudited Quarterly Results

   The following table presents unaudited quarterly financial information for the four quarters ended June 30, 1999:

                                       Quarter Ended in Thousands
                              -----------------------------------------------
                                                                       June
                              September 30,  December 31,  March 31,    30,
                                  1998           1998        1999      1999
                              -------------  ------------  ---------  -------
                                              (Unaudited)
Revenues.....................       $21,404       $24,847    $24,606  $30,906
Costs of goods sold..........        14,988        17,424     17,099   22,194
                                    -------       -------    -------  -------
    Gross profit.............         6,416         7,423      7,507    8,712
                                    -------       -------    -------  -------
Operating expenses:
  Selling, general and
   administrative............         3,363         3,386      5,104    5,599
  Research and development...         1,024         1,559      1,537    1,591
  In-process research and
   development...............                       2,579
  Goodwill amortization......            26           162        203      204
  Asset impairment charge....                                           5,189
  Restructuring costs........                                    458
                                    -------       -------    -------  -------
    Total operating
     expenses................         4,413         7,686     7,302    12,583
                                    -------       -------    -------  -------
Income (loss) from
 operations..................         2,003          (263)       205   (3,871)
Interest (income) expense,
 net.........................          (167)          (83)       125       23
                                    -------       -------    -------  -------
Income (loss) before
 provision (benefit) for
 income taxes................         2,170          (180)        80   (3,894)
Provision (benefit) for
 income taxes................           510           423       (300)  (3,198)
                                    -------       -------    -------  -------
    Net income (loss)........       $ 1,660       $  (603)  $   380   $  (696)
                                    =======       =======    =======  =======
Earnings (loss) per common
 share.......................       $  0.17       $ (0.06)   $  0.04  $ (0.07)
                                    =======       =======    =======  =======
Earnings (loss) per common
 share--assuming dilution....       $  0.17       $ (0.06)   $  0.04  $ (0.07)
                                    =======       =======    =======  =======

15. Segment Information

   The Company has adopted SFAS No. 131, "Segment Disclosure." The Company has reflected the provisions of SFAS No. 131 in the accompanying financial statements for all periods presented. The Company believes that it operates in two identifiable industry segments, namely optoelectronic and silicon pressure-sensor devices and subsystems and medical imaging systems, and security and inspection products. For the years ended June 30 1997, 1998 and 1999 external revenues from optoelectronic and silicon pressure-sensor devices subsystems and medical imaging systems were $42,879, $50,120 and $55,469, respectively. Revenues from security and inspection systems were $34,749, $43,798 and $46,294 for the years ended June 30 1997, 1998 and 1999, respectively. Segment information is provided by geographic area. As discussed in Note 1, the Company is vertically integrated and is sharing common resources and facilities. Therefore, with the exception of external revenues, therefore, meaningful information is not available by industry or product segment.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999


   The Company's operating locations include the North America (United States and Canada), Europe (United Kingdom, Denmark, Finland and Norway) and Asia (Singapore and Malaysia). The Company's operations and identifiable assets by geographical area are as follows (in thousands):

                                        Year Ended June 30, 1997
                           ---------------------------------------------------
                            North
                           America  Europe    Asia   Eliminations Consolidated
                           -------- -------  ------- ------------ ------------
Revenues.................. $ 54,310 $18,915  $ 4,403                $ 77,628
Transfer between
 geographical areas.......    8,655   5,156   12,191  $ (26,002)
                           -------- -------  -------  ---------     --------
Net revenues.............. $ 62,965 $24,071  $16,594  $ (26,002)    $ 77,628
                           ======== =======  =======  =========     ========
Operating income.......... $  3,814 $ 1,849  $ 1,390  $    (263)    $  6,790
                           ======== =======  =======  =========     ========
Identifiable assets....... $ 52,367 $15,066  $ 8,395  $ (28,495)    $ 47,333
                           ======== =======  =======  =========     ========
Capital expenditure....... $  1,561 $   293  $   328                $  2,182
                           ======== =======  =======  =========     ========
Depreciation.............. $  1,503 $   584  $   215                $  2,302
                           ======== =======  =======  =========     ========
                                        Year Ended June 30, 1998
                           ---------------------------------------------------
                            North
                           America  Europe    Asia   Eliminations Consolidated
                           -------- -------  ------- ------------ ------------
Revenues.................. $ 56,710 $27,537  $ 9,671                $ 93,918
Transfer between
 geographical areas.......    6,786   3,329   12,672  $ (22,787)
                           -------- -------  -------  ---------     --------
Net revenues.............. $ 63,496 $30,866  $22,343  $ (22,787)    $ 93,918
                           ======== =======  =======  =========     ========
Operating income.......... $  4,151 $ 2,686  $ 4,329  $    (766)    $ 10,400
                           ======== =======  =======  =========     ========
Identifiable assets....... $143,080 $16,254  $ 9,591  $ (82,103)    $ 86,822
                           ======== =======  =======  =========     ========
Capital expenditure....... $  6,313 $ 1,047  $   127  $             $  7,487
                           ======== =======  =======  =========     ========
Depreciation.............. $  1,435 $   676  $   113  $             $  2,224
                           ======== =======  =======  =========     ========
                                        Year Ended June 30, 1999
                           ---------------------------------------------------
                            North
                           America  Europe    Asia   Eliminations Consolidated
                           -------- -------  ------- ------------ ------------
Revenues.................. $ 63,208 $33,874  $ 4,681                $101,763
Transfer between
 geographical areas.......    7,387   7,434   13,485  $ (28,306)
                           -------- -------  -------  ---------     --------
Net revenues.............. $ 70,595 $41,308  $18,166  $ (28,306)    $101,763
                           ======== =======  =======  =========     ========
Operating income (loss)... $  2,064 $(6,942) $ 3,957  $  (1,005)    $ (1,926)
                           ======== =======  =======  =========     ========
Identifiable assets....... $160,335 $30,358  $13,515  $(110,837)    $ 93,371
                           ======== =======  =======  =========     ========
Capital expenditure....... $  2,426 $ 1,767  $   414  $             $  4,607
                           ======== =======  =======  =========     ========
Depreciation.............. $  1,859 $   975  $   252  $             $  3,086
                           ======== =======  =======  =========     ========

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                        Additions
                          -----------------------------------
                           Balance         (1)         (2)                     Balance
                             at          Charged     Charged    Deductions--   at end
                          beginning   to costs and   to other    write-offs      of
                          of period     expenses     accounts   (Recoveries)   period
                          ---------   ------------   --------   ------------   -------
Description
-----------
Balance for doubtful
 accounts:
  Year Ended June 30,
   1997..................   $276          $389          --          $ 79        $586
                            ====          ====         ====         ====        ====
  Year Ended June 30,
   1998..................   $586          $122          --          $157        $551
                            ====          ====         ====         ====        ====
  Year Ended June 30,
   1999..................   $551          $ 86         $295         $ 72        $860
                            ====          ====         ====         ====        ====

                               INDEX TO EXHIBITS

 Number  Exhibit Description
 ------  -------------------
   3.1   Articles of Incorporation of the Company (1)
   3.2   Amended and Restated Bylaws of the Company (1)
   4.1   Specimen Common Stock Certificate (3)
  10.1   1987 Incentive Stock Option Plan, as amended, and form of Stock Option
         Agreement (1)
  10.2   1997 Stock Option Plan and forms of Stock Option Agreements (2)
  10.3   Employment Agreement dated April 1, 1997 between the Company and
         Deepak Chopra (1)
  10.4   Employment Agreement dated April 1, 1997 between the Company and Ajay
         Mehra (1)
  10.5   Employment Agreement dated March 1, 1993 between the Company and
         Andreas F. Kotowski (3)
  10.6   Employment Agreement dated April 1, 1997 between the Company and
         Manoocher Mansouri Aliabadi (1)
  10.7   Employment Agreement dated October 5, 1994 between the Company and
         Anthony S. Crane (3)
  10.8   Expatriate Employment Agreement dated July 11, 1995 between the
         Company and Thomas K. Hickman (2)
  10.9   Incentive Compensation Agreement dated December 18, 1996 between the
         Company and Andreas F. Kotowski (1)
  10.10  Form of Indemnity Agreement for directors and executive officers of the Company (3)
  10.11  Joint Venture Agreement dated January 4, 1994 among the Company,
         Electronics Corporation of India, Limited and ECIL-Rapiscan Security
         Products Limited, as amended (2)
  10.12  Amendment Number Two to Lease, dated October 24, 1995 to lease dated
         January 1, 1989 by and between KB Management Company, and UDT Sensors,
         Inc.(1)
  10.13  Lease Agreement dated July 4, 1986 by and between Electricity Supply
         Nominees Limited and Rapiscan Security Products Limited (as assignee of International Aeradio Limited) (3)
  10.14  Lease Agreement dated January 17, 1997 by and between Artloon Supplies
         Sdn. Bhd. and Opto Sensors (M) Sdn. Bhd.(1)
  10.15  Credit Agreement entered into on November 1, 1996 by and between Opto
         Sensors, Inc., UDT Sensors, Inc., Rapiscan Security Products (U.S.A.),
         Inc. and Ferson Optics, Inc., and Wells Fargo HSBC Trade Bank (1)
  10.16  License Agreement made and entered into as of December 19, 1994, by and between EG&G, Inc. and Rapiscan Security Products, Inc.(1)
  10.17  Stock Purchase Agreement dated March 5, 1997 between Industriinvestor
         ASA and Opto Sensors, Inc.(1)
  10.18  Lease dated September 24, 1997 between the Company and D.S.A.
         Properties (4)
  10.19  Agreement of Purchase and Sale and Joint Escrow Instructions dated as of June 23, 1998 by and between KB Chadron Building, LLC and UDT
         Sensors, Inc. (5)
  10.20  Agreement of Purchase and Sale and Joint Escrow Instructions dated as of June 23, 1998 by and between Chadron II, LLC and UDT Sensors, Inc.
         (5)
  10.21  Cooperative Research and Development Agreement dated May 13, 1998 between Rapiscan Security Products, Inc. and the Federal Aviation
         Administration (portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and
         Exchange Commission, which request has been granted) (6)
  10.22* Amended and Restated Credit Agreement entered into on September 2,
         1999, by and between Sanwa Bank California and OSI Systems, Inc., UDT
         Sensors, Inc., Ferson Optics, Inc., Rapiscan Security Products Inc.,
         Metorex Security Products, Inc., Silicon Microstructures, Inc. and
         Aristo Medical Products, Inc.
   21*   Subsidiaries of the Company
   23*   Independent Auditors' Consent
   27*   Financial Data Schedule
  99.1   Criminal Plea and Sentencing Agreement between UDT Sensors, Inc. and
         U.S. Attorney's Office (2)
  99.2   Agreement between UDT Sensors, Inc. and Department of Navy (2)

--------
 *  Filed herewith
(1) Previously filed with the Company's Registration Statement filed June 13, 1997.
(2) Previously filed with the Company's Amendment No. 1 to the Registration Statement filed August 1, 1997.
(3) Previously filed with the Company's Amendment No. 2 to the Registration Statement filed August 15, 1997.
(4) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997.
(5) Previously filed with the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended June 30, 1998.
(6) Previously filed with the Company's quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.