Form 10-Q
period 1999-09-30
OSI SYSTEMS INC
filed 1999-11-15
CIK 1039065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                              -------------------

                                   FORM 10-Q
(Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                        Commission File Number 0-23125

                      ----------------------------------

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

As of November 8, 1999 there were 9,406,695 shares of common stock outstanding.

                               OSI SYSTEMS, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                         PAGE NUMBER
     Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheets at September 30, 1999                3
              and June 30, 1999 (Unaudited)

              Consolidated Statements of Operations for the three months       4
              ended September 30, 1999 and September 30, 1998
              (Unaudited)

              Consolidated Statements of Cash Flows for the three months       5
              ended September 30, 1999 and September 30, 1998
              (Unaudited)

              Notes to Consolidated Financial Statements (Unaudited)           6

     Item 2 - Management's Discussion and Analysis of                          9
              Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                15

     Signatures                                                               15


                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                     OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                  (Unaudited)

                                                                                           September 30,     June 30,
                                                                                               1999            1999
                                                                                           ------------     ---------
                                ASSETS

Current Assets:
  Cash and cash equivalents                                                                     $ 7,683       $ 7,241
  Marketable securities available for sale                                                        1,769         1,708
  Accounts receivable, net of allowance for doubtful accounts of $1,091 and $860
    at September 30, 1999 and June 30, 1999, respectively                                        27,095        29,330
  Other receivables                                                                               2,323         1,862
  Inventory                                                                                      24,822        24,481
  Prepaid expenses                                                                                1,429         1,018
  Deferred income taxes                                                                           1,108         1,108
  Income taxes receivable                                                                         2,463         1,853
                                                                                           ------------     ---------
     Total current assets                                                                        68,692        68,601

Property and Equipment, Net                                                                      14,465        14,486
Intangible and Other Assets, Net                                                                  9,124         8,581
Deferred income taxes                                                                             1,703         1,703
                                                                                           ------------     ---------
     Total                                                                                      $93,984       $93,371
                                                                                           ============     =========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Bank lines of credit                                                                          $12,930       $ 8,678
  Current portion of long-term debt                                                                 297           292
  Accounts payable                                                                                6,836         9,145
  Accrued payroll and related expenses                                                            2,171         2,399
  Income taxes payable                                                                              786           717
  Advances from customers                                                                           843           996
  Accrued warranties                                                                              2,070         1,984
  Other accrued expenses and current liabilities                                                  3,843         2,922
                                                                                           ------------     ---------
     Total current liabilities                                                                   29,776        27,133

Long-Term Debt                                                                                       71           117
Deferred Income Taxes                                                                               324           339
                                                                                           ------------     ---------
     Total liabilities                                                                           30,171        27,589

Shareholders' Equity
  Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at September 30, 1999 and June 30, 1999, respectively
  Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding
    9,739,195 and 9,732,415 shares at September 30, 1999 and June 30, 1999, respectively         49,256        49,230
  Treasury stock                                                                                 (1,605)         (438)
  Retained earnings                                                                              16,779        18,160
  Accumulated other comprehensive income                                                           (617)       (1,170)
                                                                                           ------------     ---------
      Total shareholders' equity                                                                 63,813        65,782
                                                                                           ------------     ---------
      Total                                                                                     $93,984       $93,371
                                                                                           ============     =========

          See accompanying notes to consolidated financial statements

              OSI SYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)
                                  (Unaudited)

                                                                  Three months ended September 30,
                                                                  --------------------------------
                                                                    1999                    1998
                                                                  --------                --------
Revenues                                                          $24,955                 $21,404
Cost of goods sold                                                 17,759                  14,988
                                                                  -------                 -------

Gross profit                                                        7,196                   6,416
Operating expenses:
     Selling, general and administrative                            5,183                   3,363
     Research and development                                       1,637                   1,024
     Goodwill amortization                                            127                      26
     Restructuring costs                                            1,898

                                                                  -------                 -------
           Total operating expenses                                 8,845                   4,413
                                                                  -------                 -------

(Loss)/income from operations                                      (1,649)                  2,003
Interest expense/(income), net                                        123                    (167)

                                                                  -------                 -------
(Loss)/income before provision for income taxes                    (1,772)                  2,170
(Benefit) provision for income taxes                                 (391)                    510

                                                                  -------                 -------
Net (loss)/income                                                 $(1,381)                $ 1,660
                                                                  =======                 =======

(Loss) earnings per common share                                  $ (0.15)                $  0.17
                                                                  =======                 =======

(Loss) earnings per common share,assuming dilution                $ (0.15)                $  0.17
                                                                  =======                 =======

          See accompanying notes to consolidated financial statements

                     OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands)

                                                                         Three months ended September 30,
                                                                         --------------------------------
                                                                           1999                    1998
                                                                         --------                --------
Cash flows from operating activities:
    Net (loss) income                                                    $(1,381)                $  1,660
    Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
        Depreciation and amortization                                        983                      645
        Deferred income taxes                                                (17)                       -
        Changes in operating assets and liabilities:
            Accounts receivable                                            2,379                    2,384
            Other receivables                                               (222)                    (487)
            Inventory                                                       (227)                  (1,837)
            Prepaid expenses                                                (413)                    (335)
            Accounts payable                                              (2,422)                     (54)
            Accrued payroll and related expenses                            (174)                    (912)
            Income taxes payable                                              53                      112
            Increase in prepaid income taxes receivable                     (540)                       -
            Advances from customers                                         (166)                    (260)
            Accrued warranty                                                  69                     (115)
            Other accrued expenses and current liabilities                   793                      340

                                                                         -------                 --------
                Net cash (used in) provided by operating activities       (1,285)                   1,141
                                                                         -------                 --------

Cash flows from investing activities:
    Additions to property and equipment                                     (616)                  (1,594)
    Addition to marketable securities available for sale                       -                   (1,431)
    Gain on sale of marketable securities available for sale                  (2)
    Decrease in equity investments                                            39                        -
    Cash paid for business acquisitions, net of cash acquired               (776)                  (8,663)
    Other assets                                                               -                     (487)

                                                                         -------                 --------
                Net cash used in investing activities                     (1,355)                 (12,175)
                                                                         -------                 --------

Cash flows from financing activities:
    Net proceeds from bank lines of credits                                4,245                    6,400
    Payments on long-term debt                                               (46)                    (356)
    Proceeds from exercise of stock options and warrants                      26                        9
    Treasury stock                                                        (1,167)                       -

                                                                         -------                 --------
                Net cash provided by financing activities                  3,058                    6,053
                                                                         -------                 --------

Effect of exchange rate changes on cash                                       24                       24
                                                                         -------                 --------

Net increase (decrease) in cash                                              442                   (4,957)
Cash or cash equivalents, beginning of period                              7,241                   22,455
                                                                         -------                 --------

Cash or cash equivalents, end of period                                  $ 7,683                 $ 17,498
                                                                         =======                 ========
Supplemental disclosures of cash flow information - Cash
 paid/(received) during the period for:
    Interest                                                             $    47                 $   (239)
    Income taxes                                                         $    95                 $    394

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

Consolidation - The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of September 30, 1999, the consolidated statements of operations and the consolidated statements of cash flows for the three-month periods ended September 30, 1999 and 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 1999 included in the Company's Annual Report on Form 10K as filed with the Commission on September 28, 1999. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2000.

Recent Developments - On October 4, 1999, the Company acquired an additional equity interest, representing 15.3% of the stock ownership of TFT Medical, Inc. for $1.2 million, including professional fees associated with the acquisition. With this additional equity investment, the Company has increased its equity share in TFT Medical, Inc. to 55.6%. TFT Medical Inc. develops new generation pulse oximeter instruments and probes for use in the medical field.

Foreign Exchange Instruments - The Company's use of derivatives is limited to the purchase of foreign exchange contracts in order to minimize foreign exchange transaction gains and losses. The Company purchases forward contracts to hedge commitments to acquire inventory for sale and does not use the contracts for trading purposes. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. The forward exchange contracts related to inventory purchases are recognized as adjustments to the basis of the underlying assets. As of September 30, 1999 and June 30, 1999 there was approximately $211,000 and $200,000, respectively, in outstanding foreign exchange contracts. At September 30, 1999 and June 30, 1999, there were no carrying amounts related to foreign currency contracts on the consolidated balance sheets. The fair values of foreign exchange contracts are estimated by obtaining quotes from brokers. At September 30, 1999 and June 30, 1999, the carrying amount and fair value of these contracts were not material to the consolidated financial statements.

Inventory - Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method.

Inventory at September 30, 1999 and June 30, 1999 consisted of the following (in thousands):

                           September 30,   June 30,
                             1999            1999

Raw Materials.....         $11,747         $11,963
Work-in-process...           8,221           8,000
Finished goods....           4,854           4,518
                           -------         -------
   Total..........         $24,822         $24,481
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

                                                                     For the Quarter ended September 30,
                                              ------------------------------------------------------------------------------------
                                                                1999                                        1998
                                              ----------------------------------------    ----------------------------------------
                                              Income          Shares         Per-Share    Income         Shares         Per-Share
                                              (Numerator)     (Denominator)  Amount       (Numerator)    (Denominator)   Amount
Earnings per common share
Income available to
   common stockholders                        $(1,381,000)    9,521,695       $(0.15)     $1,660,000     9,693,165         $0.17
                                                                             ========                                    ========
Effect of Dilutive Securities
Options, treasury stock method                                        0                                    153,506
                                              -------------------------                   ------------------------

Earnings per common share assuming dilution
Income available to common
   stockholder, assuming dilution             $(1,381,000)    9,521,695       $(0.15)     $1,660,000     9,846,671         $0.17
                                              ======================================      =========================================


Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 "Reporting for Comprehensive Income" (SFAS No. 130), which the Company adopted in the first quarter of fiscal 1999. SFAS No.130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is computed as follows (in thousands):

                                                                          For the Quarter ended September 30,
                                                                          -----------------------------------
                                                                            1999                        1998
                                                                          -------                      ------
Net income                                                                $(1,381)                     $1,660
                                                                          -------                      ------
Other comprehensive income, net of taxes:
  Foreign currency translation adjustments                                    493                        (103)
  Unrealized gains on marketable securities available for sale                 59                         167
                                                                          -------                      ------
Other comprehensive income                                                    552                          64
                                                                          -------                      ------
Comprehensive income                                                      $(  829)                     $1,724
                                                                          =======                      ======

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

Results of Operations

Revenues. Revenues consist of sales of optoelectronic and pressure sensor devices, subsystems, medical imaging systems and security and inspection products. Revenues are recorded net of all inter-company transactions. Revenues increased by 16.6% to $25.0 million for the three months ended September 30, 1999, compared to $21.4 million for the comparable prior year period. Revenues for the three months ended September 30, 1999 from optoelectronic and pressure sensor devices, subsystems and medical imaging systems were $13.8 million or approximately 55.1% of the Company's revenues and revenues from security and inspection products were $11.2 million, or approximately 44.9% of the Company's revenues. The increase in revenues from sales of optoelectronic and pressure sensor devices, subsystems and medical imaging systems for the three months ended September 30, 1999 was primarily due to sales of pressure sensors through the recent acquisition of Silicon Microstructures Inc. ("SMI") and was partially offset by a decrease in sales to the oil exploration industry. The increase in revenues from the sale of security and inspection products for the three months ended September 30, 1999 was primarily due to sales of walk-through metal detection systems through the recent acquisition of the security products business of Metorex International Oy ("Metorex Security").

Gross Profit. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $780,000, or 12.2%, to $7.2 million for the three months ended September 30, 1999 from $6.4 million for the three months ended September 30, 1998. As a percentage of revenues, gross profit decreased to 28.8% for the three months ended September 30, 1999 from 30.0% for the three months ended September 30, 1998. The decrease in gross margin was mainly due to product mix and manufacturing inefficiencies due to acquisitions.

Selling, General and Administrative. Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the three months ended September 30, 1999, such expenses increased by $1.8 million or 54.1%, to $5.2 million from $3.4 million for the three months ended September 30, 1998. As a percentage of revenues, selling, general and administrative expenses increased to 20.8% for the three months ended September 30, 1999 from 15.7% for the three months ended September 30, 1998. The increase in expenses was due primarily to the inclusion of selling, general and administrative expenses of recent acquisitions in the Company's consolidated financial statements, increase in provision for doubtful accounts receivables, increase in legal expenses and other administrative expenses. For the three months ended September 30, 1999, the Company's recently acquired subsidiaries incurred $1.0 million of selling, general and administrative expenses.

Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended September 30, 1999, such expenses increased by $613,000 or 60.0% to $1.6 million from $1.0 million for the three months ended September 30, 1998. As a percentage of revenues, research and development expenses increased to 6.6% for the three months ended September 30, 1999 from 4.8% for the three months ended September 30, 1998. The increase was due primarily to the increase in personnel costs resulting from the Company's recently acquired subsidiaries and continued enhancement of Rapiscan X-ray systems. For the three months ended September 30, 1999, $510,000 of research and development expenses incurred by the acquired companies were included in the Company's consolidated financial statements.

Goodwill Amortization. Amortization of goodwill increased to $127,000 for the three months ended September 30, 1999 from $26,000 for the three months ended September 30, 1998. The increase in goodwill amortization was primarily due to the amortization of goodwill associated with the acquisition of Metorex Security and SMI. In the prior periods, goodwill amortization was included as a component of selling, general and administration expenses.

Restructuring Costs. In August 1999, the Company decided to close the operations of Osteometer in Denmark, and relocate certain of these operations to the Company's U.S. facilities. Based on current estimates, for the three months ended September 30, 1999, the Company recorded restructuring costs of $1.9 million related to the closure of the Osteometer facility in Denmark. These costs were associated primarily with the termination of certain employees, commitments and other facility closure costs. Of that amount, $623,000 was paid during the quarter and $1.3 million was included in other accrued expenses and current liabilities at September 30, 1999. The restructuring costs include $698,000 attributable to employee termination benefits for approximately 32 employees, of which $353,000 was paid during the quarter and $345,000 is included in other accrued expenses and current liabilities.

(Loss)Income from Operations. For the three months ended September 30, 1999, loss from operations was $1.6 million compared to income of $2.0 million for the three months ended September 30, 1998. Excluding the non-recurring restructuring costs of $1.9 million, income from operations for the three months ended September 30, 1999 decreased by $1.8 million or 87.7% to $249,000 from $2.0 million for the three months ended September 30, 1998. Income from operations decreased due to increased selling, general and administrative expenses, increased research and development expenses and increased goodwill amortization and was partially offset by increase in gross profit.

Interest Expense (Income). For the three months ended September 30, 1999, the Company incurred net interest expense of $123,000, compared to net interest income of $167,000 for the three months ended September 30, 1998. The net interest expense for the three months ended September 30, 1999 was due to increased borrowing on the Company's lines of credit and a reduction in short term investments used for working capital and acquisitions.

(Benefit) Provision for Income Taxes. For the three months ended September 30, 1999, the Company had an income tax benefit of $391,000 compared to a provision for income taxes of $510,000 for the three months ended September 30, 1998. As a percentage of loss before benefit for income taxes, the benefit for income taxes was 22.1% for the three months ended September 30, 1999 compared to a provision for income taxes of 23.5% as a percentage of income before provision for income taxes for the three months ended September 30, 1998. The reduction in the Company's effective tax rate was primarily due to non-recurring restructuring costs and a mix in income from U.S. and foreign operations.

Net(Loss)/Income. For the reasons outlined above, including the non-recurring restructuring costs for the three months ended September 30, 1999, the Company had a net loss of $1.4 million, compared to net income of $1.7 million for the three months ended September 30, 1998.

Liquidity and Capital Resources

The Company's operations used net cash of $1.3 million during the three months ended September 30, 1999. The amount of net cash used in operations reflects increases in inventory, other receivables, prepaid expenses and reduction in accounts payable, accrued payroll and related expenses and advances from customers. Net cash used in operations was offset in part by reduction in accounts receivables and increases in other accrued expenses and current liabilities.

Net cash used in investing activities was $1.4 million and $12.2 million for the three months ended September 30, 1999 and 1998, respectively. In the three months ended September 30, 1999, the net cash used in investing activities reflects primarily cash used in business acquisitions and purchases of property and equipment. In the period ended September 30, 1998, the net cash used in investing activities reflects primarily cash used in business acquisitions, purchase of property and equipment and purchase of marketable securities available for sale. In the period ended September 30, 1999, the Company paid 4.4 million Finnish markka (approximately $776,000 on September 30, 1999), in lieu of a contingent payment, based on future sales of up to $1.5 million for the acquisition of Metorex Security. The payment was recorded as goodwill.

Net cash provided by financing activities was $3.1 million and $6.1 million for the three months ended September 30, 1999 and 1998, respectively, in each case primarily in the form of net borrowing from bank lines of credit. In the three months ended September 30, 1999, net cash provided by financing activities was offset in part by the purchase of treasury stock.

In March 1999, the Company announced a stock repurchase program of up to 2,000,000 shares of its common stock. Through November 8, 1999, the Company repurchased 332,500 shares at an average price $4.83 per share. The stock repurchase program did not have a material effect on the Company's liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

The Company anticipates that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet its working capital, stock repurchase program and capital expenditure needs for the foreseeable future.

Foreign Currency Translation. The accounts of the Company's operations in Singapore, Malaysia, England, Denmark, Finland, Norway and Canada are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling, Danish kroner, Finnish markka, Norwegian kroner and Canadian dollars, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder's equity. Net transaction gains of approximately $89,000 and $47,000 were included in income for the three months ended September 30, 1999 and 1998, respectively.

Inflation. The Company does not believe that inflation has had a material impact on its September 30, 1999 results of operations.

Year 2000 Compliance.
Overview:
The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project comprises of four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and (4) implementation and testing.

The Company's Year 2000 project is being spearheaded by a special task force comprised of a senior management team as well as other key personnel. The task force meets on a regular basis to determine and implement the steps necessary to insure that the Company becomes fully Year 2000 compliant.

Status:
The Company's Year 2000 project status is that identification of risks, and assessment of risks has been substantially completed. Development of remediation and contingency plans has either been completed or is underway and implementation and testing are either completed or in stages of completion.

Systems Compliance:
The Company has upgraded its critical database and believes that it is Year 2000 compliant. The financial systems of the Company's principal U.S. subsidiaries have been upgraded and are Year 2000 compliant. The financial systems of the Company's principal foreign subsidiaries are either Year 2000 compliant or in the process of being upgraded in order to be Year 2000 compliant. The Enterprise Resource Planning software used by several of the Company's operating subsidiaries has been certified by software vendors as Year 2000 compliant. The Company has completed a full assessment of all hardware, operating systems and software applications in use in the Company's information systems, operations and infrastructure on a worldwide basis. The necessary upgrading has been identified and necessary hardware purchased or redeployment of existing systems has been performed to ensure that all critical systems will be functional. The costs of such assessment and upgrading have not been material. The Company has obtained Year 2000 compliance statements from the manufacturers of the Company's hardware and software applications.

Trading Partners:
The Company has obtained, where possible, Year 2000 Compliance Statements or Certifications from its critical trading partners. This includes but is not limited to: banks, wire transfer services, electronic transfer services, utilities, communication systems, and freight carriers. The Company is currently in the process of obtaining Year 2000 certification from certain trading partners of its foreign subsidiaries.

Product Compliance:
The Company has completed evaluation of Year 2000 compliance of its own products. The majority of its products were found not to be affected by Year 2000 compliance issues since they do not utilize logic or a date or clock as part of their function. Certain products were determined to be impacted by the Year 2000 date change when "archiving" functions were utilized. The operations of the equipment itself were not impacted. Where applicable, customer notification was made and on request software updates will be performed on request.

Supplier Compliance:
The Company manufactures many products which are dependent on third party suppliers and vendors for critical parts. Critical suppliers have been notified and, where risk is established, contingency plans are in the process of being developed to assure uninterrupted operations.

Risk Assessment:
The Company believes that its greatest potential risks are associated with (i) its information systems and systems embedded in its operations and infrastructure ; and (ii) its reliance on Year 2000 compliance by the Company's vendors and suppliers. The Company has substantially completed the assessment of its operations and infrastructure, and at present time no significant problems have been identified. The Company has asked its critical vendors and suppliers to complete a Year 2000 survey to assess the status of their compliance in order to evaluate the effect it could have on the Company. The Company has completed distribution of surveys to its critical vendors and suppliers and is in the process of mailing follow-up requests to those vendors and suppliers who failed to respond to the initial mailing. The Company is in the process of establishing contingency planning based on either survey results or lack or response by the suppliers. Based on the status of the assessments made and remediation plans developed to date, the Company does not anticipate the cost of these contingency plans to be material and it expects to be able to fund the total costs through operating cash flows. However, the Company has not yet developed remediation for all known problems, or completed all contingency plans.

Based on the Company's current analysis and assessment of the state of its Year 2000 compliance, the Company's most reasonably likely worst case scenario involves delays in shipping of parts, including critical parts, by certain of the Company's vendors and suppliers. Such delays could cause the Company to experience delays in shipping its products. The Company is in the process of formulating contingency plans based on review of compliance surveys from its vendors and suppliers. These plans could include, among other things, increasing inventory of critical parts in late 1999 to insure an adequate supply is on hand to minimize shipping delays by the Company of its products.

As the Year 2000 project approaches completion, the Company may discover additional Year 2000 problems, and may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company continues to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed in a timely and satisfactory manner. Additionally, even though the Company has made every effort to obtain Year 2000 compliance status from its critical suppliers and customers, it cannot enforce responses. In those cases where risks could exist, the necessary steps will be taken either by reserve funding, building inventory or identifying alternate sources prior to the end of 1999.

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


                          PART II  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits
               27. Financial Data Schedule
           b.  Reports on Form 8-K
               None


                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 13th date of November 1999.

                                        OSI Systems, Inc.
                                        -----------------


                                        By: /s/ Deepak Chopra
                                            -----------------------------
                                            Deepak Chopra
                                            President and
                                            Chief Executive Officer

                                        By: /s/ Ajay Mehra
                                            -----------------------------
                                            Ajay Mehra
                                            Vice President and
                                            Chief Financial Officer