Form 10-Q
period 1999-12-31
OSI SYSTEMS INC
filed 2000-02-14
CIK 1039065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549
                              __________________

                                   FORM 10-Q
(Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

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

                                YES X       N0__
                                    -

As of February 10, 2000 there were 9,287,838 shares of common stock outstanding.

                               OSI SYSTEMS, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                        PAGE NUMBER
     Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheets at December 31, 1999
              and June 30, 1999 (Unaudited)                                               3

              Consolidated Statements of Operations for the three and six months          4
              ended December 31, 1999 and December 31, 1998 (Unaudited)

              Consolidated Statements of Cash Flows for the six months
              ended December 31, 1999 and December 31, 1998 (Unaudited)                   5

              Notes to Consolidated Financial Statements (Unaudited)                      6

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                              10

PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders                        15

     Item 6 - Exhibits and Reports on Form 8-K                                           15

     Signatures                                                                          16


                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                                December 31,           June 30,
                                                                                                    1999                 1999
                                                                                                ------------           --------
                       ASSETS

Current Assets:
     Cash and cash equivalents                                                                    $  8,121             $ 7,241
     Marketable securities available for sale                                                            -               1,708
     Accounts receivable, net of allowance for doubtful accounts of $1,095 and $860
        at December 31, 1999 and June 30, 1999, respectively                                        31,966              29,330
     Other receivables                                                                               2,716               1,862
     Inventory                                                                                      27,239              24,481
     Prepaid expenses                                                                                1,086               1,018
     Deferred income taxes                                                                           1,212               1,108
     Income taxes receivable                                                                         1,684               1,853
                                                                                                 ---------           ---------
             Total current assets                                                                   74,024              68,601

Property and Equipment, Net                                                                         14,844              14,486
Intangible and Other Assets, Net                                                                    10,249               8,581
Deferred income taxes                                                                                1,703               1,703
                                                                                                 ---------           ---------
             Total                                                                                $100,820             $93,371
                                                                                                 =========           =========
             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank lines of credit                                                                         $  4,105             $ 8,678
     Current portion of long-term debt                                                               2,812                 292
     Accounts payable                                                                               10,576               9,145
     Accrued payroll and related expenses                                                            1,929               2,399
     Income taxes payable                                                                            1,280                 717
     Advances from customers                                                                           766                 996
     Accrued warranties                                                                              1,906               1,984
     Other accrued expenses and current liabilities                                                  3,668               2,922

                                                                                                 ---------           ---------
             Total current liabilities                                                              27,042              27,133

Long-Term Debt                                                                                       9,706                 117
Deferred Income Taxes                                                                                  322                 339
Minority interest                                                                                      439                   0

                                                                                                 ---------           ---------
             Total liabilities                                                                      37,509              27,589

Shareholders' Equity
     Preferred stock, no par value;  authorized,  10,000,000 shares; none issued and outstanding at December 31, 1999 and June 30, 1999, respectively
     Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding
        9,739,195 and 9,732,415 shares at December 31, 1999 and June 30, 1999, respectively         49,256              49,230
     Treasury stock, at cost                                                                        (2,258)               (438)
     Retained earnings                                                                              16,934              18,160
     Accumulated other comprehensive income                                                           (621)             (1,170)

                                                                                                 ---------           ---------
             Total shareholders' equity                                                             63,311              65,782
                                                                                                 ---------           ---------

             Total                                                                                $100,820             $93,371
                                                                                                 =========           =========

          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)

                                                              Three months ended December 31,       Six months ended December 31,
                                                            ------------------------------------    ----------------------------

                                                                 1999                  1998             1999            1998
                                                            --------------        -------------     -----------     ------------
Revenues                                                    $       26,507        $      24,847     $    51,462     $     46,251
Cost of goods sold                                                  19,441               17,424          37,200           32,412
                                                            --------------        -------------     -----------     ------------

Gross profit                                                         7,066                7,423          14,262           13,839
Operating expenses:
  Selling, general and administrative                                5,055                3,387          10,238            6,749
  Research and development                                           1,872                1,559           3,509            2,583
  Goodwill amortization                                                137                  161             264              188
  Restructuring costs                                                    -                    -           1,898                -
  In process research and development                                    -                2,579               -            2,579

                                                            --------------        -------------     -----------     ------------
              Total operating expenses                               7,064                7,686          15,909           12,099
                                                            --------------        -------------     -----------     ------------

Income (loss) from operations                                            2                 (263)         (1,647)           1,740
Interest expense (income), net                                         176                  (83)            299             (250)
Gain on sale of marketable securities                                 (309)                   -            (309)               -

                                                            --------------        -------------     -----------     ------------
Income (loss) before provision for income taxes
     and minority interest                                             135                 (180)         (1,637)           1,990
Provision (benefit) for income taxes                                    78                  423            (313)             933

                                                            --------------        -------------     -----------     ------------
Income (loss) before minority interest in net loss of
     subsidiary                                                         57                 (603)         (1,324)           1,057
Minority interest in net loss of subsidiary                             98                    -              98                -

                                                            --------------        -------------     -----------     ------------
Net income (loss)                                           $          155        $        (603)    $    (1,226)    $      1,057
                                                            ==============        =============     ===========     ============

Earnings (loss) per common share                            $         0.02        $       (0.06)    $     (0.13)    $       0.11
                                                            ==============        =============     ===========     ============

Earnings (loss) per common share,assuming dilution          $         0.02        $       (0.06)    $     (0.13)    $       0.11
                                                            ==============        =============     ===========     ============



          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                  Six months ended December 31,
                                                                                               ------------------------------------
                                                                                                      1999               1998
                                                                                               -----------------   ----------------
Cash flows from operating activities:
     Net (loss) income                                                                                   ($1,226)            $1,057
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
                Provision for losses on accounts receivable                                                                      13
                Depreciation and amortization                                                              2,057              1,568
                Charge for in-process research and development                                                 -              2,579
                Deferred income taxes                                                                        (17)                 -
                Gain on sale of marketable securities available for sale                                    (309)                 -
                Changes in operating assets and liabilities:
                  Accounts receivable                                                                     (2,745)            (2,511)
                  Other receivables                                                                         (571)              (993)
                  Inventory                                                                               (2,928)              (740)
                  Prepaid expenses                                                                           (83)              (323)
                  Accounts payable                                                                         1,298             (1,604)
                  Accrued payroll and related expenses                                                      (388)              (761)
                  Income taxes payable                                                                       567               (461)
                  Increase in prepaid income taxes receivable                                                238                  -
                  Advances from customers                                                                   (239)              (386)
                  Accrued warranty                                                                           (82)               (46)
                  Other accrued expenses and current liabilities                                             617                111
                                                                                               -----------------   ----------------
                            Net cash used in operating activities                                         (3,811)            (2,497)
                                                                                               -----------------   ----------------
Cash flows from investing activities:
     Additions to property and equipment                                                                  (1,628)            (2,291)
     Proceeds from sale of marketable securities                                                           2,505                  -
     Decrease in equity investments                                                                           95                  -
     Cash paid for business acquisitions, net of cash acquired                                            (1,342)           (16,619)
     Other assets                                                                                             12               (475)
                                                                                               -----------------   ----------------
                            Net cash used in investing activities                                           (358)           (19,385)
                                                                                               -----------------   ----------------
Cash flows from financing activities:
     Increase in minority interest                                                                           (98)                 -
     Net (payment to) proceeds from bank lines of credits                                                 (4,575)            11,783
     Net proceeds (payments) on long-term debt                                                            11,410               (399)
     Proceeds from exercise of stock options and warrants                                                     26                 51
     Treasury stock                                                                                       (1,820)                 -
                                                                                               -----------------   ----------------
                            Net cash provided by financing activities                                      4,943             11,435
                                                                                               -----------------   ----------------

Effect of exchange rate changes on cash                                                                      106                (98)
                                                                                               -----------------   ----------------

Net increase (decrease) in cash and cash equivalents                                                         880            (10,545)
Cash and cash equivalents, beginning of period                                                             7,241             22,447
                                                                                               -----------------   ----------------
Cash and cash equivalents, end of period                                                                  $8,121            $11,902
                                                                                               =================   ================

Supplemental  disclosures of cash flow information - Cash paid/(received) during the period for:
     Interest                                                                                               $255              ($193)
     Income taxes                                                                                          ($989)            $1,315

          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. OSI Systems, Inc. and its subsidiaries (collectively, the "Company") is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic and silicon pressure-sensor micro-structure technology. The Company designs and manufactures optoelectronic and silicon pressure-sensor devices and value-added subsystems for original equipment manufacturers in a broad range of applications, including security, medical diagnostics, telecommunications gigabit ethernet and fibre channel systems, gaming, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan", "Secure" and "Metor" brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. The Company also manufactures and sells bone densitomers, which are used to provide bone loss measurements in the treatment and diagnosis of osteoporosis.

Consolidation. The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 31, 1999, the consolidated statements of operations for the three-month and six-month periods ended December 31, 1999 and 1998 and the consolidated statements of cash flows for the six month periods ended December 31, 1999 and 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 1999 included in the Company's Annual Report on Form 10K as filed with the Commission on September 28, 1999. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2000.

Recent Developments. On October 4, 1999, the Company acquired an additional equity interest, representing 15.3% of the stock ownership of TFT Medical, Inc. ("TFT") for $1.2 million, including professional fees associated with the acquisition. With this additional equity investment, the Company has increased its equity share in TFT to 55.6% and changed the accounting from the equity method to the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired is being amortized over a period of twenty years.

In July 1999, the Company paid $4.4 million Finnish markka (approximately $767,000 on July 31, 1999), in lieu of a contingent payment, based on future sales of up to $1.5 million for the acquisition of Metorex Security. The payment was recorded as goodwill.

Foreign Exchange Investments. The Company's use of derivatives is limited to the purchase of foreign exchange contracts in order to minimize foreign exchange transaction gains and losses. The Company purchases forward contracts to hedge commitments to acquire inventory for sale and does not use the contracts for trading purposes. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. The forward exchange contracts related to inventory purchases are recognized as adjustments to the basis of the underlying assets. As of December 31, 1999 and June 30, 1999, there was approximately $1.7 million and $200,000, respectively, in outstanding foreign exchange contracts. At December 31, 1999 and June 30, 1999, there were no carrying amounts related to foreign currency contracts on the consolidated balance sheets. The fair values of foreign exchange contracts are estimated by obtaining quotes from brokers. At December 31, 1999 and June 30, 1999, the carrying amount and fair value of these contracts were not material to the consolidated financial statements.

Inventory. Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory at December 31, 1999 and June 30, 1999 consisted of the following (in thousands):

                                                  December 31,        June 30,
                                                    1999                1999
Raw Materials..................................   $14,820             $11,963
Work-in-process................................     6,736               8,000
Finished goods.................................     5,683               4,518
                                                  -------             -------
       Total...................................   $27,239             $24,481
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

                                                                   For the Quarter ended December 31,
                                                           -------------------------------------------------
                                                              1999                                  1998
                                                           ----------                            -----------
                                             Income         Shares           Per-Share   Income         Shares           Per-Share
                                             (Numerator)    (Denominator)    Amount      (Numerator)    (Denominator)    Amount
Earnings per common share
Income available to
   common stockholders                         $155,000         9,320,695       $0.02    $(603,000)        9,712,540     ($0.06)
                                                                             ===========                                ========

Effect of Dilutive Securities
Options, treasury stock method                                     72,853                                          0
                                               --------------------------                ---------------------------
Earnings per common share assuming dilution
Income available to common
   stockholder, assuming dilution              $155,000         9,393,548       $0.02    $(603,000)       $9,712,540     ($0.06)
                                               ======================================    ======================================


                                                                     For the six months ended December 31,
                                                                ---------------------------------------------
                                                                    1999                            1998
                                                                ------------                     ------------
                                               Income           Shares          Per-Share    Income      Shares         Per-Share
                                               (Numerator)      (Denominator)   Amount       (Numerator  (Denominator)  Amount
Earnings per common share
Income available to
   common stockholders                         ($1,226,000)        9,421,195       ($0.13)   $1,057,000     9,702,853   $0.11
                                                                              ===========                            ========

Effect of Dilutive Securities
Options, treasury stock method                                             0                                  150,178
                                                ============================                 ========================

Earnings per common share assuming dilution
Income available to common
   stockholder, assuming dilution              $(1,226,000)        9,421,195       $(0.13)   $1,057,000     9,853,031   $0.11
                                                =============================================================================

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


                                                                  For the quarter         For the six months
                                                                  ended December 31,      ended December 31,
                                                                    1999      1998           1999       1998
                                                                 -------------------     ----------------------
Net income                                                             $155    ($603)        ($1,226)    $1,057
                                                                 -------------------     ----------------------

Other comprehensive income, net of taxes:
  Foreign currency translation adjustments                             (431)    (119)             63       (222)
  Unrealized gains on marketable securities available for sale          427        -             486          -
                                                                 -------------------     ----------------------
Other comprehensive income                                               (4)    (119)            549       (222)
                                                                 -------------------     ----------------------
Comprehensive income                                                   $151    ($722)          ($677)      $835
                                                                 ===================     ======================

Segment Information. The company's operating locations include the North America (United States and Canada), Europe (United Kingdom, Denmark, Finland and Norway) and Asia (Singapore and Malaysia). The company's operations by geographical areas are as follows (in thousands):

                                                               Three months ended December, 1999
                                               ----------------------------------------------------------------

                                                North
                                               America     Europe      Asia      Eliminations      Consolidated
                                               ----------------------------------------------------------------
Revenues                                       $ 14,798    $ 9,166    $ 2,543     $       -          $ 26,507
Transfer between geographical areas            $ 15,004    $ 1,199    $ 5,264     $ (21,467)         $      -
                                               ----------------------------------------------------------------
Net revenues                                   $ 29,802    $10,365    $ 7,807     $ (21,467)         $ 26,507
                                               ================================================================
Operating income (loss)                        $ (1,041)   $   298    $ 1,382     $    (637)         $      2
                                               ================================================================
                                                               Six months ended December, 1999
                                               ----------------------------------------------------------------

                                                North
                                               America     Europe      Asia      Eliminations      Consolidated
                                               ----------------------------------------------------------------
Revenues                                       $ 30,282    $ 17,233   $  3,947    $       -          $ 51,462
Transfer between geographical areas            $ 17,018    $  2,169   $ 10,646    $ (29,833)         $      -
                                               ----------------------------------------------------------------
Net revenues                                   $ 47,300    $ 19,402   $ 14,593    $ (29,833)         $ 51,462
                                               ================================================================
Operating income (loss)                        $ (2,142)   $ (1,431)  $  2,708    $    (782)         $ (1,647)
                                               ================================================================
                                                               Three months ended December, 1998
                                               ----------------------------------------------------------------

                                                North
                                               America     Europe      Asia      Eliminations      Consolidated
                                               ----------------------------------------------------------------
Revenues                                       $ 16,034    $  7,727   $  1,086    $       -          $ 24,847
Transfer between geographical areas            $  1,301    $  1,422   $  2,670    $  (5,393)         $      -
                                               ----------------------------------------------------------------
Net revenues                                   $ 17,335    $  9,149   $  3,756    $  (5,393)         $ 24,847
                                               ================================================================
Operating income (loss)                        $  1,537    $ (3,502)  $  1,705    $      (3)         $   (263)
                                               ================================================================
                                                              Six months ended December, 1998
                                               ----------------------------------------------------------------
                                                North
                                               America     Europe      Asia      Eliminations      Consolidated
                                               ----------------------------------------------------------------
Revenues                                       $ 29,396    $ 14,366   $  2,489            -          $ 46,251
Transfer between geographical areas            $  2,391    $  1,542   $  5,611    $  (9,544)         $      -
                                               ----------------------------------------------------------------
Net revenues                                   $ 31,787    $ 15,908   $  8,100    $  (9,544)         $ 46,251
                                               ================================================================
Operating income (loss)                        $  2,483    $( 2,432)  $  1,800    $    (111)         $  1,740
                                               ================================================================

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

Results of Operations

Revenues. Revenues consist of sales of optoelectronic and pressure sensor devices, medical imaging systems and security and inspection products. Revenues are recorded net of all inter-company transactions. Revenues increased by 6.7% to $26.5 million for the three months ended December 31, 1999, compared to $24.8 million for the comparable prior year period. For the six months ended December 31, 1999, revenues increased by 11.3% to $51.5 million from $46.3 million in the comparable prior year period. Revenues for the three months ended December 31, 1999 from optoelectronic devices, subsystems and medical imaging systems were $15.0 million, or approximately 56.7% of the Company's revenues, and revenues from security and inspection products were $11.5 million, or approximately 43.3% of the Company's revenues. Revenues for the six months ended December 31, 1999 from optoelectronic devices, subsystems and medical imaging systems were $28.8 million, or approximately 55.9% of the Company's revenues, and revenues from security and inspection products were $22.7 million, or approximately 44.1% of the Company's revenues. The increase in revenues from sales of optoelectronic devices, subsystems and medical imaging systems for the quarter and six months ended December 31, 1999 was primarily due to increased sales of silicon pressure sensors through the recent acquisition of Silicon Microstructures, Inc ("SMI") and sales through the introduction of new product for the data/video projection market and was partially offset by a decrease in sales to the oil exploration industry. The increase in revenues from the sale of security and inspection products for the quarter and six months ended December 31, 1999 was primarily due to sales of walk-through metal detection systems through the recent acquisition of the security product business of Metorex International Oy ("Metorex Security").

Gross Profit. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit decreased by 4.8% to $7.1 million for the three months ended December 31, 1999, compared to $7.4 million for the comparable prior year period. For the six months ended December 31, 1999, gross profit increased by 3.1% to $14.3 million, compared to $13.8 million for the comparable prior year period. As a percentage of revenues, gross profit decreased in the quarter and six months to 26.7% and 27.7% this year, from 29.9% and 29.9% last year, respectively. The decrease in gross profit was due to product mix and manufacturing inefficiencies due to acquisitions. The Company has entered into a new product line for the sale of data/video projectors, which has a lower gross margin and insignificant selling, general and administrative expenses and research and development expenses associated with it.

Selling, General and Administrative. Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, and professional service fees and marketing expenses. For the three months ended December 31, 1999, such expenses increased 49.2% to $5.1 million, compared to $3.4 million for the comparable prior year period. For the six months ended December 31, 1999, such expenses increased by 51.7% to $10.2 million, compared to $6.7 million for the comparable prior year period. As a percentage of revenues, selling, general and administrative expenses and increased in the quarter and six months to 19.1% and 19.9% this year, from 13.6% and 14.6% last year, respectively. The increase in expenses for the quarter and six months was due primarily to the increased legal and professional fees, increased administrative expenses, and increased marketing expenses for the sales of medical products. Selling, general and administrative expenses for the three and six months ended December 31, 1998 were offset in part by a reduction in legal expenses due to the settlement of certain material litigation and pay cuts by senior management. In addition, the increase in expenses for the six months ended December 31, 1999, was due to the increase in provision for doubtful receivables and inclusion of entire six month's, selling, general and administrative expenses of recent acquisitions. For the three and six month's ended December 31, 1999, $1.1 million and $2.2 million, compared to $1.1 million and $1.2 million, last year, respectively, of selling, general and administrative expenses of recent acquisitions were included in the Company's consolidated financials.

Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended December 31, 1999, such expenses increased 20.1% to $1.9 million, compared to $1.6 million for the comparable prior year period. For the six months ended December 31, 1999, such expenses increased 35.8% to $3.5 million, compared to $2.6 million for the comparable prior year period. As a percentage of revenues, research and development expenses increased in the three month and six month periods to 7.1% and 6.8% this year from 6.3% and 5.6% last year, respectively. The increase in expenses for the quarter and six months was due primarily to the increase in personnel costs resulting from the Company's recently acquired subsidiaries, and continued enhancement of Rapiscan x-ray systems. For the three and six months ended December 31, 1999, the Company's majority owned subsidiary, TFT, incurred $172,000 for the development of medical products with no revenues. In addition, entire six month's research and development costs of acquired companies were included in the six months ended December 31, 1999. For the three and six months ended December 31, 1999, $703,000 and $1.2 million, compared to $521,000 and $585,000, last year, respectively, of research and development expenses incurred by the acquired companies were included in the Company's consolidated financial statements.

Goodwill Amortization. Amortization of goodwill decreased to $137,000 for the three months ended December 31, 1999 from $161,000 for the three months ended December 31, 1998. Amortization of goodwill increased to $264,000 in the six months ended December 31, 1999 from $188,000 in the six months ended December 31, 1998. The decrease in amortization of goodwill in the three months ended December 31, 1999 was the net result of a one time write-off of goodwill due to the closure of the Company's Denmark facility and partially offset by the inclusion of goodwill associated with the acquisition of TFT and an additional payment associated with the acquisition of Metorex Security. The increase in amortization of goodwill for the six month's ended December 31, 1999 was due to amortization of goodwill associated with the Company's recently acquired subsidiaries. In the prior periods, goodwill amortization was included as a component of selling, general and administrative expenses.

Restructuring Costs. In August 1999, the Company decided to close the operations of Osteometer in Denmark, and relocate certain of these operations to the Company's U.S. facilities. In the quarter ended September 30, 1999, the Company recorded estimated restructuring costs of $1.9 million related to the closure of the Osteometer facility in Denmark. These costs were associated primarily with the termination of certain employees, commitments and other facility closure costs. Of that amount, $1.5 million was paid during the six months ended December 31, 1999 and $442,000 was included in other accrued expenses and current liabilities at December 31, 1999. The restructuring costs include $698,000, attributable to employee termination benefits for approximately 32 employees, of which $655,000 was paid during the six months ended December 31, 1999 and $43,000 is included in other accrued expenses and current liabilities. Based on current estimates, the Company anticipates that the current restructuring accruals are sufficient.

Gain on Marketable Securities. Gain on the sale of marketable securities for the quarter and six months ended December 31, 1999, consisted of realized gain on the sale of marketable securities available for sale.

Income (Loss) from Operations. For the three months ended December 31, 1999, the Company had income from operations of $2,000 compared to loss from operations of $263,000 for the three months ended December 31, 1998. Loss from operations for the six months ended December 31, 1999 was $1.6 million, compared to income from operations of $1.7 million for the comparable prior year period. Excluding the non-recurring restructuring costs of $1.9 million in the quarter ended September 30, 1999 and a non-recurring in-process research and development charge of $2.6 million in the quarter ended December 31, 1998, income from operations for three and six months decreased to $2,000 and $251,000 this year, from $2.3 million and $4.3 million, last year, respectively. As a percentage of revenues, income from operations decreased in the three months and six month periods to 0% and 0.5% this year, from 9.3% and 9.3% last year, respectively. Income from operations decreased due to product mix, increased selling, general and administrative expenses and increased research and development expenses.

Interest Expense (Income). For the three months ended December 31, 1999, the Company incurred net interest expense of $176,000, compared to net interest income of $83,000 for the three months ended December 31, 1998. For the six months ended December 31, 1999, the Company incurred net interest expense of $299,000, compared to net interest income of $250,000 for the six months ended December 31, 1998. The net interest expense for the three and six months ended December 31, 1999 was due to increased borrowing on the Company's lines of credit and a reduction in short term investments used for working capital and acquisitions.

Provision (Benefit) for Income Taxes. Provision for income taxes decreased to $78,000 for the three months ended December 31, 1999, compared to $423,000 for the three months ended December 31, 1998. For the six months ended December 31, 1999, the Company had an income tax benefit of $313,000 compared to a provision for income taxes of $933,000 for the six months ended December 31, 1998. Excluding a majority owned subsidiary loss of $220,000 in the three months ended December 31, 1999, as a percentage of income before provision for income taxes, provision for income taxes was 22.0% for the three months ended December 31, 1999 compared to 17.6% for the three months ended December 31, 1998. Excluding the non-recurring, in-process research and development charge of $2.6 million in the six months ended December 31, 1998, as a percentage of loss before benefit for income taxes, the benefit for income taxes was 22.1% for the six months ended December 31, 1999 compared to a provision for income taxes of 20.4% as a percentage of income before provision of income taxes for the six months ended December 31, 1998. The change in the Company's effective tax rate was due to a mix in income from U.S. and foreign operations.

Net Income (Loss). For the reasons outlined above, the Company had a net income of $155,000 and net loss of $1.2 million for the three and six months ended December 31, 1999, compared to a net loss of $603,000 and net income of $1.1 million for the three and six months ended December 31, 1998, respectively. Six months ended December 31, 1999 included non-recurring restructuring costs of $1.9 million ($1.5 million net of income taxes) and three and six months ended December 31, 1998 included a non-recurring in process research and development charges of $2.6 million.

Liquidity and Capital Resources

The Company's operations used net cash of $3.8 million during the six months ended December 31, 1999. The amount of net cash used by operations reflects increases in accounts receivable, other receivables, inventory, prepaid expenses, and reductions in accrued payroll and related expenses, and advances from customers. Net cash used in operations was offset in part by an increase in accounts payable, income taxes payable, and other accrued expenses and current liabilities. The increase in accounts receivable is mainly due to the increased sales, timing of shipments of certain large contracts and increase in inventory is due to increase in shipments and product mix.

Net cash used in investing activities was $358,000 and $19.4 million for the six months ended December 31, 1999 and 1998, respectively. In the six month period ended December 31, 1999, net cash used in investing activities reflects primarily cash used in business acquisitions and the purchase of property and equipment and was offset in part by the sale of marketable securities. In the six months ended December 31, 1998, the net cash used in investing activities reflects primarily cash used in business acquisitions and the purchase of property and equipment.

Net cash provided by financing activities was $4.9 million and $11.4 million for the six months ended December 31, 1999 and 1998, repectively. During the six months ended December 31, 1999, net cash provided by financing activities resulted primarily from borrowings under the Company's term loan and working capital lines of credit and was offset in part by the purchase of treasury stock.

In October 1999, the Company borrowed $3.0 million from its term loan facility with Sanwa Bank. The term loan amortizes over seven years and is payable monthly over five years. The balance is due in one balloon payment after five years. In November 1999, the Company converted $8.5 million of borrowings from its acquisition line of credit to a term loan, for a period of 48 months. For the six months ended December 31, 1998, net cash provided by financing activities resulted primarily from the Company's acquisition and working capital lines of credit.

The March 1999, the Company announced a stock repurchase program of up to 2,000,000 shares of its common stock. Through February 10, 2000, the Company repurchased 490,500 shares at an average price $4.60 per share. The stock repurchase program did not have a material effect on the Company's liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

The Company anticipates that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future.

Foreign Currency Translation. The accounts of the Company's operations in Singapore, Malaysia, England, Norway, Denmark, Finland and Canada are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling, Norwegian kroner, Danish kroner, Finnish markka and Canadian dollars, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of accumulated other comprehensive income. Net transaction loss of approximately $67,000 and $284,000 were included in income for the six months ended December 31, 1999 and 1998, respectively.

Inflation. The Company does not believe that inflation has had a material impact on its results of operations for the six months ended December 31, 1999.

Year 2000 Compliance

The Company experienced no business operation interruptions due to computer or related system failures during the roll-over period from the year 1999 to the year 2000. The Company has to date experienced no delay in payments, receipt of materials or interruption of services due to year 2000 difficulties experienced by its customers, trading partners and vendors.

Item 4.   Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on November 17, 1999, the following actions were taken:


     1. Election of Directors

        Name                     For                   Withheld
        ----                     ---                   --------

        Deepak Chopra            8,596,987             28,885
        Ajay Mehra               8,596,987             28,885
        Steven C. Good           8,596,897             28,885
        Meyer Luskin             8,596,897             28,885
        Madan G. Syal            8,596,897             28,885

     2. Ratification of Deloitte & Touche L.L.P. as independent auditors for the year ending June 30, 2000.

        For         8,611,632
        Against         7,550
        Abstain         6,690

Item 6.   Exhibits and Reports of Form 8-K

a.      Exhibits

        27. Financial Data Schedule

b.      Reports on Form 8-K

        None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 14th day of February 2000.

                               OSI Systems, Inc.
                               -----------------

                               By: /s/ Deepak Chopra
                                  --------------------------
                                   Deepak Chopra
                                   President and
                                   Chief Executive Officer



                               By: /s/ Ajay Mehra
                                  --------------------------
                                   Ajay Mehra
                                   Vice President and
                                   Chief Financial Officer