Form 10-Q
period 2000-03-31
OSI SYSTEMS INC
filed 2000-05-15
CIK 1039065

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549
                               __________________

                                   FORM 10-Q
(Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                         Commission File Number 0-23125
                      ____________________________________

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

                                YES X       N0
                                    --         --

As of May 10, 2000 there were 9,342,998 shares of common stock outstanding.

                               OSI SYSTEMS, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION                                                    PAGE NUMBER
     Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheets at March  31, 2000                            3
              and June 30, 1999 (Unaudited)

              Consolidated Statements of Operations for the three and nine months       4
              ended March 31, 2000 and March 31, 1999 (Unaudited)

              Consolidated Statements of Cash Flows for the nine months                 5
              ended March 31, 2000 and March 31, 1999 (Unaudited)

              Notes to Consolidated Financial Statements (Unaudited)                    6

     Item 2 - Management's Discussion and Analysis of                                  10
              Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                         15

     Signatures                                                                        15


                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                          March 31,     June 30,
                                                                                            2000          1999
                                                                                           -------      -------
                                            ASSETS
Current Assets:
     Cash and cash equivalents                                                             $  6,741     $ 7,241
     Marketable securities available for sale                                                             1,708
     Accounts receivable, net of allowance for doubtful accounts of $1,103 and $860
        at March 31, 2000 and June 30, 1999, respectively                                    35,525      29,330
     Other receivables                                                                        1,983       1,862
     Inventory                                                                               28,473      24,481
     Prepaid expenses                                                                         1,451       1,018
     Deferred income taxes                                                                    1,177       1,108
     Income taxes receivable                                                                  1,797       1,853
                                                                                           --------     -------

                Total current assets                                                         77,147      68,601

Property and Equipment, Net                                                                  14,626      14,486
Intangible and Other Assets, Net                                                             10,035       8,581
Deferred income taxes                                                                         1,703       1,703
                                                                                           --------     -------
                Total                                                                      $103,511     $93,371
                                                                                           ========     =======

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank lines of credit                                                                  $  4,094       8,678
     Current portion of long-term debt                                                        2,768         292
     Accounts payable                                                                        13,108       9,145
     Accrued payroll and related expenses                                                     2,601       2,399
     Income taxes payable                                                                     1,607         717
     Advances from customers                                                                    827         996
     Accrued warranties                                                                       1,872       1,984
     Other accrued expenses and current liabilities                                           4,028       2,922
                                                                                           --------     -------
                Total current liabilities                                                    30,905      27,133

Long-Term Debt                                                                                8,347         117
Deferred Income Taxes                                                                           311         339
Minority interest                                                                               307
                                                                                           --------     -------
                 Total liabilities                                                           39,870      27,589

 Shareholders' Equity
     Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at March 31, 2000 and June 30, 1999, respectively
     Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding
        9,831,998 and 9,732,415 shares at March 31, 2000 and June 30, 1999, respectively     49,572      49,230
     Treasury stock, at cost                                                                 (2,258)       (438)
     Retained earnings                                                                       17,775      18,160
     Accumulated other comprehensive loss                                                    (1,448)     (1,170)
                                                                                           --------     -------
                 Total shareholders' equity                                                  63,641      65,782
                                                                                           --------     -------
                 Total                                                                     $103,511     $93,371
                                                                                           ========     =======


          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)

                                                     Three months ended March 31,          Nine months ended March 31,
                                                     ---------------------------          ---------------------------
                                                          2000            1999                2000             1999
                                                     -----------      ----------          ----------       ----------
Revenues                                              $   31,776      $   24,606          $   83,238       $   70,857
Cost of goods sold                                        23,427          17,099              60,627           49,511
                                                      ----------      ----------          ----------       ----------

Gross profit                                               8,349           7,507              22,611           21,346
Operating expenses:
     Selling, general and administrative                   4,928           5,104              15,166           11,853
     Research and development                              2,091           1,537               5,600            4,120
     Goodwill amortization                                   134             203                 398              391
     Restrcuturing costs                                                     458               1,898              458
     In process research and development                                                                        2,579
                                                      ----------      ----------          ----------       ----------
                   Total operating expenses                7,153           7,302              23,062           19,401
                                                      ----------      ----------          ----------       ----------

Income (loss) from operations                              1,196             205                (451)           1,945
Interest expense (income), net                               201             125                 500             (125)
Gain on sale of marketable securities                                                           (309)
                                                      ----------      ----------          ----------       ----------

Income (loss) before provision for income taxes
 and minority interest                                       995              80                (642)           2,070
Provision (benefit) for income taxes                         284            (300)                (29)             633
                                                      ----------      ----------          ----------       ----------

Income (loss) before minority interest in net
 loss of subsidiary                                          711             380                (613)           1,437
Minority interest in net loss of subsidiary                  130                                 228
                                                      ----------      ----------          ----------       ----------

Net income (loss)                                     $      841      $      380               ($385)      $    1,437
                                                      ==========      ==========          ==========       ==========

Earnings (loss) per common share                           $0.09           $0.04              ($0.04)           $0.15
                                                      ==========      ==========          ==========       ==========

Earnings (loss) per common share,assuming
 dilution                                                  $0.09           $0.04              ($0.04)           $0.15
                                                      ==========      ==========          ==========       ==========

Weighted average shares outstanding, assuming
 dilution                                              9,614,631       9,844,207           9,384,155        9,850,376
                                                      ==========      ==========          ==========       ==========

          See accompanying notes to consolidated financial statements

                  OSI SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (in thousands)

                                                                                       Nine months ended March 31,
                                                                                    ----------------------------------
                                                                                      2000                      1999
                                                                                    ---------                 --------
Cash flows from operating activities:
   Net (loss) income                                                                 $  (385)                 $  1,437
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
       Provision for losses on accounts receivable                                                                  73
       Depreciation and amortization                                                   3,110                     2,533
       Charge for in-process research and development                                                            2,579
       Loss on sale of property and equipment                                             15
       Deferred income taxes                                                             (17)
       Gain on sale of marketable securities available for sale                         (309)
       Changes in operating assets and liabilities:
          Accounts receivable                                                         (6,862)                      (73)
          Other receivables                                                              174                      (764)
          Inventory                                                                   (4,688)                   (2,413)
          Prepaid expenses                                                              (467)                     (713)
          Accounts payable                                                             4,152                      (205)
          Accrued payroll and related expenses                                           327                    (1,023)
          Income taxes payable                                                           926                    (1,042)
          Increase in prepaid income taxes receivable                                    125
          Advances from customers                                                       (166)                     (401)
          Accrued warranty                                                              (108)                     (375)
          Other accrued expenses and current liabilities                               1,019                       (50)
                                                                                  ----------                 ---------
              Net cash used in operating activities                                   (3,154)                     (437)
                                                                                  ----------                 ---------
Cash flows from investing activities:
   Additions to property and equipment                                                (2,350)                   (3,676)
   Proceeds from sale of property and equipment                                           6
   Proceeds from sale of (addition to) marketable securities available for sale        2,505                    (2,193)
   Decrease in equity investments                                                         93
   Cash paid for business acquisitions, net of cash acquired                          (1,325)                  (17,397)
   Other assets                                                                          (28)                     (513)
                                                                                  ----------                 ---------
              Net cash used in investing activities                                   (1,099)                  (23,779)
                                                                                  ----------                 ---------
Cash flows from financing activities:
  Increase in minority interest                                                         (228)
  Net (payment to) proceeds from bank of lines of credit                              (4,567)                    8,661
  Net proceeds (payments) on long-term debt                                           10,015                      (660)
  Proceeds from exercise of stock options and warrants                                   342                        78
  Treasury stock                                                                      (1,820)
                                                                                  ----------                 ---------
              Net cash provided by financing activities                                3,742                     8,079
                                                                                  ----------                 ---------
Effect of exchange rate changes on cash                                                   11                       305
                                                                                  ----------                 ---------
Net decrease in cash and cash equivalents                                               (500)                  (15,832)
Cash and cash equivalents, beginning of period                                         7,241                    22,447
                                                                                  ----------                 ---------
Cash and cash equivalents, end of period                                             $ 6,741                  $  6,615
                                                                                  ==========                 =========
Supplemental disclosures of cash flow information -
 Cash paid/(received) during the period for:
   Interest                                                                          $   467                  $    (90)
   Income taxes                                                                      $  (943)                 $  1,674

          See accompanying notes to consolidated financial statements

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. OSI Systems, Inc. and its subsidiaries (collectively, the "Company") is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic and silicon pressure-sensor micro-structure technology. The Company designs and manufactures optoelectronic and silicon pressure-sensor devices and value-added subsystems for original equipment manufacturers in a broad range of applications, including security, medical diagnostics, telecommunications gigabit ethernet and fibre channel systems, gaming, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan", "Secure" and "Metor" brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. The Company also manufactures and sells bone densitometers, which are used to provide bone loss measurements in the treatment and diagnosis of osteoporosis.

Consolidation. The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of March 31, 2000, the consolidated statements of operations for the three-month and nine-month periods ended March 31, 2000 and 1999 and the consolidated statements of cash flows for the nine month periods ended March 31, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 1999 included in the Company's Annual Report on Form 10K as filed with the Commission on September 28, 1999. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2000.

Recent Developments. Pursuant to an agreement entered into as of October 4, 1999, (the "TFT Agreement") the Company acquired an additional equity interest, representing approximately 15.3% of the stock ownership of TFT Medical, Inc. ("TFT") for $1.2 million, including professional fees associated with the acquisition. With this additional equity investment, the Company has increased its equity share in TFT to approximately 55.6% and changed the accounting from the equity method to the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired is being amortized over a period of twenty years.

On April 12, 2000, also pursuant to the TFT Agreement and in connection with certain amounts loaned or to be loaned by the Company to TFT thereunder, the Company also acquired five-year warrants (subject to earlier termination upon the occurrence of certain events) to acquire up to 1,110,000 additional TFT shares at a purchase price of $1.35 per share. The warrants are first exercisable commencing on April 12, 2001; and, if fully exercised, would result in the Company's share in TFT being increased to approximately 62.9%.

In July 1999, the Company paid 4.4 million Finnish markka (approximately $767,000 on July 31, 1999), in lieu of a contingent payment, based on future sales of up to $1.5 million for the acquisition of Metorex Security. The payment was recorded as goodwill.

Foreign Exchange Investments. The Company's use of derivatives is limited to the purchase of foreign exchange contracts in order to minimize foreign exchange transaction gains and losses. The Company purchases forward contracts to hedge commitments to acquire inventory for sale and does not use the contracts for trading purposes. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. The forward exchange contracts related to inventory purchases are recognized as adjustments to the basis of the underlying assets. As of March 31, 2000 and June 30, 1999, there was approximately $1.7 million and $200,000, respectively, in outstanding foreign exchange contracts. At March 31, 2000 and June 30, 1999, there were no carrying amounts related to foreign currency contracts on the consolidated balance sheets. The fair values of foreign exchange contracts are estimated by obtaining quotes from brokers. At March 31, 2000 and June 30, 1999, the carrying amount and fair value of these contracts were not material to the consolidated financial statements.

Inventory. Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory at March 31, 2000 and June 30, 1999 consisted of the following (in thousands):

                                             March 31,         June 30,
                                               2000              1999
Raw Materials.............................   $15,574           $11,963
Work-in-process...........................     6,962             8,000
Finished goods............................     5,937             4,518
                                             -------           -------
      Total...............................   $28,473           $24,481
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

                                                                     For the quarter ended March 31,
                                      ---------------------------------------------------------------------------------------------
                                                        2000                                                  1999
                                      -------------------------------------------       -------------------------------------------
                                      Income        Shares              Per-Share       Income            Shares          Per-Share
                                      (Numerator)   (Denominator)       Amount          (Numerator)       (Denominator)   Amount
Earnings per common share
Income available to common
    stockholders                       $841,000       9,310,074           $0.09          $380,000           9,718,125       $0.04
                                                                          =====                                             =====

Effect of Dilutive Securities
Options, treasury stock method                          304,557                                               126,082
                                       ------------------------                          ----------------------------

Earnings per common share assuming
 dilution
Income available to common
    stockholder, assuming dilution     $841,000       9,614,631           $0.09          $380,000          $9,844,207       $0.04
                                       ==========================================================================================

                                                                   For the nine months ended March 31,
                                      ---------------------------------------------------------------------------------------------
                                                        2000                                                  1999
                                      -------------------------------------------       -------------------------------------------
                                      Income        Shares              Per-Share       Income            Shares          Per-Share
                                      (Numerator)   (Denominator)       Amount          (Numerator)       (Denominator)   Amount
Earnings per common share
Income available to common
    stockholders                       ($385,000)     9,384,155          ($0.04)         $1,437,000         9,707,943       $0.15
                                                                         ======                                             =====

Effect of Dilutive Securities
Options, treasury stock method                                                                                142,433
                                       ------------------------                          ----------------------------

Earnings per common share assuming
 dilution
Income available to common
   stockholder, assuming dilution      ($385,000)     9,384,155          ($0.04)         $1,437,000         9,850,376       $0.15
                                       ==========================================================================================

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

                                                    For the quarter                   For the nine months
                                                    ended March 31,                     ended March 31,
                                                    2000       1999                     2000       1999
                                                   ----------------                    -----------------
Net income                                         $ 841      $ 380                    ($385)     $1,437
                                                   ----------------                    -----------------
Other comprehensive income, net of taxes:
  Foreign currency translation adjustments          (827)      (166)                    (764)        247
  Unrealized gains on marketable securities
   available for sale                                          (196)                     486        (196)
                                                   ----------------                    -----------------
Other comprehensive income                          (827)      (362)                    (278)         51
                                                   ----------------                    -----------------
Comprehensive income                               $  14      $  18                    ($663)     $1,488
                                                   ================                    =================


Segment Information. The company's operating locations include North America
(United States and Canada), Europe (United Kingdom, Denmark, Finland and Norway) and Asia (Singapore and Malaysia). The company's operations by geographical areas are as follows (in thousands):

                                                                         Three months ended March, 2000
                                           -----------------------------------------------------------------------------------------
                                            North
                                           America          Europe           Asia         Eliminations         Consolidated
                                           -----------------------------------------------------------------------------------------
Revenues                                   $16,224         $12,934         $ 2,618                               $31,776
Transfer between geographical areas        $ 1,600         $ 1,511         $ 5,972          $ (9,083)
                                           -----------------------------------------------------------------------------------------
Net revenues                               $17,824         $14,445         $ 8,590          $ (9,083)            $31,776
                                           =========================================================================================
Operating income (loss)                    $  (381)        $  (513)        $ 2,158          $    (68)            $ 1,196
                                           =========================================================================================

                                                                         Nine months ended March, 2000
                                           -----------------------------------------------------------------------------------------
                                            North
                                           America          Europe           Asia         Eliminations         Consolidated
                                           -----------------------------------------------------------------------------------------
Revenues                                   $46,506         $30,167         $ 6,565                               $83,238
Transfer between geographical areas        $ 5,803         $ 3,680         $16,618          $(26,101)
                                           -----------------------------------------------------------------------------------------
Net revenues                               $52,309         $33,847         $23,183          $(26,101)            $83,238
                                           =========================================================================================
Operating income (loss)                    $(2,523)        $(1,944)        $ 4,866          $   (850)            $  (451)
                                           =========================================================================================

                                                                        Three months ended March, 1999
                                           -----------------------------------------------------------------------------------------
                                            North
                                           America          Europe           Asia         Eliminations         Consolidated
                                           -----------------------------------------------------------------------------------------
Revenues                                   $14,655         $ 8,787         $ 1,164                               $24,606
Transfer between geographical areas        $ 3,888         $   438         $ 3,342          $ (7,668)
                                           -----------------------------------------------------------------------------------------
Net revenues                               $18,543         $ 9,225         $ 4,506          $ (7,668)            $24,606
                                           =========================================================================================
Operating income (loss)                    $   352         $  (153)        $   882          $   (876)            $   205
                                           =========================================================================================

                                                                         Nine months ended March, 1999
                                           -----------------------------------------------------------------------------------------
                                            North
                                           America          Europe           Asia         Eliminations         Consolidated
                                           -----------------------------------------------------------------------------------------
Revenues                                   $44,051         $23,153         $ 3,653                               $70,857
Transfer between geographical areas        $ 6,279         $ 1,980         $ 8,953          $(17,212)
                                           -----------------------------------------------------------------------------------------
Net revenues                               $50,330         $25,133         $12,606          $(17,212)            $70,857
                                           =========================================================================================
Operating income (loss)                    $ 2,835         $(2,585)        $ 2,682          $   (987)            $ 1,945
                                           =========================================================================================


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

Results of Operations

Revenues. Revenues consist of sales of optoelectronic and pressure sensor devices, medical imaging systems and security and inspection products. Revenues are recorded net of all inter-company transactions. Revenues increased by 29.1% to $31.8 million for the three months ended March 31, 2000, compared to $24.6 million for the comparable prior year period. For the nine months ended March 31, 2000, revenues increased by 17.5% to $83.2 million from $70.6 million in the comparable prior year period. Revenues for the three months ended March 31, 2000 from optoelectronic devices, subsystems and medical imaging systems were $17.9 million, or approximately 56.4% of the Company's revenues, and revenues from security and inspection products were $13.9 million, or approximately 43.6% of the Company's revenues. Revenues for the nine months ended March 31, 2000 from optoelectronic devices, subsystems and medical imaging systems were $46.7 million, or approximately 56.1% of the Company's revenues, and revenues from security and inspection products were $36.5 million, or approximately 43.9% of the Company's revenues. The increase in revenues from sales of optoelectronic devices, subsystems and medical imaging systems for the quarter and nine months ended March 31, 2000 was primarily due to increased sales of silicon pressure sensors through the recent acquisition of Silicon Microstructures, Inc ("SMI") and sales through the introduction of new product for the data/video projection market and was partially offset by a decrease in sales to the oil exploration industry. The increase in revenues from the sales of security and inspection products for the quarter and nine months ended March 31, 2000 was primarily due to increased sales of people scanners and increased international sales of X-ray machines. In addition, the increase in sales of security and inspection products for the nine months ended March 31, 2000, was due to sales of walk-through metal detection systems through the recent acquisition of the security product business of Metorex International Oy ("Metorex Security").

Gross Profit. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by 11.2% to $8.3 million for the three months ended March 31, 2000, compared to $7.5 million for the comparable prior year period. For the nine months ended March 31, 2000, gross profit increased by 5.9% to $22.6 million, compared to

$21.3 million for the comparable prior year period. As a percentage of revenues, gross profit decreased in the quarter and nine months to 26.3% and 27.2% this year, from 30.5% and 30.1% last year, respectively. The decrease in gross profit was due to product mix, manufacturing inefficiencies due to acquisitions and introduction of a new product line for the sale of data/video projectors, which has a lower gross margin notwithstanding insignificant selling, general and administrative expenses and research and development expenses associated with it.

Selling, General and Administrative. Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, and professional service fees and marketing expenses. For the three months ended March 31, 2000, such expenses decreased 3.4% to $4.9 million, compared to $5.1 million for the comparable prior year period. For the nine months ended March 31, 2000, such expenses increased by 28.0% to $15.2 million, compared to $11.9 million for the comparable prior year period. As a percentage of revenues, selling, general and administrative expenses decreased in the quarter to 15.5% this year, from 20.7% last year and increased in the nine months to 18.2% this year, from 16.7% last year. The decrease in expenses for the three months ended March 31, 2000 was due to the closure of the Company's Denmark facility and proceeds from the settlement of certain litigation and was offset in part by increased administrative expenses and increased marketing expenses for the sales of medical products. The increase in expenses for the nine months ended March 31, 2000 was due to the increase in provision for doubtful receivables, increased administrative expenses, increased marketing expenses for the sales of medical products and inclusion of entire nine months selling, general and administrative expenses of recent acquisitions. Selling, general and administrative expenses for the nine months ended March 31, 1999 was offset in part by pay cuts taken by senior management.

Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended March 31, 2000, such expenses increased 36.0% to $2.1 million, compared to $1.5 million for the comparable prior year period. For the nine months ended March 31, 2000, such expenses increased 35.9% to $5.6 million, compared to $4.1 million for the comparable prior year period. As a percentage of revenues, research and development expenses increased in the three month and six month periods to 6.6% and 6.7% this year from 6.2% and 5.8% last year, respectively. The increase in expenses for the quarter and nine months was due primarily to the increase in personnel costs resulting from the Company's recently acquired subsidiaries, and continued enhancement of Rapiscan x-ray systems. For the three and nine months ended March 31, 2000, the Company's majority owned subsidiary, TFT, incurred $201,000 and $373,000, respectively, for the development of medical products and had no revenues in either period. In addition, the entire nine month's research and development costs of acquired companies were included in the nine months ended March 31, 2000.

Goodwill Amortization. Amortization of goodwill decreased to $134,000 for the three months ended March 31, 2000 from $203,000 for the three months ended March 31, 1999. Amortization of goodwill increased to $398,000 in the nine months ended March 31, 2000 from $391,000 in the nine months ended March 31, 1999. The decrease in amortization of goodwill in the three months ended March 31, 2000 was the net result of a one time write-off of goodwill due to the closure of the Company's Denmark facility and partially offset by the inclusion of goodwill associated with the acquisition of TFT and an additional payment associated with the acquisition of Metorex Security. The increase in amortization of goodwill for the nine month's ended March 31, 2000 was due to amortization of goodwill associated with the Company's recently acquired subsidiaries.

Restructuring Costs. In August 1999, the Company decided to close the operations of Osteometer in Denmark, and relocate certain of these operations to the Company's U.S. facilities. In the quarter ended September 30, 1999, the Company recorded estimated restructuring costs of $1.9 million related to the closure of the Osteometer facility in Denmark. These costs were associated primarily with the termination of certain employees, commitments and other facility closure costs. During the quarter ended March 31, 2000, the Company completed the closure of the Osteometer facility in Denmark. Of that amount, $1.8 million was paid during the nine months ended March 31, 2000 and $63,000 was included in the other accrued expenses and current liabilities at March 31, 2000. Based on current estimates, the Company anticipates that the current restructuring accruals are sufficient. During the quarter ended March 31, 1999, the Company incurred non-recurring restructuring costs of $458,000 to consolidate certain subsidiaries.

Income (Loss) from Operations. For the three months ended March 31, 2000, the Company had income from operations of $1.2 million compared to $205,000 for the three months ended March 31, 1999. Loss from operations for the nine months ended March 31, 2000 was $451,000, compared to income from operations of $1.9 million for the comparable prior year period. Excluding the non-recurring restructuring costs of $1.9 million in the quarter ended September 30, 1999 and $458,000 in the quarter ended March 31, 1999 and a non-recurring in-process research and development charge of $2.6 million in the quarter ended December 31, 1998, income from operations for three months ended March 31, 2000 increased to $1.2 million compared to $663,000 for the comparable prior year period and for the nine months ended March 31, 2000 decreased to $1.4 million compared to $5.0 million for the comparable prior year period. As a percentage of revenues, income from operations for the three months increased in the three months to 3.8% this year, from 2.7% last year and for the nine months decreased to 1.7% this year, from 7.0% last year. Income from operations for the quarter increased due to increased sales and decreased selling, general and administrative expenses and was offset in part by product mix and increased research and development expenses. Income from operations for the nine months decreased due to product mix, increased selling, general and administrative expenses and increased research and development expenses and was offset in part by increased sales.

Interest Expense (Income). For the three months ended March 31, 2000, the Company incurred net interest expense of $201,000, compared to $125,000 for the three months ended March 31, 1999. For the nine months ended March 31, 2000, the Company incurred net interest expense of $500,000, compared to net interest income of $125,000 for the nine months ended March 31, 1999. The net interest expense for the three and nine months ended March 31, 2000 was due to increased borrowing on the Company's lines of credit and a reduction in short term investments used for working capital and acquisitions.

Gain on Marketable Securities. Gain on marketable securities for the nine months ended March 31, 2000, consisted of realized gain on the sale of marketable securities available for sale.

Provision (Benefit) for Income Taxes. For the three months ended March 31, 2000, the Company had a provision for income taxes of $284,000 compared to an income tax benefit of $300,000 for the three months ended March 31, 1999. For the nine months ended March 31, 2000, the Company had an income tax benefit of $29,000 compared to a provision for income taxes of $633,000 for the nine months ended March 31, 1999. Excluding a majority owned subsidiary loss of $294,000 and $514,000 for the three and nine months ended March 31, 2000, respectively, as a percentage of income before provision for income taxes, provision for income taxes was 22.0% for the three months ended March 31, 2000 as a percentage of loss before benefit for income taxes, and the benefit for income taxes was 22.7% for the nine months ended March 31, 2000. Excluding the non-recurring, restructuring costs and in-process research and development charges, as a percentage of income before provision of income taxes, provision for income taxes was 12.4% and 26.6% for the three and nine months ended March 31, 1999, respectively. The change in the Company's effective tax rate was due to a mix in income from U.S. and foreign operations.

Net Income (Loss). For the reasons outlined above, the Company had a net income of $841,000 and net loss of $385,000 for the three and nine months ended March 31, 2000, compared to a net income of $380,000 and $1.4 million for the three and nine months ended March 31, 1999, respectively. The nine months ended March 31, 2000 included non-recurring restructuring costs of $1.9 million ($1.5 million net of income taxes), the three and nine months ended March 31, 1999 included non-recurring restructuring costs of $458,000 ($391,000 net of taxes) and the nine months ended March 31, 1999 included a non-recurring in process research and development charges of $2.6 million.

Liquidity and Capital Resources

The Company's operations used net cash of $3.2 million during the nine months ended March 31, 2000. The amount of net cash used by operations reflects increases in accounts receivable, inventory, prepaid expenses, and reductions in advances from customers and accrued warranty. Net cash used in operations was offset in part by an increase in accounts payable, accrued payroll and related expenses, income taxes payable, and other accrued expenses and current liabilities. The increase in accounts receivable is mainly due to the increased sales, timing of shipments of certain large contracts and increase in inventory is due to increase in shipments and product mix.

Net cash used in investing activities was $1.1 million and $23.8 million for the nine months ended March 31, 2000 and 1999, respectively. In the nine month period ended March 31, 2000, net cash used in investing activities reflects primarily cash used in business acquisitions and the purchase of property and equipment and was offset in part by the sale of marketable securities. In the nine months ended March 31, 1999, the net cash used in investing activities reflects primarily cash used in business acquisitions, the purchase of property and equipment and purchase of marketable securities.

Net cash provided by financing activities was $3.7 million and $8.1 million for the nine months ended March 31, 2000 and 1999, respectively. During the nine months ended March 31, 2000, net cash provided by financing activities resulted primarily from borrowings under the Company's term loan and working capital lines of credit and was offset in part by the purchase of treasury stock.

In October 1999, the Company borrowed $3.0 million from its term loan facility with Sanwa Bank. The term loan amortizes over seven years and is payable monthly over five years. The balance is due in one balloon payment after five years. In November 1999, the Company converted $8.5 million of borrowings from its acquisition line of credit to a term loan, for a period of 48 months. For the nine months ended March 31, 1999, net cash provided by financing activities resulted primarily from the Company's acquisition and working capital lines of credit.

The March 1999, the Company announced a stock repurchase program of up to 2,000,000 shares of its common stock. Through May 10, 2000, the Company repurchased 490,500 shares at an average price $4.60 per share. The stock repurchase program did not have a material effect on the Company's liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

The Company anticipates that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future.

Foreign Currency Translation. The accounts of the Company's operations in Singapore, Malaysia, England, Norway, Denmark, Finland and Canada are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling, Norwegian kroner, Danish kroner, Finnish markka and Canadian dollars, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of accumulated other comprehensive income. Net transaction loss of approximately $131,000 and $464,000 were included in income for the nine months ended March 31, 2000 and 1999, respectively.

Inflation. The Company does not believe that inflation has had a material impact on its results of operations for the nine months ended March 31, 2000.

Year 2000 Compliance

The Company experienced no material business operation interruptions due to computer or related system failures during the roll-over period from the year 1999 to the year 2000. The Company has to date experienced no material delay in payments, receipt of materials or interruption of services due to Year 2000 difficulties experienced by its customers, trading partners and vendors.

Item 6.  Exhibits and Reports of Form 8-K

a.  Exhibits

    27. Financial Data Schedule

b.  Reports on Form 8-K

    None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 12th day of May 2000.

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