Form 10-K
period 2000-06-30
OSI SYSTEMS INC
filed 2000-09-28
CIK 1039065

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 2000;

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from _____ to ____________.

                        Commission File Number 0-23125

                               ----------------

                               OSI SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

              California                             33-0238801
    (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
    Incorporation or Organization)

    12525 Chadron Avenue Hawthorne, California                    90250
     (Address of Principal Executive Offices)                   (Zip Code)

      Registrant's Telephone Number, Including Area Code: (310) 978-0516

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

        Title of Each Class         Name of Each Exchange On Which Registered
    --------------------------      -----------------------------------------
    Common Stock, No Par Value                      NASDAQ

                               ----------------

   Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on the Nasdaq National Market on September 20, 2000, was $77,571,084.

   The number of shares of the registrant's Common Stock outstanding as of September 20, 2000 was 9,354,803.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders (to be filed subsequently) are incorporated by reference into Part III.

===============================================================================

                               TABLE OF CONTENTS



                                     PART I

Item 1.   Business...............................................................................   1
Item 2.   Properties.............................................................................  16
Item 3.   Legal Proceedings......................................................................  17
Item 4.   Submission on Matters to a Vote of Security Holders....................................  18


                                    PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters...................  19
Item 6.   Selected Financial Data................................................................  20
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  21
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................  31
Item 8.   Financial Statements and Supplementary Data............................................  32
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  32


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................  33
Item 11.  Executive Compensation.................................................................  33
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  33
Item 13.  Certain Relationships and Related Transactions.........................................  33


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  34

                                    PART I

ITEM 1. BUSINESS

General

   The Company is a vertically-integrated, worldwide provider of devices, subsystems and end-products based on optoelectronic and silicon pressure-sensor microstructure technology. The Company designs and manufactures optoelectronic and silicon pressure-sensor devices and value-added subsystems for original equipment manufacturers ("OEMs") for use in a broad range of applications, including security, medical diagnostics, fiber optics, telecommunications, gaming, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan," "Secure" and "Metor" brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. In the medical field, the Company manufactures and sells bone densitometers, which are used to provide bone loss measurements in the diagnosis of osteoporosis.

   In fiscal 2000, revenues from the sale of optoelectronic and silicon pressure-sensor devices and subsystems and medical imaging systems amounted to $63.8 million, or approximately 57.5% of the Company's revenues, while revenues from sales of security and inspection products amounted to $47.1 million, or approximately 42.5% of the Company's revenues. Further information concerning market segments is available in Note 15 to the Company's financial statements, at page F-23.

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

   Optoelectronic and Silicon Pressure-Sensor Devices and
Subsystems. Optoelectronic devices consist of both active components, such as silicon photodiodes that sense light of varying wavelengths and convert the light detected into electronic signals, and passive components, such as lenses, prisms, filters and mirrors. An optoelectronic subsystem typically consists of one or more optoelectronic devices that are combined with other electronic components for integration into an end-product. Optoelectronic devices and subsystems, and medical imaging systems, are used for a wide variety of applications ranging from simple functions, such as the detection of paper in the print path of a laser printer, to complex monitoring, measurement or positioning functions, such as in industrial robotics where the subsystem is used to detect the exact position, motion or size of another object. Because optoelectronic devices and subsystems can be used in a wide variety of measurement, control and monitoring applications, optoelectronics may be used in a broad array of industrial applications. Optoelectronic devices also are key components in the telecommunications and fiber optics market.

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

   Silicon pressure-sensors and microstructures are based upon the same process technologies as the optoelectronic components and are also used as components in a variety of applications primarily in the automotive, medical, and industrial markets. Typical applications include pressure sensing in fuel vapor systems, engine controls, respiration and anaesthesia machines, and industrial pressure transducers, and heating, venting and air-conditioning markets. The Company sells its products in die form to other sensor companies as well as packaged parts. A primary focus of the Company's pressure products has been in the precision low-pressure segment of the silicon sensor market, where the performance of its parts allow replacement of non-silicon sensors with lower cost silicon components.

   The Company formed RapiTec, Inc., a majority-owned subsidiary, in fiscal 2000 which has enabled the Company to further penetrate the worldwide weapons simulation market through system engineering, product development, rapid prototyping, and volume manufacturing for state-of-the-art, laser-based training systems for the defense industry.

   The Company recently has developed high-speed silicon photodiodes for use in fiber optic systems such as Gigabit Ethernet and Fiber Channel systems. These products can replace Gallium Arsenide products at about half the cost. A recent product developed by the Company is a silicon-based fiber optic detector which can achieve a 2.5 Gigabit/second data rate using 3.3 volts bias voltage. In order to further develop and market fiber optic products, the Company has recently formed a new subsidiary, OSI Fibercomm, Inc., which has launched a new family of Indium Gallium Arsenide photodetectors for use in a variety of network applications and long-haul communications applications, together with light speed silicon-based detectors combined with transimpedence amplifiers ("TIA").

   Medical Diagnostic and Imaging Systems. The Company has expanded into medical diagnostic and imaging systems. The Company manufactures and distributes the DTX 200 (DEXACARE) and U.S. Food & Drug Administration ("FDA")-approved forearm DEXA (Dual Energy X-Ray) densitometer, which is used to diagnose osteoporosis as well as to provide follow-up bone density measurements. The Company also produces the ultrasound DTU-One, the first commercially available ultrasound scanner using imaging capability for the diagnosis of osteoporosis. The DTU-One has not previously been available for sale in the United States, but in September, 2000, the Company received pre-market approval ("PMA") from the FDA, and is now authorized to sell the DTU-One in the United States.

   The Company has also acquired majority ownership of TFT Medical, Inc., which has been renamed "OSI Medical, Inc." ("OSI Medical"), which is currently developing new-generation pulse oximeter instruments and probes for use in the medical field. The Company also has five-year warrants (subject to earlier termination upon the occurrence of certain events) to acquire up to 1,110,000 additional OSI Medical shares at a purchase price of $1.35 per share. The warrants are first exercisable commencing on April 12, 2001. In August 1998, the Company acquired a 16% interest in Square One Inc., which develops and manufactures infrared-based patient monitoring medical subsystems, and in August 2000, the Company acquired substantially all of the assets of Square One.

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

   In the 1970s, principally in response to civilian airline highjackings, the U.S. Federal Aviation Administration ("FAA") established security standards by setting guidelines for the screening of carry-on baggage for weapons such as guns and knives. These standards were later mandated by the United Nations for adoption by all of its member states. The Company believes that to date the imposition of these standards has resulted in the installation of over 10,000 x-ray inspection systems installed in airports worldwide. Additionally, the United Kingdom Department of Transport has required the United Kingdom's commercial airports to deploy systems for 100% screening of international checked baggage since the end of 1998, and the European Civil Aviation Conference, an organization of 33 member states, has agreed to implement 100% screening of international checked baggage in the future. In the United States, largely in response to the explosion of Pan Am Flight 103 in December 1988, Congress enacted the Aviation Security Improvement Act of 1990 which, among other initiatives, directed the FAA to establish and implement strict security measures and to deploy advanced technology for the detection of explosives. In July 1996, President Clinton formed the White House Commission on Aviation Safety and Security (the "Gore Commission"), to review airline and airport security and to oversee aviation safety. In response to the initial report released by the Gore Commission, the United States enacted legislation that includes $144 million in appropriations for the initial deployment of advanced security and inspection technology at major U.S. airports. The Clinton Administration is continuing to fund procurements of $100 million annually for state-of-the-art detection equipment at major U.S. airports. A portion of this funding is allocated for TIP Ready X-ray (TRX) systems at security checkpoints throughout the nation.

   In April 2000, the Company was awarded a contract by the Federal Aviation Administration ("FAA") to provide x-ray screening systems at selected airports throughout the United States. The initial purchase under the contract is for approximately 100 carry-on baggage x-ray screening systems. Under the contract, the FAA has the right to purchase up to 800 systems, for which the purchase price would be approximately $40 million.

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

   In September 1998, the Company acquired Osteometer, a Danish manufacturer of diagnostic scanners used to detect osteoporosis. Osteometer concentrates on the development of small, cost-optimized scanners making it possible for small clinics to offer their patients a cost effective diagnosis of osteoporosis and is committed to the development of scientifically and clinically validated devices that result in accurate, precise, reliable and cost effective diagnosis. Due to the global decline in the bone densitometer market, in August 1999 the Company decided to close the operations of Osteometer in Denmark, and relocate certain of these operations to the

Company's U.S. facilities. In the quarter ended September 30, 1999, the Company recorded estimated restructuring costs of $1.9 million related to the closure of the Osteometer facility in Denmark. These costs were associated primarily with the termination of certain employees, commitments and other facility closure costs. During the quarter ended March 31, 2000, the Company completed the closure of the Osteometer facility in Denmark and the relocation of the operations to the United States. The market for osteoporosis diagnostic equipment is currently weak and is expected to remain so for at least the near-term.

   In November 1998, the Company purchased the security products business of Metorex International Oy ("Metorex Security") of Espoo, Finland. The Company paid $4.7 million in cash, including professional fees associated with the acquisition. In July 1999, the Company paid 4.4 million Finnish markka (approximately $739,000), in lieu of contingent payments of up to $1.5 million, based on future sales. The acquisition of Metorex Security brought a complete security metal detection product line to the Company. Metor brand security archway metal detectors are among the most widely recognized such products in the world. These metal detectors complement the x-ray screening systems supplied by Rapiscan. Metorex Security continues to supply a large number of systems to the U.S. Government, as well as to customers around the world. The products include Metor 100 series archways, as well as Metor 200 series zonal archways. The Company's MetorNet(TM) product allows monitoring and control of multisystem installations.

   In November 1998, the Company acquired all the outstanding stock of Silicon Microstructures, Inc. ("SMI"), a silicon pressure-sensor manufacturer, from Exar Corporation of Fremont, California. The Company paid $2.7 million in cash, including professional fees associated with the acquisition. As of June 30, 2000, per the purchase agreement, the Company may be required to pay up to an additional $2.4 million in cash, at a later date, based on sales made subsequent to the purchase. To date, the Company has not been required to make any such payments, and it does not anticipate that the circumstances will require it to do so in the future. The designs and processes of SMI allow leveraging of the Company's silicon wafer fabrication technologies to initially serve pressure sensor markets and extend into the future to a variety of products based on mechanical structures in silicon.

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

   In August 1998, the Company invested $315,000, including professional fees associated with the acquisition, in Square One Inc. ("Square One") for an equity share of approximately 16%, and in August 2000, the Company acquired substantially all of its assets for consideration of $228,000 in cash, future royalties, and return of the Square One stock held by the Company. The acquired business is the development and manufacturing of infrared-based patient monitoring medical subsystems.

   During fiscal 1999, the Company invested $1.0 million, including professional fees associated with the acquisition, in OSI Medical for an equity share of approximately 40%. OSI Medical develops new generation pulse oximeter instruments and probes for use in the medical field. Pursuant to an agreement entered into as of October 4, 1999 (the "OSI Medical Agreement") the Company acquired an additional equity interest, representing approximately 16% of the stock ownership of OSI Medical for $1.2 million, including professional fees associated with the acquisition. With this additional equity investment, the Company increased its equity share in OSI Medical to approximately 56%. On April 12, 2000, also pursuant to the OSI Medical Agreement and in connection with certain amounts loaned or to be loaned by the Company to OSI Medical thereunder, the Company also acquired five-year warrants (subject to earlier termination upon the occurrence of certain events) to acquire up to 1,110,000 additional OSI Medical shares at a purchase price of $1.35 per share. The warrants are first exercisable commencing on April 12, 2001, and, if fully exercised, would result in the Company's share in OSI Medical being increased to over 60%, based upon the number of shares presently outstanding. Also, pursuant to the OSI Medical Agreement, under certain circumstances the Company has an option, which expires in December 31, 2002, to acquire all of OSI Medical.

   The Company intends to continue to build its expertise in order to address a greater number of applications. By expanding the number of potential applications its products may serve, the Company intends to increase its business with existing customers and by attracting new customers.

   Further Penetrate Existing Security and Inspection Markets and Expand into Other Markets. During the fiscal year ended June 30, 2000, the Company continued to expand sales of its security and inspection products beyond the traditional focus on airports and airlines to include government buildings, customs facilities, courthouses, school districts, departments of corrections and businesses for their respective security and inspection needs. The Company intends to continue to expand its sales and marketing efforts both domestically and internationally to capitalize on opportunities in its existing markets for new installations as well as opportunities to replace, service and upgrade existing security installations. In addition, through research and development and selective acquisitions, the Company intends to enhance and expand its current product offering to better address new applications including automatic bomb detection and cargo scanning.

   The Company believes that its strategy will enable it to take advantage of the growth its existing markets are experiencing and to benefit from additional growth that these new and enhanced products will provide.

   Capitalize on Vertical Integration. The Company believes that it offers significant added value to its OEM customers by providing a full range of vertically-integrated services including component design and customization, subsystem concept design and application engineering, product prototyping and development, and efficient pre-production, short-run and high volume manufacturing. The Company believes that its vertical integration differentiates it from many of its competitors and provides value to its OEM customers, who can rely on the Company to be an integrated supplier of an optoelectronic subsystem. In addition, the Company's vertical integration provides several other advantages in both its optoelectronic devices and subsystems and security and detection product lines. These advantages include reduced manufacturing and delivery times, lower costs due to its access to competitive international labor markets and direct sourcing of raw materials, and quality control. Further leverage is obtained by extending the silicon wafer fabrication processes to manufacture the pressure sensors and microstructure processes of SMI. The Company intends to continue to leverage its vertically integrated services to create greater value for its customers in the design and manufacture of its products. The Company believes that this strategy better positions the Company for penetration into other end markets.

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

   Selectively Enter New End Markets. Similar to the Company's expansion during fiscal 1998 into optoelectronic products for medical diagnostic applications, the Company intends to selectively enter new end markets that complement its existing capabilities in designing, developing and manufacturing optoelectronic devices and subsystems. The Company believes that by manufacturing other end products which rely on the technological capabilities of the Company, it can leverage its existing integrated design and manufacturing infrastructure to capture greater margins and build a significant presence in new end markets which present attractive competitive market dynamics. The Company intends to achieve this strategy through internal growth and through selective acquisitions of end-product manufacturers.

Products and Technology

   The Company designs, develops, manufactures and sells products based on its core optoelectronic and silicon pressure-sensor technology. These products range from discrete devices to value-added subsystems to complete x-ray security and inspection products, and medical imaging systems.

   Discrete Devices and Subsystems, and Medical Imaging
Systems. Optoelectronic and silicon pressure-sensor devices generally consist of both active and passive components. Active components sense light of varying wavelengths and convert the light detected into electronic signals, whereas passive components amplify, separate or reflect light. Active components manufactured by the Company consist of silicon photodiodes and hybrid photodetectors. Passive components include lenses, prisms, filters, mirrors and other precision optical products that are used by the Company in the manufacture of its optoelectronic products or are sold to others for use in telescopes, laser printers, copiers, microscopes and other detection and vision equipment. A second group of discrete devices are the pressure sensors and microstructures of SMI. These are primarily manufactured in the same wafer fabrication facility as the optoelectronic components, thereby achieving greater utilization and economy of scale in this specialized facility. The same lithographic, furnace and metal processes are combined with silicon etching to form precise miniature electromechanical structures in silicon. SMI has developed specific structural designs that concentrate stresses and provide higher signals and improved performance over conventional silicon pressure sensors. The devices manufactured by the Company are both standard products and products customized for specific applications. Most of the devices manufactured by the Company are incorporated into the subsystems manufactured by the Company. The Company does, however, also sell its discrete devices separately to OEMs. Direct sales of devices to third parties constituted less than 10% of the Company's revenues in each of fiscal 1998, 1999 and 2000.

   In addition to the manufacture of discrete devices, the Company also specializes in designing and manufacturing customized optoelectronic subsystems for use in a wide range of products and equipment. An optoelectronic subsystem typically consists of one or more optoelectronic devices that are combined with other electronic components and packaging for use in an end-product. The composition of a subsystem can range from a simple assembly of various optoelectronic devices that are incorporated into other subsystems (for example, a printed circuit board containing the Company's optoelectronic devices), to complete end-products (for example, medical pulse oximeter probes that are manufactured and packaged by the Company on behalf of the OEM customer and then shipped directly to the customer or the customer's distributors). Since the end of fiscal 1996, the Company has manufactured subsystems for a variety of applications, including the following: fiber optics, imaging electronics for medical CT scanners, disposable and reusable medical probes for use with medical pulse oximetry equipment, components and subsystems for laser gyroscopes used in military and commercial aviation, optoelectronic subsystems for slot machines, laser subsystems in military helicopter gun sighting equipment, positioning subassemblies for computer peripheral equipment, alignment subsystems for laser heads in optical disc players, and ultra-violet fire detection subsystems for submarines and surface ships.

   The Company has also started manufacturing and shipping high-speed silicon based photodetectors and detector-amplifier hybrids serving the fiber-optics and telecommunications market in SAN, LAN, 1.25 Gbps and 2.5 Gbps applications. In addition to Silicon , the company has started shipping Indium Gallium Arsenide photodetectors serving a wide variety of storage, local, metropolitan and wide area networks (SAN, LAN, MAN, WAN) and other long haul telecommunications marketplace.

   The Company has also moved into the field of manufacturing and selling the DTX 200 (DEXACARE) and U.S. Food & Drug Administration ("FDA")-approved forearm DEXA (Dual Energy X-Ray) densitometer, which is used to diagnose osteoporosis as well as to provide follow-up bone density measurements. The Company also produces the ultrasound DTU-One, the first commercially available scanner using imaging capability for the diagnosis of osteoporosis. The DTU-One has not previously been available for sale in the United States, but in September, 2000, the Company received pre-market approval ("PMA") from the FDA, and is now authorized to sell the DTU-One in the United States.

   Security and Inspection Equipment. The Company manufactures and sells a range of security and inspection equipment that it markets under the "Rapiscan," "Secure" and "Metor" brand names. To date, the security and inspection equipment has principally been used at airports to inspect carry-on and checked baggage for guns and knives. However, inspection products are increasingly being used for both security purposes at a wide range of facilities other than airports and for other non-security purposes. For fiscal years 1998, 1999 and 2000, approximately 22.0%, 20.5% and 26.1%, respectively, of the Company's security and inspection revenues were derived from the sale of inspection products to airlines and airports, and the balance of such revenues were derived from all other sales.

   The Company's inspection and detection products combine the use of x-ray technology with the Company's core optoelectronic capabilities. The Company's products combine dual- or multi-energy x-ray technology with computer enhanced imaging technology to facilitate the detection of materials such as explosives, narcotics, currency or other contraband. While all x-ray systems produce a two-dimensional image of the contents of the inspected material, the dual-energy x-ray systems also measure the x-ray absorption of the inspected materials' contents at two x-ray energies to determine the atomic number, mass and other characteristics of the object's contents. The different organic and non-organic substances in the inspected material are displayed in various colors. This information is then displayed to an operator of the inspection equipment who can identify and differentiate the objects in the inspected materials. These systems range in size from compact tabletop systems to large cargo pallet inspection systems weighing over 100,000 lbs.

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

   With the acquisition of Metorex Security, the Company acquired walk-through metal detection systems which utilize pulse induced magnetic fields combined with microprocessor based electronics, which provide uniform detection of ferrous and non-ferrous metallic objects. The technologies range from dual channel crossed magnetic fields to multi-zone coil configuration.

   In the field of inspection of people, the Company's "Secure" brand product line uses x-ray systems employing backscatter detection technology. Secure 1000 is an electronic screening system for hands-off personal scanning. The system is based on an extremely low dose of backscatter x-ray imaging to detect contraband and weapons concealed underneath clothing and hair. The system provides better screening than metal detectors as it detects very small amounts of metal as well as non-metallic contraband.

   In order to monitor the performance of operators of the x-ray baggage screening systems that are used in the United States airports, the FAA has implemented a computer-based training and evaluation program known as the Screener Proficiency Evaluation And Reporting System ("SPEARS"). To continuously monitor the effectiveness of the screening system and its operator, test threat images, such as weapons, are projected into the images of actual parcels being inspected. The results of these tests are available to government agencies. In April 2000, the Company was awarded a contract by the Federal Aviation Administration ("FAA") to provide x-ray screening systems at selected airports throughout the United States. The initial purchase under the contract is for 100 carry-on baggage x-ray screening systems. Under the contract, the FAA has the right to purchase up to 800 systems, for which the purchase price would be approximately $40 million.

   The following table sets forth certain information related to the standard security and inspection products currently offered by the Company. The Company does, however, also customize its standard products to suit specific applications and customer requirements:

                                                                    SELECTED
      MODEL (Technology)             APPLICATIONS                 INSTALLATIONS
 ----------------------------  ------------------------   ----------------------------
 Rapiscan 519                  Inspection of incoming     Embassies
                                package                   Post offices
                                                          Courthouses
                                                          High risk office buildings
                                                          Manufacturing companies

 Rapiscan 500 Series           Airport hand carried and   Airports
  -Standard Tunnel (single     checked  baggage           Prisons
  view and dual view 160 kV    Pallet inspection          Government buildings
  x-ray source, single energy  Customs inspections        Nuclear facilities
  and dual energy)             Agriculture inspection     Cruise ships
                                                          Freight shippers
                                                          Border crossings

 Rapiscan 500 Series           Large pallet inspection    Airports
  -Large Tunnel (single view   Customs inspections        Freight shippers
  and dual view 320-450 kV                                Border crossings
  x-ray source)                                           High risk seaport locations

 Rapiscan 500 Series           Mobile x-ray inspection    Conventions and special
  -Mobile Systems (x-ray van                              events
  or trailer)                                             Airports
                                                          Customs inspections
                                                          Border crossings

 Rapiscan Series 2000 Cargo    Fixed Site Cargo           Airports
  Inspection Systems            Inspection Systems        Freight Shippers
                                                          Border Crossings

 Metor 100 Series              Walk-through metal         Airports
                                detection                 Courthouses
                                                          Government buildings
                                                          Conventions and special
                                                          events

 Metor 200 Series              Multi-zone walk-through    Airports
                                metal detection           Prisons
                                                          Nuclear facilities
                                                          Government buildings
                                                          Courthouses

 SECURE 1000 (non-intrusive    High Security Personnel    Prisons
  personal screening system)    Inspection                Military Facilities
                                                          Border crossings
                                                          Customs

 Threat Image Projection       Performance Monitoring     Majority of Rapiscan
  ("TIP")                                                 500 Series Systems

Markets, Customers and Applications

   Optoelectronic and Silicon Pressure-Sensor Devices and Subsystems. The Company's optoelectronic and silicon pressure-sensor devices and subsystems are used in a broad range of products by a variety of customers. The following table illustrates, for the year ended June 30, 2000: (i) the major product categories for which the

Company provided optoelectronic and silicon pressure-sensor products; and (ii) certain representative customers in each such category. The Company expects that the list of product categories, the amount of business derived from each such product category, and the composition of its major customers will vary from period to period.

                                                            Representative Major
                    Product Category                              Customers
 ------------------------------------------------------ ----------------------------
 Computed Tomography and X-Ray Imaging                  Picker International
                                                        InVision Technologies

 Aerospace and Avionics                                 Cubic Defense Systems
                                                        Allied Signal
                                                        Honeywell Avionics
                                                        Litton Systems

 Medical Monitoring                                     Datascope
                                                        BCI

 Analytical, Medical Diagnostics and Particle Analyzers Abaxis
                                                        Coulter Corporation

 Office Automation and Computer Peripherals             Xerox
                                                        Eastman Kodak
                                                        Dr. Johannes Heidenhain

 Construction, Industrial Automation and Exploration    Spectra Physics
                                                        Baumer Electric

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

 Gaming Industry                                        Bally Gaming

 Automotive                                             Motorola
                                                        Analog Microelectronics GMBH

 Medical                                                Siemens Elcma
                                                        Resmed Corp.
                                                        Endosonics Corp.

 Industrial                                             Honeywell Corp.
                                                        OJ Electronics

 Fiber Optics/Telecommunications                        JDS Uniphase
                                                        SDL

   In August 2000, the Company formed OSI Fibercomm, Inc., a wholly-owned subsidiary, to advance the Company's fiber optic business. Fibercomm will undertake the sales and marketing of the Company's Indium Gallium Arsenide and silicon photodetectors and other fiber optic products developed by the Company's subsidiary UDT Sensors, Inc.

   Security and Inspection Products. Since entering the security and inspection products market in 1993, the Company has shipped approximately 4,500 units to approximately 50 countries. The following is a list of certain customers and/or installations that have purchased the Company's security and inspection products since January 1993:

                  Overseas                               Domestic
   --------------------------------------  ------------------------------------
   Prague Airport, Czech Republic          Major U.S. Airlines
   Gatwick Airport, England                Bush Intercontinental Airport
   Heathrow Airport, England               Federal Courthouses
   TNT Freight, England                    Federal Reserve Bank
   Japanese Embassies, worldwide           JFK International Airport
   Malaysian Airport Board, Malaysia       Los Angeles County Courthouse
   HAJ Terminal, Saudi Arabia              Los Angeles International Airport
   Dubai Airport, U.A.E.                   Miami Airport
   United Kingdom Prison System, United    Orlando Airport
    Kingdom                                Ronald Reagan National Airport
   INFRAERO, airports, Brazil              U.S. Government
   Chek Lap Kok International Airport,     California Department of Corrections
    Hong Kong                              U.S. Department of Corrections
   Pudong Shanghai International Airport,  Empire State Building
    P.R. China                             World Trade Center
   Kremlin, Russia
   New Zealand Customs, New Zealand
   Vatican
   2000 Summer Olympics, Sydney,
    Australia
   Narita Airport, Tokyo

   The market for most security and inspection products developed in response to civilian airline highjackings. Consequently, a large portion of the Company's security and inspection products were sold and continue to be sold for use at airports. Recently, however, the Company's security and inspection products have been used for security purposes at locations in addition to airports, such as courthouses, government buildings, mail rooms, schools, prisons and at unique locations such as Buckingham Palace in London, England. In addition, the Company's security and inspection products are increasingly being used for non-security purposes, such as for cargo inspection to detect narcotics and contraband, prevention of pilferage at semiconductor manufacturing facilities, quality assurance for agricultural products, and the detection of gold and currency.

   In September 1998, the Company entered into an agreement with the Federal Aviation Administration for advanced contraband detection systems with TIP features. The systems began to be shipped to Category X airports (designated due to their high security priority) in the United States during fiscal 1999. Systems were shipped during fiscal 2000 and continue to be shipped during fiscal 2001. In addition, the FAA ordered Rapiscan training computers to assist in the instruction of advanced detection technologies to security personnel.

   In January 1999, the Company entered into an agreement with the People's Republic of China to upgrade and provide technical support for the Vehicle Cargo X-ray System ("VCXS") operated by the Chinese customs authority at Shenzhen, near Hong Kong. The VCXS system allows a fast, detailed inspection of fully loaded trucks, and 20-foot and 40-foot containers in lieu of a full manual search.

   In March 1999, the Company was awarded a contract by BAA plc, the operator of 11 airports around the world, including London's Heathrow Airport, the busiest international airport in the world. Rapiscan U.K. has supplied, installed and will continue to maintain approximately 150 x-ray systems used in screening cabin baggage for explosives, weapons and other contraband. These systems feature advanced detection software, including TIP. The agreement also provides for Rapiscan U.K. to provide maintenance and support services on the installed systems for five years.

   During fiscal 2000, the Company entered into a number of significant agreements for the development and sale of the Company's security and inspection products. Some of the principal agreements are the following.

   During the second quarter of fiscal 2000, the Company received and completed a security system order in excess of $1.5 million from the Vatican.

   In the second quarter of fiscal 2000, the Company entered into a contract with a branch of the Mexican government for approximately $2.2 million for multiple Secure 2000 body scanners.

   In April 2000, the Company was awarded a contract by the Federal Aviation Administration ("FAA") to provide x-ray screening systems at selected airports throughout the United States. The initial purchase under the contract is for 100 carry-on baggage x-ray screening systems. Under the contract, the FAA has the right to purchase up to 800 systems, for which the total contract might be as high as approximately $40 million.

   In June 2000, the Company was awarded a contract to supply two Rapiscan 2000 Series Large Vehicle Cargo X-ray Systems to the government of Hong Kong. The price of these units is approximately $9 million.

Marketing, Sales and Service

   The Company markets and sells its optoelectronic and silicon pressure-sensor devices and subsystems, and medical imaging systems, worldwide through both a direct sales and marketing staff of 30 employees and indirectly through a network of approximately 45 independent sales representatives and distributors. Most of the in-house sales staff is based in the United States while most of the independent sales representatives and distributors are located abroad. Since the acquisition of AME in March 1997, the Company's marketing efforts in Europe have been conducted through AME's sales and marketing staff and through a network of approximately eight independent sales representatives. The Company markets and sells its security and inspection products worldwide through a direct sales and marketing staff of approximately 35 employees located in the United States, Finland, Canada, the United Kingdom, Dubai, and Malaysia and through a network of approximately 135 independent sales representatives.

   The Company's optoelectronic and silicon pressure-sensor products and medical imaging systems sales staff, located in the United States and Norway, is supported by an applications engineering group whose members are available to provide technical support. This support includes designing applications, providing custom tooling and process integration, defining solutions for customers and developing products that meet customer defined specifications. The security and inspection and medical imaging products sales staff is supported by a service organization of approximately 35 persons located primarily in the United States, the United Kingdom, Finland and Malaysia. The Company also supports these sales and customer relations efforts by providing operator training, computerized training and testing equipment, in-country service, software upgrades, service training for customer technicians and a newsletter on security issues.

   The Company considers its maintenance service operations to be an important element of its business. After the expiration of the standard product warranty period, the Company is often engaged by its customers to provide maintenance services for its security and inspection products through annual maintenance contracts. The Company believes that its international maintenance service capabilities allow it to be competitive in selling its security and inspection products. Furthermore, the Company believes that as its installed base of security and inspection products increases, revenues generated from such annual maintenance service contracts and from the sale of replacement parts will increase. In fiscal 1998, 1999 and 2000, maintenance service revenues and replacement part sales collectively represented 3.5%, 3.6% and 3.6% respectively, of the Company's revenues.

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

   In addition to close collaboration with the Company's customers in the design and development of optoelectronics-based products, the Company maintains an active program for the development and introduction of new products and enhancements and improvements to its existing products, including the implementation of new applications of its technology. The Company seeks to further develop its research and development program and considers such a program to be an important element of its business and operations. As of June 30, 2000, in addition to the engineers that the Company employed in manufacturing, process design and applications development, the Company engaged approximately 70 full-time engineers and technicians in research and development. During fiscal 2000 and 1999, the Company's research and development expenses were approximately $7.7 million and $5.7 million, respectively. A significant portion of the increase in research and development in fiscal 2000 is the result of acquisitions during fiscal 1999 and 2000. In order to fulfill its strategy of increasing its security and inspection product lines and of enhancing the capabilities of its existing products, the Company intends to continue to increase its research and development efforts in the future.

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

Manufacturing and Materials Management

   The Company currently has manufacturing facilities in the United Kingdom, Malaysia, Finland, Canada and Norway, in addition to its manufacturing facilities in Hawthorne and Fremont, California and Ocean Springs, Mississippi. The Company's principal manufacturing facility is in Hawthorne, California. However, most of the Company's high volume, labor intensive manufacturing and assembly is generally performed at its facilities in Malaysia. Since most of the Company's customers currently are located in Europe and the United States, the Company's ability to assemble its products in these markets and provide follow-on service from offices located in these regions is an important component of the Company's global strategy.

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

Patents and Trademarks

   In June 1999, as part of the settlement of an arbitration, the Company entered into a fully paid-up, nonexclusive patent license agreement with PerkinElmer, Inc., formerly known as EG&G, Inc. ("EG&G") for U.S. Patent No. 4,366,382. The patent expires in September 2000. Subsequent to the end of the patent term, the Company will be free to use the technology without patent or license restriction. Under the license, for which the Company paid $450,000, the Company is permitted to make, use and sell or otherwise dispose of security and inspection products that use an x-ray line scan system for baggage inspection purposes covered by EG&G's patent. The license may require the Company to make additional, contingent royalty payments of up to $350,000 based on shipment of certain products which incorporate the licensed technology.

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

   Rapiscan owns U.S. Patent No. 5,181,234 covering personnel screening systems and manufactures the Secure 1000 in accordance to the patent. This patent was issued in 1993 and expires in 2010. In July 2000,

Rapiscan was awarded U.S. Patent No. 6,094,472 for an X-ray Backscatter Imaging System relating to improvement of the SECURE(TM) product line. This patent expires in 2018.

   Rapiscan Security Products utilize the trademarks Rapiscan(R) and SECURE(TM).

   SMI owns: U.S. Patent No. 5,812,047, expiring in 2017, pertaining to the manufacture of silicon pressure-sensor devices; U.S. Patent No. 6,089, 099, expiring in 2018, pertaining to method and application for forming a bonded silicon-glass pressure sensors; U.S. Patent No. 6,093,579, expiring in 2018, pertaining to low pressure sensors and the method of manufacture; and U.S. Patent No. 6,107,170, expiring in 2018, pertaining to silicon sensor contact with platinum silicide, titanium/tungsten and gold. SMI has other patent applications pending for various applications; it is unknown at this time if these patents will be issued.

   Metorex Security's "Metor" trademark is registered in 25 countries, including the United States, the European Union countries and Japan. Metorex Security has also registered the trademark "Metorscan" in the United States and the European Union countries. Metorex Security utilizes four patents registered in the United States (U.S. Patent Nos. 4,605,898; 5,121,105; 5,047,718; 4,894,619) and other countries, including the European Union countries. These patents were issued between 1986 and 1995, with expirations between 2002 and 2008. The patents cover various improvements in metal detection systems.

   Osteometer owns U.S. Patent No. 6,058,151, expiring 2018, for new region of interest for monitoring medical treatment for osteoporosis, and U.S. Patent No. 6,086,538, expiring 2018, for placement of the region of interest based on an anatomical feature in the calcaneus for ultrasound technology.

   The Company believes that the above patents and trademarks are important to the Company's business. The loss of some of these patents or trademarks might have a negative impact; however, the Company operates in a competitive environment with a known customer base and relies mainly on providing value for money with quality products and services to ensure continuing business.

Environmental Regulations

   The Company is subject to various federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling, and disposal of certain hazardous substances and wastes used or generated in the manufacturing and assembly of the Company's products. Under such laws, the Company may become liable for the costs of removal or remediation of certain hazardous substances that have been or are being released on or in its facilities or that have been or are being disposed of off site as wastes. Such laws may impose liability without regard to whether the Company knew of, or caused, the release of such hazardous substances. In the past, the Company has conducted a Phase I environmental assessment report for each of the properties in the United States at which it currently manufactures products. The purpose of each such report was to identify, as of the date of that report, potential sources of contamination of the property. In certain cases, the Company has received a Phase II environmental assessment report consisting of further soil testing and other investigations deemed appropriate by an independent environmental consultant. The Company believes that it is currently in compliance with all material environmental regulations in connection with its manufacturing operations, and that it has obtained all material environmental permits necessary to conduct its business. The amount of hazardous substances and wastes produced and generated by the Company may increase in the future depending on changes in the Company's operations. Any failure by the Company to comply with present or future regulations could subject the Company to the imposition of substantial fines, suspension of production, alteration of manufacturing process or cessation of operations, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

   The markets in which the Company operates are highly competitive and characterized by evolving customer needs and rapid technological change. The Company competes with a number of other manufacturers, many of which have significantly greater financial, technical and marketing resources than the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, adapt more quickly to changes in customer requirements, have stronger customer relationships, have greater name recognition, and devote greater resources to the development, promotion and sale of their products than does the

Company. There can be no assurance that the Company will be able to compete successfully against any current or future competitors in either the optoelectronic and silicon pressure-sensor devices and subsystems and medical imaging systems market or the security and inspection markets or that future competitive pressures will not materially and adversely affect its business, financial conditions and results of operations.

   In the optoelectronic and silicon pressure-sensors devices and subsystems market, competition for optoelectronic devices and subsystems is based primarily on such factors as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support, and on the ability to provide fully integrated services from application development and design through volume subsystem production. The Company believes that its major competitors in the optoelectronic device and subsystem market are PerkinElmer, Inc.'s Electro-Optics division, Hamamatsu Corporation, and Honeywell Optoelectronics, a division of Honeywell, Inc. Because the Company specializes in custom subsystems requiring a high degree of engineering expertise, the Company believes that it generally does not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components. Competition for the Company's medical imaging products comes principally from Lunar Corporation, Hologic, Inc. and Norland Medical Systems, Inc. In the case of silicon pressure-sensors and microstructures, the Company bases much of its current competitive position on pressure sensor performance, particularly at low pressures, and process and manufacturing controls, particularly in the automotive areas. Customer support and design expertise are also very important. The Company believes that its primary silicon pressure-sensor competitors include IC Sensors Division of Measurement Specialties , Inc., Novasensor Division of Lucas Controls, Sensym ICT, and Motorola Semiconductor group.

   In the fiber optics market, the Company has many competitors, both domestic and foreign.

   In the security and inspection market, competition is based primarily on such factors as product performance, functionality and quality, the over-all cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence, and breadth of sales and service organization. The Company believes that its principal competitors in the market for security and inspection products are the Astrophysics and Vivid Technologies divisions of PerkinElmer, Inc., Heimann Systems GmbH, InVision Technologies, Inc., American Science and Engineering, Inc., Barringer Technologies Inc., Control Screening L.L.C., CEIA, SpA, Garrett Electronics, Inc. and Thermedics Detection, Inc. Competition could result in price reductions, reduced margins, and loss of market share by the Company. The Company believes that the principal competitor for its products using x-ray backscatter detection technology is American Science & Engineering, Inc. In the airline and airport security and inspection market, particularly in the upgrade and replacement market, the Company also competes for potential customers based on existing relationships between its competitors and the customers. Certain of the Company's competitors have been manufacturing inspection systems since the 1980s and have established strong relationships with airlines and airport authorities. The Company believes that the image quality and resolution of certain of its security and inspection products is superior to the image quality offered by most of its competitors' x-ray based inspection products. Additionally, the Company's true multi-zone technology provides the ability to detect small metallic objects and offer higher levels of discrimination in weapons-screening applications. Although the Company also has established relationships with a number of airport and airline customers, no assurance can be given that the Company will be able to successfully compete in the future with existing competitors or with new entrants.

Backlog

   The Company measures its backlog as orders for which purchase orders or contracts have been signed, but which have not yet been shipped and for which revenues have not yet been recognized. The Company typically ships its optoelectronic and silicon pressure-sensor devices and subsystems, and medical imaging systems as well as its security and inspection products within one to three months after receiving an order. However, such shipments may be delayed for a variety of reasons including any special design or engineering requirements of the customer. In addition, large orders (more than ten machines) of security and inspection products typically require more lead time.

   Large cargo scanning machines require six to thirty months lead time. The only significant shipping delays which the Company has experienced are with large cargo scanners. Such delays can occur for any of the following reasons:
(i) additional time necessary to conduct large cargo inspections at the factory before shipment; (ii) the customer's needs to engage in timely special site preparation to accommodate such a scanner, and as to which the Company has no control or responsibility; and (iii) additional fine tuning of such scanners once they are installed.

   At June 30, 2000, the Company's backlog products totaled approximately $54.3 million, compared to approximately $44.1 million at June 30, 1999 and $46.9 million at June 30, 1998. Most of the Company's backlog as of June 30, 2000, with the exception of a majority of an order for large cargo-scanning machines valued at approximately $9 million, is expected to be shipped during the fiscal year ending June 30, 2001. Any failure of the Company to meet an agreed upon schedule could lead to the cancellation of the related order. Variations in the size of the order, the product mix, and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of the Company's revenues for any future period and cannot be considered a meaningful indicator of the Company's performance on an annual or quarterly basis.

Employees

   As of June 30, 2000, the Company employed approximately 995 people, of whom 720 were employed in manufacturing, 70 were employed in research and development, 85 were employed in finance and administration, 65 were employed in sales and marketing, and 55 were employed in its service organization. Of the total employees, approximately 497 were employed in the United States, 15 in Canada, 158 were employed in Europe, and 325 were employed in Asia, 22 employees at AME and 10 Metorex Security employees in Finland are members of a union and have collective bargaining rights. Other than the employees of AME and 10 Metorex Security employees in Finland, none of the Company's other employees is unionized. There has never been a work stoppage or strike at the Company, and management believes that its relations with its employees are good.

ITEM 2. PROPERTIES

   The Company owns three buildings (approximately 88,000 square feet) which comprise its principal facility in Hawthorne, California. This facility is used for manufacturing, engineering, sales and marketing.

   As of June 30, 2000, the Company leased all of its other facilities, as reflected in the following table:

                                                                      Approximate     Lease
Location                      Description of Facility                Square Footage Expiration
--------                      -----------------------                -------------- ----------
Hawthorne, California         Manufacturing, engineering, sales and
                              marketing and service                      41,600        2006

Walnut, California            Manufacturing, engineering, sales and
                              marketing                                   6,350        2003

Ocean Springs, Mississippi    Manufacturing, engineering and sales
                              and marketing                              41,800        2001

Fremont, California           Manufacturing, engineering, sales and
                              marketing and service                       6,500        2001

Princeton, New Jersey         Service and sales and marketing             2,900        2001

Georgetown, Canada            Manufacturing, engineering, sales and
                              marketing and service                      22,000        2003

Johor Bahru, Malaysia         Manufacturing and sales                    15,700        2000

Johor Bahru, Malaysia         Manufacturing                              21,000        2001

                                                                      Approximate     Lease
Location                      Description of Facility                Square Footage Expiration
--------                      -----------------------                -------------- ----------
Johor Bahru, Malaysia         Manufacturing                               7,000        2001

Singapore, Republic of        Administrative and materials
 Singapore                    procurement                                 3,000        2003

Crawley, United Kingdom       Manufacturing, engineering, sales and
                              marketing                                  18,700        2011

Hayes, United Kingdom         Service                                     3,900        2003

Horten, Norway                Manufacturing, engineering, sales and
                              marketing                                  19,800        2008

Espoo, Finland                Manufacturing, engineering, sales and
                              marketing                                  13,300        2001

   Subsequent to June 30,2000, the Company moved from its 22,000 square foot facility in Georgetown, Canada to a facility of approximately 2,200 square feet.

   The lease of the 15,700 square foot facility at Johor Bahru, Malaysia expired in August 2000. The Company is presently negotiating the renewal of the lease and expects it will be renewed on similar terms.

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

   On March 30, 2000, Gail Marie Harrington-Wisely and Joyce Garland filed a class action suit, case number BC 227373, in the Superior Court of California, County of Los Angeles, naming Rapiscan Security Products, a subsidiary of the Company, and others as defendants. The plaintiffs are the wives of men incarcerated in California prisons. The plaintiffs allege that while attempting to visit their husbands in prison, as a condition to such visits prison personnel have have subjected them to scans by the Company's Secure 1000, strip searches, and body cavity searches, all of which plaintiffs allege to have been illegal searches and have caused them emotional injuries. The other defendants in the action include the State of California, the Governor of California, the California Department of Corrections, its Director and other Department of Corrections personnel. The complaint, in essence, asserts that these types of searches are illegal and intrusive and have caused emotional injury to the plaintiffs. In addition to alleging the Company is somehow responsible for illegal searches conducted by prison personnel, with respect to Rapiscan Security Products, the complaint alleges that the Company was negligent because it knew or should have known that the Secure 1000 would be used by prison personnel to conduct illegal searches of prison visitors, that the Secure 1000 is defective in design and manufacture because of alleged inconsistent and false-positive results, that the Company has failed to properly train the prison personnel using the Secure 1000 as to how to interpret the scans, and that the Company has failed to warn subjects that they might be subjected to illegal searches using the Secure 1000 and that the scans are more intrusive than frisk searches. Plaintiffs have prayed for general, special and punitive damages in unspecified amounts and declaratory relief against illegal searches. We believe that these claims against the Company have no merit and we intend to vigorously defend this suit. However, due to the inherent uncertainties of all litigation, we can make no prediction about the outcome of this litigation.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Stock Market and Other Information

   The Company's common stock has been traded on the Nasdaq National Market under the symbol "OSIS"

   The following table sets forth the high and low sale prices of a share of the Company's Common Stock as reported by the Nasdaq National Market on a quarterly basis for the Company's fiscal year ended June 30, 2000.

                                                                    High   Low
                                                                   ------ -----
   1999:
   Quarter ended September 30, 1998............................... $11.63 $7.13
   Quarter ended December 31, 1998................................ $ 8.75 $4.75
   Quarter ended March 31, 1999................................... $12.13 $4.75
   Quarter ended June 30, 1999.................................... $ 6.13 $4.50

   2000:
   Quarter ended September 30, 1999............................... $ 5.75 $3.44
   Quarter ended December 31, 1999................................ $ 5.63 $3.00
   Quarter ended March 31, 2000................................... $28.44 $4.75
   Quarter ended June 30, 2000.................................... $14.25 $5.25

   As of September 20, 2000, there were approximately 99 holders of record of the Company's Common Stock. This number does not include beneficial owners holding shares through a nominee or in "street" name.

Dividend Policy

   The Company has not paid any cash dividends since the consummation of its initial public offering in 1997 and anticipates that it will retain any available funds for use in the operation of its business, and does not currently intend to pay any cash dividends in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors. The payment of cash dividends by the Company is restricted by certain of the Company's current bank credit facilities, and future borrowing may contain similar restrictions.

Transfer Agent and Registrar

   U.S. Stock Transfer Corp. of Glendale, California, serves as transfer agent and registrar of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth selected consolidated financial data of the Company as of and for each of the five fiscal years ended June 30, 2000 and is derived from the Consolidated Financial Statements of the Company. The consolidated financial statements as of June 30, 1999 and June 30, 2000, and for each of the years in the three-year period ended June 30, 2000, and the auditor's report thereon, are included elsewhere herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

                                         Year Ended June 30,
                          ---------------------------------------------------
                            1996      1997      1998       1999       2000
                          --------- --------- ---------  ---------  ---------
                           (In thousands, except share and per share data)
Consolidated Statements
 of Operations
Data:
  Revenues............... $  61,518 $  77,628 $  93,918  $ 101,763  $ 110,938
  Cost of goods sold.....    45,486    56,174    66,952     72,633     80,598
                          --------- --------- ---------  ---------  ---------
  Gross profit...........    16,032    21,454    26,966     29,130     30,340
  Operating expenses:
    Selling, general and
     administrative......     9,757    11,265    12,670     17,728     19,828
    Research and
     development.........     1,663     2,504     3,790      5,711      7,712
    Stock option
     compensation(1).....       --        856       --         --         --
    Goodwill
     Amortization........       --         39       106        595        529
    Asset impairment
     charge(2)...........       --        --        --       3,985        --
    In process research
     and development(3)..       --        --        --       2,579        --
    Restructuring
     costs(4)............       --        --        --         458      1,898
                          --------- --------- ---------  ---------  ---------
      Total operating
       expenses..........    11,420    14,664    16,566     31,056     29,967
                          --------- --------- ---------  ---------  ---------
Income (loss) from
 operations..............     4,612     6,790    10,400     (1,926)       373
Gain on Marketable
 Securities..............        --        --        --         --        309
Other Income.............        --        --        --         --        126
Interest expense
 (income)................     1,359     1,197      (600)      (102)       721
                          --------- --------- ---------  ---------  ---------
Income (loss) before
 income taxes and
 minority Interest            3,253     5,593    11,000     (1,824)        87
Provision (benefit) for
 income taxes............     1,111     1,416     2,752     (2,565)      (151)
                          --------- --------- ---------  ---------  ---------
Income before minority
 interest................     2,142     4,177     8,248        741        238
Minority interest........       117       --        --         --         389
                          --------- --------- ---------  ---------  ---------
Net income............... $   2,259 $   4,177 $   8,248  $     741  $     627
                          ========= ========= =========  =========  =========
Net income available to
 common shareholders(5)   $   2,308 $   4,269 $   8,248  $     741  $     627
                          ========= ========= =========  =========  =========
Net income per
 share(5)(6)              $    0.38 $    0.68 $    0.92  $    0.08  $    0.07
                          ========= ========= =========  =========  =========
Weighted average shares
 outstanding(6).......... 6,134,669 6,263,963 8,955,919  9,828,971  9,409,407
Consolidated Balance
 Sheet Data:
Cash and cash
 equivalents............. $     581 $     553 $  22,447  $   7,241  $  10,892
Working capital..........     6,044    10,800    52,417     41,468     45,899
Total assets.............    35,309    47,333    86,822     93,371    103,023
Total debt...............    15,462    13,180     1,243      9,087     16,418
Total shareholders'
 equity.................. $   7,194 $  16,809 $  65,915  $  65,782  $  64,207

--------
(1) Represents a charge resulting from the acceleration of the vesting periods of outstanding stock options having exercise prices below the fair market value on the date of grant. The charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $856,000, $514,000 and $514,000, respectively.
(2) Represents a charge resulting from the closure of the operations of Osteometer in Denmark. The charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $3,985,000, $1,256,000 and $1,256,000 respectively.
(3) Represents a charge resulting from acquired in process research and development of Osteometer, Metorex Security and SMI. The charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $2,579,000, $2,579,000 and $2,579,000, respectively.
(4) Represents a charge resulting from consolidating and restructuring certain subsidiaries. For the year ended June 30, 1999, the charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $458,000, $391,000 and $391,000, respectively. For the year ended June 30, 2000, the charge had the effect of decreasing by $1,898,000 each of income from operations, net income and income available to common shareholders.
(5) Gives effect to the conversion of certain subordinated debt into preferred stock and Common Stock in October and November 1996, and the issuance of Common Stock for the purchase of the remaining minority interests in certain subsidiaries in October and December 1996 as if such transactions occurred on July 1, 1995. Adjustments in each of the five years ended June 30, 2000 consist of: (i) the elimination of interest expense related to converted subordinated debt of $166,000, $92,000, $0, $0, and $0 net of income taxes, respectively; and (ii) the elimination of the minority interest in the net loss of subsidiaries of $117,000, $0, $0, $0 and $0, respectively.
(6) Assumes the conversion of 2,568,750 shares of preferred stock into 3,853,125 shares of Common Stock as of July 1, 1995. The preferred stock had a liquidation preference of $1.00 per share, and was otherwise entitled to the same voting, dividend and all other rights as the Common Stock.

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

Overview

   The Company is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic and silicon pressure-sensor micro-structure technology. The Company designs and manufactures optoelectronic and silicon pressure-sensor devices and value-added subsystems for OEMs for use in a broad range of applications, including security, medical diagnostics, telecommunications, gaming, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan," "Secure" and "Metor" brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. The Company has also, through the acquisition of Osteometer, expanded into the manufacture and sale of bone densitometers, which are used to provide bone loss measurements in the diagnosis of osteoporosis. In fiscal 2000, revenues from the sale of optoelectronic and silicon pressure-sensor devices and subsystems and medical imaging systems amounted to $63.8 million, or approximately 57.5% of the Company's revenues, while revenues from sales of security and inspection products amounted to $47.1 million, or approximately 42.5% of the Company's revenues.

   The Company was organized in May 1987. The Company's initial products were optoelectronic devices and subsystems sold to customers for use in the manufacture of x-ray scanners for carry-on airline baggage. In December 1987, the Company formed Opto Sensors (Singapore) Pte Ltd. ("OSI Singapore") to manufacture optoelectronic devices and subsystems. In April 1990, the Company acquired UDT Senors' subsystem business. In February 1993, the Company acquired the security and inspection operations of Rapiscan U.K. and, through Rapiscan U.S.A., commenced its operations as a provider of security and inspection products in the United States. In April 1993, the Company acquired Ferson Optics, a U.S. manufacturer of passive optic components. In July 1994, the Company established OSI Malaysia to manufacture optoelectronic subsystems as well as security and inspection products. In March 1997, the Company acquired AME for the purpose of broadening its optoelectronic subsystem business in Europe. The Company currently owns all of the outstanding shares of each of these companies. In January 1998, the Company acquired the "Secure" product line from ThermoSpectra for the purpose of expanding into the area of inspection of people. In fiscal 1999, the Company acquired Osteometer for the purpose of expanding further into the field of optoelectronic medical devices used for medical diagnostic purposes. Due to the global decline in the bone densitometer market, during the quarter ended March 31, 2000, the Company closed Osteometer's manufacturing facilities in Denmark and relocated the facilities to the United States. The osteoporosis device industry is currently weak and is expected to remain so for at least the near-term.

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

   In August 1998, the Company invested $315,000, including professional fees associated with the acquisition, in Square One for an equity share of approximately 16%, and in August 2000, the Company acquired substantially all of its assets and returned the stock it had previously held in Square One. The business so acquired develops and manufactures infrared-based patient monitoring medical subsystems.

   During fiscal 1999, the Company invested $1.0 million including professional fees associated with the acquisition, in OSI Medical for an equity share of approximately 40%. OSI Medical develops new generation pulse oximeter instruments and probes for use in the medical field. Pursuant to an agreement entered into as of October 4, 1999 (the "OSI Medical Agreement") the Company acquired an additional equity interest, representing approximately 16% of the stock ownership of OSI Medical for $1.2 million, including professional fees associated with the acquisition. With this additional equity investment, the Company increased its equity share in OSI Medical to approximately 56%. On April 12, 2000, also pursuant to the OSI Medical Agreement and in connection with certain amounts loaned or to be loaned by the Company to OSI Medical thereunder, the Company also acquired five-year warrants (subject to earlier termination upon the occurrence of certain events) to acquire up to 1,110,000 additional OSI Medical shares at a purchase price of $1.35 per share. The warrants are first exercisable commencing on April 12, 2001, and, if fully exercised, would result in the Company's share in OSI Medical being increased to over 60%, based upon the number of shares presently outstanding. Also, pursuant to the OSI Medical Agreement, under certain circumstances the Company has an option, which expires in December 31, 2002, to acquire all of OSI Medical.

   To broaden its product base, in fiscal 1999, the Company acquired SMI. The designs and processes of SMI allow leveraging of the Company's silicon wafer fabrication technologies to initially serve pressure sensor markets and extend into the future to a variety of products based on mechanical structures in silicon.

   Also, in fiscal 1999, the Company purchased Metorex Security. The acquisition of Metorex Security brought a complete security metal detection product line to the Company. Metor brand security archway metal detectors are among the most widely recognized such products in the world. These metal detectors complement the x-ray screening systems supplied by Rapiscan.

   The Company engages in significant international operations. The Company currently manufactures its optoelectronic and silicon pressure-sensor devices and subsystems, and medical imaging systems, at its facilities in Hawthorne and Fremont, California, Ocean Springs, Mississippi; Johor Bahru, Malaysia; and Horten, Norway. Its security and inspection products are manufactured at its facilities in Crawley, England; Hawthorne, California; Johor Bahru, Malaysia; and Espoo, Finland. As of June 30, 2000, the Company marketed its products worldwide through approximately 65 sales and marketing employees located in seven countries, and through approximately 180 independent sales representatives. Revenues from shipments made outside of the United States accounted for 49.4%, 48.5% and 55.8% of revenues for the fiscal years 1998, 1999 and 2000, respectively. Information regarding the Company's operating income or loss and identifiable assets attributable to each of the Company's geographic areas is set forth in Note 15 in the Company's Consolidated Financial Statements.

   The effective income tax rate of the Company has varied because of a mix of income from U.S. and foreign operations and utilization of previously unrealized net operating losses, and will continue to vary in the future. The Company is not able to estimate its effective tax rate during the next fiscal year.

   Certain competitive and industry trends include the following. Rapiscan U.S.A. and its competitors in the security and inspection business have been experiencing weakness in the domestic market. However, in April 2000, the Company was awarded a contract by the Federal Aviation Administration ("FAA") to provide x-ray screening systems at selected airports throughout the United States. The initial purchase under the contract is for 100 carry-on baggage x-ray screening systems. Under the contract, the FAA has the right to purchase up to 800 systems, for which the purchase price would be approximately $40 million.

   The Company's subsystems optics business is conducted by Ferson Optics, which manufactures passive components used in other products and systems manufactured by outside parties and the Company and to outside parties. Because of competitive market forces, primarily in Asia with significantly lower costs of labor, sales of Ferson Optic's products to outside parties show little opportunity of growth in the foreseeable future. The Company is actively monitoring this situation and will consider implementing additional cost-saving and cost-cutting measures, including use of subcontractors and consolidation of manufacturing operations, in the future. Ferson Optics is a small portion of the Company's business.

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

                                                        Year Ended June
                                                              30,
                                                       ---------------------
                                                       1998    1999    2000
                                                       -----   -----   -----
Revenues.............................................. 100.0 % 100.0 % 100.0 %
Cost of goods sold....................................  71.3    71.4    72.7
                                                       -----   -----   -----
Gross profit..........................................  28.7    28.6    27.3
Operating expenses:
  Selling, general and administrative.................  13.5    17.4    17.9
  Research and development............................   4.0     5.6     6.9
  Good will amortization..............................   0.1     0.6     0.5
  Asset impairment charge.............................   --      3.9     --
  In process research and development.................   --      2.5     --
  Restructuring Costs.................................   --      0.5     1.7
                                                       -----   -----   -----
    Total operating expenses..........................  17.6    30.5    27.0
                                                       -----   -----   -----
Income (loss) from operations.........................  11.1    (1.9)    0.3
Gain on sale of marketable securities.................   --      --      0.3
Other income..........................................   --      --      0.1
Interest (income) expense.............................  (0.6)   (0.1)    0.6
                                                       -----   -----   -----
Income (loss) before income taxes and minority
 interest.............................................  11.7    (1.8)    0.1
Provision (benefit) for income taxes..................   2.9    (2.5)   (0.1)
                                                       -----   -----   -----
Net Income before minority interest...................   8.8     0.7     0.2
Minority interest.....................................   --      --      0.4
                                                       -----   -----   -----
Net Income............................................   8.8     0.7     0.6

Comparison of Fiscal Year Ended June 30, 2000 to Fiscal Year Ended June 30,
1999

   Revenues. Revenues consist of sales of optoelectronic and silicon pressure sensor devices, subsystems and medical imaging systems as well as security and inspection products. Revenues are recorded net of intercompany eliminations. Revenues for the fiscal year ended June 30, 2000, increased by $9.2 million or 9.0% to $110.9 million from $101.8 million for the fiscal year ended June 30, 1999. Revenues for the sale of optoelectronics and silicon pressure sensor devices, subsystems and medical imaging systems, net of intercompany eliminations, increased by $8.3 million, or 15.0% to $63.8 million from $55.5 million for fiscal 1999. The increase was primarily due to increased sales of silicon pressure sensors through the recent acquisition of SMI and sales through the introduction of new product for the data/video projection market and was partially offset by a decrease in sales to the oil exploration industry. Revenues from the sale of security and inspection products increased $853,000, or 1.8% to $47.1 million from $46.3 million for fiscal 1999. The increase was primarily due to increased sales of people scanners and sales of walk-through metal detection systems through the recent acqusition of Metorex Security. Also for the year ended June 30, 1999, the Company had large shipments of cargo scanning machines, which were not repeated in fiscal 2000.

   Gross Profit. Cost of goods sold consist of material, labor and manufacturing overhead. Gross profit increased by $1.2 million or 4.1% to $30.3 million from $29.1 million for fiscal 1999. As a percent of revenues, gross profit decreased to 27.3% in fiscal 2000 from 28.6% in fiscal 1999. The increase in gross profit was due to an increase in revenues and a decrease in gross profit as a percentage of revenues was due to a change in product mix and introduction of a new product line for the sale of data/video projectors, which has a lower gross margin.

   Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees and marketing expenses. For the year ended June 30, 2000, such expenses increased by $2.1 million or 11.8% to $19.8 million from $17.7 million in fiscal 1999. As a percentage of revenues, selling, general and administrative expenses increased to 17.9% in fiscal 2000 from 17.4% in fiscal 1999. The increase in expenses was due primarily to the inclusion of entire years selling, general and administrative expenses of recent acquisitions, increased administrative expenses, increased marketing expenses for the sales of medical products and was offset in part by proceeds from the settlement of certain litigation. Also for the fiscal 1999, the Company had exchange rate losses of $743,000, compared to $156,000 in fiscal 2000.

   Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the year ended June 30, 2000, such expenses increased by $2.0 million, or 35.0%, to $7.7 million from $5.7 million in fiscal 1999. As a percentage of revenues, research and development expenses increased to 6.9% in fiscal 2000 from 5.6% in fiscal 1999. The increase in expenses was primarily due to the increase in personnel cost resulting from the Company's recently acquired subsidiaries, continued enhancement of Rapiscan x-ray systems, and introduction of new products.

   Goodwill Amortization. Amortization of goodwill decreased to $529,000 in fiscal 2000 from $595,000 in fiscal 1999. The decrease in amortization of goodwill was the net result of a one time write-off of goodwill due to the closure of the Company's Denmark facility and partially offset by the inclusion of goodwill associated with the acquisition of OSI Medical and additional payment associated with the acquisition of Metorex Security.

   Restructuring Costs. In August 1999, the Company decided to close the operation of Osteometer Denmark, and relocate certain of these operation to the Company's U.S. facilities. For the year ended June 30, 2000, the Company recorded restructuring costs of $1.9 million related to the closure of the Osteometer facility in Denmark. These costs were associated primarily with the termination of certain employees, commitments and other facility closure costs. The Company has completed the closure of Osteometer facility in Denmark. Of that amount, $1.8 million was paid in the year ended June 30, 2000 and $52,000 was included in other accrued expenses and current liabilities as of June 30, 2000. Based on the current estimates, the Company anticipates that the current restructuring accruals are sufficient.

   Income (loss) from operations. For the year ended June 30, 2000, income from operations was $373,000 compared to a loss of $1.9 million in fiscal 1999. Excluding the non-recurring restructuring costs of $1.9 million in the year ended June 30, 2000 and $458,000 for the year ended June 30, 1999 and a non-recurring in process research and development charge of $2.6 million and an asset impairment charge of $4.0 million in the year ended June 30, 1999, income from operations decreased to $2.3 million for the year ended June 30, 2000 compared to $5.1 million in fiscal 1999. Income from operations decreased primarily due to increased selling, general and administrative expenses, increased research and development expenses.

   Interest expense (income). For the year ended June 30, 2000, the Company had a net interest expense of $721,000 compared to net interest income of $102,000 for fiscal 1999. The net interest expense was due to increased borrowing on the Company's lines of credit and a reduction in short term investments used for working capital and acquisitions.

   Gain on Sale of Marketable Securities. Gain on marketable securities for the year ended June 30, 2000, consisted of realized gain on the sale of marketable securities available for sale.

   Other Income. Other income for the year ended June 30, 2000, consisted of a debt settled for less than its recorded amount.

   Provision (benefit) for income taxes. For the year ended June 30, 2000, the Company had an income tax benefit of $151,000 compared to $2.6 million for fiscal 1999. Excluding, the non-recurring restructuring costs for the year ended June 30, 2000 and non-recurring in process research and development charge and restructuring costs for the year ended June 30, 1999, benefit for income taxes for the year ended June 30, 2000, was $151,000, compared to provision for income taxes of $231,000 for fiscal 1999. The reduction in the Company's effective tax rate was primarily due to a mix in income from U.S. and foreign operations and utilization of previously unrealized net operating losses.

   Net Income. For the reasons outlined above, the net income for the year ended June 30, 2000 was $627,000 compared to $741,000 for the year ended June 30, 1999. Excluding non-recurring restructuring costs for the year ended June 30, 2000 and non-recurring in process research and development charge, asset impairment charge, and restructuring costs for the year ended June 30, 1999, net income for fiscal 2000 decreased by 49.1% to $2.5 million compared to $5.0 million for fiscal 1999.

Comparison of Fiscal Year Ended June 30, 1999 to Fiscal Year Ended June 30,
1998

   Revenues. Revenues consist of sales of optoelectronic and silicon pressure sensor devices, subsystems and medical imaging systems as well as security and inspection products. Revenues are recorded net of inter-company eliminations. Revenues for the fiscal year ended June 30, 1999, increased by $7.8 million or 8.4% to $101.8 million from $93.9 million for the fiscal year ended June 30, 1998. Revenues for the sale of optoelectronics and silicon pressure sensor devices, subsystems and medical imaging systems, net of intercompany eliminations, increased by $5.4 million, or 10.7% to $55.5 million from $50.1 million for fiscal 1998. The increase was primarily due to an increase in sales to the oil exploration industry and sales of medical imaging systems and silicon pressure sensors through the acquisitions of Osteometer and SMI, respectively. Due to the worldwide decline in the oil exploration business, the Company expects declines in shipments to the oil exploration industry in the foreseeable future. Revenues from the sale of security and inspection products increased $2.5 million, or 5.7% to $46.3 million from $43.8 million for fiscal 1998. The increase in revenues from the sale of security and inspection products was primarily due to an increase in walk through metal detection systems through the acquisition of Metorex Security, which was offset in part by decrease in revenues due to weakness in the security and inspection products market.

   Gross Profit. Cost of goods sold consist of material, labor and manufacturing overhead. Gross profit increased by $2.2 million, or 8.0%, to $29.1 million from $27.0 million for fiscal 1998. As a percent of revenues, gross profit decreased to 28.6% in fiscal 1999 from 28.7% in fiscal 1998. The increase in gross profit was due to increased sales, change in product mix and increased efficiencies in manufacturing.

   Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees and marketing expenses. For the year ended June 30, 1999, such expenses increased by $5.0 million, or 39.9%, to $17.7 million from $12.7 million in fiscal 1998. As a percentage of revenues, selling, general and administrative expenses increased to 17.4% in fiscal 1999 from 13.5% in fiscal 1998. The increase in expenses was due primarily to the inclusion of selling, general and administrative expenses of recent acquisitions in the Company's consolidated financial statements, exchange rate fluctuation losses due to currency translation relating to the relatively strong U.S. dollar compared to European currencies and an increase in marketing expenses to penetrate new markets for the Company's existing products and was offset in part by the proceeds from the settlement of certain material litigation. For the year ended June 30, 1999, $4.5 million of selling, general and administrative expenses of recent acquisitions were included in the Company's consolidated financial statements. The exchange rate losses for fiscal 1999 were $743,000 compared to $39,000 for fiscal 1998.

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

   Asset Impairment Charge. The asset impairment charge relates to the closure of the operations of Osteometer in Denmark. For the year ended June 30, 1999, the asset impairment charge was $4.0 million, which includes the write off of $3.7 million of goodwill and $250,000 of other assets. Some of these operations may be relocated to the United States over the next several months. The Company expects to incur additional expenses in connection with the discontinuation of those operations and their relocation to the United States, which will be recorded in the future periods.

   In Process Research and Development. The Company used a total of $15.3 million for the acquisitions of Osteometer, Metorex Security and SMI, including professional fees associated with these acquisitions. Out of the total of $15.3 million, the company incurred an aggregate of $2.6 million in in-process research and development charges in fiscal 1999, related to these acquisitions. In September 1998, the Company acquired the assets, including the developmental technology, and assumed the liabilities of Osteometer. The Company paid $7.9 million in cash, including professional fees associated with the acquisition. In November 1998, the Company acquired the assets, including developmental technology, of Metorex Security. The Company paid $4.7 million in cash, including professional fees associated with the acquisition, and in July 1999, the Company paid $4.4 million Finnish markka (approximately $739,000), in lieu of contingent payments up to $1.5 million, based on future sales. Also in November 1998, the Company acquired the assets, including the developmental technology, of SMI. The Company paid $2.7 million in cash, including professional fees associated with the acquisition.

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

   Income (loss) from operations. For the year ended June 30, 1999, loss from operations was $1.9 million compared to income of $10.4 million in fiscal 1998. Excluding, the non-recurring asset impairment charge, in process research and development and restructuring costs of $7.0 million, income from operations for the year ended June 30, 1999 decreased by $5.3 million or 50.9%, to $5.1 million from $10.4 million in fiscal 1998. Income from operations decreased due to increased selling, general and administrative expenses, increased research and development expenses and increased goodwill amortization and was partially offset by increased gross profit.

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

Liquidity and Capital Resources

   The Company has financed its operations primarily through cash provided by operations, through various term loans, discounting facilities, and credit lines extended to its different subsidiaries worldwide and from its public offering. As of June 30, 2000, the Company's principal source of liquidity consisted of $10.9 million in cash and several credit agreements described below.

   The Company's operations used net cash of $902,000 during fiscal 2000, compare to net cash provided of $80,000 in fiscal 1999. The amount of net cash used by operations reflects increases in accounts receivable and inventory and reductions in advances from customers, accrued warranty and other accrued expenses and current liabilities. Net cash used in operations was offset in part by an increase in accounts payable, income taxes payable, and reduction in income taxes receivable. The increase in accounts receivable is mainly due to the increased sales, timing of shipments and increase in inventory is due to increase in shipments and product mix.

   Net cash used in investing activities was $1.3 million and $23.4 million for fiscal 2000 and 1999, respectively. In fiscal 2000, net cash used in investing activities reflects primarily cash used in business acquisitions and the purchase of property and equipment and was offset in part by the sale of marketable securities. In fiscal 1999, the net cash used in investing activities reflects primarily cash used in business acquisitions, cash used in equity investments, the purchase of property and equipment, and purchase of marketable securities.

   Net cash provided by financing activities was $5.7 million and $7.5 million for fiscal 2000 and 1999, respectively. In fiscal 2000, net cash provided by financing activities resulted primarily from borrowings under the Company's term loan was offset in part by the purchase of treasury stock and repayment of working capital lines of credit.

   In October 1999, the Company borrowed $3.0 million from its term loan facility with Sanwa Bank. The term loan amortizes over seven years and is payable monthly over five years. The balance is due in one balloon payment after five years. In November 1999, the Company converted $8.5 million of borrowings from its acquisition line of credit to a term loan, for a period of 48 months. In fiscal 1999, net cash provided by financing activities resulted primarily from the Company's working capital lines of credit and was partially offset by payment of long term debt and purchase of treasury stock.

   In March 1999, the Company announced a stock repurchase program of up to 2,000,000 shares of its common stock. Through September 27, 2000, the Company repurchased 490,500 shares at an average price $4.60 per share. The stock repurchase program did not have a material effect on the Company's liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

   The Company anticipates that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future.

   In January 1997, the Company and its U.S. subsidiaries entered into a credit agreement with Sanwa Bank California. The agreement, as amended and restated in September 1999, provides for a $10.0 million line of credit, which includes revolving line, letter of credit, acceptance and foreign exchange facilities. In addition, the Company has a $3.0 million equipment line of credit for capital purchases, a $3.0 million term loan and a $15.0 million line of credit for acquisitions with certain restrictions. Advances under the lines of credit bear interest at a rate equal to a variable bank reference rate (9.5% at June 30, 2000) or, at the Company's option, at a fixed rate as quoted by the bank upon request for specific advances. As of June 30, 2000 there was $5.4 million outstanding under the line of credit, $7.4 million was outstanding under the acquisition line of credit, $2.8 million outstanding under the term loan and no amount was outstanding under the equipment line of credit. As of June 30, 2000, $630,000 was outstanding under letters of credit. The lines expire in November 2000. Borrowings under the agreement are secured by liens on substantially all of the assets of the Company's U.S. subsidiaries. The agreement restricts the borrowers from incurring certain additional indebtedness and from making capital expenditures greater than $5.0 million on a consolidated basis (excluding assets acquired through acquisition) in any fiscal year, except for the purchase of real property to be occupied by the borrowers. In addition, the credit agreement contains certain covenants. Among these, the Company is at all times required to maintain (on a consolidated basis) a tangible net worth of at least $50.0 million; a ratio of debt to tangible net worth of not more than 3.0 to 1; a ratio of cash, cash equivalents and accounts receivable to current liabilities of not less than 0.8 to 1; and a debt coverage ratio of 2.0 to 1. The Company was in violation of a covenant for the quarter ended June 30, 2000, which was subsequently waived by the bank.

   The Company and three of its U.S. subsidiaries entered into an agreement with Wells Fargo HSBC Trade Bank, N.A. The agreement has been renewed periodically, and in February 2000 it was extended until May 31, 2001. As currently in effect, the agreement provides for letters of credit for a specific customer up to $250,000. As of June 30, 2000, there was outstanding approximately $250,000 for standby letters of credit. Borrowings under the agreement are secured by liens on certain of the Company's assets. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain financial ratios, limitations on outside indebtedness, profitability, payments of dividends and capital expenditures.

   Rapiscan U.K. has a loan agreement with Midland Bank plc, which provides for an overdraft facility up to a maximum amount of 2.0 million Pounds Sterling (approximately $3.0 million at June 30, 2000) outstanding at any one time, which amounts are secured by certain assets of Rapiscan U.K. At June 30, 2000, no amounts were outstanding under the overdraft facility. Outstanding borrowings bear interest at a base rate (6% at June 30, 2000) plus 1.5% per annum. The agreement also provides for a 1.0 million Pounds Sterling (approximately $1.5 million at June 30, 2000) facility for tender and performance bonds and a 1.0 million Pounds Sterling (approximately $1.5 million at June 30, 2000) facility for the purchase of forward exchange contracts. These facilities are secured by certain assets of Rapiscan U.K. and the Company has guaranteed Rapiscan U.K.'s obligations under the performance bond facility. As of June 30, 2000, $785,000 was outstanding under the performance bond facility and Rapiscan U.K. had purchased forward exchange contracts in the amount of $1,000. The above facilities expire in January 2001 and the Company believes that they will be renewed on the same or similar terms.

   OSI Singapore has a loan agreement with Indian Bank (Singapore), which provides for an accounts receivable discounting facility for borrowing of up to 2.9 million Singapore dollars (approximately $1.7 million at June 30,
2000). Borrowings under the line of credit bear interest at the bank's prime rate (9.5% at June 30, 2000) plus 2.25%. The line of credit is terminable at any time. As of June 30, 2000 there were no amounts outstanding under the line of credit. Borrowings under the line of credit are collateralized by certain assets of

OSI Singapore and are guaranteed by certain officers of the Company. Borrowings secured by intercompany receivables are guaranteed by the Company.

   AME has a loan agreement with Christiania Bank OG Kreditkasse which provides for a revolving line of credit for borrowings of up to 10.0 million Norwegian kroner (approximately $1.2 million at June 30, 2000). As of June 30, 2000, no amounts were outstanding under this line of credit. Borrowings under the line of credit bear interest at a variable rate, which was 8.0% at June 30, 2000.

   OSI Malaysia has a loan agreement with the Hong Kong Bank Malaysia Berhad, which provides for a bank guarantee line of credit for 2.5 million Malaysia ringgits (approximately $658,000 at June 30, 2000) for performance bonds and a
1.0 million Malaysian ringgits overdraft facility (approximately $263,000 at June 30, 2000). Borrowings under the overdraft facility bear interest at the bank's base lending rate (6.8% at June 30, 2000) plus 1.75%. At June 30, 2000, the amount outstanding under the performance bond facility was $310,000 and there were no amounts outstanding under the overdraft facility. Borrowings under this agreement are secured by certain assets of OSI Malaysia. These lines expire in October 2000 and the Company believes that they will be renewed on the same or similar terms.

   OSI Malaysia has a loan agreement with Bank Utama, which provides for a revolving line of credit of up to an amount of 1.5 million Malaysian ringgits (approximately $395,000 as of June 30, 2000). Borrowings under the line of credit bear interest at the bank's base lending rate (6.8% at June 30, 2000) plus 2.25%. As of June 30, 2000,1.4 million Malaysian ringgits (approximately $384,000 at June 30, 2000) were outstanding under this line of credit. Borrowings under this agreement are secured by certain assets of OSI Malaysia and are guaranteed by the Company. The line of credit expired in February 2000 and the Company is operating the line on a month-to-month basis. The Company believes that it will be renewed on the same or similar terms.

   Metorex Security has a loan agreement with a Finnish bank that provides for a foreign currency overdraft facility up to 3.0 million Finnish markka (approximately $483,000 at June 30, 2000). At June 30, 2000, approximately $331,000 was outstanding under the overdraft facility. The agreement also provides for 1.0 million Finnish Marks (approximately $161,000 at June 30,
2000) for tender and performance bonds. At June 30, 2000 approximately $123,000 was outstanding under the tender and performance bonds facility. Borrowings under these facilities bear interest rate at the bank's prime lending rate (4.5% at June 30, 2000) plus 0.75%. The above facilities expire in February 2001, and the Company believes that they will be renewed on the same or similar terms.

   The Company believes that cash from operations, existing cash and lines of credit will be sufficient to meet its cash requirements for the foreseeable future.

New Accounting Pronouncements

   In June 1999, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133). Under the provisions of this Statement, the effective date of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), is deferred to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of adopting SFAS No. 133, and does not expect it to have a material impact on the Company's financial statements or results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB 101 as required in the first quarter of fiscal 2001. The Company is currently evaluating the impact of adopting SAB 101, and does not expect it to have a material impact on the Company's financial statements or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Foreign Currency Translation

   The accounts of the Company's operations in Singapore, Malaysia, England, Finland, Norway and Canada are maintained in Singapore dollars, Malaysian ringgits, Pounds Sterling, Finnish markka, Norwegian kroner and Canadian dollars, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder's equity. Transaction losses of approximately $743,000 and $156,000 were included in income for fiscal 1999 and 2000, respectively.

Importance of International Markets

   International markets provide the Company with significant growth opportunities. However, the following events, among others, could adversely affect the Company's financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, and political instability. For the year ended June 30, 2000, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on the Company's consolidated revenues and results of operations. As a result of changes in monetary policy in Malaysia, including the pegging of the Malaysian ringgit to the U.S. dollar, the Company believes that its foreign currency exposure in Malaysia will not be significant in the foreseeable future. The Company continues to perform ongoing credit evaluations of its customers' financial condition and, if deemed necessary, the Company requires advance payments for sales. The Company is monitoring economic and currency conditions around the world to evaluate whether there may be any significant effect on its international sales in the future. Due to its overseas investments and the necessity of dealing with local currencies in its foreign business transactions, the Company is at risk with respect to foreign currency fluctuations.

Inflation

   The Company does not believe that inflation has had a material impact on its results of operations.

Interest Rate Risks

   All highly liquid investments with a maturity of three months or less are classified as cash equivalent and recorded in the balance sheet at fair value. We do not use derivative instruments to hedge our interest rate risk.

   The carrying amount, principal maturity and estimated value of our investment portfolio and long-term debt exposure as of June 30, 1999 are as follows:

                                    Carrying
                                     Amount           Maturity
                                    --------  --------------------------
                                                                          Fair
                                      1999    2000  2001  2002 2003 2004 Value
                                    --------  ----  ----  ---- ---- ---- ------
Investments
Cash and cash equivalents.......... $ 7,241   --    --    --   --   --   $7,241
Average interest rate..............    4.49%  --    --    --   --   --      --
Long-Term Debt
Secured long term loan.............     409   292   117   --   --   --      409
Average interest rate..............     9.0%  9.0%  9.0%

   The carrying amount, principal maturity and estimated value of our investment portfolio and long-term debt exposure as of June 30, 2000 are as follows:

                          Carrying
                           Amount             Maturity
                          --------  ---------------------------------
                                                                        Fair
                            2000    2001   2002   2003   2004   2005    Value
                          --------  -----  -----  -----  -----  -----  -------
Investments
Cash and cash
 equivalents............. $ 10,892    --     --     --     --     --   $10,892
Average interest rate....     5.51%   --     --     --     --     --       --
Long-Term Debt
Secured long term loan...   10,339  2,641  2,609  2,554  1,499  1,036   10,339
Average interest rate....     8.75%  9.50%  9.50%  9.50%  9.50%  9.50%

Market Risk

   The Company is exposed to certain market risks which are inherent in the Company's financial instruments and arise from transactions entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce market risk in connection with specific foreign currency- denominated transactions. The Company does not enter into derivative financial instrument transactions for speculative purposes.

   The Company is subject to interest rate risk on its short-term borrowings under its bank lines of credit. Borrowings under these lines of credit do not give rise to significant interest rate risk because these borrowings have short maturities and are borrowed at variable interest rates. Historically, the Company has not experienced material gains or losses due to interest rate changes.

   The Company from time to time enters into foreign currency forward contracts to hedge certain foreign currency transactions and commitments. These contracts were not significant at June 30, 2000 and had a fair value of approximately $508,000, which closely approximates their carrying value at June 30, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Financial Statements of the Company are submitted as a separate section of this Annual Report on Form 10-K on pages F-1 through F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 16, 2000.

ITEM 11. EXECUTIVE COMPENSATION

   The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 16, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 16, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 16, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of Report

     (1) FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Report of Independent Accountants                                         F-1
Consolidated Balance Sheets at June 30, 1999 and 2000                     F-2
Consolidated Statements of Operations for the years ended June 30, 1998,
 1999 and 2000                                                            F-3
Consolidated Statements of Shareholders' Equity for the years ended June
 30, 1998, 1999 and 2000                                                  F-4
Consolidated Statements of Cash Flows for the years ended June 30, 1998,
 1999 and 2000                                                            F-5
Notes to Consolidated Financial Statements                                F-7

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

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          OSI SYSTEMS, INC.
                                          (Registrant)

Date: September 27, 2000                             /s/ Ajay Mehra
                                          By: _________________________________
                                                        Ajay Mehra
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Deepak Chopra              Chairman of the Board,     September 27, 2000
______________________________________  President and Chief
            Deepak Chopra               Executive Officer
                                        (Principal Executive
                                        Officer)

          /s/ Ajay Mehra               Vice President, Chief      September 27, 2000
______________________________________  Financial Officer
              Ajay Mehra                (Principal Financial and
                                        Accounting Officer),
                                        Secretary and Director

        /s/ Steven C. Good             Director                   September 27, 2000
______________________________________
            Steven C. Good

         /s/ Meyer Luskin              Director                   September 27, 2000
______________________________________
             Meyer Luskin

        /s/ Madan G. Syal              Director                   September 27, 2000
______________________________________
            Madan G. Syal

                         INDEPENDENT AUDITORS' REPORT

OSI Systems, Inc.:

   We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and its subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial schedules listed at Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Los Angeles, California
September 25, 2000

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1999 AND 2000
                  (Dollars in Thousands, Except Share Amounts)

                                                              1999      2000
                                                             -------  --------
                      ASSETS (Note 4)
                      ---------------

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)........................ $ 7,241  $ 10,892
  Investment securities available for sale (Note 1).........   1,708
  Accounts receivable, net of allowance for doubtful
   accounts of $860 and $855 at June 30, 1999 and 2000,
   respectively (Note 1)....................................  29,330    29,890
  Other receivables (Note 2)................................   1,862     2,184
  Inventory (Note 1)........................................  24,481    30,920
  Prepaid expenses..........................................   1,018       821
  Deferred income taxes (Notes 1 and 6).....................   1,108     1,807
  Income taxes receivable (Notes 1 and 6)...................   1,853       193
                                                             -------  --------
    Total current assets....................................  68,601    76,707
                                                             -------  --------
PROPERTY AND EQUIPMENT, Net (Notes 1 and 4).................  14,486    14,248
INTANGIBLE AND OTHER ASSETS, Net (Notes 1, 2, and 3)........   8,581     9,052
DEFERRED INCOME TAXES (Notes 1 and 6).......................   1,703     3,016
                                                             -------  --------
    TOTAL................................................... $93,371  $103,023
                                                             =======  ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
  Bank lines of credit (Note 4)............................. $ 8,678  $  6,079
  Current portion of long-term debt (Notes 1, 4, and 5).....     292     2,641
  Accounts payable (Note 1).................................   9,145    12,728
  Accrued payroll and related expenses......................   2,399     2,270
  Income taxes payable (Notes 1 and 6)......................     717     1,586
  Advances from customers...................................     996       558
  Accrued warranties........................................   1,984     1,805
  Other accrued expenses and current liabilities............   2,922     3,141
                                                             -------  --------
    Total current liabilities...............................  27,133    30,808
                                                             -------  --------
LONG-TERM DEBT (Notes 1, 4, and 5)..........................     117     7,698
DEFERRED INCOME TAXES (Notes 1 and 6).......................     339       164
MINORITY INTEREST (Note 3)..................................               146
                                                             -------  --------
    Total liabilities.......................................  27,589    38,816
                                                             -------  --------
COMMITMENTS AND CONTINGENCIES (Notes 7)
SHAREHOLDERS' EQUITY (Notes 8, 9, and 10):
  Preferred stock, no par value; authorized, 10,000,000
   shares; no shares issued or outstanding at June 30, 1999
   and 2000
  Common stock, no par value; authorized, 40,000,000 shares;
   issued and outstanding, 9,647,415 and 9,349,750 shares at
   June 30, 1999 and 2000, respectively (Note 10)...........  48,792    47,357
  Retained earnings.........................................  18,160    18,787
  Accumulated other comprehensive income (Note 1)...........  (1,170)   (1,937)
                                                             -------  --------
    Total shareholders' equity..............................  65,782    64,207
                                                             =======  ========
    TOTAL................................................... $93,371  $103,023
                                                             =======  ========

          See accompanying notes to consolidated financial statements.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   YEARS ENDED JUNE 30, 1998, 1999, AND 2000
           (Dollars in Thousands, Except Share and Per Share Amounts)

                                                    1998      1999      2000
                                                   -------  --------  --------
REVENUES (Note 1)................................  $93,918  $101,763  $110,938
COST OF GOODS SOLD...............................   66,952    72,633    80,598
                                                   -------  --------  --------
GROSS PROFIT.....................................   26,966    29,130    30,340
                                                   -------  --------  --------
OPERATING EXPENSES:
  Selling, general, and administrative expenses
   (Notes 11 and 12).............................   12,670    17,728    19,828
  Research and development (Note 1)..............    3,790     5,711     7,712
  Goodwill amortization (Note 1).................      106       595       529
  Asset impairment charge (Note 3)...............              3,985
  In-process research and development (Note 3)...              2,579
  Restructuring costs (Notes 1 and 3)............                458     1,898
                                                   -------  --------  --------
    Total operating expenses.....................   16,566    31,056    29,967
                                                   -------  --------  --------
INCOME (LOSS) FROM OPERATIONS....................   10,400    (1,926)      373
GAIN ON SALE OF MARKETABLE SECURITIES (Note 1)...                          309
OTHER INCOME (Note 1)............................                          126
INTEREST (INCOME) EXPENSE (Notes 4 and 5)........     (600)     (102)      721
                                                   -------  --------  --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
 AND MINORITY INTEREST...........................   11,000    (1,824)       87
PROVISION (BENEFIT) FOR INCOME TAXES (Notes 1 and
 6)..............................................    2,752    (2,565)     (151)
MINORITY INTEREST IN NET LOSS OF SUBSIDIARY (Note
 3)..............................................                          389
                                                   -------  --------  --------
NET INCOME.......................................  $ 8,248  $    741  $    627
                                                   =======  ========  ========
EARNINGS PER COMMON SHARE (Note 1)...............  $  0.94  $   0.08  $   0.07
                                                   =======  ========  ========
EARNINGS PER COMMON SHARE--Assuming dilution
 (Note 1)........................................  $  0.92  $   0.08  $   0.07
                                                   =======  ========  ========


          See accompanying notes to consolidated financial statements.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   YEARS ENDED JUNE 30, 1998, 1999, AND 2000
                 (Dollars in Thousands, Except Share Amounts)

                             Preferredd         Common                   Accumulated
                          ---------------- ------------------               Other
                          Number of        Number of           Retained Comprehensive Comprehensive
                           Shares   Amount  Shares    Amount   Earnings    Income        Income      Total
                          --------- ------ ---------  -------  -------- ------------- ------------- -------
BALANCE, JUNE 30, 1997..      --    $ --   6,156,528  $ 7,367  $ 9,171     $   271                  $16,809
 Initial public offering
  (Note 10).............                   3,330,000   40,938                                        40,938
 Exercise of stock
  options...............                     205,387      508                                           508
 Tax benefit of stock
  options exercised.....                                  318                                           318
 Comprehensive income:
  Net income............                                         8,248                   $ 8,248      8,248
  Other comprehensive
   income--translation
   adjustment...........                                                      (906)         (906)      (906)
                                                                                         -------
 Comprehensive income...                                                                 $ 7,342
                            -----   -----  ---------  -------  -------     -------       =======    -------
BALANCE, JUNE 30, 1998..                   9,691,915   49,131   17,419        (635)                  65,915
 Exercise of stock
  options...............                      40,500       99                                            99
 Treasury stock
  purchased.............                     (85,000)    (438)                                         (438)
 Comprehensive income:
  Net income............                                           741                   $   741        741
  Other comprehensive
   income--translation
   adjustment...........                                                       (49)          (49)       (49)
  Unrealized loss on
   available for sale
   securities...........                                                      (486)         (486)      (486)
                                                                                         -------
 Comprehensive income...                                                                 $   206
                            -----   -----  ---------  -------  -------     -------       =======    -------
BALANCE, JUNE 30, 1999..                   9,647,415   48,792   18,160      (1,170)                  65,782
 Exercise of stock
  options...............                      97,161      319                                           319
 Tax benefit of stock
  options exercised.....                                   20                                            20
 Shares purchased under
  the employee stock
  purchase program (Note
  9)....................                      10,674       46                                            46
 Treasury stock
  purchased.............                    (405,500)  (1,820)                                       (1,820)
Comprehensive income:
  Net income............                                           627                   $   627        627
  Other comprehensive
   income--translation
   adjustment...........                                                    (1,253)       (1,253)    (1,253)
  Unrealized loss on
   available for sale
   securities...........                                                       486           486        486
                                                                                         -------
 Comprehensive income
  (loss)................                                                                 $  (140)
                            -----   -----  ---------  -------  -------     -------       =======    -------
BALANCE, JUNE 30, 2000..      --    $ --   9,349,750  $47,357  $18,787     $(1,937)                 $64,207
                            =====   =====  =========  =======  =======     =======                  =======

         See accompanying notes to consolidated financial statements.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED JUNE 30, 1998, 1999, AND 2000
                             (Dollars in Thousands)

                                                      1998      1999     2000
                                                     -------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income........................................  $ 8,248  $    741  $   627
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
 Provision for losses on accounts receivable.......      122        86      459
 In-process research and development...............              2,579
 Depreciation and amortization.....................    2,330     3,681    4,039
 Asset impairment charge...........................              3,985
 Gain on sale of marketable securities.............                        (309)
 Deferred income taxes.............................     (314)   (1,384)  (2,187)
 (Gain) loss on sale of property and equipment.....      (13)     (498)      59
 Changes in operating assets and liabilities, net
  of business acquisition:
  Accounts receivable..............................   (9,481)   (3,997)  (1,869)
  Other receivables................................      462      (570)     (82)
  Inventory........................................   (3,995)      533   (7,583)
  Prepaid expenses.................................     (325)     (194)     115
  Accounts payable.................................    1,352       318    3,774
  Accrued payroll and related expenses.............      840      (660)      15
  Income taxes payable.............................      884    (1,775)     889
  Advances from customers..........................     (603)     (928)    (424)
  Income taxes receivable..........................             (1,853)   1,724
  Accrued warranty.................................      989       (26)    (172)
  Other accrued expenses and current liabilities...     (932)       42       23
                                                     -------  --------  -------
   Net cash (used in) provided by operating
    activities.....................................     (436)       80     (902)
                                                     -------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) decrease in investment securities
  available for sale...............................             (2,194)   2,503
 (Increase) decrease in equity investments.........             (1,202)      29
 Proceeds from sale of property and equipment......       46       861      305
 Additions to property and equipment...............   (7,487)   (4,607)  (2,967)
 Cash paid for business acquisition, net of cash
  acquired.........................................     (750)  (16,041)  (1,309)
 Other assets......................................      194      (188)     148
                                                     -------  --------  -------
   Net cash used in investing activities...........   (7,997)  (23,371)  (1,291)
                                                     -------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (repayment of) proceeds from bank lines of
  credit...........................................   (8,797)    8,495   (2,579)
 (Payments) proceeds on long-term debt.............   (2,411)     (669)  10,081
 Increase in minority interest.....................                        (389)
 Proceeds from initial public offering and exercise
  of stock options and warrants....................   41,764        99      385
 Treasury stock....................................               (438)  (1,820)
                                                     -------  --------  -------
   Net cash provided by financing activities.......   30,556     7,487    5,678
                                                     -------  --------  -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH............     (229)      598      166
                                                     -------  --------  -------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS........   21,894   (15,206)   3,651
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.......      553    22,447    7,241
                                                     -------  --------  -------
CASH AND CASH EQUIVALENTS, END OF YEAR.............  $22,447  $  7,241  $10,892
                                                     =======  ========  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--
 Cash paid (received) during the year for:
 Interest..........................................  $   452  $    572  $   688
 Income taxes......................................  $ 1,869  $  2,475  $  (594)

          See accompanying notes to consolidated financial statements.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED JUNE 30, 1998, 1999, AND 2000
                             (Dollars in Thousands)

   In 1998, the Company acquired the "Secure" product line from ThermoSpectra Corporation ("ThermoSpectra").

   In conjunction with the acquisition, assets were acquired as follows:

       Equipment........................................................... $ 80
       Patents.............................................................   20
       Inventory...........................................................  650
                                                                            ----
       Cash paid........................................................... $750
                                                                            ====

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

     In November 1998, the Company acquired all of the capital stock of Silicon Microstructures, Inc. ("SMI")

     In December 1998, the Company acquired most of the assets of Corrigan Canada Ltd. ("Corrigan")

     In January 1999, the Company purchased the product line of Aristo Medical Products, Inc. ("Aristo")

   In conjunction with the acquisitions, assets were acquired and liabilities assumed as follows:

                                               Metorex
                                    Osteometer Security  SMI   Corrigan Aristo
                                    ---------- -------- ------ -------- ------
Fair value of assets acquired......   $3,675    $  914  $  806  $1,117   $250
Goodwill and identified intangible
 assets............................    3,984     3,597   1,470     110     27
In-process research and
 development.......................    1,957       204     418
Liabilities assumed................   (1,731)                     (751)
                                      ------    ------  ------  ------   ----
Cash paid..........................   $7,885    $4,715  $2,694  $  476   $277
                                      ======    ======  ======  ======   ====

   In July 1999, the Company paid an additional $739,000 related to the acquisition of Metorex Security. The payment was made in lieu of contingent payments, based upon future sales.

   In October 1999, the Company increased its holding in OSI Medical, Inc. ("OSI Medical"), formerly TFT Medical, Inc., from 40.3% to 55.6% and changed the method of accounting for the investment from the equity method, to the purchase method of accounting. In conjunction with the change in accounting, and additional investment, the assets acquired and liabilities assumed were as follows:

       Fair value of assets acquired...................................  $  662
       Goodwill........................................................   1,151
       Liabilities assumed.............................................    (110)
       Minority interest...............................................    (535)
       Initial net equity investment...................................    (598)
                                                                         ------
       Cash paid, net of cash acquired.................................  $  570
                                                                         ======

          See accompanying notes to consolidated financial statements.

                                                                     (Concluded)

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Years Ended June 30, 1998, 1999, and 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   General--OSI Systems, Inc. (formerly Opto Sensors, Inc.) and its subsidiaries (collectively, the "Company") is a vertically integrated, worldwide provider of devices, subsystems, and end-products based on optoelectronic and silicon pressure-sensor microstructure technology. The Company designs and manufactures optoelectronic and pressure-sensor devices and value-added subsystems for original equipment manufacturers ("OEMs") in a broad range of applications, including security, medical diagnostics, fiber optics telecommunications, gaming, office automation, aerospace, computer peripherals, and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products and medical imaging systems that it markets worldwide to end users. The Company markets its security and inspection products under the "Rapiscan," "Secure," and "Metor" brand names. These products are used to inspect baggage, cargo, people, and other objects for weapons, explosives, drugs, and other contraband. In the medical field, the Company manufactures and sells bone densitometers, which are used to provide bone loss measurements in the diagnosis of osteoporosis.

   Consolidation--The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash Equivalents--The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

   Investment Securities--The Company's investment securities are composed of equity securities that have been classified as available-for-sale securities. The equity securities are carried at their fair market value based upon the quoted market prices of those investments. Unrealized gains and losses on equity securities are included in accumulated other comprehensive income. During the year ended June 30, 2000, the Company sold the investments for a gain of $309,000.

   Concentrations of Credit Risk--Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, and accounts receivable. At June 30, 2000, approximately 58 percent of the Company's cash and cash equivalents were held at one financial institution. The Company performs ongoing credit valuations of its customers' financial condition and provides an allowance for potential credit losses.

   Inventory--Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method.

   Inventory at June 30, 1999 and 2000 consisted of the following (in thousands):

                                                                  1999    2000
                                                                 ------- -------
   Raw materials................................................ $11,963 $16,877
   Work-in-process..............................................   8,000   6,619
   Finished goods...............................................   4,518   7,424
                                                                 ------- -------
     Total...................................................... $24,481 $30,920
                                                                 ======= =======

   Property and Equipment--Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line and accelerated methods over lives ranging from three to ten years. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of the useful life of the asset or the lease term.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1998, 1999, and 2000


   Property and equipment at June 30, 1999 and 2000 consisted of the following (in thousands):

                                                                 1999    2000
                                                                ------- -------
   Land and buildings.......................................... $ 4,211 $ 4,211
   Equipment...................................................  11,969  12,790
   Leasehold improvements......................................   4,133   4,284
   Tooling.....................................................   2,198   2,213
   Furniture and fixtures......................................   1,107   1,218
   Computer....................................................   3,042   3,667
   Vehicles....................................................     200     194
                                                                ------- -------
   Total.......................................................  26,860  28,577
   Less accumulated depreciation and amortization..............  12,374  14,329
                                                                ------- -------
   Property and equipment, net................................. $14,486 $14,248
                                                                ======= =======

   Intangibles and Other Assets--Intangible and other assets at June 30, 1999 and 2000 consisted of the following (in thousands):

                                                                 1999    2000
                                                                ------- -------
   Purchased software.......................................... $       $   474
   Software development costs..................................     588     588
   Goodwill and identified intangible assets...................   6,942   8,374
   Joint venture and equity investments........................   1,311     579
   Deposits....................................................     102     121
   Other.......................................................     721     558
                                                                ------- -------
   Total.......................................................   9,664  10,694
   Less accumulated amortization...............................   1,083   1,642
                                                                ------- -------
   Intangible and other assets, net............................ $ 8,581 $ 9,052
                                                                ======= =======

   At June 30, 1999 and 2000, goodwill and identified intangible assets consisted of the following as a result of the following acquisitions (in thousands):

                                                                 1999    2000
                                                                ------- -------
   Acquisition of minority interests........................... $ 1,554 $ 1,554
   Acquisition of Advanced Micro Electronics AS ("AME")........     588     588
   Acquisition of Metorex Security.............................   3,193   3,474
   Acquisition of SMI..........................................   1,470   1,470
   Acquisition of Corrigan.....................................     110     110
   Acquisition of Aristo.......................................      27      27
   Acquisition of OSI Medical..................................           1,151
                                                                ------- -------
                                                                $ 6,942 $ 8,374
                                                                ======= =======

   Goodwill and identified intangible assets are amortized on a straight-line basis over periods ranging from 12 to 20 years.

   Software development costs incurred in the research and development of software products are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility is

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1998, 1999, and 2000

established, certain software development costs are capitalized. The software, once developed, is a component that is included in x-ray security machines when they are sold to customers. The Company amortizes these costs on a straight-line basis over a two to five year period, once it is put into use. No software development costs were capitalized during the three years ended June 30, 2000.

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

   Other Income--Other income consists of a debt settled with the Danish Government for less than its recorded amount.

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

   Foreign Exchange Instruments--The Company's use of derivatives is limited to the purchase of foreign exchange contracts in order to attempt to reduce foreign exchange transaction gains and losses. The Company purchases forward contracts to hedge commitments to acquire inventory for sale and does not use the contracts for trading purposes. As of June 30, 2000, there was approximately $508,000 in outstanding foreign exchange contracts. The estimated fair value of these contracts, based on quoted market prices from banks, closely approximated their carrying value at June 30, 2000.

   Revenue Recognition--The Company recognizes revenue upon shipment of its products. Concurrent with the shipment of the product the Company accrues estimated product return reserves and warranty expenses.

   Foreign Currency Translation--The accounts of the Company's operations in Singapore, Malaysia, Norway, Finland, Canada, and the United Kingdom are maintained in Singapore dollars, Malaysian ringgits, Norwegian kroner, Finnish markka, Canadian dollars, and U.K. pounds sterling, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of accumulated other comprehensive income. Transaction losses of approximately $39,000, $743,000, and $156,000 were included in income for the years ended June 30, 1998, 1999 and 2000, respectively.

   Restructuring Costs--The Company adopted a restructuring plan in the quarter ended March 31, 1999. In August 1999, the Company decided to close the operations of Osteometer in Denmark, and to relocate certain of these operations to the Company's U.S. facilities. The Company recorded $458,000 and $1,898,000 of

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1998, 1999, and 2000

restructuring costs for the years ending June 30, 1999 and 2000, respectively, associated primarily with the termination of certain employees, lease commitments, and other facility closure costs. Of that amount, $52,000 was unpaid at June 30, 2000, and is included in other accrued expenses. Based on current estimates, the Company anticipates that the current restructuring accruals approximate the ultimate restructuring unpaid amounts.

   Earnings per Share--The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." The Company has reflected the provisions of SFAS No. 128 in the accompanying financial statements for all periods presented. Earnings per common share are computed using the weighted-average number of shares outstanding during the period. Earnings per common share--assuming dilution are computed using the weighted-average number of shares outstanding during the period and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method.

   The following table reconciles the numerator and denominator used in calculating earnings per share and earnings per common share--assuming dilution.

                                                Year Ended June 30, 1998
                                           -----------------------------------
                                             Income       Shares     Per Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------  ---------
Earnings per common share
Income available to common shareholders... $8,248,000   8,753,702      $0.94
Effect of dilutive securities
Options, treasury stock method............                202,217
                                           ----------   ---------      -----
Earnings per common share--assuming
 dilution
Income available to common shareholders... $8,248,000   8,955,919      $0.92
                                           ==========   =========      =====
                                                Year Ended June 30, 1999
                                           -----------------------------------
                                             Income       Shares     Per Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------  ---------
Earnings per common share
Income available to common shareholders... $  741,000   9,706,218      $0.08
Effect of dilutive securities
Options, treasury stock method............                122,753
                                           ----------   ---------      -----
Earnings per common share--assuming
 dilution
Income available to common shareholders... $  741,000   9,828,971      $0.08
                                           ==========   =========      =====
                                                Year Ended June 30, 2000
                                           -----------------------------------
                                             Income       Shares     Per Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------  ---------
Earnings per common share
Income available to common shareholders... $  627,000   9,375,491      $0.07
Effect of dilutive securities
Options, treasury stock method............                 33,916
                                           ----------   ---------      -----
Earnings per common share--assuming
 dilution
Income available to common shareholders... $  627,000   9,409,407      $0.07
                                           ==========   =========      =====

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1998, 1999 and 2000


   New Accounting Pronouncements--In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133). Under the provisions of this statement, the effective data of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), is deferred to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of adopting SFAS No. 133, and does not expect it to have a material impact on the Company's financial position or result of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB 101 as required in the first quarter of fiscal 2001. The Company is currently evaluating the impact of adopting SAB 101, and does not expect it to have a material impact on the Company's financial position or result of operations.

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

   Reclassifications--Certain reclassifications have been made to prior-year amounts to conform to the current year's presentation.

2. JOINT VENTURES AND EQUITY INVESTMENTS

   In January 1995, the Company, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company, the Company's chairman, and the Company's chief financial officer have a 36 percent, 10.5 percent, and 4.5 percent ownership interest, respectively, in the joint venture. The Company's initial investment was $108,000. For the years ended June 30, 1999 and 2000 the Company's equity in the earnings of the joint venture amounted to $75,000 and $122,000, respectively and is included in selling, general and administrative expenses.

   The joint venture was formed for the purpose of the manufacture, assembly, service, and testing of x-ray security and other products. Some of the Company's subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products to the joint venture utilizing technology received from the subsidiary. The agreement provides for technology transfer between the Company and the joint venture, subject to certain restrictions.

   During the years ended June 30 1998, 1999 and 2000, the Company earned a technical fee from the joint venture in the amount of $144,000, $107,000 and $150,000, respectively. At June 30, 2000, $257,000 was unpaid and included in other receivables in the accompanying consolidated financial statements.

   In August 1998, the Company invested $315,000, including professional fees associated with the investment, in Square One, Inc. The Company's investment, including goodwill of $242,000, is accounted for under the equity method and included in other assets in the accompanying financial statements. The Company's equity share in the losses of the investment for the years ended June 30 1999 and 2000, amounted to $1,000 and

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1998, 1999 and 2000

$39,000, respectively and is included in selling, general and administrative expenses. Square One, Inc. develops and manufactures infrared-based patient monitoring medical devices and subsystems.

3. ACQUISITIONS

   During fiscal 1998, the Company acquired the "Secure" product line from ThermoSpectra. The cash purchase price amounted to $750,000. The purchased assets include, among other things, equipment, inventory, and intellectual property rights relating to x-ray machines and x-ray backscatter detection technology (including patents and patent applications).

   On September 2, 1998, the Company acquired the capital stock of Osteometer, a Danish manufacturer of bone densitometer for the diagnosing of osteoporosis. The cash purchase price amounted to $7,885,000, including professional fees associated with the acquisition. The acquisition has been accounted for by the purchase method of accounting, and, accordingly, based on the valuation obtained, the purchase price has been allocated to the assets acquired of $3,675,000, and liabilities assumed of $1,731,000, in-process research and development of $1,957,000 and identified intangible assets of $3,984,000. Osteometer experienced continued losses due to the worldwide decline in the bone densitometer market. As a result of the aforementioned circumstances, the Company recorded an asset impairment charge of $3,985,000, which included the write-off of $3,735,000 of goodwill and $250,000 of other assets. The asset impairment charge was calculated as the difference between the carrying amount of the assets and the expected net realizable value of the assets. During the year ended June 30, 2000, the Company decided to close the manufacturing facilities of Osteometer in Denmark, relocating certain of these operations to the U.S. facilities of the Company. The Company incurred additional costs related to this closure and relocation in fiscal 2000 which are included in restructuring costs.

   On November 4, 1998, the Company purchased the security products business of Metorex Security of Espoo, Finland. The Company paid $4,715,000 in cash, including professional fees associated with the acquisition. The acquisition has been accounted for by the purchase method of accounting, and, accordingly, based on the valuation obtained, the purchase price has been allocated to the assets acquired of $914,000, in-process research and development of $204,000, and goodwill and identified intangible assets of $3,597,000. Goodwill and identified intangible assets are amortized over a period of 20 and 12 years, respectively. The Company paid an additional $739,000 in cash, during July 1999, in lieu of contingent payments of up to $1,500,000, based on future sales.

   On November 17, 1998, the Company acquired all the outstanding stock of SMI, a silicon pressure sensor manufacturer, from Exar Corporation of Fremont, California. The Company paid $2,694,000 in cash, including professional fees associated with the acquisition. As of June 30, 2000 the Company may pay up to an additional $2,400,000 in cash, at a later date, based on future sales. To date the Company has not made any such payments. The acquisition has been accounted for by the purchase method of accounting, and, accordingly, based on the valuation obtained, the purchase price has been allocated to the assets acquired of $806,000, in-process research and development of $418,000, and identified intangible assets of $1,470,000. Identified intangible assets are amortized over a period of 12 years.

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

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    Years Ended June 30, 1998, 1999 and 2000


   On January 31, 1999, the Company purchased the product line of Aristo. Aristo develops and manufactures new generation pulse oximeter probes for use in the medical field. The purchase price amounted to $277,000 in cash, including professional fees associated with the acquisition. The acquisition has been accounted for by the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired of $250,000, based on the estimated fair values of the assets at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired is being amortized over a period of 20 years.

   During the year ended June 30, 1999, the Company invested $1,002,000, including professional fees associated with the acquisition, in OSI Medical for an initial equity share of 40.3 percent. The Company's initial investment, including goodwill of $740,000, is accounted for under the equity method for the year ended June 30, 1999. At June 30, 1999, the Company's equity in the losses of the investment is $187,000 and is included in selling, general, and administrative expenses.

   In October 2000, the Company acquired an additional 15.3 percent equity interest in OSI Medical for $1,225,000, including professional fees associated with the acquisition. The additional equity investment increased the Company's equity share in OSI Medical to 55.6 percent, which includes total goodwill of $1,151,000. The excess of the purchase price over the fair value of the net assets acquired is being amortized over 20 years. The Company's equity in the losses for the three months ended September 30, 1999 is $89,000 and is included in selling, general, and administrative expenses. The Company changed the method of accounting for OSI Medical from the equity to the purchase method of accounting in October 1999. During April 2000, the Company also received five-year warrants (subject to earlier termination upon the occurrence of certain events) to acquire up to 1,110,000 additional OSI Medical shares at a purchase price of $1.35 per share. The warrants are first exercisable commencing on April 12, 2001. Had the acquisition occurred as of July 1, 1998 pro forma consolidated sales, net income and net income per share would not have been materially different than the amounts reported for the periods presented.

4. BANK AGREEMENTS

   At June 30, 1999 and 2000, line-of-credit borrowings consisted of the following:

                                                                   1999   2000
                                                                  ------ ------
     Line of credit--United States............................... $8,500 $5,364
     Line of credit--Malaysia....................................           384
     Line of credit--Finland.....................................    178    331
                                                                  ------ ------
       Total bank lines of credit................................ $8,678 $6,079
                                                                  ====== ======

   The Company maintains a senior loan agreement with a U.S. bank, which provides for a $10,000,000 revolving line of credit, a $3,000,000 equipment line of credit, and a $15,000,000 line of credit for acquisitions with certain restrictions and $3,000,000 term loan. Borrowings under the line of credit bear interest at the bank's prime rate (9.5 percent at June 30, 2000) or, at the Company's option, at a fixed rate as quoted by the bank upon request for specific advances and terms. Interest is payable monthly, and the lines expire in November 2000. Borrowings under the senior loan agreement are collateralized by substantially all of the assets of the Company's U.S. subsidiaries. At June 30, 2000, there was $5,364,000 outstanding under the revolving line of credit, no amount outstanding under the equipment line of credit, $7,438,000 outstanding under the acquisition line of credit, and $2,786,000 outstanding under the term loan. The agreement also provides a commitment for letters of credit up to $10,000,000, not to exceed the available balance under the line of credit. At June 30, 2000, approximately $630,000 was issued and outstanding under letters of credit. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain financial

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1998, 1999 and 2000

ratios, limitations on outside indebtedness, rental expense, and capital expenditures. The Company was in violation of a covenant for the year ended June 30, 2000. The covenant was subsequently waived by the bank for the year ended June 30, 2000. The above facilities expire in November 2000, and the Company believes that it will be renewed on the same or similar terms.

   The Company has a credit agreement with a U.S. bank that provides for letters of credit for a specific customer up to $250,000. At June 30, 2000, approximately $250,000 was issued and outstanding under letters of credit. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain financial ratios, limitations on outside indebtedness, profitability, payments of dividends, and capital expenditures. The above facility expires in May 31, 2001.

   Opto Sensors Pte. Ltd. ("OSP") has a loan agreement with a Singapore bank that provides for a revolving line of credit up to 2,900,000 Singapore dollars (approximately U.S. $1,676,000 at June 30, 2000). Borrowings under the line of credit bear interest at the bank's prime rate (9.5 percent at June 30, 2000) plus 2.25 percent. Interest is payable monthly, and borrowings are due on demand. Borrowings under the line of credit are collateralized by certain assets of OSP and are guaranteed by certain officers of the Company. Borrowings secured by intercompany receivables are guaranteed by the Company. At June 30, 2000, there were no amounts outstanding under the revolving line of credit.

   AME has a loan agreement with a Norwegian bank that provides for revolving line-of-credit borrowings up to 10,000,000 Norwegian kroner (approximately U.S. $1,170,000 at June 30, 2000). Borrowings under the line of credit bear interest at a variable rate, which was 8 percent at June 30, 2000. Interest is payable quarterly. Borrowings under the line of credit are collateralized by certain AME assets. At June 30, 2000, there were no amounts issued and outstanding under the line of credit.

   Rapiscan U.K. has a loan agreement with a U.K. bank that provides for an overdraft facility up to a maximum amount of 2,000,000 pounds sterling (approximately U.S. $3,020,000 at June 30, 2000) outstanding at any one time, which amounts are secured by certain assets of Rapiscan U.K. At June 30, 2000, no amounts were outstanding under the overdraft facility. Outstanding borrowings bear interest at a base rate (6 percent at June 30, 2000) plus 1.5 percent per annum. The agreement also provides for a 1,000,000 pounds sterling (approximately U.S. $1,510,000 at June 30, 2000) facility for tender and performance bonds and a 1,000,000 pounds sterling (approximately U.S. $1,510,000 at June 30, 2000) facility for the purchase of foreign exchange contracts. These facilities are secured by certain assets of Rapiscan U.K., and the Company has guaranteed Rapiscan U.K.'s obligation under the performance bond facility. As of June 30, 2000, $785,000 was outstanding under the performance bond facility. The above facilities expire in January 2001, and the Company believes that they will be renewed on the same or similar terms.

   Opto Malaysia has a loan agreement with a Malaysian bank that provides for a revolving line of credit up to 1,500,000 Malaysian ringgits (approximately U.S. $395,000 at June 30, 2000). Borrowings under the line of credit bear interest at the bank's base lending rate (6.8 percent at June 30, 2000) plus
2.25 percent. Interest is payable monthly. At June 30, 2000, approximately $1,400,000 Malaysian ringgits (approximately U.S. $384,000) was outstanding under this facility. Borrowings under this agreement are secured by certain assets of the subsidiary. The above facility expired in February 2000, and the Company is currently operating the facility on a month-to-month basis. The Company believes that it will be renewed on the same or similar terms.

   Opto Malaysia has a loan agreement with a Malaysian bank that provides for performance bonds of 2,500,000 Malaysian ringgits (approximately U.S. $658,000 at June 30, 2000). As of June 30, 2000, $310,000 was outstanding under the loan agreement. The agreement also provides for overdraft borrowings up to 1,000,000

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    Years Ended June 30, 1998, 1999 and 2000

Malaysian ringgits (approximately U.S. $263,000 at June 30, 2000). Borrowings under the overdraft facility bear interest at the bank's base lending rate (6.8 percent at June 30, 2000) plus 1.75 percent. At June 30, 2000, there were no amounts outstanding under the facility. Borrowings under this agreement are secured by certain assets of the subsidiary. The above facility expires in October 2000, and the Company believes that it will be renewed on the same or similar terms.

   Metorex Security, Finland, has a loan agreement with a Finnish bank that provides for a foreign currency overdraft facility up to 3,000,000 Finnish markka (approximately U.S. $483,000 at June 30, 2000). At June 30, 2000, approximately $331,000 was outstanding under the overdraft facility. The agreement also provides for 1,000,000 Finnish markka (approximately U.S. $161,000 at June 30, 2000) for tender and performance bonds. At June 30, 2000, approximately $123,000 was outstanding under the tender and performance bonds facility. Borrowings under the facility bear interest at the bank's prime lending rate (4.5 percent at June 30, 2000) plus 0.75 percent. The above facilities expire in February 2001, and the Company believes that they will be renewed on the same or similar terms.

5. LONG-TERM DEBT

   At June 30, 1999 and 2000, long-term debt consisted of the following (in thousands):

                                                                   1999  2000
                                                                   ---- -------
Four-year term loan payable in monthly installments of $177,083 until paid in full on November 1, 2003. Interest is due monthly
 at a rate of 9.5%...............................................       $ 7,438
Five-year term loan payable in monthly installments of $35,714 until October 1, 2004 and a balloon payment of $892,874 on
 November 1, 2004. Interest is due monthly at a rate of 9.5%.....         2,786
Capital lease payable in monthly installments of $10,860 until paid in full on November 1, 2000. Interest is due monthly at a
 rate of 9.2%....................................................  $158      53
Interest-free subsidy payable to a Danish government institution,
 based on future product sales of a particular product...........   174      22
Other............................................................    77      40
                                                                   ---- -------
                                                                    409  10,339
Less current portion of long-term debt...........................   292   2,641
                                                                   ---- -------
Long-term portion of debt........................................  $117 $ 7,698
                                                                   ==== =======

   Fiscal year principal payments of long-term debt as of June 30, 2000 are as follows (in thousands):

     2001............................................................... $ 2,641
     2002...............................................................   2,609
     2003...............................................................   2,554
     2004...............................................................   1,499
     2005...............................................................   1,036
                                                                         -------
       Total............................................................ $10,339
                                                                         =======

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1998, 1999 and 2000


6. INCOME TAXES

   For financial reporting purposes, income before provision for income taxes and minority interest includes the following components (in thousands):

                                                       1998    1999     2000
                                                      ------- -------  -------
     Pre-tax income (loss):
       United States................................. $ 4,505 $ 1,838  $(3,915)
       Foreign.......................................   6,495  (3,662)   4,002
                                                      ------- -------  -------
         Total pre-tax income (loss)................. $11,000 $(1,824) $    87
                                                      ======= =======  =======

   The Company's provision for income taxes is composed of the following (in thousands):

                                                        1998    1999     2000
                                                       ------  -------  -------
     Current:
       Federal........................................ $1,729  $(1,946) $   973
       State..........................................    246      290       (3)
       Foreign........................................  1,091      475    1,066
                                                       ------  -------  -------
                                                        3,066   (1,181)   2,036
       Deferred.......................................   (314)  (1,384)  (2,187)
                                                       ------  -------  -------
         Total provision.............................. $2,752  $(2,565) $  (151)
                                                       ======  =======  =======

   The Company does not provide for U.S. income taxes on the undistributed earnings of the foreign subsidiaries, as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time. At June 30, 2000, undistributed earnings of the foreign subsidiaries amounted to approximately $19,192,000. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

   Deferred income tax assets (liabilities) at June 30, 1999 and 2000 consisted of the following (in thousands):

                                                                1999     2000
                                                               -------  -------
     Deferred income tax assets:
       State income tax credit carryforwards.................. $   781  $   936
       Federal income tax credit carryforwards................     358      980
       Net operating loss carryforwards.......................   1,208      766
       Revitalization zone deductions.........................   1,111    1,111
       Allowance for doubtful accounts........................     125      225
       Inventory reserve......................................     174      430
       Other assets...........................................   1,184    2,511
                                                               -------  -------
     Total deferred income tax assets.........................   4,941    6,959
     Valuation allowance......................................             (690)
                                                               -------  -------
           Net deferred income tax assets.....................   4,941    6,269
                                                               -------  -------
     Deferred income tax liabilities:
       Depreciation...........................................    (406)    (377)
       Capitalized software development costs.................    (217)    (217)
       State income taxes.....................................    (772)    (913)
       Other liabilities......................................  (1,074)    (103)
                                                               -------  -------
     Total deferred income tax liabilities....................  (2,469)  (1,610)
                                                               -------  -------
     Net deferred income taxes................................ $ 2,472  $ 4,659
                                                               =======  =======

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1998, 1999 and 2000

   As of June 30, 2000, the Company has federal and state net operating loss carryforwards of approximately $1,472,000 and $2,835,000, respectively. The Company's federal and state net operating losses will begin to expire in the tax years ending June 30, 2020 and 2004, respectively.

   The Company also has federal and state credit carryforwards of approximately $980,000 and $2,047,000, respectively. The Company's federal and state credit carryforwards will begin to expire in tax years ending June 30, 2019 and 2014, respectively.

   The Company has established a valuation allowance in accordance with the provisions of SFAS No. 109. The valuation allowance primarily relates to the net operating loss of a subsidiary subject to Separate Return Limitation Year rules and State Revitalization Zone credit carryforwards. The Company continually reviews the adequacy of valuation allowances and releases the allowances when it is determined that is more likely than not that the benefits will be realized.

   The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

                                                     1998     1999     2000
                                                     -----   ------   -------
Provision for income taxes at federal statutory
 rate..............................................   35.0 %  (35.0)%   (35.0)%
State income tax and credits, net of federal
 benefit...........................................   (1.1)   (19.6)    299.6
Nontaxable earnings of foreign sales corporation...   (1.3)   (13.6)    (91.4)
Research and development tax credits...............   (1.7)   (11.8)    (95.5)
Foreign income subject to tax at other than federal
 statutory rate....................................  (10.5)   (96.9)  1,020.2
Foreign losses with no foreign tax benefit.........            26.1
In-process research and development................             7.9
Nondeductible expenses.............................    0.6      4.9    (144.8)
Other..............................................    4.0     (1.2)     (4.2)
Change in valuation allowance......................                    (778.5)
                                                     -----   ------   -------
Effective income tax rate..........................   25.0 % (139.2)%   170.4 %
                                                     =====   ======   =======

7. COMMITMENTS AND CONTINGENCIES

   The Company leases some of its production and office facilities and certain equipment under various operating leases. Most of these leases provide for increases in rents based on the Consumer Price Index and include renewal options ranging from two to ten years. Future minimum lease payments under such leases as of June 30, 2000 are as follows:

     2001............................................................ $1,405,000
     2002............................................................    943,000
     2003............................................................    812,000
     2004............................................................    596,000
     2005............................................................    578,000
     2006 and thereafter.............................................  1,989,000
                                                                      ----------
         Total....................................................... $6,323,000
                                                                      ==========

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    Years Ended June 30, 1998, 1999 and 2000

   Total rent expense included in the accompanying consolidated financial statements was $1,013,000, $1,968,000, and $2,010,000 for the years ended June 30, 1998, 1999, and 2000, respectively.

   The Company is involved in various claims and legal proceedings arising out of the conduct of its business. In the opinion of the Company's management after consultation with outside legal counsel, the ultimate disposition of such proceedings will not have an materially adverse effect on the Company's consolidated financial position or future results of operations.

8. STOCK OPTIONS

   The Company has two stock option plans. Under the 1987 plan, 1,050,000 shares of common stock have been reserved for the issuance of incentive stock options to key employees, directors, and officers of the Company. The price, terms, and conditions of each issuance are determined by the board of directors with the advice of and input from the Compensation Committee.

   The 1997 plan was established in May 1997 and authorizes the grant of up to 850,000 shares of the Company's common stock in the form of incentive and nonqualified options. Employees, officers, and directors are eligible under this plan, which is administered by the board of directors, which determines the terms and conditions of each grant, with the advice of and input from the Compensation Committee. The exercise price of nonqualified options may not be less than 85 percent of the fair market value of the Company's common stock at the date of grant. The exercise price of incentive stock options may not be less than the fair market value of the Company's common stock at the date of grant. The exercise price of incentive stock options granted to individuals that own greater than 10 percent of the Company's voting stock may not be less than 110 percent of the fair market value of the Company's common stock at the date of grant.

   Exercise periods for incentive and nonqualified options granted under this plan may not exceed five years from the grant date.

   The following summarizes stock option activity for the years ended June 30, 1998, 1999 and 2000:

                                                               Option Price
                                                            -------------------
                                                 Number of  Weighted
                                                  Options   Average    Total
                                                 ---------  -------- ----------
Outstanding, June 30, 1997......................   860,486    7.34   $6,319,000
  Granted.......................................   168,000   10.10    1,696,000
  Exercised.....................................  (205,387)   2.47     (508,000)
  Canceled......................................   (10,187)   9.34      (95,000)
                                                 ---------   -----   ----------
Outstanding, June 30, 1998......................   812,912    9.12    7,412,000
  Granted.......................................   180,250    7.43    1,339,000
  Exercised.....................................   (40,500)   2.43      (99,000)
  Canceled......................................  (144,800)  10.29   (1,490,000)
                                                 ---------   -----   ----------
Outstanding, June 30, 1999......................   807,862    8.87    7,162,000
  Granted.......................................   365,750    7.91    2,894,000
  Exercised.....................................   (97,161)   3.29     (319,000)
  Canceled......................................   (23,188)   8.23     (191,000)
                                                 ---------   -----   ----------
Outstanding, June 30, 2000...................... 1,053,263    9.06   $9,546,000
                                                 =========   =====   ==========

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1998, 1999 and 2000


   The following summarizes pricing and term information for options outstanding as of June 30, 2000:

                        Options Outstanding         Options Exercisable
                 --------------------------------- ---------------------
                              Weighted-
                   Number      Average   Weighted-             Weighted-
                 Outstanding  Remaining   Average  Exercisable  Average
   Range of      at June 30, Contractual Exercise  at June 30, Exercise
Exercise Prices     2000        Life       Price      2000       Price
---------------  ----------- ----------- --------- ----------- ---------
$2.33 to $ 3.33      85,251      1.2      $ 2.67      85,251    $ 2.67
   6.56 to 7.00     237,450      3.9        6.95      25,519      5.36
    7.7 to 9.48     234,750      4.7        8.42
 10.00 to 11.01     145,250      3.0       10.11      71,750     10.11
 11.50 to 13.50     350,562      2.0       12.04     262,920     12.04
                  ---------                          -------
$2.33 to $13.50   1,053,263      3.1      $ 9.06     445,440    $ 9.56
                  =========                          =======

   The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The estimated fair value of options granted during 1998, 1999, and 2000 pursuant to SFAS No. 123 was approximately $768,000, $1,272,000, and $867,000 respectively. Had the Company adopted SFAS No. 123, pro forma net income (loss) would have been $7,787,000, $(213,000), and $23,000, and pro forma net income (loss) per share would have been $0.87, $(0.02), and $0.00 for 1998, 1999, and 2000, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero and volatility of 109 percent in fiscal 2000 (1999 and 1998, 71 percent and 44 percent, respectively), a risk-free interest rate of 6.39 percent in fiscal 2000 (1999 and 1998, 5.67 percent and 5.47 percent, respectively) and expected option lives of five years.

9. EMPLOYEE STOCK PURCHASE PROGRAM

   In August 1998, the board of directors adopted the Company's Employee Stock Purchase Plan (the "1998 Plan"). The 1998 Plan, which was approved by the Company's shareholders in November 1998, provides persons who have been regular employees of the Company or its U.S. subsidiaries for at least six months, and who meet certain other criteria, the opportunity to purchase through regular payroll deductions up to an aggregate of 200,000 shares of common stock. The 1998 Plan is administered by the board of directors, or a committee of the board. The 1998 Plan qualifies as an "employee stock purchase plan" as defined in Section 423 of the Internal Revenue Code.

   To participate in the 1998 Plan, eligible employees submit a form to the Company's payroll office authorizing payroll deductions in an amount between 1 percent and 10 percent of the employee's regular annual pay. At the end of each offering period, initially set at six months duration, the aggregate amount deducted from each participating employee's paycheck is applied to the purchase of a whole number of shares of common stock, with any sums remaining being returned to the employee. No interest accrues on payroll deductions. The purchase price of the common stock is 85 percent of the lesser of the fair market value of the common stock (as determined by the board of directors) on the first day or the last day of the offering period. If the aggregate number of shares of common stock that all participants elect to purchase during any offering period is greater than the number of shares remaining available for issuance under the 1998 Plan, the remaining shares will be allocated pro-rata among participants. Not withstanding any of the foregoing, no employee may purchase common stock under the 1998 Plan if (i) after any such purchase, the employee would own 5 percent or more of the total combined voting power or value of all classes of the Company's stock on a consolidated basis, or
(ii) the rights to purchase common stock under the 1998 Plan and all other qualified employee stock purchase plans of the Company or any of its subsidiaries granted to that employee would exceed $25,000 per calendar year.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1998, 1999 and 2000


   A participant may elect to withdraw from the 1999 Plan at any time up to the last day of an offering period by filing a form to such effect. Upon withdrawal, the amount contributed to the employee will be refunded in cash, without interest. Any person withdrawing may not participate again in the 1998 Plan until the end of one complete offering period. Termination of a participant's employment for any reason shall be treated as a withdrawal.

   The Plan purchased 10,674 shares of common stock, for a total of $46,000 during the year ended June 30, 2000. No shares of common stock were purchased under the Plan for the year ended June 30, 1999. The Company's liability to the Plan was $36,000 and $23,000 at July 30, 1999 and 2000, respectively.

10. SHAREHOLDERS' EQUITY

   The Company's Registration Statement for its initial public offering of securities (File No. 333-29179) became effective on October 1, 1997, when the Company issued 3,330,000 shares of its common stock for net proceeds of approximately $41,000,000.

   In March 1999, the board of directors instituted a treasury stock program under which the Company is authorized to purchase up to a total of 2,000,000 shares. The Company purchased 85,000 shares at a cost of $438,000 during fiscal 1999, and an additional 405,500 shares for $1,820,000 during fiscal 2000. During fiscal 2000, the Company retired the treasury shares. The shares are disclosed as a deduction from common shares in the accompanying financial statements.

11. RELATED-PARTY TRANSACTIONS

   The Company contracts with entities affiliated by common ownership to provide messenger service and auto rental and printing services. The Company also contracts for professional services from a firm that has a partner serving as a member of the Company's board of directors. Included in cost of sales, selling, general, and administrative expenses for the years ended June 30, 1998, 1999, and 2000 are approximately $99,000, $103,000, and $90,000 for messenger service and auto rental; $186,000, $76,000, and $46,000 for printing services; and $13,000, $4,000, and $9,000 for professional services, respectively.

12. EMPLOYEE BENEFIT PLANS

   OSI Systems, Inc. has a qualified employee retirement savings plan. The plan provides for a contribution by the Company, which is determined annually by the board of directors. In addition, the plan permits voluntary salary reduction contributions by employee. The Company made no contributions to the plan for the years ended June 30, 2000, 1999 and 1998.

   During 1995, a subsidiary in the U.K. (Rapiscan U.K.) transferred its existing employees from their former owner's plan to a new plan, the Rapiscan U.K. Defined Benefit Plan, which covers certain Rapiscan U.K. employees. The benefits under this plan are based on years of service and the employees' highest 12 months' compensation during the last five years of employment.

   Rapiscan U.K.'s funding policy is to make the minimum annual contributions required by applicable regulations based on an independent actuarial valuation sufficient to provide for benefits accruing after that date. Pension expense for the years ended June 30, 2000, 1999, and 1998 was approximately $125,000, $138,000, and $106,000, respectively. Additional information about the plan is not disclosed as the plan is not considered to be material.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1998, 1999 and 2000

   During 2000, AME established a defined contribution plan. The plan provides for contributions by AME at a fixed percentage of employee salaries. Contributions made during the year ended June 30, 2000 by AME were approximately $130,151.

13. SUBSEQUENT EVENTS

   On July 31, 2000, the board of directors declared a dividend distribution of one preferred share purchase right on each outstanding share of its common stock. The rights will be exercisable only if a person or group acquires 20 percent or more of OSI Systems, Inc.'s common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20 percent or more of the common stock. Each right will entitle shareholders to buy one one-thousandth of a share of a new series of participating preferred stock at an exercise price of $100. If a person or group acquires 20 percent or more of OSI Systems, Inc.'s outstanding common stock, each right will entitle its holder (other than such person or members of such group) to purchase, at the right's then-current exercise price, a number of the Company's common shares having a market value of twice such price. In addition, if OSI Systems, Inc. is acquired in a merger or other business-combination transactions after a person has acquired 20 percent or more of the Company's outstanding common stock, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. The acquiring person will not be entitled to exercise these rights. Prior to the acquisition by a person or group of beneficial ownership of 20 percent or more of the Company's common stock, the rights are redeemable for $.001 per right at the option of the board of directors. The board of directors is also authorized to reduce the 20 percent thresholds referred to above to not less than 10 percent. The dividend distribution was made on August 17, 2000, payable to shareholders of record on that date, and is not taxable to shareholders. The rights will expire on July 31, 2010.

   Subsequent to year-end, the Company announced the formation of OSI Fibercomm Inc., a wholly owned subsidiary of the Company dedicated to advancing OSI Systems, Inc.'s fiber optic business.

   In August 2000, the Company acquired substantially all of the assets of Square One for $228,000 in cash, a $30,000 advance on future royalties, the return of the Square One stock held by the Company, and an agreement to pay royalties equal to 10 percent of net sales of the Square One products in the next 5 years, up to a maximum of $1,000,000.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1998, 1999 and 2000


14. UNAUDITED QUARTERLY RESULTS

   The following table presents unaudited quarterly financial information for the four quarters ended June 30, 1999 and 2000.

                                          Quarter Ended (In Thousands)
                                  --------------------------------------------
                                                                        June
                                  September 30, December 31, March 31,   30,
                                      1998          1998       1999     1999
                                  ------------- ------------ --------- -------
                                                  (Unaudited)
Revenues........................     $21,404      $24,847     $24,606  $30,906
Costs of goods sold.............      14,988       17,424      17,099   23,122
                                     -------      -------     -------  -------
Gross profit....................       6,416        7,423       7,507    7,784
                                     -------      -------     -------  -------
Operating expenses:
  Selling, general, and
   administrative...............       3,363        3,386       5,104    5,875
  Research and development......       1,024        1,559       1,537    1,591
  In-process research and
   development..................                    2,579
  Goodwill amortization.........          26          162         203      204
  Asset impairment charge.......                                         3,985
  Restructuring costs...........                                  458
                                     -------      -------     -------  -------
    Total operating expenses....       4,413        7,686       7,302   11,655
                                     -------      -------     -------  -------
Income (loss) from operations...       2,003         (263)        205   (3,871)
Interest (income) expense, net..        (167)         (83)        125       23
                                     -------      -------     -------  -------
Income (loss) before provision
 (benefit) for income taxes.....       2,170         (180)         80   (3,894)
Provision (benefit) for income
 taxes..........................         510          423        (300)  (3,198)
                                     -------      -------     -------  -------
    Net income (loss)...........     $ 1,660      $  (603)    $   380  $ (696)
                                     =======      =======     =======  =======
Earnings (loss) per common
 share..........................     $  0.17      $ (0.06)    $  0.04  $ (0.07)
                                     =======      =======     =======  =======
Earnings (loss) per common
 share--assuming dilution.......     $  0.17      $ (0.06)    $  0.04  $ (0.07)
                                     =======      =======     =======  =======

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    Years Ended June 30, 1998, 1999 and 2000

                                          Quarter Ended (In Thousands)
                                  --------------------------------------------
                                                                        June
                                  September 30, December 31, March 31,   30,
                                      1999          1999       2000     2000
                                  ------------- ------------ --------- -------
                                                  (Unaudited)
Revenues.........................    $24,955      $26,507     $31,776  $27,700
Costs of goods sold..............     17,759       19,441      23,427   19,971
                                     -------      -------     -------  -------
Gross profit.....................      7,196        7,066       8,349    7,729
                                     -------      -------     -------  -------
Operating expenses:
  Selling, general, and
   administrative................      5,183        5,055       4,928    4,662
  Research and development.......      1,637        1,872       2,091    2,112
  Goodwill amortization..........        127          137         134      131
  Restructuring costs............      1,898
                                     -------      -------     -------  -------
    Total operating expenses.....      8,845        7,064       7,153    6,905
                                     -------      -------     -------  -------
(Loss) income from operations....     (1,649)           2       1,196      824
Gain on sale of marketable
 securities......................                     309
Other income.....................                                          126
                                     -------      -------     -------  -------
(Loss) income from operations....     (1,649)         311       1,196      950
Interest expense, net............        123          176         201      221
                                     -------      -------     -------  -------
(Loss) income before (benefit)
 provision for income taxes and
 minority interest...............     (1,772)         135         995      729
(Benefit) provision for income
 taxes...........................       (391)          78         284     (122)
Minority interest in net loss of
 subsidiary......................                      98         130      161
                                     -------      -------     -------  -------
Net (loss) income................    $(1,381)     $   155     $   841  $ 1,012
                                     =======      =======     =======  =======
Earnings (loss) per common
 share...........................    $ (0.15)     $  0.02     $  0.09  $  0.11
Earnings (loss) per common
 share--assuming dilution........    $ (0.15)     $  0.02     $  0.09  $  0.11

15. SEGMENT INFORMATION

   The Company has adopted SFAS No. 131, "Segment Disclosure." The Company has reflected the provisions of SFAS No. 131 in the accompanying financial statements for all periods presented. The Company believes that it operates in two identifiable industry segments, a) optoelectronic and silicon pressure-sensor devices and subsystems, medical imaging systems, and b) security and inspection products. For the years ended June 30 1998, 1999, and 2000, external revenues from optoelectronic and silicon pressure-sensor devices, subsystems, and medical imaging systems were $50,120, $55,469, and $63,791, respectively.

   Revenues from security and inspection systems were $43,798, $46,294, and $47,147 for the years ended June 30 1998, 1999, and 2000, respectively. Segment information is provided by geographic area. As discussed in Note 1, the Company is vertically integrated and is sharing common resources and facilities. Therefore, with the exception of external revenues, meaningful information is not available by industry or product segment.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                    Years Ended June 30, 1998, 1999 and 2000


   The Company's operating locations include the North America (United States and Canada), Europe (United Kingdom, Finland, and Norway), and Asia (Singapore and Malaysia). The Company's operations and identifiable assets by geographical area are as follows (in thousands):

                                        Year Ended June 30, 1998
                           ----------------------------------------------------
                            North
                           America   Europe    Asia   Eliminations Consolidated
                           --------  -------  ------- ------------ ------------
Revenues.................  $ 56,710  $27,537  $ 9,671                $ 93,918
Transfer between
 geographical areas......     6,786    3,329   12,672  $ (22,787)
                           --------  -------  -------  ---------     --------
Net revenues.............  $ 63,496  $30,866  $22,343  $ (22,787)    $ 93,918
                           ========  =======  =======  =========     ========
Operating income.........  $  4,151  $ 2,686  $ 4,329  $    (766)    $ 10,400
                           ========  =======  =======  =========     ========
Identifiable assets......  $143,080  $16,254  $ 9,591  $ (82,103)    $ 86,822
                           ========  =======  =======  =========     ========
Capital expenditure......  $  6,313  $ 1,047  $   127  $             $  7,487
                           ========  =======  =======  =========     ========
Depreciation.............  $  1,435  $   676  $   113  $             $  2,224
                           ========  =======  =======  =========     ========

                                        Year Ended June 30, 1999
                           ----------------------------------------------------
                            North
                           America   Europe    Asia   Eliminations Consolidated
                           --------  -------  ------- ------------ ------------
Revenues.................  $ 63,208  $33,874  $ 4,681                $101,763
Transfer between
 geographical areas......     7,387    7,434   13,485  $ (28,306)
                           --------  -------  -------  ---------     --------
Net revenues.............  $ 70,595  $41,308  $18,166  $ (28,306)    $101,763
                           ========  =======  =======  =========     ========
Operating income (loss)..  $  2,064  $(6,942) $ 3,957  $  (1,005)    $ (1,926)
                           ========  =======  =======  =========     ========
Identifiable assets......  $160,335  $30,358  $13,515  $(110,837)    $ 93,371
                           ========  =======  =======  =========     ========
Capital expenditure......  $  2,426  $ 1,767  $   414  $             $  4,607
                           ========  =======  =======  =========     ========
Depreciation.............  $  1,859  $   975  $   252  $             $  3,086
                           ========  =======  =======  =========     ========

                                        Year Ended June 30, 2000
                           ----------------------------------------------------
                            North
                           America   Europe    Asia   Eliminations Consolidated
                           --------  -------  ------- ------------ ------------
Revenues.................  $ 64,013  $38,641  $ 8,284                $110,938
Transfer between
 geographical areas......     7,709    4,679   20,687  $ (33,075)
                           --------  -------  -------  ---------     --------
Net revenues.............  $ 71,722  $43,320  $28,971  $ (33,075)    $110,938
                           ========  =======  =======  =========     ========
Operating (loss) income..  $ (3,156) $  (927) $ 5,362  $    (906)    $    373
                           ========  =======  =======  =========     ========
Identifiable assets......  $164,384  $31,195  $21,221  $(113,777)    $103,023
                           ========  =======  =======  =========     ========
Capital expenditure......  $  1,926  $   404  $   637  $             $  2,967
                           ========  =======  =======  =========     ========
Depreciation.............  $  2,321  $   445  $   325  $             $  3,091
                           ========  =======  =======  =========     ========

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                   Additions
                         ------------------------------
                          Balance                (2)
                            at     (1) Charged Charges   Deduction-   Balance
                         beginning to costs of to other  write-offs  at end of
Description              of period  expenses   accounts (Recoveries)  period
-----------              --------- ----------- -------- ------------ ---------
Balance for doubtful
 accounts:
 Year Ended June 30,
  1998..................   $586       $122        --        $157       $551
                           ====       ====       ====       ====       ====
 Year Ended June 30,
  1999..................   $551       $ 86       $295       $ 72       $860
                           ====       ====       ====       ====       ====
 Year Ended June 30,
  2000..................   $860       $459        --        $464       $855
                           ====       ====       ====       ====       ====

                               INDEX TO EXHIBITS

 Number                           Exhibit Description
 ------                           -------------------
  3.1   Articles of Incorporation of the Company(1)

  3.2   Amended and Restated Bylaws of the Company(1)

  4.1   Specimen Common Stock Certificate(3)

  4.2   Rights Agreement(9)

 10.1   1987 Incentive Stock Option Plan, as amended, and form of Stock Option
         Agreement(1)

 10.2   1997 Stock Option Plan and forms of Stock Option Agreements(2)

 10.3   Employment Agreement dated April 1, 1997 between the Company and Deepak
         Chopra(1)

 10.4   Employment Agreement dated April 1, 1997 between the Company and Ajay
         Mehra(1)

 10.5   Employment Agreement dated March 1, 1993 between the Company and
         Andreas F. Kotowski(3)

 10.6   Employment Agreement dated April 1, 1997 between the Company and
         Manoocher Mansouri Aliabadi(1)

 10.7   Employment Agreement dated October 5, 1994 between the Company and
         Anthony S. Crane(3)

 10.8 Expatriate Employment Agreement dated July 11, 1995 between the Company and Thomas K. Hickman(2)

 10.9   Incentive Compensation Agreement dated December 18, 1996 between the
         Company and Andreas F. Kotowski(1)

 10.10 Form of Indemnity Agreement for directors and executive officers of the Company(3)

 10.11  Joint Venture Agreement dated January 4, 1994 among the Company,
         Electronics Corporation of India, Limited and ECIL-Rapiscan Security
         Products Limited, as amended(2)

 10.12  Amendment Number Two to Lease, dated October 24, 1995 to lease dated
         January 1, 1989 by and between KB Management Company, and UDT Sensors,
         Inc.(1)

 10.13  Lease Agreement dated July 4, 1986 by and between Electricity Supply
         Nominees Limited and Rapiscan Security Products Limited (as assignee of International Aeradio Limited)(3)

 10.14  Lease Agreement dated January 17, 1997 by and between Artloon Supplies
         Sdn. Bhd. and Opto Sensors (M) Sdn. Bhd.(1)

 10.15  Credit Agreement entered into on November 1, 1996 by and between Opto
         Sensors, Inc., UDT Sensors, Inc., Rapiscan Security Products (U.S.A.),
         Inc. and Ferson Optics, Inc., and Wells Fargo HSBC Trade Bank(1)

 10.16 License Agreement made and entered into as of December 19, 1994, by and between EG&G, Inc. and Rapiscan Security Products, Inc.(1)

 10.17  Stock Purchase Agreement dated March 5, 1997 between Industriinvestor
         ASA and Opto Sensors, Inc.(1)

 10.18  Lease dated September 24, 1997 between the Company and D.S.A.
         Properties(4)

 10.19 Agreement of Purchase and Sale and Joint Escrow Instructions dated as of June 23, 1998 by and between KB Chadron Building, LLC and UDT
         Sensors, Inc.(5)

 10.20 Agreement of Purchase and Sale and Joint Escrow Instructions dated as of June 23, 1998 by and between Chadron II, LLC and UDT Sensors,
         Inc.(5)

 Number                           Exhibit Description
 ------                           -------------------
 10.21  Cooperative Research and Development Agreement dated May 13, 1998 between Rapiscan Security Products, Inc. and the Federal Aviation
         Administration (portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and
         Exchange Commission, which request has been granted)(6)

 10.22  Amended and Restated Credit Agreement entered into on September 2,
         1999, by and between Sanwa Bank California and OSI Systems, Inc., UDT
         Sensors, Inc., Ferson Optics, Inc., Rapiscan Security Products Inc.,
         Metorex Security Products, Inc., Silicon Microstructures, Inc. and
         Aristo Medical Products, Inc.(8)

 10.23* Employment Agreement dated September 1, 2000 between the Company and
         Ajay Mehra.

    21* Subsidiaries of the Company

    23* Independent Auditors' Consent

    27* Financial Data Schedule

 99.1   Criminal Plea and Sentencing Agreement between UDT Sensors, Inc. and
         U.S. Attorney's Office(2)

 99.2   Agreement between UDT Sensors, Inc. and Department of Navy(2)

--------
 *   Filed herewith

(1) Previously filed with the Company's Registration Statement filed June 13, 1997.
(2) Previously filed with the Company's Amendment No. 1 to the Registration Statement filed August 1, 1997.
(3) Previously filed with the Company's Amendment No. 2 to the Registration Statement filed August 15, 1997.
(4) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997.
(5) Previously filed with the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended June 30, 1998.
(6) Previously filed with the Company's quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.
(7) Previously filed with the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended June 30, 1999.
(8) Previously filed with the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended June 30, 1999.
(9) Previously filed with the Company's Registration Statement on Form 8-A filed August 1, 2000.