Form 10-Q
period 2000-09-30
OSI SYSTEMS INC
filed 2000-11-14
CIK 1039065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549
                              __________________

                                   FORM 10-Q
(Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                        Commission File Number 0-23125

                      -----------------------------------

                               OSI SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)

         California                                         33-0238801
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                               Number)


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

As of November 10, 2000 there were 9,356,303 shares of common stock outstanding.

                               OSI SYSTEMS, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                            PAGE NUMBER
     Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheets at September 30, 2000
              and June 30, 2000                                                3

              Consolidated Statements of Operations for the three months
              ended September 30, 2000 and September 30, 1999                  4

              Consolidated Statements of Cash Flows for the three months
              ended September 30, 2000 and September 30, 1999                  5

              Notes to Consolidated Financial Statements                       6

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    9

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                12

     Signatures                                                               12

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       OSI SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                 September 30,           June 30,
                                                                                                      2000                 2000
                                                                                                --------------        --------------
                                ASSETS
Current Assets:
     Cash and cash equivalents                                                                        $11,472               $10,892
     Accounts receivable, net of allowance for doubtful accounts of $842 and $855
        at September 30, 2000 and June 30, 2000, respectively                                          28,394                29,890
     Other receivables                                                                                  1,998                 2,184
     Inventory                                                                                         33,169                30,920
     Prepaid expenses                                                                                   1,065                   821
     Deferred income taxes                                                                              1,747                 1,807
     Income taxes receivable                                                                              146                   193
                                                                                                --------------        --------------
                   Total current assets                                                                77,991                76,707

Property and Equipment, Net                                                                            13,946                14,248
Intangible and Other Assets, Net                                                                        9,129                 9,052
Deferred income taxes                                                                                   3,016                 3,016
                                                                                                --------------        --------------
                   Total                                                                             $104,082              $103,023
                                                                                                ==============        ==============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank lines of credit                                                                              $9,186                $6,079
     Current portion of long-term debt                                                                  2,615                 2,641
     Accounts payable                                                                                  10,383                12,728
     Accrued payroll and related expenses                                                               2,498                 2,270
     Income taxes payable                                                                               3,030                 1,586
     Advances from customers                                                                              655                   558
     Accrued warranties                                                                                 1,714                 1,805
     Other accrued expenses and current liabilities                                                     3,494                 3,141
                                                                                                --------------        --------------
                   Total current liabilities                                                           33,575                30,808

Long-Term Debt                                                                                          7,192                 7,698
Deferred Income Taxes                                                                                     158                   164
Minority interest                                                                                                               146
                                                                                                --------------        --------------
                   Total liabilities                                                                   40,925                38,816

Shareholders' Equity
     Preferred stock, no par value;  authorized,  10,000,000 shares; none issued and outstanding at September 30, 2000 and June 30, 2000, respectively
     Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding
        9,356,303 and 9,349,750 shares at September 30, 2000 and June 30, 2000, respectively           47,393                47,357
     Retained earnings                                                                                 18,282                18,787
     Accumulated other comprehensive loss                                                              (2,518)               (1,937)
                                                                                                --------------        --------------
                   Total shareholders' equity                                                          63,157                64,207
                                                                                                --------------        --------------
                   Total                                                                             $104,082              $103,023
                                                                                               ==============        ==============

           See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED  STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)

                                                                                             Three months ended September 30,
                                                                                         ----------------------------------------
                                                                                            2000                          1999
                                                                                         ------------                 ------------
Revenues                                                                                   $24,884                       $24,955
Cost of goods sold                                                                          17,941                        17,759
                                                                                         ---------                     ---------
Gross profit                                                                                 6,943                         7,196
Operating expenses:
     Selling, general and administrative                                                     5,617                         5,183
     Research and development                                                                1,715                         1,637
     Goodwill amortization                                                                     128                           127
     Restrcuturing costs                                                                                                   1,898
                                                                                         ---------                     ---------
                   Total operating expenses                                                  7,460                         8,845
                                                                                         ---------                     ---------
Loss from operations                                                                          (517)                       (1,649)
Interest expense, net                                                                          304                           123
                                                                                         ---------                     ---------
Loss before provision for income taxes and minority interest                                  (821)                       (1,772)
Benefit for income taxes                                                                      (170)                         (391)
                                                                                         ---------                     ---------
Loss before minority interest in net loss of subsidiary                                       (651)                       (1,381)

Minority interest in net loss of subsidiary                                                    146
                                                                                         ---------                     ---------
Net loss                                                                                     ($505)                      ($1,381)
                                                                                         =========                     =========
Loss per common share                                                                       ($0.05)                       ($0.15)
                                                                                         =========                     =========
Loss per common share -assuming dilution                                                    ($0.05)                       ($0.15)
                                                                                         =========                     =========
Weighted average shares outstanding -assuming dilution                                   9,355,303                     9,521,695
                                                                                         =========                     =========

          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                               Three months ended September 30,
                                                                       ----------------------------------------------
                                                                             2000                           1999
                                                                       -------------                 ----------------
Cash flows from operating activities:
     Net loss                                                               ($505)                          ($1,381)
     Adjustments to reconcile net loss to net cash used in
        activities:
             Depreciation and amortization                                  1,008                               983
             Deferred income taxes                                            (24)                              (17)
             Loss on sale of property and equipment                           132
             Minority interest in net loss of subsidiary                     (146)
             Changes in operating assets and liabilities:
                  Accounts receivable                                       1,028                             2,379
                  Other receivables                                           151                              (222)
                  Inventory                                                (2,698)                             (227)
                  Prepaid expenses                                           (255)                             (413)
                  Accounts payable                                         (2,124)                           (2,422)
                  Accrued payroll and related expenses                        273                              (174)
                  Income taxes payable                                      1,479                                53
                  Prepaid income taxes receivable                              75                              (540)
                  Advances from customers                                     109                              (166)
                  Accrued warranty                                            (86)                               69
                  Other accrued expenses and current liabilities              404                               793
                                                                       -------------                 ----------------
                      Net cash used in operating activities                (1,179)                           (1,285)
                                                                       -------------                 ----------------

Cash flows from investing activities:
     Purchases of property and equipment                                     (574)                             (616)
     Proceeds from sale of property and equipment                              17
     Proceeds from sale of marketable securities available for sale                                              (2)
     Decrease in equity investments                                                                              39
     Cash paid for business acquisitions, net of cash acquired               (441)                             (776)
     Others                                                                     2
                                                                       -------------                 ----------------
                      Net cash used in investing activities                  (996)                           (1,355)
                                                                       -------------                 ----------------

Cash flows from financing activities:
     Net proceeds from bank lines of credits                                3,135                             4,245
     Payments on long-term debt                                              (531)                              (46)
     Proceeds from exercise of stock options and warrants                      36                                26
     Purchase of treasury stock                                                                              (1,167)
                                                                       -------------                 ----------------
                      Net cash provided by financing activities             2,640                             3,058
                                                                       -------------                 ----------------

Effect of exchange rate changes on cash                                       115                                24
                                                                       -------------                 ----------------

Net increase in cash and cash equivalents                                      580                               442
Cash and cash equivalents, beginning of period                              10,892                             7,241
                                                                       -------------                 ----------------

Cash and cash equivalents, end of period                                    $11,472                           $7,683
                                                                       =============                 ================

Supplemental  disclosures of cash flow information -
   Cash paid/(received) during the period for:
          Interest, net                                                        $163                               $47
          Income taxes                                                      ($1,714)                              $95

          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - OSI Systems, Inc. and its subsidiaries (collectively, the "Company") is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic and silicon pressure-sensor microstructure technology. The Company designs and manufactures optoelectronic and silicon pressure-sensor devices and value-added subsystems for original equipment manufacturers in a broad range of applications, including security, medical diagnostics, telecommunications, gigabit ethernet and fiber channel systems, gaming, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan" and "Secure" and "Metor" brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. The Company also manufactures and sells densitometers which are used to provide bone loss measurements in the diagnosis of osteoporosis.

Consolidation - The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2000 included in the Company's Annual Report on Form 10K as filed with the Commission on September 27, 2000. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2001.

Recent Developments - In August 2000, the Company acquired substantially all the assets of Square One Technology for total consideration consisting of: $228,000 in cash, a $30,000 advance for future royalties, the return of the Square One stock held by the Company with a carrying value of $259,000, and an agreement to pay royalties equal to ten percent of net sales of the Square One products in the next five years, up to a maximum of one million dollars. The cash consideration of $228,000 approximates the fair value of the tangible assets acquired. Additional consideration, if any, will be recorded as intangible assets, and will be amortized over a period of twenty years.

In September 2000, the Company acquired an additional equity interest, representing approximately 10% of the ownership of OSI Medical Inc., for $183,000. This amount was recorded as goodwill based on the estimated fair value of the underlying net assets and is being amortized over a period of twenty years. With this additional equity investment, the Company increased its common stock ownership in OSI Medical Inc. to approximately 64%.

New Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition In Financial Statements ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB 101 as required in the fourth quarter of fiscal 2001. The Company is currently evaluating the impact of adopting SAB 101, and does not expect it to have a material impact on the Company's financial position or result of operations.

Effective July 1, 2000, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on the Company's financial position or result of operations for the quarter ended September 30, 2000.

Financial Instruments - The Company enters into forward foreign exchange contracts principally to hedge currency fluctuation in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. The Company does not use the contracts for trading purposes. As of September 30, 2000, the total notional amount of all outstanding foreign exchange contracts was $509,000. The estimated fair value of foreign currency contracts was not material.

Inventory - Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory at September 30, 2000 and June 30, 2000 consisted of the following (in thousands):

                                                                September 30,             June 30,
                                                                    2000                    2000
                                                                -------------           ------------
Raw Materials...............................................          $18,405              $16,877
Work-in-process.............................................            6,005                6,619
Finished goods..............................................            8,759                7,424
                                                                -------------           ------------
               Total........................................          $33,169              $30,920
                                                                =============           ============

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

                                                                          For the quarter ended September 30
                                              ----------------------------------------------------------------------------------
                                                                2000                                           1999
                                              ----------------------------------------  -----------------------------------------
                                              Income          Shares         Per-Share   Income          Shares         Per-Share
                                              (Numerator)     (Denominator)  Amount      (Numerator)     (Denominator)  Amount
                                              -----------     ----------     --------    ------------    -----------    --------
Earnings per common share
Income available to
   common stockholders                         ($505,000)      9,355,303     ($0.05)     ($1,381,000)     9,521,695      ($0.15)
                                                                             ========                                   ========
Effect of Dilutive Securities
Options, treasury stock method

Earnings per common share assuming dilution
Income available to common
   stockholder, assuming dilution              ($505,000)     $9,355,303     ($0.05)     ($1,381,000)     9,521,695      ($0.15)
                                               ==========     ==========     ========    ============    ==========     ========

Comprehensive Income - Comprehensive income is computed as follows (in thousands):

                                                                                      For the quarter ended September 30,
                                                                                      2000                           1999
                                                                                   ---------                       --------
Net income                                                                           ($505)                         ($1,381)
                                                                                   ---------                       --------
Other comprehensive income, net of taxes:
  Foreign currency translation adjustments                                           (581)                             493
  Unrealized gains on marketable securities available for sale                                                          59
                                                                                   ---------                       --------

Other comprehensive income                                                           (581)                             552

                                                                                   ---------                       --------
Comprehensive income                                                               ($1,086)                          ($829)
                                                                                   =========                       ========


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

Results of Operations

Revenues. Revenues consist of sales of optoelectronic and pressure sensor devices and subsystems, medical imaging systems and security and inspection products. Revenues are recorded net of all inter-company transactions. Revenues decreased by 0.3% to $24.9 million for the three months ended September 30, 2000 compared to $25.0 million for the comparable prior year period. Revenues for the three months ended September 30, 2000 from optoelectronic and pressure sensor devices, subsystems and medical imaging systems were $13.5 million or approximately 54.1% of the Company's revenues and revenues from security and inspection products were $11.4 million or approximately 45.9% of the Company's revenues.

Gross Profit. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit decreased by $253,000, or 3.5%, to $6.9 million for the three months ended September 30, 2000 from $7.2 million for the three months ended September 30, 1999. As a percentage of revenues, gross profit decreased to 27.9% for the three months ended September 30, 2000 from 28.8% for the three months ended September 30, 1999. The decrease in gross margin was mainly due to product mix.

Selling, General and Administrative. Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the three months ended September 30, 2000, such expenses increased by $434,000, or 8.4%, to $5.6 million from $5.2 million for the three months ended September 30, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 22.6% for the three months ended September 30, 2000 from 20.8% for the three months ended September 30, 1999. The increase in expenses was due primarily to increased legal expenses and exchange rate transaction losses due to the relatively strong U.S. dollar compared to U.K. pound sterling.

Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended September 30, 2000, such expenses increased by $78,000, or 4.8%, to $1.7 million from $1.6 million for the three months ended September 30, 1999. As a percentage of revenues, research and development expenses increased to 6.9% for the three months ended September 30, 2000 from 6.6% for the three months ended September 30, 1999. The increase was due primarily to increased research spending for medical products.

Restructuring Costs. In August 1999, the Company decided to close the operations of Osteometer in Denmark, and relocate certain of these operations to the Company's U.S. facilites. In the quarter ended September 30, 1999, the Company recorded restructuring costs of $1.9 million related to the closure of the Osteometer facility in Denmark. These costs were associated primarily with the termination of certain employees, commitments and other facility closure costs. The Company has completed the closure of the Osteometer facility in Denmark and does not anticipate any future expenses.

Loss from Operations. For the three months ended September 30, 2000, loss from operations was $517,000 compared to loss of $1.6 million for the three months ended September 30, 1999. Excluding the non-recurring restructuring costs of $1.9 million, income from operations for the three months ended September 30, 1999 was $249,000. Income from operations decreased due to increased selling, general and administrative expenses, increased research and development expenses and a decrease in gross profit.

Interest Expense. For the three months ended September 30, 2000, the Company incurred net interest expense of $304,000 compared to $123,000 for the three months ended September 30, 1999. The net interest expense for the three months ended September 30, 2000, was due to increased borrowing on the Company's lines of credit and a reduction in short term investments used for working capital and acquisitions.

Benefit for Income Taxes. For the three months ended September 30, 2000, the Company had an income tax benefit of $170,000 compared to $391,000 for the three months ended September 30, 1999. As a percentage of loss after minority interest and before benefit for income taxes, the benefit for income taxes was 25.2% for the three months ended September 30, 2000 compared to 22.1% for the three months ended September 30, 1999. The Company's effective tax rate varies primarily due to a mix in income from U.S. and foreign operations and utilization of previously unrealized net operating losses.

Net Loss. For the reasons outlined above, the net loss for the three months ended September 30, 2000 was $505,000 compared to the net loss of $1.4 million for the three months ended September 30, 1999.

Liquidity and Capital Resources

The Company's operations used net cash of $1.2 million during the three months ended September 30, 2000. The amount of net cash used in operations reflects increases in inventory, prepaid expenses and reduction in accounts payable. Net cash used in operations was offset in part by a reduction in accounts receivables and other receivables and an increase in accrued payroll and related expenses, income taxes payable and other accrued expenses and current liabilities.

Net cash used in investing activities was $996,000 and $1.4 million for the three months ended September 30, 2000 and 1999, respectively. In the three months ended September 30, 2000 and 1999, respectively, the net cash used in investing activities reflects primarily cash used in business acquisitions and purchases of property and equipment.

Net cash provided by financing activities was $2.6 million and $3.1 million for the three months ended September 30, 2000 and 1999, respectively, in each case primarily in the form of net borrowing from bank lines of credit. In the three months ended September 30, 1999, net cash provided by financing activities was offset in part by the purchase of treasury stock.

In March 1999, the Company announced a stock repurchase program of up to 2,000,000 shares of its common stock. Through November 10, 2000, the Company repurchased 490,500 shares at an average price $4.60 per share. The stock repurchase program did not have a material effect on the Company's liquidity and is not expected to have a material effect on liquidity in subsequent quarters. During fiscal 2000, the Company retired the treasury shares. The shares are disclosed as a deduction from common shares in the accompanying financial statements.

The Company anticipates that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet its working capital, stock repurchase program and capital expenditure needs for the foreseeable future. The Company was in violation of two covenants for the three months ended September 30, 2000. The covenants were waived by the bank for the three months ended September 30, 2000 only. As of September 30, 2000, outstanding amounts under this agreement were $8.4 million for lines of credit and $9.7 million for term loans.

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

Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder's equity. Net foreign currency transaction (losses) gains of approximately ($152,000) and $89,000 were included in income for the three months ended September 30, 2000 and 1999, respectively.

Inflation. The Company does not believe that inflation has had a material impact on its September 30, 2000 results of operations.


                          PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits
    27.  Financial Data Schedule

b.  Reports on Form 8-K
    None


                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 14th date of November 2000.

                                               OSI Systems, Inc.
                                               -----------------


                                               By: /s/ Deepak Chopra
                                                  ---------------------------
                                                  Deepak Chopra
                                                  President and
                                                  Chief Executive Officer


                                               By: /s/ Ajay Mehra
                                                  ---------------------------
                                                  Ajay Mehra
                                                  Vice President and
                                                  Chief Financial Officer