Form 10-Q
period 2000-12-31
OSI SYSTEMS INC
filed 2001-02-14
CIK 1039065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                             __________________

                                   FORM 10-Q

(Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

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

                                YES   X       No _____
                                    -----

As of February 10, 2001 there were 9,083,468 shares of common stock outstanding.

                               OSI SYSTEMS, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                      PAGE NUMBER

     Item 1 -  Consolidated Financial Statements

               Consolidated Balance Sheets at December 31, 2000          3
               and June 30, 2000

               Consolidated Statements of Operations for the             4
               three and six months  ended December 31, 2000
               and December 31, 1999


               Consolidated Statements of Cash Flows for the             5
               six months ended December 31, 2000 and December
               31, 1999

               Notes to Consolidated Financial Statements                6
               (Unaudited)

     Item 2 -  Management's Discussion and Analysis of                  11
               Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 4 -  Submission of Matters to a Vote of Security Holders      15

     Item 6 -  Exhibits and Reports on Form 8-K                         15

     Signatures                                                         16

                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                         OSI SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share amounts)

                                                                                              December 31,          June 30,
                                                                                                 2000                 2000
                                                                                                 ----                 ----
                                 ASSETS

Current Assets:
     Cash and cash equivalents                                                              $        8,329       $       10,892
     Accounts receivable, net of allowance for doubtful accounts of $881 and $855
        at December 31, 2000 and June 30, 2000, respectively                                        31,766               29,890
     Other receivables                                                                               1,917                2,184
     Inventory                                                                                      35,025               30,920
     Prepaid expenses                                                                                1,292                  821
     Deferred income taxes                                                                           1,941                1,807
     Income taxes receivable                                                                           206                  193
                                                                                            --------------       --------------
                   Total current assets                                                             80,476               76,707

Property and Equipment, Net                                                                         14,348               14,248
Intangible and Other Assets, Net                                                                     9,676                9,052
Deferred income taxes                                                                                3,016                3,016
                                                                                            --------------       --------------
                   Total                                                                    $      107,516       $      103,023
                                                                                            ==============       ==============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank lines of credit                                                                   $        9,548       $        6,079
     Current portion of long-term debt                                                               4,026                2,641
     Accounts payable                                                                               13,146               12,728
     Accrued payroll and related expenses                                                            2,210                2,270
     Income taxes payable                                                                            2,925                1,586
     Advances from customers                                                                         1,241                  558
     Accrued warranties                                                                              1,672                1,805
     Other accrued expenses and current liabilities                                                  3,392                3,141
                                                                                            --------------       --------------
                   Total current liabilities                                                        38,160               30,808

Long-Term Debt                                                                                       6,548                7,698
Deferred Income Taxes                                                                                  162                  164
Minority interest                                                                                                           146
                                                                                            --------------       --------------
                   Total liabilities                                                                44,870               38,816

Shareholders' Equity

     Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at December 31, 2000 and June 30, 2000, respectively

     Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding
        9,078,428 and 9,349,750 shares at December 31, 2000 and June 30, 2000, respectively         46,046               47,357
     Retained earnings                                                                              18,635               18,787
     Accumulated other comprehensive loss                                                           (2,035)              (1,937)
                                                                                            --------------       --------------
                   Total shareholders' equity                                                       62,646               64,207
                                                                                            --------------       --------------
                   Total                                                                    $      107,516       $      103,023
                                                                                            ==============       ==============

          See accompanying notes to consolidated financial statements

                         OSI SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED  STATEMENTS OF OPERATIONS
                         (in thousands, except share and per share amounts)

                                                                  Three months ended December 31,     Six months ended December 31,
                                                                  -------------------------------     -----------------------------

                                                                          2000           1999               2000           1999
                                                                          ----           ----               ----           ----
Revenues                                                              $   27,996     $   26,507          $   52,880     $   51,462
Cost of goods sold                                                        20,046         19,441              37,987         37,200
                                                                      ----------     ----------          ----------     ----------

Gross profit                                                                7,950         7,066              14,893         14,262
Operating expenses:
     Selling, general and administrative                                    5,583         5,055              11,200         10,238
     Research and development                                               1,502         1,872               3,217          3,509
     Goodwill amortization                                                    129           137                 257            264
     Restrcuturing costs                                                                                                     1,898
                                                                      -----------    ----------          ----------     ----------
                   Total operating expenses                                 7,214         7,064              14,674         15,909
                                                                      -----------    ----------          ----------     ----------

Income (loss) from operations                                                 736             2                 219         (1,647)
Interest expense, net                                                         285           176                 589            299
Gain on sale of marketable securities                                                      (309)                              (309)
                                                                      -----------    ----------          ----------     ----------
Income (loss) before provision for income taxes and minority interest         451           135                (370)        (1,637)
Provision (benefit) for income taxes                                          100            78                 (70)          (313)
                                                                      -----------    ----------          ----------     ----------
Income (loss) before minority interest in net loss of subsidiary              351            57                (300)        (1,324)
Minority interest in net loss of subsidiary                                                  98                 146             98
                                                                      -----------    ----------          ----------     ----------
Net income (loss)                                                     $       351    $      155               ($154)       ($1,226)
                                                                      ===========    ==========          ==========     ==========
Earnings (loss) per common share                                      $      0.04    $     0.02              ($0.02)        ($0.13)
                                                                      ===========    ==========          ==========     ==========
Earnings (loss) per common share,assuming dilution                    $      0.04    $     0.02              ($0.02)        ($0.13)
                                                                      ===========    ==========          ==========     ==========
 Weighted average shares outstanding -assuming dilution                 9,311,229     9,393,548           9,310,199      9,421,195
                                                                      ===========    ==========          ==========     ==========

          See accompanying notes to consolidated financial statements

                     OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands)

                                                                                                Six months ended December 31,
                                                                                        ------------------------------------------

                                                                                              2000                        1999
                                                                                        -----------------           --------------
Cash flows from operating activities:
          Net loss                                                                               ($154)                  ($1,226)
          Adjustments to reconcile net loss to net cash used in operating activities:
                   Depreciation and amortization                                                 2,167                     2,057
                   Loss on sale of property and equipment                                          134
                   Deferred income taxes                                                          (244)                      (17)
                   Gain on sale of marketable securities available for sale                                                 (309)
                   Minority interest in net loss of subsidiary                                    (146)                      (98)
                   Changes in operating assets and liabilities:
                        Accounts receivable                                                     (2,159)                   (2,745)
                        Other receivables                                                          286                      (571)
                        Inventory                                                               (4,636)                   (2,928)
                        Prepaid expenses                                                          (477)                      (83)
                        Accounts payable                                                           617                     1,298
                        Accrued payroll and related expenses                                       (37)                     (388)
                        Income taxes payable                                                     1,375                       567
                        Prepaid income taxes receivable                                             17                       238
                        Advances from customers                                                    689                      (239)
                        Accrued warranty                                                          (130)                      (82)
                        Other accrued expenses and current liabilities                             335                       617

                                                                                        --------------              ------------
                                Net cash used in operating activities                           (2,363)                   (3,909)
                                                                                        --------------              ------------
Cash flows from investing activities:
          Purchases of property and equipment                                                   (1,714)                   (1,628)
          Proceeds from sale of property and equipment                                              16
          Proceeds from sale of marketable securities available for sale                                                   2,505
          (Increase) decrease in equity investments                                               (117)                       95
          Cash paid for business acquisitions, net of cash acquired                               (442)                   (1,342)
          Other assets                                                                            (361)                       12

                                                                                        --------------              -------------
                                Net cash used in investing activities                           (2,618)                     (358)
                                                                                        --------------              -------------
Cash flows from financing activities:
          Net proceeds (payment to) from bank lines of credits                                   3,478                    (4,575)
          Net proceeds on long-term debt                                                           239                    11,410
          Proceeds from exercise of stock options and warrants                                      36                        26
          Purchase of treasury stock                                                            (1,347)                   (1,820)

                                                                                        --------------              -------------
                                Net cash provided by financing activities                        2,406                     5,041
                                                                                        --------------              -------------

Effect of exchange rate changes on cash                                                             12                       106
                                                                                        --------------              -------------

Net (decrease) increase in cash and cash equivalents                                            (2,563)                      880
Cash and cash equivalents, beginning of period                                                  10,892                     7,241
                                                                                        --------------              -------------

Cash and cash equivalents, end of period                                                        $8,329                    $8,121
                                                                                        ==============              =============
Supplemental disclosures of cash flow information - Cash paid/(received) during the period for:
          Interest                                                                                $472                      $255
          Income taxes                                                                         ($1,243)                    ($989)

          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. OSI Systems, Inc. and its subsidiaries (collectively, the "Company") is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic and silicon pressure-sensor micro-structure technology. The Company designs and manufactures optoelectronic and silicon pressure-sensor devices and value-added subsystems for original equipment manufacturers in a broad range of applications, including security, medical diagnostics, telecommunications, gigabit ethernet and fiber optics, gaming, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan", "Secure" and "Metor" brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. The Company also manufactures and sells bone densitomers, which are used to provide bone loss measurements in the diagnosis of osteoporosis.

Consolidation. The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 31, 2000, the consolidated statements of operations for the three-month and six-month periods ended December 31, 2000 and 1999 and the consolidated statements of cash flows for the six month periods ended December 31, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2000 included in the Company's Annual Report on Form 10K as filed with the Commission on September 27, 2000. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2001.

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

Effective July 1, 2000, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on the Company's financial position or result of operations for the quarter and six months ended December 31, 2000.

Financial Instruments - The Company enters into forward foreign exchange contracts principally to hedge currency fluctuation in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. The Company does not use the contracts for trading purposes. As of December 31, 2000, the total notional amount of all outstanding foreign currency contracts was $1.5 million. The estimated fair value of foreign currency contracts was not material.

Inventory. Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory at December 31, 2000 and June 30, 2000 consisted of the following (in thousands):

                                                  December 31,     June 30,
                                                     2000            2000

Raw Materials...................................    $18,463         $16,877
Work-in-process.................................      6,977           6,619
Finished goods..................................      9,585           7,424
                                                    -------         -------
 Total..........................................    $35,025         $30,920
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

                                                                        For the Quarter ended December 31,
                                                              -------------------------------------------------------

                                                                   2000                                      1999
                                                              -------------                              ------------

                                                 Income       Shares          Per-Share    Income        Shares        Per-Share
                                                 (Numerator)  (Denominator)   Amount       (Numerator)   (Denominator)  Amount
Earnings per common share
Income available to
   common stockholders                           $351,000      9,265,095      $0.04        $155,000      9,320,695       $0.02
                                                                              =====                                      =====

Effect of Dilutive Securities
Options, treasury stock method                                    46,134                                    72,853
                                                 -----------------------                   -----------------------

Earnings per common share assuming dilution
Income available to common
   stockholder, assuming dilution                $351,000      9,311,229      $0.04        $155,000      9,393,548       $0.02
                                                 ==================================        ===================================

                                                                         For the six months ended December 31,
                                                              ------------------------------------------------------

                                                                   2000                                     1999
                                                              -------------                              -----------

                                                 Loss         Shares          Per-Share    Loss          Shares        Per-Share
                                                 (Numerator)  (Denominator)   Amount       (Numerator)   (Denominator) Amount

Earnings per common share
Loss to common stockholders                      ($154,000)   9,310,199       ($0.02)      ($1,226,000)  9,421,195     ($0.13)
                                                                              ======                                   ======

Effect of Dilutive Securities
Options, treasury stock method
                                                 ----------------------                    -----------------------
Earnings per common share assuming dilution
Loss to common stockholders,
   assuming dilution                             ($154,000)   9,310,199       ($0.02)      ($1,226,000)  9,421,195     ($0.13)
                                                 ===================================       ==================================

Comprehensive Income - Comprehensive income is computed as follows (in thousands):

                                                                                  For the quarter             For the six months
                                                                                 ended December 31,            ended December 31,
                                                                                2000           1999            2000         1999
                                                                          ---------------------------        ---------------------
Net income (loss)                                                              $351             $155            ($154)    ($1,226)
                                                                          --------------------------         --------------------
Other comprehensive income (loss), net of taxes:
  Foreign currency translation adjustments                                      484             (431)             (98)         63
  Unrealized gains on marketable securities available for sale                                   427                          486
                                                                          --------------------------         --------------------
Other comprehensive income (loss)                                               484               (4)             (98)        549

                                                                          --------------------------         --------------------
Comprehensive income (loss)                                                    $835             $151            ($252)      ($677)
                                                                          ==========================         ====================

Segment information. The company's operating locations include the North America (United States and Canada), Europe(United Kingdom, Denmark, Finland and Norway) and Asia(Singapore and Malaysia). The company's operations by geographical areas are as follows (in thousands);

                                                                      Three months ended December 31, 2000
                                                          --------------------------------------------------------------
                                                            North
                                                           America      Europe      Asia    Eliminations    Consolidated
                                                          --------------------------------------------------------------
Revenues                                                  $  21,000    $  5,869   $  1,127                  $     27,996
Transfer between geographical areas                       $   2,254    $  1,152   $  7,760  $    (11,166)
                                                          --------------------------------------------------------------
Net revenues                                              $  23,254    $  7,021   $  8,887  $    (11,166)   $     27,996
                                                          ==============================================================

Income (loss) from operations                             $    (709)   $    249   $    989  $        207    $        736
                                                          ==============================================================

                                                                      Six months ended December 31, 2000
                                                          --------------------------------------------------------------
                                                            North
                                                           America     Europe       Asia    Eliminations    Consolidated
                                                          --------------------------------------------------------------

Revenues                                                  $  36,606    $ 13,138   $  3,136                  $     52,880
Transfer between geographical areas                       $   4,535    $  2,591   $ 13,544  $    (20,670)
                                                          --------------------------------------------------------------
Net revenues                                              $  41,141    $ 15,729   $ 16,680  $    (20,670)   $     52,880
                                                          ==============================================================
Income (loss) from operations                             $  (2,333)   $    882   $  1,525  $        145    $        219
                                                          ==============================================================

                                                                      Three months ended December 31, 1999
                                                          --------------------------------------------------------------
                                                            North
                                                           America     Europe       Asia    Eliminations    Consolidated
                                                          --------------------------------------------------------------
Revenues                                                  $  14,798    $  9,166   $  2,543                  $     26,507
Transfer between geographical areas                       $  15,004    $  1,199   $  5,264  $    (21,467)
                                                          --------------------------------------------------------------
Net revenues                                              $  29,802    $ 10,365   $  7,807  $    (21,467)   $     26,507
                                                          ==============================================================
Income (loss) from operations                             $  (1,041)   $    298   $  1,382  $       (637)   $          2
                                                          ==============================================================

                                                                      Six months ended December 31, 1999
                                                          --------------------------------------------------------------
                                                            North
                                                           America     Europe       Asia    Eliminations    Consolidated
                                                          --------------------------------------------------------------

Revenues                                                  $  30,282    $ 17,233   $  3,947                  $     51,462
Transfer between geographical areas                       $  17,018    $  2,169   $ 10,646  $    (29,833)
                                                          --------------------------------------------------------------
Net revenues                                              $  47,300    $ 19,402   $ 14,593  $    (29,833)   $     51,462
                                                          ==============================================================
Income (loss) from operations                             $  (2,142)   $ (1,431)  $ 29,708  $       (782)   $     (1,647)
                                                          ==============================================================

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

Results of Operations

Revenues. Revenues consist of sales of optoelectronic and pressure sensor devices, medical imaging systems and security and inspection products. Revenues are recorded net of all inter-company transactions. Revenues increased by 5.6% to $28.0 million for the three months ended December 31, 2000, compared to $26.5 million for the comparable prior year period. For the six months ended December 31, 2000, revenues increased by 2.8% to $52.9 million from $51.5 million for the comparable prior year period. Revenues for the three months ended December 31, 2000 from optoelectronic devices, value added subsystems and medical imaging systems were $15.7 million, or approximately 56.1% of the Company's revenues, and revenues from security and inspection products were $12.3 million, or approximately 43.9% of the Company's revenues. Revenues for the six months ended December 31, 2000 from optoelectronic devices, value added subsystems and medical imaging systems were $29.2 million, or approximately 55.2%, of the Company's revenues from security and inspection products were $23.7 million, or approximately 44.8% of the Company's revenues. The increase in revenues from sales of optoelectronic devices, value added subsystems and medical imaging systems for the quarter and six months ended December 31, 2000 was primarily due to increased sales of fiber optics and silicon pressure sensors and was offset in part by decreased sales of the discontinued product line of data/video projector systems. The increase in revenues from sale of security and inspection products for the quarter and six months ended December 31, 2000 was primarily due to the shipment of a large domestic order.

Gross Profit. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by 12.5% to $8.0 million for the three months ended December 31, 2000, compared to $7.1 million for the comparable prior year period. For the six months ended December 31, 2000, gross profit increased by 4.4% to $14.9 million, compared to $14.3 million for the comparable prior year period. As a percentage of revenues, gross profit increased in the quarter and six months to 28.4% and 28.2% this year, from 26.7% and 27.7% last year, respectively. The increase in gross profit was due to improved product mix and discontinuation of the data/video projector systems product line, which had lower gross margin.

Selling, General and Administrative. Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, and professional service fees and marketing expenses. For the three months ended December 31, 2000, such expenses increased 10.4% to $5.6 million, compared to $5.1 million for the comparable prior year period. For the six months ended December 31, 2000, such expenses increased by 9.4% to $11.2 million, compared to $10.2 million for the comparable prior year period. As a percentage of revenues, selling, general and administrative expenses increased in the quarter and six months to 19.9% and 21.2% this year, from 19.1% and 19.9% last year, respectively. The increase in expenses for the quarter and six months was primarily due to the increased legal and professional fees and increased administrative expenses.

Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended December 31, 2000, such expenses decreased 19.8% to $1.5 million, compared to $1.9 million for the comparable prior year period. For the six months ended December 31, 2000, such expenses decreased 8.3% to $3.2 million, compared to $3.5 million for the comparable prior year period. As a percentage of revenues, research and development expenses decreased in the three month and six month periods to 5.4% and 6.1% this year from 7.1% and 6.8% last year, respectively. The decrease in expenses for the quarter and six months ended December 31, 2000 was primarily due to deploying certain research and development personnel to the manufacturing of products, offset in part by increased research spending for medical and fiber optic products.

Restructuring Costs. In August 1999, the Company decided to close the operations of Osteometer in Denmark, and relocate certain of these operations to the Company's U.S. facilities. For the six months ended December 31, 1999, the Company recorded restructuring costs of $1.9 million related to the closure of the Osteometer facility in Denmark. These costs were associated primarily with the termination of certain employees, commitments and other facility closure costs. The Company has completed the closure of the Osteometer facility in Denmark and does not anticipate any future expenses.

Income (Loss) from Operations. For the three months ended December 31, 2000, the Company had income from operations of $736,000 compared to $2,000 for the three months ended December 31, 1999. For the six months ended December 31, 2000, the Company had income from operations of $219,000 compared to loss from operations of $1.6 million for the comparable prior year period. Excluding the non-recurring restructuring costs of $1.9 million in the six months ended December 31, 1999, income from operations for six months ended December 31, 1999 was $251,000. Income from operations for the three months ended December 31, 2000 increased due to increased gross margin, reduced research and development expenses and was offset in part by increased selling, general and administrative expenses.

Interest Expense. For the three months ended December 31, 2000, the Company incurred net interest expense of $285,000, compared to net interest expense of $176,000 for the three months ended December 31, 1999. For the six months ended December 31, 2000, the Company incurred net interest expense of $589,000, compared to net interest expense of $299,000 for the six months ended December 31, 1999. The increase in net interest expense for the three and six months ended December 31, 2000 was due to increased borrowing on the Company's lines of credit and a reduction in short term investments which were used for working capital and acquisitions.

Provision (Benefit) for Income Taxes. Provision for income taxes increased to $100,000 for the three months ended December 31, 2000, compared to $78,000 for the three months ended December 31, 1999. For the six months ended December 31, 2000, the Company had an income tax benefit of $70,000 compared to a income tax benefit of $313,000 for the six months ended December 31, 1999. The change in income tax was due to a mix in income from U.S. and foreign operations.

Net Income (Loss). For the reasons outlined above, the Company had net income of $351,000 and a net loss of $154,000 for the three and six months ended December 31, 2000, compared to net income of $155,000 and a net loss of $1.2 million for the three and six months ended December 31, 1999, respectively. The six months ended December 31, 1999 included non-recurring restructuring costs of $1.9 million ($1.5 million net of income taxes).

Liquidity and Capital Resources

The Company's operations used net cash of $2.4 million during the six months ended December 31, 2000. The amount of net cash used by operations reflects increases in accounts receivable, inventory and prepaid expenses. Net cash used in operations was offset in part by an increase in accounts payable, income taxes payable, advances from customers, and other accrued expenses and current liabilities and reduction in other receivables. The increase in accounts receivable is mainly due to the increased sales, and the timing of shipments of certain large contracts. The increase in inventory is due to a change in product mix and a longer intercompany in transit time due to certain manufacturing being moved to Malaysia from the United States and the United Kingdom.

Net cash used in investing activities was $2.6 million and $358,000 for the six months ended December 31, 2000 and 1999, respectively. In the six month period ended December 31, 2000, net cash used in investing activities reflects cash used in business acquisitions and the purchase of property and equipment. In the six months ended December 31, 1999, the net cash used in investing activities reflects primarily cash used in business acquisitions and the purchase of property and equipment and was offset in part by proceeds received from the sale of marketable securities.

Net cash provided by financing activities was $2.4 million and $5.0 million for the six months ended December 31, 2000 and 1999, respectively. During the six months ended December 31, 2000, net cash provided by financing activities resulted primarily from borrowings under the Company's working capital lines of credit and was offset in part by the purchase of the Company's common stock pursuant to its stock repurchase program.

In March 1999, the Company announced a stock repurchase program of up to 2,000,000 shares of its common stock. Through February 10, 2001, the Company repurchased 770,500 shares at an average price $4.68 per share. The stock repurchase program did not have a material effect on the Company's liquidity and is not expected to have a material effect on liquidity in subsequent quarters. The Company retired the repurchased shares. The shares are included as a deduction from issued and outstanding common shares in the accompanying financial statements.

The Company anticipates that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future. The Company was in violation of a covenant for the three months ended December 31, 2000. The covenant was waived by the bank for the three months ended December 31, 2000 only. The Company is currently negotiating the renewal of loan facilities with its existing lender. These loan facilities were to expire in November 2000; however these facilities have been extended through February 28, 2001.

Foreign Currency Translation. The accounts of the Company's operations in Singapore, Malaysia, England, Norway, Denmark, Finland and Canada are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling, Norwegian kroner, Danish kroner, Finnish markka and Canadian dollars, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of accumulated other comprehensive income. Net transaction gain (loss) of approximately $79,000 and ($67,000) were included in the Company's results for the six months ended December 31, 2000 and 1999, respectively.

Inflation. The Company does not believe that inflation has had a material impact on its results of operations for the six months ended December 31, 2000.

Item 4.   Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on November 16, 2000, the following
actions   were taken:

     1.   Election of Directors

          Name                   For                   Withheld
          ----                   ---                   --------
          Deepak Chopra          7,829,654              560,865
          Ajay Mehra             7,829,654              560,865
          Steven C. Good         7,829,654              560,865
          Meyer Luskin           7,829,654              560,865
          Madan G. Syal          7,829,654              560,865

     2. Ratification of Deloitte & Touche L.L.P. as independent auditors for the year ending June 30, 2001.

          For                    3,881,972
          Against                  830,423
          Abstain                   40,387

     3. Ratification to an amendment to the OSI Systems, Inc. 1997 Stock Option Plan.

          For                    3,881,972
          Against                  830,423
          Abstain                   40,387
          Broker non votes       3,637,737


Item 6.   Exhibits and Reports of Form 8-K

a.   Exhibits

     None


b.   Reports on Form 8-K

     None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 14th day of February 2001.


                         OSI Systems, Inc.
                         -----------------





                         By: /s/ Deepak Chopra
                            -----------------------
                            Deepak Chopra
                            President and
                            Chief Executive Officer


                         By: /s/ Ajay Mehra
                            -----------------------
                            Ajay Mehra
                            Vice President and
                            Chief Financial Officer