Form 10-Q
period 2001-03-31
OSI SYSTEMS INC
filed 2001-05-14
CIK 1039065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549
                              __________________

                                   FORM 10-Q
(Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

As of May 10, 2001 there were 8,916,968 shares of common stock outstanding.

                               OSI SYSTEMS, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                      PAGE NUMBER

      Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets at March                       3
               31, 2001 and June 30, 2000

               Consolidated Statements of Operations                      4
               for the three and nine months ended
               March 31, 2001 and March 31, 2000

               Consolidated Statements of Cash Flows                      5
               for the nine months ended March 31,
               2001 and March 31, 2000

               Notes to Consolidated Financial                            6
               Statements

      Item 2 - Management's Discussion and Analysis of                   11
               Financial Condition and Results of Operations

PART II - OTHER INFORMATION

      Item 6 - Exhibits and Reports on Form 8-K                          15

      Signatures                                                         15

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  OSI SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share amounts)


                                                                                               March 31,           June 30,
                                                                                                 2001                2000
                                                                                              ------------      -------------
                                ASSETS

Current Assets:
     Cash and cash equivalents                                                                   $  7,604           $ 10,892
     Accounts receivable, net of allowance for doubtful accounts of $1,043 and $855
        at March 31, 2001 and June 30, 2000, respectively                                          30,017             29,890
     Current portion of note receivable                                                             1,130
     Other receivables                                                                              1,809              2,184
     Inventory                                                                                     31,756             30,920
     Prepaids                                                                                       1,720                821
     Deferred income taxes                                                                          1,921              1,807
     Income taxes receivable                                                                          253                193
                                                                                           --------------     --------------
                Total current assets                                                               76,210             76,707

Property and Equipment, Net                                                                        13,491             14,248
Intangible and Other Assets, Net                                                                    8,800              9,052
Deferred Income Taxes                                                                               3,016              3,016
                                                                                           --------------     --------------
                Total                                                                            $101,517           $103,023
                                                                                           ==============     ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank lines of credit                                                                        $  3,532           $  6,079
     Current portion of long-term debt                                                              2,663              2,641
     Accounts payable                                                                              10,138             12,728
     Accrued payroll and related expenses                                                           2,879              2,270
     Income taxes payable                                                                           3,687              1,586
     Advances from customers                                                                        2,209                558
     Accrued warranties                                                                             1,716              1,805
     Other accrued expenses and current liabilities                                                 3,208              3,141
                                                                                           --------------     --------------
                Total current liabilites                                                           30,032             30,808

Long-Term Debt                                                                                      7,662              7,698
Deferred Income Taxes                                                                                 162                164
Minority interest                                                                                                        146
                                                                                           --------------     --------------
                Total liabilities                                                                  37,856             38,816

Shareholders' Equity
     Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at March 31, 2001 and June 30, 2000, respectively
     Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding 8,916,968 and 9,349,750 shares at March 31, 2001 and June 30,
         2000, respectively                                                                        45,373             47,357
     Retained earnings                                                                             21,173             18,787
     Accumulated other comprehensive loss                                                          (2,885)            (1,937)
                                                                                           --------------     --------------
                Total shareholders' equity                                                         63,661             64,207
                                                                                           --------------     --------------
                Total                                                                            $101,517           $103,023
                                                                                           ==============     ==============

          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)


                                                            Three months ended March 31,       Nine months ended March 31,
                                                            ----------------------------       ---------------------------
                                                                2001            2000              2001             2000
                                                            ----------       -----------       ----------       -----------
Revenues                                                    $   29,379       $   31,776        $   82,259       $   83,238
Cost of goods sold                                              21,506           23,427            59,493           60,627
                                                            ----------       ----------        ----------       ----------
Gross profit                                                     7,873            8,349            22,766           22,611
Operating expenses:
     Selling, general and administrative                         5,258            4,928            16,458           15,166
     Research and development                                    1,765            2,091             4,982            5,600
     Goodwill amortization                                         132              134               389              398
     Restrcuturing costs                                                                                             1,898
                                                            ----------       ----------        ----------       ----------
              Total operating expenses                           7,155            7,153            21,829           23,062
                                                            ----------       ----------        ----------       ----------
Income (loss) from operations                                      718            1,196               937             (451)
Interest expense, net                                              276              201               865              500
Gain on sale of subsidiary                                      (2,967)                            (2,967)
Gain on sale of marketable securities                                                                                 (309)
                                                            ----------       ----------        ----------       ----------
Income (loss) before provision for income taxes and
 minority interest                                               3,409              995             3,039             (642)
Provision (benefit) for income taxes                               869              284               799              (29)
                                                            ----------       ----------        ----------       ----------
Income (loss) before minority interest in net loss
 of subsidiary                                                   2,540              711             2,240             (613)
Minority interest in net loss of subsidiary                                         130               146              228
                                                            ----------       ----------        ----------      -----------
Net income (loss)                                           $    2,540       $      841        $    2,386            ($385)
                                                            ==========       ==========        ==========      ===========
Earnings (loss) per common share                            $     0.28       $     0.09        $     0.26           ($0.04)
                                                            ==========       ==========        ==========      ===========
Earnings (loss) per common share,assuming dilution          $     0.28       $     0.09        $     0.26           ($0.04)
                                                            ==========       ==========        ==========      ===========
Weighted average shares outstanding                          9,007,468        9,310,074         9,209,289        9,384,155
                                                            ==========       ==========        ==========      ===========
Weighted average shares outstanding -assuming dilution       9,032,638        9,614,631         9,225,122        9,384,155
                                                            ==========       ==========        ==========      ===========

          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                       Nine months ended March 31,
                                                                                       ---------------------------
                                                                                          2001             2000
                                                                                       ----------        ---------
Cash flows from operating activities:
     Net Income (loss)                                                                  $  2,386           ($385)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
             Depreciation and amortization                                                 3,359           3,110
             Loss on sale of property and equipment                                          140              15
             Deferred income taxes                                                          (244)            (17)
             Gain on sale of subsidiary                                                   (2,967)
             Gain on sale of marketable securities available for sale                                       (309)
             Minority interest in net loss of subsidiary                                    (146)           (228)
             Changes in operating assets and liabilities:
                Accounts receivable                                                       (2,161)         (6,862)
                Other receivables                                                            350             174
                Inventory                                                                 (4,254)         (4,688)
                Prepaids                                                                    (972)           (467)
                Accounts payable                                                          (1,862)          4,152
                Accrued payroll and related expenses                                         818             327
                Income taxes payable                                                       2,142             926
                Income taxes receivable                                                      (36)            125
                Advances from customers                                                    1,670            (166)
                Accrued warranties                                                           (78)           (108)
                Other accrued expenses and current liabilities                               109           1,019
                                                                                      -----------        --------
                         Net cash used in operating activities                            (1,746)         (3,382)
                                                                                      -----------        --------

Cash flows from investing activities:
     Purchases of property and equipment                                                  (3,017)         (2,350)
     Proceeds from sale of property and equipment                                            496               6
     Proceeds from sale of marketable securities available for sale                                        2,505
     (Increase) decrease in equity investments                                              (121)             93
     Cash received for business disposition, net of disposition costs                      5,961
     Cash paid for business acquisitions, net of cash acquired                              (442)         (1,325)
     Cash received on note receivable                                                        250
     Other assets                                                                           (201)            (28)
                                                                                      -----------        --------
                         Net cash provided by (used in) investing activities               2,926          (1,099)
                                                                                      -----------        --------

Cash flows from financing activities:
     Net payment to bank lines of credits                                                 (2,506)         (4,567)
     Net (payments) proceeds on long-term debt                                                (7)         10,015
     Proceeds from exercise of stock options and warrants                                     58             342
     Purchase of treasury stock                                                           (2,042)         (1,820)
                                                                                      -----------        --------
                         Net cash (used in) provided by financing activities              (4,497)          3,970
                                                                                      -----------        --------

Effect of exchange rate changes on cash                                                       29              11
                                                                                      -----------        --------
Net decrease in cash and cash equivalents                                                 (3,288)           (500)
Cash and cash equivalents, beginning of period                                            10,892           7,241
                                                                                      -----------        --------
Cash and cash equivalents, end of period                                              $    7,604         $ 6,741
                                                                                      ===========        ========

Supplemental disclosures of cash flow information - Cash paid/(received) during the period for:
     Interest                                                                         $      745         $   467
     Income taxes                                                                        ($1,316)          ($943)

          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. OSI Systems, Inc. and its subsidiaries (collectively, the "Company") is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic technology. The Company designs and manufactures optoelectronic and devices and value-added subsystems for original equipment manufacturers in a broad range of applications, including security, medical diagnostics, telecommunications, gigabit ethernet and fiber optics, gaming, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan", "Secure" and "Metor" brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. The Company also manufactures and sells bone densitometers, which are used to provide bone loss measurements in the diagnosis of osteoporosis.

Consolidation. The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations for the three-month and nine-month periods ended March 31, 2001 and 2000 and the consolidated statements of cash flows for the nine month periods ended March 31, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2000 included in the Company's Annual Report on Form 10K as filed with the Commission on September 27, 2000. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2001. Certain amounts related to the prior periods have been reclassified to confirm to the current year presentation.

Recent Developments - In August 2000, the Company acquired substantially all the assets of Square One Technology for total consideration consisting of: $228,000 in cash, a $30,000 advance for future royalties, the return of the Square One stock held by the Company with a carrying value of $259,000, and an agreement to pay royalties equal to ten percent of net sales of the Square One products in the next five years, up to a maximum of $1.0 million. The cash consideration of $228,000 approximates the fair value of the tangible assets acquired.

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

The Company sold all of the outstanding stock of its wholly owned subsidiary, Silicon Microstructures, Inc. ("SMI") to Elmos Semiconductor AG of Germany for $6.0 million in cash. In connection with the transaction, the Company's UDT Sensors, Inc. ("UDT") subsidiary sold certain capital equipment to SMI for $462,000 in cash. The transaction was completed on March 31, 2001. The sale agreement also includes a three year commitment from UDT to supply four inch silicon foundry wafers to SMI and to dedicate limited manufacturing facilities to be used by SMI, for its etching operations. The total pre-tax gain on the transaction was $3.0 million.

In April 2001, as a result of the acquisition of a company in which the Company had an equity investment of $300,000, the Company received a total consideration of $1.4 million. This resulted a pre-tax gain of $1.1 million and will be recorded in the quarter ending June 30, 2001. This consideration does not include a hold back of approximately $167,000.

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

Effective July 1, 2000, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on the Company's financial position or result of operations for the quarter and nine months ended March 31, 2001.

Financial Instruments - The Company enters into forward foreign exchange contracts principally to hedge currency fluctuation in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. The Company does not use the contracts for trading purposes. As of March 31, 2001, the total notional amount of all outstanding foreign currency contracts was $1.4 million. The estimated fair value of foreign currency contracts was not material.

Inventory. Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory at March 31, 2001 and June 30, 2000 consisted of the following (in thousands):

                                     March 31,   June 30,
                                       2001        2000

Raw Materials....................     $15,403    $16,877
Work-in-process..................       6,835      6,619
Finished goods...................       9,518      7,424
                                      -------    -------
   Total.........................     $31,756    $30,920
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

                                                                            For the Quarter ended March 31,
                                                               ---------------------------------------------------------
                                                                    2001                                       2000
                                                               -------------                               -------------
                                                 Income        Shares          Per-Share    Income         Shares          Per-Share
                                                 (Numerator)   (Denominator)   Amount       (Numerator)    (Denominator)   Amount
Earnings per common share
Income available to
   common stockholders                           $2,540,000      9,007,468       $0.28      $  841,000     9,310,074         $0.09
                                                                               ========                                   ==========

Effect of Dilutive Securities
Options, treasury stock method                                      25,170                                   304,557
                                                 -------------------------                 -----------------------------------------

Earnings per common share assuming dilution
Income available to common
   stockholder, assuming dilution                $2,540,000      9,032,638       $0.28        $841,000     9,614,631         $0.09
                                                 ======================================    =========================================

                                                                            For the Quarter ended March 31,
                                                               ---------------------------------------------------------
                                                                    2001                                       2000
                                                               -------------                               -------------
                                                 Income        Shares          Per-Share    Income         Shares          Per-Share
                                                 (Numerator)   (Denominator)   Amount       (Numerator)    (Denominator)   Amount
Earnings per common share
Income (loss) available to
   common stockholders                           $2,386,000      9,209,289       $0.26       ($385,000)    9,384,155         ($0.04)
                                                                               ========                                   ==========

Effect of Dilutive Securities
Options, treasury stock method                                      15,833
                                                 -------------------------                 -----------------------------------------

Earnings per common share assuming dilution
Income (loss) available to common
   stockholder, assuming dilution                $2,386,000      9,225,122       $0.26       ($385,000)    9,384,155         ($0.04)
                                                 ======================================    =========================================

Comprehensive Income - Comprehensive income is computed as follows (in thousands):

                                                                         For the quarter                For the nine months
                                                                         ended March 31,                   ended March 31,
                                                                         2001         2000               2001          2000
                                                                     -------------------------        -------------------------
Net income (loss)                                                      $2,540        $ 841              $2,386         ($385)
                                                                     -------------------------        -------------------------
Other comprehensive income (loss), net of taxes:
  Foreign currency translation adjustments                              (850)         (827)               (948)         (764)
  Unrealized gains on marketable securities available for sale                                                           486
                                                                     -------------------------        -------------------------
Other comprehensive income (loss)                                       (850)         (827)               (948)         (278)
                                                                     -------------------------        -------------------------
Comprehensive income (loss)                                            $1,690        $  14              $1,438         ($663)
                                                                     =========================        =========================

Segment Information. The company's operating locations include the North America (United States and Canada), Europe (United Kingdom, Denmark, Finland and Norway) and Asia (Singapore and Malaysia). The company's operations by geographical areas are as follows (in thousands):

                                                                Three months ended March 31, 2001
                                                 -----------------------------------------------------------------
                                                  North
                                                 America     Europe       Asia       Eliminations    Consolidated
                                                 -----------------------------------------------------------------
Revenues                                         $21,037     $ 6,786     $ 1,556                       $   29,379
Transfer between geographical areas              $ 2,417     $ 1,001     $ 7,822       $(11,240)
                                                 -----------------------------------------------------------------
Net revenues                                     $23,454     $ 7,787     $ 9,378       $(11,240)       $   29,379
                                                 =================================================================
Income (loss) from operations                    $  (368)    $   (79)    $ 1,315       $   (150)       $      718
                                                 =================================================================

                                                                  Nine months ended March 31, 2001
                                                 -----------------------------------------------------------------
                                                  North
                                                 America     Europe       Asia       Eliminations    Consolidated
                                                 -----------------------------------------------------------------
Revenues                                         $57,643     $19,924     $ 4,692                       $   82,259
Transfer between geographical areas              $ 6,952     $ 3,592     $21,366       $(31,910)
                                                 -----------------------------------------------------------------
Net revenues                                     $64,595     $23,516     $26,058       $(31,910)       $   82,259
                                                 =================================================================
Income (loss) from operations                    $(2,701)    $   803     $ 2,840       $     (5)        $   937
                                                 =================================================================

                                                                Three months ended March 31, 2000
                                                 -----------------------------------------------------------------
                                                  North
                                                 America     Europe       Asia       Eliminations    Consolidated
                                                 -----------------------------------------------------------------
Revenues                                         $16,224     $12,934     $ 2,618                        $  31,776
Transfer between geographical areas              $ 1,600     $ 1,511     $ 5,972       $ (9,083)
                                                 -----------------------------------------------------------------
Net revenues                                     $17,824     $14,445     $ 8,590       $ (9,083)        $  31,776
                                                 =================================================================
Income (loss) from operations                    $  (381)    $  (513)    $ 2,158       $    (68)        $   1,196
                                                 =================================================================

                                                                  Nine months ended March 31, 2000
                                                 -----------------------------------------------------------------
                                                  North
                                                 America     Europe       Asia       Eliminations    Consolidated
                                                 -----------------------------------------------------------------
Revenues                                         $46,506     $30,167     $ 6,565                        $  83,238
Transfer between geographical areas              $ 5,803     $ 3,680     $16,618       $(26,101)
                                                 -----------------------------------------------------------------
Net revenues                                     $52,309     $33,847     $23,183       $(26,101)        $  83,238
                                                 =================================================================
Income (loss) from operations                    $(2,523)    $(1,944)    $ 4,866       $   (850)        $    (451)
                                                 =================================================================

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

Results of Operations

Revenues. Revenues consist of sales of optoelectronic and pressure sensor devices, medical imaging systems and security and inspection products. Revenues are recorded net of all inter-company transactions. Revenues decreased by 7.5% to $29.4 million for the three months ended March 31, 2001, compared to $31.8 million for the comparable prior year period. For the nine months ended March 31, 2001, revenues decreased by 1.2% to $82.3 million from $83.2 million for the comparable prior year period. Revenues for the three months ended March 31, 2001 from optoelectronic devices, value added subsystems and medical imaging systems, were $16.7 million, compared to $17.9 million for the comparable prior year period and revenues from security and inspection products were $12.7 million compared to $13.9 million for the comparable prior year period. Revenues for the nine months ended March 31, 2001 from optoelectronic devices, value added subsystems and medical imaging systems were $44.2 million, compared to $46.7 million for the comparable prior year period and revenues from security and inspection products were $38.1 million, compared to $36.5 million for the comparable prior year period. The decrease in revenues from sales of optoelectronic devices, value added subsystems and medical imaging systems for the quarter and nine months ended March 31, 2001 was primarily due to decreased sales of the discontinued product line of data/video projector systems and was offset in part by increased sales of fiber optics and sales to the weapon simulation market. Revenues from the sales of data/video projector systems for the three and nine months ended March 31, 2001 were $0 and $1.0 million, compared to $5.5 million and $7.6 million respectively, for the comparable prior year periods. The decrease in revenues from sale of security and inspection products for the quarter was primarily due to the timing of the shipment of large orders.

Gross Profit. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit decreased by 5.7% to $7.9 million for the three months ended March 31, 2001, compared to $8.3 million for the comparable prior year period. For the nine months ended March 31, 2001, gross profit increased by 0.7% to $22.8 million, compared to $22.6 million for the comparable prior year period. As a percentage of revenues, gross profit increased in the quarter and nine months to 26.8% and 27.7% this year, from 26.3% and 27.2% last year, respectively. The decrease in gross margin in the quarter was due to lower sales and an increase in gross margin as a percentage of revenues was due to discontinuation of the data/video projector systems product line, which had a lower gross margin.

Selling, General and Administrative. Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, and professional service fees and marketing expenses. For the three months ended March 31, 2001, such expenses increased 6.7% to $5.3 million, compared to $4.9 million for the comparable prior year period. For the nine months ended March 31, 2001, such expenses increased by 8.5% to $16.5 million, compared to $15.2 million for the comparable prior year period. As a percentage of revenues, selling, general and administrative expenses increased in the quarter and nine months to 17.9% and 20.0% this year, from 15.5% and 18.2% last year, respectively. The increase in expenses for the quarter and nine months was primarily due to increased administrative expenses, legal and professional fees and an increase in provision for doubtful receivables, offset in part by proceeds of $409,000 from the settlement of certain litigation.

Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended March 31, 2001, such expenses decreased 15.6% to $1.8 million, compared to $2.1 million for the comparable prior year period. For the nine months ended March 31, 2001, such expenses decreased 11.0% to $5.0 million, compared to $5.6 million for the comparable prior year period. As a percentage of revenues, research and development expenses decreased in the quarter and nine month periods to 6.0% and 6.1% this year from 6.6% and 6.7% last year, respectively. The decrease in expenses for the quarter and nine months ended March 31, 2001 was primarily due to deploying certain research and development personnel to the manufacturing of products, offset in part by increased research spending for medical and fiber optic products.

Restructuring Costs. In August 1999, the Company decided to close the operations of Osteometer in Denmark, and relocate certain of these operations to the Company's U.S. facilities. For the nine months ended March 31, 2000, the Company recorded restructuring costs of $1.9 million related to the closure of the Osteometer facility in Denmark. These costs were associated primarily with the termination of certain employees, commitments and other facility closure costs. The Company has completed the closure of the Osteometer facility in Denmark and does not anticipate any future expenses.

Income (Loss) from Operations. For the three months ended March 31, 2001, the Company had income from operations of $718,000 compared to $1.2 million for the three months ended March 31, 2000. For the nine months ended March 31, 2001, the Company had income from operations of $937,000 compared to a loss from operations of $451,000 for the comparable prior year period. Excluding the non-recurring restructuring costs of

$1.9 million in the nine months ended March 31, 2000, income from operations for the nine months ended March 31, 2000 was $1.4 million. Income from operations for the three months ended March 31, 2001 decreased due to a lower gross margin, increased selling, general and administration expenses and was offset in part by reduced research and development expenses. Excluding the restructuring charge of $1.9 million in the period ended March 31, 2000, income from operations for the nine months ended March 31, 2001 decreased due to increased selling, general and administrative expenses and was offset in part by reduced research and development expenses.

Interest Expense. For the three months ended March 31, 2001, the Company incurred net interest expense of $276,000, compared to net interest expense of $201,000 for the three months ended March 31, 2000. For the nine months ended March 31, 2001, the Company incurred net interest expense of $865,000, compared to net interest expense of $500,000 for the nine months ended March 31, 2000. The increase in net interest expense for the three and nine months ended March 31, 2001 was due to higher average amount outstanding on the Company's lines of credit and a reduction in short term investments which were used for working capital and acquisitions.

Gain on Sale of Subsidiary. On March 31, 2001, the Company sold all of the outstanding stock of its wholly owned subsidiary SMI to Elmos Semiconductor AG of Germany for $6.0 million in cash resulting in a gain of $3.0 million. In addition, as a part of the agreement, $2.2 million of the accounts payable by SMI to the Company as a result of intercompany transactions was converted to a note receivable payable by the buyer over a period of four and a half years.

Provision (Benefit) for Income Taxes. Provision for income taxes increased to $869,000 for the three months ended March 31, 2001, compared to $284,000 for the three months ended March 31, 2000. For the nine months ended March 31, 2001, the Company had an income tax provision of $799,000 compared to a income tax benefit of $29,000 for the nine months ended March 31, 2000. The change in provision (benefit) for income taxes was due to a mix in income from U.S. and foreign operations.

Net Income (Loss). For the reasons outlined above, the Company had net income of $2.5 million and $2.4 million for the three and nine months ended March 31, 2001, compared to net income of $841,000 and a net loss of $385,000 for the three and nine months ended March 31, 2000, respectively.

Liquidity and Capital Resources

The Company's operations used net cash of $1.7 million during the nine months ended March 31, 2001. The amount of net cash used by operations reflects increases in accounts receivable, inventory, prepaids, and reduction in accounts payables. Net cash used in operations was offset in part by an increase in accrued payroll and related expenses, income taxes payable, advances from customers, and reduction in other receivables. The increase in accounts receivable is mainly due to the timing of shipments of certain large contracts. The increase in inventory is due to a change in product mix and a longer intercompany in transit time due to certain manufacturing being moved to Malaysia from the United States and the United Kingdom.

Net cash provided by investing activities was $2.9 million for the nine months ended March 31, 2001, compared to net cash used in investing activities of $1.1 million for the nine months ended March 31, 2000. In the nine months period ended March 31, 2001, net cash provided by investing activities reflects cash received from the sale of SMI and the sale of property and equipment and was offset in part by cash used in business acquisitions and the purchase of property and equipment. In the nine months ended March 31, 2000, the net cash used in investing activities reflects primarily cash used in business acquisitions and the purchase of property and equipment and was offset in part by proceeds received from the sale of marketable securities.

Net cash used in financing activities was $4.5 million for the nine months ended March 31, 2001, compared to net cash provided by financing activities of $4.0 million in the nine months ended March 31, 2000. During the nine months ended March 31, 2001, net cash used in financing activities resulted primarily due to the purchase of the Company's common shares pursuant to its stock repurchase program and repayment of borrowings under the Company's lines of credit.

In March 1999, the Company announced a stock repurchase program of up to 2,000,000 shares of its common stock. Through May 10, 2001, the Company repurchased 935,500 shares at an average price $4.60 per share. The stock repurchase program did not have a material effect on the Company's liquidity and is not expected to have a material effect on liquidity in subsequent quarters. The Company retired the repurchased shares. The shares are included as a deduction from issued and outstanding common shares in the accompanying financial statements.

In February 2001, the Company entered into a credit agreement with Sanwa Bank California. The agreement provides for a $12.0 million line of credit, which includes revolving line, letter of credit, acceptance and foreign exchange facilities. In addition, the Company has a $10.5 million term loan. The Company anticipates that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future.

Foreign Currency Translation. The accounts of the Company's operations in Singapore, Malaysia, England, Norway, Denmark, Finland and Canada are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling, Norwegian kroner, Danish kroner, Finnish markka and Canadian dollars, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of accumulated other comprehensive income. Net foreign currency transaction losses of approximately $258,000 and $131,000 were included in the Company's results for the nine months ended March 31, 2001 and 2000, respectively.

Inflation. The Company does not believe that inflation has had a material impact on its results of operations for the nine months ended March 31, 2001.

Item 6.  Exhibits and Reports of Form 8-K

a.       Exhibits

         10.1 Credit agreement, dated February 27, 2001 between the Company and Sanwa Bank California.


b.       Reports on Form 8-K

         None


                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 10th day of May 2001.


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