Form 10-K
period 2001-06-30
OSI SYSTEMS INC
filed 2001-09-28
CIK 1039065

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

     For the fiscal year ended June 30, 2001;

                                      OR

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ______ to ______

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

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

            Title of Each Class             Name of Each Exchange On Which Registered
            -------------------             -----------------------------------------
        Common Stock, No Par Value                           NASDAQ

                               ----------------
   Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on the NASDAQ National Market on September 17, 2001, was $60,706,840.

   The number of shares of the registrant's Common Stock outstanding as of September 17, 2001 was 8,478,609.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders (to be filed subsequently) are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                       PART I

 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    17
 Item 3.  Legal Proceedings..............................................    18
 Item 4.  Submission of Matters to a Vote of Security Holders............    18

                                      PART II

 Item 5.  Market for Registrant's Common stock and Related Stockholder
          Matters........................................................    19
 Item 6.  Selected Financial Data........................................    20
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    21
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    30
 Item 8.  Financial Statements and Supplementary Data....................    32
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    32

                                      PART III

 Item 10. Directors and Executive Officers of the Registrant.............    33
 Item 11. Executive Compensation.........................................    33
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    33
 Item 13. Certain Relationships and Related Transactions.................    33

                                      PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K..............................................................    34

                                    PART I

ITEM 1. BUSINESS

General

   The Company is a vertically-integrated, worldwide provider of devices, subsystems and end-products based on optoelectronic technology. The Company designs and manufactures optoelectronic devices and value-added subsystems for original equipment manufacturers ("OEMs") for use in a broad range of applications, including security, medical diagnostics, fiber optics, telecommunications, gaming, office automation, aerospace and defense electronics, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan," "Secure" and "Metor" brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. In the medical field, the Company manufactures and sells bone densitometers, which are used to provide bone loss measurements in the diagnosis of osteoporosis. The Company also manufactures and sells saturation of arterial hemoglobin ("SpO\\2\\") monitors and sensors under the trade names Digital Dolphin(TM) and Dolphin 2000(TM). Digital Dolphin(TM) model 2100 SpO\\2\\ monitors have received 510[k] approval for sale in the United States.

   In fiscal 2001, revenues from the sale of optoelectronic devices and subsystems and medical imaging systems amounted to $59.3 million, or approximately 53.4% of the Company's revenues, while revenues from sales of security and inspection products amounted to $51.8 million, or approximately 46.6% of the Company's revenues. Further information concerning market segments is available in Note 14 to the Company's financial statements, at page F-25.

   Unless the context otherwise requires, the term the "Company" as used herein includes OSI Systems, Inc., a California corporation, and its subsidiaries.

Industry Overview

   The Company's optoelectronic devices and subsystems are designed and manufactured primarily for sale to OEMs, while the Company's security products and medical imaging and some monitoring systems are sold to end-users.

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

   Through a wholly-owned subsidiary, RapiTec, Inc., the Company has penetrated the worldwide weapons simulation market through system engineering, product development, rapid prototyping, and volume manufacturing for state-of-the-art, laser-based training systems for the defense industry.

   The Company has developed high-speed silicon photodiodes for use in fiber optic systems such as Gigabit Ethernet and Fiber Channel systems. These products can replace Gallium Arsenide products at about half the cost. The Company has developed a silicon-based fiber optic detector which can achieve a
2.5 Gigabit/second data rate using 3.3 volts bias voltage. Through a wholly-owned subsidiary, OSI Fibercomm, Inc., the Company has launched a new family of Indium Gallium Arsenide photodetectors for use in a variety of network applications and long-haul communications applications, together with high-speed silicon-based detectors combined with transimpedence amplifiers ("TIA").

   Medical Diagnostic and Imaging Systems. The Company has expanded into medical diagnostic and imaging systems. The Company manufactures and distributes the DTX 200 (DEXACARE), a U.S. Food & Drug Administration ("FDA")- approved forearm DEXA (Dual Energy X-Ray) densitometer, which is used to diagnose osteoporosis as well as to provide follow-up bone density measurements. The Company also produces the ultrasound DTU-One, the first commercially available ultrasound scanner using imaging capability for the diagnosis of osteoporosis. In September, 2000, the Company received pre-market approval ("PMA") from the FDA to sell the DTU-One in the United States.

   The Company also acquired majority ownership of TFT Medical, Inc., which has been renamed "OSI Medical, Inc." ("OSI Medical"), which is currently developing new-generation pulse oximeter instruments and probes for use in the medical field. The Company also has five-year warrants (subject to earlier termination upon the occurrence of certain events) to acquire up to 1,110,000 additional OSI Medical shares at a purchase price of $1.35 per share. The warrants first became exercisable on April 12, 2001. In August 2000, the Company acquired all the assets of Square One Inc., which develops and manufactures infrared-based patient monitoring medical subsystems.

   The Company presently manufactures a number of medical devices through several of its subsidiaries, some of which are described above, and has recently formed a new subsidiary, Dolphin Medical, Inc., for the purpose of consolidating its various medical devices into a single subsidiary.

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

   In the 1970s, principally in response to civilian airline highjackings, the U.S. Federal Aviation Administration ("FAA") established security standards by setting guidelines for the screening of carry-on baggage for weapons such as guns and knives. These standards were later mandated by the United Nations for adoption by all of its member states. The Company believes that to date the imposition of these standards has resulted in the installation of over 10,000 x-ray inspection systems installed in airports worldwide. Additionally, the United Kingdom Department of Transport has required the United Kingdom's commercial airports to deploy systems for 100% screening of international checked baggage since the end of 1998, and the European Civil Aviation Conference, an organization of 33 member states, has agreed to implement 100% screening of international checked baggage in the future. In the United States, largely in response to the explosion of Pan Am Flight 103 in December 1988, Congress enacted the Aviation Security Improvement Act of 1990 which, among other initiatives, directed the FAA to establish and implement strict security measures and to deploy advanced technology for the detection of explosives. In July 1996, President Clinton formed the White House Commission on Aviation Safety and Security (the "Gore Commission"), to review airline and airport security and to oversee aviation safety. In response to the initial report released by the Gore Commission, the United States enacted legislation that includes $144 million in appropriations for the initial deployment of advanced security and inspection technology at major U.S. airports. The U.S. government is continuing to fund procurement of state-of-the-art detection equipment at major U.S. airports. A portion of this funding is allocated for TIP Ready X-ray (TRX) systems at security checkpoints throughout the nation. The recent terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners likely will cause a substantial increase in airport security measures, which may result in an increase in sales of the Company's security and inspection products.

   In April 2000, the Company was awarded a contract by the Federal Aviation Administration ("FAA") to provide x-ray screening systems at selected airports throughout the United States. Under the contract, the FAA has the right to purchase up to 800 systems, for which the purchase price would be approximately $40 million. The initial purchase under the contract was for approximately 100 carry-on baggage x-ray screening systems, all of which were shipped in fiscal 2001. The FAA ordered more than 200 additional systems during fiscal 2001, some of which were shipped in fiscal 2001, and the balance of which will be shipped in fiscal 2002.

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

   Leverage its Optoelectronic Design and Manufacturing Expertise to Address New Applications. The Company believes that one of its primary competitive strengths is its expertise in designing and manufacturing specialized optoelectronic subsystems for its OEM customers in a cost-effective manner. The Company currently designs and manufactures devices and subsystems for over 200 customers serving over 100 applications. The Company has developed this expertise in the past through internal research and development efforts and through selective acquisitions. In 1987, the Company formed Opto Sensors (Singapore) PTE Ltd. ("OSI Singapore") to manufacture optoelectronic devices and subsystems. In 1990, the Company acquired UDT Sensors, Inc. ("UDT Sensors") to broaden its expertise and capabilities in developing and manufacturing optoelectronic devices and subsystems. In 1993, the Company acquired Rapiscan Security Products Limited ("Rapiscan U.K.") and, through Rapiscan Security Products (U.S.A.), Inc. ("Rapiscan U.S.A.") (Rapiscan U.S.A. and Rapiscan U.K. are sometimes collectively referred to as "Rapiscan"), commenced its operations as a provider of security and inspection products in the United States. Thereafter, in 1993, the Company acquired Ferson Optics, Inc. ("Ferson Optics") for its passive optic technologies. In 1994, the Company commenced operations of Opto Sensors (Malaysia) Sdn. Bhd. ("OSI Malaysia") to take advantage of low cost manufacturing. In 1997, the Company acquired Advanced Micro Electronics AS ("AME") for AME's hybrid optoelectronic capabilities.

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

   In November 1998, the Company acquired all the outstanding stock of Silicon Microstructures, Inc. ("SMI"), a silicon pressure-sensor manufacturer, from Exar Corporation of Fremont, California. The Company paid $2.7 million in cash, including professional fees associated with the acquisition. On March 31, 2001, the Company sold all of the outstanding stock of SMI to Elmos Semiconductor AG of Germany for $6 million in cash. In connection with this transaction, the Company's UDT subsidiary sold certain capital equipment to SMI for $462,000 in cash. The sale also includes a three-year commitment from UDT to supply four-inch silicon foundry wafers to SMI and to dedicate limited manufacturing facilities to be used by SMI for its etching operations. The total pre-tax gain on the transaction was approximately $3 million.

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

   In August 1998, the Company invested $315,000, including professional fees associated with the acquisition, in Square One Inc. ("Square One") for an equity share of approximately 16%, and in August 2000, the Company acquired substantially all of its assets for consideration of $259,000 in cash, including professional fees associated with the acquisition, future royalties (on which a $30,000 advance payment was made), and return of the Square One stock held by the Company. The acquired business develops and manufactures infrared-based patient monitoring medical subsystems.

   During fiscal 1999, the Company invested $1.0 million, including professional fees associated with the acquisition, in OSI Medical for an equity share of approximately 40%. OSI Medical develops new generation pulse oximeter instruments and probes for use in the medical field. Pursuant to an agreement entered into as of October 4, 1999 (the "OSI Medical Agreement") the Company acquired an additional equity interest, representing approximately 16% of the stock ownership of OSI Medical for $1.2 million, including professional fees associated with the acquisition. During Fiscal 2001, the Company acquired additional equity interest representing approximately 19% of the ownership of OSI Medical for $282,000. With these additional equity investments, the Company increased its equity share in OSI Medical to approximately 75%. On April 12, 2000, also pursuant to the OSI Medical Agreement and in connection with certain amounts loaned or to be loaned by the Company to OSI Medical thereunder, the Company also acquired five-year warrants (subject to earlier termination upon the occurrence of certain events) to acquire up to 1,110,000 additional OSI Medical shares at a purchase price of $1.35 per share. The warrants, if fully exercised, would result in the Company's share in OSI Medical being increased to over 78%, based upon the number of shares presently outstanding. Also, pursuant to the OSI Medical Agreement, the Company has an option, which expires in December 31, 2002, to acquire all of OSI Medical.

   The Company intends to continue to build its expertise in order to address a greater number of applications. By expanding the number of potential applications its products may serve, the Company intends to increase its business with existing customers and by attracting new customers.

   The Company presently manufactures a number of medical devices through several of its subsidiaries, some of which are described above, and has recently formed a new subsidiary, Dolphin Medical, Inc., for the purpose of consolidating its various medical devices in a single subsidiary.

   The Company has developed high-speed silicon photodiodes for use in fiber optic systems such as Gigabit Ethernet and Fiber Channel systems. These products can replace Gallium Arsenide products at about half the cost. The Company has developed a silicon-based fiber optic detector which can achieve a
2.5 Gigabit/second data rate using 3.3 volts bias voltage. Through a wholly-owned subsidiary, OSI Fibercomm, Inc., the Company has launched a new family of Indium Gallium Arsenide photodetectors for use in a variety of network applications and long-haul communications applications, together with light speed silicon-based detectors combined with transimpedence amplifiers ("TIA").

   Further Penetrate Existing Security and Inspection Markets and Expand into Other Markets. During the fiscal year ended June 30, 2001, the Company continued to expand sales of its security and inspection products beyond the traditional focus on airports and airlines to include government buildings, customs facilities, courthouses, school districts, departments of corrections and businesses for their respective security and inspection needs. The Company intends to continue to expand its sales and marketing efforts both domestically and internationally to capitalize on opportunities in its existing markets for new installations as well as opportunities to replace, service and upgrade existing security installations. In addition, through research and development and selective acquisitions, the Company intends to enhance and expand its current product offering to better address new applications including automatic bomb detection and cargo scanning.

   The Company believes that its strategy will enable it to take advantage of the growth the existing markets are experiencing and to benefit from additional growth that these new and enhanced products will provide.

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

   Discrete Devices and Subsystems, and Medical Imaging
Systems. Optoelectronic devices generally consist of both active and passive components. Active components sense light of varying wavelengths and convert the light detected into electronic signals, whereas passive components amplify, separate or reflect light. Active components manufactured by the Company consist of silicon photodiodes and hybrid photodetectors. Passive components include lenses, prisms, filters, mirrors and other precision optical products that are used by the Company in the manufacture of its optoelectronic products or are sold to others for use in telescopes, laser printers, copiers, microscopes and other detection and vision equipment. The devices manufactured by the Company are both standard products and products customized for specific applications. Most of the devices manufactured are incorporated into the subsystems manufactured by the Company.

   In addition to the manufacture of standard and OEM products, the Company also specializes in designing and manufacturing customized optoelectronic subsystems for use in a wide range of products and equipment. An optoelectronic subsystem typically consists of one or more optoelectronic devices that are combined with other electronic components and packaging for use in an end-product. The composition of a subsystem can range from a simple assembly of various optoelectronic devices that are incorporated into other subsystems (for example, a printed circuit board containing the Company's optoelectronic devices), to complete end-products (for example, medical pulse oximeter probes that are manufactured and packaged by the Company on behalf of the OEM customer and then shipped directly to the customer or the customer's distributors). Since the end of fiscal 1996, the Company has manufactured subsystems for a variety of applications, including the following: fiber optics, imaging electronics for medical CT scanners, disposable and reusable medical probes for use with medical pulse oximetry equipment, components and subsystems for laser gyroscopes used in military and commercial aviation, optoelectronic subsystems for slot machines, laser subsystems in military helicopter gun sighting equipment, positioning subassemblies for computer peripheral equipment, alignment subsystems for laser heads in optical disc drives, and detection subsystems for submarines.

   The Company has also started manufacturing and shipping high-speed silicon based photodetectors and detector-amplifier hybrids serving the fiber-optics and telecommunications market for LAN, 1.25 Gbps and 2.5 Gbps applications. In addition to Silicon , the company has started shipping Indium Gallium Arsenide photodetectors serving a wide variety of storage, local, metropolitan and wide area networks (LAN, MAN, WAN) and other long haul telecommunications marketplace.

   Through the acquisition of majority-owned subsidiary OSI Medical, Inc., the Company has also expanded into the field of manufacturing and selling digital medical monitoring systems. In this field, the Company offers families of pulse oximetry sensors to end users based on analog and digital signal processing technology.

   The Company has also moved into the field of manufacturing and selling the DTX 200 (DEXACARE) a U.S. Food & Drug Administration ("FDA")-approved forearm DEXA (Dual Energy X-Ray) densitometer, which is used in the diagnosis of osteoporosis as well as to provide follow-up bone density measurements. The Company also produces the ultrasound DTU-One, the first commercially available scanner using imaging capability for the diagnosis of osteoporosis. In September, 2000, the Company received pre-market approval ("PMA") from the FDA to sell the DTU-One in the United States.

   Security and Inspection Equipment. The Company manufactures and sells a range of security and inspection equipment that it markets under the "Rapiscan," "Secure" and "Metor" brand names. To date, the security and inspection equipment has principally been used at airports to inspect carry-on and checked baggage for guns and knives. However, inspection products are increasingly being used for both security purposes at a wide range of facilities other than airports and for other non-security purposes. For fiscal years 1999, 2000 and 2001, approximately 20.5%, 26.1% and 28.3%, respectively, of the Company's security and inspection revenues were derived from the sale of inspection products to airlines and airports, and the balance of such revenues were derived from all other sales.

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

   In order to monitor the performance of operators of the x-ray baggage screening systems that are used in the United States airports, the FAA has implemented a computer-based training and evaluation program known as the Screener Proficiency Evaluation And Reporting System ("SPEARS"). To continuously monitor the effectiveness of the screening system and its operator, test threat images, such as weapons, are projected into the images of actual parcels being inspected. The results of these tests are available to government agencies. In April 2000, the Company was awarded a contract by the Federal Aviation Administration ("FAA") to provide x-ray screening systems at selected airports throughout the United States. Under the contract, the FAA has the right to purchase up to 800 systems, for which the purchase price would be approximately $40 million. The initial purchase under the contract was for approximately 100 carry-on baggage x-ray screening systems, all of which were shipped in fiscal 2001. The FAA ordered over 200 additional systems during fiscal 2001, some of which were shipped in fiscal 2001, and the balance of which will be shipped in fiscal 2002.

   The following table sets forth certain information related to the standard security and inspection products currently offered by the Company. The Company does, however, also customize its standard products to suit specific applications and customer requirements:

                                                                       SELECTED
  MODEL (Technology)                APPLICATIONS                    INSTALLATIONS
-----------------------  ---------------------------------- ------------------------------
Rapiscan 519             Inspection of incoming package     Embassies
                                                            Post offices
                                                            Courthouses
                                                            High risk office buildings
                                                            Manufacturing companies

Rapiscan 500 Series      Airport hand carried and checked
 -Standard Tunnel         baggage                           Airports
 (single view            Pallet inspection                  Prisons
 and dual view 160 kV    Customs inspections                Government buildings
 x-ray                   Agriculture inspection             Nuclear facilities
 source, single energy                                      Cruise ships
 and dual                                                   Freight shippers
 energy)                                                    Border crossings

Rapiscan 500 Series      Large pallet inspection
 -Large Tunnel (single   Customs inspections
 view and                                                   Airports
 dual view 320-450 kV                                       Freight shippers
 x-ray                                                      Border crossings
 source)                                                    High risk seaport locations

Rapiscan 500 Series      Mobile x-ray inspection
 -Mobile Systems (x-ray                                     Conventions and special events
 van or                                                     Airports Customs inspections
 trailer)                                                   Border crossings

Rapiscan Series 2000     Fixed Site Cargo Inspection
 Cargo                    Systems                           Freight Shippers
 Inspection Systems                                         Border Crossings

Metor 100 Series         Walk-through metal detection       Airports
                                                            Courthouses
                                                            Government buildings
                                                            Conventions and special events

Metor 200 Series         Multi-zone walk-through metal      Airports
                          detection                         Prisons
                                                            Nuclear facilities
                                                            Government buildings
                                                            Courthouses

SECURE 1000 (non-        High Security Personnel Inspection Prisons
 intrusive                                                  Military Facilities
 personal screening                                         Border crossings
 system)                                                    Customs

Threat Image Projection  Performance Monitoring             Majority of Rapiscan
 ("TIP")                                                    500 Series Systems

Markets, Customers and Applications

   Optoelectronic Devices and Subsystems. The Company's optoelectronic devices and subsystems are used in a broad range of products by a variety of customers. The following table illustrates, for the year ended June 30, 2001:
(i) the major product categories for which the Company provided optoelectronic products; and (ii) certain representative customers in each such category. The Company expects that the list of product categories, the amount of business derived from each such product category, and the composition of its major customers will vary from period to period.

                                                          Representative Major
                    Product Category                           Customers
 ------------------------------------------------------ -----------------------
 Computed Tomography and X-Ray Imaging                  Marconi Medical Systems
                                                        Siemans Medical
                                                        InVision Technologies

 Aerospace and Avionics                                 Cubic Defense Systems
                                                        Allied Signal
                                                        Honeywell Avionics
                                                        Litton Systems

 Medical Monitoring                                     Datascope
                                                        BCI
                                                        Invivo Research

 Analytical, Medical Diagnostics and Particle Analyzers Abaxis
                                                        Coulter Corporation

 Office Automation and Computer Peripherals             Lexmark
                                                        Xerox
                                                        Eastman Kodak

 Construction and Industrial Automation                 Spectra Physics
                                                        Dr. Johannes Heidenhain
                                                        Baumer Electric

 Military/Defense and Weapons Simulations               Lockheed Martin (Loral)
                                                        Raytheon
                                                        Norsk Forsvarstekmol

 Bar Code Scanners                                      Symbol Technologies
                                                        Mettrologic Instruments

 Gaming Industry                                        Bally Gaming

 Fiber Optics/Telecommunications                        JDS Uniphase
                                                        Nortel

   In August 2000, the Company formed OSI Fibercomm, Inc., a wholly-owned subsidiary, to advance the Company's fiber optic business. Fibercomm has undertaken the sales and marketing of the Company's Indium Gallium Arsenide and silicon photodetectors and other fiber optic products developed by the Company's subsidiary UDT Sensors, Inc.

   Security and Inspection Products. Since entering the security and inspection products market in 1993, the Company has shipped approximately 5,500 units to approximately 50 countries. The following is a list of certain customers and/or installations that have purchased the Company's security and inspection products since January 1993:

                  Overseas                               Domestic
   --------------------------------------  ------------------------------------
   Prague Airport, Czech Republic          Major U.S. Airlines
   Gatwick Airport, England                Bush Intercontinental Airport
   Heathrow Airport, England               Federal Courthouses
   TNT Freight, England                    Federal Reserve Bank
   Japanese Embassies, worldwide           JFK International Airport
   Malaysian Airport Board, Malaysia       Los Angeles County Courthouse
   HAJ Terminal, Saudi Arabia              Los Angeles International Airport
   Dubai Airport, U.A.E.                   Miami Airport
   United Kingdom Prison System, United
    Kingdom                                Orlando Airport
   INFRAERO, airports, Brazil              Ronald Reagan National Airport
   Chek Lap Kok International Airport,
    Hong Kong                              U.S. Government
   Pudong Shanghai International Airport,
    P.R. China                             California Department of Corrections
   Kremlin, Russia                         U.S. Department of Corrections
   New Zealand Customs, New Zealand        Empire State Building
   Vatican                                 World Trade Center
   2000 Summer Olympics, Sydney,
    Australia
   Narita Airport, Tokyo

   The market for most security and inspection products developed in response to civilian airline highjackings. Consequently, a large portion of the Company's security and inspection products were sold and continue to be sold for use at airports. Recently, however, the Company's security and inspection products have been used for security purposes at locations in addition to airports, such as courthouses, government buildings, mail rooms, schools, prisons and at unique locations such as Buckingham Palace in London, England. In addition, the Company's security and inspection products are increasingly being used for non-security purposes, such as for cargo inspection to detect narcotics and contraband, prevention of pilferage at semiconductor manufacturing facilities, quality assurance for agricultural products, and the detection of gold and currency. The recent terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners likely will cause an increase in airport security measures, which may result in an increase in sales of the Company's security and inspection products.

   In September 1998, the Company entered into an agreement with the Federal Aviation Administration for advanced contraband detection systems with TIP features. The systems began to be shipped to Category X airports (designated due to their high security priority) in the United States during fiscal 1999. Systems were shipped during fiscal 2000 and 2001 and continue to be shipped during fiscal 2002. In addition, the FAA ordered Rapiscan training computers to assist in the instruction of advanced detection technologies to security personnel.

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

   During fiscal 2001, the Company entered into a number of significant agreements for the development and sale of the Company's security and inspection products. Some of the principal agreements are the following.

   In April 2000, the Company was awarded a contract by the Federal Aviation Administration ("FAA") to provide x-ray screening systems at selected airports throughout the United States. Under the contract, the FAA has the right to purchase up to 800 systems, for which the purchase price would be approximately $40 million. The initial purchase under the contract was for approximately 100 carry-on baggage x-ray screening systems, all of which were shipped in fiscal 2001. The FAA ordered over 200 additional systems during fiscal 2001, some of which were shipped in fiscal 2001, and the balance of which will be shipped in fiscal 2002.

   In June 2000, the Company was awarded a contract to supply two Rapiscan 2000 Series Large Vehicle Cargo X-ray Systems to the government of Hong Kong. The aggregate price of these systems as of June 30, 20001 is approximately $9.6 million, an increase of $600,000 over the original project price, due to optional system upgrades.

Marketing, Sales and Service

   The Company markets and sells its optoelectronic devices and subsystems, and medical imaging systems, worldwide through both a direct sales and marketing staff of 30 employees and indirectly through a network of approximately 40 independent sales representatives and distributors. Most of the in-house sales staff is based in the United States while most of the independent sales representatives and distributors are located abroad. Since the acquisition of AME in March 1997, the Company's marketing efforts in Europe have been conducted through AME's sales and marketing staff and through a network of approximately seven independent sales representatives. The Company markets and sells its security and inspection products worldwide through a direct sales and marketing staff of approximately 30 employees located in the United States, Finland, Canada, the United Kingdom, Dubai, and Malaysia and through a network of approximately 135 independent sales representatives.

   The Company's optoelectronic products and medical imaging systems sales staff, located in the United States and Norway, is supported by an applications engineering group whose members are available to provide technical support. This support includes designing applications, providing custom tooling and process integration, defining solutions for customers and developing products that meet customer defined specifications. The security and inspection and medical imaging products sales staff is supported by a service organization of approximately 45 persons located primarily in the United States, the United Kingdom, Finland and Malaysia. The Company also supports these sales and customer relations efforts by providing operator training, computerized training and testing equipment, in-country service, software upgrades, service training for customer technicians and a newsletter on security issues.

   The Company considers its maintenance service operations to be an important element of its business. After the expiration of the standard product warranty period, the Company is often engaged by its customers to provide maintenance services for its security and inspection products through annual maintenance contracts. The Company believes that its international maintenance service capabilities allow it to be competitive in selling its security and inspection products. Furthermore, the Company believes that as its installed base of security and inspection products increases, revenues generated from such annual maintenance service contracts and from the sale of replacement parts will increase. In fiscal 1999, 2000 and 2001, maintenance service revenues and replacement part sales collectively represented 3.6%, 3.6% and 3.5%, respectively, of the Company's revenues.

Research and Development

   The Company's components and optoelectronic subsystems are designed and engineered at the Company's facilities in Hawthorne, California, and Horten, Norway. The subsystems that the Company manufactures are engineered by the Company to solve specific application needs of its OEM customers. The Company's customers typically request that the Company design custom optoelectronic solutions for their specific needs when standard components or subsystems are not available from other manufacturers of optoelectronic devices. After an end-product has been conceptualized by the OEM, the Company normally will involve its engineers to design the application, establish the mechanical specifications for the application, create the appropriate subsystem architecture for the application, and design the development, production and assembly process for the manufacture of the ultimate subsystem. However, because the Company has the engineering, tooling and manufacturing capabilities to design and manufacture entire subsystems, and not just a specific component, the Company typically also designs, manufactures and assembles the entire subsystem for the customer. Because the Company's engineers are able to provide additional value and services to its customers through the entire production process from concept to completion, the Company considers its engineering personnel to be an important extension of its core sales and marketing effort.

   In addition to close collaboration with the Company's customers in the design and development of optoelectronics-based products, the Company maintains an active program for the development and introduction of new products and enhancements and improvements to its existing products, including the implementation of new applications of its technology. The Company seeks to further develop its research and development program and considers such a program to be an important element of its business and operations. As of June 30, 2001, in addition to the engineers that the Company employed in manufacturing, process design and applications development, the Company engaged approximately 95 full-time engineers and technicians in research and development. During fiscal 2001 and 2000, the Company's research and development expenses were approximately $6.7 million and $7.7 million, respectively. The decrease was primarily due to certain research and development personnel working on specific shipments and the cost of their services was charged to manufacturing overhead. In order to fulfill its strategy of increasing its security and inspection product lines and of enhancing the capabilities of its existing products, the Company intends to continue to increase its research and development efforts in the future.

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

Manufacturing and Materials Management

   The Company currently has manufacturing facilities in the United Kingdom, Singapore, Malaysia, Finland, Canada and Norway, in addition to its manufacturing facilities in Hawthorne, California and Ocean Springs, Mississippi. The Company's principal manufacturing facility is in Hawthorne, California. However, most of the Company's high volume, labor intensive manufacturing and assembly is generally performed at its facility in Malaysia. Since most of the Company's customers currently are located in Europe and the United States, the Company's ability to assemble its products in these markets and provide follow-on service from offices located in these regions is an important component of the Company's global strategy.

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

Patents and Trademarks

   In June 1999, as part of the settlement of an arbitration, the Company entered into a fully paid-up, nonexclusive patent license agreement with PerkinElmer, Inc., formerly known as EG&G, Inc. ("EG&G") for U.S. Patent No. 4,366,382. The patent expired in September 2000. Subsequent to the end of the patent term, the Company has been free to use the technology without patent or license restriction. Under the license, for which the Company paid $450,000, the Company was permitted to make, use and sell or otherwise dispose of security and inspection products that use an x-ray line scan system for baggage inspection purposes covered by EG&G's patent.

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

   Rapiscan Security Products utilize the trademarks Rapiscan(R) and SECURE(TM).

   UDT has a patent application pending for high-speed (greater than 1.0Gbps) silicon photodiode for fiber optics market; it is unknown at this time if this patent will be issued.

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

   Osteometer owns U.S. Patent No. 6,058,157, expiring 2018, for new region of interest for monitoring medical treatment for osteoporosis, and U.S. Patent No. 6,086,538, expiring 2018, for placement of the region of interest based on an anatomical feature in the calcaneus for ultrasound technology.

   The following are additional patents held by the Company through its subsidiaries. The dates specified are the filing dates; patents generally expire 20 years after the filing date.

Patents subject to the University of South Florida License:

 5,575,284 Portable Pulse Oximeter; April 1, 1994
 5,830,137 Green Light Pulse Oximeter; November 18, 1996
           Medical Diagnostic Instrument using Light to Frequency Converter;
 6,011,985 November 18, 1996

Patents acquired in the medical field:

 D384,412  Rectal Probe; October 20, 1995
 D387,862  Anatomical Probe Attachment; October 20, 1995
 5,217,012 Non-Invasive Oximeter Probe; August 22, 1991
 5,329,922 Oximetric Esophageal Probe; October 19, 1992
 5,368,025 Non-Invasive Oximeter Probe; March 25, 1993
 5,417,207 Apparatus for the Invasive use of Oximeter Probes; December 6, 1993
 5,429,129 Apparatus for Determining Spectral Absorption by a Specific
           Substance in a Fluid; November 8, 1993
 5,715,816 Improved Oximeter Probe; October 20, 1995
 5,067,492 Disposable Airway Adapter; August 7, 1990
 5,081,998 Optically Stabilized Infrared Energy Detector; May 11. 1990
 5,095,913 Shutterless Optically Stabilized Capnograph; May 11, 1990
 5,247,185 Regulated Infrared Source; October 28, 1991
 D342,135  Airway Adapter; October 28, 1991
 5,281,817 Method of Selecting an Optical Filter for a Shutterless Optically
           Stabilized Capnograph.; October 28,1991
 5,282,473 Sidestream Infrared Gas Analyzer Requiring Small Sample Volumes;
           November 10, 1992
 5,296,706 Shutterless mainstream discriminating anesthetic agent analyzer ;
           December 2, 1992
 5,932,877 High performance side stream infrared gas analyzer; April 17, 1997
 6,091,504 Method and apparatus for measuring gas concentration using a semiconductor laser; May 21, 1998
 6,095,986 Disposable anti-fog airway adapter; July 28, 1998

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

   The Company has recently discovered soil and groundwater contamination at its Hawthorne, California facility. It has filed the requisite reports concerning this problem with the appropriate environmental authorities. The Company has not yet received any response to such reports, and no agency action or litigation is presently pending or threatened. The Company also has notified the prior owners of the Company property and the present owners and tenants of adjacent properties concerning the problem and has requested from such parties agreements to toll of the statute of limitations with respect to actions against such parties with respect to the contamination in order that it may focus its attention on resolution of the contamination problem. The Company site has been used previously for semiconductor manufacturing similar to that presently conducted on the site by the Company, and it is not presently known who is responsible for the contamination and the remediation. The groundwater contamination is a known regional problem, not limited to the Company premises or its immediate surroundings.

Competition

   The markets in which the Company operates are highly competitive and characterized by evolving customer needs and rapid technological change. The Company competes with a number of other manufacturers, many of which have significantly greater financial, technical and marketing resources than the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, adapt more quickly to changes in customer requirements, have stronger customer relationships, have greater name recognition, and devote greater resources to the development, promotion and sale of their products than does the Company. There can be no assurance that the Company will be able to compete successfully against any current or future competitors in either the optoelectronic devices and subsystems and medical imaging systems market or the security and inspection markets or that future competitive pressures will not materially and adversely affect its business, financial conditions and results of operations.

   In the optoelectronic devices and subsystems market, competition for optoelectronic devices and subsystems is based primarily on such factors as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support, and on the ability to provide fully integrated services from application development and design through volume subsystem production. The Company believes that its major competitors in the optoelectronic device and subsystem market are PerkinElmer, Inc.'s Electro-Optics division, Hamamatsu Corporation, and Honeywell Optoelectronics, a division of Honeywell, Inc. Because the Company specializes in custom subsystems requiring a high degree of engineering expertise, the Company believes that it generally does not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components. Competition for the Company's medical imaging products comes principally from Lunar Corporation, Hologic, Inc. and Norland Medical Systems, Inc.

   In the fiber optics market, the Company has many competitors, both domestic and foreign.

   In the security and inspection market, competition is based primarily on such factors as product performance, functionality and quality, the over-all cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence, and breadth of sales and service organization. The Company believes that its principal competitors in the market for security and inspection products are the Astrophysics and Vivid Technologies divisions of PerkinElmer, Inc., Heimann Systems GmbH, InVision Technologies, Inc., American Science and Engineering, Inc., Barringer Technologies, Inc., Control Screening L.L.C., CEIA, SpA, Garrett Electronics, Inc. and Thermedics Detection, Inc. Competition could result in price reductions, reduced margins, and loss of market share by the Company. The Company believes that the principal competitor for its products using x-ray backscatter detection technology is American Science & Engineering, Inc. In the airline and airport security and inspection market, particularly in the upgrade and replacement market, the Company also competes for potential customers based on existing relationships between its competitors and the customers. Certain of the Company's competitors have been manufacturing inspection systems since the 1980s and have established strong relationships with airlines and airport authorities. The Company believes that the image quality and resolution of certain of its security and inspection products is superior to the image quality offered by most of its competitors' x-ray based inspection products. Additionally, the Company's true multi-zone technology provides the ability to detect small metallic objects and offer higher levels of discrimination in weapons-screening applications. Although the Company also has established relationships with a number of airport and airline customers, no assurance can be given that the Company will be able to successfully compete in the future with existing competitors or with new entrants.

Backlog

   The Company measures its backlog as orders for which purchase orders or contracts have been signed, but which have not yet been shipped and for which revenues have not yet been recognized. The Company typically ships its optoelectronic devices and subsystems, and medical imaging systems as well as its security and inspection products within one to several months after receiving an order. However, such shipments may be delayed for a variety of reasons including any special design or engineering requirements of the customer. In addition, large orders (more than ten machines) of security and inspection products typically require more lead time.

   Large cargo scanning machines may require several months to several years lead time. The only significant shipping delays which the Company has experienced are with large cargo scanners. Such delays can occur for any of the following reasons, among others: (i) additional time necessary to conduct large cargo inspections at the factory before shipment; (ii) the customer's needs to engage in timely special site preparation to accommodate such a scanner, and as to which the Company has no control or responsibility; and
(iii) additional fine tuning of such scanners once they are installed.

   At June 30, 2001, the Company's backlog products totaled approximately $53.2 million, compared to approximately $54.3 million at June 30, 2000 and approximately $44.1 million at June 30, 1999. The backlogs at June 30, 2000 and 1999 include backlogs of SMI of approximately $4.5 million and $4.6 million, respectively, whereas the June 30, 2001 backlog does not include any SMI backlog because the Company has sold SMI. The backlog as of June 30, 2001, includes approximately $6 million of OSI Fibercomm backlog, delivery of most of which is presently on hold and being rescheduled with customers, and the Company does not presently know when it may be shipped. Most of the Company's backlog as of June 30, 2001, with the exception of a majority of an order for large cargo-scanning machines valued at approximately $7 million, is expected to be shipped during the fiscal year ending June 30, 2002. Any failure of the Company to meet an agreed upon schedule could lead to the cancellation of the related order. Variations in the size of the order, the product mix, and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of the Company's revenues for any future period and cannot be considered a meaningful indicator of the Company's performance on an annual or quarterly basis.

Employees

   As of June 30, 2001, the Company employed approximately 965 people, of whom 690 were employed in manufacturing, 95 were employed in research and development, 75 were employed in finance and administration, 60 were employed in sales and marketing, and 45 were employed in its service organization. Of the total employees, approximately 492 were employed in the United States, 4 in Canada, 143 were employed in Europe, and 326 were employed in Asia. Other than 16 employees of AME and 10 Metorex Security employees in Finland, none of the Company's other employees is unionized. 16 employees at AME and 10 Metorex Security employees in Finland are union members and have collective bargaining rights. There has never been a work stoppage or strike at the Company, and management believes that its relations with its employees are good.

ITEM 2. PROPERTIES

   The Company owns three buildings (approximately 88,000 square feet) which comprise its principal facility in Hawthorne, California. This facility is used for manufacturing, engineering, sales and marketing.

   As of June 30, 2001, the Company leased all of its other facilities, as reflected in the following table:

                                                              Approximate     Lease
 Location                         Description of Facility    Square Footage Expiration
 --------                         -----------------------    -------------- ----------
 Hawthorne, California            Manufacturing,                 41,600        2006
                                  engineering, sales and
                                  marketing and service

 Walnut, California               Manufacturing,                  6,350        2003
                                  engineering, sales and
                                  marketing

 Ocean Springs, Mississippi       Manufacturing,                 41,800        2001
                                  engineering and sales
                                  and marketing

 Princeton, New Jersey            Service and sales and           2,900        2001
                                  marketing

 Georgetown, Canada               Manufacturing,                  2,200     Month-to-
                                  engineering, sales and                      month
                                  marketing and service

 Johor Bahru, Malaysia            Manufacturing, sales and       80,000        2003
                                  service

 Singapore, Republic of Singapore Manufacturing, sales and        3,000        2003
                                  materials procurement

 Crawley, United Kingdom          Manufacturing,                 18,700        2011
                                  engineering, sales and
                                  marketing

 Hayes, United Kingdom            Service                         3,900        2003

 Horten, Norway                   Manufacturing,                 19,800        2008
                                  engineering, sales and
                                  marketing

 Espoo, Finland                   Manufacturing,                 18,500        2006
                                  engineering, sales and
                                  marketing

   The lease of the 41,800 square foot facility at Ocean Springs, Mississippi expired in August 2001. The Company is presently negotiating the renew of the lease. It expects it will be renewed on similar terms, but if not the Company may move to a new facility.

   The lease of the 2,900 square foot facility at Princeton, New Jersey expires in December 2001. The Company is presently negotiating the renew of the lease and expects it will be renewed on similar terms.

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

ITEM 3. LEGAL PROCEEDINGS.

   On March 30, 2000, Gail Marie Harrington-Wisely and Joyce Garland filed a class action suit, case number BC 227373, in the Superior Court of California, County of Los Angeles, naming Rapiscan Security Products, a subsidiary of the Company, and others as defendants. The named plaintiffs are the wives of men incarcerated in California prisons. The plaintiffs allege that while attempting to visit their husbands in prison, as a condition to such visits, prison personnel have subjected them, and other members of the putative class, to scans by the Company's Secure 1000, strip searches, and body cavity searches, all of which plaintiffs allege to have been illegal searches and have caused them emotional injuries. The other defendants in the action include the State of California, the California Department of Corrections, its Director and other Department of Corrections personnel. The complaint, which has been amended three times since it was filed, in essence, asserts that these types of searches are illegal and intrusive and have caused emotional injury to the plaintiffs. In addition to alleging the Company is somehow responsible for illegal searches conducted by prison personnel, with respect to Rapiscan Security Products, the complaint alleges that the Company was negligent because it knew or should have known that the Secure 1000 would be used by prison personnel to conduct illegal searches of prison visitors, that the Secure 1000 is defective in design and manufacture because of alleged inconsistent and false-positive results, that the Company has failed to properly train the prison personnel using the Secure 1000 as to how to interpret the scans, and that the Company has failed to warn subjects that they might be subjected to illegal searches using the Secure 1000 and that the scans are more intrusive than frisk searches. Plaintiffs have prayed for general, special and punitive damages in unspecified amounts and declaratory relief against illegal searches. We believe that these claims against the Company have no merit and we intend to vigorously defend this suit. However, due to the inherent uncertainties of all litigation, we can make no prediction about the outcome of this litigation.

   The Company is also involved in routine litigation from time to time in the course of conducting its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Stock Market and Other Information

   The Company's common stock has been traded on the NASDAQ National Market under the symbol "OSIS"

   The following table sets forth the high and low sale prices of a share of the Company's Common Stock as reported by the NASDAQ National Market on a quarterly basis for the Company's fiscal years ended June 30, 2000 and June 30, 2001. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                    High   Low
                                                                   ------ -----
   2000:
   Quarter ended September 30, 1999............................... $ 5.75 $3.44
   Quarter ended December 31, 1999................................ $ 5.63 $3.00
   Quarter ended March 31, 2000................................... $28.44 $4.75
   Quarter ended June 30, 2000.................................... $14.25 $5.25

   2001:
   Quarter ended September 30, 2000............................... $14.56 $7.13
   Quarter ended December 31, 2000................................ $10.38 $4.06
   Quarter ended March 31, 2001................................... $ 6.06 $3.19
   Quarter ended June 30, 2001.................................... $ 4.40 $2.78

   As of September 17, 2001 there were approximately 95 holders of record of the Company's Common Stock. This number does not include beneficial owners holding shares through nominees or in "street" name.

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

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth selected consolidated financial data of the Company as of and for each of the five fiscal years ended June 30, 2001 and is derived from the Consolidated Financial Statements of the Company. The consolidated financial statements as of June 30, 2000 and June 30, 2001, and for each of the years in the three-year period ended June 30, 2001, and the auditor's report thereon, are included elsewhere herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

                                           Year Ended June 30,
                          ---------------------------------------------------------
                             1997       1998        1999        2000        2001
                          ---------- ----------  ----------  ----------  ----------
                             (In thousands, except share and per share data)
Consolidated Statements
of Operations Data:
  Revenues..............  $   77,628 $   93,918  $  101,763  $  110,938  $  111,099
  Cost of goods sold....      56,174     66,952      72,633      80,598      80,851
                          ---------- ----------  ----------  ----------  ----------
  Gross profit..........      21,454     26,966      29,130      30,340      30,248
  Operating expenses:
    Selling, general and
     administrative.....      11,265     12,670      17,728      19,828      21,572
    Research and
     development........       2,504      3,790       5,711       7,712       6,671
    Stock option
     compensation(1)....         856        --          --          --          --
    Goodwill
     amortization.......          39        106         595         529         488
    Asset impairment
     charge(2)..........         --         --        3,985         --          --
    In process research
     and
     development(3).....         --         --        2,579         --          --
    Restructuring
     costs(4)...........         --         --          458       1,898         --
                          ---------- ----------  ----------  ----------  ----------
      Total operating
       expenses.........      14,664     16,566      31,056      29,967      28,731
                          ---------- ----------  ----------  ----------  ----------
Income (loss) from
 operations.............       6,790     10,400      (1,926)        373       1,517
Gain on sale of
 subsidiary.............         --         --          --          --        2,967
Gain on sale of
 investment.............         --         --          --          --        1,119
Gain on sale of
 marketable securities..         --         --          --          309         --
Other income............         --         --          --          126         --
Interest expense
 (income)...............       1,197       (600)       (102)        721         995
                          ---------- ----------  ----------  ----------  ----------
Income (loss) before
 income taxes and
 minority Interest......       5,593     11,000      (1,824)         87       4,608
Provision (benefit) for
 income taxes...........       1,416      2,752      (2,565)       (151)      1,250
                          ---------- ----------  ----------  ----------  ----------
Income before minority
 interest...............       4,177      8,248         741         238       3,358
Minority interest.......         --         --          --          389         146
                          ---------- ----------  ----------  ----------  ----------
Net income..............   $   4,177 $    8,248  $      741  $      627  $    3,504
                          ========== ==========  ==========  ==========  ==========
Net income available to
 common
 shareholders(5)........  $    4,269 $    8,248  $      741  $      627  $    3,504
                          ========== ==========  ==========  ==========  ==========
Earnings per common
 share--assuming
 dilution(5)............  $     0.68 $     0.92  $     0.08  $     0.07  $     0.38
                          ========== ==========  ==========  ==========  ==========
Weighted average shares
 outstanding............   6,263,963  8,955,919   9,828,971   9,409,407   9,115,673
Consolidated Balance
 Sheet Data:
Cash and cash
 equivalents............  $      553 $   22,447  $    7,241  $   10,892  $    4,467
Working capital.........      10,800     52,417      41,468      45,899      46,314
Total assets............      47,333     86,822      93,371     103,023      92,396
Total debt..............      13,180      1,243       9,087      16,418       9,628
Total shareholders'
 equity.................  $   16,809 $   65,915  $   65,782  $   64,207  $   62,481

--------
(1) Represents a charge resulting from the acceleration of the vesting periods of outstanding stock options having exercise prices below the fair market value on the date of grant. The charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $856,000, $514,000 and $514,000, respectively.
(2) Represents a charge resulting from the closure of the operations of Osteometer in Denmark. The charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $3,985,000, $1,256,000 and $1,256,000 respectively.
(3) Represents a charge resulting from acquired in process research and development of Osteometer, Metorex Security and SMI. The charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $2,579,000, $2,579,000 and $2,579,000, respectively.
(4) Represents a charge resulting from consolidating and restructuring certain subsidiaries. For the year ended June 30, 1999, the charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $458,000, $391,000 and $391,000, respectively. For the year ended June 30, 2000, the charge had the effect of decreasing by $1,898,000 each of income from operations, net income and income available to common shareholders.
(5) Gives effect to the conversion of certain subordinated debt into preferred stock and Common Stock in October and November 1996, and the issuance of Common Stock for the purchase of the remaining minority interests in certain subsidiaries in October and December 1996 as if such transactions occurred on July 1, 1995. Adjustments in 1996 consist of the elimination of interest expense related to converted subordinated debt of $92,000 net of income taxes.

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

Overview

   The Company is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic technology. The Company designs and manufactures optoelectronic devices and value-added subsystems for OEMs for use in a broad range of applications, including security, medical diagnostics, telecommunications, gaming, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan," "Secure" and "Metor" brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. The Company has also, through the acquisition of Osteometer, expanded into the manufacture and sale of bone densitometers, which are used to provide bone loss measurements in the diagnosis of osteoporosis. In fiscal 2001, revenues from the sale of optoelectronic devices and subsystems and medical imaging systems amounted to $59.3 million, or approximately 53.4% of the Company's revenues, while revenues from sales of security and inspection products amounted to $51.8 million, or approximately 46.6% of the Company's revenues.

   The Company was organized in May 1987. The Company's initial products were optoelectronic devices and subsystems sold to customers for use in the manufacture of x-ray scanners for carry-on airline baggage. In December 1987, the Company formed OSI Singapore to manufacture optoelectronic devices and subsystems. In April 1990, the Company acquired UDT Senors' subsystem business. In February 1993, the Company acquired the security and inspection operations of Rapiscan U.K. and, through Rapiscan U.S.A., commenced its operations as a provider of security and inspection products in the United States. In April 1993, the Company acquired Ferson Optics, a U.S. manufacturer of passive optic components. In July 1994, the Company established OSI Malaysia to manufacture optoelectronic subsystems as well as security and inspection products. In March 1997, the Company acquired AME for the purpose of broadening its optoelectronic subsystem business in Europe. The Company currently owns all of the outstanding shares of each of these companies. In January 1998, the Company acquired the "Secure" product line from ThermoSpectra for the purpose of expanding into the area of inspection of people. In fiscal 1999, the Company acquired Osteometer for the purpose of expanding further into the field of optoelectronic medical devices used for medical diagnostic purposes. Due to the global decline in the bone densitometer market, during the quarter ended March 31, 2000, the Company closed Osteometer's manufacturing facilities in Denmark and relocated the facilities to the United States.

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

   In August 2000, the Company acquired substantially all of the assets of Square One Technology for total consideration consisting of: $259,000 in cash, including professional fees associated with the acquisition, a $30,000 advance for future royalties, the return of Square One stock held by the Company with a carrying value of $259,000, and an agreement to pay royalties equal to 10% of net sales of the Square One products in the next five years, up to a maximum of $1,000,000. The business so acquired develops and manufactures infrared-based patient monitoring medical subsystems.

   During fiscal 1999, the Company invested $1.0 million including professional fees associated with the acquisition, in OSI Medical for an equity share of approximately 40%. OSI Medical develops new generation pulse oximeter instruments and probes for use in the medical field. Pursuant to an agreement entered into as of October 4, 1999 (the "OSI Medical Agreement") the Company acquired an additional equity interest, representing approximately 16% of the stock ownership of OSI Medical for $1.2 million, including professional fees associated with the acquisition. During fiscal 2001, the Company acquired an additional equity interest representing approximately 19% of the ownership of OSI Medical for $282,000. With these additional equity investments, the Company increased its equity share in OSI Medical to approximately 75%. On April 12, 2000, also pursuant to the OSI Medical Agreement and in connection with certain amounts loaned or to be loaned by the Company to OSI Medical thereunder, the Company also acquired five-year warrants (subject to earlier termination upon the occurrence of certain events) to acquire up to 1,110,000 additional OSI Medical shares at a purchase price of $1.35 per share. The warrants became exercisable commencing on April 12, 2001, and, if fully exercised, would result in the Company's share in OSI Medical being increased to over 78%, based upon the number of shares presently outstanding. Also, pursuant to the OSI Medical Agreement, the Company has an option, which expires in December 31, 2002, to acquire all of OSI Medical.

   To broaden its product base, in fiscal 1999, the Company acquired SMI. On March 31, 2001 the Company sold all of the outstanding stock of SMI to Elmos Semiconductor AG of Germany for $6.0 million in cash. In connection with the transaction, UDT sold certain capital equipment to SMI for $462,000 in cash. The sale agreement also includes a three year commitment from UDT to supply four inch silicon foundry wafers to SMI and to dedicate limited manufacturing facilities to be used by SMI, for its etching operations. The total pre-tax gain on this transaction was $3.0 million.

   Also, in fiscal 1999, the Company purchased Metorex Security. The acquisition of Metorex Security brought a complete security metal detection product line to the Company. Metor brand security archway metal detectors are among the most widely recognized such products in the world. These metal detectors complement the x-ray screening systems supplied by Rapiscan.

   The Company engages in significant international operations. The Company currently manufactures its optoelectronic devices and subsystems, and medical imaging systems, at its facilities in Hawthorne, California, Ocean Springs, Mississippi, Singapore, Johor Bahru, Malaysia; and Horten, Norway. Its security and inspection products are manufactured at its facilities in Crawley, England; Hawthorne, California; Johor Bahru, Malaysia; and Espoo, Finland. As of June 30, 2001, the Company marketed its products worldwide through approximately 60 sales and marketing employees located in seven countries, and through approximately 175 independent sales representatives. Revenues from shipments made outside of the United States accounted for 48.5%, 55.8% and 43.2 % of revenues for the fiscal years 1999, 2000 and 2001 respectively. Information regarding the Company's operating income or loss and identifiable assets attributable to each of the Company's geographic areas is set forth in Note 14 in the Company's Consolidated Financial Statements.

   The effective income tax rate of the Company has varied because of a mix of income from U.S. and foreign operations and utilization of previously unrealized net operating losses, and will continue to vary in the future. The Company is not able to estimate its effective tax rate during the next fiscal year.

   Certain competitive and industry trends include the following. Rapiscan U.S.A. and its competitors in the security and inspection business have been experiencing weakness in the domestic market. The recent terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners likely will cause a substantial increase in airport security measures, which may result in an increase in sales of the Company's security and inspection products. In April 2000, the Company was awarded a contract by the Federal Aviation Administration ("FAA") to provide x-ray screening systems at selected airports throughout the United States. Under the contract, the FAA has the right to purchase up to 800 systems, for which the purchase price would be approximately $40 million. The initial purchase under the contract was for approximately 100 carry-on baggage x-ray screening systems, all of which were shipped in fiscal 2001. The FAA ordered over 200 additional systems during fiscal 2001, some of which were shipped in fiscal 2001, and the balance of which will be shipped in fiscal 2002.

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

   The market for fiber optic products is weak at present and likely will remain weak for the foreseeable future. The Company's fiber optics product subsidiary, OSI Fibercomm, had a backlog of approximately $6 million as of June 30, 2001, but the production and delivery of such backlog is presently on hold and being rescheduled with customers, and the Company does not presently know when it may be shipped.

   The Company recognizes revenues upon shipment. In addition, the Company has undertaken projects which include the development and construction of significantly larger complex systems under contracts extending over longer periods, such as complex cargo inspection products. Accordingly, the Company has adopted the percentage of completion method of revenue recognition for these products only.

Results of Operations

   The following table sets forth certain income and expenditure items as a percentage of total revenues for the periods indicated.

                                                       Year Ended June 30,
                                                       ----------------------
                                                        1999    2000    2001
                                                       ------  ------  ------
Revenues..............................................  100.0%  100.0%  100.0%
Cost of goods sold....................................   71.4    72.7    72.8
                                                       ------  ------  ------
Gross profit..........................................   28.6    27.3    27.2
Operating Expenses:
  Selling, general and administrative.................   17.4    17.9    19.4
  Research and development............................    5.6     6.9     6.0
  Good will amortization..............................    0.6     0.5     0.4
  Asset impairment charge.............................    3.9     --      --
  In process research and development.................    2.5     --      --
  Restructuring Costs.................................    0.5     1.7     --
                                                       ------  ------  ------
    Total operating expenses..........................   30.5    27.0    25.8
(Loss) income from operations.........................   (1.9)    0.3     1.4
Gain on sale of subsidiary............................    --      --      2.7
Gain on sale of investment............................    --      --      1.0
Gain on sale of marketable securities.................    --      0.3     --
Other Income..........................................    --      0.1     --
Interest (income) expense.............................   (0.1)    0.6     0.9
                                                       ------  ------  ------
(Loss) income before income taxes and minority
 interest.............................................   (1.8)    0.1     4.2
(Benefit) provision for income taxes..................   (2.5)   (0.1)    1.1
                                                       ------  ------  ------
Net income before minority interest...................    0.7     0.2     3.1
Minority interest.....................................    --      0.4     0.1
                                                       ------  ------  ------
Net income............................................    0.7     0.6     3.2

Comparison of Fiscal Year Ended June 30, 2001 to Fiscal Year Ended June 30,
2000

   Revenues. Revenues consist of sales of optoelectronic devices, subsystems and medical imaging systems as well as security and inspection products. Revenues are recorded net of intercompany eliminations. Revenues for the fiscal year ended June 30, 2001, increased by $161,000, or 0.1%, to $111.1 million from $110.9 million for the fiscal year ended June 30, 2000. Revenues for the sale of optoelectronics devices, subsystems and medical imaging systems, net of intercompany eliminations, decreased by $4.5 million, or 7.1%, to $59.3 million from $63.8 million for fiscal 2000. The decrease was primarily due to decreased sales of the discontinued product line of data/video projector systems, and was partially offset by increased sales of fiber optics and sales to the weapon simulation market. Sales of the discontinued product line of data/video projector systems for the fiscal 2001 and 2000 were $1.0 million and $10.9 million, respectively. The Company expects that the fiber optics market will be weak in the foreseeable future. Revenues from the sale of security and inspection products increased $4.7 million, or 9.9% to $51.8 million from $47.1 million for fiscal 2000. The increase was primarily due to increased shipments of x-ray screening systems for selected airports throughout the United States under a Federal Aviation Administration (FAA) contract and revenue recognized under new large vehicle cargo x-ray systems contracts.

   Gross Profit. Cost of goods sold consist of material, labor and manufacturing overhead. Gross profit decreased by $92,000, or 0.3%, to $30.2 million from $30.3 million for fiscal 2000. As a percent of revenues, gross profit decreased to 27.2% in fiscal 2001 from 27.3% in fiscal 2000. The decrease in gross margin was due to a change in product mix and certain research and development personnel working directly on specific shipments.

   Selling, General and Administration. Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the year ended June 30, 2001, such expenses increased by $1.7 million or 8.8% to $21.6 million from $19.8 million in fiscal 2000. As a percentage of revenues, selling, general and administrative expenses increased to 19.4% in fiscal 2001 from 17.9% in fiscal 2000. The increase in expenses was primarily due to increased administrative expenses, legal and professional fees and an increase in provision for doubtful receivables, offset in part by proceeds of $409,000 from settlement of certain litigation.

   Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the year ended June 30, 2001, such expenses decreased by $1.0 million, or 13.5% to $6.7 million from $7.7 million in fiscal 2000. As a percentage of revenues, research and development expenses decreased to 6.0% in fiscal 2001 from 6.9% in fiscal 2000. The decrease in expenses was primarily due to certain research and development personnel worked directly on specific products and the cost of their services was charged to manufacturing overhead, offset in part by increased research and development spending for medical and fiber optics products.

   Goodwill Amortization. Amortization of goodwill decreased to $488,000 in fiscal 2001 from $529,000 in fiscal 2001. The decrease in amortization of goodwill was primarily due to reduction of goodwill associated with the disposition of SMI for part of the year.

   Income from Operations. For the year ended June 30, 2001, income from operations was $1.5 million compared to $373,000 for fiscal 2000. Excluding the non-recurring restructuring costs of $1.9 million in fiscal 2000, income from operations decreased to $1.5 for the year ended June 30, 2001, compared to $2.3 million in fiscal 2000. Income from operations decreased primarily due to increased selling, general and administrative expenses and was offset in part by decreased research and development expenses.

   Gain on Sale of Subsidiary. On March 31, 2001, the Company sold all of the outstanding stock of its wholly owned subsidiary SMI to ELMOS Semiconductor AG of Germany for $6.0 million in cash resulting in a gain of $3.0 million. In addition, as a part of the agreement, $2.2 million of the accounts payable by SMI to the Company as a result of intercompany transactions was converted to a note receivable from the buyer over a period of four and a half years. As of June 30, 2001, the outstanding amount for the note receivable was $1.3 million.

   Gain on Sale of Investments. In the year ended June 30, 2001, as a result of the acquisition of a company in which the Company had an equity investment of $300,000, the Company received a total consideration of $1.4 million, resulting in a pre-tax gain of $1.1 million. This consideration does not include a hold back of approximately $167,000.

   Interest Expense. For the year ended June 30, 2001, the Company had a net interest expense of $995,000 compared to net interest expense of $721,000 for fiscal 2000. The increase in net interest expense was primarily due to increased borrowing on the Company's lines of credit for working capital and repurchase of Company stock. Subsequent to the sale of SMI, the Company repaid most of its lines of credit.

   Provision (benefit) for Income Taxes. For the year ended June 30, 2001, the Company had an income tax expense of $1.3 million compared to an income tax benefit of $151,000 for fiscal 2000. The change in the Company's effective tax rate was primarily due to a mix in income from U.S. and foreign operations and an increase in the valuation allowance of $2.2 million, offset in part by the release of certain tax contingencies. The

Company has established the valuation allowance in accordance with the provisions of SFAS No. 109. The valuation allowance primarily relates to federal and state net operating loss carry-forwards of a subsidiary subject to Separate Return Limitation Year rules.

   Net Income. For the reasons outlined above, the net income for the year ended June 30, 2001 was $3.5 million compared to $627,000 for the year ended June 30, 2000.

Comparison of Fiscal Year Ended June 30, 2000 to Fiscal Year Ended June 30,
1999

   Revenues. Revenues consist of sales of optoelectronic and silicon pressure sensor devices, subsystems and medical imaging systems as well as security and inspection products. Revenues are recorded net of intercompany eliminations. Revenues for the fiscal year ended June 30, 2000, increased by $9.2 million or 9.0% to $110.9 million from $101.8 million for the fiscal year ended June 30, 1999. Revenues for the sale of optoelectronics and silicon pressure sensor devices, subsystems and medical imaging systems, net of intercompany eliminations, increased by $8.3 million, or 15.0% to $63.8 million from $55.5 million for fiscal 1999. The increase was primarily due to increased sales of silicon pressure sensors through the recent acquisition of SMI and sales through the introduction of new product for the data/video projection market and was partially offset by a decrease in sales to the oil exploration industry. Revenues from the sale of security and inspection products increased $853,000, or 1.8% to $47.1 million from $46.3 million for fiscal 1999. The increase was primarily due to increased sales of people scanners and sales of walk-through metal detection systems through the recent acquisition of Metorex Security. Also for the year ended June 30, 1999, the Company had large shipments of cargo scanning machines, which were not repeated in fiscal 2000.

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

   Interest expense (income). For the year ended June 30, 2000, the Company had net interest expense of $721,000 compared to net interest income of $102,000 for fiscal 1999. The net interest expense was due to increased borrowing on the Company's lines of credit and a reduction in short term investments used for working capital and acquisitions.

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

Liquidity and Capital Resources

   The Company has financed its operations primarily through cash provided by operations, through various term loans, discounting facilities, and credit lines extended to its different subsidiaries worldwide and from its public offering. As of June 30, 2001, the Company's principal source of liquidity consisted of $4.5 million in cash and several credit agreements described below.

   The Company's operations provided net cash of $94,000 during fiscal 2001 compared to net cash used in operations of $1.3 million in fiscal 2000. The amount of net cash provided by operations reflects reductions in other receivables, an increase in accrued payroll and related expenses and advances from customers. Net cash provided by operations was offset in part by increase in accounts receivables, inventory and prepaids, and reduction in accounts payable and other accrued expenses and current liabilities. The increase in accounts receivable was mainly due to timing of shipments of certain large contracts and increase in inventory was due to product mix and longer intercompany in transit time due to certain manufacturing being moved to Malaysia from the United States and the United Kingdom.

   The net cash provided by investing activities was $3.8 million during fiscal 2001, compared to net cash used in investing activities of $1.3 million in fiscal 2000. In fiscal 2001, net cash provided by investing activities reflects primarily cash received from the sale of SMI, the sale of property and equipment and sale of an equity investment and was offset in part by cash used in business acquisitions and the purchase of property and equipment. In fiscal 2000, the net cash used in investing activities reflects primarily cash used in business acquisitions and the purchase of property and equipment and was offset in part by the sale of marketable securities.

   Net cash used in financing activities was $10.4 million in fiscal 2001, compared to net cash provided by financing activities of $6.1 million for fiscal 2000, net cash used in financing activities resulted primarily due to the repayment of borrowings under the Company's working capital lines of credit, term loan and purchase of the Company's common share pursuant to its stock repurchase program.

   In March 1999, the Company announced a stock repurchase program of up to 2,000,000 shares of its common stock. Through September 27, 2001, the Company repurchased 1,404,500 shares at an average price $4.37 per share. The stock repurchase program did not have a material effect on the Company's liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

   In January 1997, the Company and its U.S. subsidiaries entered into a credit agreement with United California Bank (previously Sanwa Bank California). The agreement, as amended and restated in February 2001, provides for a $12.0 million line of credit, which includes revolving line, letter of credit, acceptance and foreign exchange facilities. In addition, the Company has a $10.5 million term loan. Advances under the lines of credit bear interest at a rate equal to a variable bank reference rate plus a margin (7.0% at June 30, 2001) or, at the Company's option, at a fixed rate as quoted by the bank upon request for specific advances. As of June 30, 2001 there was no amount outstanding under the line of credit, $9.6 million outstanding under the term loan, and the Company was holding a forward exchange contract with a notional amount of $1.5 million. As of June 30, 2001, $574,000 was outstanding under letters of credit. The lines expire in November 2002. Borrowings under the agreement are secured by liens on substantially all of the assets of the Company's U.S. subsidiaries. The credit agreement contains certain covenants. Among these, the Company is at all times required to maintain (on a consolidated basis) a tangible net worth of at least $50.0 million; a ratio of debt to EBITDA of not more than 3.25 to 1; a ratio of cash, cash equivalents and accounts receivable to current liabilities of not less than 1.0 to 1; and a debt coverage ratio of 1.5 to 1.

   Rapiscan U.K. has a loan agreement with HSBC Bank plc, which provides for an overdraft facility up to a maximum amount of 2.0 million Pounds Sterling (approximately $2.8 million at June 30, 2001) outstanding at any one time, which amounts are secured by certain assets of Rapiscan U.K. At June 30, 2001, no amounts were outstanding under the overdraft facility. Outstanding borrowings bear interest at a base rate (5.25% at June 30, 2001) plus 1.35% per annum. The agreement also provides for a 1.0 million Pounds Sterling (approximately $1.4 million at June 30, 2001) facility for tender and performance bonds and a 1.0 million Pounds Sterling (approximately $1.4 million at June 30, 2001) facility for the purchase of forward exchange contracts. These facilities are secured by certain assets of Rapiscan U.K. and the Company has guaranteed this obligation up to $1.4 million. As of June 30, 2001, $714,000 was outstanding under the performance bond. The above facilities expire in January 2002 and the Company believes that they will be renewed on the same or similar terms.

   OSI Singapore has a loan agreement with Indian Bank (Singapore), which provides for an accounts receivable discounting facility for borrowing of up to 2.6 million Singapore dollars (approximately $1.4 million at June 30,
2001). Borrowings under the line of credit bear interest at the bank's prime rate (6.75% at June 30,

2001) plus 1.0%. The line of credit expires on April 2002 and the Company believes that it will be renewed on the same or similar terms. As of June 30, 2001 there were no amounts outstanding under the line of credit. Borrowings under the line of credit are collateralized by certain assets of OSI Singapore and are guaranteed by certain officers of the Company. Borrowings secured by intercompany receivables are guaranteed by the Company.

   AME has a loan agreement with Den Norske Bank which provides for a revolving line of credit for borrowings of up to 10.0 million Norwegian kroner (approximately $1.1 million at June 30, 2001). As of June 30, 2001, no amounts were outstanding under this line of credit. Borrowings under the line of credit bear interest at a variable rate, which was 9.0% at June 30, 2001. The line of credit expires on January 2002, and the Company believes that it will be renewed on the same or similar terms.

   OSI Malaysia has a loan agreement with the Hong Kong Bank Malaysia Berhad, which provides for a bank guarantee line of credit for 10.0 million Malaysia ringgits (approximately $2.6 million at June 30, 2001) for performance bonds and a 2.0 million Malaysian ringgits overdraft facility (approximately $526,000 at June 30, 2001). Borrowings under the overdraft facility bear interest at the bank's base lending rate (6.8% at June 30, 2001) plus 1.75%. At June 30, 2001, the amounts outstanding under the performance bond and overdraft facilities was $61,000 and $100,000, respectively. Borrowings under this agreement are secured by certain assets of OSI Malaysia and are guaranteed by the Company. These lines expire in October 2001 and the Company believes that they will be renewed on the same or similar terms.

   OSI Malaysia has a loan agreement with Malaysian Bank Berhad, which provides for a revolving line of credit of up to an amount of 3.0 million Malaysian ringgits (approximately $789,000 as of June 30, 2001). Borrowings under the line of credit bear interest at the bank's base lending rate (6.75% at June 30, 2001) plus 1.75%. As of June 30, 2001, no amount was outstanding under this line of credit. Borrowings under this agreement are secured by certain assets of OSI Malaysia and are guaranteed by the Company. The line of credit expires in January 2002 and the Company believes that it will be renewed on the same or similar terms.

   Metorex Security has a loan agreement with Sampo Bank that provides for a foreign currency overdraft facility up to 4.0 million Finnish markka (approximately $570,000 at June 30, 2001). At June 30, 2001, no amount was outstanding under the overdraft facility. The agreement also provides for 2.0 million Finnish Marks (approximately $285,000 at June 30, 2001) for tender and performance bonds. At June 30, 2001 approximately $135,000 was outstanding under the tender and performance bonds facility. Borrowings under these facilities bear interest rate at the bank's prime lending rate (4.75% at June 30, 2001) plus 0.75%. The above facilities expire in March 2003, and the Company believes that they will be renewed on the same or similar terms.

   The Company believes that cash from operations, existing cash and lines of credit will be sufficient to meet its cash requirements for the foreseeable future.

New Accounting Pronouncements

   Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income ("OCI"), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of FAS 133 did not have a material impact on the Company's financial position or results of operations.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", and related interpretations. SAB 101 summarized certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. During the fourth quarter of fiscal 2001 the Company has retroactively adopted the provisions of SAB 101 effective July 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the use of the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have any effect on its financial position and results of operations.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which becomes effective for the Company beginning fiscal year 2003. This statement changes the method of accounting for goodwill to a test for impairment and requires among other things, the discontinuance of goodwill amortization. The Company is currently assessing the impact of the adoption of this statement on its financial position and result of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market Risk

   The Company is exposed to certain market risks which are inherent in the Company's financial instruments and arise from transactions entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce market risk in connection with specific foreign currency-denominated transactions. The Company does not enter into derivative financial instrument transactions for speculative purposes.

   The Company is subject to interest rate risk on its short-term borrowings under its bank lines of credit. Borrowings under these lines of credit do not give rise to significant interest rate risk because these borrowings have short maturities and are borrowed at variable interest rates. Historically, the Company has not experienced material gains or losses due to interest rate changes.

Foreign Currency

   The accounts of the Company's operations in Singapore, Malaysia, England, Finland, Norway and Canada are maintained in Singapore dollars, Malaysian ringgits, Pounds Sterling, Finnish markka, Norwegian kroner and Canadian dollars, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder's equity. Transaction losses of approximately $156,000 and $288,000 were included in income for fiscal 2000 and 2001, respectively.

   The Company's use of derivatives consists primarily of foreign exchange contracts and an interest rate swap. The Company purchases forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale. The Company does not use the contracts for trading purposes. As of June 30, 2001, the Company had one foreign exchange contract with a notional amount of $1.5 million. The estimated fair value of these contracts, based on quoted market prices, approximated ($50,000) at June 30, 2001. The foreign exchange contract is an effective foreign exchange hedge and the difference in the fair value from the prior reporting period has been recorded as OCI.

Importance of International Markets

   International markets provide the Company with significant growth opportunities. However, the following events, among others, could adversely affect the Company's financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, and political instability.

For the year ended June 30, 2001, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on the Company's consolidated revenues and results of operations. As a result of monetary policy in Malaysia, including the pegging of the Malaysian ringgit to the U.S. dollar, the Company believes that its foreign currency exposure in Malaysia will not be significant in the foreseeable future. The Company continues to perform ongoing credit evaluations of its customers' financial condition and, if deemed necessary, the Company requires advance payments for sales. The Company is monitoring economic and currency conditions around the world to evaluate whether there may be any significant effect on its international sales in the future. Due to its overseas investments and the necessity of dealing with local currencies in its foreign business transactions, the Company is at risk with respect to foreign currency fluctuations.

Inflation

   The Company does not believe that inflation has had a material impact on its results of operations.

Euro Conversion

   On January 1, 1999, 11 of the 15 member countries of the European Union introduced a new currency, the "Euro". The conversion rates between the Euro and the participating nations' existing legacy currencies were fixed irrevocably as of December 31, 1998. Prior to full implementation of the new currency on January 1, 2002, there will be a transition period during which parties may, at their discretion, use either the legacy currencies or the Euro for financial transactions.

   We are not aware of any material operational issues or costs associated with preparing internal systems for the Euro. While it is not possible to accurately predict the impact the Euro will have on the Company's business or on the economy in general, management does not anticipate that the Euro conversion will have a material adverse impact on the Company's market risk with respect to foreign exchange, its results of operations, or its financial condition.

Interest Rate Risk

   All highly-liquid investments with a maturity of three months or less are classified as cash equivalent and recorded in the balance sheet at fair value. Short-term investments are comprised of high quality marketable securities. We have not historically used derivatives to hedge our interest rate risk. However, during the current fiscal year we entered into a interest rate swap to convert a portion of the Company's variable-interest-rate debt to a fixed-rate liability.

   The carrying amount, principal maturity and estimated value of our investment portfolio and long-term debt exposure as of June 30, 2000 are as follows:

                           Carrying
                            Amount            Maturity
                           -------- ---------------------------------   Fair
                             2000   2001   2002   2003   2004   2005   Value
                           -------- -----  -----  -----  -----  -----  ------
Investments
  Cash and cash
   equivalents............  10,892                                     10,892
  Average interest rate...    5.51%
Long-term debt
  Secured long-term loan..  10,339  2,641  2,609  2,554  1,499  1,036  10,339
  Average interest rate...    8.75%  9.50%  9.50%  9.50%  9.50%  9.50%

   The carrying amount, principal maturity and estimated value of our investment portfolio and long-term debt exposure as of June 30, 2001 are as follows:

                                 Carrying
                                  Amount            Maturity
                                 -------- -------------------------------- Fair
                                   2001   2002   2003   2004   2005   2006 Value
                                 -------- -----  -----  -----  -----  ---- -----
Investments
  Cash and cash equivalents.....  4,467                                    4,467
  Average interest rate.........   6.67%
Long-term debt
  Secured long term loan........  9,628   2,625  2,628  2,625  1,750       9,628
  Average interest rate.........   6.95%   6.95%  6.95%  6.95%  6.95%

   During the current year, the Company also entered into an interest rate swap. The terms of the swap are to convert a portion of the company's variable interest rate debt into a fixed rate liability. At year-end, the fair value of the swap was ($50,000). The decrease in the market value from the date of purchase of the swap to year-end is recorded in OCI, due to the swap meeting the criteria of an effective cash flow hedge.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Financial Statements of the Company are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 16, 2001.

ITEM 11. EXECUTIVE COMPENSATION

   The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 16, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 16, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 16, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of Report

     (1) FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Independent Auditor's Report.............................................. F-1
Consolidated Balance Sheets at June 30, 2000 and 2001..................... F-2
Consolidated Statements of Operations for the years ended June 30, 1999,
 2000 and 2001............................................................ F-3
Consolidated Statements of Shareholders' Equity for the years ended June
 30, 1999, 2000 and 2001.................................................. F-4
Consolidated Statements of Cash Flows for the years ended June 30, 1999,
 2000 and 2001............................................................ F-5
Notes to Consolidated Financial Statements................................ F-8

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

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OSI SYSTEMS, INC.
                                          (Registrant)

Date: September 20, 2001                             /s/ Ajay Mehra
                                          By: _________________________________
                                                         Ajay Mehra
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Deepak Chopra              Chairman of the Board,     September 20, 2000
______________________________________  President and Chief
            Deepak Chopra               Executive Officer
                                        (Principal Executive
                                        Officer)

          /s/ Ajay Mehra               Vice President, Chief      September 20, 2000
______________________________________  Financial Officer
              Ajay Mehra                (Principal Financial and
                                        Accounting Officer),
                                        Secretary and Director

        /s/ Steven C. Good             Director                   September 20, 2000
______________________________________
            Steven C. Good

        /s/ Meyer Luskin               Director                   September 20, 2000
______________________________________
             Meyer Luskin

        /s/ Madan G. Syal              Director                   September 20, 2000
______________________________________
            Madan G. Syal

     /s/ Chand R. Viswanathan          Director                   September 20, 2000
______________________________________
         Chand R. Viswanathan

                               INDEX TO EXHIBITS

 No.                              Exhibit Description
 ---                              -------------------
  3.1  Articles of Incorporation of the Company(1)

  3.2  Amended and Restated Bylaws of the Company(1)

  4.1  Specimen Common Stock Certificate(3)

  4.2  Rights Agreement(11)

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

 10.20 Agreement of Purchase and Sale and Joint Escrow Instructions dated as of
        June 23, 1998 by and between Chadron II, LLC and UDT Sensors, Inc.(5)


 No.                              Exhibit Description
 ---                              -------------------
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

 10.23 Employment Agreement dated September 1, 2000 between the Company and
        Ajay Mehra.(9)

 10.24 Credit agreement, dated February 27, 2001 between the Company and Sanwa
        Bank California.(10)

 21*   Subsidiaries of the Company

 23*   Independent Auditors' Consent

 99.1  Criminal Plea and Sentencing Agreement between UDT Sensors, Inc. and
        U.S. Attorney's Office(2)

 99.2  Agreement between UDT Sensors, Inc. and Department of Navy(2)

--------
  *  Filed herewith

 (1) Previously filed with the Company's Registration Statement filed June 13, 1997.
 (2) Previously filed with the Company's Amendment No. 1 to the Registration Statement filed August 1, 1997.
 (3) Previously filed with the Company's Amendment No. 2 to the Registration Statement filed August 15, 1997.
 (4) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997.
 (5) Previously filed with the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended June 30, 1998.
 (6) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.
 (7) Previously filed with the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended June 30, 1999.
 (8) Previously filed with the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended June 30, 1999.
 (9) Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
(10) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.
(11) Previously filed with the Company's Registration Statement on Form 8-A filed August 1, 2000.

                         INDEPENDENT AUDITORS' REPORT

OSI Systems, Inc.:

   We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Los Angeles, California
September 17, 2001

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2000 AND 2001
                  (Dollars in Thousands, Except Share Amounts)

                                                               2000     2001
                                                             --------  -------
                      ASSETS (Note 4)

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)........................ $ 10,892  $ 4,467
  Investments (Note 1)......................................               863
  Accounts receivable, net of allowance for doubtful
   accounts of $855 and $903 at June 30, 2000 and 2001,
   respectively (Note 1)....................................   29,890   28,437
  Other receivables (Note 2)................................    2,184    1,552
  Inventory (Note 1)........................................   30,920   31,174
  Prepaid expenses..........................................      821    1,009
  Deferred income taxes (Notes 1 and 6).....................    1,807      832
  Income taxes receivable (Notes 1 and 6)...................      193      310
  Current portion of note receivable (Note 3)...............               450
                                                             --------  -------
    Total current assets....................................   76,707   69,094
PROPERTY AND EQUIPMENT, Net (Notes 1 and 4).................   14,248   13,405
INTANGIBLE AND OTHER ASSETS, Net (Notes 1, 2, and 3)........    9,052    7,371
NOTE RECEIVABLE (Note 3)....................................               800
DEFERRED INCOME TAXES (Notes 1 and 6).......................    3,016    1,726
                                                             --------  -------
    TOTAL................................................... $103,023  $92,396
                                                             ========  =======

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank lines of credit (Note 4)............................. $  6,079  $   100
  Current portion of long-term debt (Notes 1, 4, and 5).....    2,641    2,625
  Accounts payable (Note 1).................................   12,728   10,720
  Accrued payroll and related expenses......................    2,270    2,614
  Income taxes payable (Notes 1 and 6)......................    1,586    1,525
  Advances from customers...................................      558      924
  Accrued warranties........................................    1,805    1,687
  Other accrued expenses and current liabilities............    3,141    2,585
                                                             --------  -------
    Total current liabilities...............................   30,808   22,780
LONG-TERM DEBT (Notes 1, 4, and 5)..........................    7,698    7,003
DEFERRED INCOME TAXES (Notes 1 and 6).......................      164      132
MINORITY INTEREST (Note 3)..................................      146
                                                             --------  -------
    Total liabilities.......................................   38,816   29,915
                                                             --------  -------
COMMITMENTS AND CONTINGENCIES (Notes 7)
SHAREHOLDERS' EQUITY (Notes 8, 9, and 10):
  Preferred stock, no par value; authorized, 10,000,000
   shares; no shares issued or outstanding at June 30, 2000
   and 2001
  Common stock, no par value; authorized, 40,000,000 shares;
   issued and outstanding, 9,349,750 and 8,462,968 shares at
   June 30, 2000 and 2001, respectively (Note 10)...........   47,357   43,567
  Retained earnings.........................................   18,787   22,291
  Accumulated other comprehensive loss (Note 1).............   (1,937)  (3,377)
                                                             --------  -------
    Total shareholders' equity..............................   64,207   62,481
                                                             --------  -------
    TOTAL................................................... $103,023  $92,396
                                                             ========  =======

          See accompanying notes to consolidated financial statements.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   YEARS ENDED JUNE 30, 1999, 2000, AND 2001
           (Dollars in Thousands, Except Share and Per Share Amounts)

                                                     1999      2000      2001
                                                   --------  --------  --------
REVENUES (Note 1)................................  $101,763  $110,938  $111,099
COST OF GOODS SOLD...............................    72,633    80,598    80,851
                                                   --------  --------  --------
GROSS PROFIT.....................................    29,130    30,340    30,248
                                                   --------  --------  --------
OPERATING EXPENSES:
  Selling, general, and administrative expenses
   (Notes 11 and 12).............................    17,728    19,828    21,572
  Research and development (Note 1)..............     5,711     7,712     6,671
  Goodwill amortization (Note 1).................       595       529       488
  Asset impairment charge (Note 3)...............     3,985
  In-process research and development (Note 3)...     2,579
  Restructuring costs (Notes 1 and 3)............       458     1,898
                                                   --------  --------  --------
    Total operating expenses.....................    31,056    29,967    28,731
                                                   --------  --------  --------
(LOSS) INCOME FROM OPERATIONS....................    (1,926)      373     1,517
GAIN ON SALE OF SUBSIDIARY.......................                         2,967
GAIN ON SALE OF INVESTMENT (Note 3)..............                         1,119
GAIN ON SALE OF MARKETABLE SECURITIES (Note 1)...                 309
OTHER INCOME (Note 1)............................                 126
INTEREST (INCOME) EXPENSE (Notes 4 and 5)........      (102)      721       995
                                                   --------  --------  --------
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR
 INCOME TAXES AND MINORITY INTEREST..............    (1,824)       87     4,608
(BENEFIT) PROVISION FOR INCOME TAXES (Notes 1 and
 6)..............................................    (2,565)     (151)    1,250
MINORITY INTEREST IN NET LOSS OF SUBSIDIARY (Note
 3)..............................................                 389       146
                                                   --------  --------  --------
NET INCOME.......................................  $    741  $    627  $  3,504
                                                   ========  ========  ========
EARNINGS PER COMMON SHARE (Note 1)...............  $   0.08  $   0.07  $   0.39
                                                   ========  ========  ========
EARNINGS PER COMMON SHARE--Assuming dilution
 (Note 1)........................................  $   0.08  $   0.07  $   0.38
                                                   ========  ========  ========

          See accompanying notes to consolidated financial statements.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   YEARS ENDED JUNE 30, 1999, 2000, AND 2001
                 (Dollars in Thousands, Except Share Amounts)

                             Preferred          Common                   Accumulated
                          ---------------- ------------------               Other
                          Number of        Number of           Retained Comprehensive Comprehensive
                           Shares   Amount  Shares    Amount   Earnings     Loss      Income (Loss)  Total
                          --------- ------ ---------  -------  -------- ------------- ------------- -------
BALANCE, JUNE 30, 1998..     --     $ --   9,691,915  $49,131  $17,419     $  (635)                 $65,915
 Exercise of stock
 options (Note 8).......                      40,500       99                                            99
 Treasury stock
 purchased (Note 10)....                     (85,000)    (438)                                         (438)
 Comprehensive income:
 Net income.............                                           741                   $   741        741
 Other comprehensive
 income--translation
 adjustment.............                                                       (49)          (49)       (49)
 Unrealized loss on
 available for sale
 securities.............                                                      (486)         (486)      (486)
                                                                                         -------
 Comprehensive income...                                                                 $   206
                            ----    -----  ---------  -------  -------     -------       =======    -------
BALANCE, JUNE 30, 1999..                   9,647,415   48,792   18,160      (1,170)                  65,782
 Exercise of stock
 options (Note 8).......                      97,161      319                                           319
 Tax benefit of stock
 options exercised......                                   20                                            20
 Shares purchased under
 the employee stock
 purchase program (Note
 9).....................                      10,674       46                                            46
 Treasury stock
 purchased (Note 10)....                    (405,500)  (1,820)                                       (1,820)
 Comprehensive income:
 Net income.............                                           627                   $   627        627
 Other comprehensive
 income--translation
 adjustment.............                                                    (1,253)       (1,253)    (1,253)
 Unrealized loss on
 available for sale
 securities.............                                                       486           486        486
                                                                                         -------
 Comprehensive (loss)...                                                                 $  (140)
                            ----    -----  ---------  -------  -------     -------       =======    -------
BALANCE, JUNE 30, 2000..                   9,349,750   47,357   18,787      (1,937)                  64,207
 Exercise of stock
 options (Note 8).......                      17,125       46                                            46
 Shares purchased under
 the employee stock
 purchase program (Note
 9).....................                      10,093       50                                            50
 Treasury stock
 purchased (Note 10)....                    (914,000)  (3,886)                                       (3,886)
 Comprehensive income:
 Net income.............                                         3,504                   $ 3,504      3,504
 Other comprehensive
 income--translation
 adjustment.............                                                    (1,440)       (1,440)    (1,440)
 Unrealized gain on
 available for sale
 securities net of tax
 of $67.................                                                       100           100        100
 Change in fair value of
 derivative
 instruments............                                                      (100)         (100)      (100)
                                                                                         -------
 Comprehensive income...                                                                 $ 2,064
                            ----    -----  ---------  -------  -------     -------       =======    -------
BALANCE, JUNE 30, 2001..     --     $ --   8,462,968  $43,567  $22,291     $(3,377)                 $62,481
                            ====    =====  =========  =======  =======     =======                  =======

         See accompanying notes to consolidated financial statements.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED JUNE 30, 1999, 2000, AND 2001
                             (Dollars in Thousands)

                                                       1999     2000      2001
                                                     --------  -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income........................................  $    741  $   627  $  3,504
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Provision for losses on accounts receivable......        86      459       490
  In-process research and development..............     2,579
  Depreciation and amortization....................     3,681    4,039     4,129
  Asset impairment charge..........................     3,985
  Gain on sale of marketable securities............               (309)
  Gain on sale of investment.......................                       (1,119)
  Minority interest in net loss of subsidiary......               (389)     (146)
  Gain on sale of subsidiary.......................                       (2,967)
  Deferred income taxes............................    (1,384)  (2,187)    2,233
  (Gain) loss on sale of property and equipment....      (498)      59       174
  Changes in operating assets and liabilities, net
   of business acquisitions and disposal
  Accounts receivable..............................    (3,997)  (1,869)   (1,395)
  Other receivables................................      (570)     (82)      568
  Inventory........................................       533   (7,583)   (3,950)
  Prepaid expenses.................................      (194)     115      (262)
  Accounts payable.................................       318    3,774    (1,222)
  Accrued payroll and related expenses.............      (660)      15       572
  Income taxes payable.............................    (1,775)     889       (21)
  Advances from customers..........................      (928)    (424)      404
  Income taxes receivable..........................    (1,853)   1,724      (104)
  Accrued warranties...............................       (26)    (172)     (105)
  Other accrued expenses and current liabilities...        42       23      (689)
                                                     --------  -------  --------
   Net cash provided by (used in) operating
    activities.....................................        80   (1,291)       94
                                                     --------  -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds on the sale of investments...............              2,503     1,712
 Purchases of investments..........................    (2,194)            (1,139)
 (Increase) decrease in equity investments.........    (1,202)      29       (73)
 Proceeds from sale of property and equipment......       861      305       496
 Additions to property and equipment...............    (4,607)  (2,967)   (3,496)
 Cash paid for business acquisition, net of cash
  acquired.........................................   (16,041)  (1,309)     (541)
 Cash received for business disposition, net of
  disposition costs................................                        5,961
 Cash received on note receivable..................                          929
 Other assets......................................      (188)     148       (65)
                                                     --------  -------  --------
   Net cash (used in) provided by investing
    activities.....................................   (23,371)  (1,291)    3,784
                                                     --------  -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds (repayment of) from bank lines of
  credit...........................................     8,495   (2,579)   (5,956)
 (Payments) proceeds on long-term debt.............      (669)  10,081      (675)
 Proceeds from exercise of stock options and sale
  of stock.........................................        99      385        96
 Repurchase of treasury stock......................      (438)  (1,820)   (3,886)
                                                     --------  -------  --------
   Net cash provided by (used in) financing
    activities.....................................     7,487    6,067   (10,421)
                                                     --------  -------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH............       598      166       118
                                                     --------  -------  --------
NET (DECREASE) INCREASE IN CASH EQUIVALENTS........   (15,206)   3,651    (6,425)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.......    22,447    7,241    10,892
                                                     --------  -------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR.............  $  7,241  $10,892  $  4,467
                                                     ========  =======  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--
 Cash paid (received) during the year for:
  Interest.........................................  $    572  $   688  $    934
  Income taxes.....................................  $  2,475  $  (594) $   (702)

          See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED JUNE 30, 1999, 2000, AND 2001
                             (Dollars in Thousands)

Business Acquisitions in 1999

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

     In November 1998, the Company acquired all of the capital stock of Silicon Microstructures, Inc. ("SMI")

     In December 1998, the Company acquired most of the assets of Corrigan Canada Ltd. ("Corrigan")

     In January 1999, the Company purchased the product line of Aristo Medical Products, Inc. ("Aristo")

   In conjunction with the acquisitions, assets were acquired and liabilities assumed as follows:

                                               Metorex
                                    Osteometer Security  SMI   Corrigan Aristo
                                    ---------- -------- ------ -------- ------
Fair value of assets acquired......  $ 3,675    $  914  $  806  $1,117   $250
Goodwill and identified intangible
 assets............................    3,984     3,597   1,470     110     27
In-process research and
 development.......................    1,957       204     418
Liabilities assumed................   (1,731)                     (751)
                                     -------    ------  ------  ------   ----
Cash paid..........................  $ 7,885    $4,715  $2,694  $  476   $277
                                     =======    ======  ======  ======   ====

   In July 1999, the Company paid an additional $739,000 related to the acquisition of Metorex Security. The payment was made in lieu of contingent payments, based upon future sales.

Acquisition of OSI Medical Interest

   In October 1999, the Company increased its holding in OSI Medical, Inc. ("OSI Medical"), formerly TFT Medical, Inc., from 40.3% to 55.6% and changed the method of accounting for the investment from the equity method, to the purchase method of accounting. In conjunction with the change in accounting, and additional investment, the assets acquired and liabilities assumed were as follows:

      Fair value of assets acquired..................................... $  662
      Goodwill..........................................................  1,151
      Liabilities assumed...............................................   (110)
      Minority interest.................................................   (535)
      Initial net equity investment.....................................   (598)
                                                                         ------
      Cash paid, net of cash acquired................................... $  570
                                                                         ======

   During the year ended June 30, 2001 the Company paid $282,000 to increase their shareholding to 74.8%.

          See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED JUNE 30, 1999, 2000, AND 2001
                            (Dollars in Thousands)

Sale of SMI

   In March 2001, the company disposed of its holdings in SMI. The assets and liabilities disposed were as follows:

      Carrying value of assets disposed................................ $ 4,600
      Goodwill.........................................................   1,190
      Carrying value of liabilities disposed...........................  (2,796)
      Gain on sale of subsidiary.......................................   2,967
                                                                        -------
      Cash received, net of cash disposed.............................. $ 5,961
                                                                        =======

Acquisition of Square One

   In August 2000, the Company acquired substantially all of the assets in Square One for $259,000 including legal and professional fees of $23,000, and the return of the Square One stock held by the Company with a carrying value of $259,000. The assets acquired were as follows:

      Fair value of assets acquired...................................... $ 137
      Patents intangible assets..........................................   381
      Carrying value of Square One stock returned........................  (259)
                                                                          -----
      Cash paid.......................................................... $ 259
                                                                          =====


         See accompanying notes to consolidated financial statements.

                                                                    (Concluded)

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Years Ended June 30, 1999, 2000, and 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   General--OSI Systems, Inc. and its subsidiaries (collectively, the "Company") is a vertically integrated, worldwide provider of devices, subsystems, and end-products based on optoelectronic technology. The Company designs and manufactures optoelectronic devices and value-added subsystems for original equipment manufacturers ("OEMs") in a broad range of applications, including security, medical diagnostics, fiber optics telecommunications, gaming, office automation, aerospace, computer peripherals, and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products and medical imaging systems that it markets worldwide to end users. The Company markets its security and inspection products under the "Rapiscan," "Secure," and "Metor" brand names. These products are used to inspect baggage, cargo, people, and other objects for weapons, explosives, drugs, and other contraband. In the medical field, the Company manufactures and sells bone densitometers, which are used to provide bone loss measurements in the diagnosis of osteoporosis. The Company also manufactures and sells saturation of arterial hemoglobin ("SpO\\2\\") monitors and sensors under the trade names "Digital Dolphin" and "Dolphin 2000."

   Consolidation--The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash Equivalents--The Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

   Investments--Investments consist of equity securities categorized as available-for-sale and carried at fair value. Unrealized holding gains and losses on investments are included in accumulated other comprehensive loss until realized. Fair value of investments is determined by the quoted market prices of each investment. For purposes of determining gross realized gains and losses, the cost of the securities sold is based upon specific identification. Investments held at June 30, 2001 are restricted and cannot be sold by the Company until April 1, 2002.

   Concentrations of Credit Risk--The Company's financial instruments that are exposed to concentration of credit risk consist primarily of its cash, cash equivalents, available-for-sale investments, and accounts receivable. The Company restricts investments in cash equivalents and available-for-sale investments to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's worldwide customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses.

   Accounts Receivable--Accounts receivable at June 30, 2000 and 2001 consisted of the following (in thousands):

                                                                 2000    2001
                                                                ------- -------
   Trade receivables, net...................................... $29,890 $27,113
   Receivables related to long term contracts
     Unbilled costs and accrued profit on progress completed...           1,324
                                                                ------- -------
       Total................................................... $29,890 $28,437
                                                                ======= =======

   The unbilled costs and accrued profit at June 30, 2001 are expected to be entirely billed and collected during fiscal 2002.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001


   Inventory--Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method.

   Inventory at June 30, 2000 and 2001 consisted of the following (in thousands):

                                                                  2000    2001
                                                                 ------- -------
   Raw materials................................................ $16,877 $16,442
   Work-in-process..............................................   6,619   6,595
   Finished goods...............................................   7,424   8,137
                                                                 ------- -------
     Total...................................................... $30,920 $31,174
                                                                 ======= =======

   Property and Equipment--Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line and accelerated methods over lives ranging from three to ten years. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of the useful life of the asset or the lease term.

   Property and equipment at June 30, 2000 and 2001 consisted of the following (in thousands):

                                                                 2000    2001
                                                                ------- -------
   Land and buildings.......................................... $ 4,211 $ 4,211
   Equipment...................................................  12,790  13,108
   Leasehold improvements......................................   4,284   4,564
   Tooling.....................................................   2,213   2,033
   Furniture and fixtures......................................   1,218   1,294
   Computer....................................................   3,667   4,050
   Vehicles....................................................     194     145
                                                                ------- -------
   Total.......................................................  28,577  29,405
   Less accumulated depreciation and amortization..............  14,329  16,000
                                                                ------- -------
   Property and equipment, net................................. $14,248 $13,405
                                                                ======= =======

   Intangible and Other Assets--Intangible and other assets at June 30, 2000 and 2001 consisted of the following (in thousands):

                                                                  2000    2001
                                                                 ------- ------
   Purchased software........................................... $   474 $  477
   Software development costs...................................     588    701
   Goodwill and identified intangible assets....................   8,374  6,785
   Joint venture and equity investments.........................     579    413
   Deposits.....................................................     121    125
   Other........................................................     558    735
                                                                 ------- ------
   Total........................................................  10,694  9,236
   Less accumulated amortization................................   1,642  1,865
                                                                 ------- ------
   Intangible and other assets, net............................. $ 9,052 $7,371
                                                                 ======= ======

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001


   At June 30, 2000 and 2001, goodwill and identified intangible assets consisted of the following as a result of the following acquisitions (in thousands):

                                                                   2000   2001
                                                                  ------ ------
   Acquisition of minority interests............................. $1,554 $1,554
   Acquisition of Advanced Micro Electronics AS ("AME")..........    588    588
   Acquisition of Metorex Security...............................  3,474  3,075
   Acquisition of SMI............................................  1,470
   Acquisition of Corrigan.......................................    110    108
   Acquisition of Aristo.........................................     27     27
   Acquisition of OSI Medical....................................  1,151  1,433
                                                                  ------ ------
                                                                  $8,374 $6,785
                                                                  ====== ======

   Goodwill and identified intangible assets are amortized on a straight-line basis over periods ranging from 12 to 20 years.

   Software development costs incurred in the research and development of software products are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility is established, certain software development costs are capitalized. The Company amortizes these costs on a straight-line basis over a two- to five-year period, once it is put into use. No software development costs were capitalized during the years ended June 30, 1999 and 2000. During the year ended June 30, 2001, the Company capitalized $113,000 of software development costs.

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

   Fair Value of Financial Instruments--The Company's financial instruments consist primarily of cash, investments, accounts receivable, accounts payable, and debt instruments. The carrying values of financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of the Company's long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates offered to the Company.

   Derivative Instruments--The Company's use of derivatives consists of the purchase of foreign exchange contracts, in order to attempt to reduce foreign exchange transaction gains and losses, along with an interest rate swap on a variable interest rate term loan. The Company purchases forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and does not use the contracts for trading

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001

purposes. As of June 30, 2001 and 2000, notional amounts were approximately $1,451,000 and $508,000 for outstanding foreign exchange contracts, respectively. The estimated fair value of these contracts, based on quoted market prices, approximated ($50,000) at June 30, 2001. The estimated fair value of foreign exchange contracts as of June 30, 2000 was not significant. The foreign exchange contracts are effective foreign exchange hedges and the difference in the fair value from the prior reporting period has been recorded as other comprehensive income (loss). During the current year, the Company also entered into an interest rate swap. The terms of the swap are to convert a portion of the Company's variable interest rate debt into a fixed rate liability. At June 30, 2001, the notional amount of the swap was $5,042,000 and the fair value of the swap was ($50,000). The decrease in the market value from the date of purchase of the swap to year-end is recorded in other comprehensive income (loss), due to the swap meeting the criteria of an effective cash flow hedge. All forward contracts, swaps, and underlying transaction exposures are carried at fair value in other accrued expenses and liabilities in the accompanying consolidated balance sheets.

   Revenue Recognition--The Company generally recognizes revenue upon shipment of its products. Concurrent with the shipment of the product, the Company accrues estimated product return reserves and warranty expenses. The Company has undertaken projects which include the development and construction of large complex cargo inspection systems requiring installation and customization at the customer's site. Sales under such long-term contracts are recorded under the percentage of completion method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

   Foreign Currency Translation--The accounts of the Company's operations in Singapore, Malaysia, Norway, Finland, Canada, and the United Kingdom are maintained in Singapore dollars, Malaysian ringgits, Finnish markka, Canadian dollars, and U.K. pounds sterling, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of accumulated other comprehensive loss. Transaction losses of approximately $743,000, $156,000, and $288,000 were included in income for the years ended June 30, 1999, 2000, and 2001, respectively.

   Restructuring Costs--The Company adopted a restructuring plan in the quarter ended March 31, 1999. In August 1999, the Company decided to close the operations of Osteometer in Denmark, and to relocate certain of these operations to the Company's U.S. facilities. The Company recorded $458,000 and $1,898,000 of restructuring costs for the years ending June 30, 1999 and 2000, respectively, associated primarily with the termination of certain employees, lease commitments, and other facility closure costs. The restructuring was completed in the year ending June 30, 2000, and no further costs were incurred in the year ended June 30, 2001.

   Earnings per Share--The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." The Company has reflected the provisions of SFAS No. 128 in the accompanying financial statements for all periods presented. Earnings per common share are computed using the weighted-average number of shares outstanding during the period. Earnings per common share--assuming dilution are computed using the weighted-average number of shares outstanding during the period and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001


   The following table reconciles the numerator and denominator used in calculating earnings per share and earnings per common share--assuming dilution.

                                                Year Ended June 30, 1999
                                           -----------------------------------
                                             Income       Shares     Per Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------  ---------
Earnings per common share
Income available to common shareholders... $  741,000   9,706,218      $0.08
Effect of dilutive securities
Options, treasury stock method............                122,753
                                           ----------   ---------      -----
Earnings per common share--assuming
 dilution
Income available to common shareholders... $  741,000   9,828,971      $0.08
                                           ==========   =========      =====
                                                Year Ended June 30, 2000
                                           -----------------------------------
                                             Income       Shares     Per Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------  ---------
Earnings per common share
Income available to common shareholders... $  627,000   9,375,491      $0.07
Effect of dilutive securities
Options, treasury stock method............                 33,916
                                           ----------   ---------      -----
Earnings per common share--assuming
 dilution
Income available to common shareholders... $  627,000   9,409,407      $0.07
                                           ==========   =========      =====
                                                Year Ended June 30, 2001
                                           -----------------------------------
                                             Income       Shares     Per Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------  ---------
Earnings per common share
Income available to common shareholders... $3,504,000   9,093,208      $0.39
Effect of dilutive securities
Options, treasury stock method............                 22,465
                                           ----------   ---------      -----
Earnings per common share--assuming
 dilution
Income available to common shareholders... $3,504,000   9,115,673      $0.38
                                           ==========   =========      =====

   New Accounting Pronouncements--Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income
(loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001


   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," and related interpretations. SAB 101 summarized certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. During the fourth quarter of fiscal 2001, the Company has retroactively adopted the provisions of SAB 101 effective July 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the use of the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have any effect on its financial position and result of operations.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which becomes effective for the Company beginning fiscal year 2003. This statement changes the method of accounting for goodwill to a test for impairment and requires, among other things, the discontinuance of goodwill amortization. The Company is currently assessing the impact of the adoption of this statement on its financial position and result of operations.

   Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications--Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

2. JOINT VENTURES AND EQUITY INVESTMENTS

   In January 1995, the Company, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company, the Company's chairman, and the Company's chief financial officer have a 36 percent, 10.5 percent, and 4.5 percent ownership interest, respectively, in the joint venture. The Company's initial investment was $108,000. For the years ended June 30, 1999, 2000, and 2001, the Company's equity in the earnings of the joint venture amounted to $75,000, $122,000, and $70,000, respectively, and is included in selling, general, and administrative expenses. During the year ended June 30, 2001, the Company increased its initial investment by $39,000. The Company's ownership interest remained at 36 percent as all the shareholders increased their respective investments proportionately.

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

   During the years ended June 30, 1999, 2000, and 2001, the Company earned a technical fee from the joint venture in the amount of $107,000, $150,000, and $240,000, respectively. At June 30, 2001, $240,000 was unpaid and included in other receivables in the accompanying consolidated financial statements.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001


   In August 1999, the Company invested $315,000, including professional fees associated with the investment, in Square One, Inc. The Company's investment, including goodwill of $242,000, was accounted for under the equity method and included in other assets in the accompanying financial statements. The Company's equity share in the losses of the investment for the years June 30, 1999 and 2000 amounted to $1,000 and $39,000, respectively, and is included in selling, general, and administrative expenses. Square One, Inc. developed and manufactured infrared-based patient monitoring medical devices and subsystems.

   In August 2000, the Company acquired substantially all of the assets of Square One for $259,000, including professional fees, a $30,000 advance on future royalties, the return of the Square One stock held by the Company, and an agreement to pay royalties equal to 10 percent of net sales of the Square One products in the next five years, up to a maximum of $1,000,000.

3. ACQUISITIONS

   On September 2, 1998, the Company acquired the capital stock of Osteometer, a Danish manufacturer of bone densitometers for the diagnosing of osteoporosis. The cash purchase price amounted to $7,885,000, including professional fees associated with the acquisition. The acquisition was accounted for by the purchase method of accounting, and, accordingly, based on the valuation obtained, the purchase price was allocated to the assets acquired of $3,675,000, and liabilities assumed of $1,731,000, in-process research and development of $1,957,000, and identified intangible assets of $3,984,000. Osteometer experienced continued losses due to the worldwide decline in the bone densitometer market. As a result of the aforementioned circumstances, the Company recorded an asset impairment charge of $3,985,000, which included the write-off of $3,735,000 of goodwill and $250,000 of other assets. The asset impairment charge was calculated as the difference between the carrying amount of the assets and the expected net realizable value of the assets. During the year ended June 30, 2000, the Company decided to close the manufacturing facilities of Osteometer in Denmark, and to relocate certain of these operations to the U.S. facilities of the Company. The Company incurred additional costs related to this closure in fiscal 2000, which are included in restructuring costs. The Company incurred no additional costs related to this closure in fiscal 2001.

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

   On November 17, 1998, the Company acquired all the outstanding stock of SMI, a silicon pressure sensor manufacturer, from Exar Corporation of Fremont, California. The Company paid $2,694,000 in cash, including professional fees associated with the acquisition. The acquisition was accounted for by the purchase method of accounting, and, accordingly, based on the valuation obtained, the purchase price was allocated to the assets acquired of $806,000, in-process research and development of $418,000, and identified intangible assets of $1,470,000. Identified intangible assets are amortized over a period of 12 years. On March 31, 2001, the Company sold all the outstanding common stock in SMI to Elmos Semiconductor AG, in Germany, for $6,000,000 in cash. The intercompany loan that SMI held with the Company, at the date of the sale, was converted into a note, for a total of $2,179,000. At June 30, 2001, the outstanding amount of the note receivable was $1,250,000. As part of the sales agreement, the Company entered into a three-year commitment to supply certain products and manufacturing facilities to SMI.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001


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

   During the year ended June 30, 1999, the Company invested $1,002,000, including professional fees associated with the acquisition, in OSI Medical for an initial equity share of 40.3 percent. The Company's initial investment, including goodwill of $740,000, was accounted for under the equity method for the year ended June 30, 1999. At June 30, 1999, the Company's equity in the losses of the investment is $187,000 and is included in selling, general, and administrative expenses.

   In October 1999, the Company acquired an additional 15.3 percent equity interest in OSI Medical for $1,225,000, including professional fees associated with the acquisition. The additional equity investment increased the Company's equity share in OSI Medical to 55.6 percent, which includes total goodwill of $1,151,000. The excess of the purchase price over the fair value of the net assets acquired is being amortized over 20 years. The Company's equity in the losses for the three months ended September 30, 1999 is $89,000 and is included in selling, general, and administrative expenses. The Company changed the method of accounting for OSI Medical from the equity to the purchase method of accounting in October 1999. During April 2000, the Company also received five-year warrants (subject to earlier termination upon the occurrence of certain events) to acquire up to 1,110,000 additional OSI Medical shares at a purchase price of $1.35 per share. The warrants were first exercisable commencing on April 12, 2001. Had the acquisition occurred as of July 1, 1998, pro forma consolidated sales, net income, and net income per share would not have been materially different than the amounts reported for the periods presented.

   In October 2000 and May 2001, the Company invested a further $182,000 and $100,000 respectively, to increase the Company's equity percentage to 74.8 percent. The additional investment is included in the goodwill balance and is being amortized over 20 years.

4. LINE-OF-CREDIT BORROWINGS

   At June 30, 2000 and 2001, line-of-credit borrowings consisted of the following (in thousands):

                                                                     2000  2001
                                                                    ------ ----
     Line of credit--United States................................. $5,364
     Line of credit--Malaysia......................................    384 $100
     Line of credit--Finland.......................................    331
                                                                    ------ ----
       Total bank lines of credit.................................. $6,079 $100
                                                                    ====== ====

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001


   The Company maintains a credit agreement with a U.S. bank, which provides for a $12,000,000 line of credit, including a revolving line, $10,000,000 letter of credit facility, $10,000,000 acceptance facility, and $4,500,000 foreign exchange facility. The agreement provides that the aggregate principal balance of all advances under the various facilities shall not exceed the total balance available under the line of credit. In addition, the Company has a $10,500,000 term loan facility. Borrowings under the line of credit bear interest at the bank's variable reference rate plus a margin (7 percent at June 30, 2001) or, at the Company's option, at a fixed rate as quoted by the bank upon request for specific advances.

   The credit agreement expires in November 2002. Borrowings under the credit agreement are collateralized by substantially all of the assets of the Company's U.S. subsidiaries. At June 30, 2001, there were no amounts outstanding under the line of credit, $9,625,000 outstanding under the term loan (refer to Note 5), and the Company was holding a foreign exchange contract with a notional amount of $1,451,000. At June 30, 2001, approximately $574,000 was issued and outstanding under letters of credit. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain financial ratios.

   Opto Sensors Pte. Ltd. ("OSP") has a line of credit agreement with a Singapore bank that provides for an accounts receivable discounting facility of up to 2,600,000 Singapore dollars (approximately U.S. $1,425,000 at June 30, 2001). Borrowings under the line of credit bear interest at the bank's prime rate (6.75 percent at June 30, 2001) plus 1.00 percent. Borrowings under the line of credit are collateralized by certain assets of OSP and are guaranteed by certain officers of the Company. Borrowings secured by intercompany receivables are guaranteed by the Company. At June 30, 2001, there were no amounts outstanding under the revolving line of credit. The above facility expires in April 2002, and the Company believes it will be renewed on the same or similar terms.

   AME has a loan agreement with a Norwegian bank that provides for revolving line-of-credit borrowings up to 10,000,000 Norwegian kroner (approximately U.S. $1,074,000 at June 30, 2001). Borrowings under the line of credit bear interest at a variable rate, which was 9 percent at June 30, 2001. Interest is payable quarterly. Borrowings under the line of credit are collateralized by certain AME assets. At June 30, 2001, there were no amounts issued and outstanding under the line of credit. The above facility expires in January 2002, and the Company believes that it will be renewed on the same or similar terms.

   Rapiscan U.K. has a loan agreement with a U.K. bank that provides for an overdraft facility up to a maximum amount of 2,000,000 pounds sterling (approximately U.S. $2,800,000 million at June 30, 2001) outstanding at any one time, which amounts are secured by certain assets of Rapiscan U.K. At June 30, 2001, no amounts were outstanding under the overdraft facility. Outstanding borrowings bear interest at a base rate (5.25 percent at June 30, 2001) plus 1.35 percent per annum. The agreement also provides for a 1,000,000 pounds sterling (approximately U.S. $1,400,000 at June 30, 2001) facility for tender and performance bonds and a 1,000,000 pounds sterling (approximately U.S. $1,400,000 at June 30, 2001) facility for the purchase of foreign exchange contracts. These facilities are secured by certain assets of Rapiscan U.K., and the Company has guaranteed Rapiscan U.K.'s obligation under these facilities up to $1,400,000. As of June 30, 2001, 510,000 pounds (approximately $714,000 at June 30, 2001) was outstanding under the performance bond facility, relating to a certain long-term construction project. The above facilities expire in January 2002, and the Company believes that they will be renewed on the same or similar terms.

   Opto Malaysia has a loan agreement with a Malaysian bank that provides for a revolving line of credit up to 3,000,000 Malaysian ringgits (approximately U.S. $789,000 at June 30, 2001). Borrowings under the line of credit bear interest at the bank's base lending rate (6.75 percent at June 30, 2001) plus
1.75 percent. Interest is payable monthly. At June 30, 2001, no amounts were outstanding under this line of credit. Borrowings under this agreement are secured by certain assets of the subsidiary and guaranteed by the Company. The above facility expires in January 2002, and the Company believes that it will be renewed on the same or similar terms.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001


   Opto Malaysia has a loan agreement with a Malaysian bank, which provides for 10,000,000 Malaysian ringgits (approximately U.S. $2,600,000 at June 30,
2001) under a performance bond facility. As of June 30, 2001, $61,000 was outstanding under this facility. The agreement also provides for overdraft borrowings up to 2,000,000 Malaysian ringgits (approximately U.S. $526,000 at June 30, 2001). Borrowings under the overdraft facility bear interest at the bank's base lending rate (6.8 percent at June 30, 2001) plus 1.75 percent. At June 30, 2001, there is $100,000 outstanding under the facility. Borrowings under this agreement are secured by certain assets of the subsidiary and are guaranteed by the Company. The above facility expires in October 2001, and the Company believes that it will be renewed on the same or similar terms.

   Metorex Security, Finland, has a loan agreement with a Finnish bank that provides for a foreign currency overdraft facility up to 4,000,000 Finnish markka (approximately U.S. $570,000 at June 30, 2001). At June 30, 2001, no amount was outstanding under the overdraft facility. The agreement also provides for 2,000,000 Finnish markka (approximately U.S. $285,000 at June 30,
2001) for tender and performance bonds. At June 30, 2001, approximately $135,000 was outstanding under the tender and performance bonds facility. Borrowings under the facility bear interest at the bank's prime lending rate (4.75 percent at June 30, 2001) plus 0.75 percent. The above facilities expire in March 2003, and the Company believes that they will be renewed on the same or similar terms.

5. LONG-TERM DEBT

   At June 30, 2000 and 2001, long-term debt consisted of the following (in thousands):

                                                                   2000    2001
                                                                  ------- ------
Four-year term loan payable in monthly installments of $177,083 until paid in full on November 1, 2003. Interest is due monthly at a rate of 9.5%..............................................  $ 7,438

Five-year term loan payable in monthly installments of $35,714 until October 1, 2004 and a balloon payment of $892,874 on
 November 1, 2004. Interest is due monthly at a rate of 9.5%....    2,786

Four-year term loan payable in monthly installments of $114,583 until paid in full on February 1, 2005. Interest is due monthly
 at a rate of 7.0%..............................................          $5,042

Four-year term loan payable in monthly installments of $104,167 until paid in full on February 1, 2005. Interest is due monthly
 at a rate of 7.0%..............................................           4,583

Capital lease payable in monthly installments of $10,860 until paid in full on November 1, 2000. Interest is due monthly at a
 rate of 9.2%...................................................       53

Interest-free subsidy payable to a Danish government
 institution, based on future product sales of a particular
 product........................................................       22
Other...........................................................       40      3
                                                                  ------- ------
                                                                   10,339  9,628
Less current portion of long-term debt..........................    2,641  2,625
                                                                  ------- ------
Long-term portion of debt.......................................  $ 7,698 $7,003
                                                                  ======= ======

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001


   Fiscal year principal payments of long-term debt as of June 30, 2001 are as follows (in thousands):

     2002................................................................ $2,625
     2003................................................................  2,628
     2004................................................................  2,625
     2005................................................................  1,750
                                                                          ------
       Total............................................................. $9,628
                                                                          ======

6. INCOME TAXES

   For financial reporting purposes, income before provision for income taxes and minority interest includes the following components (in thousands):

                                                        1999     2000     2001
                                                       -------  -------  ------
     Pre-tax income (loss):
       United States.................................. $ 1,838  $(3,915) $  290
       Foreign........................................  (3,662)   4,002   4,318
                                                       -------  -------  ------
         Total pre-tax (loss) income.................. $(1,824) $    87  $4,608
                                                       =======  =======  ======

   The Company's (benefit) provision for income taxes is composed of the following (in thousands):

                                                      1999     2000     2001
                                                    --------  -------  -------
     Current:
       Federal..................................... $ (1,946) $   973  $(1,965)
       State.......................................      290       (3)      38
       Foreign.....................................      475    1,066    1,011
                                                    --------  -------  -------
                                                     (1,181)    2,036     (916)
       Deferred....................................   (1,384)  (2,187)   2,166
                                                    --------  -------  -------
         Total (benefit) provision................. $ (2,565) $  (151) $ 1,250
                                                    ========  =======  =======

   The Company does not provide for U.S. income taxes on the undistributed earnings of the foreign subsidiaries, as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time. At June 30, 2001, undistributed earnings of the foreign subsidiaries amounted to approximately $18,971,000. It is not practical to determine the amount of income or withholding tax that would be payable upon the remittance of these earnings.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001


   Deferred income tax assets (liabilities) at June 30, 2000 and 2001 consisted of the following (in thousands):

                                                                2000     2001
                                                               -------  -------
     Deferred income tax assets:
       State income taxes credit carryforwards................ $   936  $ 1,052
       Federal income tax credit carryforwards................     980    1,197
       Net operating loss carryforwards.......................     766      459
       Revitalization zone deductions.........................   1,111    1,111
       Allowance for doubtful accounts........................     225      360
       Inventory reserve......................................     430      307
       Other assets...........................................   2,511    2,218
                                                               -------  -------
     Total deferred income tax assets.........................   6,959    6,704
     Valuation allowance......................................    (690)  (2,889)
                                                               -------  -------
         Net deferred income tax assets.......................   6,269    3,815
                                                               -------  -------
     Deferred income tax liabilities:
       Depreciation...........................................    (377)    (144)
       Capitalized software development costs.................    (217)
       State income taxes.....................................    (913)    (945)
       Other liabilities......................................    (103)    (300)
                                                               -------  -------
     Total deferred income tax liabilities....................  (1,610)  (1,389)
                                                               -------  -------
     Net deferred income taxes................................ $ 4,659  $ 2,426
                                                               =======  =======

   As of June 30, 2001, the Company has federal and state net operating loss carryforwards of approximately $954,000 and $1,410,000, respectively. The Company's federal and state net operating losses will begin to expire in the tax years ending June 30, 2020 and 2004, respectively.

   The Company also has federal and state credit carryforwards of approximately $1,197,000 and $2,159,000 respectively. The Company's federal and state credit carryforwards will begin to expire in tax years ending June 30, 2015 and 2007, respectively.

   The Company has established a valuation allowance in accordance with the provisions of SFAS No. 109. The valuation allowance primarily relates to the net operating loss of a subsidiary subject to Separate Return Limitation Year rules, state deferred tax asset and credit carryforwards. The Company continually reviews the adequacy of valuation allowances and releases the allowances when it is determined that is more likely than not that the benefits will be realized. During the fiscal years 2000 and 2001, the valuation allowance was increased by $690,000 and $2,199,000, respectively.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001


   The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

                                                      1999     2000     2001
                                                     ------   -------   -----
(Benefit) provision for income taxes at federal
 statutory rate....................................   (35.0)%   (35.0)%  35.0 %
State income credits, net of federal benefit.......   (19.6)    299.6    (0.6)
Nontaxable earnings of foreign sales corporation...   (13.6)    (91.4)
Research and development tax credits...............   (11.8)    (95.5)   (2.2)
Foreign income subject to tax at other than federal
 statutory rate....................................   (96.9)  1,020.2   (11.3)
Foreign losses with no foreign tax benefit.........    26.1
In-process research and development................     7.9
Nondeductible expenses.............................     4.9    (144.8)    3.1
Sale of subsidiary.................................                      (3.8)
Other..............................................    (1.2)     (4.2)    0.2
Change in valuation allowance......................            (778.5)   47.7
Release of income tax contingencies................                     (41.0)
                                                     ------   -------   -----
Effective income tax rate..........................  (139.2)%   170.4 %  27.1 %
                                                     ======   =======   =====

7. COMMITMENTS AND CONTINGENCIES

   The Company leases some of its production and office facilities and certain equipment under various operating leases. Most of these leases provide for increases in rents based on the Consumer Price Index and include renewal options ranging from two to ten years. Future minimum lease payments under such leases as of June 30, 2001 are as follows (in thousands):

     2002................................................................ $1,172
     2003................................................................  1,131
     2004................................................................    805
     2005................................................................    748
     2006................................................................    653
     2007 and thereafter.................................................  1,494
                                                                          ------
       Total............................................................. $6,003
                                                                          ======

   Total rent expense included in the accompanying consolidated financial statements was $1,968,000, $2,010,000, and $1,356,000 for the years ended June 30, 1999, 2000, and 2001, respectively.

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

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001


   The 1997 plan was established in May 1997 and authorizes the grant of up to 850,000 shares of the Company's common stock in the form of incentive and nonqualified options. The authorized shares under the 1997 plan were increased to 1,850,000 in September 2000. Employees, officers, and directors are eligible under this plan, which is administered by the board of directors, who determine the terms and conditions of each grant, with the advice of and input from the Compensation Committee. The exercise price of nonqualified options may not be less than 85 percent of the fair market value of the Company's common stock at the date of grant. The exercise price of incentive stock options may not be less than the fair market value of the Company's common stock at the date of grant. The exercise price of incentive stock options granted to individuals that own greater than 10 percent of the Company's voting stock may not be less than 110 percent of the fair market value of the Company's common stock at the date of grant.

   Exercise periods for incentive and nonqualified options granted under this plan may not exceed five years from the grant date.

   The following summarizes stock option activity for the years ended June 30, 1999, 2000, and 2001:

                                                               Option Price
                                                           --------------------
                                                Number of  Weighted
                                                 Options   Average     Total
                                                ---------  -------- -----------
Outstanding, June 30, 1998.....................   812,912    9.12   $ 7,412,000
  Granted......................................   180,250    7.43     1,339,000
  Exercised....................................   (40,500)   2.43       (99,000)
  Canceled.....................................  (144,800)  10.29    (1,490,000)
                                                ---------           -----------
Outstanding, June 30, 1999.....................   807,862    8.87     7,162,000
  Granted......................................   365,750    7.91     2,894,000
  Exercised....................................   (97,161)   3.29      (319,000)
  Canceled.....................................   (23,188)   8.23      (191,000)
                                                ---------           -----------
Outstanding, June 30, 2000..................... 1,053,263    9.06     9,546,000
  Granted......................................   291,350    4.31     1,256,000
  Exercised....................................   (17,125)   2.68       (46,000)
  Canceled.....................................   (75,532)   7.75      (586,000)
                                                ---------           -----------
Outstanding, June 30, 2001..................... 1,251,956    8.12   $10,170,000
                                                =========           ===========

   The following summarizes pricing and term information for options outstanding as of June 30, 2001:

                          Options Outstanding         Options Exercisable
                   --------------------------------- ---------------------
                                Weighted-
                     Number      Average   Weighted-             Weighted-
                   Outstanding  Remaining   Average  Exercisable  Average
     Range of      at June 30, Contractual Exercise  at June 30, Exercise
 Exercise Prices      2001        Life       Price      2001       Price
 ---------------   ----------- ----------- --------- ----------- ---------
  $ 2.33 to $3.33     221,851      3.8      $ 3.06      53,751    $ 2.83
     3.44 to 4.29      65,000      4.8        3.51
     6.56 to 7.00     219,625      2.9        6.97      74,069      6.96
      7.7 to 9.48     280,500      3.8        8.50      57,563      8.42
   10.00 to 11.01     136,250      2.0       10.12     101,750     10.12
   11.50 to 13.50     328,730      1.0       12.08     328,729     12.08
                    ---------                          -------
 $ 2.33 to $13.50   1,251,956      2.8      $ 8.12     615,862    $ 9.99
                    =========                          =======

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001


   The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The estimated fair value of options granted during fiscal 1999, 2000, and 2001 pursuant to SFAS No. 123 was approximately $1,272,000, $867,000, and $1,000,000, respectively. Had the Company adopted SFAS No. 123, pro forma net (loss) income would have been $(213,000), $23,000, and $2,774,000 and pro forma net (loss) income per share would have been $(0.02), $0.00, and $0.30 for fiscal 1999, 2000, and 2001, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero and volatility of 104 percent in fiscal 2001 (2000 and 1999, 109 percent and 71 percent, respectively), a risk-free interest rate of 5.14 percent in fiscal 2001 (2000 and 1999, 6.39 percent and 5.67 percent, respectively), and expected option lives of five years.

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

   To participate in the 1998 Plan, eligible employees submit a form to the Company's payroll office authorizing payroll deductions in an amount between 1 percent and 10 percent of the employee's regular annual pay. At the end of each offering period, initially set at six months duration, the aggregate amount deducted from each participating employee's paycheck is applied to the purchase of a whole number of shares of common stock, with any sums remaining being returned to the employee. No interest accrues on payroll deductions. The purchase price of the common stock is 85 percent of the lesser of the fair market value of the common stock (as determined by the board of directors) on the first day or the last day of the offering period. If the aggregate number of shares of common stock that all participants elect to purchase during any offering period is greater than the number of shares remaining available for issuance under the 1998 Plan, the remaining shares will be allocated pro rata among participants. Not withstanding any of the foregoing, no employee may purchase common stock under the 1998 Plan if (i) after any such purchase, the employee would own 5 percent or more of the total combined voting power or value of all classes of the Company's stock on a consolidated basis, or (ii) the rights to purchase common stock under the 1998 Plan and all other qualified employee stock purchase plans of the Company or any of its subsidiaries granted to that employee would exceed $25,000 per calendar year.

   A participant may elect to withdraw from the 1998 Plan at any time up to the last day of an offering period by filing a form to such effect. Upon withdrawal, the amount contributed to the employee will be refunded in cash, without interest. Any person withdrawing may not participate again in the 1998 Plan until the end of one complete offering period. Termination of a participant's employment for any reason shall be treated as a withdrawal.

   The Plan purchased 10,674 shares of common stock, for a total of $46,000 during the year ended June 30, 2000 and an additional 10,093 shares of common stock for a total of $50,000 during the year ended June 30, 2001. The Company's liability to the Plan was $23,000 and $45,000 at June 30, 2000 and 2001, respectively.

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001


10. SHAREHOLDERS' EQUITY

   In March 1999, the board of directors instituted a treasury stock program under which the Company is authorized to purchase up to a total of 2,000,000 shares. The Company purchased 405,500 shares at a cost of $1,820,000 during fiscal 2000, and an additional 914,000 shares for $3,886,000 during fiscal 2001. The Company retires the treasury shares as they are repurchased, and they are disclosed as a deduction from common shares in the accompanying financial statements.

11. RELATED-PARTY TRANSACTIONS

   The Company contracts with entities affiliated by common ownership to provide messenger service and auto rental and printing services. The Company also contracts for professional services from a firm that has a partner serving as a member of the Company's board of directors. Included in cost of sales, selling, general, and administrative expenses for the years ended June 30, 1999, 2000, and 2001 are approximately $103,000, $90,000, $112,000 for messenger service and auto rental; $76,000, $46,000, and $178,000 for printing services; and $4,000, $9,000, and $0 for professional services, respectively.

12. EMPLOYEE BENEFIT PLANS

   OSI Systems, Inc. has a qualified employee retirement savings plan. The plan provides for a contribution by the Company, which is determined annually by the board of directors. In addition, the plan permits voluntary salary reduction contributions by employee. The Company made no contributions to the plan for the years ended June 30, 1999, 2000, and 2001.

   During 1993, a subsidiary in the U.K. (Rapiscan U.K.) transferred its existing employees from their former owner's plan to a new plan, the Rapiscan U.K. Defined Benefit Plan, which covers certain Rapiscan U.K. employees. The benefits under this plan are based on years of service and the employees' highest 12 months' compensation during the last five years of employment.

   Rapiscan U.K.'s funding policy is to make the minimum annual contributions required by applicable regulations based on an independent actuarial valuation sufficient to provide for benefits accruing after that date. Pension expense for the years ended June 30, 1999, 2000, and 2001 was approximately $138,000, $125,000, and $84,000, respectively. Additional information about the plan is not disclosed, as the plan is not considered to be material.

   During 2000, AME established a defined contribution plan. The plan provides for contributions by AME at a fixed percentage of employee salaries. Contributions made during the years ended June 30, 2000 and 2001 by AME were approximately $130,000 and $38,000, respectively.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001


13. UNAUDITED QUARTERLY RESULTS

   The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2000 and 2001:

                                           Quarter Ended (In Thousands)
                                   ---------------------------------------------
                                   September 30, December 31, March 31, June 30,
                                       1999          1999       2000      2000
                                   ------------- ------------ --------- --------
                                                    (Unaudited)
Revenues.........................     $24,955      $26,507     $31,776  $27,700
Costs of goods sold..............      17,759       19,441      23,427   19,971
                                      -------      -------     -------  -------
Gross profit.....................       7,196        7,066       8,349    7,729
                                      -------      -------     -------  -------
Operating expenses:
  Selling, general, and
   administrative expenses.......       5,183        5,055       4,928    4,662
  Research and development.......       1,637        1,872       2,091    2,112
  Goodwill amortization..........         127          137         134      131
  Restructuring costs............       1,898
                                      -------      -------     -------  -------
    Total operating expenses.....       8,845        7,064       7,153    6,905
                                      -------      -------     -------  -------
(Loss) income from operations....      (1,649)           2       1,196      824
Gain on sale of marketable
 securities......................                      309
Other income.....................                                           126
                                      -------      -------     -------  -------
(Loss) income from operations....      (1,649)         311       1,196      950
Interest expense, net............         123          176         201      221
                                      -------      -------     -------  -------
(Loss) income before (benefit)
 provision for income taxes and
 minority interest...............      (1,772)         135         995      729
(Benefit) provision for income
 taxes...........................        (391)          78         284     (122)
Minority interest in net loss of
 subsidiary......................                       98         130      161
                                      -------      -------     -------  -------
Net (loss) income................     $(1,381)     $   155     $   841  $ 1,012
                                      =======      =======     =======  =======
Earnings (loss) per common
 share...........................     $ (0.15)     $  0.02     $  0.09  $  0.11
                                      =======      =======     =======  =======
Earnings (loss) per common share,
 assuming dilution...............     $ (0.15)     $  0.02     $  0.09  $  0.11
                                      =======      =======     =======  =======

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001

                                           Quarter Ended (In Thousands)
                                   ---------------------------------------------
                                   September 30, December 31, March 31, June 30,
                                       2000          2000       2001      2001
                                   ------------- ------------ --------- --------
                                                    (Unaudited)
Revenues.........................     $24,884      $27,996     $29,379  $28,840
Costs of goods sold..............      17,941       20,046      21,506   21,358
                                      -------      -------     -------  -------
Gross profit.....................       6,943        7,950       7,873    7,482
                                      -------      -------     -------  -------
Operating expenses:
  Selling, general, and
   administrative expenses.......       5,617        5,583       5,258    5,114
  Research and development.......       1,715        1,502       1,765    1,689
  Goodwill amortization..........         128          129         132       99
                                      -------      -------     -------  -------
    Total operating expenses.....       7,460        7,214       7,155    6,902
                                      -------      -------     -------  -------
(Loss) income from operations....        (517)         736         718      580
Gain on sale of subsidiary.......                                2,967
Gain on sale of investment.......                                         1,119
                                      -------      -------     -------  -------
(Loss) income from operations....        (517)         736       3,685    1,699
Interest expense, net............         304          285         276      130
                                      -------      -------     -------  -------
(Loss) income before (benefit)
 provision for income taxes and
 minority interest...............        (821)         451       3,409    1,569
(Benefit) provision for income
 taxes...........................        (170)         100         869      451
Minority interest in net loss of
 subsidiary......................         146
                                      -------      -------     -------  -------
Net (loss) income................     $  (505)     $   351     $ 2,540  $ 1,118
                                      =======      =======     =======  =======
Earnings (loss) per common
 share...........................     $ (0.05)     $  0.04     $  0.28  $  0.13
                                      =======      =======     =======  =======
Earnings (loss) per common share,
 assuming dilution...............     $ (0.05)     $  0.04     $  0.28  $  0.13
                                      =======      =======     =======  =======

14. SEGMENT INFORMATION

   The Company has adopted SFAS No. 131, "Segment Disclosure." The Company has reflected the provisions of SFAS No. 131 in the accompanying financial statements for all periods presented. The Company believes that it operates in two identifiable industry segments, a) optoelectronic and silicon pressure-sensor devices and subsystems, medical imaging systems, and b) security and inspection products. For the years ended June 30, 1999, 2000, and 2001, external revenues from optoelectronic and silicon pressure-sensor devices, subsystems, and medical imaging systems were $55,469, $63,791, and $59,278, respectively. Revenues from security and inspection systems were $46,294, $47,147, and $51,821 for the years ended June 30, 1999, 2000, and 2001, respectively.

   Segment information is provided by geographic area. As discussed in Note 1, the Company is vertically integrated and is sharing common resources and facilities. Therefore, with the exception of external revenues, meaningful information is not available by industry or product segment.

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                   Years Ended June 30, 1999, 2000, and 2001


   The Company's operating locations include the North America (United States and Canada), Europe (United Kingdom, Finland, and Norway), and Asia (Singapore and Malaysia). The Company's operations and identifiable assets by geographical area are as follows (in thousands):

                                        Year Ended June 30, 1999
                           ---------------------------------------------------
                            North
                           America  Europe    Asia   Eliminations Consolidated
                           -------- -------  ------- ------------ ------------
Revenues.................. $ 63,208 $33,874  $ 4,681                $101,763
Transfer between
 geographic areas.........    7,387   7,434   13,485  $ (28,306)
                           -------- -------  -------  ---------     --------
Net revenues.............. $ 70,595 $41,308  $18,166  $ (28,306)    $101,763
                           ======== =======  =======  =========     ========
Income (loss) from
 operations............... $  2,064 $(6,942) $ 3,957  $  (1,005)    $ (1,926)
                           ======== =======  =======  =========     ========
Identifiable assets....... $160,335 $30,358  $13,515  $(110,837)    $ 93,371
                           ======== =======  =======  =========     ========
Capital expenditure....... $  2,426 $ 1,767  $   414  $             $  4,607
                           ======== =======  =======  =========     ========
Depreciation.............. $  1,859 $   975  $   252  $             $  3,086
                           ======== =======  =======  =========     ========

                                       Year Ended June 30, 2000
                          ----------------------------------------------------
                           North
                          America   Europe    Asia   Eliminations Consolidated
                          --------  -------  ------- ------------ ------------
Revenues................. $ 64,013  $38,641  $ 8,284                $110,938
Transfer between
 geographical areas......    7,709    4,679   20,687  $ (33,075)
                          --------  -------  -------  ---------     --------
Net revenues............. $ 71,722  $43,320  $28,971  $ (33,075)    $110,938
                          ========  =======  =======  =========     ========
(Loss) income from
 operations.............. $ (3,156) $  (927) $ 5,362  $    (906)    $    373
                          ========  =======  =======  =========     ========
Identifiable assets...... $164,384  $31,195  $21,221  $(113,777)    $103,023
                          ========  =======  =======  =========     ========
Capital expenditure...... $  1,926  $   404  $   637  $             $  2,967
                          ========  =======  =======  =========     ========
Depreciation............. $  2,321  $   445  $   325  $             $  3,091
                          ========  =======  =======  =========     ========

                                        Year Ended June 30, 2001
                           ---------------------------------------------------
                            North
                           America   Europe   Asia   Eliminations Consolidated
                           --------  ------- ------- ------------ ------------
Revenues.................. $ 78,994  $25,968 $ 6,137                $111,099
Transfer between
 geographical areas.......    9,508    4,404  27,780  $ (41,692)
                           --------  ------- -------  ---------     --------
Net revenues.............. $ 88,502  $30,372 $33,917  $ (41,692)    $111,099
                           ========  ======= =======  =========     ========
(Loss) income from
 operations............... $ (3,490) $   800 $ 4,198  $       9     $  1,517
                           ========  ======= =======  =========     ========
Identifiable assets....... $155,990  $22,068 $23,583  $(109,245)    $ 92,396
                           ========  ======= =======  =========     ========
Capital expenditure....... $  2,261  $   330 $   905  $             $  3,496
                           ========  ======= =======  =========     ========
Depreciation.............. $  2,154  $   823 $   547  $             $  3,524
                           ========  ======= =======  =========     ========

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                            Additions
                                      ---------------------
                                          (1)        (2)
                          Balance at    Charged    Charged  Deductions-  Balance at
                         beginning of   to costs   to other  Write-offs    end of
Description                 period    and expenses accounts (Recoveries)   period
-----------              ------------ ------------ -------- ------------ ----------
Balance for doubtful
 accounts:
  Year ended June 30,
   1999.................     $551         $ 86       $295       $ 72        $860
                             ====         ====       ====       ====        ====
  Year ended June 30,
   2000.................     $860         $459                  $464        $855
                             ====         ====       ====       ====        ====
  Year ended June 30,
   2001.................     $855         $490                  $442        $903
                             ====         ====       ====       ====        ====