Form 10-Q
period 2001-09-30
OSI SYSTEMS INC
filed 2001-11-14
CIK 1039065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549
                                _______________

                                   FORM 10-Q
(Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                        Commission File Number 0-23125
                      __________________________________

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

                                   YES X  N0__
                                       -

     As of November 5, 2001 there were 8,535,109 shares of common stock outstanding.

                               OSI SYSTEMS, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION                                       PAGE NUMBER
     Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheets at September 30, 2001             3
              and June 30, 2001

              Consolidated Statements of Operations for the three months    4
              ended September 30, 2001 and September 30, 2000

              Consolidated Statements of Cash Flows for the three months    5
              ended September 30, 2001 and September 30, 2000

              Notes to Consolidated Financial Statements                    6

     Item 2 - Management's Discussion and Analysis of                      11
              Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                             15

     Signatures                                                            15

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                                 September 30,            June 30,
                                                                                                      2001                  2001
                                                                                                 -------------          -----------
                                 ASSETS
Current Assets:
     Cash and cash equivalents                                                                     $  4,936               $  4,467
     Investments                                                                                   $    603                    863
     Accounts receivable, net of allowance for doubtful accounts of $1,117 and $903
        at September 30, 2001 and June 30, 2001, respectively                                        29,920                 28,437
     Current portion of note receivable                                                                 650                    450
     Other receivables                                                                                1,332                  1,552
     Inventory                                                                                       30,096                 31,174
     Prepaids                                                                                         1,299                  1,009
     Deferred income taxes                                                                              827                    832
     Income taxes receivable                                                                            757                    310

                                                                                                   ---------              ---------
                   Total current assets                                                              70,420                 69,094

Property and Equipment, net                                                                          13,088                 13,405
Intangible and other assets, net                                                                      7,484                  7,371
Note receivable                                                                                         600                    800
Deferred income taxes                                                                                 1,726                  1,726

                                                                                                   ---------              ---------
                   Total                                                                           $ 93,318               $ 92,396
                                                                                                   =========              =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank lines of credit                                                                          $  1,352               $    100
     Current portion of long-term debt                                                                2,625                  2,625
     Accounts payable                                                                                10,027                 10,720
     Accrued payroll and related expenses                                                             2,510                  2,614
     Income taxes payable                                                                             1,449                  1,525
     Advances from customers                                                                            573                    924
     Accrued warranties                                                                               1,607                  1,687
     Other accrued expenses and current liabilities                                                   3,232                  2,585

                                                                                                   ---------              ---------
                   Total current liabilities                                                         23,375                 22,780

Long-term debt                                                                                        6,346                  7,003
Deferred income taxes                                                                                   132                    132

                                                                                                   ---------              ---------
                   Total liabilities                                                                 29,853                 29,915

Shareholders' Equity
     Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at September 30, 2001 and June 30, 2001, respectively
     Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding
        8,483,109 and 8,462,968 shares at September 30, 2001 and June 30, 2001, respectively         43,628                 43,567
     Retained earnings                                                                               22,701                 22,291
     Accumulated other comprehensive loss                                                            (2,864)                (3,377)

                                                                                                   ---------              ---------
                   Total shareholders' equity                                                        63,465                 62,481
                                                                                                   ---------              ---------

                   Total                                                                           $ 93,318               $ 92,396
                                                                                                   =========              =========

          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED  STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)

                                                                                          Three months ended September 30,
                                                                                -------------------------------------------------
                                                                                     2001                           2000
                                                                                -------------------         ---------------------
Revenues                                                                                $   26,455                    $   24,884
Cost of goods sold                                                                          19,449                        17,941
                                                                                -------------------         ---------------------

Gross profit                                                                                 7,006                         6,943
Operating expenses:
     Selling, general and administrative                                                     4,584                         5,617
     Research and development                                                                1,575                         1,715
     Goodwill amortization                                                                     101                           128

                                                                                -------------------         ---------------------
                   Total operating expenses                                                  6,260                         7,460
                                                                                -------------------         ---------------------

Income (loss) from operations                                                                  746                          (517)
Interest expense, net                                                                          159                           304

                                                                                -------------------         ---------------------
Income (loss) before provision for income taxes and minority interest                          587                          (821)
Provision (benefit) for income taxes                                                           177                          (170)

                                                                                -------------------         ---------------------
Income (loss) before minority interest in net loss of subsidiary                               410                          (651)

Minority interest in net loss of subsidiary                                                                                  146

                                                                                -------------------         ---------------------
Net income (loss)                                                                       $      410                         ($505)
                                                                                ===================         =====================


Income (loss) per common share                                                          $     0.05                        ($0.05)
                                                                                ===================         =====================

Income (loss) per common share -assuming dilution                                       $     0.05                        ($0.05)
                                                                                ===================         =====================

Weighted average shares outstanding -assuming dilution                                   8,606,834                     9,355,303
                                                                                ===================         =====================


          See accompanying notes to consolidated financial statements

                                OSI SYSTEMS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                             Three months ended September 30,
                                                                                        ------------------------------------------

                                                                                                2001                      2000
                                                                                        ------------------          --------------
Cash flows from operating activities:
          Net income (loss)                                                                    $   410                    ($505)
          Adjustments to reconcile net income (loss) to net cash provided by
             (used in) operating activities:
                  Provision for losses on accounts receivable                                      212                       (3)
                  Depreciation and amortization                                                    927                    1,008
                  Deferred income taxes                                                             90                      (24)
                  Loss on sale of property and equipment                                            34                      132
                  Minority interest in net loss of subsidiary                                                              (146)
                  Changes in operating assets and liabilities:
                       Accounts receivable                                                      (1,318)                   1,031
                       Other receivables                                                           252                      151
                       Inventory                                                                 1,262                   (2,698)
                       Prepaids                                                                   (249)                    (255)
                       Accounts payable                                                           (817)                  (2,124)
                       Accrued payroll and related expenses                                       (144)                     273
                       Income taxes payable                                                        (81)                   1,479
                       Income taxes receivable                                                    (401)                      75
                       Advances from customers                                                    (379)                     109
                       Accrued warranty                                                            (88)                     (86)
                       Other accrued expenses and current liabilities                              458                      404

                                                                                        ---------------             ------------
                                Net cash provided by (used in) operating activities                168                   (1,179)
                                                                                        ---------------             ------------

Cash flows from investing activities:
          Purchases of property and equipment                                                     (308)                    (574)
          Proceeds from sale of property and equipment                                              39                       17
          Cash paid for business acquisitions, net of cash acquired                                                        (441)
          Other assets                                                                             (44)                       2

                                                                                        ---------------             ------------
                                Net cash used in investing activities                             (313)                    (996)
                                                                                        ---------------             ------------

Cash flows from financing activities:
          Net proceeds from bank lines of credits                                                1,246                    3,135
          Payments on long-term debt                                                              (657)                    (531)
          Proceeds from exercise of stock options and warrants                                      61                       36

                                                                                        ---------------             ------------
                                Net cash provided by financing activities                          650                    2,640
                                                                                        ---------------             ------------

Effect of exchange rate changes on cash                                                            (36)                     115
                                                                                        ---------------             ------------

Net increase in cash and cash equivalents                                                          469                      580
Cash and cash equivalents, beginning of period                                                   4,467                   10,892
                                                                                        ---------------             ------------

Cash and cash equivalents, end of period                                                       $ 4,936                 $ 11,472
                                                                                        ===============             ============

Supplemental disclosures of cash flow information - Cash paid/(received) during the period for:
          Interest, net                                                                        $   109                 $    163
          Income taxes                                                                         $   630                  ($1,714)


          See accompanying notes to consolidated financial statements

                      OSI SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - OSI Systems, Inc. and its subsidiaries (collectively, the "Company") is a vertically integrated worldwide provider of devices, value added subsystems and end-products based on optoelectronic technology. The Company designs and manufactures optoelectronic devices and value-added subsystems for original equipment manufacturers for use in a broad range of applications, including security, medical diagnostics, telecommunications, gigabit ethernet and fiber channel systems, gaming, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan" and "Secure" and "Metor" brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. In the medical field the Company manufactures and sells densitometers which are used to provide bone loss measurements in the diagnosis of osteoporosis. The Company also manufactures and sells saturation of arterial hemoglobin ("SpO\2\") monitors and sensors under the trade names Digital Dolphin(TM) and Dolphin 2000(TM). Digital Dolphin(TM) model 2100 SpO\2\ monitors have received 510(k) approval for sale in the United States.

Consolidation - The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of September 30, 2001 and consolidated statements of operations and cash flows for the three month period then ended have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2001 included in the Company's Annual Report on Form 10K as filed with the Commission on September 28, 2001. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2002.

Subsequent Events - On November 13, 2001, the Company issued and sold an aggregate of approximately 1.7 million shares of its common stock in a private placement to 16 institutional investors for an aggregate sales price of approximately
$20.0 million. After placement agents commissions and expenses, the net proceeds to the company will be approximately $18.5 million. Roth Capital Partners and William Blair & Company acted as placement agents in the transaction.

New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the use of the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have any effect on its financial position and results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which becomes effective for the Company beginning July 1, 2002. This statement changes the method of accounting for goodwill to a test for impairment and requires among other things, the discontinuance of goodwill amortization. The Company is currently assessing the impact of the adoption of this statement on its financial position and result of operations.

SFAS No. 143 "Accounting for Asset Retirement Obligations" which becomes effective for the Company on July 1, 2002, addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", will become effective for the Company on July 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. "121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and addresses the accounting for a segment of a business accounted for as a discontinued operation. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

Derivative Instruments - The Company's use of derivatives consists of the purchase of foreign exchange contracts, in order to attempt to reduce foreign exchange transaction gains and losses, along with a interest rate swaps on a variable interest rate term loan. The Company purchases forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and does not use the contracts for trading purposes. As of September 30, 2001 and June 30, 2001, notional amounts were approximately $0 and $1,451,000 for outstanding foreign exchange contracts, respectively. The estimated fair value of these contracts, based on quoted market prices, approximated $0 and ($50,000) at September 30, 2001 and June 30, 2001 respectively. The foreign exchange contracts are effective foreign exchange hedges and the difference in the fair value from the prior reporting period has been recorded as other comprehensive income (loss). The Company also entered into interest rate swaps. The terms of the swaps are to convert a portion of the Company's variable interest rate debt into a fixed rate liability.

At September 30, 2001, and June 30, 2001 the notional amount of the swaps were $8,602,700 and $ 5,042,000 respectively. The fair value of the swaps at September 30, 2001 and June 30, 2001 were ($246,000) and ($50,000) respectively. The decrease in the fair value from the previously reported period is recorded in other comprehensive income (loss), due to the swaps meeting the criteria of an effective cash flow hedge. All forward contracts, swaps, and underlying transaction exposures are carried at fair value in other accrued expenses and liabilities in the accompanying consolidated balance sheets.

Revenue Recognition - The Company generally recognizes revenue upon shipment of its products. Concurrent with the shipment of the product, the Company accrues estimated warranty expenses. The Company has undertaken projects which include the development and construction of large complex cargo inspection systems requiring installation and customization at the customer's site. Sales under such long-term contracts are recorded under the percentage of completion method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

Inventory - Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory at September 30, 2001 and June 30, 2001 consisted of the following (in thousands):

                                          September 30,         June 30,
                                              2001                2001
Raw Materials......................         $16,158             $16,442
Work-in-process....................           5,483               6,595
Finished goods.....................           8,455               8,137
                                            -------             -------
         Total.....................         $30,096             $31,174
                                            =======             =======

Accounts Receivable. Accounts receivable at September 30, 2001 and June 30, 2001 consisted of the following (in thousands):

                                              September 30,      June 30,
                                                  2001             2001
Trade receivables net....................        $28,298         $27,113
Receivables related to long term contracts
Unbilled costs and accrued profit on progress      1,622           1,324
                                                 -------         -------
completed
         Total...........................        $29,920         $28,437
                                                 =======         =======

The unbilled costs and accrued profits at September 30, 2001 are expected to be entirely billed and collected during fiscal 2002.

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

                                                                  For the quarter ended September 30
                                             -----------------------------------------------------------------------------

                                                               2001                                   2000
                                             ----------------------------------------  -----------------------------------
                                             Income
                                             (Numerator)   Shares           Per-Share  Income      Shares        Per-Share
                                                           (Denominator)    Amount     (Numerator) (Denominator)   Amount
Earnings per common share
Income (loss) available to
common stockholders                            $410,000      8,480,109       $0.05     ($505,000)    9,355,303    ($0.05)

Effect of Dilutive Securities
Options, treasury stock method                                 126,725
                                             ------------- -------------  -----------  ----------  ------------  ---------

Earnings per common share assuming dilution
Income (loss) available to common
stockholder, assuming dilution                 $410,000     $8,606,834       $0.05     ($505,000)   $9,355,303    ($0.05)
                                             ============= =============  ===========  ==========  ============  =========


Comprehensive    Comprehensive income (loss) is computed as follows (in thousands):
Income -



                                                            For the quarter ended September 30,
                                                               2001                      2000
                                                           -------------               ----------
Net income (loss)                                              $410                     ($505)
                                                           -------------               ----------

Other comprehensive income, net of taxes:

Foreign currency translation adjustments                        852                      (581)

Unrealized loss on marketable securities available for sale    (193)

Change in fair value of derivative instruments                 (146)
                                                           -------------               ----------

Other comprehensive income (loss)                               513                      (581)

                                                           -------------               ----------
Comprehensive income (loss)                                    $923                     ($1,086)
                                                           =============               ==========

The Company has adopted SFAS No. 131, "Segment Discloure." The Company has reflected the provisions of SFAS No. 131 in the accompanying financial statements for all periods presented. The Company believes that it operates in two identifiable industry segments, a) optoelectronic devices and subsystems, medical imaging systems, and b) security and inspection products. For the periods ended September 30, 2001 and 2000, external revenues from optoelectronic devices, subsystems, and medical imaging systems were $12,540 and $13,545 respectively. Revenues from security and inspection systems were $13,915 and $11,339 for the periods ended September 30, 2001 and 2000, respectively.

Segment information is provided by geographic area. The Company is vertically integrated and is sharing common resources and facilities. Therefore, with the execption of external revenues, meaningful information is not available by industry or product segment.

The company's operating locations include the North America (United States and Canada), Europe (United Kingdom, Denmark, Finland and Norway) and Asia (Singapore and Malaysia). The company's operations by geographical areas are as follows (in thousands):

                                                                          Three months ended September 30, 2001
                                                         -------------------------------------------------------------------------

                                                             North
                                                            America      Europe        Asia      Eliminations      Consolidated
                                                         -------------------------------------------------------------------------
Revenues from external customers                             $ 17,681      $ 6,280     $ 2,494                           $ 26,455
Transfer between geographical areas                          $  1,296      $ 1,276     $ 7,398         $ (9,970)
                                                         -------------------------------------------------------------------------

Total revenues                                               $ 18,977      $ 7,556     $ 9,892         $ (9,970)         $ 26,455
                                                         =========================================================================

Income (loss) from operations                                $ (1,134)     $   518     $ 1,355         $      7          $    746
                                                         =========================================================================

                                                                          Three months ended September 30, 2000
                                                         -------------------------------------------------------------------------

                                                             North
                                                            America      Europe        Asia      Eliminations      Consolidated
                                                         -------------------------------------------------------------------------
Revenues from external customers                             $ 15,606      $ 7,269     $ 2,009                           $ 24,884
Transfer between geographical areas                          $  2,281      $ 1,439     $ 5,784         $ (9,504)
                                                         -------------------------------------------------------------------------

Total revenues                                               $ 17,887      $ 8,708     $ 7,793         $ (9,504)         $ 24,884
                                                         =========================================================================

Income (loss) from operations                                $ (1,623)     $   633     $   535         $    (62)         $   (517)
                                                         =========================================================================

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

Results of Operations

Revenues. Revenues consist of sales of optoelectronic devices and value added subsystems, medical imaging systems and security and inspection products. Revenues are recorded net of all inter-company transactions. Revenues increased by 6.3% to $26.5 million for the three months ended September 30, 2001 compared to $24.9 million for the comparable prior year period. Revenues for the three months ended September 30, 2001 from optoelectronic devices, value added subsystems and medical imaging systems net of intercompany eliminations decreased by $1.0 million or 7.4% to $12.6 million, compared to $13.5 million for the comparable prior year period and revenues from security and inspection products increased by $2.6 million or 22% to $13.9 million, compared to $11.4 million for the comparable prior year period. The decrease in revenues from sales of optoelectronics devices, value added subsystems and medical imaging systems was primarily due to discontinued product line of portable data/video projector systems and the exclusion of Silicon Microstructures, Inc. ("SMI") revenues. SMI was sold in March 2001. The decrease in revenue was offset in part by increased sales to the weapon simulation market. SMI's revenues and revenues from the sale of data/video projector systems for the three months ended September 30, 2000 and 2001 were $2.4 million and $0, respectively. The increase in revenues from the sale of security and inspection products was due to increased sales of X-ray screening machines in the United Sates and international markets in response to the attacks on the World Trade Center and the Pentagon on September 11, 2001.

Gross Profit. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $63,000, or 0.9%, to $7.0 million for the three months ended September 30, 2001 from $6.9 million for the three months ended September 30, 2000. As a percentage of revenues, gross profit decreased to 26.5% for the three months ended September 30, 2001 from 27.9% for the three months ended September 30, 2000. The change in gross profit was due to product mix and certain research and development personnel working directly on specific shipments and the costs of their services were charged to manufacturing overhead.

Selling, General and Administrative. Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the three months ended September 30, 2001, such expenses decreased by $1.0 million, or 18.4%, to $4.6 million from $5.6 million for the three months ended September 30, 2000. As a percentage of revenues, selling, general and administrative expenses decreased to 17.3% for the three months ended September 30, 2001 from 22.6% for the three months ended September 30, 2000. The decrease in expenses was primarily due to decreased legal expenses and administrative costs, exclusion of selling, general and administrative expenses of SMI and certain temporary cost reduction measures.

Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended September 30, 2001, such expenses decreased by $140,000, or 8.2%, to $1.6 million from $1.7 million for the three months ended September 30, 2000. As a percentage of revenues, research and development expenses decreased to 6.0% for the three months ended September 30, 2001 from 6.9% for the three months ended September 30, 2000. The decrease was due primarily to certain research and development personnel who worked directly on specific shipments and the costs of their services were charged to manufacturing overhead and the exclusion of research and development expenses of SMI.

Income (loss) from Operations. For the three months ended September 30, 2001, income from operations was $746,000 compared to loss of $517,000 for the three months ended September 30, 2000. Income from operations increased due to decreased selling, general and administrative expenses, decreased research and development expenses and an increase in gross profit.

Interest Expense. For the three months ended September 30, 2001, the Company incurred net interest expense of $159,000 compared to $304,000 for the three months ended September 30, 2000. The decrease in net interest expense for the three months ended September 30, 2001, was due to reduced borrowing on the Company's lines of credit.

Provision (benefit) for Income Taxes. For the three months ended September 30, 2001, the Company had an income tax provision of $177,000 compared to income tax benefit of $170,000 for the three months ended September 30, 2000. As a percentage of increase (loss) before provision for income taxes and minority interest, provision for income taxes for the three months ended September 30, 2001 was 30.2% compared to benefit for income taxes of 20.7% for the three months ended September 30, 2000. The Company's effective tax rate varies primarily due to a mix in income from U.S. and foreign operations.

Net Income(loss). For the reasons outlined above, the net income for the three months ended September 30, 2001 was $410,000 compared to the net loss of $505,000 for the three months ended September 30, 2000.

Liquidity and Capital Resources

The Company's operations provided net cash of $168,000 during the three months ended September 30, 2001. The amount of net cash provided by operations reflects a reduction in inventory, other receivables and an increase in other accrued expenses and current liabilities. Net cash provided by operations was offset in part by an increase in accounts receivables and a decrease in accounts payables, accrued payroll and related expenses, income taxes payable, and prepaid income taxes receivable. The reduction in inventory and increase in accounts receivables was due to increased sales of security and inspection products in the latter part of September 2001.

Net cash used in investing activities was $313,000 and $996,000 for the three months ended September 30, 2001 and 2000, respectively. In the three months ended September 30, 2001, the net cash used in investing activities reflects primarily cash used in purchases of property and equipment and in the three months ended September 30, 2000, the net cash used in investing activities reflects primarily cash used in business acquisitions and purchase of property and equipment.

Net cash provided by financing activities was $650,000 and $2.6 million for the three months ended September 30, 2001 and 2000, respectively, in each case primarily in the form of net borrowing from bank lines of credit.

In March 1999, the Company announced a stock repurchase program of up to 2,000,000 shares of its common stock. Through November 10, 2001, the Company repurchased 1,404,500 shares at an average price of $4.37 per share. The stock repurchase program did not have a material effect on the Company's liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

The Company anticipates that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet its working capital, stock repurchase program and capital expenditure needs for the foreseeable future.

Market Risk - The Company is exposed to certain market risks which are inherent in the Company's financial instruments and arise from transactions entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce market risk in connection with specific foreign currency-denominated transactions. The Company does not enter into derivative financial instrument transactions for speculative purposes.

Foreign Currency Translation. The accounts of the Company's operations in Singapore, Malaysia, England, Denmark, Finland, Norway and Canada are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling, Danish kroner, Finnish markka, Norwegian kroner and Canadian dollars, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder's equity. Net foreign currency transaction losses of approximately ($77,000) and $152,000 were included in income for the three months ended September 30, 2001 and 2000, respectively.

Importance of International Markets - International markets provide the Company with significant growth opportunities. However, the following events, among others, could adversely affect the Company's financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, and political instability.

For the three months ended September 30, 2001, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on the Company's consolidated revenues and results of operations. As a result of monetary policy in Malaysia, including the pegging of the Malaysian ringgit to the U.S. dollar, the Company believes that its foreign currency exposure in Malaysia will not be significant in the foreseeable future. The Company continues to perform ongoing credit evaluations of its customers' financial condition and, if deemed necessary, the Company requires advance payments for sales. The Company is monitoring economic and currency conditions around the world to evaluate whether there may be any significant effect on its international sales in the future. Due to its overseas investments and the necessity of dealing with local currencies in its foreign business transactions, the Company is at risk with respect to foreign currency fluctuations.

Euro Conversion. On January 1, 1999, 11 of 15 member countries of the European Union introduced a new currency, the "Euro". The conversion rates between the Euro and the participating nations' existing legacy currencies were fixed irrevocably as of December 31, 1998. Prior to full implementation of the new currency on January 1, 2002, there will be a transition period during which parties may, at their discretion, use either the legacy currencies or the Euro for financial transactions.

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

Interest Rate Risk. All highly-liquid investments with a maturity of three months or less are classified as cash equivalents and recorded in the balance sheet at fair value. Short-term investments are comprised of high quality marketable securities.We generally do not use derivatives to hedge our interest rate risk with the exception of interest rate swaps to convert a portion of the Company's variable-interest-rate debt to a fixed-rate liability. At

September 30, 2001, the fair value of the swaps was ($246,000). The decrease in the fair value of the swaps from the previous reported period is recorded in other comprehensive income (loss) due to the swaps meeting the criteria of an effective cash flow hedge.

Inflation. The Company does not believe that inflation has had a material impact on its September 30, 2001 results of operations.

                           PART II OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

a.       Exhibits
         None

b.       Reports on Form 8-K
         None


                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 14th day of November 2001.

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