Form 10-Q
period 2001-12-31
OSI SYSTEMS INC
filed 2002-02-14
CIK 1039065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                ________________

                                    FORM 10-Q

(Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission File Number 0-23125

                                ________________

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

                                   YES X   N0__
                                       -

As of February 5, 2002 there were 12,511,695 shares of common stock outstanding.

                                OSI SYSTEMS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                       PAGE NUMBER
     Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheets at December 31, 2001
              and June 30, 2001                                                            3

              Consolidated Statements of Operations for the three and six months
              ended December 31, 2001 and December 31, 2000                                4

              Consolidated Statements of Cash Flows for the six months
              ended December 31, 2001 and 2000, respectively.                              5

              Notes to Consolidated Financial Statements                                   6

     Item 2 - Management's Discussion and Analysis of Financial Condition                  13
              and Results of Operations

PART II - OTHER INFORMATION

     Item 2 - Changes in Securities and Use of Proceeds                                   18

     Item 4 - Submission of Matters to a Vote of Security Holders                         18

     Item 6 - Exhibits and Reports on Form 8-K                                            19

     Signatures                                                                           19

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                       OSI SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                  December 31,            June 30,
                                                                                                      2001                  2001
                                                                                                  -------------         ------------
                                     ASSETS

Current Assets:
     Cash and cash equivalents                                                                      $ 66,814             $ 4,467
     Investments                                                                                         928                 863
     Accounts receivable, net of allowance for doubtful accounts of $1,216 and $903
        at December 31, 2001 and June 30, 2001, respectively                                          30,038              28,437
     Current portion of note receivable                                                                  400                 450
     Other receivables                                                                                 1,696               1,552
     Inventory                                                                                        32,084              31,174
     Prepaids                                                                                          1,036               1,009
     Deferred income taxes                                                                               693                 832
     Income taxes receivable                                                                             697                 310

                                                                                                    --------             -------
                   Total current assets                                                              134,386              69,094

Property and Equipment, net                                                                           12,828              13,405
Intangible and other assets, net                                                                       7,602               7,371
Note receivable                                                                                          600                 800
Deferred income taxes                                                                                  1,726               1,726

                                                                                                    --------             -------
                   Total                                                                            $157,142             $92,396
                                                                                                    ========             =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank lines of credit                                                                           $    513             $   100
     Current portion of long-term debt                                                                 2,625               2,625
     Accounts payable                                                                                 14,397              10,720
     Accrued payroll and related expenses                                                              2,610               2,614
     Income taxes payable                                                                              1,446               1,525
     Advances from customers                                                                           1,240                 924
     Accrued warranties                                                                                1,684               1,687
     Other accrued expenses and current liabilities                                                    3,202               2,585

                                                                                                    --------             -------
                   Total current liabilities                                                          27,717              22,780

Long-term debt                                                                                         5,734               7,003
Deferred income taxes                                                                                    132                 132

                                                                                                    --------             -------
                   Total liabilities                                                                  33,583              29,915

Shareholders' Equity
     Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at December 31, 2001 and June 30, 2001, respectively
     Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding
        12,494,368 and 8,462,968 shares at December 31, 2001 and June 30, 2001, respectively         102,536              43,567
     Retained earnings                                                                                23,986              22,291
     Accumulated other comprehensive loss                                                             (2,963)             (3,377)

                                                                                                    --------             -------
                   Total shareholders' equity                                                        123,559              62,481
                                                                                                    --------             -------

                   Total                                                                            $157,142             $92,396
                                                                                                    ========             =======


           See accompanying notes to consolidated financial statements

                       OSI SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                            Three months ended             Six months ended
                                                                                December 31,                  December 31,
                                                                        --------------------------     -------------------------
                                                                            2001           2000            2001          2000
                                                                        -----------    -----------     -----------   -----------
Revenues                                                                $    30,044    $    27,996     $    56,499   $    52,880
Cost of goods sold                                                           21,172         20,046          40,621        37,987
                                                                        -----------    -----------     -----------   -----------

Gross profit                                                                  8,872          7,950          15,878        14,893
Operating expenses:
     Selling, general and administrative                                      5,308          5,583           9,892        11,200
     Research and development                                                 1,581          1,502           3,156         3,217
     Goodwill amortization                                                      101            129             202           257

                                                                        -----------    -----------     -----------   -----------
                   Total operating expenses                                   6,990          7,214          13,250        14,674
                                                                        -----------    -----------     -----------   -----------

Income from operations                                                        1,882            736           2,628           219
Interest expense, net                                                            72            285             231           589

                                                                        -----------    -----------     -----------   -----------
Income (loss) before provision (benefit) for income taxes
  and minority interest                                                       1,810            451           2,397          (370)
Provision (benefit) for income taxes                                            525            100             702           (70)

                                                                        -----------    -----------     -----------   -----------
Income (loss) before minority interest in net loss of subsidiary              1,285            351           1,695          (300)
Minority interest in net loss of subsidiary                                                                                  146

                                                                        -----------    -----------     -----------   -----------
Net income (loss)                                                       $     1,285    $       351     $     1,695         ($154)
                                                                        ===========    ===========     ===========   ===========

Earnings (loss) per common share                                        $      0.12    $      0.04     $      0.17        ($0.02)
                                                                        ===========    ===========     ===========   ===========

Earnings (loss) per common share,assuming dilution                      $      0.12    $      0.04     $      0.17        ($0.02)
                                                                        ===========    ===========     ===========   ===========

 Weighted average shares outstanding -assuming dilution                  11,098,649      9,311,229       9,756,496     9,310,199
                                                                        ===========    ===========     ===========   ===========

           See accompanying notes to consolidated financial statements

                     OSI SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands)

                                                                                    Six months ended December 31,
                                                                                    -----------------------------

                                                                                        2001              2000
                                                                                    -----------       -----------
Cash flows from operating activities:
      Net income (loss)                                                             $     1,695             ($154)
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
               Provision for losses on accounts receivable                                  313                32
               Depreciation and amortization                                              2,123             2,167
               Loss on sale of property and equipment                                        62               134
               Deferred income taxes                                                        112              (244)
               Minority interest in net loss of subsidiary                                                   (146)
               Changes in operating assets and liabilities:
                    Accounts receivable                                                  (1,701)           (2,191)
                    Other receivables                                                      (245)              286
                    Inventory                                                              (911)           (4,636)
                    Prepaids                                                                (20)             (477)
                    Accounts payable                                                      3,431               617
                    Accrued payroll and related expenses                                    130               (37)
                    Income taxes payable                                                    (73)            1,375
                    Income taxes receivable                                                (377)               17
                    Advances from customers                                                 294               689
                    Accrued warranty                                                         (7)             (130)
                    Other accrued expenses and current liabilities                          482               335

                                                                                    -----------       -----------
                            Net cash provided by (used in) operating activities           5,308            (2,363)
                                                                                    -----------       -----------

Cash flows from investing activities:
     Purchases of property and equipment                                                 (1,108)           (1,714)
     Proceeds from sale of property and equipment                                            73                16
     Cash paid for business acquisitions, net of cash acquired                                               (442)
     Cash received on note receivable                                                       250
     Other assets                                                                          (248)             (478)

                                                                                    -----------       -----------
                            Net cash used in investing activities                        (1,033)           (2,618)
                                                                                    -----------       -----------

Cash flows from financing activities:
     Net proceeds from bank lines of credits                                                415             3,478
     Net (payments) proceeds on long-term debt                                           (1,269)              239
     Proceeds from exercise of options and warrants                                       2,175                36
     Proceeds from issuance of stock                                                     56,794
     Purchase of treasury stock                                                                            (1,347)

                                                                                    -----------       -----------
                            Net cash provided by financing activities                    58,115             2,406
                                                                                    -----------       -----------

Effect of exchange rate changes on cash                                                     (43)               12
                                                                                    -----------       -----------

Net increase (decrease) in cash and cash equivalents                                     62,347            (2,563)
Cash and cash equivalents, beginning of period                                            4,467            10,892
                                                                                    -----------       -----------

Cash and cash equivalents, end of period                                            $    66,814       $     8,329
                                                                                    ===========       ===========

Supplemental disclosures of cash flow information - Cash paid/(received) during the period for:
     Interest                                                                       $       168       $       472
     Income taxes                                                                   $     1,066           ($1,243)


           See accompanying notes to consolidated financial statements

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. OSI Systems, Inc. and its subsidiaries (collectively, the "Company") is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic technology. The Company designs and manufactures optoelectronic devices and value-added subsystems for original equipment manufacturers in a broad range of applications, including security, medical diagnostics, telecommunications, gigabit ethernet and fiber channel supplies, gaming, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan", "Secure" and "Metor" brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. In the medical field the Company manufactures and sell desitometers which are used to provide bone loss measurements in the diagnosis of osteoporosis. The Company also manufactures and sells saturation of arterial hemoglobin ("S\p\O\2\") monitors and sensors under the trade names Digital Dolphin(TM) and Dolphin 2000(TM). Digital Dolphin(TM) model 2100 S\P\O\2\ monitors have received 510 (k) approval for sale in the United States.

Consolidation. The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 31, 2001, the consolidated statements of operations for the three-month and six-month periods ended December 31, 2001 and 2000 and the consolidated statements of cash flows for the six month periods ended December 31, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2001 included in the Company's Annual Report on Form 10K as filed with the Commission on September 28, 2001. The results of operations for the quarter and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2002.

Recent Developments - In November 2001, the Company entered into a letter of intent with L-3 Communications (L-3) to purchase from L-3 certain detection systems assets of PerkinElmer, Inc. Subject to the execution of a definitive purchase agreement and other closing terms, the Company intends to acquire from L-3, PerkinElmer's businesses pertaining to carry-on passenger baggage screening including service, as well as all technologies and rights associated with PerkinElmer's ARGUS explosive detection X-ray system. The closing is subject to numerous conditions including the satisfactory closing of L-3's purchase from PerkinElmer of the Dectection Systems business, government and regulatory approval, as well as the execution of a definitive purchase agreement between the Company and L-3. The Company believes that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to fund the purchase of PerkinElmer's assets from L-3. Notwithstanding the fact that the Company has entered into a letter intent with L-3, there can be no assurances that the Company will enter into a definitive purchase agreement with L-3 on favorable terms, or at all. In addition, for the foregoing seasons there can be no assurances that the Company will acquire some or all of the intended assets of PerkinElmer.

In November 2001, the Company issued and sold an aggregate of 1,696,946 shares of its common stock in a private placement to institutional investors for an aggregate sales price of $19.9 million. After placements agents commission and expenses, net proceeds to the Company were $18.5 million. Roth Capital Partners and William Blair & Company acted as placement agents in the transaction. In connection with the transactions, Roth Capital Partners received warrants to purchase 84,847 shares of the Company at $15.00 per share, exercisable at any time in full or part after May 13, 2002 and no later than May 13, 2005. The Company filed a registration statement on Form S-3 with the Commission on November 19, 2001 for the purpose of registering these securities.

In December 2001, the Company issued and sold an aggregate of 2,070,000 shares of its common stock in a private placement to institution investors for an aggregate sales price of $40.4 million. After placement agent commission and expenses, net proceeds to the Company were $38.4 million. Roth Capital Partners acted as placement agent in the transaction. As part of the transaction, the Company issued to the investors warrants to purchase 517,500 additional shares of the Company at an exercise price of $23.47 per share exercisable at any time in full or part no later than December 10, 2008. In connection with the transaction, Roth Capital Partners received warrants to purchase 103,500 shares of the Company at an exercise price of $23.47 per share exercisable at any time in full or part no later than December 10, 2008. The Company filed a registration statement on Form S-3 with the Commission on December 14, 2001, for the purpose of registering these securities.

New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the use of the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have any effect on its financial position and results of operations.

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

SFAS No. 143 "Accounting for Asset Retirement Obligations", which becomes effective for the Company on July 1, 2002, addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", will become effective for the Company on July 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. "121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and addresses the accounting for a component of an entity which has been disposed of has been classified as held for sale. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

Credit Risk. The Company's financial instruments that are exposed to concentration of credit risk consist primarily of its cash, cash equivalents, available-for-sale investments, and accounts receivable. The Company restricts investments in cash equivalents and available-for-sale investments to financial institutions with high credit standing. At December 31, 2001, approximately 92% of the Company's cash equivalents were held at two financial institutions. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's worldwide customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses.

Derivative Instruments - The Company's use of derivatives consists of the purchase of foreign exchange contracts, in order to attempt to reduce foreign exchange transaction gains and losses, along with interest rate swaps on a variable interest rate term loan.

The Company purchases forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and does not use the contracts for trading purposes. As of December 31, 2001 and June 30, 2001, notional amounts were approximately $5.9 million and $1.5 million for outstanding foreign exchange contracts, respectively. The estimated fair value of these contracts, based on quoted market prices, approximated $0 and ($50,000) at December 31, 2001 and June 30, 2001 respectively. The foreign exchange contracts are effective foreign exchange hedges and the difference in the fair value from the prior reporting period has been recorded as other comprehensive income (loss).

The Company also has entered into interest rate swaps. The terms of the swaps are to convert a portion of the Company's variable interest rate debt into a fixed rate liability. At December 31, 2001, and June 30, 2001 the notional amount of the swaps were $7,973,200 and $5,042,000 respectively. The fair values of the swaps at December 31,
                                       -8-

2001 and June 30, 2001 were ($215,000) and ($50,000) respectively. The decrease in the period is recorded in other comprehensive income (loss), due to the swaps meeting the criteria of an effective cash flow hedge. No amounts were reclassified to earnings resulting from the ineffectiveness or discontinuation of cash flow hedges. As of December 31, 2001, the amount to be reclassified from other comprehensive income (loss) during the next twelve months is expected to be immaterial. The actual amounts that will be reclassified into earnings will vary as a result of changes in market conditions. All forward contracts, swaps, and underlying transaction exposures are carried at fair value in other accrued expenses and liabilities in the accompanying consolidated balance sheets.

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

Inventory - Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory at December 31, 2001 and June 30, 2001 consisted of the following (in thousands):

                                                   December 31,           June 30,
                                                       2001                2001
Raw Materials .................................      $15,245             $16,442
Work-in-process ...............................        7,651               6,595
Finished goods ................................        9,188               8,137
                                                     -------             -------
         Total ................................      $32,084             $31,174
                                                     =======             =======

Accounts Receivable. Accounts receivable at December 31, 2001 and June 30, 2001 consisted of the following (in thousands):

                                                   December 31,           June 30,
                                                       2001                2001
Trade receivables net .........................      $28,423              $27,113
Unbilled costs and accrued profit on progress
completed .....................................        1,615                1,324
                                                     -------              -------
         Total ................................      $30,038              $28,437
                                                     =======              =======

The unbilled costs and accrued profit at December 31, 2001 are expected to be entirely billed and collected during calendar 2002.

Earnings Per Share. Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period presented. Earnings (loss) per common share assuming dilution is computed based on the weighted average number of shares plus the dilutive effect of potential common stock. As of December 31, 2000, the only type of potential common stock was stock options from the Company's stock option plans. As of December 31, 2001, the types of potential common stock were stock options and stock purchase rights. Stock options and stock purchase rights totaling 621,000 and 1,149,824 were outstanding for the quarter and six months ended December 31, 2001, but were not included in the earnings (loss) assuming dilution calculation because to do so would have been antidulitive. 988,729 stock options were outstanding for the quarter ended December 31, 2000, but were not included in the earnings (loss) assuming dilution calculation because to do so would have been antidilutive.

Because the inclusion of potential commons stock had an antidilutive effect on the earnings (loss) per share for the six months ended December 31, 2000, reported earnings (loss) per common share and earnings (loss) per share assuming dilution were the same for the six months ended December 31, 2000.

The following tables reconciles the numerator and denominator used in calculating earnings per common share and earnings per common share-assuming dilution.

                                                                 For the quarter ended December 31,
                                             ----------------------------------------------------------------------------
                                                               2001                                   2000
                                             ----------------------------------------  -----------------------------------
                                             Income        Shares         Per-Share    Income      Shares        Per-Share
                                             (Numerator)   (Denominator)  Amount       (Numerator) (Denominator)   Amount
Earnings per common share
Income available to
common stockholders                            $1,285,000    10,435,677        $0.12    $351,000     9,265,095      $0.04

Effect of Dilutive Securities
Options, treasury stock method                                  662,972                                 46,134
                                             ------------  ------------  -----------   ---------   -----------   --------

Earnings per common share assuming dilution
Income available to common
stockholder, assuming dilution                 $1,285,000   $11,098,649        $0.12    $351,000    $9,311,229      $0.04
                                             ============  ============  ===========   =========   ===========   ========

                                                                For the six months ended December 31,
                                             -----------------------------------------------------------------------------
                                                               2001                                   2000
                                             ----------------------------------------  -----------------------------------
                                             Income        Shares         Per-Share    Income      Shares        Per-Share
                                             (Numerator)   (Denominator)  Amount       (Numerator) (Denominator)   Amount
Earnings per common share
Income (loss) available to
common stockholders                            $1,695,000     9,457,893        $0.17   ($154,000)    9,310,199    ($0.02)

Effect of Dilutive Securities
Options, treasury stock method                                  298,603
                                             ------------  ------------  -----------   ---------   -----------   --------

Earnings per common share assuming dilution
Income (loss) available to common
stockholder, assuming dilution                 $1,695,000     9,756,496        $0.17   ($154,000)    9,310,199    ($0.02)
                                             ============  ============  ===========   =========   ===========   ========

Comprehensive Income - Comprehensive Income (loss) is computed as follows (in thousands):

                                                                              For the quarter ended
                                                                                  December 31,
                                                                               2001            2000
                                                                           ------------    ------------
Net income                                                                     $1,285           $351
                                                                           ------------    ------------

Other Comprehensive income (loss), net of taxes:

Foreign currency translation adjustments                                        ($351)          $484

Unrealized gains on marketable securities available for sale                     $221

Change in fair value of derivative instruments                                    $31
                                                                           ------------    ------------
Other Comprehensive income (loss)                                                ($99)          $484

                                                                           ------------    ------------
Comprehensive income (loss)                                                    $1,186           $835
                                                                           ============    ============

                                                                            For the six months ended
                                                                                  December 31,
                                                                              2001            2000
                                                                           ------------    ------------
Net income (loss)                                                              $1,695          ($154)
                                                                           ------------    ------------

Other Comprehensive income (loss), net of taxes:

Foreign currency translation adjustments                                         $501           ($98)

Unrealized gains on marketable securities available for sale                      $28

Change in fair value of derivative instruments                                  ($115)
                                                                           ------------    ------------

Other Comprehensive income (loss)                                                $414           ($98)

                                                                           ------------    ------------
Comprehensive income (loss)                                                    $2,109          ($252)
                                                                           ============    ============

Segment Information.

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has reflected the provisions of SFAS No. 131 in the accompanying financial statements for all periods presented. The Company believes that it operates in two identifiable industry segments, a) optoelectronic devices and subsystems, medical imaging systems, and b) security and inspection products. For the quarter and six months ended December 31, 2001, external revenues from optoelectronics devices subsystems and medical imaging systems were $11,433 and $23,973, compared to $13,878 and $27,423 for the quarter and six months ended December 31, 2000. For the quarter and six months ended December 31, 2001, revenues from security and inspection products were $18,611 and $32,526, compared to $14,118 and $25,457 for the quarter and six months ended December 31, 2000.

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

             The company's operating locations include the North America (United States and Canada), Europe (United Kingdom, Denmark, Finland and Norway) and Asia (Singapore and Malaysia). The company's operations by geographical areas are as follows (in thousands):

                                                                     Three months ended December 31, 2001
                                                 -----------------------------------------------------------------------------
                                                     North
                                                    America        Europe         Asia         Eliminations      Consolidated
                                                 -----------------------------------------------------------------------------
Revenues from external customers                    $18,413       $ 8,979       $ 2,652                            $30,044
Transfer between geographical areas                 $ 1,336       $ 1,097       $ 9,097         ($11,530)
                                                 -----------------------------------------------------------------------------

Total revenues                                      $19,749       $10,076       $11,749         ($11,530)          $30,044
                                                 =============================================================================

Income (loss) from operations                         ($303)      $   726       $ 1,602            ($143)          $ 1,882
                                                 =============================================================================

                                                                      Three months ended December 31, 2000
                                                 -----------------------------------------------------------------------------
                                                     North
                                                    America        Europe         Asia       Eliminations      Consolidated
                                                 -----------------------------------------------------------------------------
Revenues from external customers                    $   21,000    $    5,869    $    1,127                         $27,996
Transfer between geographical areas                 $    2,254    $    1,152    $    7,760      ($11,166)
                                                 -----------------------------------------------------------------------------

Total revenues                                      $   23,254    $    7,021    $    8,887      ($11,166)          $27,996
                                                 =============================================================================

Income (loss) from operations                       $     (709)   $      249    $      989       $   207           $   736
                                                 =============================================================================

                                                                        Six months ended December 31, 2001
                                                 -----------------------------------------------------------------------------
                                                     North
                                                    America        Europe         Asia       Eliminations      Consolidated
                                                 -----------------------------------------------------------------------------
Revenues from external customers                    $36,094       $15,259       $ 5,146                            $56,499
Transfer between geographical areas                 $ 2,632        $2,373       $16,495         ($21,500)
                                                 -----------------------------------------------------------------------------

Total revenues                                      $38,726       $17,632       $21,641         ($21,500)          $56,499
                                                 =============================================================================

Income (loss) from operations                       ($1,437)      $ 1,244       $ 2,957          $  (136)          $ 2,628
                                                 =============================================================================

                                                                       Six months ended December 31, 2000
                                                 -----------------------------------------------------------------------------
                                                     North
                                                    America        Europe         Asia       Eliminations      Consolidated
                                                 -----------------------------------------------------------------------------
Revenues from external customers                    $   36,606    $   13,138    $    3,136                         $52,880
Transfer between geographical areas                 $    4,535    $    2,591    $   13,544      ($20,670)
                                                 -----------------------------------------------------------------------------

Total revenues                                      $   41,141    $   15,729    $   16,680      ($20,670)          $52,880
                                                 =============================================================================

Income (loss) from operations                       $   (2,333)   $      882    $    1,525       $   145           $   219
                                                 =============================================================================

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

Results of Operations

Revenues. Revenues consist of sales of optoelectronic devices and value added subsystems, medical imaging systems and security and inspection products. Revenues are recorded net of all inter-company transactions. Revenues increased by 7.3% to $30.0 million for the three months ended December 31, 2001, compared to $28.0 million for the comparable prior year period. For the six months ended December 31, 2001, revenues increased by 6.8% to $56.5 million from $52.9 million for the comparable prior year period. Revenues for the three months ended December 31, 2001 from optoelectronic devices and value added subsystems, and medical imaging systems net of intercompany eliminations decreased by $2.4 million or 17.6% to $11.4 million, compared to $13.9 million for comparable prior year period and revenues from security and inspection products increased by $4.5 million, or 31.8% to $18.6 million, compared to $14.1 million for the comparable prior year period. Revenues for the six months ended December 31, 2001 from optoelectronic devices, value added subsystems and medical imaging systems net of intercompany eliminations decreased by $3.5 million or 12.6% to $24.0 million, compared to $27.4 million for the comparable prior year period and revenues from security and inspection products increased by $7.1 million or 27.8%, to $32.5 million, compared to $25.5 million for the comparable prior year period. The decrease in revenues from sales of optoelectronic devices, value added subsystems and medical imaging systems for the quarter and six months ended December 31, 2001 was primarily due to a discontinued product line of portable data/video projectors systems and the exclusion of Silicon Microstructures, Inc. ("SMI") revenues and decrease in fiber optic sales. SMI was sold in March 2001. SMI `s revenues and revenues from the sale of data/video projector systems for the three and six months ended December 31, 2001 were $2.0 million and $4.4 million, respectively, compared to $0 revenues for the three and six months ended December 31, 2001.The increase in revenues from the sale of security and inspection was due to increased sales of X-ray screening machines in the United States and international markets in response to the attacks on the World Trade Center and Pentagon on September 11, 2001.

Gross Profit. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by 11.6% to $8.9 million for the three months ended December 31, 2001, compared to $8.0 million for the comparable prior year period. For the six months ended December 31, 2001, gross profit increased by 6.6% to $15.9 million, compared to $14.9 million change for the comparable prior year period. As a percentage of revenues, gross profit increased in the quarter to 29.5% this year, from 28.4% last year. As a percentage of revenues, gross profit decreased in the six months to 28% this year, from 28.2% last year. The increase in gross profit for the quarter ended December 31, 2001, was due to increased security and inspection products shipments which have a higher gross margin.

Selling, General and Administrative. Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, and professional service fees and marketing expenses. For the three months ended December 31, 2001, such expenses decreased 5.1% to $5.3 million, compared to $5.6 million for the comparable prior year period. For the six months ended December 31, 2001, such expenses decreased by 11.7% to $9.9 million, compared to $11.2 million for the comparable prior year period. As a percentage of revenues, selling, general and administrative expenses decreased in the quarter and six months to 17.7% and 17.5% this year, from 19.9% and 21.2% last year, respectively. The decrease in expenses for the quarter and six months was primarily due to the absence of selling general and administrative expenses of the divested SMI subsidiary and decreased legal and professional fees and decreased administrative expenses. Selling, general and administrative expenses of SMI for the quarter and six months ended December 31, 2000 were $236,000 and $405,000 , respectively, compared to $0 for the three and six months periods ended December 31, 2001.

Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended December 31, 2001, such expenses increased 5.3% to $1.6 million, compared to $1.5 million for the comparable prior year period. For the six months ended December 31, 2001, such expenses remained relatively constant compared to the prior year period. As a percentage of revenues, research and development expenses decreased in the three month and six month periods to 5.3% and 5.6% this period from 5.4% and 6.1% for the comparable prior year period. The decrease in research and development expenses was primarily due to certain research and development personnel who worked directly on specific shipments and the cost of their services were charged to manufacturing overhead and the absence of research and development expenses of SMI.

Income (Loss) from Operations. For the three months ended December 31, 2001, the Company had income from operations of $1.8 million compared to $736,000 for the three months ended December 31, 2000. For the six months ended December 31, 2001, the Company had income from operations of $2.6 million compared to $219,000 for the comparable prior year period. Income from operations for the three months ended December 31, 2001, increased due to increased revenues and increased gross margin and income from operations for the six months ended December 31, 2001 increased due to increased revenues, increased gross profits and lower selling, general and administrative expenses.

Interest Expense. For the three months ended December 31, 2001, the Company incurred net interest expense of $72,000, compared to net interest expense of $285,000 for the three months ended December 31, 2000. For the six months ended December 31, 2001, the Company incurred net interest expense of $231,000, compared to net interest expense of $589,000 for the six months ended December 31, 2000. The decrease in net interest expense for the three and six months ended December 31, 2001 was due to decreased borrowings under the Company's lines of credit and was further reduced by interest income on the proceeds from private placements in November and December 2001. These proceeds are invested in short term investments with an original maturity date of less than ninety days.

Provision (Benefit) for Income Taxes. Provision for income taxes increased to $525,000 for the three months ended December 31, 2001, compared to $100,000 for the three months ended December 31, 2000. For the six months ended December 31, 2001, the Company had provision for income taxes income of $702,000 compared to a income tax benefit of $70,000 for the six months ended December 31, 2000. The change in the effective income tax rate was due to a mix in income from U.S. and foreign operations.

Net Income (Loss). For the reasons outlined above, the Company had net income of $1.3 million and $1.7 million for the three and six months ended December 31, 2001, compared to net income of $351,000 and a net loss of $154,000 for the three and six months ended December 31, 2000, respectively.

Liquidity and Capital Resources

The Company's operations provided net cash of $5.3 million during the six months ended December 31, 2001. The amount of net cash provided by operations reflects increases in accounts payable, advances from customers and other accrued expenses and current liabilities, and was offset in part by an increase in accounts receivable, other receivables, inventory and income taxes receivable. The increase in accounts receivable is mainly due to the increased sales. The increase in inventory is due to an increased demand for security and inspection products.

Net cash used in investing activities was $1.0 million and $2.6 million for the six months ended December 31, 2001 and 2000, respectively. In the six month period ended December 31, 2001, net cash used in investing activities reflects cash used for the purchase of property and equipment. In the six months ended December 31, 2000, the net cash used in investing activities primarily reflects cash used in business acquisitions and the purchase of property and equipment.

Net cash provided by financing activities was $58.1 million and $2.4 million for the six months ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001, net cash provided by financing activities was $58.1 million and $2.4 million for the six months ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001, net cash provided by financing activities resulted primarily from the proceeds from the private placements totaling $56.9 million and was offset in part by repayment of long term debt. The Company anticipates utilizing the proceeds from these private placements for working capital requirements and other general corporate purposes including acquisitions.

In March 1999, the Company announced a stock repurchase program of up to 2,000,000 shares of its common stock. Through February 13, 2002, the Company repurchased 1,404,500 shares at an average price $4.37 per share. The stock repurchase program did not have a material effect on the Company's liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

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

Foreign Currency Translation. The accounts of the Company's operations in Singapore, Malaysia, England, Norway, Denmark, Finland and Canada are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling, Norwegian kroner, Danish kroner, Finnish markka and Canadian dollars, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of accumulated other comprehensive income. Net transaction losses of approximately $84,000 and $67,000 were included in the Company's results for the six months ended December 31, 2001 and 2000, respectively.

Importance of International Markets - International markets provide the Company with significant growth opportunities. However, the following events, among others, could adversely affect the Company's financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, and political instability.

For the quarter and six months ended December 31, 2001, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on the Company's consolidated revenues and results of operations. As a result of monetary policy in Malaysia, including the pegging of the Malaysian ringgit to the U.S. dollar, the Company believes that its foreign currency exposure in Malaysia will not be significant in the foreseeable future. The Company continues to perform ongoing credit evaluations of its customers' financial condition and, if deemed necessary, the Company requires advance payments for sales. The Company is monitoring economic and currency conditions around the world to evaluate whether there may be any significant effect on its international sales in the future. Due to its overseas investments and the necessity of dealing with local currencies in its foreign business transactions, the Company is at risk with respect to foreign currency fluctuations.

Euro Conversion. On January 1, 1999, 11 of 15 member countries of the European Union introduced a new currency, the "Euro". The conversion rates between the Euro and the participating nations' existing legacy currencies were fixed irrevocably as of December 31, 1998. Prior to full implementation of the new currency on January 1, 2002, there will be a transition period during which parties may, at their discretion, use either the legacy currencies or the Euro for financial transactions. The Company is not aware of any material operational issues or costs associated with preparing internal systems for the Euro. While it is not possible to accurately predict the impact the Euro will have on the Company's business or on the economy in general, management does not anticipate that the Euro conversion will have a material adverse impact on the Company's market risk with respect to foreign exchange, its results of operations, or its financial condition.

Foreign Exchange Contracts. The Company purchases forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and does not use the contracts for trading purposes. As of December 31, 2001 and June 30, 2001, notional amounts were approximately $5.9 million and $1.5 million for outstanding foreign exchange contracts, respectively. The estimated fair value of these contracts, based on quoted market prices, approximated $0 and ($50,000) at December 31, 2001 and June 30, 2001 respectively. The foreign exchange contracts are effective foreign exchange hedges and the difference in the fair value from the prior reporting period has been recorded as other comprehensive income (loss).

Credit Risk. The Company's financial instruments that are exposed to concentration of credit risk consist primarily of its cash, cash equivalents, available-for-sale investments, and accounts receivable. The Company restricts investments in cash equivalents and available-for-sale investments to financial institutions with high credit standing. At December 31, 2001, approximately 92% of the Company's cash equivalents were held at two financial institutions. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's worldwide customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses.

Interest Rate Risk. All highly-liquid investments with a maturity of three months or less are classified as cash equivalents and recorded in the balance sheet at fair value. Short-term investments are comprised of high quality marketable securities. The Company generally does not use derivatives to hedge its interest rate risk with the exception of interest rate swaps to convert a portion of the Company's variable-interest-rate debt to a fixed-rate liability. At December 31, 2001, the fair values of the swaps were ($215,000). The change in the fair values of the swaps from the previous reported period is recorded in other comprehensive income (loss) due to the swaps meeting the criteria of an effective cash flow hedge.

Inflation. The Company does not believe that inflation has had a material impact on its results of operations for the six months ended December 31, 2001.

Part II -  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In December 2001, the Company offered and sold 2,070,000 shares of its common stock to certain accredited, institutional investors for an aggregate of $40.4 million. As part of the sale, the Company granted warrants to the investors to purchase 517,500 shares of common stock at an exercise price of $23.47 per share. The Company paid Roth Capital Partners a placement agent fee consisting of a cash commission of $2.0 million and warrants. The warrants issued to Roth Capital represented the right to purchase 103,500 shares of common stock at an exercise price of $23.47 per share. Both the investor and Roth Capital warrants were exercisable immediately and expire in December 2008. No general forms of advertising or solicitation were used in connection the issuance of shares and warrants. The offer and sale of the Company's common stock and warrants above was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) and Regulation D thereof.

In November 2001, the Company offered and sold 1,696,946 shares of its common stock to certain accredited, institutional investors for an aggregate of $19.9 million. The Company paid Roth Capital Partners and William Blair & Company a placement agent fee consisting of a cash commission of $977,000 and $419,000, respectively, and, with respect to Roth Capital, warrants. The warrants issued to Roth Capital represented the right to purchase 84,847 shares of common stock at an exercise price of $15 per share. The Roth Capital warrants are exercisable after May 13, 2002 and expire in May 2005. No general forms of advertising or solicitation were used in connection the issuance of shares and warrants. The offer and sale of the Company's common stock and warrants above was exempt from the registration provisions of the Act, pursuant to Section 4(2) and Regulation D thereof.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on November 16, 2001, the following actions were taken:

               1.  Election of Directors

               Name                      For                      Withheld
               ----                      ---                      --------
               Deepak Chopra             6,955,380                53,362
               Ajay Mehra                6,955,380                53,362

               Steven C. Good            6,996,380                12,362
               Meyer Luskin              6,996,380                12,362
               Madan G. Syal             6,994,500                14,242


       1. Ratification of Deloitte & Touche L.L.P. as independent auditors for the year ending June 30, 2001.

           For                           6,999,681
           Against                           4,857
           Abstain                           4,204


Item 6. Exhibits and Reports of Form 8-K

a.   Exhibits

     None

b.   Reports on Form 8-K

     None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 14th day of February 2002.

                                    OSI Systems, Inc.
                                    -----------------

                                    By: /s/ Deepak Chopra
                                        ___________________________
                                        Deepak Chopra
                                        President and
                                        Chief Executive Officer

                                    By: /s/ Ajay Mehra
                                        ___________________________
                                        Ajay Mehra
                                        Vice President and
                                        Chief Financial Officer