Form 10-Q
period 2002-03-31
OSI SYSTEMS INC
filed 2002-05-15
CIK 1039065

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                               ------------------

                                    FORM 10-Q

(Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from      to
                                                 ------  ------

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

                                YES [X]   NO [ ]

As of April 13, 2002 there were 12,785,624 shares of common stock outstanding.

                                OSI SYSTEMS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NUMBER

  Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets at March 31, 2002 and June 30, 2001     3

           Consolidated Statements of Operations for the three and nine
           months ended March 31, 2002 and March 31, 2001                      4

           Consolidated Statements of Cash Flows for the nine months ended
           March 31, 2002 and 2001, respectively.                              5

           Notes to Consolidated Financial Statements                          6

  Item 2 - Management's Discussion and Analysis of Financial Condition,
           and Results of Operations                                          13

PART II - OTHER INFORMATION

  Item 2 - Changes in Securities and Use of Proceeds                          19

  Item 6 - Exhibits and Reports on Form 8-K                                   20

  Signatures                                                                  20

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                         OSI SYSTEMS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share amounts)

                                                                                        March 31,        June 30,
                                                                                          2002             2001
                                                                                       ----------       ----------
                                 ASSETS
Current Assets:
     Cash and cash equivalents                                                           $67,205           $4,467
     Investments                                                                             897              863
     Accounts receivable, net of allowance for doubtful accounts of $1,272 and $903
        at March 31, 2002 and June 30, 2001, respectively                                 32,123           28,437
     Current portion of note receivable                                                      350              450
     Other receivables                                                                     2,626            1,552
     Inventory                                                                            31,813           31,174
     Prepaids                                                                              1,420            1,009
     Deferred income taxes                                                                   547              832
     Income taxes receivable                                                                 289              310
                                                                                       ----------       ----------
                   Total current assets                                                  137,270           69,094

Property and Equipment, net                                                               12,939           13,405
Intangible and other assets, net                                                           7,874            7,371
Note receivable                                                                              450              800
Deferred income taxes                                                                      1,726            1,726
                                                                                       ----------       ----------
                   Total                                                                $160,259          $92,396
                                                                                       ==========       ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank lines of credit                                                                   $294             $100
     Current portion of long-term debt                                                     2,625            2,625
     Accounts payable                                                                     12,768           10,720
     Accrued payroll and related expenses                                                  3,411            2,614
     Income taxes payable                                                                    783            1,525
     Advances from customers                                                               1,485              924
     Accrued warranties                                                                    1,694            1,687
     Other accrued expenses and current liabilities                                        3,052            2,585
                                                                                       ----------       ----------
                   Total current liabilities                                              26,112           22,780

Long-term debt                                                                             5,072            7,003
Deferred income taxes                                                                        132              132
                                                                                       ----------       ----------
                   Total liabilities                                                      31,316           29,915

Minority interest                                                                             65
                                                                                       ----------       ----------
Shareholders' Equity

     Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at March 31, 2002 and June 30, 2001, respectively

     Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding 12,751,699 and 8,462,968 shares at March 31, 2002 and
        June 30, 2001, respectively                                                      105,506           43,567
     Retained earnings                                                                    26,281           22,291
     Accumulated other comprehensive loss                                                 (2,909)          (3,377)
                                                                                       ----------       ----------
                   Total shareholders' equity                                            128,878           62,481
                                                                                       ----------       ----------
                   Total                                                                $160,259          $92,396
                                                                                       ==========       ==========

           See accompanying notes to consolidated financial statements

                                      OSI SYSTEMS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except share and per share amounts)

                                                                  Three months ended March 31,    Nine months ended March 31,
                                                                 ----------------------------   ---------------------------
                                                                     2002            2001           2002           2001
                                                                 ------------    ------------   ------------   -----------
Revenues                                                             $32,134         $29,379        $88,633       $82,259
Cost of goods sold                                                    21,721          21,506         62,342        59,493
                                                                 ------------    ------------   ------------   -----------

Gross profit                                                          10,413           7,873         26,291        22,766
Operating expenses:
     Selling, general and administrative                               5,493           5,258         15,385        16,458
     Research and development                                          1,706           1,765          4,862         4,982
     Goodwill amortization                                               101             132            303           389
                                                                 ------------    ------------   ------------   -----------
                   Total operating expenses                            7,300           7,155         20,550        21,829
                                                                 ------------    ------------   ------------   -----------
Income from operations                                                 3,113             718          5,741           937
Interest (income) expense, net                                          (180)            276             51           865
Gain on sale of subsidiary                                                            (2,967)                      (2,967)
                                                                 ------------    ------------   ------------   -----------
Income before provision for income taxes and minority interest         3,293           3,409          5,690         3,039
Provision for income taxes                                               933             869          1,635           799
                                                                 ------------    ------------   ------------   -----------
Income before minority interest of subsidiary                          2,360           2,540          4,055         2,240
Minority interest in net (income) loss of subsidiary                     (65)                           (65)          146
                                                                 ------------    ------------   ------------   -----------
Net income                                                            $2,295          $2,540         $3,990        $2,386
                                                                 ============    ============   ============   ===========
Earnings per common share                                              $0.18           $0.28          $0.38         $0.26
                                                                 ============    ============   ============   ===========
Earnings per common share,assuming dilution                            $0.17           $0.28          $0.37         $0.26
                                                                 ============    ============   ============   ===========
Weighted average shares outstanding                               12,642,855       9,007,468     10,519,547     9,209,289
                                                                 ============    ============   ============   ===========
Weighted average shares outstanding -assuming dilution            13,387,798       9,032,638     10,860,778     9,225,122
                                                                 ============    ============   ============   ===========

           See accompanying notes to consolidated financial statements

                       OSI SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                  Nine months ended March 31,
                                                                                                  --------------------------
                                                                                                     2002             2001
                                                                                                  ---------         --------
Cash flows from operating activities:
          Net Income                                                                                $3,990           $2,386
          Adjustments to reconcile net income to net cash used in operating activities:
                   Provision for losses in accounts receivables                                        370              206
                   Depreciation and amortization                                                     2,989            3,359
                   Loss on sale of property and equipment                                               69              140
                   Deferred income taxes                                                               248             (244)
                   Gain on sale of subsidiary                                                                        (2,967)
                   Minority interest in net income (loss) of subsidiary                                 65             (146)
                   Changes in operating assets and liabilities:
                        Accounts receivable                                                         (3,907)          (2,367)
                        Other receivables                                                           (1,184)             350
                        Inventory                                                                     (903)          (4,254)
                        Prepaids                                                                      (407)            (972)
                        Accounts payable                                                             1,994           (1,862)
                        Accrued payroll and related expenses                                           771              818
                        Income taxes payable                                                          (647)           2,142
                        Income taxes receivable                                                         27              (36)
                        Advances from customers                                                        547            1,670
                        Accrued warranties                                                               5              (78)
                        Other accrued expenses and current liabilities                                 408              109
                                                                                                  ---------         --------
                                     Net cash provided by (used in) operating activities             4,435           (1,746)
                                                                                                  ---------         --------
Cash flows from investing activities:
          Purchases of property and equipment                                                       (1,803)          (3,017)
          Proceeds from sale of property and equipment                                                  92              496
          Increase in investments                                                                     (223)            (121)
          Cash received for business disposition, net of disposition costs                                            5,961
          Cash paid for business acquisitions, net of cash acquired                                                    (442)
          Cash received on note receivable                                                             450              250
          Other assets                                                                                (448)            (201)
                                                                                                  ---------         --------
                                     Net cash (used in) provided by  investing activities           (1,932)           2,926
                                                                                                  ---------         --------
Cash flows from financing activities:
          Net proceeds from (payment to) bank lines of credits                                         191           (2,506)
          Net payments on long-term debt                                                            (1,930)              (7)
          Proceeds from exercise of stock options                                                    5,145               58
          Proceeds from issuance of stock                                                           56,794
          Purchase of treasury stock                                                                                 (2,042)
                                                                                                  ---------         --------
                                     Net cash provided by (used in) financing activities            60,200           (4,497)
                                                                                                  ---------         --------
Effect of exchange rate changes on cash                                                                 35               29
                                                                                                  ---------         --------
Net increase (decrease) in cash and cash equivalents                                                62,738           (3,288)
Cash and cash equivalents, beginning of period                                                       4,467           10,892
                                                                                                  ---------         --------
Cash and cash equivalents, end of period                                                           $67,205           $7,604
                                                                                                  =========         ========
Supplemental disclosures of cash flow information - Cash paid/(received) during the period for:
          Interest                                                                                      $2             $745
          Income taxes                                                                              $2,003          ($1,316)

           See accompanying notes to consolidated financial statements

                       OSI SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. OSI Systems, Inc. and its subsidiaries (collectively, the "Company") is a vertically integrated worldwide provider of devices, subsystems and end-products based on optoelectronic technology. The Company designs and manufactures optoelectronic devices and value-added subsystems for original equipment manufacturers in a broad range of applications, including security, medical diagnostics, telecommunications, gigabit ethernet and fiber channel supplies, gaming, office automation, aerospace, computer peripherals and industrial automation. In addition, the Company utilizes its optoelectronic technology and design capabilities to manufacture security and inspection products that it markets worldwide to end users under the "Rapiscan", "Secure" and "Metor" brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. In the medical field the Company manufactures and sell densitometers, which are used to provide bone loss measurements in the diagnosis of osteoporosis. The Company also manufactures and sells saturation of arterial hemoglobin ("SpO2") monitors and sensors under the trade names Digital DolphinTM and Dolphin 2000TM. Digital DolphinTM model 2100 SpO2 monitors have received 510 (k) approval for sale in the United States.

Consolidation. The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations for the three-month and nine-month periods ended March 31, 2002 and 2001 and the consolidated statements of cash flows for the nine-month periods ended March 31, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2001 included in the Company's Annual Report on Form 10-K as filed with the Commission on September 28, 2001. The results of operations for the quarter and nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2002.

Recent Developments. In November 2001, the Company entered into a letter of intent with L-3 Communications (L-3) to purchase from L-3 certain detection systems assets of PerkinElmer, Inc., which L-3 is in the process of acquiring. Subject to the execution of a definitive purchase agreement and other closing terms, the Company intends to acquire from L-3 PerkinElmer's businesses pertaining to carry-on passenger baggage screening including service, as well as all technologies and rights associated with PerkinElmer's ARGUS explosive detection X-ray system. The closing is subject to numerous conditions including the satisfactory closing of L-3's purchase from PerkinElmer of its Detection Systems business, government and regulatory approval, as well as the execution of a definitive purchase agreement between the Company and L-3. The Company believes that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to fund the purchase of such assets from L-3. Notwithstanding the fact that the Company has entered into a letter of intent with L-3, there can be no assurances that the Company will enter into a definitive purchase agreement with L-3 on favorable terms, or at all. In addition, for the foregoing reasons, there can be no assurances that the Company will acquire some or all of the intended assets of Perkin Elmer.

In November 2001, the Company issued and sold an aggregate of 1,696,946 shares of its common stock in a private placement to institutional investors for an aggregate sales price of $19.9 million. After placement agents commissions, and expenses, net proceeds to the Company were $18.5 million. Roth Capital Partners and William Blair & Company acted as placement agents in the transaction. In connection with the transactions, Roth Capital Partners received warrants to purchase 84,847 shares of the Company at $15.00 per share, exercisable at any time in full or part after May 13, 2002 and no later than May 13, 2005. The Company filed a registration statement on Form S-3 with the Commission on November 19, 2001 for the purpose of registering these securities.

In December 2001, the Company issued and sold an aggregate of 2,070,000 shares of its common stock in a private placement to institution investors for an aggregate sales price of $40.4 million. After placement agent's commission, and expenses, net proceeds to the Company were $38.3 million. Roth Capital Partners acted as placement agent in the transaction. As part of the transaction, the Company issued to the investors warrants to purchase 517,500 additional shares of the Company's common stock at an exercise price of $23.47 per share exercisable at any time in full or part no later than December 10, 2008. In connection with the transaction, Roth Capital Partners received warrants to purchase 103,500 shares of the Company at an exercise price of $23.47 per share exercisable at any time in full or part no later than December 10, 2008. The Company filed a registration statement on Form S-3 with the Commission on December 14, 2001, for the purpose of registering these securities.

New Accounting Pronouncement. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the use of the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have any effect on its financial position and results of operations.

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

SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", will become effective for the Company on July 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and addresses the accounting for a component of an entity which has been disposed of and which has been classified as held for sale. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

Credit Risk. The Company's financial instruments that are exposed to concentration of credit risk consist primarily of its cash, cash equivalents, available-for-sale investments, and accounts receivable. The Company restricts investments in cash equivalents and available-for-sale investments to financial institutions with high credit standing. At March 31, 2002, approximately 89.1% of the Company's cash equivalents were held at two financial institutions. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's worldwide customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses.

Derivative Instruments. The Company's use of derivatives consists of the purchase of foreign exchange contracts, in order to attempt to reduce foreign exchange transaction gains and losses, along with interest rate swaps on a variable interest rate term loan.

The Company purchases forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and does not use the contracts for trading or speculative purposes. As of March 31, 2002 and June 30, 2001, notional amounts were approximately $0 and $1.5 million for outstanding foreign exchange contracts, respectively. The estimated fair value of these contracts, based on quoted market prices, approximated ($50,000) at June 30, 2001. The foreign exchange contracts are effective foreign exchange hedges and the difference in the fair value from the prior reporting period has been recorded as other comprehensive income (loss).

The Company has also entered into an forward exchange contract with a notional amount of $5.9 million to hedge foreign exchange exposure on accounts receivable and payable balances in Malaysia in the event of a possible change in monetary policy in Malaysia relating to the pegging of the Malaysian ringgit to the US dollar. Since the monetary policy has remained unchanged and the Malaysian ringgit is still pegged to the US dollar, the forward exchange contract has no fair value as of March 31, 2002. This contract expires in December 2002.

The Company also has entered into interest rate swaps. The terms of the swaps are to convert a portion of the Company's variable interest rate debt into a fixed rate liability. At March 31, 2002, and June 30, 2001 the notional amount of the swaps were $7,343,709 and $5,042,000 respectively. The fair values of the swaps at March 31, 2002 and June 30, 2001 were ($144,000) and ($50,000)
respectively. The decrease in the period is recorded in other comprehensive income (loss), due to the swaps meeting the criteria of an effective cash flow hedge. No amounts were reclassified to earnings resulting from the ineffectiveness or discontinuation of cash flow hedges. As of March 31, 2002, the amount to be reclassified from other comprehensive income (loss) during the next twelve months is expected to be immaterial. The actual amounts that will be reclassified into earnings will vary as a result of changes in market conditions. All forward contracts, swaps, and underlying transaction exposures are carried at fair value in other accrued expenses and liabilities in the accompanying consolidated balance sheets.

Revenue Recognition. The Company generally recognizes revenue upon shipment of its products. Concurrent with the shipment of the product, the Company accrues estimated warranty expenses. The Company has undertaken projects, which include the development and construction of large complex cargo inspection systems requiring installation and customization at the customer's site. Sales under such long-term contracts are recorded under the percentage of completion method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

Inventory. Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory at March 31, 2002 and June 30, 2001 consisted of the following (in thousands):

                                               March 31,         June 30,
                                                 2002              2001
Raw Materials                                   $15,793           $16,442
Work-in-process                                   7,379             6,595
Finished goods                                    8,641             8,137
                                               ---------         ---------
         Total                                  $31,813           $31,174
                                               =========         =========

Accounts Receivable. Accounts receivable at March 31, 2002 and June 30, 2001 consisted of the following (in thousands):

                                                March 31,         June 30,
                                                  2002              2001
Trade receivables net                           $29,633           $27,113
Unbilled costs and accrued profit on progress
  completed                                       2,490             1,324
                                               ---------         ---------
         Total                                  $32,123           $28,437
                                               =========         =========

The unbilled costs and accrued profit at March 31, 2002 are expected to be entirely billed and collected during calendar 2002.

Earnings Per Share. Earnings per common share is computed by dividing net income by the weighted average number of shares outstanding during each period presented. Earnings per common share (assuming dilution) is computed based on the weighted average number of shares plus the dilutive effect of potential common stock. As of March 31, 2001, the only type of potential common stock was stock options from the Company's stock option plans. As of March 31, 2002, the types of potential common stock were stock options and stock purchase rights. Stock options and stock purchase rights totaling 0 and 841,000 were outstanding for the quarter and nine months ended March 31, 2002, but were not included in the earnings per common share (assuming dilution) calculation because to do so would have been antidilutive. For the quarter and nine months ended March 31, 2001, 938,479 and 766,548 stock options were outstanding, but were not included in the earnings per common share (assuming dilution) calculation because to do so would have been antidilutive.

The following tables reconcile the numerator and denominator used in calculating earnings per common share and earnings per common share-assuming dilution.

                                                                    For the quarter ended March 31,
                                             -----------------------------------------------------------------------------
                                                               2002                                   2001
                                             ----------------------------------------  -----------------------------------
                                             Income
                                             (Numerator)   Shares          Per-Share  Income      Shares        Per-Share
                                                           (Denominator)   Amount     (Numerator) (Denominator)   Amount
Earnings per common share
Income available to
common stockholders                            $2,295,000    12,642,855        $0.18   $2,540,000    9,007,468      $0.28

Effect of Dilutive Securities
Options, treasury stock method                                  744,943                                 25,170
                                             ------------- -------------  -----------  ----------  ------------  ---------
Earnings per common share assuming dilution
Income available to common
stockholder, assuming dilution                 $2,295,000    13,387,798        $0.17   $2,540,000    9,032,638      $0.28
                                             ============= =============  ===========  ==========  ============  =========


                                                                      For the nine months ended March 31,
                                             --------------------------------------------------------------------------------
                                                               2002                                       2001
                                             ----------------------------------------  --------------------------------------
                                             Income
                                             (Numerator)   Shares           Per-Share  Income          Shares        Per-Share
                                                           (Denominator)    Amount     (Numerator)     (Denominator)   Amount
Earnings per common share
Income available to
common stockholders                            $3,990,000    10,519,547        $0.38      $2,386,000     9,209,289     $0.26

Effect of Dilutive Securities
Options, treasury stock method                                  341,231                                     15,833
                                             ------------- -------------  -----------  --------------  ------------  --------
Earnings per common share assuming dilution
Income available to common
stockholder, assuming dilution                 $3,990,000    10,860,778        $0.37     $2,386,000      9,225,122     $0.26
                                             ============= =============  ===========  ==============  ============  ========

Comprehensive Income - Comprehensive Income (loss) is computed as follows (in thousands):

                                                                   For the quarter ended
                                                                         March 31,
                                                                   2002            2001
                                                                ------------    ------------
Net income                                                        $2,295          $2,540
                                                                ------------    ------------
Other Comprehensive income (loss), net of taxes:

Foreign currency translation adjustments                           ($68)           ($850)

Unrealized gains on marketable securities available for sale        ($7)

Change in fair value of hedging
instruments                                                        $129
                                                                ------------    ------------

Other Comprehensive income (loss)                                   $54            ($850)

                                                                ------------    ------------
Comprehensive income                                             $2,349           $1,690
                                                                ============    ============

                                                                 For the nine months ended
                                                                         March 31,
                                                                   2002            2001
                                                                ------------    ------------
Net income                                                       $3,990           $2,386
                                                                ------------    ------------
Other Comprehensive income (loss), net of taxes:

Foreign currency translation adjustments                           $433            ($948)

Unrealized gains on marketable securities available for sale        $21

Change in fair value of hedging
instruments                                                         $14
                                                                ------------    ------------
Other Comprehensive income (loss)                                  $468            ($948)
                                                                ------------    ------------
Comprehensive income                                             $4,458           $1,438
                                                                ============    ============
Segment Information.

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has reflected the provisions of SFAS No. 131 in the accompanying financial statements for all periods presented. The Company believes that it operates in two identifiable industry segments, a) optoelectronic devices and subsystems, medical imaging systems, and b) security and inspection products. For the quarter and nine months ended March 31, 2002, external revenues from optoelectronic devices subsystems and medical imaging systems were $12,716 and $36,689 compared to $16,723 and $44,146 for the quarter and nine months ended March 31, 2001. For the quarter and nine months ended March 31, 2002, revenues from security and inspection products were $19,418 and $51,944 compared to $12,656 and $38,113 for the quarter and nine months ended March 31, 2001.

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

Segment Information. The company's operating locations include the North America (United States and Canada), Europe (United Kingdom, Denmark, Finland and Norway) and Asia (Singapore and Malaysia). The company's operations by geographical areas are as follows (in thousands):

                                                                      Three months ended March 31, 2002
                                                  --------------------------------------------------------------------------
                                                        North
                                                       America      Europe       Asia       Eliminations      Consolidated
                                                  --------------------------------------------------------------------------
Revenues                                              $ 21,978     $ 8,050      $ 2,106                            $ 32,134
Transfer between geographical areas                    $ 2,434     $ 1,326      $ 9,410        $ (13,170)
                                                  --------------------------------------------------------------------------
Net revenues                                          $ 24,412     $ 9,376     $ 11,516        $ (13,170)          $ 32,134
                                                  ==========================================================================
Income (loss) from operations                            $ 951       $ 449      $ 1,840           $ (127)           $ 3,113
                                                  ==========================================================================


                                                                        Three months ended March 31, 2001
                                                  --------------------------------------------------------------------------
                                                        North
                                                       America      Europe       Asia       Eliminations      Consolidated
                                                  --------------------------------------------------------------------------
Revenues                                              $ 21,037     $ 6,786      $ 1,556                            $ 29,379
Transfer between geographical areas                    $ 2,417     $ 1,001      $ 7,822        $ (11,240)
                                                  --------------------------------------------------------------------------
Net revenues                                          $ 23,454     $ 7,787      $ 9,378        $ (11,240)          $ 29,379
                                                  ==========================================================================
Income (loss) from operations                           $ (368)      $ (79)     $ 1,315           $ (150)             $ 718
                                                  ==========================================================================


                                                                         Nine months ended March 31, 2002
                                                  --------------------------------------------------------------------------
                                                        North
                                                       America      Europe       Asia       Eliminations      Consolidated
                                                  --------------------------------------------------------------------------
Revenues                                              $ 58,072    $ 23,309      $ 7,252                            $ 88,633
Transfer between geographical areas                    $ 5,066     $ 3,699     $ 25,905        $ (34,670)
                                                  --------------------------------------------------------------------------
Net revenues                                          $ 63,138    $ 27,008     $ 33,157        $ (34,670)          $ 88,633
                                                  ==========================================================================
Income (loss) from operations                           $ (486)    $ 1,693      $ 4,797           $ (263)           $ 5,741
                                                  ==========================================================================

                                                                         Nine months ended March 31, 2001
                                                  --------------------------------------------------------------------------
                                                        North
                                                       America      Europe       Asia       Eliminations      Consolidated
                                                  --------------------------------------------------------------------------
Revenues                                              $ 57,643    $ 19,924      $ 4,692                            $ 82,259
Transfer between geographical areas                    $ 6,952     $ 3,592     $ 21,366        $ (31,910)
                                                  --------------------------------------------------------------------------
Net revenues                                          $ 64,595    $ 23,516     $ 26,058        $ (31,910)          $ 82,259
                                                  ==========================================================================
Income (loss) from operations                         $ (2,701)      $ 803      $ 2,840             $ (5)             $ 937
                                                  ==========================================================================

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies and significant estimates used in preparing our consolidated financial statements:

Revenue Recognition. The Company generally recognizes revenue upon shipment of its products. Concurrent with the shipment of the product, the Company accrues estimated warranty expenses. The Company has undertaken projects, which include the development and construction of large complex cargo inspection systems requiring installation and customization at the customer's site. Sales under such long-term contracts are recorded under the percentage of completion method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. We use this method of revenue recognition since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion.

Accounts Receivable. We perform ongoing credit evaluations of our customers and adjust credit limits based upon each customer's payment history and current credit worthiness, as determined by credit information available at that time. We continuously monitor collections and payments from our customers and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory. Inventory is stated at the lower of cost or market, cost is determined on the first-in, first-out method. We write down inventory for slow-moving and obsolete inventory based on assessments of future demands for the next 18 to 24 months, market conditions and customers who may be experiencing financial difficulties. If these factors are less favorable than those projected, additional inventory write-downs may be required.

Deferred Tax Asset Valuation Allowance. We record a valuation allowance to reduce our U.S. deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that we will not realize some portion or all of our deferred tax assets. We base our determination of the need for a valuation allowance on an on-going evaluation of current evidence including, among other things, estimates of future earnings, the backlog of customer orders and the expected timing of deferred tax asset reversals. We charge or credit adjustments to the valuation allowance to income tax expense in the period in which these determinations are made. If we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period this determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would reduce net income and would establish a valuation allowance for the deferred tax asset in the period this determination was made.

Results of Operations

Revenues. Revenues consist of sales of optoelectronic devices and value added subsystems, medical imaging systems and security and inspection products. Revenues are recorded net of all inter-company transactions. Revenues increased by 9.4% to $32.1 million for the three months ended March 31, 2002, compared to $29.4 million for the comparable prior year period. For the nine months ended March 31, 2002, revenues increased by 7.7% to $88.6 million from $82.3 million for the comparable prior year period. Revenues for the three months ended March 31, 2002 from optoelectronic devices and value added subsystems, and medical imaging systems net of intercompany eliminations decreased by $4.0 million or 24.0% to $12.7 million, compared to $16.7 million for comparable prior year period and revenues from security and inspection products increased by $6.7 million, or 53.4% to $19.4 million, compared to $12.7 million for the comparable prior year period. Revenues for the nine months ended March 31, 2002 from optoelectronic devices, value added subsystems and medical imaging systems net of intercompany eliminations decreased by $7.5 million or 16.9% to $36.7 million, compared to $44.2 million for the comparable prior year period and revenues from security and inspection products increased by $13.8 million or 36.3%, to $51.9 million, compared to $38.1 million for the comparable prior year period. The decrease in revenues from sales of optoelectronic devices, value added subsystems and medical imaging systems for the quarter and nine months ended March 31, 2002 was primarily due to a discontinued product line of portable data/video projectors systems and the exclusion of Silicon Microstructures, Inc. ("SMI") revenues and decrease in fiber optic sales. SMI was sold in March 2001. SMI's revenues, and revenues from the sale of data/video projector systems for the three and nine months ended March 31, 2001 were $1.5 million and $5.9 million, respectively, compared to $0 revenues for the three and nine months ended March 31, 2002. The increase in revenues from the sale of security and inspection was due to increased sales of X-ray screening machines in the United States and international markets in response to the attacks on the World Trade Center and Pentagon on September 11, 2001.

Gross Profit. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by 32.4% to $10.4 million for the three months ended March 31, 2002, compared to $7.8 million for the comparable prior year period. For the nine months ended March 31, 2002, gross profit increased by 15.5% to $26.3 million, compared to $22.8 million change for the comparable prior year period. As a percentage of revenues, gross profit increased in the quarter to 32.4% this year, from 26.8% last year, and for the nine months to 29.7% this year, from 27.7% last year. The increase in gross profit, for the quarter and nine months ended March 31, 2002, was due primarily to increased security and inspection products shipments, which have a higher gross margin.

Selling, General and Administrative. Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, and professional service fees and marketing expenses. For the three months ended March 31, 2002, such expenses increased by 4.5% to $5.5 million, compared to $5.3 million for the comparable prior year period. For the nine months ended March 31, 2002, such expenses decreased by 6.5% to $15.4 million, compared to $16.5 million for the comparable prior year period. As a percentage of revenues, selling, general and administrative expenses decreased in the quarter and nine months to 17.1% and 17.4% this year, from 17.9% and 20.0% last year, respectively. The increase in selling, general and administrative expenses for the quarter ended March 31, 2002 was primarily due to increased marketing expenses for the sales of security and inspection products and was offset in part by the absence of selling, general and administrative expenses of the divested SMI subsidiary. The decrease in expenses for the nine months was primarily due to the absence of selling general and administrative expenses of the divested SMI subsidiary and decreased legal and professional fees and decreased administrative expenses. Selling, general and administrative expenses of SMI for the quarter and nine months ended March 31, 2001 were $118,000 and $523,000, respectively, compared to $0 for the three and nine months periods ended March 31, 2002.

Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended March 31, 2002, such expenses decreased by 3.3% to $1.7 million, compared to $1.8 million for the comparable prior year period. For the nine months ended March 31, 2002, such expenses decreased by 2.4% to $4.9 million, compared to $5.0 million for the comparable prior year period. As a percentage of revenues, research and development expenses decreased in the three month and nine month periods to 5.3% and 5.5% this period from 6.0% and 6.1% for the comparable prior year period. The decrease in research and development expenses was primarily due to certain research and development personnel who worked directly on specific shipments and the cost of their services were charged to manufacturing overhead and the absence of research and development expenses of SMI.

Income from Operations. For the three months ended March 31, 2002, the Company had income from operations of $3.1 million compared to $718,000 for the three months ended March 31, 2001. For the nine months ended March 31, 2002, the Company had income from operations of $5.7 million compared to $937,000 for the comparable prior year period. Income from operations for the three months ended March 31, 2002, increased due to increased revenues and increased gross margin and income from operations for the nine months ended March 31, 2002 increased due to increased revenues, increased gross profits and lower selling general and administrative expenses.

Interest (Income) Expense. For the three months ended March 31, 2002, the Company earned net interest income of $180,000 compared to net interest expense of $276,000 for the three months ended March 31, 2001. For the nine months ended March 31, 2002, the Company incurred net interest expense of $51,000, compared to net interest expense of $865,000 for the nine months ended March 31, 2001. The net interest income for the quarter and decrease in net interest expense for the nine months ended March 31, 2002 was due to decreased borrowings under the Company's lines of credit and interest income on the proceeds from private placements in November and December 2001. These proceeds are invested in short-term investments with an original maturity date of less than ninety days.

Gain on Sale of Subsidiary. On March 31, 2001, the Company sold all of the outstanding stock of its wholly owned subsidiary SMI to Elmos Semiconductor AG of Germany for $6.0 million in cash resulting in a gain of $3.0 million. In addition, as a part of the agreement, $2.2 million of the accounts payable by SMI to the Company, as a result of intercompany transactions, was converted to a note receivable payable by the buyer over a period of four and a half years.

Provision for Income Taxes. Provision for income taxes increased to $933,000 for the three months ended March 31, 2002, compared to $869,000 for the three months ended March 31, 2001. For the nine months ended March 31, 2002, the Company had provision for income taxes income of $1.6 million compared to $799,000 for the nine months ended March 31, 2001. As a percentage of income before provision for income taxes and minority interest, provision for income taxes was 28.3% and 28.7% for the quarter and nine months ended March 31, 2002, compared to 25.5% and 26.3% for the quarter and nine months ended March 31, 2001, respectively. The change in the effective income tax rate was due to changes in the mix in income from U.S. and foreign operations.

Net Income. For the reasons outlined above, the Company had net income of $2.3 million and $4.0 million for the three and nine months ended March 31, 2002, compared to net income of $2.5 million and $2.4 million for the three and nine months ended March 31, 2001, respectively.

Liquidity and Capital Resources

The Company's operations provided net cash of $4.4 million during the nine months ended March 31, 2002. The amount of net cash provided by operations reflects increases in accounts payable, accrued payroll and related expenses, advances from customers and other accrued expenses and current liabilities, and was offset in part by an increase in accounts receivable, other receivables, inventory, prepaids and reduction in income taxes payable. The increase in accounts receivable is mainly due to the increased sales. The increase in inventory is due to an increased demand for security and inspection products.

Net cash used in investing activities was $1.9 million for the nine months ended March 31, 2002, compared to net cash provided by investing activities of $2.9 million for the comparable prior year period. In the nine month period ended March 31, 2002, net cash used in investing activities reflects cash used for the purchase of property and equipment and other assets and was offset in part by cash received on a note receivable. In the nine month period ended March 31, 2001, net cash provided by investing activities reflects cash received from the sale of SMI and the sale of property and equipment and was offset in part by cash used in business acquisitions and the purchase of property and equipment.

Net cash provided by financing activities was $60.2 million for the nine month period ended March 31, 2002, compared to net cash used in financing activities of $4.5 million for the comparable prior year period. In the nine month period ended March 31, 2002, net cash provided by financing activities resulted primarily from the private placements totaling $56.8 million and exercise of stock options and was offset in part by repayment of long term debt. The Company anticipates utilizing the proceeds from these private placements for working capital requirements and other general corporate purposes including acquisitions.

In March 1999, the Company announced a stock repurchase program of up to 2,000,000 shares of its common stock. Through May 13, 2002, the Company repurchased 1,404,500 shares at an average price $4.37 per share. The stock repurchase program did not have a material effect on the Company's liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

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

Foreign Currency Translation. The accounts of the Company's operations in Singapore, Malaysia, England, Norway, Denmark, Finland and Canada are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling, Norwegian kroner, Danish kroner, Finnish markka and Canadian dollars, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of accumulated other comprehensive income (loss). Net transaction losses of approximately $213,000 and $258,000 were included in the Company's results for the nine months ended March 31, 2002 and 2001, respectively.

Importance of International Markets. International markets provide the Company with significant growth opportunities. However, the following events, among others, could adversely affect the Company's financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, and political instability.

For the quarter and nine months ended March 31, 2002, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on the Company's consolidated revenues and results of operations. As a result of monetary policy in Malaysia, including the pegging of the Malaysian ringgit to the U.S. dollar, the Company believes that its foreign currency exposure in Malaysia will not be significant in the foreseeable future. The Company continues to perform ongoing credit evaluations of its customers' financial condition and, if deemed necessary, the Company requires advance payments for sales. The Company is monitoring economic and currency conditions around the world to evaluate whether there may be any significant effect on its international sales in the future. Due to its overseas investments and the necessity of dealing with local currencies in its foreign business transactions, the Company is at risk with respect to foreign currency fluctuations.

Euro Conversion. On January 1, 1999, 11 of 15 member countries of the European Union introduced a new currency, the "euro". The conversion rates between the euro and the participating nations' existing legacy currencies were fixed irrevocably as of December 31, 1998. Prior to full implementation of the new currency on January 1, 2002, there was a transition period during which parties, at their discretion, used either the legacy currencies or the euro for financial transactions. The Company is not aware of any material operational issues or costs associated with preparing internal systems for the euro. While it is not possible to accurately predict the impact the euro will have on the Company's business or on the economy in general, the euro conversion has not, and management does not anticipate that the euro conversion will have a material adverse impact on the Company's market risk with respect to foreign exchange, its results of operations, or its financial condition.

Foreign Exchange Contracts. The Company purchases forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and does not use the contracts for trading purposes. As of March 31, 2002 and June 30, 2001, notional amounts were approximately $0 and $1.5 million for outstanding foreign exchange contracts, respectively. The estimated fair value of these contracts, based on quoted market prices, approximated ($50,000) at June 30, 2001. The foreign exchange contracts are effective foreign exchange hedges and the difference in the fair value from the prior reporting period has been recorded as other comprehensive income (loss).

The Company has also entered into an forward exchange contract with a notional amount of $5.9 million to hedge foreign exchange exposure on accounts receivable and payable balances in Malaysia in the event of a possible change in monetary policy in Malaysia relating to the pegging of the Malaysian ringgit to the US dollar. Since the monetary policy has remained unchanged and the Malaysian ringgit is still pegged to the US dollar, the forward exchange contract has no fair value as of March 31, 2002. This contract expires in December 2002.

Credit Risk. The Company's financial instruments that are exposed to concentration of credit risk consist primarily of its cash, cash equivalents, available-for-sale investments, and accounts receivable. The Company restricts investments in cash equivalents and available-for-sale investments to financial institutions with high credit standing. At March 31, 2002, approximately 89% of the Company's cash equivalents were held at two financial institutions. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's worldwide customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses.

Interest Rate Risk. All highly-liquid investments with a maturity of three months or less are classified as cash equivalents and recorded in the balance sheet at fair value. Short-term investments are comprised of high quality marketable securities. The Company generally does not use derivatives to hedge its interest rate risk with the exception of interest rate swaps to convert a portion of the Company's variable-interest-rate debt to a fixed-rate liability. At March 31, 2002, the fair values of the swaps were ($144,000). The change in the fair values of the swaps from the previous reported period is recorded in other comprehensive income (loss) due to the swaps meeting the criteria of an effective cash flow hedge.

Inflation. The Company does not believe that inflation has had a material impact on its results of operations for the six months ended March 31, 2002.

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

In December 2001, the Company offered and sold 2,070,000 shares of its common stock to certain accredited, institutional investors for an aggregate of $40.4 million. As part of the sale, the Company granted warrants to the investors to purchase 517,500 shares of common stock at an exercise price of $23.47 per share. The Company paid Roth Capital Partners a placement agent fee consisting of a cash commission of $2.0 million and warrants. The warrants issued to Roth Capital represented the right to purchase 103,500 shares of common stock at an exercise price of $23.47 per share. Both the investor and Roth Capital warrants were exercisable immediately and expire in December 2008. No general forms of advertising or solicitation were used in connection with the issuance of shares and warrants. The offer and sale of the Company's common stock and warrants above was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) and Regulation D thereof.

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

Item 6.  Exhibits and Reports of Form 8-K

a.       Exhibits

         None

b.       Reports on Form 8-K

         None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 15th day of May 2002.

                                     OSI Systems, Inc.

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