Form 10-K
period 2002-06-30
OSI SYSTEMS INC
filed 2002-09-30
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002;

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .

Commission File Number 0-23125

OSI SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	33-0238801 (I.R.S. Employer Identification No.)

12525 Chadron Avenue Hawthorne, California (Address of Principal Executive Offices)	90250 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (310) 978-0516
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, No Par Value	NASDAQ

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on the NASDAQ National Market on September 24, 2002, was $185,049,704.

The number of shares of the registrant’s Common Stock outstanding as of September 24, 2002 was 12,822,270.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders (to be filed subsequently) are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

General

The Company is a vertically integrated, worldwide provider of security and inspection systems such as security x-ray scanners and metal detectors and medical devices. The Company also designs and manufactures optoelectronic devices and value-added subsystems for original equipment manufacturers (“OEMs”) for use in a broad range of applications, including security, medical diagnostics, fiber optics, telecommunications, gaming, office automation, aerospace and defense electronics, computer peripherals and industrial automation.

The Company manufactures security and inspection systems and markets them worldwide to end users under the “Rapiscan™,” “Secure” and “Metor” brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. In the medical field, the Company manufactures and sells bone densitometers, which are used to provide bone density measurements in the diagnosis of osteoporsis, or to provide an early age indication of the potential for later development of osteoporosis. The Company also manufactures and sells saturation of arterial hemoglobin (“SpO2”) monitors and sensors, including hand-held monitoring tools under the trade names Dolphin ONE™, Aristo™ and Dolphin 2000™. Dolphin model 2100 SpO2 monitors have received 510[k] approval for sale in the United States.

In fiscal 2002 revenues from the sale of security and inspection products amounted to $73.4 million, or approximately 59.1% of the Company’s revenues, while revenues from the sale of optoelectronic devices and subsystems and medical imaging and monitoring systems amounted to $50.8 million, or approximately 40.9% of the Company’s revenues. Further information concerning market segments is available in Note 14 to the Company’s financial statements, at page F-26.

Unless the context otherwise requires, the term the “Company” as used herein means OSI Systems, Inc., a California corporation, and its subsidiaries.

Industry Overview

The Company’s security products and medical imaging and monitoring systems are sold primarily to end-users, while the Company’s optoelectronic devices and subsystems are designed and manufactured primarily for sale to OEMs.

Security and Inspection Products.    A variety of products are currently used worldwide in security and inspection applications. These products include single energy x-ray equipment, dual energy x-ray equipment, metal detectors, trace detection systems that detect particulate and chemical traces of explosive materials, computed tomography (“CT”) scanners, x-ray machines employing backscatter detection technology, and cargo inspection systems using x-rays or gamma rays. The Company believes that the growth in the market for security and inspection products will continue to be driven by the increased perception of threat fueled by terrorist incidents, increased government mandates and appropriations, and the emergence of a growing market for the non-security applications of its products such as customs manifest verification and agricultural products inspection.

In the 1970s, principally in response to civilian airline hijackings, the U.S. Federal Aviation Administration (“FAA”) established security standards by setting guidelines for the screening of carry-on baggage for weapons such as guns and knives. These standards were later mandated by the United Nations for adoption by all of its member states. The Company believes that to date the imposition of these standards has resulted in the installation of over 10,000 x-ray inspection systems in airports worldwide. Additionally, the United Kingdom Department of Transport has required the United Kingdom’s commercial airports to deploy systems for 100% screening of international checked baggage since the end of 1998, and the European Civil Aviation Conference, an organization of 33 member states, has agreed to implement 100% screening of international checked baggage in the future.

In the United States, largely in response to the explosion of Pan Am Flight 103 in December 1988, Congress enacted the Aviation Security Improvement Act of 1990, which, among other initiatives, directed the FAA to establish and implement strict security measures and to deploy advanced technology for the detection of explosives. In July 1996, President Clinton formed the White House Commission on Aviation Safety and Security (the “Gore Commission”) to review airline and airport security and to oversee aviation safety. In response to the initial report released by the Gore

Commission, the United States enacted legislation that included $144 million in appropriations for the initial deployment of advanced security and inspection technology at major U.S. airports. A portion of this funding is allocated for Threat Image Projection (TIP) Ready X-ray (TRX) systems at security checkpoints throughout the nation.

The terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners has led to nation-wide shifts in air and ground transportation security, and facilities security policies, including passage of the Aviation and Transportation Security Act, and the potential integration of all U.S. domestic security-related agencies into a single umbrella department. These changes have caused an increase in security measures, which in turn has resulted in an increase in sales of the Company’s security and inspection products as compared to pre-September 11, 2001 levels.

In April 2000, the Company was awarded a contract by the Federal Aviation Administration (“FAA”) to provide x-ray screening systems at selected airports throughout the United States. Under the contract, the FAA has the right to purchase up to 800 systems, for which the purchase price would be approximately $40 million. In fiscal years 2001 and 2002, the Company filled two orders for more than 300 systems under this contract. The Company holds an additional order for more than 100 systems, some of which were shipped in fiscal 2002, and the balance will be shipped in fiscal 2003.

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

General trends toward increased international trade and international transportation of goods and people have led to an increase in demand for cargo, port and border inspection technologies. The Company currently markets cargo, port and border inspection systems through Rapiscan’s Cargo Inspection Group, including projects currently underway in Hong Kong, Romania, Malaysia and Korea.

Optoelectronic Devices and Subsystems.    Optoelectronic devices consist of both active components, such as silicon photodiodes that sense light of varying wavelengths and convert the light detected into electronic signals, and passive components, such as lenses, prisms, filters and mirrors. An optoelectronic subsystem typically consists of one or more optoelectronic devices that are combined with other electronic components for integration into an end-product. Optoelectronic devices and subsystems, and medical imaging systems are used for a wide variety of applications ranging from simple functions, such as the detection of paper in the print path of a laser printer, to complex monitoring, measurement or positioning functions, such as in industrial robotics where the subsystem is used to detect the exact position, motion or size of another object. Because optoelectronic devices and subsystems can be used in a wide variety of measurement control and monitoring applications, optoelectronics may be used in a broad array of industrial applications. Optoelectronic devices also are key components in the telecommunications and fiber optics market.

The Company believes that in recent years, advances in technology and reductions in the cost of key components of optoelectronic systems, including computer processing power and memory, have broadened the market by enabling the use of optoelectronic devices in a greater number of applications. In addition, the Company believes that there is a trend among OEMs to increasingly outsource the design and manufacture of optoelectronic subsystems to fully-integrated, independent manufacturers who may have greater specialization, broader expertise, and the ability and flexibility to respond in shorter time periods than the OEM could accomplish in-house. The Company believes that its high level of vertical integration, substantial engineering resources, expertise in the use and application of optoelectronic technology, and low-cost international manufacturing operations enable it to compete in the market for optoelectronic devices and subsystems.

Through a majority-owned subsidiary, RapiTec, Inc., the Company has penetrated the worldwide weapons simulation market through system engineering, product development, rapid prototyping, and volume manufacturing for state-of-the-art, laser-based training systems for the defense industry.

The Company has developed high-speed silicon photodiodes for use in fiber optic systems such as Gigabit Ethernet and Fiber Channel systems. These products can replace Gallium Arsenide products at about half the cost. The Company has developed a silicon-based fiber optic detector, which can achieve a 2.5 Gigabit/second data rate using 3.3 volts bias voltage. Through a wholly owned subsidiary, OSI Fibercomm, Inc., the Company has launched a new family of Indium Gallium Arsenide photodetectors for use in a variety of network applications and long-haul communications applications, together with high-speed silicon-based detectors combined with transimpedence amplifiers (“TIA”).

Medical Diagnostic and Imaging Systems.    The Company has expanded into medical diagnostic and imaging systems. The Company manufactures and distributes the DTX 200 (DEXACARE), a U.S. Food & Drug Administration (“FDA”)-approved forearm DEXA (Dual Energy X-Ray) densitometer, which is used to diagnose osteoporosis as well as to provide follow-up bone density measurements. The Company also produces the ultrasound DTU-One, the first commercially available ultrasound scanner using imaging capability for the diagnosis of osteoporosis. In September 2000, the Company received pre-market approval (“PMA”) from the FDA to sell the DTU-One in the United States. The Company also received 510(k) approval from the FDA to sell its new dual energy x-ray based technology tabletop bone densitometer, DexaCare G4.

The Company also acquired majority ownership of TFT Medical, Inc., which has been renamed “OSI Medical, Inc.” (“OSI Medical”), which is currently developing next-generation pulse oximeter instruments and probes for use in the medical field. The Company presently manufactures a number of medical devices through several of its subsidiaries, some of which are described above, and in July 2001, the Company formed a new subsidiary, Dolphin Medical, Inc., for the purpose of consolidating its various medical oximetry devices into a single subsidiary. In September 2001, the medical device business of the Company’s UDT Sensors, Inc. subsidiary was contributed to Dolphin Medical, Inc. in exchange for stock in Dolphin Medical, Inc. OSI Medical (formerly TFT Medical) was merged into Dolphin Medical in March 2002. After the merger of OSI Medical into Dolphin Medical, the Company owns approximately  93.7% share of Dolphin Medical.

Growth Strategy

The Company’s primary objectives are to be a leading provider of security and inspection products and specialized optoelectronic products, to enhance its position in the international inspection and detection marketplace and to leverage its expertise in the optoelectronic technology industry by entering into new end-product markets on a selective basis. Key elements of this strategy include:

Capitalize on the Growing Market for Security and Inspection Products.    The Company believes that the increase in awareness of terrorist and other security threats may continue to drive growth in the market for security and inspection products, not only in transportation security, but in facilities security, event security and materials inspection as well. In addition, the trend toward increased international transportation of goods and people may result in growth in the market for cargo inspection systems. Package screening by freight forwarders also represents a potential growing sector, as new regulations in Europe require such screening, and awareness of the need for such screening grows in the U.S. The Company intends to continue to expand its sales and marketing efforts both domestically and internationally, and to capitalize on opportunities to replace, service and upgrade existing security installations.

Expand Security and Inspection Business into New Markets.    The Company intends to continue to expand sales of its security and inspection products in non-traditional applications, including sales of its products in the industrial inspection market such as agricultural products inspection. In addition, through research and development and selective acquisitions, the Company may enhance and expand its current product offering to better address new applications.

Leverage its Optoelectronic Design and Manufacturing Expertise to Address New Applications.    The Company believes that one of its primary competitive strengths is its expertise in designing and manufacturing specialized optoelectronic subsystems for its own end products and for its OEM customers in a cost-effective manner. The Company currently designs and manufactures devices and subsystems for more than 200 customers serving more than 100 applications. The Company has developed this expertise in the past through internal research and development efforts and through selective acquisitions. In 1987, the Company formed Opto Sensors (Singapore) PTE Ltd. (“OSI Singapore”) to manufacture optoelectronic devices and subsystems. In 1990, the Company acquired UDT Sensors, Inc. (“UDT Sensors”) to broaden its expertise and capabilities in developing and manufacturing optoelectronic devices and subsystems. In 1993, the Company acquired Rapiscan Security Products Limited (“Rapiscan U.K.”) and, through Rapiscan Security Products (U.S.A.), Inc. (“Rapiscan U.S.A.”) (Rapiscan U.S.A. and Rapiscan U.K. are sometimes collectively referred to as “Rapiscan”), commenced its operations as a provider of security and inspection products in the United States. Thereafter, in 1993, the Company acquired Ferson Optics, Inc. (“Ferson Optics”) for its passive optic technologies. In 1994, the Company commenced operations of Opto Sensors (Malaysia) Sdn. Bhd. (“OSI Malaysia”) to take advantage of low cost manufacturing. In 1997, the Company acquired Advanced Micro Electronics AS (“AME”) for AME’s hybrid optoelectronic capabilities.

In September 1998, the Company acquired Osteometer, a Danish manufacturer of diagnostic scanners used for the early detection of symptoms of osteoporosis. Osteometer concentrates on the development of small, cost-optimized scanners making it possible for small clinics to offer their patients a cost-effective early detection of osteoporosis and is committed to the development of scientifically and clinically validated devices that result in accurate, precise, reliable and cost-effective diagnosis. Due to the global decline in the bone densitometer market, in August 1999 the Company decided to close the operations of Osteometer in Denmark, and relocate certain of these operations to the Company’s U.S. facilities. In the quarter ended September 30, 1999, the Company recorded estimated restructuring costs of $1.9 million related to the closure of the Osteometer facility in Denmark. These costs were associated primarily with the termination of certain employees, commitments and other facility closure costs. During the quarter ended March 31, 2000, the Company completed the closure of the Osteometer facility in Denmark and the relocation of the operations to the United States. The market for osteoporosis diagnostic equipment is currently weak and is expected to remain so for at least the near-term.

In November 1998, the Company purchased the security products business of Metorex International Oy (“Metorex Security”) of Espoo, Finland. The Company paid $4.7 million in cash, including professional fees associated with the acquisition. In July 1999, the Company paid 4.4 million Finnish markka (approximately $739,000), in lieu of contingent payments of up to $1.5 million, based on future sales. The acquisition of Metorex Security brought a complete security metal detection product line to the Company. Metor brand security archway metal detectors are among the most widely recognized such products in the world. These metal detectors complement the x-ray screening systems supplied by Rapiscan. Metorex Security continues to supply a large number of systems to the U.S. Government, as well as to customers around the world. The products include Metor 100 series archways, as well as Metor 200 series zonal archways. The Company’s MetorNet™ product allows monitoring and control of multi-system installations.

In November 1998, the Company acquired all the outstanding stock of Silicon Microstructures, Inc. (“SMI”), a silicon pressure-sensor manufacturer, from Exar Corporation of Fremont, California. The Company paid $2.7 million in cash, including professional fees associated with the acquisition. On March 31, 2001, the Company sold all of the outstanding stock of SMI to Elmos Semiconductor AG of Germany for $6 million in cash. In connection with this transaction, the Company’s UDT subsidiary sold certain capital equipment to SMI for $462,000 in cash. The sale also includes a three-year commitment from UDT to supply four-inch silicon foundry wafers to SMI and to dedicate limited manufacturing facilities to be used by SMI for its etching operations, a commitment which will terminate in March 2004. The total pre-tax gain on the transaction was approximately $3 million. In July 2002, SMI served a notice to UDT terminating the commitment. UDT is presently negotiating with SMI and does not anticipate any material effect upon termination of such commitment.

In December 1998, the Company acquired most of the assets and assumed certain liabilities of Corrigan Canada Ltd. (“Corrigan”), a Canadian security products manufacturer, for approximately $476,000 in cash, including professional fees associated with the acquisition.

In January 1999, the Company acquired Aristo Medical Products, Inc. (“Aristo”) for approximately $277,000 in cash, including professional fees associated with the acquisition. Aristo develops and manufactures next generation pulse oximeter probes used in the medical field.

In August 1998, the Company invested $315,000, including professional fees associated with the acquisition, in Square One, Inc. (“Square One”) for an equity share of approximately 16%, and in August 2000, the Company acquired substantially all of its assets for consideration of $259,000 in cash, including professional fees associated with the acquisition, future royalties (on which a $30,000 advance payment was made), and return of the Square One stock held by the Company. The acquired business develops and manufactures infrared-based patient monitoring medical subsystems.

During fiscal 1999, the Company invested $1.0 million, including professional fees associated with the acquisition, in OSI Medical for an equity share of approximately 40%. OSI Medical develops next generation pulse oximeter instruments and probes for use in the medical field. Pursuant to an agreement entered into as of October 4, 1999 (the “OSI Medical Agreement”) the Company acquired an additional equity interest, representing approximately 16% of the stock ownership of OSI Medical for $1.2 million, including professional fees associated with the acquisition. During Fiscal 2001, the Company acquired additional equity interest representing approximately 19% of the ownership of OSI Medical for $282,000. With these additional equity investments, the Company increased its equity share in OSI Medical to approximately 75%. On April 12, 2000, also pursuant to the OSI Medical Agreement and in connection with certain amounts loaned or to be loaned by the Company to OSI Medical thereunder, the Company also acquired five-year warrants (subject to earlier termination upon the occurrence of certain events) to acquire up to 1,110,000 additional OSI Medical shares at a purchase price of $1.35 per share. The warrants, if fully exercised, would result in the Company’s share in OSI Medical being increased to over 78%, based upon the number of shares presently outstanding. Also, pursuant to the OSI Medical Agreement, the Company has an option to acquire all of OSI Medical.

The Company presently manufactures a number of medical devices through several of its subsidiaries, some of which are described above, and has recently formed a new subsidiary, Dolphin Medical, Inc., for the purpose of consolidating its various medical devices in a single subsidiary. In September 2001, the medical device business of the Company’s UDT Sensors, Inc. subsidiary was contributed to Dolphin Medical, Inc. in exchange for stock in Dolphin Medical Inc. OSI Medical was merged into Dolphin Medical in March 2002. Outstanding warrants to purchase additional OSI Medical shares expired without being exercised. After the merger of OSI Medical into Dolphin Medical, the Company owns approximately 93.7% share of Dolphin Medical.

In July 2002, the Company acquired substantially all the assets of Thermo Centro Vision, Inc., an optoelectronic subsystems designer and manufacturer based in Ventura County, California, for an initial purchase price of $1.45 million. The acquisition was made through a newly formed, wholly owned subsidiary, Centro Vision. The Company may pay up to an additional $800,000 in cash at a later date based on future sales by Centro Vision.

In July 2002, the Company purchased from Imagis Technologies, Inc. (“Imagis”) 1,166,667 shares of its common stock (approximately 6% of its outstanding stock), 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its presently-outstanding stock) at a price of $1.50 per share, and certain ancillary rights for $1.75 million. Imagis develops facial recognition software for security applications.

In fiscal 2002, the Company entered into discussions regarding a joint acquisition by the Company and L-3 Communications Corporation (“L-3”) of certain detection and security businesses then owned by PerkinElmer, Inc. (“PerkinElmer”). The transaction as contemplated would result in the Company’s acquisition from L-3 of a certain portion of PerkinElmer’s detection and security businesses. L-3 completed the purchase of the businesses from PerkinElmer in June 2002. In September 2002, L-3 and the Company received clearance under the Hart-Scott-Rodino Pre-Merger Notification Act for L-3 to sell such businesses to the Company. The Company is currently conducting due diligence and continuing the negotiation of a definitive agreement for the purchase of the assets. There can be no assurance as to when or if the acquisition will be completed.

The Company intends to continue to build its expertise in order to address a greater number of applications. By expanding the number of potential applications its products may serve, the Company intends to increase its business with existing customers and by attracting new customers.

The Company has developed high-speed silicon photodiodes for use in fiber optic systems such as Gigabit Ethernet and Fiber Channel systems. These products can replace Gallium Arsenide products at about half the cost. The Company has developed a silicon-based fiber optic detector, which can achieve a 2.5 Gigabit/second data rate using 3.3 volts bias voltage. Through a wholly owned subsidiary, OSI Fibercomm, Inc., the Company has launched a new family of Indium

Gallium Arsenide photodetectors for use in a variety of network applications and long-haul communications applications, together with light speed silicon-based detectors combined with transimpedence amplifiers (“TIA”).

The Company believes that its strategy will enable it to take advantage of the growth certain existing markets are experiencing and to benefit from additional growth that these new and enhanced products will provide.

Capitalize on Vertical Integration.    The Company’s vertical integration provides several other advantages in both its optoelectronic devices and subsystems and security and detection product lines. These advantages include reduced manufacturing and delivery times, lower costs due to its access to competitive international labor markets and direct sourcing of raw materials, and quality control. The Company also believes that it offers significant added value to its OEM customers by providing a full range of vertically-integrated services including component design and customization, subsystem concept design and application engineering, product prototyping and development, and efficient pre-production, short-run and high volume manufacturing. The Company believes that its vertical integration differentiates it from many of its competitors and provides value to its OEM customers, who can rely on the Company to be an integrated supplier of an optoelectronic subsystem. The Company intends to continue to leverage its vertically integrated services to create greater value for its customers in the design and manufacture of its products. The Company believes that this strategy better positions the Company for penetration into other end markets.

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

Selectively Enter New End Markets.    Similar to the Company’s expansion during fiscal 1998 into optoelectronic products for medical diagnostic applications, the Company intends to selectively enter new end markets that complement its existing capabilities in designing, developing and manufacturing optoelectronic devices and subsystems. The Company believes that by manufacturing other end products, which rely on the technological capabilities of the Company, it can leverage its existing integrated design and manufacturing infrastructure to capture greater margins and build a significant presence in new end markets which present attractive competitive market dynamics. The Company intends to achieve this strategy through internal growth and through selective acquisitions of end-product manufacturers.

Products and Technology

The Company designs, develops, manufactures and sells products ranging from complex x-ray security and inspection products, medical imaging and monitoring systems and discrete devices to value-added subsystems.

Security and Inspection Equipment.    The Company manufactures and sells a range of security and inspection equipment that it markets under the “Rapiscan,” “Secure” and “Metor” brand names. Traditionally, the primary market for these products was in aviation security. In recent years, and especially after the terrorist attacks of September 2001, security and inspection products have increasingly been used at a wide range of facilities other than airports and for event security purposes as well. Moreover, the non-security use of such equipment, such as manifest verification by customs agencies at border crossings, or agricultural products inspection, has also grown. Aided by the evolving markets for security and inspection products, the Company has successfully diversified sales channels for its security and inspection products. Of the Company’s security and inspection revenues, the percentage derived from the sale of inspection products to airlines and airports was approximately 26.1% in fiscal year 2000, 28.3% in fiscal year 2001 and 24.5% in fiscal year 2002, and the balance of such revenues were derived from all other sales.

The Company’s inspection and detection products combine the use of x-ray technology with the Company’s optoelectronic capabilities. The Company’s products combine dual or multi-energy x-ray technology with computer enhanced imaging technology to facilitate the detection of materials such as explosives, narcotics, currency or other contraband. While all x-ray systems produce a two-dimensional image of the contents of the inspected material, the dual-energy x-ray systems also measure the x-ray absorption of the inspected materials’ contents at two x-ray energies to determine the atomic number, mass and other characteristics of the object’s contents. The different organic and non-organic substances in the inspected material are displayed in various colors. This information is then displayed to an operator of the inspection equipment who can identify and differentiate the objects in the inspected materials. These systems range in size from compact tabletop systems to large cargo, port and border inspection systems comprising entire buildings through which the subject trucks, shipping containers or pallets are transported.

All of the Company’s currently-marketed inspection products require an operator to monitor the images produced by the inspection equipment. Depending on the model, the Company’s products permit the operator to inspect the contents of packages at varying image modes and magnifications. The images range from the monochrome and pseudo-color images produced by single energy x-ray imaging systems, to high resolution, multi-color images in the Company’s computer enhanced dual-energy models. The Company believes that its Rapiscan 500 Series provides one of the highest quality images currently available in the x-ray security and inspection industry.

With the acquisition of Metorex Security, the Company acquired walk-through metal detection systems, which utilize pulse induced magnetic fields combined with microprocessor based electronics, which provide uniform detection of ferrous and non-ferrous metallic objects. The technologies range from dual-channel crossed magnetic fields to multi-zone coil configuration.

In the field of inspection of people, the Company’s “Secure” brand product line uses x-ray systems employing backscatter detection technology. Secure 1000 is an electronic screening system for hands-off personal scanning. The system is based on an extremely low dose of backscatter x-ray imaging to detect contraband and weapons concealed underneath clothing and hair. The system provides better screening than metal detectors as it detects very small amounts of metal as well as non-metallic items.

The Company also develops and markets security and inspection systems for cargo, port and border applications using x-ray or gamma ray technology and computer-enhanced imaging (collectively referred to as “cargo systems”). Such systems are primarily used to verify the contents of trucks or cargo containers, and to detect the presence of any contraband. Cargo systems offer significant improvements over historical methods of cargo screening, such as manual searches, as they are faster, more thorough, and do not subject the cargo to pilferage. Entire shipping containers or trucks can be screened in a matter of minutes. The Company’s cargo systems currently include fixed site systems, relocatable systems, and mobile systems.

Fixed-site systems comprise a building through which trucks or containers are transported for inspection. Fixed-site system projects installed or currently under construction include two systems at Lok Ma Chau in Hong Kong. Relocatable systems function similarly to fixed-site systems, but are housed in structures that can be relocated among pre-constructed pads, thereby enabling the deployment of the system where traffic may be heaviest at a given time, while saving the cost of building multiple systems. Relocatable systems currently under construction include two systems in South Korea for the Korean Customs Service.

Mobile systems are truck-mounted systems using x-ray or gamma-ray sources for the inspection of vehicles or cargo containers. The mobile systems can be quickly transported and redeployed as needed. Mobile systems currently being built include two units for Romania in a World Bank-funded project, and several units for the Malaysian Customs.

In order to monitor the performance of operators of the x-ray baggage screening systems that are used in the United States airports, the FAA has implemented a computer-based training and evaluation program known as the Screener Proficiency Evaluation And Reporting System (“SPEARS”). To continuously monitor the effectiveness of the screening system and its operator, simulated threat images, such as weapons, are projected into the images of actual parcels being inspected. The results of these tests are available to government agencies. In fiscal years 2001 and 2002, the Company filled two orders for over 300 systems under this contract. The Company holds an additional order for more than 100 systems, some of which were shipped in fiscal 2002, and the balance will be shipped in fiscal 2003.

The following table sets forth certain information related to the standard security and inspection products currently offered by the Company. The Company does, however, also customize its standard products to suit specific applications and customer requirements:

MODEL (Technology)	APPLICATIONS	LIKELY INSTALLATIONS
Rapiscan 519	Inspection of incoming package Mail inspection	Embassies Post offices Courthouses High profile office buildings Manufacturing companies

Rapiscan 500 Series -Standard Tunnel (single view and dual view 140 kV x-ray source, single energy and dual energy)	Airport hand carried and checked baggage Pallet inspection Customs inspections Agriculture inspection Facilities security Events security	Airports Prisons Office buildings Nuclear facilities Cruise ships Freight shippers Border crossings
Rapiscan 500 Series -Large Tunnel (single view and dual view 320-450 kV x-ray source)	Large pallet inspection Cargo, port and border inspections	Airports Freight shippers Border crossings High-profile seaport locations
Rapiscan 500 Series -Mobile Systems (x-ray van or trailer)	Mobile x-ray inspection	Conventions and special events Airports Customs inspections Border crossings
Rapiscan Series 2000 Cargo Inspection Systems	Fixed-site cargo inspection systems	Custom facilities Seaports Border crossings
Rapiscan Series 3000 Cargo Inspection System	Relocatable and mobile cargo systems	Border crossings, custom facilities, high-security facilities, seaports
Metor 100 Series	Walk-through metal detection	Airports Courthouses Government buildings Conventions and special events
Metor 200 Series	Multi-zone walk-through metal detection	Airports Prisons Nuclear facilities Government buildings Courthouses
SECURE 1000 (non-intrusive personal screening system)	High-security personnel inspection	Prisons Military facilities Border crossings Customs
Threat Image Projection (“TIP”)	Operator performance monitoring	Available for a majority of Rapiscan 500 Series Systems

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

In addition to the manufacture of standard and OEM products, the Company also specializes in designing and manufacturing customized optoelectronic subsystems for use in a wide range of products and equipment. An optoelectronic subsystem typically consists of one or more optoelectronic devices that are combined with other electronic components and packaging for use in an end product. The composition of a subsystem can range from a simple assembly of various optoelectronic devices that are incorporated into other subsystems (for example, a printed circuit board containing the Company’s optoelectronic devices) to complete end-products (for example, medical pulse oximeter probes that are manufactured and packaged by the Company on behalf of the OEM customer and then shipped directly to the customer or the customer’s distributors). Since the end of fiscal 1996, the Company has manufactured subsystems for a variety of applications, including the following: fiber optics, imaging electronics for medical CT scanners, disposable and reusable medical probes for use with medical pulse oximetry equipment, components and subsystems for laser gyroscopes used in military and commercial aviation, optoelectronic subsystems for slot machines, laser subsystems in military helicopter gun sighting equipment, positioning subassemblies for computer peripheral equipment, alignment subsystems for laser heads in optical disc drives, and detection subsystems for submarines.

The Company also manufactures high-speed silicon based photodetectors and detector-amplifier hybrids serving the fiber-optics and telecommunications market for LAN, 1.25 Gbps and 2.5 Gbps applications. In addition to silicon photodetectors, the Company manufactures indium gallium arsenide photodetectors for use in a wide variety of storage, local, metropolitan and wide area networks (LAN, MAN, WAN) and in long haul telecommunications.

Through majority-owned subsidiary Dolphin Medical, Inc., the Company has also expanded into the field of manufacturing and selling digital medical monitoring systems. In this field, the Company offers families of pulse oximetry sensors to end users based on analog and digital signal processing technology.

The Company has also moved into the field of manufacturing and selling the DTX 200 (DEXACARE) a U.S. Food & Drug Administration (“FDA”) approved forearm DEXA (Dual Energy X-Ray) densitometer, which is used in the diagnosis of osteoporosis as well as to provide detection of early-age indications of the potential for later development of osteoporosis, and follow-up bone density measurements. The Company also produces the ultrasound DTU-One, the first commercially available scanner using imaging capability for the diagnosis of osteoporosis. In September 2000, the Company received pre-market approval (“PMA”) from the FDA to sell the DTU-One in the United States. The Company also received 510(K) approval from the FDA to sell its new dual energy x-ray based technology tabletop bone densitometer, the DexaCareG4.

Markets, Customers and Applications

Security and Inspection Products.    Since entering the security and inspection products market in 1993, the Company has shipped approximately 7,000 systems to approximately 50 countries. The following is a list of certain customers and/or installations that have purchased the Company’s security and inspection products since January 1993:

OVERSEAS	DOMESTIC
Domodedova Airport, Moscow, Russia	Major U.S. Airlines
Gatwick Airport, U.K.	Bush Intercontinental Airport
Heathrow Airport, U.K.	Federal Courthouses
TNT Freight, U.K.	Federal Reserve Bank
Japanese Embassies, worldwide	JFK International Airport
TNT Freight, U.K.	Federal Reserve Bank

OVERSEAS	DOMESTIC
Malaysian Airport Board, Malaysia	Los Angeles County Courthouse
HAJ Terminal, Saudi Arabia	Los Angeles International Airport
Dubai Airport, U.A.E.	Miami Airport
United Kingdom Prison System, U.K.	Orlando Airport
INFRAERO, airports, Brazil	Ronald Reagan National Airport
Chek Lap Kok International Airport, Hong Kong	U.S. Government
Pudong Shanghai International Airport, P.R. China	California Department of Corrections
Kremlin, Russia	U.S. Department of Corrections
New Zealand Customs, New Zealand	Transportation Security Agency (TSA)
Vatican	2002 Salt Lake City Olympics
2000 Summer Olympics, Sydney, Australia	U.S. Marshal’s Services
Narita Airport, Tokyo	Federal Aviation Authority (FAA)

The market for most security and inspection products developed in response to civilian airline hijackings. Consequently, a significant portion of the Company’s security and inspection products were sold and continue to be sold for use at airports. Recently, however, the Company’s security and inspection products have been used for security purposes at locations in addition to airports, such as courthouses, office buildings, mail rooms, schools, prisons and high-profile locations such as Buckingham Palace, the Kremlin and the Vatican. In addition, the Company’s security and inspection products are increasingly being used for non-security purposes, such as for cargo inspection to detect narcotics and contraband and to verify manifests, prevention of pilferage at semiconductor manufacturing facilities, quality assurance for agricultural products, and the detection of gold and currency, and other customs inspection applications. The terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners likely will continue to cause increasing levels of airport security measures, which have resulted in an increase in sales of the Company’s security and inspection products.

In September 1998, the Company entered into an agreement with the Federal Aviation Administration for advanced contraband detection systems with TIP features. The systems began to ship to Category X airports (designated due to their high security priority) in the United States during fiscal 1999. Systems were shipped during fiscal 2000, 2001 and 2002, and will continue to be shipped during fiscal 2003. In addition, the FAA ordered Rapiscan training computers to assist in the instruction of advanced detection technologies to security personnel.

In January 1999, the Company entered into an agreement with the People’s Republic of China to upgrade and provide technical support for the Vehicle Cargo X-ray System (“VCXS”) operated by the Chinese customs authority at Shenzhen, near Hong Kong. The VCXS system allows a fast, detailed inspection of fully loaded trucks and 20-foot and 40-foot containers in lieu of a full manual search.

In March 1999, the Company was awarded a contract by BAA plc, the operator of 11 airports around the world, including London’s Heathrow Airport, the busiest international airport in the world. Rapiscan U.K. has supplied, installed and will continue to maintain approximately 150 x-ray systems used in screening cabin baggage for explosives, weapons and other contraband in the U.K. and Scotland. These systems feature advanced detection software, including TIP. The agreement also provides for Rapiscan U.K. to provide maintenance and support services on the installed systems for five years.

In April 2000, the Company was awarded a contract by the Federal Aviation Administration (“FAA”) to provide x-ray screening systems at selected airports throughout the United States. Under the contract, the FAA has the right to purchase up to 800 systems, for which the purchase price would be approximately $40 million. In fiscal years 2001 and 2002, the Company filled two orders for more than 300 systems under this contract. The Company holds an additional order for more than 100 systems, some of which were shipped in fiscal 2002 and the balance will be shipped in fiscal 2003.

In June 2000, the Company was awarded a contract to supply two Rapiscan 2000 Series Large Cargo X-ray Systems to the government of Hong Kong. The aggregate price of these systems as of June 30, 2002 was approximately $9.7 million, an increase of $700,000 over the original project price, due to optional system upgrades. Through June 30, 2002, the Company has recognized $5.5 million of revenues from this project, based on progress to that date.

In December 2001, the Company was awarded a contract, as joint bidder with a Korea-based firm, to supply the Korean Customs Service with three relocatable cargo scanning facilities, for which the Company is expected to receive approximately $8.1 million upon completion.

In June 2002, the Company was awarded a $3.9 million contract by the Romanian Government in a World Bank funded project to supply mobile cargo inspection systems.

The Company has received orders from Invision Technologies, Inc. to manufacture pre-scanners and related electronics for Invision’s CTX products. In fiscal 2002, these orders amounted to approximately $16 million.

In October 2001, the Company was awarded a $9.1 million contract from the government of Malaysia to supply mobile cargo inspection systems for its customs service.

Optoelectronic Devices and Subsystems.    The Company’s optoelectronic devices and subsystems are used in a broad range of products by a variety of customers. The following table illustrates, for the year ended June 30, 2002: (i) the major product categories for which the Company provided optoelectronic products, and (ii) certain representative customers in each such category. The Company expects that the list of product categories, the amount of business derived from each such product category, and the composition of its major customers will vary from period to period.

PRODUCT CATEGORY	REPRESENTATIVE MAJOR CUSTOMERS
Computed Tomography and X-Ray Imaging	Marconi Medical Systems Siemans Medical
InVision Technologies

Aerospace and Avionics	Cubic Defense Systems
TRW
Honeywell Avionics
Northrop Grumman/Litton

Medical Monitoring	Datascope
BCI Invivo Research

Analytical, Medical Diagnostics and Particle Analyzers	Johnson & Johnson Coulter Corporation

Office Automation and Computer Peripherals	Xerox
Eastman Kodak

Construction and Industrial Automation	Spectra Physics Dr. Johannes Heidenhain
Baumer Electric

PRODUCT CATEGORY	REPRESENTATIVE MAJOR CUSTOMERS
Military/Defense and Weapons Simulations	Lockheed Martin
Raytheon
Norsk Forsvarstekmol
Bar Code Scanners	Symbol Technologies Mettrologic Instruments
Gaming Industry	Bally Gaming
Fiber Optics/Telecommunications	JDS Uniphase Nortel

In August 2000, the Company formed OSI Fibercomm, Inc., a wholly owned subsidiary, to advance the Company’s fiber optic business. Fibercomm has undertaken the sales and marketing of the Company’s Indium Gallium Arsenide and silicon photodetectors and other fiber optic products developed by the Company’s subsidiary UDT Sensors, Inc.

In fiscal 2001, the Company received orders totaling $13.4 million for components for the Multiple Integrated Laser Engagement Systems (“MILES”), a weapons simulation system used for training purposes on the U.S. Army’s Apache Helicopter.

Marketing, Sales and Service

The Company markets and sells its security and inspection products worldwide through a direct sales and marketing staff of approximately 45 employees located in the United States, Finland, Canada, the United Kingdom, Singapore, and Malaysia in addition to network of independent sales representatives. The Company markets and sells its optoelectronic devices and subsystems, and medical imaging and monitoring systems, worldwide through both a direct sales and marketing staff of approximately 30 employees and indirectly through a network of approximately 55 independent sales representatives and distributors. Most of the in-house sales staff is based in the United States while most of the independent sales representatives and distributors are located abroad.

The Company’s optoelectronic products and medical imaging and monitoring systems sales staff, located in the United States, Singapore, Malaysia and Norway, is supported by an applications engineering group whose members are available to provide technical support. This support includes designing applications, providing custom tooling and process integration, defining solutions for customers and developing products that meet customer defined specifications. The security and inspection and medical imaging products sales staff is supported by a service organization of approximately 55 persons located primarily in the United States, the United Kingdom, Finland and Malaysia. The Company also supports these sales and customer relations efforts by providing operator training, computerized training and testing equipment, in-country service, software upgrades, service training for customer technicians and a newsletter on security issues.

The Company considers its maintenance service operations to be an important element of its business. After the expiration of the standard product warranty period, the Company is sometimes engaged by its customers to provide maintenance services for its security and inspection products through annual maintenance contracts. The Company believes that its international maintenance service capabilities allow it to be competitive in selling its security and inspection products. Furthermore, the Company believes that as its installed base of security and inspection products increases, revenues generated from such annual maintenance service contracts and from the sale of replacement parts will increase.

Research and Development

The Company’s security and inspection products are designed at the Company’s facilities in Hawthorne and Walnut, California; Crawley, England; Espoo, Finland; and Johar Bahru, Malaysia. These products include mechanical, electrical, electronic, digital electronic and software subsystems, which are all designed by the Company. In addition to product design, the Company provides system integration services to integrate its products into turnkey systems at the customer site. The Company supports cooperative research projects with government agencies and, on occasion, provides contract research for its customers and government agencies.

The Company’s components and optoelectronic subsystems are designed and engineered at the Company’s facilities in Hawthorne, California, and Horten, Norway. The subsystems that the Company manufactures are engineered by the Company to solve specific application needs of its OEM customers. The Company’s customers typically request that the Company design custom optoelectronic solutions for their specific needs when standard components or subsystems are not available from other manufacturers of optoelectronic devices. After an end-product has been conceptualized by the OEM, the Company normally will involve its engineers to design the application, establish the mechanical specifications for the application, create the appropriate subsystem architecture for the application, and design the development, production and assembly process for the manufacture of the ultimate subsystem. However, because the Company has the engineering, tooling and manufacturing capabilities to design and manufacture entire subsystems, and not just a specific component, the Company typically also designs, manufactures and assembles the entire subsystem for the customer. Because the Company’s engineers are able to provide additional value and services to its customers through the entire production process from concept to completion, the Company considers its engineering personnel to be an important extension of its core sales and marketing effort.

In addition to close collaboration with the Company’s customers in the design and development of optoelectronics-based products, the Company maintains an active program for the development and introduction of new products and enhancements and improvements to its existing products, including the implementation of new applications of its technology. The Company seeks to further develop its research and development program and considers such a program to be an important element of its business and operations. As of June 30, 2002, in addition to the engineers that the Company employed in manufacturing, process design and applications development, the Company engaged approximately 90 full-time engineers, technicians and support staff in research and development. During fiscal 2000, 2001 and 2002, the Company’s research and development expenses were approximately $7.7 million, $6.7 million and $6.4 million, respectively. The decrease was primarily due to certain research and development personnel working on specific shipments and the cost of their services was charged to manufacturing overhead and was also offset in part by increased research and development spending on security and inspection products. In order to fulfill its strategy of increasing its security and inspection product lines and of enhancing the capabilities of its existing products, the Company intends to continue to increase its research and development efforts in the future.

Manufacturing and Materials Management

The Company currently has manufacturing facilities in the United Kingdom, Singapore, Malaysia, Finland, Canada and Norway, in addition to its domestic manufacturing facilities in Hawthorne and Walnut, California and Ocean Springs, Mississippi. The Company’s principal manufacturing facility is in Hawthorne, California. However, most of the Company’s high volume, labor intensive manufacturing and assembly is generally performed at its facility in Malaysia. Since most of the Company’s customers currently are located in Europe and the United States, the Company’s ability to assemble its products in these markets and provide follow-on service from offices located in these regions is an important component of the Company’s global strategy.

The Company seeks to focus its subsystem manufacturing resources on its core competencies that enable it to provide value-added enhancements and distinctive value. The Company believes that its manufacturing organization has expertise in optoelectronic, electrical and mechanical manufacturing and assembly of products for commercial applications and for high reliability applications. High reliability devices and subsystems are those which are designed, manufactured, screened and qualified to function under exceptionally severe levels of environmental stress. The manufacturing techniques include silicon wafer processing and fabrication, manufacture and assembly of photodiodes, surface mounting (SMT) and manual thru-hole assembly, thick-film ceramic processing, wire bonding, molding, assembly of components, testing, and packaging. The Company also has the ability to manufacture plastic parts and certain other parts that are either not available from third party suppliers or that can be more efficiently or cost-effectively manufactured in-house. The Company outsources certain manufacturing operations including its sheet metal fabrication. The manufacturing process for components and subsystems consists of manual tasks performed by skilled and semi-skilled workers as well as automated tasks. The number of subsystems that the Company manufacturers depend on the customers’ needs and may range from a few subsystems (such as an optoelectronic sun sensor for use in a satellite) to many thousands (sensors used in laser printers and bar code readers).

The principal raw materials and subcomponents used in producing the Company’s optoelectronic devices and subsystems consist of silicon wafers, ceramics, electronic subcomponents, light emitting diodes, phototransistors, printed circuit boards, headers and caps, housings, cables, filters and packaging materials. For cost, quality control and efficiency reasons, the Company generally purchases raw materials and subcomponents only from single vendors with whom the Company has ongoing relationships. The Company does, however, qualify second sources for most of its raw materials and subcomponents, or has identified alternate sources of supply. The Company purchases the materials pursuant to purchase orders placed from time to time in the ordinary course of business. The silicon-based optoelectronic devices manufactured by the Company are critical components in most of its subsystems. Since 1987, the Company has purchased substantially all of the silicon wafers it uses to manufacture its optoelectronic devices from Wacker Siltronic Corp. Although to date the Company has not experienced any significant shortages or material delays in obtaining any of its raw materials or subcomponents, there can be no assurance that the Company will not face such shortages or delays in one or more of these materials in the future.

Substantially all of the optoelectronic devices, subsystems, circuit boards and x-ray generators used in the Company’s inspection and detection systems are manufactured in-house. The metal shells of the x-ray inspection systems, and certain standard mechanical parts are purchased from various third-party unaffiliated providers.

Patents and Trademarks

In June 1999, as part of the settlement of an arbitration, the Company entered into a fully paid-up, nonexclusive patent license agreement with PerkinElmer, Inc., formerly known as EG&G, Inc. (“EG&G”) for U.S. Patent No. 4,366,382. The patent expired in September 2000. Subsequent to the end of the patent term, the Company has been free to use the technology without patent or license restriction. Under the license, for which the Company paid $450,000, the Company was permitted to make, use and sell or otherwise dispose of security and inspection products that use an x-ray line scan system for baggage inspection purposes covered by EG&G’s patent.

In December 1998, as part of the settlement of certain litigation, the Company and Lunar Corporation (“Lunar”) made payments to each other, which resulted in a net payment to the Company of $400,000. As part of the settlement, the parties entered into a license agreement pursuant to which the Company, Rapiscan and UDT were granted a fully paid up worldwide, nonexclusive license under U.S. Patent Nos. 4,626,688 (the “688 patent”) and 5,138,167 (the “167 patent”) in the non-medical field. The Company paid Lunar $1.5 million for this fully paid up license.

Prior to the Company’s acquisition of Osteometer in September 1998, Osteometer had also been involved in litigation with Lunar regarding the 688 and 167 patents. In December 1998, the parties to this litigation entered into a settlement agreement. As a part of the settlement, the parties entered into a license agreement pursuant to which Osteometer was granted a worldwide, nonexclusive license under the 688 and 167 patents for certain bone densitometers. Osteometer made an initial royalty payment of $250,000 with respect to products manufactured prior to entering into this license agreement and the Company will make royalty payments on future sales of the licensed products. The license expires in December 2003 or the last to expire of the licensed patents, whichever is later.

Rapiscan owns U.S. Patent No. 5,181,234 covering personnel screening systems and manufactures the Secure 1000 in accordance to the patent. This patent was issued in 1993 and expires in 2010. In July 2000, Rapiscan was awarded U.S. Patent No. 6,094,472 for an X-ray Backscatter Imaging System relating to improvement of the SECURETM product line. This patent expires in 2018.

Rapiscan Security Products utilize the trademarks Rapiscan® and SECURE 1000®, among others.

UDT has been issued U.S. Patent No. 6,385,821, Apparatus for Securing an Oximeter Probe to a Patient. UDT has a patent application pending for high-speed (greater than 1.0Gbps) silicon photodiode for fiber optics market; it is unknown at this time if this patent will be issued.

Metorex Security’s “Metor” trademark is registered in 25 countries, including the United States, the European Union countries and Japan. Metorex Security has also registered the trademark “Metorscan” in the United States and the European Union countries. Metorex Security utilizes four patents registered in the United States (U.S. Patent Nos. 4,605,898; 5,121,105; 5,047,718; 4,894,619) and other countries, including the European Union countries. These patents were issued between 1986 and 1995, with expirations between 2002 and 2008. The patents cover various improvements in metal detection systems.

Osteometer owns U.S. Patent No. 6,058,157, expiring 2018, for new region of interest for monitoring medical treatment for osteoporosis, U.S. Patent No. 6,086,538, expiring 2018, for placement of the region of interest based on an anatomical feature in the calcaneus for ultrasound technology, and U.S. Patent No. 6,405,068 received in June 2002, expiring June 2019, for diagnostic Imaging in Relation to Arthritic Conditions.

The following are additional patents held by the Company through its subsidiaries.

Patents subject to an exclusive license from the University of South Florida:

5,575,284	Portable Pulse Oximeter
5,830,137	Green Light Pulse Oximeter
6,011,985	Medical Diagnostic Instrument using Light to Frequency Converter

Patents acquired in the medical field:

D384, 412	Rectal Probe
D387, 862	Anatomical Probe Attachment
5,217,012	Non-Invasive Oximeter Probe
5,368,025	Non-Invasive Oximeter Probe
5,417,207	Apparatus for the Invasive use of Oximeter Probes
5,715,816	Oximeter Probe and Methods for the Invasive Use Thereof
5,081,998	Optically Stabilized Infrared Energy Detector
5,095,913	Shutterless Optically Stabilized Capnograph
5,247,185	Regulated Infrared Source
D342, 135	Airway Adapter
5,281,817	Method of Selecting an Optical Filter for a Shutterless Optically Stabilized Capnograph.
5,282,473	Sidestream Infrared Gas Analyzer Requiring Small Sample Volumes
5,296,706	Shutterless mainstream discriminating anesthetic agent analyzer
5,932,877	High performance side stream infrared gas analyzer
6,091,504	Method and apparatus for measuring gas concentration using a semiconductor laser
6,095,986	Disposable anti-fog airway adapter

The Company believes that the above patents and trademarks are important to the Company’s business. The loss of some of these patents or trademarks might have a negative impact; however, the Company operates in a competitive environment with a known customer base and relies mainly on providing value for money with quality products and services to ensure continuing business.

Environmental Regulations

The Company is subject to various federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling, and disposal of certain hazardous substances and wastes used or generated in the manufacturing and assembly of the Company’s products. Under such laws, the Company may become liable for the costs of removal or remediation of certain hazardous substances that have been or are being released on or in its facilities or that have been or are being disposed of off site as waste. Such laws may impose liability without regard to whether the Company knew of, or caused, the release of such hazardous substances. In the past, the Company has conducted a Phase I environmental assessment report for each of the properties in the United States at which it manufactures products. The purpose of each such report was to identify, as of the date of that report, potential sources of contamination of the property. In certain cases, the Company has received a Phase II environmental assessment report consisting of further soil testing and other investigations deemed appropriate by an independent environmental consultant. The Company believes that it is currently in compliance with all material environmental regulations in connection with its manufacturing operations, and that it has obtained all material environmental permits necessary to conduct its business. The amount of hazardous substances and wastes produced and generated by the Company may increase in the future depending on changes in the Company’s operations. Any failure by the Company to comply with present or future regulations could subject the Company to the imposition of substantial fines, suspension of production, alteration of manufacturing process or cessation of operations, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company discovered soil and groundwater contamination at its Hawthorne, California facility. It has filed the requisite reports concerning this problem with the appropriate environmental authorities in fiscal 2001. The Company has not yet received any response to such reports, and no agency action or litigation is presently pending or threatened. The Company also has notified the prior owners of the Company property and the present owners and tenants of adjacent properties concerning the problem and has requested from such parties agreements to toll of the statute of limitations with respect to actions against such parties with respect to the contamination in order that it may focus its attention on resolution of the contamination problem. The Company site has been used previously for semiconductor manufacturing similar to that presently conducted on the site by the Company, and it is not presently known who is responsible for the contamination and the remediation. The groundwater contamination is a known regional problem, not limited to the Company premises or its immediate surroundings.

Competition

The markets in which the Company operates are highly competitive and characterized by evolving customer needs and rapid technological change. The Company competes with a number of other manufacturers, some of which have significantly greater financial, technical and marketing resources than the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, adapt more quickly to changes in customer requirements, have stronger customer relationships, have greater name recognition, and devote greater resources to the development, promotion and sale of their products than does the Company. There can be no assurance that the Company will be able to compete successfully against any current or future competitors in either the optoelectronic devices and subsystems and medical imaging and monitoring systems or the security and inspection markets or that future competitive pressures will not materially and adversely affect its business, financial conditions and results of operations.

In the security and inspection market, competition is based primarily on such factors as product performance, functionality and quality, the over-all cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence, and breadth of sales and service organization. The Company believes that its principal competitors in the market for security and inspection products are the Detection Systems division of L-3 Communications Corporation, Heimann Systems GmbH, American Science and Engineering, Inc., SAIC, Control Screening L.L.C., CEIA, SpA, Garrett Electronics, Inc. Competition could result in price reductions, reduced margins, and loss of market share by the Company. In the airline and airport security and inspection market, particularly in the upgrade and replacement market, the Company also competes for potential customers based on existing relationships between its competitors and the customers. Certain of the Company’s competitors have been manufacturing inspection systems since the 1980s and have established strong relationships with airlines and airport authorities. The Company believes that the image quality and resolution of certain of its security and inspection products is superior to the image quality offered by most of its competitors’ x-ray based inspection products. Additionally, the Company’s true multi-zone metal detection technology provides the ability to detect small metallic objects and offer higher levels of discrimination in weapons-screening applications. Although the Company also has established relationships with a number of airport and airline customers, no assurance can be given that the Company will be able to successfully compete in the future with existing competitors or with new entrants.

In the optoelectronic devices and subsystems market, competition for optoelectronic devices and subsystems is based primarily on such factors as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support, and on the ability to provide fully integrated services from application development and design through volume subsystem production. The Company believes that its major competitors in the optoelectronic device and subsystem market are PerkinElmer, Inc.’s Electro-Optics division, Hamamatsu Corporation, and Honeywell Optoelectronics, a division of Honeywell, Inc. Because the Company specializes in custom subsystems requiring a high degree of engineering expertise, the Company believes that it generally does not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components. Competition for the Company’s medical imaging products comes principally from Lunar Corporation, Hologic, Inc. and Norland Medical Systems, Inc.

As the fiber optics market is fairly atomized, the Company has many competitors in the market, both domestic and foreign.

Backlog

The Company measures its backlog as orders for which purchase orders or contracts have been signed, but which have not yet been shipped and for which revenues have not yet been recognized. The Company typically ships its optoelectronic devices and subsystems, and medical imaging and monitoring systems as well as its security and inspection products within one to several months after receiving an order. However, such shipments may be delayed for a variety of reasons including any special design or engineering requirements of the customer. In addition, large orders (more than ten machines) of security and inspection products typically require more lead-time.

Large cargo scanning machines may require several months to several years lead-time. The only significant shipping delays the Company has experienced are with large cargo scanners. Such delays can occur for any of the following reasons, among others: (i) additional time necessary to conduct large cargo system inspections at the factory before shipment; (ii) the customer’s needs to engage in timely special site preparation to accommodate such a scanner, as to which the Company has no control or responsibility; (iii) additional fine tuning of such scanners once they are installed; (iv) design or specification changes by the customer; and (v) delays originating from other contractors on the project.

At June 30, 2002, the Company’s backlog products totaled approximately $89.6 million, compared to approximately $53.2 million at June 30, 2001 and approximately $54.3 million at June 30, 2000. The backlog at June 30, 2000 included a backlog of SMI of approximately $4.5 million, whereas the June 30, 2001 and 2002 backlogs do not include any SMI backlog because the Company has sold SMI. The backlog as of June 30, 2002 and 2001 includes approximately $5.0 million and $6.0 million respectively of OSI Fibercomm backlog, delivery of most of which is presently on hold and being rescheduled with customers, and the Company does not presently know when it may be shipped. Most of the Company’s backlog as of June 30, 2002, is expected to be shipped during the fiscal year ending June 30, 2003. Sales orders underlying the Company’s backlog are firm orders. Any failure of the Company to meet an agreed upon schedule could lead to the cancellation of the related order. Moreover from time to time the Company may agree to permit the cancellation of an order on a negotiated basis. Variations in the size of the order, the product mix, and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any future period and cannot be considered a meaningful indicator of the Company’s performance on an annual or quarterly basis.

Employees

As of June 30, 2002, the Company employed approximately 930 people, of whom 625 were employed in manufacturing, 90 were employed in research and development, 85 were employed in finance and administration, 75 were employed in sales and marketing, and 55 were employed in its service organization. Of the total employees, approximately 475 were employed in the United States and Canada, 155 were employed in Europe, and 300 were employed in Asia. 14 employees of AME and 11 Metorex Security employees in Finland are union members and have collective bargaining rights; none of the Company’s other employees are unionized. There has never been a work stoppage or strike at the Company, and management believes that its relations with its employees are good.

ITEM 2.    PROPERTIES

The Company owns three buildings (approximately 88,000 square feet), which comprise its principal facility in Hawthorne, California. This facility is used for manufacturing, engineering, sales and marketing.

As of June 30, 2002, the Company leased all of its other facilities, as reflected in the following table:

Location	Description of Facility	Approximate Square Footage	Lease Expiration
Hawthorne, California	Manufacturing, engineering, sales and marketing and service	41,600	2006
Walnut, California	Manufacturing, engineering, sales and marketing	6,350	2003
Ocean Springs, Mississippi	Manufacturing, engineering and sales and marketing	41,800	Month-to-Month
Princeton, New Jersey	Service and sales and marketing	2,900	2002
Georgetown, Canada	Manufacturing, engineering, sales and marketing and service	2,200	Month-to-month
Johor Bahru, Malaysia	Manufacturing, sales and service	99,000	2003
Singapore, Republic of Singapore	Manufacturing, sales and materials procurement	3,000	2003
Crawley, United Kingdom	Manufacturing, engineering, sales and marketing	18,700	2011
Hayes, United Kingdom	Service	5,200	2003
Horten, Norway	Manufacturing, engineering, sales and marketing	19,800	2008
Espoo, Finland	Manufacturing, engineering, sales and marketing	18,500	2006

The lease of the 2,900 square foot facility at Princeton, New Jersey expires in December 2002. The Company is presently negotiating the renewal of the lease and expects it will be renewed on similar terms.

The Company believes that its facilities are in good condition and are adequate to support its operations for the foreseeable future. The Company currently anticipates that it will be able to renew the leases that are scheduled to expire in the next few years on terms that are substantially the same as those currently in effect. However, even if the Company were not able to renew one or more of the leases, the Company believes that suitable substitute space is available to relocate any of the facilities. Accordingly, the Company does not believe that its failure to renew any of the leases that are scheduled to expire in the next few years will have a material adverse effect on the Company’s operations.

ITEM 3.    LEGAL PROCEEDINGS.

In March 2000, certain individuals filed a class action suit naming Rapiscan Security Products, a subsidiary of the Company, and others as defendants. The named plaintiffs are the wives of men incarcerated in California prisons. The plaintiffs allege that while attempting to visit their husbands in prison, as a condition to such visits, prison personnel have subjected them, and other members of the putative class, to scans by the Company’s Secure 1000, strip searches, and body cavity searches, all of which plaintiffs allege to have been illegal searches and have caused them emotional injuries. The other defendants in the action include the State of California, the California Department of Corrections, its Director and other Department of Corrections personnel. The complaint, which has been amended three times since it was filed, in essence asserts that these types of searches are illegal and intrusive and have caused emotional injury to the plaintiffs. In addition to alleging the Company is somehow responsible for illegal searches conducted by prison personnel, with respect to Rapiscan Security Products, the complaint alleges that the Company was negligent because it knew or should have known that the Secure 1000 would be used by prison personnel to conduct illegal searches of prison visitors, that the Secure 1000 is defective in design and manufacture because of alleged inconsistent and false-positive results, that the Company has failed to properly train the prison personnel using the Secure 1000 as to how to interpret the scans, and that the Company has failed to warn subjects that they might be subjected to illegal searches using the Secure 1000 and that the scans are more intrusive than frisk searches. Plaintiffs have prayed for general, special and punitive damages in unspecified amounts and declaratory relief against illegal searches. We believe that these claims against the Company have no merit and we intend to vigorously defend this suit. However, due to the inherent uncertainties of all litigation, we can make no prediction about the outcome of this litigation.

The Company is also involved in routine litigation from time to time in the course of conducting its business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Stock Market and Other Information

The Company’s common stock has been traded on the NASDAQ National Market under the symbol “OSIS”

The following table sets forth the high and low sale prices of a share of the Company’s Common Stock as reported by the NASDAQ National Market on a quarterly basis for the Company’s fiscal years ended June 30, 2001 and June 30, 2002. The prices shown reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2001:	High	Low
Quarter ended September 30, 2000	$14.56	$7.13
Quarter ended December 31, 2000	$10.38	$4.06
Quarter ended March 31, 2001	$6.06	$3.19
Quarter ended June 30, 2001	$4.40	$2.78
2002:	High	Low
Quarter ended September 30, 2001	$8.56	$3.14
Quarter ended December 31, 2001	$21.90	$7.42
Quarter ended March 31, 2002	$27.14	$16.90
Quarter ended June 30, 2002	$25.14	$18.34

As of September 24, 2002 there were approximately 96 holders of record of the Company’s Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

Dividend Policy

The Company has not paid any cash dividends since the consummation of its initial public offering in 1997 and anticipates that it will retain any available funds for use in the operation of its business, and does not currently intend to pay any cash dividends in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors. The payment of cash dividends by the Company is restricted by certain of the Company’s current bank credit facilities, and future borrowing may contain similar restrictions.

Equity Compensation Plans

The following table provides information concerning the Company’s equity participation plans as of June 30, 2002.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity participation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,146,612	$9.82	399,499
Equity participation plans not approved by security holders	705,847	22.45	N/A

Total	1,852,659	$14.63	N/A

Transfer Agent and Registrar

U.S. Stock Transfer Corp. of Glendale, California, serves as transfer agent and registrar of the Company’s Common Stock.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company as of and for each of the five fiscal years ended June 30, 2002 and is derived from the Consolidated Financial Statements of the Company. The consolidated financial statements as of June 30, 2001 and June 30, 2002, and for each of the years in the three-year period ended June 30, 2002, and the auditor’s report thereon, are included elsewhere herein. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Report.

	Year Ended June 30,
	1998	1999	2000	2001	2002
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues	$93,918	$101,763	$110,938	$111,099	$124,230
Cost of goods sold	66,952	72,633	80,598	80,851	85,908

Gross profit	26,966	29,130	30,340	30,248	38,322
Operating expenses:
Selling, general and administrative	12,670	17,728	19,828	21,572	21,647
Research and development	3,790	5,711	7,712	6,671	6,434
Goodwill amortization	106	595	529	488	402
Asset impairment charge (1)	—	3,985	—	—	—
In process research and development (2)	—	2,579	—	—	—
Restructuring costs (3)	—	458	1,898	—	—

Total operating expenses	16,566	31,056	29,967	28,731	28,483

Income (loss) from operations	10,400	(1,926)	373	1,517	9,839
Gain on sale of subsidiary (4)	—	—	—	2.967	—
Gain on sale of investment (5)	—	—	—	1,119	—
Gain on sale of marketable securities (6)	—	—	309	—	—
Other income	—	—	126	—	—

	Year Ended June 30,
	1998	1999	2000	2001	2002
Interest (expense) income, net	600	102	(721)	(995)	161

Income (loss) before income taxes and minority Interest	11,000	(1,824)	87	4,608	10,000
Provision (benefit) for income taxes	2,752	(2,565)	(151)	1,250	3,000

Income before minority interest	8,248	741	238	3,358	7,000
Minority interest	—	—	389	146	(79)

Net income	$8,248	$741	$627	$3,504	$6,921

Net income available to common shareholders	$8,248	$741	$627	$3,504	$6,921

Earnings per common share—assuming dilution	$0.92	$0.08	$0.07	$0.38	$0.60

Weighted average shares outstanding	8,955,919	9,828,971	9,409,407	9,115,673	11,478,371

Consolidated Balance Sheet Data:
Cash and cash equivalents (7)	$22,447	$7,241	$10,892	$4,467	$67,604
Working capital	52,417	41,468	45,899	46,314	115,631
Total assets	86,822	93,371	103,023	92,396	175,358
Long term debt	412	117	7,698	7,003	4,463
Total debt	1,243	9,087	16,418	9,628	7,088
Total shareholders’ equity	$65,915	$65,782	$64,207	$62,481	$135,734

(1)
Represents a charge resulting from the closure of the operations of Osteometer in Denmark. The charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $3,985,000, $1,256,000 and $1,256,000 respectively.

(2)
Represents a charge resulting from acquired in process research and development of Osteometer, Metorex Security and SMI. The charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $2,579,000, $2,579,000 and $2,579,000, respectively.

(3)
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

(4)	Represents the gain on the sale of SMI.
(5)	Represents the gain on the sale of an equity investment.
(6)	Represents the gain on the sale of marketable securities classified as available for sale.
(7)	The increase in fiscal 2002 is mainly the result of proceeds of $56.8 million received under private placements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company’s business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. Although the Company believes that the assumptions upon which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies in the United States and other countries, foreign currency fluctuations, market and general economic factors, competitive factors including other companies’ pricing and marketing efforts, availability of third-party products at reasonable prices risks of obsolescence due to shifts in market demand, litigation outcomes and such other risks and uncertainties as are described in this Annual Report on Form 10-K and other documents previously filed or hereafter filed by the Company from time to time with the Securities and Exchange Commission. All forward-looking statements contained in this Annual Report on Form 10-K are qualified in their entirety by this statement.

Overview

The Company is a vertically integrated worldwide provider of security and inspection equipment, medical devices, and subsystems and end-products based on optoelectronic technology. The Company manufactures security and inspection products that it markets worldwide to end users under the “Rapiscan,” “Secure” and “Metor” brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. The Company also designs and manufactures optoelectronic devices and value-added subsystems for OEMs for use in a broad range of applications, including security, medical diagnostics, telecommunications, gaming, office automation, aerospace, computer peripherals and industrial automation. The Company has also, through the acquisition of Osteometer, expanded into the manufacture and sale of bone densitometers, which are used to provide bone loss measurements in the diagnosis of osteoporosis. In fiscal 2002, revenues from sales of security and inspection products amounted to $73.4 million, or approximately 59.1% of the Company’s revenues, while revenues from the sale of optoelectronic devices and subsystems and medical imaging and monitoring systems amounted to $50.8 million, or approximately 40.9% of the Company’s revenues.

The Company was organized in May 1987. The Company’s initial products were optoelectronic devices and subsystems sold to customers for use in the manufacture of x-ray scanners for carry-on airline baggage. In December 1987, the Company formed OSI Singapore to manufacture optoelectronic devices and subsystems. In April 1990, the Company acquired UDT Senors’ subsystem business. In February 1993, the Company acquired the security and inspection operations of Rapiscan U.K. and, through Rapiscan U.S.A., commenced its operations as a provider of security and inspection products in the United States. In April 1993, the Company acquired Ferson Optics, a U.S. manufacturer of passive optic components. In July 1994, the Company established OSI Malaysia to manufacture optoelectronic subsystems as well as security and inspection products. In March 1997, the Company acquired AME for the purpose of broadening its optoelectronic subsystem business in Europe. The Company currently owns all of the outstanding shares of each of these companies. In January 1998, the Company acquired the “Secure” product line from ThermoSpectra for the purpose of expanding into the area of inspection of people. In fiscal 1999, the Company acquired Osteometer for the purpose of expanding further into the field of optoelectronic medical devices used for medical diagnostic purposes. Due to the global decline in the bone densitometer market, during the quarter ended March 31, 2000, the Company closed Osteometer’s manufacturing facilities in Denmark and relocated the facilities to the United States.

In January 1994, the Company entered into a joint venture agreement with Electronics Corporation of India, Limited (“ECIL”), an unaffiliated Indian corporation, pursuant to which the Company and ECIL formed ECIL Rapiscan. The joint venture was established for the purpose of manufacturing security and inspection products in India from kits sold to ECIL by the Company. The Company currently owns a 36.0% interest in ECIL Rapiscan. The Company, the Company’s chairman and the chief financial officer collectively control less than 50% of the board of directors voting power in the joint venture. As a result, the Company accounts for the investment under the equity method of accounting.

In August 2000, the Company acquired substantially all of the assets of Square One Technology for total consideration consisting of: $259,000 in cash, including professional fees associated with the acquisition, a $30,000 advance for future royalties, the return of Square One stock held by the Company with a carrying value of $259,000, and an agreement to pay royalties equal to 10% of net sales of the Square One products in the next five years, up to a maximum of $1,000,000. The cash consideration of $259,000 approximates the fair value of the tangible assets acquired. Additional consideration, if any, will be recorded as goodwill. The business so acquired develops and manufactures infrared-based patient monitoring medical subsystems.

During fiscal 1999, the Company invested $1.0 million, including professional fees associated with the acquisition, in OSI Medical (formerly TFT Medical) for an equity share of approximately 40%. OSI Medical develops next generation pulse oximeter instruments and probes for use in the medical field. Pursuant to an agreement entered into as of October 4, 1999 (the “OSI Medical Agreement”) the Company acquired an additional equity interest, representing approximately 16% of the stock ownership of OSI Medical for $1.2 million, including professional fees associated with the acquisition. During fiscal 2001, the Company acquired an additional equity interest representing approximately 19% of the ownership of OSI Medical for $282,000. With these additional equity investments, the Company increased its equity share in OSI Medical to approximately 75%. On April 12, 2000, also pursuant to the OSI Medical Agreement and in connection with certain amounts loaned or to be loaned by the Company to OSI Medical there under, the Company also acquired five-year warrants (subject to earlier termination upon the occurrence of certain events) to acquire up to 1,110,000 additional OSI Medical shares at a purchase price of $1.35 per share. The warrants became exercisable commencing on April 12, 2001, and, if fully exercised, would result in the Company’s share in OSI Medical being increased to over 78%, based upon the number of shares presently outstanding. Also, pursuant to the OSI Medical Agreement, the Company has an option, which expires in December 31, 2002, to acquire all of OSI Medical. In September 2001, the medical device business of the Company’s UDT Sensors, Inc. subsidiary was contributed to Dolphin Medical, Inc. in exchange for stock in Dolphin Medical Inc. OSI Medical was merged into Dolphin Medical in March 2002. After the merger of OSI Medical into Dolphin Medical, the Company owns approximately 93.7% share of Dolphin Medical.

To broaden its product base, in fiscal 1999, the Company acquired SMI. On March 31, 2001 the Company sold all of the outstanding stock of SMI to Elmos Semiconductor AG of Germany for $6.0 million in cash. In connection with the transaction, UDT sold certain capital equipment to SMI for $462,000 in cash. The sale agreement also includes a commitment from UDT to supply four-inch silicon foundry wafers to SMI and to dedicate limited manufacturing facilities to be used by SMI, for its etching operations. Such commitments will terminate as of July 2003. The total pre-tax gain on this transaction was $3.0 million. In July 2002, SMI has served a notice to UDT terminating the commitment. UDT is presently negotiating with SMI and does not anticipate any material effect upon termination of such commitment.

In November 1998, the Company purchased the security products business of Metorex International Oy (“Metorex Security”) of Espoo, Finland. The Company paid $4.7 million in cash, including professional fees associated with the acquisition. In July 1999, the Company paid 4.4 million Finnish markka (approximately $739,000), in lieu of contingent payments of up to $1.5 million, based on future sales. The acquisition of Metorex Security brought a complete security metal detection product line to the Company. Metor brand security archway metal detectors are among the most widely recognized such products in the world. These metal detectors complement the x-ray screening systems supplied by Rapiscan. Metorex Security continues to supply a large number of systems to the U.S. Government, as well as to customers around the world. The products include Metor 100 series archways, as well as Metor 200 series zonal customers around the world. The products include Metor 100 series archways, as well as Metor 200 series zonal archways. The Company’s MetorNet™ product allows monitoring and control of multi-system installations.

In July 2002, the Company acquired substantially all the assets of Thermo Centro Vision, Inc., an optoelectronic subsystems designer and manufacturer based in Ventura County, California, for an initial purchase price of $1.45 million. The acquisition was made through a newly formed, wholly owned subsidiary, Centro Vision. The Company may pay up to an additional $800,000 in cash at a later date based on future sales by Centro Vision.

The Company engages in significant international operations. The Company currently manufactures its optoelectronic devices and subsystems, and medical imaging systems, at its facilities in Hawthorne and Walnut, California; Ocean Springs, Mississippi; Singapore; Johor Bahru, Malaysia; and Horten, Norway. Its security and inspection products are manufactured at its facilities in Crawley, England; Hawthorne, California; Johor Bahru, Malaysia; and Espoo, Finland. As of June 30, 2002, the Company marketed its products worldwide through approximately 75 sales and marketing employees located in several countries, in addition to approximately 160 independent sales representatives. Revenues from shipments made outside of the United States accounted for 55.8%, 43.2% and 52.1 % of revenues for the fiscal years 2000, 2001 and 2002 respectively. Information regarding the Company’s operating income or loss and identifiable assets attributable to each of the Company’s geographic areas is set forth in Note 14 in the Company’s Consolidated Financial Statements.

The effective income tax rate of the Company has varied because of a mix of income from U.S. and foreign operations and utilization of previously unrealized net operating losses, and will continue to vary in the future. The Company is not able to estimate its effective tax rate during the next fiscal year.

In April 2000, the Company was awarded a contract by the Federal Aviation Administration (“FAA”) to provide x-ray screening systems at selected airports throughout the United States. Under the contract, the FAA has the right to purchase up to 800 systems, for which the purchase price would be approximately $40 million. In fiscal years 2001 and 2002, the Company filled two orders for more than 300 systems under this contract. The Company holds an additional order for more than 100 systems, some of which were shipped in fiscal 2002, and the balance will be shipped in fiscal 2003.

The terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners have caused a substantial increase in airport security measures, which have resulted in an increase in sales of the Company’s security and inspection products. The increased awareness of security threats will likely continue to affect the security and inspection products market during fiscal 2003. However, there can be no assurance that the Company’s sales of security and inspection products will continue to increase.

The Company’s subsystems optics business is conducted by Ferson Optics, which manufactures passive components used in other products and systems manufactured by outside parties and the Company and to outside parties. Because of competitive market forces, primarily in Asia with significantly lower costs of labor, sales of Ferson Optic’s products to outside parties show little opportunity of growth in the foreseeable future. The Company is actively monitoring this situation and will consider implementing additional cost-saving and cost-cutting measures, including use of subcontractors and consolidation of manufacturing operations, in the future. Ferson Optics is a small portion of the Company’s business.

The market for fiber optic products is weak at present and likely will remain weak for the foreseeable future. The Company’s fiber optics product subsidiary, OSI Fibercomm, had a backlog of approximately $5 million as of June 30, 2002, but the production and delivery of such backlog is presently on hold and being rescheduled with customers, and the Company does not presently know when it may be shipped.

The Company recognizes revenues upon shipment when title passes. In addition, the Company has undertaken projects, which include the development and construction of significantly larger complex systems under contracts extending over longer periods, such as complex cargo inspection products. Accordingly, the Company has adopted the percentage of completion method of revenue recognition for these products only.

Related-Party Transactions

In January 1995, the Company, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company, the Company’s chairman, and the Company’s chief financial officer have a 36%, 10.5%, and 4.5% ownership interest, respectively, in the joint venture. The Company’s initial investment was $108,000. For the years ended June 30, 2000, 2001, and 2002, the Company’s equity in the earnings of the joint venture amounted to $122,000, $70,000, and $154,000, respectively, and is included in selling, general, and administrative expenses. During the year ended June 30, 2001, the Company increased its initial investment by $39,000. The Company’s ownership interest remained at 36% as all the shareholders increased their respective investments proportionately. The Company, the Company’s chairman, and the Company’s chief financial officer collectively control less than 50% of the board of directors voting power in the joint venture. As a result, the Company accounts for the investment under the equity method of accounting.

The joint venture was formed for the purpose of the manufacture, assembly, service, and testing of x-ray security and other products. Some of the Company’s subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products to the joint venture utilizing technology received from the subsidiary. The agreement provides for technology transfer between the Company and the joint venture, subject to certain restrictions.

During the years ended June 30, 2000, 2001 and 2002, the Company earned a technical fee from the joint venture in the amount of $150,000, $240,000 and $35,000, respectively. At June 30, 2001 and 2002, $240,000 and $275,000, respectively, were unpaid and included in other receivables in the accompanying consolidated financial Statements.

The Company contracts with entities affiliated by common ownership to provide messenger service and auto rental and printing services. The Company also contracts for professional services from a firm that has a partner serving as a member of the Company’s board of directors. Included in cost of sales, selling, general and administrative expenses for the years ended June 30, 2000, 2001 and 2002 are approximately $90,000, $112,000 and $107,000 for messenger service and auto rental; $46,000, $178,000 and $100,000 for printing services, and $9,000, $0 and $14,000 for professional services, respectively.

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

Revenue Recognition.    The Company generally recognizes revenue upon shipment of its products and when title passes. Concurrent with the shipment of the product, the Company accrues estimated warranty expenses. Estimated warranty expenses are recorded on product revenues and adjusted periodically based on historical and anticipated experience. The Company has undertaken projects, which include the development and construction of large complex cargo inspection systems requiring installation and customization at the customer’s site. Sales under such long-term contracts are recorded under the percentage of completion method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. Recognized revenues and profit are subject to revisions as the contract progresses to completion.

Accounts Receivable.    We perform ongoing credit evaluations of our customers and adjust credit limits based upon each customer’s payment history and current credit worthiness, as determined by credit information available at that time. We continuously monitor collections and payments from our customers and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Deferred Tax Asset Valuation Allowance.    We record a valuation allowance to reduce our deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that we will not realize some portion or all of our deferred tax assets. We base our determination of the need for a valuation allowance on an on-going evaluation of past and current evidence including, among other things, historical earnings, estimates of future earnings, the backlog of customer orders and the expected timing of deferred tax asset reversals. We charge or credit adjustments to the valuation allowance to income tax expense in the period in which these determinations are made. If we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period this determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would reduce net income and would establish a valuation allowance for the deferred tax asset in the period this determination was made.

Results of Operations

The following table sets forth certain income and expenditure items as a percentage of total revenues for the periods indicated.

	Year Ended June 30,
	2000	2001	2002
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	72.7	72.8	69.2

Gross profit	27.3	27.2	30.8
Operating Expenses:
Selling, general and administrative	17.9	19.4	17.4
Research and development	6.9	6.0	5.2
Goodwill amortization	0.5	0.4	0.3
Restructuring Costs	1.7	—	—

Total operating expenses	27.0	25.8	22.9
Income from operations	0.3	1.4	7.9
Gain on sale of subsidiary	—	2.7
Gain on sale of investment	—	1.0
Gain on sale of marketable securities	0.3	—	—
Other Income	0.1	—	—
Interest (expense) income	(0.6)	(0.9)	0.1

Income before income taxes and minority interest	0.1	4.2	8.0
Provision benefit for income taxes	(0.1)	(1.1)	2.4

Net income before minority interest	0.2	3.1	5.6
Minority interest	0.4	0.1	—

Net income	0.6	3.2	5.6

Comparison of Fiscal Year Ended June 30, 2002 to Fiscal Year Ended June 30, 2001

        Revenues.    Revenues consist of sales of security and inspection products as well as optoelectronic devices, subsystems and medical imaging and monitoring systems. Revenues are recorded net of inter-company eliminations. Revenues for the fiscal year ended June 30, 2002, increased by $13.1 million, or 11.8%, to $124.2 million from $111.1 million for the fiscal year ended June 30, 2001. Revenues from the sale of security and inspection products increased $21.6 million, or 41.7%, to $73.4 million from $51.8 million for fiscal 2001. The increase in revenues from the sale of security and inspection products was due to increased sales of x-ray screening machines in the United States and international market in response to the attacks on the World Trade Center and Pentagon on September 11, 2001. Revenues for the sale of optoelectronics devices, subsystems and medical imaging and monitoring systems, net of inter-company eliminations, decreased by $8.5 million, or 14.3%, to $50.8 million from $59.3 million for fiscal 2001. The decrease in revenues from the sale of optoelectronic devices, subsystems and medical imaging and monitoring systems was primarily due to decreased sales of the discontinued product line of data/video projector systems, and the exclusion of SMI’s revenues and decreased sales of fiber optics and medical imaging systems, and was offset in part by increased sales to the weapon simulation market. SMI was sold in March 2001. SMI’s revenues and revenues from the sale of data/video projector systems was $5.9 million for 2001. Sales of fiber optics for fiscal 2002 was $1.4 million and such sales for fiscal 2001 were $4.9 million.

Gross Profit.    Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $8.1 million, or 26.7%, to $38.3 million from $30.2 million for fiscal 2001. As a percent of revenues, gross profit increased to 30.8% in fiscal 2002 from 27.2% in fiscal 2001. The increase in gross profit was due primarily to increased security and inspection products shipments, which have a higher gross margin.

Selling, General and Administration.    Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the year ended June 30, 2002, such expenses increased by $75,000. The increase in expenses was due primarily to increased sales and marketing expenses for the sales of security and inspection products and medical devices of approximately $980,000, and was offset in part by exclusion of selling, general and administrative expenses of SMI of $485,000, which was divested in March 2001. Also in fiscal 2001, selling, general and administrative expenses were reduced by proceeds of $409,000 from settlement of certain litigation. As a percentage of revenues, selling, general and administrative expenses decreased to 17.4% in fiscal 2002 from 19.4% in fiscal 2001. The decrease in selling, general and administrative expense as a percentage of revenues was due to the fact that selling, general and administrative expenses were leveraged over a larger revenue base.

Research and Development.    Research and development expenses include research related to new product development and product enhancement expenditures. For the year ended June 30, 2002, such expenses decreased by $237,000, or 3.6%, to $6.4 million from $6.7 million in fiscal 2001. As a percentage of revenues, research and development expenses decreased to 5.2% in fiscal 2002 from 6.0% in fiscal 2001. The decrease in expenses was primarily due to certain research and development personnel worked directly on specific products and an additional cost over fiscal 2001 of their services, approximately $176,000, was charged to manufacturing overhead, and the absence of research and development expenses of SMI of $399,000, and was offset in part by increased research and development spending for security and inspection products and weapon of simulation market of approximately $450,000.

Goodwill Amortization.    Amortization of goodwill decreased to $402,000 in fiscal 2002 from $488,000 in fiscal 2001. The decrease in amortization of goodwill was primarily due to reduction of goodwill associated with the disposition of SMI of approximately $86,000.

Income from Operations.    Income from operations for the fiscal 2002 increased by $8.3 million, or 548.6%, to $9.8 million from $1.5 million for fiscal 2001. Income from operations increased primarily due to an increase in revenue and in gross margin.

Gain on Sale of Subsidiary.    On March 31, 2001, the Company sold all of the outstanding stock of its wholly owned subsidiary SMI to ELMOS Semiconductor AG of Germany for $6.0 million in cash resulting in a gain of $3.0 million. In addition, as a part of the agreement, $2.2 million of the accounts payable by SMI to the Company as a result of inter-company transactions was converted to a note receivable from the buyer over a period of four and a half years. As of June 30, 2002, the outstanding amount for the note receivable was $800,000.

Gain on Sale of Investments.    In the year ended June 30, 2001, as a result of the acquisition of a company in which the Company had an equity investment of $300,000, the Company received a total consideration of $1.4 million, resulting in a pre-tax gain of $1.1 million. This consideration does not include a hold back of approximately $167,000.

Interest (Expense) Income.    For the year ended June 30, 2002, the Company had a net interest income of $161,000 compared to net interest expense of $995,000 for fiscal 2001. The net interest income for the fiscal year ended June 30, 2002 was due to decreased borrowing under the Company’s lines of credit and interest income on the proceeds from private placements in November and December 2001. These proceeds are invested in short-term with an original maturity date of less than ninety days.

Provision for Income Taxes.    Provisions for income taxes increased to $3.0 million for the fiscal year ended June 30, 2002, compared to $1.3 million for fiscal 2001. As a percentage of income before provision for income taxes and minority interest, provision for income taxes was 30% for fiscal 2002, compared to 27.1% for fiscal 2001. The change in the effective income tax rate was due to charges in the mix in income from U.S. and foreign operations. During the fiscal year 2002, the deferred tax asset valuation allowance was increased by $187,000.

Net Income.    For the reasons outlined above, the net income for the year ended June 30, 2002 was $6.9 million compared to $3.5 million for the year ended June 30, 2001. The year ended June 30, 2001, included pre-tax, one-time gains on the sale of investment of $1.1 million, and the sale of SMI of $3.0 million.

Comparison of Fiscal Year Ended June 30, 2001 to Fiscal Year Ended June 30, 2000

Revenues.    Revenues consist of sales of optoelectronic devices, subsystems and medical imaging and monitoring systems as well as security and inspection products. Revenues are recorded net of inter-company eliminations. Revenues for the fiscal year ended June 30, 2001, increased by $161,000, or 0.1%, to $111.1 million from $110.9 million for the fiscal year ended June 30, 2000. Revenues for the sale of optoelectronics devices, subsystems and medical imaging and monitoring systems, net of inter-company eliminations, decreased by $4.5 million, or 7.1%, to $59.3 million from $63.8 million for fiscal 2000. The decrease was primarily due to decreased sales of the discontinued product line of data/video projector systems, and was partially offset by increased sales of fiber optics and sales to the weapon simulation market. Sales of the discontinued product line of data/video projector systems for the fiscal 2001 and 2000 were $1.0 million and $10.9 million, respectively. The Company expects that the fiber optics market will be weak in the foreseeable future. Revenues from the sale of security and inspection products increased $4.7 million, or 9.9%, to $51.8 million from $47.1 million for fiscal 2000. The increase was primarily due to increased shipments of x-ray screening systems for selected airports throughout the United States under a Federal Aviation Administration (FAA) contract and revenue recognized under new large vehicle cargo x-ray systems contracts.

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

Selling, General and Administration.    Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the year ended June 30, 2001, such expenses increased by $1.7 million or 8.8%, to $21.6 million from $19.8 million in fiscal 2000. As a percentage of revenues, selling, general and administrative expenses increased to 19.4% in fiscal 2001 from 17.9% in fiscal 2000. The increase in expenses was primarily due to increased administrative expenses, legal and professional fees of $1.6 million and an increase in provision for doubtful receivables of $490,000, offset in part by proceeds of $409,000 from settlement of certain litigation.

Research and Development.    Research and development expenses include research related to new product development and product enhancement expenditures. For the year ended June 30, 2001, such expenses decreased by $1.0 million, or 13.5%, to $6.7 million from $7.7 million in fiscal 2000. As a percentage of revenues, research and development expenses decreased to 6.0% in fiscal 2001 from 6.9% in fiscal 2000. The decrease in expenses was primarily due to the fact that certain research and development personnel worked directly on specific products and the cost of their services of approximately $434,000, was charged to manufacturing overhead and absence of research and development expenses of SMI of $568,000, offset in part by increased research and development spending for medical and fiber optics products of approximately $100,000.

Goodwill Amortization.    Amortization of goodwill decreased to $488,000 in fiscal 2001 from $529,000 in fiscal 2001. The decrease in amortization of goodwill was primarily due to reduction of goodwill associated with the disposition of SMI for part of the year of approximately $30,000.

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

Gain on Sale of Subsidiary.    On March 31, 2001, the Company sold all of the outstanding stock of its wholly owned subsidiary SMI to ELMOS Semiconductor AG of Germany for $6.0 million in cash resulting in a gain of $3.0 million. In addition, as a part of the agreement, $2.2 million of the accounts payable by SMI to the Company, as a result of inter-company transactions was converted to a note receivable from the buyer over a period of four and a half years. As of June 30, 2001, the outstanding amount for the note receivable was $1.3 million.

Gain on Sale of Investments.    In the year ended June 30, 2001, as a result of the acquisition of a company in which the Company had an equity investment of $300,000, the Company received a total consideration of $1.4 million, resulting in a pre-tax gain of $1.1 million. This consideration does not include a hold back of approximately $167,000.

Interest Expense.    For the year ended June 30, 2001, the Company had a net interest expense of $995,000 compared to net interest expense of $721,000 for fiscal 2000. The increase in net interest expense was primarily due to increased borrowing on the Company’s lines of credit for working capital and repurchase of Company stock. Subsequent to the sale of SMI, the Company repaid most of its lines of credit.

Provision (benefit) for Income Taxes.    For the year ended June 30, 2001, the Company had an income tax expense of $1.3 million compared to an income tax benefit of $151,000 for fiscal 2000. The change in the Company’s effective tax rate was primarily due to a mix in income from U.S. and foreign operations and an increase in the valuation allowance of $3.1 million, offset in part by the release of certain tax contingencies. The Company has established the valuation allowance in accordance with the provisions of SFAS No. 109. The valuation allowance primarily relates to federal and state net operating loss carry-forwards of a subsidiary subject to Separate Return Limitation Year rules.

Net Income.    For the reasons outlined above, the net income for the year ended June 30, 2001 was $3.5 million compared to $627,000 for the year ended June 30, 2000.

Liquidity and Capital Resources

The Company has financed its operations primarily through cash provided by operations, through various term loans, discounting facilities, and credit lines extended to its different subsidiaries worldwide and from its public offering. As of June 30, 2002, the Company’s principal source of liquidity consisted of $67.6 million in cash and several credit agreements described below.

The Company’s operations provided net cash of $6.2 million during fiscal 2002 compared to net cash provided by operations of $94,000 in fiscal 2001. The amount of net cash provided by operations reflects increase in accounts payable, accrued payroll and related expenses, income taxes payable, advances from customers and other accrued expenses and current liabilities. Net cash provided by operations was offset in part by increase in accounts receivables, other receivables and inventory. The increase in accounts receivable was mainly due to increase in shipments and increase in inventory was due to product mix and longer inter-company in transit time due to certain manufacturing being moved to Malaysia from the United States and the United Kingdom.

The net cash used in investing activities was $2.5 million during fiscal 2002, compared to net cash provided by investing activities of $3.8 million in fiscal 2001. In fiscal 2002, net cash used in investing activities reflects primarily cash used in the purchase of property and equipment. In fiscal 2001, the net cash provided by investing activities reflects primarily cash received from the sale of SMI, the sale of property and equipment and the sale of equity investment and was offset in part by cash used in business acquisition and the purchase of property and equipment.

Net cash provided by financing activities was $59.7 million in fiscal 2002, compared to net cash used in financing activities of $10.4 million for fiscal 2001, net cash provided by financing activities resulted primarily from the proceeds received from the private placements totaling $56.8 million and exercise of stock options and was offset in part by repayment of a term loan.

In November 2001, the Company issued and sold an aggregate of 1,696,946 shares of its common stock in a private placement to institutional investors for an aggregate sales price of $19.9 million. After placements, agents commission and expenses, net proceeds to the Company were $18.5 million. Roth Capital Partners and William Blair & Company acted as placement agents in the transaction. In connection with the transactions, Roth Capital Partners received warrants to purchase 84,847 shares of the Company at $15.00 per share, exercisable at any time in full or part after May 13, 2002 and no later than May 13, 2005. The Company filed a registration statement on Form S-3 with the Commission on November 19, 2001 for the purpose of registering these securities.

In December 2001, the Company issued and sold an aggregate of 2,070,000 shares of its common stock in a private placement to institution investors for an aggregate sales price of $40.4 million. After placement agent commission and expenses, net proceeds to the Company were $38.3 million. Roth Capital Partners acted as placement agent in the transaction. As part of the transaction, the Company issued to the investors warrants to purchase 517,500 additional shares of the Company at an exercise price of $23.47 per share exercisable at any time in full or part no later than December 10, 2008. In connection with the transaction, Roth Capital Partners received warrants to purchase 103,500 shares of the Company at an exercise price of $23.47 per share exercisable at any time in full or part no later than December 10, 2008. The Company filed a registration statement on Form S-3 with the Commission on December 14, 2001, for the purpose of registering these securities.

In March 1999, the Company announced a stock repurchase program of up to 2,000,000 shares of its common stock. Through September 24, 2002, the Company repurchased 1,404,500 shares at an average price $4.37 per share. The stock repurchase program did not have a material effect on the Company’s liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

In January 1997, the Company and its U.S. subsidiaries entered into a credit agreement with Bank of the West (formerly United California Bank). The agreement, as amended and restated in June 2002, provides for a $22 million line of credit, which includes revolving line, letter of credit, acceptance and foreign exchange facilities. In addition, the Company has a $10.5 million term loan and a $4.0 million line of credit for letters of credits secured by cash from the Bank of the West. Advances under the lines of credit bear interest at a rate equal to a variable bank reference rate plus a margin (7% and 4.75% at June 30, 2001 and 2002, respectively) or, at the Company’s option, at a fixed rate as quoted by the bank upon request for specific advances. As of June 30, 2002 there was no amount outstanding under the line of credit and lines of credit for letters of credits secured by cash and $7.1 million outstanding under the term loan. As of June 30, 2002, $8.8 million was outstanding under letters of credit. The lines expire in November 2003. Borrowings under the agreement are secured by liens on substantially all of the assets of the Company’s U.S. subsidiaries. The credit agreement contains certain covenants. Among these, the Company is at all times required to maintain (on a consolidated basis) a tangible net worth of at least $55 million; a ratio of debt to earnings before interest, tax, depreciation and amortization of not more than 2.25 to 1; a ratio of cash, cash equivalents and accounts receivable to current liabilities of not less than 1.0 to 1; and a debt coverage ratio of 1.5 to 1. The Company was in compliance with these covenants as of June 30, 2002.

Rapiscan U.K. has a loan agreement with HSBC Bank plc, which provides for an overdraft facility up to a maximum amount of 2.0 million pounds sterling (approximately $3.1 million at June 30, 2002) outstanding at any one time, which amounts are secured by certain assets of Rapiscan U.K. At June 30, 2002, no amounts were outstanding under the overdraft facility. Outstanding borrowings bear interest at a base rate (5.25% and 4.0% at June 30, 2001 and 2002, respectively) plus 1.35% per annum. The agreement also provides for a 2.0 million pounds sterling (approximately $3.1 million at June 30, 2002) facility for tender and performance bonds and a 2.0 million pounds sterling (approximately $3.1 million at June 30, 2002) facility for the purchase of forward exchange contracts. These facilities are secured by certain assets of Rapiscan U.K, and the Company has guaranteed this obligation up to $1.5 million. As of June 30, 2002, $2.9 million was outstanding under the performance bond. The above facilities expire in March 2003 and the Company believes that they will be renewed on the same or similar terms.

OSI Singapore has a loan agreement with Indian Bank (Singapore), which provides for an accounts receivable discounting facility for borrowing of up to 2.6 million Singapore dollars (approximately $1.4 million at June 30, 2002). Borrowings under the line of credit bear interest at the bank’s prime rate (6.75% and 5.5% at June 30, 2001 and 2002, respectively) plus 1.0%. The line of credit expires on April 2003 and the Company believes that it will be renewed on the same or similar terms. As of June 30, 2002 there were no amounts outstanding under the line of credit. Borrowings under the line of credit are collateralized by certain assets of OSI Singapore and are guaranteed by certain officers of the Company. Borrowings secured by inter-company receivables are guaranteed by the Company.

AME has a loan agreement with DnB Bank, which provides for a revolving line of credit for borrowings of up to 10.0 million Norwegian kroner (approximately $1.3 million at June 30, 2002). As of June 30, 2002, no amounts were outstanding under this line of credit. Borrowings under the line of credit bear interest at a variable rate, which was 9.0% and 8.0% at June 30, 2001 and 2002, respectively. The line of credit expires on March 2003, and the Company believes that it will be renewed on the same or similar terms.

OSI Malaysia has a loan agreement with the Hong Kong Bank Malaysia Berhad, which provides for a bank guarantee line of credit for 10.0 million Malaysian ringgits (approximately $2.6 million at June 30, 2002) for performance bonds and a 2.0 million Malaysian ringgits overdraft facility (approximately $526,000 at June 30, 2002). The agreement also provides for a 5.7 million Malaysian ringgits (approximately $1.5 million at June 30, 2002) facility for the purchase of forward exchange contracts. Borrowings under the overdraft facility bear interest at the bank’s base lending rate (6.8% and 6.4% at June 30, 2001 and 2002, respectively) plus 1.75%. At June 30, 2002, the amounts outstanding under the performance bond, and overdraft facilities were $2.6 million and $0, respectively. At June 30, 2002 foreign exchange contracts with a notional amount of $4.2 million were outstanding of which the bank applied $1.1 million against the facility as a margin under foreign exchange contracts. Borrowings under this agreement are secured by certain assets of OSI Malaysia and are guaranteed by the Company. These lines expire in October 2002 and the Company believes that they will be renewed on the same or similar terms.

OSI Malaysia has a loan agreement with Malaysian Bank Berhad, which provides for a revolving line of credit up to an amount of 3.0 million Malaysian ringgits (approximately $789,000 as of June 30, 2002). Borrowings under the line of credit bear interest at the bank’s base lending rate (6.75% and 6.74% at June 30, 2001 and 2002, respectively) plus 1.75%. As of June 30, 2002, no amount was outstanding under this line of credit. Borrowings under this agreement are secured by certain assets of OSI Malaysia and are guaranteed by the Company. The line of credit expires in January 2003 and the Company believes that it will be renewed on the same or similar terms.

Metorex Security has a loan agreement with Sampo Bank that provides for a foreign currency overdraft facility up to 700,000 Euros (approximately $693,000 at June 30, 2002). At June 30, 2002, no amount was outstanding under the overdraft facility. The agreement also provides for 350,000 Euros (approximately $347,000 at June 30, 2002) for tender and performance bonds. At June 30, 2002 approximately $268,000 was outstanding under the tender and performance bonds facility. Borrowings under these facilities bear interest rate at the bank’s prime lending rate (4.75% at June 30, 2001 and 2002) plus 1.0%. The above facilities expire in March 2003, and the Company believes that they will be renewed on the same or similar terms.

The Company believes that cash from operations, existing cash and lines of credit will be sufficient to meet its cash requirements for the foreseeable future.

The following is a summary or the Company’s contractual commitments at June 30, 2002 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$7,088	2,625	4,463

Operating Leases	4,897	1,149	1,573	1,074	1,101

Total Contractual Cash Obligations	$11,985	3,774	6,036	1,074	1,101

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Standby Letters of Credit	$14,568	14,568

Total Commercial Credits	$14,568	14,568

New Accounting Pronouncements

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations (“SFAS 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 supercedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and prohibits the amortization of all goodwill related to business combinations acquired after June 30, 2001. SFAS 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under SFAS 142 beginning in the first quarter of fiscal 2003. Consequently, the Company is currently evaluating the impact that the provisions of SFAS 141 and SFAS 142 will have on its results of operations and financial position.

SFAS No. 143, Accounting for Asset Retirement Obligations, which becomes effective for the Company on July 1, 2002, addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The Company does not believe that the adoption of this statement will have a significant impact on its financial position or results of operations.

SFAS No. 144, Impairment or Disposal of Long-Lived Assets, will become effective for the Company on July 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses the accounting for a component of an entity which has been disposed of and which has been classified as held for sale. The Company does not believe that the adoption of this statement will have a significant impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the following pronouncements: SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

The provisions of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early adoption encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002 with early application encouraged. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. The adoption of this statement as it is related to the rescission of SFAS No. 4 is not expected to have a significant impact on the Company’s financial position or results of operations. The adoption of all the other provisions of this statement did not have a significant impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Company is currently assessing the effect of the adoption of SFAS No. 146 on its financial position and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to certain market risks, which are inherent in the Company’s financial instruments and arise from transactions entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce market risk in connection with specific foreign-currency-denominated transactions. The Company does not enter into derivative financial instrument transactions for speculative purposes.

The Company is subject to interest rate risk on its short-term borrowings under its bank lines of credit. Borrowings under these lines of credit do not give rise to significant interest rate risk because these borrowings have short maturities and are borrowed at variable interest rates. Historically, the Company has not experienced material gains or losses due to interest rate changes.

Foreign Currency

The accounts of the Company’s operations in Singapore, Malaysia, England, Finland, Norway and Canada are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling, Euro, Norwegian kroner and Canadian dollars, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder’s equity. Transaction losses of approximately $288,000 and $13,000 were included in income for fiscal 2001 and 2002, respectively. A hypothetical 10% change in the relevant currency rates at June 30, 2002, would not have a material impact on the Company’s financial position or results of operations.

The Company’s use of derivatives consists primarily of foreign exchange contracts and an interest rate swap. The Company purchases forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale. The Company does not use the contracts for trading purposes. As of June 30, 2002, the Company had five foreign exchange contracts with a notional amount of $4.2 million to hedge foreign exchange exposure on accounts receivables and accounts payable in Malaysia in the event of possible change in monetary policy in Malaysia relating to the pegging of Malaysian ringgit to the U.S. dollar. Since the monetary policy remained unchanged and the Malaysian ringgit is still pegged to the U.S. dollar, the forward exchange contract has no fair value as of June 30, 2002. These contracts expire in December 2002.

Importance of International Markets

International markets provide the Company with significant growth opportunities. However, the following events, among others, could adversely affect the Company’s financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, and political instability. For the year ended June 30, 2002, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on the Company’s consolidated revenues and results of operations. As a result of monetary policy in Malaysia, including the pegging of the Malaysian ringgit to the U.S. dollar, the Company believes that its foreign currency exposure in Malaysia will not be significant in the foreseeable future. The Company continues to perform ongoing credit evaluations of its customers’ financial condition and, if deemed necessary, the Company requires advance payments for sales. The Company is monitoring economic and currency conditions around the world to evaluate whether there may be any significant effect on its international sales in the future. Due to its overseas investments and the necessity of dealing with local currencies in its foreign business transactions, the Company is at risk with respect to foreign currency fluctuations.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations.

Interest Rate Risk

All highly liquid investments with a maturity of three months or less are classified as cash equivalent and recorded in the balance sheet at fair value. Short-term investments are comprised of high quality marketable securities. We have not historically used derivatives to hedge our interest rate risk. However, during the current fiscal year we entered into a interest rate swap to convert a portion of the Company’s variable-interest-rate debt to a fixed-rate liability. A hypothetical 10% charge in the interest rates at June 30, 2002, related to the Company’s debt would not have a material impact on the Company’s position or results of operations.

The carrying amount, principal maturity and estimated value of our investment portfolio and long-term debt exposure as of June 30, 2001 are as follows:

	Carrying Amount			Maturity
	2001	2002	2003	2004	2005	Fair Value
Investments
Cash and cash equivalents	4,467					4,467
Average interest rate	6.67%
Long-term debt
Secured long-term loan	9,628	2,625	2,628	2,625	1,750	9,628
Average interest rate	6.95%	6.95%	6.95%	6.95%	6.95%

The carrying amount, principal maturity and estimated value of our investment portfolio and long-term debt exposure as of June 30, 2002 are as follows:

	Carrying Amount			Maturity
	2002	2003	2004	2005	Fair Value
Investments
Cash and cash equivalents	67,604				67,604
Average interest rate	2.02%
Long-term debt
Secured long term loan	7,088	2,625	2,664	1,799	7,088
Average interest rate	4.98%	4.98%	4.98%	4.98%

During the current year, the Company also entered into an interest rate swap. The terms of the swap are to convert a portion of the company’s variable interest rate debt into a fixed rate liability. At year-end, the fair value of the swap was ($189,000). The decrease in the market value from the date of purchase of the swap to year-end is recorded in OCI, due to the swap meeting the criteria of an effective cash flow hedge. The amount to be reclassified from OCI in the next twelve months is not expected to be material.

RISK FACTORS

Investing in the Company’s common stock involves a significant degree of risk. Investors should carefully consider the following risk factors and all the other information contained in this report or incorporated by reference. If any of the following risks actually occurs, the Company’s business, financial condition and results of operations could suffer, in which case the trading price of its common stock may decline.

Risks Related to the Company’s Business

Fluctuations in the Company’s operating results may cause its stock price to decline.

Given the nature of the markets in which the Company participate, the Company cannot reliably predict future revenue and profitability. Changes in competitive, market and economic conditions may cause the Company to adjust its operations. A high proportion of the Company’s costs are fixed, due in part to its significant sales, research and development, and manufacturing costs. Thus, small declines in revenue could disproportionately affect the Company’s operating results. Factors that may affect the Company’s operating results and the market price of its common stock include:

•	demand for and market acceptance of the Company’s products;

•	competitive pressures resulting in lower selling prices;

•	adverse changes in the level of economic activity in regions in which the Company does business;

•	adverse changes in industries, such as semiconductors and electronics, on which the Company is particularly dependent;

•	changes in the portions of the Company’s revenue represented by various products and customers;

•	delays or problems in the introduction of new products;

•	the Company’s competitors’ announcement or introduction of new products, services or technological innovations;

•	variations in the Company’s product mix;

•	the timing and amount of the Company’s expenditures in anticipation of future sales;

•	increased costs of raw materials or supplies; and

•	changes in the volume or timing of product orders.

The Company faces aggressive competition in many areas of business. If the Company does not compete effectively, its business will be harmed.

The Company encounters aggressive competition from numerous competitors in many areas of its business. In the optoelectronic device and subsystem market and in the medical diagnostic and imaging systems market, competition is based primarily on factors such as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support, and on the ability to provide fully-integrated services from application development and design through volume subsystem production. In the security and inspection market, competition is based primarily on such factors as product performance, functionality and quality, the over-all cost of the system, prior customer relationships, technological capabilities of the product, price, certification by government authorities, local market presence, and breadth of sales and service organization. The Company may not be able to compete effectively with all of these competitors. To remain competitive, the Company must develop new products and periodically enhance its existing products in a timely manner. The Company anticipates that it may have to adjust prices of many of its products to stay competitive. In addition, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines.

The September 11 terrorist attacks have increased financial expectations that may not materialize.

The September 11 terrorist attacks have created increased interest in the Company’s security and detection products; however, the Company is uncertain whether the level of demand will continue to be as high as anticipated. Additionally, it is uncertain what, if any, solutions will be adopted as a result of the terrorism and whether the Company’s products will be a part of the ultimate solution. Additionally, should Company’s products be considered as a part of the security solution, it is unclear what the level may be and how quickly funding to purchase its products may be made available. These factors may adversely impact the Company and create unpredictability in revenues and operating results.

The Company’s revenues are dependent on orders in the security and inspection products category, which has lengthy and unpredictable sales cycles.

Sales of security and inspection products depend in significant part upon the decision of governmental agencies to upgrade or expand existing airports, border crossing inspection sites and other security installations. Accordingly, a portion of the Company’s sales of security inspection and detection products is often subject to delays associated with the lengthy approval processes that often accompany such capital expenditures. During these approval periods, the Company expends significant financial and management resources in anticipation of future orders that may not occur. If the Company fails to receive an order after expending such resources, that could have a material adverse effect on its business, financial condition and results of operations.

If the Company does not introduce new products in a timely manner, its products could become obsolete and its operating results would suffer.

The Company sells many of its products in industries characterized by rapid technological changes, frequent new product and service introductions and evolving industry standards. Without the timely introduction of new products and enhancements, the Company’s products could become technologically obsolete over time, in which case its revenue and operating results would suffer. The success of the Company’s new product offerings will depend upon several factors, including its ability to:

•	accurately anticipate customer needs;

•	innovate and develop new technologies and applications;

•	successfully commercialize new technologies in a timely manner;

•	price the Company’s products competitively and manufacture and deliver its products in sufficient volumes and on time; and

•	differentiate the Company’s offerings from its competitors’ offerings.

Some of the Company’s products are used by its customers to develop, test and manufacture their products. The Company therefore must anticipate industry trends and develop products in advance of the commercialization of its customers’ products. In developing any new product, the Company may be required to make a substantial investment before it can determine the commercial viability of the new product. If the Company fails to accurately foresee its customers’ needs and future activities, it may invest heavily in research and development of products that do not lead to significant revenue.

Interruptions to the Company’s ability to purchase raw materials and components may adversely affect its profitability.

The Company purchases certain raw materials and subcomponents from third parties pursuant to purchase orders placed from time to time. Purchase order terms range from three months to one year at fixed costs, but the Company does not have guaranteed long-term supply arrangements with its suppliers. Any material interruption in the Company’s ability to purchase necessary raw materials or subcomponents could have a material adverse effect on its business, financial condition and results of operations.

The Company may not be able to successfully implement its acquisition strategy, integrate acquired businesses into its existing business or make acquired businesses profitable.

One of the Company’s strategies is to supplement its internal growth by acquiring businesses and technologies that complement or augment its existing product lines. This growth has placed, and may continue to place, significant demands on its management, working capital and financial resources. The Company may be unable to identify or complete promising acquisitions for many reasons, including:

•	competition among buyers;

•	the need for regulatory approvals, including antitrust approvals; and

•	the high valuations of businesses.

Some of the businesses the Company may seek to acquire may be marginally profitable or unprofitable. For these acquired businesses to achieve acceptable levels of profitability, the Company must improve their management, operations, products and market penetration. The Company may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into its existing operations.

To finance the Company’s acquisitions, it may have to raise additional funds, through either public or private financings. The Company may be unable to obtain such funds or may be able to do so only on unfavorable terms.

Economic, political and other risks associated with international sales and operations could adversely affect the Company’s sales.

In fiscal 2000, 2001, and 2002 revenues from shipments made outside of the United States accounted for approximately 55.8%, 43.2%, and 52.1%, respectively, of the Company’s revenues. Of the revenues generated during fiscal 2002 from shipments made to customers outside of the United States, 30.7% represented sales from the United States to foreign customers, and the balance represented sales generated by the Company’s foreign subsidiaries. Since the Company sells its products worldwide, its businesses are subject to risks associated with doing business internationally. The Company anticipates that revenue from international operations will continue to represent a substantial portion of its total revenue. In addition, many of the Company’s manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, the Company’s future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets;

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

•	trade protection measures and import or export licensing requirements;

•	differing tax laws and changes in those laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor laws and changes in those laws;

•	differing protection of intellectual property and changes in that protection; and

•	differing regulatory requirements and changes in those requirements.

The Company’s failure to protect its intellectual property could impair its competitive position.

The Company believes that its principal competitive strength is its ability to design, develop and manufacture complex optoelectronic devices and subsystems for various industry segments. While the Company owns certain patents and marks, other aspects of its business are not protected by patents or marks. Accordingly, there are no legal barriers that prevent potential competitors from copying certain of its products, processes and technologies or from otherwise entering into operations in direct competition with it.

The Company’s products may infringe on the intellectual property rights of others, and resulting claims against it could be costly and prevent it from making or selling certain products.

Third parties may seek to claim that the Company’s products and operations infringe their patent or other intellectual property rights. The Company may incur significant expense in any legal proceedings to protect its proprietary rights or to defend infringement claims by third parties. In addition, claims of third parties against the Company could result in awards of substantial damages or court orders that could effectively prevent it from making, using or selling its products in the U.S. or abroad.

A claim for damages could materially and adversely affect the Company’s financial condition and results of operation.

The Company’s business exposes it to potential product liability risks, particularly with respect to its security and inspection products. There are many factors beyond the Company’s control that could lead to liability claims, including the failure of the products in which its subsystems are installed, the reliability of the customers’ operators of the inspection equipment, and the maintenance of the inspection units by the customers. There can be no assurance that the amount of product liability insurance that the Company carry will be sufficient to protect it from product liability claims. A product liability claim in excess of the amount of insurance the Company carry could have a material adverse effect on its business, financial condition and results of operations.

The Company’s ongoing success is dependent upon the continued availability of certain key employees.

The Company is dependent in its operations on the continued availability of the services of its employees, many of whom are individually key to its current and future success, and the availability of new employees to implement its growth plans. In particular, the Company is dependent upon the services of Deepak Chopra, its Chairman of the Board of Directors, President and Chief Executive Officer. The Company has entered into a 5-year employment agreement with Mr. Chopra, which expires April 1, 2007 and maintains a $13.0 million policy of key man life insurance on the life of Mr. Chopra. The market for skilled employees is highly competitive, especially for employees in technical fields. While the Company’s compensation programs are intended to attract and retain the employees required for it to be successful, there can be no assurance that it will be able to retain the services of all of its key employees or a sufficient number to execute on its plans, nor can there be any assurances that it will be able to continue to attract new employees as required.

The Company’s failure to comply with environmental regulations may create significant environmental liabilities and force it to modify its manufacturing process.

The Company is subject to various federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling and disposal of certain hazardous substances and wastes used or generated in the manufacturing and assembly of its products. Under such laws, the Company may become liable for the costs of removal or remediation of certain hazardous substances or wastes that have been or are being disposed of offsite as wastes or that have been or are being released on or in its facilities. Such laws may impose liability without regard to whether the Company knew of, or caused, the release of such hazardous substances or wastes. Any failure by the Company to comply with present or future regulations could subject it to the imposition of substantial fines, suspension of production, alteration of manufacturing processes or cessation of operations, any of which could have a material adverse effect on its business, financial condition and results of operations.

Changes in governmental regulations may reduce demand for the Company’s products or increase its expenses.

The Company compete in markets in which it or its customers must comply with federal, state, local and foreign regulations, such as environmental, health and safety and food and drug regulations. The Company develops, configures and markets its products to meet customer needs created by these regulations. Any significant change in these regulations could reduce demand for the Company’s products.

Risks Related To The Company’s Capital Structure and Common Stock

The Company’s officers and directors and stockholders affiliated with them own a large percentage of its voting stock.

As of September 24, 2002, the Company’s directors and executive officers (including Scope Industries, an affiliate of one of the Company’s directors), in the aggregate, beneficially owned approximately 9.6% of its outstanding common stock. Consequently, Scope Industries, together with the Company’s directors and executive officers acting in concert, will have the ability to significantly affect the election of the Company’s directors and have a significant effect on the outcome of corporate actions requiring shareholder approval. Such concentration may also have the effect of delaying or preventing a change of control of the Company.

The Company’s articles of incorporation and other agreements contain provisions that could discourage a takeover.

The Company’s Articles of Incorporation authorize its Board of Directors to issue up to 10,000,000 shares of preferred stock in one or more series, to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of preferred stock, to fix the number of shares constituting any such series, and to fix the designation of any such series, without further vote or action by its shareholders. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of the holders of common stock and thereby reduce the value of the Company’s common stock. The Company has no present plans to issue shares of preferred stock. The issuance of preferred stock, coupled with the concentration of ownership in the directors and executive officers, could discourage certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over then current prices, otherwise dilute the rights of holders of common stock, and may limit the ability of such shareholders to cause or approve transactions which they may deem to be in their best interests, all of which could have a material adverse effect on the market price of the Company’s common stock. The Company has in place a stockholder rights plan, adopted in 2000, under which its stockholders are entitled to purchase shares of its preferred stock under certain circumstances. These circumstances include the purchase of 20% or more of the outstanding shares of common stock by a person or group, or the announcement of a tender or exchange offer to acquire 20% or more of the outstanding common stock. The stockholder rights plan may have the effect of impeding or preventing certain types of transactions involving a change in control of the Company which could be beneficial to the stockholders.

The Company’s articles of incorporation limit the liability of its directors, which may limit the remedies that the Company or its shareholders have available.

The Company’s Articles of Incorporation provide that, pursuant to the California Corporations Code, the liability of its directors for monetary damages shall be eliminated to the fullest extent permissible under California law. This is intended to eliminate the personal liability of a director for monetary damages in an action brought by the Company, or in its right, for breach of a director’s duties to the Company or its shareholders and may limit the remedies available to the Company or its shareholders. This provision does not eliminate the directors’ fiduciary duty and does not apply to liabilities for: (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law; (ii) acts or omissions that a director believes to be contrary to the best interests of the Company or its shareholders or that involve the absence of good faith on the part of the director; (iii) any transaction from which a director derived an improper personal benefit; (iv) acts or omissions that show a reckless disregard for the director’s duty to the Company or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the Company or its shareholders; (v) acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the Company or its shareholders; (vi) certain transactions or the approval of transactions in which a director has a material financial interest; and (vii) expressly imposed by statute for approval of certain improper distributions to shareholders or certain loans or guarantees.

Forward-looking Statements.

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may”, “will,” “should” or “anticipates” or by discussions of strategy that involve risks and uncertainties. From time to time, the Company has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, operations, demand, competition, capital expenditures, credit arrangements, and other statements regarding matters that are not historical facts, involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed in Risk Factors, Business, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this report. These factors, of course, do not include all factors which might affect the Company’s business and financial condition.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                   DISCLOSURE

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 15, 2002.

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 15, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 15, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 15, 2002.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of Report

(1)  FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

(2)  FINANCIAL STATEMENT SCHEDULES INCLUDED IN ITEM 8:

Schedule II—Valuation and Qualifying Accounts

No other financial statement schedules are presented as the required information is either not applicable or included in the Consolidated Financial Statements or notes thereto.

(3)  EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 26, 2002

OSI SYSTEMS, INC. (Registrant)

By:	/s/ AJAY MEHRA

Ajay Mehra, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 26, 2002

/s/ AJAY MEHRA Ajay Mehra	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Director	September 26, 2002

/s/ STEVEN C. GOOD Steven C. Good	Director	September 26, 2002

/s/ MEYER LUSKIN Meyer Luskin	Director	September 26, 2002

/s/ MADAN G. SYAL Madan G. Syal	Director	September 26, 2002

/s/ CHAND R. VISHWANATHAN Chand R. Vishwanathan	Director	September 26, 2002

CERTIFICATIONS

I, Deepak Chopra, Chief Executive Officer, certify that:

1.  I have reviewed this annual report on Form 10-K of OSI Systems, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ DEEPAK CHOPRA

Deepak Chopra, Chief Executive Officer

I, Ajay Mehra, Chief Financial Officer, certify that:

1.  I have reviewed this annual report on Form 10-K of OSI Systems, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ AJAY MEHRA

Ajay Mehra, Chief Financial Officer

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (1)

4.1	Specimen Common Stock Certificate (3)

4.2	Rights Agreement (11)

10.1	1987 Incentive Stock Option Plan, as amended, and form of Stock Option Agreement (1)

10.2	1997 Stock Option Plan and forms of Stock Option Agreements (2)

10.3	Incentive Compensation Agreement dated December 18, 1996 between the Company and Andreas F. Kotowski (1)

10.4	Form of Indemnity Agreement for directors and executive officers of the Company (3)

10.5	Joint Venture Agreement dated January 4, 1994 among the Company, Electronics Corporation of India, Limited and ECIL-Rapiscan Security Products Limited, as amended (2)

10.6	Amendment Number Two to Lease, dated October 24, 1995 to lease dated January 1, 1989 by and between KB Management Company, and UDT Sensors, Inc.(1)

10.7	Lease Agreement dated July 4, 1986 by and between Electricity Supply Nominees Limited and Rapiscan Security Products Limited (as assignee of International Aeradio Limited) (3)

10.8	Lease Agreement dated January 17, 1997 by and between Artloon Supplies Sdn. Bhd. and Opto Sensors (M) Sdn. Bhd.(1)

10.9
Credit Agreement entered into on November 1, 1996 by and between Opto Sensors, Inc., UDT Sensors, Inc., Rapiscan Security Products (U.S.A.), Inc. and Ferson Optics, Inc., and Wells Fargo HSBC Trade Bank (1)

10.10	License Agreement made and entered into as of December 19, 1994, by and between EG&G, Inc. and Rapiscan Security Products, Inc. (1)

10.11	Stock Purchase Agreement dated March 5, 1997 between Industriinvestor ASA and Opto Sensors, Inc.(1)

10.12	Lease dated September 24, 1997 between the Company and D.S.A. Properties (4)

10.13	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of June 23, 1998 by and between KB Chadron Building, LLC and UDT Sensors, Inc. (5)

10.14	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of June 23, 1998 by and between Chadron II, LLC and UDT Sensors, Inc. (5)

10.15
Cooperative Research and Development Agreement dated May 13, 1998 between Rapiscan Security Products, Inc. and the Federal Aviation Administration (portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission, which request has been granted) (6)

10.16
Amended and Restated Credit Agreement entered into on September 2, 1999, by and between Sanwa Bank California and OSI Systems, Inc., UDT Sensors, Inc., Ferson Optics, Inc., Rapiscan Security Products Inc., Metorex Security Products, Inc., Silicon Microstructures, Inc. and Aristo Medical Products, Inc. (8)

10.17	Employment Agreement dated September 1, 2000 between the Company and Ajay Mehra (9)

10.18	Credit agreement, dated February 27, 2001 between the Company and Sanwa Bank California (10)

10.19*	Employment Agreement dated April 1, 2002 between the Company and Deepak Chopra

10.20*	Fourth Amendment To Credit Agreement dated June 28, 2002 between the Company and The Bank Of The West

21*	Subsidiaries of the Company

23*	Independent Auditors’ Consent

99.1*	Certification Pursuant to 18 U.S.C. Section 1350

99.2	Criminal Plea and Sentencing Agreement between UDT Sensors, Inc. and U.S. Attorney’s Office (2)

99.3	Agreement between UDT Sensors, Inc. and Department of Navy (2)

*	Filed herewith
(1)	Previously filed with the Company’s Registration Statement filed June 13, 1997.
(2)	Previously filed with the Company’s Amendment No. 1 to the Registration Statement filed August 1, 1997.
(3)	Previously filed with the Company’s Amendment No. 2 to the Registration Statement filed August 15, 1997.

(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997.
(5)	Previously filed with the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended June 30, 1998.
(6)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.
(7)	Previously filed with the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended June 30, 1999.
(8)	Previously filed with the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended June 30, 1999.
(9)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
(10)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.
(11)	Previously filed with the Company’s Registration Statement on Form 8-A filed August 1, 2000.

INDEPENDENT AUDITORS’ REPORT

OSI Systems, Inc.:

We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP
Los Angeles, California
September 25, 2002

OSI SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2002 (Dollars in Thousands, Except Share Amounts)

ASSETS (Note 4)	2001	2002
CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$4,467	$67,604
Investments (Note 1)	863	539
Accounts receivable—net of allowance for doubtful accounts of $903 and $1,485 at June 30, 2001 and 2002, respectively (Note 1)	28,437	38,812
Other receivables (Note 2)	1,552	3,103
Inventory (Note 1)	31,174	36,512
Prepaid expenses	1,009	1,008
Deferred income taxes (Notes 1 and 6)	832	2,026
Income taxes receivable (Notes 1 and 6)	310	175
Current portion of note receivable (Note 3)	450	350

Total current assets	69,094	150,129
PROPERTY AND EQUIPMENT—Net (Notes 1 and 4)	13,405	12,901
INTANGIBLE AND OTHER ASSETS—Net (Notes 1, 2 and 3)	7,371	8,264
NOTE RECEIVABLE (Note 3)	800	450
DEFERRED INCOME TAXES (Notes 1 and 6)	1,726	3,614

TOTAL	$92,396	$175,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit (Note 4)	$100
Current portion of long-term debt (Notes 1, 4 and 5)	2,625	$2,625
Accounts payable (Note 1)	10,720	13,379
Accrued payroll and related expenses	2,614	3,784
Income taxes payable (Notes 1 and 6)	1,525	2,861
Advances from customers	924	4,484
Accrued warranties	1,687	2,164
Other accrued expenses and current liabilities	2,585	5,201

Total current liabilities	22,780	34,498
LONG-TERM DEBT (Notes 1, 4 and 5)	7,003	4,463
ACCRUED PENSION (Note 12)		448
DEFERRED INCOME TAXES (Notes 1 and 6)	132	136
MINORITY INTEREST (Note 3)		79

Total liabilities	29,915	39,624

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY (Notes 8, 9 and 10):
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding at June 30, 2001 and 2002
Common stock, no par value—authorized, 40,000,000 shares; issued and outstanding, 8,462,968 and 12,806,896 shares at June 30, 2001 and 2002, respectively (Note 10)	43,567	108,141
Retained earnings	22,291	29,212
Accumulated other comprehensive loss (Note 1)	(3,377)	(1,619)

Total shareholders’ equity	62,481	135,734

TOTAL	$92,396	$175,358

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2000, 2001 AND 2002
(Dollars in Thousands, Except Per Share Amounts)

	2000	2001	2002
REVENUES (Note 1)	$110,938	$111,099	$124,230
COST OF GOODS SOLD	80,598	80,851	85,908

GROSS PROFIT	30,340	30,248	38,322

OPERATING EXPENSES:
Selling, general and administrative expenses (Notes 11 and 12)	19,828	21,572	21,647
Research and development (Note 1)	7,712	6,671	6,434
Goodwill amortization (Note 1)	529	488	402
Restructuring costs (Note 1)	1,898

Total operating expenses	29,967	28,731	28,483

INCOME FROM OPERATIONS	373	1,517	9,839
GAIN ON SALE OF SUBSIDIARY (Note 3)		2,967
GAIN ON SALE OF INVESTMENT (Note 2)		1,119
GAIN ON SALE OF MARKETABLE SECURITIES (Note 1)	309
OTHER INCOME	126
INTEREST EXPENSE (Notes 4 and 5)	(1,206)	(1,417)	(653)
INTEREST INCOME	485	422	814

INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES AND MINORITY INTEREST	87	4,608	10,000
(BENEFIT) PROVISION FOR INCOME TAXES (Notes 1 and 6)	(151)	1,250	3,000
MINORITY INTEREST IN NET LOSS (INCOME) OF SUBSIDIARY (Note 3)	389	146	(79)

NET INCOME	$627	$3,504	$6,921

EARNINGS PER COMMON SHARE (Note 1)	$0.07	$0.39	$0.63

EARNINGS PER COMMON SHARE—Assuming dilution (Note 1)	$0.07	$0.38	$0.60

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2000, 2001 AND 2002
(Dollars in Thousands, Except Share Amounts)

	Preferred		Common		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Comprehensive Income (Loss)	Total
	Number of Shares	Amount	Number of Shares	Amount
BALANCE, JUNE 30, 1999			9,647,415	$48,792	$18,160	$(1,170)		$65,782
Exercise of stock options (Note 8)			97,161	319				319
Tax benefit of stock options exercised				20				20
Shares purchased under the employee stock purchase program (Note 9)			10,674	46				46
Treasury stock purchased (Note 10)			(405,500)	(1,820)				(1,820)
Comprehensive income (loss):
Net income					627		$627	627
Other comprehensive loss—translation adjustment						$(1,253)	(1,253)	(1,253)
Unrealized loss on available for sale securities—net of tax						486	486	486

Comprehensive loss							$(140)

BALANCE, JUNE 30, 2000			9,349,750	47,357	18,787	(1,937)		64,207
Exercise of stock options (Note 8)			17,125	46				46
Shares purchased under the employee stock purchase program (Note 9)			10,093	50				50
Treasury stock purchased (Note 10)			(914,000)	(3,886)				(3,886)
Comprehensive income (loss):
Net income					3,504		$3,504	3,504
Other comprehensive loss—translation adjustment						(1,440)	(1,440)	(1,440)
Unrealized gain on available for sale securities—net of tax						100	100	100
Change in fair value of derivative instruments—net of tax						(100)	(100)	(100)

Comprehensive income							$2,064

BALANCE, JUNE 30, 2001			8,462,968	43,567	22,291	$(3,377)		$62,481
Exercise of stock options (Note 8)			554,514	5,493				5,493
Stock option compensation				47				47
Tax benefit of stock options exercised				2,160				2,160
Shares purchased under employee stock purchase program (Note 9)			22,468	71				71
Issuance of common stock and warrants under private placement (Note 10)			3,766,946	56,803				56,803
Comprehensive income (loss):
Net income					6,921		$6,921	6,921
Other comprehensive income—translation adjustment						2,235	2,235	2,235
Unrealized loss on available for sale securities—net of tax						(194)	(194)	(194)
Change in fair value of derivative instruments—net of tax						(14)	(14)	(14)
Minimum pension liability adjustment—net of tax (Note 12)						(269)	(269)	(269)

Comprehensive income							$8,679

BALANCE, JUNE 30, 2002			$12,806,896	$108,141	$29,212	$(1,619)		$135,734

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 2001 AND 2002
(Dollars in Thousands)

	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$627	$3,504	$6,921
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for losses on accounts receivable	459	490	747
Depreciation and amortization	4,039	4,129	3,930
Gain on sale of marketable securities	(309)
Gain on sale of investment		(1,119)
Minority interest in net (loss) income of subsidiary	(389)	(146)	79
Gain on sale of subsidiary		(2,967)
Tax effect of stock option benefit	20		2,160
Stock option compensation			47
Deferred income taxes	(2,187)	2,166	(2,693)
Loss on sale of property and equipment	59	174	78
Changes in operating assets and liabilities—net of business acquisitions and disposal
Accounts receivable	(1,869)	(1,328)	(9,942)
Other receivables	(82)	568	(1,455)
Inventory	(7,583)	(3,950)	(5,060)
Prepaid expenses	115	(262)	28
Accounts payable	3,774	(1,222)	2,335
Accrued payroll and related expenses	15	572	1,035
Income taxes payable	889	(21)	1,524
Advances from customers	(424)	404	3,523
Income taxes receivable	1,724	(104)	150
Accrued warranties	(172)	(105)	440
Other accrued expenses and current liabilities	23	(689)	2,396

Net cash (used in) provided by operating activities	(1,271)	94	6,243

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on the sale of investments	2,503	1,712
Purchases of investments		(1,139)
Decrease (increase) in equity investments	29	(73)	(154)
Proceeds from sale of property and equipment	305	496	99
Additions to property and equipment	(2,967)	(3,496)	(2,101)
Cash paid for business acquisition—net of cash acquired	(1,309)	(541)
Cash received for business disposition—net of disposition costs		5,961
Cash received on note receivable		929	450
Other assets	148	(65)	(816)

Net cash (used in) provided by investing activities	(1,291)	3,784	(2,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayment of) proceeds from bank lines of credit	(2,579)	(5,956)	(100)
Proceeds from long-term debt	11,500
Payments on long-term debt	(1,419)	(675)	(2,580)
Proceeds from exercise of stock options and sale of stock	365	96	5,564
Proceeds from private placement			56,803
Repurchase of treasury stock	(1,820)	(3,886)

Net cash provided by (used in) financing activities	6,047	(10,421)	59,687

EFFECT OF EXCHANGE RATE CHANGES ON CASH	166	118	(271)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	3,651	(6,425)	63,137
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,241	10,892	4,467

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,892	$4,467	$67,604

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid (received)
during the year for:
Interest	$688	$934	$(200)
Income taxes	$(594)	$(702)	$2,017
(Continued)

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 2001, AND 2002 (Dollars in Thousands)

Acquisition of Metorex Security

In July 1999, the Company paid an additional $739 related to the acquisition of Metorex International Oy (“Metorex Security”). The payment was made in lieu of contingent payments based upon future sales.

Acquisition of OSI Medical Interest

In October 1999, the Company increased its holding in OSI Medical, Inc. (“OSI Medical”), formerly TFT Medical, Inc., from 40.3% to 55.6% and changed the method of accounting for the investment from theequity method to the purchase method of accounting. In conjunction with the change in accounting, and the additional investment, the assets acquired and liabilities assumed were as follows:

Fair value of assets acquired	$662
Goodwill	1,151
Liabilities assumed	(110)
Minority interest	(535)
Initial net equity investment	(598)

Cash paid, net of cash acquired	$570

During the year ended June 30, 2001 the Company paid $282 to increase its shareholding to 74.8%.

Acquisition of Square One, Inc.

In August 2000, the Company acquired substantially all of the assets in Square One, Inc. (“Square One”) for $259, including legal and professional fees of $23, and the return of the Square One stock held by the Company with a carrying value of $259. The assets acquired were as follows:

Fair value of assets acquired	$137
Patents	381
Carrying value of Square One stock returned	(259)

Cash paid	$259

Sale of SMI

In March 2001, the Company disposed of its holdings in SMI. The assets and liabilities disposed were as follows:

Carrying value of assets disposed	$4,600
Goodwill	1,190
Carrying value of liabilities disposed	(2,796)
Gain on sale of subsidiary	2,967

Cash received—net of cash disposed	$5,961

(Concluded)

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 2001 AND 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General—OSI Systems, Inc. and its subsidiaries (collectively, the “Company”) are a vertically integrated, worldwide provider of security and inspection systems, such as security x-ray scanners and metal detectors, and medical devices. The Company also designs and manufacturers optoelectronic devices and value-added subsystems for original equipment manufacturers (“OEMs”) for use in a broad range of applications, including security, medical diagnostics, fiber optics, telecommunications, gaming, office automation, aerospace and defense electronics, computer peripherals and industrial automation.

The Company manufactures security and inspection products and markets them worldwide to end users under the “Rapiscan®,” “Secure” and “Metor” brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. In the medical field, the Company manufactures and sells bone densitometers, which are used to provide bone density measurements in the diagnosis of osteoporosis. The Company also manufactures and sells saturation of arterial hemoglobin (“SpO2”) monitors and sensors, including hand-held monitoring tools under the trade names “Dolphin 2000™.” Dolphin™ model 2100 SpO2 monitors have received regulatory approval for sale in the United States.

Consolidation—The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents—The Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

Investments—Investments consist of equity securities categorized as available-for-sale and carried at fair value. Unrealized holding gains and losses on investments are included in accumulated other comprehensive loss until realized. Fair value of investments is determined by the quoted market prices of each investment. For purposes of determining gross realized gains and losses, the cost of the securities sold is based upon specific identification. The following is a summary of available-for-sale securities classified as short-term investments as of June 30 (in thousands):

	2001	2002
Cost	$697	$697
Unrealized gain (loss)	166	(158)

	$863	$539

Realized gains on sales of available-for-sale securities amounted to $309 for the year ended June 30, 2000. There were no realized gains or losses from sales of available-for-sale securities for the years ended June 30, 2001 and 2002, respectively.

Concentrations of Credit Risk—The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its cash, cash equivalents, available-for-sale investments and accounts receivable. The Company restricts investments in cash equivalents and available-for-sale investments to financial institutions with high credit standing. At June 30, 2002, approximately 90% of the Company’s cash equivalents were held at two financial institutions. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s worldwide customer base. One customer accounted for approximately 16% and 18% of the Company’s account receivable balance as of June 30, 2001 and 2002, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.

Accounts Receivable—Accounts receivable consisted of the following at June 30 (in thousands):

	2001	2002
Trade receivables—net	$27,113	$36,306
Receivables related to long term contracts—unbilled costs and accrued profit on progress completed	1,324	2,506

Total	$28,437	$38,812

The unbilled costs and accrued profit at June 30, 2002 are expected to be entirely billed and collected during fiscal 2003.

Inventory—Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method.

Inventory consisted of the following at June 30 (in thousands):

	2001	2002
Raw materials	$16,442	$19,998
Work-in-process	6,595	8,782
Finished goods	8,137	7,732

Total	$31,174	$36,512

Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of the useful life of the asset or the lease term.

Property and equipment consisted of the following at June 30 (in thousands):

	Estimated Useful Lives	2001	2002
Land and buildings	20 years	$4,211	$4,211
Equipment	5-8 years	13,108	13,777
Leasehold improvements	5-8 years	4,564	5,197
Tooling	3 years	2,033	2,148
Furniture and fixtures	8 years	1,294	1,418
Computer	4 years	4,050	4,667
Vehicles	3 years	145	218

Total		29,405	31,636
Less accumulated depreciation and amortization		16,000	18,735

Property and equipment—net		$13,405	$12,901

Intangible and Other Assets—Intangible and other assets consisted of the following at June 30 (in thousands):

	2001	2002
Purchased software	$327	$327
Software development costs	701	895
Goodwill	6,785	7,300
Joint venture and equity investments	413	567
Deposits	137	142
Patents	455	408
Other	418	1,106

Total	9,236	10,745
Less accumulated amortization	1,865	2,481

Intangible and other assets, net	$7,371	$8,264

At June 30 goodwill consisted of the following as a result of the following acquisitions (in thousands):

	2001	2002
Acquisition of minority interests	$1,554	$1,554
Acquisition of Advanced Micro Electronics AS (“AME”)	588	588
Acquisition of Metorex Security	3,075	3,590
Acquisition of Dolphin Medical, Inc. (“Dolphin Medical”)/OSI Medical	1,433	1,433
Acquisition of Corrigan	108	108
Acquisition of Aristo	27	27

	$6,785	$7,300

Goodwill is amortized on a straight-line basis over periods ranging from 12 to 20 years.

Software development costs incurred in the research and development of software products are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility is established, certain software development costs are capitalized. The Company amortizes these costs on a straight-line basis over a two- to five-year period, once it is put into use. No software development costs were capitalized during the year ended June 30, 2000. During the years ended June 30, 2001 and 2002, the Company capitalized $113,000 and $194,000, respectively, of software development costs.

Impairment of Long-Lived Assets—The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, the Company recognizes an impairment loss based on the estimated fair value of the asset.

Income Taxes—Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of the Company’s assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash, investments, accounts receivable, accounts payable and debt instruments. The carrying values of financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of the Company’s long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates offered to the Company. The fair value of derivative instruments was $100,000 and $189,000 as of June 30, 2001 and 2002, respectively.

Derivative Instruments— Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133 did not have a material impact on the Company’s financial position or results of operations.

The Company’s use of derivatives consists of the purchase of foreign exchange contracts, in order to attempt to reduce foreign exchange transaction gains and losses, along with an interest rate swap on a variable interest rate term loan. The Company purchases forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and does not use the contracts for trading purposes. During the year ended June 30, 2002, the Company had foreign exchange contracts with notional amounts outstanding of 16,050,000 Malaysian ringgits (approximately U.S.$4,224,000). The Company entered into these contracts to hedge foreign exchange exposure on accounts receivable and payable balances in Malaysia in the event of a possible change in monetary policy in Malaysia relating to the pegging of the Malaysian ringgit to the U.S. dollar. Since the monetary policy has remained unchanged and the Malaysian ringgit is still pegged to the U.S. dollar, the forward exchange contracts have no fair values as of June 30, 2002. These contracts expire in December 2002. As of June 30,

2001, the notional amount was approximately $1,451,000 for outstanding foreign exchange contracts. The estimated fair value of foreign exchange contracts as of June 30, 2001 was approximated ($50,000). The foreign exchange contracts are effective foreign exchange hedges, and the difference in the fair value from the prior reporting period has been recorded as other comprehensive income (loss).

The Company entered into an interest rate swap to convert a portion of the Company’s variable interest rate debt into a fixed rate liability. At June 30, 2001 and 2002, the notional amount of the swap was $5,042,000 and $6,714,000, respectively, and the fair value of the swap was $(50,000) and $(189,000), respectively. The decrease in the fair value from the date of purchase of the swap to year-end is recorded in other comprehensive income (loss)—net of tax, due to the swap meeting the criteria of an effective cash flow hedge. No amounts were reclassified to earnings resulting from the ineffectiveness or discontinuation of cash flow hedges. As of June 30, 2002, the amount to be reclassified from other comprehensive income (loss) during the next 12 months is expected to be immaterial. The actual amounts that will be reclassified into earnings will vary as a result of changes in market conditions. All forward contracts, swaps and underlying transaction exposures are carried at fair value in other accrued expenses and liabilities in the accompanying consolidated balance sheets.

Revenue Recognition—The Company generally recognizes revenue upon shipment of its products and when title passes. Concurrent with the shipment of the product, the Company accrues estimated product return reserves and warranty expenses. Estimated warranty expenses are recorded on product revenues and adjusted periodically based on historical and anticipated experience. The Company has undertaken projects that include the development and construction of large complex cargo inspection systems requiring installation and customization at the customer’s site. Sales under such long-term contracts are recorded under the percentage-of-completion method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, and related interpretations. SAB 101 summarized certain of the SEC’s views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. During the fourth quarter of fiscal 2001, the Company has retroactively adopted the provisions of SAB 101 effective July 1, 2000.

Foreign Currency Translation—The accounts of the Company’s operations in Singapore, Malaysia, Norway, Finland, Canada and the United Kingdom are maintained in Singapore dollars, Malaysian ringgits, Norwegian kroner, Euro, Canadian dollars and U.K. pounds sterling, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of accumulated other comprehensive loss. Transaction losses of approximately $156,000, $288,000 and $13,000 were included in income for the years ended June 30, 2000, 2001 and 2002, respectively.

Restructuring Costs—The Company adopted a restructuring plan prior to the year ended June 30, 2000. In August 1999, the Company decided to close the operations of Osteometer in Denmark and to relocate certain of these operations to the Company’s U.S. facilities. The Company recorded $1,898,000 of restructuring costs for the year ended June 30, 2000, associated primarily with the termination of certain employees, lease commitments and other facility closure costs. The restructuring was completed in the year ended June 30, 2000, and no further costs were incurred in the years ended June 30, 2001 and 2002.

Earnings per Share—The Company has reflected the provisions of SFAS No. 128, Earnings per Share, in the accompanying consolidated financial statements for all periods presented. Earnings per common share are computed using the weighted-average number of shares outstanding during the period. Earnings per common share, assuming dilution are computed using the weighted-average number of shares outstanding during the period plus the dilutive effect of potential common stock. Potential common stock types were stock options as of June 30, 2000 and 2001 and stock options and purchase rights as of June 30, 2002.

As of June 30, 2000 and 2001, 1,019,348 and 965,104 stock options, respectively, were outstanding, but were not included in the earnings per common share, assuming dilution, calculation because to do so would have been antidilutive. As of June 30, 2002, 891,000 stock options and stock purchase rights were not included in earnings per common share, assuming dilution, calculation because to do so would have been antidilutive.

The following table reconciles the numerator and denominator used in calculating earnings per share and earnings per common share, assuming dilution, for the years ended June 30:

	2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share Income available to common shareholders	$627,000	9,375,491	$0.07
Effect of dilutive securities
Options, treasury stock method		33,916

Total	$627,000	9,409,407	$0.07

	2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share Income available to common shareholders	$3,504,000	9,093,208	$0.39
Effect of dilutive securities
Options, treasury stock method		22,465

Total	$3,504,000	9,115,673	$0.38

	2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share
Income available to common shareholders	$6,921,000	10,938,921	$0.63
Effect of dilutive securities
Options, treasury stock method		539,450

Total	$6,921,000	11,478,371	$0.60

New Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (“FASB”) issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supercedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and prohibits the amortization of all goodwill related to business combinations acquired after June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under SFAS No. 142 beginning in the first quarter of fiscal 2003. Consequently, the Company is currently evaluating the impact that the provisions of SFAS Nos. 141 and 142 will have on its financial position and results of operations.

SFAS No. 143, Accounting for Asset Retirement Obligations, which becomes effective for the Company on July 1, 2002, addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The Company does not believe that the adoption of this statement will have a significant impact on its financial position or results of operations.

SFAS No. 144, Impairment or Disposal of Long-Lived Assets, will become effective for the Company on July 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and addresses the accounting for a component of an entity which has been disposed of and which has been classified as held for sale. The Company does not believe that the adoption of this statement will have a significant impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the following pronouncements: SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 amends SFAS No. 13, Accounting for

Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.

The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early adoption encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002 with early application encouraged. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. The adoption of this statement as it relates to the rescission of SFAS No. 4 is not expected to have a significant impact on the Company’s financial position or results of operations. The adoption of all the other provisions of this statement did not have a significant impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The Company is currently assessing the effect of the adoption of SFAS No. 146 on its financial position and results of operations.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications—Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

2.    JOINT VENTURES AND EQUITY INVESTMENTS

In January 1995, the Company, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company, the Company’s chairman and the Company’s chief financial officer have a 36%, 10.5% and 4.5% ownership interest, respectively, in the joint venture. The Company’s initial investment was $108,000. For the years ended June 30, 2000, 2001 and 2002, the Company’s equity in the earnings of the joint venture amounted to $122,000, $70,000 and $154,000, respectively, and is included in selling, general and administrative expenses. During the year ended June 30, 2001, the Company increased its initial investment by $39,000. The Company’s ownership interest remained at 36% as all the shareholders increased their respective investments proportionately. The Company, the Company’s chairman and the Company’s chief financial officer collectively control less than 50% of the board of directors’ voting power in the joint venture. As a result, the Company accounts for the investment under the equity method of accounting.

The joint venture was formed for the purpose of the manufacture, assembly, service and testing of x-ray security and other products. Some of the Company’s subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products to the joint venture utilizing technology received from the subsidiary. The agreement provides for technology transfer between the Company and the joint venture, subject to certain restrictions.

During the years ended June 30, 2000, 2001 and 2002, the Company earned a technical fee from the joint venture in the amount of $150,000, $240,000 and $35,000, respectively. At June 30, 2001 and 2002, $240,000 and $275,000, respectively, were unpaid and included in other receivables in the accompanying consolidated financial statements.

In August 1999, the Company invested $315,000, including professional fees associated with the investment, in Square One. The Company’s investment, including goodwill of $242,000, was accounted for under the equity method and included in other assets in the accompanying consolidated financial statements. The Company’s equity share in the losses of the investment for the years June 30, 1999 and 2000 amounted to $1,000 and $39,000, respectively, and is included in selling, general and administrative expenses. Square One developed and manufactured infrared-based patient monitoring medical devices and subsystems.

In August 2000, the Company acquired substantially all of the assets of Square One, Inc. for $259,000, including professional fees, a $30,000 advance on future royalties, the return of the Square One stock held by the Company, and an agreement to pay royalties equal to 10% of net sales of the Square One products in the next five years, up to a maximum of $1,000,000.

During the year ended June 30, 2001 the Company sold an equity investment with a carrying value of $300,000 for total consideration of $1,419,000, resulting in a pre-tax gain of $1,119,000.

3.    ACQUISITIONS AND DISPOSITIONS

During the year ended June 30, 1999, the Company invested $1,002,000, including professional fees associated with the acquisition, in OSI Medical for an initial equity share of 40.3%. The Company’s initial investment, including goodwill of $740,000, was accounted for under the equity method for the year ended June 30, 1999.

In October 1999, the Company acquired an additional 15.3% equity interest in OSI Medical for $1,225,000, including professional fees associated with the acquisition. The additional equity investment increased the Company’s equity share in OSI Medical to 55.6%, which includes total goodwill of $1,151,000. The excess of the purchase price over the fair value of the net assets acquired is being amortized over 20 years. The Company’s equity in the losses for the three months ended September 30, 1999 is $89,000 and is included in selling, general and administrative expenses. The Company changed the method of accounting for OSI Medical from the equity to the purchase method of accounting in October 1999. During April 2000, the Company also received five-year warrants (subject to earlier termination upon the occurrence of certain events) to acquire up to 1,110,000 additional OSI Medical shares at a purchase price of $1.35 per share. The warrants were first exercisable commencing on April 12, 2001. Had the acquisition occurred as of July 1, 1998, pro forma consolidated sales, net income and net income per share would not have been materially different than the amounts reported for the periods presented.

In October 2000 and May 2001, the Company invested an additional $182,000 and $100,000, respectively, to increase the Company’s equity percentage to 74.8%. The additional investment is included in the goodwill balance and is being amortized over 20 years. The Company merged OSI Medical into a newly formed subsidiary, Dolphin Medical, in March 2002. Dolphin Medical was formed in September 2001 when the medical device business of the Company’s UDT Sensors, Inc. subsidiary was contributed to Dolphin Medical in exchange for stock in Dolphin Medical. The Company’s equity percentage in Dolphin Medical after the OSI Medical merger is 93.7%.

On March 31, 2001, the Company sold all the outstanding common stock of its subsidiary, SMI, to Elmos Semiconductor AG, in Germany, for $6,000,000 in cash. The intercompany loan that SMI held with the Company, at the date of the sale, was converted into a note for a total of $2,179,000. At June 30, 2002, the outstanding amount of the note receivable was $800,000. As part of the sales agreement, the Company entered into a three-year commitment to supply certain products and manufacturing facilities to SMI. In July 2002, SMI served a notice to the Company terminating the commitment.

4.    LINE-OF-CREDIT BORROWINGS

The Company maintains a credit agreement with a U.S. bank, which provides for a $22,000,000 line of credit that includes a revolving line, letter-of-credit, acceptance and foreign exchange facility. The agreement provides that the aggregate principal balance of all advances under the various facilities shall not exceed the total balance available under the line of credit. In addition, the Company has a $10,500,000 term loan facility and a $4,000,000 letter of credit facility secured by cash. Borrowings under the line of credit bear interest at the bank’s variable reference rate plus a margin (7% and 4.75% at June 30, 2001 and 2002, respectively) or, at the Company’s option, at a fixed rate as quoted by the bank upon request for specific advances.

The credit agreement expires in November 2003. Borrowings under the credit agreement are collateralized by substantially all of the assets of the Company’s U.S. subsidiaries. At June 30, 2002, there were no amounts outstanding under the line of credit and foreign exchange facilities. At June 30, 2002, approximately $8,800,000 was issued and outstanding under letters of credit and $7,049,000 was outstanding under the term loan (see Note 5). No amounts were outstanding under the letter of credit facility secured by cash. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain financial ratios. The Company was in compliance with the covenants at June 30, 2002.

Opto Sensors Pte. Ltd. (“OSP”) has a line of credit agreement with a Singapore bank that provides for an accounts receivable discounting facility of up to 2,600,000 Singapore dollars (approximately U.S.$1,471,000 at June 30, 2002). Borrowings under the line of credit bear interest at the bank’s prime rate (6.75% and 5.5% at June 30, 2001 and 2002, respectively) plus 1.0%. Borrowings under the line of credit are collateralized by certain assets of OSP and are guaranteed by certain officers of the Company. Borrowings secured by intercompany receivables are guaranteed by the Company. At June 30, 2002, there were no amounts outstanding under the revolving line of credit. The above facility expires in April 2003.

AME has a loan agreement with a Norwegian bank that provides for revolving line-of-credit borrowings up to 10,000,000 Norwegian kroner (approximately U.S.$1,333,000 at June 30, 2002). Borrowings under the line of credit bear interest at a variable rate, which was 9% and 8% at June 30, 2001 and 2002, respectively. Interest is payable quarterly. Borrowings under the line of credit are collateralized by certain AME assets. At June 30, 2002, there were no amounts issued and outstanding under the line of credit. The above facility expires in January 2003.

Rapiscan U.K. has a loan agreement with a U.K. bank that provides for an overdraft facility up to a maximum amount of 2,000,000 pounds sterling (approximately U.S.$3,100,000 million at June 30, 2002) outstanding at any one time, which amounts are secured by certain assets of Rapiscan U.K. At June 30, 2002, no amounts were outstanding under the overdraft facility. Outstanding borrowings bear interest at a base rate (5.25% and 4.0% at June 30, 2001 and 2002, respectively) plus 1.35% per annum. The agreement also provides for a 2,000,000 pounds sterling (approximately U.S.$3,100,000 at June 30, 2002) facility for tender and performance bonds and a 2,000,000 pounds sterling (approximately U.S.$3,100,000 at June 30, 2002) facility for the purchase of foreign exchange contracts. These facilities are secured by certain assets of Rapiscan U.K., and the Company has guaranteed Rapiscan U.K.’s obligation under these facilities up to $1,500,000. As of June 30, 2002, approximately $2,900,000 was outstanding under the performance bond facility, relating to a certain long-term construction project. The above facilities expire in March 2003.

Opto Malaysia has a loan agreement with a Malaysian bank that provides for a revolving line of credit up to 3,000,000 Malaysian ringgits (approximately U.S.$789,000 at June 30, 2002). Borrowings under the line of credit bear interest at the bank’s base lending rate (6.75% and 6.74% at June 30, 2001 and 2002, respectively) plus 1.75%. Interest is payable monthly. At June 30, 2002, no amounts were outstanding under this line of credit. Borrowings under this agreement are secured by certain assets of the subsidiary and guaranteed by the Company. The above facility expires in January 2003.

Opto Malaysia has a loan agreement with a Malaysian bank, which provides for 10,000,000 Malaysian ringgits (approximately U.S.$2,600,000 at June 30, 2002) under a performance bond facility. As of June 30, 2002, $2,600,000 was outstanding under this facility. The agreement also provides for overdraft borrowings up to 2,000,000 Malaysian ringgits (approximately U.S.$526,000 at June 30, 2002). Borrowings under the overdraft facility bear interest at the bank’s base lending rate (6.8% and 6.4% at June 30, 2001 and 2002, respectively) plus 1.75%. At June 30, 2002, no amounts were outstanding under the facility. At June 30, 2001, $100,000 was outstanding under the overdraft facility. The agreement also provides for a 5,700,000 Malaysian ringgits (approximately U.S.$1,500,000 at June 30, 2002) facility for the purchase of forward exchange contracts. At June 30, 2002, foreign exchange contracts with notional amounts of $4,372,000 were outstanding and the bank applied $1.1 million of the notional amount against the foreign exchange facility. Borrowings under this agreement are secured by certain assets of the subsidiary and are guaranteed by the Company. The above facility expires in October 2002.

Metorex Security, Finland, has a loan agreement with a Finnish bank that provides for €350,000 (approximately U.S.$347,000 at June 30, 2002) under a tender and performance bond facility. As of June 30, 2002, $268,000 was outstanding under this facility. The agreement also provides for a foreign currency overdraft facility up to €700,000 (approximately U.S.$693,000 at June 30, 2002). At June 30, 2002, no amounts were outstanding under the facility. Borrowings under facilities bear interest rate at the bank’s prime lending rate (4.75% at June 30, 2001 and 2002, respectively) plus 1.0%. The above facilities expire in March 2003.

5.    LONG-TERM DEBT

Long-term debt consisted of the following at June 30 (in thousands):

	2001	2002
Four-year term loan payable in monthly installments of $114,583 until paid in full on February 1, 2005. Interest is due monthly at a rate of 5.26%	$5,042	$3,667
Four-year term loan payable in monthly installments of $104,167 until paid in full on February 1, 2005. Interest is due monthly at a rate of 4.7%	4,583	3,382
Other	3	39

	9,628	7,088
Less current portion of long-term debt	2,625	2,625

Long-term portion of debt	$7,003	$4,463

Fiscal year principal payments of long-term debt as of June 30, 2002 are as follows (in thousands):

2003	$2,625
2004	2,664
2005	1,799

Total	$7,088

6.    INCOME TAXES

For financial reporting purposes, income before (benefit) provision for income taxes and minority interest includes the following components (in thousands):

	2000	2001	2002
Pre-tax (loss) income:
United States	$(3,915)	$290	$1,236
Foreign	4,002	4,318	8,764

Total pre-tax income	$87	$4,608	$10,000

The Company’s (benefit) provision for income taxes is composed of the following (in thousands):

	2000	2001	2002
Current:
Federal	$953	$(1,965)	$859
State	(3)	38	183
Foreign	1,066	1,011	2,491

	2,016	(916)	3,533
Tax effect of stock option benefits	20		2,160
Deferred	(2,187)	2,166	(2,693)

Total (benefit) provision for income taxes	$(151)	$1,250	$3,000

The Company does not provide for U.S. income taxes on the undistributed earnings of the foreign subsidiaries, as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time. At June 30, 2002, undistributed earnings of the foreign subsidiaries amounted to approximately $27,903,000. It is not practical to determine the amount of income or withholding tax that would be payable upon the remittance of these earnings.

Deferred income tax assets (liabilities) at June 30 consisted of the following (in thousands):

	2001	2002
Deferred income tax assets:
State income tax credit carryforwards	$1,052	$1,474
Federal income tax credit carryforwards	1,197	1,286
Net operating loss carryforwards	459	2,104
Revitalization zone deductions	1,111	1,111
Allowance for doubtful accounts	360	524
Inventory reserve	307	743
Other assets	2,218	2,857

Total deferred income tax assets	6,704	10,099
Valuation allowance	(2,889)	(3,076)

Net deferred income tax assets	3,815	7,023

Deferred income tax liabilities:
Depreciation	(144)	(163)
State income taxes	(945)	(1,191)
Other liabilities	(300)	(165)

Total deferred income tax liabilities	(1,389)	(1,519)

Net deferred income taxes	$2,426	$5,504

As of June 30, 2002, the Company has federal and state net operating loss carryforwards of approximately $5,424,000 and $2,321,000, respectively. The Company’s federal and state net operating losses will begin to expire in the tax years ending June 30, 2020 and 2004, respectively.

The Company also has federal and state credit carryforwards, including revitalization zone deductions, of approximately $1,286,000 and $2,585,000, respectively. The Company’s federal and state credit carryforwards will begin to expire in tax years ending June 30, 2004 and 2007, respectively.

The Company has established a valuation allowance in accordance with the provisions of SFAS No. 109. The valuation allowance primarily relates to the net operating loss of a subsidiary, subject to Separate Return Limitation Year rules, state deferred income tax assets, and credit carryforwards. The Company continually reviews the adequacy of valuation allowances and releases the allowances when it is determined that is more likely than not that the benefits will be realized. During fiscal 2001 and 2002, the valuation allowance was increased by $2,199,000 and $187,000, respectively.

The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	2000	2001	2002
(Benefit) provision for income taxes at federal statutory rate	(35.0)%	35.0%	35.0%
State income tax credits—net of federal benefit	299.6	(0.6)	(0.4)
Nontaxable earnings of foreign sales corporation	(91.4)
Research and development tax credits	(95.5)	(2.2)	(2.0)
Foreign income subject to tax at other than federal statutory rate	1,020.2	(11.3)	(5.6)
Nondeductible expenses	(144.8)	3.1	1.1
Sale of subsidiary		(3.8)
Other	(4.2)	0.2
Change in valuation allowance	(778.5)	47.7	1.9
Release of income tax contingencies		(41.0)

Effective income tax rate	170.4%	27.1%	30.0%

7.    COMMITMENTS AND CONTINGENCIES

The Company leases some of its production and office facilities and certain equipment under various operating leases. Most of these leases provide for increases in rents based on the Consumer Price Index and include renewal options ranging from two to ten years. Future minimum lease payments under such leases as of June 30, 2002 are as follows (in thousands):

2003	$1,149
2004	814
2005	759
2006	671
2007	403
2008 and thereafter	1,101

Total	$4,897

Total rent expense included in the accompanying consolidated financial statements was $2,010,000, $1,356,000 and $1,323,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

The Company is involved in various claims and legal proceedings arising out of the conduct of its business. In the opinion of the Company’s management after consultation with outside legal counsel, the ultimate disposition of such proceedings will not have an materially adverse effect on the Company’s financial position or future results of operations.

8.    STOCK OPTIONS

The Company has two stock option plans. Under the 1987 plan, 1,050,000 shares of common stock have been reserved for the issuance of incentive stock options to key employees, directors and officers of the Company. The price, terms and conditions of each issuance are determined by the board of directors with the advice of and input from the Compensation Committee.

The 1997 plan was established in May 1997 and authorizes the grant of up to 850,000 shares of the Company’s common stock in the form of incentive and nonqualified options. The authorized shares under the 1997 plan were increased to 1,850,000 in September 2000. Employees, officers and directors are eligible under this plan, which is administered by the board of directors, who determine the terms and conditions of each grant, with the advice of and input from the Compensation Committee. The exercise price of nonqualified options may not be less than 85% of the fair market value of the Company’s common stock at the date of grant. The exercise price of incentive stock options may not be less than the fair market value of the Company’s common stock at the date of grant. The exercise price of incentive stock options granted to individuals that own greater than 10% of the Company’s voting stock may not be less than 110% of the fair market value of the Company’s common stock at the date of grant.

Exercise periods for incentive and nonqualified options granted under this plan may not exceed five years from the grant date.

The following summarizes stock option activity for the years ended June 30:

		Option Price
	Number of Options	Weighted Average	Total
Outstanding, June 30, 1999	807,862	$8.87	$7,162,000
Granted	365,750	7.91	2,894,000
Exercised	(97,161)	3.29	(319,000)
Canceled	(23,188)	8.23	(191,000)

Outstanding, June 30, 2000	1,053,263	9.06	9,546,000
Granted	291,350	4.31	1,256,000
Exercised	(17,125)	2.68	(46,000)
Canceled	(75,532)	7.75	(586,000)

Outstanding, June 30, 2001	1,251,956	8.12	10,170,000
Granted	477,225	14.47	6,906,000
Exercised	(554,514)	9.91	(5,493,000)
Canceled	(28,055)	11.62	(326,000)

Outstanding, June 30, 2002	1,146,612	9.82	$11,257,000

The following summarizes pricing and term information for options outstanding as of June 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2002	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable at June 30, 2002	Weighted-Average Exercise Price
$3.13 to $3.13	168,975	3.9	$3.13	32,400	$3.13
3.44 to 5.00	176,975	4.1	3.99	16,250	3.51
6.56 to 7.00	153,850	1.9	6.96	88,850	6.93
7.7 to 9.48	274,437	2.9	8.42	88,375	8.37
10.00 to 11.01	50,875	0.9	10.11	50,875	10.11
14.76 to 19.95	321,500	4.7	19.06

$3.13 to $19.95	1,146,612	3.5	$9.82	276,750	$7.33

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The estimated fair value of options granted during fiscal 2000, 2001 and 2002 pursuant to SFAS No. 123 was approximately $867,000, $1,000,000 and $2,360,000, respectively. Had the Company adopted SFAS No. 123, pro forma net income would have been $23,000, $2,774,000 and $5,269,000 and pro forma diluted net income per share would have been $0.00, $0.30 and $0.46 for fiscal 2000, 2001 and 2002, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0% and volatility of 92% in fiscal 2002 (in 2001 and 2000, 104% and 109%, respectively), a risk-free interest rate of 4.20% in fiscal 2002 (in 2001 and 2000, 5.14% and 6.39%, respectively) and expected option lives of five years.

The Company accounts for stock options issued to consultants in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. During fiscal 2002, the Company granted consultants 15,000 common stock options at a weighted-average exercise price of $12.02 for services to be rendered in the future. In each period in which the option shares are earned, stock option compensation will be recorded. Stock option compensation to consultants in fiscal 2002 amounted to $47,000 and is included in selling, general and administrative expenses for the year ended June 30, 2002. The fair value of each option grant was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected option lives of five years, dividend yield of 0%, volatility of 92% and a risk-free interest rate of 3.9%.

9.    EMPLOYEE STOCK PURCHASE PROGRAM

In August 1998, the board of directors adopted the Company’s Employee Stock Purchase Plan (the “1998 Plan”). The 1998 Plan, which was approved by the Company’s shareholders in November 1998, provides persons who have been regular employees of the Company or its U.S. subsidiaries for at least six months and who meet certain other criteria, the opportunity to purchase through regular payroll deductions up to an aggregate of 200,000 shares of common stock. The 1998 Plan is administered by the board of directors or a committee of the board. The 1998 Plan qualifies as an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code.

To participate in the 1998 Plan, eligible employees submit a form to the Company’s payroll office authorizing payroll deductions in an amount between 1% and 10% of the employee’s regular annual pay. At the end of each offering period, initially set at six months duration, the aggregate amount deducted from each participating employee’s paycheck is applied to the purchase of a whole number of shares of common stock, with any sums remaining being returned to the employee. No interest accrues on payroll deductions. The purchase price of the common stock is 85% of the lesser of the fair market value of the common stock (as determined by the board of directors) on the first day or the last day of the offering period. If the aggregate number of shares of common stock that all participants elect to purchase during any offering period is greater than the number of shares remaining available for issuance under the 1998 Plan, the remaining shares will be allocated pro rata among participants. Notwithstanding any of the foregoing, no employee may purchase common stock under the 1998 Plan if (i) after any such purchase, the employee would own 5% or more of the total combined voting power or value of all classes of the Company’s stock on a consolidated basis, or (ii) the rights to purchase common stock under the 1998 Plan and all other qualified employee stock purchase plans of the Company or any of its subsidiaries granted to that employee would exceed $25,000 per calendar year.

A participant may elect to withdraw from the 1998 Plan at any time up to the last day of an offering period by filing a form to such effect. Upon withdrawal, the amount contributed to the employee will be refunded in cash, without interest. Any person withdrawing may not participate again in the 1998 Plan until the end of one complete offering period. Termination of a participant’s employment for any reason shall be treated as a withdrawal.

The 1998 Plan purchased 10,093 shares of common stock, for a total of $50,000 during the year ended June 30, 2001, and an additional 22,468 shares of common stock for a total of $71,000 during the year ended June 30, 2002. The Company’s liability to the 1998 Plan was $45,000 and $1,000 at June 30, 2001 and 2002, respectively.

10.    SHAREHOLDERS’ EQUITY

In March 1999, the board of directors instituted a treasury stock program under which the Company is authorized to purchase up to a total of 2,000,000 shares. The Company purchased 405,500 shares at a cost of $1,820,000 during fiscal 2000 and an additional 914,000 shares for $3,886,000 during fiscal 2001. The Company retires the treasury shares as they are repurchased, and they are disclosed as a deduction from common shares in the accompanying consolidated financial statements.

In November 2001, the Company issued and sold an aggregate of 1,696,946 shares of its common stock in a private placement to institutional investors for an aggregate sales price of $19.9 million. After placement agents’ commission and expenses, net proceeds to the Company were $18.5 million. In connection with the transactions, Roth Capital Partners received warrants to purchase 84,847 shares of the Company at $15.00 per share, exercisable at any time in full or part after May 13, 2002 and no later than May 13, 2005. The fair value of the warrants was estimated at $806,000 using the Black-Scholes option pricing model with the following weighted-average assumptions: expected option life of three and one-half years, dividend yield of 0%, volatility of 92% and a risk-free interest rate of 4.06%. The fair value of these warrants is included with the proceeds from the private placement under the common shares balance as of June 30, 2002. The Company filed a registration statement on Form S-3 with the SEC on November 19, 2001 for the purpose of registering these securities.

In December 2001, the Company issued and sold an aggregate of 2,070,000 shares of its common stock in a private placement to institution investors for an aggregate sales price of $40.4 million. After placement agent commission and expenses, net proceeds to the Company were $38.3 million. Roth Capital Partners acted as placement agent in the transaction. As part of the transaction, the Company issued to the investors warrants to purchase 517,500 additional shares of the Company at an exercise price of $23.47 per share exercisable at any time in full or part no later than December 10, 2008. In connection with the transaction, Roth Capital Partners received warrants to purchase 103,500 shares of the Company at an exercise price of $23.47 per share exercisable at any time in full or part no later than December 10, 2008. The fair value of the warrants was estimated at $10,229,000 using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected option life of seven years, dividend yield of 0%, volatility of 92% and a risk-free interest rate of 5.42%. The fair value of these warrants is included with the proceeds from the private placement under the common shares balance as of June 30, 2002. The Company filed a registration statement on Form S-3 with the SEC on December 14, 2001 for the purpose of registering these securities.

11.    RELATED-PARTY TRANSACTIONS

The Company contracts with entities affiliated by common ownership to provide messenger service and auto rental and printing services. The Company also contracts for professional services from a firm that has a partner serving as a member of the Company’s board of directors. Included in cost of sales, selling, general and administrative expenses for the years ended June 30, 2000, 2001 and 2002 are approximately $90,000, $112,000 and $107,000 for messenger service and auto rental; $46,000, $178,000 and $100,000 for printing services; and $9,000, $0 and $14,000 for professional services, respectively.

12.    EMPLOYEE BENEFIT PLANS

OSI Systems, Inc. has a qualified employee retirement savings plan. The plan provides for a contribution by the Company, which is determined annually by the board of directors. In addition, the plan permits voluntary salary reduction contributions by employee. The Company contributed $0, $95,000 and $93,000 to the plan for the years ended June 30, 2000, 2001 and 2002.

During 1993, a subsidiary in the United Kingdom (Rapiscan U.K.) transferred its existing employees from their former owner’s plan to a new plan, the Rapiscan U.K. Defined Benefit Plan, which covers certain Rapiscan U.K. employees. The benefits under this plan are based on years of service and the employees’ highest 12 months’ compensation during the last five years of employment.

Rapiscan U.K.’s funding policy is to make the minimum annual contributions required by applicable regulations based on an independent actuarial valuation sufficient to provide for benefits accruing after that date. The following provides a reconciliation of the changes in the plan’s benefit obligation and fair value of assets over two years, and a statement of the funded status as of June 30, 2001 and 2002, respectively.

	2001	2002
Change in benefit obligation
Benefit obligation beginning of year	$2,808	$2,686
Translation adjustment	(247)	190
Service costs	56	58
Interest cost	173	181
Plan participants’ contributions	16	18
Actuarial (gain) loss	(120)	214
Benefits paid		(119)

Benefit obligation at the end of the year	2,686	3,228

Change in plan assets
Fair value of plan assets at beginning of year	2,967	2,536
Translation adjustment	(250)	178
Actual return on plan assets	(301)	(124)
Company contributions	104	205
Plan participants’ contributions	16	17
Benefits paid		(119)

Fair value of plan assets at end of year	2,536	2,693

Funded status	(150)	(535)
Unrecognized net actuarial loss	150	87

Net amount recognized	$—	$(448)

Amount recognized in balance sheet consist of:

Accumulated other comprehensive income	$—	$(448)

Weighted average assumptions at year-end
Discount rate	6.25%	6.00%
Expected return on plan assets	6.70%	6.70%
Rate of compensation increase	4.00%	4.00%

	2000	2001	2002
Net periodic benefit costs
Service costs	$61	$53	$58
Interest costs	188	169	193
Expected return on plan assets	(191)	(165)	(175)
recognized actuarial loss			35

Net periodic benefit cost	$58	$57	$111

During 2000, AME established a defined contribution plan. The plan provides for contributions by AME at a fixed percentage of employee salaries. Contributions made during the years ended June 30, 2000, 2001 and 2002 by AME were approximately $130,000, $38,000 and $107,000, respectively.

13.    UNAUDITED QUARTERLY RESULTS

The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2001 and 2002 (in thousands):

	Quarter Ended
	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001
	(Unaudited)
Revenues	$24,884	$27,996	$29,379	$28,840
Costs of goods sold	17,941	20,046	21,506	21,358

Gross profit	6,943	7,950	7,873	7,482

Operating expenses:
Selling, general and administrative expenses	5,617	5,583	5,258	5,114
Research and development	1,715	1,502	1,765	1,689
Goodwill amortization	128	129	132	99

Total operating expenses	7,460	7,214	7,155	6,902

(Loss) income from operations	(517)	736	718	580
Gain on sale of subsidiary (1)			2,967
Gain on sale of investment (2)				1,119

(Loss) income from operations	(517)	736	3,685	1,699
Interest expense—net	304	285	276	130

(Loss) income before (benefit) provision for income taxes and minority interest	(821)	451	3,409	1,569
(Benefit) provision for income taxes	(170)	100	869	451
Minority interest in net loss of subsidiary	146

Net (loss) income	$(505)	$351	$2,540	$1,118

(Loss) earnings per common share	$(0.05)	$0.04	$0.28	$0.13

(Loss) earnings per common share, assuming dilution	$(0.05)	$0.04	$0.28	$0.13

(1)	Represents the gain on sale of SMI.
(2)	Represents gain on sale of an equity investment.

	Quarter Ended
	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002
	(Unaudited)
Revenues	$26,455	$30,044	$32,134	$35,597
Costs of goods sold	19,449	21,172	21,721	23,566

Gross profit	7,006	8,872	10,413	12,031

Operating expenses:
Selling, general and administrative expenses	4,584	5,308	5,493	6,262
Research and development	1,575	1,581	1,706	1,572
Goodwill amortization	101	101	101	99

Total operating expenses	6,260	6,990	7,300	7,933

Income from operations	746	1,882	3,113	4,098

Interest (expense) income—net	(159)	(72)	180	212

Income before provision for income taxes and minority interest	587	1,810	3,293	4,310
Provision for income taxes	177	525	933	1,365
Minority interest in net income of subsidiary			(65)	(14)

Net income	$410	$1,285	$2,295	$2,931

Earnings per common share	$0.05	$0.12	$0.18	$0.23

Earnings per common share, assuming dilution	$0.05	$0.12	$0.17	$0.22

14.    SEGMENT INFORMATION

The Company has adopted SFAS No. 131, Segment Disclosure. The Company has reflected the provisions of SFAS No. 131 in the accompanying consolidated financial statements for all periods presented. The Company operates in two identifiable industry segments, a) optoelectronic and silicon pressure-sensor devices and subsystems, medical imaging systems, and b) security and inspection products. For the years ended June 30, 2000, 2001 and 2002, external revenues from optoelectronic and silicon pressure-sensor devices, subsystems and medical imaging systems were $63,791, $59,278 and $50,802, respectively. Revenues from security and inspection systems were $47,147, $51,821 and $73,428 for the years ended June 30, 2000, 2001 and 2002, respectively.

Segment information is provided by geographic area. As discussed in Note 1, the Company is vertically integrated and is sharing common resources and facilities. Therefore, with the exception of external revenues, meaningful information is not available by industry or product segment.

The Company’s operating locations include the North America (United States and Canada), Europe (United Kingdom, Finland and Norway) and Asia (Singapore and Malaysia). The Company’s operations and identifiable assets by geographical area are as follows for the years ended June 30 (in thousands):

	2000
	North America	Europe	Asia	Eliminations		Consolidated
Revenues:
Product revenues	$62,883	$35,782	$8,284			$106,949
Service revenues	1,130	2,859				3,989
Transfer between geographic areas	7,709	4,679	20,687		$(33,075)

Net revenues	$71,722	$43,320	$28,971		$(33,075)	$110,938

(Loss) income from operations	$(3,156)	$(927)	$5,362		$(906)	$373

Identifiable assets	$164,384	$31,195	$21,221		$(113,777)	$103,023

Capital expenditure	$1,926	$404	$637	$		$2,967

Depreciation	$2,321	$445	$325	$		$3,091

	2001
	North America	Europe	Asia	Eliminations		Consolidated
Revenues:
Product revenues	$77,769	$23,293	$6,137			$107,199
Service revenues	1,225	2,675				3,900
Transfer between geographical areas	9,508	4,404	27,780		$(41,692)

Net revenues	$88,502	$30,372	$33,917		$(41,692)	$111,099

(Loss) income from operations	$(3,490)	$800	$4,198		$9	$1,517

Identifiable assets	$155,990	$22,068	$23,583		$(109,245)	$92,396

Capital expenditure	$2,261	$330	$905	$		$3,496

Depreciation	$2,154	$823	$547	$		$3,524

	2002
	North America	Europe	Asia	Eliminations		Consolidated
Revenues:
Product revenues	$81,076	$28,843	$9,176			$119,095
Service revenues	1,484	3,505	146			5,135
Transfer between geographical areas	8,160	5,264	34,443		$(47,867)

Net revenues	$90,720	$37,612	$43,765		$(47,867)	$124,230

Income (loss) from operations	$1,544	$2,681	$6,412		$(798)	$9,839

Identifiable assets	$298,763	$30,597	$33,331		$(187,333)	$175,358

Capital expenditure	$1,028	$568	$505	$		$2,101

Depreciation	$2,084	$867	$450	$		$3,401

15.    SUBSEQUENT EVENTS

In July 2002, the Company acquired substantially all the assets of Thermo Centro Vision, Inc. (“Centro Vision”), an optoelectronic subsystems designer and manufacturer based in Ventura County, California, for an initial purchase price of $1.45 million. The acquisition was made through a newly formed, wholly owned subsidiary, Centro Vision. The Company may pay up to an additional $800,000 in cash at a later date based on future sales by Centro Vision.

In July 2002, the Company purchased from Imagis Technologies, Inc. (“Imagis”) 1,166,667 shares of its common stock (approximately 6% of its outstanding stock), 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its presently outstanding stock) at a price of $1.50 per share, and certain ancillary rights for $1.75 million. Imagis develops facial recognition software for security applications.

******

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Deductions- Write-offs (Recoveries)	Balance at end of period
Balance for doubtful accounts:
Year ended June 30, 2000	$860	$459	—	$464	$855

Year ended June 30, 2001	$855	$490	—	$442	$903

Year ended June 30, 2002	$903	$747	—	$165	$1,485

Balance for accrued Warranties:
Year ended June 30, 2000	$1,984	$187	—	$366	$1,805

Year ended June 30, 2001	$1,805	$468	—	$498	$1,687

Year ended June 30, 2002	$1,687	$1669	—	$1191	$2,164

II-1