Form 10-Q
period 2002-09-30
OSI SYSTEMS INC
filed 2002-11-08
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 0-23125

OSI SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

California	33-0238801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12525 Chadron Avenue Hawthorne, California 90250
(Address of principal executive offices)

Registrant’s telephone number, including area code: (310) 978-0516

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes	☒	No	☐

As of November 5, 2002 there were 14,083,293 shares of common stock outstanding.

OSI SYSTEMS, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2002	June 30, 2002

ASSETS

Current Assets:
Cash and cash equivalents	$67,242	$67,604
Investments	410	539
Accounts receivable, net of allowance for doubtful accounts of $1,644 and $1,485 at September 30, 2002 and June 30, 2002, respectively	37,692	38,812
Current portion of note receivable	350	350
Other receivables	4,847	3,103
Inventory	43,042	36,512
Prepaid expenses	1,021	1,008
Deferred income taxes	2,399	2,026
Prepaid income taxes	795	175

Total current assets	157,798	150,129
Property and Equipment, net	13,105	12,901
Goodwill	6,085	5,690
Intangible assets, net	984	823
Other assets, net	3,772	1,751
Note receivable	450	450
Deferred income taxes	3,787	3,614

Total	$185,981	$175,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$476
Current portion of long-term debt	2,625	$2,625
Accounts payable	14,950	13,379
Accrued payroll and related expenses	4,373	3,784
Income taxes payable	4,913	2,861
Advances from customers	7,783	4,484
Accrued warranties	2,426	2,164
Other accrued expenses and current liabilities	5,129	5,201

Total current liabilities	42,675	34,498
Long-term debt	3,802	4,463
Other long term liabilities	448	448
Deferred income taxes	136	136
Minority interest	84	79

Total liabilities	47,145	39,624
Shareholders’ Equity
Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at September 30, 2002 and June 30, 2002, respectively
Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding 12,822,395 and 12,806,896 shares at September 30, 2002 and June 30, 2002, respectively	108,289	108,141
Retained earnings	32,413	29,212
Accumulated other comprehensive loss	(1,866)	(1,619)

Total shareholders’ equity	138,836	135,734

Total	$185,981	$175,358

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three months ended September 30,

	2002	2001

Revenues	$37,101	$26,455
Cost of goods sold	24,121	19,449

Gross profit	12,980	7,006
Operating expenses:
Selling, general and administrative	6,819	4,584
Research and development	1,546	1,575
Goodwill amortization		101

Total operating expenses	8,365	6,260

Income from operations	4,615	746
Interest (income) expense, net	(174)	159

Income before provision for income taxes and minority interest	4,789	587
Provision for income taxes	1,583	177

Income before minority interest	3,206	410
Minority interest	(5)

Net income	$3,201	$410

Earnings per common share	$0.25	$0.05

Earnings per common share -assuming dilution	$0.24	$0.05

Weighted average shares outstanding -assuming dilution	13,356,008	8,606,834

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$3,201	$410
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	143	212
Depreciation and amortization	860	927
Deferred income taxes	173	90
Loss on sale of property and equipment		34
Minority interest	5
Changes in operating assets and liabilities:
Accounts receivable	1,382	(1,318)
Other receivables	(1,710)	252
Inventory	(5,741)	1,262
Prepaid expenses	30	(249)
Accounts payable	1,350	(817)
Accrued payroll and related expenses	511	(144)
Income taxes payable	1,750	(81)
Prepaid Income taxes	(619)	(401)
Advances from customers	3,290	(379)
Accrued warranty	189	(88)
Other accrued expenses and current liabilities	(63)	458

Net cash provided by operating activities	4,751	168

Cash flows from investing activities:
Purchases of property and equipment	(731)	(308)
Proceeds from sale of property and equipment	—	39
Cash paid for business acquisitions, net of cash acquired	(1,450)
Purchase of equity investments	(2,525)
Other assets	(469)	(44)

Net cash used in investing activities	(5,175)	(313)

Cash flows from financing activities:
Net proceeds from bank lines of credits	475	1,246
Payments on long-term debt	(661)	(657)
Proceeds from exercise of stock options and warrants	148	61

Net cash (used in) provided by financing activities	(38)	650

Effect of exchange rate changes on cash	100	(36)

Net (decrease) increase in cash and cash equivalents	(362)	469
Cash and cash equivalents, beginning of period	67,604	4,467

Cash and cash equivalents, end of period	$67,242	$4,936

Supplemental disclosures of cash flow information - Cash paid/(received) during the period for:
Interest, net	$(209)	$109
Income taxes	$344	$630

In connection with the acquisition of Centro Vision, assets acquired and liabilities assumed were as follows:

Fair value of assets acquired	$1,461
Goodwill	399
Liabilities assumed	(410)

Cash paid	$1,450

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - OSI Systems, Inc. and its subsidiaries (collectively, the “Company”) is a vertically integrated, worldwide provider of security and inspection systems such as security x-ray scanners and metal detectors and medical devices.  The Company also designs and manufactures optoelectronic devices and value-added subsystems for original equipment manufacturers (“OEMs”) for use in a broad range of applications, including security, medical diagnostics, fiber optics, telecommunications, gaming, office automation, aerospace and defense electronics, computer peripherals and industrial automation.

The Company manufactures security and inspection systems and markets them worldwide to end users under the “Rapiscan®,” “Secure” and “Metor” brand names.  These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband.  In the medical field, the Company manufactures and sells bone densitometers, which are used to provide bone density measurements in the diagnosis of osteoporosis, or to provide an early age indication of the potential for later development of osteoporosis.  The Company also manufactures and sells saturation of arterial hemoglobin (“SpO2”) monitors and sensors, including hand-held monitoring tools under the trade names Dolphin ONE™, Aristo™ and Dolphin 2000™.  Dolphin model 2100 SpO2 monitors have received 510[k] approval for sale in the United States.

Consolidation - The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of September 30, 2002 and consolidated statements of operations and cash flows for the three month period then ended have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2002 included in the Company’s Annual Report on Form 10K as filed with the Commission on September 30, 2002. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2003.

Recent Developments – In July 2002, the Company acquired substantially all the assets of Thermo Centro Vision, Inc., an optoelectronic subsystems designer and manufacturer based in Ventura County, California, for an initial purchase price of $1.45 million.  The acquisition was made through a newly formed, wholly-owned subsidiary, Centro Vision.  The acquisition has been accounted for by the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired of $1.5 million and liabilities assumed of $410,000, based on the estimated fair values of the assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired of $399,000 was allocated to goodwill based on a preliminary allocation. The Company may pay additional consideration of up to an additional $800,000 in cash at a later date based on future sales by Centro Vision.  Supplemental proforma disclosures of results of operations for the three months ended September 30, 2002, as though the business combination had been completed as of July 1, 2001 is not disclosed, as the business acquired is not considered to be material.

In July 2002, the Company purchased from Imagis Technologies, Inc. (“Imagis”) 1,166,667 shares of its common stock (approximately 6% of its outstanding stock), 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its outstanding stock) at a price of $1.50 per share, and certain ancillary rights, for $1.75 million.  Imagis develops facial recognition software for security applications. The Company accounts for the investment under the cost method of accounting and the investment is included under other assets in the accompanying consolidated financial statements

In August 2002, the Company invested $775,000 to purchase a minority equity interest in a UK-based research and development venture focused on security technologies. The Company accounts for the investment under the equity method of accounting and the investment is included under other assets in the accompanying consolidated financial statements.

In fiscal 2002, the Company entered into discussions regarding a joint acquisition by the Company and L-3 Communications Corporation (“L-3”) of certain detection and security businesses then owned by PerkinElmer, Inc. (“PerkinElmer”) for a price to the Company of approximately $50 million, subject to working capital adjustment.  The transaction as contemplated would result in the Company’s acquisition from L-3 of a certain portion of PerkinElmer’s detection and security businesses. L-3 completed the purchase of the businesses from PerkinElmer in June 2002. In September 2002, L-3 and the Company received clearance under the Hart-Scott-Rodino Pre-Merger Notification Act for L-3 to sell such businesses to the Company.  The Company is currently continuing the negotiation of the purchase of the assets and there are significant issues to overcome before reaching any agreement.  There can be no assurance as to when or if the acquisition will be completed. In connection with the anticipated acquisition, the Company has deferred $464,000 of external costs incurred to date related to the acquisition.  The deferred costs are included under other assets in the accompanying consolidated financial statements.  In the event that the acquisition is not completed, the Company will be required to expense the deferred acquisition costs.

New Accounting Pronouncements - On July 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill. SFAS 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In accordance with the statement, amortization of goodwill, including goodwill recorded in past business combinations, ceased beginning July 1, 2002. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by December 31, 2002, screens for impairment; while the second phase (if necessary), required to be completed by June 30, 2003, measures the impairment. The Company has begun the required screening test for potential impairment of goodwill recorded at July 1, 2002, which will be completed by December 31, 2002. If applicable, the required second step of the impairment test, used to measure the amount of any impairment loss, will be completed no later than June 30, 2003.  SFAS 142 also requires that intangible assets that do not meet the criteria for recognition apart from goodwill be reclassified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing. The Company determined that as of July 1, 2002, no change was necessary to the classification and useful lives of identifiable intangible assets.

Intangible assets consisted of the following (in thousands):

	September 30, 2002				June 30, 2002

	Range of Lifes	Gross Carrying Amount	Accumulated Amortization	Intangibles Net	Gross Carrying Amount	Accumulated Amortization	Intangibles Net

Purchased software	5-7 years	$327	$194	$133	$327	$178	$149
Software development costs	5 years	1,112	624	488	895	594	301
Patents	20 years	408	45	363	408	35	373

		$1,847	$863	$984	$1,630	$807	$823

Amortization expense for the three months ended September 30, 2002 was approximately $56,000.  At September 30, 2002, estimated future amortization expense is as follows:  approximately $168,000 for the remaining nine months of fiscal year 2003 and approximately $267,000 each for fiscal years 2004, 2005, 2006 and $15,000 for fiscal year 2007.

The increase in the carrying amount of goodwill for the three months ended September 30, 2002 is due to goodwill associated with the Centro Vision acquisition of $399,000 and foreign currency translation adjustments of ($4,000).

As required by SFAS No. 142, the results for the prior year have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted for the three months ended September 30, 2001, along with reported results for the three months ended September 30, 2002 is as follows:

Amortization Impact of Adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”
(in thousands, except per share amounts)

	Three months ended September 30,

	2002	2001

Operating income:
As reported	$4,615	$746
Add back amortization of goodwill	—	101

Adjusted income from operations	$4,615	$847

Net income:
As reported	$3,201	$410
Add back amortization of goodwill, net of tax	—	101

Adjusted net income	$3,201	$511

Diluted earnings per share:
As reported	$0.24	$0.05
Add back amortization of goodwill, net of tax	—	0.01

Adjusted diluted earnings per share	$0.24	$0.06

On July 1, 2002, the Company adopted SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, and addresses the accounting for a component of an entity which has been disposed of and which has been classified as held for sale. The adoption of SFAS No. 144 did not have a significant effect on the Company’s financial position or result or operations.

Derivative Instruments – The Company’s use of derivatives consists of foreign exchange contracts used to manage foreign exchange risk, along with interest rate swaps on a variable interest rate term loan used to manage interest rate risk. The Company purchases foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and does not use the contracts for trading purposes. As of September 30, 2002 and June 30, 2002, notional amounts were approximately $4.9 million and $4.2 million for outstanding foreign exchange contracts, respectively. The estimated fair value of these contracts, based on quoted market prices, approximated ($48,000) before income taxes and $0 at September 30, 2002 and June 30, 2002, respectively. The foreign exchange contracts are effective foreign exchange hedges and the difference in the fair value from the prior reporting period has been recorded as other comprehensive income (loss).

In February and August 2001, the Company also entered into two interest rate swaps. The terms of the swaps are to convert a portion of the Company’s variable interest rate debt into a fixed rate liability.  At September 30, 2002, and June 30, 2002, the notional amount of the swaps were $6.3 million and $6.7 million, respectively. The fair value of the swaps at September 30, 2002 and June 30, 2002, were ($197,000) and ($189,000) before income taxes, respectively. The decrease in the fair value from the previously reported period is recorded in other comprehensive income (loss), due to the swaps meeting the criteria of an effective cash flow hedge.

All forward contracts, swaps, and underlying transaction exposures are carried at fair value in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue Recognition  –  The Company generally recognizes revenue upon shipment of its products and transfer of title. Concurrent with the shipment of the product, the Company accrues estimated warranty expenses. Estimated warranty expenses are recorded on product revenues and adjusted periodically based on historical and anticipated experience.  The Company has undertaken projects, which include the development and construction of large complex cargo inspection systems requiring installation and customization at the customer’s site. Revenues under such long-term contracts are recorded under the percentage of completion method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

Inventory - Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory at September 30, 2002 and June 30, 2002 consisted of the following (in thousands):

	September 30, 2002	June 30, 2002

Raw Materials	$24,240	$19,998
Work-in-process	11,047	8,782
Finished goods	7,755	7,732

Total	$43,042	$36,512

Accounts Receivable - Accounts receivable at September 30, 2002 and June 30, 2002 consisted of the following (in thousands):

	September 30, 2002	June 30, 2002

Trade receivables, net	$35,758	$36,306
Receivables related to long term contracts - unbilled cost
and accrued profit on progress completed	1,934	2,506

Total	$37,692	$38,812

The unbilled costs and accrued profits at September 30, 2002 are expected to be entirely billed and collected during fiscal 2003.

Earnings Per Share  -  The Company has reflected the provisions of SFAS No.128, Earnings per Share, in the accompanying consolidated financial statements for all periods presented. Earnings per common share are computed using the weighted-average number of shares outstanding during the period. Earnings per common share, assuming dilution are computed using the weighted-average number of shares outstanding during the period plus the dilutive effect of potential common stock. Potential common stock types were stock options as of September 30, 2001 and stock options and purchase rights as of September 30, 2002.

As of September 30, 2001, 1,226,642 stock options were outstanding, but were not included in diluted earnings per common share because to do so would have been antidilutive. As of September 30, 2002, 941,000 stock options and stock purchase rights were not included in diluted earnings per common share because to do so would have been antidilutive.

The following table reconciles the numerator and denominator used in calculating earnings per common share and earnings per common share-assuming dilution.

	For the quarter ended September 30

	2002			2001

	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Earnings per common share
Income available to common stockholders	$3,201,000	12,822,395	$0.25	$410,000	8,480,109	$0.05
Effect of Dilutive Securities
Options and warrants, treasury stock method		533,613			126,725

Earnings per common share assuming dilution
Income available to common stockholder, assuming dilution	$3,201, 000	13,356,008	$0.24	$410,000	8,606,834	$0.05

Comprehensive Income  - Comprehensive Income is computed as follows (in thousands):

	For the quarter ended September 30,

	2002	2001

Net income	$3,201	$410
Foreign currency translation adjustments	314	852
Unrealized loss on marketable securities available for sale	(526)	(193)
Change in fair value of derivative instruments	(35)	(146)

Comprehensive income	$2,954	$923

Segment Information

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has reflected the provisions of SFAS No. 131 in the accompanying financial statements for all periods presented. The Company operates in two identifiable industry segments, a) security and inspection products and b) optoelectronic devices and subsystems, medical imaging systems.  For the quarter ended September 30, 2002, revenues from security and inspection products were $24.1 million compared to $13.9 million for the quarter ended September 30, 2001. For the quarter ended September 30, 2002, external revenues from optoelectronic devices subsystems and medical imaging systems were $13.0 million compared to $12.6 million for the quarter ended September 30, 2001.

Segment information is provided by geographic area. The Company is vertically integrated and is sharing common resources and facilities. Therefore, with the exception of external revenues, meaningful information is not available by industry or product segment.

The Company’s operating locations include the North America (United States and Canada), Europe (United Kingdom, Finland, and Norway) and Asia (Singapore and Malaysia). The Company’s operations by geographical areas are as follows (in thousands):

	Three months ended September 30, 2001

	North America	Europe	Asia	Eliminations	Consolidated

Revenues from external customers	$17,257	$5,470	$2,421		$25,148
Service Revenues	$424	$810	$73		1,307
Transfer between geographical areas	$1,296	$1,276	$7,398	$(9,970)

Total revenues	$18,977	$7,556	$9,892	$(9,970)	$26,455

Income (loss) from operations	$(1,134)	$518	$1,355	$7	$746

	Three months ended September 30, 2002

	North America	Europe	Asia	Eliminations	Consolidated

Revenues from external customers	$24,890	$7,862	$2,011		$34,763
Service Revenues	$403	$1,840	$95		$2,338
Transfer between geographical areas	$2,825	$2,071	$10,795	$(15,691)

Total revenues	$28,118	$11,773	$12,901	$(15,691)	$37,101

Income (loss) from operations	$2,721	$933	$1,516	$(555)	$4,615

Subsequent Events   –   On October 21, 2002, the Company issued and sold an aggregate of 1,250,000 shares of its common stock in a private placement to institutional investors for an aggregate sales price of $21.6 million.  After agent’s commissions, and expenses, net proceeds to the Company were $20.6 million.  Roth Capital Partners served as the placement agent for this transaction.  As part of the transaction, the Company issued to the investors, warrants to purchase 281,250 additional shares of the Company’s common stock at an exercise price of $21.217 per share, exercisable at any time in full or part no later than October 21, 2009.  The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on October 28, 2002 for the purpose of registering these securities, and the registration statement was declared effective as of November 4, 2002.

In October 2002, the Company entered into an agreement to acquire Ancore Corporation, a Santa Clara, California based developer of advanced security and inspection technologies.  Under the agreement, the Company will pay an initial acquisition price of $7.75 million, of which $2.0 million will be in cash and the remainder in the form of shares of the Company’s common stock.  The agreement also provides for future contingent payments of up to $2 million in cash and $4.7 million in either cash or the Company’s common stock, based on certain performance criteria, prior to May 10, 2003.  Moreover, the acquisition agreement provides that the Company will pay an additional amount for commercial sales of certain products known as “PFNA Systems” during the five years after the acquisition, in an amount equal to 6% of the sale price of the products up to an aggregate of $34 million.  PFNA Systems are currently in development under government funding, and there is no assurance that PFNA Systems will be successfully developed in the near future, or ever, for the commercial market.  If PFNA Systems are successfully developed for the commercial market, there is no assurance of market acceptance of the product.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

Statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company’s products may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive pricing and such other risks and uncertainties as are described in this report on Form 10-Q and other documents previously filed or hereafter filed by the Company from time to time with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which had been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statement and the reported amount of revenues and expenses during the reporting period.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimated under different assumptions or conditions.  The following summarizes our critical accounting policies and significant estimates used in preparing our consolidated financial statements:

Revenue Recognition.   The Company generally recognizes revenue upon shipments of its products and transfer of title.  Concurrent with the shipment of the product, the Company accrues estimated warranty expenses. Estimated warranty expenses are recorded against product revenues and adjusted periodically based on historical and anticipated experience. The Company has undertaken projects, which include the development and construction of large complex cargo inspection systems requiring installation and customization at the customer’s site.  Revenues under such long-term contracts are recorded under the percentage of completion method.  Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs.  If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. Recognized revenues and profit are subject to revisions as the contract progresses to completion.

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

Inventory.   Inventory is stated at the lower of cost or market, cost if determined on the first-in-first-out method.  We write down inventory for slow-moving and obsolete inventory based on assessment of future demand for the next 18 to 24 months, market conditions, and customers who may be experiencing financial difficulties.  If these factors are less favorable than those projected, additional inventory write-downs may be required.

Deferred Tax Asset Valuation Allowance.   We record a valuation allowance to reduce our deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that we will not realize some portion or all of our deferred tax assets.  We base our determination of the need for a valuation allowance on an on-going evaluation of current evidence including, among other things, estimates of future earnings, the backlog of customer orders and the expected timing of deferred tax assets reversals.  We charge or credit adjustments to the valuation allowance to income tax expense in the period in which these determinations are made.  If we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period this determination was made.  Likewise, if we determine that we would not be able to realize all or part of our net deferred net assets in the future, we would reduce net income and would establish a valuation allowance for the deferred tax asset in the period this determination was made.

Results of Operations

Revenues. Revenues consist of sales of security and inspection products as well as optoelectronic devices, subsystems and medical imaging and monitoring systems.  Revenues for the three months ended September 30, 2002, increased by $10.6 million, or 40.2%, to $37.1 million from $26.5 million for the comparable prior year period.  Revenues for the three months ended September 30, 2002 from the sale of security and inspection products increased $10.2 million, or 73.3%, to $24.1 million from $13.9 million for the comparable prior year period. The increase in revenues from the sale of security and inspection products was due to increased sales of x-ray screening machines in the United States and international market in response to the attacks on the World Trade Center and Pentagon on September 11, 2001. Revenues for the sale of optoelectronics devices, subsystems and medical imaging and monitoring systems, increased by $449,000, or 3.6%, to $13.0 million from $12.6 million for the comparable prior year period.   The increase in revenues from the sale of optoelectronic devices, subsystems and medical imaging and monitoring systems was primarily due to increase in sales of optoelectronics devices and subsystems of $779,000 through the recent acquisition of Centro Vision.

Gross Profit.   Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $6.0 million, or 85.3%, to $13.0 million for the three months ended September 30, 2002 from $7.0 million for the three months ended September 30, 2001. As a percentage of revenues, gross profit increased to 35.0% for the three months ended September

30, 2002 from 26.5% for the three months ended September 30, 2001. The change in gross profit was primarily due to increased security and inspection products shipments, which have a relatively higher gross margin.

Selling, General and Administrative.   Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the three months ended September 30, 2002, such expenses increased by $2.2 million, or 48.8%, to $6.8 million from $4.6 million for the three months ended September 30, 2001. As a percentage of revenues, selling, general and administrative expenses increased to 18.4% for the three months ended September 30, 2002 from 17.3% for the three months ended September 30, 2001. The increase in expenses was primarily due to increased sales and marketing expenses for security and inspection products of approximately $610,000 and medical imaging devices of approximately $220,000 and increased administrative expenses of approximately $1.2 million due to an increase in headcount, compensation and exchange rate fluctuation losses.

Research and Development.   Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended September 30, 2002, such expenses decreased by $29,000, or 1.8%, to $1.5 million from $1.6 million for the three months ended September 30, 2001. As a percentage of revenues, research and development expenses decreased to 4.2% for the three months ended September 30, 2002 from 6.0% for the three months ended September 30, 2001. The decrease was due primarily to certain research and development personnel who worked directly on specific shipments and the costs of their services were therefore charged to manufacturing overhead.  The additional research and development expenses charged to manufacturing overhead in the three months ended September 30, 2002 over the three months ended September 30, 2001 were approximately $350,000 and was offset in part by increased research and development spending of $310,000 for security and inspection products.

Goodwill Amortization.   For the quarter ended September 30, 2002, there was no amortization of goodwill.  On July 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which changes the method of accounting for goodwill to a test for impairment and requires, among other things, the discontinuance of goodwill amortization.  For the quarter ended September 30, 2001, the amortization of goodwill was $101,000.

Income from Operations.   For the three months ended September 30, 2002, income from operations was $4.6 million compared to $746,000 for the three months ended September 30, 2001. Income from operations increased primarily due to an increase in revenues, and in gross margin, and was offset in part by increased selling, general and administrative expenses.

Interest (Income) Expense.   For the three months ended September 30, 2002, the Company earned net interest income of $174,000 compared to net interest expense of $159,000 for the three months ended September 30, 2001. The net interest income for the three months ended September 30, 2002 was due to interest income on the proceeds from private placements in November and December 2001 and decreased borrowings under the Company’s lines of credit.

Provision for Income Taxes.  Provisions for income taxes increased to $1.6 million for the three months ended September 30, 2002, compared to $177,000 for the three months ended September 30, 2001.  As a percentage of income before provision for income taxes and minority interest, provision for income taxes was 33.1% for the three months ended September 30, 2002, compared to 30.2% for the three months ended September 30, 2001. The change in the effective income tax rate was due to changes in the mix of income from U.S. and foreign operations.

Net Income. For the reasons outlined above, the net income for the three months ended September 30, 2002 was $3.2 million compared to $410,000 for the three months ended September 30, 2001.

Liquidity and Capital Resources

The Company’s operations provided net cash of $4.8 million during the three months ended September 30, 2002. The amount of net cash provided by operations reflects a reduction in accounts receivable and an increase in accounts payable, accrued payroll and related expenses, income taxes payable and advances from customers. Net cash provided by operations was offset in part by an increase in other receivables, inventory and prepaid income taxes. The increase in inventory was to support increased backlog of security and inspection products.

Net cash used in investing activities was $5.2 million and $313,000 for the three months ended September 30, 2002 and 2001, respectively. In the three months ended September 30, 2002, the net cash used in investing activities reflects primarily cash used in purchases of property and equipment, business acquisitions, and purchases of equity investments. In the three months ended September 30, 2001, the net cash used in investing activities reflects primarily cash used in purchase of property and equipment.

Net cash used in financing activities was $38,000 for the three months ended September 30, 2002.  For the three months ended September 30, 2001, net cash provided by financing activities was $650,000.  During the three months ended September 30, 2002, net cash used in financing activities reflects primarily repayment of bank borrowings and was offset in part by the proceeds from exercise of stock options.

In March 1999, the Company announced a stock repurchase program of up to 2,000,000 shares of its common stock. Through November 5, 2002, the Company repurchased 1,404,500 shares at an average price $4.37 per share. The stock repurchase program did not have a material effect on the Company’s liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

The Company anticipates that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet its working capital, stock repurchase program and capital expenditure needs for the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk.   The Company is exposed to certain market risks which are inherent in the Company’s financial instruments and arise from transactions entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce market risk in connection with specific foreign currency-denominated transactions. The Company does not enter into derivative financial instrument transactions for speculative purposes.

Foreign Currency Translation.   The accounts of the Company’s operations in Singapore, Malaysia, England, Finland, Norway and Canada are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling, Euro, Norwegian kroner and Canadian dollars, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder’s equity. Net foreign currency transaction losses of approximately $196,000 and $77,000 were included in income for the three months ended September 30, 2002 and 2001, respectively.

The Company’s use of derivatives consists of foreign exchange contracts used to manage foreign exchange risks, along with interest rate swaps on a variable interest rate term loan used to manage interest rate risks. The Company purchases foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and does not use the contracts for trading purposes. As of September 30, 2002 and June 30, 2002, notional amounts were approximately $4.9 million and $4.2 million for outstanding foreign exchange contracts, respectively. The estimated fair value of these contracts, based on quoted market prices, approximated ($48,000) before income taxes and $0 at September 30, 2002 and June 30, 2002, respectively. The foreign exchange contracts are effective foreign exchange hedges and the difference in the fair value from the prior reporting period has been recorded as other comprehensive income (loss).

Importance of International Markets.   International markets provide the Company with significant growth opportunities. However, the following events, among others, could adversely affect the Company’s financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, and political instability.

For the three months ended September 30, 2002, overall foreign currency fluctuations relative to the US dollar had an immaterial effect on the Company’s consolidated revenues and results of operations. As a result of monetary policy in Malaysia, including the pegging of the Malaysian ringgit to the US dollar, the Company believes that its foreign currency exposure in Malaysia will not be significant in the foreseeable future. The Company continues to perform ongoing credit evaluations of its customers’ financial condition and, if deemed necessary, the Company requires advance payments for sales. The Company is monitoring economic and currency conditions around the world to evaluate whether there may be any significant effect on its international sales in the future. Due to its overseas investments and the necessity of dealing with local currencies in its foreign business transactions, the Company is at risk with respect to foreign currency fluctuations.

Interest Rate Risk.    All highly-liquid investments with purchased maturity of three months or less are classified as cash equivalents and recorded in the balance sheet at cost which approximates fair value. Short-term investments are comprised of high quality marketable securities. We generally do not use derivatives to hedge our interest rate risk with the exception of interest rate swaps to convert a portion of the Company’s variable-interest-rate debt to a fixed-rate liability.

At September 30, 2002, and June 30, 2002 the notional amount of the swaps were $6.3 million and $6.7 million, respectively. The fair value of the swaps at September 30, 2002 and June 30, 2002 were ($197,000) and ($189,000) before income taxes, respectively. The decrease in the fair value from the previously reported period is recorded in other comprehensive income (loss), due to the swaps meeting the criteria of an effective cash flow hedge.

Inflation.   The Company does not believe that inflation has had a material impact on its September 30, 2002 results of operations.

Item 4.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls subsequent to the date of the evaluation referred to herein.

PART II          OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits
99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K
None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 5th day of November 2002.

OSI SYSTEMS, INC.

By:	/s/ DEEPAK CHOPRA

Deepak Chopra President and Chief Executive Officer

By:	/s/ AJAY MEHRA

Ajay Mehra Vice President and Chief Financial Officer

CERTIFICATIONS

I, Deepak Chopra, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OSI Systems, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.     The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Company’s other certifying officers and I have disclosed, based on our most recent evaluations, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Company’s internal controls; and

6.     The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	/s/ DEEPAK CHOPRA

Deepak Chopra, Chief Executive Officer

CERTIFICATIONS

I, Ajay Mehra, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OSI Systems, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.     The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Company’s other certifying officers and I have disclosed, based on our most recent evaluations, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Company’s internal controls; and

6.     The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	/s/ AJAY MEHRA

Ajay Mehra, Chief Financial Officer