Form 10-Q
period 2002-12-31
OSI SYSTEMS INC
filed 2003-02-14
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

YES ☒	NO ☐

Indicate by check mark the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES ☒	NO ☐

As of February 5, 2003 there were 14,450,812 shares of common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2002	June 30, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$89,469	$67,604
Investments	513	539
Accounts receivable, net of allowance for doubtful accounts of $1,783 and $1,485 at December 31, 2002 and June 30, 2002, respectively	35,468	38,812
Current portion of note receivable	350	350
Other receivables	4,187	3,103
Inventory	47,112	36,512
Prepaid expenses	1,430	1,008
Deferred income taxes	2,428	2,026
Prepaid income taxes	177	175

Total current assets	181,134	150,129
Property and Equipment, net	13,992	12,901
Goodwill	6,507	5,690
Intangible assets, net	13,469	823
Other assets, net	3,724	1,751
Note receivable	250	450
Deferred income taxes	5,356	3,614

Total	$224,432	$175,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$138
Current portion of long-term debt	2,625	$2,625
Accounts payable	15,360	13,379
Accrued payroll and related expenses	4,802	3,784
Income taxes payable	4,922	2,861
Advances from customers	9,487	4,484
Accrued warranties	2,720	2,164
Other accrued expenses and current liabilities	10,666	5,201

Total current liabilities	50,720	34,498
Long-term debt	3,143	4,463
Other long term liabilities	448	448
Deferred income taxes	136	136
Minority interest	122	79

Total liabilities	54,569	39,624
Shareholders’ Equity
Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at December 31, 2002 and June 30, 2002, respectively
Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding 14,443,295 and 12,806,896 shares at December 31, 2002 and June 30, 2002, respectively	134,652	108,141
Retained earnings	36,174	29,212
Accumulated other comprehensive loss	(963)	(1,619)

Total shareholders’ equity	169,863	135,734

Total	$224,432	$175,358

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES
 CONSOLIDATED  STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three months ended December 31,		Six months ended December 31,

	2002	2001	2002	2001

Revenues	$43,673	$30,044	$80,774	$56,499
Cost of goods sold	29,186	21,172	53,307	40,621

Gross profit	14,487	8,872	27,467	15,878
Operating expenses:
Selling, general and administrative	6,771	5,308	13,590	9,892
Research and development	2,215	1,581	3,761	3,156
Goodwill amortization		101		202

Total operating expenses	8,986	6,990	17,351	13,250

Income from operations	5,501	1,882	10,116	2,628
Interest (income) expense, net	(207)	72	(381)	231

Write-off of deferred acquisition costs	608		608

Income before provision for income taxes and minority interest	5,100	1,810	9,889	2,397
Provision for income taxes	1,302	525	2,885	702

Income before minority interest	3,798	1,285	7,004	1,695
Minority interest	(38)		(43)

Net income	$3,760	$1,285	$6,961	$1,695

Earnings per common share	$0.26	$0.12	$0.51	$0.18

Diluted earnings per share	$0.25	$0.12	$0.49	$0.18

Weighted average shares outstanding -assuming dilution	14,842,002	11,098,649	14,099,600	9,756,496

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended December 31,

	2002	2001

Cash flows from operating activities:
Net income	$6,961	$1,695
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	265	313
Depreciation and amortization	1,629	2,123
Write-off of deferred acquisition costs	608
Deferred income taxes	(1,741)	112
Loss on sale of property and equipment		62
Minority interest	44
Changes in operating assets and liabilities net of business acquisitions:
Accounts receivable	4,380	(1,701)
Other receivables	(992)	(245)
Inventory	(9,158)	(911)
Prepaid expenses	(42)	(20)
Accounts payable	869	3,431
Accrued payroll and related expenses	333	130
Income taxes payable	1,927	(73)
Prepaid Income taxes	(2)	(377)
Advances from customers	4,985	294
Accrued warranties	463	(7)
Other accrued expenses and current liabilities	(488)	482

Net cash provided by operating activities	10,041	5,308

Cash flows from investing activities:
Purchases of property and equipment	(1,607)	(1,108)
Proceeds from sale of property and equipment	—	73
Cash paid for business acquisitions, net of cash acquired	(2,829)
Cash received on note receivable	200	250
Purchase of equity investments included in other assets	(2,561)
Other assets	(965)	(248)

Net cash used in investing activities	(7,762)	(1,033)

Cash flows from financing activities:
Net proceeds from bank lines of credits	130	415
Payments on long-term debt	(1,320)	(1,269)
Proceeds from exercise of stock options and warrants	216	2,175
Proceeds from issuance of stock	20,545	56,794

Net cash provided by financing activities	19,571	58,115

Effect of exchange rate changes on cash	15	(43)

Net increase in cash and cash equivalents	21,865	62,347
Cash and cash equivalents, beginning of period	67,604	4,467

Cash and cash equivalents, end of period	$89,469	$66,814

Supplemental disclosures of cash flow information - Cash paid/(received) during the period for:
Interest, net	$(416)	$168
Income taxes	$2,770	$1,066

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General -  OSI Systems, Inc. (sometimes referred to as “OSI”) and its subsidiaries is a vertically integrated, worldwide provider of security and inspection systems, medical and imaging systems, and optoelectronic devices and value-added subsystems.

We design, manufacture and market security and inspection systems worldwide to end users under the “Rapiscan Ò,” “Secure,” “Ancore,” and “Metor” brand names.  These products are used to inspect people, baggage, cargo, vehicles and other objects for weapons, explosives, hazardous chemical agents, drugs and other contraband.  Such systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

In the medical field, we design, manufacture and market bone densitometers, which are used to provide bone density measurements in the diagnosis of osteoporosis, or to provide an early age indication of the potential for later development of osteoporosis.  We also manufacture and sell saturation of arterial hemoglobin (“SpO2”) monitors and sensors, including hand-held monitoring tools under the trade names Dolphin ONE ™, Aristo ™ and Dolphin 2000 Ô.  Dolphin model 2100 SpO2 monitors have received 510[k] approval for sale in the United States.

Our optoelectronic devices and subsystems are used in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical diagnostics, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation.  We design and manufacture optoelectronic devices and subsystems for others through OEM arrangements, as well as for our security and medical equipment businesses.

Consolidation - The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 31, 2002 and consolidated statements of operations and cash flows for the three and six month period then ended have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2002 included in our Annual Report on Form 10-K as filed with the Commission on September 30, 2002. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2003.

Recent Developments – In November 2002, we acquired all the outstanding capital stock of Ancore Corporation (“Ancore”), a Santa Clara, California based privately held high-technology developer and provider of advanced inspection systems for aviation security, port and border inspection and counter-terrorism.  Consideration paid for the acquisition consists of a combination of OSI common stock and cash. At the close of the acquisition, we paid $2 million in cash, and issued 347,890 shares of OSI Common Stock valued at $5.8 million.  Expenses associated with the acquisition were approximately $100,000, and have been included in the total purchase price.  The acquisition agreement contains certain provisions for additional contingent purchase price.

In December 2002, an additional cash payment of $2 million became due and payable to former Ancore stockholders based on Ancore meeting certain performance criteria.  The additional $2 million has been included in the allocated purchase price and has been accrued in other accrued expenses and current liabilities in the accompanying consolidated financial statements.  This payment was made in January 2003.  Based upon certain performance criteria, we may pay an additional $4.69 million, in either cash or stock at our election, on or before May 10, 2003. In addition, during the next five years, upon each commercial sale of Pulsed Fast Neutron Analysis (PFNA) inspection systems, we will pay former Ancore stockholders an earn-out of 6% of the price of the PFNA system, up to $750,000 per system, in either cash or stock, at our election. The PFNA earn-outs are capped at an aggregate of $34 million. PFNA Systems are currently in development under government funding, and there is no assurance that PFNA Systems will be successfully commercialized.

On December 9, 2002, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares issued as part of the Ancore purchase consideration, as well as shares potentially issuable in satisfaction of contingent payments.  The registration statement was declared effective as of December 16, 2002.

The acquisition was made through a newly formed, wholly owned subsidiary Ancore, Inc., and has been accounted for by the purchase method of accounting.  The purchase price has been allocated to the assets acquired of $2.4 million and liabilities assumed of $5.3 million, based on the estimated fair values of the assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired of $12.7 million was allocated to intangible assets including core technology, developed technology and goodwill, based on a preliminary independent valuation of those assets.  We are in the process of assessing the purchase price allocation for the acquisition of Ancore based on the appraisals of tangible and identifiable intangible assets.  The final determination may result in asset fair values and useful lives that are different from the preliminary estimates of these amounts.  The following table shows the preliminary allocation of purchase price (in thousands):

Fair value of assets (net of cash) acquired	$1,700
Core technology	6,800
Developed technology	5,700
Goodwill	203
Liabilities Assumed	(5,275)

Total consideration	$9,128

Paid in cash	$1,379
Amounts not yet paid and stock consideration	$7,749

Supplemental pro-forma disclosures of results of operations for the three and six months ended December 31, 2002 and 2001 respectively, as though the business combination had been completed as of July 1, 2001 are as follows (in thousands except per share amounts):

	Three months ended December 31,		Six months ended December 31,

	2002	2001	2002	2001

Revenue	$44,826	$31,243	$83,452	$58,917
Net Income before taxes	4,654	1,589	6,513	1,906
Net Income	3,335	1,134	4,657	1,359
Diluted Earnings per Share	0.22	0.10	0.33	0.14

In October 2002, we issued and sold an aggregate of 1,250,000 shares of our common stock in a private placement to institutional investors for an aggregate sales price of $21.6 million.  After agent’s commissions, and expenses, net proceeds to us were $20.6 million.  Roth Capital Partners served as the placement agent for this transaction.  As part of the transaction, we issued to the investors warrants to purchase 281,250 additional shares of OSI Common Stock at an exercise price of $21.217 per share, exercisable at any time in full or part no later than October 21, 2009.  On October 28, 2002, we filed a registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering these securities.  The registration statement was declared effective as of November 4, 2002.

In July 2002, we acquired substantially all the assets and business of Thermo Centro Vision, Inc., an optoelectronic subsystems designer and manufacturer based in Ventura County, California, for a purchase price of $1.45 million.  The acquisition was made through a newly formed, wholly-owned subsidiary, Centro Vision.  The acquisition has been accounted for by the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired of $1.5 million and liabilities assumed of $410,000, based on the estimated fair values of the assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired of $399,000 was allocated to goodwill. Although our agreement to purchase the assets and business of Thermo Centro Vision, Inc. included a provision for a contingent additional payment based on the financial performance of the business measured as of December 31, 2002, the minimum threshold for the contingent additional payment was not met.  We are therefore under no further obligation to make additional purchase price payments in this transaction.  The following table shows the allocation of purchase price (in thousands):

Fair value of assets acquired	$1,461
Goodwill	399
Liabilities Assumed	(410)

Cash paid	$1,450

Supplemental pro-forma disclosures of results of operations for the three and six months ended December 31, 2002 and 2001, respectively, as though the business combination had been completed as of July 1, 2001 is not disclosed, as the business acquired is not considered to be material.

In July 2002, we purchased from Imagis Technologies, Inc. (“Imagis”) 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), and 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share, and certain ancillary rights, for an aggregate purchase price of $1.75 million.  Imagis develops facial recognition software for security applications. We account for the investment under the cost method of accounting and have designated the investment as available for sale.  The investment, adjusted for changes in the market value of Imagis’ equity securities, is included under “other assets” in the accompanying consolidated financial statements

In August 2002, we invested $775,000 to purchase a minority equity interest in a UK-based research and development venture focused on security technologies.  We account for the investment under the equity method of accounting and the investment is included under “other assets” in the accompanying consolidated financial statements. Our equity share in the losses of the equity investment was not material for six months ended December 31, 2002.

In fiscal 2002, we entered into an agreement regarding a joint acquisition by us and L-3 Communications Corporation (“L-3”) of certain detection and security businesses then owned by PerkinElmer, Inc. (“PerkinElmer”). The transaction as contemplated would result in our acquisition from L-3 of a certain portion of PerkinElmer’s detection and security businesses. L-3 completed the purchase of the entirety of the businesses from PerkinElmer in June 2002.  In November 2002, L-3 terminated the L-3/OSI transaction prior to consummation.  Because of L-3’s termination of the transaction, for the three months ended December 31, 2002, we recorded an expense of $608,000 consisting of previously deferred transaction-related expenses.

New Accounting Pronouncements

On July 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill. SFAS 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In accordance with the statement, amortization of goodwill, including goodwill recorded in past business combinations, ceased beginning July 1, 2002. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by December 31, 2002, screens for impairment; the second phase (if necessary), required to be completed by June 30, 2003, measures the impairment.  We have completed the first phase, screening for impairment, and have concluded that there is no impairment of goodwill.  SFAS 142 also requires that intangible assets that do not meet the criteria for recognition apart from goodwill be reclassified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing. We determined that as of July 1, 2002, no change was necessary to the classification and useful lives of identifiable intangible assets.

Intangible assets consisted of the following (in thousands):

	December 31, 2002				June 30, 2002

	Range of Lifes	Gross Carrying Amount	Accumulated Amortization	Intangibles Net	Gross Carrying Amount	Accumulated Amortization	Intangibles Net

Purchased software	5-7 years	$327	$210	$117	$327	$178	$149
Software development costs	5 years	1,182	632	550	895	594	301
Patents	20 years	408	66	342	408	35	373
Core technology	30 years	6,800	18	6,782
Developed technology	20 years	5,700	22	5,678

		$14,417	$948	$13,469	$1,630	$807	$823

Amortization expense for the three months and six months ended December 31, 2002 was approximately $129,000 and $185,000 respectively. At December 31, 2002, estimated future amortization expense is as follows (in thousands):

Fiscal Year	Amortization Expense

Remaining 6 months of 2003	$327
2004	764
2005	719
2006	699
2007	677
2008	530
2009 and thereafter	9,753

Total	$13,469

For the six months ended December 31, 2002 , the carrying amount of goodwill increased by $$817,000 to $6,507,000 from $5,690,000 as of June 30, 2002.  This increase was a result of goodwill associated with the Centro Vision acquisition of $399,000, the acquisition of Ancore of $203,000 and foreign currency translation adjustments of  $215,000.

As required by SFAS No. 142, the results for the prior year have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted and reported results is as follows:

Amortization Impact of Adoption of SFAS No. 142

“Goodwill and Other Intangible Assets”     (in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,

	2002	2001	2002	2001

Operating income:
As reported	$5,501	$1,882	$10,116	$2,628
Add back amortization of goodwill	—	101	—	202

Adjusted operating income	$5,501	$1,983	$10,116	$2,830

Net income:
As reported	$3,760	$1,285	$6,961	$1,695
Add back amortization of goodwill, net of tax	—	101	—	202

Adjusted net income	$3,760	$1,386	$6,961	$1,897

Diluted earnings per share:
As reported	$0.25	$0.12	$0.49	$0.17
Add back amortization of goodwill, net of tax	—	0.01	—	0.02

Adjusted diluted earnings per share	$0.25	$0.13	$0.49	$0.19

On July 1, 2002, we adopted SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, and addresses the accounting for a component of an entity which has been disposed of and which has been classified as held for sale. The adoption of SFAS No. 144 did not have a significant effect on our financial position or result or operations.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement.  The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We are currently assessing the effect of the adoption of EITF Issue No. 00-21 on our financial position and results of operations.

In November 2002, the FASB issued Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

We offer our customers warranties on product sales made to them.  These warranties typically provide for repairs and maintenance of our products for a specified time period.  Concurrent with the sale of products, a provision for estimated warranty expenses is recorded with a corresponding increase in cost of goods sold. This provision is adjusted periodically based on historical and anticipated experience.  Actual expenses of repairs under warranty, including parts and labor are charged to this provision when incurred.

For the six months ended December 31, 2002, the changes in warranty provisions were as follows (in thousands):

Provision for Warranties

Balance on June 30, 2002	$2,164
Additions	647
Reductions for warranty repair costs	(385)

Balance on September 30, 2002	$2,426
Additions	654
Reductions for warranty repair costs	(360)

Balance on December 31, 2002	$2,720

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148, amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The voluntary transition provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002.  The disclosure requirements of SFAS No. 148 becomes effective for us on July 1, 2003.  We are currently assessing the impact of the adoption of this statement on our financial position and results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.  FIN 46 requires that variable interest entities be consolidated by a company if that company absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interest, which are the ownership, contractual, or other pecuniary interest in the entity.  The consolidation requirements of FIN 46 will apply immediately to variable interest in a variable interest entity created after January 31, 2003. The disclosure requirements of FIN 46 become effective for us on February 1, 2003 if it is reasonably possible that we will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective for us on July 1, 2003. We are currently assessing the impact of the adoption of FIN 46 on our financial position and results of operations.

Derivative Instruments – Our use of derivatives consists of foreign exchange contracts used to manage foreign exchange risk, along with interest rate swaps on a variable interest rate term loan used to manage interest rate risk. We purchase foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and do not use the contracts for trading purposes. Notional amounts of outstanding foreign exchange contracts were approximately $3.9 million as of December 31, 2002 and $4.2 million as of June 30, 2002. The estimated fair value of these contracts, based on quoted market prices, approximated before income taxes, were ($37,000) at December 31, 2002 and $0 at June 30, 2002. The foreign exchange contracts are effective foreign exchange hedges and the difference in the fair value from the prior reporting period has been recorded as other comprehensive income (loss).

In February and August 2001, we entered into interest rate swaps. The purpose of the swaps is to convert a portion of our variable interest rate debt into a fixed rate liability.  The notional amounts of the swaps were $5.5 million at December 31, 2002, and $6.7 million at June 30, 2002. The fair values of the swaps before income taxes were ($166,000) at December 31, 2002 and ($189,000) at June 30, 2002. The decrease in the fair value from the previously reported period is recorded in other comprehensive income (loss), due to the swaps meeting the criteria of an effective cash flow hedge.

All forward contracts, swaps, and underlying transaction exposures are carried at fair value in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue Recognition – We generally recognize revenue upon shipment of our products and transfer of title. Concurrent with the shipment of a product, a provision for estimated warranty expenses is recorded with a corresponding increase in cost of goods sold. The provision is adjusted periodically based on historical and anticipated experience.

Some of our revenues derive from long-term projects such as the development and construction of large, complex cargo inspection systems requiring installation and customization at the customer’s site. In addition, some of our revenues derive from United States government funded projects and grants.  Revenues from such long-term cargo contracts and government grants and projects are recorded under the “percentage of completion” method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

Inventory - Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory and consisted of the following (in thousands):

	December 31, 2002	June 30, 2002

Raw Materials	$24,008	$19,998
Work-in-process	14,756	8,782
Finished goods	8,348	7,732

Total	$47,112	$36,512

Accounts Receivable - Accounts receivable consisted of the following (in thousands):

	December 31, 2002	June 30, 2002

Trade receivables, net	$33,244	$36,306
Receivables related to long term contracts - unbilled costs and accrued profit on progress completed	2,224	2,506

Total	$35,468	$38,812

The unbilled costs and accrued profits at December 31, 2002 are expected to be entirely billed and collected during the calendar year 2003.

Earnings Per Share - We have reflected the provisions of SFAS No.128, Earnings per Share, in the accompanying consolidated financial statements for all periods presented. Earnings per common share are computed using the weighted-average number of shares outstanding during the period. Earnings per common share, assuming dilution, are computed using the weighted-average number of shares outstanding during the period plus the dilutive effect of potential common stock. Potential common stock types were stock options as of December 31, 2001 and stock options and purchase rights as of December 31, 2002.

As of December 31, 2002 1,426,462 outstanding stock options and purchase rights were not included in diluted earnings per common share because to do so would have been anti-dilutive.  As of December 31, 2001 1,323,591 outstanding stock options were not included in diluted earnings per common share because to do so would have been anti-dilutive.

The following table reconciles the numerator and denominator used in calculating earnings per common share and earnings per common share-assuming dilution.

	For the three months ended December 31,

	2002			2001

	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Earnings per common share
Income available to common stockholders	$3,760,000	14,320,469	$0.26	$1,285,000	10,435,677	$0.12
Effect of Dilutive Securities
Options and warrants, treasury stock method		521,533	(0.01)		662,972

Earnings per common share assuming dilution
Income available to common Stockholder, assuming dilution	$3,760,000	14,842,002	$0.25	$1,285,000	11,098,649	$0.12

	For the six months ended December 31,

	2002			2001

	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Earnings per common share
Income available to common stockholders	$6,961,000	13,571,432	$0.51	$1,695,000	9,457,893	$0.18
Effect of Dilutive Securities
Options and warrants, treasury stock method		528,168	(0.02)		298,603	(0.01)

Earnings per common share assuming dilution
Income available to common Stockholder, assuming dilution	$6,961,000	14,099,600	$0.49	$1,695,000	9,756,496	$0.17

Comprehensive Income  - Comprehensive income is computed as follows (in thousands):

	For the three months ended December 31,		For the six months ended December 31,

	2002	2001	2002	2001

Net income	$3,760	$1,285	$6,961	$1,695
Foreign currency translation adjustments	744	(351)	1,058	501
Unrealized loss on marketable securities available for sale	132	221	(394)	28
Change in fair value of derivative instruments	28	31	(8)	(115)

Comprehensive income	$4,664	$1,186	$7,617	$2,109

Segment Information

We have adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We have reflected the provisions of SFAS No. 131 in the accompanying financial statements for all periods presented. We operate in two identifiable industry segments, a) security and inspection products and b) optoelectronic devices and subsystems, medical imaging systems.  For the three months ended December 31, 2002, revenues from security and inspection products were $27.7 million compared to $18.6 million for the three months ended December 31, 2001. For the three months ended December 31, 2002, external revenues from optoelectronic devices subsystems and medical and imaging systems were $16.0 million compared to $11.4 million for the three months ended December 31, 2001. For the six months ended December 31, 2002, revenues from security and inspection products were $51.8 million compared to $32.5 million for the six months ended December 31, 2001.  For the six months ended December 31, 2002, external revenues from optoelectronic devices subsystems and medical and imaging systems were $29.0 million compared to $24.0 million for the six months ended December 31, 2001.

Segment information is provided by geographic area. We are vertically integrated and we share common resources and facilities. Therefore, with the exception of external revenues, meaningful information is not available by industry or product segment.

Our operating locations include the North America (United States and Canada), Europe (United Kingdom, Finland, and Norway) and Asia (Singapore and Malaysia). Revenue and income from operations generated in a particular geographic segment can be significantly affected by changes in prices or mix of inter company product sales. Our operations by geographical areas are as follows (in thousands):

	Three months ended December 31, 2002

	North America	Europe	Asia	Eliminations	Consolidated

Product & System Revenues	$30,929	$7,655	$3,415		$41,999
Service Revenues	480	1,166	28		1,674
Transfer between geographical areas	2,092	2,463	9,862	(14,417)

Total revenues	$33,501	$11,284	$13,305	$(14,417)	$43,673

Income from operations	$3,606	$867	$337	$691	$5,501

	Three months ended December 31, 2001

	North America	Europe	Asia	Eliminations	Consolidated

Product & System Revenues	$17,920	$8,130	$2,579		$28,629
Service Revenues	495	848	72		1,415
Transfer between geographical areas	1,335	1,096	9,097	(11,528)

Total revenues	$19,750	$10,074	$11,748	$(11,528)	$30,044

Income (loss) from operations	$(303)	$726	$1,602	$(143)	$1,882

	Six months ended December 31, 2002

	North America	Europe	Asia	Eliminations	Consolidated

Product & System Revenues	$55,819	$15,517	$5,426		$76,762
Service Revenues	883	3,006	123		4,012
Transfer between geographical areas	4,917	4,534	20,657	(30,108)

Total revenues	$61,619	$23,057	$26,206	$(30,108)	$80,774

Income from operations	$6,327	$1,800	$1,853	$136	$10,116

	Six months ended December 31, 2001

	North America	Europe	Asia	Eliminations	Consolidated

Product & System Revenues	$35,176	$13,601	$5,000		$53,777
Service Revenues	918	1,658	146		2,722
Transfer between geographical areas	2,632	2,373	16,495	(21,500)

Total revenues	$38,726	$17,632	$21,641	$(21,500)	$56,499

Income (loss) from operations	$(1,437)	$1,244	$2,957	$(136)	$2,628

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for our products may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive pricing and such other risks and uncertainties as are described in this report on Form 10-Q, our annual report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission.

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

Revenue Recognition.  We generally recognize revenue upon shipments of our products and transfer of title.  Concurrent with the shipment of a product, a provision for estimated warranty expenses is recorded with a corresponding increase in cost of goods sold. The provision is adjusted periodically based on historical and anticipated experience.

Some of our revenues derive from long-term projects such as the development and construction of large, complex cargo inspection systems requiring installation and customization at the customer’s site. In addition, some of our revenues derive from United States government funded projects and grants.  Revenues from such long-term cargo contracts and government grants and projects are recorded under the “percentage of completion” method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. Recognized revenues and profit are subject to revisions as the contract progresses to completion.

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

Inventory.  Inventory is stated at the lower of cost or market.  Cost is determined on the first-in-first-out method.  We write down inventory for slow-moving and obsolete inventory based on assessment of demand for the next 18 to 24 months, market conditions, and customers who may be experiencing financial difficulties.  If these factors are less favorable than those projected, additional inventory write-downs may be required.

Deferred Tax Asset Valuation Allowance.  We record a valuation allowance to reduce our deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that we will not realize some portion or all of our deferred tax assets.  We base our determination of the need for a valuation allowance on an on-going evaluation of current evidence including, among other things, estimates of future earnings, the backlog of customer orders and the expected timing of deferred tax assets reversals.  We charge or credit adjustments to the valuation allowance to income tax expense in the period in which these determinations are made.  If we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period this determination was made.  Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would reduce net income and would establish a valuation allowance for the deferred tax asset in the period this determination is made.

Results of Operations

Revenues.  Revenues consist of sales of security and inspection products as well as optoelectronic devices, subsystems and medical and imaging systems.  Revenues for the three months ended December 31, 2002, increased by $13.6 million, or 45.4%, to $43.7 million from $30.0 million for the comparable prior year period. For the six months ended December 31, 2002, revenues increased by $24.3 million, or 43.0%, to $80.8 million from $56.5 million for the comparable prior year period. Revenues for the three months ended December 31, 2002 from the sale of security and inspection products increased by $9.1 million, or 48.8%, to $27.7 million from $18.6 million for the comparable prior year period and revenues from the sale of optoelectronic devices, subsystems and medical and imaging systems increased by $4.5 million or 39.7%, to $16.0 million from $11.4 million for the comparable prior year period. For the six months ended December 31, 2002 revenues from the sale of security and inspection products increased by $19.3 million, or 59.3%, to $51.8 million from $32.5 million for the comparable prior year period and revenues from the sale of optoelectronic devices, subsystems and medical imaging systems increased by $5.0 million or 20.8%, to $29.0 million from $24.0 million for the comparable prior year period.  The increase in revenues for the three and six months from the sale of security and inspection products was due to increased sales of x-ray screening machines in the United States and international markets and inclusion of $683,000 in revenues from Ancore, which was acquired in November 2002. The increase in revenues from the sale of optoelectronic devices, subsystems and medical imaging systems was primarily due to increased sales to defense and medical industries of $2.9 million and $2.3 million for the three and six months ended December 31, 2002 and inclusion of revenues from Centro Vision, which was acquired in July 2002. Centro Vision’s revenues were $901,000 for the three months ended December 31, 2002 and $1.7 million for the six months ended December 31, 2002.

Gross Profit.   Gross profit consists of revenues less cost of goods sold.  Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $5.6 million, or 63.3%, to $14.5 million for the three months ended December 31, 2002 from $8.9 million for the comparable prior year period. For the six months ended December 31, 2002, gross profit increased by $11.6 million, or 73%, to $27.5 million from $15.9 million for the comparable prior year period. As a percentage of revenues, gross profit increased in the three and six months to 33.2% and 34.0% this year, from 29.5% and 28.1% last year, respectively. The change in gross profit was primarily due to increased security and inspection products shipments, which have a relatively higher gross margin.

Selling, General and Administrative.   Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the three months ended December 31, 2002, such expenses increased by $1.5 million, or 27.6%, to $6.8 million from $5.3 million for the comparable prior year period. For the six months ended December 31, 2002, such expenses increased by $3.7 million, or 37.4%, to $13.6 million from $9.9 million for the comparable prior year period. As a percentage of revenues, selling, general and administrative expenses decreased in the three months ended December 31 to 15.5% this year, from 17.7% last year and decreased in the six months ended December 31 to 16.8% this year, from 17.5% last year. The increase in expenses for the three and six months was primarily due to increased sales and marketing expenses for security and inspection products and medical imaging devices.  The increase in administrative expenses for the three and six months ended December 31, 2002 was due to an increase in headcount, compensation and exchange rate fluctuation losses.  Increased exchange rate fluctuation losses were $129,000 for the three months ended December 31, 2002 and $248,000 for the six months ended December 31, 2002.  In addition, the acquisitions of Centro Vision and Ancore resulted in an increase in expenses of $259,000 for the three months ended December 31, 2002, and $417,000 for the six months ended December 31, 2002.

Research and Development.  Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended December 31, 2002, such expenses increased by $634,000, or 40.1%, to $2.2 million from $1.6 million for the comparable prior year period. For the six months ended December 31, 2002, such expenses increased by $605,000, or 19.2%, to $3.8 million from $3.2 million for the comparable prior year period. As a percentage of revenues, research and development expenses decreased in the three months ended December 31 to 5.1% this year from 5.3% last year, and in the six months ended December 31 to 4.7% this year, from 5.6% last year. The increase in research and development expenses was primarily due to increased research and development spending for security and inspection products.

Goodwill Amortization. For the three and six months ended December 31, 2002, there was no amortization of goodwill.  On July 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which changes the method of accounting for goodwill to a test for impairment and requires, among other things, the discontinuance of goodwill amortization.  The amortization of goodwill was $101,000 for the three months ended December 31, 2001, and $202,000 for the six months ended December 31, 2001.

Income from Operations. For the three months ended December 31, 2002, income from operations was $5.5 million compared to $1.9 million for the comparable prior year period. For the six months ended December 31, 2002, income from operations was $10.1 million compared to $2.6 million for the comparable prior year period. Income from operations increased primarily due to an increase in revenues, and in gross margin, and was offset in part by increased selling, general and administrative expenses and research and development expenses.

Interest (Income) Expense. For the three months ended December 31, 2002, we earned net interest income of $207,000 compared to net interest expense of $72,000 for the comparable prior year period. For the six months ended December 31, 2002, we earned net interest income of $381,000 compared to net interest expense of $231,000 for the comparable prior year period. The net interest income for the quarter and six months ended December 31, 2002 was due to interest income on the proceeds from private placements in November and December 2001 and October 2002 and decreased borrowings under the our lines of credit.

Write-off of deferred acquisition costs.  In fiscal 2002, we entered into an agreement regarding a joint acquisition by us and L-3 Communications Corporation (“L-3”) of certain detection and security businesses then owned by PerkinElmer, Inc. (“PerkinElmer”).  The transaction as contemplated would result in our acquisition from L-3 of a certain portion of PerkinElmer’s detection and security businesses. L-3 completed the purchase of the entirety of the businesses from PerkinElmer in June 2002.  In November 2002, L-3 terminated the L-3/OSI transaction prior to consummation.  Because of L-3’s termination of the transaction, for the three months ended December 31, 2002, we recorded an expense of $608,000 consisting of transaction-related expenses, primarily professional fees.

Provision for Income Taxes.  Provisions for income taxes for the three months ended December 31, 2002 increased to $1.3 million this year from $525,000 last year. Provisions for income taxes for the six months ended December 31, 2002 increased $2.9 million this year from $702,000 last year. As a percentage of income before provision for income taxes and minority interest, provision for income taxes were 25.5% for the three months ended December 31 this year, compared to 29.0% last year, and 29.2% for the six months ended December 31 this year, compared to 29.3% last year.  The tax rate for the three months ended December 31, 2002 was lower due to expected utilization of certain tax credits as a result of improved financial conditions.  Also the change in the effective income tax rate was due to changes in the mix of income from U.S. and foreign operations.

Net Income. For the reasons outlined above, we had net income of $3.8 million for the three months ended December 31, 2002, and $7.0 million for the six months ended December 31, 2002, compared to $1.3 million for the three months ended December 31, 2001 and $1.7 million for the six months ended December 31, 2001. Excluding write-off of deferred acquisition costs of $608,000 (after tax $432,000), net income was $4.2 million for the three months ended December 31, 2002 and $7.4 million for the six months ended December 31, 2002.

Liquidity and Capital Resources

Cash and equivalents as of December 31, 2002 were $89.5 million, an increase of $21.9 million from $67.6 million as of June 30, 2002.

Our operations provided net cash of $10.0 million during the six months ended December 31, 2002. The amount of net cash provided by operations reflects our net income of $7.0 million, a reduction in accounts receivables, increase in accounts payable, accrued payroll and related expenses, income taxes payable and advances from customers.  Net cash provided by operations was offset by increase in inventory and other receivables.  Inventories increased due to the higher volume of business in the security and inspection products.

Net cash used in investing activities was $(7.8) million for the six months ended December 31, 2002.  This reflects our capital expenditures for property and equipment, cash used for the acquisition of Ancore and Centro Vision and our equity investments in Imagis and a United Kingdom based technology venture specializing in security and inspection technologies.

Net cash provided by financing activities was $19.6 million for the six months ended December 31, 2002.  In October 2002, we issued and sold an aggregate of 1,250,000 shares of our common stock in a private placement to institutional investors for an aggregate sales price of $21.6 million.  After agent’s commissions, and expenses, net proceeds to us were $20.6 million.  This financing was partially offset by the repayment of our long-term debt obligations.

In March 1999, we announced a stock repurchase program of up to 2,000,000 shares of our common stock. Through February 5, 2003, we repurchased 1,404,500 shares at an average price $4.37 per share. The stock repurchase program did not have a material effect on our liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

We anticipate that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet our working capital, stock repurchase program and capital expenditure needs for the foreseeable future.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Market Risk. We are exposed to certain market risks that are inherent in our financial instruments and arise from transactions entered into in the normal course of business. We may enter into derivative financial instrument transactions in order to manage or reduce market risk in connection with specific foreign currency-denominated transactions. We do not enter into derivative financial instrument transactions for speculative purposes.

Foreign Currency Translation.The accounts of our operations in Singapore, Malaysia, England, Finland, Norway and Canada are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling, euros, Norwegian kroners and Canadian dollars, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder’s equity. Net foreign currency transaction losses of approximately $136,000 and $7,000 were included in income for the three months ended December 31, 2002 and 2001, respectively, and $332,000 and $84,000 for the six months ended December 31, 2002 and 2001, respectively.

Our use of derivatives consists of foreign exchange contracts used to manage foreign exchange risks, along with interest rate swaps on a variable interest rate term loan used to manage interest rate risks. We purchase foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and do not use the contracts for trading purposes. Notional amounts for outstanding foreign exchange contracts were approximately $3.9 million as of December 31, 2002 and $4.2 million as of June 30, 2002. The estimated fair value of these contracts, based on quoted market prices, approximated before income taxes, were ($37,000) at December 31, 2002 and $0 at June 30, 2002. The foreign exchange contracts are effective foreign exchange hedges and the difference in the fair value from the prior reporting period has been recorded as other comprehensive income (loss).

Importance of International Markets. International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, and political instability.

For the three months ended December 31, 2002, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on our consolidated revenues and results of operations. As a result of monetary policy in Malaysia, including the pegging of the Malaysian ringgit to the U.S. dollar, we believe that our foreign currency exposure in Malaysia will not be significant in the foreseeable future. We perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing with local currencies in our foreign business transactions, we are at risk with respect to foreign currency fluctuations.

Interest Rate Risk. All highly-liquid investments with purchased maturity of three months or less are classified as cash equivalents and recorded in the balance sheet at cost which approximates fair value. Short-term investments are comprised of high quality marketable securities. We generally do not use derivatives to hedge our interest rate risk with the exception of interest rate swaps to convert a portion of our variable-interest-rate debt to a fixed-rate liability.

The notional amount of the swaps was $5.5 million at December 31, 2002, and $6.7 million at June 30, 2002. The fair value of the swaps before income taxes were ($166,000) at December 31, 2002 and ($189,000) at June 30, 2002. The change in the fair value from the previously reported period is recorded in other comprehensive income (loss), due to the swaps meeting the criteria of an effective cash flow hedge.

Inflation. We do not believe that inflation has had a material impact on our December 31, 2002 results of operations.

Item 4.          Controls and Procedures

Our  management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days prior to the filing date of this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls subsequent to the date of the evaluation referred to herein.

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings

In November 2002 we were served with an action for declaratory relief filed by L-3 Communications Corp. (“L-3”).  In its action, L-3 seeks a declaratory judgment stating primarily that L-3 has no liabilities to us arising from L-3’s termination of a joint acquisition by L-3 and us of assets that were auctioned by PerkinElmer, Inc.  In December 2002 we filed an action against L-3 alleging, among other causes of action, that L-3 defrauded and breached fiduciary duties to OSI with respect to that transaction.  Both actions are pending.

We are also involved in routine litigation from time to time in the course of conducting our business.

Item 2.          Changes in Securities and Use of Proceeds

In October 2002, we issued and sold an aggregate of 1,250,000 shares of our common stock in a private placement to institutional investors for an aggregate sales price of $21.6 million.  After agent’s commissions, and expenses, net proceeds to us were $20.6 million.  Roth Capital Partners served as the placement agent for this transaction.  As part of the transaction, we issued to the investors warrants to purchase 281,250 additional shares of OSI Common Stock at an exercise price of $21.217 per share, exercisable at any time in full or part no later than October 21, 2009.  The issuance of stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.  On October 28, 2002, we filed a registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering these securities.  The registration statement was declared effective as of November 4, 2002.

In November 2002, we acquired all the outstanding capital stock of Ancore Corporation (“Ancore”), a Santa Clara, California based privately held high-technology developer and provider of advanced inspection systems for aviation security, port and border inspection and counter-terrorism.  Consideration paid for the acquisition consists of a combination of OSI common stock and cash. At the close of the acquisition, we paid $2 million in cash, and issued 347,890 shares of OSI Common Stock valued at $5.8 million.  The issuance of stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.  In December 2002, an additional cash payment of $2 million became due and payable to former Ancore stockholders based on Ancore meeting certain performance criteria.  This payment was made in January 2003

On December 9, 2002, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares issued as part of the Ancore purchase consideration, as well as shares potentially issuable in satisfaction of contingent payments.  The registration statement was declared effective as of December 16, 2002.

Item 4.          Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on November 14, 2002, the following actions   were taken:

1. Election of Directors

Name	For	Withheld

Deepak Chopra	6,167,446	4,381,223
Ajay Mehra	6,170,998	4,377,681
Steven C. Good	9,803,098	745,581
Meyer Luskin	9,800,927	747,752
Madan G. Syal	9,816,622	732,057
Chand R. Viswanathan	9,799,143	749,536

2. Ratification of Board of Director’s amendment to the 1997 Stock Option Plan

For	9,641,557
Against	872,923
Abstain	34,199

3. Ratification of Deloitte & Touche L.L.P. as independent auditors for the year ending June 30, 2001.

For	10,287,490
Against	253,169
Abstain	8,020

Item 6.          Exhibits and Reports on Form 8-K

a.          Exhibits

             99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.          We filed a Report on Form 8-K with the Commission on November 13, 2002, announcing our acquisition of Ancore Corporation, a developer of high-technology advanced inspection systems for aviation security, port and border inspection and counter-terrorism neutron and gamma-ray based inspection systems.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 11th day of February 2003.

OSI SYSTEMS, INC.

By:	/s/ DEEPAK CHOPRA

Deepak Chopra President and Chief Executive Officer

By:	/s/ ANUJ WADHAWAN

Anuj Wadhawan Chief Financial Officer

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

Date: February 11, 2003	/s/ DEEPAK CHOPRA

Deepak Chopra, Chief Executive Officer

CERTIFICATIONS

I, Anuj Wadhawan, Chief Financial Officer, certify that:

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

Date: February 11, 2003	/s/ ANUJ WADHAWAN

Anuj Wadhawan, Chief Financial Officer