Form 10-Q
period 2003-03-31
OSI SYSTEMS INC
filed 2003-05-15
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of May 12, 2003 there were 14,476,103 shares of common stock outstanding.

OSI SYSTEMS, INC.

PART I    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2003	June 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$70,965	$67,604
Marketable securities, available-for-sale	20,269	539
Accounts receivable, net of allowance for doubtful accounts of $1,598 and $1,485 at March 31, 2003 and June 30, 2002, respectively	41,027	38,812
Current portion of note receivable		350
Other receivables	3,214	3,103
Inventory	49,201	36,512
Prepaid expenses	1,808	1,008
Deferred income taxes	2,463	2,026
Prepaid income taxes	1,614	175

Total current assets	190,561	150,129
Property and equipment, net	14,403	12,901
Goodwill	7,153	5,690
Intangible assets, net	14,244	1,716
Other assets, net	2,644	858
Note receivable		450
Deferred income taxes	5,362	3,614

Total	$234,367	$175,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$29
Current portion of long-term debt	2,625	$2,625
Accounts payable	20,736	13,379
Accrued payroll and related expenses	5,457	3,784
Income taxes payable	5,533	2,861
Advances from customers	12,280	4,484
Accrued warranties	2,258	2,164
Other accrued expenses and current liabilities	8,370	5,201

Total current liabilities	57,288	34,498

Long-term debt	2,481	4,463
Other long term liabilities	462	448
Deferred income taxes	136	136
Minority interest	164	79

Total liabilities	60,531	39,624
Shareholders’ Equity
Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at March 31, 2003 and June 30, 2002, respectively
Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding 14,473,603 and 12,806,896 shares at March 31, 2003 and June 30, 2002, respectively	135,057	108,141
Retained earnings	39,780	29,212
Accumulated other comprehensive loss	(1,001)	(1,619)

Total shareholders’ equity	173,836	135,734

Total	$234,367	$175,358

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Revenues	$50,946	$32,134	$131,720	$88,633
Cost of goods sold	34,852	21,721	88,159	62,342

Gross profit	16,094	10,413	43,561	26,291
Operating expenses:
Selling, general and administrative	7,474	5,493	21,064	15,385
Research and development	2,702	1,706	6,462	4,862
Goodwill amortization		101		303

Total operating expenses	10,176	7,300	27,526	20,550

Income from operations	5,918	3,113	16,035	5,741
Interest (income) expense, net	(203)	(180)	(584)	51
Write-off of deferred acquisition costs			608
Write down of equity investment	1,026		1,026

Income before provision for income taxes and minority interest	5,095	3,293	14,985	5,690
Provision for income taxes	1,447	933	4,332	1,635

Income before minority interest	3,648	2,360	10,653	4,055
Minority interest	(41)	(65)	(85)	(65)

Net income	$3,607	$2,295	$10,568	$3,990

Earnings per common share	$0.25	$0.18	$0.76	$0.38

Diluted earnings per share	$0.24	$0.17	$0.73	$0.37

Weighted average shares outstanding	14,467,289	12,642,855	13,870,051	10,519,547

Weighted average shares outstanding—assuming dilution	15,002,341	13,387,798	14,398,684	10,860,778

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$10,568	$3,990
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	94	370
Depreciation and amortization	2,957	2,989
Write-off of deferred acquisition costs	608
Write down of equity investment	1,026
Deferred income taxes	(1,740)	248
Loss on sale of property and equipment		69
Minority interest	85	65
Changes in operating assets and liabilities net of business acquisitions:
Accounts receivable	(1,039)	(3,907)
Other receivables	405	(1,184)
Inventory	(11,479)	(903)
Prepaid expenses	(456)	(407)
Accounts payable	6,164	1,994
Accrued payroll and related expenses	995	771
Income taxes payable	2,539	(647)
Prepaid Income taxes	(1,434)	27
Advances from customers	7,159	547
Accrued warranties	1	5
Other accrued expenses and current liabilities	(794)	408

Net cash provided by operating activities	15,659	4,435

Cash flows from investing activities:
Purchases of property and equipment	(2,918)	(1,803)
Proceeds from sale of property and equipment		92
Cash paid for business acquisitions, net of cash acquired	(4,829)
Cash received on note receivable	450	450
Purchase of marketable securities, available-for-sale	(20,511)
Purchase of equity investment included in other assets	(2,672)	(223)
Other assets	(1,081)	(448)

Net cash used in investing activities	(31,561)	(1,932)

Cash flows from financing activities:
Net proceeds from bank lines of credits	27	191
Payments on long-term debt	(1,985)	(1,930)
Proceeds from exercise of stock options and warrants	637	5,145
Proceeds from issuance of stock	20,528	56,794

Net cash provided by financing activities	19,207	60,200

Effect of exchange rate changes on cash	56	35

Net increase in cash and cash equivalents	3,361	62,738
Cash and cash equivalents, beginning of period	67,604	4,467

Cash and cash equivalents, end of period	$70,965	$67,205

Supplemental disclosures of cash flow information—Cash paid/(received) during the period for:
Interest, net	$(609)	$2
Income taxes	$5,067	$2,003

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General—OSI Systems, Inc. and its subsidiaries (sometimes referred to as “OSI”), is a vertically integrated, worldwide provider of security and inspection systems, medical and imaging systems, and opto-electronic devices and value-added subsystems.

We design, manufacture and market security and inspection systems worldwide to end users under the “Rapiscan®,” “Secure,” “Ancore,” and “Metor” brand names. These products are used to inspect people, baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

In the medical field, we design, manufacture and market bone densitometers, which are used to provide bone density measurements in the diagnosis of osteoporosis, and to provide an early stage indication of the potential for later development of osteoporosis. We also manufacture and sell saturation of arterial hemoglobin (“SpO2”) monitors and sensors, including hand-held monitoring tools under the trade names Dolphin ONE™, Aristo™ and Dolphin 2000™. Dolphin model 2100 SpO2 monitors have received 510[k] approval for sale in the United States.

Our opto-electronic devices and subsystems are used in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical diagnostics, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We design and manufacture opto-electronic devices and subsystems for others through OEM arrangements, as well as for our security and medical equipment businesses.

Consolidation—The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of March 31, 2003, consolidated statements of operations for the three and nine month periods then ended and cash flows for the nine month period ended March 31, 2003, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2002 included in our Annual Report on Form 10-K as filed with the Commission on September 30, 2002. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2003.

Recent Developments—In November 2002, we acquired all the outstanding capital stock of Ancore Corporation (“Ancore”), a Santa Clara, California based privately held high-technology developer and provider of advanced inspection systems for aviation security, port and border inspection and counter-terrorism. Consideration paid for the acquisition consisted of a combination of OSI common stock and cash. At the close of the acquisition, we paid $2 million in cash, and issued 347,890 shares of OSI Common Stock valued at $5.8 million. Expenses associated with the acquisition were approximately $100,000, and have been included in the total purchase price. The acquisition agreement contains certain provisions for additional contingent purchase price payments.

In January 2003, an additional cash payment of $2 million was made to former Ancore stockholders based on Ancore meeting certain performance criteria. The additional $2 million has been included in the allocated purchase price. In May 2003, an additional amount of approximately $574,000 became due and payable to former Ancore stockholders, based on Ancore meeting certain performance criteria. The additional $574,000 has been included in the allocated purchase price and has been accrued in other accrued expenses and current liabilities in the accompanying consolidated financial statements. In addition, during the next five years, upon each commercial sale of a Pulsed Fast Neutron Analysis (PFNA) inspection system, we will pay former Ancore stockholders an earn-out of 6% of the price of the PFNA system, up to $750,000 per system, in either cash or stock, at our election. The PFNA earn-outs are capped at an aggregate of $34 million. PFNA Systems are currently in development under government funding, and there is no assurance that PFNA Systems will be successfully commercialized.

On December 9, 2002, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares issued as part of the Ancore purchase consideration, as well as shares potentially issuable in satisfaction of contingent payments. The registration statement was declared effective as of December 16, 2002.

The acquisition of Ancore was made through a newly formed, wholly owned subsidiary Ancore, Inc., and has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired of $1.7 million and liabilities assumed of $5.3 million, based on the estimated fair values of the assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired of $13.2 million was allocated to intangible assets including core technology, developed technology and goodwill, based on an independent valuation of those assets. The following table shows the allocation of the purchase price (in thousands):

Fair value of assets (net of cash) acquired	$1,777
Core technology	6,800
Developed technology	5,700
Goodwill	700
Liabilities Assumed	(5,275)

Total consideration	$9,702

Paid in cash (net of cash acquired)	3,379
Amounts not yet paid and stock consideration	6,323

Total	$9,702

Supplemental pro-forma disclosures of results of operations for the three and nine months ended March 31, 2003 and 2002 respectively, as though the business combination had been completed as of July 1, 2001 are as follows (in thousands except per share amounts):

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Revenue	$50,946	$33,448	$134,153	$92,366
Net Income before taxes	$5,095	$2,771	$10,635	$4,676
Net Income	$3,607	$1,921	$7,476	$3,267
Diluted Earnings per Share	$0.24	$0.14	$0.52	$0.30

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

In July 2002, we acquired substantially all the assets and business of Thermo Centro Vision, Inc., an opto-electronic subsystems designer and manufacturer based in Ventura County, California, for a purchase price of $1.45 million. The acquisition was made through a newly formed, wholly owned subsidiary, Centro Vision, Inc. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired of $1.5 million and liabilities assumed of $410,000, based on the estimated fair values of the assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired of $399,000 was allocated to goodwill. Although our agreement to purchase the assets and business of Thermo Centro Vision, Inc. included a provision for a contingent additional payment based on the financial performance of the business measured as of March 31, 2003, the minimum threshold for the contingent additional payment was not met. We are therefore under no further obligation to make additional purchase price payments in this transaction. The following table shows the allocation of purchase price (in thousands):

Fair value of assets acquired	$1,461
Goodwill	399
Liabilities Assumed	(410)

Cash paid	$1,450

Supplemental pro-forma disclosures of results of operations for the three and nine months ended March 31, 2003 and 2002 respectively, as though the business combination had been completed as of July 1, 2001 is not disclosed, as the business acquired is not considered to be material.

In July 2002, we purchased from Imagis Technologies, Inc. (“Imagis”) 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), and 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share, and certain ancillary rights, for an aggregate purchase price of $1.75 million. Imagis develops facial recognition software for security applications. We have designated the investment as available-for-sale. The investment, adjusted for changes in the market value of Imagis’ equity securities, is included under other assets in the accompanying consolidated financial statements. For the quarter ended March 31, 2003, based on the continued trading of Imagis common stock below the original purchase price for a prolonged period of time, we recognized an other than temporary impairment in the market value of this investment as of March 31, 2003 and recognized a pre-tax charge of $1,026,000 in our income statement.

In August 2002, we invested $775,000 to purchase a minority equity interest in a UK-based research and development venture focused on security technologies. We account for the investment under the equity method of accounting and the investment is included under other assets in the accompanying consolidated financial statements. Our equity share in the losses of this investment was not material for the three and nine months March 31, 2003

In fiscal 2002, we entered into an agreement regarding a joint acquisition by L-3 Communications Corporation (“L-3”) and us of certain detection and security businesses then owned by PerkinElmer, Inc. (“PerkinElmer”). The transaction as contemplated would have resulted in our acquisition from L-3 of a certain portion of PerkinElmer’s detection and security businesses. L-3 completed the purchase of the entirety of the businesses from PerkinElmer in June 2002. In November 2002, L-3 terminated the L-3/OSI transaction prior to consummation. Because of L-3’s termination of the transaction, for the nine months ended March 31, 2003, we recorded an expense of $608,000 consisting of previously deferred transaction-related expenses.

New Accounting Pronouncements

On July 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill. SFAS 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In accordance with the statement, amortization of goodwill, including goodwill recorded in past business combinations, ceased beginning July 1, 2002. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by December 31, 2002, screens for impairment; the second phase if necessary, which is required to be completed by June 30, 2003, measures the impairment. We have completed the first phase, screening for impairment, and have concluded that there is no impairment of goodwill. SFAS 142 also requires that intangible assets that do not meet the criteria for recognition apart from goodwill be reclassified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing. We determined that as of July 1, 2002, no change was necessary to the classification and useful lives of identifiable intangible assets.

Intangible assets consisted of the following (in thousands):

	March 31, 2003				June 30, 2002
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Intangibles Net	Gross Carrying Amount	Accumulated Amortization	Intangibles Net
Purchased software	5-7 years	$327	$226	$101	$327	$178	$149
Software development costs	5 years	2,124	708	1,416	1,701	593	1,108
Patents	20 years	408	80	328	408	35	373
Core technology	30 years	6,800	76	6,724
Developed technology	5-20 years	5,850	175	5,675	150	64	86

		$15,509	$1,265	$14,244	$2,586	$870	$1,716

Amortization expense for the three and nine months ended March 31, 2003 was approximately $317,000 and $395,000 respectively. At March 31, 2003, estimated future amortization expense is as follows (in thousands):

Fiscal Year	Amortization Expense
Remaining 3 months of 2003	$281
2004	921
2005	873
2006	827
2007	822
2008	561
2009 and thereafter	9,959

Total	$14,244

For the nine months ended March 31, 2003, the carrying amount of goodwill increased by $1,463,000 to $7,153,000 from $5,690,000 as of June 30, 2002. This increase was a result of goodwill associated with the Centro Vision acquisition of $399,000, the acquisition of Ancore of $700,000 and foreign currency translation adjustments of $364,000.

As required by SFAS No. 142, the results for the prior year have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted and reported results is as follows:

Amortization Impact of Adoption of SFAS No. 142

“Goodwill and Other Intangible Assets”           (in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Operating income:
As reported	$5,918	$3,113	$16,035	$5,741
Add back amortization of goodwill	—	101	—	303

Adjusted operating income	$5,918	$3,214	$16,035	$6,044

Net income:
As reported	$3,607	$2,295	$10,568	$3,990
Add back amortization of goodwill, net of tax	—	101	—	303

Adjusted net income	$3,607	$2,396	$10,568	$4,293

Diluted earnings per share:
As reported	$0.24	$0.17	$0.73	$0.37
Add back amortization of goodwill, net of tax	—	0.01	—	0.03

Adjusted diluted earnings per share	$0.24	$0.18	$0.73	$0.40

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

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002. The adoption of FIN 45 did not have a significant effect on our financial position or result or operations.

We offer our customers warranties on products sold to them. These warranties typically provide for repairs and maintenance of our products for a specified time period. Concurrent with the sale of products, a provision for estimated warranty expenses is recorded with a corresponding increase in cost of goods sold. This provision is adjusted periodically based on historical and anticipated experience. Actual expenses of repairs under warranty, including parts and labor are charged to this provision when incurred.

For the nine months ended March 31, 2003, the changes in warranty provisions were as follows (in thousands):

Provision for Warranties
Balance on June 30, 2002	$2,164
Additions	647
Reductions for warranty repair costs	(385)

Balance on September 30, 2002	$2,426
Additions	654
Reductions for warranty repair costs	(360)

Balance on December 31, 2002	$2,720
Additions	183
Reductions for warranty repair costs	(645)

Balance on March 31, 2003	$2,258

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 amends FASB Statement No. 123; Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148, amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The voluntary transition provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The disclosure requirements of SFAS No. 148 become effective for us on July 1, 2003. We are currently assessing the impact of the adoption of this statement on our financial position and results of operations.

In January 2003, the FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (FIN 46), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interest, which are the ownership, contractual, or other pecuniary interest in the entity. The consolidation requirements of FIN 46 will apply immediately to variable interest in a variable interest entity created after January 31, 2003. The disclosure requirements of FIN 46 became effective for us on February 1, 2003 if it is reasonably possible that we will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective for us on July 1, 2003. We are currently assessing the impact of the adoption of FIN 46 on our financial position and results of operations.

Derivative Instruments—Our use of derivatives consists of foreign exchange contracts used to manage foreign exchange risk, along with interest rate swaps on a variable interest rate term loan used to manage interest rate risk. We purchase foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and do not use the contracts for trading purposes. Notional amounts of outstanding foreign exchange contracts were approximately $2.1 million as of March 31, 2003 and $4.2 million as of June 30, 2002. The estimated fair value of these contracts, based on quoted market prices, approximated before income taxes, were ($21,000) at March 31, 2003 and $0 at June 30, 2002. The foreign exchange contracts are effective foreign exchange hedges and the difference in the fair value from the prior reporting period has been recorded as other comprehensive income (loss).

In February 2001 and August 2001, we entered into interest rate swaps. The purpose of the swaps is to convert a portion of our variable interest rate debt into a fixed rate liability. The notional amounts of the swaps were $4.8 million at March 31, 2003, and $6.7 million at June 30, 2002. The fair values of the swaps before income taxes were ($128,000) at March 31, 2003 and ($189,000) at June 30, 2002. The change in the fair value from the previously reported period is recorded in other comprehensive income (loss), due to the swaps meeting the criteria of an effective cash flow hedge. All forward contracts, swaps, and underlying transaction exposures are carried at fair value in other accrued expenses and current liabilities in the accompanying consolidated balance sheets.

Revenue Recognition—We generally recognize revenue upon shipment of our products and transfer of title. Concurrent with the shipment of a product, a provision for estimated warranty expenses is recorded with a corresponding increase in cost of goods sold. The provision is adjusted periodically based on historical and anticipated experience. Some of our revenues derive from long-term projects such as the development and construction of large, complex cargo inspection systems requiring installation and customization at the customer’s site. In addition, some of our revenues derive from United States government funded projects and grants. Revenues from such long-term cargo contracts and government grants and projects are recorded under the “percentage of completion” method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

Inventory—Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory and consisted of the following (in thousands):

	March 31, 2003	June 30, 2002
Raw Materials	$18,883	$19,998
Work-in-process	20,996	8,782
Finished goods	9,322	7,732

Total	$49,201	$36,512

Accounts Receivable—Accounts receivable consisted of the following (in thousands):

	March 31, 2003	June 30, 2002
Trade receivables, net	$37,510	$36,306
Receivables related to long-term contracts—unbilled costs and accrued profit on progress completed.	3,517	2,506

Total	$41,027	$38,812

We expect to bill and collect the unbilled costs and accrued profits at March 31, 2003 during the next twelve months.

Earnings Per Share—We have reflected the provisions of SFAS No.128, EarningsperShare, in the accompanying consolidated financial statements for all periods presented. Earnings per common share are computed using the weighted-average number of shares outstanding during the period. Earnings per common share, assuming dilution, are computed using the weighted-average number of shares outstanding during the period plus the dilutive effect of potential common stock. Potential common stock types were stock options and purchase rights as of March 31, 2002 and stock options and purchase rights as of March 31, 2003.

Stock options and purchase rights totaling 1,170,250 were outstanding for the three and nine months ended March 31, 2003, but were not included in diluted earnings per common share because to do so would have been anti-dilutive. Stock options and purchase rights totaling 0 and 841,000 were outstanding for the three and nine months ended March 31, 2002, but were not included in diluted earnings per common share because to do so would have been anti-dilutive.

The following table reconciles the numerator and denominator used in calculating earnings per common share and earnings per common share-assuming dilution.

	For the three months ended March 31,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Earnings per common share
Income available to common stockholders	$3,607,000	14,467,289	$0.25	$2,295,000	12,642,855	$0.18
Effect of Dilutive Securities
Options and warrants, treasury stock method		535,052	(0.01)		744,943	(0.01)

Earnings per common share assuming dilution
Income available to common Stockholder, assuming dilution	$3,607,000	15,002,341	$0.24	$2,295,000	13,387,798	$0.17

	For the three months ended March 31,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Earnings per common share
Income available to common stockholders	$10,568,000	13,870,051	$0.76	$3,990,000	10,519,547	$0.38
Effect of Dilutive Securities
Options and warrants, treasury stock method		528,633	(0.03)		341,231	(0.01)

Earnings per common share assuming dilution
Income available to common Stockholder, assuming dilution	$10,568,000	14,398,684	$0.73	$3,990,000	10,860,778	$0.37

Comprehensive Income—Comprehensive income is computed as follows (in thousands):

	For the three months ended March 31,		For the nine months ended March 31,
	2003	2002	2003	2002
Net income	$3,607	$2,295	$10,568	$3,990
Foreign currency translation adjustments	9	(68)	1,067	432
Unrealized loss on marketable securities available for sale	(79)	(111)	(473)	(46)
Change in fair value of derivative instruments	32	129	24	14

Comprehensive income	$3,569	$2,245	$11,186	$4,390

Segment Information

We have adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We have reflected the provisions of SFAS No. 131 in the accompanying financial statements for all periods presented. We operate in two identifiable industry segments, a) security and inspection products and b) opto-electronic devices and subsystems, medical imaging systems. For the three months ended March 31, 2003, revenues from security and inspection products were $34.1 million compared to $19.4 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, external revenues from opto-electronic devices subsystems and medical and imaging systems were $16.8 million compared to $12.7 million for the three months ended March 31, 2002. For the nine months ended March 31, 2003, revenues from security and inspection products were $85.9 million compared to $51.9 million for the nine months ended March 31, 2002. For the nine months ended March 31, 2003, external revenues from opto-electronic devices subsystems and medical and imaging systems were $45.8 million compared to $36.7 million for the nine months ended March 31, 2002.

Segment information is provided by geographic area. We are vertically integrated and we share common resources and facilities. Therefore, with the exception of external revenues, meaningful information by industry or product segment is not available.

Our operating locations include North America (United States and Canada), Europe (United Kingdom, Finland, and Norway) and Asia (Singapore, India and Malaysia). Revenue and income from operations generated in a particular geographic segment can be significantly affected by changes in prices or mix of inter-company product sales. Our operations by geographical areas are as follows (in thousands):

	Three months ended March 31, 2003
	North America	Europe	Asia	Eliminations	Consolidated
Product & System Revenues	$30,450	$9,419	$9,244		$49,113
Service Revenues	494	1,266	73		1,833
Transfer between geographical areas	2,388	1,379	10,551	(14,318)

Total revenues	$33,332	$12,064	$19,868	$(14,318)	$50,946

Income from operations	$1,516	$1,044	$3,576	$(218)	$5,918

	Three months ended March 31, 2002
	North America	Europe	Asia	Eliminations	Consolidated
Product & System Revenues	$21,599	$7,169	$2,106		$30,874
Service Revenues	379	881			1,260
Transfer between geographical areas	2,434	1,326	9,410	(13,170)

Total revenues	$24,412	$9,376	$11,516	(13,170)	$32,134

Income from operations	$951	$449	$1,840	$(127)	$3,113

	Nine months ended March 31, 2003
	North America	Europe	Asia	Eliminations	Consolidated
Product & System Revenues	$86,269	$24,936	$14,669		$125,874
Service Revenues	1,378	4,273	195		5,846
Transfer between geographical areas	7,305	5,913	31,208	(44,426)

Total revenues	$94,952	$35,122	$46,072	$(44,426)	$131,720

Income from operations	$7,741	$2,893	$5,483	$(82)	$16,035

	Nine months ended March 31, 2002
	North America	Europe	Asia	Eliminations	Consolidated
Product & System Revenues	$56,774	$20,770	$7,106		$84,650
Service Revenues	1,298	2,539	146		3,983
Transfer between geographical areas	5,066	3,699	25,905	(34,670)

Total revenues	$63,138	$27,008	$33,157	$(34,670)	$88,633

Income (loss) from operations	$(486)	$1,693	$4,797	$(263)	$5,741

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

Revenue Recognition—We generally recognize revenue upon shipments of our products and transfer of title. Concurrent with the shipment of a product, a provision for estimated warranty expenses is recorded with a corresponding increase in cost of goods sold. The provision is adjusted periodically based on historical and anticipated experience.

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

Accounts Receivable—We perform ongoing credit evaluations of our customers and adjust credit limits based upon each customer’s payment history and current credit worthiness, as determined by credit information available at that time. We continuously monitor collections and payments from our customers and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory—Inventory is stated at the lower of cost or market. Cost is determined on the first-in-first-out method. We write down inventory for slow-moving and obsolete inventory based on assessment of demand for the next 18 to 24 months, market conditions, and customers who may be experiencing financial difficulties. If these factors are less favorable than those projected, additional inventory write-downs may be required.

Deferred Tax Asset Valuation Allowance—We record a valuation allowance to reduce our deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that we will not realize some portion or all of our deferred tax assets. We base our determination of the need for a valuation allowance on an on-going evaluation of current evidence including, among other things, estimates of future earnings, the backlog of customer orders and the expected timing of deferred tax assets reversals. We charge or credit adjustments to the valuation allowance to income tax expense in the period in which these determinations are made. If we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period this determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would reduce net income and would establish a valuation allowance for the deferred tax asset in the period this determination is made.

Reclassifications—Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

Results of Operations

Revenues—Revenues consist of sales of security and inspection products as well as opto-electronic devices, subsystems and medical and imaging systems. Revenues for the three months ended March 31, 2003, increased by $18.8 million, or 58.5%, to $50.9 million from $32.1 million for the comparable prior year period. For the nine months ended March 31, 2003, revenues increased by $43.1 million, or 48.6%, to $131.7 million from $88.6 million for the comparable prior year period. Revenues for the three months ended March 31, 2003 from the sale of security and inspection products increased by $14.7 million, or 75.6%, to $34.1 million from $19.4 million for the comparable prior year period and revenues from the sale of opto-electronic devices, subsystems and medical and imaging systems for the three months ended March 31, 2003, increased by $4.1 million or 32.4%, to $16.8 million from $12.7 million for the comparable prior year period. For the nine months ended March 31, 2003 revenues from the sale of security and inspection products increased by $34.0 million, or 65.4%, to $85.9 million from $51.9 million for the comparable prior year period and revenues from the sale of opto-electronic devices, subsystems and medical imaging systems increased by $9.1 million or 24.8%, to $45.8 million from $36.7 million for the comparable prior year period. The increase in revenues for the three and nine months ended March 31, 2003 from the sale of security and inspection products was due to increased sales of x-ray screening machines and cargo security systems in the United States and international markets and the inclusion of revenues from Ancore, which was acquired in November 2002. Ancore’s post-acquisition revenues were $1.5 million for the three months ended March 31, 2003 and $2.2 million for the nine months ended March 31, 2003. The increase in revenues from the sale of opto-electronic devices, subsystems and medical imaging systems was due to increased sales to defense and medical industries of $3.6 million for the three months ended March 31, 2003 and $7.0 million for the nine months ended March 31, 2003 and the inclusion of revenues from Centro Vision, which was acquired in July 2002. Centro Vision’s revenues were $1.0 million for the three months ended March 31, 2003 and $2.7 million for the nine months ended March 31, 2003.

Gross Profit—Gross profit consists of revenues less cost of goods sold. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $5.7 million, or 54.6%, to $16.1 million for the three months ended March 31, 2003 from $10.4 million for the comparable prior year period. For the nine months ended March 31, 2003, gross profit increased by $17.3 million, or 65.7%, to $43.6 million from $26.3 million for the comparable prior year period. As a percentage of revenues, gross profit decreased in the three months ended March 31, 2003 to 31.6% from 32.4% in the comparable prior year period, due to the higher mix of sales of large cargo security systems which have a higher cost of sales as initial engineering costs associated with these systems have been expensed as incurred. This was partially offset by higher gross margins from increased sales of other security and inspection products. For the nine months ended March 31, 2003, gross profit as a percent of revenue increased to 33.1% from 29.7% in the comparable period last year. The increase in gross profit percentage was primarily due to increased security and inspection products shipments, which have a relatively higher gross margin.

Selling, General and Administrative—Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the three months ended March 31, 2003, such expenses increased by $2.0 million, or 36.1%, to $7.5 million from $5.5 million for the comparable prior year period. For the nine months ended March 31, 2003, such expenses increased by $5.7 million, or 36.9%, to $21.1 million from $15.4 million for the comparable prior year period. As a percentage of revenues, selling, general and administrative expenses decreased in the three months ended March 31, 2003 to 14.7%, from 17.1% for the same period last year and decreased in the nine months ended March 31, 2003 to 16.0%, from 17.4% for the same period last year. The increase in expenses for the three and nine months was primarily due to increased sales and marketing expenses for security and inspection products and medical imaging devices. The increase in administrative expenses was driven by increased legal expenses, an increase in headcount, compensation and exchange rate fluctuation losses. Increased exchange rate fluctuation losses/(gains) were $(1,000) for the three months ended March 31, 2003 and $247,000 for the nine months ended March 31, 2003. In addition, the acquisitions of Centro Vision and Ancore resulted in an increase in expenses of $430,000 for the three months ended March 31, 2003, and of $1.1 million for the nine months ended March 31, 2003.

Research and Development—Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended March 31, 2003, such expenses increased by $1.0 million or 58.4%, to $2.7 million from $1.7 million for the comparable prior year period. For the nine months ended March 31, 2003, such expenses increased by $1.6 million, or 32.9%, to $6.5 million from $4.9 million for the comparable prior year period. As a percentage of revenues, research and development expenses were 5.3% in the three months ended March 31, 2003, which is consistent with the comparable period last year. In the nine months ended March 31, 2003 research and development expense as a percentage of revenues decreased to 4.9% this year, from 5.5% last year. The increase in research and development expenses was primarily due to increased research and development spending for security and inspection products. In addition, the acquisitions of Ancore and CentroVision resulted in increased expenses of $327,000 and $488,000 for the three and nine months ended March 31, 2003 compared to the same periods last year.

Goodwill Amortization—For the three and nine months ended March 31, 2003, there was no amortization of goodwill. On July 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which changes the method of accounting for goodwill to a test for impairment and requires, among other things, the discontinuance of goodwill amortization. The amortization of goodwill was $101,000 for the three months ended March 31, 2002, and $303,000 for the nine months ended March 31, 2002.

Income from Operations—For the three months ended March 31, 2003, income from operations was $5.9 million compared to $3.1 million for the comparable prior year period. For the nine months ended March 31, 2003, income from operations was $16.0 million compared to $5.7 million for the comparable prior year period. Income from operations increased primarily due to an increase in revenues, and in gross margin, and was offset in part by increased selling, general and administrative expenses and research and development expenses.

Interest (Income) Expense—For the three months ended March 31, 2003, we earned net interest income of $203,000 compared to $180,000 for the comparable prior year period. For the nine months ended March 31, 2003, we earned net interest income of $584,000 compared to net interest expense of $51,000 for the comparable prior year period. The net interest income for the three and nine months ended March 31, 2003 was due to interest income on the proceeds from private placements in November and December 2001 and October 2002 and decreased borrowings under our lines of credit.

Write down of equity investment—In July 2002, we purchased from Imagis Technologies, Inc. (“Imagis”) 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), and 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share, and certain ancillary rights, for an aggregate purchase price of $1.75 million. Imagis develops facial recognition software for security applications. We have designated the investment as available for sale. The investment, adjusted for changes in the market value of Imagis’ equity securities, is included under other assets in the accompanying consolidated financial statements. For the quarter ended March 31, 2003, based on the based on the continued trading of Imagis common stock below the original purchase price for a prolonged period of time, we recognized an other than temporary impairment in the market value of this investment as of March 31, 2003 and recognized a pre-tax charge of $1,026,000 in our income statement.

Write-off of deferred acquisition costs—In fiscal 2002, we entered into an agreement regarding a joint acquisition by L-3 and us of certain detection and security businesses then owned by PerkinElmer, Inc. (“PerkinElmer”). The transaction as contemplated would result in our acquisition from L-3 of a certain portion of PerkinElmer’s detection and security businesses. L-3 completed the purchase of the entirety of the businesses from PerkinElmer in June 2002. In November 2002, L-3 terminated the L-3/OSI transaction prior to consummation. Because of L-3’s termination of the transaction, for the nine months ended March 31, 2003, we recorded an expense of $608,000 consisting of transaction-related expenses, primarily professional fees.

Provision for Income Taxes—Provisions for income taxes for the three months ended March 31, 2003 increased to $1.4 million this year from $933,000 last year. Provision for income taxes for the nine months ended March 31, 2003 increased $2.7 million to $4.3 million this year from $1.6 million last year. As a percentage of income before provision for income taxes and minority interest, provision for income taxes was 28.4% for the three months ended March 31, 2003, compared to 28.3% for the comparable period last year, and 28.9% for the nine months ended March 31, 2003, compared to 28.7% for the comparable period last year. The change in the effective income tax rate was due primarily to changes in the mix of income from U.S. and foreign operations.

Net Income—For the reasons outlined above, we had net income of $3.6 million for the three months ended March 31, 2003, and $10.6 million for the nine months ended March 31, 2003, compared to $2.3 million for the three months ended March 31, 2002 and $4.0 million for the nine months ended March 31, 2002.

Liquidity and Capital Resources

Cash and equivalents as of March 31, 2003 were $71.0 million, an increase of $3.4 million from $67.6 million as of June 30, 2002.

Our operations provided net cash of $15.7 million during the nine months ended March 31, 2003. The amount of net cash provided by operations reflects our net income of $10.6 million, an increase in accounts payable, accrued payroll and related expenses, income taxes payable and advances from customers. Net cash provided by operations was partially offset by an increase in inventory, accounts receivables, prepaid income taxes and prepaid expenses. Inventories and accounts receivables increased due to the higher volume of business in the security and inspection products.

Net cash used in investing activities was $31.6 million for the nine months ended March 31, 2003. This amount reflects increased investments in marketable securities of $20.5 million, which consist of equity securities in public companies categorized as available-for-sale and carried at fair value. Our investments in equity securities are highly concentrated and unhedged, and are therefore subject to potentially significant fluctuations in market value resulting from factors such as the financial performance of the issuing companies, changes in the market for the companies’ products, and extrinsic fluctuations in the overall market for equity securities. In addition the amount reflects capital expenditures of $2.9 million for property and equipment and cash used for the acquisition of Ancore of $3.3 million and Centro Vision of $1.5 million and our equity investments in Imagis and a United Kingdom based technology venture specializing in security and inspection technologies.

Net cash provided by financing activities was $19.2 million for the nine months ended March 31, 2003. In October 2002, we issued and sold an aggregate of 1,250,000 shares of our common stock in a private placement to institutional investors for an aggregate sales price of $21.6 million. After agent’s commissions, and expenses, net proceeds to us were $20.5 million. This financing was partially offset by the repayment of our long-term debt obligations.

In March 1999, we announced a stock repurchase program of up to 2,000,000 shares of our common stock. Through March 31, 2003, we repurchased 1,404,500 shares at an average price $4.37 per share. The stock repurchase program did not have a material effect on our liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

We anticipate that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet our working capital, stock repurchase program and capital expenditure needs for the foreseeable future.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Market Risk—We are exposed to certain market risks that are inherent in our financial instruments and arise from transactions entered into in the normal course of business. We may enter into derivative financial instrument transactions in order to manage or reduce market risk in connection with specific foreign currency-denominated transactions. We do not enter into derivative financial instrument transactions for speculative purposes. In addition, our investments in equity securities are highly concentrated and unhedged, and are therefore subject to potentially significant fluctuations in market value resulting from factors such as the financial performance of the issuing companies, changes in the market for the companies’ products, and extrinsic fluctuations in the overall market for equity securities.

Foreign Currency Translation—The accounts of our operations in Singapore, Malaysia, England, Finland, Norway and Canada are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling, euros, Norwegian kroners and Canadian dollars, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder’s equity. Net foreign currency transaction losses of approximately $128,000 and $129,000 were included in income for the three months ended March 31, 2003 and 2002, respectively, and $460,000 and $213,000 for the nine months ended March 31, 2003 and 2002, respectively.

Our use of derivatives consists of foreign exchange contracts used to manage foreign exchange risks, along with interest rate swaps on a variable interest rate term loan used to manage interest rate risks. We purchase foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and do not use the contracts for trading purposes. Notional amounts for outstanding foreign exchange contracts were approximately $2.1 million as of March 31, 2003 and $4.2 million as of June 30, 2002. The estimated fair value of these contracts, based on quoted market prices, approximated before income taxes, was ($21,000) at March 31, 2003 and $0 at June 30, 2002. The foreign exchange contracts are effective foreign exchange hedges and the difference in the fair value from the prior reporting period has been recorded as other comprehensive income (loss).

Importance of International Markets—International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, wars and political instability. In addition, the outbreak of infectious diseases such as the recent outbreak of SARS represent potential risk to our ability to complete projects on schedule and to gain new project awards, due to travel constraints to and from the affected areas.

For the three months ended March 31, 2003, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on our consolidated revenues and results of operations. As a result of monetary policy in Malaysia, including the pegging of the Malaysian ringgit to the U.S. dollar, we believe that our foreign currency exposure in Malaysia will not be significant in the foreseeable future. We perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing with local currencies in our foreign business transactions, we are at risk with respect to foreign currency fluctuations.

Interest Rate Risk—All highly liquid investments with purchased maturity of three months or less are classified as cash equivalents and recorded in the balance sheet at cost, which approximates fair value. Short-term investments are comprised of high quality marketable securities. We generally do not use derivatives to hedge our interest rate risk with the exception of interest rate swaps to convert a portion of our variable-interest-rate debt to a fixed-rate liability.

The notional amount of the swaps was $4.8 million at March 31, 2003, and $6.7 million at June 30, 2002. The fair value of the swaps before income taxes was ($128,000) at March 31, 2003 and ($189,000) at June 30, 2002. The change in the fair value from the previously reported period is recorded in other comprehensive income (loss), due to the swaps meeting the criteria of an effective cash flow hedge.

Inflation—We do not believe that inflation has had a material impact on our March 31, 2003 results of operations.

Item 4.     Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to herein and no corrective actions with regard to significant deficiencies or material weaknesses were required.

PART II    OTHER INFORMATION

Item 1.     Legal Proceedings

We are involved in routine litigation from time to time in the course of conducting our business.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

(1)	The Company filed a current report on Form 8-K on May 6, 2003 in connection with the dissemination of an earnings release.*

*	Report containing information that is required to be furnished under Item 12 was instead furnished under Item 9 in accordance with Securities and Exchange Release No. 33-8176. Pursuant to General Instruction B of Form 8-K and SEC release No. 33-8176, the report submitted under Item 9 is not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of this section. The Company is not incorporating, and will not incorporate by reference this report into a filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 11th day of May 2003.

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

Date: May 12, 2003	/s/ DEEPAK CHOPRA
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

Date: May 12, 2003	/s/ ANUJ WADHAWAN
Anuj Wadhawan, Chief Financial Officer