Form 10-K
period 2003-06-30
OSI SYSTEMS INC
filed 2003-09-29
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003;

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-23125

OSI SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

California	33-0238801
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12525 Chadron Avenue, Hawthorne, California	90250
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (310) 978-0516

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)      Yes  ☒    No  ☐

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the NASDAQ National Market on September 22, 2003 was $256,724,580.

The number of shares of the Registrant’s Common Stock outstanding as of September 22, 2003 was 14,545,302.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders (to be filed subsequently) are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

OSI Systems, Inc. and its subsidiaries (sometimes referred to as the “Company”) is a vertically integrated, worldwide provider of security and inspection systems, optoelectronic devices and value-added subsystems, and medical monitoring and imaging products.

We design, manufacture and market security and inspection systems worldwide to end users under the “Rapiscan,” “Secure,” “Ancore,” and “Metor” brand names. These products are used to inspect people, baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

Our optoelectronic devices and value-added subsystems are used in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical diagnostics, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We design and manufacture optoelectronic devices and value-added subsystems for others through OEM arrangements, as well as for our security and medical equipment businesses.

In the medical field, we design, manufacture and market bone densitometers, which are used to provide bone density measurements in the diagnosis of osteoporosis, and to provide an early stage detection of potential development of osteoporosis. We also manufacture and sell arterial hemoglobin (“SpO2”) saturation monitors and sensors, including hand-held monitoring tools under the trade names “Dolphin ONE,” “Aristo,” and “Dolphin 2000”.

In fiscal year 2003, revenues from the sale of security and inspection products amounted to $120.8 million, or approximately 66% of our revenues, while revenues from the sale of optoelectronic devices and value-added subsystems and medical imaging and monitoring systems amounted to $61.8 million, or approximately 34% of our revenues. Further information concerning reporting segments is available in Note 14 to our financial statements.

Industry Overview

We sell our security and inspection products and medical monitoring and imaging systems primarily to end-users, while we design and manufacture our optoelectronic devices and value-added subsystems primarily for OEMs.

Security and Inspection Products.    A variety of products are currently used worldwide in security and inspection applications. These products include single energy x-ray equipment, dual energy x-ray equipment, metal detectors, x-ray machines employing backscatter detection technology, and cargo inspection systems using x-rays, gamma rays or thermal neutron analysis. We believe that the market for security and inspection products will continue to be affected by the threat of terrorist incidents and by new government mandates and appropriations for security and inspection products in the United States and internationally. We also anticipate a growing market for the use of our products in non-security applications such as customs manifest verification and agricultural products inspection.

In the 1970s, principally in response to civilian airline hijackings, the U.S. Federal Aviation Administration (“FAA”) established security standards by setting guidelines for the screening of carry-on baggage for weapons. The United Nations later mandated these standards for adoption by all of its member states. We believe that to date the imposition of these standards has resulted in the installation of over 10,000 x-ray inspection systems in airports worldwide. Additionally, since 1998, the United Kingdom Department of Transport has required that the United Kingdom’s commercial airports deploy systems for 100% screening of international checked baggage. The European Civil Aviation Conference, an organization of 41 member states, has also agreed to implement 100% screening of international checked baggage in the future.

In the United States, largely in response to the explosion of Pan Am Flight 103 in December 1988, Congress enacted the Aviation Security Improvement Act of 1990, which, among other initiatives, directed the FAA to establish and implement strict security measures and to deploy advanced technology for the detection of explosives. In July 1996, then-President Clinton formed the White House Commission on Aviation Safety and Security (the “Gore Commission”) to review airline and airport security and to oversee aviation safety. In response to the initial report released by the Gore Commission, the United States enacted legislation that included $144 million in appropriations for the initial deployment of advanced security and inspection technology at major U.S. airports. A portion of this funding was allocated for Threat Image Projection Ready X-ray systems at security checkpoints throughout the United States.

In April 2000, the FAA awarded us a contract to provide x-ray screening systems at selected airports throughout the United States. Under the contract, the FAA has the right to purchase from us up to 800 systems, for which the aggregate purchase price would be approximately $40 million. In fiscal years 2001, 2002, and 2003 our install-base totaled approximately 500 systems under this contract. We received additional orders for more than 200 systems, some of which were shipped in fiscal 2003, and the balance of which will be shipped in fiscal 2004.

The September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners has led to nation-wide shifts in air and ground transportation security and facilities security policies. Since these attacks, Congress passed the Aviation and Transportation Security Act and integrated many U.S. security-related agencies into the U.S. Department of Homeland Security. As a result of these and other changes, sales of our security and inspection products have grown as compared to pre-September 11, 2001 levels.

Worldwide trends toward increased international trade and transportation of goods and people have resulted in a growing demand for cargo, port and border inspection technologies. We currently market our cargo, port and border inspection systems through Rapiscan’s Cargo Inspection Group. Projects recently installed or currently underway include system installations in Hong Kong, Taiwan, Romania, South Korea, Mexico and the United States. These sites contain various cargo product types including fixed and relocatable high-energy systems, mobile gamma-ray and x-ray detection systems, and hybrid x-ray/thermo neutron analysis scanning systems. We anticipate a growing demand from governments and commercial enterprises for increasingly sophisticated solutions to screening vehicles, trucks, ocean-going cargo, and air pallet containers.

Optoelectronic Devices and Subsystems.    Our optoelectronic devices and value-added subsystems are used for a wide variety of applications ranging from complex monitoring, measurement or positioning functions, such as in industrial robotics where our optoelectronic devices and value-added subsystems are used to detect the exact position, motion or size of another object, to simple functions, such as the detection of paper in the print path of a laser printer. Because optoelectronic devices and value-added subsystems can be used in a wide variety of measurement control and monitoring applications, they are used in a broad array of industrial applications and are key components in the telecommunications and fiber optics industries.

We believe that in recent years, advances in technology and reductions in the cost of key components of optoelectronic systems, including computer processing power and memory, have broadened the market by enabling the use of optoelectronic devices in a greater number of applications. In addition, we see a trend among OEMs to increasingly outsource the design and manufacture of optoelectronic devices and value-added subsystems to fully-integrated, independent manufacturers, like us, who may have greater specialization, broader expertise, and the flexibility to respond in shorter time periods than most OEMs can accomplish in-house. We believe that our level of vertical integration, substantial engineering resources, expertise in the use and application of optoelectronic technology, and low-cost international manufacturing operations enable us to compete effectively in the market for optoelectronic devices and value-added subsystems.

Through our subsidiary, RapiTec, Inc. (“RapiTec”), our optoelectronic devices and subsystems group has also penetrated the worldwide weapons simulation market. Through system engineering, product development, rapid prototyping, and volume manufacturing, RapiTec develops, manufactures and markets state-of-the-art, laser-based training systems for the defense industry. We recently added to these capabilities through the formation of a new subsidiary, OSI Defense Systems, LLC (“OSI Defense”). In August 2003, OSI Defense acquired the laser-based training systems business of Schwartz Electro-Optics, Inc. whose products include tactical engagement simulation systems, man worn laser detectors, small arms transmitters, controller guns and a variety of targeting systems.

Our optoelectronic devices and subsystems group has also developed high-speed silicon photodiodes for use in fiber optic systems such as Gigabit Ethernet and Fiber Channel systems. These products can cost-effectively replace Gallium Arsenide products. We have developed a silicon-based fiber optic detector that can achieve a 2.5 gigabit/second data rate using 3.3 volts bias voltage. Through a wholly owned subsidiary, OSI Fibercomm, Inc., we have launched a family of Indium Gallium Arsenide photodetectors for use in a variety of network applications and long-haul communications applications, together with high-speed silicon-based detectors combined with transimpedence amplifiers.

Medical Monitoring and Imaging Systems.    Our Company designs, manufactures and markets medical monitoring and imaging systems. We manufacture and distribute the DTX-200, a U.S. Food & Drug Administration (“FDA”)-approved forearm DEXA (Dual Energy X-Ray) densitometer, which is used to diagnose osteoporosis as well as to provide follow-up bone density measurements. We also manufacture and distribute the ultrasound DTU-One, a FDA-approved calcaneus ultrasound scanner. The DTU-One is the first commercially available ultrasound scanner using imaging capability for the diagnosis of osteoporosis. We recently also received 510(k) approval from the FDA to sell our new dual energy x-ray based tabletop bone densitometer, DexaCare G4. The DexaCare G4, which represents our latest generation densitometer, is also lighter and smaller than its predecessors.

Our medical monitoring and imaging systems group also develops next-generation pulse oximetry instruments and compatible pulse oximetry sensors. It manufactures and distributes, under the Dolphin One product line, products incorporating a proprietary pulse oximetry technology that is used to non-invasively monitor oxygenation levels. Dolphin One products include the Voyager, the Dolphin 2100 and the Dolphin 2150. The Voyager is the first personal data assistant-based pulse oximetry product on the market. The Voyager and the Dolphin 2100 are FDA 510(k) approved. The Dolphin 2150 is pending FDA approval. Our medical monitoring and imaging systems group also manufactures and distributes, under the Dolphin 2000, Aristo and CopyCat product lines, sensors that are compatible with products made by other manufacturers of pulse oximetry technologies.

Growth Strategy

Our primary objectives are to be a leading provider of security and inspection products, specialized optoelectronic products, and cutting-edge medical monitoring and imaging systems, to enhance our position in the international inspection and detection marketplace, to leverage our expertise in the optoelectronic technology industry by entering into new markets, and to capitalize on our research to provide reliable and cost-optimized medical devices. Key elements of this strategy include:

Capitalizing on the Growing Market for Security and Inspection Products.    We believe that heightened attentiveness to terrorist and other security threats may continue to drive growth in the market for security and inspection products, not only in transportation security, but in facilities security, event security and materials inspection as well. In addition, the trend toward increased international transportation of goods and people may result in growth in the market for cargo inspection systems. Package screening by freight forwarders also represents a potential growing sector, as new regulations in Europe require such screening, and awareness of the need for such screening grows in the U.S. We intend to continue to expand our sales and marketing efforts both domestically and internationally, and to capitalize on opportunities to replace, service and upgrade existing security installations.

Developing New Security and Inspection Technologies.    We intend to continue develop new security and inspection products such as our proprietary Pulsed Fast Neutron Analysis (“PFNA”) and Thermal Neutron Analysis (“TNA”) systems. The PFNA, TNA, and the other technological advances we make allow us to offer customers the broadest variety of advanced security solutions. In addition, through research and development and selective acquisitions, we may enhance and expand our current product offerings to better address new applications and security industry demands.

Leveraging the Optoelectronic Design and Manufacturing Expertise to Address New Applications.    We think that one of our primary competitive strengths is our expertise in designing and manufacturing, at cost-effective rates, specialized optoelectronic devices and value-added subsystems for our own end products and for the products of our OEM customers. Our optoelectronic devices and subsystems group currently designs and manufactures devices and subsystems for numerous customers serving hundreds of applications.

Improving Existing Medical Diagnostic Technologies.    We continue to improve and develop medical diagnostic tools aimed at bone metabolic diseases, such as osteoporosis, and patient monitors and accessories with a particular emphasis on pulse oximetry and respiratory gas analysis. Our research within this field will continue to concentrate on the development of devices that make it possible for institutions from large hospitals to small clinics and physicians’ offices to obtain accurate, precise, reliable and cost-effective results.

Acquiring New Companies and Technologies.    We have developed our expertise in this and other areas through internal research and development efforts and also through selective acquisitions.

In 1987, we formed Opto Sensors (Singapore) PTE Ltd. (“OSI Singapore”) to manufacture optoelectronic devices and value-added subsystems.

In 1990, we acquired UDT Sensors, Inc. (“UDT Sensors”) to broaden our expertise and capabilities in developing and manufacturing optoelectronic devices and value-added subsystems.

In 1993, we acquired Rapiscan Security Products Limited (“Rapiscan U.K.”) and, through Rapiscan Security Products (U.S.A.), Inc. (“Rapiscan U.S.A.”) (Rapiscan U.S.A. and Rapiscan U.K. are sometimes collectively referred to as “Rapiscan”), commenced our operations as a provider of security and inspection products in the United States.

Thereafter, in 1993, we acquired Ferson Optics, Inc. (“Ferson Optics”) for its passive optic technologies. Because of competitive market forces, primarily in Asia with significantly lower costs of labor, sales of Ferson Optic’s products show little opportunity of growth in the foreseeable future. We are actively monitoring this and have implemented cost-cutting measures. Ferson Optics is a small portion of our overall business.

In 1994, we commenced operations of Opto Sensors (Malaysia) Sdn. Bhd. (“OSI Malaysia”) to take advantage of lower manufacturing costs in Malaysia.

In 1997, we acquired Advanced Micro Electronics AS (“AME”) for AME’s hybrid optoelectronic capabilities.

In 1998, we acquired Osteometer MediTech A/S (“Osteometer”), a Danish manufacturer of diagnostic scanners used for the early detection of symptoms of osteoporosis. However, due to the global decline in the bone densitometer market, in August 1999 we closed the operations of Osteometer in Denmark, and relocated certain of those operations to our U.S. facilities. In the quarter ended September 30, 1999, we recorded estimated restructuring costs of $1.9 million related to the closure of the Osteometer facility in Denmark. Those costs were associated primarily with the termination of certain employees and commitments, and other facility closure costs. During the quarter ended March 31, 2000, we completed the closure of the Osteometer facility in Denmark and the relocation of the operations to the U.S. The market for osteoporosis diagnostic equipment is currently weak and is expected to remain so for at least the near-term.

In 1998, we purchased the security products business of Metorex International Oy (“Metorex Security”) of Espoo, Finland. We paid $4.7 million in cash, including professional fees associated with the acquisition. In July 1999, we paid 4.4 million Finnish markka (approximately $739,000), in lieu of contingent payments of up to $1.5 million, based on future sales. The acquisition of Metorex Security brought a complete security metal detection product line to our security and inspection products group. Metor brand security archway metal detectors are among the most widely recognized such products in the world. These metal detectors complement the x-ray screening systems supplied by Rapiscan. Metorex Security continues to supply a large number of systems to the U.S. Government, as well as to customers around the world. The products include the Metor 100 series archways, the Metor 200 series zonal archways and the Metor 200Hde, which was recently certified by the Transportation Security Administration. Our MetorNet product allows monitoring and control of multi-system installations from a central workstation.

In 1998, we acquired all the outstanding stock of Silicon Microstructures, Inc. (“SMI”), a silicon pressure-sensor manufacturer, from Exar Corporation of Fremont, California. We paid $2.7 million in cash, including professional fees associated with the acquisition. On March 31, 2001, we sold all of the outstanding stock of SMI to Elmos Semiconductor AG of Germany for $6 million in cash. In connection with this transaction, we sold certain capital equipment to SMI for $462,000 in cash. The sale also included a three-year commitment from us to supply four-inch silicon foundry wafers to SMI and to dedicate limited manufacturing facilities to be used by SMI for its etching operations, a commitment which would have terminated in March 2004. The total pre-tax gain on the transaction was approximately $3 million. In July 2002, SMI served a notice on us terminating the commitment. In January 2003, we negotiated a settlement agreement and, as of June 30, 2003, there were no further outstanding obligations.

In 1998, we acquired most of the assets and assumed certain liabilities of Corrigan Canada Ltd. (“Corrigan”), a Canadian security products manufacturer, for approximately $476,000 in cash, including professional fees associated with the acquisition.

In 1998, we invested $315,000, including professional fees associated with the acquisition, in Square One, Inc. (“Square One”) for an equity share of approximately 16%. In August 2000, we acquired substantially all of Square One’s assets for consideration of $259,000 in cash, including professional fees associated with the acquisition, future royalties (on which a $30,000 advance payment was made), and return of the Square One stock held by us. The acquired business now develops and manufactures infrared-based patient monitoring medical subsystems for us under the Square One product line.

In January 1999, we acquired Aristo Medical Products, Inc. (“Aristo”) for approximately $277,000 in cash, including professional fees associated with the acquisition. The acquired business now develops and manufactures next generation pulse oximeter probes for us under the Aristo product line.

During fiscal 1999, we invested $1.0 million, including professional fees associated with the acquisition, in OSI Medical, Inc. (“OSI Medical”) for an equity share of approximately 40%. OSI Medical developed next generation pulse oximeter instruments and probes for use in the medical field. Pursuant to an agreement entered into in October 1999, we acquired an additional equity interest, representing approximately 16% of the stock ownership of OSI Medical for $1.2 million, including professional fees associated with the acquisition. During fiscal 2001, we acquired an additional equity interest representing approximately 19% of the ownership of OSI Medical for $282,000. With these additional equity investments, we increased our equity share in OSI Medical to approximately 75%.

In April 2000, also pursuant to the OSI Medical Agreement and in connection with certain amounts loaned or to be loaned by us to OSI Medical thereunder, we acquired five-year warrants (subject to earlier termination upon the occurrence of certain events) to acquire up to 1,110,000 additional OSI Medical shares at a purchase price of $1.35 per share.

In September 2001, the medical device business of our optoelectronic devices and subsystem group was contributed to a newly formed subsidiary named Dolphin Medical, Inc. (“Dolphin Medical”), for the purpose of consolidating our various medical devices into a single subsidiary. We merged OSI Medical into Dolphin Medical in March 2002. We now own approximately 93.7% of Dolphin Medical.

In July 2002, we acquired substantially all the assets of Thermo Centro Vision, Inc., an optoelectronic devices and value-added subsystems designer and manufacturer based in Ventura County, California, for a purchase price of $1.45 million. The acquisition was made through a newly formed, wholly owned subsidiary, Centro Vision, Inc. Although our agreement to purchase the assets and business of Thermo Centro Vision, Inc. included a provision for a contingent additional payment based on the financial performance of the business measured as of December 31, 2002, the minimum threshold for the contingent additional payment was not met. We are therefore under no further obligation to make additional purchase price payments in this transaction.

In July 2002, we purchased from Imagis Technologies, Inc. (“Imagis”) 1,166,667 shares of its common stock (approximately 6% of its outstanding stock), 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share, and certain ancillary rights for an aggregate purchase price of $1.75 million. Imagis develops facial recognition software for security applications. We have designated the investment as available for sale. The investment, adjusted for changes in the market value of Imagis’ equity securities, is included under other assets in the accompanying consolidated financial statements. For the year ended June 30, 2003, based on the continued trading of Imagis common stock below the original purchase price for a prolonged period of time, we recognized an other than temporary impairment in the market value of this investment as of June 30, 2003 and recognized a pre-tax charge of $1.4 million in our income statement.

In August 2002, we invested $775,000 to purchase a minority equity interest in an overseas research and development venture focused on security technologies. In August 2003, we invested $1,100,000 in the form of a loan convertible into the company’s equity. In addition we were issued a warrant by the venture which is exercisable for a number of shares equal to 25% of the number of shares that any unconverted portion of the loan would have been converted into had it been converted. As a result of adopting FIN 46 (consolidation of variable interest entities), we will begin consolidating this venture, which is currently accounted for under the equity method of accounting.

In November 2002, we acquired all the outstanding capital stock of Ancore, a Santa Clara, California based privately held high-technology developer and provider of advanced inspection systems for aviation security, port and border inspection and counter-terrorism. Consideration paid for the acquisition consisted of a combination of OSI Common Stock and cash. At the close of the acquisition, we paid $2 million in cash, and issued 347,890 shares of OSI Common Stock valued at $5.8 million. The acquisition agreement contains certain provisions for additional contingent purchase price payments.

Based on such provisions, in January 2003, we made an additional cash payment of $2 million to former Ancore stockholders based on Ancore meeting certain performance criteria. In May 2003, an additional amount of approximately $574,000 was paid to former Ancore stockholders, based on Ancore meeting certain performance criteria. During the next five years, upon each commercial sale of a Pulsed Fast Neutron Analysis (“PFNA”) inspection system, we will pay former Ancore stockholders an earn-out of 6% of the price of the PFNA system, up to $750,000 per system, in either cash or stock, at our election. The PFNA earn-outs are capped at an aggregate of $34 million. PFNA Systems are currently in development under government funding, and there is no assurance that PFNA systems will be successfully commercialized.

On December 9, 2002, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares issued as part of the Ancore purchase consideration, as well as shares potentially issuable in satisfaction of contingent payments. The registration statement was declared effective as of December 16, 2002.

In August 2003, we acquired the military, laser-based training business of Schwartz Electro-Optics, Inc. At the close of the transaction we paid approximately $3.8 million including professional fees associated with the acquisition. The acquisition was made through a newly formed, wholly owned subsidiary, OSI Defense Systems, LLC. The acquired business develops and manufactures tactical engagement simulation systems, man worn laser detectors, small arms transmitters, controller guns and a variety of targeting systems for the defense industry.

Capitalizing on Vertical Integration.    Our vertical integration provides several advantages in both our optoelectronic devices and subsystems and security and detection product lines. These advantages include reduced manufacturing and delivery times, lower costs due to our access to competitive international labor markets, direct sourcing of raw materials and quality control. We also believe that we offer significant added value to our OEM customers by providing a full range of vertically-integrated services including component design and customization, subsystem concept design and application engineering, product prototyping and development, efficient pre-production, and short-run and high volume manufacturing. We believe that our vertical integration differentiates us from many of our competitors and provides value to our OEM customers who can rely on us to be an integrated supplier of optoelectronic devices and value-added subsystems. We intend to continue to leverage our vertically integrated services to create greater value for our customers in the design and manufacture of our products. We believe that this strategy better positions us for penetration into other end markets.

Capitalizing on Global Presence.    We operate from locations in North America, Europe and Asia. We view our international operations as providing an important strategic advantage over competitors in both the optoelectronic device and subsystem market and the security and inspection market for three primary reasons. First, international manufacturing facilities allow us to take advantage of competitive labor rates in order to be a low cost producer. Second, our international offices strengthen our sales and marketing efforts and our ability to service and repair our systems by providing direct access to growing foreign markets and to our existing international customer base. Third, multiple manufacturing locations allow us to reduce delivery times to our global customer base. In the future, we intend to develop new sources of manufacturing and sales capabilities to maintain and enhance the benefits of our international presence.

Selectively Entering New Markets.    We intend to selectively enter new markets that complement our existing capabilities in the design, development and manufacture of optoelectronic devices and value-added subsystems. We believe that by manufacturing other end products that rely on our existing technological capabilities, we will leverage our integrated design and manufacturing infrastructure to capture greater margins and to build a larger presence in those new end markets that present attractive competitive dynamics. We intend to achieve this strategy through internal growth and through selective acquisitions of end-product manufacturers.

Products and Technology

We design, develop, manufacture and sell products ranging from complex x-ray security and inspection products, to medical imaging and monitoring systems to discrete devices and value-added subsystems.

Security and Inspection Equipment.    We manufacture and sell a range of security and inspection equipment that we market under the “Rapiscan,” “Secure,” “Ancore,” and “Metor” brand names. Traditionally, the primary market for these products was in aviation security. In recent years, and especially after the terrorist attacks of September 11, 2001, security and inspection products have increasingly been used at a wide range of facilities other than airports. Moreover, the non-security use of such equipment, such as manifest verification by customs agencies at border crossings, or agricultural products inspection, has also grown. As a result of the additional markets, we have successfully diversified sales channels for our security and inspection products. Of our security and inspection revenues, the percentage derived from the sale of inspection products to airlines and airports was approximately 28.3% in fiscal year 2001, 24.5% in fiscal year 2002 and 28.8% in fiscal year 2003, and the balance of such revenues were derived from all other sales.

Many of our inspection and detection products combine the use of x-ray technology with our optoelectronic capabilities. Our products include dual- or multi-energy x-ray technology with computer enhanced imaging technology to facilitate the detection of materials such as explosives, narcotics, currency or other contraband. While all x-ray systems produce a two-dimensional image of the contents of the inspected material, the dual-energy x-ray systems also measure the x-ray absorption of the inspected materials’ contents at two x-ray energies to determine the atomic number, mass and other characteristics of the object’s contents. The various organic and non-organic substances in the inspected material appear to operators of the inspection systems in various colors and this visual information can be used to identify and differentiate the inspected materials. These inspection systems range in size from compact tabletop systems to large cargo, port and border inspection systems comprising entire buildings through which trucks, shipping containers or pallets are transported.

Some of our inspection products require an operator to monitor the images produced by the inspection equipment. Depending on the model, our products permit the operator to inspect the contents of packages at varying image modes and magnifications. The images range from the monochrome and pseudo-color images produced by single energy x-ray imaging systems, to high resolution, multi-color images produced by our computer enhanced dual-energy models. We believe that our Rapiscan 500 Series machines provide one of the highest quality images currently available in the x-ray security and inspection industry.

In order to monitor the performance of operators of the x-ray baggage screening systems that are used in United States airports, the FAA has implemented a computer-based training and evaluation program known as the Screener Proficiency Evaluation And Reporting System (“SPEARS”). To continuously monitor the effectiveness of the screening system and its operator, simulated threat images, such as weapons, are projected into the images of actual parcels being inspected. The results of these tests are available to government agencies. In relation to this effort, in April 2000, the FAA awarded us a contract for the purchase of up to 800 x-ray systems, for which the purchase price would be approximately $40 million. In fiscal years 2001, 2002, and 2003, our install base grew to approximately 500 systems under this contract. We hold an additional order for more than 200 systems, some of which were shipped in fiscal 2003, and the balance will be shipped in fiscal 2004.

We also manufacture inspection products that automatically and non-invasively detect explosives through the use of pulsed fast neutron and thermal neutron technologies. Such technologies permit the operator to inspect cargo, vehicles, and small parcels based on the distinctive chemical composition of various explosives. Our Pulsed Fast Neutron Analysis (“PFNA”) systems use a penetrating beam of fast neutrons to measure the elemental contents (oxygen, nitrogen, etc.) within scanned objects (cargo containers, trucks, etc.) and automatically identify explosives, drugs or other contraband based on elemental signatures. The PFNA system then displays to the system operator a three-dimensional image of the scanned object, identifying the location and type of contraband found. Our Thermal Neutron Analysis (“TNA”) systems detect bulk quantities of explosives and drugs concealed in trucks or cargo containers. During the inspection process, our TNA system bathes the inspected object in neutrons and the result of their interactions is strong and unique gamma ray signals, which the TNA system then analyzes to determine the presence of explosives or drugs automatically without operator intervention.

With the acquisition of Metorex Security, we acquired a line of walk-through metal detection systems, which utilize pulse induced magnetic fields combined with microprocessor based electronics, which provide uniform detection of ferrous and non-ferrous metallic objects. The technologies range from dual-channel crossed magnetic fields to multi-zone coil configuration.

Our “Secure” brand product line uses x-ray systems employing backscatter detection technology. The Secure 1000 is an electronic screening system for hands-off personal scanning. The system is based on an extremely low dose backscatter x-ray imaging to detect contraband and weapons concealed underneath clothing and hair. The system provides better screening than metal detectors as it displays anomalies caused by very small amounts of metal as well as non-metallic items.

We also develop and market security and inspection systems for cargo, port and border applications using x-ray, neutron or gamma ray technology and computer-enhanced imaging. Such cargo systems are primarily used to verify the contents of trucks or cargo containers, and to detect the presence of any contraband. Cargo systems offer significant improvements over past methods of cargo screening, such as manual searches, as cargo systems are faster, more thorough, and do not subject the cargo to pilferage. Entire shipping containers or trucks can be screened in a few minutes. Our cargo systems currently include fixed site systems, relocatable systems, and mobile systems.

Fixed-site systems consist of a permanent structure in which trucks or containers are subjected to high-energy x-ray, gamma-ray, or neutron inspection. Fixed site projects installed or currently under construction include systems in Australia, Hong Kong, Mexico, and Taiwan. Relocatable systems use similar technologies, but consist of structures that can be relocated among pre-positioned pads. Three relocatable systems were recently delivered to the Korean Customs Service. Mobile systems are truck-mounted systems using x-ray or gamma-ray sources for the inspection of vehicles or cargo containers. The mobile systems can be quickly deployed wherever needed. Mobile systems have been sold or are currently under production for customers including government agencies in the United States, Malaysia, and Romania.

The following table sets forth certain information related to the standard security and inspection products that we currently offer. We do, however, also customize our standard products to suit specific applications and customer requirements:

MODEL (Technology)	APPLICATIONS	LIKELY INSTALLATIONS
Rapiscan 519	Inspection of incoming package Mail inspection	Courthouses Embassies Post offices

Rapiscan 500 Series -Standard Tunnel (single view and dual view 140 kV x-ray source, single energy and dual energy)	Airport hand carried and checked baggage Pallet inspections Customs inspections Agriculture inspection Facilities security Events security	Airports Border crossings Cruise ships Freight shippers Nuclear facilities Prisons

Rapiscan 500 Series -Large Tunnel (single view and dual view 320-450 kV x-ray source)	Large pallet inspections Cargo, port and border inspections	Airports Border crossings Freight shippers Seaports

Rapiscan 500 Series -Mobile Systems (x-ray van or trailer)	Mobile x-ray inspections	Airports Customs inspections Border crossings

Rapiscan Series 2000 Cargo Inspection Systems	Fixed-site cargo inspection systems	Border crossings Custom facilities Seaports

MODEL (Technology)	APPLICATIONS	LIKELY INSTALLATIONS
Rapiscan Series 3000 Cargo Inspection System	Relocatable and mobile cargo systems	Border crossings Custom facilities, High-security facilities Seaports

Rapiscan Series 4100 Gamma Ray Truck Validation System (“TVS”)	Validation of truck and railroad car manifests	Border crossings Railroad cars

Rapiscan Series 4200 Gamma Ray Mobile Detection Systems (“GaRDS”)	Inspection of vehicles, cargo containers, and air pallets	Airports Border crossings High-security facilities Seaports

Metor 100 Series	Walk-through metal detection	Airports Courthouses Government buildings

Metor 200 Series	Multi-zone walk-through metal detection	Airports Prisons Nuclear facilities Government buildings Courthouses

SECURE 1000 (non-intrusive personal screening system)	High-security personnel inspection	Border crossings Customs Military facilities Prisons

Small Parcel Explosive Detection System (“SP-EDS”)	Non-invasive detection of explosives in hand-carried items and packages	Airport lobbies Government facilities Post offices

Threat Image Projection (“TIP”)	Operator performance monitoring	Available for a majority of Rapiscan 500 Series Systems

Vehicular Explosive Detection System (“V-EDS”)	Non-invasive detection of explosives in cars or trucks	Border crossings High-security events Seaports Security checkpoints

Optoelectronic Devices and Subsystems.    Optoelectronic devices generally consist of both active and passive components. Active components sense light of varying wavelengths and convert the light detected into electronic signals, whereas passive components amplify, separate or reflect light. The active components we manufacture consist of silicon, Gallium Arsenide, and Indium Gallium Arsenide photodetectors. Passive components include lenses, prisms, filters, mirrors and other precision optical products that are used by us in the manufacture of our optoelectronic products or are sold to others for use in telescopes, laser printers, copiers, microscopes and other detection and vision equipment.

The devices we manufacture are both standard products and products customized for specific applications and are offered either as components or as subsystems.

In addition to the manufacture of standard and OEM products, we also specialize in designing and manufacturing customized optoelectronic devices and value-added subsystems for use in a wide range of products and equipment. An optoelectronic subsystem typically consists of one or more optoelectronic devices that are combined with other electronic components and packaging for use in an end product. The composition of a subsystem can range from a simple assembly of various optoelectronic devices that are incorporated into other subsystems (for example, a printed circuit board containing our optoelectronic devices) to complete end-products (for example, medical pulse oximeter probes that we manufacture and package on behalf of an OEM customer and then ship directly to the customer or the customer’s distributors). We manufacture subsystems for a variety of applications, such as fiber optics, imaging electronics for medical CT scanners, disposable and reusable medical probes for use with medical pulse oximetry equipment, components and subsystems for laser gyroscopes used in military and commercial aviation, optoelectronic subsystems for slot machines, laser subsystems in military helicopter gun sighting equipment, positioning subassemblies for computer peripheral equipment, alignment subsystems for laser heads in optical disc drives, and detection subsystems for submarines.

We have recently developed two-dimensional back-illuminated detector technology for security, medical, and other industrial applications. This technology overcomes the limitations of conventional detectors by providing finer detector pitch density. We expect that this technology will be used in high-resolution multi-slice CT scanners and other applications requiring improved image resolution.

Medical Monitoring and Imaging Systems.    Our Company designs, manufactures and markets medical monitoring and imaging systems. We manufacture and distribute the DTX-200, a U.S. Food and Drug Administration (“FDA”)-approved Dual Energy X-Ray (“DEXA”) forearm densitometer, which is used to diagnose osteoporosis as well as to provide follow-up bone density measurements. We also manufacture and distribute the ultrasound DTU-One, a FDA-approved calcaneus ultrasound scanner. The DTU-One is the first commercially available ultrasound scanner using imaging capability for the diagnosis of osteoporosis. Our DexaCare G4, dual energy x-ray based tabletop bone densitometer, is also FDA 510(k) approved.

Our medical monitoring and imaging systems group also develops next-generation pulse oximetry instruments and compatible pulse oximetry sensors. It manufactures and distributes, under the Dolphin One product line, products incorporating a proprietary pulse oximetry technology that is used to non-invasively monitor oxygenation levels. Dolphin One products include the Voyager, the Dolphin 2100 and the Dolphin 2150. The Voyager is the first personal data assistant-based pulse oximetry product on the market. The Voyager and the Dolphin 2100 are FDA 510(k) approved. The Dolphin 2150 is pending FDA approval. Our medical monitoring and imaging systems group also manufactures and distributes, under the Dolphin 2000, Aristo and CopyCat product lines, sensors that are compatible with products made by other manufacturers of pulse oximetry technologies.

The following table sets forth certain information related to the standard medical products we currently offer:

MODEL	APPLICATIONS	LIKELY INSTALLATIONS
DTX-200 DEXA Bone Densitometer	Detection, diagnosis, and follow up of treatment of osteopenia and osteoporosis	Physician offices Integrated practice groups Medical clinics Small hospitals

DexaCare G4 DEXA Bone Densitometer	Detection, diagnosis, and follow up of treatment of osteopenia and osteoporosis	Physician offices Integrated practice groups Medical clinics Small hospitals

DTU-One Ultrasound Scanner	Detection of osteopenia and osteoporosis	Physician offices Integrated practice groups Medical clinics Small hospitals

MODEL	APPLICATIONS	LIKELY INSTALLATIONS
Model 2100 Pulse Oximeter	Vital signs monitoring of critically ill patients	Critical care units within hospitals of all sizes

Voyager Pulse Oximeter	Spot check assessment of critically ill patients	Critical care units within hospitals of all sizes

Markets, Customers and Applications

Security and Inspection Products.    Since entering the security and inspection products market in 1993, we have shipped approximately 8,000 x-ray systems and 35,000 metal detectors to approximately 50 countries. The following is a list of certain customers and/or installations that have purchased our security and inspection products since January 1993:

OVERSEAS	DOMESTIC
Domodedova Airport, Moscow, Russia	Department of Homeland Security
Gatwick Airport, United Kingdom	Transportation Security Administration
Heathrow Airport, United Kingdom	U.S. Marshals Service
TNT Freight, United Kingdom	Federal Reserve Banks
Japanese Embassies, worldwide	Federal Protective Service
TNT Freight, United Kingdom	United States Customs and Border Protection
Malaysian Airport Board, Malaysia	Los Angeles County Courthouse
HAJ Terminal, Saudi Arabia	California Department of Corrections
Dubai Airport, United Arab Emirates	Federal Bureau of Prisons
United Kingdom Prison System, United Kingdom	United States Department of Agriculture
INFRAERO, airports, Brazil	New York City Police Department
Chek Lap Kok International Airport, Hong Kong	Royal Caribbean Cruises
Pudong Shanghai International Airport, China	United States Department of Corrections
Kremlin, Russia	Cunard Line
New Zealand Customs, New Zealand	United States Air Force
Vatican City
Narita Airport, Japan
CKS International Airport, Taiwan Customs Services, South Korea

The market for most security and inspection products developed in response to civilian airline hijackings. Consequently, a significant portion of our security and inspection products was sold and continues to be sold for use at airports. Recently, however, our security and inspection products have been used for security purposes at locations in addition to airports, such as courthouses, office buildings, mailrooms, schools, prisons and high-profile locations such as Buckingham Palace, the Kremlin and the Vatican. In addition, our security and inspection products are increasingly being used for non-security purposes, such as for cargo inspection to detect narcotics and contraband and to verify manifests, prevention of pilferage at semiconductor manufacturing facilities, quality assurance, and the detection of gold and currency. The terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners likely will continue to cause increasing levels of airport security measures, which have resulted in an increase in sales of our security and inspection products.

In September 1998, we entered into an agreement with the Federal Aviation Administration for advanced contraband detection systems with threat image projection (“TIP”) features. The systems began to ship to Category X airports (designated due to their high security priority) in the United States during fiscal 1999. Systems were shipped during fiscal 2000, 2001, 2002, and 2003 and will continue to be shipped during fiscal 2004. In addition, the Transportation Security Administration ordered Rapiscan shoe scanning x-ray technology to supplement airport checkpoint screening.

In March 1999, we were awarded a contract by BAA plc, the operator of 11 airports around the world, including London’s Heathrow Airport, the busiest international airport in the world. Rapiscan U.K. has supplied, installed and will continue to maintain approximately 150 x-ray systems used in screening cabin baggage for explosives, weapons and other contraband in the U.K. and Scotland. These systems feature advanced detection software, including TIP. The agreement also provides for Rapiscan U.K. to provide maintenance and support services on the installed systems for five years.

In April 2000, the FAA awarded us a contract to provide x-ray screening systems at selected airports throughout the United States. Under the contract, the FAA has the right to purchase up to 800 systems, for which the aggregate purchase price would be approximately $40 million. In fiscal years 2001, 2002, and 2003 our install base totaled approximately 500 systems under this contract. We hold an additional order for more than 200 systems, some of which were shipped in fiscal 2003, and the balance will be shipped in fiscal 2004.

During fiscal year 2003 we received orders from Invision Technologies, Inc. to manufacture pre-scanners and related electronics for Invision’s CTX products. Shipments from these orders amounted to approximately $22 million. Sales to Invision are not expected to be material in fiscal year 2004.

During fiscal year 2003, we completed the delivery of fixed site, relocatable, or mobile cargo inspection systems to governments and government agencies in Hong Kong, Malaysia, Romania, South Korea, and Taiwan. Revenues from these projects amounted to approximately $27 million in fiscal year 2003.

Optoelectronic Devices and Subsystems.    Our optoelectronic devices and value-added subsystems are used in a broad range of products by a variety of customers. The following table illustrates, for the year ended June 30, 2003: (i) the major product categories for which we provided optoelectronic products, and (ii) certain representative customers in each category. We expect that the list of product categories, the amount of business derived from each such product category, and the composition of our major customers will vary from period to period.

PRODUCT CATEGORY	REPRESENTATIVE MAJOR CUSTOMERS
Computed Tomography and X-Ray Imaging	Phillips Medical Siemens Medical

Homeland Security	InVision Technologies Bio-Imaging Research Aracor Gilardoni

Aerospace and Avionics	Honeywell Avionics Northrop Grumman Litton Systems Canada

Medical Monitoring	Datascope BCI Invivo Research

Analytical, Medical Diagnostics and Particle Analyzers	Johnson & Johnson Beckman Coulter

Office Automation and Computer Peripherals	Xerox
Eastman Kodak

Construction and Industrial Automation	Spectra Physics Dr. Johannes Heidenhain Baumer Electric

PRODUCT CATEGORY	REPRESENTATIVE MAJOR CUSTOMERS

Military/Defense and Weapons Simulations	Cubic Defense Systems Lockheed Martin Raytheon Norsk Forsvarstekmol

Bar Code Scanners	Symbol Technologies Mettrologic Instruments NCR

Gaming Industry	Bally Gaming

Fiber Optics/Telecommunications	JDS Uniphase Bookham Technology Stratos Lightwave

Marketing, Sales and Service

We market and sell our security and inspection products worldwide through a direct sales and marketing staff of approximately 55 employees located in the United States, Canada, Finland, Malaysia, Singapore, and the United Kingdom, in addition to a global network of independent sales representatives. We market and sell our optoelectronic devices and value-added subsystems, and medical imaging and monitoring systems worldwide through both a direct sales and marketing staff of approximately 30 employees and indirectly through a global network of independent sales representatives and distributors. Most of our in-house sales staff is based in the United States while most of our independent sales representatives and distributors are located abroad.

Our optoelectronic products and medical imaging and monitoring systems sales staff, located in the United States, Singapore, Malaysia and Norway, is supported by an applications engineering group whose members are available to provide technical support. This support includes designing applications, providing custom tooling and process integration, defining solutions for customers and developing products that meet customer defined specifications. The security and inspection products sales staff is supported by a service organization of approximately 65 persons located primarily in the United States, the United Kingdom, Finland and Malaysia, and a global network of independent service distributors. We also support these sales and customer relations efforts by providing operator training, computerized training and testing equipment, in-country service, software upgrades, service training for customer technicians and a newsletter on security issues.

We consider our maintenance service operations to be an important element of our business. After the expiration of our standard product warranty periods, we are sometimes engaged by our customers to provide maintenance services for our security and inspection products through annual maintenance contracts. We believe that our international maintenance service capabilities allow us to be competitive in selling our security and inspection products. Furthermore, we believe that as our installed base of security and inspection products increases, revenues generated from such annual maintenance service contracts and from the sale of replacement parts will increase.

Research and Development

Our security and inspection products are designed at our facilities in Hawthorne and Santa Clara, California and internationally in Finland, Malaysia, India and the United Kingdom. These products include mechanical, electrical, electronic, digital electronic and software subsystems, which are all designed by us. In addition to product design, we provide system integration services to integrate our products into turnkey systems at the customer site. We support cooperative research projects with government agencies and, on occasion, provide contract research for our customers and government agencies.

Our optoelectronic devices and value-added subsystems are primarily designed and engineered at our facilities in Hawthorne and Walnut, California, and Ocean Springs, Mississippi and internationally in India, Malaysia, and Norway. We engineer and manufacture subsystems to solve the specific application needs of our OEM customers. In addition, we offer entire subsystem design and manufacturing solutions. We consider our engineering personnel to be an important extension of our core sales and marketing efforts.

Our medical diagnostic and imaging systems are designed and engineered at our facilities in Hawthorne, California. These systems include mechanical, electrical, digital electronic and software subsystems, all of which are designed by us. We are also currently involved, both in the U.S. and abroad, in several research projects aimed at improving our medical diagnostic and imaging systems and at expanding our current product line.

In addition to close collaboration with our customers in the design and development of our current products, we maintain an active program for the development and introduction of new products, enhancements and improvements to our existing products, including the implementation of new applications of our technology. We seek to further enhance our research and development program and consider such program to be an important element of our business and operations. As of June 30, 2003, in addition to the engineers that we employed in manufacturing, process design and applications development, we engaged approximately 105 full-time engineers, technicians and support staff in research and development. During fiscal 2001, our research and development expenses were approximately $6.7 million, in 2002 they were $6.4 million and in 2003 they were $8.9 million. The decrease from 2001 to 2002 was primarily due to certain research and development personnel working on specific shipments and the cost of their services was charged to manufacturing overhead and was also offset in part by increased research and development spending on security and inspection products. The increase in 2003 reflects increased expenditures in the security business as well as the expenditures incurred in our subsidiaries Ancore and Centrovision, which were acquired during the year. In order to fulfill our strategy of increasing our security and inspection product lines and of enhancing the capabilities of our existing products, we intend to continue to increase our research and development efforts in the future.

Manufacturing and Materials Management

We currently have manufacturing facilities for our security products in Hawthorne and Santa Clara, California and internationally in Canada, Finland, Malaysia, Singapore, and the United Kingdom. We have manufacturing facilities for our optoelectronic devices and value-added subsystems in Hawthorne, Newbury Park, and Walnut, California and Ocean Springs, Mississippi and internationally in Malaysia, Singapore, and Norway. We have manufacturing facilities for our medical products in Hawthorne, California and internationally in India, Malaysia, and Singapore. Our principal manufacturing facility is in Hawthorne, California. However, most of our high volume, labor intensive manufacturing and assembly is generally performed at our facility in Malaysia. Since most of our customers currently are located in Asia, Europe and the United States, our ability to assemble products in these markets and provide follow-on service from offices located in these regions is an important component of our global strategy.

Our global manufacturing organization has expertise in optoelectronic, microelectronic, and integrated value-added assemblies for commercial, medical, aerospace, and defense industry applications. Our manufacturing includes silicon wafer processing and fabrication, optoelectronic device assembly and screening, thin and thick film microelectronic hybrid assemblies, and surface mounted and thru-hole PCB electronic assemblies, and value-added services including complete turn-key and box-build manufacturing. We outsource certain manufacturing operations including our sheet metal fabrication and certain plastic components. The manufacturing process for components and subsystems consists of manual tasks performed by skilled and semi-skilled workers as well as automated tasks.

The principal raw materials and subcomponents used in producing our security inspection and detection systems consist of x-ray generators, detectors, data acquisition and computing devices, conveyor systems and video monitors. Substantially all of the optoelectronic devices, subsystems, circuit card assemblies and x-ray generators used in our inspection and detection systems are manufactured in-house. We purchase the metal enclosures of the x-ray systems, x-ray tubes, computer hardware and certain standard mechanical parts from unaffiliated third party providers.

The principal raw materials and subcomponents used in producing our optoelectronic devices and value-added subsystems consist of silicon wafers, ceramics, electronic subcomponents, light emitting diodes, phototransistors, printed circuit boards, headers and caps, housings, cables, filters and packaging materials. The silicon-based optoelectronic devices manufactured by us are critical components in most of our subsystems. Since 1987, we have purchased substantially all of the silicon wafers we use to manufacture our optoelectronic devices from Wacker Siltronic Corp.

The principal raw materials and subcomponents used in producing our medical diagnostic and imaging systems consist of electronic subcomponents, printed circuit boards, housings, cables, filters and packaging materials.

Although to date none of our groups has experienced any significant shortages or material delays in obtaining any of its raw materials or subcomponents, there can be no assurance that they will not face such shortages or delays in one or more materials in the future. For cost, quality control and efficiency reasons, we generally purchase raw materials and subcomponents only from single vendors with whom we have ongoing relationships. We do, however, qualify second sources for most of our raw materials and critical components, or have identified alternate sources of supply. We purchase the materials pursuant to purchase orders placed from time to time in the ordinary course of business. Although to date we have not experienced any significant shortages or material delays in obtaining any of our raw materials or subcomponents, there can be no assurance that we will not face such shortages or delays in one or more of these materials in the future.

Patents, Trademarks, and Licenses

The principal patents, trademarks and licenses used in our security and inspection products are as follows:

Patents.

U.S. Patent No. 4,894,619 covering an impulse induced eddy current type detector using plural measuring sequences in detecting metal objects. This patent expires in 2007.

U.S. Patent No. 5,047,718 covering an improvement to the discrimination of an impulse technique metal detector by correlating responses inside and outside of a cut-off peak area. This patent expires in 2008.

U.S. Patent No. 5,121,105 covering a metal detector. This patent expires in 2009.

U.S. Patent No. 5,181,234 covering an x-ray backscatter detection system. This patent expires in 2010.

U.S. Patent No. 6,094,472 covering an x-ray backscatter imaging system including moving body tracking assembly. This patent expires in 2017.

U.S. Patent No. 6,473,487 covering a method and apparatus for physical characteristics discrimination of objects using a limited view three dimensional reconstruction. This patent expires in 2019.

U.S. Patent No. 6,542,580 covering a relocatable X-ray imaging system and method for inspecting vehicles and containers. This patent expires in 2020.

Canada Patent No. 2,083,064 covering an x-ray backscatter detection system. This patent expires in 2011.

Israel Patent No. 99,098 covering an x-ray backscatter detection system. This patent expires in 2011.

Trademarks.

“Ancore” is registered in the United States.

“Rapiscan” is registered in the United States.

“Metor” is registered in 25 countries, including the United States, the European Union, and Japan.

“Metor-ID” is registered in the European Union.

“Metorscan” is registered in China, the United States and the European Union.

“SECURE 1000” is registered in the United States.

“TNA” is registered in the United. States.

Licenses.

In June 1999, as part of an arbitration settlement, we entered into a fully paid-up, nonexclusive patent license agreement with PerkinElmer, Inc., formerly known as EG&G, Inc. (“EG&G”) for U.S. Patent No. 4,366,382. The patent expired in September 2000. Subsequent to the end of the patent term, we have been free to use the technology without patent or license restriction. Under the license, for which we paid $450,000, we were permitted to make, use and sell or otherwise dispose of security and inspection products that use an x-ray line scan system for baggage inspection purposes covered by EG&G’s patent.

In December 1998, as part of the settlement of certain litigation, we and Lunar Corporation (“Lunar”) made payments to each other, which resulted in a net payment to us of $400,000. As part of the settlement, the parties entered into a license agreement pursuant to which we were granted a fully paid up worldwide, nonexclusive license under U.S. Patent Nos. 4,626,688 (the “688 patent”) and 5,138,167 (the “167 patent”) in the non-medical field. We paid Lunar $1.5 million for this fully paid up license. Prior to our acquisition of Osteometer in September 1998, Osteometer had also been involved in litigation with Lunar regarding the 688 and 167 patents. In December 1998, the parties to this litigation entered into a settlement agreement. As a part of the settlement, the parties entered into a license agreement pursuant to which Osteometer was granted a worldwide, nonexclusive license under the 688 and 167 patents for certain bone densitometers. Osteometer made an initial royalty payment of $250,000 with respect to products manufactured prior to entering into this license agreement and we will make royalty payments on future sales of the licensed products. The license expires in December 2003 or the last to expire of the licensed patents, whichever is later.

A principal patent used in our optoelectronic devices and value-added subsystems:

Patent.

U.S. Patent No. 6,593,636 covering high-speed silicon photodiodes and method of manufacture. This patent expires in 2020.

The principal patents and trademarks used in our medical imaging and monitoring systems are as follows:

Patents.

U.S. Patent No. 5,081,998 covering an optically stabilized infrared energy detector. This patent expires in 2009.

U.S. Patent No. 5,095,913 covering a shutterless optically stabilized capnograph. This patent expires in 2009.

U.S. Patent No. 5,217,012 covering a non-invasive oximeter probe. This patent expires in 2010.

U.S. Patent No. 5,247,185 covering a regulated infrared source. This patent expires in 2010.

U.S. Patent No. D342,135 covering an airway adapter. This patent expires in 2010.

U.S. Patent No. 5,281,817 covering a method of selecting an optical filter for a shutterless optically stabilized capnograph. This patent expires in 2011.

U.S. Patent No. 5,282,473 covering a sidestream infrared gas analyzer requiring small sample volumes. This patent expires in 2011.

U.S. Patent No. 5,296,706 covering a shutterless mainstream discriminating anesthetic agent analyzer. This patent expires in 2011.

U.S. Patent No. 5,368,025 covering a non-invasive oximeter probe. This patent expires in 2011.

U.S. Patent No. 5,417,207 covering an apparatus for the invasive use of oximeter probes. This patent expires in 2012.

U.S. Patent No. D384,412 covering a rectal probe. This patent expires in 2014.

U.S. Patent No. D387,862 covering an anatomical probe attachment. This patent expires in 2014.

U.S. Patent No. 5,715,816 covering oximeter probes and methods for the invasive use thereof. This patent expires in 2015.

U.S. Patent No. 5,932,877 covering a high performance side stream infrared gas analyzer. This patent expires in 2016.

U.S. Patent No. 6,058,157 covering a bone densitometry apparatus. This patent expires in 2017.

U.S. Patent No. 6,086,538 covering methods and apparatus for evaluation of bone condition. This patent expires in 2017.

U.S. Patent No. 6,091,504 covering a method and apparatus for measuring gas concentration using a semiconductor laser. This patent expires in 2017.

U.S. Patent No. 6,095,986 covering a disposable anti-fog airway adapter. This patent expires in 2017.

U.S. Patent No. 6,385,821 covering an apparatus for securing an oximeter probe to a patient. This patent expires in 2019.

U.S. Patent No. 6,405,068 covering diagnostic imaging in relation to arthritic conditions. This patent expires in 2019.

Trademarks.

“DexaCare” is registered in the United States.

“DexaWare” is registered in the United States.

“Digital” and a design is registered in the European Union and Japan.

“Digital Dolphin” is registered in the European Union and Japan.

“Dolphin” and a design is registered in China.

“Dolphin 2000” and a design is registered in the United States, four other countries, and the European Union.

Stylized “O” is registered in the United States.

“UltraSure” is registered in the United States.

We believe that the above patents, trademarks and licenses are important to our business. The loss of some of these patents, trademarks, or licenses might have a negative impact; however, we operate in a competitive environment with a known customer base and rely mainly on providing value for money with quality products and services to ensure continuing business.

Environmental Regulations

We are subject to various federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling, and disposal of certain hazardous substances and wastes used or generated in the manufacturing and assembly of our products. Under such laws, we may become liable for the costs of removal or remediation of certain hazardous substances that have been or are being released on or in our facilities or that have been or are being disposed of off site as waste. Such laws may impose liability without regard to whether we knew of, or caused, the release of such hazardous substances. In the past, we have conducted a Phase I environmental assessment report for each of the properties in the United States at which we manufacture products. The purpose of each such report was to identify, as of the date of that report, potential sources of contamination of the property. In certain cases, we have received a Phase II environmental assessment report consisting of further soil testing and other investigations deemed appropriate by an independent environmental consultant. We believe that we are currently in compliance with all material environmental regulations in connection with our manufacturing operations, and that we have obtained all material environmental permits necessary to conduct our business. The amount of hazardous substances and wastes produced and generated by us may increase in the future depending on changes in our operations. Any failure by us to comply with present or future regulations could subject us to the imposition of substantial fines, suspension of production, alteration of manufacturing process or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

We discovered soil and groundwater contamination at our Hawthorne, California facility. We have filed the requisite reports concerning this problem with the appropriate environmental authorities in fiscal 2001. We have not yet received any response to such reports, and no agency action or litigation is presently pending or threatened. We also have notified the prior owners of the facility and the present owners and tenants of adjacent properties concerning the problem and have requested from such parties agreements to toll of the statute of limitations with respect to actions against such parties with respect to the contamination in order that we may focus our attention on resolution of the contamination problem. Our site was previously used for semiconductor manufacturing similar to that presently conducted on the site by us, and it is not presently known who is responsible for the contamination and the remediation. The groundwater contamination is a known regional problem, not limited to our premises or our immediate surroundings.

Competition

The markets in which we operate are highly competitive and characterized by evolving customer needs and rapid technological change. We compete with a number of other manufacturers, some of which have significantly greater financial, technical and marketing resources than we have. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, adapt more quickly to changes in customer requirements, have stronger customer relationships, have greater name recognition, and may devote greater resources to the development, promotion and sale of their products than we do. There can be no assurance that we will be able to compete successfully against any current or future competitors in the security and inspection, optoelectronic devices and subsystems, and medical imaging and monitoring markets or that future competitive pressures will not materially and adversely affect our business, financial conditions and results of operations.

In the security and inspection market, competition is based primarily on such factors as product performance, functionality and quality, the overall cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence, and breadth of sales and service organization. We believe that our principal competitors in the market for security and inspection products are the Detection Systems division of L-3 Communications Corporation, Smiths Detection, American Science and Engineering, Inc., SAIC, Control Screening L.L.C., CEIA SpA, Garrett Electronics, Inc., and Nuctech Company Limited. Competition could result in price reductions, reduced margins, and loss of our market share. In the airline and airport security and inspection market, particularly in the upgrade and replacement market, we also compete for potential customers based on existing relationships between our competitors and the customers. Certain of our competitors have been manufacturing inspection systems since the 1980s and have established strong relationships with airlines and airport authorities. We believe that the image quality and resolution of certain of our security and inspection products is superior to the image quality offered by most of our competitors’ x-ray based inspection products. Additionally, our true multi-zone metal detection technology provides the ability to detect small metallic objects and offer higher levels of discrimination in weapons-screening applications. Although we also have established relationships with a number of airport and airline customers, no assurance can be given that we will be able to successfully compete in the future with existing competitors or with new entrants. In the large cargo inspection systems market, we compete for potential customers based on price, performance and the ability to design both standard and customized products. Several of our competitors have operated in this area for longer than we have. However, due to our recent successes in designing and delivering high-energy x-ray systems, we believe we have demonstrated our ability to compete effectively. Additionally, although our competitors in the large cargo inspection market each offer products in competition with one or more of our products, our ability to supply high-energy x-ray, gamma-ray, pulsed fast neutron analysis, and thermal neutron analysis systems means that we offer among the widest array of solutions available from a single supplier. Nevertheless, there can be no assurance that our competitors in this area will not expand their product lines.

In the optoelectronic devices and subsystems market, competition for optoelectronic devices and value-added subsystems is based primarily on such factors as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support, and on the ability to provide fully integrated services from application development and design through production. We believe that our major competitors in the optoelectronic device and subsystem market are PerkinElmer, Hamamatsu Corporation, and Honeywell Optoelectronics. Because we specialize in custom subsystems requiring a high degree of engineering expertise, we believe that we generally do not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components.

In the medical imaging and monitoring systems market, competition in the U.S. stems primarily from GE Lunar Corporation, Hologic, Masimo Corporation, Nellcor, and Norland Medical Systems. Internationally, we face competition from Aloka, Envitec, Elekon Industries, and Medison.

Backlog

We measure our backlog as orders for which purchase orders or contracts have been signed, but which have not yet been shipped and for which revenues have not yet been recognized. We typically ship our security and inspection products, optoelectronic devices and value-added subsystems, and medical imaging and monitoring systems within one to several months after receiving an order. However, such shipments may be delayed for a variety of reasons including any special design or engineering requirements of the customer. In addition, large orders (more than ten machines) of security and inspection products typically require more lead-time.

Large cargo scanning machines may require several months to several years lead-time. The only significant shipping delays we have experienced are with large cargo scanners. Such delays for many reasons, including: (i) additional time necessary to conduct large cargo system inspections at the factory before shipment; (ii) the customer’s need to engage in timely special site preparation to accommodate such a scanner, over which we have no control or responsibility; (iii) additional fine tuning of such scanners once they are installed; (iv) design or specification changes by the customer; and (v) delays originating from other contractors on the project.

At June 30, 2003, our backlog totaled approximately $53.0 million, compared to approximately $89.6 million at June 30, 2002 and approximately $53.2 million at June 30, 2001. The decline in the backlog from June 30, 2002 to June 30, 2003 resulted primarily from the completion of several long term cargo projects during fiscal year 2003. Orders for these projects were received prior to June 30, 2002 and were included in the backlog on that date. We expect to ship most of our backlog as of June 30, 2003, during the fiscal year ending June 30, 2004. Sales orders underlying our backlog are firm orders. Any failure by us to meet an agreed upon schedule could lead to the cancellation of the related order. Moreover from time to time we may agree to permit the cancellation of an order on a negotiated basis. Variations in the size of the order, the product mix, and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and cannot be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

As of June 30, 2003, we employed approximately 1,165 people, of whom 790 were employed in manufacturing, 105 were employed in research and development, 115 were employed in finance and administration, 85 were employed in sales and marketing, and 70 were employed in our service organization. Of the total employees, approximately 580 were employed in the United States and Canada, 160 were employed in Europe, and 425 were employed in Asia. 12 employees of AME and 11 Metorex Security employees in Finland are union members and have collective bargaining rights; none of our other employees are unionized. We have never experienced a work stoppage or strike, and management believes that its relations with employees are good.

Available Information

Our Internet address is: http://www.osi-systems.com. We make available, free of charge through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and reports filed pursuant to Section 16 of the Exchange Act. We do so as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

We own three buildings (approximately 88,000 square feet), which comprise our principal facility in Hawthorne, California. We use this facility for manufacturing, engineering, sales and marketing.

As of June 30, 2003, we leased all of our other facilities, as reflected in the following table:

Location	Description of Facility	Approximate Square Footage	Lease Expiration

Hawthorne, California	Manufacturing, engineering, sales and marketing and service	41,600	2006

Newbury Park, California	Manufacturing, engineering, sales and marketing	18,400	2004

Santa Clara, California	Manufacturing, engineering, sales and marketing	36,000	2006

Walnut, California (1)	Manufacturing, engineering, sales and marketing	8,600	2003

Ocean Springs, Mississippi (2)	Manufacturing, engineering sales and marketing	41,800	Month-to-month

Ewing, New Jersey	Service, sales and marketing	3,000	Month-to-month

Georgetown, Canada	Manufacturing, engineering, sales and marketing and service	2,200	Month-to-month

Espoo, Finland	Manufacturing, engineering, sales and marketing	18,500	2006

Location	Description of Facility	Approximate Square Footage	Lease Expiration

Hyderabad, India (3)	Manufacturing and engineering	8,500	2004-2005

Johor Bahru, Malaysia (4)	Manufacturing, sales and service	76,000	2003

Johor Bahru, Malaysia (4)	Manufacturing, sales and service	7,000	2003

Johor Bahru, Malaysia	Manufacturing, sales and service	16,000	2004

Horten, Norway	Manufacturing, engineering, sales and marketing	19,800	2008

Singapore, Republic of Singapore	Manufacturing, sales and materials procurement	2,600	2006

Crawley, United Kingdom	Manufacturing, engineering, sales and marketing	18,700	2011

Hounslow, United Kingdom	Service	5,200	2008

(1)	The lease of the 8,600 square foot facility in Walnut, California terminates in October 2003. We have entered into a new lease for a 22,000 square foot facility in Upland, California that will terminate in 2008. We are currently moving all of the manufacturing, engineering, sales and marketing activities currently housed in the Walnut facility into the Upland facility.
(2)	We recently entered into a lease for a 9,000 square foot facility in Ocean Springs, Mississippi into which we intend to relocate all of the manufacturing, engineering, sales and marketing activities currently conducted in the 41,800 square foot facility in Ocean Springs, Mississippi. The new lease expires in 2004, but includes options to extend the lease term until 2006.
(3)	The lease of the 8,500 square foot facility in Hyderabad, India is actually composed of three leases: a 5,500 square foot facility lease that will terminate in 2004; a 2,000 square foot facility lease that will terminate in 2005; and a 1,000 square foot facility lease that will also terminate in 2005.
(4)	We are presently negotiating new leases for the 76,000 and 7,000 square foot facilities in Johor Bahru, Malaysia and expect such leases to be renewed on similar terms.

We believe that our facilities are in good condition and are adequate to support our operations for the foreseeable future. We currently anticipate that we will be able to renew the leases that are scheduled to expire in the next few years on terms that are substantially the same as those currently in effect. However, even if we were not able to renew one or more of the leases, we believe that suitable substitute space is available to relocate any of the facilities. Accordingly, we do not believe that our failure to renew any of the leases that are scheduled to expire in the next few years will have a material adverse effect on our operations.

ITEM 3. LEGAL	PROCEEDINGS.

In March 2000, certain individuals filed a class action suit in Los Angeles Superior Court naming Rapiscan Security Products, a subsidiary of the Company, and others as defendants. The named plaintiffs are the wives of men incarcerated in California prisons. The plaintiffs allege that while attempting to visit their husbands in prison, as a condition to such visits, prison personnel have subjected them, and other members of the putative class, to scans by the our Secure 1000, strip searches, and body cavity searches, all of which plaintiffs allege to have been illegal searches and have caused them emotional injuries. The other defendants in the action include the State of California, the California Department of Corrections, its Director and other Department of Corrections personnel. The complaint, which has been amended four times since it was filed, in essence asserts that these types of searches are illegal and intrusive and have caused emotional injury to the plaintiffs. In addition to alleging that we are responsible for illegal searches conducted by prison personnel, with respect to Rapiscan

Security Products, the complaint alleges that we were negligent because we knew or should have known that the Secure 1000 would be used by prison personnel to conduct illegal searches of prison visitors, that the Secure 1000 is defective in design and manufacture because of alleged inconsistent and false-positive results, that we have failed to properly train the prison personnel using the Secure 1000 as to how to interpret the scans, and that we have failed to warn subjects that they might be subjected to illegal searches using the Secure 1000 and that the scans are more intrusive than frisk searches. Plaintiffs have prayed for general, special and punitive damages in unspecified amounts and declaratory relief against illegal searches. We believe that these claims against us have no merit and we intend to vigorously defend this suit. However, due to the inherent uncertainties of all litigation, we can make no prediction about the outcome of this litigation.

In November 2002, we were served with an action for declaratory relief filed by L-3 Communications Corp. (“L-3”). In its action, L-3 seeks a declaratory judgment stating primarily that L-3 has no liabilities to us arising from L-3’s termination of a joint acquisition by L-3 and us of assets that were auctioned by PerkinElmer, Inc. In February 2003, we filed a cross-complaint against L-3 alleging, among other causes of action, that L-3 defrauded and breached fiduciary duties to OSI with respect to that transaction. Both actions are pending in the District Court for the Southern District of New York.

We are also involved in routine litigation from time to time in the course of conducting our business.

ITEM 4. SUBMISSION	OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Stock Market and Other Information

Our Common Stock is traded on the NASDAQ National Market under the symbol “OSIS”.

The following table sets forth the high and low sale prices of a share of our Common Stock as reported by the NASDAQ National Market on a quarterly basis for the fiscal years ended June 30, 2002 and June 30, 2003. The prices shown reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2002:	High	Low

Quarter ended September 30, 2001	$8.56	$3.14
Quarter ended December 31, 2001	$21.90	$7.42
Quarter ended March 31, 2002	$27.14	$16.90
Quarter ended June 30, 2002	$25.14	$18.34

2003:	High	Low

Quarter ended September 30, 2002	$20.75	$12.57
Quarter ended December 31, 2002	$18.65	$15.25
Quarter ended March 31, 2003	$19.76	$14.32
Quarter ended June 30, 2003	$16.99	$13.72

As of September 22, 2003 there were approximately 128 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

Dividend Policy

We have not paid any cash dividends since the consummation of our initial public offering in 1997 and anticipate that we will retain any available funds for use in the operation of our business. We do not currently intend to pay any cash dividends in the foreseeable future. Our Board of Directors will determine the payment of future cash dividends, if any. Certain of our current bank credit facilities restrict the payment of cash dividends and future borrowing may contain similar restrictions.

Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of June 30, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,379,541	$11.99	302,676
Equity participation plans not approved by security holders

Total	1,379,541	$11.99	302,676

Transfer Agent and Registrar

U.S. Stock Transfer Corp. of Glendale, California, serves as transfer agent and registrar of our Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company as of and for each of the five fiscal years ended June 30, 2003 and is derived from the Consolidated Financial Statements of the Company. The consolidated financial statements as of June 30, 2002 and June 30, 2003, and for each of the years in the three-year period ended June 30, 2003, and the auditor’s report thereon, are included elsewhere herein. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Report.

	Year Ended June 30,
	1999	2000	2001	2002	2003
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues	$101,763	$110,938	$111,099	$124,230	$182,644
Cost of goods sold	72,633	80,598	80,851	85,908	122,661

Gross profit	29,130	30,340	30,248	38,322	59,983
Operating expenses:
Selling, general and administrative	17,728	19,828	21,572	21,647	29,160
Research and development	5,711	7,712	6,671	6,434	8,865
Goodwill amortization	595	529	488	402	—
Asset impairment charge (1)	3,985	—	—	—	—
In process research and development (2)	2,579	—	—	—	—
Restructuring costs (3)	458	1,898	—	—	—

Total operating expenses	31,056	29,967	28,731	28,483	38,025

Income (loss) from operations	(1,926)	373	1,517	9,839	21,958
Gain on sale of subsidiary (4)	—	—	2.967	—	—
Gain on sale of investment (5)	—	—	1,119	—
Gain on sale of marketable securities (6)	—	309	—	—	1,767
Write-off of deferred acquisition costs (7)					(608)
Writedown of equity investment (8)					(1,433)
Other income	—	126	—	—
Interest (expense) income, net	102	(721)	(995)	161	786

Income (loss) before income taxes and minority interest	(1,824)	87	4,608	10,000	22,470
Provision (benefit) for income taxes	(2,565)	(151)	1,250	3,000	6,521

Income before minority interest	741	238	3,358	7,000	15,949
Minority interest	—	389	146	(79)	(156)

Net income	$741	$627	$3,504	$6,921	$15,793

Net income available to common shareholders	$741	$627	$3,504	$6,921	$15,793

Diluted earnings per common share	$0.08	$0.07	$0.38	$0.60	$1.09

Weighted average shares outstanding (Diluted)	9,828,971	9,409,407	9,115,673	11,478,371	14,513,374

Consolidated Balance Sheet Data:
Cash and cash equivalents (9)	$7,241	$10,892	$4,467	$67,604	$94,246
Working capital (9)	41,468	45,899	46,314	115,631	141,916
Total assets (9)	93,371	103,023	92,396	175,358	229,538
Long term debt	117	7,698	7,003	4,463	1,838
Total debt	9,087	16,418	9,628	7,088	4,463
Total shareholders’ equity (9)	$65,782	$64,207	$62,481	$135,734	$180,399

(1)	Represents a charge resulting from the closure of the operations of Osteometer in Denmark. The charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $3,985,000, $1,256,000 and $1,256,000 respectively.
(2)	Represents a charge resulting from acquired in process research and development of Osteometer, Metorex Security and SMI. The charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $2,579,000, $2,579,000 and $2,579,000, respectively.
(3)	Represents a charge resulting from consolidating and restructuring certain subsidiaries. For the year ended June 30, 1999, the charge had the effect of decreasing income from operations, net income and net income available to common shareholders by $458,000, $391,000 and $391,000, respectively. For the year ended June 30, 2000, the charge had the effect of decreasing by $1,898,000 each of income from operations, net income and income available to common shareholders.
(4)	Represents the gain on the sale of SMI.
(5)	Represents the gain on the sale of an equity investment.
(6)	Represents the gain on the sale of marketable securities classified as available for sale.
(7)	Represents professional fees and other transaction costs related to our agreement with L-3 Communications Corporation for the joint acquisition of certain detection and security businesses then owned by PerkinElmer, Inc. In November 2002, L-3 terminated this transaction prior to consummation.
(8)	Represents the recognition of an other than temporary impairment of an equity investment.
(9)	The increase in fiscal 2003 includes proceeds of $20.5 million received under a private placement. The increase in fiscal 2002 includes proceeds of $56.8 million received under private placements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may”, “will,” “should” or “anticipates” or by discussions of strategy that involve risks and uncertainties. These forward-looking statements include statements regarding anticipated future revenues, sales, operations, demand, competition, capital expenditures, credit arrangements, and other statements regarding matters that are not historical facts, involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate.

Factors that may cause or contribute to such differences include those discussed in Risk Factors, Business, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this report. These factors, of course, do not include all factors that might affect our business and financial condition.

Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in laws and regulations, accounting standards, taxation requirements and environmental laws in the United States and other countries; foreign currency fluctuations; market and general economic factors; competitive factors including other companies’ pricing and marketing efforts; fluctuations in the cost and availability of raw materials and components and the ability to maintain favorable supplier arrangements and relationships; risks of obsolescence due to shifts in market demand; risks in the marketplace associated with new product introductions; our ability to achieve sales and earnings forecasts which are based on assumptions about sales volume and other items; our ability to integrate acquisitions and joint ventures into our existing operations and the availability of new acquisition and joint venture opportunities; the success of divestitures and other business combinations; our ability to achieve cost savings objectives; the impact of unforeseen economic and political changes in markets where we compete; our ability to maintain profit margins; litigation outcomes; and such other risks and uncertainties as are described in this Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. All forward-looking statements contained in this Annual Report on Form 10-K are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a vertically integrated, worldwide provider of security and inspection systems, optoelectronic devices and value-added subsystems, and medical monitoring and imaging products.

We design, manufacture and market security and inspection systems worldwide to end users under the “Rapiscan,” “Secure,” “Ancore,” and “Metor” brand names. These products are used to inspect people, baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

Our optoelectronic devices and value-added subsystems are used in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical diagnostics, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We design and manufacture optoelectronic devices and value-added subsystems for others through OEM arrangements, as well as for our security and medical equipment businesses.

In the medical field, we design, manufacture and market bone densitometers, which are used to provide bone density measurements in the diagnosis of osteoporosis, and to provide an early stage indication of the potential for later development of osteoporosis. We also manufacture and sell saturation of arterial hemoglobin (“SpO2”) monitors and sensors, including hand-held monitoring tools under the trade names “Dolphin ONE,” “Aristo,” and “Dolphin 2000”.

In fiscal year 2003, revenues from the sale of security and inspection products amounted to $120.8 million, or approximately 66% of our revenues, while revenues from the sale of optoelectronic devices and value-added subsystems and medical imaging and monitoring systems amounted to $61.8 million, or approximately 34% of our revenues. Further information concerning reporting segments is available in Note 14 to our financial statements.

The Company was organized in May 1987. Our initial products were optoelectronic devices and value-added subsystems sold to customers for use in the manufacture of x-ray scanners for carry-on airline baggage.

In 1987, we formed OSI Singapore to manufacture optoelectronic devices and value-added subsystems.

In 1990, we acquired UDT Sensors to broaden our expertise and capabilities in developing and manufacturing optoelectronic devices and value-added subsystems.

In 1993, we acquired the security and inspection operations of Rapiscan U.K. and, through Rapiscan U.S.A., commenced our operations as a provider of security and inspection products in the United States.

Thereafter, in 1993, we acquired Ferson Optics, for its passive optic technologies. Because of competitive market forces, primarily in Asia with significantly lower costs of labor, sales of Ferson Optic’s products show little opportunity of growth in the foreseeable future. We are actively monitoring this and have implemented cost-saving and cost-cutting measures. We may take additional measures in the future, including use of subcontractors and consolidation of manufacturing operations. Ferson Optics is a small portion of our overall business.

In 1994, we commenced operations of OSI Malaysia to take advantage of lower manufacturing costs in Malaysia.

In 1994, we entered into a joint venture agreement with ECIL, an unaffiliated Indian corporation, pursuant to which the Company and ECIL formed ECIL Rapiscan. The joint venture was established for the purpose of manufacturing security and inspection products in India from kits sold to ECIL by us. We own a 36% interest in the joint venture, our chairman owns a 10.5% interest, and the president of our security and inspection products group owns a 4.5% ownership interest. The Company, our chairman and the president of our security and inspection products group collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting.

In 1997, we acquired AME for AME’s hybrid optoelectronic capabilities.

In 1998, we acquired Osteometer, a Danish manufacturer of diagnostic scanners used for the early detection of symptoms of osteoporosis. However, due to the global decline in the bone densitometer market, in August 1999 we closed the operations of Osteometer in Denmark, and relocated certain of those operations to our U.S. facilities. In the quarter ended September 30, 1999, we recorded estimated restructuring costs of $1.9 million related to the closure of the Osteometer facility in Denmark. Those costs were associated primarily with the termination of certain employees and commitments, and other facility closure costs. During the quarter ended March 31, 2000, we completed the closure of the Osteometer facility in Denmark and the relocation of the operations to the U.S. The market for osteoporosis diagnostic equipment is currently weak and is expected to remain so for at least the near-term.

In 1998, we purchased the security products business of Metorex Security of Espoo, Finland. We paid $4.7 million in cash, including professional fees associated with the acquisition. In July 1999, we paid 4.4 million Finnish markka (approximately $739,000), in lieu of contingent payments of up to $1.5 million, based on future sales. The acquisition of Metorex Security brought a complete security metal detection product line to our security and inspection products group. Metor brand security archway metal detectors are among the most widely recognized such products in the world. These metal detectors complement the x-ray screening systems supplied by Rapiscan. Metorex Security continues to supply a large number of systems to the U.S. Government, as well as to customers around the world. The products include the Metor 100 series archways, the Metor 200 series zonal archways and the Metor 200Hde, which was recently certified by the Transportation Security Administration. Our MetorNet product allows monitoring and control of multi-system installations from a central workstation.

In 1998, we acquired all the outstanding stock of SMI, a silicon pressure-sensor manufacturer, from Exar Corporation of Fremont, California. We paid $2.7 million in cash, including professional fees associated with the acquisition. On March 31, 2001, we sold all of the outstanding stock of SMI to Elmos Semiconductor AG of Germany for $6 million in cash. In connection with this transaction, we sold certain capital equipment to SMI for $462,000 in cash. The sale also included a three-year commitment from us to supply four-inch silicon foundry wafers to SMI and to dedicate limited manufacturing facilities to be used by SMI for its etching operations, a commitment which would have terminated in March 2004. The total pre-tax gain on the transaction was approximately $3.0 million. In July 2002, SMI served a notice on us terminating the commitment. In January 2003, we negotiated a settlement agreement and, as of June 30, 2003, there were no further outstanding obligations.

In 1998, we acquired most of the assets and assumed certain liabilities of Corrigan, a Canadian security products manufacturer, for approximately $476,000 in cash, including professional fees associated with the acquisition.

In 1998, we invested $315,000, including professional fees associated with the acquisition, in Square One, Inc. (“Square One”) for an equity share of approximately 16%. In August 2000, we acquired substantially all of Square One’s assets for consideration of $259,000 in cash, including professional fees associated with the acquisition, future royalties (on which a $30,000 advance payment was made), and return of the Square One stock held by us. The acquired business now develops and manufactures infrared-based patient monitoring medical subsystems for us under the Square One product line.

In January 1999, we acquired Aristo Medical Products, Inc. (“Aristo”) for approximately $277,000 in cash, including professional fees associated with the acquisition. The acquired business now develops and manufactures next generation pulse oximeter probes for us under the Aristo product line.

During fiscal 1999, we invested $1.0 million, including professional fees associated with the acquisition, in OSI Medical for an equity share of approximately 40%. OSI Medical developed next generation pulse oximeter instruments and probes for use in the medical field. Pursuant to an agreement entered into in October 1999, we acquired an additional equity interest, representing approximately 16% of the stock ownership of OSI Medical for $1.2 million, including professional fees associated with the acquisition. During fiscal 2001, we acquired an additional equity interest representing approximately 19% of the ownership of OSI Medical for $282,000. With these additional equity investments, we increased our equity share in OSI Medical to approximately 75%.

In April 2000, also pursuant to the OSI Medical Agreement and in connection with certain amounts loaned or to be loaned by us to OSI Medical thereunder, we acquired five-year warrants (subject to earlier termination upon the occurrence of certain events) to acquire up to 1,110,000 additional OSI Medical shares at a purchase price of $1.35 per share.

In September 2001, the medical device business of our optoelectronic devices and subsystem group was contributed to a new subsidiary named Dolphin Medical, Inc. for the purpose of consolidating our various medical devices into a single subsidiary. We merged OSI Medical into Dolphin Medical in March 2002. We now own approximately 93.7% of Dolphin Medical.

In July 2002, we acquired substantially all the assets of Thermo Centro Vision, Inc., an optoelectronic devices and value-added subsystems designer and manufacturer based in Ventura County, California, for a purchase price of $1.45 million. The acquisition was made through a newly formed, wholly owned subsidiary, Centro Vision, Inc. Although our agreement to purchase the assets and business of Thermo Centro Vision, Inc. included a provision for a contingent additional payment based on the financial performance of the business measured as of March 31, 2003, the minimum threshold for the contingent additional payment was not met. We are therefore under no further obligation to make additional purchase price payments in this transaction.

In July 2002, we purchased from Imagis 1,166,667 shares of its common stock (approximately 6% of its outstanding stock), 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share, and certain ancillary rights for an aggregate purchase price of $1.75 million. Imagis develops facial recognition software for security applications. We have designated the investment as available for sale. The investment, adjusted for changes in the market value of Imagis’ equity securities, is included under other assets in the accompanying consolidated financial statements. For the year ended June 30, 2003, based on the continued trading of Imagis common stock below the original purchase price for a prolonged period of time, we recognized an other than temporary impairment in the market value of this investment as of June 30, 2003 and recognized a pre-tax charge of $1.4 million in our income statement.

In August 2002, we invested $775,000 to purchase a minority equity interest in an overseas based research and development venture focused on security technologies. In August 2003, we invested $1,100,000 in the form of a loan convertible into the company’s equity. In addition we acquired a warrant issued by the venture which is exercisable for a number of shares equal to 25% of the number of shares that any unconverted portion of the loan would have been converted into had it been converted.

In November 2002, we acquired all the outstanding capital stock of Ancore, a Santa Clara, California based privately held high-technology developer and provider of advanced inspection systems for aviation security, port and border inspection and counter-terrorism. Consideration paid for the acquisition consisted of a combination of OSI Common Stock and cash. At the close of the acquisition, we paid $2 million in cash, and issued 347,890 shares of OSI Common Stock valued at $5.8 million. The acquisition agreement contains certain provisions for additional contingent purchase price payments.

Based on such provisions, in January 2003, we made an additional cash payment of $2 million to former Ancore stockholders based on Ancore meeting certain performance criteria. In May 2003, an additional amount of approximately $574,000 was paid to former Ancore stockholders, based on Ancore meeting certain performance criteria. During the next five years, upon each commercial sale of a Pulsed Fast Neutron Analysis (“PFNA”) inspection system, we will pay former Ancore stockholders an earn-out of 6% of the price of the PFNA system, up to $750,000 per system, in either cash or stock, at our election. The PFNA earn-outs are capped at an aggregate of $34 million. PFNA Systems are currently in development under government funding, and there is no assurance that PFNA systems will be successfully commercialized.

On December 9, 2002, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares issued as part of the Ancore purchase consideration, as well as shares potentially issuable in satisfaction of contingent payments. The registration statement was declared effective as of December 16, 2002.

In August 2003, we acquired the military, laser-based training business of Schwartz Electro-Optics, Inc. At the close of the transaction we paid approximately $3.8 million including professional fees associated with the acquisition. The acquisition was made through a newly formed, wholly owned subsidiary, OSI Defense Systems, LLC. The acquired business develops and manufactures tactical engagement simulation systems, man worn laser detectors, small arms transmitters, controller guns and a variety of targeting systems for the defense industry.

We engage in significant international operations. We currently manufacture our optoelectronic devices and value-added subsystems, and medical imaging systems, at our facilities in Hawthorne, Newbury Park, and Walnut, California, Ocean Springs, Mississippi, and internationally in Malaysia, Norway, and Singapore. Our security and inspection products are manufactured at our facilities in Hawthorne and Santa Clara, California, and internationally in Canada, Finland, Malaysia, Singapore and the United Kingdom. As of June 30, 2003, we marketed our products worldwide through approximately 85 sales and marketing employees located in several countries, in addition to a global network of independent sales representatives. Revenues from shipments made outside of the United States accounted for 43% of revenues in fiscal year 2001, 52% of revenues in fiscal year 2002 and 51% of revenues in fiscal year 2003. Information regarding our operating income or loss and identifiable assets attributable to each of our geographic areas is set forth in Note 14 in our Consolidated Financial Statements.

Our effective income tax rate has varied because of a mix of income from U.S. and foreign operations and utilization of previously unrealized net operating losses, and will continue to vary in the future.

Related-Party Transactions

In 1994, we, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our chairman and chief executive officer owns a 10.5% interest, and the president of our security and inspection products group owns a

4.5% ownership interest. Our initial investment was $108,000. For the year ended June 30, 2001 our equity earnings in the joint venture amounted to $70,000, in 2002 they amounted to $154,000 and in 2003 they amounted to $249,000 and is included in selling, general, and administrative expenses. During the year ended June 30, 2001, we increased our initial investment by $39,000. Our ownership interest remained at 36% as all the shareholders increased their respective investments proportionately. We, our chairman and chief executive officer, and the president of our security and inspection products group collectively control less than 50% of the Board of Directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting.

The joint venture was formed for the purpose of the manufacture, assembly, service, and testing of x-ray security and other products. Some of our subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products utilizing technology received from the subsidiary. The joint venture agreement provides for technology transfers between us and the joint venture, subject to certain restrictions.

During the year ended June 30, 2001, we earned a technical fee from the joint venture in the amount of $240,000, in 2002 it earned $35,000, and in 2003 it earned $0. At June 30, 2002, $275,000 and at June 30, 2003 $0, were unpaid and thus were included in other receivables in the accompanying consolidated financial statements.

We contracted with entities affiliated by common ownership to provide messenger service, auto rental and printing services. Included in cost of sales, selling, general and administrative expenses for the years ended June 30, 2001, 2002 and 2003 are approximately $112,000, $107,000 and $101,000 for messenger service and auto rental; and $178,000, $100,000 and $104,000 for printing services, respectively. We contracted during fiscal year 2002 for professional services for $14,000 from a firm that has a partner serving as a member of our board of directors. As of August 8, 2003, we no longer utilized the auto rental services from an entity affiliated by common ownership.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies and significant estimates used in preparing our consolidated financial statements:

Revenue Recognition.    We generally recognize revenue upon shipment of our products and when title and risk of loss passes and when terms are fixed and collection is probable. Concurrent with the shipment of the product, we accrue estimated warranty expenses. Estimated warranty expenses are recorded on product revenues and adjusted periodically based on historical and anticipated experience. We have undertaken projects, which include the development and construction of large complex cargo inspection systems requiring installation and customization at the customer’s site. Sales under such long-term contracts are recorded under the percentage of completion method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revenues from separate service maintenance contracts are recognized ratably over the term of the agreements. For other services, service revenues are recognized as the services are performed. Deferred revenue for services arises from advance payments received from customers for services not yet performed.

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

Results of Operations

The following table sets forth certain income and expenditure items as a percentage of total revenues for the periods indicated.

	Year Ended June 30,
	2001	2002	2003
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	72.8	69.2	67.2

Gross profit	27.2	30.8	32.8
Operating Expenses:
Selling, general and administrative	19.4	17.4	16.0
Research and development	6.0	5.2	4.8
Goodwill amortization	0.4	0.3	—

Total operating expenses	25.8	22.9	20.8
Income from operations	1.4	7.9	12.0
Gain on sale of subsidiary	2.7	—	—
Gain on sale of investment	1.0	—	—
Gain on sale of marketable securities	—	—	1.0
Write-off of deferred acquisition costs			(0.3)
Writedown of equity investment			(0.8)
Interest (expense) income	(0.9)	0.1	0.4

Income before provision for income taxes and minority interest	4.2	8.0	12.3
Provision for income taxes	1.1	2.4	3.6

Net income before minority interest	3.1	5.6	8.7
Minority interest	0.1	—	(0.1)

Net income	3.2	5.6	8.6

Comparison of Fiscal Year Ended June 30, 2003 to Fiscal Year Ended June 30, 2002

Revenues.    Revenues consist of sales of security and inspection products as well as optoelectronic devices, subsystems and medical imaging and monitoring systems. Revenues are recorded net of inter-company eliminations. Revenues for the fiscal year ended June 30, 2003, increased by $58.4 million, or 47.0%, to $182.6 million from $124.2 million for the fiscal year ended June 30, 2002. Revenues from the sale of security and inspection products increased $47.4 million, or 64.5%, to $120.8 million from $73.4 million for fiscal 2002. The increase in revenues from the sale of security and inspection products was due to increased sales of x-ray screening machines in the United States and the international market, increased sales of large cargo products in the international market and inclusion of Ancore’s revenues ($7.5 million), which was acquired in November 2002. Revenues for the sale of optoelectronic devices, subsystems and medical imaging and monitoring systems, net of inter-company eliminations, increased by $11.0 million, or 21.7%, to $61.8 million from $50.8 million for fiscal 2002. The increase in revenues from the sale of optoelectronic devices, subsystems and medical imaging and monitoring systems was primarily due to increased sales to the weapon simulations market and increased sales of medical imaging and monitoring systems and inclusion of Centrovision’s revenues ($3.5 million), which was acquired in July 2002.

Gross Profit.    Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $21.7 million, or 56.5%, to $60.0 million from $38.3 million for fiscal 2002. As a percent of revenues, gross profit increased to 32.8% in fiscal 2003 from 30.8% in fiscal 2002. The increase in gross profit was due primarily to increased security and inspection products shipments, which have a higher gross margin.

Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the year ended June 30, 2003, such expenses increased by $7.5 million. The increase in expenses was due primarily to increased sales and marketing expenses for the sales of security and inspection products and medical devices of approximately $3.0 million, legal and professional fees of $1.0 million, administrative expenses of $1.5 million, foreign currency losses of $0.5 million, and inclusion of selling, general and administrative expenses of Ancore and Centrovision of $1.5 million. As a percentage of revenues, selling, general and administrative expenses decreased to 16.0% in fiscal 2003 from 17.4% in fiscal 2002, as expenses were leveraged over a larger revenue base.

Research and Development.    Research and development expenses include research related to new product development and product enhancement expenditures. For the year ended June 30, 2003, such expenses increased by $2.4 million or 37.8%, to $8.9 million from $6.4 million in fiscal 2002. The increase in expenses was due primarily to increased research and development spending for security and inspection products, inclusion of research and development expenses of Ancore and Centrovision and was offset in part by costs of certain research and development personnel worked directly on specific products and their costs were charged to manufacturing overhead.

Goodwill Amortization.    For the year ended June 30, 2003, there was no amortization of goodwill. On July 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which changes the method of accounting for goodwill to a test of impairment and requires, among other things, the discontinuance of goodwill amortization. The amortization of goodwill was $402,000 for the year ended June 30, 2002.

Income from Operations.    Income from operations for fiscal 2003 increased by $12.1 million, or 123.2%, to $22.0 million from $9.8 million for fiscal 2002. Income from operations increased primarily due to an increase in revenue and in gross margin and was offset in part by increased selling, general and administrative expenses and increased research and development expenses.

Gain on Sale of Marketable Securities.    Gain on sale of marketable securities for the year ended June 30, 2003, consisted of a realized gain on the sale of marketable securities classified as available for sale.

Write-off of deferred acquisition costs.    In fiscal 2002, we entered into an agreement regarding a joint acquisition with L-3 of certain detection and security businesses then owned by PerkinElmer, Inc. (“PerkinElmer”). The transaction as contemplated would have resulted in our acquisition from L-3 of a certain portion of PerkinElmer’s detection and security businesses. L-3 completed the purchase of the entirety of the businesses from PerkinElmer in June 2002. In November 2002, L-3 terminated the L-3/OSI transaction prior to consummation. Because of L-3’s termination of the transaction, for the year ended June 30, 2003, we recorded a charge of $608,000 during the second quarter of fiscal 2003 consisting of the write-off of deferred transaction-related expenses, primarily professional fees.

Write down of equity investment.    In July 2002, we purchased from Imagis Technologies, Inc. (“Imagis”) 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), and 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share, and certain ancillary rights, for an aggregate purchase price of $1.75 million. Imagis develops facial recognition software for security applications. We have designated the investment as available for sale. The investment, adjusted for changes in the market value of Imagis’ equity securities, is included under other assets in the accompanying consolidated financial statements. For the year ended June 30, 2003, based on the continued trading of Imagis common stock below the original purchase price for a prolonged period of time, we recognized an other than temporary impairment of the carrying value of this investment as of June 30, 2003 and recognized a pre-tax charge of $1.4 million in our income statement.

Interest (Expense) Income.    For the year ended June 30, 2003, we had a net interest income of $786,000 compared to net interest income of $161,000 for fiscal 2002. The increase in net interest income for the fiscal year ended June 30, 2003 was due to decreased borrowing and interest income on the proceeds from private placements in November and December 2001, and October 2002. These proceeds are primarily invested in short-term instruments with an original maturity date of less than ninety days.

Provision for Income Taxes.    Provision for income taxes increased to $6.5 million for the fiscal year ended June 30, 2003, compared to $3.0 million for fiscal 2002. As a percentage of income before provision for income taxes and minority interest, provision for income taxes was 29.1% for fiscal 2003, compared to 30.0% for fiscal 2002. The change in the effective income tax rate was due to a reduction in our deferred tax asset valuation allowance, partially offset by changes in the mix of income from U.S. and foreign operations.

Net Income.    For the reasons outlined above, the net income for the year ended June 30, 2003 was $16.0 million compared to $6.9 million for the year ended June 30, 2002.

Comparison of Fiscal Year Ended June 30, 2002 to Fiscal Year Ended June 30, 2001

Revenues.    Revenues for the fiscal year ended June 30, 2002, increased by $13.1 million, or 11.8%, to $124.2 million from $111.1 million for the fiscal year ended June 30, 2001. Revenues from the sale of security and inspection products increased $21.6 million, or 41.7%, to $73.4 million from $51.8 million for fiscal 2001. The increase in revenues from the sale of security and inspection products was due to increased sales of x-ray screening machines in the United States and international market in response to the attacks on the World Trade Center and Pentagon on September 11, 2001. Revenues for the sale of optoelectronic devices, subsystems and medical imaging and monitoring systems, net of inter-company eliminations, decreased by $8.5 million, or 14.3%, to $50.8 million from $59.3 million for fiscal 2001. The decrease in revenues from the sale of optoelectronic devices, subsystems and medical imaging and monitoring systems was primarily due to decreased sales of the discontinued product line of data/video projector systems, and the exclusion of SMI’s revenues and decreased sales of fiber optics and medical imaging systems, and was offset in part by increased sales to the weapon simulation market. SMI was sold in March 2001. SMI’s revenues and revenues from the sale of data/video projector systems were $5.9 million for 2001. Sales of fiber optics for fiscal 2002 were $1.4 million and such sales for fiscal 2001 were $4.9 million.

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

Research and Development.    Research and development expenses include research related to new product development and product enhancement expenditures. For the year ended June 30, 2002, such expenses decreased by $237,000, or 3.6%, to $6.4 million from $6.7 million in fiscal 2001. As a percentage of revenues, research and development expenses decreased to 5.2% in fiscal 2002 from 6.0% in fiscal 2001. The decrease in expenses was primarily due to certain research and development personnel who worked directly on specific products and an additional cost over fiscal 2001 of their services, approximately $176,000, was charged to manufacturing overhead, and the absence of research and development expenses of SMI of $399,000, and was offset in part by increased research and development spending for security and inspection products and weapons simulation market of approximately $450,000.

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

Gain on Sale of Subsidiary.    On March 31, 2001, we sold all of the outstanding stock of our wholly owned subsidiary SMI to ELMOS Semiconductor AG of Germany for $6.0 million in cash resulting in a gain of $3.0 million. In addition, as a part of the agreement, $2.2 million of the accounts payable by SMI to the Company as a result of inter-company transactions was converted to a note receivable from the buyer over a period of four and a half years. As of June 30, 2002, the outstanding amount for the note receivable was $800,000.

Gain on Sale of Investments.    In the year ended June 30, 2001, as a result of the acquisition of a company in which we had an equity investment of $300,000, we received a total consideration of $1.4 million, resulting in a pre-tax gain of $1.1 million.

Interest (Expense) Income.    For the year ended June 30, 2002, we had a net interest income of $161,000 compared to net interest expense of $995,000 for fiscal 2001. The net interest income for the fiscal year ended June 30, 2002 was due to decreased borrowing under the Company’s lines of credit and interest income on the proceeds from private placements in November and December 2001. These proceeds were primarily invested in short-term instruments with an original maturity date of less than ninety days.

Provision for Income Taxes.    Provision for income taxes increased to $3.0 million for the fiscal year ended June 30, 2002, compared to $1.3 million for fiscal 2001. As a percentage of income before provision for income taxes and minority interest, provision for income taxes was 30% for fiscal 2002, compared to 27.1% for fiscal 2001. The change in the effective income tax rate was due to changes in the mix in income from U.S. and foreign operations. During the fiscal year 2002, the deferred tax asset valuation allowance was increased by $187,000.

Net Income.    For the reasons outlined above, the net income for the year ended June 30, 2002 was $6.9 million compared to $3.5 million for the year ended June 30, 2001. The year ended June 30, 2001, included pre-tax, one-time gains on the sale of investment of $1.1 million, and the sale of SMI of $3.0 million.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operations, through various term loans, discounting facilities, and credit lines extended to our different subsidiaries worldwide and from our public offering. As of June 30, 2003, our principal source of liquidity consisted of $94.2 million in cash and several credit agreements described below.

Our operations provided net cash of $21.6 million during fiscal 2003 compared to net cash provided by operations of $6.1 million in fiscal 2002. The amount of net cash provided by operations reflects net income, reduction in accounts receivable, other receivables, increase in accrued payroll and related expenses, advances from customers and accrued warranties. Net cash provided by operations was offset in part by increase in inventory and reduction in accrued expenses and current liabilities. The reduction in accounts receivables of $3.5 million was due to improved cash collections and the increase in inventory of $4.3 million was due to product mix and increased revenues.

The net cash used in investing activities was $14.9 million during fiscal 2003, compared to net cash used in investing activities of $2.4 million in fiscal 2002. In fiscal 2003, net cash used in investing activities reflects primarily cash used of $5.4 million for the acquisition of Centrovision and Ancore, purchase of property and equipment of $3.6 million, net purchases of marketable securities of $4.7 million, which consist of equity securities in public companies categorized as available for sale and carried at fair value, and equity investment in Imagis and an overseas-based technology venture specializing in security and inspection technology.

Net cash provided by financing activities was $19.0 million in fiscal 2003, compared to $59.7 million for fiscal 2002. Net cash provided by financing activities resulted primarily from the net proceeds received from the private placements totaling $20.5 million and exercise of stock options and was offset in part by repayment of a term loan.

In October 2002, we issued and sold an aggregate of 1,250,000 shares of our Common Stock in a private placement to institutional investors for an aggregate sales price of $21.6 million. After placement agent commission and expenses, net proceeds to us were $20.5 million.

In March 1999, we announced a stock repurchase program of up to 2,000,000 shares of our Common Stock. Through September 24, 2003, we repurchased 1,404,500 shares at an average price $4.37 per share. No share repurchases occurred during fiscal 2002 or 2003. The stock repurchase program did not have a material effect on our liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

In January 1997, the Company and its U.S. subsidiaries entered into a credit agreement with Bank of the West (formerly United California Bank). The agreement, as amended and restated in June 2002, provides for a $22 million line of credit, which includes revolving line, letter of credit, acceptance and foreign exchange facilities. In addition, the Company has a $10.5 million term loan and a $4.0 million line of credit for letters of credit secured by cash from the Bank of the West. Advances under the lines of credit bear interest at a rate equal to a variable bank reference rate plus a margin (4.75% at June 30, 2002 and 4.22% at June 30, 2003) or, at the Company’s option, at a fixed rate as quoted by the bank upon request for specific advances. As of June 30, 2003 there was no amount outstanding under the line of credit and lines of credit for letters of credit secured by cash; and there was $4.4 million outstanding under the term loan. As of June 30, 2003, $4.8 million was outstanding under letters of credit. The above facilities expire in November 2003 and the Company believes that they will be renewed on the same or similar terms. Borrowings under the agreement are secured by liens on substantially all of the assets of the Company’s U.S. subsidiaries. The credit agreement contains certain covenants. Among these, the Company is at all times required to maintain (on a consolidated basis) a tangible net worth of at least $55 million; a ratio of debt to earnings before interest, tax, depreciation and amortization of not more than 2.25 to 1; a ratio of cash, cash equivalents and accounts receivable to current liabilities of not less than 1 to 1; and a debt coverage ratio of 1.5 to 1. The Company was in compliance with these covenants as of June 30, 2003.

Rapiscan U.K. has a loan agreement with HSBC Bank plc, which provides for an overdraft facility up to a maximum amount of 2.0 million pounds sterling (approximately $3.3 million at June 30, 2003) outstanding at any one time, which amounts are secured by certain assets of Rapiscan U.K. At June 30, 2003, no amounts were outstanding under the overdraft facility. Outstanding borrowings bear interest at a base rate (4.0% and 3.75% at June 30, 2002 and 2003, respectively) plus 1.35% per annum. The agreement also provides for a 2.5 million pounds sterling (approximately $4.1 million at June 30, 2003) facility for tender and performance bonds and a 2.0 million pounds sterling (approximately $3.3 million at June 30, 2003) facility for the purchase of forward exchange contracts. These facilities are secured by certain assets of Rapiscan U.K, and the Company has guaranteed this obligation up to $1.5 million. As of June 30, 2003, $2.0 million was outstanding under the performance bond. The above facilities expire in May 2004 and the Company believes that they will be renewed on the same or similar terms.

OSI Singapore has a loan agreement with Indian Bank (Singapore), which provides for an accounts receivable discounting facility for borrowing of up to 2.6 million Singapore dollars (approximately $1.4 million at June 30, 2003). Borrowings under the line of credit bear interest at the bank’s prime rate (5.5% and 5.0% at June 30, 2002 and 2003, respectively) plus 1.0%. The line of credit expires on April 2004 and the Company believes that it will be renewed on the same or similar terms. As of June 30, 2003 there were no amounts outstanding under the line of credit. Borrowings under the line of credit are collateralized by certain assets of OSI Singapore and are guaranteed by certain officers of the Company. Borrowings secured by inter-company receivables are guaranteed by the Company.

AME has a loan agreement with DnB Bank, which provides for a revolving line of credit for borrowings of up to 10.0 million Norwegian kroner (approximately $1.3 million at June 30, 2003). As of June 30, 2003, no amounts were outstanding under this line of credit. Borrowings under the line of credit bear interest at a variable rate, which was 8.0% and 5.5% at June 30, 2002 and 2003, respectively. The line of credit expires in March 2004, and the Company believes that it will be renewed on the same or similar terms.

OSI Malaysia has a loan agreement with the Hong Kong Bank Malaysia Berhad, which provides for a bank guarantee line of credit for 10.0 million Malaysian ringgits (approximately $2.6 million at June 30, 2003) for performance bonds and a 2.0 million Malaysian ringgits overdraft facility (approximately $526,000 at June 30, 2003). The agreement also provides for a 5.0 million Malaysian ringgits (approximately $1.3 million at June 30, 2003) facility for the purchase of forward exchange contracts. Borrowings under the overdraft facility bear interest at the bank’s base lending rate (6.4% and 6.0% at June 30, 2002 and 2003, respectively) plus 1.75%. At June 30, 2003, the amounts outstanding under the performance bond, and overdraft facilities were $568,000 and $0, respectively. At June 30, 2003 foreign exchange contracts with a notional amount of 4.5 million Malaysian ringgits ($1.2 million) were outstanding under foreign exchange contracts. Borrowings under this agreement are secured by certain assets of OSI Malaysia and are guaranteed by the Company. These lines expire in October 2003 and the Company believes that they will be renewed on the same or similar terms.

OSI Malaysia has a loan agreement with Malaysian Bank Berhad, which provides for a revolving line of credit up to an amount of 3.0 million Malaysian ringgits (approximately $789,000 as of June 30, 2003). Borrowings under the line of credit bear interest at the bank’s base lending rate (6.74% and 6.0% at June 30, 2002 and 2003, respectively) plus 1.75%. As of June 30, 2003, no amount was outstanding under this line of credit. Borrowings under this agreement are secured by certain assets of OSI Malaysia and are guaranteed by the Company. The line of credit expires in January 2004 and the Company believes that it will be renewed on the same or similar terms.

Metorex Security has a loan agreement with Sampo Bank that provides for a foreign currency overdraft facility up to 700,000 Euros (approximately $812,000 at June 30, 2003). At June 30, 2003, no amount was outstanding under the overdraft facility. The agreement also provides for 392,000 Euros (approximately $454,000 at June 30, 2003) for tender and performance bonds. At June 30, 2003 approximately $273,000 was outstanding under the tender and performance bonds facility. Borrowings under these facilities bear interest rate at the bank’s prime lending rate (4.75% and 4.0% at June 30, 2002 and 2003, respectively ) plus 1.0%. The above facilities expire in March 2004, and the Company believes that they will be renewed on the same or similar terms.

We believe that cash from operations, existing cash and lines of credit will be sufficient to meet our cash requirements for the foreseeable future.

The following is a summary of our contractual commitments at June 30, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	4-5 years	After 5 Years
Long-Term Debt	$4,463	2,625	1,838
Operating Leases	7,182	1,655	2,851	1,318	1,358

Total Contractual Cash Obligations	$11,645	4,280	4,689	1,318	1,358

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 years	4-5 years	Over 5 Years
Standby Letters of Credit	$8,835	8,673	162

Total Commercial Commitments	$8,835	8,673	162

New Accounting Pronouncements

On July 1, 2002, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The adoption of SFAS No. 143 did not have a material effect on our financial position or result of operations.

On July 1, 2002, we adopted SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for

Long-Lived Assets to Be Disposed Of, and addresses the accounting for a component of an entity which has been disposed of and which has been classified as held for sale. The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

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

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issues. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective bases to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ended after December 31, 2002. The adoption of FIN 45 did not have a material effect on our financial position or result of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123; Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148, amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The voluntary transition provisions of SFAS No. 148 became effective for financial statements for fiscal years ending after December 15, 2002. The disclosure requirements of SFAS No. 148 become effective for us for the year ended June 30, 2003. We are currently assessing the impact of the adoption of this statement on our financial position and results of operations.

In January 2003 the FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interest, which are the ownership, contractual, or other pecuniary interest in the entity. At the September 17, 2003 meeting of the FASB, the FASB considered a partial deferral and certain proposed modifications to FIN 46, to address certain implementation issues. The Board reached a tentative conclusion that the effective date of FIN 46 would be the end of the first interim or annual period ending after December 15, 2003 when certain conditions are met by a variable interest entity. The Company believes that the variable interest entity in which it has invested has met these conditions. Upon the ultimate effective dates, the consolidation requirements of FIN 46 will apply to variable interest in a variable interest entity created after January 31, 2003. Certain disclosure requirements of FIN 46 became effective for us as of year end. We anticipate that our adoption of FIN 46 will require that we consolidate our investment in an overseas based research and development venture focused on security technologies (see Note 2) which is currently accounted for under the equity method.

During March 2003, the FASB’s Emerging Issues Task Force (“EITF”) discussed proposed guidance under EITF Issue 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“Issue 03-1”) for assessing other-than-temporary impairment as applied to investments accounted for under the cost method or the equity method, including investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. The proposed guidance states that an impairment shall be deemed other than temporary unless positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable period of time outweighs negative evidence to the contrary. Under the proposed guidance, if an investment has been impaired for one year, it would be unlikely that sufficient objective and verifiable positive evidence would be available to support the recoverability of the investment’s carrying value to overcome the extent of the negative evidence, except for certain investments with non-contingent contractual future cash flows. Although Issue 03-1 is still under discussion by the EITF, the Company believes that the proposed guidance will not have a significant affect on the Company’s results of operations or its financial position.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to certain market risks, which are inherent in our financial instruments and arise from transactions entered into in the normal course of business. We may enter into derivative financial instrument transactions in order to manage or reduce market risk in connection with specific foreign-currency-denominated transactions. We do not enter into derivative financial instrument transactions for speculative purposes.

We are subject to interest rate risk on our short-term borrowings under our bank lines of credit. Borrowings under these lines of credit do not give rise to significant interest rate risk because these borrowings have short maturities and are borrowed at variable interest rates. Historically, we have not experienced material gains or losses due to interest rate changes.

Foreign Currency

The accounts of our operations in Singapore, Malaysia, England, Finland, India, Norway and Canada are maintained in Singapore dollars, Malaysian ringgits, U.K. pounds sterling, Euro, Indian Rupees, Norwegian kroner and Canadian dollars, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder’s equity. Transaction losses of approximately $13,000 and $475,000 were included in income for fiscal 2002 and 2003, respectively. A hypothetical 10% change in the relevant currency rates at June 30, 2003, would not have a material impart on our financial position or results of operations.

Our use of derivatives consists primarily of foreign exchange contracts and an interest rate swap. We purchase forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale. We do not use the contracts for trading purposes. As of June 30, 2003, we had one foreign exchange contract with a notional amount of $1.2 million to hedge foreign exchange exposure on accounts receivables and accounts payable in Malaysia in the event of possible change in monetary policy in Malaysia relating to the pegging of Malaysian ringgit to the U.S. dollar. Since the monetary policy remained unchanged and the

Malaysian ringgit is still pegged to the U.S. dollar, the forward exchange contract has no fair value as of June 30, 2003. This contract expires in September 2003.

Importance of International Markets

International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, and political instability. For the year ended June 30, 2003, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on our consolidated revenues and results of operations. As a result of monetary policy in Malaysia, including the pegging of the Malaysian ringgit to the U.S. dollar, we believe that our foreign currency exposure in Malaysia will not be significant in the foreseeable future. We continue to perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing with local currencies in our foreign business transactions, we are at risk with respect to foreign currency fluctuations.

Inflation

We do not believe that inflation has had a material impact on our results of operations.

Interest Rate Risk

All highly liquid investments with a maturity of three months or less are classified as cash equivalent and recorded in the balance sheet at fair value. Short-term investments are comprised of high quality marketable securities. We have not historically used derivatives to hedge our interest rate risk. However, during the fiscal year 2002 we entered into an interest rate swap to convert a portion of our variable-interest-rate debt to a fixed-rate liability. The swap expires in June 2004. The fair value of the swap was ($90,000) as of June 30, 2003, compared to ($189,000) as of June 30, 2002. The decrease in the fair value of the swap is recorded in other comprehensive income, due to the swap meeting the criteria of an effective cash flow hedge. The amount to be reclassified from other comprehensive income in the next twelve months is not expected to be material. A hypothetical 10% change in the interest rates at June 30, 2003, related to our debt would not have a material impart on our position or results of operations.

The carrying amount, principal maturity and estimated value of our investment portfolio and long-term debt exposure as of June 30, 2002 are as follows (in thousands):

	Carrying Amount	Maturity
	2002	2003	2004	2005	Fair Value
Investments
Cash and cash equivalents	$67,604				$67,604
Average interest rate	2.02%
Long-term debt
Secured long-term loan	$7,088	2,625	2,664	1,799	$7,088
Average interest rate	7.00%	7.00%	7.00%	7.00%

The carrying amount, principal maturity and estimated value of our investment portfolio and long-term debt exposure as of June 30, 2003 are as follows:

	Carrying Amount	Maturity
	2003	2004	2005	2006	Fair Value
Investments
Cash and cash equivalents	$94,246				$94,246
Average interest rate	1.16%
Long-term debt
Secured long term loan	$4,463	2,625	1,838		$4,463
Average interest rate	6.72%	6.72%	6.72%

RISK FACTORS

Investing in our Common Stock involves a significant degree of risk. Investors should carefully consider the following risk factors and all the other information contained in this report or incorporated by reference. If any of the following risks actually occurs, our business, financial condition and results of operations could suffer, in which case the trading price of our Common Stock may decline.

Risks Related to Our Business

Fluctuations in our operating results may cause our stock price to decline.

Given the nature of the markets in which we participate, we cannot reliably predict future revenues and profitability. Changes in competitive, market and economic conditions may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our significant sales, research and development, and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results. Factors that may affect our operating results and the market price of our Common Stock include:

demand for and market acceptance of our products;

competitive pressures resulting in lower selling prices;

adverse changes in the level of economic activity in regions in which we do business;

adverse changes in industries, such as semiconductors and electronics, on which we are particularly dependent;

changes in the portions of our revenue represented by various products and customers;

delays or problems in the introduction of new products;

the announcement or introduction of new products, services or technological innovations by our competitors;

variations in our product mix;

the timing and amount of our expenditures in anticipation of future sales;

increased costs of raw materials or supplies; and

changes in the volume or timing of product orders.

We face aggressive competition in many areas of business. If we do not compete effectively, our business will be harmed.

We encounter aggressive competition from numerous competitors in many areas of our business. In the security and inspection market, competition is based primarily on such factors as product performance, functionality and quality, cost, prior customer relationships, technological capabilities of the product, price, certification by government authorities, local market presence, and breadth of sales and service organization. In the optoelectronic devices and subsystem market and in the medical monitoring and imaging systems market, competition is based primarily on factors such as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support, and on the ability to provide fully-integrated services from application development and design through volume subsystem production. We may not be able to compete effectively with all of our competitors. To remain competitive, we must develop new products and enhance our existing products in a timely manner. We anticipate that we may have to adjust prices of many of our products to stay competitive. In addition, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines.

The September 11 terrorist attacks and the creation of the U.S. Department of Homeland Security have increased financial expectations that may not materialize.

The September 11 terrorist attacks and the subsequent creation of the U.S. Department of Homeland Security have created increased interest in our security and detection products; however, we are not certain whether the level of demand will continue to be as high as anticipated. We do not know what solutions will continue to be adopted by the U.S. Department of Homeland Security as a result of the terrorism and whether our products will be a part of the solution. Additionally, should our products be considered as a part of the future security solution, it is unclear what the level may be and how quickly funding to purchase our products may be made available. These factors may adversely impact us and create unpredictability in revenues and operating results.

Our revenues are dependent on orders in the security and inspection products category, which has lengthy and unpredictable sales cycles.

Sales of security and inspection products depend in significant part upon the decision of governmental agencies to upgrade or expand existing airports, border crossing inspection sites and other security installations. Accordingly, a portion of our sales of security inspection and detection products is often subject to delays associated with the lengthy approval processes that typically accompany such capital expenditures. During these approval periods, we expend significant financial and management resources in anticipation of future orders that may not occur. If we fail to receive an order after expending such resources, such failure could have a material adverse effect on our business, financial condition and results of operations.

If we do not introduce new products in a timely manner, our products could become obsolete and our operating results would suffer.

We sell many of our products in industries characterized by rapid technological changes, frequent new product and service introductions and evolving industry standards. Without the timely introduction of new products and enhancements, our products could become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new product offerings will depend upon several factors, including our ability to:

accurately anticipate customer needs;

innovate and develop new technologies and applications;

successfully commercialize new technologies in a timely manner;

price our products competitively and manufacture and deliver our products in sufficient volumes and on time; and

differentiate our offerings from our competitors’ offerings.

Some of our products are used by our customers to develop, test and manufacture their products. We therefore must anticipate industry trends and develop products in advance of the commercialization of our customers’ products. In developing any new product, we may be required to make a substantial investment before we can determine the commercial viability of the new product. If we fail to accurately foresee our customers’ needs and future activities, we may invest heavily in research and development of products that do not lead to significant revenue.

Interruptions in our ability to purchase raw materials and components may adversely affect our profitability.

We purchase certain raw materials and subcomponents from third parties pursuant to purchase orders placed from time to time. Purchase order terms range from three months to one year at fixed costs, but we do not have guaranteed long-term supply arrangements with our suppliers. Any material interruption in our ability to purchase necessary raw materials or subcomponents could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully implement our acquisitions strategy, integrate acquired businesses into our existing business or make acquired businesses profitable.

One of our strategies is to supplement our internal growth by acquiring businesses and technologies that complement or augment our existing product lines. This growth has placed, and may continue to place, significant demands on our management, working capital and financial resources. We may be unable to identify or complete promising acquisitions for many reasons, including:

competition among buyers;

the need for regulatory approvals, including antitrust approvals; and

the high valuations of businesses.

Some of the businesses we may seek to acquire may be marginally profitable or unprofitable. For these acquired businesses to achieve acceptable levels of profitability, we must improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into our existing operations.

To finance our acquisitions, we may have to raise additional funds, through either public or private financings. We may be unable to obtain such funds or may be able to do so only on unfavorable terms.

Economic, political and other risks associated with international sales and operations could adversely affect our sales.

In fiscal years 2001, 2002, and 2003 revenues from shipments made outside of the United States accounted for approximately 43.2%, 52.1%, and 51% respectively, of our revenues. Of the revenues generated during fiscal 2003 from shipments made to customers outside of the United States, 34% represented sales from the United States to foreign customers, and the balance represented sales generated by our foreign subsidiaries. Since we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

changes in foreign currency exchange rates;

changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets;

longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

trade protection measures and import or export licensing requirements;

differing tax laws and changes in those laws;

difficulty in staffing and managing widespread operations;

differing labor laws and changes in those laws;

differing protection of intellectual property and changes in that protection; and

differing regulatory requirements and changes in those requirements.

Our failure to protect our intellectual property could impair our competitive position.

While we own certain patents and trademarks, some aspects of our business cannot be protected by patents or trademarks. Accordingly, in these areas there are few legal barriers that prevent potential competitors from copying certain of our products, processes and technologies or from otherwise entering into operations in direct competition with us.

Our products may infringe on the intellectual property rights of others, and resulting claims against us could be costly and prevent us from making or selling certain products.

Third parties may seek to claim that our products and operations infringe their patent or other intellectual property rights. We may incur significant expense in any legal proceedings to protect our proprietary rights or to defend infringement claims by third parties. In addition, claims of third parties against us could result in awards of substantial damages or court orders that could effectively prevent us from making, using or selling our products in the U.S. or abroad.

A claim for damages could materially and adversely affect our financial condition and results of operations.

Our business exposes us to potential product liability risks, particularly with respect to our security and inspection products. There are many factors beyond our control that could lead to liability claims, including the failure of the products in which our subsystems are installed, the reliability of the customers’ operators of the inspection equipment, and the maintenance of the inspection units by the customers. There can be no assurance that the amount of product liability insurance that we carry will be sufficient to protect us from product liability claims. A product liability claim in excess of the amount of insurance we carry could have a material adverse effect on our business, financial condition and results of operations.

Our ongoing success is dependent upon the continued availability of certain key employees.

We are dependent in our operations on the continued availability of the services of our employees, many of whom are individually key to our current and future success, and the availability of new employees to implement our growth plans. In particular, we are dependent upon the services of Deepak Chopra, our Chairman of the Board of Directors, President and Chief Executive Officer. We have entered into a 5-year employment agreement with Mr. Chopra, which expires April 1, 2007 and we maintain a $13.0 million policy of key man life insurance on the life of Mr. Chopra. The market for skilled employees is highly competitive, especially for employees in technical fields. While our compensation programs are intended to attract and retain the employees required for it to be successful, there can be no assurance that we will be able to retain the services of all of our key employees or a sufficient number to execute on our plans, nor can there be any assurances that we will be able to continue to attract new employees as required.

Our failure to comply with environmental regulations may create significant environmental liabilities and force us to modify our manufacturing processes.

We are subject to various federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling and disposal of certain hazardous substances and wastes used or generated in the manufacturing and assembly of our products. Under such laws, we may become liable for the costs of removal or remediation of certain hazardous substances or wastes that have been or are being disposed of offsite as wastes or that have been or are being released on or in our facilities. Such laws may impose liability without regard to whether we knew of, or caused, the release of such hazardous substances or wastes. Any failure by us to comply with present or future regulations could subject us to the imposition of substantial fines, suspension of production, alteration of manufacturing processes or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

Changes in governmental regulations may reduce demand for our products or increase our expenses.

We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by these regulations. Any significant change in these regulations could reduce demand for our products.

Risks Related To Our Capital Structure and Common Stock

Our Articles of Incorporation and other agreements contain provisions that could discourage a takeover.

Our Articles of Incorporation authorize our Board of Directors to issue up to 10,000,000 shares of preferred stock in one or more series, to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of preferred stock, to fix the number of shares constituting any such series, and to fix the designation of any such series, without further vote or action by shareholders. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of the holders of Common Stock and thereby reduce the value of our Common Stock. We have no present plans to issue shares of preferred stock. The issuance of preferred stock, coupled with the concentration of ownership in the directors and executive officers, could discourage certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then current prices, otherwise dilute the rights of holders of Common Stock, and may limit the ability of such shareholders to cause or approve transactions which they may deem to be in their best interests, all of which could have a material adverse effect on the market price of our Common Stock. We have in place a stockholder rights plan, adopted in 2000, under which our stockholders are entitled to purchase shares of preferred stock under certain circumstances. These circumstances include the purchase of 20% or more of the outstanding shares of Common Stock by a person or group, or the announcement of a tender or exchange offer to acquire 20% or more of the outstanding Common Stock. The stockholder rights plan may have the effect of impeding or preventing certain types of transactions involving a change in control of the Company that could be beneficial to the stockholders.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS	AND PROCEDURES

As of June 30, 2003, the end of the period covered by this report, our chief executive officer and our chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 3, 2003.

ITEM 11. EXECUTIVE	COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 3, 2003.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 3, 2003.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 3, 2003.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 3, 2003.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b)  Reports on Form 8-K

Form 8-K on May 6, 2003 regarding the issuance by us of news releases on April 29, 2003 and May 2, 2003, both on the subject of third quarter consolidated earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC.
(Registrant)

Date: September 25, 2003	By:	/s/ ANUJ WADHAWAN
Anuj Wadhawan, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 25, 2003

/s/ AJAY MEHRA Ajay Mehra	Executive Vice President, President, Security Products Group and Director	September 25, 2003

/s/ STEVEN C. GOOD Steven C. Good	Director	September 25, 2003

/s/ MEYER LUSKIN Meyer Luskin	Director	September 25, 2003

/s/ MADAN G. SYAL Madan G. Syal	Director	September 25, 2003

/s/ CHAND R. VISWANATHAN Chand R. Viswanathan	Director	September 25, 2003

INDEX TO EXHIBITS

No.	Exhibit Description
3.1	Articles of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (1)

4.1	Specimen Common Stock Certificate (3)

4.2	Rights Agreement (11)

10.1	1987 Incentive Stock Option Plan, as amended, and form of Stock Option Agreement (1)

10.2	1997 Stock Option Plan and forms of Stock Option Agreements (2)

10.3	Incentive Compensation Agreement dated December 18, 1996 between the Company and Andreas F. Kotowski (1)

10.4	Form of Indemnity Agreement for directors and executive officers of the Company (3)

10.5	Joint Venture Agreement dated January 4, 1994 among the Company, Electronics Corporation of India, Limited and ECIL-Rapiscan Security Products Limited, as amended (2)

10.6	Amendment Number Two to Lease, dated October 24, 1995 to lease dated January 1, 1989 by and between KB Management Company, and UDT Sensors, Inc. (1)

10.7	Lease Agreement dated July 4, 1986 by and between Electricity Supply Nominees Limited and Rapiscan Security Products Limited (as assignee of International Aeradio Limited) (3)

10.8	Lease Agreement dated January 17, 1997 by and between Artloon Supplies Sdn. Bhd. and Opto Sensors (M) Sdn. Bhd. (1)

10.9	Credit Agreement entered into on November 1, 1996 by and between Opto Sensors, Inc., UDT Sensors, Inc., Rapiscan Security Products (U.S.A.), Inc. and Ferson Optics, Inc., and Wells Fargo HSBC Trade Bank (1)

10.10	License Agreement made and entered into as of December 19, 1994, by and between EG&G, Inc. and Rapiscan Security Products, Inc. (1)

10.11	Stock Purchase Agreement dated March 5, 1997 between Industriinvestor ASA and Opto Sensors, Inc. (1)

10.12	Lease dated September 24, 1997 between the Company and D.S.A. Properties (4)

10.13	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of June 23, 1998 by and between KB Chadron Building, LLC and UDT Sensors, Inc. (5)

10.14	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of June 23, 1998 by and between Chadron II, LLC and UDT Sensors, Inc. (5)

10.15	Cooperative Research and Development Agreement dated May 13, 1998 between Rapiscan Security Products, Inc. and the Federal Aviation Administration (portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission, which request has been granted) (6)

10.16	Amended and Restated Credit Agreement entered into on September 2, 1999, by and between Sanwa Bank California and OSI Systems, Inc., UDT Sensors, Inc., Ferson Optics, Inc., Rapiscan Security Products Inc., Metorex Security Products, Inc., Silicon Microstructures, Inc. and Aristo Medical Products, Inc. (8)

10.17	Employment Agreement dated September 1, 2000 between the Company and Ajay Mehra (9)

No.	Exhibit Description

10.18	Credit agreement, dated February 27, 2001 between the Company and Sanwa Bank California (10)

10.19	Employment Agreement dated April 1, 2002 between the Company and Deepak Chopra (12)

10.20	Fourth Amendment To Credit Agreement dated June 28, 2002 between the Company and The Bank Of The West (12)

10.21*	Employment Agreement dated June 1, 2003 between the Company and Victor S. Sze

10.22*	Employment Agreement dated June 1, 2003 between the Company and Anuj Wadhawan

21*	Subsidiaries of the Company

23*	Independent Auditors’ Consent

31.1*	Certification Pursuant to Section 302

31.2*	Certification Pursuant to Section 302

32.1*	Certification Pursuant to Section 906

32.2*	Certification Pursuant to Section 906

99.2	Criminal Plea and Sentencing Agreement between UDT Sensors, Inc. and U.S. Attorney’s Office (2)

99.3	Agreement between UDT Sensors, Inc. and Department of Navy (2)

*	Filed herewith
(1)	Previously filed with the Company’s Registration Statement filed June 13, 1997.
(2)	Previously filed with the Company’s Amendment No. 1 to the Registration Statement filed August 1, 1997.
(3)	Previously filed with the Company’s Amendment No. 2 to the Registration Statement filed August 15, 1997.
(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997.
(5)	Previously filed with the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended June 30, 1998.
(6)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.
(7)	Previously filed with the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended June 30, 1999.
(8)	Previously filed with the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended June 30, 1999.
(9)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
(10)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.
(11)	Previously filed with the Company’s Registration Statement on Form 8-A filed August 1, 2000.
(12)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

INDEPENDENT AUDITORS’ REPORT

OSI Systems, Inc.:

We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective July 1, 2002.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

September 25, 2003

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2002 AND 2003

(Dollars in Thousands, Except Share Amounts)

	2002	2003
ASSETS (Note 4)
CURRENT ASSETS:
Cash and cash equivalents (Notes 1 and 4)	$67,604	$94,246
Marketable securities, available-for-sale	539	3,973
Accounts receivable—net of allowance for doubtful accounts of $1,485 and $1,098 at June 30, 2002 and 2003, respectively (Note 1)	38,812	36,901
Other receivables (Notes 1 and 2)	3,278	2,740
Inventory (Note 1)	36,512	42,415
Prepaid expenses	1,008	1,264
Deferred income taxes (Note 1)	2,026	5,473
Current portion of note receivable (Note 3)	350

Total current assets	150,129	187,012
PROPERTY AND EQUIPMENT—Net (Notes 1 and 4)	12,901	14,115
GOODWILL (Notes 1, 2 and 3)	5,691	11,436
INTANGIBLE ASSETS—Net (Notes 1, 2 and 3)	1,716	14,055
INVESTMENTS (Note 2)	565	1,697
OTHER ASSETS	292	665
NOTE RECEIVABLE (Note 3)	450
DEFERRED INCOME TAXES (Notes 1 and 6)	3,614	558

TOTAL	$175,358	$229,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt (Notes 1, 4 and 5)	$2,625	$2,625
Accounts payable (Note 1)	13,379	14,524
Accrued payroll and related expenses	3,784	5,122
Income taxes payable (Notes 1 and 6)	2,861	3,192
Advances from customers	4,484	6,648
Accrued warranties (Note 1)	2,164	2,782
Provision for losses on long-term contract		4,644
Other accrued expenses and current liabilities	5,201	5,559

Total current liabilities	34,498	45,096
LONG-TERM DEBT (Notes 1, 4 and 5)	4,463	1,838
ACCRUED PENSION (Note 12)	448	1,340
DEFERRED INCOME TAXES (Notes 1 and 6)	136	630
MINORITY INTEREST (Note 3)	79	235

Total liabilities	39,624	49,139

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY (Notes 8, 9 and 10):
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding at June 30, 2002 and 2003
Common stock, no par value—authorized, 40,000,000 shares; issued and outstanding, 12,806,896 and 14,519,903 shares at June 30, 2002 and 2003, respectively (Note 10)	108,141	135,884
Retained earnings	29,212	45,005
Accumulated other comprehensive loss (Note 1)	(1,619)	(490)

Total shareholders’ equity	135,734	180,399

TOTAL	$175,358	$229,538

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

(Dollars in Thousands, Except Per Share Amounts)

	2001	2002	2003
REVENUES (Note 1)	$111,099	$124,230	$182,644

COST OF GOODS SOLD	80,851	85,908	122,661

GROSS PROFIT	30,248	38,322	59,983

OPERATING EXPENSES:
Selling, general and administrative expenses (Notes 11 and 12)	21,572	21,647	29,160
Research and development (Note 1)	6,671	6,434	8,865
Goodwill amortization (Note 1)	488	402

Total operating expenses	28,731	28,483	38,025

INCOME FROM OPERATIONS	1,517	9,839	21,958

GAIN ON SALE OF SUBSIDIARY (Note 3)	2,967

GAIN ON SALE OF INVESTMENT (Note 2)	1,119

GAIN ON SALE OF MARKETABLE SECURITIES (Note 1)			1,767

WRITE OFF OF DEFERRED ACQUISITION COSTS (Note 2)			(608)

WRITEDOWN OF EQUITY INVESTMENT (Note 2)			(1,433)

INTEREST INCOME (Notes 4 and 5)	422	814	1,166

INTEREST EXPENSE (Notes 4 and 5)	(1,417)	(653)	(380)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	4,608	10,000	22,470

PROVISION FOR INCOME TAXES (Notes 1 and 6)	1,250	3,000	6,521

MINORITY INTEREST IN NET LOSS (INCOME) OF SUBSIDIARY (Note 3)	146	(79)	(156)

NET INCOME	$3,504	$6,921	$15,793

EARNINGS PER COMMON SHARE—Basic (Note 1)	$0.39	$0.63	$1.13

EARNINGS PER COMMON SHARE—Diluted (Note 1)	$0.38	$0.60	$1.09

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2001, 2002 AND 2003  (Dollars in Thousands, Except Share Amounts)

	Preferred		Common		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Comprehensive Income	Total
	Number of Shares	Amount	Number of Shares	Amount
BALANCE, JUNE 30, 2000			9,349,750	$47,357	$18,787	$(1,937)		$64,207
Exercise of stock options (Note 8)			17,125	46				46
Shares purchased under the employee stock purchase program (Note 9)			10,093	50				50
Stock purchased and retired (Note 10)			(914,000)	(3,886)				(3,886)
Comprehensive income (loss):
Net income					3,504		$3,504	3,504
Other comprehensive loss—translation adjustment						(1,440)	(1,440)	(1,440)
Unrealized gain on available for sale securities—net of tax						100	100	100
Change in fair value of derivative instruments—net of tax						(100)	(100)	(100)

Comprehensive income							$2,064

BALANCE, JUNE 30, 2001			8,462,968	43,567	22,291	(3,377)		62,481
Exercise of stock options (Note 8)			554,514	5,493				5,493
Stock option compensation				47				47
Tax benefit of stock options exercised				2,160				2,160
Shares purchased under employee stock purchase program (Note 9)			22,468	71				71
Issuance of common stock and warrants under private placement (Note 10)			3,766,946	56,803				56,803
Comprehensive income (loss):
Net income					6,921		$6,921	6,921
Other comprehensive income—translation adjustment						2,235	2,235	2,235
Unrealized loss on available for sale securities—net of tax						(194)	(194)	(194)
Change in fair value of derivative instruments—net of tax						(14)	(14)	(14)
Minimum pension liability adjustment—net of tax (Note 12)						(269)	(269)	(269)

Comprehensive income							$8,679

BALANCE, JUNE 30, 2002			12,806,896	108,141	29,212	(1,619)		135,734
Exercise of stock options (Note 8)			101,769	858				858
Stock option compensation				56				56
Tax benefit of stock options exercised				357				357
Shares purchased under employee stock purchase program (Note 9)			13,348	195				195
Issuance of common stock and warrants under private placement (Note 10)			1,250,000	20,528				20,528
Issuance of common stock as purchase consideration (Note 3)			347,890	5,749				5,749
Comprehensive income (loss):
Net income					15,793		$15,793	15,793
Other comprehensive income—translation adjustment						1,995	1,995	1,995
Unrealized loss on available for sale securities—net of tax						(468)	(468)	(468)
Change in fair value of derivative instruments—net of tax						50	50	50
Minimum pension liability adjustment—net of tax (Note 12)						(448)	(448)	(448)

Comprehensive income							$16,922

BALANCE, JUNE 30, 2003	—	$—	14,519,903	$135,884	$45,005	$(490)		$180,399

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2001, 2002 AND 2003  (Dollars in Thousands)

	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,504	$6,921	$15,793
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses (recoveries) on accounts receivable	490	747	(13)
Depreciation and amortization	4,129	3,930	4,289
Write-off of deferred acquisition costs			608
Writedown of equity investment			1,433
Gain on sale of marketable securities			(1,767)
Gain on sale of investment	(1,119)
Minority interest in net (loss) income of subsidiary	(146)	79	156
Gain on sale of subsidiary	(2,967)
Tax effect of stock option benefit		2,160	357
Equity and earnings of unconsolidated affiliates	(73)	(154)	(76)
Stock option compensation		47	56
Deferred income taxes	2,166	(2,693)	607
Loss on sale of property and equipment	174	78	52
Changes in operating assets and liabilities—net of business acquisitions and disposal
Accounts receivable	(1,328)	(9,942)	3,521
Other receivables	464	(1,305)	606
Inventory	(3,950)	(5,060)	(4,320)
Prepaid expenses	(262)	28	(136)
Accounts payable	(1,222)	2,335	(206)
Accrued payroll and related expenses	572	1,035	636
Income taxes payable	(21)	1,524	171
Advances from customers	404	3,523	1,482
Accrued warranties	(105)	440	516
Other accrued expenses and current liabilities	(689)	2,396	(2,209)

Net cash provided by operating activities	21	6,089	21,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investments and marketable securities	1,712		18,271
Purchases of investments and marketable securities	(1,139)		(22,990)
Proceeds from sale of property and equipment	496	99	53
Purchases of property and equipment	(3,496)	(2,101)	(3,569)
Cash paid for business acquisition—net of cash acquired	(541)		(5,373)
Cash received for business disposition—net of disposition costs	5,961
Cash received on note receivable	929	450	800
Intangible and other assets	(65)	(816)	(2,081)

Net cash provided by (used in) investing activities	3,857	(2,368)	(14,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayment of) proceeds from bank lines of credit	(5,956)	(100)
Payments on long-term debt	(675)	(2,580)	(2,627)
Proceeds from exercise of stock options and employee stock purchase program	96	5,564	1,053
Proceeds from private placement		56,803	20,528
Repurchase of treasury stock	(3,886)

Net cash (used in) provided by financing activities	(10,421)	59,687	18,954

EFFECT OF EXCHANGE RATE CHANGES ON CASH	118	(271)	1,021

NET (DECREASE) INCREASE IN CASH EQUIVALENTS	(6,425)	63,137	26,642
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,892	4,467	67,604

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,467	$67,604	$94,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid (received) during the year for:
Interest	$934	$(200)	$(813)
Income taxes	$(702)	$2,017	$6,731

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2001, 2002, AND 2003

(Dollars in Thousands)

Acquisition of OSI Medical Interest

During the year ended June 30, 2001, the Company paid $282 to increase its shareholding in OSI Medical, Inc. (“OSI Medical”), formerly TFT Medical Inc., from 55.6% to 74.8%.

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

Acquisition of Centro Vision, Inc.

In July 2002, the Company acquired substantially all the assets and business of Centro Vision, Inc., (“Centro Vision”), formerly Thermo Centro Vision, Inc., for $1,450. The assets acquired and liabilities assumed were as follows:

Fair value of assets acquired	$1,461
Goodwill	399
Liabilities assumed	(410)

Cash paid	$1,450

Acquisition of Ancore Corporation

In November 2002, the Company acquired all the outstanding capital stock of Ancore Corporation (“Ancore”) for an initial purchase payment of $2,120, including legal and professional fees of $120, the issuance of 347,890 shares of OSI Common Stock valued at $5,749, and a subsequent contingent payment of $2,574. The assets acquired and liabilities assumed were as follows:

Fair value of tangible assets (net of cash) acquired	$2,519
Core technology	6,800
Developed technology	5,700
Goodwill	4,760
Liabilities assumed	(2,812)
Provision for losses on long-term contracts	(6,524)

Consideration paid	$10,443

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

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

The Company manufactures security and inspection products and markets them worldwide to end users under the “Rapiscan,” “Secure”, “Ancore”, and “Metor” brand names. These products are used to inspect people, baggage, cargo and other objects for weapons, explosives, drugs and other contraband. In the medical field, the Company manufactures and sells bone densitometers, which are used to provide bone density measurements in the diagnosis of osteoporosis. The Company also manufactures and sells saturation of arterial hemoglobin (“SpO2”) monitors and sensors, including hand-held monitoring tools under the trade names Dolphin ONE, Aristo and Dolphin 2000. Dolphin model 2100 SpO2 monitors have received FDA approval for sale in the United States.

Consolidation—The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents—The Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

Marketable Securities—Marketable securities consist of equity securities categorized as available-for-sale and carried at fair value. Unrealized holding gains and losses on marketable securities are included in accumulated other comprehensive loss until realized. Fair value of marketable securities is determined by the quoted market prices of each marketable security. For purposes of determining gross realized gains and losses, the cost of the securities sold is based upon specific identification. The following is a summary of marketable securities available-for-sale as of June 30 (in thousands):

	2002	2003
Cost	$697	$4,740
Unrealized loss	(158)	(767)

Total	$539	$3,973

There were no realized gains or losses from sales of available-for-sale securities for the years ended June 30, 2001 and 2002, respectively. Realized gains on sales of available-for-sale securities amounted to $1,767 for the year ended June 30, 2003. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value.

Concentrations of Credit Risk—The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its cash, cash equivalents, available-for-sale investments and accounts receivable. The Company restricts investments in cash equivalents to financial institutions with high credit standing. At June 30, 2002 and 2003, approximately 90% and 89%, respectively, of the Company’s cash equivalents were held at two financial institutions. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s worldwide customer base. One customer accounted for approximately 18% and 10% of the Company’s account receivable balance as of June 30, 2002 and 2003, respectively. The Company performs

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.

Accounts Receivable—Accounts receivable consisted of the following at June 30 (in thousands):

	2002	2003
Trade receivables—net	$36,306	$36,855
Receivables related to long term contracts—unbilled costs and accrued profit on progress completed	2,506	46

Total	$38,812	$36,901

The unbilled costs and accrued profit at June 30, 2003 are expected to be entirely billed and collected during fiscal 2004.

Inventory—Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method.

Inventory consisted of the following at June 30 (in thousands):

	2002	2003
Raw materials	$19,998	$19,327
Work-in-process	8,782	13,097
Finished goods	7,732	9,991

Total	$36,512	$42,415

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation of leasehold improvements is calculated on the straight-line basis over the shorter of the useful life of the asset or the lease term.

Property and equipment consisted of the following at June 30 (in thousands):

	Estimated Useful Lives	2002	2003
Land and buildings	20 years	$4,211	$4,211
Equipment	5-8 years	13,777	16,124
Leasehold improvements	3-8 years	5,197	5,458
Tooling	3 years	2,148	2,364
Furniture and fixtures	8 years	1,418	1,580
Computer	4 years	4,667	6,602
Vehicles	3 years	218	278

Total		31,636	36,617
Less accumulated depreciation		18,735	22,502

Property and equipment—net		$12,901	$14,115

During the fiscal years 2001, 2002 and 2003, depreciation expense was $3,524,000, $3,400,000 and $3,685,000, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

Impairment of Long-Lived Assets—The Company reviews long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows, undiscounted and without interest charges is less than the carrying amount of the asset, the Company recognizes an impairment loss based on the estimated fair value of the asset.

Income Taxes—Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of the Company’s assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash, marketable securities, accounts receivable, accounts payable and debt instruments. The carrying values of financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of the Company’s long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates offered to the Company.

Derivative Instruments— Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

The Company’s use of derivatives consists of the purchase of foreign exchange contracts, in order to attempt to reduce foreign exchange transaction gains and losses, along with an interest rate swap on a variable interest rate term loan. The Company purchases forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and does not use the contracts for trading purposes. As of June 30, 2003, the Company had a foreign exchange contract with a notional amount outstanding of 4,464,000 Malaysian ringgits (approximately $1,161,000). The Company entered into this contract to hedge foreign exchange exposure on accounts receivable and payable balances in Malaysia in the event of a possible change in monetary policy in Malaysia relating to the pegging of the Malaysian ringgit to the U.S. dollar. Since the monetary policy has remained unchanged and the Malaysian ringgit is still pegged to the U.S. dollar, the forward exchange contract has no fair value as of June 30, 2003. This contract expires in September 2003. As of June 30, 2002, the Company had entered into Malaysian ringgit foreign exchange contracts for similar purposes and the notional amounts of these contracts were approximately $4,224,000. The estimated fair value of the foreign exchange contracts as of June 30, 2002 was $0.

The Company entered into an interest rate swap to convert a portion of the Company’s variable interest rate debt into a fixed rate liability. At June 30, 2002 and 2003, the notional amount of the swap was $6,714,000 and $4,196,000, respectively, and the fair value of the swap was $(189,000) and $(90,000), respectively. The change in the fair value from the date of purchase of the swap to year-end is recorded in other comprehensive income— net of tax, due to the swap meeting the criteria of an effective cash flow hedge. No amounts were reclassified to earnings resulting from the ineffectiveness or discontinuation of cash flow hedges. As of June 30, 2003, the amount to be reclassified from other comprehensive income during the next 12 months is expected to be immaterial. The actual amounts that will be reclassified into earnings will vary as a result of changes in market conditions. The swap expires on June 30, 2004.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

The interest rate swap is carried at fair value and is included in other accrued expenses and liabilities in the accompanying consolidated balance sheets.

Revenue Recognition—The Company generally recognizes revenue upon shipment of its products and when title and risk of loss passes and when terms are fixed and collection is probable. Concurrent with the shipment of the product, the Company accrues estimated product return reserves and warranty expenses. The Company has undertaken projects that include the development and construction of large complex cargo inspection systems requiring installation and customization at the customer’s site. Sales under such long-term contracts are recorded under the percentage-of-completion method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Revenues from separate service maintenance contracts are recognized ratably over the term of the agreements. For other services, service revenues are recognized as the services are performed. Deferred revenue for services arises from advance payments received from customers for services not yet performed.

Research and Development Costs—Research and development costs are charged to operations as incurred. Reimbursable costs for certain research and development activities are reflected as a reduction to research and development expense in the period the related costs are incurred.

Foreign Currency Translation—The accounts of the Company’s operations in Singapore, Malaysia, Norway, Finland, Canada, India and the United Kingdom are maintained in Singapore dollars, Malaysian ringgits, Norwegian kroner, Euro, Canadian dollars, Indian Rupee and U.K. pounds sterling, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and reported as a component of accumulated other comprehensive loss. Transaction losses of approximately $288,000, $13,000 and $475,000, were included in income for the years ended June 30, 2001, 2002 and 2003, respectively.

Earnings per Share—The Company has reflected the provisions of SFAS No. 128, Earnings per Share, in the accompanying consolidated financial statements for all periods presented. Earnings per common share are computed using the weighted-average number of shares outstanding during the period. Diluted earnings per common share are computed using the weighted-average number of shares outstanding during the period plus the dilutive effect of potential common stock. Potential common stock types were stock options as of June 30, 2001, and stock options, purchase rights and stock warrants as of June 30, 2002 and 2003.

As of June 30, 2001, 965,104 stock options were outstanding, but were not included in the diluted earnings per common share, calculation because to do so would have been antidilutive. As of June 30, 2002 and 2003, 891,000 and 1,170,200 stock options, stock purchase rights and stock warrants, respectively, were not included in diluted earnings per common share, calculation because to do so would have been antidilutive.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

The following table reconciles the numerator and denominator used in calculating earnings per share and diluted earnings per common share, for the years ended June 30:

	2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share
Income available to common shareholders	$3,504,000	9,093,208	$0.39

Effect of dilutive securities
Options, treasury stock method		22,465

Total	$3,504,000	9,115,673	$0.38

	2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share
Income available to common shareholders	$6,921,000	10,938,921	$0.63

Effect of dilutive securities
Options, treasury stock method		539,450

Total	$6,921,000	11,478,371	$0.60

	2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share
Income available to common shareholders	$15,793,000	14,013,584	$1.13

Effect of dilutive securities
Options, treasury stock method		499,790

Total	$15,793,000	14,513,374	$1.09

Recent Accounting Pronouncements—On July 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In accordance with the statement, amortization of goodwill, including goodwill recorded in past business combinations, ceased beginning July 1, 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by December 31, 2002, screens for impairment; the second phase if necessary, which was required to be completed by June 30, 2003, measures the impairment. The Company completed the first phase, screening for impairment, and concluded that there is no impairment of goodwill. SFAS No. 142 also requires that intangible assets that do not meet the criteria for recognition apart from goodwill be reclassified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing. The Company has designated July 1 as the date for its annual goodwill impairment test.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

Intangible assets consisted of the following (in thousands):

	June 30, 2002				June 30, 2003
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Purchased Software	6 years	$327	$178	$149	$327	$243	$84

Software development costs	5 years	1,701	593	1,108	2,144	752	1,392

Patents	20 years	408	35	373	408	96	312

Core technology	30 years				6,800	132	6,668

Developed technology	20 years	150	64	86	5,850	251	5,599

		$2,586	$870	$1,716	$15,529	$1,474	$14,055

Amortization expense for the years ended June 30, 2001, 2002 and 2003 was $28,000, $126,000 and $604,000, respectively. At June 30, 2003, estimated future amortization expense is as follows (in thousands):

2004	$925
2005	879
2006	835
2007	829
2008	689
2009 and thereafter	9,898

Total	$14,055

Software development costs incurred in the research and development of software products are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility is established, certain software development costs are capitalized. The Company amortizes these costs on a straight-line basis over a two- to five-year period, once it is put into use. During the years ended June 30, 2001, 2002 and 2003, the Company capitalized $113,000, $194,000 and $443,000 respectively, of software development costs.

The changes in the carrying amount of goodwill by reporting segment for the year ended June 30, 2003, are as follows (in thousands):

	North America	Europe	Asia	Consolidated
Balance as of July 1, 2002	$2,917	$2,774	$—	$5,691

Goodwill acquired during year	5,159			5,159

Foreign currency translation adjustment	10	576		586

Balance as of June 30, 2003	$8,086	$3,350	$—	$11,436

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

As required by SFAS No. 142, the results for the prior year have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted and reported results is as follows (in thousands except earnings per share amounts):

	2001	2002	2003
Net income:
As reported	$3,504	$6,921	$15,793
Add back amortization of goodwill—net of tax	370	323

Adjusted net income	$3,874	$7,244	$15,793

Basic earnings per share:
As reported	$0.39	$0.63	$1.13
Add back amortization of goodwill,—net of tax	0.04	0.03	.00

Adjusted basic earnings per share	$0.43	$0.66	$1.13

Diluted earnings per share:
As reported	$0.38	$0.60	$1.09
Add back amortization of goodwill,—net of tax	0.04	0.03	.00

Adjusted diluted earnings per share	$0.42	$0.63	$1.09

On July 1, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The adoption of SFAS No. 143 did not have a material effect on the financial position or result of operations.

On July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and addresses the accounting for a component of an entity which has been disposed of and which has been classified as held for sale. The adoption of SFAS No. 144 did not have a material effect on the financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. The adoption of SFAS No. 146 did not have a material effect on the financial position or result of operations.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how arrangement considerations should be measured and allocated to the separate units of accounting. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently assessing the impact of adopting the EITF.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issues. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements after December 31, 2002. The adoption of the initial recognition and initial measurement provisions of FIN 45 did not have a material effect on the financial position or result of operations. The disclosure requirements are set forth below.

We offer our customers warranties on products sold to them. These warranties typically provide for repairs and maintenance of our products for a specified time period. Concurrent with the sale of products, a provision for estimated warranty expenses is recorded with a corresponding increase in cost of goods sold. This provision is adjusted periodically based on historical and anticipated experience. Actual expenses of repairs under warranty, including parts and labor are charged to this provision when incurred (in thousands).

Provision for Product Warranties
Balance on June 30, 2002	$2,164
Additions	2,516
Reductions for warranty repair costs	(1,898)

Balance on June 30, 2003	$2,782

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148, amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The voluntary transition provisions of SFAS No. 148 became effective for financial statements for fiscal years ending after December 15, 2002. The disclosure requirements of SFAS No. 148 become effective for us for the year ended June 30, 2003. The adoption of this statement did not have a material impact on our financial position and results of operations. The disclosure requirements under SFAS No. 148 are set forth below under the heading “Stock Options” within this note.

In January 2003 the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interest, which are the ownership, contractual, or other pecuniary interest in the entity. At the September 17, 2003 meeting of the FASB, the FASB considered a partial deferral and certain proposed modifications to FIN 46, to address certain implementation issues. The Board reached a tentative conclusion that the effective date of FIN 46 would be the end of the first interim or annual period ending after December 15, 2003 when certain conditions are met by a variable interest entity. The Company believes that the overseas-based research and development venture in which it has invested has met these conditions. Upon the ultimate effective dates, the consolidation requirements

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

of FIN 46 will apply to variable interest in a variable interest entity created after January 31, 2003. Certain disclosure requirements of FIN 46 became effective for us as of year end. We anticipate that our adoption of FIN 46 will require that we consolidate our investment in an overseas based research and development venture focused on security technologies (see Note 2) which is currently accounted for under the equity method.

During March 2003, the FASB’s Emerging Issues Task Force (“EITF”) discussed proposed guidance under EITF Issue 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“Issue 03-1”) for assessing other-than-temporary impairment as applied to investments accounted for under the cost method or the equity method, including investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. The proposed guidance states that an impairment shall be deemed other than temporary unless positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable period of time outweighs negative evidence to the contrary. Under the proposed guidance, if an investment has been impaired for one year, it would be unlikely that sufficient objective and verifiable positive evidence would be available to support the recoverability of the investment’s carrying value to overcome the extent of the negative evidence, except for certain investments with noncontingent contractual future cash flows. Although Issue 03-1 is still under discussion by the EITF, the Company believes that the proposed guidance will not have a significant affect on the Company’s results of operations or its financial position.

Stock Options—The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed plan stock options. These interpretations include FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25, issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

The Company accounts for option grants to non-employees using the guidance of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, except for certain options issued to non-employees, as discussed above, no compensation cost using the intrinsic value method has been recognized for its stock option grants in the accompanying financial statements. If the fair value based method had been applied in measuring stock compensation expense under SFAS No. 123, the pro forma effect on net earnings and net earnings per share would have been as follows (in thousands except per share amounts):

	Years Ended June 30,
	2001	2002	2003
Net income—as reported	$3,504	$6,921	$15,793
Add: Stock-based employee compensation expense included in reported net income—net of related tax effects
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards—net	730	1,652	2,540

Pro forma net income	$2,774	$5,269	$13,253

Earnings per share:
Basic—as reported	$0.39	$0.63	$1.13
Basic—pro forma	$0.30	$0.48	$0.95
Diluted—as reported	$0.38	$0.60	$1.09
Diluted—pro forma	$0.30	$0.46	$0.91

The per share weighted-average fair value of stock options granted during 2001, 2002 and 2003 were $1,000,000, $2,360,000 and $4,827,000, respectively, on the date of grant. The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended June 30,
	2001	2002	2003
Expected dividend	0.0%	0.0%	0.0%
Risk free interest rate	5.1%	4.2%	3.2%
Expected volatility	104.0%	92.0%	89.0%
Expected life (in years)	5	5	5

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

2.    JOINT VENTURES AND EQUITY INVESTMENTS

In January 1995, the Company, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company, the Company’s chairman and chief executive officer and an officer of the Company have a 36%, 10.5% and 4.5% ownership interest, respectively, in the joint venture. The Company’s initial investment was $108,000. The Company, the

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

Company’s chairman and an officer of the Company collectively control less than 50% of the Board of Directors’ voting power in the joint venture. As a result, the Company accounts for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of x-ray security and other products. Some of the Company’s subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products utilizing technology received from the subsidiary. The agreement provides for technology transfer between the Company and the joint venture, subject to certain restrictions. During the year ended June 30, 2001 and 2002, the Company earned a technical fee from the joint venture in the amount of $240,000 and $35,000, respectively. The Company did not earn a technical fee during the year ended June 30, 2003. At June 30, 2002 and 2003, $275,000 and $0, respectively, were unpaid and included in other receivables in the accompanying consolidated financial statements. During fiscal 2003, total revenue and net income of the joint venture were $4,356,500 and $248,600, respectively.

In August 2002, the Company invested $775,000 to purchase a minority equity interest in an overseas-based research and development venture focused on security technologies. The investment is accounted for under the equity method of accounting and the investment is included under other assets in the accompanying consolidated financial statements. During fiscal 2003, total net losses of the joint venture were $587,000. The joint venture has not yet generated revenue.

For the years ended June 30, 2001, 2002 and 2003, the Company’s equity in the earnings of the above mentioned joint ventures amounted to $70,000, $154,000 and $76,000 respectively, and is included in selling, general and administrative expenses.

In July 2002, the Company purchased from Imagis Technologies, Inc. (“Imagis”) 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), and 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share, and certain ancillary rights, for an aggregate purchase price of $1.75 million. Imagis develops facial recognition software for security applications. The investment is classified as available-for-sale and as a result of the long term nature of the investment is included under other assets in the accompanying consolidated financial statements. For the year ended June 30, 2003, based on the continued trading of Imagis common stock below the original purchase price for a prolonged period of time, an other than temporary impairment of the carrying value of this investment totaling $1,433,000(pre-tax) was recognized.

During the year ended June 30, 2001 the Company sold an equity investment with a carrying value of $300,000 for total consideration of $1,419,000, resulting in a pre-tax gain of $1,119,000.

3.    ACQUISITIONS AND DISPOSITIONS

During the year ended June 30, 1999, the Company invested $1,002,000, including professional fees associated with the acquisition, in OSI Medical for an initial equity share of 40.3%. The Company’s initial investment, including goodwill of $740,000, was accounted for under the equity method for the year ended June 30, 1999. In October 1999, the Company acquired an additional 15.3% equity interest in OSI Medical for $1,225,000, including professional fees associated with the acquisition. The additional equity investment increased the Company’s equity share in OSI Medical to 55.6%, which includes total goodwill of $1,151,000. The excess of the purchase price over the fair value of the net assets acquired had been amortized over 20 years until the adoption of SFAS No. 142, which became effective on July 1, 2002 and prohibited the amortization of all goodwill related to business combinations. The Company changed the method of accounting for OSI Medical from the equity to the consolidation method of accounting in October 1999. During April 2000, the Company

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

also received five-year warrants (subject to earlier termination upon the occurrence of certain events) to acquire up to 1,110,000 additional OSI Medical shares at a purchase price of $1.35 per share. The warrants were first exercisable commencing on April 12, 2001.

In October 2000 and May 2001, the Company invested an additional $182,000 and $100,000, respectively, to increase the Company’s equity percentage to 74.8%. The additional investment is included in the goodwill balance and had been amortized over 20 years until the adoption of SFAS No. 142. The Company merged OSI Medical into a newly formed subsidiary, Dolphin Medical, in March 2002. Dolphin Medical was formed in September 2001 when the medical device business of the Company’s UDT Sensors, Inc. subsidiary was contributed to Dolphin Medical in exchange for stock in Dolphin Medical. The Company’s equity percentage in Dolphin Medical after the OSI Medical merger is 93.7%.

On March 31, 2001, the Company sold all the outstanding common stock of its subsidiary, SMI, to Elmos Semiconductor AG, in Germany, for $6,000,000 in cash. The intercompany loan that SMI held with the Company, at the date of the sale, was converted into a note for a total of $2,179,000. At June 30, 2003, no amounts were outstanding under the note. As part of the sales agreement, the Company entered into a three-year commitment to supply certain products and manufacturing facilities to SMI. In July 2002, SMI served a notice to the Company terminating the commitment. In January 2003, the Company negotiated a settlement agreement and, as of June 30, 2003, there were no further outstanding obligations. The gain on the sale of the subsidiary was $2,967,000 (pre-tax).

In July 2002, the Company acquired substantially all the assets and business of Thermo Centro Vision, Inc., an opto-electronic subsystems designer and manufacturer based in Ventura County, California, for a purchase price of $1,450,000. The acquisition was made through a newly formed, wholly owned subsidiary, Centro Vision, Inc. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. Although the agreement to purchase the assets and business of Thermo Centro Vision, Inc. included a provision for a contingent additional payment based on the financial performance of the business measured as of March 31, 2003, the minimum threshold for the contingent additional payment was not met. The Company is therefore under no further obligation to make additional purchase price payments in connection with this transaction. Had the acquisition occurred as of July 1, 2001, pro forma consolidated revenues, net income and net income per share would not have been materially different than the amounts reported for the periods presented.

In November 2002, the Company acquired all the outstanding capital stock of Ancore Corporation (“Ancore”), a Santa Clara, California based high-technology developer and provider of advanced inspection systems for aviation security, port and border inspection and counter-terrorism to enhance our large cargo systems product line. Consideration paid for the acquisition consisted of a combination of OSI common stock and cash. At the close of the acquisition, the Company paid $2,120,000 in cash, and issued 347,890 shares of OSI Common Stock valued at $5,749,000. Expenses associated with the acquisition were approximately $120,000, and have been included in the total purchase price. The acquisition agreement contains certain provisions for additional contingent purchase price payments. On December 9, 2002, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares issued as part of the Ancore purchase consideration, as well as shares potentially issuable in satisfaction of contingent payments.

In January 2003, an additional contingent cash payment of $2 million was made to former Ancore stockholders based on Ancore meeting certain performance criteria. The additional $2 million has been included in the allocated purchase price. In May 2003, an additional contingent consideration of approximately $574,000

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

became due and payable to former Ancore stockholders, based on Ancore meeting certain performance criteria. The additional $574,000 has been included in the allocated purchase price. In addition, during the next five years, upon each commercial sale of a Pulsed Fast Neutron Analysis (PFNA) inspection system, the Company will pay former Ancore stockholders an earn-out of 6% of the price of the PFNA system, up to $750,000 per system, in either cash or stock, at the Company’s election. The PFNA earn-out payments are capped at an aggregate of $34 million. PFNA systems are currently in development under government funding, and there is no assurance that PFNA systems will be successfully commercialized.

During the fourth quarter 2003, the Company finalized its purchase price allocation resulting is an increase of goodwill of $4,060,000 as compared to amounts previously reported. The increase relates to adjustments resulting from the final determination of the fair value of assets received and liabilities assumed.

Supplemental pro-forma disclosures of the results of operations for the years ended June 30, 2002 and 2003 as though the Ancore business combination had been completed as of July 1, 2001 are as follows (in thousands except per share amounts):

	2002	2003
Revenue	$128,996	$185,072
Net Income before taxes	$8,016	$14,725
Net Income	$5,532	$10,296
Diluted Earnings per Share *	$0.47	$0.70

*	Diluted earnings per share is calculated based on 11,836,261 and 14,642,386 diluted ordinary shares for the years ended June 30, 2002 and 2003, respectively.

In fiscal 2002, the Company entered into an agreement regarding a joint acquisition with L-3 Communications Corporation (“L-3”) of certain detection and security businesses then owned by PerkinElmer, Inc. (“PerkinElmer”). The transaction as contemplated would have resulted in the acquisition from L-3 of a certain portion of PerkinElmer’s detection and security businesses. L-3 completed the purchase of the entirety of the businesses from PerkinElmer in June 2002. In November 2002, L-3 terminated the L-3/OSI transaction prior to consummation. Due to L-3’s termination of the transaction, a charge of $608,000 was recorded during the second quarter of fiscal 2003, consisting of the write-off of previously deferred transaction-related expenses.

4.    LINE-OF-CREDIT BORROWINGS

The Company maintains a credit agreement with a U.S. bank, which provides for a $22,000,000 line of credit that includes a revolving line, letter-of-credit, acceptance and foreign exchange facility. The agreement provides that the aggregate principal balance of all advances under the various facilities shall not exceed the total balance available under the line of credit. In addition, the Company has a $10.5 million term loan facility and a $4.0 million line of credit for letters of credit secured by cash. Borrowings under the line of credit bear interest at the bank’s variable reference rate (4.75% at June 30, 2002 and 4.22% at June 30, 2003) plus a margin or, at the Company’s option, at a fixed rate as quoted by the bank upon request for specific advances.

The credit agreement expires in November 2003. Borrowings under the credit agreement are collateralized by substantially all of the assets of the Company’s U.S. subsidiaries. At June 30, 2003, there were no amounts outstanding under the line of credit or line of credit for letters of credit secured by cash. At June 30, 2003, approximately $4.8 million was issued and outstanding under letters of credit and $4.4 million was outstanding

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

under the term loan (see Note 5). Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain financial ratios. The Company was in compliance with the covenants at June 30, 2003. The Company believes that it will be renewed on the same or similar terms.

Opto Sensors Pte. Ltd. (“OSP”) has a revolving line of credit agreement with a Singapore bank that provides for an accounts receivable discounting facility of up to 2,600,000 Singapore dollars (approximately U.S.$1.4 million at June 30, 2003). Borrowings under the line of credit bear interest at the bank’s prime rate (5.5% at June 30, 2002 and 5.0% at June 30, 2003) plus 1.0%. Borrowings under the line of credit are collateralized by certain assets of OSP and are guaranteed by certain officers of the Company. Borrowings secured by intercompany receivables are guaranteed by the Company. At June 30, 2003, there were no amounts outstanding under the revolving line of credit. The above facility expires in April 2004, and the Company believes they will be renewed on the same or similar terms.

AME has a loan agreement with a Norwegian bank that provides for revolving line-of-credit borrowings up to 10,000,000 Norwegian kroner (approximately U.S.$1.3 million at June 30, 2003). Borrowings under the line of credit bear interest at a variable rate, which was 8% and 5.5% at June 30, 2002 and 2003, respectively. Interest is payable quarterly. Borrowings under the line of credit are collateralized by certain AME assets. At June 30, 2003, there were no amounts issued and outstanding under the line of credit. The above facility expires in March 2004, and the Company believes that it will be renewed on the same or similar terms.

Rapiscan U.K. has a loan agreement with a U.K. bank that provides for an overdraft facility up to a maximum amount of 2,000,000 pounds sterling (approximately U.S.$3.3 million at June 30, 2003) outstanding at any one time, which amounts are secured by certain assets of Rapiscan U.K. At June 30, 2003, no amounts were outstanding under the overdraft facility. Outstanding borrowings bear interest at a base rate (4.0% and 3.75% at June 30, 2002 and 2003, respectively) plus 1.35% per annum. The agreement also provides for a 2,500,000 pounds sterling (approximately U.S.$4.1 million at June 30, 2003) facility for tender and performance bonds and a 2,000,000 pounds sterling (approximately U.S.$3.3 million at June 30, 2003) facility for the purchase of foreign exchange contracts. These facilities are secured by certain assets of Rapiscan U.K., and the Company has guaranteed Rapiscan U.K.’s obligation under these facilities up to $1,500,000. As of June 30, 2003, approximately $2 million was outstanding under the performance bond facility, relating to a certain long-term construction project. The above facilities expire in May 2004, and the Company believes that they will be renewed on the same or similar terms.

Opto Malaysia has a loan agreement with a Malaysian bank that provides for a revolving line of credit up to 3,000,000 Malaysian ringgits (approximately U.S.$789,000 at June 30, 2003). Borrowings under the line of credit bear interest at the bank’s base lending rate (6.74% and 6.0% at June 30, 2002 and 2003, respectively) plus 1.75%. Interest is payable monthly. At June 30, 2003, no amounts were outstanding under this line of credit. Borrowings under this agreement are secured by certain assets of the subsidiary and guaranteed by the Company. The above facility expires in January 2004, and the Company believes that it will be renewed on the same or similar terms.

Opto Malaysia has a loan agreement with a Malaysian bank, which provides for 10,000,000 Malaysian ringgits (approximately U.S. $2.6 million at June 30, 2003) under a performance bond facility. As of June 30, 2003, $568,000 was outstanding under this facility. The agreement also provides for overdraft borrowings up to 2,000,000 Malaysian ringgits (approximately U.S. $526,000 at June 30, 2003). Borrowings under the overdraft facility bear interest at the bank’s base lending rate (6.4% and 6.0% at June 30, 2002 and 2003, respectively) plus

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

1.75%. At June 30, 2003 and 2002, no amounts were outstanding under the overdraft facility. The agreement also provides for a 5,000,000 Malaysian ringgits (approximately U.S.$1.3 million at June 30, 2003) facility for the purchase of forward exchange contracts. At June 30, 2003, foreign exchange contracts with notional amounts of 4,464,000 Malaysian ringgits were outstanding. Borrowings under this agreement are secured by certain assets of the subsidiary and are guaranteed by the Company. The above facility expires in October 2003, and the Company believes that it will be renewed on the same or similar terms.

Metorex Security, Finland, has a loan agreement with a Finnish bank that provides for €392,000 (approximately U.S. $454,000 at June 30, 2003) under a tender and performance bond facility. As of June 30, 2003, $273,000 was outstanding under this facility. The agreement also provides for a foreign currency overdraft facility up to €700,000 (approximately U.S. $812,000 at June 30, 2003). At June 30, 2003, no amounts were outstanding under the facility. Borrowings under these facilities bear interest rate at the bank’s prime lending rate (4.75% and 4.0% at June 30, 2002 and 2003, respectively) plus 1.0%. The above facilities expire in March 2004, and the Company believes that they will be renewed on the same or similar terms.

5.    LONG-TERM DEBT

Long-term debt consisted of the following at June 30 (in thousands):

	2002	2003
Four-year term loan payable in monthly installments of $114,583 until paid in full on February 1, 2005. Interest is due monthly at a rate of 5.26% plus a margin	$3,667	$2,292

Four-year term loan payable in monthly installments of $104,167 until paid in full on February 1, 2005. Interest is due monthly at a rate of 4.7% plus a margin	3,382	2,132

Other	39	39

	7,088	4,463
Less current portion of long-term debt	2,625	2,625

Long-term portion of debt	$4,463	$1,838

Fiscal year principal payments of long-term debt as of June 30, 2003 are as follows (in thousands):

2004	$2,625
2005	1,838

Total	$4,463

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

6.    INCOME TAXES

For financial reporting purposes, income before provision for income taxes and minority interest includes the following components (in thousands):

	2001	2002	2003
Pre-tax income:
United States	$290	$1,236	$11,836
Foreign	4,318	8,764	10,634

Total pre-tax income	$4,608	$10,000	$22,470

The Company’s provision for income taxes is composed of the following (in thousands):

	2001	2002	2003
Current:
Federal	$(1,965)	$859	$2,969
State	38	183	398
Foreign	1,011	2,491	3,391

	(916)	3,533	6,758
Tax effect of stock option benefits		2,160	357
Deferred	2,166	(2,693)	(594)

Total provision for income taxes	$1,250	$3,000	$6,521

The Company does not provide for U.S. income taxes on the undistributed earnings of the foreign subsidiaries, as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time. At June 30, 2003, undistributed earnings of the foreign subsidiaries amounted to approximately $36,046,000. It is not practical to determine the amount of income or withholding tax that would be payable upon the remittance of these earnings.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

Deferred income tax assets (liabilities) at June 30 consisted of the following (in thousands):

	2002	2003
Deferred income tax assets:
State income tax credit carryforwards	$1,474	$2,109
Federal income tax credit carryforwards	1,286	201
Net operating loss carryforwards	2,104	3,044
Revitalization zone deductions	1,111	125
Allowance for doubtful accounts	524	367
Inventory reserve	743	516
Provision for losses on long-term contracts		2,036
Amortization of intangible assets	479	488
Other	2,378	4,669

Total deferred income tax assets	10,099	13,555
Valuation allowance	(3,076)	(1,434)

Net deferred income tax assets	7,023	12,121

Deferred income tax liabilities:
Depreciation	(163)	(181)
State income taxes	(1,191)	(971)
Amortization of intangible assets		(5,349)
Other	(165)	(219)

Total deferred income tax liabilities	(1,519)	(6,720)

Net deferred income taxes	$5,504	$5,401

As of June 30, 2003, the Company has federal and state net operating loss carry forwards of approximately $7,500,000 and $4,746,000, respectively. The Company’s federal and state net operating losses are subject to expiration beginning in the tax years ending June 30, 2012 and 2006, respectively. The Company has established a valuation allowance for the net operating losses not expected to be utilized.

The Company also has federal and state credit carry forwards, including revitalization zone deductions, of approximately $153,000 and $2,128,000, respectively. The Company’s federal and state credit carry forwards are subject to expiration beginning in tax years ending June 30, 2004 and 2007, respectively. The Company expects these credits to be utilized.

The Company has established a valuation allowance in accordance with the provisions of SFAS No. 109. The valuation allowance primarily relates to the net operating loss of a subsidiary, subject to Separate Return Limitation Year rules. The Company continually reviews the adequacy of valuation allowances and adjusts the allowances when it is determined that is more likely than not that the benefits will be realized. During fiscal 2002, the valuation allowance was increased by $187,000, and was decreased by $1,642,000 during fiscal 2003.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	2001	2002	2003
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes—net of federal benefit	(0.6)	(0.4)	2.9
Research and development tax credits	(2.2)	(2.0)	(1.3)
Foreign income subject to tax at other than federal statutory rate	(11.3)	(5.6)	(4.6)
Nondeductible expenses	3.1	1.1	0.4
Sale of subsidiary	(3.8)
Other	0.2		4.0
Change in valuation allowance	47.7	1.9	(7.3)
Release of income tax contingencies	(41.0)

Effective income tax rate	27.1%	30.0%	29.1%

7.    COMMITMENTS AND CONTINGENCIES

The Company leases some of its production and office facilities and certain equipment under various operating leases. Most of these leases provide for increases in rents based on the Consumer Price Index and include renewal options ranging from two to ten years. Future minimum lease payments under such leases as of June 30, 2003 are as follows (in thousands):

2004	$1,655
2005	1,510
2006	1,341
2007	788
2008	530
2009 and thereafter	1,358

Total	$7,182

Total rent expense included in the accompanying consolidated financial statements was $1,356,000, $1,323,000 and $1,980,000 for the years ended June 30, 2001, 2002 and 2003, respectively.

The Company is involved in various claims and legal proceedings arising out of the conduct of its business. In the opinion of the Company’s management after consultation with outside legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

8.    STOCK OPTIONS

The 1997 plan was established in May 1997 and authorizes the grant of up to 850,000 shares of the Company’s common stock in the form of incentive and nonqualified options. The authorized shares under the 1997 plan were increased to 2,350,000 in June 2003. Employees, officers and directors are eligible under this plan, which is administered by the board of directors, who determine the terms and conditions of each grant, with the advice of and input from the Compensation Committee. The exercise price of nonqualified options may not be less than 85% of the fair market value of the Company’s common stock at the date of grant. The exercise price

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

of incentive stock options may not be less than the fair market value of the Company’s common stock at the date of grant. The exercise price of incentive stock options granted to individuals that own greater than 10% of the Company’s voting stock may not be less than 110% of the fair market value of the Company’s common stock at the date of grant.

Exercise periods for incentive and nonqualified options granted under this plan may not exceed five years from the grant date.

The following summarizes stock option activity for the years ended June 30:

	Number of Options	Option Price
		Weighted Average	Total
Outstanding, June 30, 2000	1,053,263	$9.06	$9,546,000
Granted	291,350	4.31	1,256,000
Exercised	(17,125)	2.68	(46,000)
Canceled	(75,532)	7.75	(586,000)

Outstanding, June 30, 2001	1,251,956	8.12	10,170,000
Granted	477,225	14.47	6,906,000
Exercised	(554,514)	9.91	(5,493,000)
Canceled	(28,055)	11.62	(326,000)

Outstanding, June 30, 2002	1,146,612	9.82	$11,257,000
Granted	421,748	16.15	6,812,000
Exercised	(101,769)	8.43	(858,000)
Canceled	(87,050)	7.64	(665,000)

Outstanding, June 30, 2003	1,379,541	11.99	$16,546,000

The following summarizes pricing and term information for options outstanding as of June 30, 2003:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding at June 30, 2003	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Exercisable at June 30, 2003	Weighted- Average Exercise Price
$3.13	145,925	2.80	$3.13	67,125	$3.13
3.44 to 5.00	171,842	3.00	3.96	57,480	3.80
6.56 to 7.00	107,550	0.90	6.95	103,550	6.95
7.70 to 9.48	218,038	1.90	8.36	177,225	8.36
14.76 to 19.95	736,186	4.10	17.44	78,870	19.11

$3.13 to $19.95	1,379,541	3.25	$11.99	484,250	$8.54

9.    EMPLOYEE STOCK PURCHASE PROGRAM

In August 1998, the board of directors adopted the Company’s Employee Stock Purchase Plan (the “1998 Plan”). The 1998 Plan, which was approved by the Company’s shareholders in November 1998, provides persons

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

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

The 1998 Plan purchased 22,648 shares of common stock, for a total of $71,000 during the year ended June 30, 2002, and an additional 13,348 shares of common stock for a total of $195,000 during the year ended June 30, 2003. The Company’s liability to the 1998 Plan was $1,000 and $114,000 at June 30, 2002 and 2003, respectively.

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

In November 2001, the Company issued and sold an aggregate of 1,696,946 shares of its common stock in a private placement to institutional investors for an aggregate sales price of $19,900,000. After placement agents’ commission and expenses, net proceeds to the Company were $18,500,000. Roth Capital Partners and William Blair & Company acted as placement agents in the transaction. In connection with the transactions, Roth Capital Partners received warrants to purchase 84,847 shares of the Company at $15.00 per share, exercisable at any time in full or part after May 13, 2002 and no later than May 13, 2005. The fair value of the warrants was estimated at $806,000 using the Black-Scholes option pricing model with the following weighted-average assumptions: expected option life of three and one-half years, dividend yield of 0%, volatility of 92% and a risk-free interest

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

rate of 4.06%. The fair value of these warrants is included with the proceeds from the private placement under the common shares balance as of June 30, 2002 and 2003. The Company filed a registration statement on Form S-3 with the SEC on November 19, 2001 for the purpose of registering these securities.

In December 2001, the Company issued and sold an aggregate of 2,070,000 shares of its common stock in a private placement to institutional investors for an aggregate sales price of $40,400,000. After placement agent commission and expenses, net proceeds to the Company were $38,300,000. Roth Capital Partners acted as placement agent in the transaction. As part of the transaction, the Company issued to the investors warrants to purchase 517,500 additional shares of the Company at an exercise price of $23.47 per share exercisable at any time in full or part no later than December 10, 2008. In connection with the transaction, Roth Capital Partners received warrants to purchase 103,500 shares of the Company at an exercise price of $23.47 per share exercisable at any time in full or part no later than December 10, 2008. The fair value of the warrants was estimated at $10,229,000 using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected option life of seven years, dividend yield of 0%, volatility of 92% and a risk-free interest rate of 5.42%. The fair value of these warrants is included with the proceeds from the private placement under the common shares balance as of June 30, 2002 and 2003. The Company filed a registration statement on Form S-3 with the SEC on December 14, 2001 for the purpose of registering these securities.

In October 2002, the Company issued and sold an aggregate of 1,250,000 shares of common stock in a private placement to institutional investors for an aggregate sales price of $21,600,000. After agent’s commissions, and expenses, net proceeds to the Company were $20,528,000. Roth Capital Partners acted as placement agent in the transaction. As part of the transaction, the Company issued to the investors warrants to purchase 281,250 additional shares of the Company at an exercise price of $21.22 per share exercisable at any time in full or part no later than October 21, 2009. The fair value of the warrants was estimated at $3,365,000 using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected option life of seven years, dividend yield of 0%, volatility of 89% and a risk-free interest rate of 3.18%. The fair value of these warrants is included with the proceeds from the private placement under the common shares balance as of June 30, 2003. The Company filed a registration statement on Form S-3 with the SEC on November 14, 2002 for the purpose of registering these securities.

11.    RELATED-PARTY TRANSACTIONS

The Company contracted with entities affiliated by common ownership to provide messenger, auto rental and printing services. Included in cost of sales, selling, general and administrative expenses for the years ended June 30, 2001, 2002 and 2003 are approximately $112,000, $107,000 and $101,000 for messenger and auto rental services; and $178,000, $100,000 and $104,000 for printing services; respectively. The Company contracted during fiscal year 2002 for professional services of $14,000 from a firm that has a partner serving as a member of the Company’s board of directors. The company has discontinued the contract for professional services from the firm that has a partner serving as a member of the Company’s board of directors. In addition, as of August 8, 2003 the company no longer utilized the auto rental services from an entity affiliated by common ownership.

12.    EMPLOYEE BENEFIT PLANS

OSI Systems, Inc. has a qualified employee retirement savings plan under Internal Revenue Code Section 401(k). The plan provides for a contribution by the Company, which is determined annually by the board of directors. In addition, the plan permits voluntary salary reduction contributions by employee. The Company contributed $95,000, $93,000 and $123,000 to the plan for the years ended June 30, 2001, 2002 and 2003, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

During 1993, a subsidiary in the United Kingdom (Rapiscan U.K.) transferred its existing employees from their former owner’s plan to a new plan, the Rapiscan U.K. Defined Benefit Plan, which covers certain Rapiscan U.K. employees. The benefits under this plan are based on years of service and the employees’ highest 12 months compensation during the last five years of employment.

Rapiscan U.K.’s funding policy is to make the minimum annual contributions required by applicable regulations based on an independent actuarial valuation sufficient to provide for benefits accruing after that date. The following provides a reconciliation of the changes in the plan’s benefit obligation and fair value of assets over two years, and a statement of the funded status as of June 30, 2002 and 2003, respectively.

	2002	2003
Change in Benefit Obligation

Benefit obligation at beginning of year	$2,686	$3,228
Translation adjustment	190	321
Service costs	58	58
Interest costs	181	176
Plan participants’ contributions	18	15
Augmentations		100
Actuarial loss	214	418
Benefits paid	(119)	(1,135)

Benefit obligation at end of year	3,228	3,181

Change in Plan Assets

Fair value of plan assets at beginning of year	2,536	2,693
Translation adjustment	178	268
Settlement costs		(175)
Actual loss on plan assets	(124)	(314)
Company contributions	205	295
Plan participants’ contributions	17	15
Benefits paid	(119)	(1,135)

Fair value of plan assets at end of year	2,693	1,647

Funded status	(535)	(1,534)
Unrecognized net actuarial loss	535	1,296

Net amount recognized	$—	$(238)

Amount recognized in balance sheets consist of:
Accumulated other comprehensive income	$448	$1,102
Accrued pension liability	(448)	(1,340)

Net amount recognized	$—	$(238)

Weighted average assumptions at year-end:
Discount rate	6.00%	5.25%
Expected return on plan assets	6.50%	5.70%
Rate of compensation increase	4.00%	4.00%

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

	2001	2002	2003
Net Periodic Benefit Costs

Service costs	$53	$58	$56
Interest costs	169	193	169
Expected return on plan assets	(165)	(175)	(151)
Amortization of prior service costs			95
Settlement cost			169
Recognized actuarial loss		35	37

Net periodic benefit cost	$57	$111	$375

During 2000, AME established a defined contribution plan. The plan provides for contributions by AME at a fixed percentage of employee salaries. Contributions made during the years ended June 30, 2001, 2002 and 2003 by AME were approximately $38,000, $107,000 and $164,000, respectively.

13.    UNAUDITED QUARTERLY RESULTS

The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2002 and 2003 (in thousands):

	Quarter Ended
	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002
	(Unaudited)
Revenues	$26,455	$30,044	$32,134	$35,597
Costs of goods sold	19,449	21,172	21,721	23,566

Gross profit	7,006	8,872	10,413	12,031

Operating expenses:
Selling, general and administrative expenses	4,584	5,308	5,493	6,262
Research and development	1,575	1,581	1,706	1,572
Goodwill amortization	101	101	101	99

Total operating expenses	6,260	6,990	7,300	7,933

Income from operations	746	1,882	3,113	4,098

Interest (expense) income—net	(159)	(72)	180	212

Income before provision for income taxes and minority interest	587	1,810	3,293	4,310
Provision for income taxes	177	525	933	1,365
Minority interest in net income of subsidiary			(65)	(14)

Net income	$410	$1,285	$2,295	$2,931

Basic earnings per common share	$0.05	$0.12	$0.18	$0.23

Diluted earnings per common share	$0.05	$0.12	$0.17	$0.22

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

	Quarter Ended
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
	(Unaudited)
Revenues	$37,101	$43,673	$50,946	$50,924
Costs of goods sold	24,121	29,186	34,852	34,502

Gross profit	12,980	14,487	16,094	16,422

Operating expenses:
Selling, general and administrative expenses	6,819	6,771	7,474	8,096
Research and development	1,546	2,215	2,702	2,403

Total operating expenses	8,365	8,986	10,176	10,499

Income from operations	4,615	5,501	5,918	5,923
Write-off of deferred acquisition costs		608
Writedown of equity investment			1,026	407
Gain on sale of marketable securities				(1,767)
Interest income—net	(174)	(207)	(203)	(202)

Income before provision for income taxes and minority interest	4,789	5,100	5,095	7,485
Provision for income taxes	1,583	1,302	1,447	2,189
Minority interest in net income of subsidiary	5	38	41	71

Net income	$3,201	$3,760	$3,607	$5,225

Basic earnings per common share	$0.25	$0.26	$0.25	$0.36

Diluted earnings per common share	$0.24	$0.25	$0.24	$0.35

14.    SEGMENT INFORMATION

The Company operates in two identifiable industry segments, a) optoelectronic and silicon pressure-sensor devices and subsystems, medical imaging systems, and b) security and inspection products. For the years ended June 30, 2001, 2002 and 2003, revenues from optoelectronic and silicon pressure-sensor devices, subsystems and medical imaging systems were $59,278, $50,802 and $61,851, respectively. Revenues from security and inspection systems were $51,821, $73,428 and $120,793 for the years ended June 30, 2001, 2002 and 2003, respectively. One of the Company’s security and inspection products customers accounted for approximately 12% of the Company’s revenues during the year ended of June 30, 2003.

Segment information is provided by geographic area. As discussed in Note 1, the Company is vertically integrated and is sharing common resources and facilities. Therefore, with the exception of external revenues, meaningful information is not available by industry or product segment.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

The Company’s operating locations include the North America (United States and Canada), Europe (United Kingdom, Finland and Norway) and Asia (Singapore, India and Malaysia). The Company’s operations and identifiable assets by geographical area are as follows for the years ended June 30 (in thousands):

	2001
	North America	Europe	Asia	Eliminations	Consolidated
Revenues:
Product revenues	$77,769	$23,293	$6,137	$—	$107,199
Service revenues	1,225	2,675			3,900
Transfer between geographical areas	9,508	4,404	27,780	(41,692)

Net revenues	$88,502	$30,372	$33,917	$(41,692)	$111,099

(Loss) income from operations	$(3,490)	$800	$4,198	$9	$1,517

Identifiable assets	$155,990	$22,068	$23,583	$(109,245)	$92,396

Capital expenditure	$2,261	$330	$905	$—	$3,496

Depreciation	$2,154	$823	$547	$—	$3,524

	2002
	North America	Europe	Asia	Eliminations	Consolidated
Revenues:
Product revenues	$81,076	$28,843	$9,176	$—	$119,095
Service revenues	1,484	3,505	146		5,135
Transfer between geographical areas	8,160	5,264	34,443	(47,867)

Net revenues	$90,720	$37,612	$43,765	$(47,867)	$124,230

Income from operations	$1,544	$2,681	$6,412	$(798)	$9,839

Identifiable assets	$298,763	$30,597	$33,331	$(187,333)	$175,358

Capital expenditure	$1,028	$568	$505	$—	$2,101

Depreciation	$2,084	$867	$450	$—	$3,401

	2003
	North America	Europe	Asia	Eliminations	Consolidated
Revenues:
Product revenues	$120,663	$37,710	$16,630	$—	$175,003
Service revenues	1,915	5,529	197		7,641
Transfer between geographic areas	14,286	7,425	39,859	(61,570)

Net revenues	$136,864	$50,664	$56,686	$(61,570)	$182,644

Income from operations	$10,487	$3,582	$7,391	$498	$21,958

Identifiable assets	$379,626	$33,355	$42,232	$(225,675)	$229,538

Capital expenditure	$2,118	$723	$728	$—	$3,569

Depreciation	$2,173	$851	$661	$—	$3,685

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2001, 2002 AND 2003

15.	SUBSEQUENT EVENTS

In August 2003, the Company acquired the military, laser-based training business of Schwartz Electro-Optics, Inc. At the close of the transaction the Company paid approximately $3.8 million including professional fees associated with the acquisition. The acquisition was made through a newly formed, wholly owned subsidiary, OSI Defense Systems, LLC. The acquired business now develops and manufactures tactical engagement simulation systems, man worn laser detectors, small arms transmitters, controller guns and a variety of targeting systems for the defense industry.

In August 2002, the Company invested $775,000 to purchase a minority equity interest in a overseas-based research and development venture focused on security technologies. In August 2003, the Company invested $1,100,000 in the form of a loan convertible into the Company’s equity. In addition, the Company acquired a warrant which is exercisable for a number of shares equal to 25% of the number of shares that any unconverted portion of the loan would have been converted into had it been converted.

*    *    *    *    *    *

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Deductions- Write-offs	Balance at end of period
Balance for doubtful accounts:
Year ended June 30, 2001	$855	$490	—	$442	$903

Year ended June 30, 2002	$903	$747	—	$165	$1,485

Year ended June 30, 2003	$1,485	$(13)	—	$374	$1,098

Balance for accrued Warranties
Year ended June 30, 2001	$1,805	$468	—	$586	$1,687

Year ended June 30, 2002	$1,687	$1,669	—	$1,191	$2,164

Year ended June 30, 2003	$2,164	$2,516	—	$1,898	$2,782