Form 10-Q
period 2003-09-30
OSI SYSTEMS INC
filed 2003-11-14
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 10, 2003 there were 14,556,932 shares of common stock outstanding.

OSI SYSTEMS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2003	June 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,969	$94,246
Marketable securities, available-for-sale	4,649	3,973
Accounts receivable—net of allowance for doubtful accounts of $1,203 at September 30, 2003 and $1,098 at June 30, 2003	32,902	36,901
Other receivables	1,732	2,740
Inventory	44,403	42,415
Prepaid expenses	2,122	1,264
Deferred income taxes	5,967	5,473

Total current assets	$181,744	$187,012

PROPERTY AND EQUIPMENT—Net	12,877	14,115
GOODWILL	14,141	11,436
INTANGIBLE ASSETS—Net	14,190	14,055
INVESTMENTS	2,561	1,697
OTHER ASSETS	416	665
DEFERRED INCOME TAXES	581	558

TOTAL	$226,510	$229,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,625	$2,625
Accounts payable	13,100	14,524
Accrued payroll and related expenses	4,780	5,122
Income taxes payable	2,959	3,192
Advances from customers	4,541	6,648
Accrued warranties	2,832	2,782
Provision for losses on long-term contract	3,765	4,644
Other accrued expenses and current liabilities	5,442	5,559

Total current liabilities	$40,044	$45,096

LONG-TERM DEBT	1,143	1,838
OTHER LONG TERM LIABILITIES	2,076	1,970
MINORITY INTEREST	292	235

Total liabilities	$43,555	$49,139

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding at September 30, 2003 or June 30, 2003.
Common stock, no par value—authorized, 40,000,000 shares; issued and outstanding, 14,538,734 and 14,519,903 shares at September 30, 2003 and June 30, 2003, respectively	136,184	135,884
Retained earnings	46,288	45,005
Accumulated other comprehensive income / (loss)	483	(490)

Total shareholders’ equity	$182,955	$180,399

TOTAL	$226,510	$229,538

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended September 30,
	2003	2002
Revenues	$38,645	$37,101
Cost of goods sold	26,079	24,121

Gross profit	12,566	12,980
Operating expenses:
Selling, general and administrative	7,521	6,819
Research and development	2,037	1,546
Restructuring charges	1,061

Total operating expenses	10,619	8,365

Income from operations	1,947	4,615
Interest income	(304)	(289)
Interest expense	81	115
Impairment of equity investment	247

Income before provision for income taxes and minority interest	1,923	4,789
Provision for income taxes	583	1,583

Income before minority interest	1,340	3,206
Minority interest	(57)	(5)

Net income	$1,283	3,201

Earnings per share	$0.09	$0.25

Diluted earnings per share	$0.09	$0.24

Weighted average shares outstanding	14,538,734	12,822,395

Weighted average shares outstanding—assuming dilution	14,955,733	13,356,008

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,283	$3,201
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	102	143
Depreciation and amortization	1,180	860
Deferred income taxes	(90)	173
Restructuring charges	1,061
Impairment of equity investment	247
Minority interest	57	5
Changes in operating assets and liabilities:
Accounts receivable	4,037	1,382
Other receivables	1,177	(1,710)
Inventory	(2,029)	(5,741)
Prepaid expenses	(840)	30
Accounts payable	(1,447)	1,350
Accrued payroll and related expenses	(366)	511
Income taxes payable	334	1,750
Prepaid income taxes	(640)	(619)
Advances from customers	(2,101)	3,290
Accrued warranties	53	189
Other accrued expenses and current liabilities	(1,088)	(63)

Net cash provided by operating activities	929	4,751

Cash flows from investing activities:
Purchases of property and equipment	(360)	(731)
Cash paid for business acquisitions, net of cash acquired	(3,292)	(1,450)
Purchase of investments	(1,113)	(2,525)
Other assets	(48)	(469)

Net cash used in investing activities	(4,813)	(5,175)

Cash flows from financing activities:
Net proceeds from bank lines of credits	—	475
Payments on long-term debt	(658)	(661)
Proceeds from exercise of stock options and warrants	300	148

Net cash used in financing activities	(358)	(38)

Effect of exchange rate changes on cash	(35)	100

Net decrease in cash and cash equivalents	(4,277)	(362)
Cash and cash equivalents, beginning of period	94,246	67,604

Cash and cash equivalents, end of period	$89,969	$67,242

Supplemental disclosures of cash flow information—Cash paid/(received) during the period for:
Interest, net	$(248)	$(209)
Income taxes	$1,009	$344

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General—OSI Systems, Inc. and its subsidiaries is a vertically integrated, worldwide provider of security and inspection systems, medical monitoring and imaging systems, and opto-electronic devices and value-added subsystems.

We design, manufacture and market security and inspection systems worldwide to end users under the “Ancore,” “Metor,” “Rapiscan,” and “Secure,” brand names. These products are used to inspect people, baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

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

Consolidation—The consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of September 30, 2003, consolidated statements of operations and cash flows for the three month periods ended September 30, 2003, and 2002 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2003 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 29, 2003. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004.

Recent Developments

In August 2003, we acquired certain assets representing the military, laser-based training business of Schwartz Electro-Optics, Inc. We paid approximately $3.6 million including professional fees associated with the acquisition, of which $250,000 was paid as a deposit in the three months ended June 30, 2003. The acquisition was made through a newly formed, wholly owned subsidiary, OSI Defense Systems, LLC. The acquired business now develops and manufactures tactical engagement simulation systems, man worn laser detectors, small arms transmitters, controller guns and a variety of targeting systems for the defense industry. We have not yet completed the allocation of the purchase price between goodwill and identifiable intangible assets. The following table shows the preliminary allocation of the purchase price (in thousands):

Fair value of assets acquired	$102
Goodwill	3,263
Customer relationships	300
Liabilities Assumed	(43)

Cash paid	$3,622

In August 2002, we invested $775,000 to purchase a minority equity interest in an overseas-based research and development venture focused on security technologies. In August 2003, we invested an additional $1.1 million in the form of a loan convertible into the company’s equity. In addition, we acquired a warrant that is exercisable for a number of shares equal to 25% of the number of shares that any unconverted portion of the loan would have been converted into had it been converted.

Subsequent Events

In October 2003, we acquired the assets of a manufacturing services company specializing in surface mount technology lines and PC board assembly operations for approximately $4.4 million. The acquisition was made through a wholly owned subsidiary, OSI Electronics, Inc.

In November 2003 we acquired substantially all remaining assets of Schwartz Electro-Optics, Inc. in a bankruptcy-court supervised auction. We paid approximately $1.6 million, including the assumption of certain liabilities and bankers’ fees. The acquired assets comprise a business for the design, sales and manufacturing of laser-based systems used in traffic management, precision agricultural management, and precision mapping and surveying. The business, located in Orlando, Florida, will operate under the name OSI Laserscan.

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our financial position or result of operations.

In January 2003 the FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interest, which are the ownership, contractual, or other pecuniary interest in the entity. At the September 17, 2003 meeting of the FASB, the FASB considered a partial deferral and certain proposed modifications to FIN 46, to address certain implementation issues. The FASB reached a tentative conclusion that the effective date of FIN 46 would be the end of the first interim or annual period ending after December 15, 2003 when certain conditions are met by a variable interest entity. We believe that the variable interest entity in which we have invested has met these conditions. Upon the ultimate effective dates, the consolidation requirements of FIN 46 will apply to variable interest in a variable interest entity created after January 31, 2003. Certain disclosure requirements of FIN 46 became effective for us as of year-end. We anticipate that our adoption of FIN 46 will require that we consolidate our investment in an overseas-based research and development venture focused on security technologies, which is currently accounted for under the equity method.

Derivative Instruments

Our use of derivatives consists of foreign exchange contracts used to manage foreign exchange risk, along with interest rate swaps on a variable interest rate term loan used to manage interest rate risk. We purchase foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and accounts receivable and do not use the contracts for trading purposes. There were no foreign exchange contracts outstanding as of September 30, 2003.

In February 2001 and August 2001, we entered into interest rate swaps. The purpose of the swaps is to convert a portion of our variable interest rate debt into a fixed rate liability. The notional amount of the swaps was $3.6 million at September 30, 2003, and $4.2 million at June 30, 2003. The fair value of the swaps before income taxes was ($51,000) at September 30, 2003 and ($90,000) at June 30, 2003. The change in the fair value from the previously reported period is recorded in other comprehensive income (loss), due to the swaps meeting the criteria of an effective cash flow hedge. The swaps expire in June 2004.

Inventory

Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory consisted of the following (in thousands):

	September 30, 2003	June 30, 2003
Raw Materials	$19,567	$19,327
Work-in-process	15,166	13,097
Finished goods	9,670	9,991

Total	$44,403	$42,415

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2003	June 30, 2003
Trade receivables, net	$32,691	$36,855
Receivables related to long-term contracts—unbilled costs and accrued profit on progress completed.	211	46

Total	$32,902	$36,901

We expect to bill and collect the unbilled costs and accrued profits at September 30, 2003 during the next twelve months.

Goodwill and Other Intangible Assets

The changes in carrying value of goodwill in the three months ended September 30, 2003 is as follows (in thousands):

	North America	Europe	Asia	Total
Balance as of June 30, 2003	$8,086	$3,350	$—	$11,436
Reduction related to net operating losses acquired on the purchase of Ancore Corporation	(631)			(631)
Goodwill acquired during the period	3,263			3,263
Foreign currency translation adjustments	1	72		73

Balance as of September 30, 2003	$10,719	$3,422	$—	$14,141

Other intangible assets consisted of the following (in thousands):

	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Net Intangibles
Purchased Software	6 years	$327	$259	$68	$327	$243	$84
Software development costs	5 years	2,190	803	1,387	2,144	752	1,392
Patents	20 years	408	106	302	408	96	312
Customer relationships	5 years	300		300
Core technology	30 years	6,800	189	6,611	6,800	132	6,668
Developed technology	20 years	5,850	328	5,522	5,850	251	5,599

		$15,875	$1,685	$14,190	$15,529	$1,474	$14,055

Amortization expense for the three months ended September 30, 2003 was approximately $211,000. At September 30, 2003, estimated future amortization expense is as follows (in thousands):

Fiscal Year	Amortization Expense
Remaining 9 months of 2004	$761
2005	969
2006	927
2007	918
2008	771
2009	584
2010 and thereafter	9,260

Total	$14,190

Stock Based Compensation

We apply the intrinsic value-based method of accounting prescribed by APBO No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for our stock options. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We have adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, which was released in December of 2002 as an amendment to SFAS No. 123. These statements establish accounting and disclosure requirements using fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, we elected to continue to apply the intrinsic value-based method of accounting described above.

We account for option grants to non-employees using the guidance of SFAS No. 123, as amended by SFAS No. 148, and EITF No. 96-18, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.

In accordance with the intrinsic value method, no compensation cost has been recognized for our stock option grants in the accompanying financial statements. If the fair value-based method had been applied in measuring stock compensation expense under SFAS No. 123, as amended by SFAS No. 148, the pro forma effect on net earnings and net earnings per share would have been as follows (in thousands, except share and per share amounts):

	Three months ended September 30,
	2003	2002
Net earnings as reported	$1,283	$3,201
Add: Stock based employee compensation expense included in reported net earnings, net of related tax benefits	—	—
Deduct: Stock based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(450)	(364)

Pro forma net earnings	$833	$2,837

Earnings per common share
As reported	$0.09	$0.25
Pro forma	0.06	0.22
Diluted earnings per share
As reported	$0.09	$0.24
Pro forma	0.06	0.21

Earnings Per Share

We have reflected the provisions of SFAS No.128, Earnings per Share, in the accompanying consolidated financial statements for all periods presented. Earnings per common share are computed using the weighted-average number of shares outstanding during the period. Earnings per common share, assuming dilution, are computed using the weighted-average number of shares outstanding during the period plus the dilutive effect of potential common stock. Potential common stock types are stock options and purchase rights.

Stock options and purchase rights totaling 1,577,248 were outstanding as of September 30, 2003, but were not included in diluted earnings per common share because to do so would have been anti-dilutive. Stock options and purchase rights totaling 941,000 were outstanding as of September 30, 2002, but were not included in diluted earnings per common share because to do so would have been anti-dilutive.

The following table reconciles the numerator and denominator used in calculating earnings per common share and earnings per common share-assuming dilution.

	For the three months ended September 30,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Earnings per common share
Income available to common stockholders	$1,283,000	14,538,734	$0.09	$3,201,000	12,822,395	$0.25
Effect of dilutive securities
Options and warrants, treasury stock method		416,999	—		533,613	(0.01)

Earnings per common share assuming dilution
Income available to common
Stockholders, assuming dilution	$1,283,000	14,955,733	$0.09	$3,201,000	13,356,008	$0.24

Restructuring charges

In the three months ended September 30, 2003, we consolidated manufacturing processes and facilities of certain opto-electronics and medical businesses in North America. These consolidations resulted in a pre-tax charge of $1.1 million, consisting primarily of write-off of equipment and leasehold improvements of $993,000 which were abandoned during the period and charges related to the clean up of a vacated facility of $60,000. No further costs are expected to be incurred in relation to these consolidations. These charges were recorded as restructuring charges in our consolidated financial statements. These charges were recorded in accordance with SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Exit or Disposal Activities”.

Comprehensive Income

Comprehensive income is computed as follows (in thousands):

	For the three months ended September 30,
	2003	2002
Net income	$1,283	$3,201
Foreign currency translation adjustments	457	314
Unrealized gain/(loss) on marketable securities available for sale	490	(526)
Change in fair value of derivative instruments	26	(35)

Comprehensive income	$2,256	$2,954

Contingencies

We are involved in various claims and legal proceedings arising out of the conduct of its business. In the opinion of our management after consultation with outside legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, future results of operations or cash flows.

Provision for Warranties—We offer our customers warranties on products sold to them. These warranties typically provide for repairs and maintenance of our products for a specified time period. Concurrent with the sale of products, a provision for estimated warranty expenses is recorded with a corresponding increase in cost of goods sold. This provision is adjusted periodically based on historical and anticipated experience. Actual expenses of repairs under warranty, including parts and labor are charged to this provision when incurred.

For the three months ended September 30, 2003, the changes in warranty provisions were as follows (in thousands):

Provision for Warranties
Balance on June 30, 2003	$2,782
Additions	481
Reductions for warranty repair costs	(431)

Balance on September 30, 2003	$2,832

Segment Information

We have adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). We have reflected the provisions of SFAS No. 131 in the accompanying financial statements for all periods presented. We operate in two identifiable industry segments, (a) security and inspection products and (b) opto-electronic devices and subsystems, medical imaging systems. For the three months ended September 30, 2003, revenues from security and inspection products were $23.7 million compared to $24.1 million for the three months ended September 30, 2002. For the three months ended September 30, 2003, external revenues from opto-electronic devices subsystems and medical and imaging systems were $14.9 million compared to $13.0 million for the three months ended September 30, 2002.

Segment information is provided by geographic area. We are vertically integrated and we share common resources and facilities. Therefore, with the exception of external revenues, meaningful information by industry or product segment is not available.

Our operating locations include North America (United States and Canada), Europe (United Kingdom, Finland and Norway) and Asia (Singapore, India and Malaysia). Revenue and income from operations generated in a particular geographic segment can be significantly affected by changes in prices or mix of inter-company product sales. Our operations by geographical areas are as follows (in thousands):

	Three months ended September 30, 2003
	North America	Europe	Asia	Eliminations	Consolidated
Product & System Revenues	$24,210	8,053	3,936		$36,199
Service Revenues	1,143	1,298	5		2,446
Transfer between geographical areas	1,082	935	9,108	(11,125)

Total revenues	$26,435	10,286	13,049	$(11,125)	$38,645

Income/(loss) from operations (1)	$(1,152)	564	2,186	$349	$1,947
Identifiable assets	383,251	34,483	43,349	(234,573)	226,510
Capital expenditure	273	65	22		360
Depreciation	621	170	178		969

(1)	North America geographic segment includes a restructuring charge of $1,060,000.00 consisting primarily of write-off of equipment and leasehold improvements of $993,000 which were abandoned during the period and charges related to the clean up of a vacated facility of $60,000.

	Three months ended September 30, 2002
	North America	Europe	Asia	Eliminations	Consolidated
Product & System Revenues	$24,890	$7,862	$2,011		$34,763
Service Revenues	403	1,840	95		2,338
Transfer between geographical areas	2,825	2,071	10,795	(15,691)

Total revenues	$28,118	$11,773	$12,901	$(15,691)	$37,101

Income from operations	$2,721	$933	$1,516	$(555)	$4,615
Identifiable assets	312,324	30,037	39,868	(196,248)	185,981
Capital expenditure	330	50	351		731
Depreciation	500	139	158		797

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for our products may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive pricing and such other risks and uncertainties as are described in this report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. All forward-looking statements speak only as of the date made, and we undertake no obligation to update these forward-looking statements.

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

Our critical accounting policies are described in our Annual Report on Form 10-K, previously filed by us with the Securities and Exchange Commission.

Results of Operations

Revenues—Revenues consist of sales of security and inspection products as well as opto-electronic devices, subsystems and medical and imaging systems. Revenues for the three months ended September 30, 2003, increased by 1.5 million, or 4.2%, to $38.6 million from $37.1 million for the comparable prior year period. Revenues for the three months ended September 30, 2003 from the sale of security and inspection products decreased by $0.4 million, or 1.4%, to $23.7 million from $24.1 million for the comparable prior year period and revenues from the sale of opto-electronic devices, subsystems and medical and imaging systems for the three months ended September 30, 2003, increased by $1.9 million or 14.6%, to $14.9 million from $13.0 million for the comparable prior year period. The decrease in revenues for the three months ended September 30, 2003 from the sale of security and inspection products was due to decreased sales to an original equipment manufacturer, partially offset by increased sales of x-ray screening machines and cargo security systems in the United States, and in international markets and the inclusion of revenues from Ancore Corporation (“Ancore”), which was acquired in November 2002. Ancore revenues were $2.1 million for the three months ended September 30, 2003. The increase in revenues from the sale of opto-electronic devices, subsystems and medical imaging systems was due to increased sales to defense and medical industries of $2.3 million for the three months ended September 30, 2003, partially offset by a decrease in revenues in our other opto-electronics businesses.

Gross Profit—Gross profit consists of revenues less cost of goods sold. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit decreased by $0.4 million, or 3.2%, to $12.6 million for the three months ended September 30, 2003 from $13.0 million for the comparable prior year period. As a percentage of revenues, gross profit decreased in the three months ended September 30, 2003 to 32.5% from 35.0% in the comparable prior year period, due to a change in product mix.

Selling, General and Administrative—Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the three months ended September 30, 2003, such expenses increased by $702,000, or 10.3%, to $7.5 million from $6.8 million for the comparable prior year period. As a percentage of revenues, selling, general and administrative expenses increased in the three months ended September 30, 2003 to 19.5%, from 18.4% for the same period last year. The increase in selling, general and administrative expenses for the three months ended September 30, 2003 was primarily due to increased sales and marketing expenses for security and inspection products and medical imaging devices, the inclusion of Ancore Corporation which was acquired in November 2002, and increased legal and professional fees, partially offset by decreases in foreign exchange fluctuation losses. Exchange rate fluctuation gains amounted to $36,000 in the three months ended September 30, 2003 compared to losses of $196,000 in the comparable period last year. In addition, the acquisition of Ancore Corporation resulted in an increase in expenses of $460,000 for the three months ended September 30, 2003.

Research and Development—Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended September 30, 2003, such expenses increased by $491,000 or 31.8%, to $2.0 million from $1.5 million for the comparable prior year period. As a percentage of revenues, research and development expenses were 5.3% in the three months ended September 30, 2003, compared to 4.2% in the comparable period last year. The increase in research and development expenses was primarily due to increased research and development spending for security and inspection products. In addition, the acquisition of Ancore Corporation resulted in increased expenses of $69,000 for the three months ended September 30, 2003 compared to the same period last year.

Restructuring Charges—In the three months ended September 30, 2003, we consolidated manufacturing processes and facilities of certain opto-electronics and medical businesses. These consolidations resulted in a pre-tax charge of $1.1 million, consisting primarily of write-off of equipment and leasehold improvements of $ 993,000 which were retired during the period and charges related to the clean up of a vacated facility of $60,000. No further costs are expected to be incurred in relation to these consolidations. These charges were recorded as restructuring charges in our consolidated financial statements. These charges were calculated in accordance with SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Exit or Disposal Activities”.

Income from Operations—For the three months ended September 30, 2003, income from operations was $1.9 million compared to $4.6 million for the comparable prior year period. Income from operations decreased due to lower gross profit, increased selling, general and administrative expenses, research and development expenses and restructuring charges.

Interest (Income) Expense—For the three months ended September 30, 2003, we earned interest income of $304,000 compared to $289,000 for the comparable prior year period. The increase in interest income for the three months ended September 30, 2003 was due to the increase in interest earning deposits and decreased borrowings in the current three-month period compared to the comparable period in the prior year. Interest earning deposits increased primarily due to the proceeds from a private placement of equity shares in October 2002 and cash generated by operations in the twelve-month period from October 1, 2002 to September 30, 2003, partially offset by acquisition and investment activities during the same period. For the three months ended September 30, 2003, our interest expense was $81,000 compared to $115,000 for the comparable prior year period. The decrease in expense was driven primarily by a decrease in borrowings.

Impairment of Equity Investment—In July 2002, we purchased from Imagis Technologies, Inc. (“Imagis”) 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), and 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share, and certain ancillary rights, for an aggregate purchase price of $1.75 million. Imagis develops facial recognition software for security applications. We have designated the investment as available for sale. The investment is included under other assets in the accompanying consolidated financial statements. For the quarter ended September 30, 2003, based on the continued trading of Imagis common stock below the original purchase price for a prolonged period of time, we recognized an other than temporary impairment in the market value of this investment and recognized a pre-tax charge of $247,000 in our income statement. Through September 30, 2003, we have written down the value of this investment by a cumulative total of $1.7 million.

Provision for Income Taxes—Provision for income taxes for the three months ended September 30, 2003 decreased to $583,000 this year from $1.6 million last year. As a percentage of income before provision for income taxes and minority interest, provision for income taxes was 30.3% for the three months ended September 30, 2003, compared to 33.0% for the comparable period last year. The change in the effective income tax rate was due primarily to changes in the mix of income from U.S. and foreign operations.

Net Income—For the reasons outlined above, we had net income of $1.3 million for the three months ended September 30, 2003, compared to $3.2 million for the three months ended September 30, 2002.

Liquidity and Capital Resources

Cash and equivalents as of September 30, 2003 were $90.0 million, a decrease of $4.3 million from $94.3 million as of June 30, 2003.

Our operations provided net cash of $0.9 million during the three months ended September 30, 2003. The amount of net cash provided by operations reflects our net income of $1.3 million adjusted for non-cash expenses relating to depreciation and amortization, restructuring charges and impairment of equity investment and a decrease in accounts receivable and other receivables. This was partially offset by increases in inventory and prepaid expenses and a decrease in accrued payroll and related expenses, advances from customers, accounts payable and other accrued expenses and current liabilities.

Net cash used in investing activities was $4.8 million for the three months ended September 30, 2003. This amount reflects the cash paid for the acquisition of the assets of Schwartz Electro-Optics, Inc., by OSI Defense Systems, LLC of $3.3 million (in addition to $250,000 paid as a deposit in the three months ended June 30, 2003), an investment of $1.1 million in an overseas-based research and development venture focused on security technologies and the purchase of property and equipment of $360,000.

Net cash used by financing activities was $358,000 for the three months ended September 30, 2003. This reflects payments on long term debt of $658,000 partially offset by proceeds from exercise of employee stock options.

In March 1999, we announced a stock repurchase program of up to 2,000,000 shares of our common stock. Through September 30, 2003, we repurchased 1,404,500 shares at an average price of $4.37 per share. The stock repurchase program did not have a material effect on our liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

We anticipate that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet our working capital, stock repurchase program and capital expenditure needs for at least the next twelve months.

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

Foreign Currency Translation—The accounts of our operations in each of the following countries are maintained in the following currencies: Singapore (Singapore dollars), Malaysia (Malaysian ringgits), England (U.K. pounds sterling), Finland (euros), Norway (Norwegian kroners), India (Indian rupees) and Canada (Canadian dollars). We translate foreign currency financial statements into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder’s equity. Net foreign currency transaction gains of approximately $36,000 were included in income for the three months ended September 30, 2003 and losses of approximately $196,000 were included in the comparable prior year period.

Our use of derivatives consists of foreign exchange contracts used to manage foreign exchange risks, along with interest rate swaps on a variable interest rate term loan used to manage interest rate risks. We purchase foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and do not use the contracts for trading purposes. No foreign exchange contracts were outstanding as of September 30, 2003.

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

For the three months ended September 30, 2003, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on our consolidated revenues and results of operations. As a result of monetary policy in Malaysia, including the pegging of the Malaysian ringgit to the U.S. dollar, we believe that our foreign currency exposure in Malaysia will not be significant in the foreseeable future. We perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing with local currencies in our foreign business transactions, we are at risk with respect to foreign currency fluctuations.

Interest Rate Risk—We classify all highly liquid investments with purchased maturity of three months or less as cash equivalents and record them in the balance sheet at cost, which approximates fair value. Short-term investments are comprised of high quality marketable securities. We generally do not use derivatives to hedge our interest rate risk with the exception of interest rate swaps to convert a portion of our variable-interest-rate debt to a fixed-rate liability.

In February 2001 and August 2001, we entered into interest rate swaps. The purpose of the swaps was to convert a portion of our variable interest rate debt into a fixed rate liability. The notional amount of the swaps was $3.6 million at September 30, 2003, and $4.2 million at June 30, 2003. The fair value of the swaps before income taxes was ($51,000) at September 30, 2003 and ($90,000) at June 30, 2003. The

change in the fair value from the previously reported period is recorded in other comprehensive income (loss), due to the swaps meeting the criteria of an effective cash flow hedge.

Inflation—We do not believe that inflation has had a material impact on our September 30, 2003 results of operations.

Item 4.     Controls and Procedures

As of September 30, 2003, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized, and filed or submitted on a timely basis. They have concluded, based on their evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.     Legal Proceedings

We are involved in various claims and legal proceedings arising out of the conduct of our business. In our opinion after consultation with outside legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, future results of operations or cash flows.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

We filed a current report on Form 8-K on August 25, 2003 in connection with the dissemination of an earnings release.*

We filed a current report on Form 8-K on November 4, 2003 in connection with the dissemination of an earnings release.*

*	Report containing information that is required to be furnished under Item 12 was instead furnished under Item 9 in accordance with Securities and Exchange Release No. 33-8176. Pursuant to General Instruction B of Form 8-K and SEC release No. 33-8176, the report submitted under Item 9 is not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of this section. The Company is not incorporating, and will not incorporate by reference this report into a filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 10th day of November 2003.

OSI Systems, Inc.

By:	/s/ Deepak Chopra
Deepak Chopra President and Chief Executive Officer

By:	/s/ Anuj Wadhawan
Anuj Wadhawan Chief Financial Officer