Form 10-Q
period 2003-12-31
OSI SYSTEMS INC
filed 2004-02-13
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

(310) 978-0516

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

YES ☒ NO ☐

Indicate by check mark the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

As of February 9, 2004 there were 14,607,586 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2003	June 30, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$85,356	$94,246
Marketable securities, available-for sale	3,497	3,973
Accounts receivable, net of allowance for doubtful accounts of $1,197 and $1,098 at December 31, 2003 and June 30, 2003, respectively	38,988	36,901
Other receivables	2,873	2,549
Inventory	49,440	42,415
Prepaid expenses	3,042	1,264
Deferred income taxes	5,797	5,473
Prepaid income taxes	361	191

Total current assets	189,354	187,012
Property and equipment, net	14,524	14,115
Goodwill	14,917	11,436
Intangible assets, net	14,762	14,055
Other assets	440	665
Investments	2,542	1,697
Deferred income taxes	606	558

Total	$237,145	$229,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$151	$—
Current portion of long-term debt	2,625	2,625
Accounts payable	19,395	14,524
Accrued payroll and related expenses	4,900	5,122
Income taxes payable	3,627	3,192
Advances from customers	4,917	6,648
Accrued warranties	2,410	2,782
Provision for losses on long-term contract	2,445	4,644
Other accrued expenses and current liabilities	4,705	5,559

Total current liabilities	45,175	45,096
Long-term debt	524	1,838
Accrued pension	1,478	1,340
Deferred income taxes	630	630
Minority interest	1,484	235

Total liabilities	49,291	49,139
Shareholders' Equity
Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at December 31, 2003 and June 30, 2003, respectively
Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding 14,607,586 and 14,519,903 shares at December 31, 2003 and June 30, 2003, respectively	136,531	135,884
Retained earnings	49,334	45,005
Accumulated other comprehensive income (loss)	1,989	(490)

Total shareholders' equity	187,854	180,399

Total	$237,145	$229,538

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Revenues	$51,095	$43,673	$89,740	$80,774
Cost of goods sold	36,498	29,186	62,577	53,307

Gross profit	14,597	14,487	27,163	27,467

Operating expenses:
Selling, general and administrative	8,189	6,771	15,710	13,590
Research and development	2,373	2,215	4,410	3,761
Restructuring charges			1,061

Total operating expenses	10,562	8,986	21,181	17,351

Income from operations	4,035	5,501	5,982	10,116
Interest income	(301)	(290)	(611)	(603)
Interest expense	80	83	167	222
Write-off of deferred acquisition costs		608		608
Impairment of equity investment			247

Income before provision for income taxes and minority interest	4,256	5,100	6,179	9,889

Provision for income taxes	1,221	1,302	1,804	2,885

Income before minority interest	3,035	3,798	4,375	7,004

Minority interest	9	(38)	(48)	(43)

Net income	$3,044	$3,760	$4,327	$6,961

Earnings per share	$0.21	$0.26	$0.30	$0.51

Diluted earnings per share	$0.20	$0.25	$0.29	$0.49

Weighted average shares outstanding	14,587,369	14,320,469	14,563,052	13,571,432

Weighted average shares outstanding - assuming dilution	15,077,424	14,842,002	14,981,827	14,099,600

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$4,327	$6,961
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	86	265
Depreciation and amortization	2,418	1,629
Write-off of deferred acquisition costs	—	608
Impairment of equity Investment	247	—
Gain on sale of marketable securities	(90)	—
Deferred income taxes	—	(1,741)
Restructuring charges	1,061	—
Minority interest	48	44
Changes in operating assets and liabilities net of business acquisitions:
Accounts receivable	1,163	4,380
Other receivables	(429)	(992)
Inventory	(4,599)	(9,158)
Prepaid expenses	(1,604)	(42)
Accounts payable	4,727	869
Accrued payroll and related expenses	(283)	333
Income taxes payable	363	1,927
Advances from customers	(3,702)	4,985
Accrued warranties	(391)	463
Other accrued expenses and current liabilities	(3,106)	(490)

Net cash provided by operating activities	236	10,041

Cash flows from investing activities:
Purchases of property and equipment	(1,065)	(1,607)
Cash paid for business acquisitions, net of cash acquired	(10,106)	(2,829)
Cash received on note receivable	—	200
Purchase of equity investment included in other assets	(1,113)	(2,561)
Other assets	(63)	(965)
Cash proceeds from sale of marketable securities	1,658	—
Cash proceeds from the sale of minority interest and distribution rights for Dolphin Medical	2,000	—

Net cash used in investing activities	(8,689)	(7,762)

Cash flows from financing activities:
Net proceeds from bank lines of credit	141	130
Payments on long-term debt	(1,317)	(1,320)
Proceeds from exercise of stock options and warrants	647	216
Proceeds from issuance of stock	—	20,545

Net cash (used in) provided by financing activities	(529)	19,571

Effect of exchange rate changes on cash	92	15

Net (decrease) increase in cash and cash equivalents	(8,890)	21,865
Cash and cash equivalents, beginning of period	94,246	67,604

Cash and cash equivalents, end of period	$85,356	$89,469

Supplemental disclosures of cash flow information - Cash paid/(received) during the period for:
Interest, net	$(479)	$(416)
Income taxes	$1,785	$2,770

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General – OSI Systems, Inc. and its subsidiaries is a vertically integrated, worldwide provider of security and inspection systems, medical monitoring and imaging systems, and opto-electronic devices and value-added subsystems.

We design, manufacture and market security and inspection systems worldwide to end users under the “Ancore,” “Eagle,” “Metor,” “Rapiscan,” and “Secure,” brand names. These products are used to inspect people, baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

In the medical field, we design, manufacture and market arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools under the trade names “Dolphin,” “NuCat,” “Dolphin ONE,” “Aristo,” and “Dolphin 2000”. We also design, manufacture and market peripheral bone densitometers, which are used to provide bone density measurements in the diagnosis of osteoporosis, and to assess the risk of developing osteoporosis.

Our opto-electronic devices and subsystems are used in a broad range of applications, including printed circuit board assembly and surface mounting technologies, aerospace and defense electronics, security and inspection systems, medical diagnostics, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We design and manufacture opto-electronic devices and subsystems for others through OEM arrangements, as well as for our security and medical equipment businesses.

Consolidation – The consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 31, 2003, consolidated statements of operations for the three and six months ended December 31, 2003 and December 31, 2002 and cash flows for the six-month periods ended December 31, 2003, and December 31, 2002 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2003 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 29, 2003. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004.

Recent Developments

In December 2003, we negotiated an Amended and Restated Credit Agreement with Bank of the West. The Agreement provides for a $50 million line of credit, which includes revolving line, letter of credit, acceptance, and foreign exchange facilities. In addition, we have a $3.3 million balance on an existing term loan with the same bank. Advances under the lines of credit bear interest at a rate equal to a variable bank reference rate plus a margin, or at our option at a fixed rate as quoted by the bank upon request for specific advances. The new credit facilities expire in November 2005. Borrowings under the agreement are secured by liens on substantially all of our assets and the assets of our U.S. subsidiaries.

The Amended and Restated Credit Agreement contains certain covenants. Among these, we are at all times required to maintain (on a consolidated basis) a tangible net worth of at least $120 million; effective tangible net worth for any fiscal year to increase by a minimum of 75% of our net income for that year; a ratio of debt to earnings before interest, tax, depreciation and amortization of not more than 2.5 to 1; a ratio of current assets to current liabilities of not less than 1.25 to 1; a debt coverage ratio of 1.5 to 1; and a minimum balance of cash and cash equivalents and marketable securities of $20 million. In addition, the Amended and Restated Credit Agreement includes certain other covenants concerning pre-approval by the bank of mergers and acquisitions, the payment of dividends on our stock, the purchase or retirement of our stock, the sale of assets outside the ordinary course of business, and capital expenditures in excess of $10 million, among others. As of December 31, 2003, we were in compliance with all the covenants under the Amended and Restated Credit Agreement. As of December 31, 2003, we had utilized $4.7 million under the letter of credit facility.

In December 2003, we entered into a Stock Purchase and Option Agreement with Conmed Corporation, whereby Conmed Corporation purchased a 10% interest in our subsidiary, Dolphin Medical, Inc. and an option to purchase all of the remaining assets and the business of Dolphin Medical, Inc. In addition, Conmed Corporation and Dolphin Medical, Inc. entered into a Distribution Agreement, which provides Conmed Corporation with distribution rights for certain Dolphin Medical, Inc. products within certain defined territories. Conmed Corporation’s option to purchase the assets and business of Dolphin Medical, Inc. expires upon the earlier of December 31, 2008 or the termination of the Distribution Agreement. Pursuant to the terms of the Stock Purchase and Option Agreement Conmed Corporation paid us $2 million, of which $1.2 million has been recorded as minority interest, based on an independent valuation of Dolphin Medical, Inc., and $0.8 million has been recorded as deferred income. The deferred income will be amortized over the life of the distribution agreement.

In December 2003, we acquired substantially all of the assets of J.D. Engineering (UK) Limited, a company registered in England and Wales. We paid approximately 367,000 pounds sterling (or approximately $649,000) including acquisition costs. A further 90,000 pounds sterling (or approximately $150,000) is payable March 22, 2004. The acquired assets comprise a business for the design, sale and manufacturing of, among other products, metal frames for x-ray scanners.

The acquisition was made through our wholly owned subsidiary, Rapiscan Security Products Limited. The following table shows the preliminary allocation of the purchase price (in thousands):

Fair value of assets (net of cash) acquired	$435
Goodwill	214

Total consideration paid in cash	$649

In November 2003, we acquired substantially all of the remaining assets of Schwartz Electro-Optics, Inc. in a bankruptcy-court supervised auction. We paid approximately $1.6 million, including acquisition costs. The acquired assets comprise a business for the design, sale and manufacturing of laser-based systems used in traffic and toll management, precision agricultural management, and precision mapping and surveying. The business, located in Orlando, Florida now operates under the name OSI Laserscan. The acquisition was made through our wholly owned subsidiary, OSI Defense Systems, LLC. We have not yet completed the allocation of the purchase price between goodwill and identifiable intangible assets. The final determination may result in asset fair values and useful lives that are different from the preliminary estimates of these amounts. The following table shows the preliminary allocation of the purchase price (in thousands):

Fair value of assets (net of cash) acquired	$676
Goodwill	414
Developed technology	300
Customer relationships	250
Liabilities assumed	(37)

Total consideration paid in cash	$1,603

In October 2003, we acquired the assets of a manufacturing services company specializing in surface mount technology lines and PC board assembly operations for approximately $4.4 million including acquisition costs. The acquisition was made through a wholly owned subsidiary, OSI Electronics, Inc. The purchase price has been allocated to the assets acquired of $5.3 million and liabilities assumed of $1.0 million, based on the estimated fair values of the assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired of $157,000 was allocated to intangible assets consisting of the value of customer relationships, based on a preliminary independent valuation of those assets. We have not yet completed the allocation of the purchase price between goodwill and identifiable intangible assets. The final determination may result in asset fair values and useful lives that are different from the preliminary estimates of these amounts. The following table shows the preliminary allocation of purchase price (in thousands):

Fair value of assets (net of cash) acquired	$5,335
Customer relationships	158
Liabilities assumed	(1,050)

Total consideration paid in cash	$4,443

In August 2003, we acquired certain assets representing the military laser-based training business of Schwartz Electro-Optics, Inc. The acquisition was made through a newly formed, wholly owned subsidiary, OSI Defense Systems, LLC. The acquired business now develops and manufactures tactical engagement simulation systems, man worn laser detectors, small arms transmitters, controller guns and a variety of targeting systems for the defense industry. The excess of the purchase price over the fair value of the net assets acquired of $3.6 million was allocated between tangible assets, goodwill and identifiable intangible assets, based on an independent valuation of those assets. The following table shows the purchase price allocation (in thousands).

Fair value of assets (net of cash) acquired	$102
Goodwill	3,157
Customer relationships	445
Liabilities assumed	(43)

Total consideration paid in cash	$3,661

Supplemental pro-forma disclosures of results of operations for the three and six months ended December 31, 2002 and 2001, as though the above business combinations had been completed as of July 1, 2002, are as follows (in thousands except per share amounts):

	Three months ended December 31		Six months ended December 31
	2003	2002	2003	2002
Revenue	$51,474	$53,194	$97,074	$102,749
Net income before tax and minority interest	4,169	5,980	5,857	7,103
Net income	2,982	4,416	4,102	5,162
Diluted earnings per share	0.20	0.30	0.27	0.37

Subsequent Events

In January 2004, we announced a definitive agreement to purchase Issaquah, Washington based Spacelabs Medical from GE Medical Systems for approximately $57 million in cash. The final purchase price is subject to closing adjustments. Spacelabs Medical is a leading global manufacturer and distributor of patient monitoring products, an area in which we have considerable interest as it represents a natural extension of our engineering, product and manufacturing expertise. Their installed base of patient monitoring systems consists of approximately 100,000 units worldwide, with 60,000 in the United States, 30,000 in Europe and 10,000 in Asia. Spacelabs’ trailing 12 months unaudited revenues were over $150 million. This agreement is subject to regulatory approvals in Europe and South America and there is no assurance that it will be consummated.

In January 2004, we completed the acquisition of Advanced Research & Applications Corporation (“ARACOR”), a privately held company located in Sunnyvale, California. Consideration for the acquisition consisted of an initial cash payment of approximately $17.3 million (net of cash acquired), including acquisition costs. Furthermore, during the seven years after the close, contingent consideration is payable based on ARACOR’s net revenues, provided certain requirements are met. The contingent consideration is capped at $30 million. ARACOR broadens our security product portfolio through its mobile x-ray inspection system, the Eagle, which is designed for container scanning at busy ports.

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

In January 2003, the FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding a variable interest. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN 46. The provisions of FIN 46R are effective for the first interim or annual period ending after March 15, 2004 when certain conditions are met by a variable interest entity. We anticipate that our adoption of FIN 46R will require that we consolidate our investment in an overseas-based research and development venture focused on security technologies, which are currently accounted for under the equity method.

Derivative Instruments

Our use of derivatives consists of foreign exchange contracts used to manage foreign exchange risk, together with interest rate swaps on a variable interest rate term loan used to manage interest rate risk. We purchase foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and accounts receivable and do not use the contracts for trading purposes. There were no foreign exchange contracts outstanding as of December 31, 2003.

In February 2001 and August 2001, we entered into interest rate swaps. The purpose of the swaps is to convert a portion of our variable interest rate debt into a fixed rate liability. The notional amount of the swaps was $2.9 million at December 31, 2003, and $4.2 million at June 30, 2003. The fair value of the swaps before income taxes was ($18,000) at December 31, 2003 and ($90,000) at June 30, 2003. The change in the fair value from the previously reported period is recorded in other comprehensive income (loss), due to the swaps meeting the criteria of an effective cash flow hedge. The swaps expire in June 2004.

Inventory

Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory consisted of the following (in thousands):

	December 31, 2003	June 30, 2003
Raw materials	$24,817	$19,327
Work-in-process	16,675	13,097
Finished goods	7,948	9,991

Total	$49,440	$42,415

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31, 2003	June 30, 2003
Trade receivables, net	$38,870	$36,855
Receivables related to long term contracts – unbilled costs and accrued profit on progress completed	118	46

Total	$38,988	$36,901

We expect to bill and collect the unbilled costs and accrued profits at December 31, 2003 during the next twelve months.

Goodwill and Other Intangible Assets:

The changes in carrying value of goodwill for the six months ended December 31, 2003 is as follows (in thousands):

	North America	Europe	Asia	Consolidated
Balance as of June 2003	$8,086	$3,350		$11,436
Reduction related to net operating losses acquired on purchase of Ancore Corporation	(631)			(631)
Goodwill acquired during the period	3,570	214		3,784
Foreign currency translation adjustments	5	323		328

Balance as of December 31, 2003	$11,030	$3,887	$—	$14,917

Other intangible assets consisted of the following (in thousands):

		Dec 31, 2003			June 30, 2003
	Range of Life	Gross Carrying Amount	Accumulated Amortization	Intangibles net	Gross Carrying Amount	Accumulated Amortization	Intangibles net
Purchased software	5-7 yrs	$327	$278	$49	$327	$243	$84
Software development costs	5 yrs	2,222	909	1,313	2,144	752	1,392
Patents	20 yrs	408	116	292	408	96	312
Core technology	30 yrs	6,800	245	6,555	6,800	132	6,668
Developed technology	5-20yrs	6,150	408	5,742	5,850	251	5,599
Customer relationships/backlog	5yrs	853	42	811

		$16,760	$1,998	$14,762	$15,529	$1,474	$14,055

Amortization expense for the six months ended December 31, 2003 was approximately $524,000. At December 31, 2003, estimated future amortization expense is as follows (in thousands):

Fiscal years	Future amortization
Remaining 6 months of 2004	$578
2005	1,104
2006	1,132
2007	1,083
2008	867
2009	622
2010 and thereafter	9,376

$14,762

Stock Based Compensation

We apply the intrinsic value-based method of accounting prescribed by APBO No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for our stock options. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which was released in December of 2002 as an amendment to SFAS No. 123. These statements establish accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, we elected to continue to apply the intrinsic value-based method of accounting described above.

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

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Net earnings as reported	$3,044	$3,760	$4,327	$6,961
Add: Stock based compensation expense included in reported net earnings, net of related tax benefits
Deduct: Stock based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(683)	(561)	(1,356)	(1,068)

Pro forma net earnings	$2,361	$3,199	$2,971	$5,893

Earnings per common share
As reported	$0.21	$0.26	$0.30	$0.51
Pro forma	0.16	0.22	0.20	0.43
Diluted earnings per share
As reported	$0.20	$0.25	$0.29	$0.49
Pro forma	0.16	0.22	0.20	0.42

Earnings per Share

We have reflected the provisions of SFAS No.128, “Earnings per Share”, in the accompanying consolidated financial statements for all periods presented. Earnings per common share are computed using the weighted-average number of shares outstanding during the period. Earnings per common share, assuming dilution, are computed using the weighted-average number of shares outstanding during the period plus the dilutive effect of potential common stock. Potential common stock types are stock options and purchase rights.

Stock options and rights to purchase a total of 1,170,250 and 1,191,048 shares were outstanding for the three and six months ended December 31, 2003, but were not included in diluted earnings per common share because to do so would have been anti-dilutive. Stock options and rights to purchase rights totaling 1,426,462 shares were outstanding for the three and six months ended December 31, 2002, but were not included in diluted earnings per common share because to do so would have been anti-dilutive. The following table reconciles the numerator and denominator used in calculating earnings per common share and earnings per common share-assuming dilution.

	For the three months ended December 31,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share
Income available to common stockholders	$3,044,000	14,587,369	$0.21	$3,760,000	14,320,469	$0.26
Effect of dilutive securities
Options and warrants, treasury stock method		490,055	(0.01)		521,533	(0.01)

Diluted earnings per common share
Income available to common stockholders, assuming dilution	$3,044,000	15,077,424	$0.20	$3,760,000	14,842,002	$0.25

	For the six months ended December 31,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share
Income available to common stockholders	$4,327,000	14,563,052	$0.30	$6,961,000	13,571,432	$0.51
Effect of dilutive securities
Options and warrants, treasury stock method		418,775	(0.01)		528,168	(0.02)

Diluted earnings per common share
Income available to common stockholders, assuming dilution	$4,327,000	14,981,827	$0.29	$6,961,000	14,099,600	$0.49

Comprehensive Income

Comprehensive income is computed as follows (in thousands):

	For the three months ended December 31,		For the six months ended December 31,
	2003	2002	2003	2002
Net Income	$3,044	$3,760	$4,327	$6,961
Foreign currency translation adjustments	1,209	744	1,666	1,058
Unrealised gain/(loss) on marketable securities available for sale	271	132	761	(394)
Change in the fair value of derivative instruments	26	27	52	(8)

Comprehensive Income	$4,550	$4,663	$6,806	$7,617

Contingencies

We are involved in various claims and legal proceedings arising out of the conduct of our business. In the opinion of our management after consultation with outside legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, future results of operations or cash flows.

Provision for Warranties - We offer our customers warranties on products sold to them. These warranties typically provide for repairs and maintenance of our products for a specified time period. Concurrent with the sale of products, a provision for estimated warranty expenses is recorded with a corresponding increase in cost of goods sold. This provision is adjusted periodically based on historical and anticipated experience. Actual expenses of repairs under warranty, including parts and labor, are charged to this provision when incurred.

For the six months ended December 31, 2003, the changes in warranty provisions were as follows (in thousands):

Provision for Warranties
Balance as of June 30, 2003	$2,782
Additions	481
Reductions for warranty repair costs	(431)

Balance on September 30, 2003	2,832

Additions	458
Reductions for warranty repair costs	(880)

Balance on December 31, 2003	$2,410

Segment Information

We have adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). We have reflected the provisions of SFAS No. 131 in the accompanying financial statements for all periods presented. We operate in two identifiable industry segments, (a) security and inspection products and (b) opto-electronic devices and subsystems and medical monitoring and imaging systems. Revenues for the three months ended December 31, 2003 from the sale of security and inspection products were $29.0 million compared to $27.7 million for the comparable prior year period and revenues from the sale of opto-electronic devices and subsystems and medical monitoring and imaging systems for the three months ended December 31, 2003, were $22.1 million compared to $16.0 million for the comparable prior year period. For the six months ended December 31, 2003 revenues from the sale of security and inspection products were $52.7 million compared to $51.8 million for the comparable prior year period and revenues from the sale of optoelectronic devices and subsystems and medical monitoring and imaging systems were $37.0 million compared to $29.0 million for the comparable prior year period.

Segment information is provided by geographic area. We are vertically integrated and we share common resources and facilities. Therefore, with the exception of external revenues, meaningful information by industry or product segment is not available.

Our operating locations include North America (Canada and the United States), Europe (Finland, Norway, and the United Kingdom) and Asia (India, Malaysia, and Singapore). Revenue and income from operations generated in a particular geographic segment can be significantly affected by changes in prices or mix of inter-company product sales. Our operations by geographical areas are as follows (in thousands):

Three months ended December 31, 2003

	North America	Europe	Asia	Eliminations	Consolidated
Product revenues	$35,826	$10,487	$2,292		$48,605
Service revenue	973	1,433	84		2,490
Transfer between geographic	2,419	1,792	10,765	(14,976)	0

Net revenue	$39,218	$13,712	$13,141	$(14,976)	$51,095

Income (loss) from operations	$672	$1,372	$2,473	$(482)	$4,035

Identifiable assets	$399,855	$37,256	$44,258	$(244,224)	$237,145
Capital expenditure	$577	$57	$71	$—	$705
Depreciation	$556	$185	$184	$—	$924

Six months ended December 31, 2003

	North America	Europe	Asia	Eliminations	Consolidated
Product revenues	$60,036	$18,540	$6,228		$84,804
Service revenue	2,116	2,731	89		4,936
Transfer between geographic	3,501	2,727	19,873	(26,101)	0

Net revenue	$65,653	$23,998	$26,190	$(26,101)	$89,740

Income (loss) from operations	$(479)	$1,936	$4,659	$(134)	$5,982

Identifiable assets	$399,855	$37,256	$44,258	$(244,224)	$237,145
Capital expenditure	$850	$122	$93	$—	$1,065
Depreciation	$1,177	$355	$362	$—	$1,894

For the six months ended December 31, 2003, the North America geographic segment includes a pre-tax restructuring charge of $1,061,000 consisting primarily of write-off of equipment and leasehold improvements of $993,000 that were abandoned during the period and charges related to the clean up of a vacated facility of $60,000.

Three months ended December 31, 2002

	North America	Europe	Asia	Eliminations	Consolidated
Product revenues	$30,929	$7,655	$3,415		$41,999
Service revenue	480	1,166	28		1,674
Transfer between geographic	2,092	2,463	9,862	(14,417)	0

Net revenue	$33,501	$11,284	$13,305	$(14,417)	$43,673

Income (loss) from operations	$3,606	$867	$337	$691	$5,501

Identifiable assets	$378,384	$30,364	$38,588	$(222,904)	$224,432
Capital expenditure	$329	$51	$351	$—	$731
Depreciation	$499	$140	$158	$—	$797

Six months ended December 31, 2002

	North America	Europe	Asia	Eliminations	Consolidated
Product Revenues	$55,819	$15,517	$5,426		$76,762
Service Revenue	883	3,006	123		4,012
Transfer between Geographic	4,917	4,534	20,657	(30,108)	0

Net Revenue	$61,619	$23,057	$26,206	$(30,108)	$80,774

Income (loss) from operations	$6,327	$1,800	$1,853	$136	$10,116

Identifiable assets	$378,384	$30,364	$38,588	$(222,904)	$224,432
Capital expenditure	$851	$208	$548	$—	$1,607
Depreciation	$762	$365	$324	$—	$1,451

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Statements in this report on Form 10-Q that are forward-looking are based on current expectations, and actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for our products may decline as a result of possible changes in general and industry specific economic conditions, the effects of competitive pricing and such other risks and uncertainties as are described in this report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. All forward-looking statements speak only as of the date made, and we undertake no obligation to update these forward-looking statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statement and the reported amount of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions.

Our critical accounting policies are described in our Annual Report on Form 10-K, previously filed by us with the Securities and Exchange Commission.

Executive Summary

Our security and inspection systems business continues to grow. This growth occurred despite the completion during the first quarter of our contract to manufacture pre-scanners and related electronics for Invision Technologies, Inc.’s CTX products. The Invision Technologies, Inc. contract contributed approximately $22 million to our sales last year (including approximately $11 million in the first six months of fiscal 2003) compared to approximately $300,000 through the first six months this fiscal year. Our security and inspection systems business growth has occurred in both domestic and international markets and stems from both our conventional parcel security and our cargo businesses.

We recently completed the acquisition of Advanced Research & Applications Corp. (“ARACOR”). This acquisition has strengthened our position in the cargo security sector. ARACOR’s Eagle product is a large, x-ray based scanning system for containers and cargo. The Eagle was designed in partnership with U.S. Customs and has gained the acceptance of U.S. Customs, as evidenced by its blanket purchase order of up to $40 million over the next 5 years. Including options exercised by U.S. Customs, ARACOR has to date received orders totaling approximately $14 million for the Eagle product. Our security and inspection systems business believes it now offers the broadest product line in the conventional and cargo security business, including x-ray, gamma-ray and neutron technologies and hybrid products built on these technologies.

Our security and inspection systems group’s research and development activities have most recently focused on conventional parcel, large cargo and automated baggage inspection, both for carry-on and checked baggage. In this regard, we are pleased that our XRD 1000 product has been selected by the U.S. Department of Homeland Security to participate in a laboratory evaluation for explosives detection devices. While this in no way assures that this product will pass the test, we are happy to be considered by the government together with other suppliers.

Our opto-electronic devices and subsystems product sales have weakened along with the overall U.S. manufacturing sector. Revenues in this area continue to be flat to lower than last year. In the first half of this fiscal year, however, our opto-electronic devices and subsystems group acquired several new promising companies. In August, we purchased the military, laser-based training business of Schwartz Electro-Optics, Inc. We believe the products lines we acquired from this company – now sold by our new OSI Defense Systems, LLC subsidiary – complement the defense product lines of our existing RapiTec, Inc. subsidiary. Both OSI Defense Systems, LLC and RapiTec, Inc. develop and manufacture tactical engagement simulation systems, man worn laser detectors, small arms transmitters, controller guns and a variety of targeting systems for the defense industry.

During the past fiscal quarter we also acquired from Schwartz Electro-Optics, Inc., a business for the design, sale and manufacturing of laser-based systems used in traffic and toll management, precision agricultural management, and precision mapping and surveying. This business now operates under the name OSI Laserscan and offers, among other products, a unique, patented laser range finder technology, which is rapidly gaining acceptance by traffic and toll management authorities, as well as precision agricultural management and mapping and survey technologies.

In addition, our opto-electronic devices and subsystems group also purchased the assets of a manufacturing services company specializing in surface mount technology lines and PC board assembly operations. The company – now operating as OSI Electronics, Inc. – has begun to provide our opto-electronic devices and subsystems group with increased manufacturing capacity and technologies to support internal needs as well as to offer a broader manufacturing platform to our existing customers.

Following these acquisitions, our total opto-electronic devices and subsystems product revenues grew by 38% in the quarter ended December 31, 2003 compared to the same quarter last year.

Our medical monitoring and imaging products are experiencing strong sales growth, especially our pulse oximetry products, which compete directly with the products of Nellcor. These products are receiving considerable interest as we have begun to introduce them in the United States and other countries worldwide where key Nellcor patents have recently expired. In addition, in this quarter we sold a 10% interest in and an option to purchase our Dolphin Medical, Inc. subsidiary to Conmed Corporation. We also granted Conmed Corporation exclusive marketing and distribution rights to certain Dolphin Medical, Inc. products in the United States and other territories.

We announced in January 2004, that we have signed a definitive agreement with GE Medical Systems for the purchase of Spacelabs Medical. Spacelabs Medical is a leading global manufacturer and distributor of patient monitoring products, an area in which we have considerable interest as it represents a natural extension of our engineering, product and manufacturing expertise. The Spacelabs Medical installed base of patient monitoring systems consists of approximately 100,000 units worldwide, with 60,000 in the United States, 30,000 in Europe and 10,000 in Asia. Spacelabs Medical’s trailing 12 months unaudited revenues were over $150 million. This agreement is subject to regulatory approvals in Europe and South America and there is no assurance that it will be consummated.

As a company, we continue to move towards the overall consolidation of our various businesses. We do so in order to generate manufacturing, sales force, and administrative related efficiencies and to increase productivity. We also continue to invest in critical areas such as sales, marketing, and research and development. Our gross margins in respective product areas continue to hold, however, with the inclusion of OSI Electronics, Inc., our consolidated gross margin as a percentage of revenues has declined. OSI Electronics, Inc. is a manufacturing services company, an industry where gross margins are traditionally low.

The following table is intended to illustrate a tabular analysis of certain consolidated statement of income data as a percentage of revenue for the periods presented.

	Three months ended December 31		Six months ended December 31
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.4%	66.8%	69.7%	66.0%
Gross profit	28.6%	33.2%	30.3%	34.0%
Selling, general and administrative	16.0%	15.5%	17.5%	16.8%
Research and development	4.6%	5.1%	4.9%	4.7%
Restructuring charge			1.2%

Operating Income	7.9%	12.6%	6.7%	12.5%

We had $88.8 million in cash and cash equivalents and marketable securities as of December 31, 2003. In addition, we recently re-negotiated our credit agreement with Bank of the West in order to increase our line of credit from $26 million to $50 million.

Results of Operations

Revenues – Revenues consist of sales of security and inspection products as well as opto-electronic devices and subsystems and medical monitoring and imaging systems. Revenues for the three months ended December 31, 2003, increased by $7.4 million, or 17%, to $51.1 million from $43.7 million for the comparable prior year period. For the six months ended December 31, 2003, revenues increased by $8.9 million, or 11%, to $89.7 million from $80.8 million for the comparable prior year period. Revenues for the three months ended December 31, 2003 from the sale of security and inspection products increased by $1.3 million, or 5%, to $29.0 million from $27.7 million for the comparable prior year period and revenues from the sale of opto-electronic devices and subsystems and medical monitoring and imaging systems for the three months ended December 31, 2003, increased by $6.1 million, or 38%, to $22.1 million from $16.0 million for the comparable prior year period. For the six months ended December 31, 2003, revenues from the sale of security and inspection products increased by $0.9 million, or 2%, to $52.7 million from $51.8 million for the comparable prior year period and revenues from the sale of optoelectronic devices and subsystems and medical monitoring and imaging systems increased by $8.0 million or 28%, to $37.0 million from $29.0 million for the comparable prior year period.

The increase in revenues from the sale of security and inspection products was due to increased sales of x-ray screening machines in the United States and international markets offset by a decrease in sales to Invision Technologies, Inc. of $4.5 million in the three months ended December 31, 2003 and $10.6 million for the six months ended December 31, 2003. The increase in revenues from the sale of optoelectronic devices and subsystems and medical monitoring and imaging systems resulted from the inclusion of revenues from the acquisitions of OSI Defense Systems, LLC, OSI Laserscan and OSI Electronics, Inc. of approximately $8.0 million for the three months and $8.2 million for the six months ended December 31, 2003 and growth in sales of our medical products, offset by lower sales from our existing opto-electronics and defense businesses.

Gross Profit – Gross profit consists of revenues less cost of goods sold. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $110,000 or 1%, to $14.6 million for the three months ended December 31, 2003 from $14.5 million for the comparable prior year period. As a percentage of revenues, gross profit decreased in the three months ended December 31, 2003 to 28.6% from 33.2% in the comparable prior year period. For the six months ended December 31, 2003, gross profit decreased by $0.3 million to $27.2 million from $27.5 million in the comparable prior year period. As a percentage of revenues, gross profit decreased in the six months ended December 31, 2003 to 30.3% from 34.0% in the comparable prior year period. The decrease in gross profit as a percentage of revenues or gross margin is driven by two primary factors. First, the mix of security and inspection products shifted towards lower margin sales. Second, the gross margin derived from the products of OSI Electronics, Inc. is significantly lower than that derived from the products of our other businesses, as is consistent with the characteristics of the manufacturing outsourcing industry in which OSI Electronics, Inc. operates. The inclusion of OSI Electronics, Inc.’s revenues at lower gross margins reduced our overall gross margin. The decrease in gross margin from the above factors was partially offset by an increase resulting from additional funding of $775,000 received for a United States government-funded project, for which Ancore Corporation had established a provision for loss prior to our acquisition of that company.

Selling, General and Administrative – Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the three months ended December 31, 2003, such expenses increased by $1.4 million, or 20.9%, to $8.2 million from $6.8 million for the comparable prior year period. For the six months ended December 31, 2003, such expenses increased by $2.1 million, or 15.5%, to $15.7 million from $13.6 million for the comparable prior year period. As a percentage of revenues, selling, general and administrative expenses increased in the three months ended December 31, 2003 to 16.0%, from 15.5% in the comparable period last year and increased in the six months ended December 31, 2003 to 17.5%, from 16.8% in the comparable period last year. The increase in expenses for the three and six months was primarily due to increased sales and marketing expenses for security and inspection products and medical monitoring and imaging systems. The increase in administrative expenses for the three months ended December 31, 2003 was due to an increase in headcount and compensation partially offset by a decrease in exchange rate fluctuation losses and lower legal costs. For the six months ended December 31, 2003, administrative expenses increased from last year due to increases in headcount, compensation and legal costs, partially offset by lower exchange rate fluctuation losses. Exchange rate fluctuation losses amounted to $33,000 in the three months ended December 31, 2003 compared to losses of $136,000 in the comparable period last year. For the six months ended December 31, 2003, exchange rate fluctuation gains amounted to $4,000 compared to losses of $332,000 in the comparable period last year. In addition, the acquisitions of OSI Defense Systems, LLC, OSI Laserscan and OSI Electronics, Inc. added selling, general and administrative expenses of $710,000 for the three months ended December 31, 2003, and $737,000 for the six months ended December 31, 2003.

Research and Development – Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended December 31, 2003, such expenses increased by $158,000, or 7%, to $2.4 million from $2.2 million for the comparable prior year period. For the six months ended December 31, 2003, such expenses increased by $649,000, or 17%, to $4.4 million from $3.8 million for the comparable prior year period. As a percentage of revenues, research and development expenses were 4.6% in the three months ended December 31, 2003, compared to 5.1% in the comparable period last year. For the six months ended December 31, 2003, expenses were 4.9% of revenues compared to 4.7% last year. The increase in research and development expenses for the three and six month periods ending December 31, 2003 from the comparable periods last year was primarily due to increased research and development spending for security and inspection products and medical monitoring imaging systems.

Restructuring Charges – In the six months ended December 31, 2003, we consolidated manufacturing processes and facilities of certain opto-electronics and medical businesses. These consolidations resulted in a pre-tax charge of $1.1 million, consisting primarily of write-off of equipment and leasehold improvements of $993,000 that were retired during the period and charges related to the clean up of a vacated facility of $60,000. We do not expect to incur further costs in relation to these consolidations. These charges were recorded as restructuring charges in our consolidated financial statements for the three months ended September 30, 2003. These charges were calculated in accordance with SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Exit or Disposal Activities”.

Income from Operations – For the three months ended December 31, 2003, income from operations was $4.0 million compared to $5.5 million for the comparable prior year period. For the six months ended December 31, 2003, income from operations was $6.0 million compared to $10.1 million for the comparable prior year period. Income from operations decreased due to lower gross profit margin, increased selling, general and administrative expenses, research and development expenses and restructuring charges.

Interest (Income) Expense – For the three months ended December 31, 2003, we earned interest income of $301,000 compared to $290,000 for the comparable prior year period. For the six months ended December 31, 2003, we earned interest income of $611,000 compared to $603,000 for the comparable prior year period. The increase in interest income for the three and six months ended December 31, 2003 was due to the increase in interest earning deposits in the current year compared to the same periods in the prior year. For the three months ended December 31, 2003, our interest expense was $80,000 compared to $83,000 for the comparable prior year period. For the six months ended December 31, 2003, our interest expense was $167,000 compared to $222,000 for the comparable prior year period. The decrease in expense stems primarily from a decrease in borrowings.

Impairment of Equity Investment – In July 2002, we purchased from Imagis Technologies, Inc. 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), and 2-year warrants to purchase 291,667 additional shares of its common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share, and certain ancillary rights, for an aggregate purchase price of $1.75 million. Imagis Technologies, Inc. develops facial recognition software for security applications. We have designated the investment as available for sale. The investment is included under other assets in the accompanying consolidated financial statements. In September 2003, based on the continued trading of Imagis Technologies, Inc. common stock below the original purchase price for a prolonged period of time, we recognized an other than temporary impairment in the market value of this investment and recognized a pre-tax charge of $247,000 in our income statement. Through December 31, 2003, we have written down the value of this investment by a cumulative total of $1.7 million.

Provision for Income Taxes – Provision for income taxes for the three months ended December 31, 2003 decreased to $1.2 million from $1.3 million last year. For the six months ended December 31, 2003, provision for income taxes decreased to $1.8 million from $2.9 million last year. As a percentage of income before provision for income taxes and minority interest, provision for income taxes was 28.7% for the three months ended December 31, 2003, compared to 25.5% for the comparable period last year, and 29.2% for the six months ended December 31, 2003 unchanged from last year. The increase in the effective income tax rate for the three months ended December 31, 2003 as compared to the same period last year was due primarily to changes in the mix of income from U.S. and foreign operations.

Net Income – For the reasons outlined above, we had net income of $3.0 million for the three months ended December 31, 2003, compared to $3.8 million for the three months ended December 31, 2002, and $4.3 million for the six months ended December 31, 2003 compared to $ 7.0 million for the comparable period last year.

Liquidity and Capital Resources

Cash and equivalents as of December 31, 2003 were $85.4 million, a decrease of $8.9 million from $94.3 million as of June 30, 2003.

Our operations provided net cash of $236,000 during the six months ended December 31, 2003. The amount of net cash provided by operations reflects our net income of $4.3 million adjusted for non-cash expenses relating to depreciation and amortization, restructuring charges and impairment of equity investment, and changes in operating assets and liabilities net of the effect of business acquisitions. A decrease in accounts receivable through better collections, coupled with an increase in accounts payable further contributed to the generation of cash. This was partially offset by increases in inventory and prepaid expenses and a decrease in accrued payroll and related expenses, advances from customers, accounts payable and other accrued expenses and current liabilities.

Net cash used in investing activities was $8.7 million for the six months ended December 31, 2003. This amount reflects the cash paid for the acquisition of the assets representing the military laser-based training business of Schwartz Electro-Optics, Inc. of $3.3 million (in addition to $250,000 paid as a deposit in the three months ended June 30, 2003), the acquisition of a manufacturing services company specializing in surface mount technology lines and PC board assembly operations for $4.4 million, the acquisition of the remaining assets of Schwartz Electro-Optics, Inc., of $1.6 million, the acquisition of J.D. Engineering (UK) Limited of $649,000, an investment of $1.1 million in an overseas-based research and development venture focused on security technologies, and the purchase of $1.1 million of property and equipment. These investments were partially offset by a receipt of $2.0 million from Conmed Corporation. Under the terms of a Stock Purchase and Sale Agreement Conmed Corporation purchased a 10% interest in our subsidiary, Dolphin Medical, Inc. and an option to purchase all of the remaining assets and the business of Dolphin Medical, Inc. In addition, under the terms of a distribution agreement, Conmed acquired rights to sell certain Dolphin Medical, Inc. products in the United States and other territories.

Net cash used by financing activities was $529,000 for the six months ended December 31, 2003. This reflects payments on long term debt of $1.3 million partially offset by proceeds from the exercise of employee stock options.

In December 2003, we negotiated an Amended and Restated Credit Agreement with Bank of the West. The agreement provides for a $50 million line of credit, which includes revolving line, letter of credit, acceptance, and foreign exchange facilities. In addition, we have a $3.1 million balance on an existing term loan with the same bank. As of December 31, 2003, we had utilized $4.7 million under the letter of credit facility.

In March 1999, we announced a program under which we would repurchase up to 2,000,000 shares of our common stock. Through December 31, 2003, we had repurchased 1,404,500 shares at an average price of $4.37 per share. The stock repurchase program did not have a material effect on our liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

We anticipate that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet our working capital, stock repurchase program and capital expenditure needs for the foreseeable future including, if consummated, the acquisition of Spacelabs Medical.

Contractual obligations – We have continued to repay our long-term debt and our outstanding balance has decreased to $3.1 million from $4.5 million as of June 30, 2003. Our contractual obligations relating to operating leases of office premises have increased due to the of a manufacturing services company specializing in surface mount technology lines and PC board assembly operations and the defense and commercial businesses of Schwartz Electro-optics, Inc., partially offset by lowered lease obligations driven by the consolidation and relocation of certain of our existing businesses. Contractual lease obligations have increased from the June 30, 2003 level by approximately $4.4 million over the life of the leases, with estimated increases of $0.5 million occurring in the remaining six months of this fiscal year.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk – We are exposed to certain market risks that are inherent in our financial instruments and arise from transactions entered into in the normal course of business. We may enter into derivative financial instrument transactions in order to manage or reduce market risk in connection with specific foreign currency-denominated transactions. We do not enter into derivative financial instrument transactions for speculative purposes. In addition, our investments in equity securities are highly concentrated and unhedged, and are therefore subject to potentially significant fluctuations in market value resulting from factors such as the financial performance of the issuing companies, changes in the market for the companies’ products, and extrinsic fluctuations in the overall market for equity securities.

Foreign Currency Translation – The accounts of our operations in each of the following countries are maintained in the following currencies: Canada (Canadian dollars), England (U.K. pounds sterling), Finland (euros), India (Indian rupees), Malaysia (Malaysian ringgits), Norway (Norwegian kroners), and Singapore (Singapore dollars). We translate foreign currency financial statements into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder’s equity. Net foreign currency transaction gains of approximately $4,000 were included in income for the six months ended December 31, 2003 and losses of approximately $332,000 were included in the comparable prior year period.

Our use of derivatives consists of foreign exchange contracts used to manage foreign exchange risks, along with interest rate swaps on a variable interest rate term loan used to manage interest rate risks. We purchase foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and do not use the contracts for trading purposes. No foreign exchange contracts were outstanding as of December 31, 2003.

Importance of International Markets – International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, wars and political instability. In addition, the outbreak of infectious diseases such as the recent outbreak of the SARS virus represent a potential risk to our ability to complete projects on schedule and to gain new project awards, due to travel constraints to and from the affected areas.

For the six months ended December 31, 2003, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on our consolidated revenues and results of operations. As a result of monetary policies in Malaysia, including the pegging of the Malaysian ringgit to the U.S. dollar, we believe that our foreign currency exposure in Malaysia will not be significant in the foreseeable future. We perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing with local currencies in our foreign business transactions, we are at risk with respect to foreign currency fluctuations.

Interest Rate Risk – We classify all highly liquid investments with purchased maturity of three months or less as cash equivalents and record them in the balance sheet at cost, which approximates fair value. Short-term investments are comprised of high quality marketable securities. We generally do not use derivatives to hedge our interest rate risk with the exception of interest rate swaps to convert a portion of our variable-interest-rate debt to a fixed-rate liability.

In February 2001 and August 2001, we entered into interest rate swaps. The purpose of the swaps was to convert a portion of our variable interest rate debt into a fixed rate liability. The notional amount of the swaps was $2.9 million at December 31, 2003, and $4.2 million at June 30, 2003. The fair value of the swaps before income taxes was ($18,000) at December 31, 2003 and ($90,000) at June 30, 2003. The change in the fair value from the previously reported period is recorded in other comprehensive income (loss), due to the swaps meeting the criteria of an effective cash flow hedge. The swaps expire in June 2004.

Inflation – We do not believe that inflation has had a material impact on our December 31, 2003 results of operations.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2003, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized, and filed or submitted on a timely basis. They have concluded, based on their evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2002, L-3 Communications Corporation (“L-3”) brought suit against us for a declaratory judgment that L-3 had not breached its obligations under an amended letter of intent concerning the parties’ joint acquisition of Perkin Elmer, Inc.’s Securities Detection System Business. In February 2003, we answered and asserted counterclaims against L-3 for, among other things, fraud, breach of fiduciary duty, breach of contract and failure to negotiate in good faith. In March 2003, L-3 amended its complaint and asserted claims against us for breach of contract, failure to negotiate in good faith, and tortious interference. In its amended complaint, L-3 requested both a declaratory judgment that it had fulfilled its obligations under the amended letter of intent and an award of damages for an unspecified amount. Subsequently, L-3 moved to dismiss all of our counterclaims. On January 6, 2004, L-3’s motion to dismiss our counterclaims was granted in part and denied in part. In its ruling, the court upheld the adequacy of our allegations against L-3 for fraud, constructive fraud, negligent misrepresentation, breach of fiduciary duty, imposition of constructive trust, and breach of contract for failure to negotiate in good faith. Discovery in the case is proceeding. These actions are pending in the District Court for the Southern District of New York.

We are also involved in various other claims and legal proceedings arising out of the conduct of our business. In our opinion after consultation with outside legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, future results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting on November 5, 2003. During the Annual Meeting, the following actions were taken:

1.	Election of Directors

Name	For	Withheld
Deepak Chopra	10,153,684	2,777,646
Ajay Mehra	10,157,802	2,773,528
Steven C. Good	12,811,614	119,716
Meyer Luskin	12,807,927	123,403
Madan G. Syal	10,179,243	2,752,087
Chand R. Viswanathan	12,804,849	126,481

2.	Ratification of Deloitte & Touche LLP as independent auditors for the year ending June 30, 2004.

For	12,620,338
Against	303,587
Abstain	7,405

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.20	Amended and Restated Credit Agreement dated as of December 1, 2003, by and between Bank of the West and OSI Systems, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

We filed a current report on Form 8-K on January 7, 2004 announcing the signing of a definitive agreement to purchase Spacelabs Medical, a manufacturer and distributor of patient monitoring systems.

We filed a current report on Form 8-K on January 22, 2004 announcing the acquisition of Advance Research & Applications Corp., a developer and manufacturer of x-ray test and inspection systems.

We filed a current report on Form 8-K on February 3, 2004 in connection with the dissemination of an earnings release.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 13th day of February 2004.

OSI SYSTEMS, INC.

By:	/s/ DEEPAK CHOPRA

Deepak Chopra President and Chief Executive Officer

By:	/s/ ANUJ WADHAWAN

Anuj Wadhawan Chief Financial Officer