Form 10-Q
period 2004-03-31
OSI SYSTEMS INC
filed 2004-05-17
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

As of May 12, 2004, there were 14,664,829 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2004	June 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$15,851	$94,246
Marketable securities, available-for sale	—	3,973
Accounts receivable, net of allowance for doubtful accounts of $1,053 at March 31, 2004 and $1,098 at June 30, 2003	83,977	36,901
Other receivables	6,499	2,549
Inventory	87,938	42,415
Prepaid expenses	3,733	1,264
Deferred income taxes	6,624	5,473
Prepaid income taxes	524	191

Total current assets	205,146	187,012
Property and equipment, net	14,414	14,115
Goodwill	17,767	11,436
Intangible assets, net	31,488	14,055
Other assets	1,588	665
Investments	2,094	1,697
Deferred income taxes	742	558

Total	$273,239	$229,538

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Bank lines of credit	$390	$—
Current portion of long-term debt	2,455	2,625
Accounts payable	30,561	14,524
Accrued payroll and related expenses	10,333	5,122
Income taxes payable	3,136	3,192
Advances from customers	7,482	6,648
Accrued warranties	5,601	2,782
Provision for losses on long-term contract	1,554	4,644
Other accrued expenses and current liabilities	16,408	5,559

Total current liabilities	77,920	45,096

Long-term debt	35	1,838
Accrued pension	1,892	1,340
Deferred income taxes	629	630
Minority interest	1,152	235

Total liabilities	81,628	49,139
Shareholders’ Equity
Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at March 31, 2004 and June 30, 2003	—	—
Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding 14,637,832 at March 31, 2004 and 14,519,903 at June 30, 2003	136,777	135,884
Retained earnings	52,773	45,005
Accumulated other comprehensive income (loss)	2,061	(490)

Total shareholders’ equity	191,611	180,399

Total	$273,239	$229,538

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Revenues	$61,531	$50,946	$151,271	$131,720
Cost of goods sold	41,957	34,852	104,534	88,159

Gross profit	19,574	16,094	46,737	43,561

Operating expenses:
Selling, general and administrative	12,419	7,474	28,129	21,064
Research and development	3,543	2,702	7,953	6,462
Restructuring charges	—	—	1,061	—

Total operating expenses	15,962	10,176	37,143	27,526

Income from operations	3,612	5,918	9,594	16,035
Interest income	(209)	(290)	(820)	(904)
Interest expense	65	87	232	320
Write-off of deferred acquisition costs	—	—	—	608
Impairment of equity investment	—	1,026	247	1,026
Gain on sale of marketable securities	(376)	—	(376)	—

Income before provision for income taxes and minority interest	4,132	5,095	10,311	14,985
Provision for income taxes	739	1,447	2,543	4,332

Income before minority interest	3,393	3,648	7,768	10,653
Minority interest	48	(41)	—	(85)

Net income	$3,441	$3,607	$7,768	$10,568

Earnings per share	$0.24	$0.25	$0.53	$0.76

Diluted earnings per share	$0.23	$0.24	$0.52	0.73

Weighted average shares outstanding	14,626,245	14,467,289	14,584,116	13,870,051

Weighted average shares outstanding — assuming dilution	15,169,598	15,002,341	15,069,478	14,398,684

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$7,768	$10,568
Adjustments to reconcile net income to net cash provided by operating activities:
(Recoveries) Provision for losses on accounts receivable	(113)	94
Depreciation and amortization	3,997	2,957
Write-off of deferred acquisition costs	—	608
Impairment of equity investment	247	1,026
Gain on sale of marketable securities	(376)	—
Deferred income taxes	—	(1,740)
Restructuring charges	1,061	—
Minority interest	—	85
Equity in earnings (losses) of unconsolidated affiliates	163	(111)
Changes in operating assets and liabilities net of business acquisitions:
Accounts receivable	(8,546)	(1,039)
Other receivables	(825)	405
Inventory	(11,068)	(11,479)
Prepaid expenses	(1,184)	(456)
Accounts payable	9,320	6,164
Accrued payroll and related expenses	1,112	995
Income taxes payable	(151)	2,539
Prepaid Income taxes	(203)	(1,434)
Advances from customers	(5,831)	7,159
Accrued warranties	(1,044)	1
Other accrued expenses and current liabilities	2,008	(794)

Net cash (used in) provided by operating activities	(3,665)	15,548

Cash flows from investing activities:
Purchases of property and equipment	(2,785)	(2,918)
Cash paid for business acquisitions, net of cash acquired	(76,830)	(4,829)
Cash received on note receivable	—	450
Purchase of marketable securities available for sale	—	(20,511)
Purchase of investment included in other assets	(1,113)	(2,561)
Other assets	(878)	(1,081)
Cash proceeds from sale of marketable securities and investments	5,256	—
Cash proceeds from the sale of minority interest and distribution rights for Dolphin Medical	2,000	—

Net cash used in investing activities	(74,350)	(31,450)

Cash flows from financing activities:
Net proceeds from bank lines of credit	386	27
Payments on long-term debt	(1,967)	(1,985)
Proceeds from exercise of stock options and warrants	893	637
Proceeds from issuance of stock	—	20,528

Net cash (used in) provided by financing activities	(688)	19,207

Effect of exchange rate changes on cash	308	56

Net (decrease) increase in cash and cash equivalents	(78,395)	3,361
Cash and cash equivalents, beginning of period	94,246	67,604

Cash and cash equivalents, end of period	$15,851	$70,965

Supplemental disclosures of cash flow information — Cash paid/(received) during the period for:
Interest, net	$(607)	$(609)
Income taxes	$2,692	$5,067

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

General — OSI Systems, Inc. and its subsidiaries is a vertically integrated, worldwide provider of security and inspection systems, medical monitoring and imaging systems, and opto-electronic devices and value-added subsystems.

We design, manufacture and market security and inspection systems worldwide to end users under trade names including “Ancore,” “Eagle,” “Metor,” “Rapiscan,” and “Secure.” These products are used to inspect people, baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

In the medical field, through our Spacelabs Medical subsidiary, we design, manufacture and market patient monitoring systems, network and connectivity solutions, ambulatory blood pressure monitors and provide related services under trade names including “Ultracare” and “Ultraview.” We also design, manufacture and market arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools under trade names including “Dolphin” and “NuCat”. In addition, we design, manufacture and market peripheral bone densitometers, which are used to provide bone density measurements in the diagnosis of osteoporosis, and to assess the risk of developing osteoporosis.

Our opto-electronic devices and value-added subsystems are used in a broad range of applications, including printed circuit board assembly and surface mounting technologies, aerospace and defense electronics, security and inspection systems, medical diagnostics, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We design and manufacture opto-electronic devices and subsystems for others through original-equipment-manufacturer arrangements, as well as for our security and medical equipment businesses.

Consolidation — The consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of March 31, 2004, consolidated statements of operations for the three and nine months ended March 31, 2004 and March 31, 2003 and cash flows for the nine-month periods ended March 31, 2004 and March 31, 2003 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments (consisting of only normal and recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2003 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 29, 2003. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004.

Recent Developments

In March 2004, we completed the acquisition of Spacelabs Medical, based in Issaquah, Washington, from Instrumentarium Corporation for approximately $48.5 million in cash (net of cash acquired), including acquisition costs. The final purchase price is subject to certain working capital adjustments. Spacelabs Medical is a leading global manufacturer and distributor of patient monitoring systems for critical care and anesthesia, wired and wireless networks, clinical information connectivity solutions, ambulatory blood pressure monitors, and medical data services. These are areas in which we have considerable interest as they represent a natural extension of our engineering and manufacturing expertise and will add to our presence in the medical device industry. The installed base of Spacelabs Medical patient monitoring systems consists of approximately 100,000 units worldwide, with 60,000 in the United States, 30,000 in Europe, and 10,000 in Asia. We have not yet completed the allocation of the purchase price. The final determination may result in asset fair values, asset useful lives and liabilities assumed that differ from the preliminary estimates of these amounts. The following table shows the preliminary allocation of the purchase price (in thousands):

Fair value of assets (net of cash) acquired	$71,074
Liabilities assumed	(22,607)

Total consideration paid in cash	$48,467

In January 2004, we completed the acquisition of Advanced Research & Applications Corp. (“ARACOR”), a privately held company located in Sunnyvale, California. Consideration for the acquisition consisted of an initial cash payment of approximately $17.6 million (net of cash acquired), including acquisition costs. Furthermore, during the seven years following the close, contingent consideration is payable based on ARACOR’s net revenues, provided certain requirements are met. The contingent consideration is capped at $30 million. The acquisition of ARACOR broadens our security product portfolio through ARACOR’s mobile x-ray inspection system – the Eagle – which is designed for container scanning at busy seaports. We have not yet completed the allocation of the purchase price. The final determination may result in asset fair values, asset useful lives and liabilities assumed that differ from the preliminary estimates of these amounts. The following table shows the preliminary allocation of the purchase price (in thousands):

Fair value of assets (net of cash) acquired	$2,508
Goodwill	2,254
Developed technology	14,300
Customer relationships	700
Liabilities assumed	(2,176)

Total consideration paid in cash	$17,586

In January 2004, minority shareholders of our RapiTec subsidiary accepted an offer by us to purchase all shares of RapiTec common stock held by them. As a result of the transaction, we now wholly own RapiTec. Consideration paid for the share purchase transaction consisted of an initial cash payment of approximately $820,000, of which $536,000 was allocated to goodwill. A second cash payment may be due to the former minority shareholders should RapiTec meet certain requirements for the current fiscal year.

In December 2003, we acquired substantially all of the assets of J.D. Engineering (UK) Limited, a company registered in England and Wales. We paid approximately 367,000 pounds sterling (or approximately $649,000) including acquisition costs. A further 93,000 pounds sterling (or approximately $171,000) was paid during the quarter ended March 31, 2004. The acquired assets comprise a business for the design, sale and manufacturing of, among other products, metal frames for x-ray scanners.

The acquisition was made through our wholly owned subsidiary, Rapiscan Security Products Limited. The following table shows the allocation of the purchase price (in thousands):

Fair value of assets (net of cash) acquired	$435
Goodwill	385

Total consideration paid in cash	$820

In November 2003, we acquired substantially all of the assets of Schwartz Electro-Optics in a bankruptcy court supervised auction. We paid approximately $1.6 million, including acquisition costs. The acquired assets comprise a business for the design, manufacturing and sale of laser-based systems used in traffic and toll management, precision agricultural management, and precision mapping and surveying. The business, located in Orlando, Florida now operates under the name OSI Laserscan. The acquisition was made through our wholly-owned subsidiary, OSI Defense Systems. The following table shows the allocation of the purchase price (in thousands):

Fair value of assets (net of cash) acquired	$676
Goodwill	411
Developed technology	300
Customer relationships	250
Liabilities assumed	(37)

Total consideration paid in cash	$1,600

In October 2003, we acquired the assets of a manufacturing services company specializing in surface mount technology lines and PC board assembly operations for approximately $4.5 million including acquisition costs. The acquisition was made through a wholly-owned subsidiary, OSI Electronics. The following table shows the allocation of purchase price (in thousands):

Fair value of assets (net of cash) acquired	$5,361
Customer relationships	162
Liabilities assumed	(1,050)

Total consideration paid in cash	$4,473

In August 2003, we acquired certain assets representing the military laser-based training business of Schwartz Electro-Optics. The acquisition was made through a newly formed, wholly-owned subsidiary, OSI Defense Systems. The acquired business now develops and manufactures tactical engagement simulation systems, man-worn laser detectors, small arms transmitters, controller guns and a variety of targeting systems for the defense industry. The excess of the purchase price over the fair value of the net assets acquired of $3.7 million was allocated between tangible assets, goodwill and identifiable intangible assets. The following table shows the purchase price allocation (in thousands).

Fair value of assets (net of cash) acquired	$102
Goodwill	3,157
Customer relationships	445
Liabilities assumed	(43)

Total consideration paid in cash	$3,661

Supplemental pro-forma disclosures of results of operations for the three and nine months ended March 31, 2004 and 2003, as though the above business combinations had been completed as of July 1, 2002, are as follows (in thousands except per share amounts):

	Three months ended March 31		Nine months ended March 31
	2004	2003	2004	2003
Revenue	$87,907	$90,980	$265,114	$275,794
Net income before tax and minority interest	(3,589)	(41)	(8,053)	(3,393)
Net income	(1,980)	(24)	(4,971)	(2,276)
Diluted earnings per share	(0.13)	(0.00)	(0.33)	(0.16)

Subsequent Events

In December 2003, we entered into an Amended and Restated Credit Agreement with Bank of the West. The agreement provided for a $50 million line of credit, which included revolving line, letter of credit, acceptance, and foreign exchange facilities. In April 2004, we signed a First Amendment and Waiver to the Amended and Restated Credit Agreement in order to properly reflect the conclusion of the Spacelabs Medical, ARACOR, and OSI Defense Systems acquisitions because borrowings under the Amended and Restated Credit Agreement are required to be secured by liens on substantially all of our assets and the assets of our U.S. subsidiaries. In addition, the First Amendment and Waiver to the Amended and Restated Credit Agreement amends certain financial covenants required of us by the bank. Among such changes, a minimum balance of cash and cash equivalents and marketable securities of $20 million has been replaced by a requirement that the aggregate amount of revolving loans outstanding during any one-year period be $0 for at least 30 consecutive days. As of March 31, 2004, we were in compliance with all of the covenants under the Amended and Restated Credit Agreement as amended by the First Amendment and Waiver to the Amended and Restated Credit Agreement. As of March 31, 2004, we had utilized $4.9 million under this credit facility for letters of credit and performance bonds associated with customer contracts.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation Number 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding a variable interest. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN 46. The provisions of FIN 46R are effective for the first interim or annual period ending after March 15, 2004 when certain conditions are met by a variable interest entity. We have adopted FIN 46R and have consolidated in our financial statements our investment in an overseas-based research and development venture focused on security technologies, which was previously accounted for under the equity method. The results and operations of this venture are not material to our financial position or results of operations. Creditors and other investors in this venture do not have any recourse to us.

Derivative Instruments

Our use of derivatives consists of foreign exchange contracts used to manage foreign exchange risk, together with interest rate swaps on a variable interest rate term loan used to manage interest rate risk. We purchase foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and accounts receivable and do not use the contracts for trading purposes. There were no foreign exchange contracts outstanding as of March 31, 2004.

In February 2001 and August 2001, we entered into interest rate swaps. The purpose of the swaps was to convert a portion of our variable interest rate debt into a fixed rate liability. These swaps have expired as of March 31, 2004. The notional amount of the swaps was $4.2 million at June 30, 2003. The fair value of the swaps before income taxes was ($90,000) at June 30, 2003.

Inventory

Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory consisted of the following (in thousands):

	March 31, 2004	June 30, 2003
Raw materials	$42,934	$19,327
Work-in-process	19,009	13,097
Finished goods	25,995	9,991

Total	$87,938	$42,415

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31, 2004	June 30, 2003
Trade receivables, net	$81,573	$36,855
Receivables related to long term contracts — unbilled costs and accrued profit on progress completed	2,404	46

Total	$83,977	$36,901

We expect to bill and collect the unbilled costs and accrued profits at March 31, 2004 during the next twelve months.

Goodwill and Other Intangible Assets:

The changes in carrying value of goodwill for the nine months ended March 31, 2004 is as follows (in thousands):

	North America	Europe	Asia	Consolidated
Balanced as of June 30, 2003	$8,086	$3,350	$—	$11,436

Reduction related to net operating losses acquired on purchase of Ancore Corporation	(631)	—	—	(631)
Goodwill acquired during the period	6,358	385	—	6,743
Foreign currency translation adjustments	—	219	—	219

Balance as of March 31, 2004	$13,813	$3,954	$—	$17,767

Other intangible assets consisted of the following (in thousands):

		March 31, 2004			June 30, 2003
	Range of Life	Gross Carrying Amount	Accumulated Amortization	Intangibles net	Gross Carrying Amount	Accumulated Amortization	Intangibles net
Purchased software	5-7 yrs	$327	$294	$33	$327	$243	$84
Software development costs	5 yrs	4,483	988	3,495	2,144	752	1,392
Patents	20 yrs	438	128	310	408	96	312
Core technology	30 yrs	6,800	302	6,498	6,800	132	6,668
Developed technology	5-20 yrs	20,450	734	19,716	5,850	251	5,599
Customer relationships/backlog	5 yrs	1,556	120	1,436	—	—	—

		$34,054	$2,566	$31,488	$15,529	$1,474	$14,055

Amortization expense for the nine months ended March 31, 2004 was approximately $1.1 million. At March 31, 2004, estimated future amortization expense is as follows (in thousands):

Fiscal years	Future amortization
Remaining 3 months of 2004	$539
2005	2,123
2006	2,145
2007	2,079
2008	1,862
2009	1,545
2010 and thereafter	21,195

$31,488

Stock Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our stock options. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which was released in December of 2002 as an amendment to SFAS No. 123. These statements establish accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, we elected to continue to apply the intrinsic value-based method of accounting described above.

We account for option grants to non-employees using the guidance of SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force (EITF) No. 96-18, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.

In accordance with the intrinsic value method, no compensation cost has been recognized for our stock option grants in the accompanying financial statements. If the fair value-based method had been applied in measuring stock compensation expense under SFAS No. 123, as amended by SFAS No. 148, the pro forma effect on net earnings and net earnings per share would have been as follows (in thousands, except per share amounts):

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net earnings as reported	$3,441	$3,607	$7,768	$10,568
Add: Stock based compensation expense included in reported net earnings, net of related tax benefits
Deduct: Stock based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(730)	(576)	(1,751)	(1,489)

Pro forma net earnings	$2,711	$3,031	$6,017	$9,079

Earnings per common share
As reported	$0.24	$0.25	$0.53	$0.76
Pro forma	0.19	0.21	0.41	0.65

Diluted earnings per share
As reported	$0.23	$0.24	$0.52	$0.73
Pro forma	0.18	0.20	0.40	0.63

Earnings per Share

We have reflected the provisions of SFAS No. 128, “Earnings per Share,” in the accompanying consolidated financial statements for all periods presented. Earnings per common share are computed using the weighted-average number of shares outstanding during the period. Earnings per common share, assuming dilution, are computed using the weighted-average number of shares outstanding during the period plus the dilutive effect of potential common stock. Potential common stock types are stock options and purchase rights.

Stock options and rights to purchase a total of 965,256 and 1,283,822 shares were outstanding for the three and nine months ended March 31, 2004, but were not included in diluted earnings per common share because to do so would have been anti-dilutive. Stock options and rights to purchase a total of 1,170,250 shares were outstanding for the three and nine months ended March 31, 2003, but were not included in diluted earnings per common share because to do so would have been anti-dilutive. The following table reconciles the numerator and denominator used in calculating earnings per common share and earnings per common share-assuming dilution.

	For the three months ended March 31,
	2004			2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share
Income available to common stockholders	$3,441,000	14,626,245	$0.24	$3,607,000	14,467,289	$0.25

Effect of dilutive securities
Options and warrants, treasury stock method	—	543,353	(0.01)	—	535,052	(0.01)

Diluted earnings per common share
Income available to common stockholders, assuming dilution	$3,441,000	15,169,598	$0.23	$3,607,000	15,002,341	$0.24

	For the nine months ended March 31,
	2004			2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share
Income available to common stockholders	$7,768,000	14,584,116	$0.53	$10,568,000	13,870,051	$0.76

Effect of dilutive securities
Options and warrants, treasury stock method	—	485,362	(0.01)	—	528,633	(0.03)

Diluted earnings per common share
Income available to common stockholders, assuming dilution	$7,768,000	15,069,478	$0.52	$10,568,000	14,398,684	$0.73

Comprehensive Income

Comprehensive income is computed as follows (in thousands):

	For the three months ended March 31,		For the nine months ended March 31,
	2004	2003	2004	2003
Net Income	$3,441	$3,607	$7,768	$10,568
Foreign currency translation adjustments	258	9	1,924	1,067
Unrealised gain/(loss) on marketable securities available for sale	(198)	(79)	563	(473)
Change in the fair value of derivative instruments	12	32	64	24

Comprehensive Income	$3,513	$3,569	$10,319	$11,186

Contingencies

        In November 2002, L-3 Communications Corporation (“L-3”) brought suit against us for a declaratory judgment that L-3 had not breached its obligations under an amended letter of intent concerning the parties’ joint acquisition of Perkin Elmer’s Securities Detection System Business. In February 2003, we answered and asserted counterclaims against L-3 for, among other things, fraud, breach of fiduciary duty, breach of contract and failure to negotiate in good faith. In March 2003, L-3 amended its complaint and asserted claims against us for breach of contract, failure to negotiate in good faith, and tortious interference. In its amended complaint, L-3 requested both a declaratory judgment that it had fulfilled its obligations under the amended letter of intent and an award of damages for an unspecified amount. Subsequently, L-3 moved to dismiss all of our counterclaims. On January 6, 2004, L-3’s motion to dismiss our counterclaims was granted in part and denied in part. In its ruling, the court upheld the adequacy of our allegations against L-3 for fraud, constructive fraud, negligent misrepresentation, breach of fiduciary duty, imposition of constructive trust, and breach of contract for failure to negotiate in good faith. Discovery in the case is proceeding. These actions are pending in the District Court for the Southern District of New York.

We are involved in various claims and legal proceedings arising out of the conduct of our business. In the opinion of our management after consultation with outside legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, future results of operations or cash flows.

Provision for Warranties — We offer our customers warranties on products sold to them. These warranties typically provide for repairs and maintenance of our products for a specified time period. Concurrent with the sale of products, a provision for estimated warranty expenses is recorded with a corresponding increase in cost of goods sold. This provision is adjusted periodically based on historical and anticipated experience. Actual expenses for repairs under warranty, including parts and labor, are charged to this provision when incurred.

For the nine months ended March 31, 2004, the changes in warranty provisions were as follows (in thousands):

Provision for Warranties
Balance as of June 30, 2003	$2,782
Additions	481
Reductions for warranty repair costs	(431)

Balance on September 30, 2003	2,832

Additions	458
Reductions for warranty repair costs	(880)

Balance on December 31, 2003	$2,410

Additions (including acquisitions)	4,048
Reductions for warranty repair costs	(857)

Balance on March 31, 2004	$5,601

Segment Information

We have adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). We have reflected the provisions of SFAS No. 131 in the accompanying financial statements for all periods presented. We operate in two identifiable industry segments, (a) security and inspection products and (b) opto-electronic devices and subsystems and medical monitoring and imaging systems. Revenues for the three months ended March 31, 2004 from the sale of security and inspection products were $33.7 million compared to $33.9 million for the comparable prior-year period and revenues from the sale of opto-electronic and medical devices for the three months ended March 31, 2004 were $27.8 million compared to $17.0 million for the comparable prior-year period. For the nine months ended March 31, 2004, revenues from the sale of security and inspection products were $86.4 million compared to $85.8 million for the comparable prior-year period and revenues from the sale of opto-electronic and medical devices were $64.8 million compared to $45.9 million for the comparable prior-year period.

Segment information is provided by geographic area. We are vertically integrated and we share common resources and facilities. Therefore, with the exception of external revenues, meaningful information by industry or product segment is not available.

Our operating locations include North America (Canada and the United States), Europe (Austria, Finland, France, Germany, Norway, and the United Kingdom) and Asia (India, Malaysia, and Singapore). Revenues and income from operations generated in a particular geographic segment can be significantly affected by changes in prices or mix of inter-company product sales. Our operations by geographical areas are as follows (in thousands):

Three months ended March 31, 2004

	North America	Europe	Asia	Eliminations	Consolidated
Product revenues	$40,573	$12,185	$3,466	$—	$56,224
Service revenue	3,744	1,442	121	—	5,307
Transfer between geographical areas	4,035	2,354	10,501	(16,890)	0

Net revenue	$48,352	$15,981	$14,088	$(16,890)	$61,531

Income from operations	$159	$755	$2,671	$27	$3,612

Identifiable assets	$511,339	$48,412	$46,382	$(332,894)	$273,239
Capital expenditure	$1,480	$147	$93	$—	$1,720
Depreciation	$466	$191	$129	$—	$786

Nine months ended March 31, 2004

	North America	Europe	Asia	Eliminations	Consolidated
Product revenues	$100,609	$30,725	$9,694	$—	$141,028
Service revenue	5,860	4,173	210	—	10,243
Transfer between geographical areas	7,536	5,081	30,374	(42,991)	0

Net revenue	$114,005	$39,979	$40,278	$(42,991)	$151,271

Income (loss) from operations	$(320)	$2,691	$7,330	$(107)	$9,594

Identifiable assets	$511,339	$48,412	$46,382	$(332,894)	$273,239
Capital expenditure	$2,330	$269	$186	$—	$2,785
Depreciation	$1,643	$546	$491	$—	$2,680

For the nine months ended March 31, 2004, the North America geographic segment includes a pre-tax restructuring charge of $1,061,000 consisting primarily of write-off of equipment and leasehold improvements of $993,000 that were abandoned during the period and charges related to the clean-up of a vacated facility of $60,000.

Three months ended March 31, 2003

	North America	Europe	Asia	Eliminations	Consolidated
Product revenues	$30,450	$9,419	$9,244	$—	$49,113
Service revenue	494	1,266	73	—	1,833
Transfer between geographical areas	2,388	1,379	10,551	(14,318)	—

Net revenue	$33,332	$12,064	$19,868	$(14,318)	$50,946

Income (loss) from operations	$1,516	$1,044	$3,576	$(218)	$5,918

Identifiable assets	$391,128	$33,104	$39,554	$(229,419)	$234,367
Capital expenditure	$861	$341	$109	$—	$1,311
Depreciation	$601	$337	$174	$—	$1,112

Nine months ended March 31, 2003

	North America	Europe	Asia	Eliminations	Consolidated
Product revenues	$86,269	$24,936	$14,669	$—	$125,874
Service revenue	1,378	4,273	195	—	5,846
Transfer between geographical areas	7,305	5,913	31,208	(44,426)	—

Net revenue	$94,952	$35,122	$46,072	$(44,426)	$131,720

Income (loss) from operations	$7,741	$2,893	$5,483	$(82)	$16,035

Identifiable assets	$391,128	$33,104	$39,554	$(229,419)	$234,367
Capital expenditure	$1,712	$549	$657	$—	$2,918
Depreciation	$1,363	$702	$498	$—	$2,563

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Statements in this report on Form 10-Q that are forward-looking are based on current expectations. Actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties including, but not limited to, the possibility that the demand for our products may decline as a result of possible changes in general and industry specific economic conditions, the effects of competitive pricing and such other risks and uncertainties as are described in this report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. All forward-looking statements speak only as of the date made, and we undertake no obligation to update these forward-looking statements.

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

Executive Summary

Our revenues for the three months ended March 31, 2004 were $61.5 million, compared to $50.9 million in the comparable period last year, an increase of 21%. Net income for the three months ended March 31, 2004 was $3.4 million, compared to $3.6 million in the comparable period last year.

We completed the acquisition of Advanced Research & Applications Corp. (“ARACOR”) in January 2004 and the acquisition of Spacelabs Medical in March 2004. ARACOR strengthens our position in the security and inspection business as we continue to offer the broadest array of technologies and products in both the conventional, parcel and large cargo scanning sectors. We believe that the purchase of Spacelabs Medical, a leading global manufacturer and distributor of patient monitoring and clinical information systems, represents a natural extension of our engineering and manufacturing expertise. In addition, other acquisitions completed during earlier quarters have augmented our significant optoelectronics manufacturing capabilities. All of these acquisitions will continue to provide vertical integration and manufacturing possibilities as we expand our presence in end-product markets.

Security and Inspection Systems. Despite the conclusion of our contract to manufacture pre-scanners and related electronics for Invision Technologies’ CTX products during the first quarter of fiscal 2004, revenues from our security and inspection systems products were flat relative to last year for the three months and nine months ended March 31, 2004. The Invision Technologies contract contributed approximately $22 million to our sales last year (including approximately $17 million in the first nine months of fiscal 2003) compared to approximately $300,000 through the first nine months of this fiscal year. We were able to make up for the decrease in sales to Invision Technologies through increased conventional parcel security and cargo inspection systems sales in both domestic and international markets, including the addition of revenue of recently-acquired ARACOR.

Opto-electronic Devices and Subsystems and Medical Monitoring and Imaging Systems. Our opto-electronic devices and subsystems revenues increased this past quarter, primarily as a result of our new OSI Electronics, OSI Defense Systems and OSI Laserscan operations. Revenues for the other businesses in this group remained weak. However, these businesses continue to provide vertical integration opportunities and manufacturing leverage that benefits our security and medical end-product operations. In March 2004, we completed the acquisition of Spacelabs Medical. Spacelabs Medical’s principal products include patient monitoring systems, network and connectivity solutions, ambulatory blood pressure monitors and medical data services. In addition, the pulse oximetry products of one of our pre-existing medical group companies, Dolphin Medical, are experiencing strong sales growth. Dolphin Medical’s products are receiving considerable interest as we have begun to introduce them in the United States and other countries worldwide where key patents of a primary competitor, Nellcor, have recently expired.

Overall we continue to move towards the consolidation of our various businesses. This effort is underway in order to generate manufacturing, sales force, and administration related efficiencies and to improve productivity. We also have continued to invest heavily in critical areas such as sales, marketing, and research and development. The following financial ratios table reflects certain consolidated statement of income data as a percentage of revenues for the periods presented.

	Three months ended March 31		Nine months ended March 31
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.2%	68.4%	69.1%	66.9%
Gross profit	31.8%	31.6%	30.9%	33.1%
Selling, general and administrative	20.2%	14.7%	18.6%	16.0%
Research and development	5.8%	5.3%	5.3%	4.9%
Restructuring charge	—	—	0.7%	—

Operating Income	5.9%	11.6%	6.3%	12.2%

We had $15.9 million in cash and cash equivalents and marketable securities as of March 31, 2004. In addition, we have a line of credit with Bank of the West with a limit of $50 million and approximately $18 million line of credit with other banks available for our foreign subsidiaries.

Results of Operations

Revenues — Revenues consist of sales of security and inspection products as well as optoelectronic devices and subsystems and medical monitoring and imaging systems. Revenues for the three months ended March 31, 2004, increased by $10.6 million, or 21%, to $61.5 million from $50.9 million for the comparable prior-year period. For the nine months ended March 31, 2004, revenues increased by $19.6 million, or 15%, to $151.3 million from $131.7 million for the comparable prior-year period. Revenues for the three months ended March 31, 2004 from the sale of security and inspection products decreased by $0.2 million, or 1%, to $33.7 million from $33.9 million for the comparable prior-year period and revenues from the sale of opto-electronic products and medical devices for the three months ended March 31, 2004, increased by $10.8 million, or 64%, to $27.8 million from $17.0 million for the comparable prior-year period. For the nine months ended March 31, 2004, revenues from the sale of security and inspection products increased by $0.6 million, or 1%, to $86.4 million from $85.8 million for the comparable prior-year period and revenues from the sale of opto-electronic products and medical devices increased by $18.9 million, or 41%, to $64.8 million from $45.9 million for the comparable prior-year period.

The decrease in revenues from the sale of security and inspection products for the three months ended March 31, 2004 was due primarily to a decrease in sales to Invision Technologies of $6.2 million, offset by the inclusion of ARACOR revenues for approximately $4.5 million and increased sales of x-ray screening machines in the United States and international markets. The increase in revenues from the sale of security and inspection products for the nine months ended March 31, 2004 was due primarily to the inclusion of ARACOR revenues of approximately $4.5 million and increased sales of x-ray screening machines in the United States and international markets, offset by a decrease in sales to Invision Technologies of $16.7 million. The increase in revenues from the sale of opto-electronic devices and subsystems and medical monitoring and imaging systems resulted from the inclusion of revenues of approximately $13.0 million for the three months ended March 31, 2004 and $21.2 million for the nine months ended March 31, 2004 from recently-acquired OSI Defense Systems, OSI Electronics, OSI Laserscan, and Spacelabs Medical operations, offset by lower sales from our pre-existing opto-electronics and defense businesses.

Gross Profit — Gross profit consists of revenues less cost of goods sold. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $3.5 million, or 22%, to $19.6 million for the three months ended March 31, 2004 from $16.1 million for the comparable prior-year period. As a percentage of revenues, gross profit (gross margin percentage) increased in the three months ended March 31, 2004 to 31.8% from 31.6% in the comparable prior-year period. For the nine months ended March 31, 2004, gross profit increased by $3.1 million to $46.7 million from $43.6 million in the comparable prior-year period. Gross margin percentage decreased in the nine months ended March 31, 2004 to 30.9% from 33.1% in the comparable prior-year period. The increase in gross margin percentage for the three months ended March 31, 2004 was driven by the change in product mix and the inclusion of Spacelabs Medical revenues which result in a higher gross margin percentage compared to our other businesses, partially offset by the inclusion of OSI Electronics revenues which result in a lower gross margin percentage compared to our other businesses. The decrease in gross margin percentage for the nine months ended March 31, 2004 resulted from the comparatively lower gross margin derived from the products of OSI Electronics and changes in product mix, partially offset by the inclusion of revenues derived from Spacelabs Medical.

Selling, General and Administrative — Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the three months ended March 31, 2004, such expenses increased by $4.9 million, or 66.2%, to $12.4 million from $7.5 million for the comparable prior-year period. For the nine months ended March 31, 2004, such expenses increased by $7.0 million, or 33.5%, to $28.1 million from $21.1 million for the comparable prior-year period. As a percentage of revenues, selling, general and administrative expenses increased in the three months ended March 31, 2004 to 20.2% from 14.7% in the comparable period last year and increased in the nine months ended March 31, 2004 to 18.6% from 16.0% in the comparable period last year. The increase for the three and nine months ended March 31, 2004 was due to increased sales and marketing expenses for security and inspection products and medical monitoring and imaging systems, an increase in administrative expenses for additional headcount and infrastructure, legal costs associated with a lawsuit involving L-3 Communications, and the inclusion of selling, general and administrative expenses from our newly-acquired businesses. For the nine months ended March 31, 2004, exchange rate fluctuation losses amounted to $133,000 compared to $460,000 in the comparable period last year. Legal costs relating to the L-3 Communications lawsuit amounted to approximately $850,000 in the three months ended March 31, 2004 compared to $300,000 in the comparable period last year. ARACOR, OSI Defense Systems, OSI Electronics, OSI Laserscan, and Spacelabs Medical added selling, general and administrative expenses of $3.1 million for the three months ended March 31, 2004, and $3.8 million for the nine months ended March 31, 2004.

Research and Development — Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended March 31, 2004, such expenses increased by $0.8 million, or 31%, to $3.5 million from $2.7 million for the comparable prior-year period. For the nine months ended March 31, 2004, such expenses increased by $1.5 million, or 23%, to $8.0 million from $6.5 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 5.8% in the three months ended March 31, 2004, compared to 5.3% in the comparable period last year. For the nine months ended March 31, 2004, research and development expenses were 5.3% of revenues compared to 4.9% last year. The increase in research and development expenses for the three and nine month periods ending March 31, 2004 from the comparable periods last year was primarily due to increased research and development spending for security and inspection products and medical monitoring and imaging systems, and the inclusion of Spacelabs Medical, ARACOR, and our other recent acquisitions.

Restructuring Charges — In the nine months ended March 31, 2004, we consolidated manufacturing processes and facilities of certain opto-electronics and medical businesses. These consolidations resulted in a pre-tax charge of $1.1 million, consisting primarily of write-offs of equipment and leasehold improvements of $993,000 that were retired during the period and charges related to the clean up of a vacated facility of $60,000. These charges were recorded as restructuring charges in our consolidated financial statements for the three months ended September 30, 2003. These charges were calculated in accordance with SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Exit or Disposal Activities”.

Income from Operations — For the three months ended March 31, 2004, income from operations was $3.6 million compared to $5.9 million for the comparable prior-year period. For the nine months ended March 31, 2004, income from operations was $9.6 million compared to $16.0 million for the comparable prior-year period. Income from operations decreased due to increased selling, general and administrative expenses, increased research and development expenses, and restructuring charges.

Interest Income — For the three months ended March 31, 2004, we earned interest income of $209,000 compared to $290,000 for the comparable prior-year period. For the nine months ended March 31, 2004, we earned interest income of $820,000 compared to $904,000 for the comparable prior-year period. The decrease in interest income for the three and nine months ended March 31, 2004 was due to the decrease in interest earning deposits in the current year compared to the same periods in the prior-year.

Interest Expense — For the three months ended March 31, 2004, our interest expense was $65,000 compared to $87,000 for the comparable prior-year period. For the nine months ended March 31, 2004, our interest expense was $232,000 compared to $320,000 for the comparable prior-year period. The decrease in expense stems primarily from a decrease in borrowings in the current year compared to the same periods in the prior year.

Impairment of Equity Investment — In July 2002, we purchased from Imagis Technologies 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), 2-year warrants to purchase 291,667 additional shares of its common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share, and certain ancillary rights, for an aggregate purchase price of $1.75 million. Imagis Technologies develops facial recognition software for security applications. We have designated the investment as available for sale. The investment is included under other assets in the accompanying consolidated financial statements. In September 2003, based on the continued trading of Imagis Technologies, Inc. common stock below the original purchase price for a prolonged period of time, we recognized an other than temporary impairment in the market value of this investment and recognized a pre-tax charge of $247,000 in our income statement. Through March 31, 2004, we have written down the value of this investment by a cumulative total of $1.7 million pretax.

Provision for Income Taxes — Provision for income taxes for the three months ended March 31, 2004 decreased to $0.7 million from $1.4 million last year. For the nine months ended March 31, 2004, provision for income taxes decreased to $2.5 million from $4.3 million last year. As a percentage of income before provision for income taxes and minority interest, provision for income taxes was 17.9% for the three months ended March 31, 2004, compared to 28.4% for the comparable period last year, and 24.7% for the nine months ended March 31, 2004 compared to 28.9% for the comparable period last year. The decrease in the effective income tax rate for the three and nine months ended March 31, 2004 as compared to the same periods last year was due primarily to the favorable determination of a tax contingency and due to changes in the mix of income from U.S. and foreign operations.

Net Income — For the reasons outlined above, we had net income of $3.4 million for the three months ended March 31, 2004, compared to $3.6 million for the three months ended March 31, 2003, and $7.8 million for the nine months ended March 31, 2004 compared to $ 10.6 million for the comparable period last year.

Liquidity and Capital Resources

Cash and equivalents as of March 31, 2004 were $15.9 million, a decrease of $78.4 million from $94.3 million as of June 30, 2003.

Net cash used in operation activities was $3.9 million for the nine months ended March 31, 2004. The amount of net cash used by operations reflects our net income of $7.8 million adjusted for non-cash expenses relating to depreciation and amortization, restructuring charges and impairment of equity investment, and changes in operating assets and liabilities net of the effect of business acquisitions. An increase in accounts receivable coupled by an increase in inventories and a decrease in advances from customers contributed towards our use of cash. Accounts receivable have increased due to an increase in revenues. Inventories have increased primarily in the security and inspection products, in anticipation of future demand. This was partially offset by increases in accounts payable, accrued payroll and related expenses, and other accrued expenses and current liabilities.

Net cash used in investing activities was $74.3 million for the nine months ended March 31, 2004. This amount reflects the cash paid for the acquisition of the assets representing the military laser-based training business of Schwartz Electro-Optics of $3.3 million (in addition to $250,000 paid as a deposit in the three months ended June 30, 2003), the acquisition of a manufacturing services company specializing in surface mount technology and PC board assembly operations of $4.5 million, the acquisition of the remaining assets of Schwartz Electro-Optics of $1.6 million, the acquisition of J.D. Engineering (UK) Limited of $820,000, an investment of $1.1 million in an overseas-based research and development venture focused on security technologies, the acquisition of ARACOR for $17.6 million, the acquisition of Spacelabs Medical for $48.5 million, and the purchase of $2.8 million in property and equipment. These investments were partially offset by the sale of marketable securities and investments of $5.3 million and the receipt of $2.0 million from Conmed Corporation for the purchase of a 10% interest in our subsidiary, Dolphin Medical, and an option to purchase all of the remaining assets and the business of Dolphin Medical. In addition, under the terms of a distribution agreement, Conmed acquired rights to sell certain Dolphin Medical products in the United States and other territories.

Net cash used in financing activities was $688,000 for the nine months ended March 31, 2004. This reflects payments on long term debt of $2.0 million partially offset by net proceeds from bank lines of credit of $386,000 and proceeds from the exercise of employee stock options.

In December 2003, we entered into an Amended and Restated Credit Agreement with Bank of the West. The agreement provides for a $50 million line of credit, which included revolving line, letter of credit, acceptance, and foreign exchange facilities. In April 2004, we signed a First Amendment and Waiver to the Amended and Restated Credit Agreement in order to properly reflect the conclusion of the Spacelabs Medical, ARACOR and OSI Defense Systems acquisitions because borrowings under the Amended and Restated Credit Agreement are required to be secured by liens on substantially all of our assets and the assets of our U.S. subsidiaries. In addition, the First Amendment and Waiver to the Amended and Restated Credit Agreement amends certain financial covenants required of us by the bank. Among such changes, a minimum balance of cash and cash equivalents and marketable securities of $20 million has been replaced by a requirement that the aggregate amount of revolving loans outstanding during any one-year period be $0 for at least 30 consecutive days. As of March 31, 2004, we were in compliance with all of the covenants under the Amended and Restated Credit Agreement as amended by the First Amendment and Waiver to the Amended and Restated Credit Agreement. As of March 31, 2004, we had utilized $4.9 million under this credit facility for letters of credit and performance bonds associated with customer contracts.

In March 1999, we announced a program under which we would repurchase up to 2,000,000 shares of our common stock. Through March 31, 2004, we had repurchased 1,404,500 shares at an average price of $4.37 per share. The stock repurchase program did not have a material effect on our liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

We anticipate that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet our working capital, stock repurchase program and capital expenditure needs for the foreseeable future.

Contractual obligations — We have continued to repay our long-term debt, and our outstanding balance as of March 31, 2004 has decreased to $2.5 million from $4.5 million as of June 30, 2003. Our contractual obligations relating to operating leases of office premises have increased due to our recent acquisitions, partially offset by lowered lease obligations as a result of the consolidation and relocation of certain of our existing businesses. Contractual lease obligations have increased from the June 30, 2003 level by approximately $27 million over the life of the leases, with estimated increases of $1 million occurring in the remaining three months of this fiscal year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk — We are exposed to certain market risks that are inherent in our financial instruments and arise from transactions entered into in the normal course of business. We may enter into derivative financial instrument transactions in order to manage or reduce market risk in connection with specific foreign currency-denominated transactions. We do not enter into derivative financial instrument transactions for speculative purposes. In addition, our investments in equity securities are highly concentrated and unhedged, and are therefore subject to potentially significant fluctuations in market value resulting from factors such as the financial performance of the issuing companies, changes in the market for the companies’ products, and extrinsic fluctuations in the overall market for equity securities.

Foreign Currency Translation — The accounts of our operations in each of the following countries are maintained in the following currencies: Austria (euros), Canada (Canadian dollars), England (U.K. pounds sterling), France (euros), Finland (euros), Germany (euros), India (Indian rupees), Malaysia (Malaysian ringgits), Norway (Norwegian kroners), and Singapore (Singapore dollars). We translate foreign currency financial statements into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder’s equity. Net foreign currency transaction losses of approximately $133,000 were included in income for the nine months ended March 31, 2004 compared to losses of approximately $460,000 for the comparable prior-year period.

Our use of derivatives consists of foreign exchange contracts used to manage foreign exchange risks, together with interest rate swaps on a variable interest rate term loan used to manage interest rate risks. We purchase foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and do not use the contracts for trading purposes. No foreign exchange contracts were outstanding as of March 31, 2004.

Importance of International Markets — International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, wars, and political instability. In addition, the outbreak of infectious diseases such as the outbreak of the SARS virus represent a potential risk to our ability to complete projects on schedule and to gain new project awards, due to travel constraints to and from the affected areas.

For the nine months ended March 31, 2004, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on our consolidated revenues and results of operations. As a result of monetary policies in Malaysia, including the pegging of the Malaysian ringgit to the U.S. dollar, we believe that our foreign currency exposure in Malaysia will not be significant in the foreseeable future. We perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing with local currencies in our foreign business transactions, we are at risk with respect to foreign currency fluctuations.

Interest Rate Risk — We classify all highly liquid investments with purchased maturity of three months or less as cash equivalents and record them in the balance sheet at cost, which approximates fair value. Short-term investments are comprised of high quality marketable securities. We generally do not use derivatives to hedge our interest rate risk with the exception of interest rate swaps to convert a portion of our variable-interest-rate debt to a fixed-rate liability.

In February 2001 and August 2001, we entered into interest rate swaps. The purpose of the swaps was to convert a portion of our variable interest rate debt into a fixed rate liability. These swaps have expired as of March 31, 2004. The notional amount of the swaps was $4.2 million at June 30, 2003. The fair value of the swaps before income taxes was ($90,000) at June 30, 2003.

Inflation — We do not believe that inflation has had a material impact on our consolidated statements of operations for the three months and nine months ended March 31, 2004.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2004, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized, and filed or submitted on a timely basis. They have concluded, based on their evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In November 2002, L-3 Communications Corporation (“L-3”) brought suit against us for a declaratory judgment that L-3 had not breached its obligations under an amended letter of intent concerning the parties’ joint acquisition of Perkin Elmer’s Securities Detection System Business. In February 2003, we answered and asserted counterclaims against L-3 for, among other things, fraud, breach of fiduciary duty, breach of contract and failure to negotiate in good faith. In March 2003, L-3 amended its complaint and asserted claims against us for breach of contract, failure to negotiate in good faith, and tortious interference. In its amended complaint, L-3 requested both a declaratory judgment that it had fulfilled its obligations under the amended letter of intent and an award of damages for an unspecified amount. Subsequently, L-3 moved to dismiss all of our counterclaims. On January 6, 2004, L-3’s motion to dismiss our counterclaims was granted in part and denied in part. In its ruling, the court upheld the adequacy of our allegations against L-3 for fraud, constructive fraud, negligent misrepresentation, breach of fiduciary duty, imposition of constructive trust, and breach of contract for failure to negotiate in good faith. Discovery in the case is proceeding. These actions are pending in the District Court for the Southern District of New York.

We are also involved in various other claims and legal proceedings arising out of the conduct of our business. In our opinion after consultation with outside legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, future results of operations, or cash flows.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.21	First Amendment and Waiver to Amended and Restated Credit Agreement dated as of April 1, 2004, by and between Bank of the West and OSI Systems, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

We filed an amended current report on Form 8-K on March 2, 2004 to correct certain information contained in a current report on Form 8-K that we filed on January 22, 2004 announcing the acquisition of Advanced Research & Applications Corp., a developer and manufacturer of x-ray test and inspection systems.

We filed a current report on Form 8-K on March 26, 2004 announcing the acquisition of Spacelabs Medical, a manufacturer and distributor of patient monitoring systems.

We filed a current report on Form 8-K on May 3, 2004 in connection with the dissemination of an earnings release.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 14th day of May 2004.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra

Deepak Chopra President and Chief Executive Officer

By:	/s/ Anuj Wadhawan

Anuj Wadhawan Chief Financial Officer