Form 10-K
period 2004-06-30
OSI SYSTEMS INC
filed 2004-09-13
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004;

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

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

As of December 31, 2003 (the last day of the Registrant’s second quarter of fiscal year 2004), the aggregate market value of the shares of the Registrant’s Common Stock held by non-affiliates was approximately $256,983,000, based on the last sales price of the Registrant’s Common Stock on the NASDAQ National Market on such date. Shares of Common Stock held by each officer and director and by each person who owns more than 5% or more of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of September 9, 2004 was 16,240,290.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders (to be filed subsequently) are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

OSI Systems, Inc. and its subsidiaries is a vertically integrated, worldwide provider of security and inspection systems, medical monitoring and imaging systems, and optoelectronic devices and value-added subsystems. Our company was incorporated in 1987 in California. Our principal office is located at 12525 Chadron Avenue, Hawthorne, California 90250.

We design, manufacture and market security and inspection systems worldwide to end users under trade names including “Rapiscan,” “Ancore,” “PFNA,” “Eagle,” “Metor,” and “Secure.” These systems are used to inspect people, baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

In March 2004, we significantly enhanced our medical monitoring and imaging systems activities through the acquisition of Spacelabs Medical, Inc. (“Spacelabs Medical”), a global manufacturer and distributor of patient monitoring and clinical information systems for use primarily in hospitals. Spacelabs Medical’s principal products encompass patient monitoring systems, network and connectivity solutions, ambulatory blood pressure monitors and medical data services. As a result, in the medical field, we now design, develop, manufacture, and market patient monitoring products, network connectivity solutions, ambulatory blood pressure monitors, and related services under trade names including “Spacelabs,” “Ultracare,” and “Ultraview.” We also continue to design, develop, manufacture and market arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools under trade names including “Dolphin” and “NuCat,” and peripheral bone densitometers under trade names including “DTX-200” and “DTU-One.”

Our optoelectronic devices and value-added subsystems are used in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical diagnostics, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We design and manufacture optoelectronic devices and value-added subsystems for others through original equipment manufacturer arrangements, as well as for our own security and medical equipment businesses.

In fiscal year 2004, revenues from the sale of security and inspection systems amounted to $117.8 million, or approximately 48% of our revenues. Revenues from the sale of medical imaging and monitoring systems amounted to $60.7 million, or approximately 24% of our revenues. The revenues of Spacelabs Medical from March 19, 2004, the date of acquisition, amounting to $47.2 million, are included in the medical imaging and monitoring systems revenues. Revenues from the sale of optoelectronic devices and value-added subsystems amounted to $68.6 million, or approximately 28% of revenues. Additional information concerning reporting segments is available in Note 14 to our financial statements.

Industry Overview

We sell our security and inspection systems and medical monitoring and imaging systems primarily to end-users, while we design and manufacture our optoelectronic devices and value-added subsystems primarily for original equipment manufacturers.

Security and Inspection Systems.    A variety of technologies are currently used worldwide in security and inspection applications, including: computed tomography systems, single energy x-ray equipment, dual energy x-ray equipment, metal detectors, x-ray machines employing backscatter detection technology, trace detection products, and cargo inspection systems using x-rays, gamma rays, or thermal neutron analysis. We believe that the market for security and inspection products will continue to be affected by the threat of terrorist incidents and by new government mandates and appropriations for security and inspection products in the United States and internationally. We also anticipate a growing market for the use of our products in non-security applications such as customs manifest verification and agricultural products inspection.

In the 1970s, principally in response to civilian airline hijackings, the U.S. Government established security standards by setting guidelines for the screening of carry-on baggage for weapons. The United Nations later mandated these standards for adoption by all of its member states. We believe that to date the imposition of these standards has resulted in the installation of over 10,000 x-ray inspection systems in airports worldwide. Additionally, since 1998, the United Kingdom Department of Transport has required that the United Kingdom’s commercial airports deploy systems for 100% screening of international checked baggage. The European Civil Aviation Conference, an organization of 41 member states, has also agreed to implement 100% screening of international checked baggage in the future.

In the United States, largely in response to the explosion of Pan Am Flight 103 in December 1988, Congress enacted the Aviation Security Improvement Act of 1990, which, among other initiatives, directed the air transportation regulatory authorities in the U.S. to establish and implement strict security measures and to deploy advanced technologies for the detection of explosives. Then, in July 1996, in response to a White House commission report on aviation safety and security, the U.S. Government enacted additional legislation appropriating $144 million for the initial deployment of advanced security and inspection technology at major U.S. airports.

The September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners has since led to nation-wide shifts in transportation and facilities security policies. Shortly following these attacks, Congress passed the Aviation and Transportation Security Act and integrated many U.S. security-related agencies, including the Federal Aviation Administration, into the U.S. Department of Homeland Security. As a result of these and other changes, sales of our security and inspection products have grown as compared to pre-September 11, 2001 levels.

Worldwide trends toward increased international trade and transportation of goods and people have resulted in a growing demand for cargo, port and border inspection technologies. Projects recently installed or currently underway include system installations in Hong Kong, Jamaica, Mexico, Romania, South Korea, Taiwan, the United Arab Emirates, and the United States. These sites contain various cargo inspection product offerings including fixed and relocatable high-energy x-ray, mobile gamma-ray, hybrid x-ray/thermo neutron analysis and pulsed fast neutron analysis scanning systems. We anticipate a growing demand from governments and commercial enterprises for increasingly sophisticated solutions to screening vehicles, trucks, ocean-going cargo, and air pallet containers.

Medical Monitoring and Imaging Systems.    Though a well established market, healthcare is a rapidly growing sector of the U.S. and European economies. An aging population that is requiring a growing number of critical care beds is, in part, fueling this growth.

Many factors such as a severe nationwide nursing shortage, stricter government requirements affecting the staffing and accountability, and shrinking reimbursements from health insurance organizations are forcing healthcare providers to do more with less—improving patient safety and economic efficiencies with fewer resources. Our medical monitoring and imaging systems group designs, manufactures and markets products that respond to these new economic forces by helping hospitals reduce costs while maintaining or improving the quality of care their physicians and nurses are able to deliver.

In March 2004, we significantly enhanced our medical monitoring and imaging systems activities through the acquisition of Spacelabs Medical, a global manufacturer and distributor of patient monitoring and clinical information systems for use primarily in hospitals. As a result of the Spacelabs Medical acquisition, our total number of employees increased from approximately 1,450 to approximately 2,205, or 52%. Our Spacelabs Medical subsidiary designs, manufactures and markets patient monitoring solutions for critical care, emergency and perioperative areas of the hospital, wired and wireless networks and connectivity solutions, ambulatory blood pressure monitors and medical data services, all aimed at providing caregivers with instant patient information. By making critical patient information more readily accessible both inside and outside the hospital, delays in decision-making can be reduced, length of stay can be shortened, and treatment errors can be minimized.

Through our Dolphin Medical Inc. (“Dolphin Medical”) and Osteometer MediTech USA, Inc. (“Osteometer”) subsidiaries, we design, manufacture, and market next-generation pulse oximetry instruments and compatible pulse oximetry sensors as well as x-ray and ultrasound densitometers, which are used to diagnose osteoporosis as well as to provide follow-up bone density measurements. Our pulse oximetry technologies are used to non-invasively monitor oxygenation levels in a patient’s blood.

Optoelectronic Devices and Value-Added Subsystems.    Our optoelectronic devices and value-added subsystems are used for a wide variety of applications ranging from complex monitoring, measurement and positioning functions, such as in industrial robotics where our optoelectronic devices and value-added subsystems are used to detect the exact position, motion or size of another object, to simple functions, such as the detection of paper in the print path of a laser printer. Because optoelectronic devices and value-added subsystems can be used in a wide variety of measurement control and monitoring applications, they are used in a broad array of industrial applications and are key components in the telecommunications and fiber optics industries.

We believe that in recent years, advances in technology and reductions in the cost of key components of optoelectronic systems, including computer processing power and memory, have broadened the market by enabling the use of optoelectronic devices in a greater number of applications. In addition, we see a trend among original equipment manufacturers to increasingly outsource the design and manufacture of optoelectronic devices and value-added subsystems to fully-integrated, independent manufacturers, like us, who may have greater specialization, broader expertise, and the flexibility to respond in shorter time periods than most original equipment manufacturers can accomplish in-house. We believe that our level of vertical integration, substantial engineering resources, expertise in the use and application of optoelectronic technology, and low-cost international manufacturing operations enable us to compete effectively in the market for optoelectronic devices and value-added subsystems. Our optoelectronic devices and value-added subsystems are also used in our security and inspection systems and medical monitoring and imaging products.

We have also penetrated several related markets that depend on our optoelectronic device and subsystem technologies. For example, we sell a series of high-speed photodetectors for use in fiber optic systems such as Gigabit Ethernet, Fiber Channel, and other telecommunication and data communication applications. Through system engineering, product development, rapid prototyping, and volume manufacturing, we develop, manufacture and market laser-based weapons simulation systems for the defense industry. Products include tactical engagement simulation systems, man worn laser detectors, small arms transmitters, controller guns and a variety of targeting systems. We also develop, manufacture, and sell laser-based remote sensing devices that are used in agricultural and mapping applications, as well as to detect and classify vehicles in toll and traffic management systems. Finally, our optoelectronic devices and subsystems group recently added “box build” manufacturing services and PC board assembly capabilities utilizing state-of-the-art automated surface mount technology lines for use by customers in the medical electronics, automotive diagnostic electronics, telecommunications, and digital audio systems industries, among others.

Growth Strategy

Our primary objectives are to be a leading provider of security and inspection products, cutting-edge medical monitoring and imaging systems and specialized optoelectronic products, to enhance our position in the international inspection and detection marketplace, to capitalize on our research to provide reliable and cost-optimized medical devices, and to leverage our expertise in the optoelectronic technology industry by entering into new markets. Key elements of this strategy include:

Capitalizing on the Growing Market for Security and Inspection Systems.    We believe that heightened attentiveness to terrorist and other security threats may continue to drive growth in the market for security and inspection systems, not only in transportation security, but in facilities security, event security and materials inspection as well. In addition, the trend toward increased international transportation of goods and people may result in growth in the market for cargo inspection systems. Package screening by freight forwarders also represents a potential growing sector, as new regulations in Europe require such screening, and awareness of the need for such screening grows in the U.S. We intend to continue to expand our sales and marketing efforts both domestically and internationally, and to capitalize on opportunities to replace service and upgrade existing security installations.

Developing New Security and Inspection Technologies.    We intend to continue to develop new security and inspection systems such as our proprietary pulsed fast neutron analysis and real time tomography products. These and the other technological advances we make allow us to offer customers the broadest variety of advanced security solutions. In addition, through research and development and selective acquisitions, we may enhance and expand our current product offerings to better address new applications and security industry demands.

Improving Existing Medical Diagnostic Technologies.    In March 2004, we significantly enhanced our medical monitoring and imaging systems activities through the acquisition of Spacelabs Medical, a global manufacturer and distributor of patient monitoring and clinical information systems for use primarily in hospitals. Spacelabs Medical develops medical monitoring and imaging systems aimed at lowering false alarm rates, thereby reducing time demands on physicians and nurses, and improving patient identification accuracy, thereby reducing physician and nursing errors. In connection with these efforts, Spacelabs Medical and our Dolphin Medical subsidiary are also pursuing cable-free medical sensors and other wireless solutions that will allow for medical monitoring, patient data, transmission, alarm notifications, and other information to be instantly transmitted at any time to any location. We also continue to improve and develop our medical diagnostic tools aimed at bone metabolic diseases, such as osteoporosis, and patient monitors and accessories that utilize pulse oximetry technologies. Overall, our efforts at improving our existing medical diagnostic technologies will continue to concentrate on the development of devices that make it possible for institutions from large hospitals to small clinics and physicians’ offices to obtain accurate, precise, reliable and cost-effective results.

Leveraging the Optoelectronic Design and Manufacturing Expertise to Address New Applications.    We believe that one of our primary competitive strengths is our expertise in designing and manufacturing, at cost-effective rates, specialized optoelectronic devices and value-added subsystems for our own end products both in security and medical businesses and for the products of our original equipment manufacturer customers. Our optoelectronic devices and subsystems group currently designs and manufactures devices and subsystems for numerous customers serving hundreds of applications.

Acquiring New Companies and Technologies.    We have developed expertise in our various lines of business and other areas through internal research and development efforts and also through selective acquisitions.

In 1987, we formed Opto Sensors (Singapore) PTE Ltd. to manufacture optoelectronic devices and value-added subsystems.

In 1990, we acquired UDT Sensors, Inc. to broaden our expertise and capabilities in developing and manufacturing optoelectronic devices and value-added subsystems.

In 1993, we acquired Rapiscan Security Products Limited in the United Kingdom and, through Rapiscan Security Products (U.S.A.), Inc., commenced our operations as a provider of security and inspection systems in the United States.

In 1993, we acquired Ferson Optics, Inc. (“Ferson Optics”) for its passive optic technologies.

In 1994, we commenced operations of Opto Sensors (Malaysia) Sdn. Bhd. to take advantage of lower manufacturing costs in Malaysia.

In 1994 we, together with an unrelated third party formed ECIL-Rapiscan Security Products Limited in India, for the purpose of the manufacture, assembly, service and testing of x-ray security and other products.

In 1997, we acquired Advanced Micro Electronics AS for its hybrid optoelectronic capabilities.

In 1998, we acquired Osteometer MediTech A/S, a Danish manufacturer of diagnostic scanners used for the early detection of symptoms of osteoporosis. In August 1999, we closed the operations of Osteometer in Denmark, and relocated certain of those operations to our Hawthorne, California facilities.

In 1998, we purchased the security products business of Metorex International Oy of Espoo, Finland. This acquisition brought a complete security metal detection product line to our security and inspection systems group.

In 1998, we acquired all the outstanding stock of Silicon Microstructures, Inc., a silicon pressure-sensor manufacturer, from Exar Corporation located in Fremont, California. On March 31, 2001, we sold all of the outstanding stock of Silicon Microstructures, Inc. to Elmos Semiconductor AG of Germany.

In 1998, we acquired substantially all of the assets and assumed certain liabilities of Corrigan Canada Ltd. in order to enhance the market presence of our security and inspection systems in Canada.

In 1998, we purchased a minority equity stake in Square One, Inc., a developer and manufacturer of infrared-based patient monitoring medical subsystems. In 2000, we acquired substantially all of Square One, Inc.’s assets.

In 1999, we acquired Aristo Medical Products, Inc. for its pulse oximeter probe technologies for use in the medical field.

In 1999, we formed OSI Medical, Inc., a developer of next generation pulse oximeter instruments and probes for use in the medical field.

In 2001, we contributed most of our medical monitoring and imaging systems to a newly formed subsidiary Dolphin Medical, for the purpose of consolidating our various medical devices into a single subsidiary. We merged OSI Medical, Inc. into Dolphin Medical in March 2002. In December 2003, we entered into a stock purchase and option agreement with Conmed Corporation, whereby Conmed Corporation purchased a 10% interest in, Dolphin Medical and an option to purchase all of the remaining assets and the business of Dolphin Medical. In addition, Conmed Corporation and Dolphin Medical entered into a distribution agreement, which provides Conmed Corporation with distribution rights for certain Dolphin Medical products within certain defined territories.

In July 2002, we acquired substantially all the assets of Thermo Centro Vision, Inc., an optoelectronic devices and value-added subsystems designer and manufacturer based in Ventura County, California. The acquisition was made through a newly formed, wholly owned subsidiary, Centro Vision, Inc.

In July 2002, we purchased a 6% interest in Imagis Technologies, Inc., a company that develops facial recognition software for security applications. Based on the continued trading of Imagis common stock below the original purchase price for a prolonged period of time, we recognized an other-than-temporary impairment of the carrying value of this investment.

In August 2002, we purchased a minority equity interest in CXR Limited, a United Kingdom based research and development company that develops real time tomography systems. In June 2004, we increased our equity interest in CXR Limited to approximately 75%.

In November 2002, we acquired all the outstanding capital stock of Ancore Corporation (“Ancore”), a Santa Clara, California based privately held high-technology developer and provider of advanced inspection systems for aviation security, port and border inspection and counter-terrorism. Consideration paid for the acquisition consisted of a combination of our Common Stock and cash of approximately $10.4 million including professional fees associated with the acquisition. In addition, during the five years following the close, contingent consideration is payable based on sales of certain Ancore products. The contingent consideration is capped at $34.0 million.

In August 2003, we acquired the military, laser-based training business of Schwartz Electro-Optics, Inc. in a bankruptcy-court supervised auction. At the close of the transaction we paid approximately $3.7 million including professional fees associated with the acquisition. The acquisition was made through a newly formed, wholly owned subsidiary, OSI Defense Systems, LLC (“OSI Defense Systems”). The acquired business develops and manufactures tactical engagement simulation systems, man worn laser detectors, small arms transmitters, controller guns and a variety of targeting systems for the defense industry.

In October 2003, we acquired the assets of a manufacturing services company specializing in surface mount technology lines and PC board assembly operations for approximately $4.5 million including professional fees associated with the acquisition. The acquisition was made through a wholly owned subsidiary, OSI Electronics, Inc.

In November 2003, we acquired substantially all remaining assets of Schwartz Electro-Optics, Inc. in a bankruptcy-court supervised auction. We paid approximately $1.6 million, including the assumption of certain liabilities and bankers’ fees. The acquired assets comprise a business for the design, sales and manufacturing of laser-based systems used in traffic management, precision agricultural management, and precision mapping and surveying. The business, located in Orlando, Florida, now operates under the name OSI Laserscan. The acquisition was made through our wholly owned subsidiary, OSI Defense Systems.

In December 2003, we acquired substantially all of the assets of J&D Engineering (UK) Limited, a company registered in England and Wales. We paid approximately 367,000 pounds sterling (or approximately $649,000) including acquisition costs. A further 93,000 pounds sterling (or approximately $171,000) was paid during the quarter ended March 31, 2004. The acquired assets comprise a business for the design, manufacturing, and sale of, among other products, metal frames for x-ray scanners.

In January 2004, we completed the acquisition of Advanced Research & Applications Corp. (“ARACOR”), a privately held company located in Sunnyvale, California. Consideration for the acquisition consisted of an initial cash payment of approximately $17.6 million (net of cash acquired), including acquisition costs. Furthermore, during the seven years following the close, contingent consideration is payable based on ARACOR’s net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. The acquisition of ARACOR broadens our security product portfolio through ARACOR’s mobile x-ray inspection system, the Eagle, which is designed for container scanning at busy seaports.

In January 2004, minority shareholders of our RapiTec, Inc. (“RapiTec”) subsidiary accepted an offer by us to purchase all shares of RapiTec common stock held by them. As a result of the transaction, we now wholly own RapiTec. Consideration paid for the share purchase transaction consisted of an initial cash payment of approximately $820,000, of which $536,000 was allocated to goodwill. Subsequent to the year ended June 30, 2004, a second cash payment of approximately of $150,000 is due to the former minority shareholders of RapiTec, due to RapiTec meeting certain performance requirements. This amount will be recorded as goodwill.

In March 2004, we completed the acquisition of Spacelabs Medical, based in Issaquah, Washington, from Instrumentarium Corporation for approximately $47.9 million in cash (net of cash acquired), including acquisition costs. Spacelabs Medical is a leading global manufacturer and distributor of patient monitoring systems for critical care and anesthesia, wired and wireless networks, clinical information connectivity solutions, ambulatory blood pressure monitors, and medical data services. These are areas in which we have considerable interest as they represent a natural extension of our engineering and manufacturing expertise and will add to our presence in the medical device industry. The installed base of Spacelabs Medical’s patient monitoring systems consists of approximately 100,000 units worldwide, with 60,000 in the United States, 30,000 in Europe and 10,000 in Asia. In June 2004, we notified Instrumentarium Corporation’s parent, GE Medical Systems, of a working capital and retention bonus adjustment resulting in what we believe to be a downward adjustment of the purchase price in the amount of $25.9 million. In September 2004, GE Medical Systems responded that it believes the amount of the downward adjustments to be approximately $7.8 million. No amounts have been recorded in the financial statements in relation to the expected reduction in the purchase price. The amount of the final adjustment will be resolved by way of a process established in the purchase agreement.

Capitalizing on Vertical Integration.    Our vertical integration provides several advantages in our security and inspection, medical monitoring and imaging and optoelectronic devices and value-added subsystem product lines. These advantages include reduced manufacturing and delivery times, lower costs due to our access to competitive international labor markets, direct sourcing of raw materials and quality control. We also believe that we offer significant added value to our original equipment manufacturer customers by providing a full range of vertically-integrated services including component design and customization, subsystem concept design and application engineering, product prototyping and development, efficient pre-production, and short-run and high volume manufacturing. We believe that our vertical integration differentiates us from many of our competitors and provides value to our original equipment manufacturer customers who can rely on us to be an integrated supplier of optoelectronic devices and value-added subsystems. We intend to continue to leverage our vertically integrated services to create greater value for our customers in the design and manufacture of our products. We believe that this strategy better positions us for penetration into other end markets.

Capitalizing on Global Presence.    We operate from locations in North America, Europe and Asia. We view our international operations as providing an important strategic advantage over competitors in each of the security inspection, medical monitoring and imaging systems, and optoelectronic devices and subsystems market for three primary reasons. First, international manufacturing facilities allow us to take advantage of competitive labor rates in order to be a low cost producer. Second, our international offices strengthen our sales and marketing efforts and our ability to service and repair our systems by providing direct access to growing foreign markets and to our existing international customer base. Third, multiple manufacturing locations allow us to reduce delivery times to our global customer base. In the future, we intend to develop new sources of manufacturing and sales capabilities to maintain and enhance the benefits of our international presence.

Selectively Entering New Markets.    We intend to selectively enter new markets that complement our existing capabilities in the design, development and manufacture of security systems, medical products, and optoelectronic devices and value-added subsystems. We believe that by manufacturing other end products that rely on our existing technological capabilities, we will leverage our integrated design and manufacturing infrastructure to capture greater margins and to build a larger presence in those new end markets that present attractive competitive dynamics. We intend to achieve this strategy through internal growth and through selective acquisitions of end-product manufacturers.

Products and Technology

We design, develop, manufacture and sell products ranging from complex security and inspection systems to medical imaging and monitoring systems to discrete optoelectronic devices and value-added subsystems.

Security and Inspection Systems.    We design, manufacture and market security and inspection systems worldwide to end users under trade names including “Rapiscan,” “Ancore,” “PFNA,” “Eagle,” “Metor,” and “Secure.” These products are used to inspect people, baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

In recent years, and especially after the terrorist attacks of September 11, 2001, security and inspection products have increasingly been used at a wide range of facilities other than airports. Moreover, the non-security use of such equipment, such as manifest verification by customs agencies at border crossings, or agricultural products inspection, has also grown. As a result of the additional markets, we have successfully diversified sales channels for our security and inspection products. Of our security and inspection revenues, the percentage derived from the sale of inspection products to airlines and airports was approximately 24.5% in fiscal year 2002, 28.8% in fiscal year 2003 and 16.5 % in fiscal year 2004, and the balance of such revenues were derived from all other sales.

Many of our inspection and detection products combine the use of x-ray technology with our optoelectronic capabilities. Such products include dual- or multi-energy x-ray technology with computer enhanced imaging technology to facilitate the detection of materials such as explosives, narcotics, currency or other contraband. While all x-ray systems produce a two-dimensional image of the contents of the inspected object, the dual-energy x-ray systems also measure the x-ray absorption of the inspected object’s contents at two x-ray energies to determine the atomic number, mass and other characteristics of the object’s contents. The various organic and non-organic substances in the inspected object appear to operators of the inspection systems in various colors and this visual information can be used to identify and differentiate the inspected materials. These inspection systems range in size from compact tabletop systems to large cargo, port and border inspection systems comprising entire buildings through which trucks, shipping containers or pallets are transported.

Some of our inspection products require an operator to monitor the images produced by the inspection equipment. Depending on the model, our products permit the operator to inspect the contents of packages at varying image modes and magnifications. The images range from the monochrome and pseudo-color images produced by single energy x-ray imaging systems, to high resolution, multi-color images produced by our computer enhanced dual-energy models. We believe that our Rapiscan 500 and 600 series machines provide one of the highest quality images currently available in the x-ray security and inspection industry.

We also manufacture inspection products that automatically and non-invasively detect explosives and other contraband through the use of pulsed fast neutron and thermal neutron technologies. Such technologies permit the operator to inspect cargo, vehicles, and small parcels based on the distinctive chemical composition of various forms of contraband. Our Pulsed Fast Neutron Analysis (“PFNA”) systems use a penetrating beam of fast neutrons to measure the elemental contents (oxygen, nitrogen, etc.) within scanned objects (cargo containers, trucks, etc.) and identify elemental signatures of explosives, drugs or other contraband. The PFNA system then displays to the system operator a three-dimensional image of the scanned object, identifying the location and type of contraband found. Our Thermal Neutron Analysis systems use a similar technology to detect bulk quantities of explosives and drugs concealed in trucks or cargo containers.

Our cargo, vehicle, port, and border screening applications utilize high-energy x-ray as well as gamma-ray and neutron technologies along with computer-enhanced imaging. Such cargo inspection product configurations currently include fixed-site, relocatable, rail, and mobile systems. These products are primarily used to verify the contents of trucks or cargo containers, and to detect the presence of contraband. They offer significant improvements over past methods of cargo screening, such as manual searches, as our cargo systems are faster, more thorough, and do not subject the cargo to pilferage. Entire shipping containers or trucks can be screened in seconds.

Our cargo inspection systems currently include fixed site, relocatable, and mobile systems. Fixed-site systems consist of a permanent structure in which trucks or containers are subjected to high-energy x-ray, gamma-ray, or neutron inspection. Fixed site projects installed or currently under construction include systems in the United States, Hong Kong, Mexico, and Taiwan. Relocatable systems use similar technologies, but consist of structures that can be relocated among pre-positioned pads. Several relocatable systems were recently delivered to the Korean Customs Service. Mobile systems are truck-mounted systems using high-energy x-ray or gamma-ray for the inspection of vehicles or cargo containers. The mobile systems can be quickly deployed where needed. Mobile systems have been sold or are currently under production for customers including government agencies in the United States, Malaysia, and Romania.

Our security and inspection systems group also offers a line of walk-through metal detection and hand-held examination products for screening people in airports, amusement parts, banks, courthouses, government buildings, sports arenas, and other venues. Our walk-through metal detection systems utilize pulse induced magnetic fields combined with microprocessor based electronics, which provide uniform detection of ferrous and non-ferrous metallic objects. The technologies range from dual-channel crossed magnetic fields to multi-zone coil configurations. Our “Secure” brand product line, also for hands-off examination, uses extremely low dose backscatter x-ray imaging to detect contraband and weapons concealed underneath clothing and hair. The system provides enhance screening compared to metal detectors as it displays anomalies caused by very small amounts of metal as well as non-metallic items. As a result, our “Secure” products can simultaneously locate and detect conventional metal weapons, as well as ceramic knives, explosives, illicit drugs, precious metals, cameras, recording devices and other contraband or security threats.

The following table sets forth certain information related to the standard security and inspection products that we currently offer. We do, however, also customize our standard products to suit specific applications and customer requirements:

MODEL (Technology)	APPLICATIONS	LIKELY INSTALLATIONS
ARACOR Eagle	Inspection of cargo containers and vehicles	Border crossings High-security facilities Seaports

Ancore Cargo Inspector	Material-specific PFNA inspection of cargo and vehicles	Seaports Airports/Air cargo terminals Border crossings

Rapiscan 500 Series -Large Tunnel (single view and dual view 320-450 kV x-ray source)	Large pallet inspections Cargo, port and border inspections	Airports Border crossings Freight shippers Seaports

Rapiscan Series 2000 Cargo Inspection Systems	Fixed-site cargo inspection systems	Border crossings Customs facilities Seaports

Rapiscan Series 3000 Cargo Inspection System	Relocatable and mobile cargo inspection	Border crossings Customs facilities High-security facilities Seaports

Rapiscan Series 4100 Gamma Ray Truck Validation System	Validation of truck, shipping container and railroad car manifests	Border crossings Railroad cars

Rapiscan Series 4200 Gamma Ray Mobile Detection Systems	Inspection of vehicles, cargo containers, and air pallets	Airports Border crossings High-security facilities Seaports

MODEL (Technology)	APPLICATIONS	LIKELY INSTALLATIONS
Vehicular Explosive Detection System	Non-invasive material-specific detection of explosives in cars or trucks	Border crossings High-security events Seaports Security checkpoints

Rapiscan 519	Inspection of incoming packages Mail inspection	Courthouses Embassies Post offices

Rapiscan 500 and 600 Series -Standard Tunnel (single view and dual view 140 kV x-ray source, single energy and dual energy)	Airport hand carried and checked baggage Pallet inspections Customs inspections Agriculture inspection Facilities security Events security	Airports Border crossings Cruise ships Freight carriers Nuclear facilities Prisons

Rapiscan 500 Series -Mobile Systems (x-ray van or trailer)	Mobile x-ray inspections of luggage or small parcels	Airports Customs inspections Border crossings

Small Parcel Explosive Detection System	Non-invasive material-specific detection of explosives in hand-carried items and packages	Airport lobbies Government facilities Post offices

Threat Image Projection	Operator performance monitoring	Available for a majority of Rapiscan 500 Series Systems

Metor 100 Series	Walk-through metal detection	Airports Courthouses Government buildings

Metor 200 Series	Multi-zone walk-through metal detection	Airports Prisons Nuclear facilities Government buildings Courthouses

Secure 1000 (non-intrusive personal screening system)	High-security “hands-off” personnel inspection	Airports Border crossings Customs Military facilities Prisons

Medical Monitoring and Imaging Systems.    In the medical field, we design, develop, manufacture, and market patient monitoring systems, network connectivity solutions, ambulatory blood pressure monitors, and related services under trade names including “Spacelabs,” “Ultracare” and “Ultraview.” We also design, develop, manufacture and market arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools under trade names including “Dolphin” and “NuCat” and peripheral bone densitometers under trade names including “DTX-200” and “DTU-One.”

Our “Ultraview” patient monitors are used in perioperative, critical care and emergency ward environments. We also offer patient monitors for virtually all applications in the hospital, including neonatal, pediatric and adult critical and emergency care, as well as anesthesia and sub-acute care. WinDNA, based on Citrix application server technology, is a feature of many of these products which allows clinicians to view and control Microsoft

Windows applications on the patient monitor’s display, eliminating the need for separate terminals in the patient’s room. Attending nurses can thereby check laboratory results and other reports, enter orders, review protocols, and do charting right at the patient’s bedside. Inputs can be made using a mouse, keyboard, and touchscreen.

For electrocardiograph monitoring or multiparameter monitoring of ambulatory patients, we offer a digital telemetry system. The system operates between 608 and 614 MHz, a band not used for private land mobile radio, business radio services or broadcast analog and digital television. The “Ultraview” Digital Telemetry solution comprises a lightweight and compact transmitter that enables monitoring of heart rate, ST segment, arrhythmia and continuous SpO2 (Pulse Oximetry). The multiparameter transmitter also integrates with our “Ultralite” ambulatory blood pressure monitor for the transmission of non-invasive blood pressure values to a central station or a multi-disclosure and information system.

We are also a world leader in ambulatory blood pressure monitoring, which is a routine procedure in many European countries and is increasingly being used in the United States. Many physicians are using ambulatory blood pressure monitoring to detect “white coat” hypertension, a condition in which people experience elevated blood pressure in the doctor’s office but not in their daily lives. Hypertension affects approximately 50 million Americans and is particularly prevalent in the Medicare population. Ambulatory blood pressure monitoring is also used to adjust drug therapies for hypertensive patients. It is estimated that as many as 20% of the persons diagnosed with hypertension based on blood pressure measurements taken in their physicians’ offices are not actually hypertensive. Ambulatory blood pressure monitoring helps improve diagnostic accuracy and minimize the associated costs of treatment.

Our medical monitoring and imaging systems group also manufactures and distributes the “DTX-200”, a dual energy x-ray forearm densitometer, which is used to diagnose osteoporosis as well as to provide follow-up bone density measurements and the “DTU-One”, a calcaneus ultrasound scanner. The “DTU-One” is the first commercially available ultrasound scanner using imaging capability for the diagnosis of osteoporosis.

We develop next-generation pulse oximetry instruments and compatible pulse oximetry sensors under the “Dolphin One” product line. “Dolphin One” products include the “Voyager”, “Dolphin 2100” and “Dolphin 2150”. The Voyager is the first personal data assistant-based pulse oximetry product on the market. Our medical monitoring and imaging systems group also manufactures and distributes, under the “Dolphin 2000”, “Aristo” and “NuCat” product lines, sensors that are compatible with products made by other manufacturers of pulse oximetry technologies.

Finally, we believe that a substantial market exists for disposable supplies such as patient electrodes, specialty graph paper, sensors and connecting lead wires that are used with medical devices. As a result, we sell a broad line of such supplies as an adjunct to our medical device sales. In most cases, these products are obtained from original equipment manufacturers and are manufactured to our specifications.

The following table sets forth certain information related to the standard medical products we currently offer:

MODEL (Technology)	APPLICATIONS	LIKELY INSTALLATIONS
DTX-200 DEXA Bone Densitometer	Detection, diagnosis, and follow up of treatment of osteopenia and osteoporosis	Physician offices Integrated practice groups Medical clinics Small hospitals

DexaCare G4 DEXA Bone Densitometer	Detection, diagnosis, and follow up of treatment of osteopenia and osteoporosis	Physician offices Integrated practice groups Medical clinics Small hospitals

MODEL (Technology)	APPLICATIONS	LIKELY INSTALLATIONS
DTU-One Ultrasound Scanner	Detection of osteopenia and osteoporosis	Physician offices Integrated practice groups Medical clinics Small hospitals

Intesys Clinical Suite ICS	Solutions to make patient data available anytime, anywhere, even from outside the hospital	All hospital care areas

Model 2100 Pulse Oximeter	Vital signs monitoring of critically ill patients	Critical care units within hospitals of all sizes

Maternal Obstetrical Monitor	Monitoring of mother and fetus, as well as newborn	Labor and delivery areas within hospitals

Ultraview SL 2400	Patient monitoring at the bedside and in transport	All hospital care areas

Ultraview SL 2700	Patient monitoring at the bedside	All hospital care areas

Ultraview SL 2800	High-end patient monitoring at the bedside	All hospital care areas

Ultraview SL 3800	Centralized, real-time monitoring surveillance of patients	Central nurses’ stations within hospitals

Voyager Pulse Oximeter	Spot check assessment of critically ill patients	Critical care units within hospitals of all sizes

Optoelectronic Devices and Value-Added Subsystems.    Optoelectronic devices generally consist of both active and passive components. Active components sense light of varying wavelengths and convert the light detected into electronic signals, whereas passive components amplify, separate or reflect light. The active components we manufacture consist of silicon, Gallium Arsenide, and Indium Gallium Arsenide photodetectors. Passive components include lenses, prisms, filters, mirrors and other precision optical products that are used by us in the manufacture of our optoelectronic products or are sold to others for use in telescopes, laser printers, copiers, microscopes and other detection and vision equipment. The devices we manufacture are both standard products and products customized for specific applications and are offered either as components or as subsystems.

In addition to the manufacture of standard and original equipment manufacturer products, we also specialize in designing and manufacturing customized optoelectronic devices and value-added subsystems for use in a wide range of products and equipment. An optoelectronic subsystem typically consists of one or more optoelectronic devices that are combined with other electronic components and packaging for use in an end product. The composition of a subsystem can range from a simple assembly of various optoelectronic devices that are incorporated into other subsystems (for example, a printed circuit board containing our optoelectronic devices) to complete end-products (for example, medical pulse oximeter probes that we manufacture and package on behalf of an original equipment manufacturer customer and then ship directly to the customer or the customer’s distributors). We manufacture subsystems for a variety of applications, such as fiber optics, imaging electronics for medical CT scanners, disposable and reusable medical probes for use with medical pulse oximetry equipment, components and subsystems for laser gyroscopes used in military and commercial aviation, optoelectronic subsystems for slot machines, laser subsystems in military helicopter gun sighting equipment, positioning subassemblies for computer peripheral equipment, alignment subsystems for laser heads in optical disc drives, and detection subsystems for submarines.

We have recently developed two-dimensional back-illuminated detector technology for security, medical, and other industrial applications. This technology overcomes the limitations of conventional detectors by providing finer detector pitch density. We expect that this technology will be used in high-resolution multi-slice CT scanners and other applications requiring improved image resolution.

Markets, Customers and Applications

Security and Inspection Products.    Since entering the security and inspection products market in 1993, we have shipped over 10,000 x-ray systems and over 40,000 metal detectors to over 75 countries. The following is a representative list of certain customers and/or installations that have purchased our security and inspection products:

OVERSEAS	DOMESTIC
Domodedova Airport, Moscow, Russia	Department of Homeland Security
Gatwick Airport, United Kingdom	Transportation Security Administration
Heathrow Airport, United Kingdom	U.S. Marshals Service
TNT Freight, United Kingdom	Federal Reserve Banks
Japanese Embassies, worldwide	Federal Protective Service
Malaysian Airport Board, Malaysia	United States Customs and Border Protection
Dubai Airport, United Arab Emirates	California Department of Corrections
United Kingdom Prison System, United Kingdom	Federal Bureau of Prisons
INFRAERO, airports, Brazil	United States Department of Agriculture
Chek Lap Kok Airport, Hong Kong	New York City Police Department
Pudong Shanghai International Airport, China	Royal Caribbean Cruises
Kremlin, Russia	United States Department of Corrections
New Zealand Customs, New Zealand	Cunard Line
Vatican City	United States Air Force
Narita Airport, Japan
CKS International Airport, Taiwan
Korean Customs Service, South Korea

The market for most security and inspection products developed in response to civilian airline hijackings. Consequently, a significant portion of our security and inspection products was sold and continues to be sold for use at airports. Recently, however, our security and inspection products have been used for security purposes at locations in addition to airports, such as courthouses, office buildings, mailrooms, schools, prisons and high-profile locations such as Buckingham Palace, the Kremlin, and the Vatican. In addition, our security and inspection products are increasingly being used for non-security purposes, such as for cargo inspection to detect narcotics and contraband and to verify manifests, prevention of pilferage at semiconductor manufacturing facilities, quality assurance, and the detection of gold and currency. The September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners likely will continue to cause increasing levels of airport security measures, which have resulted in an increase in sales of our security and inspection products as compared to previous levels.

In September 1998, we entered into an agreement with what was then known as the Federal Aviation Administration, now the Transportation Security Administration, for advanced contraband detection systems with threat image projection features. The systems began to ship to Category X airports (designated due to their high security priority) in the United States during fiscal year 1999. Systems were shipped each year since fiscal year 2000 and will continue to be shipped during fiscal year 2005. In addition, the Transportation Security Administration ordered Rapiscan shoe scanning x-ray technology to supplement airport checkpoint screening.

In April 2000, the U.S. Government awarded us a contract to provide x-ray screening systems at selected airports throughout the United States. Under the contract, the U.S. Government has the right to purchase from us up to 800 systems, for which the aggregate purchase price would be approximately $40 million. In fiscal years 2001 through 2004 our installed-base totaled approximately 750 systems under this contract. We expect to ship additional systems during fiscal year 2005.

Since 2001, we have completed the delivery of fixed site, relocatable, or mobile cargo inspection systems to governments and government agencies in Hong Kong, Malaysia, Romania, South Korea, Taiwan, and other locations.

Medical Monitoring and Imaging Systems.    Our medical monitoring and imaging systems are manufactured and distributed globally for use in critical care, emergency and perioperative areas within hospitals. We also provide wired and wireless networks and clinical information access solutions, ambulatory blood pressure monitors and medical data services. Our Spacelabs Medical subsidiary has an installed base of approximately 100,000 patient monitoring units and 30,000 ambulatory blood pressure monitors worldwide. Our medical monitoring and imaging systems business has distributors in over 70 countries and subsidiary or branch offices in the United States and internationally in Austria, Canada, Finland, France, Germany, Greece, India, Italy, Singapore, Malaysia, and the United Kingdom.

In March 2004, our medical monitoring and imaging systems group was awarded a contract to supply over 100 monitors to the Chi Mei Liu-Ying hospital in Liu-Ying, Taiwan. Chi Mei Liu-Ying is a branch hospital located approximately 60 kilometers from Chi Mei main hospital. The contract was awarded to us, in part, because our monitoring systems allowed these two hospitals to easily share data and information between their sites.

In June of 2004 we were awarded a contract to become the major supplier of patient monitoring equipment for the Shanghai SARS Center in Shanghai, China. The center is a new, approximately 500-bed facility, that will serve as a reference standard for communicable disease control hospitals engaged in the treatment and monitoring of SARS (Severe Acute Respiratory Syndrome) cases in China.

Also in June 2004, Spartanburg Regional Medical Center, located in Spartanburg, South Carolina, agreed to standardize its institution-wide patient monitoring equipment with our monitors as part of its ongoing commitment to patient care and safety. The new monitors, which can be customized for each patient’s needs, will enable clinicians to securely access live patient data when and where they need it. This means clinicians will be able to obtain a complete patient profile, including other information available through the central information system such as lab and radiology reports, and medical records, from multiple sources without leaving the patient.

The following is a representative list of certain customers and/or installations that have purchased our medical monitoring and imaging products:

OVERSEAS	DOMESTIC
Diaconessenhuis Meppel, Netherlands	Albany Medical Center, Albany, NY
Evangelisches Krankenhaus Bethesda, Germany	Condell Medical Center, Liberty, IL
Klinik St. Josef, Belgium	Duke Univ. Medical Center, Durham, NC
LKW Villach, Austria	Harborview Medical Center, Seattle, WA
Ramguiel University Hospital, France	Lakeland Regional Medical Center, Lakeland, FL
Schüchtermannklinik, Germany	Methodist Hospital, Houston, TX
St Vincent’s Hospital, Australia	Northside Hospital, Atlanta, GA
St. Elisabeth Ziekenhuis, Netherlands	Spartanburg Reg.Healthcare System, Spartanburg, SC
Ulleval Sjukhus, Norway	Tulane Univ. Hospital and Clinic, New Orleans, LA
Universitätsspital Zürich, Switzerland	Women & Infants Hospital, Providence, RI

Optoelectronic Devices and Value-Added Subsystems.    Our optoelectronic devices and value-added subsystems are used in a broad range of products by a variety of customers. The following table illustrates the major product categories for which we provide optoelectronic products and certain representative customers in each category. We expect that the list of product categories, the amount of business derived from each such product category, and the composition of our major customers will vary from period to period.

PRODUCT CATEGORY	REPRESENTATIVE MAJOR CUSTOMERS
Aerospace and Avionics	Honeywell Avionics Northrop Grumman

Analytical, Medical Diagnostics and Particle Analyzers	Johnson & Johnson Beckman Coulter

Bar Code Scanners	Symbol Technologies Mettrologic Instruments NCR

Construction and Industrial Automation	Spectra Physics Dr. Johannes Heidenhain Baumer Electric

Fiber Optics/Telecommunications	JDS Uniphase Bookham Technology

Gaming Industry	Bally Gaming

Homeland Security	InVision Technologies Bio-Imaging Research Gilardoni

Medical Monitoring	Datascope BCI Invivo Research

Military/Defense and Weapons Simulations	Cubic Defense Systems Lockheed Martin Raytheon Norsk Forsvarstekmol

Office Automation and Computer Peripherals	Xerox Eastman Kodak

Toll and Traffic Management Systems	TransCor Florida Department of Transportation Computer Sciences Corporation

Marketing, Sales and Service

We market and sell our security and inspection products worldwide through a direct sales and marketing staff of approximately 60 employees located in the United States, Canada, Finland, Malaysia, Singapore, and the United Kingdom, in addition to a global network of independent sales representatives. This sales staff is supported by a service organization of approximately 90 persons located primarily in the United States, Finland, Malaysia, and the United Kingdom and a global network of independent distributors. We also support these sales and customer relations efforts by providing operator training, computerized training and testing equipment, in-country service, software upgrades, service training for customer technicians and a newsletter on security issues.

We market and sell and our medical monitoring and imaging products through a direct sales and marketing staff of approximately 225 sales personnel and 170 service personnel worldwide located in the United States, Austria, Canada, Finland, France, Germany, Greece, Italy, and Singapore, in addition to a global network of independent distributors. We also support these sales and customer service efforts by providing operator in service training, software updates and upgrades, and service training for customer biomedical staff and distributors.

We market and sell our optoelectronic devices and value-added subsystems, through both a direct sales and marketing staff of approximately 25 employees located in the United States, Singapore, Malaysia, and Norway and indirectly through a global network of independent sales representatives and distributors. Most of our in-house sales staff is based in the United States while most of our independent sales representatives and distributors are located abroad. This sales staff is supported by an applications engineering group whose members are available to provide technical support. This support includes designing applications, providing custom tooling and process integration, defining solutions for customers and developing products that meet customer defined specifications.

We consider our maintenance service operations to be an important element of our business. After the expiration of our standard product warranty periods, we are sometimes engaged by our customers to provide maintenance services for our security and inspection products through annual maintenance contracts. We provide a variety of service and support options for our medical monitoring and imaging systems customers, ranging from complete on-site repair and maintenance service and telephone support to parts exchange programs for customers with the internal expertise to perform a portion of their own service needs. We believe that our international maintenance service capabilities allow us to be competitive in selling our security and inspection products as well as our medical monitoring and imaging products. Furthermore, we believe that as our installed base of both our security and inspection and medical monitoring and imaging products increase, revenues generated from such annual maintenance service contracts and from the sale of replacement parts will increase.

Research and Development

Our security and inspection systems are designed at our facilities in Hawthorne, Santa Clara, and Sunnyvale, California and internationally in Finland, Malaysia, India and the United Kingdom. These products include mechanical, electrical, electronic, digital electronic and software subsystems, which are all designed by us. In addition to product design, we provide system integration services to integrate our products into turnkey systems at the customer site. We support cooperative research projects with government agencies and, on occasion, provide contract research for our customers and government agencies.

Our medical monitoring and imaging systems are designed and engineered at our facilities in Issaquah, Washington while our medical diagnostic and imaging systems are designed and engineered at our facilities in Hawthorne, California. Such systems include mechanical, electrical, digital electronic and software subsystems, all of which are designed by us. We are also currently involved, both in the U.S. and abroad, in several research projects aimed at improving our medical systems and at expanding our current product line.

Our optoelectronic devices and value-added subsystems are primarily designed and engineered at our facilities in Camarillo, Hawthorne, Newbury Park, and Upland, California, Orlando, Florida, and Ocean Springs, Mississippi and internationally in India, Malaysia, and Norway. We engineer and manufacture subsystems to solve the specific application needs of our original equipment manufacturer customers. In addition, we offer entire subsystem design and manufacturing solutions. We consider our engineering personnel to be an important extension of our core sales and marketing efforts.

In addition to close collaboration with our customers in the design and development of our current products, we maintain an active program for the development and introduction of new products, enhancements and improvements to our existing products, including the implementation of new applications of our technology. We seek to further enhance our research and development program and consider such program to be an important element of our business and operations. As of June 30, 2003, in addition to the engineers that we employed in manufacturing, process design and applications development, we engaged approximately 255 full-time engineers, technicians and support staff in research and development. During fiscal year 2002, our research and development expenses were $6.4 million, in 2003 they were $8.9 million, in 2004 they were $14.6 million. The increase in 2004 reflects increased research and development spending for our security and inspection side of our business and inclusion of research and development expenses of our recent acquisitions of Spacelabs Medical and OSI Laserscan. In order to fulfill our strategy of enhancing our security and inspection product lines and of improving the capabilities of our existing products, we intend to continue to invest in our research and development efforts in the future.

Manufacturing and Materials Management

We currently have manufacturing facilities for our security and inspection systems in Hawthorne, Santa Clara, and Sunnyvale California and internationally in Canada, Finland, Malaysia, Singapore, and the United Kingdom. We have manufacturing facilities for our medical monitoring and imaging systems in Hawthorne, California and Issaquah, Washington and internationally in India, Malaysia, and Singapore. We have manufacturing facilities for our optoelectronic devices and value-added subsystems in Camarillo, Hawthorne, Newbury Park, and Upland, California and Ocean Springs, Mississippi and internationally in Malaysia, Singapore, and Norway. Our principal manufacturing facility is in Hawthorne, California. However, most of our high volume, labor intensive manufacturing and assembly is performed at our facility in Malaysia. Since most of our customers currently are located in Asia, Europe and the United States, our ability to assemble products in these markets and provide follow-on service from offices located in these regions is an important component of our global strategy.

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

The principal raw materials and subcomponents used in producing our security and inspection systems consist primarily of x-ray generators, linear accelerators, detectors, data acquisition and computing devices, conveyor systems and video monitors. Substantially all of the optoelectronic devices, subsystems, and circuit card assemblies used in our inspection and detection systems are manufactured in-house. The x-ray generators used in our passenger and baggage screening inspection and detection systems are also manufactured in-house, while the x-ray generators and linear accelerators used in our large cargo screening inspection and detection systems are purchased from unaffiliated third party providers. We purchase the metal enclosures of the x-ray systems, x-ray tubes, computer hardware and certain standard mechanical parts from unaffiliated third party providers.

The principal raw materials and subcomponents used in producing our medical monitoring and imaging systems consist of printed circuit boards, housings, cables, filters and packaging materials. We purchase certain devices, including computers, peripheral accessories and remote displays from unaffiliated third party providers.

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

Patents, Trademarks, and Licenses

Trademarks. We have used, registered, and applied to register certain trademarks and service marks to distinguish our products, technologies and services from those of our competitors in the U.S. and in foreign countries. We enforce our trademark, service mark, and trade name rights in the U.S. and abroad.

Patents. We hold a number of U.S. and foreign patents relating to various aspects of our security and inspection products, medical imaging and monitoring systems, and optoelectronic devices and subsystems. Our current patents will expire at various times between 2006 and 2021. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity. Although we believe that our patents have value, there can be no assurance that our patents, or any additional patents that may be issued in the future, will provide meaningful protection from competition.

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

In December 1998, as part of the settlement of certain litigation, we and Lunar Corporation (“Lunar”) entered into a license agreement pursuant to which we were granted a fully paid up worldwide, nonexclusive license under U.S. Patent Nos. 4,626,688 (the “688 patent”) and 5,138,167 (the “167 patent”) in the non-medical field. Prior to our acquisition of Osteometer in September 1998, Osteometer had also been involved in litigation with Lunar regarding the 688 and 167 patents. In December 1998, the parties to this litigation entered into a settlement agreement. As a part of the settlement, the parties entered into a license agreement pursuant to which Osteometer was granted a worldwide, nonexclusive license under the 688 and 167 patents for certain bone densitometers. We make royalty payments on sales of the licensed products.

We believe that our patents, trademarks, and licenses are important to our business. The loss of some of our patents, trademarks, or licenses might have a negative impact; however, we operate in a competitive environment with a known customer base and rely mainly on providing value for money with quality products and services to ensure continuing business.

Environmental Regulations

We are subject to various federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling, and disposal of certain hazardous substances and wastes used or generated in the manufacturing and assembly of our products. Under such laws, we may become liable for the costs of removal or remediation of certain hazardous substances that have been or are being released on or in our facilities or that have been or are being disposed of off site as waste. Such laws may impose liability without regard to whether we knew of, or caused, the release of such hazardous substances. We have conducted Phase I environmental site assessments for each of our properties in the United States at which we manufacture products. The purpose of each such report is to identify, as of the date of such report, potential sources of contamination of the property from past and present activities or from nearby operations. In certain cases, we have conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants. We believe that we are currently in compliance with all material environmental regulations in connection with our manufacturing operations, and that we have obtained all material environmental permits necessary to conduct our business. The amount of hazardous substances and wastes produced and generated by us may increase in the future depending on changes in our operations. Any failure by us to comply with present or future regulations could subject us to the imposition of substantial fines, suspension of production, alteration of manufacturing process or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

During one such investigation, we discovered soil and groundwater contamination at our Hawthorne, California facility. We filed the requisite reports concerning this problem with the appropriate environmental authorities in fiscal year 2001. We have not yet received any response to such reports, and no agency action or litigation is presently pending or threatened. We also have notified the prior owners of the facility and the present owners and tenants of adjacent properties concerning the problem and have requested from such parties agreements to toll of the statute of limitations with respect to actions against such parties with respect to the contamination in order that we may focus our attention on resolution of the contamination problem. Our site was previously used for semiconductor manufacturing similar to that presently conducted on the site by us, and it is not presently known who is responsible for the contamination and the remediation. The groundwater contamination is a known regional problem, not limited to our premises or our immediate surroundings.

We recently were informed of soil and groundwater remediation efforts at a facility that our Ferson Optics subsidiary previously leased in Ocean Springs, Mississippi. Ferson Optics occupied the facility until October 2003. We believe that the owner and previous occupants of the facility have primary responsibility for such remediation and have an agreement with the facility’s owner under which the owner is responsible for remediation of pre-existing conditions. However, we are unable at this time to ascertain whether Ferson Optics bears any exposure for remediation costs under statutes or regulations.

Competition

The markets in which we operate are highly competitive and characterized by evolving customer needs and rapid technological change. We compete with a number of other manufacturers, some of which have significantly greater financial, technical and marketing resources than we have. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, adapt more quickly to changes in customer requirements, have stronger customer relationships, have greater name recognition, and may devote greater resources to the development, promotion and sale of their products than we do. There can be no assurance that we will be able to compete successfully against any current or future competitors in the security and inspection systems, medical imaging and monitoring, or optoelectronic devices and subsystems markets or, that future competitive pressures will not materially and adversely affect our business, financial conditions and results of operations.

In the security and inspection market, competition is based primarily on such factors as product performance, functionality and quality, the overall cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence, and breadth of sales and service organization. We believe that our principal competitors in the market for security and inspection products are the Security and Detection Systems division of L-3 Communications Corporation, the Smiths Detection division of Smiths Group plc, American Science and Engineering, Inc., Science Applications International Corporation, Control Screening L.L.C., CEIA SpA, Garrett Electronics, Inc., and Nuctech Company Limited. Competition could result in price reductions, reduced margins, and loss of our market share. In the airline and airport security and inspection market, particularly in the upgrade and replacement market, we also compete for potential customers based on existing relationships between our competitors and the customers. Certain of our competitors have been manufacturing inspection systems since the 1980s and have established strong relationships with airlines and airport authorities. We believe that the image quality and resolution of certain of our security and inspection products is superior to the image quality offered by most of our competitors’ x-ray based inspection products. Additionally, our true multi-zone metal detection technology provides the ability to detect small metallic objects and offer higher levels of discrimination in weapons-screening applications. Although we also have established relationships with a number of airport and airline customers, we can provide no assurance that we will be able to successfully compete in the future with existing competitors or with new entrants. In the large cargo inspection systems market, we compete for potential customers based on price, performance and the ability to design both standard and customized products. Several of our competitors have operated in this area for longer than we have. However, due to our recent successes in designing and delivering high-energy x-ray systems, we believe we have demonstrated our ability to compete effectively. Additionally, although our competitors in the large cargo inspection market each offer products in competition with one or more of our products, our ability to supply high-energy x-ray, gamma-ray, pulsed fast neutron analysis, and thermal neutron analysis systems means that we offer among the widest array of solutions available from a single supplier.

In the patient monitoring and imaging systems market, competition is also based on a variety of factors including product performance, functionality, value, and breadth of sales and service organization. We believe that our principal competitors in the market for patient monitoring and imaging systems are Criticare Systems, Inc., Philips Medical Systems, GE Medical Systems, Drägerwerk AG, Datascope Corp., Nihon Kohden Corporation and Nellcor, a division of Tyco International, Inc. Competition could result in price reductions, reduced margins, and loss of our market share. We believe that our patient monitoring products are easier to use than the products of many of our competitors because we offer a consistent user interface throughout many of our product lines. Furthermore, the monitors of our Spacelabs Medical subsidiary are backward/forward compatible, meaning that new Spacelabs Medical monitors can interface with existing Spacelabs Medical monitor models, thus offering investment protection to our customers. While some of our competitors are just now introducing portal technology, which allows remote access to data from the bedside monitor, central station or other point of care, we believe that our version is superior in bringing instant access to labs, radiology and charting at the point of care. Although we have established relationships with a number of large hospitals, there can be no assurance that we will be able to successfully compete in the future with existing competitors or with new entrants.

In the optoelectronic devices and subsystems market, competition for optoelectronic devices and value-added subsystems is based primarily on such factors as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support, and on the ability to provide fully integrated services from application development and design through production. We believe that our major competitors in the optoelectronic device and subsystem market are PerkinElmer, Inc. and Hamamatsu Corporation. Because we specialize in custom subsystems requiring a high degree of engineering expertise, we believe that we generally do not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components.

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

At June 30, 2004, our backlog totaled approximately $84.9 million, compared to approximately $53.0 million at June 30, 2003 and approximately $89.6 million at June 30, 2002. The increase in the backlog from June 30, 2003 to June 30, 2004 is primarily due to the acquisition of Spacelabs Medical in March 2004. Excluding Spacelabs Medical, the backlog as of June 30, 2004 was $63.0 million. We expect to ship most of our backlog as of June 30, 2004, during the fiscal year ending June 30, 2005. Sales orders underlying our backlog are firm orders. Any failure by us to meet an agreed-upon schedule could lead to the cancellation of the related order. Moreover, from time to time, we may agree to permit the cancellation of an order on a negotiated basis. Variations in the size of the order, the product mix, and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and cannot be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

As of June 30, 2004, we employed approximately 2,205 people, of whom 1,070 were employed in manufacturing, 255 were employed in research and development, 250 were employed in finance and administration, 310 were employed in sales and marketing, and 320 were employed in our service organization. Of the total employees, approximately 1,470 were employed in the United States and Canada, 250 were employed in Europe, and 485 were employed in Asia. Twelve employees of our Advanced Microelectronics AS subsidiary in Norway and 11 of our Metorex Security Products, Oy subsidiary employees in Finland are union members and have collective bargaining rights; none of our other employees are unionized. We have never experienced a work stoppage or strike, and management believes that its relations with employees are good.

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

As of June 30, 2004, we leased all of our other facilities. The following table lists our principal physical properties:

Location	Description of Facility	Approximate Square Footage	Expiration
Camarillo, California	Manufacturing, engineering, sales and marketing and service	60,000	2010

Hawthorne, California	Manufacturing, engineering, sales and marketing and service	41,600	2006

Newbury Park, California (1)	Manufacturing, engineering, sales and marketing	18,400	2004

Santa Clara, California	Manufacturing, engineering, sales and marketing	36,000	2006

Sunnyvale, California	Manufacturing, engineering, sales and marketing	28,300	2007

Upland, California	Manufacturing, engineering, sales and marketing	22,000	2008

Orlando, Florida	Manufacturing, engineering, sales and marketing and service	19,300	2008

Ocean Springs, Mississippi (2)	Manufacturing, engineering sales and marketing	10,000	2004

Issaquah, Washington	Manufacturing, engineering, sales and marketing and service	95,600	2013

Issaquah, Washington	Manufacturing, engineering, sales and marketing and service	107,000	2013

Espoo, Finland	Manufacturing, engineering, sales and marketing	18,500	2006

Secunderabad, India (3)	Manufacturing and engineering	13,400	2004-2010

Johor Bahru, Malaysia (4)	Manufacturing, sales and service	99,000	2004-2005

Horten, Norway	Manufacturing, engineering, sales and marketing	19,800	2008

Crawley, United Kingdom (5)	Manufacturing, engineering, sales and marketing	30,300	2009-2011

(1)	This lease expires in November 2004. We are currently negotiating to renew this lease on similar terms.
(2)	This lease expires in October 2004, but contains options to extend the lease for up to two additional years. We currently intend to exercise one or more of such options.
(3)	The lease of the 13,400 square foot facility in Secunderbad, India is composed of four leases in the same or in a nearby facility: (i) a 5,500 square foot facility lease that will terminate in October 2004, (ii) a 3,700 square foot facility lease that will terminate in July 2010, (iii) a 2,200 square foot facility lease that will terminate in October 2005, (iv) and a 2,000 square foot facility lease that will terminate in June 2005. We expect the 5,500 square foot facility lease that will terminate in 2004 to be renewed on similar terms or we will relocate to a similar facility nearby.
(4)	The lease of the 99,000 square foot facility in Johor Bahru Malaysia is composed of three leases: (i) a 76,000 square foot facility lease that will terminate in December 2004, (ii) a 16,000 square foot facility lease that will terminate in January 2005, and (iii) a 7,000 square foot facility lease that will terminate in September 2004. We expect that each of such leases will be renewed on similar terms.
(5)	The lease of the 30,300 square foot facility in Crawley, United Kingdom is composed of three leases: (i) a 13,900 square foot facility lease that will terminate in March 2011, (ii) a 10,000 square foot facility lease that will terminate in February 2009, and (iii) a 6,400 square foot facility lease that will terminate in March 2011.

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

ITEM 3.	LEGAL PROCEEDINGS

In March 2000, certain individuals filed a class action suit in Los Angeles Superior Court naming our Rapiscan Security Products (U.S.A.), Inc. (“Rapiscan”) subsidiary and others as defendants. The named plaintiffs are the wives of men incarcerated in California prisons. The plaintiffs allege that while attempting to visit their husbands in prison, as a condition to such visits, prison personnel have subjected them, and other members of the putative class, to scans by Rapiscan’s Secure 1000 product, as well as strip searches, and body cavity searches, all of which plaintiffs allege to have been illegal searches and have caused them emotional injuries. The other defendants in the action include the State of California, the California Department of Corrections, its Director and other Department of Corrections personnel. The complaint asserts, among other things, that these types of searches are illegal and intrusive and have caused emotional injury to the plaintiffs. In addition to alleging that we are responsible for illegal searches conducted by prison personnel, the complaint alleges that we were negligent, that the Secure 1000 product is defective in design and manufacture, that we have failed to properly train the prison personnel in using the Secure 1000 product, that we have failed to warn subjects that they might be subjected to illegal searches using the Secure 1000 product, and that the scans are more intrusive than manual searches. Plaintiffs seek general, special and punitive damages in unspecified amounts and declaratory relief against illegal searches. We believe that these claims against us have no merit and we intend to vigorously defend this suit.

In November 2002, L-3 Communications Corporation (“L-3”) brought suit against us for a declaratory judgment that L-3 had not breached its obligations to us concerning the acquisition of PerkinElmer, Inc’s Security Detection Systems Business. In February 2003, we answered and asserted counterclaims against L-3 for, among other things, fraud, breach of fiduciary duty, breach of contract and failure to negotiate in good faith. In March 2003, L-3 amended its complaint and asserted claims against us for breach of contract, failure to negotiate in good faith, and tortious interference. In its amended complaint, L-3 requested both a declaratory judgment that it had fulfilled its obligations and an award of damages for an unspecified amount. These actions are pending in the District Court for the Southern District of New York.

During 2003 and 2004, we were informed that Science Applications International Corporation (“SAIC”) had made statements to prospective buyers of our gamma ray mobile detection system product (“GaRDS”) that GaRDS infringed upon unspecified SAIC patents. In April 2004, we received a letter from SAIC specifying a patent upon which SAIC claimed the GaRDS infringed. Contrary to SAIC’s claim, the patent cited by SAIC actually distinguished the technology used in GaRDS as a different, pre-existing technology. We therefore filed a lawsuit in the U.S. District Court, Central District of California for declaratory judgment. SAIC has since counter-claimed for patent infringement, citing the same patent, and unfair competition.

In March 2004, certain individuals named us and our subsidiary, Spacelabs Medical, as well as a hospital located in Bexar County, Texas, in a petition claiming that the individuals suffered injuries in March 2003 caused, in part, by a defective monitoring system manufactured by Spacelabs Medical. The petition was filed in the 285th Judicial District Court in Bexar County, Texas. The amount of the claim has not yet been specified.

In April 2004, certain individuals named our subsidiary, Spacelabs Medical, as well as several other defendants, in a petition that alleges, among other things, that a product possibly manufactured by Spacelabs Medical failed to properly monitor a hospital patient thereby contributing to the patient’s death in November 2001. The petition was filed in the 21st Judicial District Court, Parish of Tangipahoa, Louisiana. The amount of the claim has not yet been specified.

In August 2004, the former president of our subsidiary, Spacelabs Medical, submitted an arbitration claim alleging breach of a retention and severance agreement seeking approximately $1.5 million and punitive damages. The claim is currently pending before the CPR Institute for Dispute Resolution in Chicago, Illinois.

We are also involved in various other claims and legal proceedings arising out of the conduct of our business. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, future results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

Our Common Stock is traded on the NASDAQ National Market under the symbol “OSIS”.

The following table sets forth the high and low sale prices of a share of our Common Stock as reported by the NASDAQ National Market on a quarterly basis for the fiscal years ended June 30, 2003 and June 30, 2004. The prices shown reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2003:	High	Low

Quarter ended September 30, 2002	$20.75	$12.57
Quarter ended December 31, 2002	$18.65	$15.25
Quarter ended March 31, 2003	$19.76	$14.32
Quarter ended June 30, 2003	$16.99	$13.72

2004:	High	Low

Quarter ended September 30, 2003	$18.40	$13.76
Quarter ended December 31, 2003	$19.92	$17.06
Quarter ended March 31, 2004	$23.17	$17.18
Quarter ended June 30, 2004	$25.30	$18.03

As of September 9, 2004 there were approximately 119 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

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

Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of June 30, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,652,887	$14.57	114,961
Equity participation plans not approved by security holders

Total	1,652,887	$14.57	114,961

(1)	Includes shares of our Common Stock issuable upon exercise of options from our 1987 Incentive Stock Option Plan and the 1997 our Stock Option Plan.

Recent Sales of Unregistered Securities

In June 2004, we issued and sold an aggregate of 1,500,000 shares of our Common Stock in a private placement to institutional investors for an aggregate sales price of $32.3 million. After agent’s commissions, and expenses, net proceeds to us were $31.0 million. As part of the transaction, we issued to the investors warrants to purchase 337,500 additional shares of our Common Stock at an exercise price of $27.73 per share exercisable at any time in full or part no later than June 1, 2011. The fair value of the warrants was estimated at $6,152,000 using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected option life of seven years, dividend yield of 0%, volatility of 98% and a risk-free interest rate of 4.45%. The fair value of these warrants is included with the proceeds from the private placement under the common shares balance as of June 30, 2004. As part of the transaction, we agreed to file a registration statement on Form S-3 with the SEC.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2004 and is derived from our Consolidated Financial Statements. The consolidated financial statements as of June 30, 2003 and June 30, 2004, and for each of the years in the three-year period ended June 30, 2004, and the report of independent registered public accounting firm thereon, are included elsewhere in this Annual Report on Form 10-K. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2000	2001	2002	2003	2004 (1)
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues	$110,938	$111,099	$124,230	$182,644	$247,069
Cost of goods sold	80,598	80,851	85,908	122,661	163,712

Gross profit	30,340	30,248	38,322	59,983	83,357
Operating expenses:
Selling, general and administrative	19,828	21,572	21,647	29,160	54,161
Research and development	7,712	6,671	6,434	8,865	14,638
Goodwill amortization	529	488	402	—	—
Management retention bonus (2)	—	—	—	—	1,104
Restructuring costs (3)	1,898	—	—	—	1,061

Total operating expenses	29,967	28,731	28,483	38,025	70,964

Income from operations	373	1,517	9,839	21,958	12,393
Gain on sale of subsidiary (4)	—	2,967	—	—	—
Gain on sale of investment (5)	—	1,119	—	—	—
Gain on sale of marketable securities (6)	309	—	—	1,767	376
Write-off of deferred acquisition costs (7)	—	—	—	(608)	—
Writedown of equity investment (8)	—	—	—	(1,433)	(247)
Other income	126	—	—	—	—
Interest (expense) income, net	(721)	(995)	161	786	580

Income before income taxes and minority interest	87	4,608	10,000	22,470	13,102
Provision (benefit) for income taxes	(151)	1,250	3,000	6,521	3,316

Income before minority interest	238	3,358	7,000	15,949	9,786
Minority interest	389	146	(79)	(156)	170

Net income	$627	$3,504	$6,921	$15,793	$9,956

Net income available to common shareholders	$627	$3,504	$6,921	$15,793	$9,956

Basic earnings per Common Share	$0.07	$0.39	$0.63	$1.13	$0.68

Diluted earnings per Common Share	$0.07	$0.38	$0.60	$1.09	$0.65

Weighted average shares outstanding (diluted)	9,409,407	9,115,673	11,478,371	14,513,374	15,236,399

Consolidated Balance Sheet Data:
Cash and cash equivalents (9)	$10,892	$4,467	$67,604	$94,246	$39,879
Working capital (9)	45,899	46,314	115,631	141,916	143,398
Total assets (9)	103,023	92,396	175,358	229,538	331,801
Long term debt	7,698	7,003	4,463	1,838	32
Total debt	16,418	9,628	7,088	4,463	1,830
Total shareholders’ equity (9)	$64,207	$62,481	$135,734	$180,399	$227,482

(1)	Results of operations for the year ended June 30, 2004, and the financial position as of June 30, 2004 incorporate the effect of several acquisitions, including Spacelabs Medical. See Item 7. “Management’s Discussions and Analysis of Financial Condition and Results of Operations.”
(2)	Represents an expense resulting from retention obligations of key personnel of Spacelabs Medical. The expense had the effect of decreasing income from operations by $1.1 million, net income by $784,000, and net income available to common shareholders by $784,000.
(3)	Represents a charge resulting from consolidating and restructuring certain subsidiaries. For the year ended June 30, 2000, the charge had the effect of decreasing by $1.9 million each of income from operations, net income and income available to common shareholders. For the year ended June 30, 2004, the charge had the effect of decreasing income from operations by $1.1 million, net income by $753,000, and net income available to common shareholders by $753,000.
(4)	Represents the gain on the sale of Silicon Microstructures, Inc.
(5)	Represents the gain on the sale of an equity investment.
(6)	Represents the gain on the sale of marketable securities classified as available-for-sale.
(7)	Represents professional fees and other transaction costs related to our agreement with L-3 Communications Corporation for the joint acquisition of certain detection and security businesses then owned by PerkinElmer, Inc. In November 2002, L-3 Communications Corporation terminated this transaction prior to consummation.
(8)	Represents the recognition of an other-than-temporary impairment of an equity investment.
(9)	The increase in fiscal year 2004 includes net proceeds of $31.0 million received under a private placement. The increase in fiscal year 2003 includes net proceeds of $20.5 million received under a private placement. The increase in fiscal year 2002 includes net proceeds of $56.8 million received under private placements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives, and future financial position, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “believe,” “expect,” “may,” “should,” or “will,” or by discussions of strategy that involve risks and uncertainties. These forward-looking statements include assertions regarding anticipated future revenues, sales, operations, demand, competition, capital expenditures, credit arrangements, and other claims regarding matters that are not historical facts, involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate.

Factors that may cause or contribute to such differences include those discussed in Risk Factors, Business, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this Annual Report on Form 10-K. These factors, of course, do not include all factors that might affect our business and financial condition.

Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in laws and regulations, accounting standards, taxation requirements and environmental laws in the United States and other countries; foreign currency fluctuations; market and general economic factors; competitive factors including other companies’

pricing and marketing efforts; fluctuations in the cost and availability of raw materials and components and the ability to maintain favorable supplier arrangements and relationships; risks of obsolescence due to shifts in market demand; risks in the marketplace associated with new product introductions; our ability to achieve sales and earnings forecasts which are based on assumptions about sales volume and other items; our ability to integrate acquisitions and joint ventures into our existing operations and the availability of new acquisition and joint venture opportunities; the success of divestitures and other business combinations; our ability to achieve cost savings objectives; the impact of unforeseen economic and political changes in markets where we compete; our ability to maintain profit margins; litigation outcomes; and such other risks and uncertainties as are described in this Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. All forward-looking statements contained in this Annual Report on Form 10-K are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a vertically integrated, worldwide provider of security and inspection systems, medical monitoring and imaging systems, and optoelectronic devices and value-added subsystems.

Our company was incorporated in 1987. Initially, we manufactured optoelectronic devices and value-added subsystems for customers in several industries, including makers of security and inspection systems and medical monitoring and imaging systems. Through acquisitions we have entered the security and medical products markets because we believe that vertical integration make us more competitive in these areas.

We design, manufacture and market security and inspection systems worldwide to end users under trade names including “Rapiscan,” “Ancore,” “PNFA,” “Eagle,” “Metor,” and “Secure.” These products are used to inspect people, baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

In the medical field, we design, develop, manufacture, and market patient monitoring products, network connectivity solutions, ambulatory blood pressure monitors, and related services under trade names including “Spacelabs,” “Ultracare,” and “Ultraview.” We also design, develop, manufacture and market arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools under trade names including “Dolphin” and “NuCat,” and peripheral bone densitometers under trade names including “DTX-200” and “DTU-One,” which are used in the early stage detection or diagnosis of osteoporosis.

Our optoelectronic devices and value-added subsystems are used in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical diagnostics, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We design and manufacture optoelectronic devices and value-added subsystems for others through original equipment manufacturer arrangements, as well as for our security and medical equipment businesses.

In fiscal year 2004, revenues from the sale of security and inspection products amounted to $117.8 million, or approximately 48% of our revenues, revenues from the sale of medical monitoring and imaging systems were $ 60.7 million or 24% of our revenues, while revenues from the sale of optoelectronic devices and value-added subsystems amounted to $68.6 million, or approximately 28% of our revenues.

We report segment information by geographic area. We are vertically integrated and our subsidiaries share common resources and facilities. Therefore, with the exception of external revenues, discrete financial information has not historically been available by product line at all operating locations. As a result of the changes in our structure and operations which have occurred, beginning in the first quarter of fiscal year 2005 we will have discrete financial information available by product line for all operating locations and therefore will begin reporting our segment information by product line. Further information concerning reporting segments is available in Note 14 to our financial statements.

Our security and inspection systems business continues to grow. In fiscal year 2004, this growth occurred despite the completion during the first quarter of our contract to manufacture pre-scanners and related electronics for Invision Technologies, Inc.’s CTX products. The Invision Technologies, Inc. contract contributed approximately $22 million to our sales in fiscal year 2003 (including approximately $19.6 million to our security and inspection side of our business) compared to approximately $300,000 in fiscal year 2004. We substantially offset this decrease in revenues with growth in both domestic and international sales of our conventional parcel security and our cargo inspection products.

As part of our security and inspection systems growth strategy, we continue to invest in acquisitions to broaden our technology and product portfolio. In January 2004, we completed the acquisition of Advanced Research & Applications Corp. (“ARACOR”), a privately held company based in Sunnyvale, California for approximately $17.6 million (net of cash acquired). During seven years following the close, contingent consideration is payable to ARACOR’s former shareholders based on ARACOR’s net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. ARACOR’s “Eagle” product is a large, x-ray-based scanning system for inspecting containers at busy seaports. The Eagle was designed in partnership with U.S. Customs and U.S. Customs has issued a blanket purchase order for up to $40 million over the next 5 years. Including options exercised by U.S. Customs as well as other orders, ARACOR has to date received orders totaling approximately $14 million for the Eagle.

In December 2003, we acquired substantially all the assets of J&D Engineering (UK), Limited, a company registered in England and Wales for approximately $820,000. This acquisition has provided us with the ability to design and manufacture metal frames for our x-ray machines and other products.

In June 2004, we increased our investment in CXR Limited, a U.K. based research and development venture that develops real time tomography systems, to approximately $3.2 million (including a $1.1 million loan). As a result of our additional equity investment, we now own approximately 75% of CXR Limited.

As a result of these and other developments, we continue to believe that our security and inspection systems business offers a broad product line in the conventional and cargo security business, including x-ray, gamma-ray and neutron technologies and hybrid products built on these technologies and we continue to invest in our research and development for our security and inspection business.

In March 2004, we significantly enhanced our medical monitoring and imaging systems activities through the acquisition of Spacelabs Medical Inc. (“Spacelabs Medical”), a global manufacturer and distributor of patient monitoring and clinical information systems for use primarily in hospitals. Spacelabs Medical’s principal products encompass patient monitoring systems, network and connectivity solutions, ambulatory blood pressure monitors and medical data services. We completed the acquisition of Spacelabs Medical from Instrumentarium Corporation for approximately $47.9 million in cash (net of cash acquired), including acquisition costs. The final purchase price is subject to certain working capital adjustments. In June 2004, we notified Instrumentarium Corporation’s parent, GE Medical Systems, of a working capital and retention bonus adjustments resulting in what we believe to be a downward adjustment of the purchase price in the amount of $25.9 million. In September 2004, GE Medical Systems responded that it believes the amount of the downward adjustment to be approximately $7.8 million. No amounts have been recorded in the financial statements in relation to the expected reduction in the purchase price. The amount of the final adjustment will be resolved by way of a process established in the purchase agreement. Therefore, the final purchase price and the purchase price allocation may differ significantly from the preliminary estimates of these amounts.

Our other medical monitoring and imaging products are experiencing sales growth, especially our pulse oximetry products which compete directly with the products of Nellcor. In fiscal year 2004, we granted Conmed Corporation exclusive marketing and distribution rights to certain Dolphin Medical products in the

United States and other territories for a period of five years. These products are receiving considerable interest as we have begun to introduce them in the United States and other countries worldwide where key Nellcor patents have recently expired. We also sold a 10% interest in our Dolphin Medical subsidiary to Conmed Corporation and granted an option to Conmed Corporation to purchase the remaining shares of Dolphin Medical. We received proceeds of $2.0 million related to the sale of the 10% interest, the grant of the option, and the grant of marketing and distribution rights to Conmed Corporation.

Our optoelectronic devices and subsystems product sales have weakened in certain areas. The growth that did occur in this area of our business was due to strategic acquisitions. In August 2003, we purchased the military, laser-based training business of Schwartz Electro-Optics, Inc. for $3.7 million. We believe the products lines we acquired from this company, now sold by our newly-formed OSI Defense Systems, L.L.C. (“OSI Defense Systems”) subsidiary, complement the defense product lines of our existing RapiTec, Inc. (“RapiTec”) subsidiary. Both OSI Defense Systems and RapiTec develop, manufacture, market, and sell tactical engagement simulation systems, man-worn laser detectors, small arms transmitters, controller guns and a variety of targeting systems for the defense industry.

In October 2003, we acquired the assets of a manufacturing services company specializing in surface mount technology lines and PC board assembly operations for approximately $4.5 million. The business, now operating as OSI Electronics, Inc. (“OSI Electronics”), has begun to provide our optoelectronic devices and subsystems group with increased manufacturing capacity and technologies to support internal needs as well as to offer a broad manufacturing platform to our existing customers.

In November 2003, we acquired substantially all of the remaining assets from Schwartz Electro-Optics, Inc., for approximately $1.6 million. The acquired assets consist of a business that designs, manufactures, markets and sells laser-based systems used in traffic and toll management, precision agricultural management, and precision mapping and surveying. This business now operates under the name OSI Laserscan and offers, among other products, a unique, patented laser range finder technology, which is gaining acceptance by traffic and toll management authorities, as well as precision agricultural management, mapping, and survey technologies.

Overall as a company, we continue to move towards the consolidation of our various businesses. We do so in order to generate manufacturing, sales force, and administrative related efficiencies and to increase productivity. We also continue to invest in critical areas such as sales, marketing, and research and development. Our gross margin is dependent on our product mix. With the inclusion of Spacelabs Medical revenues, our gross margin as a percentage of revenues has increased; however, our operating expenses as a percentage of revenues have also increased as Spacelabs Medical has higher operating expenses as a percentage of revenues. Our gross margin as a percentage of revenues is also offset by the inclusion of the results of OSI Electronics, a manufacturing service company which operates in an area where gross margins are traditionally low.

We engage in significant international operations. We currently manufacture our security and inspection products at our facilities in Hawthorne, Santa Clara, Sunnyvale, California, and internationally in Canada, Finland, Malaysia, Singapore and the United Kingdom. Our medical monitoring and imaging systems are currently manufactured at our facilities in Hawthorne, California, and Issaquah, Washington and internationally in India, Malaysia, and Singapore. Our optoelectronic devices and value-added subsystems are manufactured in Camarillo, Hawthorne, Newbury Park, and Upland, California, Ocean Springs, Mississippi, and internationally in Malaysia, Norway, and Singapore. As of June 30, 2004 we marketed our products worldwide through approximately 310 sales and marketing employees located in more than a dozen countries, in addition to a global network of independent sales representatives. Revenues from shipments made outside of the United States accounted for 52% of revenues in fiscal year 2002, 51% of revenues in fiscal year 2003, and 41% of revenues in fiscal year 2004. Information regarding our operating income or loss and identifiable assets attributable to each of our geographic areas is set forth in Note 14 in our Consolidated Financial Statements.

Related-Party Transactions

In 1994, we, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our chairman and chief executive officer owns a 10.5% interest, and the president of our security and inspection products group owns a 4.5% ownership interest. Our initial investment was $108,000. For the year ended June 30, 2002, our equity earnings in the joint venture amounted to $154,000, for the year ended June 30, 2003 they amounted to $249,000, and for the year ended June 30, 2004 they amounted to $317,000, and are included in selling, general, and administrative expenses. During the year ended June 30, 2001, we increased our initial investment by $39,000. Our ownership interest remained at 36% as all the shareholders increased their respective investments proportionately. We, our chairman and chief executive officer, and the president of our security and inspection products group collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service, and testing of x-ray security and other products. Some of our subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products utilizing technology received from the subsidiary. The joint venture agreement provides for technology transfers between us and the joint venture, subject to certain restrictions. During the year ended June 30, 2002, we earned a technical fee from the joint venture in the amount of $35,000. We did not earn any technical fee during the years ended June 30, 2003 and 2004, as the technical agreement has expired.

We contracted with entities owned by members of our board of directors to provide messenger service, auto rental and printing services. Included in cost of sales, selling, general and administrative expenses for the years ended June 30, 2002, 2003 and 2004 are approximately $107,000, $101,000 and $70,000 for messenger service and auto rental; and $100,000, $104,000 and $73,000 for printing services; and $14,000, $0, and $0 for professional services, respectively. We contracted during fiscal year 2002 for professional services of $14,000 from a firm that has a partner serving as a member of our Board of Directors. We have discontinued the contract for professional services from that firm.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies and significant estimates used in preparing our consolidated financial statements:

Revenue Recognition.    We recognize revenue upon shipment of products when title and risk of loss passes, and when terms are fixed and collection is probable. In accordance with the terms of Staff Accounting Bulletin No. 104, “Revenue Recognition” and EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” where installation services, if provided, are essential to the functionality of the equipment, the portion of revenue for the sale attributable to installation is deferred and recognized when the installation services are provided. In an instance where terms of sale include subjective customer acceptance criteria, revenue is deferred until the acceptance criteria are met. Concurrent with the shipment of the product, we accrue estimated product return reserves and warranty expenses. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not the customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognized.

We undertake projects that include the development and construction of large complex cargo inspection systems requiring installation and customization at the customer’s site. Sales under such long-term contracts are recorded under the percentage-of-completion method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Critical estimates made by management related to revenue recognition under the percentage-of-completion method include the estimation of costs at completion and the determination of the overall margin rate on the specific project.

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

Inventory.    Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. We write down inventory for slow-moving and obsolete inventory based on assessments of future demands for the next 12 to 36 months, market conditions and customers who may be experiencing financial difficulties. If these factors are less favorable than those projected, additional inventory write-downs may be required.

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

Goodwill.    We account for goodwill and intangible assets in accordance SFAS No. 142 “Goodwill and Other Intangible Assets.” We assess impairment on an annual basis or on an interim basis if events occur or circumstances change that reduce the fair value of a reporting unit below its carrying value. This assessment requires the determination of the fair value of each reporting unit as compared to its carrying value. We determine the fair value of our reporting units on the income approach which requires the use of estimates of future revenues, cash flows, and capital expenditures as well as market trends and growth. We believe these estimates and assumptions to be reasonable, although they are inherently unpredictable and uncertain and actual results may differ from these estimates.

Results of Operations

The following table sets forth certain income and expenditure items as a percentage of total revenues for the periods indicated.

	Year Ended June 30,
	2002	2003	2004
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	69.2	67.2	66.3

Gross profit	30.8	32.8	33.7
Operating Expenses:
Selling, general and administrative	17.4	16.0	21.9
Research and development	5.2	4.8	5.9
Goodwill amortization	0.3	—	—
Restructuring costs	—	—	0.4
Management retention bonus	—	—	0.5

Total operating expenses	22.9	20.8	28.7
Income from operations	7.9	12.0	5.0
Gain on sale of marketable securities	—	1.0	0.2
Write-off of deferred acquisition costs	—	(0.3)	—
Writedown of equity investment	—	(0.8)	(0.1)
Interest income	0.1	0.4	0.2

Income before provision for income taxes and minority interest	8.0	12.3	5.3
Provision for income taxes	2.4	3.6	1.3

Net income before minority interest	5.6	8.7	4.0
Minority interest	—	(0.1)	—

Net income	5.6	8.6	4.0

Comparison of Fiscal Year Ended June 30, 2004 to Fiscal Year Ended June 30, 2003

Revenues.    Revenues consist of sales of security and inspection products, medical monitoring and imaging systems, and optoelectronic devices and value-added subsystems. Revenues are recorded net of inter-company eliminations. Revenues for the fiscal year ended June 30, 2004, increased by $64.4 million, or 35.3%, to $247.1 million from $182.6 million for the fiscal year ended June 30, 2003.

Revenues from the sale of security and inspection products decreased $3.0 million, or 2.5%, to $117.8 million from $120.8 million for fiscal year 2003. The decrease in revenues from the sale of security and inspection products was due to the decrease in sales of x-ray kits to Invision Technologies, Inc. of $19.6 million and was offset in part by increased sales of x-ray screening machines in the United States and the international market, increased sales of large cargo products in the international market, and inclusion of ARACOR’s revenues of $9.5 million. We acquired ARACOR in January 2004.

Revenues for the sale of medical monitoring and imaging systems increased by $49.8 million, or 458%, to $60.7 million from $10.9 million for fiscal year 2003. The increase in revenues from the sale of medical monitoring and imaging systems resulted primarily from the inclusion of $47.2 million in revenues of Spacelabs Medical, acquired in March 2004, with additional revenue growth in sales of pulse oximetry products.

Revenues for the sale of optoelectronic devices and value-added subsystems, increased by $17.7 million, or 35%, to $68.6 million from $50.9 million for fiscal year 2003. The increase in revenues from the sale of optoelectronic devices and value-added subsystems resulted from the inclusion of revenues from OSI Electronics, OSI Defense Systems, and OSI Laserscan totaling $24.0 million, offset in part by lower sales primarily from defense optoelectronics.

Gross Profit.    Gross profit consists of revenues less cost of goods sold. Cost of sales consists of material, labor, and manufacturing overhead. Gross profit increased by $23.4 million, or 39.0%, to $83.4 million from $60.0 million for fiscal year 2003. As a percentage of revenues, gross profit increased to 33.7% in fiscal year 2004 from 32.8% in fiscal year 2003. The increase in gross margin as a percentage of revenues was driven by change in product mix, primarily due to the inclusion of Spacelabs Medical revenues which has higher gross margin compared to our other businesses and was offset in part by inclusion of OSI Electronics revenues which has lower gross margin compared to our other businesses.

Selling, General and Administrative.    Selling, general, and administrative expenses consist primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees and marketing expenses. For the year ended June 30, 2004, such expenses increased by $25.0 million or 85.7%, to $54.2 million from $29.2 million for fiscal year 2003. The increase in selling, general, and administrative expenses was due primarily to increased sales and marketing expenses for the sales of security and inspection products of $2.6 million, legal cost related to our lawsuit with L-3 Communications Corporation (“L-3”) amounting to approximately $1.2 million, and the inclusion of selling, general, and administrative expenses of recent acquisitions (primarily Spacelabs Medical), totalling approximately $20.5 million.

Research and Development.    Research and development expenses include research related to new product development and product enhancement expenditures. For the year ended June 30, 2004, such expenses increased by $5.8 million, or 65.1%, to $14.6 million from $8.9 million in fiscal year 2003. As a percentage of revenues, research and development expenses increased to 5.9% in fiscal year 2004 from 4.8% in fiscal year 2003. The increase in expenses was due primarily to increased research and development spending for security and inspection products of $1.5 million and the inclusion of research and development expenses OSI Laserscan and Spacelabs Medical totaling approximately $4.0 million.

Management Retention Bonus.    Pursuant to the terms of the purchase agreement with Instrumentarium Corporation for the acquisition of Spacelabs Medical, we assumed management retention bonus obligations for key personnel of Spacelabs Medical, which could amount to $5.9 million. These retention bonuses vest over a two-year period which began October 2003. Included in other accrued expenses and current liabilities, we have accrued a total of $3.1 million, of which $2.0 million relates to the period prior to the acquisition of Spacelabs Medical. The remaining retention bonus of $2.8 million will be charged to operating income over the remaining vesting period.

Restructuring Charges.    In the fiscal year 2004, we consolidated manufacturing processes and facilities of certain optoelectronic devices and value-added subsystems and medical monitoring and imaging systems businesses. These consolidations resulted in a pre-tax charge of $1.1 million, consisting primarily of write-off of equipment and leasehold improvements of $993,000 that were retired during the year and charges related to the clean-up of a vacated facility of $60,000. These charges were calculated in accordance with SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Exit or Disposal Activities”.

Income from Operations.    Income from operations for fiscal year 2004 decreased by $9.6 million, or 43.6%, to $12.4 million from $22.0 million for fiscal year 2003. Income from operations decreased primarily due to increased selling, general, and administrative expenses and increased research and development expenses and was offset in part by an increase in revenues and in gross margins.

Gain on Sale of Marketable Securities.    Gain on sale of marketable securities for the years ended June 30, 2004 and 2003 consisted of a realized gain on the sale of marketable securities classified as available for sale.

Write down of equity investment.    In July 2002, we purchased from Imagis Technologies, Inc. (“Imagis”), 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), and 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share, and certain ancillary rights, for an aggregate purchase price of $1.75 million. Imagis develops facial recognition software for security applications. We have designated the investment as available for sale. The investment, adjusted for changes in the market value of Imagis’ equity securities, is included under other assets in the accompanying consolidated financial statements. Based on the continued trading of Imagis common stock below the original purchase price for a prolonged period of time, we recognized an other-than-temporary impairment of the carrying value of this investment. For fiscal years 2004 and 2003 we recognized pre-tax charges of $247,000 and $1.4 million, respectively in our income statement.

Interest Income.    For fiscal year 2004, we earned interest income of $863,000 compared to $1.2 million for fiscal year 2003. The decrease in interest income for fiscal year 2004 was due to the decrease in interest earning deposits in the current year.

Interest Expense.    For fiscal year 2004, our interest expense was $283,000 compared to $380,000 for fiscal year 2003. The decrease in expense stems primarily from a decrease in borrowings in the current year compared to the prior year.

Provision for Income Taxes.    Provision for income taxes decreased to $3.3 million for fiscal year 2004, compared to $6.5 million for fiscal year 2003. As a percentage of income before provision for income taxes and minority interest, provision for income taxes was 25.3% for fiscal year 2004, compared to 29.1% for fiscal year 2003. The change in the effective income tax rate was due to a favorable determination of tax contingencies. Our tax rate is dependent upon the mix of income from U.S. and foreign operations.

Net Income.    For the reasons outlined above, the net income for the year ended June 30, 2004 was $10.0 million compared to $15.8 million for the year ended June 30, 2003.

Comparison of Fiscal Year Ended June 30, 2003 to Fiscal Year Ended June 30, 2002

Revenues.    Revenues consist of sales of security and inspection products, medical monitoring and imaging systems, and optoelectronic devises and value-added subsystems. Revenues are recorded net of inter-company eliminations. Revenues for the fiscal year ended June 30, 2003, increased by $58.4 million, or 47.0%, to $182.6 million from $124.2 million for the fiscal year ended June 30, 2002.

Revenues from the sale of security and inspection products increased $47.4 million, or 64.5%, to $120.8 million from $73.4 million for fiscal year 2002. The increase in revenues from the sale of security and inspection products was due to increased sales of x-ray screening machines in the United States and the international market, increased sales of large cargo products in the international market and inclusion of Ancore revenues of $7.5 million. We acquired Ancore in November 2002.

Revenue for the sale of medical monitoring and imaging systems increased $4.7 million, or 75.8%, to $10.9 million from $6.2 million for fiscal year 2002. The increase was primarily due to increased sales of pulse oximetry products.

Revenues for the sale of optoelectronic devises and value-added subsystems increased by $6.3 million, or 14.1%, to $50.9 million from $44.6 million for fiscal year 2002. The increase in revenue form the sale of optoelectronic devises and value-added subsystems was primarily due to the weapons simulation market and inclusion of Centro Vision’s revenues of $3.5 million. We acquired Centro Vision in July 2002.

Gross Profit.    Cost of goods sold consists of material, labor, and manufacturing overhead. Gross profit increased by $21.7 million, or 56.5%, to $60.0 million from $38.3 million for fiscal year 2002. As a percentage of revenues, gross profit increased to 32.8% in fiscal year 2003 from 30.8% in fiscal year 2002. The increase in gross profit was due primarily to increased security and inspection products shipments, which have a higher gross margin.

Selling, General, and Administrative.    Selling, general, and administrative expenses consist primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees and marketing expenses. For the year ended June 30, 2003, such expenses increased by $7.5 million. The increase in expenses was due primarily to increased sales and marketing expenses for the sales of security and inspection systems and medical monitoring and imaging systems, of approximately $3.0 million, legal and professional fees of $1.0 million, administrative expenses of $1.5 million, foreign currency losses of $0.5 million, and inclusion of selling, general, and administrative expenses of Ancore and Centro Vision of $1.5 million. As a percentage of revenues, selling, general, and administrative expenses decreased to 16.0% in fiscal year 2003 from 17.4% in fiscal year 2002, as expenses were leveraged over a larger revenue base.

Research and Development.    Research and development expenses include research related to new product development and product enhancement expenditures. For the year ended June 30, 2003, such expenses increased by $2.4 million or 37.8%, to $8.9 million from $6.4 million in fiscal year 2002. The increase in expenses was due primarily to increased research and development spending for security and inspection products, inclusion of research and development expenses of Ancore and Centro Vision and was offset in part by costs of certain research and development personnel who worked directly on specific products and whose costs were charged to manufacturing overhead.

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

Income from Operations.    Income from operations for fiscal year 2003 increased by $12.1 million, or 123.2%, to $22.0 million from $9.8 million for fiscal year 2002. Income from operations increased primarily due to an increase in revenue and in gross margin and was offset in part by increased selling, general, and administrative expenses and increased research and development expenses.

Gain on Sale of Marketable Securities.    Gain on sale of marketable securities for the year ended June 30, 2003, consisted of a realized gain on the sale of marketable securities classified as available for sale.

Write-off of deferred acquisition costs.    In fiscal year 2002, we entered into an agreement regarding a joint acquisition with L-3 of certain detection and security businesses then owned by PerkinElmer, Inc. (“PerkinElmer”). The transaction as contemplated would have resulted in our acquisition from L-3 of a certain portion of PerkinElmer’s detection and security businesses. L-3 completed the purchase of the entirety of the businesses from PerkinElmer in June 2002. In November 2002, L-3 terminated the L-3/OSI transaction prior to consummation. Because of L-3’s termination of the transaction, for the year ended June 30, 2003, we recorded a charge of $608,000 during the second quarter of fiscal year 2003 consisting of the write-off of deferred transaction-related expenses, primarily professional fees.

Write down of equity investment.    In July 2002, we purchased from Imagis 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), and 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share, and certain ancillary rights, for an aggregate purchase price of $1.75 million. Imagis develops facial recognition software for security applications. We have designated the investment as available for sale. The investment, adjusted for changes in the market value of Imagis’ equity securities, is included under other assets in the accompanying consolidated financial statements. For the year ended June 30, 2003, based on the continued trading of Imagis common stock below the original purchase price for a prolonged period of time, we recognized an other than temporary impairment of the carrying value of this investment as of June 30, 2003 and recognized a pre-tax charge of $1.4 million in our income statement.

Interest (Expense) Income.    For the year ended June 30, 2003, we had a net interest income of $786,000 compared to net interest income of $161,000 for fiscal year 2002. The increase in net interest income for the fiscal year ended June 30, 2003 was due to decreased borrowing and interest income on the proceeds from private placements in November and December 2001, and October 2002. These proceeds are primarily invested in short-term instruments with an original maturity date of less than ninety days.

Provision for Income Taxes.    Provision for income taxes increased to $6.5 million for the fiscal year ended June 30, 2003, compared to $3.0 million for fiscal year 2002. As a percentage of income before provision for income taxes and minority interest, provision for income taxes was 29.1% for fiscal year 2003, compared to 30.0% for fiscal year 2002. The change in the effective income tax rate was due to a reduction in our deferred tax asset valuation allowance, partially offset by changes in the mix of income from U.S. and foreign operations.

Net Income.    For the reasons outlined above, the net income for the year ended June 30, 2003 was $16.0 million compared to $6.9 million for the year ended June 30, 2002.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operations, through various term loans, discounting facilities, and credit lines extended to our different subsidiaries worldwide and from our private offerings. Cash and cash equivalents as of June 30, 2004 were $39.9 million, a decrease of $54.3 million from $94.2 million as of June 30, 2003. As of June 30, 2004, our principal source of liquidity consisted of $39.9 million in cash and several credit agreements described below.

Our operations used net cash of $10.4 million during fiscal year 2004 compared to net cash provided by operations of $21.6 million in fiscal year 2003. The amount of net cash used in operations reflects increases in accounts receivable, inventory, prepaid expenses, and a reduction in advances from customers and accrued warranties, offset in part by an increase in accounts payable and accrued payroll and related expenses. The increase in accounts receivable of $16.6 million was due to higher revenues and the increase in inventory of $15.1 million was due to product mix and anticipated higher revenues.

The net cash used in investing activities was $75.6 million during fiscal year 2004, compared to net cash used in investing activities of $14.9 million in fiscal year 2003. In fiscal year 2004, net cash used in investing activities reflects primarily cash used for the acquisitions of OSI Electronics, OSI Defense Systems, OSI Laserscan, J&D Engineering (UK) Limited, CXR Limited, ARACOR, and Spacelabs Medical totaling $77.5 million, and the purchase of property and equipment of $5.4 million. Cash used in investing activities also reflects proceeds from the sale of marketable securities of $5.3 million and a receipt of $2.0 million from Conmed Corporation under the terms of a stock purchase and sale agreement, in which Conmed Corporation purchased a 10% equity interest in our subsidiary, Dolphin Medical, and has an option to purchase all of the remaining assets and the business of Dolphin Medical. As part of these transactions, Conmed Corporation acquired rights to sell certain Dolphin Medical products in the United States and certain other territories.

Net cash provided by financing activities was $30.5 million in fiscal year 2004, compared to $19.0 million for fiscal year 2003. Net cash provided by financing activities resulted primarily from the net proceeds received from the private placements totaling $31.0 million and exercise of stock options, offset in part by repayment on the term loan.

In June 2004, we issued and sold an aggregate of 1,500,000 shares of our Common Stock in a private placement to institutional investors for an aggregate sales price of $32.3 million. After placement agent commission and expenses, net proceeds to us were $31.0 million.

In March 1999, we announced a stock repurchase program of up to 2,000,000 shares of our Common Stock. No share repurchases occurred during fiscal years 2003 or 2004. Through June 30, 2004, we had repurchased 1,404,500 shares at an average price $4.37 per share. In September 2004, we repurchased 107,500 shares of our Common Stock at an average purchase price of $14.73 per share and we increased the number of shares available for repurchase under the stock repurchase program by 1,000,000 shares. As a result, 1,488,000 shares are available for repurchase under the program. The stock repurchase program did not have a material effect on our liquidity and is not expected to have a material effect on liquidity in subsequent quarters.

In December 2003, we negotiated and restated our credit agreement with Bank of the West, which provides for a $50.0 million line of credit that includes a revolving line, letter-of-credit, acceptance and foreign exchange facility. The agreement provides that the aggregate principal balance of all advances under the various facilities shall not exceed the total balance available under the line of credit. In addition, we have a $3.3 million term loan facility. Borrowings under the line of credit bear interest at the bank’s variable reference rate (4.22% at June 30, 2003 and 4.0% at June 30, 2004) at our option, at a fixed rate as quoted by the bank upon request for specific advances. Commitment fees are payable based on a rate of 0.125% of the unused borrowing facility.

The credit agreement expires in November 2005. Borrowings under the credit agreement are collateralized by substantially all of the assets of our U.S. subsidiaries. At June 30, 2004, there were no amounts outstanding under the line of credit. At June 30, 2004 approximately $3.4 million was issued and outstanding under letters of credit and $1.8 million was outstanding under the term loan (see Note 5). Covenants in connection with the credit agreement impose restrictions and requirements related to, among other things, maintenance of certain financial ratios. As of June 30, 2004, we were not in compliance with a covenant related to the increase in our tangible net worth as a percentage of net income for fiscal year 2004 and a covenant related to the value of intangible assets that could be acquired during fiscal year 2004. Bank of the West has waived these covenants.

Our wholly-owned subsidiary, Opto Sensors (Singapore) Pte. Ltd. (“Opto Singapore”) has a revolving line of credit agreement with a Singapore bank that provides for an accounts receivable discounting facility of up to 2.6 million Singapore dollars (approximately U.S. $1.4 million at June 30, 2004). Borrowings under the line of credit bear interest at the bank’s prime rate (5.0% at June 30, 2003 and 5.5% at June 30, 2004) plus 1.0%. Borrowings under the line of credit are collateralized by certain assets of Opto Singapore and are guaranteed by certain of our officers. Borrowings secured by inter-company receivables are guaranteed by us. At June 30, 2004, there were no amounts outstanding under the revolving line of credit. This facility expires in April 2005 and we believe that it will be renewed on the same or similar terms.

Advanced Micro Electronics, AS (“AME”) has a loan agreement with a Norwegian bank that provides for revolving line-of-credit borrowings up to 10.0 million Norwegian kroner (approximately U.S. $1.3 million at June 30, 2004). Borrowings under the line of credit bear interest at a variable rate, which was 5.5% and 4.25% at June 30, 2003 and 2004, respectively. Interest is payable quarterly. Borrowings under the line of credit are collateralized by certain AME assets. At June 30, 2004, 4.3 million Norwegian kroner (approximately U.S. $620,000) was outstanding under the line of credit. This facility expires in March 2005, and we believe that it will be renewed on the same or similar terms.

Our Rapiscan Security Products, Ltd, subsidiary (“Rapiscan UK”) has a loan agreement with a United Kingdom bank that provides for an overdraft facility up to a maximum amount of 2.0 million pounds sterling (approximately U.S. $3.6 million at June 30, 2004) outstanding at any one time, which amounts are secured by certain assets of Rapiscan U.K. At June 30, 2004 no amounts were outstanding under the overdraft facility. Outstanding borrowings bear interest at a base rate (3.75% at June 30, 2003 and 4.5% at June 30, 2004) plus 1.35% per annum. The agreement also provides for a 2.5 million pounds sterling (approximately U.S. $4.5 million at June 30, 2004) facility for tender and performance bonds and a 2.0 million pounds sterling (approximately U.S. $3.6 million at June 30, 2004) facility for the purchase of foreign exchange contracts. These facilities are secured by certain assets of Rapiscan U.K., and we have guaranteed Rapiscan U.K.’s obligation under these facilities up to $1.8 million. As of June 30, 2004 approximately $1.9 million was outstanding under the performance bond facility. These facilities expire in May 2005, and we believe that they will be renewed on the same or similar terms.

Our wholly-owned subsidiary Opto Sensors (Malaysia) Sdn. Bhd. (“Opto Malaysia”) has a loan agreement with a Malaysian bank that provides for a revolving line of credit up to 3.0 million Malaysian ringgits

(approximately U.S.$789,000 at June 30, 2004). Borrowings under the line of credit bear interest at the bank’s base lending rate (6.0% and 6.0% at June 30, 2003 and 2004, respectively) plus 1.75%. Interest is payable monthly. At June 30, 2004, no amounts were outstanding under this line of credit. Borrowings under this agreement are secured by certain assets of the subsidiary and guaranteed by us. This facility expires in August 2005, and we believe that it will be renewed on the same or similar terms.

Opto Malaysia also has a loan agreement with a Malaysian bank that provides for 10.0 million Malaysian ringgits (approximately U.S. $2.6 million at June 30, 2004) under a performance bond facility. As of June 30, 2004, $1.1 million was outstanding under this facility. The agreement provides for overdraft borrowings up to 2.0 million Malaysian ringgits (approximately U.S. $526,000 at June 30, 2004). Borrowings under the overdraft facility bear interest at the bank’s base lending rate (6.0% at June 30, 2003 and 6.0% at June 30, 2004) plus 1.75%. At June 30, 2004 and 2003, no amounts were outstanding under the overdraft facility. Borrowings under this agreement are secured by certain assets of Opto Malaysia and are guaranteed by us. This facility expires in January 2005, and we believe that it will be renewed on the same or similar terms.

Metorex Security Products, Oy has a loan agreement with a Finnish bank that provides for 525,000 euros (approximately U.S. $640,000 at June 30, 2004) under a tender and performance bond facility. As of June 30, 2004 U.S. $571,000 was outstanding under this facility. The agreement also provides for a foreign currency overdraft facility up to 460,000 euros (approximately U.S. $561,000 at June 30, 2004). At June 30, 2004, 84,000 euros (approximately U.S $103,000) was outstanding under the facility. Borrowings under these facilities bear interest rate at the bank’s prime lending rate (4.0% at June 30, 2003 and 2.5% at June 30, 2004) plus 1.0%. These facilities expire in February 2006.

We believe that cash from operations, existing cash and lines of credit will be sufficient to meet our cash requirements for the foreseeable future.

The following is a summary of our contractual commitments at June 30, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	4-5 years	After 5 Years
Long-Term Debt	$1,830	$1,798	$32	$—	$—
Operating Leases	$48,090	$9,312	$13,808	$9,932	$15,038
Management Retention Bonus	$5,900	$3,175	$2,725	$—	$—

Total Contractual Cash Obligations	$55,820	$14,285	$16,565	$9,932	$15,038

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 years	4-5 years	Over 5 Years
Standby Letters of Credit	$6,971	$6,367	$555	$49	$—

Total Commercial Commitments	$6,971	$6,367	$555	$49	$—

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding a variable interest. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN 46. The provisions of FIN 46R are effective for the first interim or annual period ending after March 15, 2004 when certain conditions are met by a variable interest entity.

We have adopted FIN 46R and have consolidated in our financial statements our investment in CXR Limited, which was previously accounted for under the equity method. The results and operations of this venture are not material to our financial position or results of operations. Creditors and other investors in the venture do not have any recourse to us.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our financial position or result of operations.

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired to be applied in reporting periods beginning after June 15, 2004 and contains disclosure requirements effective in annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS Nos. 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective for fiscal years ending after June 15, 2004. The adoption of EITF Issue No. 03-1 did not have a material effect on our financial position or result of operations.

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

Foreign Currency

We maintain the accounts of our operations in Canada, India, Malaysia, Norway, Singapore, and the United Kingdom in Canadian dollars, Indian rupees, Malaysian ringgits, Norwegian kroners, Singapore dollars, and U.K. pounds, respectively. We maintain the accounts of our operations in Austria, Finland, France, Germany, and Greece in euros. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder’s equity. We included transaction losses of approximately $475,000 in income for fiscal year 2003 and $377,000 in fiscal year 2004. A hypothetical 10% change in the relevant currency rates at June 30, 2003, would not have a material impact on our financial position or results of operations.

Our use of derivatives consists primarily of foreign exchange contracts and interest rate swaps. We purchase forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale. We do not use the contracts for trading purposes. As of June 30, 2004, there were no foreign exchange contracts outstanding. As of June 30, 2003, we had one foreign exchange contract with a notional amount of $1.2 million to hedge foreign exchange exposure on accounts receivable and accounts payable.

Importance of International Markets

International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, and political instability. For the year ended June 30, 2004, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on our consolidated revenues and results of operations. As a result of monetary policy in Malaysia, including the pegging of the Malaysian ringgit to the U.S. dollar, we believe that our foreign currency exposure in Malaysia will not be significant in the foreseeable future. We continue to perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing with local currencies in our foreign business transactions, we are at risk with respect to foreign currency fluctuations.

Inflation

We do not believe that inflation has had a material impact on our results of operations.

Interest Rate Risk

All highly liquid investments with maturity of three months or less are classified as cash equivalent and recorded in the balance sheet at fair value. Short-term investments are comprised of high quality marketable securities. We have not historically used derivatives to hedge our interest rate risk. However, during the fiscal year 2002 we entered into interest rate swaps to convert a portion of our variable-interest-rate debt to a fixed-rate liability. As of June 30, 2004, all interest rate swaps had expired. The fair value of the swaps was ($90,000) as of June 30, 2003.

The carrying amount, principal maturity and estimated value of our investment portfolio and long-term debt exposure as of June 30, 2003 are as follows:

	Carrying Amount	Maturity
	2003	2004	2005	2006	Fair Value
Investments
Cash and cash equivalents	$94,246				$94,246
Average interest rate	1.8%
Long-term debt
Secured long term loan	$4,463	2,625	1,838		$4,463
Average interest rate	4.6%	4.6%	4.6%

The carrying amount, principal maturity and estimated value of our investment portfolio and long-term debt exposure as of June 30, 2004 are as follows:

	Carrying Amount	Maturity
	2004	2005	2006	2007	Fair Value
Investments
Cash and cash equivalents	$39,879				$39,879
Average interest rate	1.8%
Long-term debt
Secured long term loan	$1,830	$1,798	$32		$1,830
Average interest rate	5.0%	5.0%	5.0%

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

We encounter aggressive competition from numerous competitors in many areas of our business. In the security and inspection and medical monitoring and imaging systems markets, competition is based primarily on such factors as product performance, functionality and quality, cost, prior customer relationships, technological capabilities of the product, price, certification by government authorities, local market presence, and breadth of sales and service organization. In the optoelectronic devices and value-added subsystems market competition is based primarily on factors such as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support, and on the ability to provide fully-integrated services from application development and design through volume subsystem production. We may not be able to compete effectively with all of our competitors. To remain competitive, we must develop new products and enhance our existing products in a timely manner. We anticipate that we may have to adjust prices of many of our products to stay competitive. In addition, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines.

The September 11, 2001 terrorist attacks and the creation of the U.S. Department of Homeland Security have increased financial expectations that may not materialize.

The September 11, 2001 terrorist attacks and the subsequent creation of the U.S. Department of Homeland Security have created increased interest in our security and detection products; however, we are not certain whether the level of demand will continue to be as high as anticipated. We do not know what solutions will continue to be adopted by the U.S. Department of Homeland Security as a result of the terrorism and whether our products will be a part of the solution. Additionally, should our products be considered as a part of the future security solution, it is unclear what the level may be and how quickly funding to purchase our products may be made available. These factors may adversely impact us and create unpredictability in revenues and operating results.

Our revenues are dependent on orders in the security and inspection products, which have lengthy and unpredictable sales cycles.

Sales of security and inspection products depend in significant part upon the decision of governmental agencies to upgrade or expand existing airports, border crossing inspection sites, seaport inspection sites, and other security installations. Accordingly, a portion of our sales of security inspection and detection products is often subject to delays associated with the lengthy approval processes that typically accompany such capital expenditures. During these approval periods, we expend significant financial and management resources in anticipation of future orders that may not occur. If we fail to receive an order after expending such resources, such failure could have a material adverse effect on our business, financial condition and results of operations.

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

Some of our products are used by our customers to develop, test, and manufacture their products. We therefore must anticipate industry trends and develop products in advance of the commercialization of our customers’ products. In developing any new product, we may be required to make a substantial investment before we can determine the commercial viability of the new product. If we fail to accurately foresee our customers’ needs and future activities, we may invest heavily in research and development of products that do not lead to significant revenues.

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

One of our strategies is to supplement our internal growth by acquiring businesses and technologies that complement or augment our existing product lines. This growth has placed, and may continue to place, significant demands on our management, working capital, and financial resources. We may be unable to identify or complete promising acquisitions for many reasons, including:

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

Our acquisition and alliance activities could disrupt our ongoing business.

We intend to continue to make investments in companies, products, and technologies, either through acquisitions or investments or alliances. For example, we completed the acquisition of Spacelabs Medical this past year, a global manufacturer and distributor of patient monitoring and clinical information systems for use primarily in hospitals. Acquisitions and alliance activities often involve risks, including: (i) difficulty in assimilating the acquired operations and employees; (ii) difficulty in managing product co-development activities with our alliance partners; (iii) retaining the key employees of the acquired operation; (iv) disruption of our ongoing business; (v) inability to successfully integrate the acquired technologies and operations into our businesses and maintain uniform standards, controls, policies, and procedures; and (vi) lacking the experience necessary to enter into new product or technology markets. In addition, from time to time, our competitors acquire or enter into exclusive arrangements with companies with whom we do business or may do business in the future. Reductions in the number of partners with whom we may do business in a particular context may reduce our ability to enter into critical alliances on attractive terms or at all, and the termination of an existing alliance by a business partner may disrupt our operations.

Economic, political, and other risks associated with international sales and operations could adversely affect our sales.

In fiscal year 2002 revenues from shipments made outside of the United States accounted for approximately 52% of our revenues, 51% in fiscal year 2003, and 41% in fiscal year 2004. Of the revenues generated during fiscal year 2004 from shipments made to customers outside of the United States, 17% represented sales from the U.S. to foreign customers, and the balance represented sales generated by our foreign subsidiaries. Since we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

While we own certain patents and trademarks, some aspects of our business cannot be protected by patents or trademarks. Accordingly, in these areas there are few legal barriers that prevent potential competitors from copying certain of our products, processes, and technologies or from otherwise entering into operations in direct competition with us.

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

Our business exposes us to potential product liability risks, particularly with respect to our security and inspection products. There are many factors beyond our control that could lead to liability claims, including the failure of the products in which our subsystems are installed, the reliability of the customers’ operators of the inspection equipment, and the maintenance of the inspection units by the customers. There can be no assurance that the amount of product liability insurance that we carry will be sufficient to protect us from product liability claims. A product liability claim in excess of the amount of insurance we carry could have a material adverse effect on our business, financial condition, and results of operations.

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

We are subject to various federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling and disposal of certain hazardous substances and wastes used or generated in the manufacturing and assembly of our products. Under such laws, we may become liable for the costs of removal or remediation of certain hazardous substances or wastes that have been or are being disposed of offsite as wastes or that have been or are being released on or in our facilities. Such laws may impose liability without regard to whether we knew of, or caused, the release of such hazardous substances or wastes. Any failure by us to comply with present or future regulations could subject us to the imposition of substantial fines, suspension of production, alteration of manufacturing processes, or cessation of operations, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Changes in governmental regulations may reduce demand for our products or increase our expenses.

We compete in markets in which we or our customers must comply with federal, state, local, and foreign regulations, such as environmental, health, safety, and food and drug regulations. We develop, configure, and market our products to meet customer needs created by these regulations. Any significant change in these regulations could reduce demand for our products.

Risks Related To Our Capital Structure and Common Stock

Our Articles of Incorporation and other agreements contain provisions that could discourage a takeover.

Our Articles of Incorporation authorize our Board of Directors to issue up to 10,000,000 shares of Preferred Stock in one or more series, to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of preferred stock, to fix the number of shares constituting any such series, and to fix the designation of any such series, without further vote or action by shareholders. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of the holders of our Common Stock and thereby reduce the value of our Common Stock. We have no present plans to issue shares of Preferred Stock. The issuance of Preferred Stock, coupled with the concentration of ownership in the directors and executive officers, could discourage certain types of transactions involving an actual or potential change in control of our company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then current prices, otherwise dilute the rights of holders of Common Stock, and may limit the ability of such shareholders to cause or approve transactions which they may deem to be in their best interests, all of which could have a material adverse effect on the market price of our Common Stock. We have in place a stockholder rights plan, adopted in 2000, under which our stockholders are entitled to purchase shares of preferred stock under certain circumstances. These circumstances include the purchase of 20% or more of the outstanding shares of Common Stock by a person or group, or the announcement of a tender or exchange offer to acquire 20% or more of the outstanding Common Stock. The stockholder rights plan may have the effect of impeding or preventing certain types of transactions involving a change in control of our company that could be beneficial to the stockholders.

Our Articles of Incorporation limit the liability of its directors, which may limit the remedies we or our shareholders have available.

Our Articles of Incorporation provide that, pursuant to the California Corporations Code, the liability of our directors for monetary damages shall be eliminated to the fullest extent permissible under California law. This is intended to eliminate the personal liability of a director for monetary damages in an action brought by us, or in our right, for breach of a director’s duties to us or our shareholders and may limit the remedies available to us or our shareholders. This provision does not eliminate the directors’ fiduciary duty and does not apply to liabilities for: (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law; (ii) acts or omissions that a director believes to be contrary to the best interests of our company or our shareholders or that involve the absence of good faith on the part of the director; (iii) any transaction from which a director derived an improper personal benefit; (iv) acts or omissions that show a reckless disregard for the director’s duty to the our company or our shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to our company or our shareholders; (v) acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to our company or our shareholders; (vi) certain transactions or the approval of transactions in which a director has a material financial interest; and (vii) expressly imposed by statute for approval of certain improper distributions to shareholders or certain loans or guarantees.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about September 27, 2004.

ITEM 11. EXECUTIVE	COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about September 27, 2004.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about September 27, 2004.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about September 27, 2004.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about September 27, 2004.

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

(b)  Reports on Form 8-K

Report on Form 8-K filed on May 3, 2004, regarding the issuance by us of a news release on April 29, 2004 on the subject of third quarter consolidated earnings.

Report on Form 8-K/A filed on June 1, 2004 (amending a Report on Form 8-K filed on March 26, 2004) in order to include the financial statements of the Spacelabs Medical business we acquired on March 19, 2004 (required to be disclosed by Item 7(a) of Form 8-K) and the pro forma financial information of the Spacelabs Medical business (required to be disclosed by Item 7(b) of Form 8-K), as such delayed disclosure was permitted pursuant to Item 7(a)(4) and Item 7(b)(2) of Form 8-K.

Report on Form 8-K filed on June 2, 2004, announcing a private placement of 1,500,000 shares of OSI Systems, Inc. Common Stock.

Report on Form 8-K filed on September 9, 2004, announcing the repurchase by us of 107,500 shares of our Common Stock and announcing that our Board of Directors has authorized the repurchase of up to an additional 1,000,000 shares of our Common Stock under an existing stock repurchase plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC.
(Registrant)

Date: September 13, 2004	By:	/s/ ANUJ WADHAWAN
Anuj Wadhawan, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 13, 2004

/s/ ANUJ WADHAWAN Anuj Wadhawan	Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2004

/s/ AJAY MEHRA Ajay Mehra	Executive Vice President, President, Security Products Group and Director	September 13, 2004

/s/ STEVEN C. GOOD Steven C. Good	Director	September 13, 2004

/s/ MEYER LUSKIN Meyer Luskin	Director	September 13, 2004

/s/ CHAND R. VISWANATHAN Chand R. Viswanathan	Director	September 13, 2004

INDEX TO EXHIBITS

No.	Exhibit Description
3.1	Articles of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (1)

4.1	Specimen Common Stock Certificate (2)

10.1	1987 Incentive Stock Option Plan, as amended, and form of Stock Option Agreement (1)

10.2	1997 Stock Option Plan and forms of Stock Option Agreements (3)

10.3	Incentive Compensation Agreement dated December 18, 1996 between the Company and Andreas F. Kotowski (1)

10.4	Form of Indemnity Agreement for directors and executive officers of the Company (2)

10.5	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of June 23, 1998 by and between KB Chadron Building, LLC and UDT Sensors, Inc. (4)

10.6	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of June 23, 1998 by and between Chadron II, LLC and UDT Sensors, Inc. (4)

10.7	Employment Agreement dated September 1, 2000 between the Company and Ajay Mehra (5)

10.8	Employment Agreement dated April 1, 2002 between the Company and Deepak Chopra (6)

10.9	Employment Agreement dated June 1, 2003 between the Company and Victor S. Sze (7)

10.10	Employment Agreement dated June 1, 2003 between the Company and Anuj Wadhawan (7)

10.11	Amended and Restated Credit Agreement dated as of December 1, 2003, by and between Bank of the West and OSI Systems, Inc. (8)

10.12	Merger Agreement and Plan of Organization dated as of December 18, 2003 by and among Advanced Research & Applications Corp., Robert A. Armistead, OSI Subsidiary, Inc., and OSI Systems, Inc. (9)

10.13	First Amendment and Waiver to Amended and Restated Credit Agreement dated as of April 1, 2004, by and between Bank of the West and OSI Systems, Inc. (10)

10.14	Purchase Agreement dated as of January 2, 2004 between Instrumentarium Corporation and OSI Systems, Inc. (11)

10.15	Letter Agreement dated as of March 19, 2004 between Instrumentarium Corporation and OSI Systems, Inc. amending and supplementing the Purchase Agreement dated as of January 2, 2004. (11)

10.16	Securities Purchase Agreement dated as of June 1, 2004, among OSI Systems, Inc. and various purchasers (12)

10.17*	Lease dated June 24, 2002 between S/I Sammamish I, LLC and Spacelabs Medical, Inc.

10.18*	Lease dated June 24, 2002 between S/I Sammamish I, LLC and Spacelabs Medical, Inc.

21.1*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Section 302

31.2*	Certification Pursuant to Section 302

No.	Exhibit Description
32.1*	Certification Pursuant to Section 906

32.2*	Certification Pursuant to Section 906

*	Filed herewith
(1)	Previously filed with the Company’s Registration Statement filed June 13, 1997.
(2)	Previously filed with the Company’s Amendment No. 2 to the Registration Statement filed August 15, 1997.
(3)	Previously filed with the Company’s Amendment No. 1 to the Registration Statement filed August 1, 1997.
(4)	Previously filed with the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended June 30, 1998.
(5)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
(6)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
(7)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
(8)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003.
(9)	Previously filed with the Company’s Current Report on Form 8-K filed January 1, 2004.
(10)	Previously filed with the Company’s Quarterly Report on Form 10Q for the quarterly period ended March 31, 2004.
(11)	Previously filed with the Company Current Report on Form 8-K filed March 26, 2004.
(12)	Previously filed with the Company Current Report on Form 8-K filed June 2, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OSI Systems, Inc.:

We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

September 13, 2004

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND 2004

(Dollars in Thousands, Except Share Amounts)

	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,246	$39,879
Marketable securities, available-for-sale	3,973
Accounts receivable—net of allowance for doubtful accounts of $1,098 and $774 at June 30, 2003 and 2004, respectively	36,901	85,774
Other receivables	2,549	7,480
Inventory	42,415	97,174
Prepaid expenses	1,264	3,580
Prepaid income tax	191	391
Deferred income taxes	5,473	6,611

Total current assets	187,012	240,889
PROPERTY AND EQUIPMENT—Net	14,115	18,775
GOODWILL	11,436	23,925
INTANGIBLE ASSETS—Net	14,055	44,914
INVESTMENTS	1,697	1,475
OTHER ASSETS	665	1,035
DEFERRED INCOME TAXES	558	788

TOTAL	$229,538	$331,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit		$723
Current portion of long-term debt	$2,625	1,798
Accounts payable	14,524	33,171
Accrued payroll and related expenses	5,122	13,006
Income taxes payable	3,192	3,075
Advances from customers	6,648	14,331
Accrued warranties	2,782	9,190
Provision for losses on long-term contract	4,644	858
Other accrued expenses and current liabilities	5,559	21,339

Total current liabilities	45,096	97,491
LONG-TERM DEBT	1,838	32
ACCRUED PENSION	1,340	1,529
DEFERRED INCOME TAXES	630	5,198
MINORITY INTEREST	235	69

Total liabilities	49,139	104,319

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding at June 30, 2003 and 2004
Common stock, no par value—authorized, 40,000,000 shares; issued and outstanding, 14,519,903 and 16,213,428 shares at June 30, 2003 and 2004, respectively	135,884	170,129
Retained earnings	45,005	54,961
Accumulated other comprehensive (loss) income	(490)	2,392

Total shareholders’ equity	180,399	227,482

TOTAL	$229,538	$331,801

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

(Dollars in Thousands, Except Per Share Amounts)

	2002	2003	2004
REVENUES	$124,230	$182,644	$247,069

COST OF GOODS SOLD	85,908	122,661	163,712

GROSS PROFIT	38,322	59,983	83,357

OPERATING EXPENSES:
Selling, general and administrative expenses	21,647	29,160	54,161
Research and development	6,434	8,865	14,638
Goodwill amortization	402
Management retention bonus			1,104
Restructuring charges			1,061

Total operating expenses	28,483	38,025	70,964

INCOME FROM OPERATIONS	9,839	21,958	12,393

GAIN ON SALE OF MARKETABLE SECURITIES		1,767	376

WRITE OFF OF DEFERRED ACQUISITION COSTS		(608)

WRITE OFF OF EQUITY INVESTMENTS		(1,433)	(247)

INTEREST INCOME	814	1,166	863

INTEREST EXPENSE	(653)	(380)	(283)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	10,000	22,470	13,102

PROVISION FOR INCOME TAXES	3,000	6,521	3,316

MINORITY INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY	(79)	(156)	170

NET INCOME	$6,921	$15,793	$9,956

EARNINGS PER COMMON SHARE—Basic	$0.63	$1.13	$0.68

EARNINGS PER COMMON SHARE—Diluted	$0.60	$1.09	$0.65

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2002, 2003 AND 2004 (Dollars in Thousands, Except Share Amounts)

	Preferred		Common		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Comprehensive Income	Total

	Number of Shares	Amount	Number of Shares	Amount
BALANCE, JULY 1, 2001			8,462,968	$43,567	$22,291	$(3,377)		$62,481
Exercise of stock options			554,514	5,493				5,493
Stock option compensation				47				47
Tax benefit of stock options exercised				2,160				2,160
Shares purchased under the employee stock purchase program			22,468	71				71
Issuance of common stock and warrants under private placement			3,766,946	56,803				56,803
Comprehensive income (loss):
Net income					6,921		$6,921	6,921
Other comprehensive loss—translation adjustment						2,235	2,235	2,235
Unrealized gain on available for sale securities—net of tax						(194)	(194)	(194)
Change in fair value of derivative instruments—net of tax						(14)	(14)	(14)
Minimum pension liability adjustment—net of tax						(269)	(269)	(269)

Comprehensive income							$8,679

BALANCE, JUNE 30, 2002			12,806,896	108,141	29,212	(1,619)		135,734
Exercise of stock options			101,769	858				858
Stock option compensation				56				56
Tax benefit of stock options exercised				357				357
Shares purchased under employee stock purchase program			13,348	195				195
Issuance of common stock and warrants under private placement			1,250,000	20,528				20,528
Issuance of common stock as purchase consideration			347,890	5,749				5,749
Comprehensive income (loss):
Net income					15,793		$15,793	15,793
Other comprehensive income—translation adjustment						1,995	1,995	1,995
Unrealized loss on available for sale securities—net of tax						(468)	(468)	(468)
Change in fair value of derivative instruments—net of tax						50	50	50
Minimum pension liability adjustment—net of tax						(448)	(448)	(448)

Comprehensive income							$16,922

BALANCE, JUNE 30, 2003			14,519,903	135,884	45,005	(490)		180,399
Exercise of stock options			177,244	1,233				1,233
Tax benefit of stock options exercised				907				907
Shares purchased under employee stock purchase program			16,281	217				217
Issuance of common stock and warrants under private placement			1,500,000	30,975				30,975
Adjustment for minority interest				913				913
Comprehensive income (loss):
Net income					9,956		$9,956	9,956
Other comprehensive income—translation adjustment						2,418	2,418	2,418
Unrealized loss on available for sale securities—net of tax						564	564	564
Change in fair value of derivative instruments—net of tax						64	64	64
Minimum pension liability adjustment—net of tax						(164)	(164)	(164)

Comprehensive income							$12,838

BALANCE, JUNE 30, 2004			$16,213,428	$170,129	$54,961	$2,392		$227,482

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2002, 2003 AND 2004 (Dollars in Thousands)

	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,921	$15,793	$9,956
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	747	(13)	287
Depreciation and amortization	3,930	4,289	5,708
Write-off of deferred acquisition costs		608
Write-off of equity investment		1,433	247
Gain on sale of marketable securities		(1,767)	(376)
Minority interest in net income (loss) of subsidiary	79	156	(170)
Equity earnings of unconsolidated affiliates	(154)	(76)	102
Tax effect of stock option benefit	2,160	357	907
Stock option compensation	47	56
Deferred income taxes	(2,693)	607	(1,450)
Restructuring charges			1,061
Loss on sale of property and equipment	78	52	40
Changes in operating assets and liabilities—net of business acquisitions
Accounts receivable	(9,942)	3,521	(16,623)
Other receivables	(1,305)	606	(4,551)
Inventory	(5,060)	(4,320)	(15,112)
Prepaid expenses	28	(136)	(1,035)
Accounts payable	2,335	(206)	11,111
Accrued payroll and related expenses	1,035	636	2,430
Income taxes payable	1,524	171	(206)
Advances from customers	3,523	1,482	(1,874)
Accrued warranties	440	516	(1,339)
Other accrued expenses and current liabilities	2,396	(2,209)	472

Net cash provided by (used in) operating activities	6,089	21,556	(10,415)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on the sale of investments and marketable securities		18,271	5,256
Purchases of investments and marketable securities		(22,990)
Proceeds from sale of property and equipment	99	53	8
Additions to property and equipment	(2,101)	(3,569)	(5,404)
Cash paid for business acquisition—net of cash acquired		(5,373)	(77,511)
Cash received on note receivable	450	800
Cash proceeds from sale of minority interest and distribution rights for Dolphin Medical			2,000
Intangible and other assets	(816)	(2,081)	27

Net cash used in investing activities	(2,368)	(14,889)	(75,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayment of) proceeds from bank lines of credit	(100)		715
Payments on long-term debt	(2,580)	(2,627)	(2,633)
Proceeds from exercise of stock options and employee stock purchase plan	5,564	1,053	1,450
Proceeds from private placement	56,803	20,528	30,975

Net cash provided by financing activities	59,687	18,954	30,507

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(271)	1,021	1,165

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	63,137	26,642	(54,367)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,467	67,604	94,246

CASH AND CASH EQUIVALENTS, END OF YEAR	$67,604	$94,246	$39,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid (received) during the year for:
Interest	$(200)	$(813)	$(587)
Income taxes	$2,017	$6,731	$3,775

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

(Dollars in Thousands)

Acquisition of Centro Vision, Inc.

In July 2002, the Company acquired substantially all the assets and business of Centro Vision, Inc.,

(“Centro Vision”), formerly Thermo Centro Vision, Inc., for $1,450. The assets acquired and liabilities assumed were as follows:

Fair value of assets acquired	$1,461
Goodwill	399
Liabilities assumed	(410)

Cash paid	$1,450

Acquisition of Ancore Corporation

In November 2002, the Company acquired all the outstanding capital stock of Ancore Corporation (“Ancore”)

for an initial purchase payment of $2,120, including legal and professional fees of $120, the issuance of 347,890 shares of OSI Common Stock valued at $5,749, and subsequent contingent payments of $2,574. The assets acquired and liabilities assumed were as follows:

Fair value of assets (net of cash) acquired	$3,150
Core technology	6,800
Developed technology	5,700
Goodwill	4,129
Liabilities assumed	(2,812)
Provision for losses on long-term contract	(6,524)

Shares Issued and Cash paid	$10,443

Intangible assets acquired have the following useful lives: Developed Technology—20 years; Core Technology—30 years.

Acquisition of OSI Defense Systems, LLC

In August 2003, the Company acquired certain assets representing the military laser-based training business of

Schwartz Electro-Optics. The acquisition was made through a newly formed, wholly-owned subsidiary, OSI Defense Systems, LLC (“OSI Defense”). Of the purchase price of $3,661 including acquisition costs, the Company had paid a deposit of of $250 in fiscal 2003. The following table shows the purchase price allocation:

Fair value of assets (net of cash) acquired	$102
Goodwill	3,157
Customer relationships	445
Liabilities assumed	(43)

Cash paid	$3,661

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

(Dollars in Thousands)

Acquisition of OSI Electronics, Inc.

In October 2003, the Company acquired the assets of a manufacturing services company specializing in surface mount technology lines and PC board assembly operations for approximately $4,473 including acquisition costs. The acquisition was made through a wholly-owned subsidiary, OSI Electronics, Inc. (“OSI Electronics”). The following table shows the allocation of purchase price:

Fair value of assets (net of cash) acquired	$5,483
Customer relationships	40
Liabilities assumed	(1,050)

Cash paid	$4,473

Acquisition of OSI Laserscan

In November 2003, the Company acquired substantially all of the assets of Schwartz Electro-Optics in a bankruptcy court supervised auction. The Company paid approximately $1,600, including acquisition costs. The business operates under the name OSI Laserscan. The following table shows the allocation of the purchase price:

Fair value of assets (net of cash) acquired	$676
Goodwill	411
Developed technology	300
Customer relationships	250
Liabilities assumed	(37)

Cash paid	$1,600

Acquisition of J&D Engineering (UK) through Rapiscan Security Products Limited

In December 2003, the Company acquired substantially all of the assets of J&D Engineering (UK) Limited (“J&D Engineering”), a company registered in England and Wales. The Company paid approximately 460,000 pounds sterling (or approximately $820) including acquisition costs.

The acquisition was made through a wholly owned subsidiary, Rapiscan Security Products Ltd. (“Rapiscan UK”) The following table shows the allocation of the purchase price:

Fair value of assets (net of cash) acquired	$435
Goodwill	385

Cash paid	$820

Acquisition of the remainder of RapiTec, Inc.

In January 2004, minority shareholders of RapiTec, Inc. (“RapiTec”) subsidiary accepted an offer by the Company to purchase all shares of RapiTec common stock held by them. As a result of the transaction, the Company now wholly owns RapiTec. Consideration paid for the share purchase transaction consisted of an initial cash payment of approximately $820, of which $536 was allocated to goodwill. Subsequent to the year ended June 30, 2004, a second cash payment of approximately $150 is due to the former minority shareholders of RapiTec, due to RapiTec meeting certain performance requirements. This amount will be recorded as goodwill.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

(Dollars in Thousands)

Acquisition of Advanced Research & Applications Corp.

In January 2004, the Company completed the acquisition of Advanced Research & Applications Corp. (“ARACOR”), a privately held company located in Sunnyvale, California. Consideration for the acquisition consisted of an initial cash payment of approximately $17,602 (net of cash acquired), including acquisition costs. Furthermore, during the seven years following the close, contingent consideration is payable based on ARACOR’s net revenues, provided certain requirements are met. The contingent consideration is capped at $30,000. The following table shows the allocation of the purchase price:

Fair value of assets (net of cash) acquired	$2,509
Goodwill	8,302
Developed technology	14,300
Customer relationships	700
Liabilities assumed	(2,176)
Deferred taxes	(6,033)

Cash paid	$17,602

Intangible assets acquired have the following useful lives: Developed Technology—20 years; Customer Relationships—5 years.

Acquisition of Spacelabs Medical, Inc.

In March 2004, the Company completed the acquisition of Spacelabs Medical, Inc. (“Spacelabs Medical”), based in Issaquah, Washington, from Instrumentarium Corporation for approximately $47,929 in cash (net of cash acquired), including acquisition costs. Spacelabs is a manufacturer and distributor of patient monitoring systems for critical care and anesthesia, wired and wireless networks, clinical information connectivity solutions, ambulatory blood pressure monitors, and medical data services. The final purchase price is subject to certain working capital adjustments. In June 2004, the Company notified Instrumentarium Corporation’s parent, GE Medical Systems, of a working capital and retention bonus adjustment resulting in what we believe to be a downward adjustment of the purchase price in the amount of $25,900. In September 2004, GE Medical Systems responded that it believes the amount of the downward adjustment to be $7,800. No amounts have been recorded in the financial statements in relation to the expected reduction in the purchase price. The amount of the final adjustment will be resolved by way of a process established in the purchase agreement. Therefore, the final purchase price and the purchase price allocation may differ significantly from the preliminary estimates of these amounts. The following table shows the preliminary allocation of the purchase price:

Current Assets (net of cash)	$65,474
Fixed Assets	2,023
Developed Technology	5,771
Tradenames	6,041
Customer Relationships/Backlog	3,344
Other Long-term Assets	1,610

Total Assets	84,263

Current Liabilities	(36,334)

Total consideration paid in cash	$47,929

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

(Dollars in Thousands)

Intangible assets acquired have the following useful lives: Developed Technology—10 years; Customer Relationships/Backlog—10 years. Acquired intangible assets include amounts assigned to tradenames that are not subject to amortization.

Acquisition of CXR Limited

In August 2002, the Company purchased a minority interest in CXR Limited (“CXR”), a United Kingdom based research and development company that develops products able to generate x-ray images of fast moving objects. In June 2004, the Company subscribed to $810 of additional shares issued by CXR. The Company further purchased shares held by third parties for a total of $550, of which $75 was allocated to goodwill and $475 was allocated to amortizable intangible assets. With these additional investments, the Company increased its equity investment in CXR to approximately 75%.

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General—OSI Systems, Inc. and its subsidiaries is a vertically integrated, worldwide provider of security and inspection systems, medical monitoring and imaging systems, and optoelectronic devices and value-added subsystems.

The Company designs, manufactures and markets security and inspection systems worldwide to end users under trade names including “Rapiscan,” “Ancore,” “PFNA,” “Eagle,” “Metor,” and “Secure.” These products are used to inspect people, baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

In the medical field, the Company designs, develops, manufactures, and markets patient monitoring and imaging systems, network connectivity solutions, ambulatory blood pressure monitors, and related services under trade names including “Spacelabs,” “Ultracare,” and “Ultraview.” The Company also designs, develops, manufactures and markets arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools under trade names including “Dolphin” and “NuCat,” and peripheral bone densitometers under trade names including “DTX-200” and “DTU-One,” which are used in the early stage detection or diagnosis of osteoporosis.

The Company’s optoelectronic devices and value-added subsystems are used in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical diagnostics, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. The Company designs and manufactures optoelectronic devices and value-added subsystems for others through original equipment manufacturer arrangements, as well as for its security and medical equipment businesses.

Consolidation—The consolidated financial statements include the accounts of OSI Systems, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents—The Company considers all highly liquid investments purchased with maturity of three months or less as of the acquisition date, to be cash equivalents.

Marketable Securities—Marketable securities consist of equity securities categorized as available-for-sale and carried at fair value. Unrealized holding gains and losses on marketable securities are included in accumulated other comprehensive loss until realized. Fair value of marketable securities is determined by the quoted market prices of each marketable security. For purposes of determining gross realized gains and losses, the cost of the securities sold is based upon specific identification. The following is a summary of marketable securities available-for-sale as of June 30, 2003 (in thousands):

2003
Cost	$4,740
Unrealized loss	(767)

Total	$3,973

There were no marketable securities available for sale as of June 30, 2004. There were no realized gains or losses from sales of available-for-sale securities for the year ended June 30, 2002. Net realized gains on sales of available-for-sale securities amounted to $1,767,000 and $ 376,000 for the years ended June 30, 2003 and June 30, 2004 respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

Concentrations of Credit Risk—The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its cash, cash equivalents, available-for-sale investments and accounts receivable. The Company restricts investments in cash equivalents to financial institutions with high credit standing. At June 30, 2003 and 2004, approximately 89% and 86% of the Company’s cash equivalents were held at two and three financial institutions, respectively. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s worldwide customer base. No one customer accounted for more than 10% of accounts receivable as of June 30, 2004. One customer accounted for approximately 10% of the Company’s accounts receivable balance as of June 30, 2003. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.

Accounts Receivable—Accounts receivable consisted of the following at June 30 (in thousands):

	2003	2004
Trade receivables—net	$36,855	$81,601
Receivables related to long term contracts—unbilled costs and accrued profit on progress completed	46	4,173

Total	$36,901	$85,774

The unbilled costs and accrued profit at June 30, 2004 are expected to be entirely billed and collected during fiscal 2005.

Inventory— Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. The Company writes down inventory for slow-moving and obsolete inventory based on assessments of future demands for the next 12 to 36 months, market conditions and customers who may be experiencing financial difficulties. If these factors are less favorable than those projected, additional inventory write-downs may be required.

Inventory consisted of the following at June 30 (in thousands):

	2003	2004
Raw materials	$19,327	$41,064
Work-in-process	13,097	25,283
Finished goods	9,991	30,827

Total	$42,415	$97,174

Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of the useful life of the asset or the lease term.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

Property and equipment consisted of the following at June 30 (in thousands):

	Estimated Useful Lives	2003	2004
Land		$1,263	$1,263
Buildings	20 years	2,948	2,948
Equipment	5-8 years	16,124	17,786
Leasehold improvements	3-8 years	5,458	6,830
Tooling	3 years	2,364	2,661
Furniture and fixtures	8 years	1,580	2,325
Computer	4 years	6,602	11,351
Vehicles	3 years	278	277

Total		36,617	45,441
Less accumulated depreciation and amortization		(22,502)	(26,666)

Property and equipment—net		$14,115	$18,775

Impairment of Long-Lived Assets—The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, the Company recognizes an impairment loss based on the estimated fair value of the asset.

Income Taxes—Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of the Company’s assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

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

Derivative Instruments—Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

The Company’s use of derivatives consists of the purchase of foreign exchange contracts, in order to attempt to reduce foreign exchange transaction gains and losses, along with an interest rate swap on a variable interest rate term loan. The Company purchases forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and does not use the contracts for trading purposes. As of June 30, 2004 there were no foreign exchange contracts outstanding. As of June 30, 2003, the Company had a foreign

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

exchange contract with a notional amount outstanding of 4,464,000 Malaysian ringgits (approximately $1,161,000), which had no fair value. The foreign exchange contracts are effective foreign exchange hedges, and the changes in fair value are recorded as other comprehensive income.

In February 2001 and August 2001, the Company entered into interest rate swaps. The purpose for the swaps was to convert a portion of the variable interest debt into a fixed rate liability. As of June 30, 2004 all interest rate swaps had expired. As of June 30, 2003 interest rate swaps outstanding had a notional amount of $4,196,000 and a fair value of ($90,000). Any changes in the fair value of swaps are recorded in other comprehensive income—net of tax, due to swaps meeting the criteria of an effective cash flow hedge. All forward contracts, swaps and underlying transaction exposures are carried at fair value in other accrued expenses and liabilities in the accompanying consolidated balance sheets.

Revenue Recognition. The Company recognizes revenue upon shipment of products when title and risk of loss passes, and when terms are fixed and collection is probable. In accordance with the terms of Staff Accounting Bulletin No. 104 “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” where installation services, if provided, are essential to the functionality of the equipment, the portion of revenue for the sale attributable to installation is deferred and recognized when the installation services is provided. In an instance where terms of sale include subjective customer acceptance criteria, revenue is deferred until the acceptance criteria are met. Concurrent with the shipment of the product, the Company accrues estimated product return reserves and warranty expenses.

The Company undertakes projects that include the development and construction of large complex cargo inspection systems requiring installation and customization at the customer’s site. Sales under such long-term contracts are recorded under the percentage-of-completion method. Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

Revenues from separate service maintenance contracts are recognized ratably over the term of the agreements. For other services, service revenues are recognized as the services are performed. Deferred revenue for services arises from advance payments received from customers for services not yet performed.

Research and Development Costs. Research and development costs are charged to operations as incurred. Reimbursable costs for certain research and development activities are reflected as a reduction to research and development expense in the period the related costs are incurred.

Foreign Currency Translation—The accounts of the Company’s operations in Singapore, Malaysia, Norway, Finland, Germany, France, Austria, Greece, Canada, India and the United Kingdom are maintained in Singapore dollars, Malaysian ringgits, Norwegian kroners, euros, Canadian dollars, Indian rupees and U.K. pounds, respectively. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of accumulated other comprehensive loss. Transaction losses of approximately $13,000, $475,000 and $377,000, were included in income for the years ended June 30, 2002, 2003 and 2004, respectively.

Earnings per Share—The Company has reflected the provisions of SFAS No. 128, “Earnings per Share,” in the accompanying consolidated financial statements for all periods presented. Earnings per common share are computed using the weighted-average number of shares outstanding during the period. Diluted earnings per

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

common share are computed using the weighted-average number of shares outstanding during the period plus the dilutive effect of potential common stock. Potential common stock types are stock options, stock warrants and purchase rights.

As of June 30, 2002, 2003 and 2004, 891,000, 1,170,200 and 1,314,863, stock options, stock warrants and stock purchase rights, respectively, were not included in diluted earnings per common share calculation because to do so would have been antidilutive.

The following table reconciles the numerator and denominator used in calculating earnings per share and diluted earnings per common share for the years ended June 30:

	2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share
Income available to common shareholders	$6,921,000	10,938,921	$0.63

Effect of dilutive securities
(Treasury stock method)		539,450

Total	$6,921,000	11,478,371	$0.60

	2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share
Income available to common shareholders	$15,793,000	14,013,584	$1.13

Effect of dilutive securities
(Treasury stock method)		499,790

Total	$15,793,000	14,513,374	$1.09

	2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share	$9,956,000	14,733,700	$0.68
Income available to common shareholders

Effect of dilutive securities
(Treasury stock method)		502,699

Total	$9,956,000	15,236,399	$0.65

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

Goodwill—On July 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and discontinued the amortization of goodwill. SFAS No. 142 also established a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company performed its annual impairment test during the second quarter of fiscal 2003 and 2004 and concluded that there is no impairment of goodwill for the years ended June 30, 2003 and 2004. The changes in the carrying amount of goodwill for the year ended June 30, 2004, are as follows (in thousands):

	North America	Europe	Asia	Consolidated
Balance as of June 30, 2003	$8,086	$3,350	$—	$11,436
Reduction related to net operating losses acquired on purchase of Ancore	(631)			(631)
Goodwill acquired during the period	12,406	460	—	12,866
Foreign currency translation adjustment	1	253	—	254

Balance as of June 30, 2004	$19,862	$4,063	$—	$23,925

SFAS No. 142 requires that intangible assets that meet the criteria for recognition apart from goodwill be reclassified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing.

Intangible assets which have indefinite lives and are therefore not subject to amortization, consisted of the following (in thousands):

	June 30, 2003 Gross Carrying Value	June 30, 2004 Gross Carrying Value
Tradename	$—	$6,041

Intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2003				June 30, 2004
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Purchased Software	5 years	$327	$243	$84	$327	$310	$17
Software development costs	5 years	2,144	752	1,392	3,558	1,063	2,495
Patents	20 years	408	96	312	438	139	299
Core technology	30 years	6,800	132	6,668	6,800	359	6,441
Developed technology	18 years	5,850	251	5,599	26,221	1,116	25,105
Customer relationships/Backlog	5 years	—	—	—	4,779	263	4,516

		$15,529	$1,474	$14,055	$42,123	$3,250	$38,873

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

Amortization expense for the years ended June 30, 2002, 2003 and 2004 was $126,000, $604,000 and $1,739,000, respectively. At June 30, 2004, estimated future amortization expense is as follows (in thousands):

2005	$2,919
2006	2,887
2007	2,872
2008	2,726
2009	2,394
2010 and thereafter	25,075

Total	$38,873

Software development costs incurred in the research and development of software products are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility is established, certain software development costs are capitalized. The Company amortizes these costs on a straight-line basis over a two- to five-year period, once it is put into use. During the years ended June 30, 2002, 2003 and 2004, the Company capitalized $194,000, $443,000 and $90,000 respectively, of software development costs.

As required by SFAS No. 142, the results for the prior year have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted for the year ended June 30, 2002, along with reported results for the years ended June 30, 2003 and 2004 is as follows (in thousands except for per share amounts):

	2002	2003	2004
Net income:
As reported	$6,921	$15,793	$9,956
Add back amortization of goodwill	323

Adjusted net income	$7,244	$15,793	$9,956

Basic earnings per share:
As reported	$0.63	$1.13	$0.68
Add back amortization of goodwill—net of tax	0.03

Adjusted basic earnings per share	$0.66	$1.13	$0.68

Diluted earnings per share:
As reported	$0.60	$1.09	$0.65
Add back amortization of goodwill—net of tax	0.03

Adjusted diluted earnings per share	$0.63	$1.09	$0.65

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

Provision for Warranties—The Company offers its customers warranties on products sold to them. These warranties typically provide for repairs and maintenance of its products for a specified time period. Concurrent with the sale of products, a provision for estimated warranty expenses is recorded with a corresponding increase in cost of goods sold. This provision is adjusted periodically based on historical and anticipated experience. Actual expenses of repairs under warranty, including parts and labor are charged to this provision when incurred.

Provision for Warranties (in thousands)
Balance on July 1, 2001	$1,687
Additions	1,668
Reductions for warranty repair costs	(1,191)

Balance on June 30, 2002	2,164
Additions	2,516
Reductions for warranty repair costs	(1,898)

Balance on June 30, 2003	2,782
Additions	2,718
Increase as a result of acquisitions	7,719
Reductions for warranty repair costs	(4,029)

Balance on June 30, 2004	$9,190

New Accounting Pronouncements—In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation Number 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding a variable interest. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN 46. The provisions of FIN 46R were effective for the first interim or annual period ending after March 15, 2004 when certain conditions are met by a variable interest entity. The Company adopted FIN 46R and consolidated its investment in CXR Limited (“CXR”), a U.K. based research and development venture that develops real time tomography systems, which was previously accounted for under the equity method. The results and operations of this venture are not material to the Company’s financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s financial position or result of operations.

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired to be applied in reporting periods beginning after June 15, 2004 and contains disclosure requirements effective in annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS Nos. 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective for fiscal years ending after June 15, 2004. The adoption of EITF Issue No. 03-1 did not have a material effect on the Company’s financial position or result of operations.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

Stock Options—The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its fixed plan stock options. These interpretations include FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25,” issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

The Company accounts for option grants to non-employees using the guidance of SFAS No. 123 and EITF No. 96-18, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.

The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, except for certain options issued to non-employees, as discussed above, no compensation cost using the intrinsic value method has been recognized for its stock option grants in the accompanying financial statements. If the fair value based method had been applied in measuring stock compensation expense under SFAS No. 123, the pro forma effect on net earnings and net earnings per share would have been as follows (in thousands except for per share amounts):

	Years Ended June 30,
	2002	2003	2004
Net income—as reported	$6,921	$15,793	$9,956
Add: Stock-based employee compensation expense included in reported net income—net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards—net	1,652	2,540	4,936

Pro forma net income	$5,269	$13,253	$5,020

Earnings per share:
Basic—as reported	$0.63	$1.13	$0.68
Basic—pro forma	$0.48	$0.95	$0.34
Diluted—as reported	$0.60	$1.09	$0.65
Diluted—pro forma	$0.46	$0.91	$0.33

The per share weighted-average fair value of stock options granted during 2002, 2003 and 2004 were $2,360,000, $4,827,000 and $6,608,000, respectively, on the date of grant. The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended June 30,
	2002	2003	2004
Expected dividend	0.0%	0.0%	0.0%
Risk free interest rate	4.2%	3.2%	3.3%
Expected volatility	92.0%	89.0%	98.0%
Expected life (in years)	5	5	5

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

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

2.    JOINT VENTURES AND EQUITY INVESTMENTS

In January 1994, the Company, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company, the Company’s chairman and chief executive officer, along with another director and officer of the Company have a 36%, 10.5% and 4.5% ownership interest, respectively, in the joint venture. The Company’s initial investment was $108,000. The Company and its directors and officers, collectively control less than 50% of the Board of Directors’ voting power in the joint venture. As a result, the Company accounts for the investment under the equity method of accounting.

The joint venture was formed for the purpose of the manufacture, assembly, service and testing of x-ray security and other products. Some of the Company’s subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products to the joint venture utilizing technology received from the subsidiary. The joint venture agreement provides for technology transfer between the Company and the joint venture, subject to certain restrictions.

The Company did not earn a technical fee during the years ended June 30, 2003 or 2004, and during the year ended June 30, 2002, the Company earned a technical fee of $35,000. At June 30, 2003, $0 and at June 30, 2004 $43,000, related to dividends declared was unpaid and thus was included in other receivables in the accompanying consolidated financial statements.

In August 2002, the Company invested $775,000 to purchase a minority equity interest in CXR, a UK-based research and development company that develops real time tomography systems. The investment was accounted for under the equity method of accounting. The equity share in the losses of this investment was not material for the year ended June 30, 2003 and 2004. As a result of adopting FIN 46, the Company began consolidating this investment during fiscal year 2004. In June 2004, the Company subscribed to $810,000 of additional shares issued by CXR. The Company further purchased shares held by third parties for a total of $550,000 and increased its interest to 75%.

For the years ended June 30, 2002, 2003 and 2004, the Company’s equity in the earnings (losses) of the above-mentioned joint ventures amounted to $154,000, $76,000 and ($102,000) respectively, and is included in selling, general and administrative expenses.

In July 2002, the Company purchased from Imagis Technologies, Inc. (“Imagis”) 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), and 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share, and certain ancillary rights, for an aggregate purchase price of $1.75 million. Imagis develops facial recognition software for security applications. The investment is classified as available-for-sale and as a result of the long term nature of this investment, is included under other assets in the accompanying consolidated financial

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

statements. For the years ended June 30, 2003 and 2004, based on the continued trading of Imagis common stock below the original purchase price for a prolonged period of time, an other than temporary impairment in the market value of this investment totaling $1,433,000 and $247,000, respectively (pre-tax) was recognized.

As a result of the acquisition of Spacelabs Medical, the Company acquired a 19.95% investment in a privately held company called Tempus Software. In June 2004, Quadramed Inc., a public company, traded over-the-counter, purchased Tempus Software from its shareholders for cash and unregistered shares. The Company received $902,000 in cash plus unregistered shares in Quadramed Inc. In addition, $115,000 in cash and additional unregistered shares in Quadramed Inc. were placed in escrow pending the resolution of final purchase adjustments.

As of June 30, 2004, the Company’s investment in Quadramed Inc. unregistered shares is valued at $322,000, which considers the restricted nature of the shares and the volatility of the stock price and is included under investments in the accompanying financial statements. In addition, the Company has not yet assigned a value to the cash and shares held in escrow as there are significant uncertainties as to the ultimate amount to which the Company will be entitled.

3.    ACQUISITIONS AND DISPOSITIONS

During the year ended June 30, 1999, the Company invested $1,002,000, including professional fees associated with the investment, in a company that was ultimately named OSI Medical, Inc. (“OSI Medical”) for an initial equity share of 40.3%. The Company’s initial investment, including goodwill of $740,000, was accounted for under the equity method for the year ended June 30, 1999. In October 1999, the Company acquired an additional 15.3% equity interest in OSI Medical for $1,225,000, including professional fees associated with the acquisition. The additional equity investment increased the Company’s equity share in OSI Medical to 55.6%. The Company changed the method of accounting for OSI Medical from the equity to the purchase method of accounting in October 1999. During April 2000, the Company also received five-year warrants (subject to earlier termination upon the occurrence of certain events) to acquire up to 1,110,000 additional OSI Medical shares at a purchase price of $1.35 per share. The warrants were first exercisable commencing on April 12, 2001.

In October 2000 and May 2001, the Company invested an additional $182,000 and $100,000, respectively, to increase the Company’s equity percentage to 74.8%. The Company merged OSI Medical into a newly formed subsidiary, Dolphin Medical, Inc. (“Dolphin Medical”) in March 2002. Dolphin Medical was formed in September 2001 when the medical device business of the Company’s UDT Sensors, Inc. subsidiary was contributed to Dolphin Medical in exchange for stock in Dolphin Medical. In December 2003, the Company entered into a Stock Purchase and Option Agreement with Conmed Corporation, whereby Conmed Corporation purchased a 10% interest in Dolphin Medical and an option to purchase all of the remaining shares of Dolphin Medical. In addition, Conmed Corporation and Dolphin Medical entered into a distribution agreement, which provides Conmed Corporation with distribution rights for certain Dolphin Medical products within certain defined territories. The Company currently owns approximately 90% of Dolphin Medical. The Company received $2.0 million in connection with the above-mentioned agreements of which $800,000 is deferred over the five year term of the distribution agreement.

On March 31, 2001, the Company sold all the outstanding common stock of its subsidiary, Silicon Microstructures, Inc. (“SMI”), to Elmos Semiconductor AG, in Germany, for $6,000,000 in cash. The intercompany loan that SMI held with the Company at the date of the sale was converted into a note for a total of $2,179,000. At June 30, 2003, no amounts were outstanding under the note. As part of the sale agreement, the

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

Company entered into a three-year commitment to supply certain products and manufacturing facilities to SMI. In July 2002, SMI served a notice to the Company terminating the commitment. There are no further obligations owed by either party.

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

In November 2002, the Company acquired all the outstanding capital stock of Ancore, a Santa Clara, California based privately held high-technology developer and provider of advanced inspection systems for aviation security, port and border inspection and counter-terrorism to enhance the Company’s large cargo inspection system offerings. Consideration paid for the acquisition consisted of a combination of the Company’s common stock and cash. At the close of the acquisition, the Company paid $2,000,000 in cash, and issued 347,890 shares of its Common Stock valued at $5,749,000. Expenses associated with the acquisition were approximately $120,000, and have been included in the total purchase price. The acquisition agreement contains certain provisions for additional contingent purchase price payments. On December 9, 2002, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares issued as part of the Ancore purchase consideration, as well as shares potentially issuable in satisfaction of contingent payments.

In January 2003, an additional contingent cash payment of $2,000,000 was made to former Ancore stockholders based on Ancore meeting certain performance criteria. The additional contingent consideration of $2,000,000 has been included in the allocated purchase price. In May 2003, an additional contingent cash payment of approximately $574,000 was made to former Ancore stockholders, based on Ancore meeting certain performance criteria. The additional $574,000 has been included in the allocated purchase price. In addition, during the five years subsequent to the acquisition, upon each commercial sale of a Pulsed Fast Neutron Analysis (“PFNA”) inspection system, the Company will pay former Ancore stockholders an earn-out of 6% of the price of the PFNA system, up to $750,000 per system, in either cash or stock, at the Company’s election. The PFNA earn-out payments are capped at an aggregate of $34,000,000. Initial PFNA systems are currently undergoing installation, and there is no assurance that PFNA systems will be successfully commercialized.

In August 2003, the Company acquired certain assets representing the military laser-based training business of Schwartz Electro-Optics, Inc. for $3.7 million. The acquisition was made through a newly formed, wholly-owned subsidiary, OSI Defense. The acquired business now develops and manufactures tactical engagement simulation systems, man-worn laser detectors, small arms transmitters, controller guns and a variety of targeting systems for the defense industry.

In October 2003, the Company acquired the assets of a manufacturing services company specializing in surface mount technology lines and PC board assembly operations for approximately $4,473,000 including acquisition costs (net of cash acquired). The acquisition was made through a wholly-owned subsidiary, OSI Electronics.

In November 2003, the Company acquired substantially all of the assets of Schwartz Electro-Optics, Inc. in a bankruptcy court supervised auction. The Company paid approximately $1,600,000, including acquisition

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

costs. The acquired assets comprise a business for the design, manufacturing and sale of laser-based systems used in traffic and toll management, precision agricultural management, and precision mapping and surveying. The business, located in Orlando, Florida now operates under the name OSI Laserscan. The acquisition was made through a wholly-owned subsidiary, OSI Defense.

In December 2003, the Company acquired substantially all of the assets of J&D Engineering, a company registered in England and Wales. The Company paid approximately 367,000 pounds sterling (or approximately $649,000) including acquisition costs. A further 93,000 pounds sterling (or approximately $171,000) was paid during the quarter ended March 31, 2004. The acquired assets comprise a business for the design, sale and manufacturing of, among other products, metal frames for x-ray scanners. The acquisition was made through the Company’s wholly owned subsidiary, Rapiscan Security Products Limited (“Rapiscan U.K.”).

In December 2003, we entered into a Stock Purchase and Option Agreement with Conmed Corporation, whereby Conmed Corporation purchased a 10% interest in, Dolphin Medical and an option to purchase all of the remaining assets and the business of Dolphin Medical. In addition, Conmed Corporation and Dolphin Medical entered into a distribution agreement, which provides Conmed Corporation with distribution rights for certain Dolphin Medical products within certain defined territories.

In January 2004, minority shareholders of the Company’s RapiTec subsidiary accepted an offer by the Company to purchase all shares of RapiTec common stock held by them. As a result of the transaction, the Company now wholly owns RapiTec. Consideration paid for the share purchase transaction consisted of an initial cash payment of approximately $820,000, of which $536,000 was allocated to goodwill. Subsequent to the year ended June 30, 2004, a second cash payment of approximately $150,000 is due to the former shareholders of RapiTec, due to RapiTec meeting certain performance requirements. This amount will be recorded as goodwill.

In January 2004, the Company completed the acquisition of ARACOR, a privately held company located in Sunnyvale, California. Consideration for the acquisition consisted of an initial cash payment of approximately $17,602,000 (net of cash acquired), including acquisition costs. Furthermore, during the seven years following the close, contingent consideration is payable based on ARACOR’s net revenues, provided certain requirements are met. The contingent consideration is capped at $30,000,000. The acquisition of ARACOR broadens the Company’s security product portfolio through ARACOR’s mobile x-ray inspection system—the Eagle—which is designed for container scanning at busy seaports. The results of operations of ARACOR have been included in the Company’s consolidated statement of operations from the acquisition date, January 7, 2004.

In March 2004, the Company completed the acquisition of Spacelabs Medical from Instrumentarium Corporation for approximately $47,929,000 in cash (net of cash acquired), including acquisition costs. Spacelabs Medical is a leading global manufacturer and distributor of patient monitoring systems for critical care and anesthesia, wired and wireless networks, clinical information connectivity solutions, ambulatory blood pressure monitors, and medical data services. The final purchase price is subject to certain working capital adjustments. In June 2004, the Company notified Instrumentarium Corporation’s parent, GE Medical Systems, of a working capital and retention bonus adjustment resulting in what the Company believes to be a downward adjustment of the purchase price in the amount of $25,900,000. In September 2004, GE Medical Systems responded that it believes the amount of the downward adjustment to be $7,800,000. No amounts have been recorded in the financial statements in relation to the expected reduction in the purchase price. The amount of the final adjustment will be resolved by way of a process established in the purchase agreement. Therefore, the final purchase price and purchase price allocation may differ significantly from the preliminary estimates of these amounts. The results of operations of Spacelabs Medical have been included in the Company’s consolidated statement of operations from the acquisition date, March 19, 2004.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

Pursuant to the terms of the purchase agreement, the Company assumed management retention bonus agreement for key personnel of Spacelabs Medical, which could amount to $5,900,000. These retention bonuses vest over a two year period beginning October 2003. Included in other accrued expenses and current liabilities, the Company has accrued a total of $3,100,000 of which $2,000,000 relates to the period prior to the acquisition of Spacelabs Medical.

Supplemental pro-forma disclosures of the results of operations for the years ended June 30, 2003 and 2004 as though the business combinations had been completed as of July 1, 2002 are as follows (in thousands except per share amounts):

	Unaudited
	2003	2004
Revenue	$376,347	$359,311
Net income (loss) before taxes	$275	$(12,840)
Net income (loss)	$271	$(7,892)
Diluted earnings (loss) per Share (1)	$0.02	$(0.52)

(1)	Earnings per share is calculated based on 14,642,386 and 15,236,399 diluted ordinary shares for the years ended June 30, 2003 and 2004, respectively.

In fiscal 2002, the Company entered into an agreement regarding a joint acquisition with L-3 Communications Corporation (“L-3”) of certain detection and security businesses then owned by PerkinElmer, Inc. (“PerkinElmer”). The transaction as contemplated would have resulted in the acquisition from L-3 of a certain portion of PerkinElmer’s detection and security businesses. L-3 completed the purchase of the entirety of the businesses from PerkinElmer in June 2002. In November 2002, L-3 terminated the L-3/OSI transaction prior to consummation. Due to L-3’s termination of the transaction, an expense of $608,000 was recorded for the year ended June 30, 2003, consisting of previously deferred transaction-related expenses.

4.     LINE-OF-CREDIT BORROWINGS

The Company maintains a credit agreement with a U.S. bank, which provides for a $50,000,000, line of credit that includes a revolving line, letter-of-credit, acceptance and foreign exchange facility. The agreement provides that the aggregate principal balance of all advances under the various facilities shall not exceed the total balance available under the line of credit. In addition, the Company has a $3,300,000 term loan facility. Borrowings under the line of credit bear interest at the bank’s variable reference rate (4.22% at June 30, 2003 and 4.0% at June 30, 2004) plus a margin, or at the Company’s option, at a fixed rate as quoted by the bank upon request for specific advances. Commitment fees are payable based on a rate of 0.125% of the unused borrowing facility.

The credit agreement expires in November 2005. Borrowings under the credit agreement are collateralized by substantially all of the assets of the Company’s U.S. subsidiaries. At June 30, 2004, there were no amounts outstanding under the line of credit. At June 30, 2004 approximately $3,400,000 was issued and outstanding under letters of credit and $1,798,000 was outstanding under the term loan (see Note 5). Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain financial ratios. Included in these restrictions is a requirement that the aggregate amount of revolving loans outstanding during any one-year period be $0 for at least 30 consecutive days. As of June 30, 2004, the Company was not in compliance with covenants related to the increase in its tangible net worth as a percentage of net income for fiscal year 2004 and a covenant related to the value of intangible assets that could be acquired during fiscal year 2004. The lender has waived the non-complying covenants.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

Opto Sensors (Singapore) Pte. Ltd. (“Opto Singapore”) has a revolving line of credit agreement with a Singapore bank that provides for an accounts receivable discounting facility of up to 2,600,000 Singapore dollars (approximately U.S. $1,400,000 at June 30, 2004). Borrowings under the line of credit bear interest at the bank’s prime rate (5.0% at June 30, 2003 and 5.5% at June 30, 2004) plus 1.0%. Borrowings under the line of credit are collateralized by certain assets of Opto Singapore and are guaranteed by certain officers of the Company. Borrowings secured by intercompany receivables are guaranteed by the Company. At June 30, 2004, there were no amounts outstanding under the revolving line of credit. The above facility expires in April 2005.

Advanced Micro Electronics, AS (“AME”) has a loan agreement with a Norwegian bank that provides for revolving line-of-credit borrowings up to 10,000,000 Norwegian kroner (approximately U.S. $1,300,000 at June 30, 2004). Borrowings under the line of credit bear interest at a variable rate, which was 5.5% and 4.25% at June 30, 2003 and 2004, respectively. Interest is payable quarterly. Borrowings under the line of credit are collateralized by certain AME assets. At June 30, 2004, 4,300,000 Norwegian kroner (approximately U.S. $620,000) was outstanding under the line of credit. The above facility expires in March 2005, and the Company believes that it will be renewed on the same or similar terms.

Rapiscan U.K. has a loan agreement with a U.K. bank that provides for an overdraft facility up to a maximum amount of 2,000,000 pounds sterling (approximately U.S. $3,600,000 at June 30, 2004) outstanding at any one time, which amounts are secured by certain assets of Rapiscan U.K. At June 30, 2004 no amounts were outstanding under the overdraft facility. Outstanding borrowings bear interest at a base rate (3.75% and 4.5% at June 30, 2003 and 2004, respectively) plus 1.35% per annum. The agreement also provides for a 2,500,000 pounds sterling (approximately U.S. $4,500,000 at June 30, 2004) facility for tender and performance bonds and a 2,000,000 pounds sterling (approximately U.S. $3.6 million at June 30, 2004) facility for the purchase of foreign exchange contracts. These facilities are secured by certain assets of Rapiscan U.K., and the Company has guaranteed Rapiscan U.K.’s obligations under these facilities up to $1,800,000. As of June 30, 2004 approximately $1,900,000 was outstanding under the performance bond facility. The above facilities expire in May 2005, and the Company believes that they will be renewed on the same or similar terms.

Opto Sensors (Malaysia) Sdn. Bhd. (“Opto Malaysia”) has a loan agreement with a Malaysian bank that provides for a revolving line of credit up to 3,000,000 Malaysian ringgits (approximately U.S. $789,000 at June 30, 2004). Borrowings under the line of credit bear interest at the bank’s base lending rate (6.0% and 6.0% at June 30, 2003 and 2004, respectively) plus 1.75%. Interest is payable monthly. At June 30, 2004, no amounts were outstanding under this line of credit. Borrowings under this agreement are secured by certain assets of the subsidiary and guaranteed by the Company. The above facility expires in August 2005, and the Company believes that it will be renewed on the same or similar terms.

Opto Malaysia has a loan agreement with a Malaysian bank that provides for 10,000,000 Malaysian ringgits (approximately U.S. $2,600,000 at June 30, 2004) under a performance bond facility. As of June 30, 2004, $1,100,000 was outstanding under this facility. The agreement also provides for overdraft borrowings up to 2,000,000 Malaysian ringgits (approximately U.S. $526,000 at June 30, 2004). Borrowings under the overdraft facility bear interest at the bank’s base lending rate (6.0% and 6.0% at June 30, 2003 and, respectively) plus 1.75%. At June 30, 2004 and 2003, no amounts were outstanding under the overdraft facility. Borrowings under this agreement are secured by certain assets of the subsidiary and are guaranteed by the Company. The above facility expires in January 2005, and the Company believes that it will be renewed on the same or similar terms.

Metorex Security Products, Oy, has a loan agreement with a Finnish bank that provides for 525,000 euros (approximately U.S. $640,000 at June 30, 2004) under a tender and performance bond facility. As of June 30, 2004 U.S. $571,000 was outstanding under this facility. The agreement also provides for a foreign currency

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

overdraft facility up to 460,000 euros (approximately U.S. $561,000 at June 30, 2004). At June 30, 2004, 84,000 euros (approximately U.S $103,000) was outstanding under the facility at June 30, 2004. Borrowings under these facilities bear interest rate at the bank’s prime lending rate (4.0% and 2.5% at June 30, 2003 and 2004 respectively) plus 1.0%. The above facilities expire in February 2006.

5.     LONG-TERM DEBT

Long-term debt consisted of the following at June 30 (in thousands):

	2003	2004
Four-year term loan payable in monthly installments of $114,583 until paid in full on February 1, 2005. Interest is due monthly at a rate of 5.26%	$2,292	$940

Four-year term loan payable in monthly installments of $104,167 until paid in full on February 1, 2005. Interest is due monthly at a rate of 4.7%	2,132	858

Other	39	32

	4,463	1,830
Less current portion of long-term debt	2,625	1,798

Long-term portion of debt	$1,838	$32

Fiscal year principal payments of long-term debt as of June 30, 2004 are as follows (in thousands):

2005	$1,798
2006	32

Total	$1,830

6.     INCOME TAXES

For financial reporting purposes, income before provision for income taxes and minority interest includes the following components (in thousands):

	2002	2003	2004
Pre-tax income:
United States	$1,236	$11,836	$2,212
Foreign	8,764	10,634	10,890

Total pre-tax income	$10,000	$22,470	$13,102

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

The Company’s provision for income taxes is composed of the following (in thousands):

	2002	2003	2004
Current:
Federal	$859	$2,969	$756
State	183	398	122
Foreign	2,491	3,391	2,691

	3,533	6,758	3,569
Tax effect of stock option benefits	2,160	357	907
Deferred	(2,693)	(594)	(1,160)

Total provision for income taxes	$3,000	$6,521	$3,316

The Company does not provide for U.S. income taxes on the undistributed earnings of the foreign subsidiaries, as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time. At June 30, 2004, undistributed earnings of the foreign subsidiaries amounted to approximately $34,062,000. It is not practical to determine the amount of income or withholding tax that would be payable upon the remittance of these earnings.

Deferred income tax assets (liabilities) at June 30 consisted of the following (in thousands):

	2003	2004
Deferred income tax assets:
State income tax credit carryforwards	$2,109	$1,300
Federal income tax credit carryforwards	201	203
Net operating loss carryforwards	3,044	5,412
Revitalization zone deductions	125	999
Allowance for doubtful accounts	367	423
Inventory reserve	516	1,059
Provision for losses on long-term contracts	2,036	376
Accrued liabilities	1,003	3,485
Other assets	3,666	3,432

Total deferred income tax assets	13,067	16,689
Valuation allowance	(1,434)	(1,434)

Net deferred income tax assets	11,633	15,255

Deferred income tax liabilities:
Depreciation	(181)	(1,214)
State income taxes	(971)	(628)
Amortization of intangible assets	(4,861)	(11,090)
Other liabilities	(219)	(122)

Total deferred income tax liabilities	(6,232)	(13,054)

Net deferred income taxes	$5,401	$2,201

As of June 30, 2004, the Company has federal net operating loss carry forwards of approximately $13,501,000 and state net operating loss carry forwards of approximately $6,496,000. The Company’s federal net operating losses will begin to expire in the tax year ending June 30, 2013 and the Company’s state net operating losses will begin to expire in the tax year ending June 30, 2015.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

The Company also has federal credit carry forwards of approximately $203,000 and state credit carry forwards, including revitalization zone deductions, of $2,299,000. The Company’s federal credit carry forwards will begin to expire in the tax year ending June 30, 2005 and its state credit carry forwards will begin to expire in the tax year ending June 30, 2007.

The Company has established a valuation allowance in accordance with the provisions of SFAS No. 109. The valuation allowance primarily relates to the net operating loss of a subsidiary, subject to Separate Return Limitation Year rules. The Company continually reviews the adequacy of valuation allowances and releases the allowances when it is determined that is more likely than not that the benefits will be realized. During fiscal year 2004, the valuation allowance did not change.

The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	2002	2003	2004
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income tax credits—net of federal benefit	(0.4)	2.9	0.6
Research and development tax credits	(2.0)	(1.3)
Foreign income subject to tax at other than federal statutory rate	(5.6)	(4.6)	(7.7)
Nondeductible expenses	1.1	0.4	0.9
Other		4.0
Change in valuation allowance	1.9	(7.3)
Favorable determination of income tax contingencies			(3.5)

Effective income tax rate	30.0%	29.1%	25.3%

7.    COMMITMENTS AND CONTINGENCIES

The Company leases some of its production and office facilities and certain equipment under various operating leases. Most of these leases provide for increases in rents based on the Consumer Price Index and include renewal options ranging from six months to ten years. Future minimum lease payments under such leases as of June 30, 2004 are as follows (in thousands):

2005	$9,312
2006	7,483
2007	6,325
2008	5,132
2009	4,800
2010 and thereafter	15,038

Total	$48,090

Total rent expense included in the accompanying consolidated financial statements was $1,323,000, $1,980,000 and $4,507,000 for the years ended June 30, 2002, 2003 and 2004, respectively.

In March 2000, certain individuals filed a class action suit in Los Angeles Superior Court naming Rapiscan Security Products (U.S.A.), Inc. (“Rapiscan”) subsidiary and others as defendants. The named plaintiffs are the

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

wives of men incarcerated in California prisons. The plaintiffs allege that while attempting to visit their husbands in prison, as a condition to such visits, prison personnel have subjected them, and other members of the putative class, to scans by Rapiscan’s Secure 1000 product, as well as strip searches, and body cavity searches, all of which plaintiffs allege to have been illegal searches and have caused them emotional injuries. The other defendants in the action include the State of California, the California Department of Corrections, its Director and other Department of Corrections personnel. The complaint asserts, among other things, that these types of searches are illegal and intrusive and have caused emotional injury to the plaintiffs. In addition to alleging that Rapiscan is responsible for illegal searches conducted by prison personnel, the complaint alleges that Rapiscan was negligent, that the Secure 1000 product is defective in design and manufacture, that Rapiscan failed to properly train the prison personnel in using the Secure 1000 product, that Rapiscan failed to warn subjects that they might be subjected to illegal searches using the Secure 1000 product, and that the scans are more intrusive than manual searches. Plaintiffs seek general, special and punitive damages in unspecified amounts and declaratory relief against illegal searches. The Company believes that these claims against Rapiscan have no merit and the Company intends to vigorously defend this suit.

In November 2002, L-3 brought suit against the Company for a declaratory judgment that L-3 had not breached its obligations to the Company concerning the acquisition of PerkinElmer, Inc’s Security Detection Systems Business. In February 2003, the Company answered and asserted counterclaims against L-3 for, among other things, fraud, breach of fiduciary duty, breach of contract and failure to negotiate in good faith. In March 2003, L-3 amended its complaint and asserted claims against the Company for breach of contract, failure to negotiate in good faith, and tortious interference. In its amended complaint, L-3 requested both a declaratory judgment that it had fulfilled its obligations and an award of damages for an unspecified amount.

During 2003 and 2004, the Company was informed that Science Applications International Corporation (“SAIC”) had made statements to prospective buyers of Rapiscan’s gamma ray mobile detection system product (“GaRDS”) that GaRDS infringed upon unspecified SAIC patents. In April 2004, the Company received a letter from SAIC specifying a patent upon which SAIC claimed the GaRDS infringed. Contrary to SAIC’s claim, the patent cited by SAIC actually distinguished the technology used in GaRDS as a different, pre-existing technology. The Company therefore filed a lawsuit for declaratory judgment. SAIC has since counter-claimed for patent infringement, citing the same patent, and unfair competition.

In March 2004, certain individuals named the Company and its subsidiary, Spacelabs Medical, as well as a hospital located in Bexar County, Texas, in a petition claiming that the individuals suffered injuries in March 2003 caused, in part, by a defective monitoring system manufactured by Spacelabs Medical. The amount of the claim has not yet been specified.

In April 2004, certain individuals named Spacelabs Medical, as well as several other defendants, in a petition that alleges, among other things, that a product possibly manufactured by Spacelabs Medical failed to properly monitor a hospital patient thereby contributing to the patient’s death in November 2001. The amount of the claim has not yet been specified.

In August 2004, the former president of Spacelabs Medical submitted an arbitration claim alleging breach of a retention and severance agreement seeking approximately $1.5 million and punitive damages.

The Company is also involved in various other claims and legal proceedings arising out of the conduct of its business. In the Company’s opinion after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on the Company’s financial position, future results of operations, or cash flows.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

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

Exercise periods for incentive and nonqualified options granted under this plan may not exceed five years from the grant date.

The following summarizes stock option activity for the years ended June 30:

		Option Price
	Number of Options	Weighted Average	Total
Outstanding, July 1, 2001	1,251,956	8.12	10,170,000
Granted	477,225	14.47	6,906,000
Exercised	(554,514)	9.91	(5,493,000)
Canceled	(28,055)	11.62	(326,000)

Outstanding, June 30, 2002	1,146,612	9.82	$11,257,000
Granted	421,748	16.15	6,812,000
Exercised	(101,769)	8.43	(858,000)
Canceled	(87,050)	7.64	(665,000)

Outstanding, June 30, 2003	1,379,541	11.99	$16,546,000
Granted	455,765	19.31	8,801,000
Exercised	(176,494)	6.99	(1,233,000)
Canceled	(5,925)	6.74	(40,000)

Outstanding, June 30, 2004	1,652,887	14.57	$24,074,000

The following summarizes pricing and term information for options outstanding as of June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2004	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Exercisable at June 30, 2004	Weighted- Average Exercise Price
$3.13	108,475	1.80	$3.13	108,475	$3.13
3.44 to 5.00	165,099	2.02	3.91	110,526	3.75
6.56 to 7.00	26,250	0.09	7.00	26,250	7.00
7.70 to 9.48	168,737	0.97	8.31	152,862	8.34
14.76 to 20.25	1,184,326	3.68	18.16	255,361	17.94

$3.13 to $20.25	1,625,887	3.06	$14.57	653,474	$10.39

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

As of June 30, 2003, options exercisable were 484,250 at a weighted-average exercise price of $8.54. As of June 30, 2002, options exercisable were 276,750 at a weighted-average exercise price of $7.33.

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

The 1998 Plan purchased 22,648 shares of Common Stock, for a total of $71,000 during the year ended June 30, 2002, 13,348 shares of Common Stock for a total of $195,000 during the year ended June 30, 2003 and 16,281 shares of Common Stock for a total of $217,000 during the year ended June 30, 2004. The Company’s liability to the 1998 Plan was $114,000 and $175,000 at June 30, 2003 and 2004, respectively.

10.    SHAREHOLDERS’ EQUITY

In March 1999, the board of directors instituted a treasury stock program under which the Company was authorized to purchase up to a total of 2,000,000 shares. The Company purchased 405,500 shares at a cost of $1,820,000 during fiscal 2000 and an additional 914,000 shares for $3,886,000 during fiscal 2001. In September 2004, the Company repurchased 107,500 shares of its Common Stock at an average purchase price of $14.73 per share and it increased the number of shares available for repurchase under the stock program by 1,000,000 shares. As a result, 1,488,000 shares are available for repurchase under the program. The stock repurchase program did not have a material effect on the Company’s liquidity and is not expected to have a material effect

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

on liquidity in subsequent quarters. The Company retires the treasury shares as they are repurchased, and they are disclosed as a deduction from common shares in the accompanying consolidated financial statements.

In November 2001, the Company issued and sold an aggregate of 1,696,946 shares of its Common Stock in a private placement to institutional investors for an aggregate sales price of $19,900,000. After placement agents’ commission and expenses, net proceeds to the Company were $18,500,000. Roth Capital Partners and William Blair & Company acted as placement agents. In connection with the transactions, Roth Capital Partners received warrants to purchase 84,847 shares of the Company at $15.00 per share, exercisable at any time in full or part after May 13, 2002 and no later than May 13, 2005. The fair value of the warrants was estimated at $806,000 using the Black-Scholes option pricing model with the following weighted-average assumptions: expected option life of three and one-half years, dividend yield of 0%, volatility of 92% and a risk-free interest rate of 4.06%. The fair value of these warrants is included with the proceeds from the private placement under the common shares balance as of June 30, 2003 and 2004. The Company filed a registration statement on Form S-3 with the SEC on November 19, 2001 for the purpose of registering these securities.

In December 2001, the Company issued and sold an aggregate of 2,070,000 shares of its Common Stock in a private placement to institutional investors for an aggregate sales price of $40,400,000. After placement agent commission and expenses, net proceeds to the Company were $38,300,000. Roth Capital Partners acted as placement agent in the transaction. As part of the transaction, the Company issued to the investors warrants to purchase 517,500 additional shares of the Company at an exercise price of $23.47 per share exercisable at any time in full or part no later than December 10, 2008. In connection with the transaction, Roth Capital Partners received warrants to purchase 103,500 shares of the Company at an exercise price of $23.47 per share exercisable at any time in full or part no later than December 10, 2008. The fair value of the warrants was estimated at $10,229,000 using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected option life of seven years, dividend yield of 0%, volatility of 92% and a risk-free interest rate of 5.42%. The fair value of these warrants is included with the proceeds from the private placement under the common shares balance as of June 30, 2003 and 2004. The Company filed a registration statement on Form S-3 with the SEC on December 14, 2001 for the purpose of registering these securities.

In October 2002, the Company issued and sold an aggregate of 1,250,000 shares of Common Stock in a private placement to institutional investors for an aggregate sales price of $21.6 million. After agent’s commissions, and expenses, net proceeds to the Company were $20.5 million. As part of the transaction, the Company issued to the investors warrants to purchase 281,250 additional shares of the Company’s Common Stock at an exercise price of $21.22 per share exercisable at any time in full or part no later than October 21, 2009. The fair value of the warrants was estimated at $3,365,000 using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected option life of seven years, dividend yield of 0%, volatility of 89% and a risk-free interest rate of 3.18%. The fair value of these warrants is included with the proceeds from the private placement under the common shares balance as of June 30, 2003 and 2004. The Company filed a registration statement on Form S-3 with the SEC on November 14, 2002 for the purpose of registering these securities.

In June 2004, the Company issued and sold an aggregate of 1,500,000 shares of Common Stock in a private placement to institutional investors for an aggregate sales price of $32.3 million. After agent’s commissions, and expenses, net proceeds to the Company were $31.0 million. As part of the transaction, the Company issued to the investors warrants to purchase 337,500 additional shares of the Company’s Common Stock at an exercise price of $27.73 per share exercisable at any time in full or part no later than June 1, 2011. The fair value of the warrants was estimated at $6,152,000 using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected option life of seven years, dividend yield of 0%, volatility of 98% and a

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

risk-free interest rate of 4.45%. The fair value of these warrants is included with the proceeds from the private placement under the common shares balance as of June 30, 2004. As part of the transaction, the Company agreed to file a registration statement on Form S-3 with the SEC.

11.    RELATED-PARTY TRANSACTIONS

The Company contracts with entities owned by directors of the Company to provide messenger service and auto rental and printing services. Included in cost of sales, selling, general and administrative expenses for the years ended June 30, 2002, 2003 and 2004 are approximately $107,000, $101,000 and $70,000 for messenger service and auto rental; $100,000, $104,000 and $73,000 for printing services; and $14,000, $0 and $0 for professional services, respectively.

12.    EMPLOYEE BENEFIT PLANS

The Company has a qualified employee retirement savings plan. The plan provides for a contribution by the Company, which is determined annually by the board of directors. In addition, the plan permits voluntary salary reduction contributions by employee. The Company contributed $93,000, $123,000 and $239,000 to the plan for the years ended June 30, 2002, 2003, and 2004, respectively.

During 2000, AME established a defined contribution plan. The plan provides for contributions by AME at a fixed percentage of employee salaries. Contributions made during the years ended June 30, 2002, 2003 and 2004 by AME were approximately $107,000, $164,000 and $149,000, respectively.

During 1993, Rapiscan U.K. transferred its existing employees from their former owner’s plan to a new plan, the Rapiscan U.K. Defined Benefit Plan, which covers certain Rapiscan U.K. employees. The benefits under this plan are based on years of service and the employees’ highest 12 months’ compensation during the last five years of employment.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

Rapiscan U.K.’s funding policy is to make the minimum annual contributions required by applicable regulations based on an independent actuarial valuation sufficient to provide for benefits accruing after that date. The following provides a reconciliation of the changes in the plan’s benefit obligation and fair value of assets over two years, and a statement of the funded status as of June 30, 2003 and 2004, respectively (in thousands):

	2003	2004
Change in Benefit Obligation

Benefit obligation at beginning of year	$3,228	$3,181
Translation adjustment	321	287
Service costs	58	60
Interest costs	176	165
Plan participants’ contributions	15	14
Augmentations	100
Actuarial loss (gain)	242	(77)
Actuarial loss from settlement	176	206
Benefits paid	(1,135)	(390)

Benefit obligation at end of year	3,181	3,446

Change in Plan Assets

Fair value of plan assets at beginning of year	2,693	1,647
Translation adjustment	268	149
Actual return on plan assets	(489)	157
Company contributions	295	217
Plan participants’ contributions	15	14
Benefits paid	(1,135)	(390)

Fair value of plan assets at end of year	1,647	1,794

Funded status	(1,534)	(1,652)
Unrecognized net actuarial loss	1,296	1,477

Net amount recognized	$(238)	$(175)

Amount recognized in balance sheets consist of:
Accumulated other comprehensive income	1,102	1,354
Accrued pension liability	(1,340)	(1,529)

Net amount recognized	$(238)	$(175)

	2002	2003	2004
Net Periodic Benefit Costs

Service costs	$58	$56	$60
Interest costs	193	169	165
Expected return on plan assets	(175)	(151)	(85)
Amortization of prior service costs		95
Settlement cost		169	206
Recognized actuarial loss	35	37	139

Net periodic benefit cost	$111	$375	$485

The accumulated benefit obligation for the Rapiscan U.K. Defined Benefit Plan was $2,987,000 as of June 30, 2003 and $ 3,323,000 as of June 30, 2004.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

Plan assumptions

	2003	2004
Weighted average assumptions at year-end:
Discount rate	5.3%	5.8%
Expected return on plan assets	5.7%	6.2%
Rate of compensation increase	4.0%	4.5%

The long term return on assets has been derived from the weighted average of assumed returns on each of the major asset categories. The weighted average is based on the actual proportion of each major asset class held, rather than a benchmark portfolio of assets. The expected returns for each major asset class have been derived from a combination of both historical market returns and current market data as well as the views of a range of investment managers.

Rate of compensation increase was estimated at 4.0% as of June 30, 2003. As of June 30, 2004 the directors of the pension plan have increased the assumed rate of compensation increase to 4.5% to reflect an increase in the long term inflation rate in the United Kingdom (“U.K.”).

Plan assets and Investment Policy

	Fiscal year ended June 30, 2003		Fiscal year ended June 30, 2004
	Proportion of fair value	Expected rate of return	Proportion of fair value	Expected rate of return
Equity securities	41.7%	7.0%	48.2%	7.0%
Debt securities	52.8%	4.7%	51.4%	5.5%
Real estate	—	—	—	—
Other	5.5%	5.0%	0.4%	5.0%

Combined	100.0%	5.7%	100.0%	6.2%

The pension plan assets are invested in a range of pooled investment funds that provide access to a diverse range of asset classes. The investment objective is to maximize the investment return over the long term without exposing the fund to an unnecessary level of risk. Within this objective it is recognized that benefits will be secured by the purchase of annuities at the time of employee retirement. The plan invests in pooled insurance funds, as the size of the pension plan precludes direct investment.

The Trustees benchmark is to hold assets broadly in the proportion 50% equity securities and 50% debt securities. This proportion is allowed to fluctuate with market movements and is not formally rebalanced. The equity holding is maintained in a balanced fund, with the decision on whether to hold UK equities or non-UK equities being under the control of the investment manager. Typically this proportion is close to 65% UK and 35% non-UK equities. The debt securities are predominantly from the UK, with 70% held in UK government bonds (gilts) and the balance held in corporate bonds.

Day to day equities selection decisions are delegated to the investment manager, although these are monitored against performance and risk targets. Due to the nature of the pooled funds, there are no significant holdings in any single company (greater than 5% of the total assets). The investment strategy is reviewed on a regular basis, based on the results of the liability studies.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

Projected Benefit Payments

The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2004 (in thousands):

Pension Benefits
Fiscal period
July 1, 2004 to June 30, 2005	$682
July 1, 2005 to June 30, 2006	92
July 1, 2006 to June 30, 2007	—
July 1, 2007 to June 30, 2008	206
July 1, 2008 to June 30, 2009	—
July 1, 2009 to June 30, 2014	1,061

Company contribution

Currently the agreed Company contribution rate is 17.9% of pensionable salaries, plus $6,700 per month, with death in service insurance premiums being paid in addition. If the Company contributions continue at the current rate, the estimated total Company contributions for the fiscal year 2005 will be $217,200.

13.    UNAUDITED QUARTERLY RESULTS

The following table’s present unaudited quarterly financial information for the four quarters ended June 30, 2003 and 2004 (in thousands):

	Quarter Ended
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
	(Unaudited)
Revenues	$37,101	$43,673	$50,946	$50,924
Costs of goods sold	24,121	29,186	34,852	34,502

Gross profit	12,980	14,487	16,094	16,422

Operating expenses:
Selling, general and administrative expenses	6,819	6,771	7,474	8,096
Research and development	1,546	2,215	2,702	2,403

Total operating expenses	8,365	8,986	10,176	10,499

Income from operations	4,615	5,501	5,918	5,923
Write-off of deferred acquisition costs		(608)
Write down of equity investment			(1,026)	(407)
Gain on sale of investment				1,767
Interest income—net	174	207	203	202

Income before provision for income taxes and minority interest	4,789	5,100	5,095	7,485
Provision for income taxes	1,583	1,302	1,447	2,189
Minority interest in net income of subsidiary	(5)	(38)	(41)	(71)

Net income	$3,201	$3,760	$3,607	$5,225

Basic earnings per common share	$0.25	$0.26	$0.25	$0.36

Diluted earnings per common share	$0.24	$0.25	$0.24	$0.35

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

	Quarter Ended
	September 30, 2003	December 31, 2003	March 31, 2004*	June 30, 2004*
	(Unaudited)
Revenues	$38,645	$51,095	$61,531	$95,798
Costs of goods sold	26,079	36,498	41,957	59,178

Gross profit	12,566	14,597	19,574	36,620

Operating expenses:
Selling, general and administrative expenses	7,521	8,189	12,419	26,107
Research and development	2,037	2,373	3,543	6,685
Restructuring charges	1,061
Management retention bonus				1,029

Total operating expenses	10,619	10,562	15,962	33,821

Income from operations	1,947	4,035	3,612	2,799
Write down of equity investment	(247)
Gain on sale of investment			376

Interest income (expense)—net	223	221	144	(9)

Income before provision for income taxes and minority interest	1,923	4,256	4,132	2,790
Provision for income taxes	583	1,221	739	774
Minority interest in net (income) loss of subsidiary	(57)	9	48	170

Net income	$1,283	$3,044	$3,441	$2,186

Basic earnings per common share	$0.09	$0.21	$0.24	$0.14

Diluted earnings per common share	$0.09	$0.20	$0.23	$0.14

*	Results of operations for the three month periods ended March 31, 2004 and June 30, 2004 include the effect of the acquisition of Spacelabs Medical (see note 3)

14.    SEGMENT INFORMATION

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has reflected the provisions of SFAS No. 131 in the accompanying consolidated financial statements for all periods presented. Segment information is provided by geographic area. As discussed in Note 1, the Company is vertically integrated and is sharing common resources and facilities. Therefore, with the exception of external revenues, discrete financial information is not available by product segment at all operating locations.

The Company believes that it operates in three product segments, a) security and inspection systems, b) medical monitoring and imaging systems, and c) optoelectronic devices and value-added subsystems. For the years ended June 30, 2002, 2003, and 2004, revenues from the sale of security and inspection systems were $73.4 million, $120.8 million, and $117.8 million, respectively. For the years ended June 30, 2002, 2003, and 2004, revenues from the sale of medical monitoring and imaging systems were $6.2 million, $10.9 million, and $60.7 million (including the effect in 2004 of the acquisition of Spacelabs Medical), respectively. For the years ended June 30, 2002, 2003, and 2004, external revenues from the sale of optoelectronic devices and value-added subsystems were $44.6 million, $50.9 million, and $68.6 million, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2002, 2003 AND 2004

The Company’s operating locations include the North America (United States and Canada), Europe (United Kingdom, Finland, Norway, Germany, France, Greece and Austria) and Asia (Singapore, India and Malaysia). The Company’s operations and identifiable assets by geographical area are as follows for the years ended June 30 (in thousands):

	2002
	North America	Europe	Asia	Eliminations	Consolidated
Revenues:
Product revenues	$81,076	$28,843	$9,176	$—	$119,095
Service revenues	1,484	3,505	146	—	5,135
Transfer between geographical areas	8,160	5,264	34,443	(47,867)

Net revenues	$90,720	$37,612	$43,765	$(47,867)	$124,230

(Loss) income from operations	$1,544	$2,681	$6,412	$(798)	$9,839

Capital expenditure	$1,028	$568	$505	$—	$2,101

Depreciation	$2,084	$867	$450	$—	$3,401

	2003
	North America	Europe	Asia	Eliminations	Consolidated
Revenues:
Product revenues	$120,663	$37,710	$16,630	$—	$175,003
Service revenues	1,915	5,529	197		7,641
Transfer between geographical areas	14,286	7,425	39,859	(61,570)

Net revenues	$136,864	$50,664	$56,686	$(61,570)	$182,644

Income from operations	$10,487	$3,582	$7,391	$498	$21,958

Identifiable assets	$379,626	$33,355	$42,232	$(225,675)	$229,538

Capital expenditure	$2,118	$723	$728	$—	$3,569

Depreciation	$2,173	$851	$661	$—	$3,685

	2004
	North America	Europe	Asia	Eliminations	Consolidated
Revenues:
Product revenues	$169,346	$42,600	$15,762	$—	$227,708
Service revenues	12,220	6,481	660		19,361
Transfer between geographic areas	10,097	7,933	41,380	(59,410)	—

Net revenues	$191,663	$57,014	$57,802	$(59,410)	$247,069

Income from operations	$2,436	$1,391	$9,383	$(817)	$12,393

Identifiable assets	$612,632	$51,630	$49,114	$(381,575)	$331,801

Capital expenditure	$4,250	$784	$370	$—	$5,404

Depreciation	$2,558	$786	$626	$—	$3,970

As a result of the changes in the Company’s structure and operations which have occurred, beginning in the first quarter of fiscal year 2005, the Company will have discrete financial information available by product line for all operating locations and therefore will begin reporting segment information by product line.

*    *    *    *    *    *

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of period	Additions		Deductions- Write-offs	Balance at end of period
		Charged to costs and expenses	(1) Charged in other accounts
Balance for doubtful accounts:
Year ended June 30, 2002	$903	$747		$165	$1,485

Year ended June 30, 2003	$1,485	$(13)		$374	$1,098

Year ended June 30, 2004	$1,098	$287		$611	$774

Balance for warranty reserve:
Year ended June 30, 2002	$1,687	$1,668		$1,191	$2,164

Year ended June 30, 2003	$2,164	$2,516		$1,898	$2,782

Year ended June 30, 2004	$2,782	$2,718	$7,719	$4,029	$9,190

(1)	Included in the additions to the warranty reserve for the year ended June 30, 2004 is $7,719 of additional warranty reserves relating to the acquisitions completed during fiscal year 2004.