Form 10-Q
period 2004-09-30
OSI SYSTEMS INC
filed 2004-11-09
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-23125

OSI SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

California	33-0238801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12525 Chadron Avenue

Hawthorne, California 90250

(Address of principal executive offices)

Registrant’s telephone number, including area code: (310) 978-0516

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

As of November 5, 2004, there were 16,249,741 shares of common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2004	June 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$24,629	$39,879
Accounts receivable, net of allowance for doubtful accounts of $1,067 and $774 at September 30, 2004 and June 30, 2004, respectively	85,353	85,774
Other receivables	6,329	7,480
Inventory	99,467	97,174
Prepaid expenses	3,595	3,580
Prepaid income taxes	1,526	391
Deferred income taxes	6,678	6,611

Total current assets	227,577	240,889

Property and Equipment, net	19,914	18,775
Goodwill	24,320	23,925
Intangible assets, net	44,240	44,914
Investments	1,553	1,475
Other assets, net	867	1,035
Deferred income taxes	961	788

Total	$319,432	$331,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$432	$723
Current portion of long-term debt	1,143	1,798
Accounts payable	25,860	33,171
Accrued payroll and related expenses	13,917	13,006
Income taxes payable	3,776	3,075
Advances from customers	9,883	14,331
Accrued warranties	8,757	9,190
Provision for losses on long-term contracts	168	858
Other accrued expenses and current liabilities	20,824	21,339

Total current liabilities	84,760	97,491

Long-term debt	32	32
Accrued pension	1,602	1,529
Deferred income taxes	5,206	5,198
Minority interest	—	69

Total liabilities	91,600	104,319

Contingencies

Shareholders’ Equity:
Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at September 30, 2004 and June 30, 2004, respectively
Common stock, no par value; authorized, 40,000,000 shares; issued and outstanding 16,137,311 and 16,213,428 shares at September 30, 2004 and June 30, 2004, respectively	168,853	170,129
Retained earnings	56,271	54,961
Accumulated other comprehensive income	2,708	2,392

Total shareholders’ equity	227,832	227,482

Total	$319,432	$331,801

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended September 30,
	2004	2003
Revenues	$87,644	$38,645
Cost of goods sold	53,854	26,079

Gross profit	$33,790	12,566
Operating expenses:
Selling, general and administrative	24,793	7,521
Research and development	6,670	2,037
Restructuring charges	—	1,061
Management retention bonus	549	—

Total operating expenses	32,012	10,619

Income from operations	1,778	1,947

Interest income	87	304
Interest expense	(54)	(81)
Write down of equity investment	—	(247)

Income before provision for income taxes and minority interest	1,811	1,923
Provision for income taxes	570	583
Minority interest	69	(57)

Net income	$1,310	$1,283

Earnings per share	$0.08	$0.09

Diluted earnings per share	$0.08	$0.09

Weighted average shares outstanding	16,237,593	14,538,734

Weighted average diluted shares outstanding	16,609,329	14,955,733

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,310	$1,283
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	(1,120)	102
Depreciation and amortization	2,204	1,180
Write-off of equity investment	—	247
Minority interest in net income (loss) of subsidiary	(6)	57
Equity earnings of unconsolidated affiliates	(77)	—
Deferred income taxes	(62)	(90)
Restructuring charges	—	1,061
Write-off of property and equipment	272	—
Changes in operating assets and liabilities—net of business acquisitions
Accounts receivable	1,644	4,037
Other receivables	1,180	1,177
Inventory	(2,519)	(2,029)
Prepaid expenses	(66)	(840)
Accounts payable	(7,595)	(1,447)
Accrued payroll and related expenses	1,155	(366)
Income taxes payable	700	334
Prepaid Income taxes	(1,130)	(640)
Advances from customers	(6,279)	(2,101)
Accrued warranty	(436)	53
Other accrued expenses and current liabilities	1,221	(1,088)

Net cash (used in) provided by operating activities	(9,604)	929

Cash flows from investing activities:
Purchases of investments and marketable securities	—	(1,113)
Additions to property and equipment	(2,466)	(360)
Cash paid for business acquisitions, net of cash acquired	(1,359)	(3,292)
Intangible and other assets	232	(48)

Net cash used in investing activities	(3,593)	(4,813)

Cash flows from financing activities:
Net proceeds from bank lines of credits	(334)	—
Payments on long-term debt	(658)	(658)
Proceeds from exercise of stock options and warrants	306	300
Purchase of Treasury Stock	(1,583)	—

Net cash used in financing activities	(2,269)	(358)

Effect of exchange rate changes on cash	216	(35)

Net decrease in cash and cash equivalents	(15,250)	(4,277)
Cash and cash equivalents, beginning of period	39,879	94,246

Cash and cash equivalents, end of period	$24,629	$89,969

Supplemental disclosures of cash flow information - Cash paid/(received) during the period for:
Interest, net	$(42)	$(248)
Income taxes	$1,053	$1,009

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

Consolidation – The consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of September 30, 2004, consolidated statements of operations and cash flows for the three month periods ended September 30, 2004, and 2003 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2004 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 13, 2004. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005.

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides guidance for determining when an investment is other-than-temporarily impaired to be applied in reporting periods beginning after June 15, 2004 and contains disclosure requirements effective in annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under Statement of Financial Accounting Standards (“SFAS”) Nos. 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective for fiscal years ending after June 15, 2004. The adoption of EITF Issue No. 03-1 did not have a material effect on our financial position or result of operations.

Derivative Instruments

Effective July 1, 2000, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

Our use of derivatives consists of foreign exchange contracts used to manage foreign exchange risk, along with interest rate swaps on a variable interest rate term loan used to manage interest rate risk. We purchase foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and accounts receivable and do not use the contracts for trading purposes. There were no foreign exchange contracts outstanding as of September 30, 2004 or as of June 30, 2004.

In February 2001 and August 2001, we entered into interest rate swaps. The purpose of the swaps was to convert a portion of our variable interest rate debt into a fixed rate liability. Due to the swaps meeting the criteria of an effective cash flow hedge, any changes in the fair value of swaps were recorded net of tax, in other comprehensive income. There were no interest rate swaps in effect as of September 30, and June 30, 2004.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventory consisted of the following (in thousands):

	September 30, 2004	June 30, 2004
Raw Materials	$43,905	$41,064
Work-in-process	25,274	25,283
Finished goods	30,288	30,827

Total	$99,467	$97,174

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2004	June 30, 2004
Trade receivables, net	$79,518	$81,601
Receivables related to long-term contracts - unbilled costs and accrued profit on progress completed.	5,835	4,173

Total	$85,353	$85,774

We expect to bill and collect the unbilled costs and accrued profits at September 30, 2004 during the next twelve months.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the useful life of the leasehold improvement or the lease term.

Property and equipment consisted of the following (in thousands):

	Range of Estimated Useful Lives	September 30, 2004	June 30, 2004
Land		$1,263	$1,263
Buildings	20 years	2,948	2,948
Equipment	5-8 years	20,847	17,786
Leasehold improvements	3-8 years	5,517	6,830
Tooling	3-5 years	2,315	2,661
Furniture and fixtures	8-10 years	2,635	2,325
Computer	3-4 years	11,671	11,351
Vehicles	3 years	251	277

Total		47,447	45,441
Less accumulated depreciation and amortization		(27,533)	(26,666)

Property and equipment—net		$19,914	$18,775

Spacelabs Medical acquisition

In March 2004, we completed the acquisition of Spacelabs Medical from Instrumentarium Corporation for approximately $47.9 million in cash (net of cash acquired), including acquisition costs. The final purchase price is subject to certain working capital adjustments. In June 2004, we notified Instrumentarium Corporation’s parent, GE Medical Systems, of a working capital and retention bonus adjustment resulting in what we believe to be a downward adjustment of the purchase price in the amount of $25.9 million. In September 2004, GE Medical Systems responded that it believes the amount of the downward adjustment to be approximately $7.8 million. No amounts have been recorded in the financial statements in relation to the expected reduction in the purchase price as of September 30, 2004. We are in negotiations with GE Medical Systems to resolve this working capital adjustment as per a process established in the purchase agreement. Therefore, the final purchase price and the purchase price allocation may differ significantly from the preliminary estimates of these amounts.

As a result of the acquisition of Spacelabs Medical, we acquired a 19.95% investment in a privately held company called Tempus Software. In June 2004, Quadramed Inc., a public company, traded over-the-counter, purchased Tempus Software from its shareholders for cash and unregistered shares. We received $902,000 in cash plus unregistered shares in Quadramed Inc. In addition, $115,000 in cash and additional unregistered shares in Quadramed Inc. were placed in escrow pending the resolution of final purchase adjustments.

As of September 30, 2004, the book value of our investment in Quadramed Inc. unregistered shares is $322,000; however, we have not yet completed our determination of the market value of these shares, which will serve as the basis of our purchase price allocation to the Tempus Software shares at the date of the Spacelabs acquisition. In addition, we have not yet assigned a value to the cash and Quadramed Inc. shares held in escrow as there are significant uncertainties as to the ultimate amount to which we will be entitled.

Goodwill and other intangible assets:

The changes in carrying value of goodwill for the three months ended September 30, 2004 are as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated OSI Systems, Inc.
Balance as of June 30, 2004	$16,590	$1,269	$6,066	$23,925
Goodwill acquired during the period	—	391	—	391
Foreign currency translation adjustments	4	—	—	4

Balance as of September 30, 2004	$16,594	$1,660	$6,066	$24,320

SFAS No. 142 requires that intangible assets that meet the criteria for recognition apart from goodwill be reclassified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing.

Intangible assets which have indefinite lives and are therefore not subject to amortization, consisted of the following (in thousands):

	September 30, 2004	June 30, 2004
	Gross Carrying Value	Gross Carrying Value
Tradename	$6,041	$6,041

Other intangible assets subject to amortization consisted of the following (in thousands):

		September 30, 2004			June 30, 2004
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Purchased Software	5 years	$327	$321	$6	$327	$310	$17
Software development costs	5 years	3,641	1,142	2,499	3,558	1,063	2,495
Patents	10 years	438	155	283	438	139	299
Core technology	30 years	6,800	416	6,384	6,800	359	6,441
Developed technology	18 years	26,221	1,540	24,681	26,221	1,116	25,105
Customer relationships/Backlog	5 years	4,779	433	4,346	4,779	263	4,516

		$42,206	$4,007	$38,199	$42,123	$3,250	$38,873

Amortization expense for the three months ended September 30, 2004 was approximately $751,000. At September 30, 2004, estimated future amortization expense is as follows (in thousands):

Fiscal Year	Amortization Expense
Remaining 9 months of 2005	$2,298
2006	2,978
2007	2,947
2008	2,791
2009	2,469
2010	2,335
2011 and thereafter	22,381

Total	$38,199

Stock Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our fixed plan stock options. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123. These statements establish accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.

As permitted by SFAS No. 123 and SFAS No. 148, we elected to continue to apply the intrinsic value-based method of accounting described above.

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

	Three months ended September 30,
	2004	2003
Net income—as reported	$1,310	$1,283
Add: Stock-based employee compensation expense included in reported net income—net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards—net	(656)	(450)

Pro forma net income	$654	$833

Earnings per share:
Basic - as reported	$0.08	$0.09
Basic - pro forma	$0.04	$0.06
Diluted - as reported	$0.08	$0.09
Diluted - pro forma	$0.04	$0.06

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that its proposed statement, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The FASB has tentatively concluded that companies could adopt the new standard, which it currently plans to issue on or around December 15, 2004, using the modified prospective transition method or the modified retrospective transition method. As of the date of this report, the FASB continues to discuss certain issues in relation to its proposed statement. Until the proposed statement is issued in its final form, we are unable to evaluate its impact or determine if it will have a material effect on our financial position or results of operations

Earnings Per Share

We have reflected the provisions of SFAS No.128, “Earnings per Share,” in the accompanying consolidated financial statements for all periods presented. Earnings per common share are computed using the weighted-average number of shares outstanding during the period. Earnings per common share, assuming dilution, are computed using the weighted-average number of shares outstanding during the period plus the dilutive effect of potential common stock. Potential common stock types are stock options, stock warrants and purchase rights.

Stock options and purchase rights totaling 1,909,640 were outstanding as of September 30, 2004, but were not included in diluted earnings per common share because to do so would have been anti-dilutive. Stock options and purchase rights totaling 1,577,248 were outstanding as of September 30, 2003, but were not included in diluted earnings per common share because to do so would have been anti-dilutive.

The following table reconciles the numerator and denominator used in calculating earnings per common share and earnings per common share assuming dilution.

	Three months ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share	$1,310,000	16,237,593	$0.08
Income available to common shareholders

Effect of dilutive securities
(Treasury stock method)		371,736

Earnings per common share assuming dilution
Income available to common shareholders, assuming dilution	$1,310,000	16,609,329	$0.08

	Three months ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share	$1,283,000	14,538,734	$0.09
Income available to common shareholders

Effect of dilutive securities
(Treasury stock method)		416,999

Earnings per common share assuming dilution
Income available to common shareholders, assuming dilution	$1,283,000	14,955,733	$0.09

Comprehensive Income

Comprehensive income is computed as follows (in thousands):

	For the three months ended September 30,
	2004	2003
Net income	$1310	$1,283
Foreign currency translation adjustments	316	457
Unrealized gain on marketable securities available for sale	—	490
Change in fair value of derivative instruments	—	26

Comprehensive income	$1,626	$2,256

Contingencies

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

In August 2004, the former president of our subsidiary, Spacelabs Medical, submitted an arbitration claim alleging breach of a retention and severance agreement seeking approximately $1.5 million and punitive damages. The claim is currently pending before the CPR Institute for Dispute Resolution in Chicago, Illinois. We have accrued an amount which we believe to be our best estimate of the ultimate outcome of the arbitration proceedings. Based on the uncertainty of the ultimate outcome, amounts accrued could differ materially from the final settlement of the claim.

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

The changes in warranty provisions were as follows (in thousands):

	Three months ended, September 30,
	2004	2003
Balance as of beginning of period	$9,190	$2,782
Additions	965	481
Reductions for warranty repair costs	(1,398)	(431)

Balance as of end of period	$8,757	$2,832

Retirement Benefit Plans

We operate a defined benefit plan for certain employees in the U.K. The benefits under this plan are based on years of service and the employees’ highest 12 months’ compensation during the last five years of employment. The net periodic expense for this defined benefits plan consists of (in thousands):

	Three months ended, September 30,
	2004	2003
Service cost	$15	$13
Interest cost	45	36
Expected return on plan assets	(25)	(19)
Settlement cost	—	46
Amortization of net loss	27	31

Net periodic pension expense	$62	$107

For the three months ended September 30, 2004, we have made a contribution of $30,500 to this pension plan. We presently anticipate contributing an additional $186,700 to fund our pension plan during the nine-month period ending June 30, 2005, for a fiscal year total of $217,200.

Segment Information

We have adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. We have reflected the provisions of SFAS No. 131 in the accompanying financial statements for all periods presented. As a result of the changes in our structure and operations which occurred during the quarter, we now have discrete financial information available by product line. We operate in three identifiable product segments, (a) security and inspection systems (“Security Group”), (b) medical monitoring and imaging systems (“Healthcare Group”), and (c) optoelectronic devices and value-added subsystems (“Optoelectronics and Manufacturing Group”). We also have a corporate segment (“Corporate”) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances and legal, audit and other professional service fees not allocated to product segments. Both the Security Group and the Healthcare Group comprise primarily end-product businesses whereas the businesses of the Optoelectronics and Manufacturing Group primarily supply components and subsystems to original equipment manufacturers including to members of the Security Group and Healthcare Group through inter-company sales. All inter-company sales are eliminated in consolidation. We have restated our segment information for the three months ended September 30, 2003, to conform to the product segment presentation. We have made certain allocations of prior period costs of goods sold and operating expenses in order to restate prior year information.

The following tables present the operations and identifiable assets by product segment (in thousands):

Three months ended September 30, 2004

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Consolidated OSI Systems, Inc.
External customer revenue	$29,943	$42,804	$14,897	$—	$—		$87,644
Revenue between product segments	—	—	4,265	—	(4,265)		—

Total revenue	$29,943	$42,804	$19,162	$—	$(4,265)		$87,644

Income (loss) from operations (1)	$2,359	$235	$1,685	$(2,364)	$(137	)(3)	$1,778

Identifiable assets	$141,733	$107,446	$49,066	$23,272	$(2,085	)(4)	$319,432

Three months ended September 30, 2003

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Consolidated OSI Systems, Inc.
External customer revenue	$23,757	$3,331	$11,557	$—	$—		$38,645
Revenue between product segments	—	—	2,657	—	(2,657)		—

Total revenue	$23,757	$3,331	$14,214	$—	$(2,657)		$38,645

Income (loss) from operations (2)	$2,230	$(338)	$1,343	$(1,509)	$221	(3)	$1,947

Identifiable assets	$81,767	$10,913	$35,157	$99,810	$(1,137	)(4)	$226,510

(1)	Healthcare Group includes $549 of retention bonuses for key Spacelabs Medical personnel that were funded by GE Medical Systems at the time of our acquisition of Spacelabs Medical. It also includes $354 of amortization of intangible and other fixed assets recorded in connection with the Spacelabs Medical acquisition. Final resolution of the purchase price for Spacelabs Medical could significantly reduce these intangible and fixed assets with a corresponding reduction or elimination of the related amortization.
(2)	Total restructuring charges of $1,061 have been recorded for the Healthcare Group and the Optoelectronics and Manufacturing Group. They consist primarily of $993 write-off of equipment and leasehold improvements that were abandoned during the three month period ended September 30, 2003, and charges related to the cleanup of a vacated facility of $60. The total amount charged to the Healthcare Group was $102. The total amount charged to the Optoelectronics and Manufacturing Group was $959.
(3)	Adjustment represents the change in the elimination entry for profit in ending inventory.
(4)	Eliminations of the identifiable assets primarily reflect the elimination of inter-company inventory profit not yet realized. These profits will be realized when inventory is shipped to the eventual Security Group and Healthcare Group external customer.

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

Our critical accounting policies are described in our Annual Report on Form 10-K, previously filed by us with the Securities and Exchange Commission on September 13, 2004.

Executive Summary

Our revenues for the three months ended September 30, 2004, were $87.6 million, compared to $38.6 million for the three months ended September 30, 2003, an increase of 127%. Revenues for the Security Group were $29.9 million, or 34% of total revenues. Revenues for the Healthcare Group were $42.8 million, or 49% of total revenues. Revenues for the Optoelectronics and Manufacturing Group were $14.9 million, or 17% of total revenues. Net income for the three months ended September 30, 2004 was $1.3 million, compared to $1.3 million in the comparable prior year period. Diluted earnings per share were $0.08 for the three months ended September 30, 2004, compared to $0.09 for the three months ended September 30, 2003.

In March 2004, we completed the acquisition of Spacelabs Medical from Instrumentarium Corporation for approximately $47.9 million in cash (net of cash acquired), including acquisition costs. The final purchase price is subject to certain working capital adjustments. In June 2004, we notified Instrumentarium Corporation’s parent, GE Medical Systems, of a working capital and retention bonus adjustment resulting in what we believe to be a downward adjustment of the purchase price in the amount of $25.9 million. In September 2004, GE Medical Systems responded that it believes the amount of the downward adjustment to be approximately $7.8 million. No amounts have been recorded in the financial statements in relation to the expected reduction in the purchase price as of September 30, 2004. We are in negotiations with GE Medical Systems to resolve this working capital adjustment as per a process established in the purchase agreement. Therefore, the final purchase price and the purchase price allocation may differ significantly from the preliminary estimates of these amounts.

The following financial ratios table reflects certain consolidated statement of operations data as a percentage of revenue for the periods presented.

	Three months ended September 30,
	2004	2003
Revenue	100.0%	100.0%
Cost of goods sold	61.4%	67.5%

Gross profit	38.6%	32.5%

Selling, general and administrative	28.3%	19.5%
Research and development	7.6%	5.3%
Restructuring charge	0.0%	2.7%
Management retention bonuses	0.6%	0.0%

Operating Income	2.0%	5.0%

Results of Operations

Revenues – Total revenues for the three months ended September 30, 2004 increased by $49.0 million, or 127%, to $87.6 million, from $38.6 million for the comparable prior year period.

Revenues for the three months ended September 30, 2004 for the Security Group increased by $6.1 million, or 26%, to $29.9 million from $23.8 million for the comparable prior year period. The increase was primarily attributable to increases in domestic and international sales of both conventional and large cargo inspection systems as well as the inclusion of the Advanced Research & Applications Corp. (“ARACOR”) revenues. We completed our acquisition of ARACOR in January 2004. The growth in Security Group revenues was partially offset by lower sales to the U.S. Transportation Security Administration.

Revenues for the three months ended September 30, 2004 for the Healthcare Group increased by $39.5 million to $42.8 million, from $3.3 million for the comparable prior year period. The increase was primarily attributable to the inclusion of the revenues of Spacelabs Medical, a company we acquired in March 2004.

Revenues for the three months ended September 30, 2004 for the Optoelectronics and Manufacturing Group increased by $3.3 million, or 29%, to $14.9 million from $11.6 million for the comparable prior year period. The increase was primarily attributable to the inclusion of the revenues of OSI Electronics, Inc. (a subsidiary that acquired the assets of a manufacturing services company in October 2003) (“OSI Electronics”) and the revenues of OSI Laserscan (a business we began to operate in November 2003 after acquiring all the toll and traffic management business of Schwartz Electro-Optics, Inc.). Revenues for these two businesses total $5.2 million for the three months ended September 30, 2004. This increase was partially offset by lower sales of defense optoelectronics.

Gross Profit – Gross profit consists of revenues less cost of goods sold. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $21.2 million, or 169%, to $33.8 million for the three months ended September 30, 2004 from $ 12.6 million for the comparable prior year period. Gross margin as a percentage of revenue was 38.6% compared to 32.5% for the prior year period. The increase in gross margin in the first quarter of fiscal 2005 over the prior year period was primarily due to the inclusion of sales of Spacelabs Medical products, which inherently have a higher gross margin and due to changes in the mix of products sold by Security Group businesses. The increase in gross margin in the first quarter was partially offset by lower sales of defense optoelectronics which have a higher gross margin and the inclusion of the revenues of OSI Electronics, which sells products that have a lower gross margin.

Selling, General and Administrative – Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the three months ended September 30, 2004, such expenses increased by $17.3 million, or 230%, to $24.8 million, from $7.5 million for the comparable prior year period. As a percentage of revenues, selling, general and administrative expenses increased in the three months ended September 30, 2004 to 28.3%, from 19.5% for the comparable prior year period. The increase in selling, general and administrative expenses for the three months ended September 30, 2004 over the same prior year period was due to increased headcount in sales and marketing for the Security Group, the inclusion of selling, general and administrative expenses from acquisitions (primarily selling, general and administrative expenses from the acquisition of Spacelabs Medical of $13.7 million) and an increase in both headcount and professional service fees at Corporate, partially offset by lower legal costs associated with ongoing litigation between L-3 Communications Corporation and us.

Research and Development – Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended September 30, 2004, such expenses increased by $4.7 million, or 227%, to $6.7 million, from $2.0 million for the comparable prior year period. As a percentage of revenues, research and development expenses were 7.6% in the three months ended September 30, 2004, compared to 5.3% in the comparable prior year period. The increase in research and development expenses was primarily due to the inclusion of research and development spending by Spacelabs Medical of $3.6 million for the three months ended September 30, 2004 and a significant increase in research and development spending by the Security Group.

Restructuring charges – In the three months ended September 30, 2003, we consolidated manufacturing processes and facilities of certain Healthcare Group and Optoelectronics and Manufacturing Group businesses. These consolidations resulted in a pre-tax charge of $1.1 million, consisting primarily of the write-off of equipment and leasehold improvements of $993,000 which were retired during the period and charges related to the clean up of a vacated facility of $60,000. These charges were recorded as restructuring charges in our consolidated financial statements. These charges were calculated in accordance with SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” and SFAS No. 146, “Accounting for Exit or Disposal Activities.”

Management retention bonus – In March 2004, we completed the acquisition of Spacelabs Medical from Instrumentarium Corporation. As a result of our acquisition of Spacelabs Medical from Instrumentarium Corporation, we assumed a management retention bonus agreement for key personnel of Spacelabs Medical, which could amount to $5.9 million. These retention bonuses vest over a two year period beginning October 2003. Included in other accrued expense and current liabilities, we have accrued $549,000 in the three months ended September 30, 2004 bringing the total accrued to $3.6 million as of September 30, 2004, of which $2.0 million relates to the period prior to the acquisition of Spacelabs Medical.

Income from Operations – For the three months ended September 30, 2004, income from operations was $1.8 million compared to $1.9 million for the comparable prior year period.

Operating income for the Security Group increased to $2.4 million for the three months ended September 30, 2004 compared to $2.2 million for the comparable prior year period. The increase in operating income for the Security Group was primarily due to increased revenues, including the effect of the acquisition of ARACOR, and changes in the mix of products sold by Security Group businesses, offset in part by higher research and development expenditures.

Operating income for the Healthcare Group was $235,000 for the three months ended September 30, 2004 compared to a loss of $338,000 for the comparable prior year period. This increase was mainly due to the inclusion of Spacelabs Medical.

Operating income for the Optoelectronics and Manufacturing Group was $1.7 million for the three months ended September 30, 2004 compared to $1.3 million for the prior year period. This increase was due to the inclusion of OSI Electronics and OSI Laserscan, partially offset by lower operating income as a result of lower sales of defense optoelectronics.

Interest (Income) Expense – For the three months ended September 30, 2004, we earned interest income of $87,000 compared to $304,000 for the comparable prior year period. The decrease in interest income for the three months ended September 30, 2004 was due to the decrease in interest earning deposits, primarily as a result of cash used in business acquisitions and investing activities. For the three months ended September 30, 2004, our interest expense was $54,000 compared to $81,000 for the comparable prior year period. The decrease in expense was primarily due to a decrease in borrowings.

Impairment of equity investment – In the three months ended September 30, 2003, we recognized an other-than-temporary impairment in the market value of Imagis Technologies, Inc. (“Imagis”) common stock that we own and recognized a pre-tax charge of $247,000 in our statements of operations. In July 2002, we purchased from Imagis 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), and 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share, and certain ancillary rights, for an aggregate purchase price of $1.75 million. Imagis develops facial recognition software for security applications. We have designated the investment as available-for-sale. For the quarter ended September 30, 2003, based on the continued trading of Imagis common stock below our original purchase price for a prolonged period of time, we recognized an other-than-temporary impairment in the market value of this investment in our income statement. The investment continues to be included under “Other Assets” in the accompanying consolidated financial statements. Through September 30, 2004, we have written down the value of this investment by a cumulative total of $1.7 million.

Provision for Income Taxes – Provision for income taxes for the three months ended September 30, 2004 decreased to $570,000, compared to $583,000 for the comparable prior year period. As a percentage of income before provision for income taxes and minority interest, provision for income taxes was 31.5% for the three months ended September 30, 2004, compared to 30.3% for the comparable prior year period. Our tax rate is dependent on the mix of income from U.S. and foreign locations due to tax rate differences between countries. Our tax rate for the fiscal second quarter and six months ending December 31, 2004, will be impacted by the expected recognition of certain research and development tax credits in the second quarter of fiscal 2005. These tax credits were made available by the Working Families Relief Act 2004, which became effective in October 2004.

Net Income – For the reasons outlined above, we had net income of $1.3 million for the three months ended September 30, 2004, compared to $1.3 million for the three months ended September 30, 2003.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2004 were $24.6 million, a decrease of $15.3 million from $39.9 million as of June 30, 2004.

Our operations used net cash of $9.6 million during the three months ended September 30, 2004. The amount of net cash used was mainly due to an increase in inventory, an increase in prepaid income taxes and a reduction in accounts payable and advances from customers. Cash used in operating activities was offset in part by a decrease in accounts receivable and other receivables and an increase in accrued payroll and related expenses and in other accrued expenses and current liabilities.

Net cash used in investing activities was $3.6 million for the three months ended September 30, 2004. The amount used was mainly due to the purchase of property and equipment of $2.5 million and a payment in July 2004 related to the increase in our investment in CXR Limited of $1.4 million in June 2004.

Net cash used in financing activities was $2.3 million for the three months ended September 30, 2004. This primarily reflects the purchase of treasury stock of $1.6 million and the payment on long term debt of $658,000.

We have a credit agreement with a U.S. bank which provides for a $50 million line of credit that includes a revolving line, letter of credit, acceptance and foreign exchange facilities. As of September 30, 2004, we were not in compliance with one covenant related to the maximum value of intangible assets that we can hold. The bank has waived our non-compliance of such covenant.

In March 1999, we announced a stock repurchase program of up to 2,000,000 shares of our common stock. During fiscal year 2000, we purchased 405,500 shares at a cost of $1.8 million and an additional 914,000 shares for $3.9 million during fiscal 2001. In September 2004, we repurchased 107,500 shares of our common stock at an average purchase price of $14.73 per share and our Board of Directors authorized an increase in the number of shares available for repurchase under the stock program by 1,000,000 shares. As a result, 1,488,000 shares are available for repurchase under the program. The stock repurchase program did not have a material effect on our liquidity and is not expected to have a material effect on liquidity in subsequent quarters. We retire the treasury shares as they are repurchased, and they are disclosed as a reduction in the number of common stock issued and outstanding in the accompanying consolidated financial statements.

We anticipate that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet our working capital, stock repurchase program and capital expenditure needs for at least the next twelve months.

Contractual obligations – We have continued to repay our long-term debt, and our outstanding balance as of September 30, 2004 has decreased to $1.2 million from $1.8 million as of June 30, 2004. Our contractual obligations relating to operating leases of office premises recently increased when we entered into a long term lease for a new building and parking lot area located in Hawthorne, California. Contractual lease obligations have increased from the June 30, 2004 level by approximately $1.0 million over the life of the lease, with estimated increases of $0.1 million occurring in the remaining nine months of this fiscal year.

In March 2004, we completed the acquisition of Spacelabs Medical from Instrumentarium Corporation. As a result of our acquisition of Spacelabs Medical from Instrumentarium Corporation, we assumed a management retention bonus agreement for key personnel of Spacelabs Medical, which could amount to $5.9 million. These retention bonuses vest over a two year period beginning October 2003. Included in other accrued expense and current liabilities, we have accrued a total of $3.6 million as of September 30, 2004, of which $2.0 million relates to the period prior to the acquisition of Spacelabs Medical.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk – We are exposed to certain market risks that are inherent in our financial instruments and arise from transactions entered into in the normal course of business. We may enter into derivative financial instrument transactions in order to manage or reduce market risk in connection with specific foreign-currency denominated transactions. We do not enter into derivative financial instrument transactions for speculative purposes. In addition, our investments in equity securities are highly concentrated and unhedged, and are therefore subject to potentially significant fluctuations in market value resulting from factors such as the financial performance of the issuing companies, changes in the market for the companies’ products, and extrinsic fluctuations in the overall market for equity securities.

Foreign Currency Translation – The accounts of our operations in each of the following countries are maintained in the following currencies: Singapore (Singapore dollars), Malaysia (Malaysian ringgits), England (U.K. pounds sterling), Austria, Finland, France, Germany and Greece (euros), Norway (Norwegian kroners), India (Indian rupees) and Canada (Canadian dollars). We translate foreign currency financial statements into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder’s equity. Net foreign currency transaction gains of approximately $85,000 were included in income for the three months ended September 30, 2004 and gains of approximately $36,000 were included in the comparable prior year period.

Our use of derivatives consists of foreign exchange contracts used to manage foreign exchange risks, along with interest rate swaps on a variable interest rate term loan used to manage interest rate risks. We purchase foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and do not use the contracts for trading purposes. No foreign exchange contracts were outstanding as of September 30, 2004.

Importance of International Markets – International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, wars and political instability. In addition, the outbreak of infectious diseases similar to the outbreak of SARS that occurred in late 2002 and early 2003, represent potential risk to our ability to complete projects on schedule and to gain new project awards, due to travel constraints to and from the affected areas.

For the three months ended September 30, 2004, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on our consolidated revenues and results of operations. As a result of monetary policy in Malaysia, including the pegging of the Malaysian ringgit to the U.S. dollar, we believe that our foreign currency exposure in Malaysia should not be significant in the foreseeable future. We perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing with local currencies in our foreign business transactions, we are at risk with respect to foreign currency fluctuations.

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

In February 2001 and August 2001, we entered into interest rate swaps. The purpose of the swaps was to convert a portion of our variable interest rate debt into a fixed rate liability. As of September 30, 2004, all of our interest rate swaps had expired.

Inflation – We do not believe that inflation has had a material impact on our September 30, 2004 results of operations.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized, and filed or submitted on a timely basis. They have concluded, based on their evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various claims and legal proceedings arising out of the conduct of our business. In our opinion, after consultation with outside legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, future results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2004 through September 30, 2004	107,500	$14.73	107,500	1,488,000

(1)	In March 1999, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock in the open market or through private transactions. In September 2004, our Board of Directors authorized an increase in the number of shares available for repurchase under the plan by 1,000,000 shares. During the quarter ended September 30, 2004, we repurchased 107,500 shares for $1.6 million. As of September 30, 2004, approximately 1,488,000 shares remained available for repurchase under the plan.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 9th day of November 2004.

OSI Systems, Inc.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Anuj Wadhawan
Anuj Wadhawan
Chief Financial Officer