Form 10-Q
period 2004-12-31
OSI SYSTEMS INC
filed 2005-02-09
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of February 7, 2005 there were 16,223,490 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2004	June 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$29,116	$39,879
Accounts receivable, net of allowance for doubtful accounts of $954 and $774 at December 31, 2004 and June 30, 2004, respectively	90,726	85,774
Other receivables	5,698	7,480
Inventory	99,032	97,174
Prepaid expenses	3,441	3,580
Prepaid income taxes	838	391
Deferred income taxes	6,714	6,611

Total current assets	235,565	240,889

Property and Equipment, net	22,680	18,775
Goodwill	24,780	23,925
Intangible assets, net	43,564	44,914
Investments	1,580	1,475
Other assets, net	6,332	1,035
Deferred income taxes	1,001	788

Total	$335,502	$331,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$141	$723
Current portion of long-term debt	751	1,798
Current portion of capital lease obligation	188	—
Accounts payable	37,546	33,171
Accrued payroll and related expenses	11,497	13,006
Income taxes payable	3,099	3,075
Advances from customers	6,405	14,331
Accrued warranties	8,680	9,190
Provision for losses on long-term contracts	43	858
Other accrued expenses and current liabilities	21,732	21,339

Total current liabilities	90,082	97,491

Long-term debt	5,066	32
Long-term capital lease obligation	311	—
Accrued pension	1,670	1,529
Deferred income taxes	5,211	5,198
Minority interest	—	69

Total liabilities	102,340	104,319

Contingencies

Shareholders’ Equity:
Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at December 31, 2004 and June 30, 2004, respectively
Common stock, no par value; authorized, 100,000,000 shares; issued and outstanding 16,208,491 and 16,213,428 shares at December 31, 2004 and June 30, 2004, respectively	169,382	170,129
Retained earnings	58,729	54,961
Accumulated other comprehensive income	5,051	2,392

Total shareholders’ equity	233,162	227,482

Total	$335,502	$331,801

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Revenues	$102,531	$51,095	$190,175	$89,740
Cost of goods sold	66,079	36,498	119,933	62,577

Gross profit	$36,452	14,597	$70,242	27,163
Operating expenses:
Selling, general and administrative	25,595	8,189	50,388	15,710
Research and development	7,066	2,373	13,736	4,410
Restructuring charges	—	—	—	1,061
Management retention bonus	549	—	1,098	—

Total operating expenses	33,210	10,562	65,222	21,181

Income from operations	3,242	4,035	5,020	5,982

Interest income	103	301	191	611
Interest expense	(98)	(80)	(154)	(167)
Write down of equity investment	—	—	—	(247)

Income before provision for income taxes and minority interest	3,247	4,256	5,057	6,179
Provision for income taxes	789	1,221	1,358	1,804
Minority interest	—	9	68	(48)

Net income	$2,458	$3,044	$3,767	$4,327

Earnings per share	$0.15	$0.21	$0.23	$0.30

Diluted earnings per share	$0.15	$0.20	$0.23	$0.29

Weighted average shares outstanding	16,168,778	14,587,369	16,185,269	14,563,052

Weighted average diluted shares outstanding	16,592,724	15,077,424	16,577,752	14,981,827

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$3,767	$4,327
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	342	86
Depreciation and amortization	4,485	2,418
Write-off of equity investment	—	247
Minority interest in net income (loss) of subsidiary	(68)	48
Equity earnings of unconsolidated affiliates	(105)	—
Deferred income taxes	16	—
Gain on sale of marketable securities	—	(90)
Restructuring charges	—	1,061
Write-off of property and equipment	272	—
Changes in operating assets and liabilities—net of business acquisitions
Accounts receivable	(4,298)	1,163
Other receivables	1,899	(429)
Inventory	(1,764)	(4,599)
Prepaid expenses	163	(1,604)
Accounts payable	3,810	4,727
Accrued payroll and related expenses	(1,367)	(283)
Income taxes payable	46	363
Prepaid Income taxes	(501)	—
Advances from customers	(8,756)	(3,702)
Accrued warranties	(548)	(391)
Other accrued expenses and current liabilities	(1,249)	(3,106)

Net cash (used in) provided by operating activities	(3,856)	236

Cash flows from investing activities:
Purchases of investments and marketable securities	—	(1,113)
Additions to property and equipment	(5,805)	(1,065)
Cash paid for business acquisitions, net of cash acquired	(1,359)	(10,106)
Increase in other assets	(5,396)	6
(Increase) / decrease in intangible assets	168	(69)
Cash proceeds from sale of marketable securities	—	1,658
Cash proceeds from sale of minority interest and distribution rights for Dolphin Medical	—	2,000

Net cash used in investing activities	(12,392)	(8,689)

Cash flows from financing activities:
Net (payments on) / proceeds from bank lines of credits	(665)	141
Proceeds from lessor in consideration for extension of lease contract	2,000	—
Term debt for the purchase of land and building	5,078	—
Payments under capital lease obligation	(74)	—
Payments on long-term debt	(1,312)	(1,317)
Proceeds from exercise of stock options and warrants	836	647
Purchase of Treasury Stock	(1,583)	—

Net cash (used in) provided by financing activities	4,280	(529)

Effect of exchange rate changes on cash	1,205	92

Net decrease in cash and cash equivalents	(10,763)	(8,890)
Cash and cash equivalents, beginning of period	39,879	94,246

Cash and cash equivalents, end of period	$29,116	$85,356

Supplemental disclosures of cash flow information—Cash paid/(received) during the period for:
Interest, net	$(46)	$(479)
Income taxes	$2,149	$1,785
Supplemental disclosure of non-cash activities:
Property and equipment purchased through capital lease	$542	$—

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

We design, manufacture and market security and inspection systems worldwide to end users under trade names including: “Rapiscan,” “Ancore,” “PFNA,” “Eagle,” “Metor,” and “Secure.” These systems are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband and to screen people. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

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

Consolidation – The consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 31, 2004, consolidated statements of operations for the three and six months ended December 31, 2004 and December 31, 2003, and cash flows for the six-month periods ended December 31, 2004 and December 31, 2003 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2004, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 13, 2004. The results of operations for the three and six months ended December 31, 2004, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005.

Subsequent Events

In January 2005, through our Rapiscan Security Products, Ltd. subsidiary (“Rapiscan UK”), we acquired a manufacturing and office facility of approximately 59,000 square feet located in Horley, England, for approximately $6.9 million. We acquired this property for the purpose of co-locating certain of our Rapiscan UK and Spacelabs Medical UK Limited (“Spacelabs Medical UK”) operations in a single facility.

On February 8, 2005, we completed the acquisition of Blease Medical Holdings Limited (“Blease”), a privately-held business located in Chesham, England that specializes in the design and manufacture of anesthesia systems. Consideration for the acquisition consisted of approximately £4.5 million ($8.4 million). Furthermore, during the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at approximately £6.25 million ($11.6 million). The acquisition of Blease expands the portfolio of products offered by our Healthcare Group, enabling Blease and Spacelabs Medical jointly to develop and market products for the perioperative market.

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired to be applied in reporting periods beginning after June 15, 2004 and contains disclosure requirements effective in annual financial statements for fiscal years ending after December 15, 2003 for investments. In September 2004, the Financial Accounting Standards Board (“FASB”) delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective. The adoption of EITF 03-1 is not expected to have a material effect on our financial position or result of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. As such, we are currently evaluating the impact of SFAS 151 on our consolidated financial statements and related disclosures.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which is effective for the interim or annual periods beginning after June 15, 2005. SFAS 123R therefore becomes effective for us in the first quarter of fiscal 2006. Statement 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. We expect the adoption of this statement will have an adverse impact on our consolidated financial position and results of operations.

Derivative Instruments

Effective July 1, 2000, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133 requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

Our use of derivatives consists of foreign exchange contracts used to manage foreign exchange risk. We purchase foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and accounts receivable and do not use the contracts for trading purposes. There were no foreign exchange contracts outstanding as of December 31, 2004 or as of June 30, 2004.

Inventory

Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory consisted of the following (in thousands):

	December 31, 2004	June 30, 2004
Raw Materials	$51,244	$41,064
Work-in-process	25,341	25,283
Finished Goods	22,447	30,827

Total	$99,032	$97,174

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31, 2004	June 30, 2004
Trade receivables, net	$83,612	$81,601
Receivables related to long term contracts - unbilled
costs and accrued profit on progress completed	7,114	4,173

Total	$90,726	$85,774

We expect to bill and collect the unbilled costs and accrued profits at December 31, 2004 during the next twelve months.

Spacelabs Medical Acquisition

In March 2004, we completed the acquisition of Spacelabs Medical from Instrumentarium Corporation for approximately $47.9 million in cash (net of cash acquired), including acquisition costs. The final purchase price is subject to certain working capital adjustments. In June 2004, we notified

Instrumentarium Corporation’s parent, GE Medical Systems, of a working capital and retention bonus adjustment resulting in what we believe to be a downward adjustment of the purchase price in the amount of $25.9 million. In September 2004, GE Medical Systems responded that it believes the amount of the downward adjustment to be approximately $7.8 million. As of December 31, 2004, no amounts have been recorded in the financial statements in relation to the expected reduction in the purchase price. We are in negotiation with GE Medical Systems to resolve this working capital adjustment through a process established in the purchase agreement. Therefore, the final purchase price and the purchase price allocation may differ significantly from the preliminary estimates of these amounts.

As a result of the acquisition of Spacelabs Medical, we acquired a 19.95% investment in a privately held company called Tempus Software, Inc. In June 2004, Quadramed Corp., a public company, trading since August 2004 on the American Stock Exchange, purchased Tempus Software from its shareholders for cash and unregistered shares. We received $902,000 in cash plus unregistered shares in Quadramed. In addition, $115,000 in cash and additional unregistered shares in Quadramed were placed in escrow pending the resolution of final purchase adjustments.

As of December 31, 2004, the book value of our investment in Quadramed unregistered shares was $322,000; however, we are in the process of determining the market value of these shares as of June 30, 2004, which will serve as the basis of our purchase price allocation to the Tempus Software shares as of the date of the Spacelabs Medical acquisition. In addition, we have not yet assigned a value to the cash and Quadramed shares that were placed in escrow as there are significant uncertainties as to the ultimate amount to which we will be entitled.

Goodwill and Other Intangible Assets

The changes in carrying value of goodwill for the six months ended December 31, 2004 are as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated OSI Systems, Inc.
Balance as of June 30, 2004	$16,590	$1,269	$6,066	$23,925
Goodwill acquired during the period	—	391	—	391
Foreign currency translation adjustments	464	—	—	464

Balance as of December 31, 2004	$17,054	$1,660	$6,066	$24,780

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that intangible assets that meet the criteria for recognition apart from goodwill be reclassified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing. SFAS 142 requires testing goodwill for impairment on an annual basis and on an interim basis if an event occurs or circumstance change that may reduce the fair value of a reporting unit below its carrying value. We performed our annual impairment test during the three months ended December 31, 2004, and concluded that there were no impairment losses related to goodwill.

Intangible assets which have indefinite lives, and are therefore not subject to amortization, consisted of the following (in thousands):

	December 31, 2004 Gross Carrying Value	June 30, 2004 Gross Carrying Value
Tradename	$6,041	$6,041

Other intangible assets consisted of the following (in thousands):

	Weighted Average Lives	December 31, 2004			June 30, 2004
		Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Purchased Software	5 years	$327	$327	$—	$327	$310	$17
Software development costs	5 years	3,724	1,222	2,502	3,558	1,063	2,495
Patents	10 years	438	172	266	438	139	299
Core technology	30 years	6,800	472	6,328	6,800	359	6,441
Developed technology	18 years	26,221	1,833	24,388	26,221	1,116	25,105
Customer relationships / backlog	5 years	4,779	740	4,039	4,779	263	4,516

		$42,289	$4,766	$37,523	$42,123	$3,250	$38,873

Amortization expense for the six months ended December 31, 2004, was approximately $1.5 million. At December 31, 2004, estimated future amortization expense is as follows (in thousands):

Fiscal Year	Amortization expense
Remaining 6 months of 2005	$1,510
2006	3,008
2007	2,977
2008	2,816
2009	2,500
2010	2,391
2011 and thereafter	22,321

Total	$37,523

Stock Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our stock options. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), which was released in December of 2002 as an amendment to SFAS 123. These statements establish accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123 and SFAS 148, we elected to continue to apply the intrinsic value-based method of accounting described above.

We account for option grants to non-employees using the guidance of SFAS 123, as amended by SFAS 148, and EITF No. 96-18, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.

In accordance with the intrinsic value method, no compensation cost has been recognized for our stock option grants in the accompanying financial statements. If the fair value-based method had been applied in measuring stock compensation expense under SFAS 123, as amended by SFAS 148, the pro forma effect on net earnings and net earnings per share would have been as follows (in thousands, except share and per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net income—as reported	$2,458	$3,044	$3,767	$4,327
Add: Stock-based employee compensation expense included in reported net income—net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards—net	(1,084)	(683)	(1,740)	(1,356)

Pro forma net income	$1,374	$2,361	$2,027	$2,971

Earnings per share:
Basic - as reported	$0.15	$0.21	$0.23	$0.30
Basic - pro forma	$0.08	$0.16	$0.13	$0.20
Diluted - as reported	$0.15	$0.20	$0.23	$0.29
Diluted - pro forma	$0.08	$0.16	$0.12	$0.20

As noted previously, SFAS 123R is effective beginning in fiscal 2006. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. Upon adoption, prior periods may be, but are not required to be, restated. We expect that the adoption of SFAS 123R will have an adverse impact on our net earnings and net earnings per share. Though we have not completed an evaluation of the effect that SFAS 123R will have on our financial statements, we currently expect the impact of the adoption of SFAS 123R to be consistent with the pro forma effect on net earnings and net earnings per share as represented above.

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

Stock options and rights to purchase a total of 2,091,990 shares of our common stock that were outstanding for the three and six months ended December 31, 2004, were not included in diluted earnings per common share because to do so would have been anti-dilutive. Stock options and purchase rights totaling 1,170,250 and 1,191,048 shares were outstanding for the three and six months ended December 31, 2003, but were not included in diluted earnings per common share because to do so would have been anti-dilutive. The following table reconciles the numerator and denominator used in calculating earnings per common share and earnings per common share assuming dilution.

	Three months ended December 31,
	2004			2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share	$2,458,000	16,168,778	$0.15	$3,044,000	14,587,369	$0.21
Income available to common shareholders

Effect of dilutive securities
(Treasury stock method)		423,946			490,055	(0.01)

Earnings per common share
assuming dilution
Income available to common shareholders, assuming dilution	$2,458,000	16,592,724	$0.15	$3,044,000	15,077,424	$0.20

	Six months ended December 31,
	2004			2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share	$3,767,000	16,185,269	$0.23	$4,327,000	14,563,052	$0.30
Income available to common shareholders

Effect of dilutive securities
(Treasury stock method)		392,483			418,775	(0.01)

Earnings per common share assuming dilution
Income available to common shareholders, assuming dilution	$3,767,000	16,577,752	$0.23	$4,327,000	14,981,827	$0.29

Comprehensive Income

Comprehensive income is computed as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net income	$2,458	$3,044	$3,767	$4,327

Foreign currency translation adjustments	2,343	1,209	2,659	1,666
Unrealized gain on marketable
securities available for sale	—	271	—	761
Change in the fair value of derivative
instruments	—	26	—	52

Comprehensive Income	$4,801	$4,550	$6,426	$6,806

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

In November 2002, L-3 Communications Corporation (“L-3”) brought suit against us for a declaratory judgment that L-3 had not breached its obligations to us concerning the acquisition of PerkinElmer’s, Security Detection Systems Business. In February 2003, we answered and asserted counterclaims against L-3 for, among other things, fraud, breach of fiduciary duty, breach of contract and failure to negotiate in good faith. In March 2003, L-3 amended its complaint and asserted claims against us for breach of contract, failure to negotiate in good faith, and tortious interference. In its amended complaint, L-3 requested both a declaratory judgment that it had fulfilled its obligations and an award of damages for an unspecified amount. These actions are pending in the District Court for the Southern District of New York.

During 2003 and 2004, we were informed that Science Applications International Corporation (“SAIC”) had made statements to prospective buyers of our gamma ray mobile detection system product (“GaRDS”) that GaRDS infringed upon unspecified SAIC patents. In April 2004, we received a letter from SAIC specifying a patent upon which SAIC claimed the GaRDS infringed. Contrary to SAIC’s claim, the patent cited by SAIC actually distinguished the technology used in GaRDS as a different, pre-existing technology. We therefore filed a lawsuit in the U.S. District Court, Central District of California seeking declaratory judgment. SAIC has since counter-claimed for patent infringement, citing the same patent, and unfair competition.

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

We are also involved in various other claims and legal proceedings arising out of the ordinary course of business. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, future results of operations, or cash flows.

Provision for Warranties - We offer our customers warranties on products we sell to them. These warranties typically provide for repairs and maintenance of our products for a specified time period. Concurrent with the sale of products, a provision for estimated warranty expenses is recorded with a corresponding increase in cost of goods sold. This provision is adjusted periodically based on historical and anticipated experience. Actual expenses of repairs under warranty, including parts and labor, are charged to this provision when incurred.

The changes in warranty provisions were as follows (in thousands):

	Three months ended, December 31,		Six months ended, December 31,
	2004	2003	2004	2003
Balance as of beginning of period	$8,757	$2,832	$9,190	$2,782
Additions	1,844	458	2,809	939
Reductions for warranty repair costs	(1,921)	(880)	(3,319)	(1,311)

Balance as of end of period	$8,680	$2,410	$8,680	$2,410

Retirement Benefit Plans

We operate a defined benefit plan for certain employees located in the U.K. The benefits under this plan are based on years of service and the employees’ highest 12 months’ compensation during the last five years of employment. The net periodic expense for this defined benefits plan consists of (in thousands):

	Three months ended, December 31,		Six months ended, December 31,
	2004	2003	2004	2003
Service cost	$17	$15	$32	$28
Interest cost	50	40	95	76
Expected return on plan assets	(28)	(21)	(53)	(40)
Settlement cost	—	50	—	96
Amortization of net loss	31	50	58	81

Net periodic pension expense	$70	$134	$132	$241

For the three months and six months ended December 31, 2004, we made a contribution of $81,600 and $112,100 to this pension plan. We presently anticipate contributing an additional $118,300 to fund this pension plan during the six-month period ending June 30, 2005, for a fiscal year total of $230,400.

Segment Information

We have adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). We have reflected the provisions of SFAS 131 in the accompanying financial statements for all periods presented. We operate in three identifiable product segments: (a) security and inspection systems (“Security Group”), (b) medical monitoring and imaging systems (“Healthcare Group”), and (c) optoelectronic devices and value-added subsystems (“Optoelectronics and Manufacturing Group”). We also have a corporate segment (“Corporate”) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances and legal, audit and other professional service fees not allocated to product segments. Both the Security Group and the Healthcare Group comprise primarily end-product businesses whereas the businesses of the Optoelectronics and Manufacturing Group primarily supply components and subsystems to original equipment manufacturers including to members of the Security Group and Healthcare Group through inter-company sales. All inter-company sales are eliminated in consolidation. We have restated our segment information for the three months and six months ended December 31, 2003, to conform to the product segment presentation. We have made certain allocations of prior period costs of goods sold and operating expenses in order to restate prior-year information.

The following tables present the operations and identifiable assets by product segment (in thousands):

Three months ended December 31, 2004

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Total
External customer revenue (1)	$32,037	$54,000	$16,494	$—	$—		$102,531
Revenue between product segments	—	—	5,652	—	(5,652)		—

Total revenue	$32,037	$54,000	$22,146	$—	$(5,652)		$102,531

Income (loss) from operations (2)	$(1,283)	$4,863	$2,004	$(2,062)	$(280	)(3)	$3,242

Identifiable assets	$146,597	$115,114	$50,574	$25,946	$(2,729	)(4)	$335,502

Three months ended December 31, 2003

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Total
External customer revenue	$28,977	$3,292	$18,826	$—	$—		$51,095
Revenue between product segments	—	—	4,519	—	(4,519)		—

Total revenue	$28,977	$3,292	$23,345	$—	$(4,519)		$51,095

Income (loss) from operations	$3,275	$(456)	$2,734	$(1,139)	$(379	)(3)	$4,035

Identifiable assets	$90,983	$11,514	$43,507	$92,760	$(1,619	)(4)	$237,145

(1)	The increase in external customer revenue for the Healthcare Group for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003, was primarily attributable to the inclusion of Spacelabs Medical, a business which we acquired in March 2004.

(2)	The increase in income from operations for the Healthcare Group for the three months ended December 31, 2004, as compared to an operating loss for the three months ended December 31, 2003, was primarily attributable to the inclusion of Spacelabs Medical. The Healthcare Group income from operations for the three months ended December 31, 2004 includes $549 of retention bonuses for key Spacelabs Medical personnel that were funded by GE Medical Systems at the time of our acquisition of Spacelabs Medical and $354 of amortization of intangible and depreciation of other fixed assets recorded in connection with the Spacelabs Medical acquisition. Final resolution of the purchase price for Spacelabs Medical could significantly reduce these intangible and fixed assets with a corresponding reduction of the related amortization.
(3)	This adjustment represents the change in the elimination entry for profit in ending inventory.
(4)	Eliminations of the identifiable assets primarily reflect the elimination of inter-company inventory profit not yet realized. These profits will be realized when inventory is shipped to the eventual Security Group and Healthcare Group external customers.

Six months ended December 31, 2004

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Total
External customer revenue (1)	$61,980	$96,804	$31,391	$—	$—		$190,175
Revenue between product segments	—	—	9,917	—	(9,917)		—

Total revenue	$61,980	$96,804	$41,308	$—	$(9,917)		$190,175

Income (loss) from operations (2)	$1,076	$5,098	$3,689	$(4,426)	$(417	)(4)	$5,020

Identifiable assets	$146,597	$115,114	$50,574	$25,946	$(2,729	)(5)	$335,502

Six months ended December 31, 2003

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Total
External customer revenue	$52,734	$6,623	$30,383	$—	$—		$89,740
Revenue between product segments	—	—	7,176	—	(7,176)		—

Total revenue	$52,734	$6,623	$37,559	$—	$(7,176)		$89,740

Income (loss) from operations (3)	$5,505	$(794)	$4,077	$(2,648)	$(158	)(4)	$5,982

Identifiable assets	$90,983	$11,514	$43,507	$92,760	$(1,619	)(5)	$237,145

(1)	The increase in external customer revenue for the Healthcare Group for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003, was primarily attributable to the inclusion of Spacelabs Medical, a business we acquired in March 2004.

(2)	The increase in income from operations for the Healthcare Group for the six months ended December 31, 2004, as compared to an operating loss for the six months ended December 31, 2003, was primarily attributable to the inclusion of Spacelabs Medical. The Healthcare Group for the six months ended December 31, 2004 includes $1,098 of retention bonuses for key Spacelabs Medical personnel that were funded by GE Medical Systems at the time of our acquisition of Spacelabs Medical, $708 of amortization of intangible and depreciation of other fixed assets recorded in connection with the Spacelabs Medical acquisition and a recovery of previously written off accounts receivable of $942. Final resolution of the purchase price for Spacelabs Medical could significantly reduce these intangible and fixed assets with a corresponding reduction of the related amortization.
(3)	For the six months ended December 31, 2003, total restructuring charges of $1,061 have been recorded for the Healthcare Group and the Optoelectronics and Manufacturing Group. They consist primarily of a $993 write-off of equipment and leasehold improvements that were abandoned during the three-month period ended September 30, 2003, and charges related to the cleanup of a vacated facility of $60. The total amount charged to the Healthcare Group was $102. The total amount charged to the Optoelectronics and Manufacturing Group was $959.
(4)	This adjustment represents the change in the elimination entry for profit in ending inventory.
(5)	Eliminations of the identifiable assets primarily reflect the elimination of inter-company inventory profit not yet realized. These profits will be realized when inventory is shipped to the eventual Security Group and Healthcare Group external customers.

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

Executive Summary

Our revenues for the three months ended December 31, 2004, were $102.5 million, compared to $51.1 million for the three months ended December 31, 2003, an increase of 101%. This increase was primarily attributable to the inclusion of Spacelabs Medical, a business we acquired in March 2004. Revenues for the Security Group were $32.0 million, or 31% of total revenues. Revenues for the Healthcare Group were $54 million, or 53% of total revenues. Revenues for the Optoelectronics and Manufacturing Group were $16.5 million, or 16% of total revenues. In addition, the Optoelectronics and Manufacturing Group had inter-company sales of $5.7 million sold to the Security and Healthcare Groups which were eliminated in consolidation. Net income for the three months ended December 31, 2004 was $2.5 million, compared to $3.0 million in the comparable prior-year period. Earnings per diluted share were $0.15 for the three months ended December 31, 2004, compared to $0.20 for the three months ended December 31, 2003. Earnings per diluted share were $0.23 for the six months ended December 31, 2004, compared to $0.29 for the six months ended December 31, 2003.

While the revenues of the Security Group increased, the results were negatively affected by the lower operating margins of the Group’s cargo and vehicle inspection (CVI) products. Of the Security Group’s $32.0 million revenues for the three months ended December 31, 2004, $23.6 million were attributable to the sale of baggage and parcel inspection (BPI) systems (also referred to as conventional X-ray inspection systems) and to the sale of people screening (PS) systems. The remaining $8.4 million in revenues was attributable to the cargo and vehicle inspection systems portion of the Security Group’s operations. The baggage and parcel inspection and the people screening businesses continue to grow and remain profitable. However, until the time that cargo and vehicle inspection technologies and products become repeat production orders, they are not likely to contribute positively to the operating margin of the Security Group. In January 2005, the Security Group embarked on a cost-cutting program that we expect will result in an annualized saving of approximately $2.0 million, beginning in the fourth quarter of fiscal 2005.

Revenues for the Healthcare Group increased substantially in the quarter ended December 31, 2004, as compared to the comparable prior-year period. This was primarily due to the acquisition of Spacelabs Medical. Revenues for Spacelabs Medical were $49.0 million while the balance of the Healthcare Group companies had revenues of $5.0 million. The revenues for the Healthcare Group in the quarter ended December 31, 2003 were $3.3 million. In addition, the results of Spacelabs Medical also improved as compared to the quarter ended September 30, 2004 as Spacelabs Medical was able to take advantage of the capital equipment spending cycle for U.S. hospitals that typically is higher in the three months ending in December as compared to the other three quarters. The pulse oximetry business of our Dolphin Medical, Inc. subsidiary, which was also robust, contributed significantly to the growth in Healthcare Group revenues as well.

External sales by our Optoelectronics and Manufacturing Group weakened during the quarter ended December 31, 2004, as compared to the quarter ended December 31, 2003, due to lower sales of printed circuit boards and defense optoelectronics. In addition, the Optoelectronics and Manufacturing Group supplies components and sub-assemblies to our Healthcare and Security Groups. The inter-company sales for the quarter and six months ended December 31, 2004, from our Optoelectronic and Manufacturing Group increased as compared to the prior year periods due to an increase in sales to the Healthcare Group.

The following financial ratios table reflects certain consolidated statement of operations data as a percentage of revenue for the periods presented.

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.4%	71.4%	63.1%	69.7%

Gross profit	35.6%	28.6%	36.9%	30.3%
Selling, general and administrative	25.0%	16.0%	26.5%	17.5%
Research and development	6.9%	4.6%	7.2%	4.9%
Restructuring charge	0.0%	0.0%	0.0%	1.2%
Management retention bonuses	0.5%	0.0%	0.6%	0.0%

Operating Income	3.2%	7.9%	2.6%	6.7%

Results of Operations

Revenues – Total revenues for the three months ended December 31, 2004, increased by $51.4 million, or 101%, to $102.5 million from $51.1 million for the comparable prior-year period. Total revenues for the six months ended December 31, 2004, increased by $100.4 million, or 112%, to $190.2 million, from $89.7 million for the comparable prior six month period.

Revenues for the Security Group for the three months ended December 31, 2004, increased by $3.0 million, or 11%, to $32.0 million, from $29.0 million for the comparable prior-year period. Revenues for the Security Group for the six months ended December 31, 2004, increased by $9.3 million, or 18%, to $62.0 million, from $52.7 million for the comparable prior-year period. The increase was attributable primarily to increases in domestic and international sales of cargo and vehicle inspection systems as well as the inclusion of Advanced Research & Applications Corp. (“ARACOR”) revenues and was partially offset by lower sales to the U. S. Transportation Security Authority (“TSA”). We completed our acquisition of ARACOR in January 2004.

Revenues for the Healthcare Group for three months ended December 31, 2004, increased by $50.7 million to $54.0 million, from $3.3 million for the comparable prior-year period. Revenues for the Healthcare Group for the six months ended December 31, 2004, increased by $90.2 million to $96.8 million, from $6.6 million for the comparable prior-year period. The increase was primarily attributable to the inclusion of the revenues of Spacelabs Medical, a company we acquired in March 2004. In addition, we experienced growth in the pulse oximetry business.

Revenues for the Optoelectronics and Manufacturing Group for the three months ended December 31, 2004, decreased by $2.3 million, or by 12%, to $16.5 million, from $18.8 million for the comparable prior-year period. This decrease was primarily attributable to lower sales of defense optoelectronics and printed circuit boards. Revenues for the Optoelectronics and Manufacturing Group for the six months ended December 31, 2004, increased by $1.0 million, or 3%, to $31.4 million, from $30.4 million for the comparable prior-year period. The increase was primarily attributable to the inclusion of the revenues of OSI Electronics, Inc. (a subsidiary operating manufacturing services assets that we acquired in October 2003) (“OSI Electronics”) and the revenues of OSI Laserscan (a business we began to operate in November 2003 after acquiring substantially all of the toll and traffic management assets of Schwartz Electro-Optics, Inc.). This increase was partially offset by lower sales of defense optoelectronics.

The Optoelectronics and Manufacturing Group reported inter-company revenues for the three-month period ended December 31, 2004, of $5.7 million, an increase of 25% from $4.5 million for the comparable prior-year period. Inter-company revenues for the Optoelectronics and Manufacturing group for the six months ended December 31, 2004, increased by $2.7 million, or 38%, to $9.9 million, from $7.2 million for the comparable prior-year period. This increase was primarily attributable to inter-company sales to the Healthcare Group.

Gross Profit – Gross profit consists of revenues less cost of goods sold. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $21.9 million, or 150%, to $36.5 million for the three months ended December 31, 2004, from $14.6 million for the comparable prior-year period. As a percentage of revenues, gross profit increased in the three months ended December 31, 2004, to 35.6%, from 28.6% for the comparable prior-year period. The increase in gross profit as a percentage of revenues, or gross margin, in the three months ended December 31, 2004, over the prior-year period, was primarily attributable to the inclusion of sales of Spacelabs Medical products, which have a higher gross margin and also have higher sales, general and administrative expenses and research and development expenses as a percentage of revenues compared to our other products. This increase was partially offset by a change in the mix of products sold by the Security Group, as cargo and vehicle inspection systems typically carry lower gross margins. For the six months ended December 31, 2004, gross profit increased by $43.0 million, or 159%, to $70.2 million, from $27.2 million in the comparable prior-year period. As a percentage of revenues, gross profit increased in the six months ended December 31, 2004, to 36.9%, from 30.3% in the comparable prior-year period. The increase in gross profit as a percentage of revenues, or gross margin, was primarily attributable to the inclusion of sales of Spacelabs Medical products, which have a higher gross margin and also have higher sales, general and administrative expenses and research and development expenses as a percentage of revenues compared to our other products. This increase was partially offset by a change in the mix of products sold by the Security Group, as cargo and vehicle inspection systems typically carry lower gross margins, as well as by lower sales of defense optoelectronics.

Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consisted primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the three months ended December 31, 2004, such expenses increased by $17.4 million, or 213%, to $25.6 million, from $8.2 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses increased in the three months ended December 31, 2004, to 25.0%, from 16.0% for the comparable prior-year period. The increase in SG&A expenses for the three months ended December 31, 2004 over the prior-year period was primarily attributable to the inclusion of Spacelabs Medical SG&A expenses, which were $14.5 million, and increased headcount in sales and marketing in the Security Group and was offset in part by exchange rate fluctuation gains. For the six months ended December 31, 2004, SG&A expenses increased by $34.7 million, or 221%, to $50.4 million, from $15.7 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses increased in the six months ended December 31, 2004, to 26.5%, from 17.5% in the comparable period last year. The increase in SG&A expenses for the six months ended December 31, 2004 over the prior-year period was primarily attributable to the inclusion of Spacelabs Medical SG&A expenses which were $28.2 million, the inclusion of SG&A expenses from other acquisitions that occurred in fiscal year 2004, such as ARACOR, OSI Electronics and OSI Laserscan, and increased headcount in sales and marketing in the Security Group and was offset in part by a recovery of previously written off accounts receivable of $942,000 and exchange rate fluctuation gains. Exchange rate fluctuation gains amounted to $1.1 million in the three months ended December 31, 2004, compared to losses of $33,000 in the comparable prior-year period. For the six months ended December 31, 2004, exchange rate fluctuation gains amounted to $1.2 million, compared to a gain of $4,000 in the comparable prior-year period.

Research and Development – Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended December 31, 2004, such expenses increased by $4.7 million, or 196%, to $7.1 million, from $2.4 million for the comparable prior-year period. For the six months ended December 31, 2004, such expenses increased by $9.3 million, or 211%, to $13.7 million, from $4.4 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 6.9% for the three months ended December 31, 2004, compared to 4.6% in the comparable prior-year period. For the six months ended December 31, 2004, such expenses were 7.2% of revenues, compared to 4.9% for the comparable prior-year period. The increase in research and development expenses for the three- and six-month periods ending December 31, 2004 versus comparable prior-year periods was primarily due to increased research and development spending related to the development of cargo and vehicle inspection systems and explosives detection products and due to the inclusion of the research and development spending of Spacelabs Medical. Spacelabs Medical incurred research and development spending of $3.2 million for the three months ended December 31, 2004, and $6.8 million for the six months ended December 2004.

Restructuring Charges – In the six months ended December 31, 2003, we consolidated manufacturing processes and facilities of certain businesses of our Healthcare and Optoelectronics and Manufacturing Groups. These consolidations resulted in a pre-tax charge of $1.1 million. The consolidations consisted primarily of write-offs of equipment and leasehold improvements of $993,000 that were retired during the period and charges related to the clean up of a vacated facility of $60,000. We do not expect to incur further costs in relation to these consolidations. These charges were recorded as restructuring charges in our consolidated financial statements for the three months ended September 30, 2003. These charges were calculated in accordance with SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Exit or Disposal Activities”.

Management retention bonus – In March 2004, we completed the acquisition of Spacelabs Medical from Instrumentarium Corporation. As a result of our acquisition of Spacelabs Medical from Instrumentarium Corporation, we assumed a management retention bonus agreement for key personnel of Spacelabs Medical, which could amount to $5.9 million. These retention bonuses vest over a two year period beginning October 2003. We have accrued $549,000 in the three months ended December 31, 2004 and $1.1 million in the six months ended December 31, 2004 for these bonuses, bringing the total accrued to $4.1 million as of December 31, 2004, of which $2.0 million relates to the period prior to the acquisition of Spacelabs Medical. In the three months ended December 31, 2004 there was a payment made of $2.0 million to key Spacelabs Medical personnel bringing the total payments to $2.5 million. As of December 31, 2004, a balance of $1.6 million management retention bonus payable was included in our accrued expenses and current liabilities.

Income from Operations – For the three months ended December 31, 2004, income from operations was $3.2 million, compared to $4.0 million for the comparable prior-year period. For the six months ended December 31, 2004, income from operations was $5.0 million, compared to $6.0 million for the comparable prior-year period.

Operating loss for the Security Group was $1.3 million for the three months ended December 31, 2004, compared to operating income of $3.3 million for the comparable prior-year period. The decrease in operating income for the Security Group was primarily attributable to the change in the mix of products sold by the Security group, as cargo and vehicle inspection shipments had lower or no gross margins. It was also attributable to increased investment in sales and marketing headcount, and to increased investment in research and development spending for the development of cargo and vehicle inspection systems and explosives detection products. Operating income was $1.1 million for the six months ended December 31, 2004, compared to $5.5 million for the comparable prior-year period. The decrease in operating income for the Security Group was primarily attributable to the change in the mix of products sold by the Security Group, increased investment in sales and marketing headcount, and research and development spending for the development of cargo and vehicle inspection systems and explosives detection products.

Operating income for the Healthcare Group was $4.9 million for the three months ended September 30, 2004, compared to a loss of $456,000 for the comparable prior-year period. Operating income was $5.1 million for the six months ended December 31, 2004, compared to a loss of $794,000 for the comparable prior-year period. The increase in Healthcare Group operating income was mainly due to the inclusion of Spacelabs Medical, a business we acquired in March 2004

Operating income for the Optoelectronics and Manufacturing Group was $2.0 million for the three months ended December 31, 2004, compared to $2.7 million for the prior-year period. This decrease in operating income was partially due to lower sales of defense optoelectronics. Operating income for the Optoelectronic and Manufacturing Group was $3.7 million for the six months ended December 31, 2004, compared to $4.1 million for the prior-year period. This decrease in operating income was primarily due to lower sales of defense optoelectronics, partially offset by the impact of restructuring charges that occurred during the six months ended December 31, 2003.

Interest (Income) Expense – For the three months ended December 31, 2004, we earned interest income of $103,000, compared to $301,000 for the comparable prior-year period. For the six months ended December 31, 2004, we earned interest income of $191,000, compared to $611,000 for the comparable prior-year period. The decrease in interest income for the three and six months ended December 31, 2004, was attributable to the decrease in interest earning deposits in the current year compared to the same periods in the prior-year. For the three months ended December 31, 2004, our interest expense was $98,000, compared to $80,000 for the comparable prior-year period. For the six months ended December 31, 2004, our interest expense was $154,000 compared to $167,000 for the comparable prior-year period.

Impairment of equity investment – In the six months ended December 31, 2003, we recognized an other-than-temporary impairment in the market value of Imagis Technologies (“Imagis”) common stock that we own and recognized a pre-tax charge of $247,000 in our statements of operations. In July 2002, we purchased from Imagis 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), and 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share, and certain ancillary rights, for an aggregate purchase price of $1.75 million. Imagis develops facial recognition software for security applications. We have designated the investment as available-for-sale. For the six months ended December 31, 2003, based on the continued trading of Imagis common stock below our original purchase price for a prolonged period of time, we recognized an other-than-temporary impairment in the market value of this investment in our income statement. The investment continues to be included under “Other Assets” in the accompanying consolidated financial statements. Through December 31, 2004, we have written down the value of this investment by a cumulative total of $1.7 million.

Provision for Income Taxes – Provision for income taxes for the three months ended December 31, 2004, decreased to $789,000, compared to $1.2 million for the comparable prior-year period. For the six months ended December 31, 2004, provisions for income taxes decreased to $1.4 million from $1.8 million for the comparable prior-year period. As a percentage of income before provision for income taxes and minority interest, provision for income taxes was 24.3% for the three months ended December 31, 2004, compared to 28.7% for the comparable prior-year period. As a percentage of income before provisions for income taxes and minority interest, provision for income taxes was 26.9% for the six months ended December 31, 2004, compared to 29.2% for the comparable prior-year period. Our tax rate for the fiscal second quarter and six months ending December 31, 2004, was favorably impacted by the recognition of certain research and development tax credits in the second quarter of fiscal 2005, which had a 2.5% decrease on the effective tax rate, made available by the Working Families Relief Act 2004, effective in October 2004. Our tax rate is also dependent on the mix of income from U.S. and foreign locations due to tax rate differences between countries.

Net Income – For the reasons outlined above, we had net income of $2.5 million for the three months ended December 31, 2004, compared to $3.0 million for the three months ended December 31, 2003, and we had net income of $3.8 million for the six months ended December 31, 2004 compared to $4.3 million for the six months ended December 31, 2003.

Liquidity and Capital Resources

Cash and equivalents as of December 31, 2004, were $29.1 million, a decrease of $10.8 million from $39.9 million as of June 30, 2004.

Net cash used by operations was $3.9 million during the six months ended December 31, 2004. The amount of net cash used by operations was primarily attributable to an increase in accounts receivable and inventory and a reduction in accrued payroll and related expenses, other accrued expenses and current liabilities and advances from customers. Cash used in operating activities was offset in part by an increase in accounts payable as well as a decrease in other receivables.

Net cash used in investing activities was $12.4 million for the six months ended December 31, 2004. The amount was primarily used to purchase property and equipment of $5.8 million and an increase in other assets. The increase in other assets was primarily attributable to a $5.3 million transfer of cash to a third party in connection with our purchase of a manufacturing and office facility of approximately 59,000 square feet located in Horley, England which we acquired January 2005. We acquired this property for the purpose of co-locating certain of our Rapiscan UK and Spacelabs Medical UK operations in a single location. Net cash used in investing activities was also a result of the payment in July 2004 related to the increase in our investment in CXR Limited by $1.4 million.

Net cash generated in financing activities was $4.3 million for the six months ended December 31, 2004. This primarily reflects the $5.1 million cash proceeds from the term debt to support the purchase of a manufacturing and office facility of approximately 59,000 square feet located in Horley, England, which we acquired in January 2005 and $2.0 million we received when Spacelabs Medical amended their two building leases located in Issaquah, Washington. The amendments extended the lease terms by approximately 2 years until December 2014 and eliminated our option to terminate these leases early. The net cash generated was partially offset by the purchase of treasury stock of $1.6 million and payments on our long term debt of $1.3 million.

In March 1999, we announced a stock repurchase program of up to 2,000,000 shares of our common stock. Through November 5, 2002, we repurchased 1,404,500 shares at an average price of $4.37 per share. In September 2004, we repurchased 107,500 shares of our common stock at an average purchase price of $14.73 per share and our Board of Directors authorized an increase in the number of shares available for repurchase under the stock program by 1,000,000 shares. As a result, 1,488,000 shares may be repurchased under the program as of December 31, 2004. Through December 31, 2004, we made no additional repurchases of our common stock. The stock repurchase program did not have a material effect on our liquidity and is not expected to have a material effect on liquidity in subsequent quarters. We retire the treasury shares as they are repurchased, and they are disclosed as a reduction in the number of shares of common stock issued and outstanding in the accompanying consolidated financial statements.

We anticipate that current cash balances, anticipated cash flows from operations, and current borrowing arrangements will be sufficient to meet our working capital, stock repurchase program, and capital expenditure needs for at least the next twelve months.

Contractual obligations – We have continued to repay our term loan and our outstanding balance as of December 31, 2004, has decreased to $500,000 from $1.8 million as of June 30, 2004. In addition, we have entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in Horley, England that we intend to use in order to co-locate certain of our Security and Healthcare Group operations in the UK. The loan is repayable over a twenty-year term and has a variable interest rate that is set at 1.20% over the three-month London Interbank Offered Rate (LIBOR).

In March 2004, we completed the acquisition of Spacelabs Medical from Instrumentarium Corporation. As a result of this acquisition, we assumed a management retention bonus agreement for key personnel of Spacelabs Medical which could amount to $5.9 million. These retention bonuses vest over a two-year period beginning October 2003. In the three months ending December 31, 2004, there were payments made of $2.0 million to key Spacelabs Medical personnel. As of December 31, 2004, a balance of $1.6 million management retention bonus payable was included in our accrued expenses and current liabilities.

In October 2004, Spacelabs Medical amended two real property leases covering office and manufacturing facilities in Issaquah, Washington. Under the amendments, Spacelabs Medical extended the term of such leases by approximately two years and relinquished certain options it held to terminate portions of such leases early. As a result, the leases now expire in December 2014. In consideration, the landlord paid us $2.0 million in cash which has been recorded as deferred rent to be amortized over the remaining term of the lease. The leases are accounted for as operating leases.

In the quarter ended December 2004, we entered into a master lease agreement with Dell Financial Services to lease computer equipment over a period of 36 months. Such lease agreements have been recorded as capital leases. This agreement permits us to lease up to $1.0 million in equipment. As of December 31, 2004, we had committed to approximately $500,000 of equipment under this agreement. We expect to commit to approximately $200,000 of additional lease agreements in the three months ended March 31, 2005.

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

Foreign Currency Translation – The accounts of our operations in each of the following countries are maintained in the following currencies: Singapore (Singapore dollars), Malaysia (Malaysian ringgits), England (U.K. pounds sterling), Austria, Finland, France, Germany, Greece and Italy (euros), Norway (Norwegian kroners), India (Indian rupees) and Canada (Canadian dollars). We translate foreign currency financial statements into U.S. dollars at current rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder’s equity. Net foreign currency transaction gains of approximately $1.2 million were included in income for the six months ended December 31, 2004, and gains of approximately $4,000 were included in the comparable prior-year period.

Our use of derivatives consists of foreign exchange contracts used to manage foreign exchange risks, along with interest rate swaps on a variable interest rate term loan used to manage interest rate risks. We purchase foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and do not use the contracts for trading purposes. No foreign exchange contracts were outstanding as of December 31, 2004.

Importance of International Markets – International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, wars and political instability. In addition, the outbreak of infectious diseases such as the outbreak of the SARS virus that occurred in late 2002 and early 2003 represent a potential risk to our ability to complete projects on schedule and to gain new project awards, due to travel constraints to and from the affected areas.

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

In February 2001 and August 2001, we entered into interest rate swaps. The purpose of the swaps was to convert a portion of our variable interest rate debt into a fixed rate liability. As of December 31, 2004, all of our interest rate swaps had expired

Inflation – We do not believe that inflation has had a material impact on our December 31, 2004, results of operations.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures are designed to ensure that material information required to be disclosed in this report is recorded, processed, summarized, and filed or submitted on a timely basis. They have concluded, based on their evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2004, we completed the implementation of enterprise resource planning software at our Rapiscan U.K. subsidiary. As a result of the system implementation, certain difficulties arose which prevented the accurate generation of an inventory detail listing and certain other reports. In addition, certain account reconciliations were not completed as of December 31, 2004. Subsequent to quarter end, we undertook procedures to verify the accuracy of inventory and certain other account balances in the general ledger as of December 31, 2004, including a detail rollforward of inventory activity from a date prior to the system implementation through December 31, 2004, and the subsequent performance of a physical inventory count. Based on the results of our procedures, we believe that the internal control weaknesses described above did not affect the accuracy of the financial statements included in this Report.

Except as described in the previous paragraph, there have been no significant changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various claims and legal proceedings which have been previously disclosed in our quarterly and annual reports in accordance with Item 103 of Regulation S-K. The results of such legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

We are also involved in various other claims and legal proceedings arising out of the ordinary course of business which have not been previously disclosed in our quarterly and annual reports. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, future results of operations, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting on November 8, 2004. At the meeting, shareholders voted upon the following actions:

1.	Election of Directors.

Name	For	Against	Abstain
Deepak Chopra	12,553,221	0	839,363
Ajay Mehra	12,507,287	0	867,297
Steven C. Good	12,199,447	0	1,175,137
Meyer Luskin	12,187,650	0	1,186,934
Chand R. Viswanathan	12,582,113	0	792,471

The five nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors and will serve as directors until our next annual meeting and until their successor is elected and qualified.

2.	Ratification of Deloitte & Touche LLP as independent auditors for the year ending June 30, 2005.

For	13,284,700
Against	79,807
Abstain	10,077

The appointment was ratified.

3.	Amendment of our Articles of Incorporation to increase the number of shares of common stock that we are authorized to issue from 40,000,000 shares to 100,000,000 shares.

For	11,449,5320
Against	1,908,048
Abstain	17,004

The amendment was approved.

4.	Amendment to our 1997 Stock Option Plan to increase the number of shares of common stock for which options may be issued under the plan from 2,350,000 to 3,350,000.

For	4,867,872
Against	3,475,992
Abstain	26,483

The amendment was approved.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 9th day of February 2005.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Anuj Wadhawan
Anuj Wadhawan
Chief Financial Officer