Form 10-Q
period 2005-03-31
OSI SYSTEMS INC
filed 2005-05-10
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES  ☒    NO  ☐

As of May 4, 2005, there were 16,348,165 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2005	June 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$12,655	$39,879
Accounts receivable, net of allowance for doubtful accounts of $3,880 at March 31, 2005 and $774 at June 30, 2004	93,187	85,774
Other receivables	5,303	7,480
Inventory	110,252	97,174
Prepaid expenses	3,784	3,580
Income taxes receivable	3,265	391
Deferred income taxes	6,749	6,611

Total current assets	235,195	240,889
Property and equipment, net	31,092	18,775
Goodwill	24,834	23,925
Intangible assets, net	50,106	44,914
Investments	1,987	1,475
Other assets	1,055	1,035
Deferred income taxes	994	788

Total	$345,263	$331,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$7,550	$723
Current portion of long-term debt	261	1,798
Current portion of capital lease obligation	252	—
Accounts payable	43,206	33,171
Accrued payroll and related expenses	12,414	13,006
Income taxes payable	1,709	3,075
Advances from customers	8,374	14,331
Accrued warranties	8,313	9,190
Provision for losses on long-term contract	321	858
Other accrued expenses and current liabilities	20,458	21,339

Total current liabilities	102,858	97,491
Long-term debt	4,919	32
Long term capital lease obligation	300	—
Accrued pension	1,881	1,529
Deferred income taxes	5,207	5,198
Minority interest	—	69

Total liabilities	115,165	104,319
Contingencies

Shareholders’ Equity
Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at March 31, 2005 and June 30, 2004, respectively
Common stock, no par value; authorized, 100,000,000 shares; issued and outstanding 16,298,166 and 16,213,428 shares at March 31,2005 and June 30, 2004, respectively	170,348	170,129
Retained earnings	55,801	54,961
Accumulated other comprehensive income	3,949	2,392

Total shareholders’ equity	230,098	227,482

Total	$345,263	$331,801

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Revenues	$94,153	$61,531	$284,328	$151,271
Cost of goods sold	60,975	41,957	180,908	104,534

Gross profit	33,178	19,574	103,420	46,737
Operating expenses:
Selling, general and administrative	30,165	12,419	80,551	28,129
Research and development	7,306	3,543	21,042	7,953
Restructuring charges	—	—	—	1,061
Management retention bonus	288	—	1,386	—

Total operating expenses	37,759	15,962	102,979	37,143

(Loss) income from operations	(4,581)	3,612	441	9,594
Interest income	(27)	(209)	(217)	(820)
Interest expense	153	65	306	232
Impairment of equity investment	182	—	182	247
Gain on sale of marketable securities	—	(376)	—	(376)

(Loss) income before provision for income taxes and minority interest	(4,889)	4,132	170	10,311
(Benefit) provision for income taxes	(1,961)	739	(602)	2,543

(Loss) income before minority interest	(2,928)	3,393	772	7,768
Minority interest	—	48	68	—

Net (Loss) income	$(2,928)	$3,441	$840	$7,768

(Loss) earnings per share	$(0.18)	$0.24	$0.05	$0.53

Diluted (loss) earnings per share	$(0.18)	$0.23	$0.05	$0.52

Weighted average shares outstanding	16,276,323	14,626,245	16,215,620	14,584,116

Weighted average diluted shares outstanding	16,276,323	15,169,598	16,589,734	15,069,478

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$840	$7,768
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recoveries of) losses on accounts receivable	3,128	(113)
Depreciation and amortization	6,395	3,997
Impairment of equity investment	182	247
Minority interest in net (loss) of subsidiary	(68)	—
Equity earnings (losses) of unconsolidated affiliates	(189)	163
Deferred income taxes	(174)	—
Gain on sale of marketable securities	—	(376)
Restructuring charges	—	1,061
Changes in operating assets and liabilities net of business acquisitions:
Accounts receivable	(7,599)	(8,546)
Other receivables	2,304	(825)
Inventory	(9,636)	(11,068)
Prepaid expenses	138	(1,184)
Accounts payable	7,052	9,320
Accrued payroll and related expenses	(536)	1,112
Income taxes payable	(1,357)	(151)
Income taxes receivable	(3,183)	(203)
Advances from customers	(7,484)	(5,831)
Accrued warranties	(901)	(1,044)
Other accrued expenses and current liabilities	(2,540)	2,008

Net cash used in operating activities	(13,628)	(3,665)

Cash flows from investing activities:
Purchases of investments and marketable securities	—	(1,113)
Additions to property and equipment	(14,097)	(2,785)
Cash paid for business acquisitions, net of cash acquired	(11,021)	(76,830)
Increase in other assets	11	(878)
Increase in intangible assets	(2,008)	—
Cash proceeds from sale of marketable securities	—	5,256
Cash proceeds from the sale of minority interest and distribution rights for Dolphin Medical	—	2,000

Net cash used in investing activities	(27,115)	(74,350)

Cash flows from financing activities:
Net proceeds from bank lines of credit	6,737	386
Proceeds from lessor in consideration for extension of lease contract	2,000	—
Term debt for the purchase of land and building net of payments	5,069	—
Payments on long-term debt	(1,805)	(1,967)
Payments under capital lease obligation	(214)	—
Proceeds from exercise of stock options and employee share purchase plan	1,802	893
Purchase of Treasury Stock	(1,583)	—

Net cash provided by (used in) financing activities	12,006	(688)

Effect of exchange rate changes on cash	1,513	308

Net decrease in cash and cash equivalents	(27,224)	(78,395)
Cash and cash equivalents, beginning of period	39,879	94,246

Cash and cash equivalents, end of period	$12,655	$15,851

Supplemental disclosures of cash flow information — Cash paid (received) during the period for:
Interest, net	$76	$(607)
Income taxes	$4,022	$2,692
Supplemental disclosures of non-cash activities:
Property and equipment purchased through capital lease	$729	$—

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

We design, manufacture and market security and inspection systems worldwide to end users under the “Rapiscan Systems” brand name. The products of Rapiscan Systems are used to inspect people, baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems’ products fall into four product lines: Baggage and Parcel Inspection, Cargo and Vehicle Inspection, Hold Baggage Screening, and People Screening.

In our healthcare business we design, manufacture and market patient monitoring systems, network and connectivity solutions, ambulatory blood pressure monitors and provide related services under trade names including “Ultracare” and “Ultraview”. We also design, manufacture and market anesthesia systems and components under trade names including “Frontline Focus”, “Frontline Sirrius” and “Datum”. Furthermore, we design, manufacture and market arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools under trade names including “Dolphin” and “NuCat,” and peripheral bone densitometers under trade names including “DTX-200” and “DTU-One”.

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

Consolidation – The consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of March 31, 2005, consolidated statements of operations for the three and nine months ended March 31, 2005 and March 31, 2004, and cash flows for the nine-month periods ended March 31, 2005 and March 31, 2004 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2004 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 13, 2004. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005.

Recent Developments

In February 2005, we completed the acquisition of Blease Medical Holdings Limited (“Blease”). Consideration for the acquisition consisted of a cash payment of $9.3 million (net of cash acquired), including acquisition costs. Furthermore, during the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million ($11.8 million as of March 31, 2005). The acquisition of Blease expands the portfolio of products offered by our healthcare group of companies, enabling us to develop and market products for the perioperative market. The final determination of the purchase price may result in asset fair values, asset useful lives and liabilities assumed that differ from the preliminary estimates of these amounts. The following table shows the preliminary allocation of the purchase price (in thousands):

Fair value of assets (net of cash) acquired	$6,296
Unallocated intangible assets	6,831
Liabilities assumed	(3,788)

Total consideration paid in cash	$9,339

Results of operations included the activities of Blease for the period from February 8, 2005 to March 31, 2005. Supplemental pro-forma disclosure of results for the three and nine months ended March 31, 2005 and 2004 as though the above business combination had been completed as of July 1, 2003 are as follows (in thousands except per share amounts):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Revenue	$95,031	$66,064	$292,228	$162,620
Net income (loss) before taxes and minority interest	(5,303)	4,139	(956)	9,442
Net income (loss)	(3,218)	3,446	53	7,160
(Loss) earnings per diluted share	$(0.20)	$0.23	$0.00	$0.48

In March 2005, we announced that the branding of security and inspection systems, which had previously been sold under various trade names including “Ancore,” “Eagle,” “Metor,” “Rapiscan,” and “Secure,” would be consolidated under a single brand – “Rapiscan Systems”. Since the announcement, all of the products of our security and inspection systems group of companies, including baggage and parcel inspection, cargo and vehicle inspection, hold baggage screening, and people screening systems are being marketed under the “Rapiscan Systems” name. We undertook this effort in order to improve brand recognition for the broad range of complimentary security products and technologies that we have acquired in recent years.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF Issue No. 03-1”). EITF Issue No. 03-1 provides guidance for determining when an investment is other-than-temporarily impaired to be applied in reporting periods beginning after June 15, 2004 and contains disclosure requirements effective in annual financial statements for fiscal years ending after December 15, 2003 for investments. In September 2004, the Financial Accounting Standards Board (“FASB”) delayed the accounting provisions of EITF 03-1. However, the disclosure requirements remain effective. The adoption of EITF Issue No. 03-1 is not expected to have a material effect on our financial position or result of operations.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which is effective for the annual periods beginning after June 15, 2005. SFAS 123R therefore becomes effective for us in the first quarter of fiscal 2006. Statement 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. We expect the adoption of this statement will have an adverse impact on our consolidated financial position and results of operations.

In December 2004, the FASB issued two FASB Staff Positions (“FSP”): FSP SFAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004”, and FSP SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP SFAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes.” FSP SFAS 109-2 grants additional time to evaluate the Act’s impact on the enterprise’s plan for reinvestment or repatriation of provisions of the FSP’s in fiscal 2006. The effect of the FSP’s on the consolidated financial statements has not yet been evaluated.

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

Our use of derivatives consists of foreign exchange contracts used to manage foreign exchange risk. We purchase foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and accounts receivable and do not use the contracts for trading purposes. There were no foreign exchange contracts outstanding as of March 31, 2005 or as of June 30, 2004.

Inventory

Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory consisted of the following (in thousands):

	March 31, 2005	June 30, 2004
Raw Materials	$60,985	$41,064
Work-in-process	25,415	25,283
Finished Goods	23,852	30,827

Total	$110,252	$97,174

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31, 2005	June 30, 2004
Trade receivables, net	$86,365	$81,601
Receivables related to long term contracts - unbilled costs and accrued profit on progress completed	6,822	4,173

Total	$93,187	$85,774

We expect to bill and collect the unbilled costs and accrued profits at March 31, 2005 during the next twelve months.

Spacelabs Medical Acquisition

In March 2004, we completed the acquisition of Spacelabs Medical from Instrumentarium Corporation for approximately $47.9 million in cash (net of cash acquired), including acquisition costs. The final purchase price is subject to certain working capital adjustments. In June 2004, we notified Instrumentarium Corporation’s parent, GE Medical Systems, of a working capital and retention bonus adjustment resulting in what we believe to be a downward adjustment of the purchase price in the amount of $25.9 million. In September 2004, GE Medical Systems responded that it believes the amount of the downward adjustment to be approximately $7.8 million. As of March 31, 2005, no amounts have been recorded in the financial statements in relation to the expected reduction in the purchase price. Our negotiations with GE Medical Systems to resolve this working capital adjustment through processes established in the purchase agreement have not yielded a resolution of this issue. We continue to evaluate alternative methods by which to seek resolution of this matter. As a result of the prospective price adjustment, the final purchase price and the purchase price allocation may differ significantly from the preliminary estimates of these amounts.

As a result of the acquisition of Spacelabs Medical, we acquired a 19.9% investment in a privately held company called Tempus Software, Inc. As part of the March 19, 2004 Spacelabs Medical preliminary purchase price allocation, approximately $1.2 million was assigned to Spacelab Medical’s investment in Tempus. In June 2004, Quadramed Corp., a public company, traded over-the-counter, purchased Tempus from its shareholders for cash and unregistered shares in Quadramed. We received $902,000 in cash plus 459,437 restricted shares in Quadramed. We also received $115,000 in cash and 51,049 additional unregistered shares in Quadramed which were placed in escrow pending resolution of any contingencies specified in the agreement. We will record the value of such assets if and when they are received from escrow.

In February 2005, we completed the valuation of the Quadramed unregistered shares. As a result, we have finalized the purchase price originally assigned to the Tempus investment and thereafter to the Quadramed shares received in exchange for Tempus. The preliminary amount allocated was increased by $505,000 with a corresponding decrease of $59,000 to fixed assets and $446,000 to intangible assets of Spacelabs Medical.

As of March 31, 2005, the fair value of our unregistered Quadramed shares had decreased based on the market price of Quadramed’s registered shares. Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity”, we have concluded that an other-than-temporary decline in value had occurred and we have recorded an $182,000 realized loss in the consolidated statements of operations for the three month and nine month periods ended March 31, 2005.

Goodwill and Other Intangible Assets:

The changes in carrying value of goodwill for the nine months ended March 31, 2005 was as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated OSI Systems, Inc.
Balance as of June 30, 2004	$16,590	$1,269	$6,066	$23,925
Goodwill acquired during the period	9	391	279	679
Foreign currency translation adjustments	230	—	—	230

Balance as of March 31, 2005	$16,829	$1,660	$6,345	$24,834

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that intangible assets that meet the criteria for recognition apart from goodwill be reclassified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing. SFAS 142 requires testing goodwill for impairment on an annual basis and on an interim basis if an event occurs or circumstance change that may reduce the fair value of a reporting unit below its carrying value. We performed our annual impairment test during the second quarter of fiscal 2005 and concluded that there was no impairment losses related to goodwill.

Intangible assets which have indefinite lives, and therefore are not subject to amortization, consisted of the following (in thousands):

	March 31, 2005 Gross Carrying Value	June 30, 2004 Gross Carrying Value
Tradename	$5,863	$6,041

Other intangible assets consisted of the following (in thousands):

		March 31, 2005			June 30, 2004
	Weighted Average Lives	Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Purchased Software	5 years	$327	$327	$—	$327	$310	$17
Software development costs	5 years	4,706	1,302	3,404	3,558	1,063	2,495
Patents	10 years	438	183	255	438	139	299
Core technology	30 years	6,800	529	6,271	6,800	359	6,441
Developed technology	18 years	26,051	2,436	23,615	26,221	1,116	25,105
Customer relationships / backlog	8 years	4,681	728	3,953	4,779	263	4,516
Other unallocated intangibles	10 years	6,831	86	6,745	—	—	—

		$49,834	$5,591	$44,243	$42,123	$3,250	$38,873

Amortization expense for the nine months ended March 31, 2005 was approximately $2.8 million. At March 31, 2005, estimated future amortization expense is as follows (in thousands):

Fiscal Year	Amortization expense
Remaining 3 months of 2005	$919
2006	3,667
2007	3,645
2008	3,499
2009	3,154
2010	3,011
2011 and thereafter	26,348

Total	$44,243

Stock-Based Compensation

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

In accordance with the intrinsic value method, no compensation cost has been recognized for our stock option grants to employees in the accompanying financial statements. If the fair value-based method had been applied in measuring stock compensation expense under SFAS No. 123, as amended by SFAS No. 148, the pro forma effect on net earnings and net earnings per share would have been as follows (in thousands, except per share amounts):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net (loss) earnings as reported	$(2,928)	$3,441	$840	$7,768
Deduct: Stock based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(1,342)	(730)	(3,082)	(1,751)

Pro forma net (loss) earnings	$(4,270)	$2,711	$(2,242)	$6,017

(Loss) earnings per common share
As reported	$(0.18)	$0.24	$0.05	$0.53
Pro forma	(0.26)	0.19	(0.14)	0.41
Diluted (loss) earnings per share
As reported	$(0.18)	$0.23	$0.05	$0.52
Pro forma	(0.26)	0.18	(0.14)	0.40

As noted previously, SFAS 123R is effective beginning in fiscal 2006. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. Upon adoption, prior periods may be, but are not required to be, restated. We expect that the adoption of SFAS 123R will have an adverse impact on our net (loss) earnings and net (loss) earnings per share. Though we have not completed evaluation of the effect that SFAS 123R will have on our financial statements, we currently expect the impact of the adoption of SFAS 123R to be consistent with the pro forma effect on net (loss) earnings and net (loss) earnings per share as represented above.

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

Stock options and rights to purchase a total of 1,951,555 shares that were outstanding for the nine months ended March 31, 2005, were not included in diluted earnings per common share because to do so would have been anti-dilutive. No potential common shares have been included in the calculation of diluted earnings per share for the three months ended March 31, 2005, because we incurred a loss for this period. Stock options and rights to purchase a total of 965,256 and 1,283,822 shares that were outstanding for the three and nine months ended March 31, 2004 were not included in diluted earnings per common share because to do so would have been anti-dilutive. The following table reconciles the numerator and denominator used in calculating earnings per common share and earnings per common share-assuming dilution.

	Three months ended March 31,
	2005			2004
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
(Loss) earnings per common share	$(2,928,000)	16,276,323	$(0.18)	$3,441,000	14,626,245	$0.24
Income available to common shareholders
Effect of dilutive securities (Treasury stock method)	—	—	—	—	543,353	(0.01)

(Loss) earnings per common share assuming dilution
Income available to common shareholders, assuming dilution	$(2,928,000)	16,276,323	$(0.18)	$3,441,000	15,169,598	$0.23

	Nine months ended March 31,
	2005			2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share	$840,000	16,215,620	$0.05	$7,768,000	14,584,116	$0.53
Income available to common shareholders
Effect of dilutive securities (Treasury stock method)	—	374,114	—	—	485,362	(0.01)

Earnings per common share assuming dilution
Income available to common shareholders, assuming dilution	$840,000	16,589,734	$0.05	$7,768,000	15,069,478	$0.52

Comprehensive Income

Comprehensive income is computed as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net income (loss)	$(2,928)	$3,441	$840	$7,768
Foreign currency translation adjustments	(1,102)	258	1,557	1,924
Unrealized gain on marketable securities available for sale	—	(198)	—	563
Change in the fair value of derivative instruments	—	12	—	64

Comprehensive income (loss)	$(4,030)	$3,513	$2,397	$10,319

Contingencies

In March 2000, certain individuals filed a class action suit in Los Angeles Superior Court naming our Rapiscan Security Products (U.S.A.), Inc. (“Rapiscan”) subsidiary and others as defendants. The named plaintiffs are the wives of men incarcerated in California prisons. The plaintiffs allege that while attempting to visit their husbands in prison, as a condition to such visits, prison personnel have subjected them, and other members of the putative class, to scans by Rapiscan’s Secure 1000 product, as well as strip searches, and body cavity searches, all of which plaintiffs allege to have been illegal searches that have caused them emotional injuries. The other defendants in the action include the State of California, the California Department of Corrections, its Director and other Department of Corrections personnel. The complaint asserts, among other things, that these types of searches are illegal and intrusive and have caused emotional injury to the plaintiffs. In addition to alleging that we are responsible for illegal searches conducted by prison personnel, the complaint alleges that we were negligent in various respects. Plaintiffs seek general, special and punitive damages in unspecified amounts and declaratory relief against illegal searches. We believe that these claims against us have no merit and we intend to vigorously defend this suit.

In November 2002, L-3 Communications Corporation (“L-3”) brought suit against us for a declaratory judgment that L-3 had not breached its obligations to us concerning the acquisition of PerkinElmer’s, Security Detection Systems Business. In February 2003, we answered and asserted counterclaims against L-3 for, among other things, fraud, breach of fiduciary duty, breach of contract and failure to negotiate in good faith. In March 2003, L-3 amended its complaint and asserted claims against us for breach of contract, failure to negotiate in good faith, and tortious interference. In its amended complaint, L-3 requested both a declaratory judgment that it had fulfilled its obligations and an award of damages for an unspecified amount. In March 2005, the court in this action ruled that as a matter of law, L-3 owed us a fiduciary duty. These actions are pending in the District Court for the Southern District of New York.

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

In February 2005, Electromedical, a Greek distribution company, filed an action in the courts of Greece claiming that Spacelabs orally agreed to appoint Electromedical as Spacelabs’ exclusive Greek distributor, but failed to do so. Electromedical claims that it incurred significant expenses as a result of Spacelabs’ actions, and demands Euro 872,414 compensation.

In accordance with SFAS No. 5, Accounting for Contingencies, we have not accrued for a loss contingencies relating to the above matters because we believe that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to us, their impact on our results of operations, financial position and/or liquidity could be material

In August 2004, the former president of our subsidiary, Spacelabs Medical, submitted an arbitration claim alleging breach of a retention and severance agreement seeking approximately $1.5 million and punitive damages. The claim is currently pending before the CPR Institute for Dispute Resolution in Chicago, Illinois. If the arbitrator determines that the former president is entitled to indemnification, we believe that the amount of the Company’s indemnity obligation would be significantly less than $1.5 million. We have accrued certain amounts with respect to this matter in accordance with SFAS No. 5, Accounting for Contingencies.

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

The changes in warranty provisions were as follows (in thousands):

	Three months ended, March 31,		Nine months ended, March 31,
	2005	2004	2005	2004
Balance as of beginning of period	$8,680	$2,410	$9,190	$2,782
Additions	712	4,048	3,521	4,987
Reductions for warranty repair costs	(1,079)	(857)	(4,398)	(2,168)

Balance as of end of period	$8,313	$5,601	$8,313	$5,601

Retirement Benefit Plans

We maintain a defined benefit plan for certain employees located in the U.K. The benefits under this plan are based on years of service and the employees’ highest 12 months’ compensation during the last five years of employment. The net periodic expense for this defined benefits plan consists of (in thousands):

	Three months ended, March 31,		Nine months ended, March 31,
	2005	2004	2005	2004
Service cost	$16	$15	$48	$43
Interest cost	50	42	145	118
Expectated return on plan assets	(27)	(22)	(80)	(62)
Settlement cost	—	52	—	148
Amortization of net loss	29	36	87	117

Net periodic pension expense	$68	$123	$200	$364

For the three months and nine months ended March 31, 2005, we made a contribution of $74,400 and $186,500 to this pension plan. We presently anticipate contributing an additional $79,500 to fund this pension plan during the three-month period ending June 30, 2005, for a fiscal year total of $266,000.

Segment Information

We have adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). We have reflected the provisions of SFAS No. 131 in the accompanying financial statements for all periods presented. We operate in three identifiable industry segments, (a) security and inspection systems (“Security Group”), (b) medical monitoring, imaging, and related systems (“Healthcare Group”), and (c) optoelectronic devices and value-added subsystems (“Optoelectronics and Manufacturing Group”). We also have a corporate segment (“Corporate”) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances and legal, audit and other professional service fees not allocated to product segments. Both the Security Group and the Healthcare Group comprise primarily end-product businesses whereas the businesses of the Optoelectronics and Manufacturing Group primarily supply components and subsystems to original equipment manufacturers including to businesses of the Security Group and Healthcare Group through inter-company sales. All inter-company sales are eliminated in consolidation.

The following tables present the operations and identifiable assets by product segment (in thousands):

Three months ended March 31, 2005

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Total
External customer revenue (1)	$29,037	$47,793	$17,323	$—	$—		$94,153
Revenue between product segments	—	—	5,042	—	(5,042)		—

Total revenue	$29,037	$47,793	$22,365	$—	$(5,042)		$94,153

Income (loss) from operations (2)	$(4,109)	$873	$1,955	$(3,259)	$(41	)(3)	$(4,581)

Identifiable assets	$150,852	$126,595	$53,301	$17,236	$(2,721	)(4)	$345,263

Three months ended March 31, 2004

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Total
External customer revenue	$33,694	$8,647	$19,190	$—	$—		$61,531
Revenue between product segments	—	—	4,256	—	(4,256)		—

Total revenue	$33,694	$8,647	$23,446	$—	$(4,256)		$61,531

Income (loss) from operations	$3,457	$(8)	$2,736	$(2,355)	$(218	)(3)	$3,612

Identifiable assets	$124,818	$86,768	$45,513	$17,754	$(1,614	)(4)	$273,239

(1)	The increase in external customer revenue for the Healthcare Group, for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, was primarily attributable to the inclusion of Spacelabs Medical, a business which we acquired on March 19, 2004. The external customer revenue for the three months ended March 31, 2004, includes Spacelabs Medical revenue from March 19, 2004 through March 31, 2004.

(2)	The loss from operations for the Security Group for the three months ended March 31, 2005 as compared to operating income for the three months ended March 31, 2004, was partially due to the establishment of a $2.5 million bad debt reserve for an international Cargo and Vehicle Inspection receivable. The increase in income from operations for the Healthcare Group, for the three months ended March 31, 2005, as compared to an operating loss for the three months ended March 31, 2004, was primarily attributable to the inclusion of Spacelabs Medical. The Healthcare Group income from operations for the three months ended March 31, 2005, includes $288 of retention bonuses for key Spacelabs Medical personnel that were funded by GE Medical Systems at the time of our acquisition of Spacelabs Medical. It also includes $349 of amortization of intangible and depreciation of other fixed assets recorded in connection with the Spacelabs Medical acquisition.

(3)	This adjustment represents the change in the elimination entry for profit in ending inventory.

(4)	Eliminations of the identifiable assets primarily reflect the elimination of inter-company inventory profit not yet realized. These profits will be realized when inventory is shipped to the Security Group or Healthcare Group external customers.

Nine months ended March 31, 2005

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Total
External customer revenue (1)	$91,017	$144,597	$48,714	$—	$—		$284,328
Revenue between product segments	—	—	14,959	—	(14,959)		—

Total revenue	$91,017	$144,597	$63,673	$—	$(14,959)		$284,328

Income (loss) from operations (2)	$(3,033)	$5,972	$5,645	$(7,685)	$(458	)(4)	$441

Identifiable assets	$150,852	$126,595	$53,301	$17,236	$(2,721	)(5)	$345,263

Nine months ended March 31, 2004

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Total
External customer revenue	$86,428	$15,270	$49,573	$—	$—		$151,271
Revenue between product segments	—	—	11,432	—	(11,432)		—

Total revenue	$86,428	$15,270	$61,005	$—	$(11,432)		$151,271

Income (loss) from operations (3)	$8,962	$(802)	$6,813	$(5,003)	$(376	)(4)	$9,594

Identifiable assets	$124,818	$86,768	$45,513	$17,754	$(1,614	)(5)	$273,239

(1)	The increase in external customer revenue for the Healthcare Group, for the nine months ended March 31, 2005, as compared to the nine months ended March 31, 2004, was primarily attributable to the inclusion of Spacelabs Medical, a business we acquired on March 19, 2004. The external customer revenue for the nine months ended March 31, 2004, includes Spacelabs Medical revenue from March 19, 2004 through March 31, 2004.

(2)	The loss from operations for the Security Group for the nine months ended March 31, 2005, as compared to an operating income for the nine months ended March 31, 2004, was partially due to the establishment of a $2.5 million bad debt reserve for an international Cargo and Vehicle Inspection receivable. The increase in income from operations for the Healthcare Group, for the nine months ended March 31, 2005, as compared to an operating loss for the nine months ended March 31, 2004, was primarily attributable to the inclusion of Spacelabs Medical. The Healthcare Group for the nine months ended March 31, 2005, includes $1,386 of retention bonuses for key Spacelabs Medical personnel that were funded by GE Medical Systems at the time of our acquisition of Spacelabs Medical. It also includes $1,057 of amortization of intangible and depreciation of other fixed assets recorded in connection with the Spacelabs Medical acquisition.

(3)	For the nine months ended March 31, 2004, total restructuring charges of $1,061 have been recorded for the Healthcare Group and the Optoelectronics and Manufacturing Group. They consist primarily of a $993 write-off of equipment and leasehold improvements that were abandoned during the three month period ended September 30, 2003, and charges related to the cleanup of a vacated facility of $60. The total amount charged to the Healthcare Group was $102. The total amount charged to the Optoelectronics and Manufacturing Group was $959.

(4)	This adjustment represents the change in the elimination entry for profit in ending inventory.

(5)	Eliminations of the identifiable assets primarily reflect the elimination of inter-company inventory profit not yet realized. These profits will be realized when inventory is shipped to the eventual Security Group or Healthcare Group external customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The discussions in this report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Statements in this report that are forward-looking are based on current expectations and actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties including, but not limited to, the possibility that the demand for our products may decline as a result of possible changes in general and industry specific economic conditions, the effects of competitive pricing and such other risks and uncertainties as are described in this report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. All forward-looking statements speak only as of the date made, and we undertake no obligation to update these forward-looking statements.

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

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended June 30, 2004, previously filed by us with the Securities and Exchange Commission.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Item 1 – “Consolidated Financial Statements – Notes to Consolidated Financial Statements.”

Executive Summary

Our revenues for the three months ended March 31, 2005, were $94.2 million compared to $61.5 million for the three months ended March 31, 2004, an increase of 53%. This increase was primarily attributable to the inclusion of Spacelabs Medical, a business we acquired on March 19, 2004. Revenues for the Security Group were $29.0 million, or 31% of total revenues. Revenues for the Healthcare Group were $47.8 million, or 51% of total revenues. Revenues for the Optoelectronics and Manufacturing Group were $17.3 million, or 18% of total revenues. In addition, the Optoelectronics and Manufacturing Group had $5.0 million of inter-company sales to the Security and Healthcare Groups which were eliminated in consolidation.

Net loss for the three months ended March 31, 2005, was $2.9 million compared to net income of $3.4 million in the comparable prior-year period. Loss per share was $0.18 for the three months ended March 31, 2005, compared to earnings per diluted share of $0.23 for the three months ended March 31, 2004. Earnings per diluted share were $0.05 for the nine months ended March 31, 2005, compared to $0.52 for the nine months ended March 31, 2004.

The revenues of the Security Group decreased for the three months ended March 31, 2005 as compared to the prior-year period. The decrease was primarily attributable to the decrease in Cargo and Vehicle

Inspection product line revenues. Of the Security Group’s $29.0 million in revenues for the three months ended March 31, 2005, $24.3 million were attributable to the sale of Baggage and Parcel Inspection and People Screening product lines and $4.7 million were attributable to Cargo and Vehicle Inspection product line revenues. This compares to revenues for the three months ended March 31, 2004 of $33.7 million of which $23.5 million were attributable to the Baggage and Parcel Inspection and People Screening product lines and $10.2 million were attributable to the Cargo and Vehicle Inspection product line. Though the Baggage and Parcel Inspection and the People Screening businesses remain positive, the Cargo and Vehicle Inspection product line experienced a significant decline in revenues and margin due to the absence of large cargo contracts with the U.S. Government which existed in the third quarter of last year. In addition, we established a bad debt reserve of approximately $2.5 million for an international Cargo and Vehicle Inspection receivable. Due to our strong belief in the opportunity that exists in the marketplace, we continue to invest in research and development for the Cargo and Vehicle Inspection product line and for our automated Hold Baggage Screening product line. The Cargo and Vehicle Inspection market, while presenting significant long-term opportunity for us, is likely to demonstrate profit levels lower than our other Security Group product lines in the short-term since current projects are primarily developmental programs, consisting of first-of-its-kind projects, or developmental grants with low margins and large amounts of up-front engineering costs.

Revenues for the Healthcare Group increased substantially in the quarter ended March 31, 2005, as compared to the comparable prior-year period. This was primarily due to the acquisition of Spacelabs Medical which we acquired on March 19, 2004, and to the acquisition of Blease on February 8, 2005. For the three months ended March 31, 2005, these acquisitions contributed $43.3 million to our revenues, and the remaining Healthcare Group companies had revenues of $4.5 million. The revenues for the Healthcare Group in the quarter ended March 31, 2004, were $8.6 million which consisted of $5.5 million from the operations of Spacelabs Medical and $3.1 million from the remaining companies within the Healthcare Group. The pulse oximetry business of our Dolphin Medical, Inc. subsidiary, also contributed to the growth in Healthcare Group revenues. In the three months ended March 31, 2005, we confirmed our long term commitment to the Healthcare market with the acquisition of Blease. Blease will work closely with our Spacelabs subsidiary to develop and market a suite of products and applications focused on the critical care and perioperative markets.

External sales by our Optoelectronics and Manufacturing Group softened during the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004, mainly due to lower sales of printed circuit boards. In addition, the Optoelectronics and Manufacturing Group supplies components and sub-assemblies to our Healthcare and Security Groups. The inter-company sales from our Optoelectronics and Manufacturing Group for the quarter and nine months ended March 31, 2005, increased as compared to the prior-year periods due to an increase in sales to the Healthcare Group.

The following financial ratios table reflects certain consolidated statement of operations data as a percentage of revenues for the periods presented.

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.8%	68.2%	63.6%	69.1%

Gross profit	35.2%	31.8%	36.4%	30.9%
Selling, general and administrative	32.0%	20.2%	28.3%	18.6%
Research and development	7.8%	5.8%	7.4%	5.3%
Restructuring charge	0.0%	0.0%	0.0%	0.7%
Management retention bonuses	0.3%	0.0%	0.5%	0.0%

Operating Income	(4.9)%	5.9%	0.2%	6.3%

Results of Operations

Revenues – Total revenues for the three months ended March 31, 2005, increased by $32.7 million, or 53%, to $94.2 million from $61.5 million for the comparable prior-year period. For the nine months ended March 31, 2005, revenues increased by $133.0 million, or 88%, to $284.3 million from $151.3 million for the comparable prior-year period.

Revenues for the Security Group for the three months ended March 31, 2005 decreased by $4.7 million, or 14%, to $29.0 million from $33.7 million for the comparable prior-year period. The decrease was attributable primarily to a decrease in domestic and international sales in our Cargo and Vehicle Inspection product line partially offset by higher sales in our People Screening business. Revenues for the Security Group for the nine-month period ended March 31, 2005 increased by $4.6 million, or 5% to $91.0 million, from $86.4 million for the comparable prior-year period. The increase was attributable primarily to increases in international sales of Cargo and Vehicle Inspection systems.

Revenues for the Healthcare Group for the three month period ended March 31, 2005 increased by $39.2 million or 453% to $47.8 million, from $8.6 million for the comparable prior-year period. Revenues for the Healthcare Group for the nine month period ended March 31, 2005 increased by $129.3 million or 847%, to $144.6 million from $15.3 million for the comparable prior-year period. The increase was primarily attributable to the inclusion of the revenues of Spacelabs Medical, a company we acquired on March 19, 2004. The increase was also attributable to the inclusion of the revenues of Blease, a company we acquired on February 8, 2005, and to organic growth in our pulse oximetry business.

Revenues for the Optoelectronics and Manufacturing Group for the three months ended March 31, 2005 decreased by $1.9 million, or 10%, to $17.3 million from $19.2 million for the comparable prior-year period, primarily as a result of lower sales of printed circuit boards. Revenues for the Optoelectronics and Manufacturing Group for the nine month period ended March 31, 2005 decreased by $900,000, or 2%, to $48.7 million, from $49.6 millions for the comparable prior-year period, as a result of lower sales of defense optoelectronics. The decrease was partially offset by the inclusion of the revenues of OSI Electronics, Inc. (a subsidiary operating manufacturing services assets that we acquired in October, 2003) and the revenues of OSI Laserscan (a business we began to operate in November 2003 after acquiring substantially all of the toll and traffic management assets of Schwartz Electro-Optics, Inc.).

Gross Profit – Gross profit consists of revenues less cost of goods sold. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $13.6 million, or 70%, to $33.2 million for the three months ended March 31, 2005, from $19.6 million for the comparable prior-year period. As a percentage of revenues, gross profit (gross margin percentage) increased in the three months ended March 31, 2005, to 35.2% from 31.8% in the comparable prior-year period. The increase in gross profit as a percentage of revenues, or gross margin, in the three months ended March 31, 2005, over the prior-year period, was primarily attributable to the inclusion of sales of Spacelabs Medical products, which have a higher gross margin and also have higher sales, general and administrative expenses and research and development expenses as a percentage of revenues compared to our other products. This increase was partially offset by the negative impact on margins of current projects in the Cargo and Vehicle Inspection product line sold by the Security Group, consisting of either first-of-a-kind projects, with new technologies, or development grants with minimal margins and large up-front engineering costs which cause the Cargo and Vehicle Inspection product line to carry lower margins than our other product lines.

For the nine months ended March 31, 2005, gross profit increased by $56.7 million, or 121%, to $103.4 million from $46.7 million in the comparable prior-year period. As a percentage of revenues, gross profit increased in the nine months ended March 31, 2005, to 36.4%, from 30.9% in the comparable prior-year period. The increase in gross profit as a percentage of revenues, or gross margin, was primarily attributable to the inclusion of Spacelabs Medical products, which have a higher gross margin and also have higher sales, general and administrative expenses and research and development expenses as a percentage of revenue compared to our other products. The increase was partially offset by the negative impact on margins of current projects in the Cargo and Vehicle Inspection product line sold by the Security Group, consisting of either first-of-a-kind projects, with new technologies, or development grants with minimal margins and large up-front engineering costs which cause the Cargo and Vehicle Inspection product line to carry lower margins than our other product lines. The increase was also partially offset by lower sales of defense optoelectronics.

Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consisted primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the three months ended March 31, 2005, such expenses increased by $17.8 million, or 143%, to $30.2 million from $12.4 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses increased in the three months ended March 31, 2005, to 32.0% from 20.2% for the comparable prior-year period. The increase in SG&A expenses for the three months ended March 31, 2005, over the prior-year period was attributable to the inclusion of SG&A expenses from our acquisitions of Spacelabs Medical and Blease, totaling $12.7 million, the establishment of a bad debt reserve of approximately $2.5 million for an international Cargo and Vehicle Inspection receivable and to increased sales and marketing efforts in the Security Group aimed at the Cargo and Vehicle Inspection and Hold Baggage Screening markets and $700,000 higher audit and professional fees primarily attributable to Sarbanes-Oxley implementation expenses and continued SAIC related litigation costs. For the nine months ended March 31, 2005, SG&A expenses increased by $52.5 million, or 186%, to $80.6 million from $28.1 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses increased in the nine months ended March 31, 2005 to 28.3% from 18.6% in the comparable period last year. The increase in SG&A expenses for the nine months ended March 31, 2005 over the prior-year period was primarily attributable to the inclusion of SG&A expenses from the acquisitions of Spacelabs Medical, Blease, Advanced Research & Applications Corp., and OSI Laserscan aggregating to $42.2 million, increased sales and marketing efforts in the Security Group aimed at the Cargo and Vehicle Inspection and Hold Baggage Screening markets, the establishment of a bad debt reserve of $2.5 million for an international Cargo and Vehicle Inspection receivable and to $1.1 million higher audit and professional fees primarily attributable to Sarbanes-Oxley implementation expenses and continued SAIC related litigation costs and was offset in part by net foreign currency gains of approximately $653,000.

Research and Development – Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended March 31, 2005, such expenses increased by $3.8 million, or 106%, to $7.3 million from $3.5 million for the comparable prior-year period. For the nine months ended March 31, 2005, such expenses increased by $13.0 million, or 165%, to $21.0 million from $8.0 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 7.8% in the three months ended March 31, 2005, compared to 5.8% in the comparable period last year. For the nine months ended March 31, 2005, research and development expenses were 7.4% of revenues compared to 5.3% last year. The increase in research and development expenses for the three and nine month periods ending March 31, 2005 was primarily due to increased research and development spending related to the development of Cargo and Vehicle inspection and Hold Baggage Screening systems of $900,000 for the three months ended March 31, 2005 and $2.0 million for the nine months ended March 31, 2005 and due to the inclusion of the research and development spending from our acquisitions of Spacelabs Medical and Blease and OSI Laserscan. These acquisitions accounted for an increase of $3.2 million in the three months ended March 31, 2005 and an increase of $10.0 million for the nine months ended March 31, 2005 compared to the comparable year ago periods.

Management retention bonus - On March 19, 2004, we completed the acquisition of Spacelabs Medical from Instrumentarium Corporation. As a result of our acquisition of Spacelabs Medical from Instrumentarium Corporation, we assumed management retention bonus agreements for key personnel of Spacelabs Medical, which could amount to $5.5 million. These retention bonuses vest over a two year period beginning either October 2003 or March 2004. We have accrued $288,000 in the three months ended March 31, 2005 and $1.4 million in the nine months ended March 31, 2005, for these bonuses, bringing the total accrual to $4.4 million as of March 31, 2005 of which $2.0 million relates to the period prior to the acquisition of Spacelabs Medical. In the three months ended March 31, 2005, there was a payment of $65,000 bringing the total payments to $2.6 million. As of March 31, 2005, a balance of $1.8 million management retention bonus payable was included in our accrued expenses and current liabilities.

Income from Operations – For the three months ended March 31, 2005, loss from operations was $4.6 million as compared to income from operations of $3.6 million for the comparable prior-year period. For the nine months ended March 31, 2005, income from operations was $441,000, compared to $9.6 million for the comparable prior-year period.

Loss from operations for the Security Group was $4.1 million for the three months ended March 31, 2005, compared to income from operations of $3.5 million for the comparable prior-year period. The decrease in operating results for the Security Group was primarily attributable to lower revenue and lower margins in the Cargo and Vehicle Inspection product lines. In addition, the establishment of a bad debt reserve of approximately $2.5 million for an international Cargo and Vehicle Inspection receivable and increased sales and marketing efforts aimed at the Cargo and Vehicle Inspection and Hold Baggage Screening markets and increased research and development spending for the development of Cargo and Vehicle Inspection and Hold Baggage Screening systems also negatively impacted our operating results. Loss from operations for the Security Group was $3.0 million for the nine months ended March 31, 2005, compared to operating income of $9.0 million for the comparable prior-year period. The decrease in operating results for the Security Group was primarily attributable to lower margins in the Cargo and Vehicle Inspection product line, the establishment of a bad debt reserve of approximately $2.5 million for an international Cargo and Vehicle Inspection receivable, increased sales and marketing efforts aimed at the Cargo and Vehicle Inspection and Hold Baggage Screening markets and increased research and development spending for development of Cargo and Vehicle Inspection and Hold Baggage Screening systems.

Income from operations for the Healthcare Group was $873,000 for the three months ended March 31, 2005, as compared to loss from operations of $8,000 in the prior-year period. Income from operations for the nine months ended March 31, 2005 was $6.0 million, compared to a loss of $802,000 for the comparable prior-year period. The increase in the Healthcare Group’s income from operations was primarily attributable to the inclusion of Spacelabs Medical, a business we acquired on March 19, 2005.

Income from operations for the Optoelectronics and Manufacturing Group was $2.0 million for the three months ended March 31, 2005 as compared to $2.7 million for the prior-year period. This decrease was partially due to lower sales of printed circuit boards. Income from operations for the nine months ended March 31, 2005 was $5.6 million, compared to $6.8 million for the comparable prior-year period. This decrease was primarily due to lower sales of defense electronics, partially offset by the impact of restructuring charges that occurred during the nine months ended March 31, 2004.

Our loss from operations was also impacted by the increase in Corporate expenses. For the three months ended March 31, 2005, Corporate expenses were $3.3 million as compared to $2.4 million for the prior-year period. For the nine months ended March 31, 2005, Corporate expenses were $7.7 million as compared to $5.0 million for the prior-year period. This increase in Corporate expenses was mainly due to higher spending in the areas of increased headcount, continued SAIC related litigation costs, audit and Sarbanes-Oxley implementation.

Interest Income – For the three months ended March 31, 2005, we earned interest income of $27,000 compared to $209,000 for the comparable prior-year period. For the nine months ended March 31, 2005, we earned interest income of $217,000 compared to $820,000 for the comparable prior-year period. The decrease in interest income for the three and nine months ended March 31, 2005 was due to the decrease in interest earning deposits in the current year compared to the same periods in the prior-year.

Interest Expense – For the three months ended March 31, 2005, our interest expense was $153,000 compared to $65,000 for the comparable prior-year period. For the nine months ended March 31, 2005,

our interest expense was $306,000 compared to $232,000 for the comparable prior-year period. The increase in expense stems primarily from an increase in borrowings in the current year compared to the same periods in the prior year.

Impairment of Equity Investment – In June 2004, Quadramed, a publicly traded company, purchased for cash and unrestricted shares of Quadramed, our stock in Tempus, a privately held software company whose shares we had acquired in connection with our acquisition of Spacelabs Medical. As of March 31, 2005, the fair value of our Quadramed shares had decreased based on the market price of Quadramed shares. Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity”, we have concluded that an other-than-temporary decline in value had occurred, and we have recorded an $182,000 realized loss for the three month and nine month periods ended March 31, 2005. In the nine months ended March 31, 2004, we recognized an other-than-temporary impairment in the market value of Imagis Technologies (“Imagis”) common stock that we own and recognized a pre-tax charge of $247,000 in our statements of operations. In July 2002, we purchased from Imagis 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), and 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share, and certain ancillary rights, for an aggregate purchase price of $1.75 million. Imagis develops facial recognition software for security applications. We have designated the investment as available-for-sale. For the nine months ended March 31, 2004, based on the continued trading of Imagis common stock below our original purchase price for a prolonged period of time, we recognized an other-than-temporary impairment in the market value of this investment in our income statement. The investment continues to be included under “Other Assets” in the accompanying consolidated financial statements. Through March 31, 2005, we have written down the value of this investment by a cumulative total of $1.7 million.

Provision for Income Taxes – For the three months ended March 31, 2005, we recorded a tax benefit of $2.0 million as compared to a tax provision of $739,000 for the comparable prior-year period. For the nine months ended March 31, 2005, we recorded a tax benefit of $602,000 as compared to a tax provision of $2.5 million for the comparable prior-year period. Included in the tax benefit for the three months and nine months of fiscal 2005 was a tax benefit of $626,000 due to a favorable determination of a tax contingency. In addition, our effective tax rate is dependent on the mix of income/loss from U.S. and foreign locations due to tax rate differences between countries.

Net Income – For the reasons outlined above, we had a net loss of $2.9 million for the three months ended March 31, 2005, compared to net income of $3.4 million for the three months ended March 31, 2004, and net income of $840,000 for the nine months ended March 31, 2005 compared to $ 7.8 million for the comparable period last year.

Liquidity and Capital Resources

Cash and equivalents as of March 31, 2005 were $12.7 million, a decrease of $27.2 million from $39.9 million as of June 30, 2004.

Net cash used in operating activities was $13.6 million for the nine months ended March 31, 2005. The amount of net cash used by operations was primarily attributable to an increase in inventory and accounts receivable due to the timing of product shipments an increase in income taxes receivable and a reduction in income taxes payable, advances from customers and other accrued expenses and current liabilities. Cash used in operating activities was offset in part by an increase in accounts payable as well as a decrease in other receivables.

Net cash used in investing activities was $27.1 million for the nine months ended March 31, 2005. The amount was primarily used to purchase property and equipment of $14.1 million and for cash paid for business acquisitions, net of cash acquired of $11.0 million. The increase in property and equipment was primarily attributable to our purchase of a manufacturing and office facility of approximately 59,000 square feet located in Horley, England, which we acquired in January 2005 and to property and equipment purchases in Spacelabs Medical. We acquired the property in Horley, England for the purpose of co-locating certain of our Rapiscan Systems UK and Spacelabs Medical UK operations in a single location. Cash paid for business acquisitions was primarily attributable to the acquisition of Blease on February 8, 2005 for a total consideration of $9.3 million, net of cash acquired, and to the payment made in July 2004 related to the increase in our investment in CXR Limited by $1.4 million Net cash used in investing activities was also a result of $2.0 million increase in intangible assets attributable to the addition of $1.0 million of capitalized software development in the Security Group

Net cash provided by financing activities was $12.0 million for the nine months ended March 31, 2005. This primarily reflects the $5.1 million cash proceeds from the term debt to support the purchase of a manufacturing and office facility of approximately 59,000 square feet located in Horley, England and the net proceeds from bank lines of credit of $6.7 million mainly due to borrowings from our credit agreement with a U.S. bank. Net cash generated in financing activities included $2.0 million we received when Spacelabs Medical amended their two building leases located in Issaquah, Washington. The amendments extended the lease terms by approximately 2 years until December 2014 and eliminated our option to terminate these leases early. Such amounts received were recorded as deferred income and are amortized over the remaining terms of the leases. Net cash generated also reflects the $1.8 million of cash proceeds from exercise of employee stock options and was partially offset by the purchase of treasury stock of $1.6 million made in September 2004 and the repayment of the remaining $1.8 million balance that was outstanding on our term loan with a U.S. bank.

Our credit agreement with the U.S. bank provides for a $50 million credit facility, consisting of a $20 million cash borrowing revolving line of credit, and also provides for letters of credit, acceptance and foreign exchange facilities. As of March 31, 2005, we were not in compliance with two covenants: one related to the maximum amount of annual permitted capital expenditures and one related to the requirement that the quarterly net income must be $1 or greater. The bank has waived our non-compliance with such covenants. We are currently in negotiations with our lender to amend our existing credit facility and related covenants and we expect our credit facility with the lender will be amended on similar or better terms.

In March 1999, we announced a program under which we could repurchase up to 2,000,000 shares of our common stock. Through March 31, 2004, we had repurchased 1,404,500 shares at an average price of $4.37 per share. In September 2004, we repurchased 107,500 shares of our common stock at an average purchase price of $14.73 per share and our Board of Directors authorized an increase in the number of shares available for repurchase under the stock repurchase program to 1,000,000 shares. As a result, 1,488,000 shares may be repurchased under our program as of March 31, 2005. Since September 2004, we have made no additional repurchases of our common stock. The stock repurchase program did not have a material effect on our liquidity and is not expected to have a material effect on liquidity in subsequent quarters. We retire the treasury shares as they are repurchased and they are disclosed as a reduction in the number of shares of common stock issued and outstanding in the accompanying consolidated financial statements.

We anticipate that current cash balances, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet our working capital, stock repurchase program and capital expenditure needs for the foreseeable future.

Contractual obligations – We have continued to repay our term loan and as of March 31, 2005, the loan balance was fully paid off as compared to a $1.8 million balance as of June 30, 2004. In addition, we have entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in Horley, England that we intend to use in order to co-locate certain of our Security and Healthcare Group operations in the UK. The loan is repayable over a twenty-year period, with a quarterly payment of £34,500 (approximately $62,200 at March 31, 2005). Outstanding borrowings bear interest at 3 months LIBOR plus 1.2% (at March 31, 2005 4.83%) and is payable on a quarterly basis. Of our outstanding balance, $261,000 is due over the next twelve months and the balance of $4.9 million is due over a long term basis.

In March 2004, we completed the acquisition of Spacelabs Medical from Instrumentatium Corporation. As a result of this acquisition, we assumed management retention bonus agreements for key personnel of Spacelabs Medical which could amount to $5.9 million. These retention bonuses vest over two-year periods beginning either October 2003 or March 19, 2004. During the three months ended March 31, 2005, we revised our estimate of the retention bonuses obligation by $261,000, which had the effect of reducing the amount of expense recognized during the quarter. Therefore, the management retention plan is now expected to amount to up to $5.5million. As of March 31, 2005, a balance of $1.8 million management retention bonus payable was included in our accrued expenses and other current liabilities.

In the quarter ended March 31, 2005, we continued to commit to enter into new leases associated with the master lease agreement entered into with Dell Financial Services in the quarter ended December 31, 2004. This lease agreement was for us to lease computer equipment over a period of 36 months. Such lease agreements have been recorded as capital leases. This agreement permits us to lease up to $1.0 million in equipment. As of March 31, 2005 we have committed to a total of approximately $700,000 of equipment under this agreement and do not currently expect to commit to any additional leases of equipment.

In November 2004, we entered into an agreement with an OEM manufacturer to design and manufacture a patient monitor for our Spacelabs Medical subsidiary. The agreement specifies that we will buy a minimum number of monitors from the manufacturer during each year of the contract at a fixed price. We may provide 12 months notice to terminate the agreement without cause after the second year of the contract. Given this termination clause, our minimum purchase commitment under this agreement is three years of purchases, which totals approximately $8.9 million. We expect to take delivery on the first units under this contract within the 2006 fiscal year.

Factors That May Affect Operations Results

Information concerning factors that may affect our operating results is contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2004.

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

Foreign Currency Translation – The accounts of our operations in each of the following countries are maintained in the following currencies: Singapore (Singapore dollars), Malaysia (Malaysian ringgits), England (UK pounds sterling), Austria, Finland, France, Germany, Greece and Italy (euros), Norway (Norwegian kroners), India (Indian rupees) and Canada (Canadian dollars). We translate foreign currency financial statements into US dollars at current rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder’s equity. Net foreign currency transaction gains of approximately $653,000 were included in income for the nine months ended March 31, 2005, and losses of approximately $133,000 were included in the comparable prior year period.

Our use of derivatives consists of foreign exchange contracts used to manage foreign exchange risks, along with interest rate swaps on a variable interest rate term loan used to manage interest rate risks. We purchase foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and foreign currency denominated accounts receivable and do not use the contracts for trading purposes. No foreign exchange contracts were outstanding as of March 31, 2005.

Importance of International Markets – International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, wars, and political instability. In addition, the outbreak of infectious diseases such as the outbreak of the SARS virus represents a potential risk to our ability to complete projects on schedule and to gain new project awards, due to travel constraints to and from the affected areas.

As a result of monetary policies in Malaysia, including the pegging of the Malaysian ringgit to the US dollar, we believe that our foreign currency exposure in Malaysia will not be significant in the foreseeable future. We perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing with local currencies in our foreign business transactions, we are at risk with respect to foreign currency fluctuations.

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

In February 2001 and August 2001 we entered into interest rate swaps. The purpose of the swaps was to convert a portion of our variable interest rate debt into a fixed rate liability. As of March 31, 2005, all of our interest rate swaps had expired.

Inflation – We do not believe that inflation has had a material impact on our consolidated statements of operations for the three months and nine months ended March 31, 2005.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, the end of the period covered by this report, management including our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized, and filed or submitted on a timely basis. They have concluded, based on their evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2005, we identified a material weakness in internal controls over financial reporting after we completed the implementation of enterprise resource planning software at our Rapiscan UK subsidiary.

As a result of the system implementation, certain difficulties arose which prevented the accurate generation of an inventory detail listing and certain other reports. In addition, certain account reconciliations were not completed as of December 31, 2004. Subsequent to quarter end, we undertook procedures to verify the accuracy of inventory and certain other account balances in the general ledger as of December 31, 2004, including a detail roll-forward of inventory activity from a date prior to the system implementation through December 31, 2004, and the subsequent performance of a physical inventory count. Based on the results of our procedures, we believe that the internal control weaknesses described above did not affect the accuracy of the financial statements we filed on Form 10-Q covering such quarter and we have fully remediated the weakness we uncovered.

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

In November 2002, L-3 Communications Corporation (“L-3”) brought suit against us for a declaratory judgment that L-3 had not breached its obligations to us concerning the acquisition of PerkinElmer, Inc’s Security Detection Systems Business. In February 2003, we answered and asserted counterclaims against L-3 for, among other things, fraud, breach of fiduciary duty, breach of contract and failure to negotiate in good faith. In March 2003, L-3 amended its complaint and asserted claims against us for breach of contract, failure to negotiate in good faith, and tortious interference. In its amended complaint, L-3 requested both a declaratory judgment that it had fulfilled its obligations and an award of damages for an unspecified amount. In March 2005, the court in this action ruled that as a matter of law, L-3 owed us a fiduciary duty. These actions are pending in the District Court for the Southern District of New York.

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

In February 2005, Electromedical, a Greek distribution company, filed an action in the courts of Greece claiming that Spacelabs orally agreed to appoint Electromedical as Spacelabs’ exclusive Greek distributor, but failed to do so. Electromedical claims that it incurred significant expenses as a result of Spacelabs’ actions, and demands Euro 872,414 compensation.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 10th day of May 2005.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Anuj Wadhawan
Anuj Wadhawan
Chief Financial Officer