Form 10-K
period 2005-06-30
OSI SYSTEMS INC
filed 2005-09-29
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of December 31, 2004 (the last day of the Registrant’s second quarter of fiscal year 2005), the aggregate market value of the shares of the Registrant’s Common Stock held by non-affiliates was approximately $340,696,169, based on the last sales price of the Registrant’s Common Stock on the NASDAQ National Market on such date. Shares of Common Stock held by each officer and director and by each person who owns more than 5% or more of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of September 23, 2005 was 16,245,224.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders (to be filed subsequently) are incorporated by reference into Part III.

PART I

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable, but those expectations may not prove to be correct. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, in the “Risk Factors That May Affect Operating Results” described in Item 7. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

ITEM 1.	BUSINESS

General

OSI Systems, Inc. and its subsidiaries is a vertically integrated, worldwide provider of security and inspection systems, medical monitoring and anesthesia systems and optoelectronic devices and value-added subsystems. Our company was incorporated in 1987 in California. Our principal office is located at 12525 Chadron Avenue, Hawthorne, California 90250.

We design, manufacture and market security and inspection systems worldwide to end users under the “Rapiscan Systems” brand name. Rapiscan Systems products are used to inspect baggage, cargo, people, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems products fall into four categories: baggage and parcel inspection, cargo and vehicle inspection, hold baggage screening and people screening.

Our medical monitoring and anesthesia systems businesses design, manufacture and market their products worldwide to end users under several brand names. Our medical monitoring systems, network and connectivity solutions, ambulatory blood pressure monitors and related services are sold under the “Spacelabs Medical” brand name. Our anesthesia systems and components are sold under the “Blease” brand name. Our arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools, are sold under the “Dolphin” brand name and our peripheral bone densitometers and ultrasound bone sonometers are sold under the “Osteometer” brand name.

Our optoelectronic devices and value-added subsystems are used in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical diagnostics, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We design and manufacture optoelectronic devices and value-added subsystems worldwide for others through original equipment manufacturer arrangements, as well as for our own security and medical equipment businesses.

In fiscal year 2005, revenues from the sale of security and inspection systems amounted to $123.2 million, or approximately 32% of our revenues. Revenues from the sale of medical monitoring and anesthesia systems amounted to $195.7 million, or approximately 51% of our revenues. Revenues from the sale of optoelectronic devices and value-added subsystems amounted to $66.1 million, or approximately 17% of revenues. Additional information concerning reporting segments is available in Note 13 to our financial statements.

Industry Overview

We sell our security and inspection systems and medical monitoring and anesthesia systems primarily to end-users, while we design and manufacture our optoelectronic devices and value-added subsystems primarily for original equipment manufacturers.

Security and Inspection Systems.    A variety of technologies are currently used worldwide in security and inspection applications, including: computed tomography, transmission and backscatter x-ray, metal detection, trace detection and x-ray, gamma-ray and neutron analysis. We believe that the market for security and inspection products will continue to be affected by the threat of terrorist incidents and by new government mandates and appropriations for security and inspection products in the United States and internationally.

In the 1970s, principally in response to civilian airline hijackings, the United States Government established security standards by setting guidelines for the screening of carry-on baggage for weapons. The United Nations later mandated these standards for adoption by all of its member states. Additionally, since 1998 the United Kingdom Department of Transport has required that its commercial airports deploy systems for 100% screening of international checked baggage. The International Civil Aviation Organization, an organization of 188 member states, has agreed to implement screening of 100% of all checked baggage by January 1, 2006 and the European Civil Aviation Conference, an organization of 41 member states has agreed to implement 100% screening of international checked baggage in the future. To date, the imposition of these and other standards has resulted in the installation of over 10,000 x-ray inspection systems worldwide.

In the United States, largely in response to the explosion of Pan Am Flight 103 in December 1988, Congress enacted the Aviation Security Improvement Act of 1990, which directed the air transportation regulatory authorities to establish and implement strict security measures and to deploy advanced technologies for the detection of explosives. Then, in July 1996, in response to a White House commission report on aviation safety and security, Congress enacted additional legislation appropriating monies for the initial deployment of advanced security and inspection technologies at major airports throughout the country.

The September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners has since led to nation-wide shifts in transportation and facilities security policies. Shortly following these attacks, Congress passed the Aviation and Transportation Security Act and integrated many U.S. security-related agencies, including the Federal Aviation Administration, into the U.S. Department of Homeland Security. Under its directive from Congress, the U.S. Department of Homeland Security has since undertaken numerous projects such as ones designed to distinguish terrorists from benign visitors entering the country, to prevent terrorists from obtaining and trafficking in weapons of mass destruction and their components, to secure sensitive U.S. technologies and to identify and screen high-risk cargo containers before they are loaded onto vessels destined for the U.S., among others. These projects, known, for example, as the America Shield Initiative, the Customs-Trade Partnership Against Terrorism and the U.S. Customs and Border Protection Container Security Initiative, have resulted in an increased demand for security and inspection products both in the United States and other nations.

Projects underway in the United States, such as the U.S. Customs and Border Protection Container Security Initiative and the Customs-Trade Partnership Against Terrorism, have created a ripple effect in other areas of the world because they call on other nations to bolster their port security strategies, including by acquiring or improving their security and inspection equipment. The international market for non-intrusive inspection equipment, therefore, continues to expand as countries that ship goods directly to the United States are required to improve their security infrastructure.

Furthermore, the U.S. Department of Homeland Security’s Science and Technology Directorate has supported the development of new security inspection technologies and products. Our security and inspection systems group participates in a number of such research and development efforts, including projects to develop new radiation and nuclear materials detection, aviation screening and suicide bomber detection technologies. The Science and Technology Directorate has also initiated programs for the development of technologies capable of protecting highways, railways and waterways from terrorist attack.

At the same time, the U.S. Department of Defense has recently established Northern Command in order to integrate many homeland military defense missions that had previously been performed by various branches and departments of the military. Northern Command has since begun to harden U.S. military bases against terrorist attack and has taken on missions to better safeguard locations within the United States that are considered critical infrastructure sites. Both of these activities often demand the purchase of security and inspection technologies. In addition to these homeland protection activities, the U.S. Department of Defense has also begun to invest more heavily in technologies and services that screen would-be attackers before they are able to reach soldiers and private-sector contractors deployed in overseas war zones such as Afghanistan and Iraq as well as other international areas of operation and military bases.

Similar initiatives by international organizations such as the European Union have also resulted in a growing worldwide demand for airline, cargo, port and border inspection technologies. For example, the European Union has mandated that all x-ray inspection systems used in the screening of airline carry-on baggage must, by July 2006, meet certain uniform performance criteria. The European Union is also expected to issue uniform performance standards for people, cargo, mail and parcel and hold baggage screening systems as well as new directives related specifically to maritime security. We anticipate that the promulgation of these new standards will establish performance baselines against which our security and inspection systems group will be able to direct certain of its research and development spending and market its products to customers located in the European Union.

As a result of these and other changes, sales of our security and inspection products have grown as compared to pre-September 11, 2001 levels. Major international projects recently installed or currently underway include system installations in Hong Kong, India, Jamaica, Malaysia, Mexico, Romania, South Korea and Taiwan, among others. These sites contain various cargo inspection product offerings including mobile, fixed and relocatable high-energy x-ray, mobile gamma-ray and hybrid x-ray/thermo neutron analysis scanning systems. We anticipate that there may be growing demand from governments and commercial enterprises for increasingly sophisticated solutions to screening vehicles, trucks, ocean-going cargo, rail cars and air pallet containers.

Medical Monitoring and Anesthesia Systems.    Though a well established market, healthcare is a rapidly growing sector of the U.S., Asian and European economies. An aging population that is requiring a growing number of critical care beds is, in part, fueling this growth.

Many factors such as a severe nursing shortage in the United States and Europe, stricter government requirements affecting the staffing and accountability and shrinking reimbursements from health insurance organizations are forcing healthcare providers to do more with less—improving patient safety and economic efficiencies with fewer resources. Our medical monitoring and anesthesia systems group designs, manufactures and markets products that respond to these new economic forces by helping hospitals reduce costs while maintaining or improving the quality of care their physicians and nurses are able to deliver.

Our Spacelabs Medical, Inc. subsidiary is a global manufacturer and distributor of patient monitoring and clinical information systems for use primarily in hospitals. It designs, manufactures and markets patient monitoring solutions for critical care, emergency and perioperative areas of the hospital, wired and wireless networks and connectivity solutions, ambulatory blood pressure monitors and medical data services, all aimed at providing caregivers with instant patient information. By making critical patient information more readily accessible both inside and outside the hospital, delays in decision-making can be reduced, length of stay can be shortened and treatment errors can be minimized.

In February 2005, we acquired Blease Medical Holdings Limited, a global manufacturer and distributor of anesthesia delivery systems, ventilators and vaporizers. Blease sells its products primarily to hospitals for use in operating rooms and anesthesia induction areas as well as in magnetic resonance imaging (MRI) facilities. In addition, as pharmaceutical companies develop new anesthesia agents for the worldwide market, or as generic alternatives to patented anesthesia formulas become available, Blease works closely with them to support their new product introductions. As a result, Blease also sells its systems and components, such as anesthesia vaporizers and ventilators, directly to pharmaceutical companies and other manufacturers of anesthesia delivery systems.

Through our Dolphin Medical, Inc. subsidiary, we design, manufacture and market next-generation pulse oximetry instruments and compatible pulse oximetry sensors, which are used to non-invasively monitor oxygenation levels in a patient’s blood. Through our Osteometer MediTech, Inc. subsidiary, we design, manufacture and market x-ray and ultrasound densitometers, which are used to diagnose osteoporosis as well as to provide follow-up bone density measurements.

During fiscal year 2005, we began exploring strategic alternatives for our medical monitoring and anesthesia systems group. This group has grown from approximately $11 million in annual revenues in fiscal year 2003 to approximately $196 million in fiscal year 2005, primarily as a result of the acquisitions of Spacelabs Medical and Blease. In connection with these efforts, we engaged a London-based investment bank to pursue the public offering and listing of approximately 30% to 35% of the equity in Spacelabs Healthcare, Inc., a newly formed subsidiary comprising the business operations of Spacelabs Medical, Blease, Dolphin and Osteometer. This offering and listing is planned in the United Kingdom on the AIM Exchange, which is owned and administered by the London Stock Exchange. The shares in Spacelabs Healthcare will not be offered or sold in the United States. Under Securities and Exchange Commission regulations, U.S. residents are prohibited from participating in this proposed offering, and any shares offered cannot be acquired by U.S. residents for a period of twelve months from the date of the offering. We currently expect to complete the proposed transaction during the second quarter of fiscal year 2006. However, the completion of the listing remains fully subject to a number of factors, including regulatory approvals and our satisfaction with the valuation, which may not occur.

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

We believe that in recent years, advances in technology and reductions in the cost of key components of optoelectronic systems, including computer processing power and memory, have broadened the market by enabling the use of optoelectronic devices in a greater number of applications. In addition, we see a trend among original equipment manufacturers to increasingly outsource the design and manufacture of optoelectronic devices and value-added subsystems to fully-integrated, independent manufacturers, like us, who may have greater specialization, broader expertise and the flexibility to respond in shorter time periods than most original equipment manufacturers can accomplish in-house. We believe that our level of vertical integration, substantial engineering resources, expertise in the use and application of optoelectronic technology and low-cost international manufacturing operations enable us to compete effectively in the market for optoelectronic devices and value-added subsystems. Our optoelectronic devices and value-added subsystems are also used in our security and inspection systems and medical monitoring and anesthesia systems.

We have also penetrated several related markets that depend on our optoelectronic device and subsystem technologies. For example, we sell a series of high-speed photodetectors for use in fiber optic systems such as Gigabit Ethernet, Fiber Channel and other telecommunication and data communication applications. Through system engineering, product development, rapid prototyping and volume manufacturing, we develop, manufacture and market laser-based weapons simulation systems for the defense industry. Products include tactical engagement simulation systems, man worn laser detectors, small arms transmitters, controller guns and a variety of targeting systems. We also develop, manufacture and sell laser-based remote sensing devices that are used in agricultural and mapping applications, as well as to detect and classify vehicles in toll and traffic management systems. Finally, our optoelectronic devices and value-added subsystems group recently added and enhanced its “box build” manufacturing services and PC board assembly capabilities utilizing state-of-the-art automated surface mount technology lines for use by customers in the medical electronics, automotive diagnostic electronics, telecommunications and digital audio systems industries, among others.

Growth Strategy

Our primary objectives are to be a leading provider of security and inspection products, cutting-edge medical monitoring and anesthesia systems and specialized optoelectronic products, to enhance our position in the international inspection and detection marketplace, to capitalize on our research to provide reliable and cost-optimized medical devices and to leverage our expertise in the optoelectronic technology industry by entering into new markets. Key elements of this strategy include:

Capitalizing on the Growing Market for Security and Inspection Systems.    Heightened attentiveness to terrorist and other security threats may continue to drive growth in the market for security and inspection systems, not only in transportation security, but in facilities security, event security and materials inspection as well. In addition, the trend toward increased international transportation of goods may result in growth in the market for cargo inspection systems that are capable of screening shipping containers for contraband and assisting customs officials in the verification of shipping manifests. Package screening by freight forwarders also represents a potential growing sector, as new regulations in Europe require such screening and awareness of the need for such screening grows in the U.S. We intend to continue to expand our sales and marketing efforts both domestically and internationally, and to capitalize on opportunities to replace, service and upgrade existing security installations.

Developing New Security and Inspection Technologies.    We intend to continue to develop new security and inspection technologies such as our proprietary pulsed fast neutron analysis and real time tomography products. These and the other technological advances we make allow us to offer customers the broadest variety of advanced security solutions. In addition, through research and development and selective acquisitions, we may enhance and expand our current product offerings to better address new applications and security industry demands.

Enhancing the Global Presence of our Security and Inspection Systems Group.    In March 2005, we announced that the branding of security and inspection systems, which had previously been sold under various brand names including “Ancore,” “Eagle,” “Metor,” “Rapiscan,” and “Secure,” would be consolidated under one overall name—“Rapiscan Systems”. Since the announcement, all of the products of our security and inspection systems group of companies, including baggage and parcel inspection, cargo and vehicle inspection, hold baggage screening and people screening systems are being marketed under the “Rapiscan Systems” umbrella. We undertook this effort in order to improve brand recognition for the broad range of complementary security products and technologies that we have acquired in recent years.

Exploring Strategic Alternatives.    During fiscal year 2005 we began exploring new strategic alternatives for our business groups. In connection with these efforts, we announced in September 2005 our intention to pursue the public offering and listing of approximately 30% to 35% of the equity in Spacelabs Healthcare, Inc. a newly formed subsidiary comprising the business operations of our medical monitoring and anesthesia systems group. Our medical monitoring and anesthesia systems group has grown from approximately $11 million in annual revenues in fiscal year 2003 to approximately $196 million in fiscal year 2005, primarily as a result of the acquisitions of Spacelabs Medical and Blease. This offering and listing is planned in the United Kingdom on the AIM Exchange, which is owned and administered by the London Stock Exchange. The shares in Spacelabs Healthcare will not be offered or sold in the United States. Under Securities and Exchange Commission regulations, U.S. residents are prohibited from participating in this proposed offering, and any shares offered cannot be acquired by U.S. residents for a period of twelve months from the date of the offering. We expect to complete the proposed transaction during the second quarter of fiscal year 2006. However, the completion of the listing is fully subject to a number of factors, including regulatory approvals and our satisfaction with the valuation, which may not occur.

Improving and Complementing Existing Medical Diagnostic Technologies.    Spacelabs Medical develops medical monitoring systems aimed at lowering false alarm rates, thereby reducing time demands on physicians and nurses, and improving patient identification accuracy, thereby reducing physician and nursing errors. In February 2005, we acquired Blease, for its anesthesia delivery systems, ventilators and vaporizers to expand our product offerings in the perioperative marketplace and because we believed that the products of Blease and the products of Spacelabs Medical could, in certain important markets, be sold together through existing sales channels and distribution networks. At the same time, Spacelabs Medical and our Dolphin subsidiary are also working together, pursuing cable-free medical sensors and other wireless solutions that will allow for medical monitoring, patient data, transmission, alarm notifications and other information to be instantly transmitted at any time to any location. Finally, our medical monitoring and anesthesia systems group also continues to improve and develop its medical diagnostic tools aimed at bone metabolic diseases, such as osteoporosis, and patient monitors and accessories that utilize pulse oximetry technologies. Overall, our efforts at improving our existing medical diagnostic and anesthesia delivery technologies will continue to concentrate on the development of devices that make it possible for institutions from large hospitals to small clinics and physicians’ offices to obtain accurate, precise, reliable and cost-effective results.

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

Acquiring New Technologies and Companies.    Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have developed expertise in our various lines of business and other areas through internal research and development efforts as well as through selective acquisitions.

In 1987, we formed Opto Sensors (Singapore) Pte. Ltd. to manufacture optoelectronic devices and value-added subsystems.

In 1990, we acquired UDT Sensors, Inc. to broaden our expertise and capabilities in developing and manufacturing optoelectronic devices and value-added subsystems.

In 1993, we acquired Rapiscan Security Products Limited (since renamed Rapiscan Systems Ltd.) in the United Kingdom and, through Rapiscan Security Products (U.S.A.), Inc., commenced our operations as a provider of security and inspection systems in the United States.

In 1993, we acquired Ferson Optics, Inc. (since renamed Ferson Technologies, Inc.) for its passive optic technologies.

In 1994 we, together with an unrelated third party formed ECIL-Rapiscan Security Products Limited in India for the purpose of the manufacture, assembly, service and testing of x-ray security and other products.

In 1994, we commenced operations of Opto Sensors (Malaysia) Sdn. Bhd. to take advantage of lower manufacturing costs in Malaysia.

In 1997, we acquired Advanced Micro Electronics AS for its hybrid optoelectronic capabilities and to expand our presence in Europe.

In 1998, we acquired Osteometer MediTech A/S, a Danish manufacturer of diagnostic scanners used for the early detection of symptoms of osteoporosis. We acquired this business to capitalize on certain vertical integration opportunities and to gain marketing and sales access to end users in the healthcare market. In August 1999, we closed the operations of Osteometer in Denmark, and relocated certain of those operations to our Hawthorne, California facilities.

In 1998, we purchased the security products business of Metorex International Oy (since renamed Rapiscan Systems Oy) of Espoo, Finland. This acquisition brought a complete security metal detection product line to complement our existing security and inspection systems group.

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

In 1998, we purchased a minority equity stake in Square One, Inc., a developer and manufacturer of infrared-based patient monitoring medical subsystems. In 2000, we acquired substantially all of Square One, Inc.’s assets in order to take advantage of certain vertical integration opportunities and expand our medical product offerings and customer base.

In 1999, we acquired Aristo Medical Products, Inc. for its pulse oximeter probe technologies for use in the healthcare field, thereby further enhancing our medical product operations.

In 1999, we formed OSI Medical, Inc. as a developer of next generation pulse oximeter instruments and probes for use in the healthcare field in order to take advantage of our growing expertise in this area.

In fiscal year 2000, we formed RapiTec, Inc., as a majority-owned subsidiary, in order to design, develop and engineer laser-based training systems for the defense industry. The establishment of this company allowed us to better penetrate the worldwide defense optoelectronics market. In January 2004, the minority shareholders of RapiTec accepted an offer by us to purchase all shares of RapiTec common stock held by them. As a result of the transaction, we now wholly own RapiTec. Consideration paid for the share purchase transaction consisted of an initial cash payment of approximately $820,000 paid in fiscal year 2004, of which $536,000 was allocated to goodwill, and a second cash payment of approximately $279,000 paid in January 2005, which amount was also allocated to goodwill.

In 2001, we contributed most of our medical monitoring and anesthesia systems to a newly formed subsidiary Dolphin, for the purpose of consolidating our various medical devices into a single subsidiary. We merged OSI Medical, Inc. into Dolphin in March 2002. In December 2003, we entered into a stock purchase and option agreement with Conmed Corporation, whereby Conmed Corporation purchased a 9% interest in Dolphin and an option to purchase all of the remaining assets and the business of Dolphin. In addition, Conmed Corporation and Dolphin entered into a distribution agreement, which provides Conmed Corporation with distribution rights for certain Dolphin products within certain defined territories.

In July 2002, we acquired substantially all the assets of Thermo Centro Vision, Inc., based in Newbury Park, California, for its optoelectronic devices and value-added subsystems design and manufacturing capabilities. The acquisition was made through a newly formed, wholly owned subsidiary, Centro Vision, Inc.

In July 2002, we purchased a 6% interest in Imagis Technologies, Inc., a company that develops facial recognition software for security applications, in order to enhance the portfolio of products offered by our security and inspection systems group. At this time, its products are still under development. Based on the continued trading of Imagis common stock below the original purchase price for a prolonged period of time, we recognized an other-than-temporary impairment of the carrying value of this investment during fiscal year 2004.

In August 2002, we purchased a minority equity interest in CXR Limited, a United Kingdom based research and development company that develops real time tomography systems. These systems, if successfully completed, could provide significant improvements over current hold baggage screening technologies. In June 2004, we increased our equity interest in CXR to approximately 75% and in December 2004 we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest we have agreed to make certain royalty payments based on sales of CXR’s products.

In November 2002, we acquired all the outstanding capital stock of Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based company for its advanced inspection systems for aviation security, port and border inspection and counter-terrorism. Consideration paid for the acquisition consisted of a combination of our Common Stock and cash of approximately $10.4 million including professional fees associated with the acquisition. In addition, during the five years following the close, contingent consideration is payable based on the sales of certain of its products. The contingent consideration is capped at $34.0 million. As of June 30, 2005, no earn-out payments have been made.

In August 2003, we acquired the military, laser-based training business of Schwartz Electro-Optics, Inc. in a bankruptcy-court supervised auction in order to augment the defense optoelectronics capabilities of our RapiTec subsidiary. At the close of the transaction we paid approximately $3.7 million including professional fees associated with the acquisition. The acquisition was made through a newly formed, wholly owned subsidiary, OSI Defense Systems, LLC. The acquired business develops and manufactures tactical engagement simulation systems, man worn laser detectors, small arms transmitters, controller guns and a variety of targeting systems for the defense industry. Then, in November 2003, we acquired substantially all remaining assets of Schwartz Electro-Optics, Inc. in a bankruptcy-court supervised auction. We paid approximately $1.6 million, including the assumption of certain liabilities and bankers’ fees. The acquired assets comprise a business for the design, sales and manufacturing of laser-based systems used in traffic management, precision agricultural management and precision mapping and surveying, all of which offered us certain vertical integration opportunities. The business, located in Orlando, Florida, now operates under the name OSI Laserscan.

In October 2003, we acquired the assets of a manufacturing services company specializing in surface mount technology lines and PC board assembly operations for approximately $4.5 million including professional fees associated with the acquisition. The acquisition was made through a wholly owned subsidiary, OSI Electronics, Inc. in order to improve and expand the manufacturing services offered by our optoelectronic devices and value-added subsystems group.

In December 2003, we acquired substantially all of the assets of J&D Engineering (UK) Limited, a company registered in England and Wales. We paid approximately £367,000 (or approximately $649,000) including acquisition costs. A further £93,000 (or approximately $171,000) was paid during the quarter ended March 31, 2004. The acquired assets comprise a business for the design, manufacture and sale of, among other products, metal frames for x-ray scanners. Our security and inspection systems group uses these metal frames in certain of its baggage and parcel and inspection systems.

In January 2004, we completed the acquisition of Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately held company located in Sunnyvale, California. Consideration for the acquisition consisted of an initial cash payment of approximately $17.6 million (net of cash acquired), including acquisition costs. Furthermore, during the seven years following the close, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of June 30, 2005, approximately $8,000 has been earned and paid as part of this contingent consideration. This acquisition broadened our security product portfolio with the addition of the Eagle, a mobile x-ray inspection system that is designed to scan shipping containers at busy seaports.

In March 2004, we completed the acquisition of Spacelabs Medical, based in Issaquah, Washington, from Instrumentarium Corporation, now a subsidiary of General Electric Company. The acquisition price was approximately $47.9 million in cash (net of cash acquired), including acquisition costs. Spacelabs Medical is a leading global manufacturer and distributor of patient monitoring systems for critical care and anesthesia, wired and wireless networks, clinical information connectivity solutions, ambulatory blood pressure monitors and medical data services. These are areas in which we have considerable interest as they represent a natural extension of our engineering and manufacturing expertise and will add to our presence in the medical device industry. The installed base of Spacelabs Medical’s patient monitoring systems consists of approximately 100,000 units worldwide, with 60,000 in the United States, 30,000 in Europe and 10,000 in Asia. In June 2004, we notified General Electric Company, of a working capital and retention bonus adjustment resulting in what we believe to be a downward adjustment of the purchase price in the amount of $25.9 million. In September 2004, General Electric Company responded that it believes the amount of the downward adjustments to be approximately $7.8 million. In June 2005, we filed suit in Delaware seeking specific performance of our agreement with respect to an independent determination of the amount of the purchase price adjustment. The action is currently pending. No amounts have been recorded in the financial statements in relation to the expected reduction in the purchase price.

In February 2005, we completed the acquisition of Blease for $9.3 million in cash (net of cash acquired), including acquisition costs. Furthermore, during the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $11.2 million as of June 30, 2005). The acquisition of Blease expands the portfolio of products offered by our medical monitoring and anesthesia systems companies, enabling us to develop and market products for the perioperative market.

Capitalizing on Vertical Integration.    Our vertical integration provides several advantages in our security and inspection, medical monitoring and anesthesia and optoelectronic devices and value-added subsystem segments. These advantages include reduced manufacturing and delivery times, lower costs due to our access to competitive international labor markets, direct sourcing of raw materials and quality control. We also believe that we offer significant added value to our original equipment manufacturer customers by providing a full range of vertically-integrated services including component design and customization, subsystem concept design and application engineering, product prototyping and development, efficient pre-production and short-run and high volume manufacturing. We believe that our vertical integration differentiates us from many of our competitors and provides value to our original equipment manufacturer customers who can rely on us to be an integrated supplier of optoelectronic devices and value-added subsystems. We intend to continue to leverage our vertically integrated services to create greater value for our customers in the design and manufacture of our products. We believe that this strategy better positions us for penetration into other end markets.

Capitalizing on Global Presence.    We operate from locations in North America, Asia and Europe. We view our international operations as providing an important strategic advantage over competitors in each of the security inspection, medical monitoring and anesthesia delivery and optoelectronic devices and subsystems markets for three primary reasons. First, international manufacturing facilities allow us to take advantage of competitive labor rates in order to be a low cost producer. Second, our international offices strengthen our sales and marketing efforts and our ability to service and repair our systems by providing direct access to growing foreign markets and to our existing international customer base. Third, multiple manufacturing locations allow us to reduce delivery times to our global customer base. In the future, we intend to develop new sources of manufacturing and sales capabilities to maintain and enhance the benefits of our international presence.

Selectively Entering New Markets.    We intend to selectively enter new markets that complement our existing capabilities in the design, development and manufacture of security systems, medical products and optoelectronic devices and value-added subsystems. We believe that by manufacturing other end products that rely on our existing technological capabilities, we will leverage our integrated design and manufacturing infrastructure to capture greater margins and to build a larger presence in those new end markets that present attractive competitive dynamics. We intend to achieve this strategy through internal growth and through selective acquisitions of end-product manufacturers.

Products and Technology

We design, develop, manufacture and sell products ranging from complex security and inspection systems to medical monitoring and anesthesia systems to discrete optoelectronic devices and value-added subsystems.

Security and Inspection Systems.    We design, manufacture and market security and inspection systems worldwide to end users under the “Rapiscan Systems” name. Rapiscan Systems products are used to inspect baggage, cargo, people, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems products fall into four categories: baggage and parcel inspection, cargo and vehicle inspection, hold baggage screening and people screening.

As a result of the terrorist attacks of September 11, 2001 and subsequent attacks in Africa, Europe, the Middle East and Southeast Asia, security and inspection products have increasingly been used at a wide range of facilities other than airports such as border crossings, railway stations, seaports, cruise line terminals, government and military installations and nuclear facilities. As a result of the additional markets, we have successfully diversified sales channels for our security and inspection products

Many of our security and inspection systems in each of the baggage and parcel inspection, cargo and vehicle inspection, hold baggage screening and people screening product categories combine the use of x-ray technology with our optoelectronic capabilities. For example, some of our products include dual- or multi-energy x-ray technology with computer software enhanced imaging technology to facilitate the detection of materials such as explosives, weapons, narcotics, currency or other contraband. While all x-ray systems produce a two-dimensional image of the contents of the inspected object, the dual-energy x-ray systems also measure the x-ray absorption of the inspected object’s contents at two x-ray energies to determine the atomic number, mass and other characteristics of the object’s contents. The various organic and inorganic substances in the inspected object appear to operators of the inspection systems in various colors and this visual information can be used to identify and differentiate the inspected materials. Our baggage and parcel inspection, cargo and vehicle inspection and hold baggage screening inspection systems range in size from compact tabletop systems to large systems comprising entire buildings in which trucks, shipping containers or pallets are inspected.

Our cargo and vehicle inspection applications, in which trucks, shipping containers, pallets and other large objects can be inspected, are designed in various configurations, including fixed-site, gantry, relocatable, portal and mobile systems. These products are primarily used to verify the contents of trucks or cargo containers and to detect the presence of contraband. They offer significant improvements over past methods of cargo screening, such as manual searches, as our cargo systems are faster, more thorough and do not subject the cargo to pilferage. Entire shipping containers or trucks containing densely packed goods can be screened rapidly.

Many of our cargo and vehicle inspection systems utilize ionizing radiation, such as high-energy x-ray or gamma-ray beams, in conjunction with digital imaging equipment to non-intrusively inspect objects and present images to an inspector, showing shapes, sizes, locations and relative densities of the contents. Many of these systems, such as the Rapiscan Eagle, which was designed and developed under contract with U.S. Customs and Border Protection and the U.S. Department of Defense, have been built to meet specific customer inspection requirements.

Other cargo and vehicle inspection products automatically and non-intrusively detect explosives and other contraband through the use of pulsed fast neutron and thermal neutron technologies, as opposed to ionizing radiation. Pulsed fast neutron and thermal neutron technologies permit the operator to inspect cargo, vehicles and containers based on the distinctive chemical composition of various forms of contraband. Our pulsed fast neutron analysis technology uses a penetrating beam of fast neutrons to measure the elemental contents (oxygen, nitrogen, etc.) within scanned objects (cargo containers, trucks, etc.) and identify elemental signatures of explosives, drugs or other contraband. The systems utilizing this technology then display to the system operator a three-dimensional image of the scanned object, identifying the location and type of suspect material found. Our systems utilizing thermal neutron analysis technology use a similar method to detect bulk quantities of explosives and drugs concealed in trucks or cargo containers.

Our security and inspection systems group is the only provider among its competitors currently offering x-ray, gamma-ray and neutron-based material specific technologies. As a result, we believe we offer the broadest technology platform in the cargo and vehicle inspection systems industry. This broad platform also permits us to offer customers hybrid solutions utilizing two or more of the technologies together, thereby optimizing flexibility, performance and cost to meet the customer’s unique application requirements. Cargo and vehicle inspection systems recently installed or currently underway include system installations in the United States, China, Hong Kong, India, Malaysia, Mexico, Romania, South Korea and Taiwan, among others.

Our security and inspection systems group also offers people screening products such as a line of “Metor” brand walk-through metal detection products for use at security checkpoints at airports, amusement parts, banks, courthouses, government buildings, sports arenas and other venues. It also offers the “Rapiscan Secure 1000” personnel screener, which uses extremely low dose backscatter x-ray imaging to detect contraband and weapons concealed underneath clothing and hair. The “Rapiscan Secure 1000” provides enhanced screening compared to metal detectors as it displays anomalies caused by very small amounts of metal as well as non-metallic items. As a result, the “Rapiscan Secure 1000” can simultaneously locate and detect conventional metal weapons, as well as ceramic knives, explosives, illicit drugs, precious metals, cameras, recording devices and other contraband or security threats.

The following table sets forth certain information related to the standard security and inspection products that we currently offer. We do, however, also customize our standard products to suit specific applications and customer requirements:

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	TECHNOLOGY	MARKET SEGMENT
Baggage and Parcel Inspection	Rapiscan 500/600 series x-ray systems	Dual-energy x-ray	Checkpoint inspection at airports, prisons, border crossings and government buildings. Postal facilities for mail screening
Cargo and Vehicle Inspection	Rapiscan Eagle	High energy x-ray	Cargo and vehicle inspection at airports, border crossings and sea ports
	Rapiscan VEDS	Thermal Neutron Analysis
	Rapiscan GaRDS	Gamma ray
	Rapiscan PFNA	Pulsed Fast Neutron Analysis
Hold Baggage Screening	Rapiscan MVXR 5000	Multi-view, dual energy x-ray	Baggage inspection at airports
	Rapiscan XRD 1000	Dual energy x-ray diffraction
People Screening	Metor series of metal detectors	Metal detectors	Checkpoint inspection at airports, border crossings, stadiums, prisons and government facilities
	Rapiscan Secure 1000	X-ray Backscatter

Medical Monitoring and Anesthesia Systems.    Our medical monitoring and anesthesia systems businesses design, manufacture and market their products worldwide to end users under several brand names. Our medical monitoring systems, network and connectivity solutions, ambulatory blood pressure monitors and related services are sold under the “Spacelabs Medical” brand name. Our anesthesia systems and components are sold under the “Blease” brand name. Our arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools, are sold under the “Dolphin” brand name and our peripheral bone densitometers and ultrasound bone sonometers are sold under the “Osteometer” brand name.

The “Ultraview” patient monitors of our Spacelabs Medical subsidiary are used in perioperative, critical care and emergency ward environments. We also offer patient monitors for virtually all applications in the hospital, including neonatal, pediatric and adult critical and emergency care, as well as anesthesia and sub-acute care. Our patient monitoring systems comprise monitors and central nurse stations connected either wirelessly or through hospital networks, as well as stand alone monitors where the patient data can be transported physically from one monitor to another as the patient is moved. This ensures that hospital staff can access patient data where and when it is required. In addition, these products are “open architecture” in that they are designed to interact with hospital information systems acquired from other vendors. WinDNA, based on Citrix application server technology, is a feature of many of these products which allows clinicians to view and control Microsoft Windows applications on the patient monitor’s display, eliminating the need for separate terminals in the patient’s room. Attending nurses can thereby check laboratory results and other reports, enter orders, review protocols and do charting right at the patient’s bedside. Inputs can be made using a mouse, keyboard and touchscreen.

For electrocardiograph monitoring or multiparameter monitoring of ambulatory patients, we offer a digital telemetry system. The system operates between 608 and 614 MHz, a band not used for private land mobile radio, business radio services or broadcast analog and digital television. The “Ultraview” Digital Telemetry solution offered by our Spacelabs Medical subsidiary comprises a lightweight and compact transmitter that enables monitoring of heart rate, ST segment, arrhythmia and continuous SpO2 (Pulse Oximetry). The multiparameter transmitter also integrates with the Spacelabs Medical “Ultralite” ambulatory blood pressure monitor for the transmission of non-invasive blood pressure values to a central station or a multi-disclosure and information system.

We believe we are also a world leader in ambulatory blood pressure monitoring, which is a routine procedure in many European countries and is increasingly being used in the United States. Many physicians are using ambulatory blood pressure monitoring to detect “white coat” hypertension, a condition in which people experience elevated blood pressure in the doctor’s office but not in their daily lives. Hypertension affects approximately 50 million Americans and is particularly prevalent in the Medicare population. Ambulatory blood pressure monitoring is also used to adjust drug therapies for hypertensive patients. It is estimated that as many as 20% of the persons diagnosed with hypertension based on blood pressure measurements taken in their physicians’ offices are not actually hypertensive. Ambulatory blood pressure monitoring helps improve diagnostic accuracy and minimize the associated costs of treatment.

Our Blease subsidiary is recognized as a leading designer and manufacturer of anesthesia delivery systems, anesthesia vaporizers and ventilators. Its “Focus,” “Genius” and “Sirius” anesthesia delivery systems provide flexible anesthesia solutions for most operating room environments, anesthesia induction areas, day surgery units, maternity suites, magnetic resonance imaging facilities and other areas where the administration of anesthesia is required. Its “Datum” anesthesia vaporizers and its line of anesthesia ventilators are also designed to be compatible with the anesthesia delivery systems of several other manufacturers. At the forefront in anesthesia ventilation, Blease recognized the needs of clinicians and the clinical benefits of allowing patients to breathe without the assistance of a ventilator (i.e., on their own) as much as possible while undergoing anesthesia. As a result, in 1999 Blease became the first company to offer ventilators that allowed patients to breathe spontaneously while under anesthesia with the respiratory support of the ventilator used only when necessary to overcome the effects of general anesthesia. In addition, by incorporating spirometry loops into its ventilators, which produce graphical displays about the adequacy and state of a patient’s ventilation, clinicians were able to carefully monitor their patients and ensure the efficacy of the mode of ventilation provided. Blease continues to works closely with clinicians as well as with pharmaceutical companies in order to support the development of new technologies and the introduction of new anesthesia agents into the global marketplace.

Our medical monitoring and anesthesia systems group also manufactures and distributes the “DTX-200” and “DexaCare G4” dual energy x-ray forearm densitometers. These products are used to diagnose osteoporosis as well as to provide follow-up bone density measurements. We also manufacture and distribute the “DTU-One,” a calcaneus ultrasound bone sonometer. The “DTU-One” was the first commercially available ultrasound bone sonometer to use an imaging capability for osteoporosis screening.

We develop next-generation digital pulse oximetry instruments and compatible pulse oximetry sensors under the “Dolphin-one” product line. “Dolphin-one” products include the “Voyager,” “Dolphin-2100” and “Dolphin-2150”. The Voyager is the first pocket PC-based pulse oximetry product on the market. Our medical monitoring and anesthesia systems group also manufactures and distributes, under the “Dolphin 2000/3000” product line, sensors that are compatible with products made by other manufacturers of pulse oximetry technologies.

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

The following table sets forth certain information related to the standard medical products we currently offer:

MODEL (Technology)	APPLICATIONS	LIKELY INSTALLATIONS
Datum Vaporizer	Vaporization of inhalational anesthesia	Ambulatory surgery centers Operating rooms

DexaCare G4 DEXA Bone Densitometer	Detection, diagnosis and follow-up of treatment of osteopenia and osteoporosis	Medical clinics Physician offices Small hospitals

Dolphin-2000/3000 Pulse Oximeters	Continue or Periodic monitoring of oxygen saturation in arterial blood (compatible with the products of other manufacturers)	All hospital care areas Physician offices

Dolphin-2100 Pulse Oximeter	Continuous monitoring of oxygen saturation in arterial blood	All hospital care areas Physician offices

Dolphin-2150 Pulse Oximeter	Periodic monitoring of oxygen saturation in arterial blood	All hospital care areas Physician offices

DTX-200 DEXA Bone Densitometer	Detection, diagnosis and follow-up of treatment of osteopenia and osteoporosis	Medical clinics Physician offices Small hospitals

DTU-one Ultrasound Scanner	Detection of osteopenia and osteoporosis	Medical clinics Physician offices Small hospitals

Focus Anesthesia Delivery System	Delivery of inhalational anesthesia	Ambulatory surgery centers Operating rooms

Genius MRI Anesthesia Delivery System	Delivery of inhalational anesthesia	Anesthesia induction areas within hospitals MRI scanning facilities

MODEL (Technology)	APPLICATIONS	LIKELY INSTALLATIONS
Intesys Clinical Suite ICS	Solutions to make patient data available anytime, anywhere, even from outside the hospital	All hospital care areas

Maternal Obstetrical Monitor	Monitoring of mother and fetus, as well as newborn	Labor and delivery areas within hospitals

Sirius Anesthesia Delivery System	Delivery of inhalational anesthesia	Ambulatory surgery centers Operating rooms

Ultraview SL 2400	Patient monitoring at the bedside and in transport	All hospital care areas

Ultraview SL 2700	Patient monitoring at the bedside	All hospital care areas

Ultraview SL 2800	High-end patient monitoring at the bedside	All hospital care areas

Ultraview SL 3800	Centralized, real-time monitoring surveillance of patients	Central nurses’ stations within hospitals

Voyager Pulse Oximeter	Periodic monitoring of oxygen saturation in arterial blood	All hospital care areas Physician offices

Optoelectronic Devices and Value-Added Subsystems.    Optoelectronic devices generally consist of both active and passive components. Active components sense light of varying wavelengths and convert the light detected into electronic signals, whereas passive components amplify, separate or reflect light. The active components we manufacture consist of silicon, gallium arsenide and indium gallium arsenide photodetectors. Passive components include lenses, prisms, filters, mirrors and other precision optical products that are used by us in the manufacture of our optoelectronic products or are sold to others for use in telescopes, laser printers, copiers, microscopes and other detection and vision equipment. The devices we manufacture are both standard products and products customized for specific applications and are offered either as components or as subsystems.

In addition to the manufacture of standard and original equipment manufacturer products, we also specialize in designing and manufacturing customized optoelectronic devices and value-added subsystems for use in a wide range of products and equipment. An optoelectronic subsystem typically consists of one or more optoelectronic devices that are combined with other electronic components and packaging for use in an end product. The composition of a subsystem can range from a simple assembly of various optoelectronic devices that are incorporated into other subsystems (for example, a printed circuit board containing our optoelectronic devices) to complete end-products (for example, medical pulse oximeter probes that we manufacture and package on behalf of an original equipment manufacturer and then ship directly to the customer or the customer’s distributors). We manufacture subsystems for a variety of applications, such as fiber optics, imaging electronics for medical CT scanners, disposable and reusable medical probes for use with medical pulse oximetry equipment, components and subsystems for laser gyroscopes used in military and commercial aviation, optoelectronic subsystems for slot machines, laser subsystems in military helicopter gun sighting equipment, positioning subassemblies for computer peripheral equipment, alignment subsystems for laser heads in optical disc drives and detection subsystems for submarines.

We have recently developed two-dimensional back-illuminated detector technology for security, medical and other industrial applications. This technology overcomes the limitations of conventional detectors by providing finer detector pitch density. We expect that this technology will be used in high-resolution multi-slice CT scanners and other applications requiring improved image resolution.

Markets, Customers and Applications

Security and Inspection Products.    Since entering the security and inspection products market in 1993, we have shipped over 10,000 baggage and parcel inspection and over 40,000 people screening systems to over 75 countries. The following is a representative list of certain customers and/or installations that have purchased our security and inspection products:

OVERSEAS	DOMESTIC
Chek Lap Kok Airport, Hong Kong	California Department of Corrections
CKS International Airport, Taiwan	Cunard Line
Domodedova Airport, Moscow, Russia	Federal Bureau of Prisons
Dubai Airport, United Arab Emirates	Federal Protective Service
Gatwick Airport, United Kingdom	Federal Reserve Banks
Heathrow Airport, United Kingdom	New York City Police Department
INFRAERO airports, Brazil	Royal Caribbean Cruises
Japanese Embassies, worldwide	United States Air Force
Korean Customs Service, South Korea	United States Customs and Border Protection
Kremlin, Russia	United States Department of Agriculture
Malaysian Airport Board, Malaysia	United States Department of Corrections
Narita Airport, Japan	U.S. Department of Homeland Security
New Zealand Customs, New Zealand	U.S. Marshals Service
Pudong Shanghai International Airport, China
TNT Freight, United Kingdom
United Kingdom Prison System, United Kingdom
Vatican City

Most security and inspection products were developed in response to civilian airline hijackings. Consequently, a significant portion of our security and inspection products have been and continue to be sold for use at airports. Recently, however, our security and inspection products have been used for security purposes at locations in addition to airports, such as courthouses, office buildings, mailrooms, schools, prisons, high-profile locations such as Buckingham Palace, the Kremlin and the Vatican and for high-profile events such as the Olympic Games. Furthermore, as terrorist attacks such as the March 2004 bombings of passenger trains at Atocha railway station in Madrid and the July 2005 bombings of the London underground and commuter bus systems continue to occur, overall transportation and travel industry sector demands have increased, resulting in heightened attention for our security and inspection products. In addition, our security and inspection products are increasingly being used for non-security purposes, such as for cargo inspection to detect narcotics and contraband and to verify manifests, prevention of pilferage at semiconductor manufacturing facilities, quality assurance and the detection of gold and currency.

In April 2000, the U.S. Government awarded us a contract to provide baggage and parcel inspection systems at selected airports throughout the United States. Under the original contract, the U.S. Government had the right to purchase from us up to 800 systems, for which the aggregate purchase price would be approximately $40 million. In January 2005, this contract was extended and $10 million in additional spending was allocated for the purchase of our systems. As a result, in fiscal years 2001 through 2005, our installed-base totaled approximately 1000 systems under this contract. In addition, we currently have a separate contract to service these systems.

Since 2001, we have completed the delivery of fixed site, relocatable, or mobile cargo and vehicle inspection systems to governments and government agencies in the United States, Hong Kong, India, Jamaica, Mexico, Malaysia, Romania, South Korea, Taiwan and other locations.

Medical Monitoring and Anesthesia Systems.    Our medical monitoring and anesthesia systems are manufactured and distributed globally for use in critical care, emergency and perioperative areas within hospitals as well as physicians offices, medical clinics and ambulatory surgery centers. We also provide wired and wireless networks and clinical information access solutions, ambulatory blood pressure monitors and medical data services.

In the last twelve years, our medical monitoring and anesthesia delivery systems group has sold over 117,000 patient monitors, 35,000 ambulatory blood pressure monitors and 10,000 anesthesia delivery systems. Our medical monitoring and anesthesia systems business has distributors in over 70 countries and subsidiary or branch offices in the United States, Austria, Canada, Finland, France, Germany, Greece, India, Italy, Singapore, Malaysia and the United Kingdom.

In December 2004, Palmetto Health System in Columbia, South Carolina agreed to purchase patient monitoring equipment from us in order to outfit its new heart and vascular tower, which is scheduled to open in early 2006. This new 200,000 square-foot facility will be among the most comprehensive, patient-centered, physician-driven cardiac care centers in the nation.

In April 2005, our medical monitoring and anesthesia systems group was awarded a five-year contract to supply the University of Missouri Health Care System, which includes University Hospital and Clinics and Columbia Regional Hospital in Columbia, Missouri and the Missouri Rehabilitation Center in Mt. Vernon, Missouri with patient monitors and software in a statewide multi-facility equipment replacement project. University Hospital serves as the flagship hospital for the University of Missouri Health Care system, offering the only Level I trauma center in central Missouri.

In July 2005, Alfred I. duPont Children’s Hospital, located outside Wilmington, Delaware, agreed to replace all of its patient monitoring equipment with Spacelabs Medical products. The contract is expected to result in the sale of up to 200 Ultraview SL 2800 monitors. Alfred I. duPont Children’s Hospital, which is owned and operated by the Numours Foundation, is a patient care, education and research facility that treats children that are experiencing acute, chronic and complex health problems. The Nemours Foundation operates one of the largest subspecialty group practices devoted to pediatric patient care, teaching and research in the United States.

The following is a representative list of certain customers and/or installations that have purchased our medical monitoring and anesthesia products:

OVERSEAS	DOMESTIC
Diaconessenhuis Meppel, Netherlands	Albany Medical Center, Albany, NY
Evangelisches Krankenhaus Bethesda, Germany	Condell Medical Center, Liberty, IL
Klinik St. Josef, Belgium	Duke Univ. Medical Center, Durham, NC
LKW Villach, Austria	Harborview Medical Center, Seattle, WA
Ramguiel University Hospital, France	Lakeland Regional Medical Center, Lakeland, FL
Schüchtermannklinik, Germany	Methodist Hospital, Houston, TX
St Vincent’s Hospital, Australia	Northside Hospital, Atlanta, GA
St. Elisabeth Ziekenhuis, Netherlands	Spartanburg Reg. Healthcare System, Spartanburg, SC
Ulleval Sjukhus, Norway	Tulane Univ. Hospital and Clinic, New Orleans, LA
Universitätsspital Zürich, Switzerland	Women & Infants Hospital, Providence, RI

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

PRODUCT CATEGORY	REPRESENTATIVE MAJOR CUSTOMERS
Aerospace and Avionics	Honeywell ITT Industries Raytheon TME Systems

Analytical and Medical Imaging	Abaxis Beckman Coulter Johnson & Johnson Phillips Medical Siemens Medical

Fiber Optics/Telecommunications	Bookham JDS Uniphase

Gaming Industry	Bally Gaming

Homeland Security	BIR GE Infrastructure, Security Gilardoni

Industrial	Baumer Electric Dr. Johannes Heidenhain Metrologic Instruments Symbol Technologies Trimble Waterpik Technologies

Medical Monitoring	Datascope Invivo Research Newport Medical Smiths Medical Somanetics Corporation

Military/Defense and Weapons Simulations	Cubic Defense Systems EDO Corp. Lockheed Martin Raytheon

Office Automation	Eastman Kodak Xerox

Toll and Traffic Management	Computer Sciences Corporation Florida Department of Transportation TransCor

Marketing, Sales and Service

We market and sell our security and inspection products worldwide through a direct sales and marketing staff of approximately 65 employees located in North America, Europe and Asia, in addition to an expansive global network of independent and specialized sales representatives. This sales staff is supported by a service organization of approximately 90 persons located primarily in North America, Europe and Asia, as well as a global network of independent distributors. We also support these sales and customer relations efforts by providing operator training, computerized training and testing equipment, in-country service support, software upgrades and service training for customer technicians.

We market and sell our medical monitoring and anesthesia systems worldwide through a direct sales and marketing staff of approximately 245 sales personnel and 260 service personnel located in North America, Europe and Asia, in addition to a global network of independent distributors. We also support these sales and customer service efforts by providing operator in-service training, software updates and upgrades and service training for customer biomedical staff and distributors.

We market and sell our optoelectronic devices and value-added subsystems, through both a direct sales and marketing staff of approximately 25 employees located in, North America, Europe and Asia, and indirectly through a global network of independent sales representatives and distributors. Most of our in-house sales staff is based in the United States, while most of our independent sales representatives and distributors are located abroad. This sales staff is supported by an applications engineering group whose members are available to provide technical support. This support includes designing applications, providing custom tooling and process integration, defining solutions for customers and developing products that meet customer defined specifications.

We consider our maintenance service operations to be an important element of our business. After the expiration of our standard product warranty periods, we are sometimes engaged by our customers to provide maintenance services for our security and inspection products through annual maintenance contracts. We provide a variety of service and support options for our medical monitoring and anesthesia systems customers, ranging from complete on-site repair and maintenance service and telephone support to parts exchange programs for customers with the internal expertise to perform a portion of their own service needs. We believe that our international maintenance service capabilities allow us to be competitive in selling our security and inspection systems as well as our medical monitoring and anesthesia systems. Furthermore, we believe that as the installed base of both our security and inspection systems and medical monitoring and anesthesia systems increases, revenues generated from such annual maintenance service contracts and from the sale of replacement parts will increase.

Research and Development

Our security and inspection systems are designed at our facilities in Hawthorne, Santa Clara and Sunnyvale, California, and internationally in Finland, Malaysia, India and the United Kingdom. These products include mechanical, electrical, electronic, digital electronic and software subsystems, which are all designed by us. In addition to product design, we provide system integration services to integrate our products into turnkey systems at the customer site. We support cooperative research projects with government agencies and, on occasion, provide contract research for our customers and government agencies.

Our medical monitoring and anesthesia systems are designed at our facilities in Hawthorne, California, Issaquah, Washington, and internationally in Malaysia and the United Kingdom. Such systems include mechanical, electrical, digital electronic and software subsystems, all of which are designed by us. We are also currently involved, both in the United States and abroad, in several research projects aimed at improving our medical systems and at expanding our current product line.

Our optoelectronic devices and value-added subsystems are primarily designed and engineered at our facilities in Camarillo, Hawthorne, Newbury Park and Upland, California, Orlando, Florida, North Andover, Massachusetts and Ocean Springs, Mississippi, and internationally in India, Malaysia and Norway. We engineer and manufacture subsystems to solve the specific application needs of our original equipment manufacturer customers. In addition, we offer entire subsystem design and manufacturing solutions. We consider our engineering personnel to be an important extension of our core sales and marketing efforts.

In addition to close collaboration with our customers in the design and development of our current products, we maintain an active program for the development and introduction of new products, enhancements and improvements to our existing products, including the implementation of new applications of our technology. We seek to further enhance our research and development program and consider such program to be an important element of our business and operations. As of June 30, 2005, we engaged approximately 255 full-time engineers, technicians and support staff in research and development. During fiscal year 2003, our research and development expenses were $8.9 million, in 2004 they were $14.6 million and in 2005 they were $30.5 million. The increases in fiscal years 2004 and 2005 reflect increased research and development spending by our security and inspection systems businesses and the inclusion of research and development expenses following our acquisitions of Spacelabs Medical and the traffic management, agricultural management, mapping and surveying business assets of Schwartz Electro-Optics, Inc. that are now operating under the OSI Laserscan tradename. We intend to continue to invest in our research and development efforts in the future.

Manufacturing and Materials

We currently manufacture our security and inspection systems in Hawthorne, Santa Clara and Sunnyvale, California and Ocean Springs, Mississippi, and internationally in India, Finland, Malaysia and the United Kingdom. We currently manufacture our medical monitoring and anesthesia systems in Hawthorne, California and Issaquah, Washington, and internationally in India, Malaysia, Singapore and the United Kingdom. We currently manufacture our optoelectronic devices and value-added subsystems in Camarillo, Hawthorne, Newbury Park and Upland, California, North Andover, Massachusetts and Ocean Springs, Mississippi, and internationally in India, Malaysia and Norway. Our principal manufacturing facility is in Hawthorne, California. However, most of our high volume, labor intensive manufacturing and assembly is performed at our facility in Malaysia. Since most of our customers currently are located in the United States, Europe and Asia, our ability to assemble products in these markets and provide follow-on service from offices located in these regions is an important component of our global strategy.

Our global manufacturing organization has expertise in optoelectronic, microelectronic and integrated value-added assemblies for commercial, medical, aerospace and defense industry applications. Our manufacturing includes silicon wafer processing and fabrication, optoelectronic device assembly and screening, thin and thick film microelectronic hybrid assemblies, surface mounted and thru-hole PCB electronic assemblies and value-added services including complete turn-key and box-build manufacturing. We outsource certain manufacturing operations, including our sheet metal fabrication and certain plastic components. The manufacturing process for components and subsystems consists of manual tasks performed by skilled and semi-skilled workers as well as automated tasks.

The principal raw materials and subcomponents used in producing our security and inspection systems consist primarily of x-ray generators, linear accelerators, detectors, data acquisition and computing devices, conveyor systems and video monitors. A large portion of the optoelectronic devices, subsystems and circuit card assemblies used in our inspection and detection systems are manufactured in-house. The x-ray generators and certain metal enclosures used in our baggage and parcel inspection systems are also manufactured in-house, while the x-ray generators and linear accelerators used in our cargo and vehicle inspection systems are purchased from unaffiliated third party providers. We purchase the x-ray tubes, computer hardware and certain standard mechanical parts and some of our metal enclosures from unaffiliated third party providers.

The principal raw materials and subcomponents used in producing our medical monitoring and anesthesia systems consist of printed circuit boards, housings, mechanical assemblies, pneumatic devices, cables, filters and packaging materials. We purchase certain devices, including computers, peripheral accessories and remote displays from unaffiliated third party providers.

The principal raw materials and subcomponents used in producing our optoelectronic devices and value-added subsystems consist of silicon wafers, ceramics, electronic subcomponents, light emitting diodes, phototransistors, printed circuit boards, headers and caps, housings, cables, filters and packaging materials. The silicon-based optoelectronic devices manufactured by us are critical components in most of our subsystems. Since 1987, we have purchased substantially all of the silicon wafers we use to manufacture our optoelectronic devices from Siltronic Corp.

For cost, quality control and efficiency reasons, we generally purchase raw materials and subcomponents only from single vendors with whom we have ongoing relationships. We do, however, qualify second sources for most of our raw materials and critical components, or have identified alternate sources of supply. We purchase the materials pursuant to purchase orders placed from time to time in the ordinary course of business. Although to date none of our groups has experienced any significant shortages or material delays in obtaining any of its raw materials or subcomponents, it is possible that they may face such shortages or delays in one or more materials in the future.

Patents, Trademarks, Tradenames and Licenses

Trademarks and Tradenames.    We have used, registered and applied to register certain trademarks and service marks to distinguish our products, technologies and services from those of our competitors in the United States and in foreign countries. We enforce our trademark, service mark and trade name rights in the United States and abroad.

Patents.    We hold a number of U.S. and foreign patents relating to various aspects of our security and inspection products, medical monitoring and anesthesia systems and optoelectronic devices and subsystems. Our current patents will expire at various times between 2006 and 2021. However, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

Licenses.    Our security and inspection systems, medical monitoring and anesthesia systems and optoelectronic devices and value-added subsystems groups have each entered into a variety of license arrangements under which they are permitted to manufacture, market, sell and/or service various types of software, data, equipment, components and enhancements to our own proprietary technology.

We believe that our patents, trademarks, tradenames and licenses are important to our business. The loss of some of our patents, trademarks or licenses might have a negative impact on our financial results and operations, however, we operate in a competitive environment with a known customer base and rely mainly on providing our consumers with quality products and services to ensure continuing business. Thus, with the exception of the loss of either the Spacelabs® or Rapiscan® trademarks, the impact of the loss of any single patent, trademark, tradename or license would not likely have a material adverse effect on our business. We consider the Spacelabs® trademark an important asset and have registered it in approximately forty countries. In addition, following the recent re-branding of our security and inspection systems group under the “Rapiscan Systems” name, we have instituted a similar registration program for the Rapiscan® trademark.

Regulation of Medical Products

The medical monitoring and anesthesia systems we manufacture and market are subject to regulation by numerous federal government agencies, principally the U.S. Food and Drug Administration (“FDA”), and by certain state and foreign authorities. They are also subject to various U.S. and foreign electrical safety standards.

The FDA has broad regulatory powers with respect to pre-clinical and clinical testing of new medical products and the manufacturing, marketing and advertising of medical products. It requires that all medical devices introduced into the market be preceded either by a pre-market notification clearance order under section 510(k) of the Food, Drug and Cosmetic Act, or an approved pre-market approval application. A 510(k) pre-market notification clearance order indicates that the FDA agrees with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to another legally marketed medical device. The clearance of a pre-market approval application, on the other hand, indicates that the FDA has determined that the device has been proven, through the submission of clinical trial data and manufacturing quality assurance information, to be safe and effective for its labeled indications. The process of obtaining 510(k) clearance typically takes between three and six months, but can take substantially longer. The pre-market approval application review process, on the other hand, can last more than a year. To date, all of the medical monitoring and anesthesia systems we manufacture and sell in the United States have required only 510(k) pre-market notification clearance.

Such regulatory approvals, when granted, may entail limitations on the indicated uses for which a product may be marketed, and such product approvals, once granted, may be withdrawn if problems occur after initial marketing. Manufacturers of FDA-regulated products are subject to pervasive and continuing governmental regulation, including extensive recordkeeping requirements and reporting of adverse experiences associated with product’s manufacture and use. Compliance with these requirements is costly, and failure to comply can result in, among other things, fines, total or partial suspension of production, product recalls, failure of the FDA to review pending marketing clearances or approval applications, withdrawal of marketing clearances or approvals or even criminal prosecution.

We are also subject to regulation in the foreign countries in which we manufacture and market our medical monitoring and anesthesia systems. For example, the commercialization of medical devices in the European Union is regulated under a system that presently requires all medical devices sold in the European Union to bear the CE mark—an international symbol of adherence to quality assurance standards. Our manufacturing facilities in Hawthorne, California, Issaquah, Washington and Chesham, United Kingdom are all certified to the International Organization for Standardization’s ISO 13485 standard for medical device companies. They are also certified to the requirements of the European Medical Device Directive 93 / 42 EEC, which allows them to self-certify that newly manufactured products can bear the CE mark.

We believe we are in material compliance with all applicable federal, state and foreign regulations regarding the manufacture and sale of our medical monitoring and anesthesia delivery systems. Such regulations and their enforcement do, however, constantly change, and we cannot predict what effect, if any, such changes may have on our businesses in the future.

Environmental Regulations

We are subject to various federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling and disposal of certain hazardous substances and wastes used or generated in the manufacturing and assembly of our products. Under such laws, we may become liable for the costs of removal or remediation of certain hazardous substances that have been released on or in our facilities or that have been disposed of off-site as waste. Such laws may impose liability without regard to whether we knew of, or caused, the release of such hazardous substances. We have conducted Phase I environmental site assessments for each of our properties in the United States at which we manufacture products. The purpose of each such report is to identify, as of the date of such report, potential sources of contamination of the property from past and present activities or from nearby operations. In certain cases, we have conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants. We believe that we are currently in compliance with all material environmental regulations in connection with our manufacturing operations, and that we have obtained all material environmental permits necessary to conduct our business. The amount of hazardous substances and wastes produced and generated by us may increase in the future depending on changes in our operations. Any failure by us to comply with present or future regulations could subject us to the imposition of substantial fines, suspension of production, alteration of manufacturing process or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We have also been informed of soil and groundwater remediation efforts at a facility that our Ferson Technologies subsidiary previously leased in Ocean Springs, Mississippi. Ferson Technologies occupied the facility until October 2003. We believe that the owner and previous occupants of the facility have primary responsibility for such remediation and have an agreement with the facility’s owner under which the owner is responsible for remediation of pre-existing conditions. However, we are unable at this time to ascertain whether Ferson Technologies bears any exposure for remediation costs under applicable environmental regulations.

Competition

The markets in which we operate are highly competitive and characterized by evolving customer needs and rapid technological change. We compete with a number of other manufacturers, some of which have significantly greater financial, technical and marketing resources than we have. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, adapt more quickly to changes in customer requirements, have stronger customer relationships, have greater name recognition and may devote greater resources to the development, promotion and sale of their products than we do. As a result, we may not be able to compete successfully against current or future competitors in the security and inspection systems, medical monitoring and anesthesia systems, or optoelectronic devices and subsystems markets and future competitive pressures may materially and adversely affect our business, financial conditions and results of operations.

In the security and inspection market, competition is based primarily on such factors as product performance, functionality and quality, the overall cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence and breadth of sales and service organization. We believe that our principal competitors in the market for security and inspection products are the Security and Detection Systems division of L-3 Communications Corporation, the Smiths Detection division of Smiths Group plc, American Science and Engineering, Inc., GE Infrastructure, Security, a subsidiary of the General Electric Company, Science Applications International Corporation, Control Screening L.L.C., CEIA SpA, Garrett Electronics, Inc. and Nuctech Company Limited. Competition could result in price reductions, reduced margins and loss of market share. In the airline and airport security and inspection market, particularly in the upgrade and replacement market, we also compete for potential customers based on existing relationships between our competitors and the customers. Certain of our competitors have been manufacturing inspection systems since the 1980s and have established strong relationships with airlines, airports and other transportation security governing authorities. We believe that the image quality and resolution of certain of our security and inspection products is superior to the image quality offered by many of our competitors’ x-ray based inspection products. Additionally, our true multi-zone metal detection technology provides the ability to detect small metallic objects and offer higher levels of discrimination in weapons-screening applications. Although we also have established relationships with a number of airport and airline customers, we may not be able to compete successfully in the future with existing competitors or new entrants. In the cargo and vehicle inspection systems market, we compete for potential customers based on price, performance and the ability to design both standard and customized products. Several of our competitors have operated in this area for longer than we have. However, due to our recent successes in designing and delivering high-energy x-ray systems, we believe we have demonstrated our ability to compete effectively. Additionally, although our competitors in the cargo and vehicle inspection market each offer products in competition with one or more of our products, our ability to supply high-energy x-ray, gamma-ray and thermal neutron analysis systems means that we offer among the widest array of solutions available from a single supplier. This variety of technologies also permits us to offer unique hybrid systems to our customers that utilize two or more of these technologies, thereby optimizing flexibility, performance and cost to meet the customer’s unique application requirements.

In the medical monitoring and anesthesia delivery market, competition is also based on a variety of factors including product performance, functionality, value and breadth of sales and service organization. We believe that our principal competitors in the market for medical monitoring and anesthesia systems are Criticare Systems, Inc., Philips Medical Systems, GE Medical Systems, Dräger Medical, Datascope Corp., Nihon Kohden Corporation, Penlon Ltd. and Nellcor, a division of the Tyco International, Inc. Competition could result in price reductions, reduced margins and loss of our market share. We believe that our patient monitoring products are easier to use than the products of many of our competitors because we offer a consistent user interface throughout many of our product lines. In addition to this advantage, the monitoring products of our Spacelabs Medical subsidiary are backward/forward compatible, meaning that new Spacelabs Medical monitors can interface with existing Spacelabs Medical monitor models, thus offering investment protection to our customers. Finally, while some of our competitors are beginning to introduce portal technology, which allows remote access to data from the bedside monitor, central station or other point of care, we believe that our products are superior in bringing instant access to labs, radiology and charting at the point of care. Although we have established relationships with a number of large hospitals, we may not be able to successfully compete in the future with existing competitors or with new entrants.

In the optoelectronic devices and subsystems market, competition for optoelectronic devices and value-added subsystems is based primarily on such factors as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and on the ability to provide fully integrated services from application development and design through production. We believe that our major competitors in the optoelectronic device and subsystem market are PerkinElmer, Inc. and Hamamatsu Corporation. Because we specialize in custom subsystems requiring a high degree of engineering expertise, we believe that we generally do not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components.

Backlog

We measure our backlog as orders for which purchase orders or contracts have been signed, but which have not yet been shipped and for which revenues have not yet been recognized. We typically ship our security and inspection systems, medical monitoring and anesthesia systems and optoelectronic devices and value-added subsystems within one to several months after receiving an order. However, such shipments may be delayed for a variety of reasons including any special design or engineering requirements of the customer. In addition, large orders (more than ten machines) of security and inspection products typically require more lead-time.

Cargo and vehicle inspection systems may require several months to several years lead-time. We have experienced some significant shipping delays associated with our cargo and vehicle inspection systems. Such delays can occur for many reasons, including: (i) additional time necessary to conduct inspections at the factory before shipment; (ii) a customer’s need to engage in time-consuming special site preparation to accommodate the system, over which we have no control or responsibility; (iii) additional fine tuning of such systems once they are installed; (iv) design or specification changes by the customer; and (v) delays originating from other contractors on the project.

As of June 30, 2005, our backlog totaled approximately $94.7 million, compared to approximately $84.9 million as of June 30, 2004 and approximately $53.0 million at June 30, 2003. We expect to ship most of our backlog as of June 30, 2005 during fiscal year 2006. Sales orders underlying our backlog are firm orders. Moreover, from time to time, we may agree to permit the cancellation of an order on a negotiated basis. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and cannot be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

As of June 30, 2005, we employed approximately 2,340 people, of whom 1,070 were employed in manufacturing, 255 were employed in research and development, 280 were employed in finance and administration, 335 were employed in sales and marketing and 400 were employed in service capacities. Of the total employees, approximately 1,465 were employed in North America and South America, 500 were employed in Asia and 375 were employed in Europe. Eleven employees of our Advanced Microelectronics AS subsidiary in Norway and eight employees of our Rapiscan Systems Oy subsidiary in Finland are union members and have collective bargaining rights. None of our other employees are unionized. We have never experienced a work stoppage or strike, and management believes that its relations with employees are good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-202-551-6551. In addition, the Securities and Exchange Commission maintains an Internet website (http://www.sec.gov) that contains reports, proxy statements and other information that issuers are required to file electronically.

Our Internet address is: http://www.osi-systems.com. We make available, free-of-charge through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and reports filed pursuant to Section 16 of the Exchange Act. We do so as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

As of June 30, 2005, we owned four facilities. Three are located in Hawthorne, California (approximately 88,000 square feet). They are used by each of our security and inspection systems, medical monitoring and anesthesia systems and optoelectronic devices and value-added subsystems segments for administrative, manufacturing, engineering, sales and marketing purposes. They also constitute our corporate headquarters. We also own one building in Horley, England (approximately 59,000 square feet). Our security and inspection systems and medical monitoring and anesthesia systems groups use this facility for manufacturing, engineering, sales and marketing functions.

As of June 30, 2005, we leased all of our other facilities. The following table lists our principal physical properties (i.e., facilities greater than 10,000 square feet):

Location	Description of Facility	Approximate Square Footage	Expiration
Camarillo, California	Manufacturing, engineering, sales and marketing and service for our optoelectronics and value-added subsystems group	60,000	2010

Hawthorne, California	Manufacturing, engineering, sales and marketing and service for our security and inspection systems group	41,600	2006

Santa Clara, California	Manufacturing, engineering, sales and marketing for our security and inspection systems group	36,000	2006

Location	Description of Facility	Approximate Square Footage	Expiration
Sunnyvale, California	Manufacturing, engineering, sales and marketing for our security and inspection systems group	28,300	2007

Upland, California	Manufacturing, engineering, sales and marketing for our optoelectronics and value-added subsystems group	22,000	2008

Orlando, Florida	Manufacturing, engineering, sales and marketing and service for our optoelectronics and value-added subsystems group	19,300	2008

North Andover, Massachusetts	Manufacturing, engineering, sales and marketing for our optoelectronics and value-added subsystems group	35,200	2010

Ocean Springs, Mississippi (1)	Manufacturing, engineering sales and marketing for our security and inspection systems and optoelectronics and value-added subsystems groups	12,800	2005

Issaquah, Washington (2)	Manufacturing, engineering, sales and marketing and service for our medical monitoring and anesthesia systems group	202,600	2014

Espoo, Finland	Manufacturing, engineering, sales and marketing for our security and inspection systems and medical monitoring and anesthesia systems groups	18,500	2006

Cherlapally, India	Manufacturing and engineering for our security and inspection systems, medical monitoring and anesthesia systems and optoelectronics and value-added subsystems groups	44,700	2009

Secunderabad, India (3)	Manufacturing and engineering for our security and inspection systems, medical monitoring and anesthesia systems and optoelectronics and value-added subsystems groups	16,900	2005

Johor Bahru, Malaysia (4)	Manufacturing, engineering sales and service for our security and inspection systems, medical monitoring and anesthesia systems and optoelectronics and value-added subsystems groups	99,000	2005-2006

Horten, Norway	Manufacturing, engineering, sales and marketing for our optoelectronics and value-added subsystems group	19,800	2008

Chesham, United Kingdom (5)	Manufacturing, engineering, sales and marketing for our medical monitoring and anesthesia systems group	18,800	2006-2009

Crawley, United Kingdom (6)	Manufacturing, engineering, sales and marketing for our security and inspection systems and medical monitoring and anesthesia systems groups	30,300	2005-2011

(1)	On July 29, 2005 we purchased this facility in Ocean Springs, Mississippi that we had previously been leasing. We intend to continue to use this facility for manufacturing, engineering and sales functions for our security and inspection systems and optoelectronics and value-added subsystems groups.
(2)	This lease of the 202,600 square foot facility in Issaquah, Washington, is composed of two leases in the same facility. One is a 107,000 square foot facility lease and the other is a 95,600 square foot facility lease. Both will terminate in December 2014.
(3)	The lease of the 16,900 square foot facility in Secunderbad, India is composed of four leases in the same or in a nearby facility: (i) two 5,500 square foot facility leases that will both terminate in September 2005, (ii) a 3,700 square foot facility lease that will terminate in September 2005 and (iii) a 2,200 square foot facility lease that will terminate in October 2005. In June 2005, we signed a 44,700 square foot facility lease in Cherlapally, India and intend to relocate all of our manufacturing and engineering work that is currently being performed in our Secunderbad facilities.
(4)	The lease of the 99,000 square foot facility in Johor Bahru, Malaysia is composed of three leases: (i) a 76,000 square foot facility lease that will terminate in December 2005, (ii) a 16,000 square foot facility lease that will terminate in January 2006 and (iii) a 7,000 square foot facility lease that will terminate in September 2005. We expect that both of the 76,000 square foot facility and 16,000 square foot facility leases will be renewed on similar terms. We do not currently intend to renew the 7,000 square foot facility lease.
(5)	This lease of the 18,800 square foot facility in Chesham, United Kingdom is composed of four leases in the same or in a nearby facility: (i) a 12,300 square foot facility lease that will terminate in December 2009, (ii) a 2,700 square foot facility lease that will terminate in March 2008, (iii) a 2,400 square foot facility lease that will expire in September 2006 and (iv) a 1,400 square foot facility lease that will expire in July 2007.
(6)	The lease of the 30,300 square foot facility in Crawley, United Kingdom is composed of three leases in the same or in a nearby facility: (i) a 13,900 square foot facility lease that will terminate in March 2011, (ii) a 10,000 square foot facility lease that will terminate in February 2009 and (iii) a 6,400 square foot facility lease that will terminate in December 2005.

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

In November 2002, L-3 Communications Corporation brought suit against us for a declaratory judgment that L-3 Communications Corporation had not breached its obligations to us concerning the acquisition of PerkinElmer, Inc.’s Security Detection Systems Business. In February 2003, we answered and asserted counterclaims against L-3 Communications Corporation for, among other things, fraud, breach of fiduciary duty, breach of contract and failure to negotiate in good faith. In March 2003, L-3 Communications Corporation amended its complaint and asserted claims against us for breach of contract, failure to negotiate in good faith and tortious interference. In its amended complaint, L-3 Communications Corporation requested both a declaratory judgment that it had fulfilled its obligations and an award of damages for an unspecified amount. In March 2005, the court in this action ruled that as a matter of law, L-3 Communications Corporation owed us a fiduciary duty. These actions are pending in the District Court for the Southern District of New York.

During 2003 and 2004, we were informed that Science Applications International Corporation (“SAIC”) had made statements to prospective buyers of our gamma ray mobile detection system product that our product infringed upon unspecified SAIC patents. In April 2004, we received a letter from SAIC specifying a patent upon which SAIC claimed our product infringed. Contrary to SAIC’s claim, the patent cited by SAIC actually distinguished the technology used in our product as a different, pre-existing technology. We therefore filed a lawsuit in the U.S. District Court, Central District of California for declaratory judgment. SAIC has since counter-claimed for patent infringement, citing the same patent and unfair competition.

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

In February 2005, Electromedical, a Greek distribution company, filed an action in the courts of Greece claiming that Spacelabs orally agreed to appoint Electromedical as Spacelabs’ exclusive Greek distributor, but failed to do so. Electromedical claims that it incurred significant expenses as a result of Spacelabs’ actions and demands Euro 872,414 (approximately $1,054,000 as of June 30, 2005) in compensation.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” we have not accrued for loss contingencies relating to the above matters because we believe that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to us, the impact on our results of operations, financial position and/or liquidity could be material.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

Our Common Stock is traded on the NASDAQ National Market under the symbol “OSIS”.

The following table sets forth the high and low sale prices of a share of our Common Stock as reported by the NASDAQ National Market on a quarterly basis for the fiscal years ended June 30, 2004 and June 30, 2005. The prices shown reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2004:	High	Low

Quarter ended September 30, 2003	$18.40	$13.76
Quarter ended December 31, 2003	$19.92	$17.06
Quarter ended March 31, 2004	$23.17	$17.18
Quarter ended June 30, 2004	$25.30	$18.03

2005:	High	Low

Quarter ended September 30, 2004	$19.97	$14.41
Quarter ended December 31, 2004	$23.40	$15.50
Quarter ended March 31, 2005	$22.70	$16.06
Quarter ended June 30, 2005	$17.78	$13.80

As of September 23, 2005, there were approximately 114 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)
April 1, 2005 to April 30, 2005	—	—	—	1,488,000
May 1, 2005 to May 31, 2005	157,027	$14.25	157,027	1,330,973
June 1, 2005 to June 30, 2005	—	—	—	1,330,973

Total	157,027	$14.25	157,027	1,330,973

(1)	In March 1999, our Board of Directors authorized a stock repurchase program for the repurchase of up to 2 million shares of our Common Stock. In September 2004, we increased the number of shares available for repurchase under the stock repurchase program by 1 million shares. In May 2005, we repurchased 157,027 shares of our Common Stock at an average price of $14.25 per share. At June 30, 2005, 1,330,973 shares were available for repurchase under the program.

Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of June 30, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,775,148	$16.41	790,801
Equity participation plans not approved by security holders	—	—	—

Total	1,775,148	$16.41	790,801

(1)	Includes shares of our Common Stock issuable upon exercise of options from our 1987 Incentive Stock Option Plan and our 1997 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2005 and is derived from our consolidated financial statements. The consolidated financial statements as of June 30, 2004 and 2005, and for each of the years in the three-year period ended June 30, 2005, and the report of independent registered public accounting firm thereon, are included elsewhere in this Annual Report on Form 10-K. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2001	2002	2003	2004 (1)	2005 (1)
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues	$111,099	$124,230	$182,644	$247,069	$385,041
Cost of goods sold	80,851	85,908	122,661	163,712	243,415

Gross profit	30,248	38,322	59,983	83,357	141,626
Operating expenses:
Selling, general and administrative	21,572	21,647	29,160	54,161	116,245
Research and development	6,671	6,434	8,865	14,638	30,537
Goodwill amortization	488	402	—	—	—
Management retention bonus (2)	—	—	—	1,104	1,824
Restructuring costs (3)	—	—	—	1,061	—

Total operating expenses	28,731	28,483	38,025	70,964	148,606

Income (loss) from operations	1,517	9,839	21,958	12,393	(6,980)
Gain on sale of subsidiary (4)	2,967	—	—	—	—
Gain on sale of investment (5)	1,119	—	—	—	—
Gain on sale of marketable securities (6)	—	—	1,767	376	—
Write-off of deferred acquisition costs (7)	—	—	(608)	—	—
Write down of equity investments (8)	—	—	(1,433)	(247)	(182)
Interest expense	(1,417)	(653)	(380)	(283)	(807)
Interest income	422	814	1,166	863	196

Income (loss) before income taxes and minority interest	4,608	10,000	22,470	13,102	(7,773)
Provision (benefit) for income taxes	1,250	3,000	6,521	3,316	(5,309)

Income (loss) before minority interest	3,358	7,000	15,949	9,786	(2,464)
Minority interest	146	(79)	(156)	170	69

Net income (loss)	$3,504	$6,921	$15,793	$9,956	$(2,395)

Net income (loss) available to common shareholders (diluted)	$3,504	$6,921	$15,793	$9,956	$(2,502)

Basic earnings (loss) per common share	$0.39	$0.63	$1.13	$0.68	$(0.15)

Diluted earnings (loss) per common share	$0.38	$0.60	$1.09	$0.65	$(0.15)

Weighted average shares outstanding (diluted)	9,115,673	11,478,371	14,513,374	15,236,399	16,222,998

	Year Ended June 30,
	2001	2002	2003	2004 (1)	2005 (1)
	(In thousands, except share and per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents (9)	$4,467	$67,604	$94,246	$39,879	$14,623
Working capital (9)	46,314	115,631	141,916	143,398	124,398
Total assets (9)	92,396	175,358	229,538	331,801	347,120
Long term debt	7,003	4,463	1,838	32	4,852
Total debt	9,728	7,088	4,463	2,553	21,103
Total shareholders’ equity (9)	$62,481	$135,734	$180,399	$227,482	$223,627

(1)	Results of operations for the fiscal years ended June 30, 2004 and 2005, and our financial position as of June 30, 2004 and 2005 incorporate the effect of several acquisitions, including Spacelabs Medical. See Item 7. “Management’s Discussions and Analysis of Financial Condition and Results of Operations.”
(2)	Represents an expense resulting from retention obligations of key personnel of Spacelabs Medical. For the year ended June 30, 2005, the expense had the effect of decreasing income from operations by $1.8 million, net income by $1.1 million and net income available to common shareholders by $1.1 million. For the year ended June 30, 2004, the expense had the effect of decreasing income from operations by $1.1 million, net income by $784,000 and net income available to common shareholders by $784,000.
(3)	Represents a charge resulting from consolidating and restructuring certain subsidiaries. For the fiscal year ended June 30, 2004, the charge had the effect of decreasing income from operations by $1.1 million, net income by $753,000, and net income available to common shareholders by $753,000.
(4)	Represents the gain on the sale of Silicon Microstructures, Inc.
(5)	Represents the gain on the sale of an equity investment.
(6)	Represents the gain on the sale of marketable securities classified as available-for-sale.
(7)	Represents professional fees and other transaction costs related to our agreement with L-3 Communications Corporation for the joint acquisition of certain detection and security businesses then owned by PerkinElmer, Inc. In November 2002, L-3 Communications Corporation terminated this transaction prior to consummation.
(8)	Represents the recognition of an other-than-temporary impairment of an equity investment.
(9)	The increase in fiscal year 2004 includes net proceeds of $31.0 million received under a private placement. The increase in fiscal year 2003 includes net proceeds of $20.5 million received under a private placement. The increase in fiscal year 2002 includes net proceeds of $56.8 million received under private placements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives and future financial position, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “believe,” “expect,” “may,” “could,” “likely to,” “should,” or “will,” or by discussions of strategy that involve risks and uncertainties. These forward-looking statements include assertions regarding anticipated future revenues, sales, operations, demand, competition, capital expenditures, credit arrangements and other claims regarding matters that are not historical facts, involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate.

Factors that may cause or contribute to such differences include those discussed in “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as

well as elsewhere in this Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements.

All forward-looking statements contained in this Annual Report on Form 10-K are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a vertically integrated, worldwide provider of security and inspection systems, medical monitoring and anesthesia systems and optoelectronic devices and value-added subsystems.

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

We now operate in three identifiable industry segments: (a) security and inspection systems, (b) medical monitoring and anesthesia systems and (c) optoelectronic devices and value-added subsystems. Both the security and inspection systems and the medical monitoring and anesthesia systems groups comprise primarily end-product businesses, whereas the optoelectronic devices and value-added subsystems group primarily supplies components and subsystems to original equipment manufacturers and to our businesses in our security and inspection systems and the medical monitoring and anesthesia systems groups. All inter-company sales are eliminated in consolidation. Further information concerning reporting segments is available in Note 13 to our consolidated financial statements.

We design, manufacture and market security and inspection systems worldwide to end users under the “Rapiscan Systems” name. Rapiscan Systems products are used to inspect baggage, cargo, people, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems products fall into four categories: baggage and parcel inspection, cargo and vehicle inspection, hold baggage screening and people screening.

Our medical monitoring and anesthesia systems businesses design, manufacture and market their products worldwide to end users under several brand names. Our medical monitoring systems, network and connectivity solutions, ambulatory blood pressure monitors and related services are sold under the “Spacelabs Medical” brand name. Our anesthesia systems and components are sold under the “Blease” brand name. Our arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools, are sold under the “Dolphin” brand name and our peripheral bone densitometers and ultrasound bone sonometers are sold under the “Osteometer” brand name.

Our optoelectronic devices and value-added subsystems are used in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical diagnostics, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We design and manufacture optoelectronic devices and value-added subsystems worldwide for others through original equipment manufacturer arrangements, as well as for our own security and medical equipment businesses.

In fiscal year 2005, revenues from the sale of security and inspection products amounted to $123.2 million, or approximately 32% of our revenues, revenues from the sale of medical monitoring and anesthesia systems were $195.7 million or 51% of our revenues, while revenues from the sale of optoelectronic devices and value-added subsystems amounted to $66.1 million, or approximately 17% of our revenues.

Our security and inspection systems group has continued to grow, despite challenges it faces in the cargo and vehicle inspection systems market segment. Our baggage and parcel inspection and people screening products continue to perform to our expectations. In recent years, we have invested significantly in the development of cargo and vehicle inspection systems and advancements in hold baggage screening systems. These investments include both the internal development of technologies and products, the acquisition of companies such as Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation) and Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), and our investment in CXR, a company we now wholly own.

The cargo and vehicle inspection systems market is still in its infancy and therefore has not generated significant sales. However, we anticipate that the United States Government will establish standards for cargo and vehicle inspection at airports, border crossings and seaports and that the establishment of these standards will create a larger market for our products. The United States Government continues to invest in research and development and testing of various cargo and vehicle inspection technologies and we participate substantially in these activities. However, as a result of our investments in cargo and vehicle inspection technologies and explosive detection systems, our security and inspection system group recorded an operating loss for the year. We offer a broad line of security and inspection screening products and technologies as compared to our competitors and therefore anticipate that we will be well-positioned to take advantage of market opportunities when they arise.

Our medical monitoring and anesthesia systems group grew substantially in fiscal year 2005 as we benefited from a full year of revenues from Spacelabs Medical, a global manufacturer and distributor of patient monitoring and clinical information systems that we acquired in March 2004 from Instrumentarium Corporation, now a subsidiary of General Electric Company. The acquisition price was approximately $47.9 million in cash (net of cash acquired), including acquisition costs. Spacelabs Medical, based in Issaquah, Washington is a leading global manufacturer and distributor of patient monitoring systems for critical care and anesthesia, wired and wireless networks, clinical information connectivity solutions, ambulatory blood pressure monitors and medical data services. These are areas in which we have considerable interest as they represent a natural extension of our engineering and manufacturing expertise and will add to our presence in the medical device industry.

In addition, we recently strengthened our perioperative products portfolio with the acquisition in February 2005 of Blease, a United Kingdom-based manufacturer and distributor of anesthesia delivery systems, ventilators and vaporizers. Consideration for the acquisition of Blease consisted of a cash payment of $9.3 million (net of cash acquired), including acquisition costs. Furthermore, during the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $11.2 million as of June 30, 2005).

Other products offered by our medical monitoring and anesthesia systems group are experiencing growth, especially our pulse oximetry instruments which compete directly with products sold by Nellcor, the current market leader in this area who owns key patents which have recently expired in the United States and other countries. Overall, our medical monitoring and anesthesia systems group was profitable during fiscal year 2005 and should continue to generate profits as we consolidate and realize certain synergies stemming from the acquisitions of Spacelabs Medical and Blease.

Our optoelectronic devices and value-added subsystems group met our expectations during fiscal year 2005, with the exception of our defense optoelectronics businesses. Our defense optoelectronics businesses sell primarily to lead systems integrators, some of whom recently lost certain significant defense-related contracts. As a result, sales by our defense optoelectronics businesses declined, but were offset by growth in our commercial optoelectronics and value-added subsystems manufacturing operations.

During fiscal year 2005 we began exploring strategic alternatives for our business groups. Our medical monitoring and anesthesia systems group has grown from approximately $11 million in annual revenues in fiscal year 2003 to approximately $196 million in fiscal year 2005, primarily as a result of the acquisitions of Spacelabs

Medical and Blease. As a result and in connection with these efforts, we engaged Collins Stewart, a London-based investment bank to pursue the public offering and listing of approximately 30% to 35% of the equity in Spacelabs Healthcare, a newly formed subsidiary comprising the business operations of the medical monitoring and anesthesia systems group. This offering and listing is planned in the United Kingdom on the AIM Exchange, which is owned and administered by the London Stock Exchange. The shares in Spacelabs Healthcare will not be offered or sold in the United States. Under Securities and Exchange Commission regulations, U.S. residents are prohibited from participating in this proposed offering of shares, and any shares offered cannot be acquired by U.S. residents for a period of twelve months from the date of the offering. Comparable companies of similar size and technologies have been valued at approximately one times revenue. We currently expect to complete the proposed transaction during the second quarter of fiscal year 2006. However, the completion of the listing remains fully subject to a number of factors, including regulatory approvals and our satisfaction with the valuation, which may not occur.

Overall as a company, we also continue to move towards the consolidation of our various businesses. In March 2004, we rebranded our security and inspection systems businesses under the “Rapiscan Systems” name. We have done so in order to generate manufacturing, sales force and administrative related efficiencies and to increase productivity. In addition, we continue to invest in critical areas such as sales, marketing and research and development. Our gross margin is dependent on our product mix. As our medical monitoring and anesthesia systems businesses grew and generated over 50% of our revenues in fiscal year 2005, our gross margin as a percentage of revenues has increased. However, our operating expenses as a percentage of revenues have also increased as our medical monitoring and anesthesia systems segment has higher operating expenses as a percentage of revenues as compared to our other segments.

Certain legal expenditures related to two lawsuits and costs associated with the implementation of and audit requirements imposed by the Sarbanes-Oxley Act of 2002 have contributed to our operating loss for the year. We are currently involved in two legal proceedings that have resulted in high litigation-related expenses, namely our lawsuit with L-3 Communications Corporation, which commenced in November 2002 and stems from circumstances surrounding the acquisition by L-3 Communications Corporation of PerkinElmer, Inc.’s Security Detection Systems Business and our lawsuit with Science Applications International Corporation, which commenced in April 2004 and stems from patent infringement claims related to a gamma-ray mobile detection system product we sell. These high levels of legal and audit-related expenses are expected to continue.

We engage in significant international operations. We currently manufacture our security and inspection systems at our facilities in Hawthorne, Santa Clara and Sunnyvale, California and Ocean Springs, Mississippi and internationally in India, Finland, Malaysia and the United Kingdom. Our medical monitoring and anesthesia systems are currently manufactured at our facilities in Hawthorne, California and Issaquah, Washington and internationally in the India, Malaysia, Singapore and the United Kingdom. Our optoelectronic devices and value-added subsystems are manufactured in Camarillo, Hawthorne, Newbury Park and Upland, California, Ocean Springs, Mississippi, North Andover, Massachusetts, and internationally in India, Malaysia, Norway and Singapore. As of June 30, 2005, we marketed our products worldwide through approximately 335 sales and marketing employees located in more than a dozen countries, in addition to a global network of independent sales representatives. Revenues from shipments made outside of the United States accounted for 51% of revenues in fiscal year 2003, 41% of revenues in fiscal year 2004, and 40% of revenues in fiscal year 2005. Information regarding our revenues and identifiable assets attributable to each of our business segments is set forth in Note 13 in our Consolidated Financial Statements.

Related-Party Transactions

In 1994, we, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our chairman and chief executive officer owns a 10.5% interest, and the president of Rapiscan Systems owns a 4.5% ownership interest. Our initial investment was $108,000. For the years ended June 30, 2003, 2004 and 2005 our equity earnings in the joint venture amounted to $249,000, $317,000 and $213,000, respectively, and are included in selling, general and administrative expenses. During the year ended June 30, 2001, we increased our initial investment by $39,000. Our ownership interest remained at 36% as all the shareholders increased their respective investments proportionately. We, our chairman and chief executive officer and the president of Rapiscan Systems collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of our subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for the fiscal years ended June 30, 2003, 2004 and 2005 were approximately $468,000, $677,000 and $178,000, respectively.

We have contracted with entities owned by members of our Board of Directors to provide messenger services, auto rental and printing services. Included in cost of sales, selling, general and administrative expenses for the fiscal years ended June 30, 2003, 2004 and 2005 are approximately $101,000, $70,000 and $60,000 for messenger service and auto rental, and $104,000, $73,000 and $67,000 for printing services, respectively.

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

Revenue Recognition.    We recognize revenue upon shipment of products when title and risk of loss passes, and when terms are fixed and collection is probable. In accordance with the terms of Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force 00-21 “Revenue Arrangements with Multiple Deliverables,” where installation services, if provided, are essential to the functionality of the equipment, the portion of revenue for the sale attributable to installation is deferred and recognized when the installation services are provided. In an instance where terms of sale include subjective customer acceptance criteria, revenue is deferred until the acceptance criteria are met. Concurrent with the shipment of the product, we accrue estimated product return reserves and warranty expenses. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not the customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognized. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product.

We undertake projects that include the design, development and manufacture or fabrication of large, complex cargo and vehicle inspection systems that are specially customized to our customer’s specifications or that involve fixed-site construction. Sales under such contracts are recorded under the percentage-of-completion method in accordance with Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Critical estimates made by management related to revenue recognition under the percentage-of-completion method include the estimation of costs at completion and the determination of the overall margin rate on the specific project.

Revenues from separate service maintenance contracts are recognized ratably over the term of the agreements. For other services, service revenues are recognized as the services are performed. Deferred revenue for services arises from advance payments received from customers for services not yet performed. We record billed shipping and handling fees as revenue and the associated costs as cost of goods sold.

Accounts Receivable.    The allowance for doubtful accounts involves estimates based on management’s judgment, review of individual receivables and analysis of historical bad debts. We adjust customer credit limits based upon each customer’s payment history and current credit worthiness, as determined by credit information available at that time. We continuously monitor collections and payments from our customers and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory.    Inventory is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. We write down inventory for slow-moving and obsolete inventory based on assessments of future demands, market conditions and customers who may be experiencing financial difficulties. If these factors are less favorable than those projected, additional inventory write-downs may be required.

Deferred Tax Asset Valuation Allowance.    We record a valuation allowance to reduce our deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that we will not realize some portion or all of our deferred tax assets. We base our determination of the need for a valuation allowance on an on-going evaluation of past and current evidence, including, among other things, historical earnings, estimates of future earnings, the backlog of customer orders and the expected timing of deferred tax asset reversals. We charge or credit adjustments to the valuation allowance to income tax expense in the period in which these determinations are made. If we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period this determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would establish a valuation allowance for the deferred tax asset and would reduce net income in the period this determination was made.

Goodwill.    We account for goodwill and intangible assets in accordance SFAS No. 142 “Goodwill and Other Intangible Assets.” We assess impairment on an annual basis or on an interim basis if events occur or circumstances change that reduce the fair value of a reporting unit below its carrying value. This assessment requires the determination of the fair value of each reporting unit as compared to its carrying value. We determine the fair value of our reporting units on the income approach which requires the use of estimates of future revenues, cash flows and capital expenditures, as well as market trends and growth. We believe these estimates and assumptions to be reasonable, although they are inherently unpredictable and uncertain and actual results may differ from these estimates.

Results of Operations

The following table sets forth certain income and expenditure items as a percentage of total revenues for the periods indicated.

	Year Ended June 30,
	2003	2004	2005
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	67.2	66.3	63.2

Gross profit	32.8	33.7	36.8
Operating Expenses:
Selling, general and administrative	16.0	21.9	30.2
Research and development	4.8	5.9	7.9
Restructuring costs	—	0.4	—
Management retention bonus	—	0.5	0.5

Total operating expenses	20.8	28.7	38.6
Income (loss) from operations	12.0	5.0	(1.8)
Gain on sale of marketable securities	1.0	0.2	—
Write-off of deferred acquisition costs	(0.3)	—	—
Write down of equity investments	(0.8)	(0.1)	—
Interest income (expense)	0.4	0.2	(0.2)

Income (loss) before provision for income taxes and minority interest	12.3	5.3	(2.0)
Provision (benefit) for income taxes	3.6	1.3	(1.4)

Income (loss) before minority interest	8.7	4.0	(0.6)
Minority interest	(0.1)	—	—

Net income (loss)	8.6	4.0	(0.6)

Comparison of Fiscal Year Ended June 30, 2005 to Fiscal Year Ended June 30, 2004

Revenues.    Revenues consist of sales of security and inspection products, medical monitoring and anesthesia systems and optoelectronic devices and value-added subsystems. Revenues are recorded net of inter-company eliminations. Revenues for the fiscal year ended June 30, 2005 increased by $137.9 million, or 56%, to $385.0 million, compared to $247.1 million for the fiscal year ended June 30, 2004.

Revenues from the sale of security and inspection products increased by $5.4 million, or 5%, to $123.2 million, compared to $117.8 million for fiscal year 2004. The increase was primarily attributable to an increase in the sales volume of our people screening systems and an increase in service revenues, offset by lower sales of baggage and parcel inspection systems to the U.S. Transportation Security Administration.

Revenues for the sale of medical monitoring and anesthesia systems increased by $135.0 million, or 222%, to $195.7 million, compared to $60.7 million for fiscal year 2004. The increase was primarily attributable to the inclusion of the revenues of Spacelabs Medical, a company we acquired in March 2004. The increase was also attributable to the inclusion of revenues of Blease, a company we acquired in February 2005, as well as to growth in our pulse oximetry business. The revenue impact of Spacelabs Medical and Blease for the fiscal year ended June 30, 2005 was $178.6 million, as compared to $47.2 million for the fiscal year ended June 30, 2004.

Revenues for the sale of optoelectronic devices and value-added subsystems decreased by $2.5 million, or 4%, to $66.1 million, compared to $68.6 million for fiscal year 2004. This result was primarily due to lower sales of defense optoelectronics, offset partially by increased sales of commercial optoelectronics.

Gross Profit.    Gross profit consists of revenues less cost of goods sold. Cost of sales consists of material, labor and manufacturing overhead. Gross profit increased by $58.2 million, or 70%, to $141.6 million, compared to $83.4 million for fiscal year 2004. As a percentage of revenues, gross profit increased to 36.8% in fiscal year 2005 from 33.7% in fiscal year 2004. The increase in gross profit as a percentage of revenues, or gross margin, was primarily attributable to the inclusion of Spacelabs Medical, which generally has a higher gross margin, but also higher operating expenses. The increase is also attributable to a change in estimated warranty provision of approximately $2.1 million due to lower than expected warranty claims on a specific product sold by the medical monitoring and anesthesia systems group. The increase was partially offset by the negative impact on margins of current cargo and vehicle inspection projects undertaken by the security and inspection systems group, consisting of either first-of-a-kind projects with new technologies, or development grants with minimal margins and large up-front engineering costs. The increase was also partially offset by lower sales of defense optoelectronics.

Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the year ended June 30, 2005, such expenses increased by $62.0 million, or 114%, to $116.2 million, compared to $54.2 million for fiscal year 2004. As a percentage of revenues, selling, general and administrative expenses increased to 30.2% in fiscal year 2005 from 21.9% in fiscal year 2004. The increase in selling, general and administrative expenses for fiscal year 2005 as compared to the prior year period was primarily attributable to the inclusion of selling, general and administrative expenses of Spacelabs Medical, a company we acquired in March 2004, Blease, a company we acquired in February 2005 and Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation), a company we acquired in January 2004. The selling, general and administrative expenses of these three companies totaled $61.7 million for the fiscal year ended June 30, 2005, compared to $16.9 million for the fiscal year ended June 30, 2004. The increase was also partially attributable to higher sales and marketing expenses by our security and inspection systems group related to efforts aimed at developing a broader market for cargo and vehicle inspection and hold baggage screening systems, as well as the establishment of a bad debt reserve of $2.5 million for an international cargo and vehicle inspection system receivable. We are actively pursuing the collection of this receivable or repossession of the equipment. Finally, our corporate group also contributed to the increase in selling, general and administrative expenses due to higher legal expenses related to two legal proceedings, implementation expenses incurred to comply with the Sarbanes-Oxley Act of 2002, increased administrative headcount, outside consulting fees and legal settlement costs related to a dispute with the former president of Spacelabs Medical. Legal expenses related to two legal proceedings and implementation expenses related to compliance with the Sarbanes-Oxley Act of 2002 were $6.6 million for the fiscal year ended June 30, 2005, as compared to $1.9 million for the fiscal year ended June 30, 2004. These expenses are partially offset by collections of approximately $1.8 million in recoveries of accounts receivable previously written off.

Research and Development.    Research and development expenses include research related to new product development and product enhancement expenditures. For the year ended June 30, 2005, such expenses increased by $15.9 million, or 109%, to $30.5 million, compared to $14.6 million in fiscal year 2004. As a percentage of revenues, research and development expenses increased to 7.9% in fiscal year 2005 from 5.9% in fiscal year 2004. The increase in research and development spending was partially due to the inclusion of the research and development of Spacelabs Medical, a company we acquired in March 2004, Blease, a company we acquired in February 2005 and OSI Laserscan a business we began to operate in November 2003. Research and development expenses for these three businesses amounted to $15.1 million for the fiscal year ended June 30, 2005, as compared to $4.0 million for the fiscal year ended June 30, 2004. The increase in research and development expense was also attributable to increased spending on our automated hold baggage screening and cargo and vehicle inspection systems.

Management Retention Bonus.    Pursuant to the purchase agreement with Instrumentarium Corporation for the acquisition of Spacelabs Medical, we assumed management retention bonus agreements for key personnel of Spacelabs Medical. Approximately $450,000 of the retention bonuses were earned following the acquisition date and were paid in June 2004. The remaining retention bonuses vest over a two-year period beginning either October 9, 2003 or March 19, 2004. As of June 30, 2004, we accrued a total of $2.6 million, of which $1.9 million related to the period prior to the acquisition of Spacelabs Medical. During the fiscal year ended June 30, 2005, we paid approximately $2.3 million in bonuses and we recognized expense of approximately $1.8 million.

The current estimate of total retention bonuses paid and to be paid under these agreements is approximately $5.4 million. As of June 30, 2005, we accrued a total of $2.1 million for the retention bonuses. The accrual is included in accrued payroll and related expenses as of June 30, 2004 and 2005.

Restructuring Charges.    In fiscal year 2004, we consolidated manufacturing processes and facilities of certain businesses of our medical monitoring and anesthesia systems and optoelectronic and value-added subsystems businesses. These consolidations resulted in a pre-tax charge of $1.1 million. The consolidation consisted primarily of write-offs of equipment and leasehold improvements of $993,000 that were retired during the period and charge related to clean up of a vacated facility of $60,000. We do not expect to incur further costs in relation to theses consolidations. These charges were recorded as restructuring charges in our consolidated financial statements for the fiscal year ended June 30, 2004. These charges were calculated in accordance with SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Exit or Disposal Activities”. In fiscal year 2005, there were no such restructuring charges.

Income from Operations.    Income from operations for fiscal year 2005 decreased by $19.4 million, resulting in a loss from operations of $7.0 million, as compared to income from operations of $12.4 million in fiscal year 2004. The decrease in income from operations was primarily due to the negative impact on gross margins of current cargo and vehicle inspection installations performed by the security and inspection systems group, which installations consisted of either first-of-a-kind projects incorporating new technologies or which were funded by development grants carrying minimal margins and large up-front engineering costs. The decrease in income from operations was also due to increased general and administrative expenses and research and development expenses, partially offset by higher gross profit from the medical monitoring and anesthesia systems business.

Gain on Sale of Marketable Securities.    In the fiscal year ended June 30, 2004, we realized a gain on sale of marketable securities of $376,000.

Write Down of Equity Investments.    During the fiscal year ended June 30, 2004, we recognized in our consolidated statement of operations a write down of equity investment of $247,000 and in the fiscal year ended June 30, 2005, we recognized a write down of $182,000.

In June 2004, QuadraMed, Corp., a publicly traded company, purchased for cash and restricted shares of QuadraMed Corp., our investment in Tempus Software, a privately held software company whose shares we had acquired in connection with our acquisition of Spacelabs Medical. As of March 31, 2005, the fair value of QuadraMed, Corp. shares had decreased based on the market price of QuadraMed, Corp. shares. Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), we concluded that an other-than-temporary decline in value had occurred, and we recorded an $182,000 write down of this investment. However, as of June 30, 2005, the market price of QuadraMed, Corp. shares had recovered, increasing the value of our investment by $154,000 to $799,000. Pursuant to SFAS 115, this increase has been recorded as a component of other comprehensive income. The restriction on the sale of our QuadraMed, Corp. shares lapsed on of June 30, 2005. As a result, we are now free to sell our QuadraMed, Corp. shares and, under SFAS 115, the fair value of the shares is now deemed to be equal to the quoted market price of the shares. As of June 30, 2005, our QuadraMed, Corp. shares have been classified as marketable securities available-for-sale in our consolidated balance sheet.

In July 2002, we purchased from Imagis Technologies, Inc., 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), 2-year warrants to purchase 291,667 additional shares of Imagis Technologies, Inc. common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share and certain ancillary rights, for an aggregate purchase price of $1.75 million. Imagis Technologies, Inc. develops facial recognition software for security applications. We have designated the investment as available for sale. The investment, adjusted for changes in the market value of Imagis Technologies, Inc.’s equity securities, is included in other assets in the accompanying consolidated financial statements. Based on the continued trading of Imagis Technologies, Inc. common stock below the original purchase price for a prolonged period of time, we recognized an other-than-temporary impairment of the carrying value of this investment of $247,000 in fiscal year 2004.

Interest Income.    For fiscal year 2005, we earned interest income of $196,000, compared to $863,000 for fiscal year 2004. The decrease in interest income for fiscal year 2005 was due to the decrease in interest earning deposits in the current year.

Interest Expense.    For fiscal year 2005, our interest expense was $807,000, compared to $283,000 for fiscal year 2004. The increase in expense was due to an increase in borrowings in the current year as compared to the prior year.

Provision (Benefit) for Income Taxes.    For fiscal year 2005, we had a tax benefit of $5.3 million, compared to a tax provision of $3.3 million for fiscal year 2004. As a percentage of income before provision for income taxes and minority interest, the benefit for income taxes was 68% for fiscal year 2005, compared to a provision for income taxes of 25.3% for fiscal year 2004. Included in the tax benefit for fiscal year 2005 is approximately $3.5 million of benefit due to the outcome of a study conducted with the assistance of our outside tax advisors to determine available research and development tax credits. In addition, our effective tax rate is dependent on the mix of income/loss from U.S. and foreign locations due to tax rate differences between countries.

Net Income (Loss).    For the reasons outlined above, the net loss for the year ended June 30, 2005 was $2.4 million, compared to net income of $10.0 million for the year ended June 30, 2004.

Comparison of Fiscal Year Ended June 30, 2004 to Fiscal Year Ended June 30, 2003

Revenues.    Revenues for the fiscal year ended June 30, 2004, increased by $64.4 million, or 35.3%, to $247.1 million, compared to $182.6 million for the fiscal year ended June 30, 2003.

Revenues from the sale of security and inspection products decreased $3.0 million, or 2.5%, to $117.8 million, compared to $120.8 million for fiscal year 2003. The decrease in revenues from the sale of security and inspection products was due to the decrease in sales of x-ray kits to Invision Technologies, Inc. (now a part of GE Infrastructure, Security) of $19.6 million and was offset in part by increased sales of baggage and parcel inspection systems in the United States and the international market, increased sales of cargo and vehicle inspection systems in the international market and inclusion of the revenues of Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation) of $9.5 million, a company we acquired in January 2004.

Revenues from the sale of medical monitoring and anesthesia systems increased by $49.8 million, or 458%, to $60.7 million, compared to $10.9 million for fiscal year 2003. The increase in revenues from the sale of medical monitoring and anesthesia systems resulted primarily from the inclusion of $47.2 million in revenues of Spacelabs Medical, a company we acquired in March 2004, and additional revenue growth from the sale of pulse oximetry products.

Revenues from the sale of optoelectronic devices and value-added subsystems, increased by $17.7 million, or 35%, to $68.6 million, compared to $50.9 million for fiscal year 2003. The increase in revenues from the sale of optoelectronic devices and value-added subsystems resulted from the inclusion of the revenues of OSI Electronics, OSI Defense Systems and OSI Laserscan, totaling $24.0 million, offset in part by lower sales primarily from defense optoelectronics.

Gross Profit.    Gross profit increased by $23.4 million, or 39.0%, to $83.4 million, compared to $60.0 million for fiscal year 2003. As a percentage of revenues, gross profit increased to 33.7% in fiscal year 2004 from 32.8% in fiscal year 2003. The increase in gross margin as a percentage of revenues was driven by change in product mix, primarily due to the inclusion of the revenues of Spacelabs Medical, a business which has higher gross margins compared to our other businesses, and was offset in part by inclusion of the revenues of OSI Electronics, which sells products carrying lower gross margins as compared to our other businesses.

Selling, General and Administrative.    For the year ended June 30, 2004, such expenses increased by $25.0 million, or 85.7%, to $54.2 million, compared to $29.2 million for fiscal year 2003. The increase in selling, general and administrative expenses was due primarily to increased sales and marketing expenses for the sales of security and inspection systems of $2.6 million, legal cost related to our lawsuit with L-3 Communications Corporation amounting to approximately $1.2 million and the inclusion of selling, general and administrative expenses of recent acquisitions (primarily Spacelabs Medical), totaling approximately $20.5 million.

Research and Development.    Research and development expenses include research related to new product development and product enhancement expenditures. For the year ended June 30, 2004, such expenses increased by $5.8 million, or 65.1%, to $14.6 million, compared to $8.9 million in fiscal year 2003. As a percentage of revenues, research and development expenses increased to 5.9% in fiscal year 2004 from 4.8% in fiscal year 2003. The increase in expenses was due primarily to increased research and development spending for security and inspection systems of $1.5 million and the inclusion of the research and development expenses of Spacelabs Medical and OSI Laserscan operations totaling approximately $4.0 million.

Management Retention Bonus.    Pursuant to the terms of the purchase agreement with Instrumentarium Corporation for the acquisition of Spacelabs Medical, we assumed management retention bonus obligations for key personnel of Spacelabs Medical, which, as of June 30, 2004, we estimated at $5.9 million. These retention bonuses vest over a two-year period which began October 2003. Included in accrued payroll and related expenses as of June 30, 2004, we accrued a total of $2.6 million, of which $1.9 million relates to the period prior to the acquisition of Spacelabs Medical.

Restructuring Charges.    In the fiscal year 2004, we consolidated manufacturing processes and facilities of certain medical monitoring and anesthesia systems and optoelectronic devices and value-added subsystems businesses. These consolidations resulted in a pre-tax charge of $1.1 million, consisting primarily of write-off of equipment and leasehold improvements of $993,000 that were retired during the year and charges related to the clean-up of a vacated facility of $60,000. These charges were calculated in accordance with SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Exit or Disposal Activities”.

Income from Operations.    Income from operations for fiscal year 2004 decreased by $9.6 million, or 43.6%, to $12.4 million, compared to $22.0 million for fiscal year 2003. Income from operations decreased primarily due to increased selling, general and administrative expenses and increased research and development expenses, offset in part by an increase in revenues and in gross margins.

Gain on Sale of Marketable Securities.    Gain on sale of marketable securities for the years ended June 30, 2004 and 2003 consisted of a realized gain on the sale of marketable securities classified as available for sale.

Write Down of Equity Investments.    In July 2002, we purchased from Imagis Technologies, Inc., 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), 2-year warrants to purchase 291,667 additional shares of common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share and certain ancillary rights, for an aggregate purchase price of $1.75 million. Imagis Technologies, Inc. develops facial recognition software for security applications. We have designated the investment as available for sale. The investment, adjusted for changes in the market value of its equity securities, is included under other assets in the accompanying consolidated financial statements. Based on the continued trading of Imagis Technologies, Inc. common stock below the original purchase price for a prolonged period of time, we recognized an other-than-temporary impairment of the carrying value of this investment. For fiscal years 2003 and 2004, we recognized pre-tax charges of $247,000 and $1.4 million, respectively in our income statement.

Interest Income.    For fiscal year 2004, we earned interest income of $863,000, compared to $1.2 million for fiscal year 2003. The decrease in interest income for fiscal year 2004 was due to the decrease in interest earning deposits in the current year.

Interest Expense.    For fiscal year 2004, our interest expense was $283,000, compared to $380,000 for fiscal year 2003. The decrease in expense stems primarily from a decrease in borrowings in the current year compared to the prior year.

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

Net Income.    For the reasons outlined above, the net income for the year ended June 30, 2004 was $10.0 million, compared to $15.8 million for the year ended June 30, 2003.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operations, through various term loans, discounting facilities and credit lines extended to our different subsidiaries worldwide and from our private offerings. Cash and cash equivalents as of June 30, 2005 were $14.6 million, a decrease of $25.3 million, compared to $39.9 million as of June 30, 2004. As of June 30, 2005, our principal source of liquidity consisted of our cash and the various credit agreements described below.

Our operations used net cash of $12.9 million during fiscal year 2005 compared to net cash used in operations of $10.4 million in fiscal year 2004. The amount of net cash used in operations reflects increases in accounts receivable, inventory, income tax receivable and a reduction in income tax payable and advances from customers, offset in part by an increase in accounts payable and other accrued expenses and current liabilities. The increase in accounts receivable of $5.5 million was due to higher revenues and the increase in inventory of $8.6 million was due to product mix and anticipated higher revenues.

The net cash used in investing activities was $29.6 million during fiscal year 2005, compared to net cash used in investing activities of $75.6 million in fiscal year 2004. In fiscal year 2005, net cash used in investing activities reflects primarily cash used for the acquisition of Blease, amounting to $9.3 million, net of cash acquired and the increase in our equity investment in CXR of $1.4 million. The investing activities also include purchases of property and equipment of $16.8 million, primarily for manufacturing and office facilities located in Horley, England in which we co-located certain of our United Kingdom-based Rapiscan Systems and Spacelabs Medical operations. Net cash used in investing activities also increased as a result of expenditures of $1.4 million related to capitalized software development by the security and inspection systems group.

Net cash provided by financing activities was $16.0 million in fiscal year 2005, compared to $30.5 million for fiscal year 2004. Net cash provided by financing activities resulted primarily from net proceeds on term debt of $4.7 million to support the purchase of manufacturing and office facilities in Horley, England and net proceeds received from bank lines of credit of $15.0 million mainly through borrowings under our credit agreement with Bank of the West. Additionally, net cash provided by financing activities included $2.2 million in proceeds from the exercise of employee stock options, partially offset by the purchase of treasury stock of $3.8 million and the repayment of long term debt of $1.8 million.

In March 1999, we announced a stock repurchase program of up to 2,000,000 shares of our Common Stock. No share repurchases occurred during fiscal years 2003 or 2004. Through June 30, 2004, we had repurchased 1,404,500 shares at an average price $4.37 per share. In September 2004, we repurchased 107,500 shares of our Common Stock at an average purchase price of $14.73 per share and we increased the number of shares available for repurchase under the stock repurchase program by 1,000,000 shares. In May 2005, we repurchased 157,027 shares of Common Stock at an average price of $14.25 per share. At June 30, 2005, 1,330,973 shares were available for repurchase under the program. The stock repurchase program did not have a material effect on our liquidity and is not expected to have a material effect on liquidity in the foreseeable future. We retire the treasury shares as they are repurchased, and they are disclosed as a deduction from common shares in our consolidated financial statements.

In May 2005, we entered into a second amended and restated credit agreement with Bank of the West, which provides for a $50.0 million senior revolving line of credit, including a letter-of-credit, foreign exchange facility and an acquisition credit facility, which are secured by substantially all of the assets of our U.S. subsidiaries and our stock ownership in two significant foreign subsidiaries. The agreement provides that the aggregate principal balance of all advances under the various facilities shall not exceed the total balance available under the line of credit. Borrowings under the line of credit bear interest at the bank’s variable reference rate (6.25% at June 30, 2005) or at our option, at the applicable LIBOR rate. Commitment fees are payable based on a rate of 0.125% of the unused borrowing facility.

The second amended and restated credit agreement expires in May 2008. At June 30, 2005, there was $15.5 million outstanding under the revolving line of credit, composed of $12.0 million at the bank’s variable reference rate (6.25% at June 30, 2005) and $3.5 million at the six-month LIBOR rate (4.68% at June 30, 2005). In addition, $5.1 million was issued and outstanding under the letter of credit facility at June 30, 2005. Covenants in connection with the credit agreement impose restrictions and requirements related to, among other things, maintenance of certain financial ratios. As of June 30, 2005, we were not in compliance with certain covenants. However, the bank has waived our non-compliance with these covenants and we have signed a Proposed Summary of Terms & Conditions with the bank on September 12, 2005 in order to amend the terms and conditions of the credit agreement. The provisions of the Proposed Summary of Terms & Conditions provide for an asset-based credit facility with revised financial covenants. We anticipate executing the amended credit agreement prior to October 15, 2005 and expect to be in compliance with the amended terms and conditions.

Our Opto Sensors subsidiary in Singapore has entered into a revolving line of credit agreement with the Singapore branch of an Indian bank. This line of credit provides for various types of short term borrowing of up to 3.9 million Singapore dollars (approximately $2.3 million at June 30, 2005). Borrowings under the line of credit bear interest at the bank’s prime rate (6.75% at June 30, 2005) plus from 0.5% to 2.25% depending on the type of loan. Borrowings under the line of credit are secured by the assets of our Opto Sensors subsidiary and are guaranteed by us. At June 30, 2005, there were no amounts outstanding under the revolving line of credit. This facility expires in September 2005 and we believe it will be renewed under the same or similar terms.

Our Advanced Micro Electronics subsidiary in Norway has a loan agreement with a Norwegian bank that provides for revolving line-of-credit borrowings of up to 10.0 million Norwegian kroner (approximately $1.5 million at June 30, 2005). Borrowings under this line of credit bear interest at a variable rate, which was 4.5% at June 30, 2005. Interest is payable quarterly. Borrowings under this line of credit are collateralized by certain Advanced Micro Electronics assets. At June 30, 2005, there were no amounts outstanding under this line of credit. This facility expires in March 2006 and we believe that it will be renewed on the same or similar terms.

In December 2004, our Rapiscan Systems subsidiary in the United Kingdom entered into a bank loan of $5.3 million with a United Kingdom based bank to fund the acquisition of land and buildings in Horley, England. We co-located certain of our security and inspection systems and medical monitoring and anesthesia systems operations in this facility. The loan is repayable over a twenty-year period, with quarterly payments due of £34,500 (approximately $61,800 at June 30, 2005). Outstanding borrowings bear interest at three-month LIBOR (4.99% at June 30, 2005) plus 1.2% and are payable on a quarterly basis. Of our outstanding balance, $247,000 is due during the next twelve months and the balance of $4.6 million is due over a long-term basis.

Our Rapiscan Systems subsidiary in the United Kingdom has a loan agreement with a United Kingdom based bank that provides for an overdraft facility up to a maximum amount of £2.0 million (approximately $3.6 million at June 30, 2005) outstanding at any one time. Such amounts are secured by certain assets of our Rapiscan Systems subsidiary in the United Kingdom. At June 30, 2005, no amounts were outstanding under the overdraft facility. Outstanding borrowings bear interest at a base rate (4.5% at June 30, 2005) plus 1.35% per annum. The agreement also provides for a £2.5 million (approximately $4.5 million at June 30, 2005) facility for tender and performance bonds and a £2.0 million (approximately $3.6 million at June 30, 2005) facility for the purchase of foreign exchange contracts and letters of credit. At June 30, 2005, £604,000 (approximately $1.1 million at June 30, 2005) was outstanding under foreign exchange contracts and letters of credit. These facilities are secured by certain assets of our Rapiscan Systems subsidiary in the United Kingdom and we have further guaranteed these obligations up to $3.3 million. As of June 30, 2005, £1,854,000 (approximately $3.3 million at June 30, 2005) was outstanding under the performance bond facility. These facilities expire in May 2006 and we believe that they will be renewed on the same or similar terms.

Our Opto Sensors subsidiary in Malaysia has a loan agreement with a Malaysian bank that provides for overdraft borrowings of up to 3.0 million Malaysian ringgits (approximately $789,000 at June 30, 2005). Borrowings under the line of credit bear interest at the bank’s base lending rate (6.0% at June 30, 2005) plus 1.75%. Interest is payable monthly. As of June 30, 2005, no amounts were outstanding under this loan agreement. Borrowings under this loan agreement are secured by certain assets of the subsidiary and are guaranteed by us. This facility expires in December 2005 and we believe that it will be renewed on the same or similar terms.

Our Opto Sensors subsidiary in Malaysia also has an agreement with a Malaysian bank that provides for 17.5 million Malaysian ringgits (approximately $4.6 million at June 30, 2005) under a performance bond facility. As of June 30, 2005, 17.5 million Malaysian ringgits (approximately $4.6 million at June 30, 2005) were outstanding under this facility. The agreement provides for overdraft borrowings up to 2.0 million Malaysian ringgits (approximately $526,000 at June 30, 2005). Borrowings under the overdraft facility bear interest at the bank’s base lending rate (6.0% at June 30, 2005) plus 1.75%. At June 30, 2005, no amounts were outstanding under the overdraft facility. Borrowings under this loan agreement are secured by certain assets of the subsidiary and are guaranteed by us. This facility expires in January 2006 and we believe that it will be renewed on the same or similar terms.

Our Rapiscan Systems subsidiary in Finland has an agreement with a Finnish bank that provides for 525,000 euros (approximately $635,000 at June 30, 2005) under a tender and performance bond facility. As of June 30, 2005, 142,420 euros (approximately $172,000) was outstanding under this facility. The agreement also provides for a foreign currency overdraft facility up to 460,000 euros (approximately $557,000 at June 30, 2005). At June 30, 2005, 208,000 euros (approximately $252,000) was outstanding under the facility. Borrowings under these facilities bear interest rate at the bank’s prime lending rate (2.5% at June 30, 2005) plus 1.0%. These facilities expire in February 2006 and we believe that they will be renewed at the same or similar terms.

Our Spacelabs Medical subsidiary has an arrangement with a bank in the United States that provides for up to $100,000 in letters of credit and $400,000 in overdraft borrowings. As of June 30, 2005, a $58,400 standby letter of credit was outstanding under the letter of credit portion of the facility. The overdraft borrowings portion bears interest at the bank’s prime rate (6.25% at June 30, 2005) plus 3%. There were no outstanding amounts under the overdraft borrowing portion of the facility as of June 30, 2005. The facility is collateralized by a guarantee from us.

We believe that cash from operations, existing cash and lines of credit will be sufficient to meet our cash requirements for the foreseeable future.

Other Contractual Obligations and Commitments

In fiscal year 2005, we committed to enter into new leases for computer equipment associated with a master lease agreement previously entered into with Dell Financial Services. The master lease agreement provided for the leasing of computer equipment over a period of 36 months. The new leases that are associated with the master lease agreement have been recorded as capital leases. The master lease agreement permits us to lease up to $1.0 million in equipment. During fiscal year 2005, we committed to a total of approximately $730,000 of equipment under this agreement and do not currently expect to commit to any additional leases of equipment. As of June 30, 2005, $507,000 was outstanding under these capital lease obligations.

In November 2004, we entered into an agreement with a third party for the design and manufacture of a patient monitor for our Spacelabs Medical subsidiary. Under the agreement we are required to buy a minimum number of monitors from the manufacturer during each year of the term of the agreement at a fixed price. We may provide one year’s notice to terminate the agreement without cause at any time following the completion of the second year of the term of the agreement. Given this termination right, our minimum commitment under this agreement amounts to three years of purchases, which totals approximately $8.9 million. We expect to take delivery on the first units under this agreement in fiscal year 2006.

Under the terms and conditions of the purchase agreements associated with the following five acquisitions, we may be obligated to make additional payments:

In August 2002, we purchased a minority equity interest in CXR Limited, a United Kingdom based research and development company that develops real time tomography systems. In June 2004, we increased our equity interest in CXR to approximately 75% and in December 2004 we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest we have agreed to make certain royalty payments based on sales of CXR’s products.

In November 2002, we acquired all the outstanding capital stock of Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based company. During the five years following the close, contingent consideration is payable based on the sales of certain of its products. The contingent consideration is capped at $34.0 million. As of June 30, 2005, no earn-out payments had been made.

In January 2004, we completed the acquisition of Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately held company located in Sunnyvale, California. During the seven years following the close, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of June 30, 2005, approximately $8,000 had been earned and paid as part of this contingent consideration.

In March 2004, we completed the acquisition of Spacelabs Medical from Instrumentarium Corporation. As a result of this acquisition, we assumed management retention bonus agreements for key personnel of Spacelabs Medical which could amount to $5.4 million. These retention bonuses vest over a two-year period beginning either October 2003 or March 2004. As of June 30, 2005, a balance of $2.1 million was included in our accrued payroll and related expenses for these retention bonuses. We expect to make all remaining payouts associated with these retention bonuses during fiscal year 2006.

In February 2005, we completed the acquisition of Blease. During the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $11.2 million as of June 30, 2005).

The following is a summary of our contractual obligations and commitments at June 30, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total Debt (Excluding Capital Lease Obligations) (1)	$20,596	$15,999	$520	$494	$3,583
Capital Lease Obligations	$507	$252	$255	$—	$—
Operating Leases	$54,416	$10,211	$13,985	$10,010	$20,210
Management Retention Bonus	$2,052	$2,052	$—	$—	$—
Purchase Obligations	$55,419	$47,969	$5,960	$1,490	$—
Defined Benefit Plan Obligation	$4,092	$936	$204	$68	$2,884

Total Contractual Obligations	$137,082	$77,419	$20,924	$12,062	$26,677

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Standby Letters of Credit	$6,194	$5,319	$875	$—	$—
Performance Bonds	$8,102	$6,454	$1,616	$32

Total Commercial Commitments	$14,296	$11,773	$2,491	$32	$—

(1)	We have presented the outstanding balance of $15.5 million on bank lines of credit with Bank of the West at June 30, 2005 as due within less than one year in order to conform with the classification in the accompanying consolidated financial statements. In addition, our total debt obligations exclude interest costs due to their variable rate nature.

Off Balance Sheet Arrangements

As of June 30, 2005, we had no off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which is effective for the annual periods beginning after June 15, 2005. SFAS 123R therefore becomes effective for us in the first quarter of fiscal year 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. We have not yet completed our evaluation of the effect that SFAS 123R will have on our financial statements.

In December 2004, the FASB issued two FASB Staff Positions (“FSP”s): FSP SFAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP SFAS 109-2, “Accounting and

Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004,” which were both effective upon issuance. FSP SFAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the “Jobs Act”) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FSP SFAS 109-2 grants additional time to evaluate the Jobs Act’s impact on a company’s plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We are currently evaluating the effect of the FSP’s on our consolidated financial statements.

In June 2005, the Emerging Issues Task Force modified its consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. This guidance creates stricter standards for aggregating operating segments that do not meet the quantitative thresholds provided within SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”. The guidance will be effective for fiscal years ending after September 15, 2005. We do not anticipate that adoption of this guidance will impact the presentation of our reportable segments.

In June 2005, the FASB issued an exposure draft of a proposed standard entitled “Business Combinations—a replacement of FASB Statement No. 141”. The proposed standard, if adopted, would provide new guidance for evaluating and recording business combinations and would be effective on a prospective basis for business combinations whose acquisition dates are on or after January 1, 2007. Upon issuance of a final standard, which is expected in 2006, we will evaluate the impact of this new standard and its effect on the process for recording business combinations.

In July 2005, the FASB issued an exposure draft of a proposed interpretation, “Accounting for Uncertain Tax Positions”. The proposed interpretation clarifies the accounting for uncertain tax positions in accordance with SFAS 109. The proposed interpretation requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed interpretation also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure and transition requirements in accounting for uncertain tax positions. The proposed interpretation has a 60-day comment period and will be effective for all companies as of the first fiscal year ending after December 15, 2005. Upon issuance of a final standard, which is expected in 2006, we will evaluate the impact that the interpretation will have on our consolidated financial statements.

Risk Factors That May Affect Operating Results

The following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business.

Fluctuations in our operating results may cause our stock price to decline.

Given the nature of the markets in which we participate, we cannot reliably predict future revenues and profitability. Changes in competitive, market and economic conditions may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results. Factors that may affect our operating results and the market price of our Common Stock include:

•	demand for and market acceptance of our products;

•	competitive pressures resulting in lower selling prices;

•	adverse changes in the level of economic activity in regions in which we do business;

•	low or fluctuating levels of political stability in regions in which we do business;

•	adverse changes in industries, such as semiconductors and electronics, on which we are particularly dependent;

•	changes in the portions of our revenue represented by various products and customers;

•	delays or problems in the introduction of new products;

•	the announcement or introduction of new products, services or technological innovations by our competitors;

•	variations in our product mix;

•	the timing and amount of our expenditures in anticipation of future sales;

•	exchange rate fluctuations;

•	increased costs of raw materials or supplies;

•	changes in the volume or timing of product orders;

•	timing of completion of acceptance testing of some of our products;

•	natural disasters; and

•	changes in general economic factors.

We face aggressive competition in many areas of business. If we do not compete effectively, our business will be harmed.

We encounter aggressive competition from numerous competitors in many areas of our business. In the security and inspection and medical monitoring and anesthesia systems markets, competition is based primarily on such factors as product performance, functionality and quality, cost, prior customer relationships, technological capabilities of the product, price, certification by government authorities, local market presence and breadth of sales and service organization. In the optoelectronic devices and value-added subsystems market competition is based primarily on factors such as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and on the ability to provide fully-integrated services from application development and design through volume subsystem production. We may not be able to compete effectively with all of our competitors. To remain competitive, we must develop new products and enhance our existing products in a timely manner. We anticipate that we may have to adjust prices of many of our products to stay competitive. In addition, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines.

The September 11, 2001 terrorist attacks and the creation of the U.S. Department of Homeland Security have increased financial expectations that may not materialize.

The September 11, 2001 terrorist attacks and the subsequent creation of the U.S. Department of Homeland Security have created increased interest in our security and inspection systems; however, we are not certain whether the level of demand will continue to be as high as anticipated. We do not know what solutions will continue to be adopted by the U.S. Department of Homeland Security as a result of the terrorism and whether our products will be a part of the solution. Additionally, should our products be considered as a part of the future security solution, it is unclear what the level may be and how quickly funding to purchase our products may be made available. These factors may adversely impact us and create unpredictability in revenues and operating results.

If operators of our security and inspection systems fail to detect weapons, explosives or other devises that are used to commit a terrorist act, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage.

Our business exposes us to potential product liability risks that are inherent in the development, manufacturing, sale and service of security inspection systems. Our customers use our security and inspection systems to help them detect items that could be used in performing terrorist acts or other crimes. Some of our security and inspection systems require that an operator interpret an image of suspicious items within a bag, parcel, container or other vessel. Others signal to the operator that further investigation is required. In either case, the training, reliability and competence of the customer’s operator is crucial to the detection of suspicious items. Furthermore, security inspection by technological means is circumstance and application-specific. In addition, our security and inspection systems are not designed to work under all circumstances. We test the reliability of our security and inspection systems during both their development and manufacturing phases. We also perform such tests if we are requested to perform installation, warranty or post-warranty servicing. However, our security inspection systems are advanced mechanical and electronic devices and therefore can malfunction. In addition, there are also many other factors beyond our control that could lead to liability claims should an act of terrorism occur. We are mindful of the lawsuits that are pending against airlines and other vendors, including security inspection systems providers, in New York federal court resulting from the September 11, 2001 and 1993 World Trade Center bombing attacks. These attacks, and the potential for future attacks, have caused commercial insurance for such threats to become extremely difficult to obtain. It is very likely that, should we be found liable following a major act of terrorism, the insurance we currently have in place would not fully cover the claims for damages.

Our medical monitoring and anesthesia systems could give rise to product liability claims that could materially and adversely affect our financial condition and results of operations.

The development, manufacturing and sale of medical devices expose us to significant risk of product liability claims and, sometimes, product failure claims. We face an inherent business risk of financial exposure to product liability claims if the use of our medical devices results in personal injury or death. Substantial product liability litigation currently exists within the medical device industry. Some of our medical monitoring and anesthesia systems businesses have, in the past, been subject to product liability claims and/or issued product recalls. To date, no such claim or recall has had a significant impact on our operations. Future product liability claims may exceed the limits of our insurance coverages or such insurance may not continue to be available to us on commercially reasonable terms, or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities, or in excess of insured liabilities, could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our revenues are dependent on orders of security and inspection systems and medical monitoring and anesthesia systems, which may have lengthy and unpredictable sales cycles.

Sales of security and inspection systems often depend upon the decision of governmental agencies to upgrade or expand existing airports, border crossing inspection sites, seaport inspection sites and other security installations. Sales outside of the United States of our medical monitoring and anesthesia systems depend in significant part on the decision of governmental agencies to build new medical facilities or to expand or update existing medical facilities. Accordingly, a significant portion of our sales of security and inspection systems and our medical monitoring and anesthesia systems is often subject to delays associated with the lengthy approval processes that typically accompany such capital expenditures. During these approval periods, we expend significant financial and management resources in anticipation of future orders that may not occur. If we fail to receive an order after expending such resources, such failure could have a material adverse effect on our business, financial condition and results of operations.

If we do not introduce new products in a timely manner, our products could become obsolete and our operating results would suffer.

We sell many of our products in industries characterized by rapid technological changes, frequent new product and service introductions and evolving industry standards and customer needs. Without the timely introduction of new products and enhancements, our products could become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new product offerings will depend upon several factors, including our ability to:

•	accurately anticipate customer needs;

•	innovate and develop new technologies and applications;

•	successfully commercialize new technologies in a timely manner;

•	price our products competitively and manufacture and deliver our products in sufficient volumes and on time; and

•	differentiate our offerings from our competitors’ offerings.

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

We intend to continue to make investments in companies, products and technologies, either through acquisitions or investments or alliances. Acquisitions and alliance activities often involve risks, including: (i) difficulty in assimilating the acquired operations and employees; (ii) difficulty in managing product co-development activities with our alliance partners; (iii) retaining the key employees of the acquired operation; (iv) disruption of our ongoing business; (v) inability to successfully integrate the acquired technologies and operations into our businesses and maintain uniform standards, controls, policies and procedures; and (vi) lacking the experience necessary to enter into new product or technology markets. In addition, from time to time, our competitors acquire or enter into exclusive arrangements with companies with whom we do business or may do business in the future. Reductions in the number of partners with whom we may do business in a particular context may reduce our ability to enter into critical alliances on attractive terms or at all, and the termination of an existing alliance by a business partner may disrupt our operations.

Failure to complete the offering and listing of Spacelabs Healthcare could negatively impact our share price.

During fiscal year 2005, we began exploring strategic alternatives for our various business groups and primarily for our medical monitoring and anesthesia systems group. In connection with these efforts, we engaged Collins Stewart, a London-based investment bank to pursue the public offering and listing of approximately 30% to 35% of the equity in Spacelabs Healthcare, a newly formed subsidiary comprising the operations of our medical monitoring and anesthesia systems group. This offering and listing is planned in the United Kingdom on the AIM Exchange, which is owned and administered by the London Stock Exchange. The shares in Spacelabs Healthcare will not be offered or sold in the United States. Under Securities and Exchange Commission regulations, U.S. residents are prohibited from participating in this proposed offering of shares, and any shares offered cannot be acquired by U.S. residents for a period of twelve months from the date of the offering. The proposed transaction is expected to be completed in the second quarter of fiscal year 2006. However, the completion of the listing remains fully subject to a number of factors, including regulatory approvals and our satisfaction with the valuation, which may not occur. Currently, there are no binding commitments on the part of any underwriter to purchase or sell any shares of Spacelabs Healthcare. If the offering and listing are not completed for any reason, or not completed on time, we will be subject to several risks. The price of our Common Stock may decline since the current market price may reflect a market assumption that the offering and listing would be completed and that the related benefits would be realized, or as a result of the market’s perception that the offering and listing were not consummated due to an adverse change in our medical monitoring and anesthesia systems group.

Economic, political and other risks associated with international sales and operations could adversely affect our sales.

In fiscal year 2003, revenues from shipments made outside of the United States accounted for approximately 51% of our revenues, 41% in fiscal year 2004 and 40% in fiscal year 2005. Of the revenues generated during fiscal year 2005 from shipments made to customers outside of the United States, 39% represented sales made by subsidiaries based in United States to foreign customers, and the balance represented sales generated by foreign subsidiaries. Since we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Third parties may seek to claim that our products and operations infringe their patent or other intellectual property rights. In addition, we may find it necessary to initiate litigation in order to protect our patent or other intellectual property rights. Under either circumstance, we may incur significant expenses. In addition, claims of third parties against us could result in awards of substantial damages or court orders that could effectively prevent us from making, using or selling our products in the U.S. or abroad.

Our competitors may seek to challenge the intellectual property rights on which some of our new and more promising products are based.

As we introduce any new and potentially promising product, companies possessing competing technologies may be motivated to assert infringement claims in order to delay or diminish potential sales and challenge our right to market such product. Lengthy and costly litigation may be necessary in order to defend against these claims.

Our ongoing success is dependent upon the continued availability of certain key employees.

We are dependent in our operations on the continued availability of the services of our employees, many of whom are individually key to our current and future success, and the availability of new employees to implement our growth plans. In particular, we are dependent upon the services of Deepak Chopra, our Chairman of the Board of Directors, President and Chief Executive Officer. We have entered into a 5-year employment agreement with Mr. Chopra, which expires July 18, 2010 and we maintain a $13.0 million policy of key man life insurance on the life of Mr. Chopra. The market for skilled employees is highly competitive, especially for employees in technical fields. While our compensation programs are intended to attract and retain the employees required for it to be successful, ultimately, we may not be able to retain the services of all of our key employees or a sufficient number to execute on our plans. In addition, we may not be able to continue to attract new employees as required.

Substantial government regulation in the United States and abroad may restrict our ability to sell our medical monitoring and anesthesia systems.

The FDA and comparable regulatory authorities in foreign countries extensively and rigorously regulate our medical monitoring and anesthesia systems, including related development activities and manufacturing processes. In the United States, the FDA regulates the introduction of medical devices as well as the manufacturing, labeling and record-keeping procedures for such products. We are required to:

•	obtain clearance before we can market and sell medical devices;

•	satisfy content requirements applicable to our labeling, sales and promotional materials;

•	comply with manufacturing and reporting requirements; and

•	undergo rigorous inspections.

Our future products may not obtain FDA clearance on a timely basis, or at all. Our medical monitoring and anesthesia systems must also comply with the laws and regulations of foreign countries in which we develop, manufacture and market such products. In general, the extent and complexity of medical device regulation is increasing worldwide. This trend is likely to continue and the cost and time required to obtain marketing clearance in any given country may increase as a result. Our products may not obtain any necessary foreign clearances on a timely basis, or at all.

Once any of our medical monitoring and anesthesia systems is cleared for sale, regulatory authorities may still limit the use of such product, prevent its sale or manufacture or require a recall or withdrawal of such product from the marketplace. Following initial clearance from regulatory authorities, we continue to be subject to extensive regulatory requirements. Government authorities can withdraw marketing clearance due to our failure to comply with regulatory standards or due to the occurrence of unforeseen problems following initial clearance. Ongoing regulatory requirements are wide-ranging and govern, among other things:

•	annual inspections to retain CE mark for sale of products in the European Union;

•	product manufacturing;

•	supplier substitution;

•	product changes;

•	process modifications;

•	medical device reporting; and

•	product sales and distribution.

Our failure to comply with environmental regulations may create significant environmental liabilities and force us to modify our manufacturing processes.

We are subject to various foreign and U.S. federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling and disposal of certain hazardous substances and wastes used or generated in the manufacturing and assembly of our products. Under such laws, we may become liable for the costs of removal or remediation of certain hazardous substances or wastes that have been or are being disposed of offsite as wastes or that have been or are being released on or in our facilities. Such laws may impose liability without regard to whether we knew of, or caused, the release of such hazardous substances or wastes. Any failure by us to comply with present or future regulations could subject us to the imposition of substantial fines, suspension of production, alteration of manufacturing processes, or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.

As directed by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in their annual reports an assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting, as well as the operating effectiveness of the company’s internal controls over financial reporting. We evaluate our internal controls over financial reporting in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls.

We expect to expend significant resources in developing the necessary documentation and testing procedures required by the Sarbanes-Oxley Act of 2002. However, there will remain a risk that we will not comply with all of its requirements. For example, in connection with the audit of our financial statements as of and for the year ended June 30, 2005, our management and our independent registered public accounting firm identified two material weaknesses in our system of internal controls. These matters are discussed in additional detail in Item 9A of this report.

If our independent registered public accounting firm differs from us in its interpretation of the requirements imposed on us by the Sarbanes-Oxley Act of 2002, or if it is not satisfied with our internal controls over financial reporting or with the level at which such controls are documented, operated or reviewed, it may decline to attest to our management’s assessment or it may issue a qualified report. In addition, if our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with its audit of our financial statements and if it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we could receive a qualified or adverse audit opinion in connection with those financial statements.

Accordingly, in the future we may not receive a favorable report from our independent registered public accounting firm regarding our internal controls over financial reporting and the operating effectiveness of our internal controls over financial reporting. If we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or if we receive an adverse report from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and the market for our Common Stock could be adversely affected.

We receive significant amounts of research and development funding for our security and inspection systems from government grants and contracts. We may not continue to receive comparable levels of funding for future product development.

The U.S. government currently plays an important role in funding the development of certain of our security and inspection systems and sponsoring their deployment at airports, ports and border crossings. However, in the future, additional research and development funds from the government may not be available to us. If the government fails to continue to sponsor our technologies we may have to expend more resources on product development or cease development of certain technologies, which could adversely affect our business. In addition, any future grants to our competitors may improve their ability to develop and market competing products and cause our customers to delay purchase decisions, which could harm our ability to market our products.

Our Articles of Incorporation and other agreements contain provisions that could discourage a takeover.

Our Articles of Incorporation authorize our Board of Directors to issue up to 10,000,000 shares of Preferred Stock in one or more series, to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of preferred stock, to fix the number of shares constituting any such series and to fix the designation of any such series, without further vote or action by shareholders. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of the holders of our Common Stock and thereby reduce the value of our Common Stock. We have no present plans to issue shares of Preferred Stock. The issuance of Preferred Stock, coupled with the concentration of ownership in the directors and executive officers, could discourage certain types of transactions involving an actual or potential change in control of our company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then current prices, otherwise dilute the rights of holders of Common Stock and may limit the ability of such shareholders to cause or approve transactions which they may deem to be in their best interests, all of which could have a material adverse effect on the market price of our Common Stock. We have in place a stockholder rights plan, adopted in 2000, under which our shareholders are entitled to purchase shares of preferred stock under certain circumstances. The stockholder rights plan may have the effect of impeding or preventing certain types of transactions involving a change in control of our company that could be beneficial to the shareholders.

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

Foreign Currency

We maintain the accounts of our operations in Canada, India, Malaysia, Norway, Singapore and the United Kingdom in Canadian dollars, Indian rupees, Malaysian ringgits, Norwegian kroners, Singapore dollars and U.K. pounds, respectively. We maintain the accounts of our operations in Austria, Finland, France, Germany and Greece in euros. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder’s equity. We included transaction losses of approximately $377,000 in income for fiscal year 2004 and $237,000 for fiscal year 2005. A hypothetical 10% change in the relevant currency rates at June 30, 2005 would not have a material impact on our financial position or results of operations.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts and interest rate swaps. We purchase forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale. We do not use the contracts for trading purposes. As of June 30, 2004 and 2005, there were no foreign exchange contracts or interest rate swaps outstanding.

Importance of International Markets

International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs and political instability. For the year ended June 30, 2005, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on our consolidated revenues and results of operations. Despite changes in monetary policy in Malaysia, including the de-pegging of the Malaysian ringgit to the U.S. dollar, we believe that our foreign currency exposure in Malaysia will not be significant in the foreseeable future. We continue to perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing with local currencies in our foreign business transactions, we are at risk with respect to foreign currency fluctuations.

Inflation

We do not believe that inflation has had a material impact on our results of operations.

Interest Rate Risk

All highly liquid investments with maturity of three months or less are classified as cash equivalents and recorded in the balance sheet at fair value. Short-term investments are comprised of high-quality marketable securities.

The principal maturity and estimated value of our long-term debt exposure as of June 30, 2004 are as follows:

	Maturity
	2005	2006	Total	Fair Value
Long-term debt
Secured long term loan	$1,798	$32	$1,830	$1,830
Average interest rate	5.0%	5.0%	5.0%

The principal maturity and estimated value of our long-term debt exposure as of June 30, 2005 are as follows:

	Maturity						Total	Fair Value
	2006	2007	2008	2009	2010	2011 and thereafter
Long-term debt
Secured long term loan and capital lease obligations	$499	$508	$267	$247	$247	$3,583	$5,351	$5,351
Average interest rate	6.2%	6.2%	6.2%	6.2%	6.2%	6.2%	6.2%

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

We make reference here to the Index to Consolidated Financial Statements that appears on page F-1 of this report. The Report of Independent Registered Public Accounting Firm from Deloitte & Touche LLP, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation, two material weaknesses were identified (each described below), and, as a result, our management, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting. Our internal controls over financial reporting include the policies and procedures that pertain to (a) the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) the recording of transactions as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; (c) the making of receipts and expenditures only in accordance with authorizations of our management and directors; and (d) the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. We recognize that because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, internal controls over financial reporting cannot provide absolute assurance of achieving financial reporting objectives.

As of June 30, 2005, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting. This evaluation was based on the framework in “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included an assessment of the design of our internal controls over financial reporting and testing of the operational effectiveness of our internal controls over financial reporting. Our management, Chief Executive Officer and Chief Financial Officer reviewed the results of their evaluation with the Audit Committee of our Board of Directors and determined that as of June 30, 2005, there were two material weaknesses in our internal controls over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In light of these two material weaknesses, our management, Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, we did not maintain effective internal controls over financial reporting. Deloitte & Touche LLP, an independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued its attestation report on our management’s assessment of our internal controls over financial reporting, which appears on page 59 to this report.

The two material weaknesses identified as of June 30, 2005 were as follows:

1) We identified certain computational errors in our annual income tax provision and related income tax receivable and payable, deferred tax assets and deferred tax liabilities for fiscal year 2005. These errors resulted from a deficiency in the operation of controls requiring the reconciliation of the components of our income tax provision to appropriate supporting documentation. Given the significance of the tax account balances and the absence of sufficient mitigating controls, these deficiencies represent a material weakness in internal control over financial reporting.

2) We identified certain transactions recorded as revenue by one of our Canadian subsidiaries in the quarter ended June 30, 2005 did not meet the criteria for revenue recognition in such period. These errors resulted from a deficiency in the operation of controls requiring the supervisory review of year-end revenue transactions to ensure proper cut-off at year end. The errors associated with these transactions totaled approximately $1.4 million.

Deepak Chopra

Chairman of the Board, President and

Chief Executive Officer (Principal Executive Officer)

Anuj Wadhawan

Chief Financial Officer

(Principal Financial and Accounting Officer)

September 28, 2005

Changes in Internal Control over Financial Reporting

No significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Subsequent to June 30, 2005, our management and the Audit Committee of our Board of Directors have initiated remedial measures to address the internal control deficiencies identified in this Item 9A. We believe that our planned corrective actions will remediate the internal control deficiencies identified in this report. We will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OSI Systems, Inc.:

Hawthorne, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that OSI Systems, Inc. and subsidiaries, (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: (1) Certain errors, which were material, were identified in the Company’s income tax provision calculation. These errors resulted from a deficiency in the operation of controls requiring the reconciliation of the components of the Company’s income tax provision to appropriate supporting documentation. This deficiency results in a more than remote likelihood that a material misstatement to the Company’s income tax provision and the related income tax receivable and payable, deferred income tax asset, and deferred income tax liability accounts in the annual or interim financial statements will not be prevented or detected. (2) Certain errors, which were material, were identified in connection with the Company’s recognition of revenue at its Canadian subsidiary at year end. These errors resulted from a deficiency in the operation of controls requiring the supervisory review of year-end revenue transactions to ensure proper cut-off at year end. This deficiency results in a more than remote likelihood that a material misstatement to the Company’s revenue, cost of sales, accounts receivable and inventory accounts in the annual or interim financial statements will not be prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2005, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2005, of the Company and our report dated September 28, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Los Angeles, California

September 28, 2005

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 27, 2005.

ITEM 11. EXECUTIVE	COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 27, 2005.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 27, 2005.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 27, 2005.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about October 27, 2005.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1. Financial Statements.    Please see the accompanying Index to Consolidated Financial Statements, which appears on page F-1 of the report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into Item 8 above.

2. Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

No other financial statement schedules are presented as the required information is either not applicable or included in the Consolidated Financial Statements or notes thereto.

3. Exhibits.    See Item 15(b) below.

(b)  Exhibits.    The exhibits listed on the accompanying Exhibit Index immediately following the signature page are filed as part of, or are incorporated by reference into, this report.

(c)  Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

OSI SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OSI Systems, Inc.:

Hawthorne, California

We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2004 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OSI Systems, Inc. and subsidiaries as of June 30, 2004 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the pro forma stock compensation fair value disclosures for the years ended June 30, 2003 and 2004 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

DELOITTE & TOUCHE LLP

Los Angeles, California

September 28, 2005

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2004 AND 2005

(Dollars in Thousands, Except Share Amounts)

	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,879	$14,623
Marketable securities, available-for-sale		816
Accounts receivable—net of allowance for doubtful accounts of $774 and $4,682 at June 30, 2004 and 2005, respectively	85,774	89,227
Other receivables	7,480	5,345
Inventory	97,174	107,441
Prepaid expenses	3,580	4,165
Deferred income taxes	6,611	10,537
Income tax receivable	391	5,519

Total current assets	240,889	237,673
PROPERTY AND EQUIPMENT—Net	18,775	30,974
GOODWILL	23,925	28,697
INTANGIBLE ASSETS—Net	44,914	47,287
INVESTMENTS	1,475	1,366
OTHER ASSETS	1,035	1,014
DEFERRED INCOME TAXES	788	109

TOTAL	$331,801	$347,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$723	$15,752
Current portion of long-term debt	1,798	499
Accounts payable	33,171	41,123
Deferred income taxes		2,191
Accrued payroll and related expenses	13,006	13,487
Income taxes payable	3,075	1,608
Advances from customers	12,197	2,565
Accrued warranties	9,190	6,641
Provision for losses on long-term contracts	858	321
Deferred revenue	2,134	6,419
Other accrued expenses and current liabilities	21,339	22,669

Total current liabilities	97,491	113,275
LONG-TERM DEBT	32	4,852
ACCRUED PENSION	1,529	1,819
DEFERRED INCOME TAXES	5,198	3,547
MINORITY INTEREST	69

Total liabilities	104,319	123,493

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding at June 30, 2004 and 2005
Common stock, no par value—authorized, 40,000,000 shares; issued and outstanding,
16,213,428 and 16,193,239 shares at June 30, 2004 and 2005, respectively	170,129	169,406
Retained earnings	54,961	52,566
Accumulated other comprehensive income	2,392	1,655

Total shareholders’ equity	227,482	223,627

TOTAL	$331,801	$347,120

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2003, 2004 AND 2005

(Dollars in Thousands, Except Per Share Amounts)

	2003	2004	2005
REVENUES	$182,644	$247,069	$385,041

COST OF GOODS SOLD	122,661	163,712	243,415

GROSS PROFIT	59,983	83,357	141,626

OPERATING EXPENSES:
Selling, general and administrative expenses	29,160	54,161	116,245
Research and development	8,865	14,638	30,537
Management retention bonus		1,104	1,824
Restructuring charges		1,061

Total operating expenses	38,025	70,964	148,606

INCOME (LOSS) FROM OPERATIONS	21,958	12,393	(6,980)

GAIN ON SALE OF MARKETABLE SECURITIES	1,767	376

WRITE OFF OF DEFERRED ACQUISITION COSTS	(608)

WRITE DOWN OF EQUITY INVESTMENTS	(1,433)	(247)	(182)

INTEREST INCOME	1,166	863	196

INTEREST EXPENSE	(380)	(283)	(807)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	22,470	13,102	(7,773)

PROVISION (BENEFIT) FOR INCOME TAXES	6,521	3,316	(5,309)

MINORITY INTEREST IN NET (INCOME) LOSS OF SUBSIDIARY	(156)	170	69

NET INCOME (LOSS)	$15,793	$9,956	$(2,395)

EARNINGS (LOSS) PER COMMON SHARE—Basic	$1.13	$0.68	$(0.15)

EARNINGS (LOSS) PER COMMON SHARE—Diluted	$1.09	$0.65	$(0.15)

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2003, 2004 AND 2005

(Dollars in Thousands, Except Share Amounts)

	Preferred		Common			Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings	Comprehensive (Loss) Income	Comprehensive (Loss) Income	Total
BALANCE—July 1, 2002	—	$—	12,806,896	$108,141	$29,212	$(1,619)		$135,734
Exercise of stock options			101,769	858				858
Stock option compensation				56				56
Tax benefit of stock options exercised				357				357
Shares purchased under employee stock purchase program			13,348	195				195
Issuance of common stock and warrants under private placement			1,250,000	20,528				20,528
Issuance of common stock as purchase consideration			347,890	5,749				5,749
Comprehensive income (loss):
Net income					15,793		$15,793	15,793
Other comprehensive income—translation adjustment						1,995	1,995	1,995
Unrealized loss on available for sale securities—net of tax						(468)	(468)	(468)
Change in fair value of derivative instruments—net of tax						50	50	50
Minimum pension liability adjustment—net of tax						(448)	(448)	(448)

Comprehensive income							$16,922

BALANCE—June 30, 2003	—	—	14,519,903	135,884	45,005	(490)		180,399
Exercise of stock options			177,244	1,233				1,233
Tax benefit of stock options exercised				907				907
Shares purchased under employee stock purchase program			16,281	217				217
Issuance of common stock and warrants under private placement			1,500,000	30,975				30,975
Adjustment for minority interest				913				913
Comprehensive income (loss):
Net income					9,956		$9,956	9,956
Other comprehensive income—translation adjustment						2,418	2,418	2,418
Unrealized loss on available for sale securities—net of tax						564	564	564
Change in fair value of derivative instruments—net of tax						64	64	64
Minimum pension liability adjustment—net of tax						(164)	(164)	(164)

Comprehensive income							$12,838

BALANCE—June 30, 2004	—	—	16,213,428	170,129	54,961	2,392		227,482
Exercise of stock options			201,899	1,492				1,492
Tax benefit of stock options exercised				905				905
Shares purchased under employee stock purchase program			42,439	701				701
Stock repurchased and retired			(264,527)	(3,821)				(3,821)
Comprehensive income (loss):
Net income (loss)					(2,395)		$(2,395)	(2,395)
Other comprehensive income (loss) —translation adjustment						(660)	(660)	(660)
Unrealized gain on available for sale securities—net of tax						108	108	108
Minimum pension liability adjustment—net of tax						(185)	(185)	(185)

Comprehensive loss							$(3,132)

BALANCE—June 30, 2005			$16,193,239	$169,406	$52,566	$1,655		$223,627

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2003, 2004 AND 2005

(Dollars in Thousands)

	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,793	$9,956	$(2,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable (recoveries)	(13)	287	4,005
Depreciation and amortization	4,289	5,708	10,636
Write-off of deferred acquisition costs	608
Write down of equity investments	1,433	247	182
Gain on sale of marketable securities	(1,767)	(376)
Minority interest in net income (loss) of subsidiary	156	(170)	(69)
Equity in undistributed (earnings) losses of unconsolidated affiliates	(76)	102	(213)
Tax effect of stock option benefit	357	907	905
Stock option compensation	56
Deferred income taxes	608	(1,450)	(3,368)
Restructuring charges		1,061
Loss (gain) on sale of property and equipment	52	40	(12)
Changes in operating assets and liabilities—net of business acquisitions
Accounts receivable	3,521	(16,623)	(5,454)
Other receivables	606	(4,551)	2,124
Inventory	(4,320)	(15,112)	(8,635)
Prepaid expenses	(136)	(1,035)	(378)
Accounts payable	(206)	11,111	4,836
Accrued payroll and related expenses	636	2,430	347
Income taxes receivable	(1)	4	(5,483)
Income taxes payable	171	(210)	(1,481)
Advances from customers	(3,497)	3,469	(9,600)
Accrued warranties	516	(1,339)	(2,998)
Deferred revenue	4,979	(4,282)	3,648
Other accrued expenses and current liabilities	(2,209)	(589)	544

Net cash provided by (used in) operating activities	21,556	(10,415)	(12,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investments and marketable securities	18,271	5,256
Purchases of investments and marketable securities	(22,990)
Proceeds from sale of property and equipment	53	8	58
Additions to property and equipment	(3,569)	(5,404)	(16,821)
Cash paid for business acquisitions and minority interests—net of cash acquired	(5,373)	(77,511)	(11,450)
Cash received on note receivable	800
Cash proceeds from sale of minority interest and distribution rights for Dolphin Medical		2,000
Intangible and other assets	(2,081)	27	(1,404)

Net cash used in investing activities	(14,889)	(75,624)	(29,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from bank lines of credit		715	14,992
Proceeds from long-term debt			4,740
Payments on capital lease obligations			(260)
Payments on long-term debt	(2,627)	(2,633)	(1,799)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	1,053	1,450	2,193
Purchase of treasury stock			(3,821)
Proceeds from private placement	20,528	30,975

Net cash provided by financing activities	18,954	30,507	16,045

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,021	1,165	1,175

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	26,642	(54,367)	(25,256)
CASH AND CASH EQUIVALENTS—Beginning of year	67,604	94,246	39,879

CASH AND CASH EQUIVALENTS—End of year	$94,246	$39,879	$14,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest	$(813)	$(587)	$595
Income taxes, net	$6,731	$3,775	$3,799
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Equipment purchased under capital lease obligations			$730

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

(Dollars in Thousands)

Acquisition of Centro Vision, Inc.

In July 2002, OSI Systems, Inc. (together with its subsidiaries, the “Company”) acquired substantially all the assets and business of Centro Vision, Inc., (“Centro Vision”), formerly Thermo Centro Vision, Inc., for $1,450. The assets acquired and liabilities assumed were as follows:

Fair value of assets acquired	$1,461
Goodwill	399
Liabilities assumed	(410)

Cash paid	$1,450

Acquisition of Ancore Corporation

In November 2002, the Company acquired all the outstanding capital stock of Ancore Corporation (“Ancore”) (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation) for an initial purchase payment of $2,120, including legal and professional fees of $120, the issuance of 347,890 shares of OSI Common Stock valued at $5,749, and subsequent contingent payments of $2,574. In addition, during the five years subsequent to the acquisition, upon each commercial sale of a Pulsed Fast Neutron Analysis (“PFNA”) inspection system, the Company will pay former Ancore stockholders an earn-out of 6% of the price of the PFNA system, up to $750 per system, in either cash or stock, at the Company’s election. The PFNA earn-out payments are capped at an aggregate of $34,000. As of June 30, 2005, no earn-out payments have been realized.

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

Acquisition of OSI Defense Systems, LLC

In August 2003, the Company acquired certain assets representing the military laser-based training business of Schwartz Electro-Optics. The acquisition was made through a newly formed, wholly-owned subsidiary, OSI Defense Systems, LLC (“OSI Defense”). Of the purchase price of $3,661 including acquisition costs, the Company had paid a deposit of $250 in fiscal 2003. The following table shows the purchase price allocation:

Fair value of assets (net of cash) acquired	$102
Goodwill	3,157
Customer relationships	445
Liabilities assumed	(43)

Cash paid	$3,661

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

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

Acquisition of J&D Engineering through Rapiscan Security Products Limited

In December 2003, the Company acquired substantially all of the assets of J&D Engineering (UK) Limited (“J&D Engineering”), a company registered in England and Wales. The Company paid approximately £460,000 (or approximately $820) including acquisition costs.

The acquisition was made through a wholly owned subsidiary, Rapiscan Security Products Ltd. (“Rapiscan UK”) The following table shows the allocation of the purchase price:

Fair value of assets (net of cash) acquired	$435
Goodwill	385

Cash paid	$820

Acquisition of the remainder of RapiTec, Inc.

In January 2004, minority shareholders of RapiTec, Inc. (“RapiTec”) accepted an offer by the Company to purchase all shares of RapiTec common stock held by them. As a result of the transaction, the Company now wholly owns RapiTec. Consideration paid for the share purchase transaction consisted of an initial cash payment of approximately $820, of which $536 was allocated to goodwill, and a second cash payment of approximately of $279 paid in January 2005, which has also been recorded as goodwill.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

(Dollars in Thousands)

Acquisition of Advanced Research & Applications Corp.

In January 2004, the Company completed the acquisition of all of the outstanding capital stock of Advanced Research & Applications Corp. (“ARACOR”) (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately held company located in Sunnyvale, California. Consideration for the acquisition consisted of an initial cash payment of approximately $17,602 (net of cash acquired), including acquisition costs. Furthermore, during the seven years following the close, contingent consideration is payable based on ARACOR’s net revenues, provided certain requirements are met. The contingent consideration is capped at $30,000. As of June 30, 2005, approximately $8 of the contingent consideration has been earned and paid. The following table shows the allocation of the purchase price:

Fair value of assets (net of cash) acquired	$2,509
Goodwill	8,302
Developed technology	14,300
Customer relationships	700
Liabilities assumed	(2,176)
Deferred taxes	(6,033)

Cash paid	$17,602

Intangible assets acquired have the following weighted-average useful lives: Developed Technology—20 years; Customer Relationships—5 years.

Acquisition of Spacelabs Medical, Inc.

In March 2004, the Company completed the acquisition of certain assets and liabilities of Spacelabs Medical, Inc. (“Spacelabs Medical”) from Instrumentarium Corporation, now a subsidiary of General Electric Company, for approximately $47,929 in cash (net of cash acquired), including acquisition costs (see Note 3).

The following table shows the allocation of the purchase price:

Current assets (net of cash)	$65,663
Fixed assets	1,809
Developed technology	5,660
Tradenames	5,925
Customer relationships/backlog	3,280
Other long-term assets	2,115

Total assets	84,452
Current liabilities	(36,523)

Total consideration paid in cash	$47,929

Intangible assets acquired have the following useful lives: Developed Technology—10 years; Customer Relationships/Backlog—10 years. Acquired intangible assets include amounts assigned to tradenames that are not subject to amortization.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

(Dollars in Thousands)

Acquisition of CXR Limited

In August 2002, the Company purchased a minority interest in CXR Limited (“CXR”), a United Kingdom based research and development company that develops products able to generate x-ray images of fast moving objects. In June 2004, the Company subscribed to $810 of additional shares issued by CXR. The Company further purchased shares held by third parties for a total of $550, of which $75 was allocated to goodwill and $475 was allocated to amortizable intangible assets. With these additional investments, the Company increased its equity investment in CXR to approximately 75%. In December 2004, the Company purchased the remaining 25% interest. As compensation to the selling shareholders for this remaining interest, the Company has agreed, for a period of 18 years, to make royalty payments based on sales of CXR’s products.

Acquisition of Blease Medical Holdings Limited

In February 2005, the Company completed the acquisition of all of the outstanding capital stock of Blease Medical Holdings Limited (“Blease”) for $9,279 in cash (net of cash acquired), including acquisition costs. Furthermore, during the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6,250 (approximately $11,200 as of June 30, 2005). The preliminary allocation of the acquisition cost was based on an appraisal of fair values of the tangible and intangible assets acquired. The final determination of the purchase price is pending finalization of the acquisition costs incurred as well as the amount of contingent consideration that may become payable and may result in asset fair values and liabilities assumed that differ from the preliminary estimates of these amounts. The following table summarizes the preliminary purchase price allocation of the Blease assets acquired and liabilities assumed (in thousands):

Fair value of assets (net of cash) acquired	$6,134
Goodwill	4,250
Customer relationships	750
Tradenames	1,200
Developed technology	2,500
In process research and development	300
Liabilities assumed	(4,968)
Net deferred income taxes	(887)

Total consideration paid, net of cash acquired	$9,279

Acquired in-process research and development was charged to expense as of the acquisition date in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”

The Company believes that the Blease acquisition resulted in the recognition of goodwill primarily due to projected operating synergies of the combined businesses including, utilizing the Spacelabs Medical distribution channels and expanding the Company’s portfolio of products to reach more areas of the hospital.

Intangible assets acquired have the following useful lives: Developed Technology—10 years; Customer Relationships—7 years. Acquired intangible assets include amounts assigned to tradenames that are not subject to amortization.

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JUNE 30, 2003, 2004 and 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General—OSI Systems, Inc. and its subsidiaries is a vertically integrated, worldwide provider of security and inspection systems, medical monitoring and anesthesia systems, and optoelectronic devices and value-added subsystems.

The Company designs, manufactures and markets security and inspection systems worldwide to end users under the “Rapiscan Systems” brand name. Rapiscan Systems products are used to inspect baggage, cargo, people, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

The Company’s medical monitoring and anesthesia systems businesses design, manufacture and market their products worldwide to end users under several brand names. The Company’s medical monitoring systems, network and connectivity solutions, ambulatory blood pressure monitors and related services are sold under the “Spacelabs Medical” brand name. The Company’s anesthesia systems and components are sold under the “Blease” brand name. The Company’s arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools, are sold under the “Dolphin” brand name and its peripheral bone densitometers and ultrasound bone sonometers are sold under the “Osteometer” brand name.

The Company’s optoelectronic devices and value-added subsystems are used in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical diagnostics, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. The Company designs and manufactures optoelectronic devices and value-added subsystems worldwide for others through original equipment manufacturer arrangements, as well as for its security and medical equipment businesses.

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

There were no marketable securities available for sale as of June 30, 2004. Net realized gains on sales of available-for-sale securities amounted to $1,767,000 for the fiscal year ended June 30, 2003 and $376,000 for the fiscal year ended June 30, 2004. There were no realized gains or losses from sales of available-for-sale securities for the fiscal year ended June 30, 2005.

Concentrations of Credit Risk—The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its cash, cash equivalents, available-for-sale investments and accounts receivable. The Company restricts investments in cash equivalents to financial institutions with high credit standing. At June 30, 2004 approximately 86% of the Company’s cash equivalents were held at three financial institutions. At

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

June 30, 2005, approximately 53% of the Company’s cash equivalents were held at two financial institutions. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s worldwide customer base. No one customer accounted for more than 10% of accounts receivable or revenues as of June 30, 2004 or 2005. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses.

Accounts Receivable—The allowance for doubtful accounts involves estimates based on management’s judgment, review of individual receivables and analysis of historical bad debts. The Company adjusts customer credit limits based upon each customer’s payment history and current credit worthiness, as determined by credit information available at that time. The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accounts receivable consisted of the following at June 30 (in thousands):

	2004	2005
Trade receivables—net	$81,601	$86,744
Receivables related to long term contracts—unbilled costs and accrued profit on progress completed	4,173	2,483

Total	$85,774	$89,227

The unbilled costs and accrued profit at June 30, 2005 are expected to be entirely billed and collected during fiscal year 2006.

Inventory—Inventory is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. The Company writes down inventory for slow-moving and obsolete inventory based on assessments of future demands, market conditions and customers who may be experiencing financial difficulties. If these factors are less favorable than those projected, additional inventory write-downs may be required.

Inventory consisted of the following at June 30 (in thousands):

	2004	2005
Raw materials	$41,064	$56,584
Work-in-process	25,283	22,132
Finished goods	30,827	28,725

Total	$97,174	$107,441

Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of the useful life of the asset or the lease term.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

Property and equipment consisted of the following at June 30 (in thousands):

	Estimated Useful Lives	2004	2005
Land		$1,263	$5,564
Buildings	20 years	2,948	6,322
Equipment	5-8 years	17,786	23,890
Leasehold improvements	3-10 years	6,830	6,513
Tooling	3-5 years	2,661	2,911
Furniture and fixtures	8-10 years	2,325	3,328
Computer equipment	3-4 years	9,994	12,252
Enterprise Resource Planning software	10 years	1,357	1,848
Vehicles	3-5 years	277	262

Total		45,441	62,890
Less accumulated depreciation and amortization		(26,666)	(31,916)

Property and equipment—net		$18,775	$30,974

During the fiscal years ended June 30, 2003, 2004 and 2005, depreciation expense was approximately $3,685,000, $3,969,000 and $6,610,000, respectively.

Included in computer equipment above is approximately $730,000 of assets under capital leases.

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

Derivative Instruments—The Company may, from time to time, purchase foreign exchange contracts, in order to attempt to reduce foreign exchange transaction gains and losses, or enter into interest rate swaps. The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivatives and Certain Hedging Activities.” As of June 30, 2004 and 2005 there were no foreign exchange contracts or interest rate swaps outstanding.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

Revenue Recognition—The Company recognizes revenue upon shipment of products when title and risk of loss passes, and when terms are fixed and collection is probable. In accordance with the terms of Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” where installation services, if provided, are essential to the functionality of the equipment, the portion of revenue for the sale attributable to installation is deferred and recognized when the installation service is provided. In an instance where terms of sale include subjective customer acceptance criteria, revenue is deferred until the acceptance criteria are met. Concurrent with the shipment of the product, the Company accrues estimated product return reserves and warranty expenses. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not the customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognized. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product.

The Company undertakes projects that include the design, development and manufacture or fabrication of large complex cargo and vehicle inspection systems that are specially customized to customer’s specifications or that involve fixed site construction. Sales under such contracts are recorded under the percentage-of-completion method in accordance with Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Critical estimates made by management related to revenue recognition under the percentage-of-completion method include the estimation of costs at completion and the determination of the overall margin rate on the specific project.

Revenues from separate service maintenance contracts are recognized ratably over the term of the agreements. For other services, service revenues are recognized as the services are performed. Deferred revenue for services arises from advance payments received from customers for services not yet performed. The Company records billed shipping and handling fees as revenue and the associated costs as cost of goods sold.

Research and Development Costs—Research and development costs are those costs related to the development of a new product, process or service, or significant improvement to an existing product, process or service. Such costs are charged to operations as incurred. Grants for research and development are recorded as revenue in the period earned, and the related costs are classified in cost of goods sold.

Foreign Currency Translation—The accounts of the Company’s operations in Canada, India, Malaysia, Norway, Singapore and the United Kingdom are maintained in Canadian dollars, Indian rupees, Malaysian ringgits, Norwegian kroners and U.K. pounds, respectively. The accounts of the Company’s operations in Austria, Finland, France, Germany and Greece are maintained in euros. Foreign currency financial statements are translated into U.S. dollars at fiscal year end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of accumulated other comprehensive loss. Transaction losses of approximately $475,000, $377,000 and $237,000, were included in income for the fiscal years ended June 30, 2003, 2004 and 2005, respectively.

Earnings (Loss) per Share—The Company has reflected the provisions of SFAS No. 128, “Earnings per Share,” in the accompanying consolidated financial statements for all periods presented. Earnings per common

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

share are computed using the weighted-average number of shares outstanding during the period. Diluted earnings per common share are computed using the weighted-average number of shares outstanding during the period plus the dilutive effect of potential common stock. Potential common stock types are the Company’s stock options, stock warrants and Spacelabs Medical stock options (see Note 7).

As of June 30, 2003, 2004 and 2005, 1,170,200, 1,314,863 and 3,099,745, respectively, of potentially dilutive shares associated with stock options and stock warrants, collectively, were not included in diluted earnings per common share calculations because to do so would have been antidilutive.

The following table reconciles the numerator and denominator used in calculating basic earnings per common share and diluted earnings per common share for the fiscal years ended June 30:

	2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share:
Income available to common shareholders	$15,793,000	14,013,584	$1.13

Effect of dilutive securities
(Treasury stock method)		499,790

Total	$15,793,000	14,513,374	$1.09

	2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share:
Income available to common shareholders	$9,956,000	14,733,700	$0.68

Effect of dilutive securities
(Treasury stock method)		502,699

Total	$9,956,000	15,236,399	$0.65

	2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Loss per common share:
Net loss	$(2,395,000)	16,222,998	$(0.15)
Effect of dilutive interest in subsidiary stock	(107,000)

Loss available to common shareholders	(2,502,000)

Effect of dilutive securities
(Treasury stock method)		—

Total	$(2,502,000)	16,222,998	$(0.15)

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

Goodwill and Other Intangible Assets—SFAS No. 142, “Goodwill and Other Intangible Assets,” requires testing goodwill for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that may reduce the fair value of a reporting unit below its carrying value. The Company performed its annual impairment test during the second quarter of fiscal years 2003, 2004 and 2005 and concluded that there was no impairment of goodwill for the fiscal years ended June 30, 2003, 2004 and 2005. The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2004 and 2005, for each segment in which the company operates, are as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated
Balance as of July 1, 2003	$8,205	$1,269	$1,962	$11,436
Reduction related to net operating losses acquired on purchase of Ancore	(631)			(631)
Goodwill acquired during the period	8,762		4,104	12,866
Foreign currency translation adjustment	254			254

Balance as of June 30, 2004	16,590	1,269	6,066	23,925
Goodwill acquired during the period	8	4,442	278	4,728
Foreign currency translation adjustment	(106)	150		44

Balance as of June 30, 2005	$16,492	$5,861	$6,344	$28,697

Additional information concerning reporting segments is available in Note 13 to the consolidated financial statements.

SFAS No. 142 requires that intangible assets that meet the criteria for recognition apart from goodwill be reclassified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing.

The Company has intangible assets for tradenames, which have indefinite lives and are therefore not subject to amortization. The carrying value of these tradenames was $6,041,000 and $7,083,000 at June 30, 2004 and 2005, respectively.

Intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2004				June 30, 2005
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Purchased Software	5 years	$327	$310	$17	$327	$327	$
Software development costs	6 years	3,558	1,063	2,495	5,051	1,552		3,499
Patents	11 years	438	139	299	439	193		246
Core technology	25 years	6,800	359	6,441	9,213	681		8,532
Developed technology	18 years	26,221	1,116	25,105	26,400	2,989		23,411
Customer relationships/backlog	8 years	4,779	263	4,516	5,439	923		4,516

		$42,123	$3,250	$38,873	$46,869	$6,665		$40,204

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

Amortization expense for the fiscal years ended June 30, 2003, 2004 and 2005 was $604,000, $1,739,000 and $4,026,000, respectively. At June 30, 2005, estimated future amortization expense is as follows (in thousands):

2006	$3,335
2007	3,312
2008	3,174
2009	2,822
2010	2,686
2011 and thereafter	24,875

Total	$40,204

Software development costs, for software products to be licensed to others, incurred before establishing technological feasibility, are charged to operations. Software development costs incurred after establishing technological feasibility and purchased software costs are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of sales, is the greater of: (i) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product. During the fiscal years ended June 30, 2003, 2004 and 2005, the Company capitalized software development costs in the amount of $443,000, $90,000 and $1,401,000, respectively.

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

Provision for Warranties (in thousands)
Balance on July 1, 2002	$2,164
Additions	2,516
Reductions for warranty repair costs	(1,898)

Balance on June 30, 2003	2,782
Additions	2,718
Increase as a result of acquisitions	7,719
Reductions for warranty repair costs	(4,029)

Balance on June 30, 2004	9,190
Additions	5,559
Increase as a result of acquisitions	464
Revisions to prior estimates	(2,148)
Reductions for warranty repair costs	(6,424)

Balance on June 30, 2005	$6,641

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

New Accounting Pronouncements—In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which is effective for the annual periods beginning after June 15, 2005. SFAS 123R therefore becomes effective for the Company in the first quarter of fiscal year 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. The Company expects the adoption of this statement will have an adverse impact on its consolidated financial position and results of operations. The Company has not yet completed its evaluation of the effect that SFAS 123R will have on its consolidated financial statements.

In December 2004, the FASB issued two FASB Staff Positions (“FSP’s”): FSP SFAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004,” which were both effective upon issuance. FSP SFAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FSP SFAS 109-2 grants additional time to evaluate the Act’s impact on the Company’s plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company is currently evaluating the effect of the FSP’s on the Company’s consolidated financial statements.

In June 2005, the EITF modified its consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” This guidance creates stricter standards for aggregating operating segments that do not meet the quantitative thresholds provided within SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.” The guidance will be effective for fiscal years ending after September 15, 2005. The Company does not anticipate that adoption of this guidance will impact the presentation of its reportable segments.

In June 2005, the FASB issued an exposure draft of a proposed standard entitled “Business Combinations—a replacement of FASB Statement No. 141.” The proposed standard, if adopted, would provide new guidance for evaluating and recording business combinations and would be effective on a prospective basis for business combinations whose acquisition dates are on or after January 1, 2007. Upon issuance of a final standard, which is expected in 2006, the Company will evaluate the impact of this new standard and its effect on the process for recording business combinations.

In July 2005, the FASB issued an exposure draft of a proposed interpretation, “Accounting for Uncertain Tax Positions.” The proposed interpretation clarifies the accounting for uncertain tax positions in accordance with SFAS 109. The proposed interpretation requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of current or deferred tax asset or

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

receivable, or recording a current or deferred tax liability. The proposed interpretation also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The proposed interpretation has a 60-day comment period and shall be effective for all companies as of the first fiscal year ending after December 15, 2005. Upon issuance of a final standard, which is expected in 2006, the Company will evaluate the impact that the interpretation will have on its consolidated financial statements.

Stock-Based Compensation (As Restated)—The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock-based employee compensation plans. These interpretations include FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123. These statements established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above.

The Company accounts for stock-based awards to non-employees using the guidance of SFAS No. 123, as amended by SFAS No. 148, and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.

The Company applies APB Opinion No. 25 in accounting for substantially all of its stock-based awards and, accordingly, except for certain options issued to non-employees, as discussed above, no compensation cost using the intrinsic value method has been recognized for its stock option grants in the accompanying financial statements.

The Company has two employee stock options plans: the 1997 Stock Option Plan and the 2004 Spacelabs Medical Stock Option Plan (see Note 7).

Subsequent to the issuance of the Company’s fiscal year 2004 consolidated financial statements, the Company’s management determined that total stock-based employee compensation expense determined under the fair value based method, net of related tax effects, and the per share weighted-average fair value of stock options granted, for fiscal years 2003 and 2004, had been calculated incorrectly. As a result, the amounts presented below have been restated from the amounts previously reported to decrease pro forma stock-based compensation expense, net of related tax effects, and to increase pro forma net income by $290,000 for fiscal year 2003 and by $1,432,000 for fiscal year 2004, and to increase pro forma diluted earnings per share by $0.04 per share for 2003 and by $0.10 per share for 2004. The restated per share weighted-average fair value of stock options granted under the 1997 Stock Option Plan was $10.91 for fiscal year 2003 and $11.03 for fiscal year 2004. The restatement did not impact the Company’s consolidated financial position, results of operations or cash flows for any of the periods presented.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

If the fair value based method had been applied in measuring stock compensation expense under SFAS No. 123, as amended by SFAS No. 148, the pro forma effect on net earnings and net earnings per share would have been as follows (in thousands except for per share amounts):

	Years Ended June 30,
	2003 (Restated)	2004 (Restated)	2005
Net income (loss)—as reported	$15,793	$9,956	$(2,395)
Add: Stock-based employee compensation expense included in reported net income—net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards—net of related tax effects	(2,250)	(3,504)	(4,268)

Pro forma net income (loss)	$13,543	$6,452	$(6,663)

Earnings (loss) per share:
Basic—as reported	$1.13	$0.68	$(0.15)
Basic—pro forma	$0.97	$0.44	$(0.41)
Diluted—as reported	$1.09	$0.65	$(0.15)
Diluted—pro forma	$0.93	$0.41	$(0.42)

The per share weighted-average fair value of stock options (calculated as of the grant date) issued under the 1997 Stock Option Plan during fiscal years 2003, 2004 and 2005 was $10.91, $11.03 and $8.91, respectively.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions for the 1997 Stock Option Plan:

1997 Stock Option Plan	Year Ended June 30,
	2003	2004	2005
Expected dividend	0.0%	0.0%	0.0%
Risk free interest rate	2.5%	2.5%	3.4%
Expected volatility	94.9%	77.1%	58.3%
Expected life (in years)	4.0	3.8	3.7

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions for the 2004 Spacelabs Medical Stock Option Plan:

2004 Spacelabs Medical Stock Option Plan	Year Ended June 30,
	2004	2005
Expected dividend	0.0%	0.0%
Risk free interest rate	2.4%	3.2%
Expected volatility	51.5%	51.2%
Expected life (in years)	3.6	3.6

The per share weighted-average fair value of stock options (calculated as of the grant date) issued under the 2004 Spacelabs Medical Stock Option Plan during fiscal years 2004 and 2005 was $0.23 and $0.33, respectively.

As discussed previously, SFAS 123R is effective beginning in fiscal year 2006. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. Upon adoption, prior periods may be, but are not required,

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

to be restated. The Company expects that the adoption of SFAS 123R will have an adverse impact on its net earnings and net earnings per share. The Company has not yet completed its evaluation of the effect that SFAS 123R will have on its consolidated financial statements.

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

The joint venture was formed for the purpose of the manufacture, assembly, service and testing of x-ray security and other products. Some of the Company’s subsidiaries are suppliers to the joint venture partner. The joint venture partner utilizes the technology purchased from the Company’s subsidiaries to manufacture products which are sold to the joint venture. Sales to the joint venture partner for the fiscal years ended June 30, 2003, 2004 and 2005 were approximately $468,000, $677,000 and $178,000, respectively.

In August 2002, the Company invested $775,000 to purchase a minority equity interest in CXR, a UK-based research and development company that develops real time tomography systems. The investment was accounted for under the equity method of accounting. As a result of adopting FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” the Company began consolidating this investment during fiscal year 2004. In June 2004, the Company subscribed to $810,000 of additional shares issued by CXR. The Company further purchased shares held by third parties for a total of $550,000 and increased its interest to 75%. In December 2004, the Company acquired the remaining 25% interest. As compensation to the selling shareholders for this remaining interest, the Company agreed, for a period of 18 years, to make royalty payments based on sales of CXR’s products. There were no such sales during the fiscal year ended June 30, 2005. As a result of this transaction, CXR is now a wholly-owned subsidiary of the Company.

For the fiscal years ended June 30, 2003, 2004 and 2005, the Company’s equity in the earnings (losses) of the above-mentioned joint ventures amounted to $76,000, ($102,000) and $213,000 respectively, and is included in selling, general and administrative expenses.

In July 2002, the Company purchased from Imagis Technologies, Inc. (“Imagis”) 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share and certain ancillary rights, for an aggregate purchase price of $1.75 million. Imagis develops facial recognition software for security applications. The investment is classified as available-for-sale and as a result of the long term nature of this investment, is included in other assets in the accompanying consolidated financial

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

statements. For the fiscal years ended June 30, 2003 and 2004, based on the continued trading of Imagis common stock below the original purchase price for a prolonged period of time, other than temporary impairments in the carrying value of this investment totaling $1,433,000 and $247,000, respectively (pre-tax) were recognized.

In connection with the acquisition of Spacelabs Medical (see Note 3), the Company acquired 19.95% of the issued and outstanding shares of Tempus Software, Inc., a privately-held company (“Tempus”). In June 2004, QuadraMed Corp., a public company, traded over-the-counter at that time (“QuadraMed”), purchased all of the issued and outstanding shares of Tempus. In exchange for its Tempus shares, the Company received $902,000 in cash plus restricted shares in QuadraMed. Such restricted shares were provisionally valued by the Company at $322,000 until a more complete valuation of such shares could be finalized. In February 2005, the Company finalized its valuation and determined that the QuadraMed shares should in fact be valued at $827,000 as of the acquisition date.

At March 31, 2005, the fair value of the Company’s QuadraMed shares had decreased based on the market price of QuadraMed’s shares that were publicly traded. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company concluded that an other-than-temporary decline in the value of its QuadraMed shares had occurred and recorded a write down of $182,000 in its consolidated statements of operations.

As of June 30, 2005, the Company had held its restricted QuadraMed shares for a sufficient period such that under federal and state securities laws the shares became unrestricted. Therefore, the Company now deems the value of its QuadraMed shares to be equal the quoted market price of QuadraMed shares. As of June 30, 2005, the Company’s QuadraMed shares have accordingly been re-classified from investments to marketable securities available-for-sale in the accompanying consolidated balance sheet. As of June 30, 2005, the market price of QuadraMed’s shares had recovered and the Company determined that the value of its QuadraMed shares had risen by $154,000, which represents the unrealized gains subsequent to the write down of such investment at March 31, 2005. In accordance with SFAS 115, this recovery has been recorded as a component of other comprehensive income.

In addition to the above, in connection with the purchase of Tempus by QuadraMed, the Company also received into an escrow account $115,000 in cash and certain additional unregistered shares in QuadraMed, pending the resolution of certain purchase price adjustments. The Company has not yet assigned a value to the cash and shares held in escrow as uncertainties remain as to the amounts the Company will ultimately receive.

3.    ACQUISITIONS AND DISPOSITIONS

In October 2000 and May 2001, the Company invested an additional $182,000 and $100,000, respectively, to increase the Company’s equity percentage in OSI Medical to 74.8%. The Company merged OSI Medical into a newly formed subsidiary, Dolphin Medical, Inc. (“Dolphin”) in March 2002. Dolphin had been formed in September 2001 when the medical device business of the Company’s UDT Sensors, Inc. subsidiary was contributed to Dolphin in exchange for stock in Dolphin. In December 2003, the Company entered into a Stock Purchase and Option Agreement with Conmed Corporation, whereby Conmed Corporation purchased a 9% interest in Dolphin and an option to purchase all of the remaining shares of Dolphin. In addition, Conmed Corporation and Dolphin entered into a distribution agreement, which provides Conmed Corporation with distribution rights for certain Dolphin products within certain defined territories. The Company currently owns approximately 90% of Dolphin. The Company received $2,000,000 in connection with the above-mentioned agreements of which $800,000 is deferred over the five-year term of the distribution agreement.

In fiscal year 2000, the Company formed RapiTec, a majority-owned subsidiary. In January 2004, the minority shareholders of RapiTec accepted an offer by the Company to purchase all shares of RapiTec common

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

stock held by them. As a result of the transaction, the Company now wholly owns RapiTec. Consideration paid for the share purchase transaction consisted of an initial cash payment of approximately $820,000 paid in fiscal year 2004, of which $536,000 was allocated to goodwill, and a second cash payment of approximately $279,000 paid in January 2005, which amount was also allocated to goodwill. As of June 30, 2005, the Company has approximately $815,000 in goodwill recorded for this acquisition, none of which is tax deductible.

In July 2002, the Company acquired substantially all the assets and business of Thermo Centro Vision, Inc., an opto-electronic subsystems designer and manufacturer based in Ventura County, California, for a purchase price of $1,450,000. The acquisition was made through a newly formed, wholly owned subsidiary, Centro Vision. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. As of June 30, 2005, the Company has approximately $399,000 in goodwill recorded for this acquisition, of which approximately $399,000 is tax deductible. Although the agreement to purchase the assets and business of Thermo Centro Vision, Inc. included a provision for a contingent additional payment based on the financial performance of the business measured as of March 31, 2003, the minimum threshold for the contingent additional payment was not met. The Company is therefore under no further obligation to make additional purchase price payments in connection with this transaction.

In November 2002, the Company acquired all the outstanding capital stock of Ancore Corporation (recently renamed Rapiscan Systems High Energy Inspection Corporation) (“Ancore”), a Santa Clara, California based privately held high-technology developer and provider of advanced inspection systems for aviation security, port and border inspection and counter-terrorism to enhance the Company’s cargo and vehicle inspection system offerings. Consideration paid for the acquisition consisted of a combination of the Company’s common stock (“Common Stock”) and cash. At the close of the acquisition, the Company paid $2,000,000 in cash, and issued 347,890 shares of its Common Stock valued at $5,749,000. Expenses associated with the acquisition were approximately $120,000, and have been included in the total purchase price. As of June 30, 2005, the Company has approximately $4,129,000 in goodwill recorded for this acquisition, none of which is tax deductible. The acquisition agreement contains certain provisions for additional contingent purchase price payments. On December 9, 2002, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares issued as part of the Ancore purchase consideration, as well as shares potentially issuable in satisfaction of contingent payments.

In January 2003, an additional contingent cash payment of $2,000,000 was made to former Ancore stockholders based on Ancore meeting certain performance criteria. The additional contingent consideration of $2,000,000 has been included in the allocated purchase price. In May 2003, an additional contingent cash payment of approximately $574,000 was made to former Ancore stockholders, based on Ancore meeting certain performance criteria. The additional $574,000 has been included in the allocated purchase price. In addition, during the five years subsequent to the acquisition, upon each commercial sale of a Pulsed Fast Neutron Analysis (“PFNA”) inspection system, the Company will pay former Ancore stockholders an earn-out of 6% of the price of the PFNA system, up to $750,000 per system, in either cash or stock, at the Company’s election. The PFNA earn-out payments are capped at an aggregate of $34,000,000. As of June 30, 2005, no earn-out payments have been made.

In August 2003, the Company acquired certain assets representing the military laser-based training business of Schwartz Electro-Optics, Inc. for $3.7 million. The acquisition was made through a newly formed, wholly-owned subsidiary, OSI Defense. The acquired business develops and manufactures tactical engagement simulation systems, man-worn laser detectors, small arms transmitters, controller guns and a variety of targeting systems for the defense industry. As of June 30, 2005, the Company has approximately $3,157,000 in goodwill

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

recorded for this acquisition, of which approximately $3,157,000 is tax deductible. In November 2003, the Company acquired substantially all remaining assets of Schwartz Electro-Optics, Inc. in a bankruptcy court supervised auction. The Company paid approximately $1,600,000, including acquisition costs. The acquired assets comprise a business for the design, manufacturing and sale of laser-based systems used in traffic and toll management, precision agricultural management, and precision mapping and surveying. The business, located in Orlando, Florida now operates under the name OSI Laserscan. The acquisition was made through OSI Defense. As of June 30, 2005, the Company has approximately $411,000 in goodwill recorded for this acquisition, of which approximately $411,000 is tax deductible.

In October 2003, the Company acquired the assets of a manufacturing services company specializing in surface mount technology lines and PC board assembly operations for approximately $4,473,000 including acquisition costs (net of cash acquired). The acquisition was made through a wholly-owned subsidiary, OSI Electronics.

In December 2003, the Company acquired substantially all of the assets of J&D Engineering, a company registered in England and Wales. The Company paid approximately £367,000 (or approximately $649,000) including acquisition costs. A further £93,000 (or approximately $171,000) was paid during the quarter ended March 31, 2004. The acquired assets comprise a business for the design, sale and manufacturing of, among other products, metal frames for x-ray scanners. The acquisition was made through the Company’s wholly owned subsidiary, Rapiscan Security Products Limited, (recently renamed “Rapiscan Systems Limited”)(“Rapiscan Systems U.K.”).

In January 2004, the Company completed the acquisition of all of the outstanding capital stock of Advanced Research and Applications Corp. (recently renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation) (“ARACOR”), a privately held company located in Sunnyvale, California. Consideration for the acquisition consisted of an initial cash payment of approximately $17,602,000 (net of cash acquired), including acquisition costs. Furthermore, during the seven years following the close, contingent consideration is payable based on ARACOR’s net revenues, provided certain requirements are met. The contingent consideration is capped at $30,000,000. As of June 30, 2005, approximately $8,000 of the contingent consideration has been earned and paid. As of June 30, 2005, the Company has approximately $8,302,000 in goodwill recorded for this acquisition, none of which is tax deductible. The acquisition of ARACOR broadens the Company’s security product portfolio with ARACOR’s mobile x-ray inspection system, the Eagle, which is designed for container scanning at busy seaports.

In March 2004, the Company completed the acquisition from Instrumentarium Corporation, now a subsidiary of General Electric Company, of certain capital stock and assets constituting substantially all of the business operations of Spacelabs Medical. The acquisition price was approximately $47,929,000 in cash (net of cash acquired), including acquisition costs. Spacelabs Medical is a leading global manufacturer and distributor of patient monitoring systems for critical care and anesthesia, wired and wireless networks, clinical information connectivity solutions, ambulatory blood pressure monitors and medical data services. In June 2004, the Company notified General Electric Company of a working capital and retention bonus adjustment resulting in what the Company believes to be a downward adjustment of the purchase price in the amount of $25,900,000. In September 2004, General Electric Company responded that it believes the amount of the downward adjustment to be $7,800,000. In June 2005, the Company filed suit in Delaware seeking specific performance of the purchase agreement with respect to an independent determination of the amount of the purchase price adjustment. The action is currently pending. No amounts have been recorded in the financial statements in relation to the expected reduction in the purchase price.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

Pursuant to the terms of the purchase agreement, the Company assumed management retention bonus agreements for key personnel of Spacelabs Medical. The current estimate of total retention bonuses paid and to be paid under these agreements is approximately $5,400,000. As of June 30, 2005, the Company has accrued a total of $2,052,000 for the retention bonuses. The accrual is included in accrued payroll and related expense as of June 30, 2004 and 2005 and is summarized in the following table:

Retention Bonus Accrual (in thousands)
Balance on March 19, 2004	$1,902
Accruals	1,104
Payments	(403)

Balance on June 30, 2004	2,603
Accruals	1,824
Payments	(2,375)

Balance on June 30, 2005	$2,052

In February 2005, the Company completed the acquisition of all of the outstanding capital stock of Blease for $9,279,000 in cash (net of cash acquired), including acquisition costs. As of June 30, 2005, the Company has approximately $4,250,000 in goodwill recorded for this acquisition, none of which is tax deductible. Furthermore, during the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $11,200,000 as of June 30, 2005). The results of operations of Blease have been included in the Company’s consolidated statement of operations from the acquisition date, February 2005.

Supplemental pro-forma disclosures of the results of operations for the fiscal years ended June 30, 2004 and 2005 as though the Spacelabs and Blease acquisitions had been completed as of July 1, 2003 are as follows (in thousands except per share amounts):

	Unaudited
	2004	2005
Revenues	$375,565	$395,610
Net loss before taxes	$(14,165)	$(9,076)
Net loss	$(8,819)	$(3,306)
Net loss available to shareholders	$(8,819)	$(3,413)
Diluted loss per share (1)	$(0.58)	$(0.21)

(1)	Earnings per share is calculated based on 15,236,399 and 16,222,998 diluted ordinary shares for the fiscal years ended June 30, 2004 and 2005, respectively.

In fiscal year 2002, the Company entered into an agreement regarding a joint acquisition with L-3 Communications Corporation (“L-3”) of certain detection and security businesses then owned by PerkinElmer, Inc. (“PerkinElmer”). The transaction as contemplated would have resulted in the acquisition from L-3 of a certain portion of PerkinElmer’s detection and security businesses. L-3 completed the purchase of the entirety of the businesses from PerkinElmer in June 2002. In November 2002, L-3 terminated the L-3/OSI transaction prior to consummation. Due to L-3’s termination of the transaction, an expense of $608,000 was recorded for the fiscal year ended June 30, 2003, consisting of previously deferred transaction-related expenses.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

4.    LINE-OF-CREDIT BORROWINGS AND LONG-TERM DEBT

In May 2005, the Company entered into a second amended and restated credit agreement with Bank of the West, which provides for a $50,000,000 senior revolving line of credit, including a letter-of-credit, foreign exchange facility and an acquisition credit facility, which are secured by substantially all of the assets of the Company’s U.S. subsidiaries and its stock ownership in Opto Sensors (Malaysia) Sdn. Bhd. (“Opto Malaysia”) and Rapiscan Systems U.K. The agreement provides that the aggregate principal balance of all advances under the various facilities shall not exceed the total balance available under the line of credit. Borrowings under the line of credit bear interest at the bank’s variable reference rate (6.25% at June 30, 2005) or at the Company’s option, at the applicable LIBOR rate. Commitment fees are payable based on a rate of 0.125% of the unused borrowing facility.

The second amended and restated credit agreement expires in May 2008. At June 30, 2005, there was $15,500,000 outstanding under the revolving line of credit, composed of $12,000,000 at the bank’s variable reference rate (6.25% at June 30, 2005) and $3,500,000 at the six-month LIBOR rate (4.68% at June 30, 2005). In addition, $5,100,000 was issued and outstanding under the letter of credit facility at June 30, 2005. Covenants in connection with the credit agreement impose restrictions and requirements related to, among other things, maintenance of certain financial ratios. As of June 30, 2005, the Company was not in compliance with certain covenants. However, the bank has waived the non-compliance with these covenants as of June 30, 2005. On September 12, 2005, the Company and the bank signed the proposed Summary of Terms & Conditions for purposes of amending the existing credit agreement. The proposed terms and conditions for the amended agreement include an asset-based credit facility with revised financial covenants; however, the final amended credit agreement has not yet been executed.

Opto Sensors (Singapore) Pte. Ltd. (“Opto Singapore”), a wholly-owned subsidiary of OSI Systems, Inc., has entered into a revolving line of credit agreement with the Singapore branch of an Indian bank. This line of credit provides for various types of short term borrowing of up to 3,900,000 Singapore dollars (approximately $2,300,000 at June 30, 2005). Borrowings under the line of credit bear interest at the bank’s prime rate (5.5% at June 30, 2004 and 6.75% at June 30, 2005) plus from 0.5% to 2.25% depending on the type of loan. Borrowings under the line of credit are secured by the assets of Opto Singapore and guaranteed by the Company. At June 30, 2005, there were no amounts outstanding under the revolving line of credit. This facility expires in September 2005 and the Company believes it will be renewed under the same or similar terms.

Advanced Micro Electronics AS (“AME”), a wholly-owned subsidiary of OSI Systems, Inc., has a loan agreement with a Norwegian bank that provides for revolving line-of-credit borrowings of up to 10,000,000 Norwegian kroner (approximately $1,500,000 at June 30, 2005). Borrowings under this line of credit bear interest at a variable rate, which was 4.25% and 4.5% at June 30, 2004 and 2005, respectively. Interest is payable quarterly. Borrowings under this line of credit are collateralized by certain AME assets. At June 30, 2005, there were no amounts outstanding under this line of credit. This facility expires in March 2006 and the Company believes that it will be renewed on the same or similar terms.

In December 2004, Rapiscan Systems U.K., a wholly-owned subsidiary of OSI Systems, Inc., entered into a bank loan of $5,300,000 with a United Kingdom based bank to fund the acquisition of land and buildings in Horley, England. The Company co-located certain of its security and inspection systems and medical monitoring and anesthesia systems operations in this facility. The loan is repayable over a twenty-year period, with quarterly payments due of £34,500 (approximately $61,800 at June 30, 2005). Outstanding borrowings bear interest at 3 month LIBOR (4.99% at June 30, 2005) plus 1.2% and are payable on a quarterly basis.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

Rapiscan Systems U.K. has a loan agreement with a United Kingdom based bank that provides for an overdraft facility up to a maximum amount of £2,000,000 (approximately $3,600,000 at June 30, 2005) outstanding at any one time. Such amounts are secured by certain assets of Rapiscan Systems U.K. At June 30, 2005, no amounts were outstanding under the overdraft facility. Outstanding borrowings bear interest at a base rate (4.5% at June 30, 2004 and 2005) plus 1.35% per annum. The agreement also provides for a £2,500,000 (approximately $4,500,000 at June 30, 2005) facility for tender and performance bonds and a £2,000,000 (approximately $3,600,000 at June 30, 2005) facility for the purchase of foreign exchange contracts and letters of credit. These facilities are secured by certain assets of Rapiscan Systems U.K. and the Company has further guaranteed these obligations up to $3,300,000. As of June 30, 2005, £1,854,000 (approximately $3,319,000 at June 30, 2005) was outstanding under the performance bond facility. At June 30, 2005, £604,000 (approximately $1,000,000 at June 30, 2005) was outstanding under foreign exchange contracts and letters of credit. These facilities expire in May 2006 and the Company believes that they will be renewed on the same or similar terms.

Opto Malaysia has a loan agreement with a Malaysian bank that provides for overdraft borrowings of up to 3,000,000 Malaysian ringgits (approximately $789,000 at June 30, 2005). Borrowings under the line of credit bear interest at the bank’s base lending rate (6.0% at June 30, 2004 and 2005) plus 1.75%. Interest is payable monthly. As of June 30, 2005, no amounts were outstanding under this loan agreement. Borrowings under this loan agreement are secured by certain assets of Opto Malaysia and are guaranteed by the Company. This facility expires in December 2005 and the Company believes that it will be renewed on the same or similar terms.

Opto Malaysia also has an agreement with a Malaysian bank that provides for 17,500,000 Malaysian ringgits (approximately $4,600,000 at June 30, 2005) under a performance bond facility. As of June 30, 2005, 17,500,000 Malaysian ringgits (approximately $4,600,000 at June 30, 2005) were outstanding under this facility. The agreement provides for overdraft borrowings up to 2,000,000 Malaysian ringgits (approximately $526,000 at June 30, 2005). Borrowings under the overdraft facility bear interest at the bank’s base lending rate (6.0% at June 30, 2004 and 2005) plus 1.75%. At June 30, 2005, no amounts were outstanding under the overdraft facility. Borrowings under this agreement are secured by certain assets of Opto Malaysia and are guaranteed by the Company. This facility expires in January 2006 and the Company believes that it will be renewed on the same or similar terms.

Rapiscan Systems Oy (“Rapiscan Systems Finland”) (previously known as Metorex Security Products Oy), a wholly-owned subsidiary of OSI Systems, Inc., has an agreement with a Finnish bank that provides for 525,000 euros (approximately $635,000 at June 30, 2005) under a tender and performance bond facility. As of June 30, 2005, 142,420 euros (approximately $172,000) was outstanding under this facility. The agreement also provides for a foreign currency overdraft facility up to 460,000 euros (approximately $557,000 at June 30, 2005). At June 30, 2005, 208,000 euros (approximately $252,000) was outstanding under the facility. Borrowings under these facilities bear interest rate at the bank’s prime lending rate (2.5% at June 30, 2004 and 2005) plus 1.0%. These facilities expire in February 2006 and the Company believes that they will be renewed at the same or similar terms.

Spacelabs Medical, has an arrangement with a bank in the United States that provides for up to $100,000 in letters of credit and $400,000 for overdraft borrowings. As of June 30, 2005, a $58,400 standby letter of credit was outstanding under the letter of credit portion of the facility. The overdraft borrowings portion bears interest at the bank’s prime rate (6.25% at June 30, 2005) plus 3%. There were no outstanding amounts under the overdraft borrowing portions of the facility as of June 30, 2005. The facility is collateralized by a guarantee from the Company.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

Long-term debt consisted of the following at June 30 (in thousands):

	2004	2005
Four-year term loan payable in monthly installments of $114,583 until paid in full on February 1, 2005. Interest is due monthly at a rate of 5.26%	$940	$—
Four-year term loan payable in monthly installments of $104,167 until paid in full on February 1, 2005. Interest is due monthly at a rate of 4.7%	858	—
Twenty-year term loan payable in quarterly installments of £34,500 (approximately $61,800 at June 30, 2005) until paid in full on December 1, 2024. Interest is due quarterly at a rate of three-month LIBOR plus 1.2% (6.19% at June, 30, 2005)	—	4,817
Capital lease obligations due through fiscal year 2008	—	507
Other	32	27

	1,830	5,351
Less current portion of long-term debt	1,798	499

Long-term portion of debt	$32	$4,852

Fiscal year principal payments of long-term debt as of June 30, 2005 are as follows (in thousands):

2006	$499
2007	508
2008	267
2009	247
2010	247
2011 and thereafter	3,583

Total	$5,351

5.    INCOME TAXES

For financial reporting purposes, income before provision for income taxes and minority interest includes the following components (in thousands):

	2003	2004	2005
Pre-tax income:
United States	$11,836	$2,212	$(12,512)
Foreign	10,634	10,890	4,739

Total pre-tax income (loss)	$22,470	$13,102	$(7,773)

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	2003	2004	2005
Current:
Federal	$2,969	$756	$(4,561)
State	398	122	694
Foreign	3,391	2,691	1,057

	6,758	3,569	(2,810)
Tax effect of stock option benefits	357	907	905
Change in valuation allowance	(1,642)		609
Deferred	1,048	(1,160)	(4,013)

Total provision (benefit) for income taxes	$6,521	$3,316	$(5,309)

The Company does not provide for U.S. income taxes on the undistributed earnings of the foreign subsidiaries, as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time. At June 30, 2005, undistributed earnings of the foreign subsidiaries amounted to approximately $42,289,000. It is not practical to determine the amount of income or withholding tax that would be payable upon the remittance of these earnings.

Deferred income tax assets (liabilities) at June 30 consisted of the following (in thousands):

	2004	2005
Deferred income tax assets:
State income tax credit carryforwards	$1,300	$2,759
Federal income tax credit carryforwards	203
Net operating loss carryforwards	5,412	5,848
Revitalization zone deductions	999	967
Allowance for doubtful accounts	423	1,934
Inventory reserve	1,059	1,467
Provision for losses on long-term contracts	376	276
Inventory capitalization	439	2,974
Accrued liabilities	3,485	3,400
Other assets	2,995	4,382

Total deferred income tax assets	16,691	24,007
Valuation allowance	(1,434)	(2,043)

Net deferred income tax assets	15,257	21,964

Deferred income tax liabilities:
Depreciation	(1,214)	(2,705)
State income taxes	(628)	(1,518)
Amortization of intangible assets	(11,090)	(10,437)
Other liabilities	(124)	(2,396)

Total deferred income tax liabilities	(13,056)	(17,056)

Net deferred income taxes	$2,201	$4,908

As of June 30, 2005, the Company has federal net operating loss carry forwards of approximately $14,510,000 and state net operating loss carry forwards of approximately $8,515,000. The Company’s federal net

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

operating losses will begin to expire in the tax year ending June 30, 2013 and the Company’s state net operating losses will begin to expire in the tax year ending June 30, 2015.

As of June 30, 2005, the Company has state credit carry forwards, including research and development revitalization zone credits, of approximately $3,726,000. The Company’s state credit carry forwards will begin to expire in the tax year ending June 30, 2007.

The Company has established a valuation allowance in accordance with the provisions of SFAS No. 109. The valuation allowance relates to the net operating loss of a subsidiary, subject to Separate Return Limitation Year rules, and on unrealized capital loss related to a write down of an equity investment. The Company continually reviews the adequacy of valuation allowances and releases the allowances when it is determined that it is more likely than not that the benefits will be realized. During fiscal year 2005, the valuation allowance increased by approximately $609,000. This amount relates to an unrealized capital loss which management believes is not more likely than not to be realized. As of June 30, 2005, the Company has a tax contingency reserve of $1,331,000 for a variety of specific uncertain tax positions which is included in income taxes payable on the consolidated balance sheet.

The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	2003	2004	2005
Provision for income taxes at federal statutory rate	35.0%	35.0%	(35.0)%
State income taxes and credits—net of federal benefit	2.9	0.6	(11.0)
Research and development tax credits	(1.3)		(24.1)
Subpart F income			5.6
Foreign income subject to tax at other than federal statutory rate	(4.6)	(7.7)	(2.6)
Nondeductible expenses	0.4	0.9	5.6
Other	4.0		(4.8)
Change in valuation allowance	(7.3)		7.8
Favorable determination of income tax contingencies		(3.5)	(9.8)

Effective income tax rate	29.1%	25.3%	(68.3)%

6.    COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases some of its production and office facilities and certain equipment under various operating leases. Most of these leases provide for increases in rents based on the Consumer Price Index and include renewal options ranging from six months to ten years. Future minimum lease payments under such leases as of June 30, 2005 are as follows (in thousands):

2006	$10,211
2007	7,917
2008	6,068
2009	5,149
2010	4,861
2011 and thereafter	20,210

Total	$54,416

Total rent expense included in the accompanying consolidated financial statements was $1,980,000, $4,507,000 and $8,106,000 for the fiscal years ended June 30, 2003, 2004 and 2005, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

In October 2004, Spacelabs Medical amended two real property leases covering office and manufacturing facilities in Issaquah, Washington. Under the amendments, Spacelabs Medical extended the term of such leases by approximately two years and relinquished certain options it held to terminate portions of such leases early. As a result, the leases now expire in December 2014. In consideration, the landlord paid the Company $2.0 million in cash which has been recorded as deferred rent to be amortized over the remaining term of the lease. The leases are accounted for as operating leases.

Commitments—In November 2004, the Company entered into an agreement with an OEM manufacturer to design and manufacture a patient monitor for Spacelabs Medical. The agreement specifies that the Company will buy a minimum number of monitors from the manufacturer during each year of the contract at a fixed price. The Company may provide 12 months notice to terminate the agreement without cause after the second year of the contract. Given this termination clause, the Company’s minimum purchase commitment under this agreement is three years of purchases, which totals approximately $8,900,000. The Company expects to take delivery on the first units under this contract within the 2006 fiscal year.

In fiscal year 2005, the Company committed to enter into new leases for computer equipment associated with a master lease agreement previously entered into with Dell Financial Services. The master lease agreement provided for the leasing of computer equipment over a period of 36 months. The new leases that are associated with the master lease agreement have been recorded as capital leases. The master lease agreement permits the Company to lease up to $1.0 million in equipment. During fiscal year 2005, the Company committed to a total of approximately $730,000 of equipment under this agreement and does not currently expect to commit to any additional leases of equipment. As of June 30, 2005, $507,000 was outstanding under these capital lease obligations.

Under the terms and conditions of the purchase agreements associated with the following five acquisitions, the Company may be obligated to make additional payments:

In August 2002, the Company purchased a minority equity interest in CXR, a United Kingdom based research and development company that develops real time tomography systems. In June 2004, the Company increased its equity interest in CXR to approximately 75% and in December 2004 the Company acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest the Company has agreed to make certain royalty payments based on sales of CXR’s products.

In November 2002, the Company acquired all the outstanding capital stock of Ancore (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based company for its advanced inspection systems for aviation security, port and border inspection and counter-terrorism. Consideration paid for the acquisition consisted of a combination of the Company’s Common Stock and cash of approximately $10.4 million including professional fees associated with the acquisition. In addition, during the five years following the close, contingent consideration is payable based on the sales of certain of its products. The contingent consideration is capped at $34.0 million. As of June 30, 2005, no earn-out payments have been made.

In January 2004, the Company completed the acquisition of ARACOR (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately held company located in Sunnyvale, California. Consideration for the acquisition consisted of an initial cash payment of approximately $17.6 million (net of cash acquired), including acquisition costs. Furthermore, during the seven years following the close, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of June 30, 2005, approximately $8,000 had been earned and paid as part of this contingent consideration.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

In March 2004, the Company completed the acquisition of Spacelabs Medical from Instrumentarium Corporation. As a result of this acquisition, the Company assumed management retention bonus agreements for key personnel of Spacelabs Medical which could amount to $5,400,000. These retention bonuses vest over a two-year period beginning either October 2003 or March 2004. As of June 30, 2005, a balance of $2,100,000 was included in accrued payroll and related expenses for these retention bonuses. The Company expects to make all remaining payouts associated with these retention bonuses during fiscal year 2006.

In February 2005, the Company completed the acquisition of Blease for $9,279,000 in cash (net of cash acquired), including acquisition costs. Furthermore, during the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $11,200,000 as of June 30, 2005).

Environmental Contingencies—The Company is subject to various federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling and disposal of certain hazardous substances and wastes used or generated in the manufacturing and assembly of our products. Under such laws, the Company may become liable for the costs of removal or remediation of certain hazardous substances that have been released on or in its facilities or that have been disposed of off-site as waste. Such laws may impose liability without regard to whether the Company knew of, or caused, the release of such hazardous substances. The Company has conducted Phase I environmental site assessments for each of its properties in the United States at which the Company manufacture products. The purpose of each such report is to identify, as of the date of such report, potential sources of contamination of the property from past and present activities or from nearby operations. In certain cases, the Company has conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants. The Company believes that it is currently in compliance with all material environmental regulations in connection with its manufacturing operations, and that it has obtained all material environmental permits necessary to conduct business.

During one investigation, the Company discovered soil and groundwater contamination at its Hawthorne, California facility. The Company filed the requisite reports concerning this problem with the appropriate environmental authorities in fiscal year 2001. The Company has not yet received any response to such reports, and no agency action or litigation is presently pending or threatened. The Company also has notified the prior owners of the facility and the present owners and tenants of adjacent properties concerning the problem and has requested from such parties agreements to toll of the statute of limitations with respect to actions against such parties with respect to the contamination in order that the Company may focus its attention on resolution of the contamination problem. The Company’s site was previously used for semiconductor manufacturing similar to that presently conducted on the site by the Company, and it is not presently known who is responsible for the contamination and the remediation. The groundwater contamination is a known regional problem, not limited to the Company’s premises or its immediate surroundings.

The Company has also been informed of soil and groundwater remediation efforts at a facility that its Ferson Technologies subsidiary previously leased in Ocean Springs, Mississippi. Ferson Technologies occupied the facility until October 2003. The Company believes that the owner and previous occupants of the facility have primary responsibility for such remediation and have an agreement with the facility’s owner under which the owner is responsible for remediation of pre-existing conditions. However, the Company is unable at this time to ascertain whether Ferson Technologies bears any exposure for remediation costs under applicable environmental regulations.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company has not accrued for loss contingencies relating to the above environmental matters because it believes that, although unfavorable

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

outcomes may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s results of operations, financial position and/or liquidity could be material.

Legal Proceedings—In November 2002, L-3 brought suit against the Company for a declaratory judgment that L-3 had not breached its obligations to the Company concerning the acquisition of PerkinElmer, Inc.’s Security Detection Systems Business. In February 2003, the Company answered and asserted counterclaims against L-3 for, among other things, fraud, breach of fiduciary duty, breach of contract and failure to negotiate in good faith. In March 2003, L-3 amended its complaint and asserted claims against the Company for breach of contract, failure to negotiate in good faith and tortious interference. In its amended complaint, L-3 requested both a declaratory judgment that it had fulfilled its obligations and an award of damages for an unspecified amount. In March 2005, the court in this action ruled that as a matter of law, L-3 owed us a fiduciary duty. These actions are pending in the District Court for the Southern District of New York.

During 2003 and 2004, the Company was informed that Science Applications International Corporation (“SAIC”) had made statements to prospective buyers of Rapiscan’s gamma ray mobile detection system product that the Company’s product infringed upon unspecified SAIC patents. In April 2004, the Company received a letter from SAIC specifying a patent upon which SAIC claimed the Company’s product infringed. Contrary to SAIC’s claim, the patent cited by SAIC actually distinguished the technology used in the Company’s product as a different, pre-existing technology. The Company therefore filed a lawsuit for declaratory judgment. SAIC has since counter-claimed for patent infringement, citing the same patent and unfair competition.

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

In February 2005, Electromedical, a Greek distribution company, filed an action in the courts of Greece claiming that Spacelabs orally agreed to appoint Electromedical as Spacelabs’ exclusive Greek distributor, but failed to do so. Electromedical claims that it incurred significant expenses as a result of Spacelabs’ actions and demands euro 872,414 (approximately $1,054,000 as of June 30, 2005) in compensation.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company has not accrued for loss contingencies relating to the above matters because it believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s results of operations, financial position and/or liquidity could be material.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

In August 2004, the former president of Spacelabs Medical submitted an arbitration claim alleging breach of a retention and severance agreement seeking approximately $1.5 million and punitive damages. This claim was settled subsequent to June 30, 2005 for $950,000. This settlement amount was included in accruals in the consolidated balance sheet as of June 30, 2005.

The Company is also involved in various other claims and legal proceedings arising out of the conduct of its business. In the Company’s opinion after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on the Company’s financial position, future results of operations, or cash flows.

7.    STOCK OPTIONS

The 1997 Stock Option Plan (the “1997 Plan”)—The 1997 Plan was established in May 1997 and authorizes the grant of up to 850,000 shares of the Company’s Common Stock in the form of incentive and nonqualified options. The authorized shares under the 1997 Plan were increased to 2,350,000 in June 2003. Employees, officers and directors are eligible under this plan, which is administered by the Company’s Board of Directors (the “Board of Directors”), who determine the terms and conditions of each grant, with the advice of and input from the Compensation Committee. The exercise price of nonqualified options may not be less than 85% of the fair market value of the Company’s Common Stock at the date of grant. The exercise price of incentive stock options may not be less than the fair market value of the Company’s Common Stock at the date of grant. The exercise price of incentive stock options granted to individuals that own greater than 10% of the Company’s voting stock may not be less than 110% of the fair market value of the Company’s Common Stock at the date of grant.

Exercise periods for incentive and nonqualified options granted under this plan may not exceed five years from the grant date.

The following summarizes stock option activity for the fiscal years ended June 30:

		Option Price
	Number of Options	Weighted Average	Total
Outstanding—June 30, 2002	1,146,612	$9.82	$11,257,000
Granted	421,748	16.15	6,812,000
Exercised	(101,769)	8.43	(858,000)
Canceled	(87,050)	7.64	(665,000)

Outstanding—June 30, 2003	1,379,541	11.99	16,546,000
Granted	455,765	19.31	8,801,000
Exercised	(177,244)	6.99	(1,233,000)
Canceled	(5,175)	6.74	(40,000)

Outstanding—June 30, 2004	1,652,887	14.57	24,074,000
Granted	377,000	19.35	7,295,000
Exercised	(201,899)	7.39	(1,492,000)
Canceled	(52,840)	14.31	(756,000)

Outstanding—June 30, 2005	1,775,148	16.41	$29,121,000

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

The following summarizes pricing and term information for options outstanding as of June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2005	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Exercisable at June 30, 2005	Weighted- Average Exercise Price
$3.13	80,875	0.80	$3.13	80,875	$3.13
3.44 to 5.00	142,533	1.03	3.86	142,533	3.86
7.70 to 9.48	35,087	0.68	8.48	35,087	8.48
14.76 to 20.91	1,516,653	3.13	18.48	603,601	18.21

$3.13 to $20.91	1,775,148	2.81	$16.41	862,096	$13.15

As of June 30, 2004, options exercisable were 653,474 at a weighted-average exercise price of $10.39. As of June 30, 2003, options exercisable were 484,250 at a weighted-average exercise price of $8.54.

The 2004 Spacelabs Medical Stock Option Plan (the “2004 Spacelabs Plan”)—The 2004 Spacelabs Plan was established in April 2004 and authorizes the grant of up to 10,000,000 shares of Spacelab Medical common stock in the form of nonqualified options. Employees, consultants and non-employee directors of Spacelabs Medical, the Company or the Company’s subsidiaries, are eligible under this plan, which is administered by the board of directors of Spacelabs Medical, who determine the terms and conditions of each grant. Exercise periods for the options granted under the 2004 Spacelabs Plan may not exceed ten years from the grant date, or such lesser period of time as is set forth in each individual stock option agreement.

The following summarizes stock option activity for the fiscal years ended June 30:

		Option Price
	Number of Options	Weighted Average	Total
Outstanding—June 30, 2003	—		$—
Granted	4,897,500	0.58	2,840,550
Exercised	—	—	—
Canceled	(10,000)	0.58	(5,800)

Outstanding—June 30, 2004	4,887,500	0.58	2,834,750
Granted	4,188,500	0.80	3,362,075
Exercised	—	—	—
Canceled	(1,152,500)	0.59	(674,250)

Outstanding—June 30, 2005	7,923,500	0.70	$5,522,575

The following summarizes pricing and term information for options outstanding as of June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2005	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Exercisable at June 30, 2005	Weighted- Average Exercise Price
$0.58 to $0.95	7,923,500	4.18	$0.70	943,750	$0.58

As of June 30, 2004, there were no options exercisable under the 2004 Spacelabs Plan.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

8.    EMPLOYEE STOCK PURCHASE PROGRAM

In August 1998, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (the 1998 Plan”). The 1998 Plan, which was approved by the Company’s shareholders in November 1998, provides persons who have been regular employees of the Company or its U.S. subsidiaries for at least six months and who meet certain other criteria, the opportunity to purchase through regular payroll deductions up to an aggregate of 200,000 shares of Common Stock. The 1998 Plan is administered by the Board of Directors or a committee of the board. The 1998 Plan qualifies as an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code.

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

The 1998 Plan purchased 13,348 shares of Common Stock for a total of $195,000 during the fiscal year ended June 30, 2003, 16,281 shares of Common Stock for a total of $217,000 during the fiscal year ended June 30, 2004 and 42,439 shares of Common Stock, for a total of $701,000 during the fiscal year ended June 30, 2005. The Company’s liability to the 1998 Plan was $175,000 and $580,000 at June 30, 2004 and 2005, respectively.

9.    SHAREHOLDERS’ EQUITY

In March 1999, the Board of Directors instituted a stock repurchase program under which the Company was authorized to purchase up to a total of 2,000,000 shares of its Common Stock. As of June 30, 2004, the Company had repurchased 1,404,500 shares at an average price of $4.37 per share. In September 2004, the Company repurchased 107,500 shares of its Common Stock at an average purchase price of $14.73 per share and increased the number of shares available for repurchase under the stock repurchase program by 1,000,000 shares. In May 2005, the Company repurchased 157,027 shares of Common Stock at an average price of $14.25 per share. At June 30, 2005, 1,330,973 shares are available for repurchase under the stock repurchase program. The stock repurchase program did not have a material effect on the Company’s liquidity and is not expected to have a material effect on liquidity in subsequent quarters. The Company retires the treasury shares as they are

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

repurchased, and they are disclosed as a deduction from common shares in the accompanying consolidated financial statements.

In October 2002, the Company issued and sold an aggregate of 1,250,000 shares of Common Stock in a private placement to institutional investors for an aggregate sales price of $21,600,000. After agent’s commissions, and expenses, net proceeds to the Company were $20,500,000. As part of the transaction, the Company issued to the investors warrants to purchase 281,250 additional shares of the Company’s Common Stock at an exercise price of $21.22 per share exercisable at any time in full or part no later than October 21, 2009. The fair value of the warrants was estimated at $3,365,000 using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected option life of seven years, dividend yield of 0%, volatility of 89% and a risk-free interest rate of 3.18%. The fair value of these warrants is included with the proceeds from the private placement under the common shares balance as of June 30, 2004 and 2005. The Company filed a registration statement on Form S-3 with the SEC on November 14, 2002 for the purpose of registering these securities.

In June 2004, the Company issued and sold an aggregate of 1,500,000 shares of Common Stock in a private placement to institutional investors for an aggregate sales price of $32,300,000. After agent’s commissions, and expenses, net proceeds to the Company were $31,000,000. As part of the transaction, the Company issued to the investors warrants to purchase 337,500 additional shares of the Company’s Common Stock at an exercise price of $27.73 per share exercisable at any time in full or part no later than June 1, 2011. The fair value of the warrants was estimated at $6,152,000 using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected option life of seven years, dividend yield of 0%, volatility of 98% and a risk-free interest rate of 4.45%. The fair value of these warrants is included with the proceeds from the private placement under the common shares balance as of June 30, 2004 and 2005. As part of the transaction, the Company agreed to file a registration statement on Form S-3 with the SEC.

The following summarizes pricing and term information for warrants outstanding as of June 30, 2005:

	Warrants Outstanding
Exercise Prices	Number Outstanding at June 30, 2005	Remaining Contractual Life (Years)
$15.00	84,847	0.37
$21.22	281,250	4.31
$23.47	621,000	3.36
$27.73	337,500	5.92

10.    RELATED-PARTY TRANSACTIONS

The Company contracts with entities owned by directors of the Company to provide messenger service, auto rental and printing services. Included in cost of sales, selling, general and administrative expenses for the fiscal years ended June 30, 2003, 2004 and 2005 are approximately $101,000, $70,000 and $60,000 for messenger service and auto rental and $104,000, $73,000 and $67,000 for printing services, respectively.

11.    EMPLOYEE BENEFIT PLANS

The Company has a qualified employee retirement savings plan. The plan provides for a contribution by the Company, which is determined annually by the Board of Directors. In addition, the plan permits voluntary salary

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

reduction contributions by employees. The Company contributed $123,000, $239,000 and $1,057,000 to the plan for the fiscal years ended June 30, 2003, 2004 and 2005, respectively.

During 2000, AME established a defined contribution plan. The plan provides for contributions by AME at a fixed percentage of employee salaries. Contributions made during the fiscal years ended June 30, 2003, 2004 and 2005 by AME were approximately $164,000, $149,000 and $164,000, respectively.

The Rapiscan Systems U.K. Defined Benefit Plan covers certain Rapiscan Systems U.K. employees. The benefits under this plan are based on years of service and the employees’ highest 12 months’ compensation during the last five years of employment.

Rapiscan Systems U.K.’s funding policy is to make the minimum annual contributions required by applicable regulations based on an independent actuarial valuation sufficient to provide for benefits accruing after that date. The following provides a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for fiscal year 2004 and 2005, and a statement of the funded status as of June 30, 2004 and as of June 30, 2005 (in thousands):

	2004	2005
Change in Benefit Obligation

Benefit obligation at beginning of year	$3,181	$3,446
Translation adjustment	287	(38)
Service costs	60	61
Interest costs	165	188
Plan participants’ contributions	14	14
Actuarial loss (gain)	(77)	428
Actuarial loss from settlement	206
Benefits paid	(390)	(7)

Benefit obligation at end of year	3,446	4,092

Change in Plan Assets

Fair value of plan assets at beginning of year	1,647	1,794
Translation adjustment	149	(20)
Actual return on plan assets	157	294
Company contributions	217	218
Plan participants’ contributions	14	14
Benefits paid	(390)	(7)

Fair value of plan assets at end of year	1,794	2,293

Funded status	(1,652)	(1,799)
Unrecognized net actuarial loss	1,477	1,689

Net amount recognized	$(175)	$(110)

Amount recognized in balance sheets consist of:
Accumulated other comprehensive income	$1,354	$1,709
Accrued pension liability	(1,529)	(1,819)

Net amount recognized	$(175)	$(110)

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

	2003	2004	2005
Net Periodic Benefit Costs

Service costs	$56	$60	$63
Interest costs	169	165	195
Expected return on plan assets	(151)	(85)	(108)
Amortization of prior service costs	95
Settlement cost	169	206
Recognized actuarial loss	37	139	116

Net periodic benefit cost	$375	$485	$266

The accumulated benefit obligation for the Rapiscan Systems U.K. Defined Benefit Plan was $3,323,000 as of June 30, 2004 and $4,112,000 as of June 30, 2005.

Plan Assumptions

	2004	2005
Weighted average assumptions at year-end:
Discount rate	5.8%	5.0%
Expected return on plan assets	6.2%	6.4%
Rate of compensation increase	4.5%	3.0%

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

Rate of compensation increase was estimated at 4.5% as of June 30, 2004. As of June 30, 2005 the directors of the pension plan have decreased the assumed rate of compensation increase to 3.0% to reflect projected compensation increases for the employees in the Rapiscan Systems U.K. Defined Benefit Plan.

Plan Assets and Investment Policy

	Fiscal year ended June 30, 2004		Fiscal year ended June 30, 2005
	Proportion of Fair Value	Expected Rate of Return	Proportion of Fair Value	Expected Rate of Return
Equity securities	48.2%	7.0%	52.6%	8.0%
Debt securities	51.4%	5.5%	44.3%	4.6%
Other	0.4%	5.0%	3.1%	4.0%

Combined	100.0%	6.2%	100.0%	6.4%

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

The benchmark of the Trustees of the Rapiscan Systems U.K. Defined Benefit Plan is to hold assets broadly in the proportion 50% equity securities and 50% debt securities. This proportion is allowed to fluctuate with market movements and is not formally rebalanced. The equity holding is maintained in a balanced fund, with the decision on whether to hold UK equities or non-UK equities being under the control of the investment manager. Typically this proportion is close to 65% UK and 35% non-UK equities. The debt securities are predominantly from the UK, with 70% held in UK government bonds (gilts) and the balance held in corporate stock.

Day-to-day equities selection decisions are delegated to the investment manager, although these are monitored against performance and risk targets. Due to the nature of the pooled funds, there are no significant holdings in any single company (greater than 5% of the total assets). The investment strategy is reviewed on a regular basis, based on the results of the liability studies.

Projected Benefit Payments

The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2005 (in thousands):

Pension Benefits
Fiscal Period
July 1, 2005 to June 30, 2006	$936
July 1, 2006 to June 30, 2007	—
July 1, 2007 to June 30, 2008	204
July 1, 2008 to June 30, 2009	—
July 1, 2009 to June 30, 2010	68
July 1, 2010 to June 30, 2015	920

Company Contribution

Currently the agreed Company contribution rate is 17.9% of pensionable salaries, plus $6,600 per month, with death-in-service insurance premiums being paid in addition. If the Company contributions continue at the current rate, the estimated total Company contributions for the fiscal year 2006 will be $214,800.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

12.    UNAUDITED QUARTERLY RESULTS

The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2004 and 2005 (in thousands):

	Quarter Ended
	September 30, 2003	December 31, 2003	March 31, 2004*	June 30, 2004*
	(Unaudited)
Revenues	$38,645	$51,095	$61,531	$95,798
Costs of goods sold	26,079	36,498	41,957	59,178

Gross profit	12,566	14,597	19,574	36,620

Operating expenses:
Selling, general and administrative expenses	7,521	8,189	12,344	26,107
Research and development	2,037	2,373	3,543	6,685
Restructuring charges	1,061
Management retention bonus			75	1,029

Total operating expenses	10,619	10,562	15,962	33,821

Income from operations	1,947	4,035	3,612	2,799
Write down of equity investment	(247)
Gain on sale of investment			376
Interest income (expense)—net	223	221	144	(8)

Income before provision for income taxes and minority interest	1,923	4,256	4,132	2,791
Provision for income taxes	583	1,221	739	773
Minority interest in net (income) loss of subsidiary	(57)	9	48	170

Net income	$1,283	$3,044	$3,441	$2,188

Basic earnings per common share	$0.09	$0.21	$0.24	$0.14

Diluted earnings per common share	$0.09	$0.20	$0.23	$0.14

*	Results of operations for the three month periods ended March 31, 2004 and June 30, 2004 include the effect of the acquisition of Spacelabs Medical (see Note 3)

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED JUNE 30, 2003, 2004 AND 2005

	Quarter Ended
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
	(Unaudited)
Revenues	$87,644	$102,531	$94,153	$100,713
Costs of goods sold	53,854	66,079	60,975	62,507

Gross profit	33,790	36,452	33,178	38,206

Operating expenses:
Selling, general and administrative expenses	24,793	25,595	30,165	35,692
Research and development	6,670	7,066	7,306	9,495
Management retention bonus	549	549	288	438

Total operating expenses	32,012	33,210	37,759	45,625

Income (loss) from operations	1,778	3,242	(4,581)	(7,419)
Write down of equity investment			182
Interest income (expense)—net	33	5	(126)	(523)

Income (loss) before provision for income taxes and minority interest	1,811	3,247	(4,889)	(7,942)
Provision (benefit) for income taxes	570	789	(1,961)	(4,707)
Minority interest in net (income) loss of subsidiary	69

Net income (loss)	$1,310	$2,458	$(2,928)	$(3,235)

Basic earnings (loss) per common share	$0.08	$0.15	$(0.18)	$(0.20)

Diluted earnings (loss) per common share	$0.08	$0.15	$(0.18)	$(0.20)

13.    SEGMENT INFORMATION

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has reflected the provisions of SFAS No. 131 in the accompanying consolidated financial statements for all periods presented. The Company operates in three identifiable industry segments, (a) security and inspection systems (“Security Group”), (b) medical monitoring, imaging, and related systems (“Healthcare Group”), and (c) optoelectronic devices and value-added subsystems (“Optoelectronics and Manufacturing Group”). The Company also has a corporate segment (“Corporate”) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances and legal, audit and other professional service fees not allocated to product segments. Both the Security Group and the Healthcare Group are comprised of primarily end-product businesses whereas the businesses of the Optoelectronics and Manufacturing Group primarily supply components and subsystems to original equipment manufactures, including to businesses of the Security Group and Healthcare Group through inter-company sales. Sales between segments are at transfer prices that are equivalent to market values. All other accounting policies of the segments are the same as described in Note 1 Summary of Significant Accounting Policies. The Company has restated its segment information for the years ended June 30, 2003 and 2004 to conform to the industry segment presentation. The Company has made certain allocations of prior period costs of goods sold and operating expenses in order to restate prior year information.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

The following tables present the operations and identifiable assets by industry segment (in thousands):

	2003
	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$120,793	$10,881	$50,970	$—	$—	$182,644
Revenue between product segments	—	—	11,287	—	(11,287)	—

Total revenue	$120,793	$10,881	$62,257	$—	$(11,287)	$182,644

Income (loss) from operations	$18,503	$(2,118)	$10,518	$(5,550)	$605	$21,958

Capital expenditure	$1,201	$110	$1,129	$1,129	$—	$3,569

Depreciation	$1,367	$279	$1,803	$236	$—	$3,685

	2004
	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$117,746	$60,695	$68,628	$—	$—	$247,069
Revenue between product segments	—	—	15,382	—	(15,382)	—

Total revenue	$117,746	$60,695	$84,010	$—	$(15,382)	$247,069

Income (loss) from operations	$10,473	$83	$10,117	$(7,744)	$(536)	$12,393

Segment assets	$134,665	$112,889	$47,267	$39,598	$(2,618)	$331,801

Capital expenditure	$910	$1,914	$1,167	$1,413	$—	$5,404

Depreciation	$1,763	$351	$1,616	$239	$—	$3,969

	2005
	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$123,197	$195,698	$66,146	$—	$—	$385,041
Revenue between product segments	—	—	18,412	—	(18,412)	—

Net revenues	$123,197	$195,698	$84,558	$—	$(18,412)	$385,041

Income (loss) from operations	$(5,438)	$8,394	$6,159	$(15,420)	$(675)	$(6,980)

Segment assets	$143,168	$127,906	$57,446	$21,603	$(3,003)	$347,120

Capital expenditure	$11,410	$3,982	$2,589	$(393)	$—	$17,588

Depreciation	$2,783	$1,679	$1,824	$324	$—	$6,610

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

The following tables present the revenues and identifiable assets by geographical area (in thousands):

	2003
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$122,578	$43,240	$16,826	$—	$182,644
Revenue between product segments	914	—	10,373	(11,287)	—

Total revenue	$123,492	$43,240	$27,199	$(11,287)	$182,644

	2004
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$181,569	$49,077	$16,423	$—	$247,069
Revenue between product segments	3,512	—	11,870	(15,382)	—

Total revenue	$185,081	$49,077	$28,293	$(15,382)	$247,069

Long-lived assets	$80,787	$7,699	$1,638		$90,124

	2005
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$293,871	$69,618	$21,552	$—	$385,041
Revenue between product segments	7,679	—	10,733	(18,412)	—

Total revenue	$301,550	$69,618	$32,285	$(18,412)	$385,041

Long-lived assets	$81,530	$25,425	$2,383		$109,338

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL YEARS ENDED JUNE 30, 2003, 2004 AND 2005

14.    SUBSEQUENT EVENTS

On August 29, 2005, Ferson Technologies, Inc., a subsidiary of the Company which represents less than 1% of the Company’s total consolidated revenues and less than 1% of total consolidated assets, suffered damage to its facilities, located in Ocean Springs, Mississippi, as a result of Hurricane Katrina. The Company does not expect that this damage will have a material impact on financial results but is in the process of assessing the extent of the damage and is unable at this time to determine the related costs. The Company is currently reviewing the terms of its property and business interruption coverage with its insurance broker and carriers.

The Company has engaged Collins Stewart, a London-based investment bank to pursue the public offering and listing of approximately 30% to 35% of the equity in Spacelabs Healthcare, a newly formed subsidiary comprising the business operations of the medical monitoring and anesthesia systems group. This offering and listing is planned in the United Kingdom on the AIM Exchange, which is owned and administered by the London Stock Exchange. The shares in Spacelabs Healthcare will not be offered or sold in the United States. Under Securities and Exchange Commission regulations, U.S. residents are prohibited from participating in this proposed offering, and any shares offered cannot be acquired by U.S. residents for a period of twelve months from the date of the offering. The Company currently expect to complete the proposed transaction during the second quarter of fiscal year 2006. However, any proposed listing is subject to a number of factors including regulatory approvals and the Company’s satisfaction with the valuation. Therefore, the Company cannot provide any assurance regarding the completion of the offering or listing.

*    *    *    *    *    *

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
Description	Balance at Beginning of period	Charged to costs and expenses	Charged in other accounts		Deductions- Write-offs		Balance at end of period
Balance for doubtful accounts:
Year ended June 30, 2003	$1,485	$(13)			$374		$1,098

Year ended June 30, 2004	$1,098	$287			$611		$774

Year ended June 30, 2005	$774	$4,005			$97		$4,682

Balance for warranty reserve
Year ended June 30, 2003	$2,164	$2,516			$1,898		$2,782

Year ended June 30, 2004	$2,782	$2,718	$7,719	(1)	$4,029		$9,190

Year ended June 30, 2005	$9,190	$5,559	$464		$8,572	(2)	$6,641

(1)	Included in the additions to the warranty reserve for the fiscal year ended June 30, 2004 is $7,719 of additional warranty reserves relating to the acquisitions completed during fiscal year 2004.

(2)	This amount includes a $2,148 change in estimate for the warranty reserve in the fiscal year ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC.
(Registrant)

Date: September 28, 2005	By:	/s/ ANUJ WADHAWAN
Anuj Wadhawan, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 28, 2005

/s/ ANUJ WADHAWAN Anuj Wadhawan	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2005

/s/ AJAY MEHRA Ajay Mehra	Executive Vice President, President of Rapiscan Systems and Director	September 28, 2005

/s/ STEVEN C. GOOD Steven C. Good	Director	September 28, 2005

/s/ MEYER LUSKIN Meyer Luskin	Director	September 28, 2005

/s/ CHAND R. VISWANATHAN Chand R. Viswanathan	Director	September 28, 2005

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of OSI Systems, Inc. (1)

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation (2)

3.3	Amended and Restated Bylaws of OSI Systems, Inc. (1)

4.1	Specimen Common Stock Certificate (3)

4.2	Rights Agreement dated July 31, 2000, between U.S. Stock Transfer Corporation and OSI Systems, Inc. (4)

4.3	Amendment No. 1, dated December 21, 2004, to Rights Agreement dated as of July 31, 2000, between U.S. Stock Transfer Corporation and OSI Systems, Inc. (5)

10.1	1987 Incentive Stock Option Plan, as amended, and form of Stock Option Agreement (1)

10.2	Amended 1997 Stock Option Plan (6)

10.3	Form of 1997 Stock Option Agreement (1)

10.4	Form of Indemnity Agreement for directors and executive officers of OSI Systems, Inc. (2)

10.5	Employment Agreement dated September 1, 2000, between Ajay Mehra and OSI Systems, Inc. (7)

10.6	Employment Agreement dated June 1, 2003, between Victor Sze and OSI Systems, Inc. (8)

10.7	Amendment to Employment Agreement dated July 18, 2005, between Victor Sze and OSI Systems, Inc. (9)

10.8	Employment Agreement dated June 1, 2003, between Anuj Wadhawan and OSI Systems, Inc. (8)

10.9	Amendment to Employment Agreement dated July 18, 2005, between Anuj Wadhawan and OSI Systems, Inc. (9)

10.10	Amended and Restated Employment Agreement dated July 18, 2005, between Deepak Chopra and OSI Systems, Inc. (9)

10.11	Merger Agreement and Plan of Organization dated December 18, 2003, among Advanced Research & Applications Corp., Robert A. Armistead, OSI Subsidiary, Inc. and OSI Systems, Inc. (10)

10.12	Purchase Agreement dated January 2, 2004, between Instrumentarium Corporation and OSI Systems, Inc. (11)

10.13	Letter Agreement dated March 19, 2004, between Instrumentarium Corporation and OSI Systems, Inc. amending and supplementing the Purchase Agreement dated as of January 2, 2004. (11)

10.14	Securities Purchase Agreement dated June 1, 2004, among OSI Systems, Inc. and various purchasers (12)

10.15	Registration Rights Agreement dated June 1, 2004, among OSI Systems, Inc. and various purchasers (12)

10.16	Lease (A) dated June 24, 2002, between S/I Sammamish I, LLC and Spacelabs Medical, Inc. (13)

10.17	Lease (B) dated June 24, 2002, between S/I Sammamish I, LLC and Spacelabs Medical, Inc. (13)

10.18*	First Amendment to Lease (A) dated October 12, 2004 between S/I Sammamish I, LLC and OSI Systems Inc.

10.19*	First Amendment to Lease (B) dated October 12, 2004 between S/I Sammamish I, LLC and OSI Systems Inc.

10.20	Share Purchase Agreement dated February 8, 2005, between the owners of Blease Medical Holdings Limited and OSI Systems, Inc. (14)

No.	EXHIBIT DESCRIPTION
10.21*	Second Amended and Restated Credit Agreement, dated May 18, 2005, between Bank of the West and OSI Systems, Inc.

14.1*	Code of Ethics

21.1*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Section 302

31.2*	Certification Pursuant to Section 302

32.1*	Certification Pursuant to Section 906

32.2*	Certification Pursuant to Section 906

*	Filed herewith
(1)	Previously filed with our Registration Statement filed June 13, 1997.
(2)	Previously filed with our Current Report on Form 8-K filed November 12, 2004.
(3)	Previously filed with Amendment No. 2 to our Registration Statement on Form S-1 filed August 15, 1997.
(4)	Previously filed with our Form 8-A on August 1, 2000.
(5)	Previously filed with our Current Report on Form 8-K filed December 23, 2004.
(6)	Previously filed with our Current Report on Form S-8 filed February 9, 2005.
(7)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
(8)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
(9)	Previously filed with our Current Report on Form 8-K filed July 20, 2005.
(10)	Previously filed with our Current Report on Form 8-K filed January 1, 2004.
(11)	Previously filed with our Current Report on Form 8-K filed March 26, 2004.
(12)	Previously filed with our Current Report on Form 8-K filed June 2, 2004.
(13)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
(14)	Previously filed with our Current Report on Form 8-K filed February 14, 2005.