Form 10-Q
period 2005-09-30
OSI SYSTEMS INC
filed 2005-11-15
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

As of November 10, 2005, there were 16,249,487 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2005 (Unaudited)	June 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,102	$14,623
Marketable securities, available-for-sale	852	816
Accounts receivable, net of allowance for doubtful accounts of $5,478 at September 30, 2005 and $4,682 at June 30, 2005	92,622	89,227
Other receivables	5,821	5,345
Inventory	109,888	107,441
Prepaid expenses	4,571	4,165
Deferred income taxes	13,400	10,537
Income taxes receivable	5,653	5,519

Total current assets	248,909	237,673
PROPERTY AND EQUIPMENT, Net	33,941	30,974
GOODWILL	28,633	28,697
INTANGIBLE ASSETS, Net	46,364	47,287
INVESTMENTS	1,993	1,366
OTHER ASSETS	1,164	1,014
DEFERRED INCOME TAXES	104	109

TOTAL	$361,108	$347,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$26,448	$15,752
Current portion of long-term debt	871	499
Accounts payable	45,361	41,123
Deferred income taxes	2,200	2,191
Accrued payroll and related expenses	13,855	13,487
Income taxes payable	1,111	1,608
Advances from customers	2,835	2,565
Accrued warranties	6,291	6,641
Provision for losses on long-term contract	364	321
Deferred revenue	6,327	6,419
Other accrued expenses and current liabilities	22,093	22,669

Total current liabilities	127,756	113,275
LONG-TERM DEBT	5,721	4,852
ACCRUED PENSION	2,566	1,819
DEFERRED INCOME TAXES	3,548	3,547

Total liabilities	139,591	123,493
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at September 30, 2005 and June 30, 2005
Common stock, no par value; authorized, 100,000,000 shares; issued and outstanding 16,249,265 and 16,193,239 shares at September 30, 2005 and June 30, 2005, respectively	171,294	169,406
Retained earnings	48,377	52,566
Accumulated other comprehensive income	1,846	1,655

Total shareholders’ equity	221,517	223,627

Total	$361,108	$347,120

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended September 30,
	2005 (Unaudited)	2004 (Unaudited)
REVENUES	$101,870	$87,644
COST OF GOODS SOLD (1)	64,917	53,854

GROSS PROFIT	36,953	33,790

OPERATING EXPENSES:
Selling, general and administrative (1)	33,415	24,793
Research and development (1)	8,731	6,670
Management retention bonus	521	549
Restructuring charges	800	—

Total operating expenses	43,467	32,012

(LOSS) INCOME FROM OPERATIONS	(6,514)	1,778
INTEREST INCOME	20	87
INTEREST EXPENSE	(551)	(54)

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(7,045)	1,811
(BENEFIT) PROVISION FOR INCOME TAXES	(2,856)	570

(LOSS) INCOME BEFORE MINORITY INTEREST	(4,189)	1,241
MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	—	69

NET (LOSS) INCOME	$(4,189)	$1,310

(LOSS) EARNINGS PER COMMON SHARE - Basic	$(0.26)	$0.08

(LOSS) EARNINGS PER COMMON SHARE - Diluted	$(0.26)	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING	16,241,146	16,237,593

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	16,241,146	16,609,329

(1) Three months ended September 30, 2005 include non-cash stock-based compensation expense as follows:

Cost of goods sold	$55
Selling, general and administrative	1,074
Research and development	112

	$1,241

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended September 30, (Unaudited)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,189)	$1,310
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for (recoveries of) losses on accounts receivable	841	(1,120)
Depreciation and amortization	3,274	2,204
Stock-based compensation	1,241
Minority interest in net loss of subsidiary		(6)
Equity in undistributed earnings of unconsolidated affiliates	(24)	(77)
Deferred income taxes	(2,848)	(62)
Restructuring charges	742	—
Loss on sale of property and equipment	8	272
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(4,222)	1,644
Other receivables	(401)	1,180
Inventory	(3,013)	(2,519)
Prepaid expenses	(465)	(66)
Accounts payable	3,118	(7,595)
Accrued payroll and related expenses	307	1,155
Income taxes receivable	(50)	(1,130)
Income taxes payable	(503)	700
Advances from customers	288	(6,756)
Accrued warranties	(341)	(436)
Deferred revenue	(78)	2,302
Other accrued expenses and current liabilities	(691)	(604)

Net cash used in operating activities	(7,006)	(9,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,566)	(2,466)
Proceeds from sale of property and equipment	30
Cash paid for business acquisitions, net of cash acquired	(311)	(1,359)
Intangibles and other assets	(740)	232

Net cash used in investing activities	(4,587)	(3,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from bank lines of credit	10,637	(334)
Proceeds from long-term debt	1,416	—
Payments on long-term debt, excluding capital lease obligations	(66)	(658)
Proceeds from exercise of stock options and employee share purchase plan	647	306
Purchase of treasury stock		(1,583)

Net cash provided by (used in) financing activities	12,634	(2,269)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	438	216

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,479	(15,250)
CASH AND CASH EQUIVALENTS - Beginning of period	14,623	39,879

CASH AND CASH EQUIVALENTS - End of period	$16,102	$24,629

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest, net	$464	$(42)
Income taxes, net	$632	$1,053

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our medical monitoring and anesthesia systems businesses design, manufacture and market their products worldwide to end users under several brand names. Our medical monitoring systems, network and connectivity solutions, ambulatory blood pressure monitors and related services are sold under the “Spacelabs Medical” brand name. Our anesthesia systems and components are sold under the “Blease” brand name. Our arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools, are sold under the “Dolphin” brand name and our peripheral bone densitometers and ultrasound bone densitometer are sold under the “Osteometer” brand name.

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

Consolidation – The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of September 30, 2005, consolidated statements of operations and cash flows for the three month periods ended September 30, 2005 and 2004, have been prepared by us, without audit, pursuant to Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and the rules and regulations of the Securities and Exchange Commission with respect to interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of our management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended June 30, 2005 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 29, 2005. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2006.

Reclassifications – Certain reclassifications have been made to June 30, 2005 condensed consolidated financial statements to conform to current period ended September 30, 2005 presentation.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“SFAS 151”), an amendment to Accounting Research Bulletin No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and was adopted as of July 1, 2005. The adoption of SFAS 151 did not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which is effective for the annual periods beginning after June 15, 2005. SFAS 123R was effective for us beginning July 1, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. For additional information regarding SFAS No. 123R (see information contained in “Stock-Based Compensation” under Item 1 – “Condensed Consolidated Financial Statements – Notes to Condensed Consolidated Financial Statements”, below).

In December 2004, the FASB issued two FASB Staff Positions (“FSP”), namely, FSP SFAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and FSP SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004,” which were both effective upon issuance. FSP SFAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the “Jobs Act”) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FSP SFAS 109-2 grants additional time to evaluate the Jobs Act’s impact on a company’s plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We are currently evaluating the effect of these two FSP’s on our condensed consolidated financial statements.

In June 2005, the Emerging Issues Task Force modified its consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. This guidance creates stricter standards for aggregating operating segments that do not meet the quantitative thresholds provided within SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. The guidance is effective for fiscal years ending after September 15, 2005. Adoption of this guidance did not impact the presentation of our reportable segments.

Derivative Instruments

We apply provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

Our use of derivatives has in the past consisted of foreign exchange contracts used to manage foreign exchange risk. In the past we purchased foreign exchange contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and accounts receivable and do not use the contracts for trading purposes. There were no foreign exchange contracts outstanding as of September 30, 2005 or as of June 30, 2005.

Inventory

Inventory is stated at the lower of cost or market; cost is determined on the first-in, first-out method. Inventory consisted of the following (in thousands):

	September 30, 2005 (Unaudited)	June 30, 2005
Raw Materials	$61,201	$56,584
Work-in-process	23,891	22,132
Finished Goods	24,796	28,725

Total	$109,888	$107,441

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2005 (Unaudited)	June 30, 2005
Trade receivables, net	$90,472	$86,744
Receivables related to long term contracts - unbilled costs and accrued profit on progress completed	2,150	2,483

Total	$92,622	$89,227

We expect to bill and collect the unbilled costs and accrued profits at September 30, 2005 during the next twelve months.

Property and Equipment

Property and equipment consisted of the following (in thousands):

		September 30, 2005 (Unaudited)	June 30, 2005
Land		$5,762	$5,564
Buildings	20 years	6,598	6,322
Equipment	5-8 years	23,208	23,058
Leasehold improvements	3-10 years	6,618	6,513
Tooling	3-5 years	3,697	2,911
Furniture and fixtures	8-10 years	3,482	3,328
Computer	3-4 years	12,615	12,252
Demo equipment	2-5 years	3,106	832
ERP System	10 years	2,527	1,848
Vehicles	3-5 years	276	262

Total		67,889	62,890
Less Accumulated depreciation and amortization		(33,948)	(31,916)

Property and equipment — net		$33,941	$30,974

Spacelabs Medical Acquisition

In March 2004, we completed the acquisition of Spacelabs Medical, Inc., based in Issaquah, Washington, from Instrumentarium Corporation, now a subsidiary of General Electric Company. The acquisition price was approximately $47.9 million in cash (net of cash acquired), including acquisition costs. In June 2004, we notified General Electric Company of a working capital and retention bonus adjustment resulting in what we believe to be a downward adjustment of the purchase price in the amount of $25.9 million. In September 2004, General Electric Company responded that it believes the amount of the downward adjustments to be approximately $7.8 million. In June 2005, we filed suit in Delaware seeking specific performance of our agreement with respect to an independent determination of the amount of the purchase price adjustment. The action is currently pending. As a result of the prospective price adjustment, the final purchase price and the purchase price allocation may differ significantly from the preliminary estimates of these amounts.

As a result of the acquisition of Spacelabs Medical, we acquired 19.95% of the issued and outstanding shares of Tempus Software, Inc., a privately held company. In June 2004, QuadraMed Corp., a public company, traded over-the-counter at that time, purchased all of the issued and outstanding shares of Tempus Software, Inc. In exchange for our Tempus Software, Inc. shares, we received $902,000 in cash plus restricted shares in QuadraMed Corp. Such restricted shares were provisionally valued by us at $322,000 until a more complete valuation of such shares could be finalized. In February 2005, we finalized our valuation and determined that the QuadraMed Corp. shares should in fact be valued at $827,000 as of the acquisition date.

At March 31, 2005, the fair value of our QuadraMed Corp. shares had decreased based on the market price of QuadraMed Corp.’s shares that were publicly traded. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), we concluded that an other-than-temporary decline in the value of our QuadraMed Corp. shares had occurred and recorded a write down of $182,000 in our consolidated statements of operations.

As of June 30, 2005, we had held our restricted QuadraMed Corp. shares for a sufficient period such that under federal and state securities laws the shares became unrestricted. Therefore, we now deem the value of our QuadraMed Corp. shares to be equal to the quoted market price of QuadraMed Corp. shares. As of June 30, 2005, our QuadraMed shares were accordingly re-classified from investments to marketable securities available-for-sale in the accompanying consolidated balance sheet. As of September 30, 2005, the market price of our QuadraMed Corp. shares had risen by $26,000 from June 30, 2005, which represents unrealized gains subsequent to June 30, 2005. In accordance with SFAS 115, this unrealized gain has been recorded as a component of other comprehensive income.

Goodwill and Other Intangible Assets:

The changes in carrying value of goodwill for the three months ended September 30, 2005 is as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated OSI Systems, Inc.
Balance as of June 30, 2005	$16,492	$5,861	$6,344	$28,697
Goodwill acquired during the period	—	—	—	$—
Foreign currency translation adjustments	(12)	(52)	—	$(64)

Balance as of September 30, 2005 (unaudited)	$16,480	$5,809	$6,344	$28,633

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that intangible assets that meet the criteria for recognition apart from goodwill be reclassified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing. SFAS 142 requires testing goodwill for impairment on an annual basis and on an interim basis if an event occurs or circumstance changes that may reduce the fair value of a reporting unit below its carrying value. We performed our annual impairment test during the second quarter of fiscal 2005 and concluded that there were no impairment losses related to goodwill.

Intangible assets which have indefinite lives, and therefore are not subject to amortization, consisted of the following (in thousands):

	September 30, 2005 Gross Carrying Value (unaudited)	June 30, 2005 Gross Carrying Value
Tradename	$7,069	$7,083

Other intangible assets consisted of the following (in thousands):

		September 30, 2005 (unaudited)			June 30, 2005
	Weighted Average Lives	Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Purchased Software	5 years	$327	$327	$—	$327	$327	$—
Software development costs	4 years	3,072	933	2,139	3,635	1,382	2,253
Patents	10 years	419	183	236	439	193	246
Core technology	25 years	9,182	821	8,361	9,213	681	8,532
Developed technology	17 years	27,510	3,305	24,205	27,816	3,159	24,657
Customer relationships / backlog	8 years	5,430	1,076	4,354	5,439	923	4,516

		$45,940	$6,645	$39,295	$46,869	$6,665	$40,204

Amortization expense for the three months ended September 30, 2005 and 2004 was approximately $883,000 and $751,000, respectively. At September 30, 2005, estimated future amortization expense is as follows (in thousands):

Fiscal Year	Amortization expense (unaudited)
Remaining 9 months of 2006	$2,682
2007	3,528
2008	3,381
2009	3,056
2010	2,961
2011	2,820
2012 and thereafter	20,867

Total	$39,295

Research and Development – Research and development costs are those costs related to the development of a new product, process or service, or significant improvement to an existing product, process or service. Such costs are charged to operations as incurred unless the costs are related to a contractual arrangement with the U. S. Government. Costs incurred pursuant to such contractual arrangements are evaluated in accordance with the criteria established by the American Institute of Certified Public Accountants Audit and Accounting Guide, Federal Government Contractors (the “Guide”). In accordance with the terms of the contractual arrangement and the criteria established by the Guide, reimbursement of costs associated with these contracts is recorded as revenue or as a reduction of research and development expense. Revenues related to research and development arrangements totaled $2.4 million for the three months ended September 30, 2005. We did not record any reimbursement of costs associated with such contracts as an offset against research and development expense.

Stock Option Plans

The 1997 Stock Option Plan (the “1997 Plan”) – The 1997 Plan was established in May 1997 and authorizes the grant of up to 850,000 shares of our common stock in the form of incentive and nonqualified options. The number of shares authorized under the 1997 plan was increased to 2,350,000 in June 2003. Employees, officers and directors are eligible under this plan, which is administered by the Company’s Board of Directors, who determine the terms and conditions of each grant, with the advice of and input from the Compensation Committee. The exercise price of nonqualified options may not be less than 85% of the fair market value of our common stock at the date of grant. The exercise price of incentive stock options may not be less than the fair market value of our common stock at the date of grant. The exercise price of incentive stock options granted to individuals that own greater than 10% of our voting stock may not be less than 110% of the fair market value of the our common stock at the date of grant. Exercise periods for incentive and nonqualified options granted under this plan may not exceed five years from the grant date.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions detailed in the table below. Expected volatilities are based on a blend of historical volatilities of our common stock and implied volatilities of publicly traded options. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting periods and our historical exercise patterns. The risk free interest rate is based on the U. S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The assumptions utilized for the 1997 Plan are as follows:

	Three months ended September 30, (unaudited)
	2005	2004
Expected dividend	0.00%	0.00%
Risk free interest rate	4.0%	3.0%
Expected volatility	49.1%	58.3%
Expected life (in years)	3.7	3.7

The following summarizes stock option activity for the three months ended September 30, 2005 and 2004:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2005	1,775,148	$16.41
Granted	4,000	16.41
Exercised	(19,395)	8.20
Canceled	(13,350)	17.41

Outstanding at September 30, 2005 (unaudited)	1,746,403	$16.49	2.58	$2,877

Exercisable at September 30, 2005 (unaudited)	885,618	$14.27	1.70	$2,874

The per share weighted-average grant-date fair value of stock options granted under the 1997 Plan was $6.74 and $7.47 for the three months ended September 30, 2005 and 2004, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2005 and 2004 was $167,000 and $234,000 respectively.

The 2004 Spacelabs Medical Stock Option Plan (the “2004 Spacelabs Plan”) – The 2004 Spacelabs Plan was established in April 2004 and authorizes the grant of up to 10,000,000 shares of Spacelabs Medical common stock in the form of nonqualified options. Employees, consultants and non-employee directors of Spacelabs Medical, OSI Systems or its subsidiaries, are eligible under this plan, which is administered by the board of directors of Spacelabs Medical, who determine the terms and conditions of each grant. Exercise periods for the options granted under the 2004 Spacelabs Plan may not exceed 10 years from the grant date, or such lesser period of time as is set forth in each individual stock option agreement.

The fair value of each option grant under the 2004 Spacelabs Plan is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions detailed in the table below. Expected volatilities are based on the historical volatilities of publicly traded common stock of a select peer group of similar companies. We have determined the 2006 expected term assumption under the “Simplified Method” as defined by Securities and Exchange Commission, Staff Accounting Bulletin Topic 14, Share-Based Payment as we lack historical data and are unable to make reasonable expectations regarding the future. The risk free interest rate is based on the U. S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. There were no options outstanding during the three months ended September 30, 2004.

The assumptions utilized for the 2004 Spacelabs Plan are as follows:

2004 Spacelabs Medical Stock Option Plan

Three months ended September 30, 2005 (unaudited)
Expected dividend	0.00%
Risk free interest rate	3.3%
Expected volatility	51.0%
Expected life (in years)	3.6

The following summarizes stock option activity for the three months ended September 30, 2005 and 2004:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2005	7,923,500	$0.70
Granted	739,000	1.10
Exercised	—	—
Canceled	(5,000)	0.58

Outstanding at September 30, 2005 (unaudited)	8,657,500	$0.73	4.0	$3,190

Exercisable at September 30, 2005 (unaudited)	1,224,375	$0.58	3.5	$488

The per share weighted-average grant-date fair value of stock options granted under the 2004 Spacelabs Plan was $0.45 for the three months ended September 30, 2005. There were no stock options granted during the three months ended September 30, 2004. There were no stock options exercised during the three months ended September 30, 2005 and 2004.

Stock-Based Compensation (As Restated)

Effective July 1, 2005, we adopted the fair value measurement provisions of the SFAS No. 123R and accordingly have adopted the modified prospective application method. Under the provisions of SFAS No. 123R, the compensation cost relating to share-based payment transactions is to be recognized in the financial statements. Under SFAS 123R, the fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model and amortized to expense straight-line over the options’ vesting period of three years.

During the three months ending September 30, 2005, we had two share-based payment plans, namely the 1997 Plan and the 2004 Spacelabs Plan, as described more fully above. The compensation cost that has been charged against income for these plans for the three months ending September 30, 2005 was approximately $985,000, net of tax. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was approximately $256,000.

As of September 30, 2005, there was $4.5 million and $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1997 Plan and the

2004 Spacelabs Plan, respectively. That cost is expected to be recognized over a weighted-average period of 1.2 years and 2.0 years for the 1997 Plan and the 2004 Spacelabs Plan, respectively.

Cash received from option exercise under all share-based payment arrangements for the three months ended September 30, 2005 and 2004 was $647,000 and $306,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $31,800 and $80,200 for the three months ended September 30, 2005 and 2004, respectively.

Prior to July 1, 2005 and the adoption of SFAS 123R, we accounted for our employee stock option plans by applying the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. These interpretations include FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant, only if, the fair value of the underlying stock exceeded the exercise price. We adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123. These statements established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, we elected to continue to apply the intrinsic value-based method described above.

We accounted for stock-based awards to non-employees in accordance with SFAS 123, as amended by SFAS 148, and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.

As such, prior to July 1, 2005, we applied APB Opinion No. 25 in accounting for substantially all of our stock-based awards and, accordingly, except for certain options issued to non-employees, as discussed above, no compensation cost using the intrinsic value method was recognized for our stock-based compensation in the accompanying financial statements.

Subsequent to the issuance of our fiscal year 2004 consolidated financial statements, our management determined that total stock-based employee compensation expense determined under the fair value based method, net of related tax effects, and the per share weighted-average fair value of stock options granted, for fiscal years 2003 and 2004, had been calculated incorrectly. As a result, the amounts presented below for the three months ended September 30, 2004 have been restated from the amounts previously reported to increase pro forma stock-based compensation expense, net of related tax effects, and to decrease pro forma net income by $443,000 and to decrease pro forma diluted earnings per share by $0.03. The restated per share weighted-average fair value of stock options granted under the 1997 Stock Option Plan was $7.47 for the three months ended September 30, 2004. The restatement did not impact our consolidated financial position, results of operations or cash flows for any of the periods presented.

If the fair value based method had been applied in measuring stock based compensation expense under SFAS No. 123, as amended by SFAS No. 148, the pro forma effect on net earnings and net earnings per share would have been as follows (in thousands, except per share amounts) :

Three months ended September 30, 2004 (Restated)
Net income as reported	$1,310,000
Add: Stock based employee compensation expense included in reported net income-net of related tax effects	—
Deduct: Stock based employee compensation expense determined under the fair value-based method for all awards-net of related tax effects	1,099,000

Pro forma net income	$211,000

Earnings per share:
Basic-as reported	$0.08
Basic-pro forma	0.01
Diluted-as reported	$0.08
Diluted-pro forma	0.01

Earnings per Share

We have reflected the provisions of SFAS No. 128, “Earnings per Share,” in the accompanying condensed consolidated financial statements for all periods presented. Earnings per common share are computed using the weighted-average number of shares outstanding during the period. Earnings per common share, assuming dilution, are computed using the weighted-average number of shares outstanding during the period plus the dilutive effect of potential common stock. Potential common stock types are stock options and purchase rights.

Stock options and rights to purchase a total of 2,168,553 shares that were outstanding for the three months ended September 30, 2005, were not included in diluted earnings per common share because to do so would have been anti-dilutive. No potential common shares have been included in the calculation of diluted earnings per share for the three months ended September 30, 2005 because we incurred a loss for this period. Stock options and rights to purchase a total of 1,909,640 shares that were outstanding for the three months ended September 30, 2004 were not included in diluted earnings per common share because to do so would have been anti-dilutive. The following table reconciles the numerator and denominator used in calculating earnings per common share and earnings per common share-assuming dilution.

	Three months ended September 30, 2005 (unaudited)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
(Loss) per common share
Net Loss	$(4,189,000)	16,241,146	$(0.26)
Effect of dilutive interest in subsidiary stock	(48,000)

Loss available to common shareholders	(4,237,000)
Effect of dilutive securities
(Treasury stock method)	—	—

Loss per common share assuming dilution

Loss available to common shareholders, assuming dilution	$(4,237,000)	16,241,146	$(0.26)

	Three months ended September 30, 2004 (unaudited)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share
Income available to common shareholders	$1,310,000	16,237,593	$0.08
Effect of dilutive securities
(Treasury stock method)		371,736

Earnings per common share assuming dilution
Income available to common shareholders, assuming dilution	$1,310,000	16,609,329	$0.08

Comprehensive Income

Comprehensive income is computed as follows (in thousands):

	Three months ended September 30, (unaudited)
	2005	2004
Net (loss) Income	$(4,189)	$1,310
Foreign currency translation adjustments	165	316
Unrealized gain on marketable securities available for sale	26	—

Comprehensive income (loss)	$(3,998)	$1,626

Debt

In May 2005, we entered into a second amended and restated credit agreement with Bank of the West. The agreement provides for a $50.0 million senior revolving line of credit, including a letter-of-credit, foreign exchange facility and an acquisition credit facility, which are secured by substantially all of the assets of our U.S. subsidiaries and our stock ownership in two significant foreign subsidiaries. As of September 30, 2005, we were not in compliance with certain financial covenants. However, the bank waived our non-compliance with these covenants as of September 30, 2005. On October 13, 2005, we entered into a first amendment to the second amended and restated credit agreement with the bank. The first amendment includes an asset-based credit facility with revised financial covenants. As of September 30, 2005, our line of credit was $45 million, of which $26.4 million was outstanding.

Commitments and Contingencies

In November 2002, L-3 Communications Corporation brought suit against us for a declaratory judgment that L-3 Communications Corporation had not breached its obligations to us concerning the acquisition of PerkinElmer’s, Security Detection Systems Business. In February 2003, we answered and asserted counterclaims against L-3 Communications Corporation for, among other things, fraud, breach of fiduciary duty, breach of contract and failure to negotiate in good faith. In March 2003, L-3 Communications Corporation amended its complaint and asserted claims against us for breach of contract, failure to negotiate in good faith, and tortious interference. In its amended complaint, L-3 requested both a declaratory judgment that it had fulfilled its obligations and an award of damages for an unspecified amount. In March 2005, the court in this action ruled that as a matter of law, L-3 Communications Corporation owed us a fiduciary duty. These actions are pending in the District Court for the Southern District of New York.

During 2003 and 2004, we were informed that Science Applications International Corporation (“SAIC”) had made statements to prospective buyers of our gamma ray mobile detection system product that our product infringed upon unspecified SAIC patents. In April 2004, we received a letter from SAIC specifying a patent which SAIC claimed our product infringed. Contrary to SAIC’s claim, the patent cited by SAIC actually distinguished the technology used in our product as a different, pre-existing technology. We therefore filed a lawsuit in the U.S. District Court, Central District of California seeking declaratory judgment. SAIC has since counter-claimed for patent infringement, citing the same patent, and unfair competition.

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

In February 2005, Electromedical, a Greek distribution company, filed an action in the courts of Greece claiming that Spacelabs Medical orally agreed to appoint Electromedical as Spacelabs’ exclusive Greek distributor, but failed to do so. Electromedical claims that it incurred significant expenses as a result of Spacelabs’ actions, and demands Euro 872,414 (approximately $1,056,000 as of September 30, 2005) compensation.

In October 2005, Security Detection Systems, Inc. filed a complaint alleging that certain “Metorex” brand people screening systems sold by our security and inspection systems group infringe a specified patent held by Security Detection Systems, Inc. This action is currently pending in the U.S. District Court for the Western District of Texas, El Paso Division.

In accordance with SFAS No. 5, “Accounting for Contingencies,” we have not accrued for a loss contingencies relating to the above matters because we believe that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to us, their impact on our results of operations, liquidity and financial position could be material.

We are also involved in various other claims and legal proceedings arising out of the ordinary course of business which have not been previously disclosed in our quarterly and annual reports. In our opinion, after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, future results of operations, or cash flows.

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

The changes in warranty provisions were as follows (in thousands):

	Three months ended, September 30, (unaudited)
	2005	2004
Balance as of beginning of period	$6,641	$9,190
Additions	810	965
Reductions for warranty repair costs	(1,160)	(1,398)

Balance as of end of period	$6,291	$8,757

Retirement Benefit Plans

We maintain a defined benefit plan for certain employees located in the United Kingdom. The benefits under this plan are based on years of service and each employee’s highest 12 months’ compensation during the last five years of employment. The net periodic expense for this defined benefits plan consists of (in thousands):

	Three months ended, September 30, (unaudited)
	2005	2004
Service cost	$12	$15
Interest cost	47	45
Expectated return on plan assets	(31)	(25)
Settlement cost	—	—
Amortization of net loss	34	27

Net periodic pension expense	$62	$62

For the three months September 30, 2005, we made contributions of $58,000 to this pension plan. We presently anticipate contributing an additional $156,800 to fund this pension plan during the nine-month period ending June 30, 2006, for a fiscal year total of $214,800.

Segment Information

We have adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). We have reflected the provisions of SFAS 131 in the accompanying financial statements for all periods presented. We operate in three identifiable industry segments, (a) security and inspection systems (“Security Group”), (b) medical monitoring and anesthesia systems (“Healthcare Group”) and (c) optoelectronic devices and value-added subsystems (“Optoelectronics and Manufacturing Group”). We also have a corporate segment (“Corporate”) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances and legal, audit and other professional service fees not allocated to product segments. Both the security and inspection systems group and the medical monitoring and anesthesia systems group comprise primarily end-product businesses whereas the businesses of the optoelectronic devices and value-added subsystems group primarily supplies components and subsystems to original equipment manufacturers, including to businesses of the security and inspection systems and the medical monitoring and anesthesia systems groups. All inter-company sales are eliminated in consolidation. The following tables present the operations by product segment (in thousands):

Three months ended September 30, 2005 (unaudited)

	Security Group	Healthcare Group (1)	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Total
External customer revenue	$26,963	$51,371	$23,536	$—	$—		$101,870
Revenue between product segments	—	—	4,240	—	(4,240)		—

Total revenue	$26,963	$51,371	$27,776	$—	$(4,240)		$101,870

(Loss) income from operations (2)	$(3,193)	$1,183	$1,202	$(5,822)	$116	(3)	$(6,514)

Three months ended September 30, 2004 (unaudited)
	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Total
External customer revenue	$29,943	$42,804	$14,897	$—	$—		$87,644
Revenue between product segments	—	—	4,265	—	(4,265)		—

Total revenue	$29,943	$42,804	$19,162	$—	$(4,265)		$87,644

Income (loss) from operations	$2,359	$235	$1,685	$(2,364)	$(137	)(3)	$1,778

The following table presents the assets by product segment (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Total
As of September 30, 2005 (unaudited)	144,932	131,225	63,454	24,457	(2,960	)(4)	361,108
As of June 30, 2005	143,168	127,906	57,446	21,603	(3,003)		347,120

(1)	On October 25, 2005, we completed the placing of approximately 20% of the equity in Spacelabs Healthcare with institutional investors. The placing raised approximately $27 million, net of expenses. The shares of common stock of Spacelabs Healthcare began trading on the AIM of the London Stock Exchange on October 31, 2005 under the ticker symbol “SLAB.” The Healthcare Group as identified above is consistent with Spacelabs Healthcare except for the treatment of corporate allocations and the allocation of stock-based compensation expense from the adoption of SFAS 123R.

(2)	The loss from operations for the three months ended September 30, 2005, includes stock based compensation expense of $1.2 million, resulting from the adoption of SFAS 123R, as described above. SFAS 123R compensation expense incurred by each of the operating segments was: $241,000 for the Security Group, $167,000 for the Healthcare Group, $151,000 for the Optoelectronics and Manufacturing Group and $682,000 for Corporate. The loss from operations for the three months ended September 30, 2005 also included a restructuring charge of $800,000. The Security Group incurred restructuring charges of $511,000 and the Optoelectronic and Manufacturing Group incurred restructuring charges of $289,000, both amounts stemming from costs incurred during the consolidation by such groups of certain of their facilities. In addition, subsequent to the three months ended September 30, 2005, we reached a final settlement relating to an international receivable for which the Security Group had, in the three months ended March 31, 2005, recorded a $2.5 million charge. Under the terms of the settlement, the Security Group recovered the majority of the equipment from the customer and incurred an additional $657,000 pre-tax bad-debt expense in the three months ended September 30, 2005.

(3)	This adjustment represents the change in the elimination entry for profit in ending inventory.

(4)	Eliminations of the identifiable assets primarily reflect the elimination of inter-company inventory profit not yet realized. These profits will be realized when inventory is shipped to the Security Group’s or Healthcare Group’s external customers.

The following tables present revenues and long-lived assets (excluding deferred tax assets) by geographical area (in thousands):

Three months ended September 30, 2005 (unaudited)

	North America	Europe	Asia	Eliminations	Total
Revenues:
External customer revenue	$74,292	$21,533	$6,045	$—	$101,870
Revenue between product segments	1,648	—	2,592	(4,240)	—

Total revenue	$75,940	$21,533	$8,637	$(4,240)	$101,870

Three months ended September 30, 2004 (unaudited)

	North America	Europe	Asia	Eliminations	Total
Revenues:
External customer revenue	$69,675	$13,733	$4,236	$—	$87,644
Revenue between product segments	1,953	—	2,312	(4,265)	—

Total revenue	$71,628	$13,733	$6,548	$(4,265)	$87,644

Subsequent Events

In September 2005 we announced our intention to pursue the public offering and listing in the United Kingdom of a minority interest in Spacelabs Healthcare, Inc., a newly formed subsidiary composed of the business operations of our medical monitoring and anesthesia systems group. On October 25, 2005, we completed the sale of approximately 20% of the equity in Spacelabs Healthcare. The placing raised approximately $27 million, net of expenses. The shares of common stock of Spacelabs Healthcare began trading on the AIM of the London Stock Exchange, on October 31, 2005 under the ticker symbol “SLAB”. The shares in Spacelabs Healthcare that are now trading on AIM were not offered in the United States. Under rules and regulations promulgated by the Securities and Exchange Commission, U.S. Persons (as such term is defined in Regulation S promulgated under the Securities Act of 1933, as amended) were prohibited from participating in this offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Certain statements contained in this report on Form 10-Q that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives and future financial position, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “believe,” “expect,” “may,” “could,” “likely to,” “should,” or “will,” or by discussions of strategy that involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Statements in this report that are forward-looking are based on current expectations and actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties including, but not limited to, the possibility that the demand for our products may decline or not materialize and such other risks and uncertainties as are described in this report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statement and the reported amount of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions.

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended June 30, 2005, previously filed by us with the Securities and Exchange Commission.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Item 1 – “Condensed Consolidated Financial Statements – Notes to Condensed Consolidated Financial Statements.”

Executive Summary

Our revenues for the three months ended September 30, 2005, were $101.9 million, compared to $87.6 million for the three months ended September 30, 2004, an increase of 16%. Revenues for the security and inspection systems group were $27.0 million, or 27% of total revenues. Revenues for the medical monitoring and anesthesia systems group were $51.4 million, or 50% of total revenues. Revenues for the optoelectronic devices and value-added subsystems group were $23.5 million, or 23% of total revenues. In addition, the optoelectronic devices and value-added subsystems group had $4.2 million of inter-

company sales to the security and inspection systems and medical monitoring and anesthesia systems groups, which sales were eliminated in consolidation.

Net loss for the three months ended September 30, 2005 was $4.2 million, compared to net income of $1.3 million in the comparable prior-year period. Loss per diluted share was $0.26 for the three months ended September 30, 2005, compared to earnings per diluted share of $0.08 for the three months ended September 30, 2004.

Revenues for the security and inspection systems group decreased for the three months ended September 30, 2005, as compared to the prior-year period. The decrease was primarily attributable to lower sales of cargo and vehicle inspection systems, partially offset by higher sales of baggage and parcel inspection and people screening systems. We continue to invest in research and development related to the cargo and vehicle inspection product line and to develop automated hold baggage screening systems. We expect to start marketing automated hold baggage screening systems in the second half of fiscal 2006.

Revenues for the medical monitoring and anesthesia systems group increased substantially in the quarter ended September 30, 2005, as compared to the comparable prior-year period. This was primarily due to increased revenues of our Spacelabs Medical subsidiary, and the inclusion of revenues from Blease, a company we acquired in February 2005.

External sales by our optoelectronic devices and value-added subsystems group increased significantly during the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004, primarily as a result of higher commercial optoelectronic and contract manufacturing products sales to our both existing and new customers.

The following financial ratios table reflects certain consolidated statement of operations data as a percentage of revenues for the periods presented.

	Three months ended September 30, (unaudited)
	2005	2004
Revenue	100.0%	100.0%
Cost of goods sold	63.7%	61.4%

Gross profit	36.3%	38.6%
Selling, general and administrative	32.8%	28.3%
Research and development	8.6%	7.6%
Restructuring charge	0.8%	0.0%
Management retention bonuses	0.5%	0.7%

Operating Income	(6.4)%	2.0%

Results of Operations

Revenues – Total revenues for the three months ended September 30, 2005 increased by $14.3 million, or 16%, to $101.9 million, from $87.6 million for the comparable prior-year period.

Revenues for the security and inspection systems group for the three months ended September 30, 2005 decreased by $2.9 million, or 10%, to $27.0 million, from $29.9 million for the comparable prior-year period. The decrease was attributable to a decrease in sales in of cargo and vehicle inspection systems by $5.4 million, partially offset by higher sales of both baggage and parcel inspection and people screening products by $2.5 million.

Revenues for the medical monitoring and anesthesia systems group for the three month period ended September 30, 2005 increased by $8.6 million, or 20%, to $51.4 million, from $42.8 million for the comparable prior-year period. The increase was primarily attributable to increased revenues from patient monitoring systems and the inclusion of revenues of $4.5 million of Blease Medical, a company we acquired in February 2005.

Revenues for the optoelectronic devices and value-added subsystems group for the three months ended September 30, 2005 increased by $8.6 million, or 58%, to $23.5 million, from $14.9 million for the comparable prior-year period, primarily as a result of an increase in contract manufacturing activities and sales of commercial optoelectronics products.

Gross Profit – Gross profit consists of revenues less cost of goods sold. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $3.2 million, or 9%, to $37.0 million for the three months ended September 30, 2005, from $33.8 million for the comparable prior-year period. As a percentage of revenues, gross profit (gross margin percentage) decreased in the three months ended September 30, 2005, to 36.3%, from 38.6% in the comparable prior-year period. The decrease in gross profit as a percentage of revenues, or gross margin, in the three months ended September 30, 2005, over the prior-year period, was primarily attributable to a negative impact on margins stemming from current projects undertaken by the security and inspection systems group related to its cargo and vehicle inspection systems product line, consisting of either first-of-a-kind projects with new technologies, or development grants with minimal margins and large up-front engineering costs. The decrease was also partially attributable to increased contract manufacturing activities undertaken by our optoelectronic devices and value-added subsystems group. Such activities typically carry lower margins than other products and services offered by the optoelectronic devices and value-added subsystems group.

Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended September 30, 2005, such expenses increased by $8.6 million, or 35%, to $33.4 million, from $24.8 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses increased in the three months ended September 30, 2005 to 32.8%, from 28.3% for the comparable prior-year period. The increase in SG&A expenses for the three months ended September 30, 2005 over the prior-year period was attributable to $1.1 million in additional audit and professional fees, primarily attributable to Sarbanes-Oxley implementation expenses, $1.0 million in additional litigation costs and the inclusion of $1.1 million in stock compensation expenses beginning in the three months ended September 30, 2005, as required by SFAS 123R. The increase in SG&A expenses was also attributable to $2.7 million in additional SG&A spending required to support higher sales by the medical monitoring and anesthesia systems group. In addition, subsequent to the three months ended September 30, 2005, we reached a final settlement over a previously disclosed international receivable for our cargo and vehicle inspection product line. Under the terms of the settlement, we recovered most of the equipment we had shipped and have recorded an additional bad debt expense of $657,000. All recovered equipment is available for resale.

Research and Development – Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended September 30, 2005, such expenses increased by $2.0 million, or 30%, to $8.7 million, from $6.7 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 8.6% in the three months ended September 30, 2005, compared to 7.6% in the comparable prior-year period. The increase in research and development expenses for the three month period ending September 30, 2005 was primarily attributable to increased research and development spending related to the development of cargo and vehicle inspection and hold baggage screening systems. The increased research and development spending was also attributable to increased spending by our medical monitoring and anesthesia systems group and the inclusion of research and development spending by Blease, a company we acquired in February 2005.

Management retention bonus – On March 19, 2004, we completed the acquisition of Spacelabs Medical from Instumentarium Corporation. As a result of the acquisition, we assumed management retention bonus agreements for key personnel of Spacelabs Medical, which could amount to $5.9 million when fully paid. These retention bonuses vest over a two-year period beginning either October 2003 or March

2004. We accrued $521,000 during the three months ended September 30, 2005 for these bonuses, bringing our total accrual to $5.4 million, of which $1.9 million relates to a reporting period prior to the acquisition of Spacelabs Medical. The current estimate of total retention bonuses paid and to be paid under these agreements is approximately $5.5 million. In the three months ended September 30, 2005, we made retention bonus payments of $578,000. Total retention bonus payments made amount to $3.4 million. As of September 30, 2005, a balance of $2.0 million management retention bonus payable was included in our accrued payroll and related expenses.

Restructuring Charges – For the three months ended September 30, 2005, we consolidated manufacturing processes and facilities of certain businesses within each of our security and inspection systems and optoelectronic devices and value-added subsystems groups. These consolidations resulted in a pre-tax charge of $800,000, consisting primarily of lease obligation charges of $445,000, restoration of leased facilities of $118,000, fixed asset and leasehold improvement write-off of $105,000, and $132,000 for severance and other expenses. These charges were recorded as restructuring charges in our consolidated financial statements. These charges were calculated in accordance with SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” and SFAS No. 146, “Accounting for Exit or Disposal Activities.”

Income from Operations – For the three months ended September 30, 2005, loss from operations was $6.5 million, compared to income from operations of $1.8 million for the comparable prior-year period.

Interest Income – For the three months ended September 2005, we earned interest income of $20,000, compared to $87,000 for the comparable prior-year period. The decrease in interest income for the three months ended September 30, 2005 was due to the decrease in interest earning deposits in the current year, compared to the same period in the prior-year.

Interest Expense – For the three months ended September 30, 2005, our interest expense was $551,000, compared to $54,000 for the comparable prior-year period. The increase in expense stems primarily from an increase in borrowings during the current year, compared to the same period in the prior year.

Provision for Income Tax Benefit – For the three months ended September 30, 2005, we had an income tax benefit of $2.9 million, compared to an income tax provision of $570,000 for the comparable prior year period. As a percentage of income or loss before provision or benefit of income taxes and minority interest, benefit for income taxes was 40.5% for the three month ended September 30, 2005, compared to provision for income taxes of 31.5% for the comparable prior year period. The change in income tax rate was primarily due to the inclusion of incentive stock options expense in stock compensation expense, which does not qualify for tax deduction. In addition, our effective tax rate is dependent on the mix of income or loss from U.S. and foreign locations due to tax rate differences between countries.

Net Income – For the reasons outlined above, we had a net loss of $4.2 million for the three months ended September 30, 2005, compared to net income of $1.3 million for the three months ended September 30, 2004.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2005 were $16.1 million, an increase of $1.5 million from $14.6 million as of June 30, 2005.

Net cash used in operating activities was $7.0 million for the three months ended September 30, 2005. The amount of net cash used by operations reflects an increase in inventory and accounts receivable due to the timing of product shipments and a reduction in income taxes payable and other accrued expenses and current liabilities. Cash used in operating activities was offset in part by an increase in accounts payable.

Net cash used in investing activities was $4.6 million for the three months ended September 30, 2005. This amount was primarily used to purchase property and equipment of $3.6 million.

Net cash provided by financing activities was $12.6 million for the three months ended September 30, 2005. This primarily reflects the net proceeds from bank lines of credit of $10.6 million, primarily due to borrowings under our credit agreement with a U.S. bank. Net cash generated in financing activities included $1.4 million that we received from the assignment of receivables related to equipment under long-term lease. Net cash generated also reflects $647,000 of cash proceeds from the exercise of employee stock options and shares purchased by employees under our employee share purchase plan.

In May 2005, we entered into a second amended and restated credit agreement with Bank of the West. The agreement provides for a $50.0 million senior revolving line of credit, including a letter-of-credit, foreign exchange facility and an acquisition credit facility, which are secured by substantially all of the assets of our U.S. subsidiaries and our stock ownership in two significant foreign subsidiaries. As of September 30, 2005, we were not in compliance with certain financial covenants. However, the bank waived our non-compliance with these covenants as of September 30, 2005. On October 13, 2005, we entered into a first amendment to the second amended and restated credit agreement with the bank. The first amendment includes an asset-based credit facility with revised financial covenants. As of September 30, 2005, our line of credit was $45 million, of which $26.4 million was outstanding.

In March 1999, we announced a program under which we could repurchase up to 2,000,000 shares of our common stock. Through June 30, 2004, we had repurchased 1,404,500 shares at an average price of $4.37 per share. In September 2004 we repurchased 107,500 shares of our common stock at an average purchase price of $14.73 per share. In addition, our Board of Directors authorized an increase in the number of shares available for repurchase under the stock repurchase program by 1,000,000 shares. In May 2005, we repurchased 157,027 shares of common stock at an average price of $14.25 per share. Since May 2005, we have made no additional repurchases of our common stock. As of September 30, 2005, 1,330,973 shares were available for repurchase under the program. The stock repurchase program did not have a material effect on our liquidity and is not expected to have a material effect on our liquidity in subsequent quarters. We retire the treasury shares as they are repurchased. They are disclosed as a reduction in the number of shares of common stock issued and outstanding in the accompanying consolidated financial statements.

We anticipate that current cash balances, including the proceeds from the sale of approximately 20% of the equity of Spacelabs Healthcare subsequent to September 30, 2005, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet our working capital, stock repurchase program and capital expenditure needs for the foreseeable future.

Contractual obligations – In December 2004, we entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in Horley, England for the purpose of co-locating certain of our security and inspection systems and medical monitoring and anesthesia systems group operations in the United Kingdom. The loan is repayable over a twenty-year period, with a quarterly payment of £34,500 (approximately $61,100 at September 30, 2005). Outstanding borrowings bear interest at 3 months LIBOR plus 1.2% (at September 30, 2005 6.0%) and are payable on a quarterly basis. Of our outstanding balance, $244,000 is due over the next twelve months and the balance of $4.5 million is due over the remaining term of the loan.

In March 2004, we completed the acquisition of Spacelabs Medical from Instrumentatium Corporation. As a result of this acquisition we assumed management retention bonus agreements for key personnel of Spacelabs Medical that could amount to $5.5 million. These retention bonuses vest over a two-year period beginning either October 2003 or March 2004. As of September 30, 2005, a balance of $2.0 million was included in our accrued payroll and related expenses for these retention bonuses. We expect to make all remaining payouts associated with these retention bonuses during the remainder of fiscal year 2006.

In fiscal year 2005, we committed to enter into new leases for computer equipment associated with a master lease agreement previously entered into with Dell Financial Services. The master lease agreement provided for the leasing of computer equipment over a period of 36 months. The new leases that are associated with the master lease agreement have been recorded as capital leases. The master lease agreement permits us to lease up to $1.0 million in equipment. During fiscal year 2005, we committed to a total of approximately $730,000 of equipment under this agreement. We do not currently expect to commit to any additional leases of equipment. As of September 30, 2005, $437,000 was outstanding under these capital lease obligations.

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

Under the terms and conditions of the purchase agreements associated with the following four acquisitions, we may be obligated to make additional payments:

In August 2002, we purchased a minority equity interest in CXR Limited, a United Kingdom based research and development company that develops real time tomography systems. In June 2004, we increased our equity interest in CXR to approximately 75% and in December 2004 we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, we have agreed to make certain royalty payments based on sales of CXR’s products. As of September 30, 2005, no royalty payments had been made.

In November 2002, we acquired all of the outstanding capital stock of Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based company. During the five years following the close, contingent consideration is payable based on the sale of certain products. The contingent consideration is capped at $34.0 million. As of September 30, 2005, no earn-out payments had been made.

In January 2004, we completed the acquisition of Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately held company located in Sunnyvale, California. During the seven years following the close, contingent consideration is payable based on net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of September 30, 2005, approximately $8,000 had been earned and paid as part of this contingent consideration.

In February 2005, we completed the acquisition of Blease. During the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $11 million as of September 30, 2005). As of September 30, 2005, no earn-out payments had been made.

Factors That May Affect Operations Results

Information concerning factors that may affect our operating results is contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 29, 2005.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the three months ended September 30, 2005, no material changes have occurred with respect to market risk as disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized, and filed or submitted on a timely basis. They have concluded, based on their evaluation, that as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2005, our management, including our Chief Executive Officer and our Chief Financial Officer, determined that as of June 30, 2005, the end of our 2005 fiscal year, there were two material weaknesses in our system of internal control over financial reporting and, as a result of those weaknesses, our internal controls over financial reporting were not effective as of June 30, 2005.

We indicated in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2005 that:

1) We had identified certain computational errors in our annual income tax provision and related income tax receivable and payable and deferred tax assets and deferred tax liabilities for fiscal year 2005. These errors resulted from a deficiency in the operation of controls requiring the reconciliation of the components of our income tax provision to appropriate supporting documentation; and

2) We had identified certain transactions recorded as revenue by one of our Canadian subsidiaries in the quarter ended June 30, 2005 that did not meet the criteria for revenue recognition in such period. These errors resulted from a deficiency in the operation of controls requiring the supervisory review of year-end revenue transactions related to ensure proper cut-off at year end. The errors associated with these transactions totaled approximately $1.4 million in product sales revenue.

During the three months ended September 30, 2005, we took the following actions to address the previously identified material weaknesses:

Income Taxes:

•	We formalized tax account reconciliation and review procedures and improved documentation standards. These procedures include obtaining and reviewing on a quarterly basis, additional tax account analysis from each operating subsidiary;

•	We added an additional tax accounting staff member. This additional employee participates in the preparation of tax account analysis permitting our Tax Director to be the primary reviewer of most documentation and allows for an overriding level of review by our Chief Financial Officer;

•	We engaged the services of an outside consulting firm to assist in the preparation of our quarterly and annual income tax calculations including assistance at selected international subsidiaries; and

•	We determined that the software we installed for purposes of calculating the fiscal year end tax provision was not reliable. We have and will continue to calculate the tax provision using manual controls until such time that replacement software can be fully evaluated, implemented and tested. We expect to have identified, implemented and tested a software replacement package by March 31, 2006.

Revenue Recognition:

•	We refined pre-existing controls including specific examination of customer purchase orders and delivery documents related to shipments near period end and performed management level reviews of revenue cutoff procedures including an inspection of selected delivery documents; and

•	We supplemented training regarding our pre-existing revenue recognition policies and revenue cutoff control procedures at the Canadian subsidiary and selected other international subsidiaries including reinforcing the use of a checklist control document designed to address period end cutoff procedures including revenue recognition cut-off procedures.

Through these actions we have begun our remediation efforts and we believe that these actions have strengthened our internal control over financial reporting. We have not yet completed the testing of the operating effectiveness of these remediation efforts. Such testing may indicate deficiencies and weaknesses that need further remediation. Certain controls related to revenue cutoff procedures only operate on a quarterly basis. These controls were tested as effective as of September 30, 2005. However, our management will continue to test these controls at the Canadian subsidiary and at additional selected subsidiaries each quarter end. By January 31, 2006, after testing second quarter revenue cutoff controls, we expect to be able to state that the revenue recognition deficiency has been remediated.

Although we expect our remediation efforts with respect to income taxes to be completed March 31, 2006, certain related controls only operate on an annual basis. As such, we will be unable to conclude the material weakness related to income taxes is remediated until subsequent to the fourth quarter of fiscal year 2006.

While we have made progress with respect to remediating the material weaknesses detailed above, our management will continue to test effectiveness and refine existing controls in an effort to remediate completely the material weaknesses detailed above. Our management has discussed these issues and remediation efforts in detail with our Audit Committee.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

On October 17, 2005, Security Detection Systems, Inc. filed a complaint in the U.S. District Court for the Western District of Texas, El Paso Division., alleging that certain “Metorex” brand people screening systems sold by our security and inspection systems group infringe a specified patent held by Security Detection Systems, Inc. We have not yet answered this complaint.

We are also involved in various other legal proceedings that were initiated prior to the beginning of the first quarter of fiscal year 2006 and that may prove to be material. These legal proceedings are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2005. No material developments to such legal proceedings occurred during the first quarter of fiscal year 2006.

In addition, we are involved in various other claims and legal proceedings arising out of the ordinary course of business which have not been previously disclosed in our quarterly or annual reports. In our opinion, after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, future results of operations or cash flows.

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 14th day of November 2005.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Anuj Wadhawan
Anuj Wadhawan
Chief Financial Officer