Form 10-Q
period 2005-12-31
OSI SYSTEMS INC
filed 2006-02-17
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of February 15, 2006 there were 16,385,747 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2005 (Unaudited)	June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$17,127	$14,623
Marketable securities, available-for-sale	74	816
Accounts receivable, net of allowance for doubtful accounts of $2,581 and $4,682 at December 31, 2005 and June 30, 2005, respectively	101,392	89,227
Other receivables	7,637	5,345
Inventory	110,235	107,441
Prepaid expenses	4,340	4,165
Deferred income taxes	12,388	10,537
Income taxes receivable	4,853	5,519

Total current assets	258,046	237,673
Property and Equipment, net	34,337	30,974
Goodwill	28,415	28,697
Intangible assets, net	45,412	47,287
Investments	2,075	1,366
Other assets	881	1,014
Deferred income taxes	287	109

Total	$369,453	$347,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$2,050	$15,752
Current portion of long-term debt	785	247
Current portion of capital lease obligation	252	252
Accounts payable	41,748	41,123
Deferred income taxes	2,199	2,191
Accrued payroll and related expenses	14,259	13,381
Income taxes payable	823	1,608
Advances from customers	6,466	2,565
Accrued warranties	6,761	6,641
Sales return allowance	3,123	1,248
Deferred revenue	7,498	6,016
Other accrued expenses and current liabilities	15,252	16,274

Total current liabilities	101,216	107,298
Long-term debt	5,449	4,597
Long-term capital lease obligation	119	255
Deferred rent	5,448	5,468
Accrued pension	2,448	1,819
Deferred income taxes	8,958	3,547
Other long-term liabilities	514	509

Total liabilities	124,152	123,493
Minority interest	8,718	—
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at December 31, 2005 and June 30, 2005, respectively
Common stock, no par value; authorized, 100,000,000 shares; issued and outstanding 16,375,998 and 16,193,239 shares at December 31, 2005 and June 30, 2005, respectively	187,559	169,406
Retained earnings	48,462	52,566
Accumulated other comprehensive income	562	1,655

Total shareholders’ equity	236,583	223,627

Total	$369,453	$347,120

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited)	2004 (Unaudited)
Revenues	$117,138	$102,531	$219,008	$190,175
Cost of goods sold - (Includes non-cash stock-based compensation expense of $53 and $108 for three and six months ended December 31, 2005)	71,999	66,079	136,917	119,933

Gross profit	45,139	36,452	82,091	70,242
Operating expenses:
Selling, general and administrative - (Includes non-cash stock-based compensation expense of $1,144 and $2,218 for three and six months ended December 31, 2005)	33,515	25,595	66,929	50,388
Research and development - (Includes non-cash stock-based compensation expense of $103 and $215 for three and six months ended December 31, 2005)	8,700	7,066	17,431	13,736
Restructuring charges	—	—	800	—
Management retention bonus	51	549	572	1,098

Total operating expenses	42,266	33,210	85,732	65,222

Income (Loss) from operations	2,873	3,242	(3,641)	5,020
Interest income	69	103	89	191
Interest expense	(399)	(98)	(950)	(154)
Gain on sale of marketable securities	349	—	349	—

Income (Loss) before provision for income taxes and minority interest	2,892	3,247	(4,153)	5,057
Provision (Benefit) for income taxes	1,861	789	(996)	1,358
Minority interest	(946)	—	(946)	68

Net income (loss)	$85	$2,458	($4,103)	$3,767

Basic earnings (loss) per share	$0.01	$0.15	($0.25)	$0.23

Diluted earnings (loss) per share	$0.00	$0.15	($0.26)	$0.23

Weighted average shares outstanding	16,299,337	16,168,778	16,270,205	16,185,269

Weighted average diluted shares outstanding	16,490,714	16,592,724	16,270,205	16,577,752

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended December 31,
	(Unaudited) 2005	(Unaudited) 2004
		Restated
Cash flows from operating activities:
Net (loss) income	($4,103)	$3,767
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,837	4,485
Stock-based compensation expense - non cash	2,541	—
Minority interest in net income (loss) of subsidiary	946	(68)
Equity in earnings of unconsolidated affiliates	(128)	(105)
Deferred income taxes	(1,847)	16
Gain on sale of marketable securities	(349)	—
Loss on sale of property and equipment	62	—
Restructuring charges	742	—
Write-off of property and equipment	—	272
Changes in operating assets and liabilities-net of business acquisitions
Accounts receivable	(12,503)	(3,956)
Other receivables	(1,839)	1,899
Inventory	(3,548)	(1,764)
Prepaid expenses	(265)	163
Accounts payable	(1,156)	4,001
Accrued payroll and related expenses	966	(1,367)
Income taxes receivable	737	(501)
Income taxes payable	(784)	46
Advances from customers	3,967	(8,756)
Accrued warranties	166	(548)
Sales return allowance	1,875	(1,495)
Deferred Rent	(20)	2,040
Deferred Revenue	1,522	1,930
Other accrued expenses and current liabilities	(1,264)	(1,724)

Net cash used in operating activities	(8,445)	(1,665)

Cash flows from investing activities:
Proceeds from sale of marketable securities	921	—
Purchase of investments and marketable securities	(581)	—
Proceeds from the sale of property and equipment	40	—
Additions to property and equipment	(5,990)	(5,996)
Cash paid for business acquisitions, net of cash acquired	(311)	(1,359)
Deposit on escrow and other	19	(5,228)

Net cash used in investing activities	(5,902)	(12,583)

Cash flows from financing activities:
Payments on bank lines of credits	(13,823)	(665)
Proceeds from long-term debt	1,700	5,078
Payments on capital lease obligation	(136)	(74)
Payments on long-term debt	(10)	(1,312)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	2,207	836
Proceeds from issuance of subsidiary stock	26,280	—
Purchase of Treasury Stock	—	(1,583)

Net cash provided by financing activities	16,218	2,280

Effect of exchange rate changes on cash and cash equivalents	633	1,205

Net increase (decrease) in cash and cash equivalents	2,504	(10,763)
Cash and cash equivalents, beginning of period	14,623	39,879

Cash and cash equivalents, end of period	$17,127	$29,116

Supplemental disclosures of cash flow information:
Interest paid	$920	$144
Income taxes paid	$1,330	$2,149
Non-cash investing and financing activities:
Property and equipment purchased through capital lease	—	$542
Capital expenditures in accounts payable	$539	$421

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

We design, manufacture and market security and inspection systems worldwide to end users under the “Rapiscan Systems” trade name. These systems are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband and to screen people. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems products fall into four categories: baggage and parcel inspection, cargo and vehicle inspection, hold baggage screening and people screening.

Our medical monitoring and anesthesia systems businesses design, manufacture and market products worldwide to end users under several brand names. Our medical monitoring systems, network and connectivity solutions, ambulatory blood pressure monitors and related services are sold under the “Spacelabs Medical” brand name. Our anesthesia systems and components are sold under the “Blease” brand name. Our arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools, are sold under the “Dolphin” brand name and our peripheral bone densitometers and ultrasound bone densitometer are sold under the “Osteometer” brand name.

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

Consolidation – The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 31, 2005, consolidated statements of operations for the three and six months ended December 31, 2005 and December 31, 2004, and cash flows for the six-month periods ended December 31, 2005 and December 31, 2004 have been prepared by us, without audit, pursuant to Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and the rules and regulations of the Securities and Exchange Commission with respect to interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission on September 29, 2005. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2006.

Sales of Stock by a Subsidiary – We account for sales of stock by a subsidiary as capital transactions, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”).

Restatement

Condensed Consolidated Statements of Cash Flows – Subsequent to the issuance of our condensed consolidated financial statements for the interim period ended March 31, 2005, our management determined that in accordance with FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” cash lease incentives in the amount of $2 million received by us relating to the extension of two operating leases should have been presented as cash flows from operating activities and that accounts payable in the amount of approximately $191,000 incurred in connection with capital expenditures during the six months ended December 31, 2004 should have presented as a non-cash investing activity and not reflected in our condensed consolidated statement of cash flows until payment of the liability is made. In our previously issued condensed consolidated statements of cash flows for the interim periods ended December 31, 2004 and March 31, 2005, the amount associated with the extension of the operating leases had been reported as cash flows from financing activities. As a result of these items, the accompanying condensed consolidated statement of cash flows for the six months ended December 31, 2004 has been restated from the amounts previously reported.

A summary of the significant effects of the restatement is as follows (in thousands):

	As previously reported	As restated
	Six months ended December 31, 2004	Six months ended December 31, 2004
Net Cash Used in Operating Activities	$(3,856)	$(1,665)
Net Cash Used in Investing Activities	(12,392)	(12,583)
Net Cash Provided by Financing Activities	4,280	2,280

We intend to correct the classification of cash lease incentives and accounts payable in connection with capital expenditures in our condensed consolidated statement of cash flows for the nine months ended March 31, 2005 in connection with the filing of our Form 10-Q for the quarterly period ending March 31, 2006.

A summary of the significant effects of the restatement is as follows (in thousands):

	As previously reported	As restated
	Nine months ended March 31, 2005	Nine months ended March 31, 2005
Net Cash Used in Operating Activities	$(13,628)	$(11,592)
Net Cash Used in Investing Activities	(27,115)	(27,151)
Net Cash Provided by Financing Activities	12,006	10,006

Condensed Consolidated Balance Sheets – Our management also determined that we incorrectly classified approximately $6.0 million of deferred rent-related liabilities, including the cash lease incentive discussed above, and a portion of deferred revenues, as current liabilities in our condensed consolidated balance sheet as of June 30, 2005. Although we do not believe that these classification errors are material, we have corrected the classification of these items in our condensed consolidated balance sheet as of December 31, 2005 and have restated the accompanying condensed consolidated balance sheet as of June 30, 2005 for comparative purposes.

Pro Forma Stock Compensation Expense – Subsequent to the issuance of our fiscal year 2004 consolidated financial statements, our management determined that total stock-based employee compensation expense determined under the fair value based method, net of related tax effects, and the per-share weighted-average fair value of stock options granted, for fiscal years 2003 and 2004, had been calculated incorrectly. For a further discussion regarding the impact of the restatement associated with the correction of this error see Stock-Based Compensation (As Restated).

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

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment” (“SFAS 123R”), which is effective for the annual periods beginning after June 15, 2005. SFAS 123R became effective for us beginning July 1, 2005. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. For additional information regarding SFAS 123R, see information contained in “Stock-Based Compensation Statements” below.

In December 2004, the FASB issued two FASB Staff Positions (“FSP”), namely, FSP SFAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“SFAS 109-1”) and FSP SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004” (“SFAS 109-2”), which were both effective upon issuance. FSP SFAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FSP SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FSP SFAS 109-2 grants additional time to evaluate the act’s impact on a company’s plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109.

The adoption of SFAS 109-1 had no effect on our condensed consolidated financial statements. We are currently evaluating the effect of SFAS 109-2 on our condensed consolidated financial statements and we expect that our evaluation will be completed by June 30, 2006.

In June 2005, the Emerging Issues Task Force modified its consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” This guidance creates stricter standards for aggregating operating segments that do not meet the quantitative thresholds provided within SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The guidance is effective for fiscal years ending after September 15, 2005. Adoption of this guidance did not impact the presentation of our reportable segments.

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

Our use of derivatives has in the past consisted of foreign exchange contracts used to manage foreign exchange risk. In the past, we purchased foreign exchange contracts to hedge foreign exchange exposures related to commitments to acquire inventory for sale and accounts receivable and did not use the contracts for trading purposes. There were no foreign exchange contracts outstanding as of December 31, 2005 or as of June 30, 2005.

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31, 2005	June 30, 2005
Trade receivables, net	$99,408	$86,744
Receivables related to long term contracts - unbilled costs and accrued profit on progress completed	1,984	2,483

Total	$101,392	$89,227

We expect to bill and collect the unbilled costs and accrued profits at December 31, 2005 during the next twelve months.

Inventory

Inventory is stated at the lower of cost or market. We determine cost based on the first-in, first-out method. Inventory consisted of the following (in thousands):

	December 31, 2005	June 30, 2005
Raw Materials	$55,621	$56,584
Work-in-process	27,513	22,132
Finished Goods	27,101	28,725

Total	$110,235	$107,441

Property and Equipment

Property and equipment consisted of the following (in thousands):

		December 31, 2005	June 30, 2005
Land		$5,762	$5,564
Buildings	20 years	6,459	6,322
Equipment	5-8 years	25,208	23,058
Leasehold improvements	3-10 years	6,620	6,513
Tooling	3-5 years	3,758	2,911
Furniture and fixtures	8-10 years	3,413	3,328
Computer	3-4 years	13,116	12,252
Demo equipment	2-5 years	3,106	832
ERP System	10 years	2,290	1,848
Vehicles	3-5 years	274	262

Total		70,006	62,890
Less Accumulated depreciation and amortization		(35,669)	(31,916)

Property and equipment — net		$34,337	$30,974

Spacelabs Medical Acquisition

In March 2004, we completed the acquisition of Spacelabs Medical from Instrumentarium Corporation, now a subsidiary of General Electric Company. The acquisition price was approximately $47.9 million in cash (net of cash acquired), including acquisition costs. The final purchase price is subject to certain working capital adjustments. In June 2004, we notified General Electric Company of a working capital and retention bonus adjustment resulting in what we believe to be a downward adjustment of the purchase price in the amount of $25.9 million. In September 2004, General Electric Company responded that it believes the amount of the downward adjustment to be approximately $7.8 million. As of December 31, 2005, no amounts have been recorded in our financial statements in relation to the expected reduction in the purchase price. In June 2005, we filed suit in Delaware seeking specific performance of our agreement with respect to an independent determination of the amount of the purchase price adjustment. The action is currently pending. As a result of the prospective price adjustment, the final purchase price and the purchase price allocation may differ significantly from the preliminary estimates of these amounts.

In connection with the acquisition of Spacelabs Medical, we acquired 19.95% of the issued and outstanding shares of Tempus Software, Inc., a privately-held company. In June 2004, QuadraMed Corp., a public company, traded over-the-counter at that time, purchased all of the issued and outstanding shares of Tempus Software, Inc. In exchange for our Tempus Software, Inc. shares, we received $902,000 in cash plus restricted shares in QuadraMed Corp. Such restricted shares were provisionally valued by us at $322,000 until a more complete valuation of such shares could be finalized. In February 2005, we finalized our valuation and determined that the QuadraMed Corp. shares should in fact be valued at $827,000 as of the acquisition date.

As of March 31, 2005, the fair value of our QuadraMed Corp. shares had decreased based on the market price of QuadraMed Corp.’s shares that were publicly traded. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we concluded that an other-than-temporary decline in the value of our QuadraMed Corp. shares had occurred and recorded a write down of $182,000 in our consolidated statements of operations.

As of June 30, 2005, we had held our restricted QuadraMed Corp. shares for a sufficient period such that under federal and state securities laws the shares became unrestricted. Therefore, we deemed the value of our QuadraMed Corp. shares to be equal to the quoted market price of QuadraMed Corp. shares. As of June 30, 2005, our QuadraMed shares were accordingly re-classified from investments to Marketable Securities, available-for-sale in the accompanying consolidated balance sheet.

We sold these shares in October 2005. Net proceeds from the sale were $806,000 and the gain on the sale was $160,000. The gain of $160,000, before tax, included the realization of $134,000 of previously unrealized gain in accumulated other comprehensive income.

In connection with the sale of Tempus Software, Inc., we also received $115,000 in cash and approximately 51,000 additional unregistered shares in QuadraMed Corp. which were both placed into escrow pending the resolution of certain purchase price adjustments. In December 2005, the cash and shares held in such escrow were released to us, resulting in recognition of an additional gain of $189,000.

Spacelabs Healthcare Public Offering

In September 2005, we announced our intention to pursue a listing in the U.K. of common stock in Spacelabs Healthcare, Inc., a newly formed subsidiary composed of the business operations of our medical monitoring and anesthesia systems businesses, and the initial public offering of a minority interest. On October 25, 2005, Spacelabs Healthcare completed the placing of 13.5 million previously unissued shares of its common stock, representing approximately 20 percent of its total issued and outstanding shares. The newly issued shares began trading on the AIM, a market administered by the London Stock Exchange, on October 31, 2005 under the ticker symbol “SLAB.” The shares in Spacelabs Healthcare that are now trading on AIM were not offered in the United States. Under rules and regulations promulgated by the Securities and Exchange Commission, U.S. Persons (as such term is defined in Regulation S promulgated under the Securities Act of 1933, as amended) were prohibited from participating in this offering.

As a result of the placing, we recorded minority interest in Spacelabs Healthcare of $7.6 million, representing approximately 20% of the issued and outstanding shares in Spacelabs Healthcare. We treated the placing as a capital transaction in accordance with SAB 51. The placing resulted in $26.3 million in proceeds, net of expenses. We have reported the associated gain of $13.4 million, net of tax, as an adjustment to our shareholders’ equity on the accompanying consolidated balance sheet.

Goodwill and Other Intangible Assets

The changes in carrying value of goodwill for the six months ended December 31, 2005 are as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated OSI Systems, Inc.
Balance as of June 30, 2005	$16,492	$5,861	$6,344	$28,697
Foreign currency translation adjustments	(117)	(165)	—	(282)

Balance as of December 31, 2005	$16,375	$5,696	$6,344	$28,415

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that intangible assets that meet the criteria for recognition apart from goodwill be reclassified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing. SFAS 142 requires testing goodwill for impairment on an annual basis and on an interim basis if an event occurs or circumstance change that may reduce the fair value of a reporting unit below its carrying value. We performed our annual impairment test during the three months ended December 31, 2005 and concluded that there were no impairment losses related to goodwill.

Intangible assets which have indefinite lives, and are therefore not subject to amortization, consisted of the following (in thousands):

	December 31, 2005 Gross Carrying Value	June 30, 2005 Gross Carrying Value
Tradename	$7,036	$7,083

Intangible assets subject to amortization consisted of the following (in thousands):

		December 31, 2005			June 30, 2005
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Software development costs	3-4 years	3,182	1,109	2,073	3,635	1,382	2,253
Patents	10 years	418	193	225	439	193	246
Core technology	25 years	9,115	939	8,176	9,213	681	8,532
Developed technology	17 years	27,471	3,734	23,737	27,816	3,159	24,657
Customer relationships / backlog	8 years	5,410	1,245	4,165	5,439	923	4,516

		$45,596	$7,220	$38,376	$46,542	$6,338	$40,204

Amortization expense for the six months ended December 31, 2005 was approximately $1.8 million. At December 31, 2005, estimated future amortization expense is as follows (in thousands):

Fiscal Year	Amortization expense
Remaining 6 months of 2006	$1,734
2007	3,398
2008	3,238
2009	2,999
2010	2,844
2011	2,677
2012 and thereafter	21,486

Total	$38,376

Research and Development

Research and development costs are those costs related to the development of a new product, process or service, or significant improvement to an existing product, process or service. Such costs are charged to operations as incurred unless the costs are related to a contractual arrangement with the U.S. Government.

Costs incurred pursuant to such contractual arrangements are evaluated in accordance with the criteria established by the American Institute of Certified Public Accountants Audit and Accounting Guide, Federal Government Contractors. In accordance with the terms of the contractual arrangement and the criteria established by such guide, reimbursement of costs associated with these contracts is recorded as revenue or as a reduction of research and development expense. Revenues related to research and development arrangements totaled $1.9 million for the three months ended December 31, 2005 and $4.3 million for the six months ended December 31, 2005. We did not record any reimbursement of costs associated with such contracts as an offset against research and development expense.

Stock Option Plans

For the six months ended December 31, 2005, equity-based compensation awards were granted under one of three stock option plans: (a) the 1997 Stock Option Plan, (b) the 2004 Spacelabs Medical Stock Option Plan and (c) the 2005 Spacelabs Healthcare Plan. We also maintain an employee stock purchase plan known as the 1998 Employee Stock Purchase Plan.

The 1997 Stock Option Plan – We established the 1997 Stock Option Plan in May 1997 under which we authorized the grant of up to 850,000 shares of our common stock in the form of incentive and nonqualified options. We increased the number of shares authorized under the 1997 Stock Option Plan to 3,350,000 in November 2004. Under the 1997 Stock Option Plan, we may grant to our employees, including those of our subsidiaries, and directors incentive and nonqualified options to purchase shares of our common stock. Our Board of Directors administers the 1997 Stock Option Plan, and determines the terms and conditions of each grant, with the advice of and input from the Compensation Committee of our Board of Directors. Under the plan, the exercise price of nonqualified options may not be less than 85% of the fair market value of our common stock on the date of grant. The exercise price of incentive stock options may not be less than the fair market value of our common stock at the date of grant. The exercise price of incentive stock options granted to individuals who own more than 10% of our voting stock may not be less than 110% of the fair market value of our common stock on the date of grant. Stock options granted under this plan may not be exercised more than ten years after the date of grant (five years after the date of grant if the grant is of an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of our capital stock).

Under the 1997 Stock Option Plan, the fair value of each option award is estimated on the date of grant using a Black-Scholes options pricing model that uses assumptions detailed in the table below. We base expected volatilities on a blend of historical volatilities of our common stock and implied volatilities of our publicly traded options, as more fully explained below. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting periods and historical exercise patterns. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the views of the Securities and Exchange Commission regarding valuation of share-based payments pursuant to SFAS 123R. With respect to volatility, SAB 107 clarifies that no single method of estimating volatility is proper under all circumstances and that to the extent a company can derive the implied volatility based on the trading of its financial instruments on a public market, it may be appropriate to use both implied and historical volatility in its assumptions. We have certain financial instruments that are publicly traded from which we can derive the implied volatility. Therefore, beginning in July 2005, we used implied and historical volatility for valuing our stock options, whereas we had previously used historical volatility exclusively as the measure. We believe that implied and historical volatility is a better indicator of expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.

We determined the fair value of options issued during the three and six months ended December 31, 2005 and 2004 as of the date of the grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Expected dividend	0%	0%	0%	0%
Risk free interest rate	4.5%	3.3%	4.5%	3.3%
Expected volatility	43.4%	58.3%	43.5%	58.3%
Expected life (in years)	3.7	3.7	3.7	3.7

The following summarizes stock option activity for the six months ended December 31, 2005:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2005	1,775,148	$16.41
Granted	241,500	18.49
Exercised	(61,356)	7.30
Expired or canceled	(19,538)	17.30

Outstanding at December 31, 2005	1,935,754	$16.95	2.67	$4,340

Exercisable at December 31, 2005	937,595	$15.11	1.65	$3,738

The per-share weighted-average grant-date fair value of stock options granted under the 1997 Stock Option Plan was $7.04 for the three months ended December 31, 2005 and $7.03 for six months ended December 31, 2005. It was $9.61 for the three months ended December 31, 2004 and $9.23 for the six months ended December 31, 2004. The total intrinsic value of options exercised during the three months ended December 31, 2005 was $440,000 and $611,000 for the six months ended December 31, 2005. It was $1.1 million for the three months ended December 31, 2004 and $1.4 million for the six months ended December 31, 2004. The total fair value of options vested for the six months ended December 31, 2005 was $1.4 million and the total fair value of options vested for the six months ended December 31, 2004 was $1.9 million.

The following table summarizes the 1997 Stock Option Plan’s non-vested stock option activities for the six month period ended December 31, 2005:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options, June 30, 2005	913,052	$10.14
Granted	241,500	7.04
Vested	(144,396)	9.94
Forfeited	(11,997)	9.95

Non-vested options, December 31, 2005	998,159	9.42

Additional information relating to the 1997 Stock Option Plan at December 31, 2005 and June 30, 2005 is as follows:

	December 31, 2005	June 30, 2005
Options exercisable	937,595	862,096
Options available for grant	568,839	790,801
Total reserved common stock shares for stock option plan	3,350,000	3,350,000

The 2004 Spacelabs Medical Stock Option Plan – We established the 2004 Spacelabs Medical Stock Option Plan in April 2004 under which we authorized the grant of up to 12,500,000 shares of Spacelabs Medical common stock in the form of nonqualified options. Under the 2004 Spacelabs Medical Stock Option Plan, we may grant to our employees, including those of our subsidiaries, consultants and to the non-employee directors of Spacelabs Medical, nonqualified options to purchase shares of the Spacelabs Medical common stock. The Board of Directors of Spacelabs Medical administers the 2004 Spacelabs Medical Stock Option Plan and determines the terms and conditions of each grant, with the advice of and input from the Compensation Committee of the Board of Directors of Spacelabs Medical. Stock options granted under this plan may not be exercised more than ten years after the date of grant.

We estimate the fair value of each stock option award on the date of grant, using a Black-Scholes option pricing model that uses assumptions detailed in the table below. We based expected volatilities on the historical volatilities of the publicly traded common stock of a select peer group of companies that are similar to Spacelabs Medical. We have determined the 2006 expected term assumption under the “Simplified Method” as defined in SAB 107, as we lack historical data and are unable to make reasonable expectations regarding future exercise patterns. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

We have determined the fair value of options issued during the three and six months ended December 31, 2005 and December 31, 2004 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Expected dividend	—	0%	0%	0%
Risk free interest rate	—	3.0%	3.3%	3.0%
Expected volatility	—	51.5%	51.0%	51.5%
Expected life (in years)	—	3.6	3.6	3.6

The following summarizes stock option activity for the six months ended December 31, 2005:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2005	7,923,500	$0.70
Granted	739,000	1.10
Exercised	—	—
Expired or cancel	(144,375)	0.73

Outstanding at December 31, 2005	8,518,125	$0.73	3.73	$7,149

Exercisable at December 31, 2005	1,402,500	$0.60	3.45	$1,361

The per-share weighted-average grant-date fair value of stock options issued under the 2004 Spacelabs Medical Stock Option Plan was $0.45 for the six months ended December 31, 2005. There were no grants during the three months ended December 31, 2005. The per-share weighted-average grant-date fair value of stock options granted under the 2004 Spacelabs Medical Stock Option Plan was $0.26 for the three and six months ended December 31, 2004. No option-holders under the 2004 Spacelabs Medical Stock Option Plan exercised their options during the three and six months ended December 31, 2005. The total fair value of options vested for the six months ended December 31, 2005 was $123,000. There were no vested options in the six months ended December 31, 2004.

The following table summarizes the non-vested 2004 Spacelab Medical Stock Option Plan’s stock option activities for the period ended December 31, 2005:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options, June 30, 2005	6,979,750	$0.29
Granted	739,000	0.45
Vested	(468,750)	0.26
Forfeited	(134,375)	0.30

Non-vested options, December 31, 2005	7,115,625	0.31

Additional information relating to the 2004 Spacelabs Medical Stock Option Plan as of December 31, 2005 and June 30, 2005 is as follows:

	December 31, 2005	June 30, 2005
Options exercisable	1,402,500	943,750
Options available for grant	3,981,875	4,576,500
Total reserved common stock shares for stock option plan	12,500,000	12,500,000

2005 Spacelabs Healthcare Plan - We established the 2005 Spacelabs Healthcare Plan in October 2005 under which we authorized the grant of up to 10,000,000 shares of Spacelabs Healthcare common stock. Under the 2005 Spacelabs Healthcare Plan, we may grant to our employees, including those of our subsidiaries, consultants and to the non-employee directors of Spacelabs Healthcare, incentive or nonqualified options to purchase shares of the Spacelabs Healthcare common stock. The Board of Directors of Spacelabs Healthcare administers the 2005 Spacelabs Healthcare Plan and determines the terms and conditions of each grant, with the advice of and input from the Compensation Committee of the Board of Directors of Spacelabs Healthcare. Stock options granted under this plan may not be exercised more than ten years after the date of grant.

We estimate the fair value of each option award on the date of grant using a Black-Scholes option pricing model that uses assumptions detailed in the table below. We based expected volatilities on the historical volatilities of the publicly traded common stock of a select peer group of companies that are similar to Spacelabs Healthcare. We have determined the 2006 expected term assumption under the “Simplified Method” as defined in SAB 107, as we lack historical data and are unable to make reasonable expectations regarding future exercise patterns. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

We determined the fair value of the options issued during the three and six months ended December 31, 2005 and 2004 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Expected dividend	0%	—	0%	—
Risk free interest rate	4.4%	—	4.4%	—
Expected volatility	49.5%	—	49.5%	—
Expected life (in years)	3.6	—	3.6	—

The following table summarizes the 2005 Spacelabs Healthcare Plan’s stock option activities for the six months ended December 31, 2005:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2005
Granted	190,000	$2.08
Exercised	—	—
Expired or cancel	—	—

Outstanding at December 31, 2005	190,000	$2.08	4.90	$88

Exercisable at December 31, 2005	—	—	—	—

The per-share weighted-average grant-date fair value of stock options granted under the 2005 Spacelabs Healthcare Plan was $1.12 for the three months ended December 31, 2005. We made no grants under this plan during prior periods. No option holders under the 2005 Spacelabs Healthcare Plan exercised their options during the three months ended December 31, 2005. There were no vested options under the 2005 Spacelabs Healthcare Plan in the six months ended December 31, 2005.

The following table summarizes the non-vested 2005 Spacelabs Healthcare Plan’s stock option activities for the period ended December 31, 2005:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options, June 30, 2005	—
Granted	190,000	$1.12
Vested	—
Forfeited	—

Non-vested options, December 31, 2005	190,000	$1.12

Additional information relating to the 2005 Spacelabs Healthcare Plan’s stock options at December 31, 2005 as follows:

December 31, 2005
Options exercisable	—
Options available for grant	9,810,000
Total reserved common stock shares for stock option plan	10,000,000

1998 Employee Stock Purchase Plan – Historically, we have offered eligible employees the option to purchase our common stock at 85% of the lesser of the fair market value of our common stock determined either as of (i) the first day of each offering period or (ii) the last day of each offering period. Offering periods commence on January 1 and end on June 30 of each year and a second offering period commences on July 1 and ends on December 31 of each year. Participating employees purchase such common stock through payroll deductions. Under the 1998 Employee Stock Purchase Plan, we are authorized to issue up to 200,000 shares of common stock. The compensation expense associated with the 1998 Employee Stock Purchase Plan included in the statement of operations for the six month period ended December 31, 2005 was not material.

Stock-Based Compensation (As Restated)

Effective July 1, 2005, we adopted the fair value measurement provisions of SFAS 123R and accordingly have adopted the modified prospective application method. Under the provisions of SFAS 123R, the compensation cost relating to share-based payment transactions is to be recognized in the financial statements. Under SFAS 123R, the fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model and amortized to expense straight-line over the option’s vesting period.

During the six months ended December 31, 2005, each of the 1997 Stock Option Plan, 2004 Spacelabs Medical Stock Option Plan, 2005 Spacelabs Healthcare Plan and the 1998 Employee Stock Purchase Plan were in effect. The compensation cost in connection with these plans that has been charged against income for the three and six months ended December 31, 2005 was approximately $974,000 and $2.0 million, respectively, net of tax. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements for three and six months ended December 31, 2005 was approximately $326,000 and $582,000, respectively.

The compensation cost that has been charged against income for these plans for the three and six months ending December 31, 2005 is as follows (in thousands):

	Three months ended December 31,	Six months ended December 31,
	2005	2005
Cost of goods sold	$53	$108
Selling, general and administrative	1,144	2,218
Research and Development	103	215

	$1,300	$2,541

As of December 31, 2005, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1997 Stock Option Plan amounted to $4.9 million. Under the 2004 Spacelabs Medical Stock Option Plan it amounted to $1.4 million. Under the 2005 Spacelabs Healthcare Plan it amounted to $172,000. We expect to recognize these costs over a weighted-average period of 1.4 years with respect to the 1997 Stock Option Plan, 1.7 years with respect to the 2004 Spacelabs Medical Stock Option Plan, and 2.9 years with respect to the 2005 Spacelabs Healthcare Plan.

Cash received from option exercises under all share-based payment arrangements amounted to $776,000 for the six months ended December 31, 2005 and $836,000 for the six months ended December 31, 2004. The actual tax benefit realized for the tax deductions associated with option exercises under all share-based payment arrangements totaled $195,800 for the six months ended December 31, 2005 and $416,500 for the six months ended December 31, 2004.

Prior to July 1, 2005 and the adoption of SFAS 123R, we accounted for our employee stock option plans by applying the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB Opinion 25”). Among these interpretations, FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, directs that compensation expense should generally be determined on the date of grant, but only if the fair value of the underlying stock exceeded the exercise price on such date. We adopted the disclosure-only requirements of SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS 148”), an amendment to SFAS 123. These statements establish accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123 and SFAS 148, we elected to continue to apply the intrinsic-value based method described above.

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

As such, prior to July 1, 2005, we applied APB Opinion 25 in accounting for substantially all of our stock-based awards and, accordingly, except for certain options issued to non-employees, as discussed above, we recognized no compensation cost using the intrinsic value method for our stock-based compensation in the accompanying financial statements.

Subsequent to the issuance of our fiscal year 2004 consolidated financial statements, our management determined that total stock-based employee compensation expense determined under the fair value based method, net of related tax effects, and the per-share weighted-average fair value of stock options granted, for fiscal years 2003 and 2004, had been calculated incorrectly. As a result, the amounts presented below for the three and six months ended December 31, 2004 have been restated from the amounts previously reported. For the three month ended December 31, 2004, pro forma net income decreased by $66,000 and pro forma basic and diluted earnings did not change. For the six months ended December 31, 2004, pro forma net income decreased by $509,000, pro forma basic earnings per share decreased by $0.04 and pro forma diluted earnings per share decreased by $0.03.

The restated per share weighted-average fair value of stock options granted under the 1997 Stock Option Plan was $9.23 for the six months ended December 31, 2004. This restatement did not impact our consolidated financial position, results of operations or cash flows for any of the periods presented.

If the fair value based method had been applied in measuring stock-based compensation expense under SFAS 123, as amended by SFAS 148, the pro forma effect on net earnings and net earnings per share would have been as follows (in thousands, except per share amounts):

	Three months ended December 31, 2004	Six months ended December 31, 2004
	(Restated)	(Restated)
Net income as reported	$2,458	$3,767
Add: Stock-based employee compensation expense included in reported net income-net of related tax effects	—	—
Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards-net of related tax effects	(1,150)	(2,249)

Pro forma net income	$1,308	$1,518

Earnings per share:
Basic-as reported	$0.15	$0.23
Basic-pro forma	$0.08	$0.09
Diluted-as reported	$0.15	$0.23
Diluted-pro forma	$0.08	$0.09

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

Stock options and rights to purchase a total of 2,295,648 and 2,229,819 shares of our common stock, computed on a weighted-average basis, that were outstanding for the three and six months ended December 31, 2005 were not included in diluted earnings per common share because to do so would have been anti-dilutive. Stock options and purchase rights totaling 2,091,990 shares were outstanding for the three and six months ended December 31, 2004, but were not included in diluted earnings per common share because to do so would have been anti-dilutive. The following table reconciles the numerator and denominator used in calculating earnings per common share and earnings per common share assuming dilution.

	Three months ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income per common share
Net Income	$85,000	16,299,337	$0.01
Effect of dilutive interest in subsidiary stock	(92,000)

(Loss) available to common shareholders	(7,000)
Effect of dilutive securities
(Treasury stock method)		191,377

(Loss) per common share assuming dilution

(Loss) available to common shareholders, assuming dilution	$(7,000)	16,490,714	$(0.00)

	Three months ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income per common share
Net Income	$2,458,000	16,168,778	$0.15
Effect of dilutive interest in subsidiary stock	—

Income available to common shareholders	2,458,000
Effect of dilutive securities
(Treasury stock method)		423,946

Income per common share assuming dilution

Income available to common shareholders, assuming dilution	$2,458,000	16,592,724	$0.15

	Six months ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
(Loss) per common share
Net Loss	$(4,103,000)	16,270,205	$(0.25)
Effect of dilutive interest in subsidiary stock	(175,000)

(Loss) available to common shareholders	(4,278,000)
Effect of dilutive securities
(Treasury stock method)		—

(Loss) per common share assuming dilution

(Loss) available to common shareholders, assuming dilution	$(4,278,000)	16,270,205	$(0.26)

	Six months ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Earnings per common share
Net Income	$3,767,000	16,185,269	$0.23
Effect of dilutive interest in subsidiary stock

Income available to common shareholders	3,767,000
Effect of dilutive securities
(Treasury stock method)		392,483

Earnings per common share assuming dilution

Income available to common shareholders, assuming dilution	$3,767,000	16,577,752	$0.23

Comprehensive Income

Comprehensive income is computed as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Net income (Loss)	$85	$2,458	$(4,103)	$3,767
Foreign currency translation adjustments	(1,150)	2,343	(985)	2,659
Less: reclassification adjustment to net income (net of income tax provision of $58 and $46, respectively)	(134)	—	(108)	—

Comprehensive Income (Loss)	$(1,199)	$4,801	$(5,196)	$6,426

Line of Credit Borrowings and Long-Term Debt

In May 2005, we entered into a second amended and restated credit agreement with Bank of the West. The agreement provides for a $50 million senior revolving line of credit, including a letter-of-credit, foreign exchange facility and an acquisition credit facility, which are secured by substantially all of the assets of our U.S. subsidiaries and our stock ownership in two significant foreign subsidiaries. On October 13, 2005, we entered into a first amendment to the credit agreement. As amended, the credit agreement includes an asset–based credit facility of up to $50 million with revised financial covenants. Some of the covenants include maintaining a specified tangible net worth, ratio of total liabilities to effective tangible net worth, and capital expenditure limitations, among others. As of December 31, 2005, we were in compliance with the covenants. As of December 31, 2005, our borrowing capacity as calculated under the credit agreement was $46 million of which $2.1 million was outstanding under the revolving line of credit and $9.2 million issued and outstanding under the letter of credit facility.

Long-Term debt consisted of the following (in thousands):

	December 31, 2005	June 30, 2005
Twenty-year term loan payable in quarterly installments of £34 (approximately $59 at December 31, 2005) until paid in full on December 1, 2024. Interest is due quarterly at a rate of three-months LIBOR plus 1.2% (5.84% at December 31,2005)	$4,509	$4,817
Four-year loan payable in monthly installments of $34 until paid in full at October 23, 2009. Interest is due monthly at the rate of 7.85%	1,375	—
Capital lease obligation due through fiscal year 2008	371	507
Fifteen-year term loan payable in monthly installments of $0.8 until paid in full at July 27, 2020. The interest rate is 0.0%.	150	—
One year demand loan payable (principal and interest) at the end of the one year term on July 27, 2006. Interest rate is at NY prime rate (6.25% at December 31, 2005)	175	—
Other	25	27

	6,605	5,351
Less current portion of long-term debt and capital lease obligation	1,037	499

Long -term portion of debt	$5,568	$4,852

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

During 2003 and 2004, we were informed that Science Applications International Corporation (“SAIC”) had made statements to prospective buyers of our gamma ray mobile detection product infringed upon unspecified SAIC patents. In April 2004, we received a letter from SAIC specifying a patent upon which SAIC claimed the GaRDS infringed. Contrary to SAIC’s claim, the patent cited by SAIC actually distinguished the technology used in GaRDS as a different, pre-existing technology. We therefore filed a lawsuit in the U.S. District Court, Central District of California seeking declaratory judgment. SAIC has since counter-claimed for patent infringement, citing the same patent, and unfair competition.

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

In February 2005, Electromedical, a Greek distribution company, filed an action in the courts of Greece claiming that Spacelabs Medical orally agreed to appoint Electromedical as Spacelabs Medical’s exclusive Greek distributor, but failed to do so. Electromedical claims that it incurred significant expenses as a result of Spacelabs Medical’s actions, and demands Euro 872,414 (approximately $1,029,449 as of December 31, 2005) compensation.

In October 2005, Security Detection Systems, Inc. filed a complaint alleging that certain “Metorex” brand people screening systems sold by our security and inspection systems group infringe a specified patent held by Security Detection Systems, Inc. This action is currently pending in the U.S. District Court for the Western District of Texas, El Paso Division. In November 2005, we filed a motion to remove this action to the U.S. District court for the Central District of California.

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

We are also involved in various other claims and legal proceedings arising out of the ordinary course of business which have not been previously disclosed in our quarterly and annual reports. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, results of operations, or cash flows.

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

The changes in warranty provisions were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Balance as of beginning of period	$6,291	$8,757	$6,641	$9,190
Additions	1,957	1,844	2,767	2,809
Reductions for warranty repair costs	(1,487)	(1,921)	(2,647)	(3,319)

Balance as of end of period	$6,761	$8,680	$6,761	$8,680

Retirement Benefit Plans

We operate a defined benefit plan for certain employees located in the United Kingdom. The benefits under this plan are based on years of service and the employees’ highest 12 months’ compensation during the last five years of employment. The net periodic expense for this defined benefit plan consists of (in thousands):

	Three months ended, December 31,		Six months ended, December 31,
	2005	2004	2005	2004
Service cost	$9	$17	$21	$32
Interest cost	41	50	88	95
Expected return on plan assets	(29)	(28)	(60)	(53)
Amortization of net loss	26	31	60	58

Net periodic pension expense	$47	$70	$109	$132

For the three months ended December 31, 2005, we made a contribution to this pension plan of $32,300 and for the six months ended December 31, 2005 we made a contribution of $90,300. We presently anticipate contributing an additional $129,200 to fund this pension plan during the six-month period ending June 30, 2006, for a fiscal year total of $219,500.

Segment Information

We have adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). We have reflected the provisions of SFAS 131 in the accompanying condensed consolidated financial statements for all periods presented. We operate in three identifiable industry segments, (a) security and inspection systems (“Security Group”), (b) medical monitoring and anesthesia systems (“Healthcare Group”) and (c) optoelectronic devices and value-added subsystems (“Optoelectronics and Manufacturing Group”). We also have a corporate segment (“Corporate”) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances and legal, audit and other professional service fees not allocated to product segments.

Both the Security Group and the Healthcare Group comprise primarily end-product businesses whereas the businesses of the Optoelectronics and Manufacturing Group primarily supplies components and subsystems to original equipment manufacturers, including to the businesses of the Security and Healthcare Groups. All inter-company sales are eliminated in consolidation.

The following tables present the operations by product segment (in thousands):

Three months ended December 31, 2005

	Security Group	Healthcare Group (1)	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Total
External customer revenue	$30,378	$60,999	$25,761	$—	$—		$117,138
Revenue between product segments	—	—	5,367	—	(5,367)		—

Total revenue	$30,378	$60,999	$31,128	$—	$(5,367)		$117,138

(Loss) Income from operations (2)	$(651)	$5,319	$2,581	$(4,293)	$(83	)(3)	$2,873

Three months ended December 31, 2004

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Total
External customer revenue	$32,037	$54,000	$16,494	$—	$—		$102,531
Revenue between product segments	—	—	5,652	—	(5,652)		—

Total revenue	$32,037	$54,000	$22,146	$—	$(5,652)		$102,531

(Loss) Income from operations	$(1,283)	$4,863	$2,004	$(2,062)	$(280	)(3)	$3,242

(1)	On October 24, 2005, we completed the placing of approximately 20% of the equity in Spacelabs Healthcare with institutional investors. The placing raised approximately $26.3 million, net of expenses. These shares of common stock of Spacelabs Healthcare began trading on the AIM, a market administered by the London Stock Exchange on October 31, 2005 under the ticker symbol “SLAB.”

(2)	The income/(loss) from operations for the three months ended December 31, 2005, includes stock based compensation expense of $1.3 million, resulting from the adoption of SFAS 123R, as described above. SFAS 123R compensation expense incurred by each of the operating segments was $206,000 for the Security Group, $290,000 for the Healthcare Group, $126,000 for the Optoelectronics and Manufacturing Group and $678,000 for the Corporate segment.

(3)	Adjustment represents elimination of inter-company profit recognized during the period on amounts in ending inventory as of December 31, 2005.

Six months ended December 31, 2005
	Security Group	Healthcare Group (1)	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Total
External customer revenue	$57,341	$112,370	$49,297	$—	$—		$219,008
Revenue between product segments	—	—	9,607	—	(9,607)		—

Total revenue	$57,341	$112,370	$58,904	$—	$(9,607)		$219,008

(Loss) income from operations (2)	$(3,844)	$6,502	$3,783	$(10,115)	$33	(3)	$(3,641)

Six months ended December 31, 2004
	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Total
External customer revenue	$61,980	$96,804	$31,391	$—	$—		$190,175
Revenue between product segments	—	—	9,917	—	(9,917)		—

Total revenue	$61,980	$96,804	$41,308	$—	$(9,917)		$190,175

Income (loss) from operations	$1,076	$5,098	$3,689	$(4,426)	$(417	)(3)	$5,020

(1)	On October 24, 2005, we completed the placing of approximately 20% of the equity in Spacelabs Healthcare with institutional investors. The placing raised approximately $26.3 million, net of expenses. These shares of common stock of Spacelabs Healthcare began trading on the AIM, a market administered by the London Stock Exchange on October 31, 2005 under the ticker symbol “SLAB.”

(2)	The (loss) income from operations for the six months ended December 31, 2005, includes stock based compensation expense of $2.5 million, resulting from the adoption of SFAS 123R, as described above. SFAS 123R compensation expense incurred by each of the operating segments was $447,000 for the Security Group, $457,000 for the Healthcare Group, $277,000 for the Optoelectronics and Manufacturing Group and $1.4 million for Corporate segment. The income (loss) from operations for the six months ended December 31, 2005 included a restructuring charge of $800,000. The Security Group incurred restructuring charges of $511,000 and the Optoelectronics and Manufacturing Group incurred restructuring charges of $289,000, both amounts stemming from costs incurred during the consolidation by such groups of certain of their facilities. In addition, for the six months ended December 31, 2005, we reached a final settlement relating to an international receivable for which the Security Group had, in the three months ended March 31, 2005, recorded a $2.5 million charge. Under the terms of the settlement, the Security Group recovered the majority of the equipment from the customer and incurred an additional $657,000 pre-tax bad-debt expense in the six months ended December 31, 2005.

(3)	Adjustment represents elimination of inter-company profit recognized during the period on amounts in ending inventory as of December 31, 2005.

The reconciliation of segment information to our consolidated net income is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Total segment income (loss) from operations	$2,873	$3,242	$(3,641)	$5,020
Interest income	69	103	89	191
Interest expense	(399)	(98)	(950)	(154)
Gain on sale of marketable securities	349	—	349	—

Income (Loss) before provision for income taxes and minority interest	2,892	3,247	(4,153)	5,057
Provision (Benefit) for income taxes	1,861	789	(996)	1,358
Minority interest	(946)	—	(946)	68

Net income (loss)	$85	$2,458	$(4,103)	$3,767

The following table presents assets by product segment (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations(1)	Total
As of December 31, 2005	$147,276	$138,173	$66,274	$21,108	$(3,378)	$369,453
As of June 30, 2005	$143,168	$127,906	$57,446	$21,603	$(3,003)	$347,120

(1)	Eliminations primarily reflect the elimination of inter-company profit in ending inventory. These profits will be realized when inventory is shipped to external customers.

The following tables present revenues by geographical area (in thousands):

Three months ended December 31, 2005

	North America	Europe	Asia	Eliminations	Total
Revenues:
External customer revenue	$85,793	$23,945	$7,400	$—	$117,138
Revenue between product segments	2,465	—	2,902	(5,367)	—

Total revenue	$88,258	$23,945	$10,302	$(5,367)	$117,138

Three months ended December 31, 2004

	North America	Europe	Asia	Eliminations	Total
Revenues:
External customer revenue	$79,506	$17,533	$5,492	$—	$102,531
Revenue between product segments	2,656	—	2,996	(5,652)	—

Total revenue	$82,162	$17,533	$8,488	$(5,652)	$102,531

Six months ended December 31, 2005

	North America	Europe	Asia	Eliminations	Total
Revenues:
External customer revenue	$160,085	$45,478	$13,445	$—	$219,008
Revenue between product segments	4,113	—	5,494	(9,607)	—

Total revenue	$164,198	$45,478	$18,939	$(9,607)	$219,008

Six months ended December 31, 2004

	North America	Europe	Asia	Eliminations	Total
Revenues:
External customer revenue	$149,181	$31,266	$9,728	$—	$190,175
Revenue between product segments	4,609	—	5,308	(9,917)	—

Total revenue	$153,790	$31,266	$15,036	$(9,917)	$190,175

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

We base our discussion and analysis of our financial condition and results of operations on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statement and the reported amount of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions.

We have described our critical accounting policies in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which is effective for the annual periods beginning after June 15, 2005. SFAS 123R was effective for us beginning July 1, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement.

Effective July 1, 2005, we adopted the fair value measurement provisions of the SFAS 123R and accordingly have adopted the modified prospective application method. Under the provisions of SFAS 123R, the compensation cost relating to share-based payment transactions is to be recognized in the financial statements. Under SFAS 123R, the fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model and amortized to expense straight-line over the options’ vesting period of three years.

During the six months ending December 31, 2005, each of the 1997 Stock Option Plan, 2004 Spacelabs Medical Stock Option Plan, 2005 Spacelabs Healthcare Plan and the 1998 Employee Stock Purchase Plan were in effect. The compensation cost in connection with these plans that has been charged against income for the three and six months ended December 31, 2005 was approximately $974,000 and $2 million, respectively, net of tax. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements for three and six months ended December 31, 2005 was approximately $326,000 and $582,000, respectively.

As of December 31, 2005, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1997 Stock Option Plan amounted to $4.9 million. Under the 2004 Spacelabs Medical Stock Option Plan it amounted to $1.4 million. Under the 2005 Spacelabs Healthcare Plan it amounted to $172,000. We expect to recognize these costs over a weighted-average period of 1.4 years with respect to the 1997 Stock Option Plan, 1.7 years with respect to the 2004 Spacelabs Medical Stock Option Plan, and 2.9 years with respect to the 2005 Spacelabs Healthcare Plan.

Prior to July 1, 2005 and the adoption of SFAS 123R, we accounted for our employee stock option plans by applying the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB Opinion 25”). Among these interpretations, FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, directs that compensation expense should generally be determined on the date of grant, but only if the fair value of the underlying stock exceeded the exercise price on such date. We adopted the disclosure-only requirements of SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS 148”), an amendment to SFAS 123. These statements establish accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123 and SFAS 148, we elected to continue to apply the intrinsic-value based method described above.

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

As such, prior to July 1, 2005, we applied APB Opinion 25 in accounting for substantially all of our stock-based awards and, accordingly, except for certain options issued to non-employees, as discussed above, we recognized no compensation cost using the intrinsic value method for our stock-based compensation in the accompanying financial statements.

Other recent accounting pronouncements are described in Item 1 – “Condensed Consolidated Financial Statements – Notes to Condensed Consolidated Financial Statements.”

Executive Summary

Our revenues for the three months ended December 31, 2005 were $117.1 million, compared to $102.5 million for the three months ended December 31, 2004, an increase of 14%. Revenues for the security and inspection systems group were $30.4 million, or 26% of total revenues. Revenues for the medical monitoring and anesthesia systems group were $61.0 million, or 52% of total revenues. Revenues for the optoelectronic devices and value-added manufacturing group were $25.8 million, or 22% of total revenues. In addition, the optoelectronic devices and value-added subsystems group realized inter-company sales of $5.4 million from products and services sold to the security and inspection systems and medical monitoring and anesthesia systems groups.

In the second quarter of fiscal year 2006, our total revenues increased by 14%, while operating income fell 11% compared to the prior year period. Overall growth in sales of patient monitoring systems, both in U.S. and international markets, and the inclusion of sales of anesthesia systems sold by Blease, a company we acquired in February 2005, drove overall revenue growth. The optoelectronics and value-added manufacturing group also contributed to such growth, both as a result of increased sales of commercial optoelectronics and increased levels of contract manufacturing. However, the revenues of the security and inspection systems group decreased in the second quarter of fiscal year 2006 when compared to the same prior-year period. This decrease is primarily attributable to lower cargo and vehicle inspection sales, partially offset by growth in sales of baggage and parcel inspection systems.

Revenue growth in patient monitoring systems, which products historically have maintained a higher gross margin than many of our other products, positively impacted our operating income, as did sales of baggage and parcel inspection, cargo and vehicle inspection, and people screening systems, which achieved higher gross margins as compared to prior periods. These security and inspection systems achieved higher gross margins due to product mix as well as the impact of a restructuring program undertaken by the security and inspection systems group beginning in January 2005.

Operating income was adversely impacted by higher selling, general and administrative expenses due to currency exchange, high professional fees and services, and the impact of stock compensation expenses as required by SFAS 123R.

Results of Operations

The following financial ratios table reflects certain consolidated statement of operations data as a percentage of revenue for the periods presented.

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.5%	64.4%	62.5%	63.1%

Gross profit	38.5%	35.6%	37.5%	36.9%
Selling, general and administrative	28.6%	25.0%	30.6%	26.5%
Research and development	7.4%	6.9%	8.0%	7.2%
Restructuring charge	0.0%	0.0%	0.4%	0.0%
Management retention bonuses	0.0%	0.5%	0.3%	0.6%

Operating Income	2.5%	3.2%	(1.7)%	2.6%

Revenues – Total revenues for the three months ended December 31, 2005 increased by $14.6 million, or 14%, to $117.1 million from $102.5 million for the comparable prior-year period. Total revenues for the six months ended December 31, 2005 increased by $28.8 million, or 15%, to $219.0 million, from $190.2 million for the comparable prior six month period.

Revenues for the security and inspection systems group for the three months ended December 31, 2005, decreased by $1.6 million, or 5%, to $30.4 million, from $32.0 million for the comparable prior-year period. The revenues of the security and inspection systems group were lower in the three months ended December 31, 2005 due to lower sales of cargo and vehicle inspection products. Of the security and inspection systems group’s $30.4 million in revenues for the three months ended December 31, 2005, $25.7 million were attributable to sales of baggage and parcel inspection and people screening systems and $4.7 million were attributable to sales of cargo and vehicle inspection systems. The baggage and parcel inspection and the people screening systems business grew by $2.1 million due to increased x-ray systems and service revenue. Revenues for the security and inspection systems group for the six months ended December 31, 2005, decreased by $4.7 million, or 8%, to $57.3 million, from $62.0 million for the comparable prior-year period. The decrease was attributable primarily to decreases in domestic and international sales of cargo and vehicle inspection systems and was partially offset by higher sales of baggage and parcel inspection and people screening systems as well as higher service revenues.

Revenues for the medical monitoring and anesthesia systems group for three months ended December 31, 2005 increased by $7.0 million, or 13%, to $61.0 million, from $54.0 million for the comparable prior-year period. Revenues for the medical monitoring and anesthesia systems group for the six months ended December 31, 2005, increased by $15.6 million, or 16%, to $112.4 million, from $96.8 million for the comparable prior-year period. The increase was primarily attributable to increased sales of patient monitoring systems and the inclusion of the revenues of Blease, a company we acquired in February 2005. Revenues for Blease were $3.7 million for the three months ended December 31, 2005 and $7.5 million for the six months ended December 31, 2005.

Revenues for the optoelectronics devices and value-added subsystems group for the three months ended December 31, 2005 increased by $9.3 million, or by 56%, to $25.8 million, from $16.5 million for the comparable prior-year period. Revenues for the Optoelectronics and Manufacturing Group for the six months ended December 31, 2005, increased by $17.9 million, or 57%, to $49.3 million, from $31.4 million for the comparable prior-year period. This increase was primarily attributable to increases in contract manufacturing as well as growth in both domestic and international commercial optoelectronics sales.

The optoelectronics devices and value-added subsystems group reported inter-company revenues for the three-month period ended December 31, 2005 of $5.4 million, a decrease of 5%, from $5.7 million for the comparable prior-year period. Inter-company revenues for the Optoelectronics and Manufacturing Group for the six months ended December 31, 2005 were $9.6 million, a decrease of 3% from $9.9 million for the comparable prior-year period.

Gross Profit – Gross profit consists of revenues less cost of goods sold. Cost of goods sold consists of material, labor and manufacturing overhead. Gross profit increased by $8.6 million, or 24%, to $45.1 million for the three months ended December 31, 2005, from $36.5 million for the comparable prior-year period. As a percentage of revenues, gross profit increased in the three months ended December 31, 2005 to 38.5%, from 35.6% for the comparable prior-year period. This increase in gross profit as a percentage of revenues, or gross margin, over the prior-year period, was primarily attributable to higher patient monitoring systems revenue and improved patient monitoring gross margin as well as to higher commercial optoelectronics revenue. In addition, the increase was attributable to an improvement in the margins on products sold by the security and inspection systems group due to the favorable impact of restructuring completed previously. For the six months ended December 31, 2005, gross profit increased by $11.9 million, or 17%, to $82.1 million, from $70.2 million in the comparable prior-year period. As a percentage of revenues, gross profit increased in the six months ended December 31, 2005 to 37.5%, from 36.9% in the comparable prior-year period. The increase in gross profit as a percentage of revenues, or gross margin, was primarily attributable to higher commercial optoelectronics revenue, as well as higher patient monitoring revenue and was offset in part by a decrease in cargo and vehicle inspection systems revenues.

Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consisted primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses.

For the three months ended December 31, 2005, such expenses increased by $7.9 million, or 31%, to $33.5 million, from $25.6 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses increased in the three months ended December 31, 2005 to 28.6%, from 25.0% for the comparable prior-year period. The increase in SG&A expenses for the three months ended December 31, 2005 over the prior-year period was primarily attributable to increased spending on legal and professional fees of $1.3 million as well as higher administrative costs of $900,000, the inclusion of $1.1 million in stock compensation expenses as required by SFAS 123R and $1.6 million in foreign currency exchange losses. The increase in SG&A expenses for the three months ended December 31, 2005 over the prior year period was also attributable to $1.5 million in support of higher sales by the patient monitoring and anesthesia system groups as well as to $700,000 in spending by the security and inspection systems group for higher U.S. government sales support, sales and marketing spending in connection with hold baggage screening systems, as well as support and other administrative costs. In addition, the increased spending was also attributable to $600,000 in increased commercial optoelectronics and contract manufacturing SG&A spending in support of increased sales.

For the six months ended December 31, 2005, SG&A expenses increased by $16.5 million, or 33%, to $66.9 million, from $50.4 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses increased in the six months ended December 31, 2005 to 30.6%, from 26.5% in the comparable period last year. The increase in SG&A expenses for the six months ended December 31, 2005 over the prior-year period was primarily attributable to increased spending on legal and professional fees of $3.9 million as well as higher administrative costs of $1.3 million, the inclusion of $2.2 million in stock compensation expenses as required by SFAS 123R and $1.9 million in foreign currency exchange losses. The increase in SG&A expenses for the six months ended December 31, 2005 over the prior year period was also attributable to $4.2 million in support of higher sales by the medical monitoring and anesthesia system group as well as to $1.3 million in spending by the security and inspection system group for higher U.S. government sales support, sales and marketing spending in connection with hold baggage screening systems, as well as support and other administrative costs. In addition, the increased SG&A spending was attributable to $1.0 million in increased commercial optoelectronics and contract manufacturing SG&A spending in support of increased sales.

In October 2005 we reached a final settlement over a previously disclosed international receivable for our cargo and vehicle inspection product. Under the terms of the settlement, we recovered most of the equipment we had shipped and recorded an additional bad debt expense of $657,000. All recovered equipment is available for resale.

Research and Development – Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended December 31, 2005, such expenses increased by $1.6 million, or 23%, to $8.7 million, from $7.1 million for the comparable prior-year period. For the six months ended December 31, 2005, such expenses increased by $3.7 million, or 27%, to $17.4 million, from $13.7 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 7.4% for the three months ended December 31, 2005, compared to 6.9% in the comparable prior-year period. For the six months ended December 31, 2005, such expenses were 8.0% of revenues, compared to 7.2% for the comparable prior-year period. The increase in research and development expenses for the three- and six-month periods ending December 31, 2005, as compared to comparable prior-year periods, was primarily due to increased research and development spending by our medical monitoring and anesthesia systems group in connection with developing the localization of products into foreign languages, the development of next generation medical monitoring products, the inclusion of the research and development spending of Blease, a company we acquired in February 2005, and the development of new cargo and vehicle inspection and hold baggage screening systems by our security and inspection systems group.

Restructuring Charges – We incurred no restructuring charges during the three months ended December 31, 2005. In the six months ended December 31, 2005, we consolidated manufacturing processes and facilities of certain businesses within each of our Security and Optoelectronics and Manufacturing Groups. These consolidations resulted in a pre-tax charge of $800,000, consisting primarily of lease obligation charges of $445,000, restoration of leased facilities of $118,000, fixed asset and leasehold improvement write-off of $105,000, and $132,000 for severance and other expenses. These charges were calculated in accordance with SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Exit or Disposal Activities” There were no restructuring charges for the three months and six months ended December 31, 2004.

Management retention bonus – In March 2004, we completed the acquisition of Spacelabs Medical from Instrumentarium Corporation. As a result of this acquisition, we assumed management retention bonus agreements for key personnel of Spacelabs Medical, which could result in bonus payments of up to $5.9 million when fully paid. The retention bonuses associated with these agreements vest over a two-year period beginning in either October 2003 or March 2004. We accrued $51,000 during the three months ended December 31, 2005 for these bonuses, bringing the total accrual to $5.4 million, of which $1.9 million relates to a reporting period prior to our acquisition of Spacelabs Medical. The current estimate of total retention bonuses paid and to be paid under these agreements is approximately $5.5 million. In the three months ended December 31, 2005 we made retention bonus payments of $1.9 million. Total retention bonus payments made to date amounts to $5.2 million. As of December 31, 2005, we included a balance of $165,000 in management retention bonuses payable in our accrued payroll and related expenses.

Income from Operations – For the three months ended December 31, 2005, income from operations was $2.9 million, compared to $3.2 million for the comparable prior-year period. For the six months ended December 31, 2005, loss from operations was $3.6 million, compared to income from operations of $5.0 million for the comparable prior-year period.

Interest Income – For the three months ended December 31, 2005, we earned interest income of $69,000, compared to $103,000 for the comparable prior-year period. For the six months ended December 31, 2005, we earned interest income of $89,000, compared to $191,000 for the comparable prior-year period. The decrease in interest income for the three and six months ended December 31, 2005, was attributable to a decrease in interest earning deposits in the current year compared to the same periods in the prior-year.

Interest Expense – For the three months ended December 31, 2005, we incurred interest expense of $399,000, compared to $98,000 for the comparable prior-year period. For the six months ended December 31, 2005, we incurred interest expense of $950,000, compared to $154,000 for the comparable prior-year period. The increase in interest expense for the three months and six months ended December 31, 2005, was attributable to increases in our short-term borrowing. As of the end of December 2005, these levels of short term borrowing have been reduced.

Provision (Benefit) for Income Taxes – For the three months ended December 31, 2005, we had an income tax provision of $1.9 million, compared to an income tax provision of $789,000 for the comparable prior-year period. For the six months ended December 31, 2005, we had an income tax benefit of $996,000, compared to an income tax provision of $1.4 million for the comparable prior-year period. As a percentage of income before provision for income taxes and minority interest, provision for income taxes was 64.4% for the three months ended December 31, 2005, compared to 24.3% for the comparable prior-year period. As a percentage of income or loss before provisions or benefit for income taxes and minority interest, benefit for income taxes for the six months ended December 31, 2005 was 24.0%, compared to provision for income taxes of 26.9% for the comparable prior-year period. The change in the income tax rate was primarily attributable to the inclusion of incentive stock options expense in total stock compensation expense, which does not qualify for a tax deduction and not receiving tax benefit for losses incurred in certain non U.S. subsidiaries. Our tax rate is also dependent on the mix of income from U.S. and foreign locations due to tax rate differences between countries.

Net Income – We had net income of $85,000 for the three months ended December 31, 2005, compared to $2.5 million for the three months ended December 31, 2004, and we had net loss of $4.1 million for the six months ended December 31, 2005 compared to net income of $3.8 million for the six months ended December 31, 2004.

Liquidity and Capital Resources

Cash and equivalents as of December 31, 2005, were $17.1 million, an increase of $2.5 million from $14.6 million as of June 30, 2005.

Net cash used in operations was $8.4 million during the six months ended December 31, 2005. The amount of net cash used in operations was primarily attributable to an increase in accounts receivable of $12.5 million, inventory and other receivables. Net cash used in operations was offset in part by an increase in advances from customers, deferred revenue and sales return and allowance. The increase in accounts receivable was primarily due to higher shipments.

Net cash used in investing activities was $5.9 million for the six months ended December 31, 2005. The amount was primarily used to purchase property and equipment of $6.0 million. Net cash used in investing activities was partially offset by proceeds from the sale marketable securities and investments due to the recent sale of our stock in QuadraMed Corp.

Net cash provided by financing activities was $16.2 million for the six months ended December 31, 2005. This amount is primarily attributable to the $26.3 million in proceeds, net of offering expenses, that we received from the placing of 13.5 million shares of previously unissued Spacelabs Healthcare common stock, which represents an approximately 20% interest in Spacelabs Healthcare, with outside investors and the listing of Spacelabs Healthcare common stock on the AIM, a market administered by the London Stock Exchange, $2.2 million we received from the exercise of stock option, warrants and employee stock purchase plan. The net cash provided was partially offset by a $13.8 million reduction in our short term borrowings.

In May 2005, we entered into a second amended and restated credit agreement with Bank of the West. The agreement provides for a $50 million senior revolving line of credit, including a letter-of-credit, foreign exchange facility and an acquisition credit facility, which are secured by substantially all of the assets of our U.S. subsidiaries and our stock ownership in two significant foreign subsidiaries. On October 13, 2005, we entered into a first amendment to the credit agreement. As amended, the credit agreement includes an asset–based credit facility of up to $50 million with revised financial covenants. Some of the covenants include maintaining specified amount of tangible net worth, ratio of total liabilities to effective tangible net worth, capital expenditure not to exceed specified amount during the fiscal year, and pre-tax loss in aggregate for the first two fiscal quarters of fiscal year 2006. As of December 31, 2005, our borrowing capacity as calculated under the credit agreement was $46 million of which $2.1 million was outstanding under the revolving line of credit and $9.2 million issued and outstanding under the letter of credit facility.

In March 1999, we announced a stock repurchase program under which we could repurchase up to 2,000,000 shares of our common stock. Through June 30, 2004 we had repurchased 1,404,500 shares at an average price of $4.37 per share. In September 2004, we repurchased 107,500 shares at an average purchase price of $14.73 per share. In addition, our Board of Directors authorized an increase by 1,000,000 in the number of shares available for repurchase under the program. In May 2005, we repurchased 157,027 shares at an average price of $14.25 per share. Since May 2005, we have made no additional repurchases. As of December 31, 2005, 1,330,973 shares were available for additional repurchase under the program. The stock repurchase program did not have a material effect on our liquidity and is not expected to have a material effect on liquidity in subsequent quarters. We retire the treasury shares as they are repurchased. They are disclosed as a reduction in the number of shares of common stock issued and outstanding in the accompanying consolidated financial statements.

We anticipate that current cash balances, including the proceeds from the sale of approximately 20% of the equity of Spacelabs Healthcare, anticipated cash flows from operations and current borrowing arrangements will be sufficient to meet our working capital, stock repurchase program and capital expenditure needs for at least the next twelve months.

Contractual obligations – In December 2004, we entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in Horley, England for the purpose of co-locating certain of our security and inspection systems and medical monitoring and anesthesia systems group operations in the United Kingdom. The loan is repayable over a twenty-year period, with a quarterly payment of £34,500 (approximately $59,300 at December 31, 2005). Outstanding borrowings bear interest at 3 months LIBOR plus 1.2% (at December 31, 2005 5.84%) and are payable on a quarterly basis. Of our outstanding balance, $237,400 is due over the next twelve months and the balance of $4.3 million is due over the remaining term of the loan.

In fiscal year 2005, we committed to enter into new leases for computer equipment associated with a master lease agreement previously entered into with Dell Financial Services. The master lease agreement provided for the leasing of computer equipment over a period of 36 months. The new leases that are associated with the master lease agreement have been recorded as capital leases. The master lease agreement permits us to lease up to $1.0 million in equipment. During fiscal year 2005, we committed to a total of approximately $730,000 of equipment under this agreement. We do not currently expect to commit to any additional leases of equipment. As of December 31, 2005, $371,000 was outstanding under these capital lease obligations.

In November 2004, we entered into an agreement with a third party for the design and manufacture of a patient monitor for our Spacelabs Medical subsidiary. Under the agreement, we are required to buy a minimum number of monitors from the manufacturer during each year of the term of the agreement at a fixed price. We may provide one year’s notice to terminate the agreement without cause at any time following the completion of the second year of the term of the agreement. Given this termination right, our minimum commitment under this agreement amounts to three years of purchases, which totals approximately $8.9 million. We expect to take delivery on the first units under this agreement in fiscal year 2006.

Under the terms and conditions of the purchase agreements associated with the following four acquisitions, we may be obligated to make additional payments:

In August 2002, we purchased a minority equity interest in CXR Limited, a United Kingdom based research and development company that develops real time tomography systems. In June 2004, we increased our equity interest in CXR to approximately 75% and in December 2004 we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, we have agreed to make certain royalty payments based on sales of CXR’s products. As of December 31, 2005, no royalty payments had been made.

In November 2002, we acquired all of the outstanding capital stock of Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based company. During the five years following the close, contingent consideration is payable based on the sale of certain products. The contingent consideration is capped at $34.0 million. As of December 31, 2005, no earn-out payments had been made.

In January 2004, we completed the acquisition of Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately held company located in Sunnyvale, California. During the seven years following the close, contingent consideration is payable based on net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of December 31, 2005, approximately $8,000 had been earned and paid as part of this contingent consideration.

In February 2005, we completed the acquisition of Blease. During the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $10.8 million as of December 31, 2005). As of December 31, 2005, no earn out payments had been made.

Factors That May Affect Operations Results

Information concerning factors that may affect our operating results is contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 29, 2005.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the six months ended December 31, 2005, no material changes have occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2005.

Foreign Currency Translation – We maintain the accounts of our operations in each of the following countries in the following currencies: Singapore (Singapore dollars), Malaysia (Malaysian ringgits), England (U.K. pounds sterling), Austria, Finland, France, Germany, Greece and Italy (euros), Norway (Norwegian kroners), India (Indian rupees) and Canada (Canadian dollars). We translate foreign currency financial statements into U.S. dollars at current rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholders’ equity. Net foreign currency transaction loss of approximately $708,000 million was included in net loss for the six months ended December 31, 2005, and gains of approximately $1.2 million was included in the net income for six months ended December 31, 2004.

For the quarter and six months ended December 31, 2005, there have been no material changes in the market risk disclosure presented in our Annual Report on Form 10-K for the year ended June 30, 2005, other than as described above.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized, and filed or submitted on a timely basis. Based upon this evaluation, they concluded that as of December 31, 2005, our disclosure controls and procedures were ineffective.

As reported in Item 9A of our Form 10-K our management reported that material weaknesses existed in our internal controls as of June 30, 2005. Due to the fact that management’s remediation steps had not been completed as of December 31, 2005, and as a result of the identification of additional material weaknesses in our internal controls during the three months ended December 31, 2005, we performed additional analysis and post-closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

(b)	Changes in Internal Control over Financial Reporting

As reported in Item 9A of our Form 10-K for fiscal year 2005, we determined that the following material weaknesses in internal control over financial reporting existed as of June 30, 2005:

1) We had identified certain computational errors in our annual income tax provision and related income tax receivable and payable and deferred tax assets and deferred tax liabilities for fiscal year 2005. These errors resulted from a deficiency in the operation of controls requiring the reconciliation of the components of our income tax provision to appropriate supporting documentation; and

2) We had identified certain transactions recorded as revenue by one of our Canadian subsidiaries in the period ended June 30, 2005 that did not meet the criteria for revenue recognition in such period. These errors resulted from a deficiency in the operation of controls requiring the supervisory review of year-end revenue transactions related to ensure proper cutoff at year end. The errors associated with these transactions totaled approximately $1.4 million in product sales revenue.

During the six months ended December 31, 2005, we took the actions described immediately below to address the previously identified material weaknesses. Given that our remediation efforts continue, these actions also serve as additional procedures and analyses to ensure that our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Income Taxes:

•	We formalized tax account reconciliation and review procedures and improved documentation standards. These procedures include obtaining and reviewing on a quarterly basis, additional tax account analysis from each operating subsidiary;

•	We added an additional tax accounting staff member. This additional employee participates in the preparation of tax account analysis permitting our Tax Director to be the primary reviewer of most documentation, which in turn allows for an overriding level of review by our Chief Financial Officer;

•	We engaged the services of an outside consulting firm to assist in the preparation of our quarterly and annual income tax calculations, including assistance at selected international subsidiaries; and

•	We determined that the software that we installed for purposes of calculating the fiscal year end tax provision was not reliable. We have and will continue to calculate the tax provision using manual controls until such time that replacement software can be fully evaluated, implemented and tested. We expect to have identified, implemented and tested a software replacement package by June 30, 2006.

Revenue Recognition:

•	We refined pre-existing controls including specific examination of customer purchase orders and delivery documents related to shipments near period end and performed management level reviews of revenue cutoff procedures including an inspection of selected delivery documents; and

•	We supplemented training regarding our pre-existing revenue recognition policies and revenue cutoff control procedures at the Canadian subsidiary and selected other international subsidiaries. In addition, we reinforced the use of a checklist control document designed to address period end cutoff procedures including revenue recognition cutoff procedures.

Through these actions we have begun our remediation efforts and we believe that these actions have strengthened our internal control over financial reporting. Although initiated, our testing of the operating effectiveness of the controls associated with these remediation efforts is not complete. Accordingly, we cannot assert that the material weaknesses identified above have been remediated. Additionally, during the three months ended December 31, 2005, we identified additional internal control deficiencies which we have determined represent material weaknesses as follows:

1) Income Taxes – During the calculation of our tax provision, we did not correctly apply FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods,” which resulted in a material error in the tax provision for the three and six month periods ending December 31, 2005. Additionally, we did not correctly apply FASB Statement No. 109, “Accounting for Income Taxes,” with respect to the three month period ending December 31, 2005. Specifically, we did not provide for deferred tax liabilities in connection with the sale of newly issued subsidiary stock.

2) Financial Reporting and Disclosure – Subsequent to the issuance of our unaudited consolidated financial statements for the six months ended December 31, 2004, we determined that our consolidated statement of cash flows for the six months ended December 31, 2004 incorrectly reflected cash lease incentives as a financing activity. The cash lease incentives should have been classified as an operating activity. We corrected this presentation in the financial statements filed on Form 10-K for the year ended June 30, 2005. Our proposed statement of cash flows for the six months ended December 31, 2005, included a comparative statement of cash flows for the six months ended December 31, 2004. In that proposed statement of cash flows for the comparable prior-year period we failed to make a correction to the classification of the cash lease incentives. This presentation was corrected prior to finalization of this Form 10-Q. As presented in this Form 10-Q, the comparative statement of cash flows for the six months ended December 31, 2004 properly classifies the cash lease incentives as operating activity. Additionally, our financial reporting and disclosure controls failed to detect that we had incorrectly classified $6.0 million of deferred rent, including the liability recorded in conjunction with the cash lease incentive detailed above, and a portion of deferred revenues as current liabilities in the proposed December 31, 2005 consolidated balance sheet. This presentation was corrected prior to the finalization of this Form 10-Q. As presented in this Form 10-Q, deferred rent and a portion of deferred revenues are presented as non-current liabilities.

Our Chief Executive Officer and Chief Financial Officer have determined that the two weaknesses identified above as of December 31, 2005, occurred in part because we do not have adequate personnel with adequate technical training concerning relevant accounting principles and associated financial reporting implications in place to effectively assess and disclose the proper accounting and reporting principles of significant transactions concerning lease accounting and accounting for income taxes.

To address the material weaknesses identified above, as of December 31, 2005 our management intends to take the following steps:

•	Hire additional qualified and experienced personnel into the financial close and reporting process;

•	Provide additional training and supervision of existing personnel in the financial close and reporting process;

•	Refine our review processes over significant and unusual transactions for proper accounting treatment; including providing an additional layer of management review;

•	Invest in a software upgrade that will provide improved accuracy and timeliness of our financial consolidation and tax provision preparation processes; and

•	Supplement the services of an outside accounting firm we engaged to assist with the preparation of our tax provision, in order to provide stronger technical tax accounting support.

While we have made certain progress with respect to remediating the material weaknesses described above, it will take some time to put in place the rigorous disclosure controls and procedures desired by our management and our Board of Directors. We cannot at this time estimate how long it will take to complete the steps identified above. Our management will continue to evaluate the effectiveness of the control environment and will continue to refine existing controls.

Other than the changes discussed above, there have been no changes in our internal control over financial reporting that occurred since the beginning of the second quarter of fiscal year 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our management has discussed these issues and remediation efforts in detail with our Audit Committee.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

On October 17, 2005, Security Detection Systems, Inc. filed a complaint in the U.S. District Court for the Western District of Texas, El Paso Division, alleging that certain “Metorex” brand people screening systems sold by our security and inspection systems group infringe a specified patent held by Security Detection Systems, Inc. In November 2005, we filed a motion to remove this action to the U.S. District Court for the Central District of California.

We are involved in various other claims and legal proceedings which have been previously disclosed in our quarterly and annual reports in accordance with Item 103 of Regulation S-K. The results of such legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission and those set forth below, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Our operations are subject to certain risks and uncertainties associated with the listing in the United Kingdom of common stock of Spacelabs Healthcare.

In September 2005, we announced our intention to pursue a listing in the U.K. of common stock in Spacelabs Healthcare, a newly formed subsidiary composed of the business operations of our medical monitoring and anesthesia systems businesses, and the initial public offering of a minority interest. On October 25, 2005, Spacelabs Healthcare completed the placing of 13.5 million previously unissued shares of its common stock, representing approximately 20 percent of its total issued and outstanding shares. The newly issued shares began trading on the AIM, a market administered by the London Stock Exchange on October 31, 2005 under the ticker symbol “SLAB.” The value of these shares, and consequently the value of the shares in Spacelabs Healthcare that we retained following the placing, is subject to stock price fluctuations as well as fluctuations in the British pound, the currency in which the shares trade. A downturn in the performance of equity markets in the U.K. generally, or on the AIM specifically, could depress the value of the Spacelabs Healthcare shares that we own.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting on November 11, 2005. At the meeting, shareholders voted upon the following actions:

1.	Election of Directors.

Name	For	Withheld
Deepak Chopra	13,927,666	255,213

Ajay Mehra	13,912,330	270,549

Steven C. Good	13,744,771	438,108

Meyer Luskin	13,757,229	425,650

Chand R. Viswanathan	14,079,131	103,748

The five nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors and will serve as directors until our next annual meeting and until their successor is elected and qualified.

2.	Ratification of Deloitte & Touche LLP as independent auditors for the year ending June 30, 2006.

For	14,142,988
Against	24,946
Abstain	14,949

The appointment was ratified.

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 16th day of February 2006.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Anuj Wadhawan
Anuj Wadhawan
Chief Financial Officer