Form 10-Q
period 2006-03-31
OSI SYSTEMS INC
filed 2006-05-18
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 15, 2006, there were 16,589,268 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	March 31, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$13,097	$14,623
Marketable securities, available for sale	111	816
Accounts receivable, net of allowance for doubtful accounts of $2,901 at March 31, 2006 and $4,682 at June 30, 2005	101,084	89,227
Other receivables	8,952	5,345
Inventories	116,619	107,441
Income taxes receivable	5,687	5,519
Deferred income taxes	12,660	10,537
Prepaid expenses and other current assets	5,041	4,165

Total current assets	263,251	237,673
Property and equipment, net	37,169	30,974
Goodwill	28,605	28,697
Intangible assets, net	44,660	47,287
Investments	2,250	1,366
Deferred income taxes	285	109
Other assets	1,174	1,014

Total assets	$377,394	$347,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$3,886	$15,752
Current portion of long-term debt	788	247
Current portion of capital lease obligation	252	252
Accounts payable	44,864	41,123
Deferred income taxes	2,199	2,191
Accrued payroll and related expenses	13,670	13,381
Advances from customers	9,537	2,565
Accrued warranties	6,906	6,641
Deferred revenue	6,381	6,016
Other accrued expenses and current liabilities	14,481	19,130

Total current liabilities	102,964	107,298
Long-term debt	5,329	4,597
Long-term capital lease obligation	85	255
Deferred rent	5,475	5,468
Accrued pension	2,465	1,819
Deferred income taxes	8,971	3,547
Other long-term liabilities	933	509

Total liabilities	126,222	123,493
Minority interest	8,748	—
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; authorized, 10,000,000 shares; none issued and outstanding at March 31, 2006 and June 30, 2005, respectively	—	—
Common stock, no par value; authorized, 100,000,000 shares; issued and outstanding 16,501,644 and 16,193,239 shares at March 31,2006 and June 30, 2005, respectively	190,668	169,406
Retained earnings	49,474	52,566
Accumulated other comprehensive income	2,282	1,655

Total shareholders’ equity	242,424	223,627

Total	$377,394	$347,120

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Revenues	$108,092	$94,153	$327,100	$284,328
Cost of goods sold	65,019	60,975	201,932	180,908

Gross profit	43,073	33,178	125,168	103,420
Operating expenses:
Selling, general and administrative	33,805	30,165	100,738	80,551
Research and development	8,851	7,306	26,281	21,042
Restructuring charges	—	—	800	—
Management retention bonus	51	288	624	1,386

Total operating expenses	42,707	37,759	128,443	102,979

Income (loss) from operations	366	(4,581)	(3,275)	441
Other income (expense):
Interest income	91	27	180	217
Interest expense	(236)	(153)	(1,186)	(306)
Impairment of equity investment	—	(182)	—	(182)
Gain on sale of marketable securities	—	—	349	—

Income (loss) before provision for income taxes and minority interest	221	(4,889)	(3,932)	170
Benefit for income taxes	820	1,961	1,816	602

Income (loss) before minority interest	1,041	(2,928)	(2,116)	772
Minority interest	(30)	—	(976)	68

Net income (loss)	$1,011	$(2,928)	$(3,092)	$840

Earnings (loss) per share:
Basic	$0.06	$(0.18)	$(0.19)	$0.05

Diluted	$0.06	$(0.18)	$(0.20)	$0.05

Shares used in per share calculation:
Basic	16,437,974	16,276,323	16,326,128	16,215,620

Diluted	16,765,508	16,276,323	16,326,128	16,589,734

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended March 31,
	2006	2005
		(restated)
Cash flows from operating activities:
Net income (loss)	$(3,092)	$840
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	9,985	6,395
Stock-based compensation expense	4,083	—
Impairment of equity investment	—	182
Minority interest in net income (loss) of subsidiary	976	(68)
Equity in earnings (losses) of unconsolidated affiliates	(288)	(189)
Deferred income taxes	(2,124)	(174)
Gain on sale of marketable securities	(349)	—
Loss on sale of property and equipment	62	—
Restructuring charges	447	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,001)	(4,471)
Other receivables	(3,681)	2,304
Inventories	(10,417)	(9,636)
Income taxes receivable	(90)	(3,183)
Prepaid expenses	(946)	138
Accounts payable	2,174	7,088
Accrued payroll and related expenses	257	(536)
Advances from customers	7,068	(7,484)
Accrued warranties	279	(901)
Deferred rent	(54)	2,037
Deferred revenue	650	—
Other accrued expenses and current liabilities	(4,351)	(3,934)

Net cash used in operating activities	(11,412)	(11,592)

Cash flows from investing activities:
Proceeds from sale of marketable securities	921	—
Purchases of investments and marketable securities	(599)	—
Acquisition of property and equipment	(10,672)	(14,133)
Acquisitions of businesses, net of cash acquired	(311)	(11,021)
Increase in intangible assets	(222)	(2,008)
Other	(88)	11

Net cash used in investing activities	(10,971)	(27,151)

Cash flows from financing activities:
(Payments) proceeds from bank lines of credit	(11,866)	6,737
Proceeds from long-term debt	1,700	5,069
Payments on long-term debt	(266)	(1,805)
Payments on capital lease obligation	(229)	(214)
Proceeds from exercise of stock options, warrants, and employee stock purchase plan	3,786	1,802
Proceeds from issuance of subsidiary stock	26,270	—
Repurchase of common stock	—	(1,583)

Net cash provided by financing activities	19,395	10,006

Effect of exchange rate changes on cash and cash equivalents	1,462	1,513

Net decrease in cash and cash equivalents	(1,526)	(27,224)
Cash and cash equivalents, beginning of period	14,623	39,879

Cash and cash equivalents, end of period	$13,097	$12,655

Supplemental disclosures of cash flow information:
Interest paid	$1,155	$293
Income taxes paid	$2,370	$4,022
Non-cash investing and financing activities:
Property and equipment purchased through capital lease	$—	$729
Capital expenditures in accounts payable	$503	$575

See accompanying notes to consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Description of Business

OSI Systems, Inc. and its subsidiaries is a vertically integrated, worldwide provider of security and inspection systems, medical monitoring and anesthesia systems, and optoelectronic devices and value-added subsystems. Our company was incorporated in 1987 and is headquartered in Hawthorne, California.

We design, manufacture and market security and inspection systems worldwide to end users under the “Rapiscan Systems” trade name. The products of Rapiscan Systems are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband and to screen people. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems’ products fall into four product lines: baggage and parcel inspection, cargo and vehicle inspection, hold baggage screening and people screening.

Our medical monitoring and anesthesia systems businesses design, manufacture and market products worldwide to end users under several brand names. Our medical monitoring systems, network and connectivity solutions, ambulatory blood pressure monitors and related services are sold under the “Spacelabs Medical” brand name. Our anesthesia systems and components are sold primarily under the “Blease” brand name. Our arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools are sold primarily under the “Dolphin” brand name and our peripheral bone densitometers and ultrasound bone densitometer are sold under the “Osteometer” brand name.

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

Basis of Presentation

The consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared by us, without audit, pursuant to Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission on September 29, 2005. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. We determined that approximately $6.0 million of deferred rent-related liabilities and a portion of deferred revenues were incorrectly classified as current liabilities in our consolidated balance sheet as of June 30, 2005. Although we do not believe that these classification errors were material, we have corrected the classification of these items in our consolidated balance sheet as of March 31, 2006 and have restated the accompanying consolidated balance sheet as of June 30, 2005 for comparative purposes.

Stock-Based Compensation

On July 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires that we measure and recognize compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under employee stock purchase plans, based on estimated fair values.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our current fiscal year. Prior to July 1, 2005, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Our consolidated financial statements as of and for the three and nine months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, we have not restated our consolidated financial statements for prior periods to reflect, and they do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations and chose to adopt the disclosure-only provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS 148”). Under this approach, we disclosed the cost of stock option grants and discounts offered under our employee stock purchase plan, based on the vesting provisions of the individual grants, but did not charge it to expense.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal year 2006, we accounted for forfeitures as they occurred.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). In February 2006, the FASB issued Staff Position (“FSP”) FAS123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. We have evaluated the impact of this FSP and do not expect it to have a material impact on our financial statements.

Recent Accounting Pronouncements

In December 2004, the FASB issued the following Staff Positions: FSP SFAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“SFAS 109-1”) and FSP SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004” (“SFAS 109-2”), which were both effective upon issuance. FSP SFAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FSP SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FSP SFAS 109-2 grants additional time to evaluate such act’s impact on a company’s plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109.

The adoption of SFAS 109-1 had no effect on our consolidated financial statements. We are currently evaluating the effect of SFAS 109-2 on our consolidated financial statements and we expect that we will complete our evaluation by June 30, 2006.

2. Business Acquisition

Spacelabs Medical - In March 2004, we completed the acquisition of Spacelabs Medical from Instrumentarium Corporation, now a subsidiary of General Electric Company. The acquisition price was approximately $47.9 million in cash (net of cash acquired), including acquisition costs. The final purchase price is subject to certain working capital adjustments. In June 2004, we notified General Electric Company of a working capital and retention bonus adjustment resulting in what we believe to be a downward adjustment of the purchase price in the amount of $25.9 million. In September 2004, General Electric Company responded that it believes the amount of the downward adjustment to be approximately $7.8 million. As of March 31, 2006, no amounts have been recorded in our financial statements in relation to the expected reduction in the purchase price. In June 2005, we filed suit in Delaware seeking specific performance of our agreement with respect to an independent determination of the amount of the purchase price adjustment. The action is currently pending. As a result of the prospective price adjustment, the final purchase price and the purchase price allocation may differ significantly from the preliminary estimates of these amounts.

In connection with the acquisition of Spacelabs Medical, we acquired 19.95% of the issued and outstanding shares of Tempus Software, Inc., a privately-held company. In June 2004, QuadraMed Corp., a public company, purchased all of the issued and outstanding shares of Tempus Software, Inc. In exchange for our Tempus Software, Inc. shares, we received $902,000 in cash as well as restricted shares in QuadraMed Corp. We also received an additional $115,000 in cash and approximately 51,000 additional unregistered shares in QuadraMed Corp., both of which were placed into escrow pending the resolution of certain purchase price adjustments. In December 2005, the cash and shares held in such escrow were released to us, resulting in the recognition of an additional gain of $189,000 for the nine months ended March 31, 2006.

Spacelabs Healthcare Public Offering

In October 2005, Spacelabs Healthcare, a recently formed subsidiary comprising the business operations of our medical monitoring and anesthesia systems businesses completed an initial public offering (“IPO”) of approximately 13.5 million previously unissued shares of its common stock, representing approximately 20% of its total issued and outstanding shares. The newly issued shares began trading on the Alternative Investment Market (AIM), a market administered by the London Stock Exchange, on October 31, 2005 under the ticker symbol “SLAB.”

As a result of the IPO, we recorded a minority interest in Spacelabs Healthcare of $7.6 million. We treated the IPO as a capital transaction. The IPO resulted in $26.3 million in proceeds, net of expenses. We have reported the associated gain of $13.4 million, net of tax, as an adjustment to our shareholders’ equity on the accompanying consolidated balance sheet.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	March 31, 2006	June 30, 2005
Accounts receivable
Trade receivables, net	$98,156	$86,744
Receivables related to long term contracts - unbilled costs and accrued profit on progress completed	2,928	2,483

Total	$101,084	$89,227

Inventories
Raw materials	$59,666	$56,584
Work-in-process	29,102	22,132
Finished goods	27,851	28,725

Total	$116,619	$107,441

Property and equipment, net
Land	$5,636	$5,564
Buildings	6,656	6,322
Leasehold improvements	6,764	6,513
Equipment	27,912	23,058
Tooling	4,103	2,911
Furniture and fixtures	3,632	3,328
Computers/ERP system	16,960	14,100
Demo equipment	3,204	832
Vehicles	334	262

	75,201	62,890
Less: accumulated depreciation and amortization	(38,032)	(31,916)

Total	$37,169	$30,974

We expect to bill and collect the receivables for unbilled costs and accrued profits at March 31, 2006 during the next twelve months.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine month period ended March 31, 2006 are as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated
Balance as of June 30, 2005	$16,492	$5,861	$6,344	$28,697
Foreign currency translation adjustments	29	(121)	—	(92)

Balance as of March 31, 2006	$16,521	$5,740	$6,344	$28,605

Intangible assets which have indefinite lives, and therefore are not subject to amortization, consisted of trademarks with a gross carrying value of $7.0 million and $7.1 million at March 31, 2006 and June 30, 2005, respectively.

Intangible assets subject to amortization consisted of the following (in thousands):

	Weighted Average Lives	March 31, 2006			June 30, 2005
		Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Software development costs	3-4 years	3,268	1,285	1,983	3,635	1,382	2,253
Patents	10 years	418	204	214	439	193	246
Core technology	25 years	9,142	1,024	8,118	9,213	681	8,532
Developed technology	17 years	27,486	4,150	23,336	27,816	3,159	24,657
Customer relationships / backlog	8 years	5,418	1,458	3,960	5,439	923	4,516

		$45,732	$8,121	$37,611	$46,542	$6,338	$40,204

Amortization expense related to intangibles assets was $0.9 million and $2.7 million for the three and nine months ended March 31, 2006, respectively.

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years end thereafter as of March 31, 2006 is as follows (in thousands):

Fiscal Year	Amortization expense
2006 (remaining 3 months)	$869
2007	3,383
2008	3,219
2009	3,003
2010	2,922
2011	2,650
2012 and thereafter	21,565

Total	$37,611

5. Borrowings

In May 2005, we entered into a second amended and restated credit agreement with Bank of the West. The agreement provides for a $50 million senior revolving line of credit, including a letter-of-credit, foreign exchange facility and an acquisition credit facility, each of which are secured by substantially all of the assets of our U.S. subsidiaries and our stock ownership in two significant foreign subsidiaries. In October 2005, we entered into a first amendment to the second amended and restated credit agreement. As amended, the agreement includes an asset–based credit facility of up to $50 million with revised financial covenants. Some of the covenants include maintaining a specified tangible net worth, ratio of total liabilities to effective tangible net worth, positive net income, and capital expenditure limitations, among others. As of March 31, 2006, our borrowing capacity as calculated under the credit agreement was $38 million of which $3.8 million was outstanding under the revolving line of credit and $11.2 million was issued and outstanding under the letter of credit facility. Borrowings consisted of the following (in thousands):

	March 31, 2006	June 30, 2005
Twenty-year term loan payable in quarterly installments of £35 (approximately $59 at March 31, 2006) until paid in full on December 1, 2024. Interest is due quarterly at a rate of three-month LIBOR plus 1.2% (5.84% at March 31, 2006)	$4,501	$4,817
Four-year term loan payable in monthly installment of $34 until paid in full at October 23, 2009. Interest is due monthly at the fixed rate of 7.85%	1,297	—
Fifteen-year term loan payable, 0% interest, in monthly installments of $0.8 until paid in full at July 27, 2020.	144	—
One-year demand loan (principle and interest) due on July 27, 2006. The interest rate is at Prime Rate (8.0% at March 31, 2006)	175	—
Other	—	27

Total	6,117	4,844
Less current portion of long-term debt	788	247

Long-term portion of debt	$5,329	$4,597

6. Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Net income (loss)	$1,011	$(2,928)	$(3,092)	$840
Effect of dilutive interest in subsidiary stock	(33)	—	(198)	—

Income (loss) available to common shareholders	$978	$(2,928)	$(3,290)	$840

Weighted average shares outstanding - basic	16,438	16,276	16,326	16,216
Dilutive effect of stock options and warrants	328	—	—	374

Weighted average shares outstanding - diluted	16,766	16,276	16,326	16,590

Basic earnings (loss) per share	$0.06	$(0.18)	$(0.19)	$0.05

Diluted earnings (loss) per share	$0.06	$(0.18)	$(0.20)	$0.05

7. Comprehensive Income

Comprehensive income (loss) is computed as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Net income (loss)	$1,011	$(2,928)	$(3,092)	$840
Foreign currency translation adjustments	1,693	(1,102)	708	1,557
Unrealized gain on marketable securities available for sale	27	—	27	—
Less: reclassification adjustment to net income, net of tax		—	(108)	—

Comprehensive income (loss)	$2,731	$(4,030)	$(2,465)	$2,397

8. Stock-based Compensation

As of March 31, 2006, we maintained the following four significant stock option plans: (a) the 1997 Stock Option Plan, (b) the 2004 Spacelabs Medical Stock Option Plan, (c) the 2005 Equity Participation Plan (the “2005 Spacelabs Healthcare Plan”) and (d) the 2006 Equity Participation Plan (the “2006 Rapiscan Systems Plan”).

Stock-based-compensation expense recorded in accordance with SFAS 123(R) for the three and nine months ended March 31, 2006 totaled approximately $1.1 million and $3.0 million, respectively, net of tax. The income tax benefit related to such compensation for the three and nine months ended March 31, 2006 was approximately $0.4 million and $1.1 million, respectively. Stock-based compensation expense has been recorded in the consolidated statement of operations for the three and nine months ended March 31, 2006 as follows (in thousands):

	Three months ended March 31, 2006	Nine months ended March 31, 2006
Cost of goods sold	$221	$330
Selling, general and administrative	1,155	3,373
Research and development	165	380

	$1,541	$4,083

As of March 31, 2006, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted amounted to: $4.1 million under our 1997 Stock Option Plan, $1.9 million under our 2005 Spacelabs Healthcare Plan and $1.2 million under our 2006 Rapiscan Systems Plan. We expect to recognize these costs over a weighted-average period of 1.5 years with respect to the 1997 Stock Option Plan, 1.8 years with respect to the 2005 Spacelabs Healthcare Plan and 2.9 years with respect to the 2006 Rapiscan Systems Plan.

Cash received from option exercises under all share-based payment arrangements amounted to $1.6 million and $2.5 million for the three and nine months ended March 31, 2006 and $1.0 million and $1.8 million for the three and nine months ended March 31, 2005, respectively. The benefit realized in connection with tax deductions associated with option exercises under all share-based payment arrangements totaled $0.1 million and $0.5 million for the three and nine months ended March 31, 2006 and $0.3 million and $1.0 million for the three and nine months ended March 31, 2005, respectively.

Employee Stock Purchase Plan

We maintain and administer an employee stock purchase plan under which we have reserved for issuance 500,000 shares of our common stock. Eligible employees may purchase a limited number of shares of our common stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. The compensation expense associated with the this plan, included in the consolidated statement of operations for the nine month period ended March 31, 2006, was not material.

Stock Option Plans

1997 Stock Option Plan – We established the 1997 Stock Option Plan in May 1997 under which we authorized the grant of up to 850,000 shares of our common stock in the form of incentive and nonqualified options. We increased the number of shares authorized under the 1997 Stock Option Plan to 3,350,000 in November 2004. Under the 1997 Stock Option Plan, we may grant to our directors and employees, including those of our subsidiaries, incentive and nonqualified options to purchase shares of our common stock. Under the plan, the exercise price of nonqualified options may not be less than 85% of the fair market value of our common stock on the date of grant. The exercise price of incentive stock options may not be less than the fair market value of our common stock at the date of grant. The exercise price of incentive stock options granted to individuals who own more than 10% of our voting stock may not be less than 110% of the fair market value of our common stock on the date of grant. Stock options granted under this plan may not be exercised more than ten years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of our capital stock).

Under the 1997 Stock Option Plan, the fair value of each option award is estimated on the date of grant using a Black-Scholes options pricing model that uses assumptions detailed in the table below. We base expected volatilities on a blend of historical volatilities of our common stock and implied volatilities of our publicly traded options, as more fully explained below. The expected life represents the weighted-average period of time that options granted are expected to be outstanding, giving consideration to vesting periods and historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option.

SAB 107 provides the views of the Securities and Exchange Commission regarding valuation of share-based payments pursuant to SFAS 123(R). With respect to volatility, SAB 107 clarifies that no single method of estimating volatility is proper under all circumstances and that to the extent a company can derive implied volatility based on the trading of its financial instruments on a public market, it may be appropriate to use both implied and historical volatility in its assumptions. We have certain financial instruments that are publicly traded from which we can derive the implied volatility. Therefore, beginning in July 2005, we used implied and historical volatility for valuing our stock options, whereas we had previously used historical volatility exclusively as the measure. We believe that implied and historical volatility is a better indicator of expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.

We determined the fair value of options issued during the three and nine months ended March 31, 2006 and 2005 as of the date of the grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	4.4%	3.9%	4.5%	3.4%
Expected volatility	39.4%	58.3%	43.0%	58.3%
Expected life (in years)	3.7	3.7	3.7	3.7

The following summarizes stock option activity for the nine months ended March 31, 2006:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2005	1,775,148	$16.41
Granted	277,500	18.64
Exercised	(149,308)	10.17
Expired or canceled	(69,154)	15.65
Converted out of Plan	(30,529)	20.25

Outstanding at March 31, 2006	1,803,657	$17.15	2.53	$7,172

Exercisable at March 31, 2006	1,000,192	$15.74	1.57	$5,390

The per-share weighted-average grant-date fair value of stock options granted under the 1997 Stock Option Plan was $6.90 and $7.02 for three and nine months ended March 31, 2006, respectively and $8.01 and $9.05 for three and nine months ended March 31, 2005. The total intrinsic value of options exercised during the three and nine months ended March 31, 2006 was $0.8 million and $1.4 million, respectively and $0.6 million and $1.8 million for the three and nine months ended March 31, 2005.

In fiscal year 2006, we converted 30,529 options under the 1997 Stock Option Plan into 1,065,680 options under the 2004 Spacelab Medical Plan. As a result of the conversion, we recognized additional compensation expense of $0.3 million for the three months ended March 31, 2006.

Additional information relating to the 1997 Stock Option Plan at March 31, 2006 and June 30, 2005 is as follows:

	March 31, 2005	June 30, 2005
Options exercisable	1,000,192	862,096
Options available for grant	612,984	790,801
Total shares reserved for stock option plan	3,350,000	3,350,000

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

We estimate the fair value of each stock option award on the date of grant, using a Black-Scholes option pricing model that uses assumptions detailed in the table below. We based expected volatilities on the historical volatilities of the publicly traded common stock of a select peer group of companies that are similar to Spacelabs Medical. We have determined the 2006 expected term assumption under the “Simplified Method” as defined in SAB 107, as we lack historical data and are unable to make reasonable expectations regarding future exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

We have determined the fair value of options issued during the three and nine months ended March 31, 2006 and 2005 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Expected dividend	n/a	0%	0%	0%
Risk-free interest rate	n/a	3.3%	3.3%	3.1%
Expected volatility	n/a	51.0%	51.0%	51.4%
Expected life (in years)	n/a	3.6	3.6	3.6

The following summarizes stock option activity for the nine months ended March 31, 2006:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2005	7,923,500	$0.70
Granted	739,000	1.10
Converted in to Plan	1,065,680	0.58
Exercised	—	—
Expired or cancel	(242,559)	0.72

Converted out of Plan	(9,485,621)	0.72

Outstanding at March 31, 2006	—	—	—	—

Exercisable at March 31, 2006	—	—	—	—

The per-share weighted-average grant-date fair value of stock options issued under the 2004 Spacelabs Medical Stock Option Plan was $0.45 for the nine months ended March 31, 2006. There were no grants during the three months ended March 31, 2006. The per-share weighted-average grant-date fair value of stock options granted under the 2004 Spacelabs Medical Stock Option Plan was $0.37 for the three and nine months ended March 31, 2005. No option-holders under the 2004 Spacelabs Medical Stock Option Plan exercised their options during the three and nine months ended March 31, 2006.

In fiscal year 2006, 30,529 options were converted from the 1997 Stock Option Plan into 1,065,680 options of the 2004 Spacelab Medical Stock Option Plan. As a result of the conversion, we recognized additional compensation expense of $0.3 million for the three months ended March 31, 2006.

On March 6, 2006, all 9,485,621 outstanding options under the 2004 Spacelabs Medical Stock Option Plan were converted into options under the 2005 Spacelabs Healthcare Plan. As a result of this conversion, no additional compensation expense was required to be recognized for the three months ended March 31, 2006. We do not expect to make any future grants under the 2004 Spacelabs Medical Stock Option Plan.

2005 Spacelabs Healthcare Plan - We established the 2005 Spacelabs Healthcare Plan in October 2005 under which we authorized the grant of up to 10,000,000 shares of Spacelabs Healthcare common stock. Under the 2005 Spacelabs Healthcare Plan, we may grant to our employees, including those of our subsidiaries, consultants and to the non-employee directors of Spacelabs Healthcare, incentive or nonqualified options to purchase shares of Spacelabs Healthcare common stock. Stock options granted under this plan may not be exercised more than ten years after the date of grant.

We estimate the fair value of each option award on the date of grant using a Black-Scholes option pricing model that uses assumptions detailed in the table below. We based expected volatilities on the historical volatilities of the publicly traded common stock of a select peer group of companies that are similar to Spacelabs Healthcare. We have determined the 2006 expected term assumption under the “Simplified Method” as defined in SAB 107, as we lack historical data and are unable to make reasonable expectations regarding future exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

We determined the fair value of the options issued during the three and nine months ended March 31, 2006 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended March 31, 2006	Nine months ended March 31, 2006
Expected dividend	0%	0%
Risk-free interest rate	4.6%	4.5%
Expected volatility	40.3%	46.3%
Expected life (in years)	3.6	3.6

The following table summarizes the 2005 Spacelabs Healthcare Plan’s stock option activities for the nine months ended March 31, 2006:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2005
Granted	290,000	$2.22
Converted into Plan	5,215,452	1.29
Exercised	—	—
Expired or cancel	(15,518)	1.30

Outstanding at March 31, 2006	5,489,934	$1.34	3.51	$5,815

Exercisable at March 31, 2006	981,989	$1.12	3.26	1,271

The per-share weighted-average grant-date fair value of stock options granted under the 2005 Spacelabs Healthcare Plan was $0.88 and $1.04 for the three and nine months ended March 31, 2006, respectively. There were no option exercises under the 2005 Spacelabs Healthcare Plan during the three and nine months ended March 31, 2006.

Additional information relating to the 2005 Spacelabs Healthcare Plan’s stock options at March 31, 2006 as follows:

March 31, 2006
Options exercisable	981,989
Options available for grant	4,510,066
Total shares reserved for stock option plan	10,000,000

2006 Rapiscan Systems Plan - We established the 2006 Rapiscan Systems Plan in January 2006 under which we authorized the grant of up to 10,000,000 shares of Rapiscan Systems Holdings common stock. Under the 2006 Rapiscan Systems Plan, we may grant to our employees, including those of our subsidiaries, consultants and to the non-employee directors of Rapiscan Systems Holdings, incentive or nonqualified options to purchase shares of the Rapiscan Systems Holdings common stock. Stock options granted under this plan may not be exercised more than ten years after the date of grant.

We estimate the fair value of each option award on the date of grant using a Black-Scholes option pricing model that uses assumptions detailed in the table below. We based expected volatilities on the historical volatilities of the publicly traded common stock of a select peer group of companies that are similar to Rapiscan Systems Holdings. We have determined the 2006 expected term assumption under the “Simplified Method” as defined in SAB 107, as we lack historical data and are unable to make reasonable expectations regarding future exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

We determined the fair value of the options issued during the three and nine months ended March 31, 2006 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended March 31, 2006	Nine months ended March 31, 2006
Expected dividend	0%	0%
Risk-free interest rate	4.6%	4.6%
Expected volatility	43.4%	43.4%
Expected life (in years)	3.6	3.6

The following table summarizes the 2006 Rapiscan Systems Plan’s stock option activities for the nine months ended March 31, 2006:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2005	—
Granted	3,823,000	$1.40
Exercised	—	—
Expired or cancel	—	—

Outstanding at March 31, 2006	3,823,000	$1.40	4.86	$0

Exercisable at March 31, 2006	—	—	—	$0

The per-share weighted-average grant-date fair value of stock options granted under the 2006 Rapiscan Systems Plan was $0.39 for the three months ended March 31, 2006. We made no grants under this plan during prior periods. There were no options exercises under the 2006 Rapiscan Systems Plan during the three months ended March 31, 2006.

Additional information relating to the 2006 Rapiscan Systems Plan’s stock options at March 31, 2006 as follows:

March 31, 2006
Options exercisable	—
Options available for grant	6,177,000
Total reserved common stock shares for stock option plan	10,000,000

Restatement of 2005 pro forma SFAS 123 disclosure

During fiscal year 2005, we determined that total stock-based employee compensation expense for pro forma presentation determined under the fair-value-based method, net of related tax effects, and the per-share weighted-average fair value of stock options granted had been calculated incorrectly. As a result, the amounts presented below for the three and nine months ended March 31, 2005 have been restated from the amounts previously reported. For the three month ended March 31, 2005, pro forma net income increased by $0.3 million, pro forma basic and diluted earnings per share increased by $0.02. For the nine months ended March 31, 2005, pro forma net loss increased by $0.2 million, pro forma basic earnings per share decrease by $0.01 and pro forma diluted earnings per share did not change from the amount previously reported. This restatement did not impact our consolidated financial position, results of operations or cash flows for any of the periods presented.

If the fair-value-based method had been applied in measuring stock-based compensation expense under SFAS 123, as amended by SFAS 148, the pro forma effect on net income and earnings per share would have been as follows (in thousands, except per share amounts):

	Three months ended March 31, 2005	Nine months ended March 31, 2005
	(Restated)	(Restated)
Net income (loss), as reported	($2,928)	$840
Add: Stock-based employee compensation expense included in reported net income-net of related tax effects	—	—
Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards-net of related tax effects	(1,011)	(3,260)

Pro forma net loss	($3,939)	($2,420)

Earnings (loss) per share:
Basic - as reported	($0.18)	$0.05
Basic - pro forma	($0.24)	($0.15)
Diluted - as reported	($0.18)	$0.05
Diluted - pro forma	($0.24)	($0.15)

9. Retirement Benefit Plans

We operate a defined benefit plan for certain employees located in the United Kingdom. The benefits under this plan are based on years of service and each employee’s highest twelve months’ compensation during the last five years of employment. The components of net periodic pension expense are as follows (in thousands):

	Three months ended, March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Service cost	$9	$16	$32	$48
Interest cost	41	50	133	145
Expectated return on plan assets	(29)	(27)	(91)	(80)
Amortization of net loss	26	29	89	87

Net periodic pension expense	$47	$68	$163	$200

For the three months and nine months ended March 31, 2006, we made contributions of $71,000 and $12,000, respectively to this pension plan. We presently anticipate contributing approximately $58,000 to fund this pension plan during the three-month period ended June 30, 2006, for a fiscal year total of approximately $220,000.

10. Income Taxes

The projected effective tax rate for fiscal year 2006 increased during the three months ended March 31, 2006 due to an anticipated change in the mix of forecasted income between U.S. and foreign locations. As a result of this increase, the benefit for income taxes during the three months ended March 31, 2006 includes the effect of the increased projected fiscal year 2006 effective tax rate.

In October 2004, the American Jobs Creation Act of 2004 became effective. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain types of dividends issued by controlled foreign corporations. We are currently assessing the impact of repatriating certain funds in the fourth quarter of fiscal year 2006.

11. Commitments and Contingencies

Litigation

In November 2002, L-3 Communications Corporation brought suit against us for a declaratory judgment that L-3 Communications Corporation had not breached its obligations to us concerning the acquisition of PerkinElmer’s, Security Detection Systems Business. In February 2003, we answered and asserted counterclaims against L-3 for, among other things, fraud, breach of fiduciary duty, breach of contract and failure to negotiate in good faith. In March 2003, L-3 Communications Corporation amended its complaint and asserted claims against us for breach of contract, failure to negotiate in good faith, and tortious interference. In its amended complaint, L-3 Communications Corporation requested both a declaratory judgment that it had fulfilled its obligations and an award of damages for an unspecified amount. In March 2005, the court in this action ruled that as a matter of law, L-3 Communications Corporation owed us a fiduciary duty. The trial commenced in the District Court for the Southern District of New York in April 2006 and is currently underway.

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

In February 2005, Electromedical, a Greek distribution company, filed an action in the courts of Greece claiming that Spacelabs Medical orally agreed to appoint Electromedical as Spacelabs Medical’s exclusive Greek distributor, but failed to do so. Electromedical claims that it incurred significant expenses as a result of Spacelabs Medical’s actions, and demands compensation of approximately Euro 0.9 million (approximately $1.1 million of March 31, 2006).

In October 2005, Security Detection Systems, Inc. filed a complaint alleging that certain “Metor” brand people screening systems sold by our security and inspection systems group infringe a specified patent held by Security Detection Systems, Inc. The trial is scheduled to commence on April 16, 2007 in the U.S. District Court for the Western District of Texas, El Paso Division.

We are involved in various other claims and legal proceedings which have been previously disclosed in our quarterly and annual reports. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. We are also involved in various other claims and legal proceedings arising out of the ordinary course of business which have not been previously disclosed in our quarterly and annual reports. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, future results of operations, or cash flows.

In accordance with SFAS No. 5, “Accounting for Contingencies,” we have not accrued for any loss contingencies relating to the above matters because we believe that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to us, their impact on our results of operations, liquidity and financial position could be material.

Contractual Obligations

In December 2004, we secured a bank loan of $5.3 million to fund the acquisition of land and buildings in Salfords, England for the purpose of co-locating certain of our security and inspection systems and medical monitoring and anesthesia systems group operations in the United Kingdom. The loan is repayable over a twenty-year period, with a quarterly payment of £34,500 (approximately $59,000 at March 31, 2006). Outstanding borrowings bear interest at 3 months LIBOR plus 1.2% (5.84% at March 31, 2006) and are payable on a quarterly basis. Of our outstanding balance, $240,000 is due over the next twelve months and the balance of $4.3 million is due over the remaining term of the loan.

In fiscal year 2005, we committed to enter into new leases for computer equipment associated with a master lease agreement previously entered into with Dell Financial Services. The master lease agreement provided for the leasing of computer equipment over a period of 36 months. The new leases that are associated with the master lease agreement have been recorded as capital leases. The master lease agreement permits us to lease up to $1.0 million in equipment. During fiscal year 2005, we committed to a total of approximately $730,000 of equipment under this agreement. As of March 31, 2006, $311,000 was outstanding under these capital lease obligations.

In November 2004, we entered into an agreement with a third party for the design and manufacture of a patient monitor for our Spacelabs Medical subsidiary. Under the agreement, we are required to buy a minimum number of monitors from the manufacturer during each year of the term of the agreement at a fixed price. We may provide one year’s notice to terminate the agreement without cause at any time following the completion of the second year of the term of the agreement. Given this termination right, our minimum commitment under this agreement amounts to three years of purchases, which totals approximately $8.9 million. We expect to take delivery on the first units under this agreement in early fiscal year 2007.

Under the terms and conditions of the purchase agreements associated with the following four acquisitions, we may be obligated to make additional payments:

In August 2002, we purchased a minority equity interest in CXR Limited, a United Kingdom based research and development company that develops real time tomography systems. In June 2004, we increased our equity interest in CXR to approximately 75% and in December 2004 we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, we have agreed to make certain royalty payments based on sales of CXR’s products. As of March 31, 2006, no royalty payments had been earned.

In November 2002, we acquired all of the outstanding capital stock of Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based company. During the five years following the acquisition date, contingent consideration is payable based on the sale of certain products. The contingent consideration is capped at $34.0 million. As of March 31, 2006, no contingent consideration had been earned.

In January 2004, we completed the acquisition of Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately held company located in Sunnyvale, California. During the seven years following the acquisition date, contingent consideration is payable based on net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of March 31, 2006, approximately $8,000 had been earned and paid as part of this contingent consideration.

In February 2005, we completed the acquisition of Blease. During the three years following the date of acquisition, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $10.9 million as of March 31, 2006). As of March 31, 2006, no earn out payments had been achieved.

Provision for Warranties

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

The changes in warranty provisions were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Balance as of beginning of period	$6,761	$8,680	$6,641	$9,190
Additions	1,798	712	4,566	3,521
Reductions for warranty repair costs	(1,653)	(1,079)	(4,301)	(4,398)

Balance as of end of period	$6,906	$8,313	$6,906	$8,313

12. Segment Information

We operate in three identifiable industry segments: (a) security and inspection systems (“Security Group”), (b) medical monitoring and anesthesia systems (“Healthcare Group”) and (c) optoelectronic devices and value-added subsystems (“Optoelectronics and Manufacturing Group”). We also have a corporate segment (“Corporate”) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances and legal, audit and other professional service fees not allocated to product segments. Both the Security Group and the Healthcare Group comprise primarily end-product businesses whereas the businesses of the Optoelectronics and Manufacturing Group primarily supply components and subsystems to original equipment manufacturers including to the businesses of the Security Group and Healthcare Group. All inter-company sales are eliminated in consolidation.

The following table presents segment information (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Revenues - by Segment Group:
Security Group	$36,446	$29,037	$93,787	$91,017
Healthcare Group	49,429	47,793	161,799	144,597
Optoelectronics and Manufacturing Group including intersegment revenues	29,689	22,365	88,593	63,673
Intersegment revenues elimination	(7,472)	(5,042)	(17,079)	(14,959)

Total	$108,092	$94,153	$327,100	$284,328

Revenues - by Geography:
North America	$83,803	$72,898	$248,001	$226,689
Europe	23,795	17,979	69,273	49,245
Asia	7,966	8,318	26,905	23,353
Intersegment revenues elimination	(7,472)	(5,042)	(17,079)	(14,959)

Total	$108,092	$94,153	$327,100	$284,328

Operating income (loss):
Security Group	$1,230	$(4,109)	$(2,614)	$(3,033)
Healthcare Group	1,063	873	8,159	5,972
Optoelectronics and Manufacturing Group	3,608	1,955	7,391	5,645
Corporate	(5,293)	(3,259)	(16,002)	(7,685)
Eliminations	(242)	(41)	(209)	(458)

Total	$366	$(4,581)	$(3,275)	$441

Reconciliation of segment income (loss) to consolidated net income (loss):
Total segment income (loss) from operations	$366	$(4,581)	$(3,275)	$441
Interest income	91	27	180	217
Interest expense	(236)	(153)	(1,186)	(306)
Impairment of equity investment	—	(182)		(182)
Gain on sale of marketable securities	—	—	349	—

Income (loss) before provision for income taxes and minority interest	221	(4,889)	(3,932)	170
Benefit for income taxes	820	1,961	1,816	602
Minority interest	(30)	—	(976)	68

Net income (loss)	$1,011	$(2,928)	$(3,092)	$840

The following table presents the assets by product segment (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Corporate	Eliminations		Total
As of March 31, 2006	$157,723	$132,200	$71,545	$20,083	$(4,157	)(1)	$377,394
As of June 30, 2005	$143,168	$127,906	$57,446	$21,603	$(3,003	)(1)	$347,120

(1)	Eliminations of the assets primarily reflect the elimination of intercompany inventory profit not yet realized. This profit will be realized when inventory is shipped to the Security and Healthcare Groups’ external customers.

13. Restatement

Subsequent to the issuance of our consolidated financial statements for the interim period ended March 31, 2005, we determined that in accordance with FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” cash lease incentives in the amount of $2 million received by us relating to the extension of two operating leases should have been presented as cash flows from operating activities and that accounts payable in the amount of approximately $0.2 million incurred in connection with capital expenditures during the six months ended December 31, 2004 should have been presented as a non-cash investing activity and not reflected in our condensed consolidated statement of cash flows until payment of the liability was made. In the previously issued consolidated statements of cash flows for the interim periods ended December 31, 2004 and March 31, 2005, the amount associated with the extension of the operating leases had been reported as cash flows from financing activities. As a result of these items, we have restated the accompanying consolidated statement of cash flows for the nine months ended March 31, 2005 from the amounts previously reported. The effects of the restatement on previously reported consolidated financial statements for the nine month period ended March 31, 2005 are summarized below (in thousands):

	Nine months ended March 31, 2005
	As previously reported	As restated
Net cash used in operating activities	(13,628)	(11,592)
Net cash used in investing activities	(27,115)	(27,151)
Net cash provided by financing activities	12,006	10,006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Certain statements contained in this report on Form 10-Q that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives and future financial position, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “believe,” “expect,” “may,” “could,” “likely to,” “should,” or “will,” or by discussions of strategy that involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Statements in this report on Form 10-Q that are forward-looking are based on current expectations and actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties described in this report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. All forward-looking statements contained in this report on Form 10-Q are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2005. As of March 31, 2006, our critical accounting policies have not changed from June 30, 2005, except for the accounting for stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, revised 2004, “Share-Based Payment” (“SFAS 123(R)”).

Stock-Based Compensation Expense

Effective July 1, 2005, we adopted SFAS 123(R) using the modified prospective approach and therefore have not restated results for prior periods. Under this approach, awards that are granted, modified or settled after July 1, 2005 have been and will be measured and accounted for in accordance with SFAS 123(R). Unvested awards that were granted prior to July 1, 2005 will continue to be accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”), except that compensation cost will be recognized in our results of operations. Pursuant to the provisions of SFAS 123(R), we record stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants.

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and chose to adopt the disclosure-only provisions of SFAS 123, as amended by SFAS 148. Under this approach, we disclosed the cost of stock option grants and discounts offered under our Employee Stock Purchase Plan based on the vesting provisions of the individual grants, but did not charge it to expense.

The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock, (ii) dividend yield, (iii) risk-free interest rates and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). In addition, SFAS 123(R) requires us to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, stock-based compensation expense could differ significantly from the amounts we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as necessary. We recognize the cumulative effect on current and prior periods of a change in the estimated forfeiture rate as compensation cost in earnings in the period of the revision. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially in the future. See Note 8 (Stock-based Compensation) to the interim consolidated financial statements for a further discussion of stock-based compensation.

Executive Summary

Our revenues for the three months ended March 31, 2006 increased 15% to $108.1 million from $94.2 million for the comparable period of the prior year. Revenues for the security and inspection systems group were $36.4 million, or 34% of total revenues. Revenues for the medical monitoring and anesthesia systems group were $49.4 million, or 46% of total revenues. Revenues for the optoelectronic devices and value-added manufacturing group were $22.2 million, or 20% of total revenues. In addition, the optoelectronic devices and value-added subsystems group recorded inter-company sales of $7.5 million, which are eliminated in consolidation, from products and services sold to the security and inspection systems and medical monitoring and anesthesia systems groups.

We realized a significant improvement in our operating income in the third quarter of fiscal year 2006 as compared to the prior period as a result of the increase in revenues as described above, coupled with an improvement in our gross margin. The improvement in gross margin resulted primarily from a more favorable product mix. We continued to invest in our product pipeline through research and development initiatives.

Our security and inspection systems group returned to profitability in the third quarter of fiscal year 2006. We continued to make significant research and development investments in the cargo and vehicle inspection and hold baggage screening product lines. The medical monitoring and anesthesia systems group’s patient monitoring product line experienced growth in the third quarter of fiscal year 2006, as compared to the prior year period, despite the fact that it typically experiences a seasonal slowdown in such products during the third quarter.

Results of Operations

The following financial ratios table reflects certain consolidated statement of operations data as a percentage of revenue for the periods presented.

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.2%	64.8%	61.7%	63.6%

Gross profit	39.8%	35.2%	38.3%	36.4%
Selling, general and administrative	31.3%	32.0%	30.8%	28.3%
Research and development	8.2%	7.8%	8.0%	7.4%
Restructuring charge	—	—	0.2%	—
Management retention bonuses	—	0.3%	0.2%	0.5%

Operating income (loss)	0.3%	(4.9)%	(1.0)%	0.2%

Revenues. Net revenues for the three months ended March 31, 2006, increased $13.9 million, or 15%, to $108.1 million from $94.2 million for the comparable prior-year period. For the nine months ended March 31, 2006, net revenues increased $42.8 million, or 15%, to $327.1 million from $284.3 million for the comparable prior-year period.

Revenues for the security and inspection systems group for the three months ended March 31, 2006, increased $7.4 million, or 26%, to $36.4 million from $29.0 million for the comparable prior-year period. The increase was primarily attributable to (i) a $4.8 million, or 101%, increase in worldwide sales of our cargo and vehicle inspection product lines and (ii) a $2.6 million, or 11%, increase in our international baggage, parcel inspection and people screening product lines.

Revenues for the security and inspection systems group for the nine months ended March 31, 2006, increased $2.8 million, or 3%, to $93.8 million, from $91.0 million for the comparable prior-year period. The increase was primarily attributable to a $7.2 million, or 10%, increase in revenues in our baggage, parcel inspection and people screening product lines, partially offset by a $4.4 million, or 20%, decrease in revenues from the cargo and vehicle inspection product lines.

Revenues for the medical monitoring and anesthesia systems group for the three months ended March 31, 2006, increased $1.6 million, or 3%, to $49.4 million, from $47.8 million for the comparable prior-year period. The increase was primarily attributable to increased patient monitoring sales, partially offset by lower sales in our pulse oximetry business.

Revenues for the medical monitoring and anesthesia systems group for the nine months ended March 31, 2006, increased $17.2 million, or 12%, to $161.8 million from $144.6 million for the comparable prior-year period. The increase was primarily attributable to higher patient monitoring sales as well as to the inclusion of a full nine months of revenues from Blease, a company we acquired in February 2005. The increase in revenues was partially offset by a decline in sales in pulse oximetry products.

Revenues for the optoelectronics and value-added manufacturing group for the three months ended March 31, 2006, increased $4.9 million, or 28%, to $22.2 million from $17.3 million for the comparable prior-year period, primarily as a result of higher worldwide commercial optoelectronics sales as well as increased contract manufacturing sales which were partially offset by a decline in sales of our defense optoelectronics products. In addition, during the three months ended March 31, 2006 the group recorded intercompany sales of $7.5 million compared to $5.0 million in the comparable period of the prior year from products and services sold to the Security and Healthcare groups which are eliminated in consolidation.

Revenues for the optoelectronics and value-added manufacturing group for the nine months ended March 31, 2006 increased $22.8 million, or 47%, to $71.5 million, from $48.7 millions for the comparable prior-year period, as a result of increased contract manufacturing and commercial optoelectronic sales. The increase was partially offset by a decline in sales of defense optoelectronics. In addition, during the nine months ended March 31, 2006 the group recorded intercompany sales of $17.1 million compared to $15.0 million in the comparable period of the prior year from products and services sold to the Security and Healthcare groups which are eliminated in consolidation.

Gross Profit. Gross profit increased $9.9 million, or 30%, to $43.1 million for the three months ended March 31, 2006, from $33.2 million for the comparable prior-year period. Our gross margin increased to 39.8% in the third quarter of 2006 from 35.2% in the comparable prior-year period. The increase in gross margin was partially attributable to: (i) improved gross margins in the security and inspection systems group due to a favorable change in product mix and increased sales, (ii) improved gross margins in the medical monitoring and anesthesia systems group primarily due to a favorable change in product mix and increased sales of patient monitoring systems and (iii) improved gross margins in our optoelectronics and value-added manufacturing group due to a favorable change in product mix.

For the nine months ended March 31, 2006, gross profit increased $21.8 million, or 21%, to $125.2 million, from $103.4 million in the comparable prior-year period. Our gross margin increased to 38.3%, from 36.4% in the comparable prior-year period. The increase in gross margin was primarily attributable to: (i) improved gross margins in the security and inspection systems group due to favorable changes in its product mix and increased sales and (ii) increased sales of patient monitoring systems by our medical monitoring and anesthesia systems group, which resulted in improved gross margins as the group was able to leverage its fixed cost structure and due to a favorable change in product mix.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consisted primarily of compensation paid to sales, marketing, and administrative personnel, professional service fees, and marketing expenses. For the three months ended March 31, 2006, such expenses increased $3.6 million, or 12%, to $33.8 million from $30.2 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses decreased in the three months ended March 31, 2006, to 31.3%, from 32.0% for the comparable prior-year period. The increase in SG&A expenses for the three months ended March 31, 2006, over the prior-year period was primarily attributable to: (i) increased legal fees of approximately $1.9 million primarily due to costs associated with ongoing litigation with L-3 Communications Corporation and with Science Applications International Corporation, (ii) increased sales and administrative costs of approximately $3.0 million to support the overall growth of our businesses and (iii) the inclusion of $1.2 million of stock compensation expenses related to employee stock options and employee stock purchases under SFAS 123(R). The increase in SG&A expenses was partially offset by the impact of an increase in the bad debt reserve in the three months ended March 31, 2005 of approximately $2.5 million.

For the nine months ended March 31, 2006, SG&A expenses increased by $20.1 million, or 25%, to $100.7 million from $80.6 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses increased in the nine months ended March 31, 2006 to 30.8%, from 28.3% in the comparable period last year. The increase in SG&A expenses for the nine months ended March 31, 2006 over the prior-year period was primarily attributable to: (i) a $5.2 million increase in spending on legal fees in support of ongoing litigation with L-3 Communications Corporation and with Science Applications International Corporation and other professional fees, (ii) a $2.2 million administrative increase to support the overall growth of our businesses, (iii) a foreign currency loss of $1.3 million, compared to a foreign currency exchange gain of $0.7 million for the comparable prior-year period, (iv) $3.4 million in stock compensation expenses under SFAS 123(R) related to employee stock options and employee stock purchases, (v) a $2.7 million increase due to the inclusion of the SG&A expenses of Blease for a full nine months and (vi) and an increase of approximately $7.2 million in general sales and support costs to support the growth in all three of our business segments. The increase in SG&A expenses was partially offset by the impact of an increase in the bad debt reserve of approximately $2.5 in the nine months ended March 31, 2005.

Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended March 31, 2006, such expenses increased $1.6 million, or 22%, to $8.9 million, from $7.3 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 8.2% for the three months ended March 31, 2006, compared to 7.8% for the comparable prior-year period. The increase in research and development expenses for the three month period ended March 31, 2006 was primarily attributable to: (i) spending of $0.7 million by our medical monitoring and anesthesia systems group to develop next generation medical monitoring products, (ii) increased investment by our security and inspection systems group of $0.8 million to support new hold baggage screening products and (iii) the inclusion of $0.2 million for stock compensation expenses under SFAS 123(R) related to employee stock options and employee stock purchases.

For the nine months ended March 31, 2006, research and development expenses increased $5.3 million, or 25%, to $26.3 million from $21.0 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 8.0% in the nine months ended March 31, 2006, compared to 7.4% in the comparable prior-year period. The increase in research and development expenses was primarily attributable to: (i) spending of $2.4 million by our medical monitoring and anesthesia systems group to ramp up for the development of next generation medical monitoring products, (ii) $2.6 million in higher spending by our security and inspection systems group primarily to support the development of Hold Baggage Screening systems and (iii) $0.4 million in stock compensation expenses under SFAS 123(R) related to employee stock options and employee stock purchases.

Restructuring Charges. In the first quarter of fiscal year 2006, we consolidated manufacturing processes and facilities of certain businesses within each of our security and inspection systems and optoelectronics and value-added manufacturing groups. These consolidations resulted in a pre-tax restructuring charge of $0.8 million, consisting primarily of: (i) lease obligation charges of $0.6 million, (ii) a property and equipment write-off of $0.1 million and (iii) severance and other expenses of $0.1 million. These charges were calculated in accordance with SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Exit or Disposal Activities.” We incurred no restructuring charges in fiscal year 2005.

Management Retention Bonus. In March 2004, we completed the acquisition of Spacelabs Medical from Instrumentarium Corporation. As a result of the acquisition, we assumed management retention bonus agreements for key personnel of Spacelabs Medical which could total up to $5.9 million. These retention bonuses vested over a two year period. We expensed $0.1 million in the three months ended March 31, 2006 and $0.6 million in the nine months ended March 31, 2006, for these bonuses. As of March 31, 2006, we had no further obligations under these agreements.

Interest Income. For the three months ended March 31, 2006, we recorded interest income of $91,000, compared to $27,000 for the comparable prior-year period. The increase in interest income was primarily attributable to (i) an increase in our cash balances resulting from the cash received from the Spacelabs Healthcare initial public offering in October 2005 and (ii) rising interest rates. For the nine months ended March 31, 2006, interest income was $180,000, compared to $217,000 for the comparable prior-year period.

Interest Expense. For the three months ended March 31, 2006, our interest expense was $236,000, compared to $153,000 for the comparable prior-year period. For the nine months ended March 31, 2006, our interest expense was $1.2 million, compared to $306,000 for the comparable prior-year period. The increase in expense is primarily attributable to (i) an increase in borrowings in the current year to support our working capital requirements and (ii) rising interest rates.

Income Tax Benefit. For the three months ended March 31, 2006, we recorded a tax benefit of $0.8 million, as compared to a tax benefit of $2.0 million for the comparable prior-year period. The projected effective tax rate for fiscal year 2006 increased during the third quarter due to a change in mix of the estimated income between U.S. and foreign locations. For the nine months ended March 31, 2006, we recorded a tax benefit of $1.8 million, as compared to a tax benefit of $0.6 million for the comparable prior-year period. The projected effective tax rate for fiscal year 2006 increased during the third quarter due to a change in mix of the estimated income between U.S. and foreign locations and inclusion of incentive stock options expense in total stock compensation expense, which does not qualify for a tax deduction. Our tax rate is also dependent on the mix of income from U.S. and foreign locations due to tax rate differences between countries.

Liquidity and Capital Resources

Cash and equivalents as of March 31, 2006 were $13.1 million, a decrease of $1.5 million from $14.6 million as of June 30, 2005.

Net cash used in operating activities for the nine months ended March 31, 2006 was $11.4 million, which consisted of (i) an increase in inventory of $10.4 million and accounts receivable of $12.0 million due to the timing of production and product shipments, (ii) an increase in other receivables of $3.7 million, (iii) and a reduction in other accrued expenses and current liabilities of $4.4 million. Cash used in operating activities was offset in part by an increase in advances from customers and an increase in accounts payable.

Net cash used in investing activities was $11.0 million for the nine months ended March 31, 2006 which consisted primarily of capital expenditures of $10.7 million required to support the overall growth of our businesses.

Net cash provided by financing activities was $19.4 million for the nine months ended March 31, 2006, which primarily consisted of cash received of $26.3 million from the Spacelabs Healthcare in an initial public offering in October 2005. We utilized a portion of these proceeds to repay approximately $11.9 million on our short-term borrowings.

Credit Agreement

In May 2005, we entered into a second amended and restated credit agreement with Bank of the West. The agreement provides for a $50 million senior revolving line of credit, including a letter-of-credit, foreign exchange facility and an acquisition credit facility, which are secured by substantially all of the assets of our U.S. subsidiaries and our stock ownership in two significant foreign subsidiaries. In October 2005, we entered into a first amendment to the second amended and restated credit agreement. As amended, the credit agreement includes an asset–based credit facility of up to $50 million with revised financial covenants. Some of the covenants include maintaining specified amount of tangible net worth, ratio of total liabilities to effective tangible net worth, positive net income, and capital expenditure not to exceed specified amount during the fiscal year. As of March 31, 2006, our borrowing capacity as calculated under the credit agreement was $38 million of which $3.0 million was outstanding under the revolving line of credit and $11.2 million issued and outstanding under the letter of credit facility.

Stock Repurchase Program

In March 1999, our Board of Directors initiated a stock repurchase program under which we could repurchase up to 3,000,000 shares of our common stock. During the first nine months of fiscal year 2006, we did not repurchase any shares under this program. As of March 31, 2006, 1,330,973 shares were available for additional repurchase under the program. We retire the treasury shares as they are repurchased and record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

Dividend Policy

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

We expect to be able to meet our future cash and working capital requirements for operations, capital expenditures and stock repurchases through currently available funds and cash generated from operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including future business acquisitions, litigation, stock repurchases and levels of research and development expenditures.

Contractual Obligations

In December 2004, we secured a bank loan of $5.3 million to fund the acquisition of land and buildings in Salfords, England for the purpose of co-locating certain of our security and inspection systems and medical monitoring and anesthesia systems group operations in the United Kingdom. The loan is repayable over a twenty-year period, with a quarterly payment of £34,500 (approximately $59,000 at March 31, 2006). Outstanding borrowings bear interest at 3 months LIBOR plus 1.2% (5.84% at March 31, 2006) and are payable on a quarterly basis. Of our outstanding balance, $240,000 is due over the next twelve months and the balance of $4.3 million is due over the remaining term of the loan.

In fiscal year 2005, we committed to enter into new leases for computer equipment associated with a master lease agreement previously entered into with Dell Financial Services. The master lease agreement provided for the leasing of computer equipment over a period of 36 months. The new leases that are associated with the master lease agreement have been recorded as capital leases. The master lease agreement permits us to lease up to $1.0 million in equipment. During fiscal year 2005, we committed to a total of approximately $730,000 of equipment under this agreement. As of March 31, 2006, $311,000 was outstanding under these capital lease obligations.

In November 2004, we entered into an agreement with a third party for the design and manufacture of a patient monitor for our Spacelabs Medical subsidiary. Under the agreement, we are required to buy a minimum number of monitors from the manufacturer during each year of the term of the agreement at a fixed price. We may provide one year’s notice to terminate the agreement without cause at any time following the completion of the second year of the term of the agreement. Given this termination right, our minimum commitment under this agreement amounts to three years of purchases, which totals approximately $8.9 million. We expect to take delivery on the first units under this agreement in early fiscal year 2007.

Under the terms and conditions of the purchase agreements associated with the following four acquisitions, we may be obligated to make additional payments:

In August 2002, we purchased a minority equity interest in CXR Limited, a United Kingdom based research and development company that develops real time tomography systems. In June 2004, we increased our equity interest in CXR to approximately 75% and in December 2004 we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, we have agreed to make certain royalty payments based on sales of CXR’s products. As of March 31, 2006, no royalty payments had been earned.

In November 2002, we acquired all of the outstanding capital stock of Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based company. During the five years following the acquisition date, contingent consideration is payable based on the sale of certain products. The contingent consideration is capped at $34.0 million. As of March 31, 2006, no contingent consideration had been earned.

In January 2004, we completed the acquisition of Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately held company located in Sunnyvale, California. During the seven years following the acquisition date, contingent consideration is payable based on net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of March 31, 2006, approximately $8,000 had been earned and paid as part of this contingent consideration.

In February 2005, we completed the acquisition of Blease. During the three years following the date of acquisition, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $10.9 million as of March 31, 2006). As of March 31, 2006, no earn out payments had been achieved.

Off Balance Sheet Arrangements

As of March 31, 2006, we had no off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the nine months ended March 31, 2006, no material changes have occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2005.

Foreign Currency Translation – The accounts of our operations in each of the following countries are maintained in the following currencies: Singapore (Singapore dollars), Malaysia (Malaysian ringgits), England (U.K. pounds sterling), Austria, Finland, France, Germany, Greece and Italy (euros), Norway (Norwegian kroners), India (Indian rupees) and Canada (Canadian dollars). We translate foreign currency financial statements into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholders’ equity. Net foreign currency transaction losses of approximately $1.3 million were included in income for the nine months ended March 31, 2006, and gains of approximately $0.7 million were included in the comparable prior-year period.

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

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized, and filed or submitted on a timely basis. Based upon this evaluation, they concluded that as of March 31, 2006, our disclosure controls and procedures were ineffective.

As reported in Item 9A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2005, our management reported that material weaknesses existed in our internal controls as of June 30, 2005. As reported in Item 4 of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 17, 2006, our management reported that additional material weaknesses existed in our internal controls as of December 31, 2005. Due to the fact that our management’s remediation steps had not been completed as of March 31, 2006, we performed additional analysis and post-closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

(b) Changes in Internal Control over Financial Reporting

As reported in Item 9A of our Annual Report on Form 10-K for fiscal year 2005, we determined that the following material weaknesses in internal control over financial reporting existed as of June 30, 2005:

1) We had identified certain computational errors in our annual income tax provision and related income tax receivable, payable, deferred tax assets and deferred tax liabilities for fiscal year 2005. These errors resulted from a deficiency in the operation of controls requiring the reconciliation of the components of our income tax provision to appropriate supporting documentation; and

2) We had identified certain transactions recorded as revenue by one of our Canadian subsidiaries in the period ended June 30, 2005 that did not meet the criteria for revenue recognition in such period. These errors resulted from a deficiency in the operation of controls requiring the supervisory review of year-end revenue transactions related to ensure proper cutoff at year end. The errors associated with these transactions totaled approximately $1.4 million in product sales revenue.

During the nine months ended March 31, 2006, we took the actions described immediately below to address the previously identified material weaknesses. Given that our remediation efforts continue, these actions also serve as additional procedures and analyses to ensure that our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Income Taxes:

•	We formalized tax account reconciliation and review procedures and improved documentation standards. These procedures include obtaining and reviewing, on a quarterly basis, additional tax account analysis from each operating subsidiary;

•	We added an additional tax accounting staff member. This additional employee participates in the preparation of tax account analysis permitting our Tax Director to be the primary reviewer of most documentation, which in turn allows for an overriding level of review by our Chief Financial Officer;

•	We engaged the services of an outside consulting firm to assist in the preparation of our quarterly and annual income tax calculations, including assistance at selected international subsidiaries; and

•	We determined that the software that we installed for purposes of calculating the fiscal year end tax provision was not reliable. We have since evaluated other tax provision software packages and have determined that they do not meet our needs. Therefore, we have concluded that we will utilize Excel spreadsheet software for the calculation of our year end tax provision.

Revenue Recognition:

•	We refined pre-existing controls including specific examination of customer purchase orders and delivery documents related to shipments near period end and performed management level reviews of revenue cutoff procedures including an inspection of selected delivery documents; and

•	We supplemented training regarding our pre-existing revenue recognition policies and revenue cutoff control procedures at the Canadian subsidiary and selected other international subsidiaries. In addition, we reinforced the use of a checklist control document designed to address period end cutoff procedures including revenue recognition cutoff procedures.

Through these actions we have begun our remediation efforts and we believe that these actions have strengthened our internal control over financial reporting. Certain controls related to revenue cutoff procedures only operate on a quarterly basis. The operation of these controls was tested at the Canadian subsidiary and at additional selected subsidiaries and found to be effective as of September 30, 2005 and as of December 31, 2005. Therefore, as of the date of this filing, we have remediated the material weakness in our system of internal control over financial reporting with respect to revenue recognition described above.

We have not yet completed the testing of the operating effectiveness of remediation efforts with respect to the material weakness in income taxes described above as certain of these controls only operate on an annual basis.

Additionally, we determined in the quarter ended December 31, 2005 that we had additional weaknesses in income tax related controls as described below.

As reported in Item 4 of our Quarterly Report on Form 10-Q for the three months ended December 31, 2005, we determined that the following material weaknesses in internal control over financial reporting existed as of December 31.

1) During the calculation of our tax provision, we did not correctly apply FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods,” which resulted in a material error in the tax provision for the three and six month periods ended December 31, 2005. Additionally, we did not correctly apply FASB Statement No. 109, “Accounting for Income Taxes,” with respect to the three month period ended December 31, 2005. Specifically, we did not provide for deferred tax liabilities in connection with the sale of newly issued subsidiary stock.

2) Subsequent to the issuance of our unaudited consolidated financial statements for the six months ended December 31, 2004, we determined that our consolidated statement of cash flows for the six months ended December 31, 2004 incorrectly reflected cash lease incentives as a financing activity. The cash lease incentives should have been classified as an operating activity. We corrected this presentation in the financial statements filed on Form 10-K for the year ended June 30, 2005. Our proposed statement of cash flows for the six months ended December 31, 2005, included a comparative statement of cash flows for the six months ended December 31, 2004. In that proposed statement of cash flows for the comparable prior-year period we failed to make a correction to the classification of the cash lease incentives. This presentation was corrected prior to finalization of the Form 10-Q for the quarter ended December 31, 2005. As presented in the Form 10-Q for the quarter ended December 31, 2005, the comparative statement of cash flows for the six months ended December 31, 2004 properly classified the cash lease incentives as operating activity. Additionally, our financial reporting and disclosure controls failed to detect that we had incorrectly classified as current liabilities $6.0 million of deferred rent, including the liability recorded in conjunction with the cash lease incentive detailed above, and a portion of deferred revenues in the proposed December 31, 2005 consolidated balance sheet. This presentation was corrected prior to the finalization of the Form 10-Q for the quarter ended December 31, 2005. As presented in the Form 10-Q for the quarter ended December 31, 2005, deferred rent and a portion of deferred revenues are presented as non-current liabilities.

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

To address the material weaknesses identified above, as of December 31, 2005, our management began to undertake the following steps:

•	Hired additional qualified and experienced personnel into the financial close and reporting process;

•	Provided additional training and supervision of existing personnel in the financial close and reporting process;

•	Refined our review processes over significant and unusual transactions for proper accounting treatment; including providing an additional layer of management review;

•	Invested in a software upgrade that will provide improved accuracy and timeliness of our financial consolidation and tax provision preparation processes; and

•	Supplemented the services of the outside accounting firm we engaged to assist with the preparation of our tax provision, in order to provide stronger technical tax accounting support.

While we have made progress with respect to remediating the material weaknesses described above, we will require more time to observe and test the operating effectiveness of the controls to ensure that the material weaknesses no longer exist. We cannot at this time estimate how long it will take to complete the steps identified above. Our management will continue to evaluate the effectiveness of the control environment and will continue to refine existing controls.

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

In October 2005, Security Detection Systems, Inc. filed a complaint alleging that certain “Metor” brand people screening systems sold by our security and inspection systems group infringe a specified patent held by Security Detection Systems, Inc. The trial is scheduled to commence on April 16, 2007 in the U.S. District Court for the Western District of Texas, El Paso Division.

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

The discussion of our business and operations above should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 both filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes from our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 other than as described in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 17th day of May 2006.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Anuj Wadhawan
Anuj Wadhawan
Chief Financial Officer