Form 10-K
period 2006-06-30
OSI SYSTEMS INC
filed 2006-09-22
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Common Stock, no par value

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes:  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                          Accelerated filer  ☒                          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as on December 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter was $301,154,585.

The number of shares outstanding of the registrant’s common stock as of September 20, 2006 was 16,696,200.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders (to be filed subsequently) are incorporated by reference into Part III.

PART I

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar words and expressions are intended to identify forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable, but those expectations may not prove to be correct. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, those described in Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this report and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS

General

OSI Systems, Inc. and its subsidiaries is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products in diversified markets, including homeland security, healthcare, defense and aerospace. Our company was incorporated in 1987 in California. Our principal office is located at 12525 Chadron Avenue, Hawthorne, California 90250.

We have three operating divisions: (a) Security, providing security and inspection systems; (b) Healthcare, providing medical monitoring and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for applications in the defense and aerospace markets, among others.

In our Security division, we design, manufacture and market security and inspection systems worldwide to end users under the “Rapiscan Systems” trade name. Rapiscan Systems products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband, and to screen people. These products are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems’ products fall into four categories: baggage and parcel inspection, cargo and vehicle inspection, hold (checked) baggage screening and people screening.

In our Healthcare division, we design, manufacture and market medical monitoring and anesthesia systems worldwide to end users under several brand names. Our medical monitoring systems, network and connectivity solutions, ambulatory blood pressure monitors and related services are sold under the “Spacelabs Medical” trade name. Our anesthesia systems and components are sold under the “Blease” trade name. Our arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools, are sold under the “Dolphin” brand name and our peripheral bone densitometers and ultrasound bone sonometers are sold under the “Osteometer” brand name.

In our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We sell our optoelectronic devices under the “OSI Optoelectronics” trade name and perform our value-added manufacturing services under the “OSI Electronics” trade name. We provide our optoelectronic devices and value-added manufacturing services to original equipment manufacturers, as well as to our own Security and Healthcare divisions. Our Optoelectronics and Manufacturing division also designs, manufactures and markets weapons simulation systems under the “OSI Defense Systems” trade name and toll and traffic management systems under the “OSI LaserScan” trade name.

In fiscal year 2006, revenues from the Security division amounted to $135.1 million, or approximately 30% of our revenues. Revenues from the Healthcare division amounted to $220.6 million, or approximately 49% of our revenues and revenues from the Optoelectronics and Manufacturing division amounted to $97.0 million, or approximately 21% of revenues. Additional information concerning reporting segments is available in Note 15 to our consolidated financial statements.

Industry Overview

We sell our security and inspection systems and medical monitoring and anesthesia systems primarily to end-users, while we design and manufacture our optoelectronic devices and value-added subsystems primarily for original equipment manufacturers.

Security.    A variety of technologies are currently used worldwide in security and inspection applications, including computed tomography, transmission and backscatter x-ray, metal detection, trace detection and x-ray, gamma-ray and neutron analysis. We believe that the market for security and inspection products will continue to be affected by the threat of terrorist incidents and by new government mandates and appropriations for security and inspection products in the United States and internationally.

The September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners has led to nationwide shifts in transportation and facilities security policies. Shortly following these attacks, Congress passed the Aviation and Transportation Security Act and integrated many U.S. security-related agencies, including the Federal Aviation Administration, into the U.S. Department of Homeland Security. Under its directive from Congress, the U.S. Department of Homeland Security has since undertaken numerous projects such as ones designed to distinguish terrorists from benign visitors entering the country, to prevent terrorists from obtaining and trafficking in weapons of mass destruction and their components, to secure sensitive U.S. technologies and to identify and screen high-risk cargo containers before they are loaded onto vessels destined for the U.S., among others. These projects, known, for example, as the Strategic Border Initiative, the Customs-Trade Partnership Against Terrorism and the U.S. Customs and Border Protection Container Security Initiative, have resulted in an increased demand for security and inspection products both in the United States and other nations.

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

Furthermore, the U.S. Department of Homeland Security’s Science and Technology Directorate has supported the development of new security inspection technologies and products. Our Security division participates in a number of such research and development efforts, including projects to develop new technologies for radiation and nuclear materials detection, aviation screening and suicide bomber detection. The Science and Technology Directorate has also initiated programs for the development of technologies capable of protecting highways, railways and waterways from terrorist attack.

In addition to these homeland protection activities, the U.S. Department of Defense has also begun to invest more heavily in technologies and services that screen would-be attackers before they are able to harm U.S. and allied forces.

Similar initiatives by international organizations such as the European Union have also resulted in a growing worldwide demand for airline, cargo, port and border inspection technologies. For example, the European Union is expected to issue uniform performance standards for people, cargo, mail and parcel and hold baggage screening systems as well as new directives related specifically to maritime security. We anticipate that the promulgation of these new standards will establish performance baselines against which our Security division will be able to direct certain of its research and development spending and market its products to customers located in the European Union.

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

Healthcare.    Healthcare is a rapidly growing sector throughout most of the world and especially in many Asian and Latin American economies. In much of the developed world, including in the United States and Europe, an aging population is also fueling growth.

Many factors such as a severe nursing shortage in the United States and Europe, stricter government requirements affecting the staffing and accountability and shrinking reimbursements from health insurance organizations are forcing healthcare providers to do more with less. Our Healthcare division designs, manufactures and markets products that respond to these new economic forces by helping hospitals reduce costs while maintaining or improving the quality of care their physicians and nurses are able to deliver.

We are a global manufacturer and distributor of patient monitoring and clinical networking solutions for use primarily in hospitals. We design, manufacture and market patient monitoring solutions for critical, emergency and perioperative care areas of the hospital, wired and wireless networks, ambulatory blood pressure monitors and medical data services, all aimed at providing caregivers with timely patient information. By making critical patient information more readily accessible both inside and outside the hospital, delays in decision-making can be reduced, length of stay can be shortened and treatment errors can be minimized.

In February 2005, we acquired a global manufacturer and distributor of anesthesia delivery systems, ventilators and vaporizers. We sell these products primarily to hospitals for use in operating rooms and anesthesia induction areas as well as in magnetic resonance imaging (MRI) facilities. In addition, as pharmaceutical companies develop new anesthesia agents for the worldwide market, or as generic alternatives to patented anesthesia formulas become available, we work closely with them to support their new product introductions. As a result, we also sell systems and components, such as anesthesia vaporizers and ventilators, directly to pharmaceutical companies and other manufacturers of anesthesia delivery systems.

We also design, manufacture and market next-generation pulse oximetry instruments and compatible pulse oximetry sensors, which are used to non-invasively monitor oxygenation levels in a patient’s blood. Additionally, we design, manufacture and market x-ray densitometers and ultrasound scanners, which are used to diagnose osteoporosis as well as to provide follow-up bone density measurements.

This division has grown from approximately $11 million in annual revenues in fiscal year 2003 to approximately $221 million in fiscal year 2006, primarily as a result of the acquisitions of Spacelabs Medical and Blease. In connection with this growth, during fiscal year 2006 we formed Spacelabs Healthcare, Inc. to serve as a holding company for the Spacelabs Medical, Blease, Dolphin and Osteometer business operations. In the second quarter of fiscal year 2006, we then completed an initial public offering of approximately 13.5 million previously unissued shares of Spacelabs Healthcare common stock, representing approximately 20% of its total issued and outstanding shares. The newly issued shares began trading on the Alternative Investment Market (AIM), a market administered by the London Stock Exchange, on October 31, 2005 under the ticker symbol “SLAB.”

Subsequent to fiscal year end, on July 31, 2006, Spacelabs Healthcare completed the acquisition of the Del Mar Reynolds Cardiac division of Ferraris Group PLC, a company registered in England and Wales. The acquired operations develop, manufacture and market cardiac monitoring systems, including Holter recorders, ECG, stress systems and related software and services to hospitals, primarily in the U.S., Germany and the United Kingdom. Del Mar Reynolds also operates a core laboratory business that provides clinical trial services to pharmaceutical companies and to clinical research organizations.

Optoelectronics and Manufacturing.    Our optoelectronic devices are used in a wide variety of applications such as satellites, laser guidance systems, range finders, computer peripherals and other applications that require the conversion of optical signals into electronic signals. Because optoelectronic devices and value-added subsystems can be used in a wide variety of measurement control and monitoring applications, they are also used in a broad array of industrial applications and are key components in the telecommunications and fiber optics industries. Historically, we have offered value-added manufacturing services to purchasers of our optoelectronic devices, including to our Security and Healthcare divisions. More recently, however, we have begun to expand such services by providing complete turn-key and box-build manufacturing services, in which we can design, acquire materials, produce, test and supply electronic systems and components to purchasers of optoelectronic devices and to others.

We believe that recent advances in technology and reductions in the cost of key components of optoelectronic systems, including computer processing power and memory, have broadened the market by enabling the use of optoelectronic devices in a greater number of applications. In addition, we see a trend among original equipment manufacturers to increasingly outsource the design and manufacture of optoelectronic devices as well as value-added subsystems to fully-integrated, independent manufacturers, like us, who may have greater specialization, broader expertise and the flexibility to respond in shorter time periods than most original equipment manufacturers can accomplish in-house. We believe that our level of vertical integration, substantial engineering resources, expertise in the use and application of optoelectronic technology and low-cost international manufacturing operations enable us to compete effectively in the market for optoelectronic devices and for value-added manufacturing services.

We have also penetrated several related markets that depend on our optoelectronic technologies and electronics manufacturing capabilities. For example, we sell a series of high-speed photodetectors for use in fiber optic systems such as Gigabit Ethernet, Fiber Channel and other telecommunication and data communication applications. Through system engineering, product development, rapid prototyping and volume manufacturing, we develop, manufacture and market laser-based weapons simulation systems for defense and homeland security applications. Products include tactical engagement simulation systems, small arms transmitters, controller guns and a variety of targeting systems. We also develop, manufacture and sell laser-based remote sensing devices that are used to detect and classify vehicles in toll and traffic management systems.

Growth Strategy

We believe that one of our primary competitive strengths is our expertise in the cost-effective design and manufacture of specialized electronic systems and components for critical applications. As a result we have leveraged, and intend to continue to leverage, such expertise and capacity to gain price, performance and agility advantages over our competitors in the security, healthcare and optoelectronics fields, and to translate such advantages into profitable growth in those fields. At the same time, we continually seek to identify new markets in which our core expertise and capacity will provide us with competitive advantages. Key elements of this strategy include:

Capitalizing on Global Reach.    We operate from locations in North America, Asia and Europe. We view our international operations as providing an important strategic advantage over competitors. First, international manufacturing facilities allow us to take advantage of competitive labor rates and favorable tax regulations in order to be a low cost producer. Second, our international offices strengthen our sales and marketing efforts and our ability to service and repair our systems by providing direct access to growing foreign markets and to our existing international customer base. Third, multiple manufacturing locations allow us to reduce delivery times to our global customer base. In the future, we intend to develop new sources of manufacturing and sales capabilities to maintain and enhance the benefits of our international presence.

Capitalizing on Vertical Integration.    Our vertical integration provides several advantages in each of our divisions. These advantages include reduced manufacturing and delivery times, lower costs due to our access to competitive international labor markets, direct sourcing of raw materials and quality control. We also believe that we offer significant added value to our customers by providing a full range of vertically-integrated services including component design and customization, subsystem concept design and application engineering, product prototyping and development, efficient pre-production and short-run and high volume manufacturing. We believe that our vertical integration differentiates us from many of our competitors and provides value to our customers who can rely on us to be an integrated supplier. We intend to continue to leverage our vertically integrated services to create greater value for our customers in the design and manufacture of our products. We believe that this strategy better positions us for penetration into end markets such as the markets for security and inspection systems and medical monitoring and anesthesia systems.

Capitalizing on the Growing Market for Security and Inspection Systems.    Heightened attentiveness to terrorist and other security threats may continue to drive growth in the market for security and inspection systems, not only in transportation security, but in facilities security, event security and materials inspection as well. In addition, the trend toward increased international transportation of goods may result in growth in the market for cargo inspection systems that are capable of screening shipping containers for contraband and assisting customs officials in the verification of shipping manifests. Package screening by freight forwarders also represents a potential growing sector, as new regulations in Europe require such screening and awareness of the need for such screening grows in the U.S. We intend to continue to expand our sales and marketing efforts both domestically and internationally, and to capitalize on opportunities to replace, service and upgrade existing security installations. We also intend to continue to develop new security and inspection technologies, such as our real time tomography products, and may enhance and expand our current product offerings through selective acquisitions to better address new applications and security industry demands.

Improving and Complementing Existing Medical Technologies.    We develop and market patient monitoring systems that provide clinicians with critical, real-time patient information and anesthesia delivery systems, ventilators and vaporizers that utilize patient monitoring technologies. As a result, we are able to market and sell many of our various product offerings through shared sales channels and distribution networks. Our efforts to improve our existing medical technologies are focused on making patient information available to care providers both at the bedside as well as in other parts or even away from the hospital, thereby reducing time demands on physicians and nurses, enabling more rapid treatment decisions and improving patient care. Overall, our efforts at improving our existing medical diagnostic and anesthesia delivery technologies will also continue to concentrate on the development of devices that make it possible for institutions from large hospitals to small clinics and physicians’ offices to obtain accurate, precise, reliable and cost-effective results.

Selectively Entering New Markets.    We intend to continue to selectively enter new markets that complement our existing capabilities in the design, development and manufacture of specialized electronic systems and components for critical applications such as security and inspection and medical monitoring and anesthesia systems. We believe that by manufacturing end products that rely on our existing technological capabilities, we will leverage our integrated design and manufacturing infrastructure to capture greater margins and to build a larger presence in new end markets that present attractive competitive dynamics. We intend to achieve this strategy through internal growth and through selective acquisitions.

Acquiring New Technologies and Companies.    Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have developed expertise in our various lines of business and other areas through internal research and development efforts as well as through selective acquisitions. As a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications, we have, since our inception as a company, looked for acquisitions opportunities to broaden our technological expertise and capabilities, lower our manufacturing costs or facilitate our entry into new markets. The following are recent acquisitions we have made:

In August 2002, we purchased a minority equity interest in CXR Limited, a United Kingdom based research and development company that develops real time tomography systems. In June 2004, we increased our equity interest in CXR to approximately 75% and in December 2004 we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, we have agreed to make certain royalty payments based on sales of CXR’s products. In March 2006, our Security division received its first contract for such a system, known as the Rapiscan RTT120 CT. The system is still under development and subject to the inherent risks and uncertainties of product development. There is still no assurance of the successful completion of development, timely or otherwise, or of the characteristics of any final product, or whether such final product will achieve certification by regulatory authorities.

In November 2002, we acquired all the outstanding capital stock of Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based company, for its advanced inspection systems for aviation security, port and border inspection and counter-terrorism. Consideration paid for the acquisition consisted of a combination of our Common Stock and cash of approximately $10.4 million including professional fees associated with the acquisition. In addition, during the five years following the close, contingent consideration is payable based on the sales of certain of its products. The contingent consideration is capped at $34.0 million. As of June 30, 2006, no earn-out payments had been earned or paid.

In August 2003, we acquired the laser-based training systems business of Schwartz Electro-Optics, Inc. in a bankruptcy-court supervised auction in order to augment the defense optoelectronics capabilities of our RapiTec, Inc. subsidiary. At the close of the transaction, we paid approximately $3.7 million including professional fees associated with the acquisition. The acquisition was made through a newly formed, wholly owned subsidiary, OSI Defense Systems, LLC. The acquired business develops and manufactures tactical engagement simulation systems, man worn laser detectors, small arms transmitters, controller guns and a variety of targeting systems for the defense industry. Then, in November 2003, we acquired substantially all remaining assets of Schwartz Electro-Optics, Inc. in a bankruptcy-court supervised auction. We paid approximately $1.6 million, including the assumption of certain liabilities and bankers’ fees. The acquired assets comprise a business for the design, sales and manufacturing of laser-based systems used in traffic management, precision agricultural management and precision mapping and surveying, all of which offered us certain vertical integration opportunities. The business, located in Orlando, Florida, now operates under the name OSI Laserscan.

In October 2003, we acquired the assets of a manufacturing services company specializing in surface mount technology lines and PC board assembly operations for approximately $4.5 million including professional fees associated with the acquisition. The acquisition, made through a wholly-owned subsidiary, OSI Electronics, Inc., improved and expanded the manufacturing services offered by our Optoelectronic Manufacturing division.

In January 2004, we completed the acquisition of Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately-held company located in Sunnyvale,

California. Consideration for the acquisition consisted of an initial cash payment of approximately $17.6 million (net of cash acquired), including acquisition costs. Furthermore, during the seven years following the close, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of June 30, 2006, no contingent consideration payments have been earned or paid. This acquisition broadened our security product portfolio with the addition of the Eagle, a mobile x-ray inspection system that is designed to scan shipping containers at busy seaports.

In March 2004, we completed the acquisition of Spacelabs Medical, Inc. based in Issaquah, Washington, from Instrumentarium Corporation, now a subsidiary of General Electric Company. The acquisition price was approximately $47.9 million in cash (net of cash acquired), including acquisition costs. Spacelabs Medical is a leading global manufacturer and distributor of patient monitoring systems for critical care and anesthesia, wired and wireless networks, clinical information connectivity solutions, ambulatory blood pressure monitors and medical data services. These are areas in which we had considerable interest as they represented a natural extension of our engineering and manufacturing expertise and would add to our presence in the medical device industry. The installed base of Spacelabs Medical’s patient monitoring systems consists of approximately 100,000 units worldwide, with 60,000 in the United States, 30,000 in Europe and 10,000 in Asia. In June 2004, we notified General Electric Company of a working capital and retention bonus adjustment resulting in what we believe to be a downward adjustment of the purchase price in the amount of $25.9 million. In September 2004, General Electric Company responded that it believes the amount of the downward adjustments to be approximately $7.8 million. In June 2005, we filed suit in Delaware seeking specific performance of our agreement with respect to an independent determination of the amount of the purchase price adjustment. The action is currently pending. No amounts have been recorded in the financial statements in relation to the expected reduction in the purchase price.

In February 2005, we completed the acquisition of Blease Medical Holdings Limited, based in Chesham, United Kingdom. We paid $9.3 million in cash (net of cash acquired), including acquisition costs. Furthermore, during the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $11.6 million as of June 30, 2006). The acquisition of Blease expands the portfolio of products offered by our medical monitoring and anesthesia systems companies, enabling us to develop and market products for the perioperative market.

On July 31, 2006, our majority-owned subsidiary, Spacelabs Healthcare, completed the acquisition of the Del Mar Reynolds Cardiac division of Ferraris Group PLC, a company registered in England and Wales. Consideration for the acquisition consisted of an initial cash payment of £13.9 million ($25.2 million), subject to an adjustment of plus or minus £1 million ($1.8 million) based upon revenue and earnings results for Del Mar Reynolds for the 13-month period ending September 30, 2006. Furthermore, contingent consideration of up to £5 million ($9.1 million) is payable if Del Mar Reynolds achieves certain revenue targets during fiscal year 2007. The additional earn-out, if any, may be satisfied, at Spacelabs Healthcare’s discretion, either in cash or by the issuance of Spacelabs Healthcare common stock. This acquisition broadens the portfolio of products that we are able to offer the hospital market, especially in Germany and the United Kingdom, with the addition of cardiac monitoring systems, as well as a core laboratory business that provides clinical trial services to pharmaceutical companies and to clinical research organizations.

Global Branding of our Divisions.    In March 2005, we announced that the products of our Security division, which had previously been sold under various brand names including “Ancore,” “Eagle,” “Metor,” “Rapiscan,” and “Secure,” would be consolidated under one overall name—“Rapiscan Systems.” Since the announcement, all of the products of the companies that comprise our Security division are being marketed under the “Rapiscan Systems” umbrella. In October 2005, Spacelabs Healthcare, a recently formed subsidiary comprising the business operations of our entire Healthcare division, completed an initial public offering of approximately 20% of its total issued and outstanding common stock. The newly issued Spacelabs Healthcare shares currently trade under the ticker symbol “SLAB” on the Alternative Investment Market (AIM), a market administered by the London Stock Exchange. Since this IPO, all of the companies within the Healthcare division operate under the “Spacelabs Healthcare” umbrella. Finally, in February 2006 we announced that our Optoelectronics and Manufacturing division, which had previously marketed its optoelectronic devices under various brand names including “UDT Sensors,” “AME,” “Centro Vision,” “OSI Fibercomm” and “Opto Sensors,” would consolidate them all under a single brand name—“OSI Optoelectronics.” We have undertaken each of these rebranding efforts, in part, in order to improve brand recognition for the broad range of complementary products and services that are offered respectively within each of our Security, Healthcare and Optoelectronics and Manufacturing divisions.

Products and Technology

We design, develop, manufacture and sell products ranging from complex security and inspection systems to medical monitoring and anesthesia systems to discrete optoelectronic devices and value-added subsystems.

Security and Inspection Systems.    We design, manufacture and market security and inspection systems worldwide to end users under the “Rapiscan Systems” name. Rapiscan Systems products are used to inspect baggage, cargo, people, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems products fall into four categories: baggage and parcel inspection, cargo and vehicle inspection, hold (checked) baggage screening and people screening.

As a result of the terrorist attacks of September 11, 2001 and subsequent attacks in other worldwide locations, security and inspection products have increasingly been used at a wide range of facilities other than airports such as border crossings, railway stations, seaports, cruise line terminals, government and military installations and nuclear facilities. As a result of the additional markets, we have successfully diversified sales channels for our security and inspection products.

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

Other cargo and vehicle inspection products automatically and non-intrusively detect chemical signatures indicating the presence of explosives and other contraband through the use of pulsed fast neutron and thermal neutron technologies, as opposed to ionizing radiation. Pulsed fast neutron and thermal neutron technologies permit the operator to inspect cargo, vehicles and containers based on the distinctive chemical composition of various forms of contraband. Our pulsed fast neutron analysis technology uses a penetrating beam of fast neutrons to measure the elemental contents (oxygen, nitrogen, etc.) within scanned objects (cargo containers, trucks, etc.) and identify elemental signatures of explosives, drugs or other contraband. The systems utilizing this technology then display to the system operator a three-dimensional image of the scanned object, identifying the location and type of suspect material found. Our systems utilizing thermal neutron analysis technology use a similar method to detect bulk quantities of explosives and drugs concealed in trucks or cargo containers.

Our Security division is the only competitor in the market offering x-ray, gamma-ray and neutron-based material specific technologies. As a result, we believe we offer the broadest technology platform in the cargo and vehicle inspection systems industry. This broad platform also permits us to offer customers hybrid solutions utilizing two or more of the technologies together, thereby optimizing flexibility, performance and cost to meet the customer’s unique application requirements. Cargo and vehicle inspection systems recently installed or currently underway include system installations in the United States, China, Hong Kong, India, Malaysia, Mexico, Romania, South Korea and Taiwan, among others.

Our Security division also offers people screening products such as a line of “Metor” brand walk-through metal detection products for use at security checkpoints at airports, amusement parts, banks, courthouses, government buildings, sports arenas and other venues. It also offers the Rapiscan Secure 1000 personnel screener, which uses extremely low dose backscatter x-ray imaging to detect contraband and weapons concealed underneath clothing and hair. The Rapiscan Secure 1000 provides enhanced screening compared to metal detectors as it displays anomalies caused by very small amounts of metal as well as non-metallic items. As a result, the Rapiscan Secure 1000 can simultaneously locate and detect conventional metal weapons, as well as ceramic knives, explosives, illicit drugs, precious metals, cameras, recording devices and other contraband or security threats.

The following table sets forth certain information related to the standard security and inspection products that we currently offer. We do, however, also customize our standard products to suit specific applications and customer requirements:

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	TECHNOLOGY	MARKET SEGMENT
Baggage and Parcel Inspection	Rapiscan 500/600 series x-ray systems	Dual-energy x-ray	Checkpoint inspection at airports, prisons, border crossings and government buildings; postal facilities for mail screening
Cargo and Vehicle Inspection	Rapiscan Eagle Rapiscan VEDS Rapiscan GaRDS Rapiscan PFNA	High energy x-ray Thermal Neutron Analysis Gamma ray Pulsed Fast Neutron Analysis	Cargo and vehicle inspection at airports, border crossings and sea ports
Hold Baggage Screening	Rapiscan MVXR 5000 Rapiscan XRD 1000	Multi-view, dual energy x-ray Dual energy x-ray diffraction	Baggage inspection at airports
People Screening	Metor series of metal detectors Rapiscan Secure 1000	Metal detectors X-ray Backscatter	Checkpoint inspection at airports, border crossings, stadiums, prisons and government facilities

Medical Monitoring and Anesthesia Systems.    Our Healthcare businesses design, manufacture and market their products worldwide to end users under several brand names. We sell patient monitoring and connectivity solutions under the “Spacelabs Medical” trade name; diagnostic cardiology monitoring solutions under the “Del Mar Reynolds” trade name; cardiology analysis solutions under the “Hertford Cardiology” and “Spacelabs Medical Data” trade names; and anesthesia systems and components under the “Blease” trade name. In addition, we sell arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools, under the “Dolphin” trade name and peripheral bone densitometers and ultrasound bone densitometers under the “Osteometer” trade name.

Spacelabs Medical products include “Ultraview SL” patient monitors, which are used in perioperative, critical care and emergency ward environments. We also offer patient monitors for virtually all applications in the hospital, including neonatal, pediatric and adult critical and emergency care, as well as anesthesia and sub-acute care. Our patient monitoring systems comprise monitors and central nurse stations connected either wirelessly or through hospital networks, as well as stand alone monitors where the patient data can be transported physically from one monitor to another as the patient is moved. This ensures that hospital staff can access patient data where and when it is required. In addition, these products are “open architecture” in that they are designed to interact with hospital information systems acquired from other vendors. WinDNA, based on Citrix thin client technology, is a feature of many of these products which allows clinicians to view and control Microsoft Windows applications on the patient monitor’s display, eliminating the need for separate terminals in the patient’s room. Attending nurses can thereby check laboratory results and other reports, enter orders, review protocols and do charting right at the patient’s bedside. Inputs can be made using a mouse, keyboard and touchscreen.

For electrocardiograph monitoring or multiparameter monitoring of ambulatory patients, we offer a digital telemetry system. The system operates between 608 and 614 MHz, a band not used for private land mobile radio, business radio services or broadcast analog and digital television. Spacelabs Medical’s “Ultraview” Digital Telemetry solution comprises a lightweight and compact transmitter that enables monitoring of heart rate, ST segment, arrhythmia and continuous SpO2 (Pulse Oximetry). The multiparameter transmitter also integrates with the Spacelabs Medical “Ultralite” ambulatory blood pressure monitor for the transmission of non-invasive blood pressure values to a central station or a multi-disclosure and information system.

We are also a world leader in ambulatory blood pressure monitoring, which is a routine procedure in many European countries and is increasingly being used in the United States. Many physicians are using ambulatory blood pressure monitoring to detect “white coat” hypertension, a condition in which people experience elevated blood pressure in the doctor’s office, but not in their daily lives. Hypertension affects approximately 50 million Americans and is particularly prevalent in the Medicare population. Ambulatory blood pressure monitoring is also used to adjust drug therapies for hypertensive patients. It is estimated that as many as 20% of the patients that are diagnosed with hypertension based on blood pressure measurements taken in their physicians’ offices are not actually hypertensive. Ambulatory blood pressure monitoring helps improve diagnostic accuracy and minimize the associated costs of treatment.

In July 2006, our Healthcare division completed the acquisition of the Del Mar Reynolds Cardiac division of Ferraris Group PLC, in significant part for the purpose of augmenting the division’s diagnostic cardiology product offerings. Del Mar Reynolds has been developing cardiac monitoring systems, including Holter systems and recorders, for over 40 years. Its “Pathfinder” and “Impresario” lines of Holter analyzers offer users interactive control with advanced diagnostic parameters. Its “Lifecard” and “Aria” recorders are worn by patients for up to seven days in order capture heart arrhythmias that may occur in a patient only a few times per week. Patients that may be experiencing even less frequent heart arrhythmias wear its “CardioCall” product, which stays with the patient over several weeks and transmits its findings over the phone to a receiving station in the hospital. In addition to these products, Del Mar Reynolds also offers other diagnostic cardiology products such as the “Voyager” electrocardiogram series; “CardioDirect” and “CH2000” stress test systems.

Our Blease group designs and manufactures anesthesia delivery systems, anesthesia vaporizers and ventilators. Its “Focus,” “Genius” and “Sirius” anesthesia delivery systems provide flexible anesthesia solutions for most operating room environments, anesthesia induction areas, day surgery units, maternity suites, magnetic resonance imaging facilities and other areas where the administration of anesthesia is required. Its “Datum” anesthesia vaporizers and its line of anesthesia ventilators are also designed to be compatible with the anesthesia delivery systems of several other manufacturers. At the forefront in anesthesia ventilation, Blease recognized the needs of clinicians and the clinical benefits of allowing patients to breathe without the assistance of a ventilator (i.e., on their own) as much as possible while undergoing anesthesia. As a result, in 1999 Blease became the first company to offer ventilators that allowed patients to breathe spontaneously while under anesthesia with the respiratory support of the ventilator used only when necessary to overcome the effects of general anesthesia. In addition, by incorporating spirometry loops into its ventilators, which produce graphical displays about the adequacy and state of a patient’s ventilation, clinicians were able to carefully monitor their patients and ensure the efficacy of the mode of ventilation provided.

In August 2006, Blease announced that it had added seven new ventilators to its existing product line, each of which enables clinicians to enhance control over the delivery of ventilation and more finely tune their requirements to a surgical procedure and the individual characteristics of a patient by actively controlling flow into and out of the ventilation drive system, throughout the entire respiratory cycle. In addition, each of these new ventilators works in conjunction with a large 8.4 inch touch screen display, available in either monochrome or color format. This screen, in conjunction with Blease’s proprietary “Touch and Trak” user interface is easy to use, allowing clinicians to focus greater attention on other aspects of patient care.

Our Healthcare division also manufactures and distributes the “DTX-200” and “DexaCare G4” dual energy x-ray forearm densitometers. These products are used to diagnose osteoporosis as well as to provide follow-up bone density measurements. We also manufacture and distribute the “DTU-One,” a calcaneus ultrasound bone sonometer. The “DTU-One” was the first commercially available ultrasound bone sonometer to use an imaging capability for osteoporosis screening.

We develop, manufacture and distribute pulse oximetry instruments and related pulse oximetry sensors under the “Dolphin-2000/3000” and “TruLink” brand names, as well as under private label arrangements. The pulse oximetry sensors we manufacture and sell are compatible with products made by other manufacturers of pulse oximetry technologies. In addition to the market for sensors, we believe that a substantial market exists for disposable supplies such as patient electrodes, specialty graph paper and connecting lead wires that are used with medical devices. As a result, we sell a broad line of such supplies as an adjunct to our medical device and sensor sales. In most cases, these products are obtained from original equipment manufacturers and are manufactured to our specifications.

The following table sets forth certain information related to the standard healthcare products we currently offer:

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	MARKET SEGMENT
Anesthesia Delivery Systems Vaporizers and Ventilators	Datum Vaporizer Focus Genius Sirius 700 series 900 series	Ambulatory surgery centers Operating rooms
Bone Densitometers and Sonometers	DexaCare G4 DTX-200 DTU-one	Medical clinics Physician offices Small hospitals
Patient Data and Information Systems	CardioNavigator Plus Intesys Clinical Suite ICS	All hospital care areas Research facilities
Patient Monitors	ARIA LifeCard CF LifeScreen CardioCollect CardioDirect Impresario Maternal Obstetrical Monitor Pathfinder Tracker Ultraview Ultraview SL 24-hour Ambulatory Blood Pressure Voyager CardioCall	All hospital care areas Medical clinics Physician offices Research facilities
Pulse Oximeters and Sensors	Dolphin 2000/3000 TruLink	All hospital care areas Physician offices
Stress Testing	CH2000 CardioCollect 12S CardioDirect 12S	All hospital care areas Physician offices

Manufacturing Services.    Optoelectronic devices generally consist of both active and passive components. Active components sense light of varying wavelengths and convert the light detected into electronic signals, whereas passive components amplify, separate or reflect light. The active components we manufacture consist of silicon, gallium arsenide and indium gallium arsenide photodetectors. Passive components include lenses, prisms, filters, mirrors and other precision optical products that are used by us in the manufacture of our optoelectronic products or are sold to others for use in telescopes, laser printers, copiers, microscopes and other detection and vision equipment. The devices we manufacture are both standard products and products customized for specific applications and are offered either as components or as subsystems.

We have recently developed two-dimensional back-illuminated detector technology for security, healthcare and industrial computed tomography (CT) applications. This technology overcomes the limitations of conventional detectors by providing finer detector pitch density. This is used in high-resolution multi-slice CT scanners and other applications requiring improved image resolution.

In addition to the manufacture of standard and original equipment manufacturer products, we also specialize in designing and manufacturing customized value-added subsystems for use in a wide range of products and equipment. An optoelectronic subsystem typically consists of one or more optoelectronic devices that are combined with other electronic components and packaging for use in an end product. The composition of a subsystem can range from a simple assembly of various optoelectronic devices that are incorporated into other subsystems (for example, a printed circuit board containing our optoelectronic devices) to complete end-products (for example, pulse oximetry equipment). Furthermore, we have expanded our electronics design and manufacturing capabilities with enhanced box build manufacturing services and PC board assembly capabilities utilizing state-of-the-art automated surface mount technology lines. As a result, we now offer electronics manufacturing services for data and signal processing, amplifier and processor boards for medical equipment, musical tuning and studio hardware, motor controls, power supplies, and several other industrial applications that do not utilize optoelectronic devices.

Markets, Customers and Applications

Security and Inspection Products.    Since entering the security and inspection products market in 1993, we have shipped over 14,000 baggage and parcel inspection and over 50,000 people screening systems to over 75 countries. Our customers include the United States Transportation Security Administration, United States Customs and Border Protection, New York City Police Department and Federal Bureau of Prisons, among others in the United States, as well as Heathrow and Gatwick Airports in the United Kingdom, Chek Lap Kok Airport in Hong Kong, CKS International Airport in Taiwan and the Malaysian Airport Board in Malaysia, among other overseas purchasers.

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

In April 2000, the U.S. government awarded us a contract to provide baggage and parcel inspection systems at selected airports throughout the United States. Under the original contract, the U.S. government had the right to purchase from us up to 800 systems, for which the aggregate purchase price would be approximately $40 million. In January 2005, this contract was extended and $10 million in additional spending was allocated for the purchase of our systems. As a result, in fiscal years 2001 through 2006, our systems sold totaled approximately 1000 systems under this contract. In addition, we currently have a separate contract to service these systems.

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

In the last thirteen years, our Healthcare division has sold over 117,000 patient monitors, 35,000 ambulatory blood pressure monitors and 10,000 anesthesia delivery systems. Our medical monitoring and anesthesia systems business has distributors in over 70 countries and subsidiary or branch offices in the United States, Canada, China, Cyprus, Finland, France, Germany, Greece, India, Italy, Singapore, Malaysia and the United Kingdom.

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

In December 2005, we entered into a three-year, multi-source contract with Premier, Inc., one of the leading hospital and healthcare system alliances in the U.S. Under the contract, we will be able to supply Premier’s approximately 1,500 affiliated hospitals and other healthcare sites with patient monitoring and telemetry equipment.

In May 2006, we entered into a six-year enterprise-wide sole-source contract for Spacelabs Medical patient monitors and telemetry equipment with Children’s Hospitals and Clinics of Minnesota, the largest pediatric healthcare organization in the upper mid-west.

We have sold medical monitoring and anesthesia products to organizations such as Albany Medical Center in Albany, New York and Tulane University Hospital and Clinic in New Orleans, Louisiana, Schüchtermannklinik in Germany, LKW Villach in Austria and Universitätsspital Zürich in Switzerland, among many others.

Optoelectronic Devices and Electronics Manufacturing Services.    Our optoelectronic devices and value-added subsystems are used in a broad range of products by a variety of customers. For example, they are utilized by customers in the following market segments: aerospace and avionics; analytical and medical imaging; fiber optics and telecommunications; gaming; homeland security; healthcare; military and weapons simulation; office automation; and toll and traffic management. Major customers in these segments include: Honeywell, Raytheon, Phillips Medical, JDS Uniphase, Bally Gaming, Gilardoni, Heidenhain, Waterpik Technologies, Invivo Research, Somanetics, Cubic Defense Systems, Lockheed Martin, Xerox and Florida Department of Transportation, among others.

Marketing, Sales and Service

We market and sell our security and inspection products worldwide through a direct sales and marketing staff of approximately 60 employees located in North America, Europe and Asia, in addition to an expansive global network of independent and specialized sales representatives. This sales staff is supported by a service organization of approximately 90 persons located primarily in North America, Europe and Asia, as well as a global network of independent distributors. We also support these sales and customer relations efforts by providing operator training, computerized training and testing equipment, in-country service support, software upgrades and service training for customer technicians.

We market and sell our medical monitoring and anesthesia systems worldwide through a direct sales and marketing staff of approximately 225 sales personnel and 250 service personnel located in North America, Europe and Asia, in addition to a global network of independent distributors. We also support these sales and customer service efforts by providing operator in-service training, software updates and upgrades and service training for customer biomedical staff and distributors.

We market and sell our optoelectronic devices and value-added manufacturing services, through both a direct sales and marketing staff of approximately 35 employees located in, North America, Europe and Asia, and indirectly through a global network of independent sales representatives and distributors. Our sales staff is based in the United States, Norway and Singapore. We also maintain a worldwide network of independent sales representatives and distributors. Our sales staff is supported by an applications engineering group whose members are available to provide technical support, which includes designing applications, providing custom tooling and process integration and developing products that meet customer defined specifications.

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

Our medical monitoring and anesthesia systems are designed at our facilities in Hawthorne, California; Issaquah, Washington and internationally in Malaysia and the United Kingdom. Such systems include mechanical, electrical, digital electronic and software subsystems, all of which are designed by us. We are also currently involved, both in the United States and internationally, in several research projects aimed at improving our medical systems and at expanding our current product line.

Our optoelectronic devices and value-added subsystems are primarily designed and engineered at our facilities in Camarillo, Hawthorne and Newbury Park, California; Orlando, Florida; North Andover, Massachusetts and Ocean Springs, Mississippi, and internationally in India, Malaysia, Norway and Singapore. We engineer and manufacture subsystems to solve the specific application needs of our original equipment manufacturer customers. In addition, we offer entire subsystem design and manufacturing solutions. We consider our engineering personnel to be an important extension of our core sales and marketing efforts.

In addition to close collaboration with our customers in the design and development of our current products, we maintain an active program for the development and introduction of new products, enhancements and improvements to our existing products, including the implementation of new applications of our technology. We seek to further enhance our research and development program and consider such program to be an important element of our business and operations. As of June 30, 2006, we engaged approximately 270 full-time engineers, technicians and support staff. Our research and development expenses were $14.6 million in fiscal year 2004, $30.6 million in fiscal year 2005 and $35.9 million in fiscal year 2006. The increases in fiscal years 2005 and 2006 reflect increased research and development spending by our Security and Healthcare divisions. We intend to continue to invest in our research and development efforts in the future.

Manufacturing and Materials

We currently manufacture our security and inspection systems in Hawthorne, Santa Clara and Sunnyvale, California and Ocean Springs, Mississippi, and internationally in India, Finland, Malaysia and the United Kingdom. We currently manufacture our medical monitoring and anesthesia systems in Hawthorne, California and Issaquah, Washington, and internationally in India, Malaysia, Singapore and the United Kingdom. We currently manufacture our optoelectronic devices and value-added subsystems in Camarillo, Hawthorne and Newbury Park California; North Andover, Massachusetts and Ocean Springs, Mississippi, and internationally in India, Malaysia and Norway. Most of our high volume, labor intensive manufacturing and assembly is performed at our facility in Malaysia. Since most of our customers currently are located in the United States, Europe and Asia, our ability to assemble products in these markets and provide follow-on service from offices located in these regions is an important component of our global strategy.

Our global manufacturing organization has expertise in optoelectronic, microelectronic and integrated value-added assemblies for commercial, medical, aerospace and defense industry applications. Our manufacturing includes silicon wafer processing and fabrication, optoelectronic device assembly and screening, thin and thick film microelectronic hybrid assemblies, surface mounted and thru-hole printed circuit board electronic assemblies and value-added services including complete turn-key and box-build manufacturing. We outsource certain manufacturing operations, including certain sheet metal fabrication and plastic components. The manufacturing process for components and subsystems consists of manual tasks performed by skilled technicians as well as automated tasks.

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

The principal raw materials and subcomponents used in producing our optoelectronic devices and value-added subsystems consist of silicon wafers, ceramics, electronic subcomponents, light emitting diodes, scintillation crystals, passive optical components, printed circuit boards, headers and caps, housings, cables, filters and packaging materials. The silicon-based optoelectronic devices manufactured by us are critical components in most of our subsystems. Since 1987, we have purchased substantially all of the silicon wafers we use to manufacture our optoelectronic devices from Siltronic Corp.

For cost, quality control and efficiency reasons, we generally purchase raw materials and subcomponents only from single vendors with whom we have ongoing relationships. We do, however, qualify second sources for most of our raw materials and critical components, or have identified alternate sources of supply. We purchase the materials pursuant to purchase orders placed from time to time in the ordinary course of business. Although to date none of our divisions has experienced any significant shortages or material delays in obtaining any of its raw materials or subcomponents, it is possible that they may face such shortages or delays in one or more materials in the future.

Patents, Trademarks, Tradenames and Licenses

Trademarks and Tradenames.    We have used, registered and applied to register certain trademarks and service marks to distinguish our products, technologies and services from those of our competitors in the United States and in foreign countries. We enforce our trademark, service mark and trade name rights in the United States and abroad.

Patents.    We hold a number of U.S. and foreign patents relating to various aspects of our security and inspection products, medical monitoring and anesthesia systems and optoelectronic devices and subsystems. Our current patents will expire at various times between 2006 and 2024. However, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

Licenses.    Our Security, Healthcare and Optoelectronics and Manufacturing divisions have each entered into a variety of license arrangements under which they are permitted to manufacture, market, sell and/or service various types of software, data, equipment, components and enhancements to our own proprietary technology.

We believe that our trademarks and tradenames, patents and licenses are important to our business. The loss of some of our trademarks, patents or licenses might have a negative impact on our financial results and operations, however, we operate in a competitive environment with a known customer base and rely mainly on providing our customers with quality products and services to ensure continuing business. Thus, with the exception of the loss of either the Spacelabs® or Rapiscan® trademarks, the impact of the loss of any single trademark, patent or license would not likely have a material adverse effect on our business. We consider the Spacelabs® trademark an important asset and have registered it in approximately forty countries. In addition, following the recent re-branding of our Security division under the “Rapiscan Systems” name, we have instituted a similar registration program for the Rapiscan® trademark.

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

Such regulatory approvals, when granted, may entail limitations on the indicated uses for which a product may be marketed, and such product approvals, once granted, may be withdrawn if problems occur after initial marketing. Manufacturers of FDA-regulated products are subject to pervasive and continuing governmental regulation, including extensive recordkeeping requirements and reporting of adverse experiences associated with product manufacture and use. Compliance with these requirements is costly, and failure to comply can result in, among other things, fines, total or partial suspension of production, product recalls, failure of the FDA to review pending marketing clearances or approval applications, withdrawal of marketing clearances or approvals or even criminal prosecution.

We are also subject to regulation in the foreign countries in which we manufacture and market our medical monitoring and anesthesia systems. For example, the commercialization of medical devices in the European Union is regulated under a system that presently requires all medical devices sold in the European Union to bear the CE mark—an international symbol of adherence to quality assurance standards. Our manufacturing facilities in Hawthorne and Irvine, California; Issaquah, Washington; and in Chesham and Hertford in the United Kingdom are all certified to the International Organization for Standardization’s ISO 13485 standard for medical device companies. They are also certified to the requirements of the European Medical Device Directive 93/42 EEC, which allows them to self-certify that newly manufactured products can bear the CE mark.

We believe we are in material compliance with all applicable federal, state and foreign regulations regarding the manufacture and sale of our medical monitoring and anesthesia delivery systems. Such regulations and their enforcement do, however, constantly change, and we cannot predict what effect, if any, such changes may have on our businesses in the future.

Environmental Regulations

We are subject to various federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling and disposal of certain hazardous substances and wastes used or generated in the manufacturing and assembly of our products. Under such laws, we may become liable for the costs of removal or remediation of certain hazardous substances that have been released on or in our facilities or that have been disposed of off-site as waste. Such laws may impose liability without regard to whether we knew of, or caused, the release of such hazardous substances. We have conducted Phase I environmental site assessments for each of our properties in the United States at which we manufacture products. The purpose of each such report is to identify, as of the date of such report, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, we have conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants. We believe that we are currently in compliance with all material environmental regulations in connection with our manufacturing operations, and that we have obtained all material environmental permits necessary to conduct our business. The amount of hazardous substances and wastes produced and generated by us may increase in the future depending on changes in our operations. Any failure by us to comply with present or future regulations could subject us to the imposition of substantial fines, suspension of production, alteration of manufacturing process or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

During one such investigation, we discovered soil and groundwater contamination at our Hawthorne, California facility. We filed the requisite reports concerning this problem with the appropriate environmental authorities in fiscal year 2001. We have not yet received any response to such reports, and no agency action or litigation is presently pending or threatened. We also have notified the prior owners of the facility and the present owners and tenants of adjacent properties concerning the problem and have requested from such parties agreements to toll of the statute of limitations with respect to actions against such parties with respect to the contamination in order that we may focus our attention on resolution of the contamination problem. Our site was previously used by other companies for semiconductor manufacturing similar to that presently conducted on the site by us, and it is not presently known who is responsible for the contamination or, if required, the remediation. The groundwater contamination is a known regional problem, not limited to our premises or our immediate surroundings.

We have also been informed of soil and groundwater evaluation efforts at a facility that our Ferson Technologies subsidiary previously leased in Ocean Springs, Mississippi. Ferson Technologies occupied the facility between 1993 and 2003. We believe that the owner and previous occupants of the facility have primary responsibility for any remediation that may be required and have an agreement with the facility’s owner under which the owner is responsible for remediation of pre-existing conditions. However, as site evaluation efforts are still in progress, and may be for some time, we are unable at this time to ascertain whether Ferson Technologies bears any exposure for remediation costs under applicable environmental regulations.

Competition

The markets in which we operate are highly competitive and characterized by evolving customer needs and rapid technological change. We compete with a number of other manufacturers, some of which have significantly greater financial, technical and marketing resources than we have. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, adapt more quickly to changes in customer requirements, have stronger customer relationships, have greater name recognition and may devote greater resources to the development, promotion and sale of their products than we do. As a result, we may not be able to compete successfully against designers and manufacturers of specialized electronic systems and components, broadly speaking, or more specifically within the markets for security and inspection systems, medical monitoring and anesthesia systems, or optoelectronic devices. Future competitive pressures may materially and adversely affect our business, financial conditions and results of operations.

In the security and inspection market, competition is based primarily on such factors as product performance, functionality and quality, the overall cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence and breadth of sales and service organization. We believe that our principal competitors in the market for security and inspection products are the Security and Detection Systems division of L-3 Communications Corporation, the Smiths Detection division of Smiths Group plc, American Science and Engineering, Inc., GE Infrastructure, Security, a division of the General Electric Company, Science Applications International Corporation, Control Screening L.L.C., CEIA SpA, Garrett Electronics, Inc. and Nuctech Company Limited. Competition could result in price reductions, reduced margins and loss of market share. In the airline and airport security and inspection market, particularly in the upgrade and replacement market, we also compete for potential customers based on existing relationships between our competitors and the customers. Certain of our competitors established strong relationships with airlines, airports and other transportation security authorities. We believe that the image quality and resolution of certain of our security and inspection products is superior to the image quality offered by many of our competitors’ x-ray based inspection products. Additionally, our true multi-zone metal detection technology provides the ability to detect small metallic objects and offer higher levels of discrimination in weapons-screening applications. Although we also have established relationships with a number of airport and airline customers, we may not be able to compete successfully in the future with existing competitors or new entrants. In the cargo and vehicle inspection systems market, we compete for potential customers based on price, performance and the ability to design both standard and customized products. Several of our competitors have operated in this area for longer than we have. However, due to our recent successes in designing and delivering high-energy x-ray systems, we believe we have demonstrated our ability to compete effectively. Additionally, although our competitors in the cargo and vehicle inspection market each offer products in competition with one or more of our products, our ability to supply high-energy x-ray, gamma-ray and thermal neutron analysis systems means that we offer among the widest array of solutions available from a single supplier. This variety of technologies also permits us to offer unique hybrid systems to our customers that utilize two or more of these technologies, thereby optimizing flexibility, performance and cost to meet the customer’s unique application requirements.

In the medical monitoring and anesthesia delivery market, competition is also based on a variety of factors including product performance, functionality, value and breadth of sales and service organization. We believe that our principal competitors in the market for medical monitoring and anesthesia systems are Cardiac Science Corporation, Criticare Systems, Inc., Mortara Instrument, Philips Medical Systems, GE Healthcare, Dräger Medical, Datascope Corp., Nihon Kohden Corporation, Penlon Limited, Nellcor, a division of Tyco Healthcare and Schiller. Competition could result in price reductions, reduced margins and loss of our market share. We believe that our patient monitoring products are easier to use than the products of many of our competitors because we offer a consistent user interface throughout many of our product lines. In addition to this advantage, the monitoring products of our Spacelabs Medical subsidiary are backward/forward compatible, meaning that new Spacelabs Medical monitors can interface with existing Spacelabs Medical monitor models, thus offering investment protection to our customers. Finally, while some of our competitors are also beginning to introduce portal technology, which allows remote access to data from the bedside monitor, central station or other point of care, we believe that our competing technologies are superior in bringing instant access to labs, radiology and charting at the point of care. Although we have established relationships with a number of large hospitals, we may not be able to successfully compete in the future with existing competitors or with new entrants.

In the optoelectronic devices and subsystems market, competition for optoelectronic devices and value-added subsystems is based primarily on such factors as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and on the ability to provide fully integrated services from application development and design through production. We believe that our major competitors in the optoelectronic device market are PerkinElmer, Inc. and Hamamatsu Corporation. Because we specialize in custom subsystems requiring a high degree of engineering expertise, we believe that we generally do not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components. Competition in the extensive electronic manufacturing services market ranges from multinational corporations with sales in excess of several billions of dollars, to large regional competitors and to small local assembly companies. In our experience, the original equipment manufacturers to whom we provide such services prefer to engage companies that offer both local and lower-cost off-shore facilities. As a result, our primary competition for these services is located in Southern California and in New England, where our U.S. facilities are also located. Such competition includes CTS, Sigmatron International, Sanmina-SCI, Senior Systems Technology, and Benchmark Electronics, among others.

Backlog

We measure our backlog as orders for which purchase orders or contracts have been signed, but which have not yet been shipped and for which revenues have not yet been recognized. We typically ship our security and inspection systems, medical monitoring and anesthesia systems and optoelectronic devices and value-added subsystems within one to several months after receiving an order. However, such shipments may be delayed for a variety of reasons including any special design or engineering requirements of the customer. In addition, large orders of security and inspection products (more than ten machines) typically require more lead-time.

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

As of June 30, 2006, our consolidated backlog totaled approximately $146.8 million, compared to approximately $94.7 million as of June 30, 2005 and approximately $84.9 million at June 30, 2004. We expect to ship most of our backlog as of June 30, 2006 during fiscal year 2007. Sales orders underlying our backlog are firm orders. However, from time to time, we may agree to permit the cancellation of an order on a negotiated basis. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and cannot be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

As of June 30, 2006, we employed approximately 2,580 people, of whom 1,310 were employed in manufacturing, 270 were employed in engineering or research and development, 330 were employed in finance and administration, 320 were employed in sales and marketing and 350 were employed in service capacities. Of the total employees, approximately 1,510 were employed in North America and South America, 670 were employed in Asia and 400 were employed in Europe. Our Advanced Microelectronics AS subsidiary in Norway has 35 employees and our Rapiscan Systems Oy subsidiary in Finland has eight employees who are union members and have collective bargaining rights. None of our other employees are unionized. We have never experienced a work stoppage or strike, and management believes that its relations with employees are good.

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

Our Internet address is: http://www.osi-systems.com. We make available, free-of-charge through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended and reports filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended. We do so as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission.

ITEM 1A. RISK	FACTORS

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

We encounter aggressive competition from numerous competitors in many areas of our business. In the security and inspection and medical monitoring and anesthesia systems markets, competition is based primarily on such factors as product performance, functionality and quality, cost, prior customer relationships, technological capabilities of the product, price, certification by government authorities, local market presence and breadth of sales and service organization. In the optoelectronic devices and electronics manufacturing markets competition is based primarily on factors such as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and on the ability to provide fully-integrated services from application development and design through volume subsystem production. We may not be able to compete effectively with all of our competitors. To remain competitive, we must develop new products and enhance our existing products and services in a timely manner. We anticipate that we may have to adjust prices of many of our products to stay competitive. In addition, new competitors may emerge, and entire product lines or service offerings may be threatened by new technologies or market trends that reduce the value of these product lines or service offerings.

The September 11, 2001 terrorist attacks and the creation of the U.S. Department of Homeland Security have increased financial expectations that may not materialize.

The September 11, 2001 terrorist attacks and the subsequent creation of the U.S. Department of Homeland Security have created increased interest in our security and inspection systems, however, we are not certain whether the level of demand will continue to be as high as it is now. We do not know what solutions will continue to be adopted by the U.S. Department of Homeland Security as a result of the terrorism and whether our products will be a part of the solution. Additionally, should our products be considered as a part of the future security solution, it is unclear what the level may be and how quickly funding to purchase our products may be made available. These factors may adversely impact us and create unpredictability in revenues and operating results.

If operators of our security and inspection systems fail to detect weapons, explosives or other devises that are used to commit a terrorist act, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage.

Our business exposes us to potential product liability risks that are inherent in the development, manufacturing, sale and service of security inspection systems. Our customers use our security and inspection systems to help them detect items that could be used in performing terrorist acts or other crimes. Some of our security and inspection systems require that an operator interpret an image of suspicious items within a bag, parcel, container or other vessel. Others signal to the operator that further investigation is required. In either case, the training, reliability and competence of the customer’s operator is crucial to the detection of suspicious items. Furthermore, security inspection by technological means is circumstance and application-specific. In addition, our security and inspection systems are not designed to work under all circumstances. We test the reliability of our security and inspection systems during both their development and manufacturing phases. We also perform such tests if we are requested to perform installation, warranty or post-warranty servicing. However, our security inspection systems are advanced mechanical and electronic devices and therefore can malfunction. In addition, there are also many other factors beyond our control that could lead to liability claims should an act of terrorism occur. The September 11, 2001 and 1993 World Trade Center bombing attacks, and the potential for future attacks, have caused commercial insurance for such threats to become extremely difficult to obtain. It is very likely that, should we be found liable following a major act of terrorism, the insurance we currently have in place would not fully cover the claims for damages.

Our medical monitoring and anesthesia systems could give rise to product liability claims that could materially and adversely affect our financial condition and results of operations.

The development, manufacturing and sale of medical devices expose us to significant risk of product liability claims and, sometimes, product failure claims. We face an inherent business risk of financial exposure to product liability claims if the use of our medical devices results in personal injury or death. Substantial product liability litigation currently exists within the medical device industry. Some of our medical monitoring and anesthesia systems businesses have, in the past, been subject to product liability claims and/or product recalls. To date, no such claim or recall has had a significant impact on our operations. Future product liability claims may exceed the limits of our insurance coverages or such insurance may not continue to be available to us on commercially reasonable terms, or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities, or in excess of insured liabilities, could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

We intend to continue to make investments in companies, products and technologies, either through acquisitions, investments or alliances. Acquisition and alliance activities often involve risks, including: (i) difficulty in assimilating the acquired operations and employees; (ii) difficulty in managing product co-development activities with our alliance partners; (iii) difficulty in retaining the key employees of the acquired operation; (iv) disruption of our ongoing business; (v) inability to successfully integrate the acquired technologies and operations into our businesses and maintain uniform standards, controls, policies and procedures; and (vi) lacking the experience necessary to enter into new product or technology markets successfully. In addition, from time to time, our competitors acquire or enter into exclusive arrangements with companies with whom we do business or may do business in the future. Reductions in the number of partners with whom we may do business in a particular context may reduce our ability to enter into critical alliances on attractive terms or at all, and the termination of an existing alliance by a business partner may disrupt our operations.

Economic, political and other risks associated with international sales and operations could adversely affect our sales.

In fiscal year 2004, revenues from shipments made outside of the United States accounted for approximately 41% of our revenues, 40% in fiscal year 2005 and 42% in fiscal year 2006. Of the revenues generated during fiscal year 2006 from shipments made to customers outside of the United States, 46% represented sales made by subsidiaries based in United States to foreign customers, and the balance represented sales generated by foreign subsidiaries. Since we sell certain of our products worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, and therefore employees, suppliers, real property, capital equipment, cash and other assets are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets;

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

•	trade protection measures and import or export licensing requirements;

•	differing legal and court systems;

•	differing tax laws and changes in those laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor laws and changes in those laws;

•	differing protection of intellectual property and changes in that protection; and

•	differing regulatory requirements and changes in those requirements.

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have our independent registered public accounting firm attest to these controls.

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

We expect to continue to expend significant resources in complying with the documentation and testing procedures required by the Sarbanes-Oxley Act of 2002. However, there will remain an ongoing risk that we will not comply with all of its requirements.

If our independent registered public accounting firm differs from us in its interpretation of the requirements imposed on us by the Sarbanes-Oxley Act of 2002, or if it is not satisfied with our internal controls over financial reporting or with the level at which such controls are documented, operated or reviewed, we may be delayed in filing reports with the Securities and Exchange Commission, our independent registered public accounting firm may decline to attest to our management’s assessment or it may issue a qualified report. In addition, if our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with its audit of our financial statements and if it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we could receive a qualified or adverse audit opinion in connection with those financial statements.

Accordingly, we may not receive a favorable report from our independent registered public accounting firm regarding our internal controls over financial reporting and the operating effectiveness of our internal controls over financial reporting. If we identify material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or if we receive an adverse report from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and the market for our Common Stock could be adversely affected.

Our operations are subject to certain risks and uncertainties associated with the listing in the United Kingdom of common stock of Spacelabs Healthcare.

In October 2005, we announced the initial public offering in the United Kingdom of 13.5 million previously unissued shares of common stock (representing approximately 20% of its total issued and outstanding shares) of Spacelabs Healthcare, a newly formed subsidiary composed of the business operations of our Healthcare division. These shares currently trade under the ticker symbol “SLAB” on the Alternative Investment Market (AIM), a market administered by the London Stock Exchange. The value of these shares, and consequently the value of the shares in Spacelabs Healthcare that we retained following the placing, is subject to stock price fluctuations as well as fluctuations in the British pound, the currency in which the shares trade. A downturn in the performance of equity markets in the United Kingdom generally, or on the AIM specifically, could depress the value of the Spacelabs Healthcare shares that we own.

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

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of June 30, 2006, we owned five facilities. Three are located in Hawthorne, California (combined, approximately 88,000 square feet). They are used by each of our Security, Healthcare and Optoelectronics and Manufacturing divisions for administrative, manufacturing, engineering, sales and marketing functions. They also constitute our corporate headquarters. We also own one building in Salfords, England (approximately 59,000 square feet). Our Security and Healthcare divisions use this facility for manufacturing, engineering, sales and marketing functions. Additionally we own a facility in Ocean Springs, Mississippi (approximately 19,000 square feet). Our Security and Optoelectronics and Manufacturing divisions use this facility for manufacturing, engineering, sales and marketing functions.

As of June 30, 2006, we leased all of our other facilities. The following table lists our principal physical properties (i.e., facilities greater than 30,000 square feet):

Location	Description of Facility	Approximate Square Footage	Expiration
Camarillo, California	Manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	60,000	2010

Hawthorne, California	Manufacturing, engineering, sales and marketing and service for our Security division	41,600	2009

Santa Clara, California (1)	Manufacturing, engineering, sales and marketing for our Security division	36,000	2006

North Andover, Massachusetts	Manufacturing, engineering, sales and marketing for our Optoelectronics and Manufacturing division	35,200	2010

Issaquah, Washington (2)	Manufacturing, engineering, sales and marketing and service for our Healthcare division	202,600	2014

Feucht, Germany (3)	Manufacturing, engineering, sales and marketing and service for our Healthcare division	74,500	2006-2008

Hyderabad, India (4)	Manufacturing and engineering for our Security, Healthcare and Optoelectronics and Manufacturing divisions	45,800	2009

Johor Bahru, Malaysia (5)	Manufacturing, engineering sales and service for our Security and Optoelectronics and Manufacturing divisions	96,600	2006-2007

(1)	This lease of the 36,000 square foot facility in Santa Clara, California expires in December 2006. Currently, we do not intend to renew this lease and expect to move into a larger facility nearby.
(2)	This lease of the 202,600 square foot facility in Issaquah, Washington is composed of two leases in the same facility. One is a 107,000 square foot facility lease and the other is a 95,600 square foot facility lease. Both leases expire in December 2014.

(3)	This lease of the 74,500 square foot facility in Feucht, Germany is composed of three leases in the same facility: (i) two 27,800 square foot facility leases that expire in October 2006 and (ii) a 18,900 square foot facility lease that expires in 2008. We expect to renew the two leases that expire in October 2006 on substantially similar terms.
(4)	The lease of the 45,800 square foot facility in Hyderabad, India is composed of three leases in the same or in a nearby facility: (i) a 19,800 square foot facility lease that expires in 2009, (ii) a 19,600 square foot facility lease that expires in 2009 and (iii) a 6,400 square foot facility lease that expires in 2009.
(5)	The lease of the 96,600 square foot facility in Johor Bahru, Malaysia is composed of four leases in the same or in nearby facilities: (i) a 76,000 square foot facility lease that expires in December 2006, (ii) a 17,000 square foot facility lease that expires in January 2007 and (iii) two 1,800 square foot facility leases that expire in October 2006. We expect that both the 76,000 square foot facility and 17,000 square foot facility leases will be renewed on similar terms. We intend to renew one of the 1,800 square foot facility leases for an additional six-month period, but do not currently intend to renew the other 1,800 square foot facility lease.

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

In November 2002, L-3 Communications Corporation brought suit against us in the District Court for the Southern District of New York seeking a declaratory judgment that L-3 Communications Corporation had not breached its obligations to us concerning the acquisition of PerkinElmer’s Security Detection Systems Business. We asserted counterclaims against L-3 Communications Corporation for, among other things, fraud and breach of fiduciary duty. On May 24, 2006, the jury in the case returned a verdict in our favor and awarded us $125 million in damages. The jury found that L-3 Communications Corporation had breached its fiduciary duty to us and had committed fraud. The jury awarded us $33 million in compensatory damages and $92 million in punitive damages. In addition, the jury also found that we had breached a confidentiality agreement and awarded L-3 Communications Corporation nominal damages of one dollar. L-3 Communications Corporation is seeking to have the verdict reduced or set aside.

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

In February 2005, Electromedical, a Greek distribution company, filed an action in the courts of Greece claiming that Spacelabs Medical orally agreed to appoint Electromedical as Spacelabs’ exclusive Greek distributor, but failed to do so. Electromedical claims that it incurred significant expenses as a result of Spacelabs’ actions and demands Euro 872,414 (approximately $1.1 million as of June 30, 2006) in compensation.

In October 2005, Security Detection Systems, Inc. filed a complaint alleging that certain “Metor” brand people screening systems sold by our Security division infringe a specified patent held by Security Detection Systems, Inc. The trial is scheduled to commence on April 16, 2007 in the U.S. District Court for the Western District of Texas, El Paso Division. Without admitting liability or wrongdoing by either party, on July 31, 2006, the parties settled the matter dismissing all related claims and counterclaims. Under the terms of the settlement we will pay $100,000.

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

Stock Market and Other Information

Our Common Stock is traded on The NASDAQ Stock Market under the symbol “OSIS.”

The following table sets forth the high and low sale prices of a share of our Common Stock as reported by The NASDAQ Stock Market on a quarterly basis for the fiscal years ended June 30, 2005 and June 30, 2006. The prices shown reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2005:	High	Low
Quarter ended September 30, 2004	$19.97	$14.41
Quarter ended December 31, 2004	$23.40	$15.50
Quarter ended March 31, 2005	$22.70	$16.06
Quarter ended June 30, 2005	$17.78	$13.80

2006:	High	Low
Quarter ended September 30, 2005	$18.44	$14.41
Quarter ended December 31, 2005	$19.34	$14.60
Quarter ended March 31, 2006	$23.34	$18.13
Quarter ended June 30, 2006	$21.38	$16.60

As of September 20, 2006, there were approximately 100 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)
April 1, 2006 to April 30, 2006	—	—	—	1,330,923
May 1, 2006 to May 31, 2006	—	—	—	1,330,973
June 1, 2006 to June 30, 2006	—	—	—	1,330,973

Total	—	—	—	1,330,973

(1)	In March 1999, our Board of Directors authorized a stock repurchase program for the repurchase of up to 2 million shares of our Common Stock. In September 2004, we increased the number of shares available for repurchase under the stock repurchase program by 1 million shares. At June 30, 2006, 1,330,973 shares were available for repurchase under the program.

Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of June 30, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,778,678	$17.93	517,571
Equity participation plans not approved by security holders	—	—	—

Total	1,778,678	$17.93	517,571

(1)	Includes shares of our Common Stock issuable upon exercise of options from our 1987 Incentive Stock Option Plan and our 1997 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2006 and is derived from our consolidated financial statements. The consolidated financial statements as of June 30, 2005 and 2006, and for each of the years in the three-year period ended June 30, 2006, are included elsewhere in this Annual Report on Form 10-K. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2002	2003	2004 (1)	2005 (1)	2006
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues	$124,230	$182,644	$247,069	$385,041	$452,686
Cost of goods sold	85,908	122,661	163,712	243,415	276,025

Gross profit	38,322	59,983	83,357	141,626	176,661
Operating expenses:
Selling, general and administrative	21,647	29,160	54,161	116,245	138,428
Research and development	6,434	8,865	14,638	30,537	35,839
Goodwill amortization	402	—	—	—	—
Management retention bonus (2)	—	—	1,104	1,824	623
Restructuring costs (3)	—	—	1,061	—	800

Total operating expenses	28,483	38,025	70,964	148,606	175,690

Income (loss) from operations	9,839	21,958	12,393	(6,980)	971
Other income (expense):
Gain on sale of marketable securities (4)	—	1,767	376	—	349
Write-off of deferred acquisition costs (5)	—	(608)	—	—	—
Write down of equity investments (6)	—	(1,433)	(247)	(182)	—
Other income (7)	—	—	—	—	475
Interest expense	(653)	(380)	(283)	(807)	(1,558)
Interest income	814	1,166	863	196	267

Income (loss) before income taxes and minority interest	10,000	22,470	13,102	(7,773)	504
Provision (benefit) for income taxes	3,000	6,521	3,316	(5,309)	1,090

Income (loss) before minority interest	7,000	15,949	9,786	(2,464)	(586)
Minority interest	(79)	(156)	170	69	(1,772)

Net income (loss)	$6,921	$15,793	$9,956	$(2,395)	$(2,358)

Net income (loss) available to common shareholders (diluted)	$6,921	$15,793	$9,956	$(2,502)	$(2,738)

Basic earnings (loss) per common share	$0.63	$1.13	$0.68	$(0.15)	$(0.14)

Diluted earnings (loss) per common share	$0.60	$1.09	$0.65	$(0.15)	$(0.17)

Weighted average shares outstanding (diluted)	11,478,371	14,513,374	15,236,399	16,222,998	16,516,652

	Year Ended June 30,
	2002	2003	2004 (1)	2005 (1)	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$67,604	$94,246	$39,879	$14,623	$13,799
Working capital	115,631	141,916	147,543	130,375	162,156
Total assets	175,358	229,538	331,801	347,120	403,498
Long-term debt	4,463	1,838	32	4,852	5,483
Total debt	7,088	4,463	2,553	21,103	17,591
Total shareholders’ equity (8)	135,734	180,399	227,482	223,627	248,947

(1)	Results of operations for the fiscal years ended June 30, 2004 and 2005, and our financial position as of June 30, 2004 and 2005 incorporate the effect of several acquisitions, including that of Spacelabs Medical. See Item 7. “Management’s Discussions and Analysis of Financial Condition and Results of Operations.”
(2)	Represents an expense resulting from retention obligations of key personnel of Spacelabs Medical. For the year ended June 30, 2006, the expense had the effect of decreasing income from operations by $0.6 million, and net income and net income available to common shareholders by $0.4 million. For the year ended June 30, 2005, the expense had the effect of decreasing income from operations by $1.8 million, and net income and net income available to common shareholders by $1.1 million. For the year ended June 30, 2004, the expense had the effect of decreasing income from operations by $1.1 million, and net income net income available to common shareholders by $0.8 million.
(3)	Represents charges resulting from consolidating and restructuring certain subsidiaries. For the fiscal year ended June 30, 2006, the charge had the effect of decreasing income from operations by $0.8 million, and net income and net income available to common shareholders by $0.5 million. For the fiscal year ended June 30, 2004, the charge had the effect of decreasing income from operations by $1.1 million, and net income and net income available to common shareholders by $0.8 million.
(4)	Represents the gain on the sale of marketable securities classified as available-for-sale.
(5)	Represents professional fees and other transaction costs related to our agreement with L-3 Communications Corporation for the joint acquisition of certain detection and security businesses then owned by PerkinElmer, Inc. In November 2002, L-3 Communications Corporation terminated this transaction prior to consummation.
(6)	Represents the recognition of an other-than-temporary impairment of an equity investment.
(7)	As of June 30, 2006, we had a $25.4 million foreign currency forward contract outstanding to buy British pounds in anticipation of the Del Mar Reynolds acquisition. Transaction gains during the year ended June 30, 2006 include a $0.5 million gain related to this contract. In July 2006, the Del Mar Reynolds acquisition closed and the foreign currency forward contract settled, resulting in a fiscal year 2007 loss of $0.1 million.
(8)	The increase in fiscal year 2006 includes $26.3 million received from the issuance of subsidiary stock. The increase in fiscal year 2004 includes net proceeds of $31.0 million received under a private placement. The increase in fiscal year 2003 includes net proceeds of $20.5 million received under a private placement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products in diversified markets, including homeland security, healthcare, defense and aerospace.

We have three operating divisions: (a) Security, providing security and inspection systems; (b) Healthcare, providing medical monitoring and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for applications in the defense and aerospace markets, among others. All inter-company sales are eliminated in consolidation. Additional information concerning reporting segments is available in Note 15 to our consolidated financial statements.

In our Security division, we design, manufacture and market security and inspection systems. The products of this division are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband and to screen people. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Overall, these products fall into four categories: baggage and parcel inspection, cargo and vehicle inspection, hold baggage screening and people screening.

In our Healthcare division, we design, manufacture and market medical monitoring and anesthesia systems. The products of this division include network and connectivity solutions, ambulatory blood pressure monitors and related services as well as cardiac monitoring and diagnostic services. Additional products include arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools and peripheral bone densitometers and ultrasound bone sonometers.

In our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide value-added manufacturing services. The products and services of this division are provided to original equipment manufacturers, as well as to our own Security and Healthcare divisions. The products and services of this division are used in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical diagnostics, computed tomography (CT), fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. This division also designs, manufactures and markets weapons simulation systems and toll and traffic management systems.

In fiscal year 2006, revenues from the Security division totaled $135.1 million, or approximately 30% of our revenues; revenues from the Healthcare division totaled $220.6 million, or approximately 49% of our revenues and revenues from the Optoelectronics and Manufacturing division amounted to $97.0 million, or approximately 21% of revenues.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. As a result, actual results may differ from such estimates. The following summarizes our critical accounting policies and significant estimates used in preparing our consolidated financial statements:

Revenue Recognition.    We recognize revenue upon shipment of products when title and risk of loss passes, and when terms are fixed and collection is probable. In accordance with the terms of Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force 00-21 “Revenue Arrangements with Multiple Deliverables,” where installation services, if provided, are essential to the functionality of the equipment, we defer the portion of revenue for the sale attributable to installation until we have completed the installation. When terms of sale include subjective customer acceptance criteria, we defer revenue until the acceptance criteria are met. Concurrent with the shipment of the product, we accrue estimated product return reserves and warranty expenses. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not the customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of the revenue we recognize. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product.

We undertake projects that include the design, development and manufacture or fabrication of large, complex cargo and vehicle inspection systems that are specially customized to our customers’ specifications or that involve fixed-site construction. We record sales under such contracts under the percentage-of-completion method in accordance with Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We record costs and estimated revenues as we perform work based on the percentage that incurred costs bear to estimated total costs, utilizing the most recent estimates of costs. If our current contract estimate indicates a loss, we make provision for the total anticipated loss in the current period. Critical estimates made by management related to revenue recognition under the percentage-of-completion method include the estimation of costs at completion and the determination of the overall margin rate on the specific project.

We recognize revenues from separate service maintenance contracts ratably over the term of the agreements. For other services, we recognize service revenues as we perform the services. Deferred revenue for services arises from advance payments received from customers for services not yet performed. We record billed shipping and handling fees as revenue and the associated costs as cost of goods sold.

Accounts Receivable.    The allowance for doubtful accounts involves estimates based on management’s judgment, review of individual receivables and analysis of historical bad debts. We adjust customer credit limits based upon each customer’s payment history and current credit worthiness, as determined by credit information available at that time. We monitor collections and payments from our customers and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Inventory.    Inventory is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. We write down inventory for slow-moving and obsolete inventory based on assessments of future demands, market conditions and customers who may be experiencing financial difficulties. If these factors were to become less favorable than those projected, additional inventory write-downs could be required.

Deferred Tax Asset Valuation Allowance.    We record a valuation allowance to reduce our deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that we will not realize some portion or all of our deferred tax assets. We base our determination of the need for a valuation allowance on an on-going evaluation of past and current evidence, including, among other things, historical earnings, estimates of future earnings, the backlog of customer orders and the expected timing of deferred tax asset reversals. We charge or credit adjustments to the valuation allowance to income tax expense in the period in which we make these determinations. If we determine that we will be able to realize our deferred tax assets in the future in excess of its net recorded amount, then we make an adjustment to our deferred tax assets to increase net income in the period that we make this determination. Likewise, if we determine that we will not be able to realize all or part of our net deferred tax assets in the future, then we establish a valuation allowance for the deferred tax asset and reduce net income in the period that we make this determination.

Goodwill.    We account for goodwill and intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” We assess impairment on an annual basis or on an interim basis if events occur or circumstances change that reduce the fair value of a reporting unit below its carrying value. This assessment requires that we determine the fair value of each reporting unit as compared to its carrying value. We determine the fair value of our reporting units on the income approach which requires that we use estimates of future revenues, cash flows and capital expenditures, as well as market trends and growth. We believe these estimates and assumptions to be reasonable, although they are inherently unpredictable and uncertain and actual results may differ from these estimates.

Stock-Based Compensation Expense.    Effective July 1, 2005, we adopted SFAS 123(R) using the modified prospective approach and therefore have not restated results for prior periods. Under this approach, awards that are granted, modified or settled after July 1, 2005 have been and will be measured and accounted for in accordance with SFAS 123(R). Unvested awards that were granted prior to July 1, 2005 will continue to be accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”), except that compensation cost will be recognized in our results of operations. Pursuant to the provisions of SFAS 123(R), we record stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants.

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

The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock, (ii) dividend yield, (iii) risk-free interest rates and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). In addition, SFAS 123(R) requires us to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, stock-based compensation expense could differ significantly from the amounts we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as necessary. We recognize the cumulative effect on current and prior periods of a change in the estimated forfeiture rate as compensation cost in earnings in the period of the revision. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially in the future. See Note 9 (Stock-based Compensation) to the consolidated financial statements for a further discussion of stock-based compensation.

Results of Operations

Net Revenues

The table below and the discussion that follows are based upon the way we analyze our business. See Note 15 to the financial statements for additional information about business segments.

	2004	% of Net Sales	2005	% of Net Sales	2006	% of Net Sales	2004-2005 % Change	2005-2006 % Change
	(Dollars in millions)
Security	$117.8	48%	$123.2	32%	$135.1	30%	5%	10%
Healthcare	60.7	25%	195.7	51%	220.6	49%	222%	13%
Optoelectronics / Manufacturing	84.0	34%	84.6	22%	125.9	28%	1%	49%
Intercompany Revenue	(15.4)	(7)%	(18.5)	(5)%	(28.9)	(7)%	20%	57%

Total Sales	$247.1		$385.0		$452.7		56%	18%

2006 compared with 2005.    Net revenues for the fiscal year ended June 30, 2006, increased $67.7 million, or 18%, to $452.7 million from $385.0 million for the comparable prior-year period.

Revenues for the Security division for the fiscal year ended June 30, 2006, increased $11.9 million, or 10%, to $135.1 million, from $123.2 million for the comparable prior-year period. The increase was primarily attributable to a $11.5 million, or 12%, increase in revenues in our baggage, parcel inspection and people screening product lines, and a $0.4 million, or 1%, increase in revenues from the cargo and vehicle inspection product lines.

Revenues for the Healthcare division for the fiscal year ended June 30, 2006, increased $24.9 million, or 13%, to $220.6 million from $195.7 million for the comparable prior-year period. The increase was primarily attributable to higher patient monitoring sales as well as to the inclusion of a full year of revenues from Blease Medical Holdings, Limited, a company we acquired in February 2005. The increase in revenues was partially offset by a decline in sales in pulse oximetry products.

Revenues for the Optoelectronics and Manufacturing division for the fiscal year ended June 30, 2006 increased $30.9 million, or 47%, to $97.0 million, from $66.1 millions for the comparable prior-year period net of intercompany eliminations. The increase was primarily attributable to higher contract manufacturing and commercial optoelectronic sales, partially offset by a decline in sales of defense optoelectronics. In addition, during fiscal year 2006, the division recorded intercompany sales of $28.9 million, compared to $18.5 million in the comparable prior-year period. Such sales, which are made to the Security and Healthcare divisions, are eliminated in consolidation.

2005 compared with 2004.    Net revenues for the fiscal year ended June 30, 2005 increased by $137.9 million, or 56%, to $385.0 million, compared to $247.1 million for the fiscal year ended June 30, 2004.

Revenues for the Security division increased by $5.4 million, or 5%, to $123.2 million, compared to $117.8 million for fiscal year 2004. The increase was primarily attributable to an increase in the sales volume of our people screening systems and an increase in service revenues, offset by lower sales of baggage and parcel inspection systems to the U.S. Transportation Security Administration.

Revenues for the Healthcare division increased by $135.0 million, or 222%, to $195.7 million, compared to $60.7 million for fiscal year 2004 net of intercompany eliminations. The increase was primarily attributable to the inclusion of the revenues of Spacelabs Medical, a company we acquired in March 2004. The increase was also attributable to the inclusion of revenues of Blease, a company we acquired in February 2005, as well as to growth in our pulse oximetry business. Net revenues for Spacelabs Medical and Blease for the fiscal year ended June 30, 2005 was $178.6 million, as compared to $47.2 million for the fiscal year ended June 30, 2004.

Revenues for the Optoelectronics and Manufacturing division decreased by $2.5 million, or 4%, to $66.1 million, compared to $68.6 million for fiscal year 2004. This result was primarily due to lower sales of defense optoelectronics, offset partially by increased sales of commercial optoelectronics.

Gross Profit

The following table provides a summary of our gross profit:

	2004	% of Net Sales	2005	% of Net Sales	2006	% of Net Sales
	(Dollars in millions)
Gross profit	$83.4	33.7%	$141.6	36.8%	$176.6	39.0%

2006 compared with 2005.    Our gross profit increased $35.0 million, or 25%, to $176.6 million for the fiscal year ended June 30, 2006, from $141.6 million for the comparable prior-year period. Our gross margin increased to 39.0%, from 36.8% in the comparable prior-year period. The increase in gross margin was primarily attributable to: (i) improved gross margins in the Security division due to favorable changes in its product mix and increased sales and (ii) increased sales of patient monitoring systems by our Healthcare division, which resulted in improved gross margins as the division was able to leverage its fixed cost structure coupled with successful cost reduction initiatives.

2005 compared with 2004.    Our gross profit increased $58.2 million, or 70%, to $141.6 million, for the fiscal year ended June 30, 2005, compared to $83.4 million for fiscal year 2004. As a percentage of revenues, gross profit increased to 36.8% in fiscal year 2005 from 33.7% in fiscal year 2004. The increase in gross margin was primarily attributable to the inclusion of Spacelabs Medical, which generally enjoys higher gross margins than our other businesses, but also higher operating expenses. The increase is also attributable to a change in estimated warranty provision of approximately $2.1 million due to lower than expected warranty claims on a specific product sold by our Healthcare division. The increase was partially offset by the negative impact on margins of cargo and vehicle inspection projects undertaken by the Security division, consisting of either first-of-a-kind projects with new technologies, or development grants with minimal margins and large up-front engineering costs. The increase was also partially offset by lower sales of defense optoelectronics.

Operating Expenses

	2004	% of Net Sales	2005	% of Net Sales	2006	% of Net Sales	2004-2005 % Change	2005-2006 % Change
	(Dollars in millions)
Selling, general and administrative	$54.2	21.9%	$116.2	30.2%	$138.4	30.6%	114%	19%
Research and development	14.6	5.9%	30.6	7.9%	35.9	7.9%	110%	17%
Restructuring changes	1.1	0.4%	—	—	0.8	0.2%	NM	NM
Management retention bonus	1.1	0.5%	1.8	0.5%	0.6	0.2%	64%	(67)%

Total operating expenses	$71.0	28.7%	$148.6	38.6%	$175.7	38.9%	109%	18%

Selling, general and administrative

2006 compared with 2005.    Selling, general and administrative (“SG&A”) expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For fiscal year 2006, SG&A expenses increased by $22.2 million, or 19%, to $138.4 million from $116.2 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses in fiscal year 2006 increased to 30.6%, from 30.2% in the comparable prior-year period. The increase in SG&A expenses in fiscal year 2006 over the comparable prior-year period was primarily attributable to: (i) a $5.1 million increase in spending on legal fees primarily in support of ongoing litigation with L-3 Communications Corporation and with Science Applications International Corporation, (ii) a $3.3 million increase in corporate administrative spending to support the overall growth of our businesses, (iii) a foreign currency exchange loss of $1.8 million, compared to a foreign currency exchange loss of $0.2 million for the comparable prior-year period, (iv) the recognition of $4.5 million in stock compensation expense under SFAS 123(R) which was adopted on July 1, 2005 related to employee stock options and employee stock purchases, (v) a $2.6 million increase due to the inclusion of the SG&A expenses of Blease for a full year and (vi) and an increase of approximately $6.9 million in general sales and administrative support costs to support the growth in all three of our business segments. The increase in SG&A expenses was partially offset by the impact of a net decrease in the amount of bad debt expense recorded for a previously disclosed international receivable for our cargo and vehicle inspection product line of approximately $1.7 million as compared with an amount expensed in fiscal year 2005.

2005 compared with 2004.    For the year ended June 30, 2005, SG&A expenses increased by $62.0 million, or 114%, to $116.2 million, compared to $54.2 million for fiscal year 2004. As a percentage of revenues, SG&A expenses increased to 30.2% in fiscal year 2005 from 21.9% in fiscal year 2004. The increase in SG&A expenses for fiscal year 2005 as compared to the prior-year period was primarily attributable to the inclusion of SG&A expenses of Spacelabs Medical, a company we acquired in March 2004, Blease, a company we acquired in February 2005 and Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation), a company we acquired in January 2004. The SG&A expenses of these three companies totaled $61.7 million for the fiscal year ended June 30, 2005, compared to $16.9 million for the fiscal year ended June 30, 2004. The increase was also partially attributable to higher sales and marketing expenses by our Security division related to efforts aimed at developing a broader market for cargo and vehicle inspection and hold baggage screening systems, as well as the establishment of a bad debt reserve of $2.5 million for an international cargo and vehicle inspection system receivable. Finally, our corporate group also contributed to the increase in SG&A expenses due to higher legal expenses related to two legal proceedings, implementation expenses incurred to comply with the Sarbanes-Oxley Act of 2002, increased administrative headcount, outside consulting fees and legal settlement costs related to a dispute with the former president of Spacelabs Medical. Legal expenses related to two legal proceedings and implementation expenses related to compliance with the Sarbanes-Oxley Act of 2002 were $6.6 million for the fiscal year ended June 30, 2005, as compared to $1.9 million for the fiscal year ended June 30, 2004. These expenses were partially offset by collections of approximately $1.8 million in recoveries of accounts receivable previously written off.

Research and development

2006 compared with 2005.    Research and development expenses include research related to new product development and product enhancement expenditures. For fiscal year 2006, research and development expenses increased $5.3 million, or 17%, to $35.9 million, from $30.6 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 7.9% in fiscal year 2006, compared to 7.9% in the comparable prior-year period. The increase in research and development expenses was primarily attributable to: (i) incremental spending of approximately $2.5 million by our Healthcare division to ramp up for the development of next generation medical monitoring products, (ii) $2.4 million in increased spending by our Security division primarily to support the development of Hold Baggage Screening systems and (iii) the recognition of $0.5 million in stock compensation expense under SFAS 123(R) related to employee stock options and employee stock purchases which was adopted on July 1, 2005.

2005 compared with 2004.    For the year ended June 30, 2005, such expenses increased by $16.0 million, or 110%, to $30.6 million, compared to $14.6 million in fiscal year 2004. As a percentage of revenues, research and development expenses increased to 7.9% in fiscal year 2005 from 5.9% in fiscal year 2004. The increase in research and development spending was partially due to the inclusion of the research and development of Spacelabs Medical, a company we acquired in March 2004, Blease, a company we acquired in February 2005 and OSI Laserscan a business we began to operate in November 2003. Research and development expenses for these three businesses amounted to $15.1 million for fiscal 2005, as compared to $4.0 million for fiscal 2004. The increase in research and development expense was also attributable to increased spending on our automated hold baggage screening and cargo and vehicle inspection systems.

Restructuring charges.    In fiscal year 2006, we consolidated manufacturing processes and facilities of certain businesses within each of our Security and our Optoelectronics and Manufacturing divisions. These consolidations resulted in a pre-tax restructuring charge of $0.8 million, consisting primarily of: (i) lease obligation charges of $0.6 million, (ii) a property and equipment write-off of $0.1 million and (iii) severance and other expenses of $0.1 million. In fiscal year 2004, we consolidated manufacturing processes and facilities of certain businesses of our Healthcare and Optoelectronics and Manufacturing divisions. These consolidations resulted in a pre-tax charge of $1.1 million, consisting primarily of write-offs of equipment and leasehold improvements of $1.0 million that were retired during the period. We recorded these charges as restructuring charges in our consolidated financial statements for the fiscal year ended June 30, 2004. In fiscal years 2006 and 2004, we calculated these charges in accordance with SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Exit or Disposal Activities.” In fiscal year 2005, we incurred no such restructuring charges.

Management retention bonus.    In March 2004, we completed the acquisition of Spacelabs Medical. As a result of the acquisition, we assumed management retention bonus agreements for key personnel of Spacelabs Medical. These retention bonuses vested over a two year period. We expensed $1.1 million, $1.8 million and $0.6 million in the three years ended June 30, 2004, 2005 and 2006, respectively. As of June 30, 2006, we had no further obligations under these agreements.

Non-Operating Income and Expenses

	2004	% of Net Sales	2005	% of Net Sales	2006	% of Net Sales	2004-2005 % Change		2005-2006 % Change
	(Dollars in millions)
Gain on sale of marketable securities	$0.3	0.2%	$—	—%	$0.3	—%	NM	%	NM	%
Write down of equity investments	(0.2)	(0.1)%	(0.2)	(0.1)%	—	—%	(26)%		NM	%
Other income	—	—%	—	—%	0.5	0.1%	NM	%	NM	%
Interest income	0.9	0.3%	0.2	0.1%	0.3	—%	(77)%		36%
Interest expense	(0.3)	(0.1)%	(0.8)	(0.2)%	(1.6)	(0.3)%	185%		93%

Total non-operating income (expense)	$0.7	0.3%	$(0.8)	(0.2)%	$(0.5)	(0.4)%	NM	%	NM	%

Gain on sale of marketable securities.    In fiscal year 2006, we realized a gain on sale of marketable securities of approximately $0.3 million related to the disposition of shares we acquired of a private company in connection with the Spacelabs Medical acquisition. We had no such sales in fiscal year 2005. In fiscal year 2004, we realized a gain on sale of marketable securities of approximately $0.3 million.

Write down of equity investments.    In each of fiscal years 2005 and 2004, we recorded a write down of equity investments of $0.2 million.

Other income.    In fiscal year 2006, we entered into a $25.4 million foreign currency forward contract to buy British pounds in anticipation of the Del Mar Reynolds acquisition. Consistent with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we have concluded that this contract did not qualify for hedge accounting treatment and should instead be booked as an unrealized gain as of June 30, 2006. The amount of the unrealized gain was $0.5 million. In July 2006, the Del Mar Reynolds acquisition was completed and the foreign currency forward contract settled, resulting in a fiscal year 2007 loss of $0.1 million. In fiscal 2005, no other income was recognized.

Interest income.    In fiscal year 2006, we earned interest income of $0.3 million, compared to $0.2 million in fiscal year 2005. The increase in interest income for fiscal year 2006 was due to the increasing interest rates. For fiscal year 2005, we earned interest income of $0.2 million, compared to $0.9 million for fiscal year 2004. The decrease in interest income for fiscal year 2005 was due to the decrease in interest earning deposits as compared with the prior year level.

Interest expense.    In fiscal year 2006, we incurred interest expense of $1.6 million, compared to $0.8 million in fiscal year 2005. The increase in expense was primarily attributable to (i) an increase in borrowings in the current year to support our working capital requirements and (ii) rising interest rates. In fiscal year 2005, our interest expense was $0.8 million, compared to $0.3 million in fiscal year 2004. The increase in expense was due to an increase in borrowings in fiscal year 2005 as compared to fiscal year 2004.

Provision (benefit) for income taxes.    In fiscal year 2006, we recorded income tax expense of $1.1 million, or 216.3% of pre-tax income, compared to $5.3 million of income tax benefit, or (68.3%) of pre-tax loss in fiscal year 2005. The increase in the effective tax rate was primarily attributable to (1) the inclusion of incentive stock options expense in total compensation expense due to the adoption of SFAS 123(R) in fiscal year 2006, which does not qualify for a tax deduction resulting in a 146.4% increase to our effective tax rate and (2) the repatriation of dividend income from Malaysia which qualified for an 85% exemption from federal income taxes which resulted in a 71.3% increase to our effective tax rate. Our effective tax rate is also dependent on the mix of income from U.S. and foreign locations due to rate tax differences between countries.

In fiscal year 2005, we recorded an income tax benefit of $5.3 million, compared to a tax provision of $3.3 million for fiscal year 2004. As a percentage of income before provision for income taxes and minority interest, the benefit for income taxes was 68% for fiscal year 2005, compared to a provision for income taxes of 25.3%

for fiscal year 2004. Included in the tax benefit for fiscal year 2005 is approximately $3.5 million of benefit due to the outcome of a study conducted with the assistance of our outside tax advisors to determine available research and development tax credits. In addition, our effective tax rate is dependent on the mix of income/loss from U.S. and foreign locations due to tax rate differences between countries.

Liquidity and Capital Resources

Cash and equivalents as of June 30, 2006 were $13.8 million, a decrease of $0.8 million from $14.6 million as of June 30, 2005.

Net cash used in operating activities for the fiscal year ended June 30, 2006 was $12.2 million. The cash used primarily consisted of (i) a net loss of $2.4 million offset in part by adjustments for non-cash items such as depreciation and amortization of $14.2 million, stock-based compensation expenses of $5.4 million, provisions for losses on accounts receivable of $2.8 million and minority interest in net income (loss) of subsidiary of $1.8 million, (ii) an increase in inventory of $13.7 million and accounts receivable of $31.7 million due to the timing of production and product shipments, (iii) an increase in other receivables of $4.3 million. Cash used in operating activities was offset in part by an increase in accounts payable of $9.1 million, an increase in deferred revenue of $3.2 million and an increase in other accrued expenses and current liabilities of $3.0 million.

Net cash used in investing activities was $16.3 million for the fiscal year ended June 30, 2006, which consisted primarily of capital expenditures of $16.0 million required to support the overall growth of our businesses.

Net cash provided by financing activities was $26.7 million for the fiscal year ended June 30, 2006, which primarily consisted of cash received of $26.3 million from the initial public offering in October 2005 of a minority interest in Spacelabs Healthcare. We utilized a portion of these proceeds to repay approximately $4.9 million on our short-term borrowings.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we may repurchase up to 3,000,000 shares of our common stock. During fiscal year 2006, we did not repurchase any shares under this program. As of June 30, 2006, 1,330,973 shares were available for additional repurchase under the program. We retire the treasury shares as they are repurchased and record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

Credit Agreements

In May 2005, we entered into a second amended and restated credit agreement with Bank of the West, which provided for a $50.0 million senior revolving line of credit, including a letter of credit, foreign exchange facility and an acquisition credit facility, which were secured by substantially all of the assets of our U.S. subsidiaries and our stock ownership in two significant foreign subsidiaries.

At June 30, 2006, $10.2 million was outstanding under the revolving line of credit and $11.2 million was issued and outstanding under the letter of credit facility at an interest rate of 8.75%, as of June 30, 2006.

On July 18, 2006, we entered into a Third Amended and Restated Credit Agreement with Bank of the West. As amended, the agreement provides for a $35 million senior revolving line of credit, including a letter of credit and foreign exchange facility, each of which are secured by substantially all of our U.S. assets, including our stock ownership of 80% of Spacelabs Healthcare. Interest on the revolving loans is based, at our option, on either the bank’s prime rate plus up to 0.5% (based on our financial performance), or on the British Bankers Association Interest Settlement Rate for deposits in U.S. dollars plus up to 2.5% (based on our financial performance). We have made customary representations, warranties and covenants in the Third Amended and Restated Credit Agreement, including certain financial covenants, such as maintaining a specified tangible net worth; ratio of total liabilities to effective tangible net worth; ratio of earnings before interest and taxes to interest paid in cash; pre-tax loss limitations; and capital expenditure limitations, among others. The agreement expires on July 18, 2009.

In order to provide our Healthcare division with a separate line of credit, we bifurcated our arrangement with Bank of the West. As a result, on July 18, 2006, Spacelabs Healthcare also entered into a Credit Agreement with Bank of the West. The agreement provides for a $10 million senior revolving line of credit, including a letter-of-credit and foreign exchange facility, and a $27.4 million loan to fund the purchase of the Del Mar Reynolds cardiology division of Ferraris Group PLC, a company registered in England and Wales. The Credit Agreement is secured by substantially all of the assets of the U.S. subsidiaries of our Healthcare division. Interest on the revolving loans is based, at our option, on either the bank’s prime rate, plus up to 0.5% (based on Spacelabs Healthcare’s financial performance), or on the British Bankers Association Interest Settlement Rate for deposits in U.S. dollars plus up to 2.5% (based on Spacelabs Healthcare’s financial performance). Spacelabs Healthcare has made customary representations, warranties and covenants in the Credit Agreement, including certain financial covenants such as maintaining a specified tangible net worth; ratio of current assets to current liabilities; ratio of earnings before interest, taxes, depreciation and amortization less non-financed capital expenditures and dividends paid or declared to interest paid plus the current portion of long-term debt and capitalized lease obligations; and ratio of indebtedness to earnings before interest taxes depreciation and amortization, among others. The agreement expires on July 18, 2009.

Our Rapiscan Systems Pte. Ltd. subsidiary in Singapore has entered into a revolving line of credit agreement with the Singapore branch of an Indian bank. This line of credit provides for various types of short term borrowing of up to 4.95 million Singapore dollars (approximately $3.1 million at June 30, 2006). Borrowings under the line of credit bear interest at the bank’s prime rate (9.0% at June 30, 2006) plus from 1.0% to 1.25% depending on the type of loan. Borrowings under the line of credit are secured by the assets of our Rapiscan Systems Pte. Ltd subsidiary. At June 30, 2006, there were no amounts outstanding under the revolving line of credit. Dolphin Medical Pte. Ltd subsidiary in Singapore has entered into a revolving line of credit agreement with the Singapore branch of an Indian bank. This line of credit provides for secured overdraft/inventory borrowings up to 1.6 million Singapore dollars (approximately $1.0 million at June 30, 2006). Borrowings under the line of credit bear interest at the bank’s prime rate (9.0% at June 30, 2006) plus 1.25% under the line of credit are secured by the inventory of our Dolphin Medical Pte. Ltd. subsidiary. At June 30, 2006, there were no amounts outstanding under the revolving line of credit. The credit agreements for our Rapiscan Systems Pte. Ltd. subsidiary and our Dolphin Medical Pte. Ltd. subsidiary are guaranteed by us up to 3.9 million Singapore dollars (approximately $2.5 million at June 30, 2006) in total. These facilities expire in January 2007 and we believe that they will be renewed on similar terms.

Our Advanced Micro Electronics AS subsidiary has entered into a loan agreement with a Norwegian bank that provides for revolving line of credit borrowings of up to 10,000,000 Norwegian kroners (approximately $1.6 million at June 30, 2006). Borrowings under this line of credit bear interest at a variable rate, which was 4.5% at June 30, 2005 and 5.25% at June 30, 2006. Borrowings under this line of credit are secured by certain assets of Advanced Micro Electronics. At June 30, 2006, there were no amounts outstanding under this line of credit. This facility expires in March 2007 and we believe that it will be renewed on similar terms.

In December 2004, our Rapiscan Systems subsidiary in the United Kingdom entered into a bank loan of $5.3 million with a United Kingdom based bank to fund the acquisition of land and buildings in Salfords, England. We co-located certain of our Security and Healthcare division operations in this facility. The loan is repayable over a twenty-year period, with quarterly payments due of £34,500 (approximately $63,800 at June 30, 2006). Outstanding borrowings bear interest at three-month LIBOR (5.9605% at June 30, 2006) plus 1.2% and are payable on a quarterly basis. Of our outstanding balance, $0.3 million is due during the next twelve months and the balance of $4.5 million is due over a long-term basis.

Our Rapiscan Systems subsidiary in the United Kingdom also has a loan agreement with a United Kingdom based bank that provides for an overdraft facility up to a maximum amount of £1.25 million (approximately $2.3 million at June 30, 2006) outstanding at any one time. Such amounts are secured by certain assets of our Rapiscan Systems subsidiary in the United Kingdom. At June 30, 2006, £0.4 million (approx $0.7 million) was outstanding under the overdraft facility. Outstanding borrowings bear interest at a base rate (4.5% at June 30, 2006) plus 1.35% per annum. The agreement also provides for a £3.25 million (approximately $6.0 million at June 30, 2006) facility for tender and performance bonds and a £1.0 million (approximately $1.9 million at June 30, 2006) facility for the purchase of foreign exchange contracts and letters of credit. At June 30, 2006, nothing was outstanding under foreign exchange contracts and letters of credit. These facilities are secured by certain assets of our Rapiscan Systems subsidiary in the United Kingdom and we have further guaranteed these obligations up to £1.0 million (approximately $1.9 million at June 30, 2006). As of June 30, 2006, £2.7 million (approximately $4.9 million at June 30, 2006) was outstanding under the performance bond facility. These facilities expire in April 2007 and we believe that they will be renewed on similar terms.

Our Opto Sensors subsidiary in Malaysia has a loan agreement with a Malaysian bank that provides for overdraft borrowings of up to 3.0 million Malaysian ringgits (approximately $0.8 million at June 30, 2006). Borrowings under the line of credit bear interest at the bank’s base lending rate (6.25% at June 30, 2006) plus 1.75%. Interest is payable monthly. As of June 30, 2006, no amounts were outstanding under this loan agreement. Borrowings under this loan agreement are secured by certain assets of our Opto Sensors subsidiary in Malaysia and are guaranteed by us up to 3.0 million Malaysian ringgits (approximately $0.8 million at June 30, 2006). This facility expires in March 2007 and we believe that it will be renewed on similar terms.

Our Opto Sensors subsidiary in Malaysia also has an agreement with a Malaysian bank that provides for 17 million Malaysian ringgits (approximately $4.6 million at June 30, 2006) under a performance bond facility. As of June 30, 2006, 2.2 million Malaysian ringgits (approximately $0.6 million at June 30, 2006) were outstanding under this facility. The agreement provides for overdraft borrowings up to 5.0 million Malaysian ringgits (approximately $1.4 million at June 30, 2006). Borrowings under the overdraft facility bear interest at the bank’s base lending rate (6.25% at June 30, 2006) plus 1.75%. At June 30, 2006, no amounts were outstanding under the overdraft facility. The agreement also provides an import line of credit up to 2.0 million Malaysian ringgits (approximately $0.5 million at June 30, 2006). At June 30, 2006 no amounts were outstanding under the import line of credit. Borrowings under this loan agreement are secured by certain assets of our Opto Sensors subsidiary in Malaysia and are guaranteed by us up to 14.2 million Malaysian ringgits (approximately $3.9 million at June 30, 2006). This facility expires in January 2007 and we believe that it will be renewed on similar terms.

Our Rapiscan Systems subsidiary in Finland has an agreement with a Finnish bank that provides for 0.5 million euros (approximately $0.7 million at June 30, 2006) under a tender and performance bond facility. As of June 30, 2006, 0.2 million euros (approximately $0.3 million) were outstanding under this facility. The agreement also provides for a foreign currency overdraft facility up to 0.5 million euros (approximately $0.6 million at June 30, 2006). At June 30, 2006, no amounts were outstanding under the facility. Borrowings under these facilities bear interest rate at the bank’s prime lending rate (3% at June 30, 2006) plus 1.0%. These facilities expire in February 2007 and we believe they will be renewed on similar terms.

Our Spacelabs Medical subsidiary has an arrangement with a bank in the United States that provides for up to $0.1 million in letters of credit and $0.4 million in overdraft borrowings. The overdraft borrowings portion bears interest at the bank’s prime rate (8.25% at June 30, 2006) plus 3%. There were no outstanding letters of credit or outstanding amounts under the overdraft borrowing portion of the facility as of June 30, 2006. The facility is guaranteed by us.

Our Spacelabs Medical subsidiary has an agreement with a bank in the United States that provides a bid bond of $0.8 million that was required in connection with a tender related to the potential sale of products in a foreign country. The bid bond is secured by a money market account in the amount of $0.8 million. The bid bond expired on July 22, 2006.

We believe that cash from operations, existing cash and lines of credit will be sufficient to meet our cash requirements for the foreseeable future.

Other Contractual Obligations and Commitments

In fiscal year 2005, we committed to enter into new leases for computer equipment associated with a master lease agreement previously entered into with Dell Financial Services. The master lease agreement provided for the leasing of computer equipment over a period of 36 months. We have recorded the new leases that are associated with the master lease agreement as capital leases. The master lease agreement permits us to lease up to $1.0 million in equipment. As of June 30, 2006, $0.2 million was outstanding under these capital leases.

In November 2004, we entered into an agreement with an independent contractor for the design and manufacture of a patient monitor for our Spacelabs Medical subsidiary. Under the agreement we are required to buy a minimum number of monitors from the manufacturer during each year of the term of the agreement at a fixed price. We may provide one year’s notice to terminate the agreement without cause at any time following the completion of the second year of the term of the agreement. Given this termination right, our minimum commitment under this agreement amounts to three years of purchases, which totals approximately $8.9 million. We expect to take delivery on the first units under this agreement in fiscal year 2007.

Under the terms and conditions of the purchase agreements associated with the following acquisitions, we may be obligated to make additional payments:

In August 2002, we purchased a minority equity interest in CXR Limited, a United Kingdom based research and development company that develops real time tomography systems. In June 2004, we increased our equity interest in CXR to approximately 75% and in December 2004 we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest we have agreed to make certain royalty payments based on sales of CXR’s products. As of June 30, 2006, no royalty payments had been earned.

In November 2002, we acquired all of the outstanding capital stock of Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based company. During the five years following the close, contingent consideration is payable based on the sales of certain of its products. The contingent consideration is capped at $34.0 million. As of June 30, 2006, no earn-out payments had been earned.

In January 2004, we completed the acquisition of Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately held company located in Sunnyvale, California. During the seven years following the close, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of June 30, 2006, no earn out payments have been earned and paid.

In February 2005, we completed the acquisition of Blease. During the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $11.6 million as of June 30, 2006). As of June 30, 2006, no earn-out payments had been earned.

The following is a summary of our contractual obligations and commitments at June 30, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total debt (excluding capital lease obligations) (1)	$17,343	$11,860	$1,279	$667	$3,537
Capital lease obligations	$248	$248	$—	$—	$—
Operating leases	$51,080	$10,070	$14,750	$10,754	$15,506
Purchase obligations	$8,940	$2,980	$5,960	$—	$—
Defined benefit plan obligation	$4,206	$442	$135	$781	$2,848

Total contractual obligations	$81,817	$25,600	$22,124	$12,202	$21,891

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Standby letters of credit	$12,055	$6,549	$5,506	$—	$—
Performance bonds	$5,819	$2,272	$2,014	$1,533	$—

Total commercial commitments	$17,874	$8,821	$7,520	$1,533	$—

(1)	We have presented the outstanding balance of $10.9 million on bank lines of credit at June 30, 2006, as due within less than one year in order to conform to the classification in the accompanying consolidated financial statements. In addition, our total debt obligations exclude interest costs due to their variable nature.

Off Balance Sheet Arrangements

As of June 30, 2006, we had no off balance sheet arrangements other than those previously disclosed as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

In March 2005, the FASB issued FIN 47 “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN 47”). This interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 had no impact on our financial statements.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). Previously, APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions retrospectively to prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have not yet determined the impact that this interpretation will have on our consolidated financial statements.

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

In September 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 provides guidance on whether two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction within the scope of APB No. 29, “Accounting for Nonmonetary Transactions.” In addition, EITF 04-13 indicates whether nonmonetary exchanges of inventory within the same line of business should be recognized at cost or fair value. EITF 04-13 was effective as of April 1, 2006. There has been no impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our consolidated financial statements.

Related-Party Transactions

In 1994, we, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our chairman and chief executive officer owns a 10.5% interest, and the president of Rapiscan Systems owns a 4.5% ownership interest. Our initial investment was $108,000. For the years ended June 30, 2004, 2005 and 2006 our equity earnings in the joint venture amounted to $317,000, $213,000 and $432,000 respectively, and were included in SG&A expenses. During the year ended June 30, 2001, we increased our initial investment by $39,000. Our ownership interest remained at 36% as all the shareholders increased their respective investments proportionately. We, our chairman and chief executive officer and the president of Rapiscan Systems collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of our subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for the fiscal years ended June 30, 2004, 2005, and 2006 were approximately $677,000, $178,000 and $96,000, respectively.

We have contracted with entities owned by members of our Board of Directors to provide messenger services, auto rental and printing services. Included in cost of sales, selling, general and administrative expenses for the fiscal years ended June 30, 2004, 2005 and 2006, are approximately $70,000, $60,000 and $60,000 for messenger service and auto rental, respectively, and $73,000, $67,000 and $79,000 for printing services, respectively.

UNAUDITED QUARTERLY RESULTS

The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2005 and 2006 (in thousands):

	Quarter Ended
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
	(Unaudited)
Revenues	$87,644	$102,531	$94,153	$100,713
Costs of goods sold	53,854	66,079	60,975	62,507

Gross profit	33,790	36,452	33,178	38,206

Operating expenses:
Selling, general and administrative expenses	24,793	25,595	30,165	35,692
Research and development	6,670	7,066	7,306	9,495
Management retention bonus	549	549	288	438

Total operating expenses	32,012	33,210	37,759	45,625

Income (loss) from operations	1,778	3,242	(4,581)	(7,419)
Write down of equity investment	—	—	182	—
Interest income (expense)—net	33	5	(126)	(523)

Income (loss) before provision for income taxes and minority interest	1,811	3,247	(4,889)	(7,942)
Provision (benefit) for income taxes	570	789	(1,961)	(4,707)
Minority interest	69	—	—	—

Net income (loss)	$1,310	$2,458	$(2,928)	$(3,235)

Basic earnings (loss) per common share	$0.08	$0.15	$(0.18)	$(0.20)

Diluted earnings (loss) per common share	$0.08	$0.15	$(0.18)	$(0.20)

	Quarter Ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
	(Unaudited)
Revenues	$101,870	$117,138	$108,092	$125,586
Costs of goods sold	64,917	71,999	65,019	74,090

Gross profit	36,953	45,139	43,073	51,496

Operating expenses:
Selling, general and administrative expenses	33,415	33,515	33,805	37,693
Research and development	8,731	8,700	8,851	9,557
Restructuring charges	800	—	—	—
Management retention bonus	521	51	51	—

Total operating expenses	43,467	42,266	42,707	47,250

Income (loss) from operations	(6,514)	2,873	366	4,246
Gain on sale of investment	—	349	—	—
Other income	—	—	—	475
Interest expense—net	(531)	(330)	(145)	(285)

Income (loss) before provision for income taxes and minority interest	(7,045)	2,892	221	4,436
Provision (benefit) for income taxes	(2,856)	1,861	(820)	2,905
Minority interest	—	(946)	(30)	(796)

Net income (loss)	$(4,189)	$85	$1,011	$735

Basic earnings (loss) per common share	$(0.26)	$0.01	$0.06	$0.04

Diluted earnings (loss) per common share	$(0.26)	$0.00	$0.06	$0.04

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

Foreign Currency

The accounts of our operations in each of the following countries are maintained in the following currencies: Singapore (Singapore dollars), Malaysia (Malaysian ringgits), United Kingdom (UK pounds sterling), Norway (Norwegian kroners), India (Indian rupees), Hong Kong (Hong Kong dollars), China (Chinese yuan renminbi), Canada (Canadian dollars) and Cyprus (Cypriot pounds). The accounts of our operations in each of the following countries are maintained in euros: Austria, Finland, France, Germany, Greece and Italy. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholder’s equity. We included transaction losses of approximately $0.2 million in income for fiscal year 2005 and $1.8 million for fiscal year 2006. A hypothetical 10% change in the relevant currency rates at June 30, 2006 would not have a material impact on our financial position or results of operations.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts and interest rate swaps. We purchase forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and to reduce our exposure associated with acquisitions. We do not use the contracts for trading purposes. As of June 30, 2006, we had a $25.4 million foreign currency forward contract outstanding to buy British pounds in anticipation of the Del Mar Reynolds acquisition. There were no foreign exchange contracts or interest rate swaps outstanding as of June 30, 2005.

Importance of International Markets

International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, wars and other political instability. For the year ended June 30, 2006, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on our consolidated revenues and results of operations. Despite changes in monetary policy in Malaysia, including the de-pegging of the Malaysian ringgit to the U.S. dollar, we believe that our foreign currency exposure in Malaysia will not be significant in the foreseeable future. We continue to perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing with local currencies in our foreign business transactions, we are at risk with respect to foreign currency fluctuations.

Inflation

We do not believe that inflation has had a material impact on our results of operations.

Interest Rate Risk

All highly liquid investments with maturity of three months or less are classified as cash equivalents and recorded in the balance sheet at fair value. Short-term investments are comprised of high-quality marketable securities.

The principal maturity and estimated value of our long-term debt exposure as of June 30, 2005 are as follows (in thousands):

	Maturity						Total	Fair Value
	2006	2007	2008	2009	2010	2011 and thereafter
Long-term debt
Secured long term loan and capital lease obligations	$499	$508	$267	$247	$247	$3,583	$5,351	$5,351
Average interest rate	6.2%	6.2%	6.2%	6.2%	6.2%	6.2%	6.2%

The principal maturity and estimated value of our long-term debt exposure as of June 30, 2006 are as follows (in thousands):

	Maturity						Total	Fair Value
	2007	2008	2009	2010	2011	2012 and thereafter
Long-term debt
Secured long term loans and capital lease obligations	$1,251	$625	$654	$402	$265	$3,537	$6,734	$6,734
Average interest rate	7.1%	7.1%	7.1%	7.1%	7.1%	7.1%	7.1%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We make reference here to the Index to Consolidated Financial Statements that appears on page F-1 of this report. The Report of Independent Registered Public Accounting Firm from Deloitte & Touche LLP, the Report of Independent Registered Public Accounting Firm from Moss Adams LLP, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 23, 2006, Deloitte & Touche LLP resigned as our independent registered public accountants. The resignation was accepted by the Audit Committee of our Board of Directors.

The reports of Deloitte & Touche LLP on our consolidated financial statements for the years ended June 30, 2004 and 2005 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principle, except as discussed in the following sentence. Deloitte & Touche LLP’s report on our June 30, 2005 consolidated financial statements included an explanatory paragraph related to the restatement of the June 30, 2003 and 2004 pro forma stock compensation fair value disclosures. In connection with its audit of the effectiveness of our internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, Deloitte & Touche LLP expressed an unqualified opinion on our assessment of the effectiveness of our internal control over financial reporting, and an adverse opinion in its report dated September 28, 2005 on the effectiveness of our internal control over financial reporting due to two material weaknesses as more fully described below. The Audit Committee of our Board of Directors discussed the subject matter of the adverse opinion with Deloitte & Touche LLP prior to the September 28, 2005 report. We authorized Deloitte & Touche LLP to respond fully to any inquiries of its successor concerning the subject matter of the September 28, 2005 report and any other matters.

During the years ended June 30, 2004 and 2005 and through the subsequent interim period through the date of their resignation, there were no disagreements between Deloitte & Touche LLP and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Deloitte & Touche LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports, other than as discussed in this paragraph. In connection with Deloitte & Touche LLP’s review of our interim financial statements for the quarter ended September 30, 2004, we had a disagreement with Deloitte & Touche LLP, which was resolved to Deloitte & Touche LLP’s satisfaction prior to the filing of our Quarterly Report on Form 10-Q for that period. The disagreement related to the application of accounting principles used to recognize revenue upon shipment of x-ray scanning equipment to a third-party warehouse on September 28, 2004. We recorded adjustments to our financial statements for the three-month period ended September 30, 2004, in order to decrease revenue and cost of sales by $1.4 million and $1 million, respectively. The Audit Committee of our Board of Directors discussed such disagreement with Deloitte & Touche LLP. We authorized Deloitte & Touche LLP to respond fully to the inquiries of any successor accountant concerning the subject matter of this disagreement.

In connection with its audit for fiscal year 2005, Deloitte & Touche LLP advised us that it believed that the following matters constituted material weaknesses. These material weaknesses were reported in Item 9A of our Form 10-K for that fiscal year.

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

2) We identified certain transactions recorded as revenue by one of our Canadian subsidiaries in the period ended June 30, 2005 that did not meet the criteria for revenue recognition in such period. These errors resulted from a deficiency in the operation of controls requiring the supervisory review of year-end revenue transactions to ensure proper cutoff at year end. The errors associated with these transactions totaled approximately $1.4 million.

During the three months ended December 31, 2005, two additional material weaknesses were identified as follows:

1) Income Taxes—During the calculation of our tax provision, we did not correctly apply FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods,” which resulted in a material error in the tax provision for the three and six month periods ended December 31, 2005. Additionally, we did not correctly apply FASB Statement No. 109, “Accounting for Income Taxes,” with respect to the three month period ended December 31, 2005. Specifically, we did not provide for deferred tax liabilities in connection with the sale of newly issued subsidiary stock.

2) Financial Reporting and Disclosure—Subsequent to the issuance of our unaudited consolidated financial statements for the six months ended December 31, 2004, we determined that our consolidated statement of cash flows for the six months ended December 31, 2004 incorrectly reflected cash lease incentives as a financing activity. The cash lease incentives should have been classified as an operating activity. We corrected this presentation in the financial statements filed on Form 10-K for the year ended June 30, 2005. Our proposed statement of cash flows for the six months ended December 31, 2005, included a comparative statement of cash flows for the six months ended December 31, 2004. In that proposed statement of cash flows for the comparable prior-year period, we failed to make a correction to the classification of the cash lease incentives. This presentation was corrected prior to finalization of our Form 10-Q for the quarter ended December 31, 2005. As presented in our Form 10-Q for the quarter ended December 31, 2005, the comparative statement of cash flows for the six months ended December 31, 2004 properly classified the cash lease incentives as an operating activity. Additionally, our financial reporting and disclosure controls failed to detect that we had incorrectly classified $6.0 million of deferred rent, including the liability recorded in conjunction with the cash lease incentive detailed above, and a portion of deferred revenues as current liabilities in the proposed December 31, 2005 consolidated balance sheet. This presentation was corrected prior to the finalization of our Form 10-Q for the quarter ended December 31, 2005. As presented in our Form 10-Q for the quarter ended December 31, 2005, deferred rent and a portion of deferred revenues are presented as non-current liabilities.

We have undertaken measures to address each of the material weaknesses described above. However, Deloitte & Touche LLP has not reviewed such measures.

In performing their audit of our financial statements for the fiscal years ended June 30, 2004 and 2005 and in their reviews of interim financial statements, Deloitte & Touche LLP also advised us of the following significant deficiencies in its internal control over financial reporting, which are described here as further disclosure. These significant deficiencies, taken individually or in combination, do not rise to the level of material weakness.

With the exception of the items identified with respect to the three months ended December 31, 2005, we have undertaken measures to address the items described below. However, Deloitte & Touche LLP has not reviewed such measures.

Significant Deficiencies identified for the fiscal year ended June 30, 2005:

1) Review of Obsolete and Slow Moving Inventory—At one subsidiary location, our process for identifying and reviewing excess inventory was based on a system-generated computer report that did not accurately calculate potential excess inventory and lacked supervisory review for the “formulaic” reasonableness of the report.

2) Review of Detail Job Cost Reports and Supporting Documentation—Our designed controls include the review of project job cost reports and supporting detail. Deloitte & Touche LLP noted a lack of documented evidence of certain of these controls at two subsidiary locations.

3) Goodwill Impairment Analysis—Deloitte & Touche LLP noted that although we appropriately concluded that further impairment tests were not required, our reporting unit carrying value computation did not properly take into consideration certain inter-company loan balances which were long-term in nature, and an allocation of the net assets at one subsidiary location.

4) Asset Impairment Analysis—An assessment of certain impairment indicators, along with the related conclusions, were not formally documented.

5) Pro Forma Stock-Based Compensation Calculations—The methodology we employed to calculate pro forma stock-based compensation did not conform to generally accepted accounting principles with regard to the requirement that the recognition of compensation over the service period equal to amounts that, on a cumulative basis, are no less than the portion of service provided during the vesting period.

6) Performance of Reconciliations—At certain international subsidiaries, account reconciliations and review of account balances had not been properly documented.

7) Application of U.S. Generally Accepted Accounting Principles—Miscellaneous accounting errors were noted at certain international subsidiaries.

8) Revenue Recognition—At one subsidiary location, the methodology we employed for revenue recognition with regard to multiple-element transactions did not conform to generally accepted accounting principles.

9) Inventory and Cost of Sales; Accounts Payable and Expenses—Deloitte & Touche LLP noted that in the aggregate, we had inventory related controls which were not operating effectively, and, in the aggregate, we had several accounts payable related controls which were not operating effectively.

Significant Deficiencies for the three months ended September 30, 2005:

1) Financial Reporting and Disclosure—In connection with the adoption of Statement Financial Accounting Standards No. 123(R), “Share-Based Payments,” we excluded certain disclosures required by Securities and Exchange Commission Staff Accounting Bulletin Topic 14H. In addition, changes subsequent to the balance sheet date in our debt structure were not disclosed.

2) Financial Closing Process and Journal Entry Review—An entry related to deferred taxes in the amount of $651,000 was not reviewed in accordance with our stated policy subsequent to posting to the general ledger, and the entry was mis-posted.

3) Accounts Payable and Expenses—There was an improper cut-off related to certain expenses for which a liability should have been recorded in the amount of approximately $65,000. Deloitte & Touche LLP noted and previously communicated similar errors as of June 30, 2005 and deemed such errors to represent a significant deficiency in the aggregate at the corporate consolidated level. As such, Deloitte & Touche LLP indicated its belief that the potential misstatement associated with this deficiency was more than inconsequential.

4) Revenue Cut-off—There was an improper cut-off related to revenue associated with a sale of demo inventory prior to the balance sheet date. Revenue in the amount of approximately $68,000 was not recorded. Deloitte & Touche LLP noted and previously communicated similar errors as of June 30, 2005 and deemed such errors to represent a significant deficiency in the aggregate. As such, Deloitte & Touche LLP indicated its belief that the potential misstatement associated with this deficiency was more than inconsequential.

Significant Deficiencies for the three months ended December 31, 2005:

1) Goodwill Impairment Analysis—We did not have sufficient documentation evidencing the basis for our decision to perform the impairment test at the segment level.

2) Revenue Recognition—There was an improper cut-off related to revenue associated with a sale of maintenance services. Revenue in the amount of approximately $22,000 in the three month period ended September 30, 2005 and $15,000 in the three month period ended December 31, 2005 was not recorded. Deloitte & Touche LLP had noted and had previously communicated similar errors as of June 30, 2005 and September 30, 2005 and deemed such errors to represent a significant deficiency in the aggregate. As such, Deloitte & Touche LLP believed the potential misstatement associated with this deficiency was more than inconsequential.

Except as described above, no reportable events as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K occurred during the fiscal years ended June 30, 2004 and 2005 and through March 23, 2006. We requested that Deloitte & Touche LLP furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated March 29, 2006, was filed as Exhibit 16.1 to our Current Report on Form 8-K filed on March 30, 2006.

On April 20, 2006, the Audit Committee of our Board of Directors appointed Moss Adams LLP as our independent registered public accounting firm for fiscal 2006. We did not consult with Moss Adams LLP during the years ended June 30, 2004 and 2005, and through April 20, 2006, on any matter which was the subject of any disagreement or any reportable event as defined in Regulation S-K Item 304(a)(1)(iv) and Regulation S-K Item 304(a)(1)(v), respectively, or on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements. Moss Adams LLP has no financial interest in our company and neither it nor any member or employee of the firm has had any connection with our company in the capacity of promoter, underwriter, voting trustee, director, officer or employee.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation, two material weaknesses were identified (both described below), and, as a result, our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting. Our internal controls over financial reporting include the policies and procedures that pertain to (a) the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) the recording of transactions as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; (c) the making of receipts and expenditures only in accordance with authorizations of our management and directors; and (d) the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. We recognize that because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Accordingly, internal controls over financial reporting cannot provide absolute assurance of achieving financial reporting objectives.

As of June 30, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting. This evaluation was based on the framework in “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included an assessment of the design of our internal controls over financial reporting and testing of the operational effectiveness of our internal controls over financial reporting. Our management, Chief Executive Officer and Chief Financial Officer reviewed the results of their evaluation with the Audit Committee of our Board of Directors and determined that as of June 30, 2006, there were material weaknesses in our internal controls over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In light of the material weaknesses, our management, Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, we did not maintain effective internal controls over financial reporting. Moss Adams LLP, an independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued its attestation report on our management’s assessment of our internal controls over financial reporting, which appears on page 57 to this report.

As a result of its assessment, management identified the following control deficiencies that represent material weaknesses in our internal control over financial reporting as of June 30, 2006:

1) In our testing of information technology controls we determined that controls over systems change management, program development, end-user computing, and systems access and related monitoring were inadequately designed and implemented. In assessing these control deficiencies, we determined that there was an incomplete adoption of recognized industry standards resulting in the lack of a comprehensive internal control framework over information technology; we determined that there was a lack of adequate oversight by experienced managers knowledgeable and fully engaged with the design and implementation of effective information technology controls; we determined there was a lack of a comprehensive training program related to information technology controls supporting our internal controls over financial reporting; and we determined that the evaluation and testing of information technology controls was insufficient and was conducted by personnel who lacked the competency needed to fully evaluate this area.

2) In our overall testing of internal controls, we determined that there was a weakness in the monitoring and oversight component of our control environment. We found that there was insufficient and inappropriate verification of the performance of certain review controls and inadequacies in the documentation supporting those controls. Although we did not identify an error in financial reporting as a result of these observations, we determined that a material weakness in our monitoring and oversight controls is evident. Therefore, we determined that the design and operation of our control environment did not sufficiently promote effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

As reported in Item 9A of our Annual Report on Form 10-K for fiscal year ended June 30, 2005, we determined that the following material weaknesses in internal control over financial reporting existed as of June 30, 2005:

1) We had identified certain computational errors in our annual income tax provision and related income tax receivable, payable, deferred tax assets and deferred tax liabilities for fiscal year 2005. These errors resulted from a deficiency in the operation of controls requiring the reconciliation of the components of our income tax provision to appropriate supporting documentation; and

2) We had identified certain transactions recorded as revenue by one of our Canadian subsidiaries in the period ended June 30, 2005 did not meet the criteria for revenue recognition in such period. These errors resulted from a deficiency in the operation of controls requiring the supervisory review of year-end revenue transactions related to ensure proper cutoff at year end. The errors associated with these transactions totaled approximately $1.4 million in product sales revenue.

As reported in Item 4 of our Quarterly Report on Form 10-Q for the three months ended December 31, 2005, we determined that the following material weaknesses in internal control over financial reporting existed as of December 31, 2005:

1) During the calculation of our tax provision, we did not correctly apply FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods,” which resulted in a material error in the tax provision for the three and six month periods ended December 31, 2005. Additionally, we did not correctly apply FASB Statement No. 109, “Accounting for Income Taxes,” with respect to the three-month period ended December 31, 2005. Specifically, we did not provide for deferred tax liabilities in connection with the sale of newly issued subsidiary stock.

2) Subsequent to the issuance of our unaudited consolidated financial statements for the six months ended December 31, 2004, we determined that our consolidated statement of cash flows for the six months ended December 31, 2004 incorrectly reflected cash lease incentives as a financing activity. The cash lease incentives should have been classified as an operating activity. We corrected this presentation in the financial statements filed in our Annual Report on Form 10-K for the year ended June 30, 2005. Our proposed statement of cash flows for the six months ended December 31, 2005 included a comparative statement of cash flows for the six months ended December 31, 2004. In that proposed statement of cash flows for the comparable prior-year period we failed to make a correction to the classification of the cash lease incentives. This presentation was corrected prior to finalization of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005. As presented in the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, the comparative statement of cash flows for the six months ended December 31, 2004 properly classified the cash lease incentives as operating activity. Additionally, our financial reporting and disclosure controls failed to detect that we had incorrectly classified as current liabilities $6.0 million of deferred rent, including the liability recorded in conjunction with the cash lease incentive detailed above, and a portion of deferred revenues in the proposed December 31, 2005 consolidated balance sheet. We corrected this presentation prior to the finalization of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005. As presented in the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, deferred rent and a portion of deferred revenues are presented as non-current liabilities.

Our Chief Executive Officer and Chief Financial Officer determined that the weaknesses identified above as of December 31, 2005, occurred, in part, because we did not have adequate personnel with adequate technical training concerning relevant accounting principles and associated financial reporting implications in place to effectively assess and disclose the proper accounting and reporting principles of significant transactions concerning lease accounting and accounting for income taxes.

We have made the following changes in our internal control over financial reporting to remediate the deficiencies noted above. These changes occurred during fiscal year 2006 and have significantly strengthened our internal control over financial reporting:

Income Taxes:

•	We formalized tax account reconciliation and review procedures and improved documentation standards. These procedures include obtaining and reviewing, on a quarterly basis, additional tax account analysis from each operating subsidiary.

•	We added an additional tax accounting staff member and supplemented our corporate tax department staff with tax consultants. The additional employee and the consultants participate in the preparation of our tax account analysis allowing our Tax Director to perform a higher level review of this documentation.

•	We engaged the services of an international public accounting firm to assist in the preparation of our annual income tax calculations, including assistance at selected international subsidiaries. This, in combination with the foregoing remediation effort, provides us with significantly stronger technical tax accounting support.

Revenue Recognition:

•	We refined pre-existing controls, including specific examination of customer purchase orders and delivery documents related to shipments near period-end, and now perform management level reviews of revenue cut-off procedures, including an inspection of selected delivery documents.

•	We supplemented training regarding our pre-existing revenue recognition policies and revenue cut-off control procedures at the Canadian subsidiary and at selected other international subsidiaries. In addition, we reinforced the use of a checklist control document designed to address period-end cut-off procedures, including revenue recognition cut-off procedures.

•	We hired, at certain of our international subsidiaries, financial controllers and accounting staff with greater experience.

•	We hired an International Accounting Manager to oversee and train the accounting staff at certain of our international subsidiaries.

Financial Reporting:

•	We now provide additional training and supervision of existing personnel in the financial close and reporting process.

•	We now subscribe to an on-line tax and accounting research database to provide more efficient and effective tax, accounting and securities law research and compliance tools for use by our accounting and financial reporting personnel.

•	We hired additional personnel who are qualified and experienced in corporate financial close and reporting processes.

•	We refined our review processes over significant and unusual transactions for proper accounting treatment; including requiring an additional layer of management review.

We have tested the operation of the above controls at various times during fiscal year 2006 and found them effective.

Subsequent to June 30, 2006, we have begun or plan to take the following actions to address the material weaknesses in internal controls over financial reporting identified as of June 30, 2006 and described above.

•	We will evaluate the adequacy of our personnel overseeing information technology controls and the testing of those controls.

•	We will provide additional training of our personnel overseeing information technology controls and the testing of those controls.

•	We will enhance the information technology portion of internal control framework to that of a recognized industry standard.

•	We will develop and implement a global information technology strategic plan.

•	We will implement enhanced information technology policies and procedures specifically with regards to system’s change management, program development, end-user computing, and access controls and related monitoring.

It will take time to put in place the rigorous controls and procedures desired by our management and our Board of Directors. We cannot at this time estimate how long it will take to complete the steps identified above. Our management will continue to evaluate the effectiveness of our overall control environment and will continue to refine existing controls as they, in conjunction with the Audit Committee of our Board of Directors, Chief Executive Officer and Chief Financial Officer, think necessary.

Other than the remediation efforts discussed above, there have been no changes in our internal control over financial reporting that occurred since the beginning of fiscal year 2006 (including during the fourth quarter of fiscal year 2006) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our management, including our Chief Executive Officer and our Chief Financial Officer, have discussed these issues and remediation efforts in detail with the Audit Committee of our Board of Directors.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OSI Systems, Inc.:

Hawthorne, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that OSI Systems, Inc. and subsidiaries, (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: (1) controls over change management, program development, end-user computing, and systems access and related monitoring were inadequately designed and implemented. In assessing these control deficiencies, management determined that there was an incomplete adoption of recognized industry standards resulting in the lack of a comprehensive internal control framework over information technology; they determined that there was a lack of adequate oversight by experienced managers knowledgeable and fully engaged with the design and implementation of effective information technology controls; they determined there was a lack of a comprehensive training program related to information technology controls supporting our internal controls over financial reporting; and they determined that the evaluation and testing of information technology controls was insufficient and was conducted by personnel who lacked the competency needed to fully evaluate this area; and (2) management determined that there was a weakness in the monitoring and oversight component of the control environment. They found that there was insufficient and inappropriate verification of the performance of certain review controls and inadequacies in the documentation supporting those controls. As a result they determined a material weakness existed in their monitoring and oversight controls was evident. They determined that the design and operation of their control environment did not sufficiently promote effective internal control over financial reporting.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2006, of the Company and our report dated September 20, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

MOSS ADAMS LLP

Los Angeles, California

September 20, 2006

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2006.

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2006.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2006.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2006.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2006.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(c)  Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

OSI SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OSI Systems, Inc.:

We have audited the accompanying consolidated balance sheet of OSI Systems, Inc. and Subsidiaries as of June 30, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended June 30, 2006. Our audit also included the financial statement schedule listed in the index in Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSI Systems, Inc. and Subsidiaries as of June 30, 2006, and the consolidated results of its operations and cash flows for the year ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OSI Systems, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 20, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

MOSS ADAMS LLP

Los Angeles, California

September 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OSI Systems, Inc.:

Hawthorne, California

We have audited the accompanying consolidated balance sheet of OSI Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OSI Systems, Inc. and subsidiaries as of June 30, 2005, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California

September 28, 2005

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

	June 30,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,623	$13,799
Marketable securities, available-for-sale	816	100
Accounts receivable—net of allowance for doubtful accounts of $4,682 and $2,996 at June 30, 2005 and 2006, respectively	89,227	119,419
Other receivables	5,345	9,701
Inventories	107,441	120,604
Income taxes receivable	5,519	2,544
Deferred income taxes	10,537	13,752
Prepaid expenses and other current assets	4,165	3,805

Total current assets	237,673	283, 724
Property and equipment, net	30,974	42,521
Goodwill	28,697	29,066
Intangible assets, net	47,287	44,046
Investments	1,366	1,789
Deferred income taxes	109	331
Other assets	1,014	2,021

Total	$347,120	$403,498

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$15,752	$10,857
Current portion of long-term debt	499	1,251
Accounts payable	41,123	54,282
Accrued payroll and related expenses	13,381	14,244
Deferred income taxes	2,191	2,186
Income taxes payable	1,608	425
Advances from customers	2,565	2,961
Accrued warranties	6,641	7,224
Deferred revenue	6,016	9,314
Other accrued expenses and current liabilities	17,522	18,824

Total current liabilities	107,298	121,568
Long-term debt	4,852	5,483
Deferred rent	5,468	5,379
Accrued pension	1,819	2,280
Deferred income taxes	3,547	7,504
Other long-term liabilities	509	2,606

Total liabilities	123,493	144,820

Minority interest	—	9,731
Commitment and contingencies (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding at June 30, 2005 and 2006
Common stock, no par value—authorized, 40,000,000 shares; issued and outstanding, 16,193,239 and 16,598,361 shares at June 30, 2005 and 2006, respectively	169,406	193,698
Retained earnings	52,566	50,208
Accumulated other comprehensive income	1,655	5,041

Total shareholders’ equity	223,627	248,947

TOTAL	$347,120	$403,498

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Years Ended June 30,
	2004	2005	2006
REVENUES	$247,069	$385,041	$452,686

COST OF GOODS SOLD	163,712	243,415	276,025

GROSS PROFIT	83,357	141,626	176,661

OPERATING EXPENSES:
Selling, general and administrative expenses	54,161	116,245	138,428
Research and development	14,638	30,537	35,839
Management retention bonus	1,104	1,824	623
Restructuring charges	1,061	—	800

Total operating expenses	70,964	148,606	175,690

INCOME (LOSS) FROM OPERATIONS	12,393	(6,980)	971

OTHER INCOME (EXPENSE):
Gain on sale of marketable securities	376	—	349
Impairment of equity investments	(247)	(182)	—
Other income	—	—	475
Interest income	863	196	267
Interest expense	(283)	(807)	(1,558)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	13,102	(7,773)	504

PROVISION (BENEFIT) FOR INCOME TAXES	3,316	(5,309)	1,090

MINORITY INTEREST	170	69	(1,772)

NET INCOME (LOSS)	$9,956	$(2,395)	$(2,358)

EARNINGS (LOSS) PER SHARE:

Basic	$0.68	$(0.15)	$(0.14)

Diluted	$0.65	$(0.15)	$(0.17)

SHARES USED IN PER SHARE CALCULATION:

Basic	14,733,700	16,222,998	16,516,652

Diluted	15,236,399	16,222,998	16,516,652

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE YEARS ENDED JUNE 30, 2006

(amounts in thousands, except share amounts)

	Common			Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Retained Earnings		Comprehensive (Loss) Income	Total
BALANCE—June 30, 2003	14,519,903	$135,884	$45,005	$(490)	$—	$180,399
Exercise of stock options	177,244	1,233	—	—	—	1,233
Tax benefit of stock options exercised	—	907	—	—	—	907
Shares purchased under employee stock purchase program	16,281	217	—	—	—	217
Issuance of common stock and warrants under private placement	1,500,000	30,975	—	—	—	30,975
Adjustment for minority interest	—	913	—	—	—	913
Comprehensive income:
Net income	—	—	9,956	—	9,956	9,956
Other comprehensive income—translation adjustment	—	—	—	2,418	2,418	2,418
Unrealized loss on available for sale securities—net of tax	—	—	—	564	564	564
Change in fair value of derivative instruments—net of tax	—	—	—	64	64	64
Minimum pension liability adjustment—net of tax	—	—	—	(164)	(164)	(164)

Comprehensive income					$12,838

BALANCE—June 30, 2004	16,213,428	170,129	54,961	2,392	—	227,482
Exercise of stock options	201,899	1,492	—	—	—	1,492
Tax benefit of stock options exercised	—	905	—	—	—	905
Shares purchased under employee stock purchase program	42,439	701	—	—	—	701
Stock repurchased and retired	(264,527)	(3,821)	—	—	—	(3,821)
Comprehensive loss:
Net loss	—	—	(2,395)	—	$(2,395)	(2,395)
Other comprehensive loss—translation adjustment	—	—	—	(660)	(660)	(660)
Unrealized gain on available for sale securities—net of tax	—	—	—	108	108	108
Minimum pension liability adjustment—net of tax	—	—	—	(185)	(185)	(185)

Comprehensive loss					$(3,132)

BALANCE—June 30, 2005	16,193,239	169,406	52,566	1,655	—	223,627
Exercise of stock options	246,025	1,652	—	—	—	1,652
Tax benefit of stock options exercised	—	133	—	—	—	133
Shares purchased under employee stock purchase program	74,250	1,229	—	—	—	1,229
Exercise of stock warrants	84,847	1,273	—	—	—	1,273
Stock buy back of subsidiary	—	(10)	—	—	—	(10)
Stock compensation expense	—	5,354	—	—	—	5,354
Issuance of subsidiary stock	—	18,715	—	—	—	18,715
Deferred tax on issuance of subsidiary stock	—	(4,054)	—	—	—	(4,054)
Comprehensive Income:	—		—	—	—
Net loss	—	—	(2,358)	—	(2,358)	(2,358)
Other comprehensive income—translation adjustment	—	—	—	3,352	3,352	3,352
Reclassification of unrealized gain on available for sale securities—net of tax	—	—	—	(108)	(108)	(108)
Minimum pension liability adjustment—net of tax	—	—	—	142	142	142

Comprehensive income					$1,028

BALANCE—June 30, 2006	16,598,361	$193,698	$50,208	$5,041		$248,947

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended June 30,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,956	$(2,395)	$(2,358)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,708	10,636	14,190
Stock based compensation expense	—	—	5,354
Impairment of equity investments	247	182	—
Provision for losses on accounts receivable	287	4,005	2,792
Gain on sale of marketable securities	(376)	—	(349)
Minority interest in net income (loss) of subsidiary	(170)	(69)	1,771
Equity in (earnings) losses of unconsolidated affiliates	102	(213)	(432)
Tax effect of stock option benefit	907	905	133
Deferred income taxes	(1,450)	(3,368)	(3,704)
Restructuring charges	1,061	—	800
Loss (gain) on sale of property and equipment	40	(12)	188
Changes in operating assets and liabilities—net of business acquisitions
Accounts receivable	(16,623)	(5,454)	(31,674)
Other receivables	(4,551)	2,124	(4,263)
Inventories	(15,112)	(8,635)	(13,682)
Income taxes receivable	4	(5,483)	3,108
Prepaid expenses	(1,035)	(378)	343
Accounts payable	11,111	4,836	9,076
Accrued payroll and related expenses	2,344	327	647
Income taxes payable	(210)	(1,481)	(1,198)
Advances from customers	3,469	(9,600)	397
Accrued warranties	(1,339)	(2,998)	497
Deferred revenue	(4,282)	3,648	3,207
Other current and long-term liabilities	(503)	564	2,966

Net cash used in operating activities	(10,415)	(12,859)	(12,191)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investments and marketable securities	5,256	—	921
Purchases of investments and marketable securities	—	—	(713)
Proceeds from the sale of property and equipment	8	58	43
Acquisition of property and equipment	(5,404)	(16,821)	(16,020)
Acquisition of businesses—net of cash acquired	(77,511)	(11,450)	(311)
Proceeds from sale of minority interest	2,000	—	188
Intangible and other assets	27	(1,404)	(430)

Net cash used in investing activities	(75,624)	(29,617)	(16,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from bank lines of credit	715	14,992	(4,928)
Proceeds from long-term debt	—	4,740	2,006
Payments on long-term debt	(2,633)	(1,799)	(484)
Payments on capital lease obligations	—	(260)	(293)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	1,450	2,193	4,152
Purchase of treasury stock	—	(3,821)	—
Proceeds from issuance of subsidiary stock	—	—	26,280
Proceeds from private placement	30,975	—	—

Net cash provided by financing activities	30,507	16,045	26,733

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,165	1,175	956

NET DECREASE IN CASH AND CASH EQUIVALENTS	(54,367)	(25,256)	(824)
CASH AND CASH EQUIVALENTS—Beginning of year	94,246	39,879	14,623

CASH AND CASH EQUIVALENTS—End of year	$39,879	$14,623	$13,799

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest	$(587)	$595	$1,438
Income taxes	$3,775	$3,799	$3,003
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES
Equipment purchased under capital lease obligations	—	$730	—
Capital expenditure in accounts payable	—	—	$2,530

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

Acquisition of OSI Defense Systems, LLC

In August 2003, the Company acquired certain assets representing the military laser-based training business of Schwartz Electro-Optics for approximately $3.7 million, including acquisition costs. The acquisition was made through a newly formed, wholly-owned subsidiary, OSI Defense Systems, LLC (“OSI Defense”). The following table shows the allocation of the purchase price (in thousands):

Fair value of assets (net of cash) acquired	$102
Goodwill	3,157
Customer relationships	445
Liabilities assumed	(43)

Total	$3,661

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

Fair value of assets (net of cash) acquired	$5,483
Customer relationships	40
Liabilities assumed	(1,050)

Total	$4,473

Acquisition of OSI Laserscan

In November 2003, the Company acquired substantially all of the assets of Schwartz Electro-Optics in a bankruptcy court supervised auction for approximately $1.6 million including acquisition costs. The business operates under the name OSI Laserscan. The following table shows the allocation of the purchase price (in thousands):

Fair value of assets (net of cash) acquired	$676
Goodwill	411
Developed technology	300
Customer relationships	250
Liabilities assumed	(37)

Total	$1,600

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

Acquisition of J&D Engineering through Rapiscan Security Products Limited

In December 2003, the Company acquired substantially all of the assets of J&D Engineering (UK) Limited (“J&D Engineering”) for approximately £460,000 (or approximately $0.8 million) including acquisition costs.

The acquisition was made through a wholly owned subsidiary, Rapiscan Security Products Ltd. (since renamed Rapiscan Systems Limited) (“Rapiscan UK”). The following table shows the allocation of the purchase price (in thousands):

Fair value of assets (net of cash) acquired	$435
Goodwill	385

Total	$820

Acquisition of the remainder of RapiTec, Inc.

In January 2004, minority shareholders of RapiTec, Inc. (“RapiTec”) accepted an offer by the Company to purchase all shares of RapiTec common stock held by them. As a result of the transaction, the Company now wholly owns RapiTec. Consideration paid for the share purchase transaction consisted of an initial cash payment of approximately $820,000, of which $536,000 was allocated to goodwill, and a second cash payment of approximately $279,000 paid in fiscal year 2005, which has also been recorded as goodwill.

Acquisition of Advanced Research & Applications Corp.

In January 2004, the Company completed the acquisition of all of the outstanding capital stock of Advanced Research & Applications Corp. (“ARACOR”) (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately held company located in Sunnyvale, California. Consideration for the acquisition consisted of an initial cash payment of approximately $17.6 million (net of cash acquired), including acquisition costs. Furthermore, during the seven years following the close, contingent consideration is payable based on ARACOR’s net revenues, provided certain requirements are met. The contingent consideration is capped at $30 million. As of June 30, 2006, no earn out payments have been earned or paid. The following table shows the allocation of the purchase price (in thousands):

Fair value of assets (net of cash) acquired	$2,509
Goodwill	8,302
Developed technology	14,300
Customer relationships	700
Liabilities assumed	(2,176)
Deferred taxes	(6,033)

Total	$17,602

Intangible assets acquired have the following weighted-average useful lives: Developed Technology—20 years; Customer Relationships—5 years.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

Acquisition of Spacelabs Medical, Inc.

In March 2004, the Company completed the acquisition of certain assets and liabilities of Spacelabs Medical, Inc. (“Spacelabs Medical”) from Instrumentarium Corporation, now a subsidiary of General Electric Company, for approximately $47.9 million in cash (net of cash acquired), including acquisition costs (see Note 3).

The following table shows the allocation of the purchase price (in thousands):

Current assets (net of cash)	$65,663
Fixed assets	1,809
Developed technology	5,660
Tradenames	5,925
Customer relationships/backlog	3,280
Other long-term assets	2,115

Total assets	84,452
Current liabilities	(36,523)

Total	$47,929

Intangible assets acquired have the following useful lives: Developed Technology—10 years; Customer Relationships/Backlog—10 years. Acquired intangible assets include amounts assigned to tradenames that are not subject to amortization.

Acquisition of CXR Limited

In August 2002, the Company purchased a minority interest in CXR Limited (“CXR”), a United Kingdom based research and development company that develops products able to generate x-ray images of fast moving objects. In June 2004, the Company invested an additional $810,000 in CXR. The Company further purchased shares held by third parties for a total of $550,000, of which $75,000 was allocated to goodwill and $475,000 was allocated to amortizable intangible assets. With these additional investments, the Company increased its equity investment in CXR to approximately 75%. In December 2004, the Company purchased the remaining 25% interest. As compensation to the selling shareholders for this remaining interest, the Company has agreed, for a period of 18 years, to make royalty payments based on sales of CXR’s products.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

Acquisition of Blease Medical Holdings Limited

In February 2005, the Company completed the acquisition of all of the outstanding capital stock of Blease Medical Holdings Limited (“Blease”) for approximately $9.3 million in cash (net of cash acquired), including acquisition costs. The determination of purchase price in connection with the acquisition cost was finalized in fiscal year 2006. This resulted in no change from the preliminary allocation done in fiscal year 2005. Furthermore, during the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $11.6 million as of June 30, 2006). The following table shows the allocation of the purchase price (in thousands):

Fair value of assets (net of cash) acquired	$6,134
Goodwill	4,250
Customer relationships	750
Tradenames	1,200
Developed technology	2,500
In-process research and development	300
Liabilities assumed	(4,968)
Net deferred income taxes	(887)

Total	$9,279

Acquired in-process research and development was charged to expense as of the acquisition date in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”

The Blease acquisition resulted in the recognition of goodwill, which the Company believes is primarily attributable to projected operating synergies of the combined businesses including utilizing Spacelabs Medical’s distribution channels and expanding the Company’s portfolio of products into additional areas of hospitals.

Intangible assets acquired have the following useful lives: Developed Technology—10 years; Customer Relationships—7 years. Acquired intangible assets include amounts assigned to trade names that are not subject to amortization.

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED JUNE 30, 2006

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

The Company’s medical monitoring and anesthesia systems businesses design, manufacture and market their products worldwide to end users under several brand names. The Company’s medical monitoring systems, network and connectivity solutions, ambulatory blood pressure monitors and related services are sold under the “Spacelabs Medical” brand name. The Company’s anesthesia systems and components are sold primarily under the “Blease” brand name. The Company’s arterial hemoglobin saturation monitors and sensors, including hand-held and wireless monitoring tools, are sold primarily under the “Dolphin” brand name and its peripheral bone densitometers and ultrasound bone sonometers are sold under the “Osteometer” brand name.

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Restatement—The Company determined that it incorrectly classified approximately $6.0 million of deferred rent-related liabilities, including the cash lease incentive, and a portion of deferred revenues, as current liabilities in its consolidated balance sheet as of June 30, 2005. Although the Company does not believe that these classification errors are material, it has corrected the classification and has restated the accompanying consolidated balance sheet as of June 30, 2005 for purposes of comparison.

Reclassifications—Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

Cash Equivalents—The Company considers all highly liquid investments purchased with maturities of three months or less as of the acquisition date, to be cash equivalents.

Marketable Securities—Marketable securities consist of equity securities categorized as available-for-sale and carried at fair value. Unrealized holding gains and losses on marketable securities are included in accumulated other comprehensive income until realized. Fair value of marketable securities is determined by the quoted market prices of each marketable security. For purposes of determining gross realized gains and losses, the cost of the securities sold is based upon specific identification.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

Net realized gains on sales of available-for-sale securities amounted to $0.4 million, $0.0 million, and $0.3 million for the fiscal years ended June 30, 2004, 2005 and 2006, respectively.

Allowance for Doubtful Accounts—The allowance for doubtful accounts involves estimates based on management’s judgment, review of individual receivables and analysis of historical bad debts. The Company adjusts customer credit limits based upon each customer’s payment history and current credit worthiness, as determined by credit information available at that time. The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of the useful life of the asset or the lease term.

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

Derivative Instruments—The Company may, from time to time, purchase foreign exchange contracts, in order to attempt to reduce foreign exchange transaction gains and losses, or enter into interest rate swaps. As of June 30, 2006, the Company had a $25.4 million foreign currency forward contract outstanding to buy British pounds in anticipation of the Del Mar Reynolds acquisition. Transaction gains during the year ended June 30, 2006 included a $0.5 million gain related to this contract. In July 2006, the Del Mar Reynolds acquisition was completed and the foreign currency forward contract settled, resulting in a fiscal year 2007 loss of $0.1 million related to this contract.

Restructuring charges—The Company periodically consolidates processes and facilities of its subsidiaries. The Company records the associated charges as restructuring charges and calculates them in the consolidated

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

financial statements in accordance with SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Exit or Disposal Activities.” In fiscal year 2006, the Company consolidated manufacturing processes and facilities of certain businesses within each of the Security and Optoelectronics and Manufacturing divisions. These consolidations resulted in a pre-tax restructuring charge of $0.8 million, consisting primarily of: (i) lease obligation charges of $0.6 million, (ii) a property and equipment write-off of $0.1 million and (iii) severance and other expenses of $0.1 million. In fiscal year 2004, the Company consolidated manufacturing processes and facilities of certain businesses of the Healthcare and Optoelectronics and Manufacturing divisions. These consolidations resulted in a pre-tax charge of $1.1 million, consisting primarily of write-offs of equipment and leasehold improvements of $1.0 million that were retired during the period.

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

Freight—The Company records billed shipping and handling fees as revenue and associated costs as cost of goods sold.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

Stock-Based Compensation—On July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires that it measure and recognize compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under employee stock purchase plans, based on estimated fair values.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in the adoption of SFAS 123(R) and adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of the current fiscal year. Prior to July 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The consolidated financial statements as of and for the year ended June 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company has not restated its consolidated financial statements for prior periods to reflect, and they do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations and chose to adopt the disclosure-only provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”). Under this approach, the Company disclosed the cost of stock option grants and discounts offered under our employee stock purchase plan, based on the vesting provisions of the individual grants, but did not charge it to expense.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statement of operations for the year ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, June 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to June 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the periods prior to fiscal year 2006, forfeitures were accounted for as they occurred.

Concentrations of Credit Risk—The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its cash, cash equivalents, available-for-sale investments and accounts receivable. The Company restricts investments in cash equivalents to financial institutions with high credit standing. At June 30, 2005, approximately 53% of the Company’s cash equivalents were held at two financial institutions. At June 30, 2006, approximately 56% of the Company’s cash equivalents were held at two financial institutions. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s worldwide customer base. No one customer accounted for more than 10% of accounts receivable or revenues as of June 30, 2005 or 2006. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. In addition, the silicon-based optoelectronic devices manufactured by the Company that serve as a critical component in most of the Company’s subsystems, are purchased primarily from one vendor. For cost, control and efficiency reasons, the Company generally

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

purchases raw materials and subcomponents from a single vendor though they generally qualify second sources for most of their raw materials and critical components or have identified alternate sources of supply.

Foreign Currency Translation—The accounts of the Company’s operations in Canada, Cyprus, China, Hong Kong, India, Malaysia, Norway, Singapore and the United Kingdom are maintained in Canadian dollars, Cypriot pounds, Chinese yuan, Hong Kong dollars, Indian rupees, Malaysian ringgits, Norwegian kroners and U.K. pounds, respectively. The accounts of the Company’s operations in Austria, Finland, France, Germany, Italy and Greece are maintained in euros. Foreign currency financial statements are translated into U.S. dollars at fiscal year end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and included as a component of accumulated other comprehensive income. Transaction losses of approximately $0.4 million, $0.2 million and $1.8 million, were included in the consolidated statement of operations for the fiscal years ended June 30, 2004, 2005 and 2006, respectively.

Earnings (Loss) per Share— Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended June 30 (in thousands, except per share amounts):

	Three years ended June 30,
	2004	2005	2006
Net income (loss)	$9,956	$(2,395)	$(2,358)
Effect of dilutive interest in subsidiary stock	—	(107)	(380)

Income (loss) available to common shareholders	$9,956	$(2,502)	$(2,738)

Weighted average shares outstanding—basic	14,733,700	16,222,998	16,516,652
Dilutive effect of stock options and warrants	502,699	—	—

		—
Weighted average of shares outstanding—diluted	15,236,399	16,222,998	16,516,652

Basic earnings (loss) per share	$0.68	$(0.15)	$(0.14)

Diluted earnings (loss) per share	$0.65	$(0.15)	$(0.17)

As of June 30, 2004, 2005 and 2006, 1,314,863, 3,099,745 and 3,018,428, respectively, of potentially dilutive shares associated with stock options and stock warrants, collectively, were not included in diluted earnings per common share calculations because to do so would have been antidilutive.

Spacelabs Healthcare Public Offering

In October 2005, Spacelabs Healthcare, a recently formed subsidiary comprising the business operations of the Company’s entire Healthcare division, completed an initial public offering of approximately 20% of its total

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

issued and outstanding common stock. The newly issued Spacelabs Healthcare shares trade under the ticker symbol “SLAB” on the Alternative Investment Market (AIM), a market administered by the London Stock Exchange. The newly issued shares began trading on the AIM on October 31, 2005. The shares in Spacelabs Healthcare that are now trading on AIM were not offered in the United States. Under rules and regulations promulgated by the Securities and Exchange Commission, U.S. Persons (as such term is defined in Regulation S promulgated under the Securities Act of 1933, as amended) were prohibited from participating in this offering.

As a result of the initial public offering, the Company recorded minority interest in Spacelabs Healthcare of $7.6 million, representing approximately 20% of the issued and outstanding shares in Spacelabs Healthcare. The Company treated the initial public offering as a capital transaction in accordance with SAB 51. The placing resulted in $26.3 million in proceeds, net of expenses.

Goodwill and Other Intangible Assets—SFAS No. 142, “Goodwill and Other Intangible Assets,” requires testing goodwill for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that may reduce the fair value of a reporting unit below its carrying value. The Company performed its annual impairment test during the second quarter of fiscal years 2004, 2005 and 2006 and concluded that there was no impairment of goodwill for the fiscal years ended June 30, 2004, 2005 and 2006.

Provision for Warranties—The Company offers its customers warranties on most products sold to them. These warranties typically provide for repairs and maintenance for a specified time period. Concurrent with the sale of products, a provision for estimated warranty expenses is recorded with a corresponding increase in cost of goods sold. This provision is adjusted periodically based on historical and anticipated experience. Actual expenses of repairs under warranty, including parts and labor are charged to this provision when incurred.

Provision for Warranties (in thousands)
Balance on June 30, 2003	$2,782
Additions	2,718
Increase as a result of acquisitions	7,719
Reductions for warranty repair costs	(4,029)

Balance on June 30, 2004	9,190
Additions	5,559
Increase as a result of acquisitions	464
Revisions to prior estimates	(2,148)
Reductions for warranty repair costs	(6,424)

Balance on June 30, 2005	6,641
Additions	6,609
Increase as a result of acquisitions	—
Reductions for warranty repair costs	(6,026)

Balance on June 30, 2006	$7,224

New Accounting Pronouncements—In March 2005, the FASB issued FIN 47 “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN 47”). This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 had no impact on the Company’s financial statements.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). Previously, APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions retrospectively to prior period financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has not yet determined the impact this interpretation will have on our consolidated financial statements.

In June 2005, the FASB issued an exposure draft of a proposed standard entitled “Business Combinations—a replacement of FASB Statement No. 141.” The proposed standard, if adopted, would provide new guidance for evaluating and recording business combinations and would be effective on a prospective basis for business combinations whose acquisition dates are on or after January 1, 2007. Upon issuance of a final standard, which is expected to occur in calendar 2006, the Company will evaluate the impact of this new standard and its effect on the process for recording business combinations.

In September 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 provides guidance on whether two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction within the scope of APB No. 29, “Accounting for Nonmonetary Transactions.” In addition, EITF 04-13 indicates whether nonmonetary exchanges of inventory within the same line of business should be recognized at cost or fair value. EITF 04-13 was effective as of April 1, 2006. There has been no impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact that this interpretation will have on the Company’s consolidated financial statements.

2.    JOINT VENTURES AND EQUITY INVESTMENTS

In January 1994, the Company, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company, the Company’s chairman and chief executive officer, along with another director and officer of the Company have a 36%, 10.5% and 4.5% ownership interest, respectively, in the joint venture. The Company’s initial investment was $108,000. The Company and its directors and officers collectively control less than 50% voting power of the board of directors in the joint venture. As a result, the Company accounts for the investment under the equity method of accounting. The joint venture was formed for the purpose of manufacturing, assembling, servicing and testing x-ray

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

inspection systems and other products. Some of the Company’s subsidiaries are suppliers to the joint venture partner. The joint venture partner utilizes the technology purchased from the Company’s subsidiaries to manufacture products which are sold to the joint venture. Sales to the joint venture partner by subsidiaries of the Company during the fiscal years ended June 30, 2004, 2005 and 2006 were approximately $0.7 million, $0.2 million and $0.1 million, respectively.

In August 2002, the Company invested $775,000 to purchase a minority equity interest in CXR, a UK-based research and development company that develops real time tomography systems. The investment was accounted for under the equity method of accounting. As a result of adopting FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” the Company began consolidating this investment during fiscal year 2004. In June 2004, the Company invested an additional $810,000 in CXR. The Company later purchased shares held by third parties for a total of $550,000 and thereby increased its interest in CXR to 75%. In December 2004, the Company acquired the remaining 25% interest. As compensation to the selling shareholders for this remaining interest, the Company agreed, for a period of 18 years, to make royalty payments based on sales of CXR’s products. There were no such sales during the fiscal years ended June 30, 2005 or 2006. As a result of this transaction, CXR is now a wholly-owned subsidiary of the Company.

In July 2002, the Company purchased from Imagis Technologies, Inc. (“Imagis”) 1,166,667 shares of its common stock (approximately 6% of its then-outstanding stock), 2-year warrants to purchase 291,667 additional shares of Imagis common stock (approximately 1.5% of its then-outstanding stock) at a price of $1.50 per share and certain ancillary rights, for an aggregate purchase price of $1.75 million. Imagis develops facial recognition software for security applications. The investment is classified as available-for-sale and as a result of the long term nature of this investment, is included in other assets in the accompanying consolidated financial statements. For the fiscal years ended June 30, 2003 and 2004, based on the continued trading of Imagis common stock below the original purchase price for a prolonged period of time, other than temporary impairments in the carrying value of this investment totaling $1,433,000 and $247,000, respectively (pre-tax), were recognized.

For the fiscal years ended June 30, 2004, 2005 and 2006, the Company’s equity in the earnings (losses) of the ECIL-Rapiscan Security Products joint venture amounted to approximately ($0.1) million, $0.2 million and $0.4 million, respectively, and is included in selling, general and administrative expenses.

In connection with the acquisition of Spacelabs Medical (see Note 3), the Company acquired 19.95% of the issued and outstanding shares of Tempus Software, Inc., a privately-held company (“Tempus”). In June 2004, QuadraMed Corp., a public company (“QuadraMed”), purchased all of the issued and outstanding shares of Tempus. In exchange for the Tempus shares, the Company received $902,000 in cash as well as restricted shares in QuadraMed. The Company also received an additional $115,000 in cash and approximately 51,000 additional unregistered shares in QuadraMed, both of which were placed into escrow pending the resolution of certain purchase price adjustments.

In fiscal year 2005, the fair value of the Company’s QuadraMed shares had decreased based on the market price of QuadraMed’s shares that were publicly traded. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company concluded that an other-than-temporary decline in the value of its QuadraMed shares had occurred and recorded a write down of $182,000 in its consolidated statements of operations. As of June 30, 2005, the market price of QuadraMed’s shares had recovered and the Company determined that the value of its QuadraMed shares had risen by $154,000, which represents the unrealized gains subsequent to the write down of such investment at March 31, 2005. In accordance with SFAS 115, this recovery has been recorded as a component of other comprehensive income.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

The Company sold its QuadraMed shares in fiscal year 2006. Net proceeds from the sale were $806,000 and the gain on the sale was $160,000. The gain of $160,000, before tax, included the realization of $134,000 of previously unrealized gain in accumulated other comprehensive income. During fiscal year 2006, the cash and shares held in escrow were released to the Company, resulting in the recognition of an additional gain of $0.2 million.

3.    ACQUISITIONS AND DISPOSITIONS

In October 2000 and May 2001, the Company invested an additional $182,000 and $100,000, respectively, to increase the Company’s equity percentage in OSI Medical to 74.8%. The Company merged OSI Medical into a newly formed subsidiary, Dolphin Medical, Inc. (“Dolphin”) in March 2002. Dolphin had been formed in September 2001 when the medical device business of the Company’s UDT Sensors, Inc. (since renamed OSI Optoelectronics, Inc.) subsidiary was contributed to Dolphin in exchange for stock in Dolphin. In December 2003, the Company entered into a Stock Purchase and Option Agreement with Conmed Corporation, whereby Conmed Corporation purchased a 9% interest in Dolphin and an option to purchase all of the remaining shares of Dolphin. In addition, Conmed Corporation and Dolphin entered into a distribution agreement, which provides Conmed Corporation with distribution rights for certain Dolphin products within certain defined territories. The Company currently owns approximately 90% of Dolphin. The Company received $2,000,000 in connection with the above-mentioned agreements of which $800,000 is deferred over the five-year term of the distribution agreement.

In fiscal year 2000, the Company formed RapiTec, a majority-owned subsidiary. In January 2004, the minority shareholders of RapiTec accepted an offer by the Company to purchase all shares of RapiTec common stock held by them. As a result of the transaction, the Company now wholly owns RapiTec. Consideration paid for the share purchase transaction consisted of an initial cash payment of approximately $820,000 paid in fiscal year 2004, of which $536,000 was allocated to goodwill, and a second cash payment of approximately $279,000 paid in fiscal 2005, which amount was also allocated to goodwill. As of June 30, 2006, the Company has approximately $815,000 in goodwill recorded for this acquisition, none of which is tax deductible.

In November 2002, the Company acquired all the outstanding capital stock of Ancore (recently renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based privately held high-technology developer and provider of advanced inspection systems for aviation security, port and border inspection and counter-terrorism to enhance the Company’s cargo and vehicle inspection system offerings. Consideration paid for the acquisition consisted of a combination of the Company’s common stock (“Common Stock”) and cash. At the close of the acquisition, the Company paid $2,000,000 in cash, and issued 347,890 shares of its Common Stock valued at $5,749,000. Expenses associated with the acquisition were approximately $120,000, and have been included in the total purchase price. As of June 30, 2006, the Company has approximately $4,129,000 in goodwill recorded for this acquisition, none of which is tax deductible. The acquisition agreement contains certain provisions for additional contingent purchase price payments.

In fiscal year 2003, additional contingent cash payments of $2,574,000 were made to former Ancore stockholders based on Ancore meeting certain performance criteria and has been included in the allocated purchase price. In addition, during the five years subsequent to the acquisition, upon each commercial sale of a Pulsed Fast Neutron Analysis (“PFNA”) inspection system, the Company will pay former Ancore stockholders an earn-out of 6% of the price of the PFNA system, up to $750,000 per system, in either cash or stock, at the Company’s election. The PFNA earn-out payments are capped at an aggregate of $34,000,000. As of June 30, 2006, no earn-out payments have been earned or made.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

In August 2003, the Company acquired certain assets representing the military laser-based training business of Schwartz Electro-Optics, Inc. for $3.7 million, including acquisition costs. The acquisition was made through a newly formed, wholly-owned subsidiary, OSI Defense. The acquired business develops and manufactures tactical engagement simulation systems, man-worn laser detectors, small arms transmitters, controller guns and a variety of targeting systems for the defense industry. As of June 30, 2006, the Company had approximately $3,157,000 in goodwill recorded for this acquisition which is tax deductible. In November 2003, the Company acquired substantially all of the remaining assets of Schwartz Electro-Optics, Inc. in a bankruptcy court supervised auction. The Company paid approximately $1,600,000, including acquisition costs. The acquired assets comprise a business for the design, manufacture and sale of laser-based systems used in traffic and toll management, precision agricultural management, and precision mapping and surveying. The business, located in Orlando, Florida, now operates under the name OSI Laserscan. The acquisition was made through OSI Defense. As of June 30, 2006, the Company has approximately $411,000 in goodwill recorded for this acquisition which is tax deductible.

In October 2003, the Company acquired the assets of a manufacturing services company specializing in surface mount technology lines and PC board assembly operations for approximately $4,473,000 including acquisition costs (net of cash acquired). The acquisition was made through a wholly-owned subsidiary, OSI Electronics.

In December 2003, the Company acquired substantially all of the assets of J&D Engineering, a company registered in England and Wales. The Company paid approximately £367,000 (or approximately $649,000) including acquisition costs. An additional £93,000 (or approximately $171,000) was paid during the fiscal quarter ended March 31, 2004. The acquired assets comprise a business for the design, sale and manufacturing of, among other products, metal frames for x-ray scanners. The acquisition was made through the Company’s wholly-owned subsidiary, Rapiscan Security Products Limited, (recently renamed Rapiscan Systems Limited).

In January 2004, the Company completed the acquisition of all of the outstanding capital stock of ARACOR (recently renamed Rapiscan Systems High Energy Inspection Corporation), a privately held company located in Sunnyvale, California. The acquisition of ARACOR broadens the Company’s security product portfolio with ARACOR’s mobile x-ray inspection system, the Eagle, which is designed for container scanning at busy seaports. Consideration for the acquisition consisted of an initial cash payment of approximately $17.6 million (net of cash acquired), including acquisition costs. Furthermore, during the seven years following the close, contingent consideration is payable based on ARACOR’s net revenues, provided certain requirements are met. The contingent consideration is capped at $30 million. As of June 30, 2006, no earn out payments have been made.

In March 2004, the Company completed the acquisition from Instrumentarium Corporation, now a subsidiary of General Electric Company, of certain capital stock and assets constituting substantially all of the business operations of Spacelabs Medical. The acquisition price was approximately $47.9 million in cash (net of cash acquired), including acquisition costs. Spacelabs Medical is a leading global manufacturer and distributor of patient monitoring systems for critical care and anesthesia, wired and wireless networks, clinical information connectivity solutions, ambulatory blood pressure monitors and medical data services. In June 2004, the Company notified General Electric Company of a working capital and retention bonus adjustment resulting in what the Company believes to be a downward adjustment of the purchase price in the amount of approximately $26 million. In September 2004, General Electric Company responded that it believes the amount of the downward adjustment to be $7.8 million. No amounts have been recorded in the financial statements in relation to the expected reduction in the purchase price.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

Pursuant to the terms of the purchase agreement, the Company assumed management retention bonus agreements for key personnel of Spacelabs Medical. As of June 30, 2006, no further management retention obligations remained. The accrual and related payments are summarized in the following table:

Retention Bonus Accrual (in thousands)
Balance on June 30, 2004	$2,603
Accruals	1,824
Payments	(2,375)

Balance on June 30, 2005	2,052
Accruals	623
Payments	(2,675)

Balance on June 30, 2006	$—

In February 2005, the Company completed the acquisition of all of the outstanding capital stock of Blease for approximately $9.3 million in cash (net of cash acquired), including acquisition costs. As of June 30, 2006, the Company has approximately $4.3 million in goodwill recorded for this acquisition, none of which is tax deductible. Furthermore, during the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $11.6 million as of June 30, 2006). The results of operations of Blease have been included in the Company’s consolidated statement of operations since the acquisition date.

Supplemental pro-forma disclosures of the results of operations for the fiscal years ended June 30, 2004 and 2005, as though the Spacelabs Medical and Blease acquisitions had been completed as of July 1, 2003, are as follows (in thousands except per share amounts):

	Unaudited
	2004	2005
Revenues	$375,565	$395,610
Net loss before taxes	$(14,165)	$(9,076)
Net loss	$(8,819)	$(3,306)
Net loss available to shareholders	$(8,819)	$(3,413)
Diluted loss per share (1)	$(0.58)	$(0.21)

(1)	Earnings per share is calculated based on 15,236,399 and 16,222,998 diluted ordinary shares for the fiscal years ended June 30, 2004 and 2005, respectively.

4.    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	June 30,
	2005	2006
Trade receivables—net	$86,744	$115,133
Receivables related to long term contracts—unbilled costs and accrued profit on progress completed	2,483	4,286

Total	$89,227	$119,419

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

The unbilled costs and accrued profit at June 30, 2006 are expected to be entirely billed and collected during fiscal year 2007.

5.    INVENTORIES

Inventory, net consisted of the following (in thousands):

	June 30,
	2005	2006
Raw materials	$56,584	$63,785
Work-in-process	22,132	29,961
Finished goods	28,725	26,858

Total	$107,441	$120,604

6.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		June 30,
	Estimated Useful Lives	2005	2006
Land		$5,564	$5,899
Buildings	20 years	6,322	7,370
Leasehold improvements	3-10 years	6,513	7,066
Equipment	5-8 years	23,890	35,790
Tooling	3-5 years	2,911	4,288
Furniture and fixtures	8-10 years	3,328	4,140
Computer equipment	3-4 years	12,252	15,619
ERP software	10 years	1,848	2,455
Vehicles	3-5 years	262	359

Total		62,890	82,986
Less accumulated depreciation and amortization		(31,916)	(40,465)

Property and equipment, net		$30,974	$42,521

During the fiscal years ended June 30, 2004, 2005 and 2006, depreciation expense was approximately $4.0 million, $6.6 million and $10.6 million, respectively. Included in computer equipment is approximately $0.7 million of assets under capital leases.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2005 and 2006 are as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated
Balance as of June 30, 2004	$16,590	$1,269	$6,066	$23,925
Goodwill acquired during the period	8	4,442	278	4,728
Foreign currency translation adjustment	(106)	150	—	44

Balance as of June 30, 2005	$16,492	$5,861	$6,344	$28,697
Foreign currency translation adjustment	240	129	—	369

Balance as of June 30, 2006	$16,732	$5,990	$6,344	$29,066

Intangible assets which have indefinite lives, and therefore are not subject to amortization, consisted of trademarks with a gross carrying value of $7.1 million at June 30, 2005 and 2006.

Intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2005				June 30, 2006
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Software development costs	4 years	$3,635	$1,382	$2,253	$3,271	$1,480	$1,791
Purchased software	5 years	327	327	—	—	—	—
Patents	10 years	439	193	246	420	215	205
Core technology	25 years	9,213	681	8,532	9,289	1,159	8,130
Developed technology	17 years	27,816	3,159	24,657	27,573	4,589	22,984
Customer relationships/backlog	8 years	5,439	923	4,516	5,462	1,646	3,816

		$46,869	$6,665	$40,204	$46,015	$9,089	$36,926

Amortization expense for the fiscal years ended June 30, 2004, 2005 and 2006 was $1.7 million, $4.0 million and $3.6 million, respectively. At June 30, 2006, estimated future amortization expense is as follows (in thousands):

2007	$3,461
2008	3,288
2009	3,066
2010	3,009
2011	2,639
2012 and thereafter	21,463

Total	$36,926

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

Software development costs for software products to be licensed to others, incurred before establishing technological feasibility, are charged to operations. Software development costs incurred after establishing technological feasibility and purchased software costs are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of sales, is the greater of: (i) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product. During the fiscal years ended June 30, 2004, 2005 and 2006, the Company capitalized software development costs in the amount of $0.1 million, $1.4 million and $0.2 million, respectively.

8.    LINE-OF-CREDIT BORROWINGS AND LONG-TERM DEBT

In May 2005, the Company entered into a second amended and restated credit agreement with Bank of the West. The agreement provided for a $50 million senior revolving line of credit, including a letter-of-credit, foreign exchange facility and an acquisition credit facility, each of which were secured by substantially all of the assets of our U.S. subsidiaries and our stock ownership in two significant foreign subsidiaries. In October 2005, the Company entered into a first amendment to the second amended and restated credit agreement. As amended, the agreement included an asset–based credit facility of up to $50 million with revised financial covenants.

As of June 30, 2006, the Company’s borrowing capacity was $28.3 million of which $10.2 million was outstanding under the revolving line of credit and $11.2 million was issued and outstanding under the letter of credit facility.

In order to provide the Company’s majority-owned Spacelabs Healthcare subsidiary with a separate line of credit, the Company bifurcated its arrangement with Bank of the West. As a result, on July 18, 2006, the Company entered into a Third Amended and Restated Credit Agreement with Bank of the West. As amended, the agreement provides for a $35 million senior revolving line of credit, including a letter-of-credit and foreign exchange facility, each of which are secured by substantially all of the Company’s U.S. assets, including its ownership of 80% of the stock of Spacelabs Healthcare. Interest on the revolving loans is based, at the Company’s option, on either the bank’s prime rate plus up to 0.5% (based on our financial performance), or on the British Bankers Association Interest Settlement Rate for deposits in U.S. dollars plus up to 2.5% (based on the Company’s financial performance). The Company has made customary representations, warranties and covenants in the Third Amended and Restated Credit Agreement, including certain financial covenants, such as maintaining a specified tangible net worth; ratio of total liabilities to effective tangible net worth; ratio of earnings before interest and taxes to interest paid in cash; pre-tax loss limitations; and capital expenditure limitations, among others. The agreement expires on July 18, 2009.

On July 18, 2006, Spacelabs Healthcare also entered into a Credit Agreement with Bank of the West. The agreement provides for a $10 million senior revolving line of credit, including a letter-of-credit and foreign exchange facility, and a $27.4 million loan to fund the purchase of the Del Mar Reynolds cardiology division of Ferraris Group PLC, a company organized in England and Wales. The Credit Agreement is secured by substantially all of the assets of the U.S. subsidiaries of the Company’s Healthcare division. Interest on the revolving loans is based, at Spacelabs Healthcare’s option, on either the bank’s prime rate, plus up to 0.5% (based on Spacelabs Healthcare’s financial performance), or on the British Bankers Association Interest Settlement Rate for deposits in U.S. dollars plus up to 2.5% (based on Spacelabs Healthcare’s financial performance). Spacelabs Healthcare has made customary representations, warranties and covenants in the Credit Agreement, including certain financial covenants such as maintaining a specified tangible net worth; ratio of current assets to current liabilities; ratio of earnings before interest, taxes, depreciation and amortization less

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

non-financed capital expenditures and dividends paid or declared to interest paid plus the current portion of long- term debt and capitalized lease obligations; and ratio of indebtedness to earnings before interest taxes depreciation and amortization, among others. The agreement expires on July 18, 2009. There were no amounts outstanding as of June 30, 2006 under this agreement.

The Company’s Rapiscan Systems Pte. Ltd. subsidiary in Singapore has entered into a revolving line of credit agreement with the Singapore branch of an Indian bank. This line of credit provides for various types of short term borrowing of up to 4.95 million Singapore dollars (approximately $3.1 million at June 30, 2006). Borrowings under the line of credit bear interest at the bank’s prime rate (9.0% at June 30, 2006) plus from 1.0% to 1.25% depending on the type of loan. Borrowings under the line of credit are secured by the assets of the Company’s Rapiscan Systems Pte. Ltd. subsidiary. At June 30, 2006, there were no amounts outstanding under the revolving line of credit. This facility expires in January 2007.

The Company’s Dolphin Medical Pte. Ltd. subsidiary in Singapore has also entered into a revolving line of credit agreement with the same Singapore branch of an Indian bank. This line of credit provides for secured overdraft/ inventory borrowings up to 1.6 million Singapore dollars (approximately $1.0 million at June 30, 2006). Borrowings under the line of credit bear interest at the bank’s prime rate (9.0% at June 30, 2006) plus 1.25%. Borrowings under the line of credit are secured by the inventory of Dolphin Medical Pte. Ltd. At June 30, 2006, there were no amounts outstanding under the revolving line of credit. This facility expires in January 2007. The credit agreements for Rapiscan Systems Pte. Ltd and Dolphin Medical Pte. Ltd. are guaranteed by the Company up to 3.9 million Singapore dollars (approximately $2.5 million at June 30, 2006) in total.

The Company’s Advanced Micro Electronics AS (“AME”), subsidiary in Norway has a loan agreement with a Norwegian bank that provides for revolving line-of-credit borrowings of up to 10 million Norwegian kroner (approximately $1.6 million, at June 30, 2006). Borrowings under this line of credit bear interest at a variable rate, which was 4.5% and 5.25% at June 30, 2005 and 2006, respectively. Interest is payable quarterly. Borrowings under this line of credit are collateralized by certain AME assets. At June 30, 2006, there were no amounts outstanding under this line of credit. This facility expires in March 2007.

The Company’s Rapiscan Systems Limited subsidiary in the U.K. entered into a $5.3 million bank loan for the acquisition of land and buildings in Salfords, England. The Company co-located certain of its Security and Healthcare division operations in this facility. The loan is repayable over a twenty-year period, with quarterly payments due of £34,500 (approximately $63,800 at June 30, 2006). Outstanding borrowings bear interest at 3 month LIBOR (5.96% at June 30, 2006) plus 1.2% and are payable on a quarterly basis.

The Company’s Rapiscan Systems Limited subsidiary in the U.K. also has a loan agreement with a U.K. based bank that provides for an overdraft facility up to a maximum amount of £1.25 million (approximately $2.3 million at June 30, 2006) outstanding at any one time. Such amounts are secured by certain assets of the subsidiary. At June 30, 2006, £0.4 million (approximately $0.7 million) was outstanding under this facility. Outstanding borrowings bear interest at a variable base rate (4.5% at June 30, 2006) plus 1.35% per annum. The agreement also provides for a £3.25 million (approximately $6.0 million at June 30, 2006) facility for tender and performance bonds and a £1.0 million (approximately $1.9 million at June 30, 2006) facility for the purchase of foreign exchange contracts and letters of credit. At June 30, 2006, no amounts were outstanding under foreign exchange contracts and letters of credit. These facilities are secured by certain assets of the subsidiary and the Company has guaranteed these obligations up to £1.0 million (approximately $1.9 million at June 30, 2006). As of June 30, 2006, £2.56 million (approximately $4.9 million at June 30, 2006) was outstanding under the performance bond facility. These facilities expire in April 2007.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

The Company’s Opto Sensors (Malaysia) Sdn. Bhd. subsidiary in Malaysia has a loan agreement with a Malaysian bank that provides for overdraft borrowings of up to 3.0 million Malaysian ringgits (approximately $0.8 million at June 30, 2006). Borrowings under the line of credit bear interest at the bank’s base lending rate (6.25% at June 30, 2006) plus 1.75%. Interest is payable monthly. As of June 30, 2006, no amounts were outstanding under this loan agreement. Borrowings under this loan agreement are secured by certain assets of the subsidiary and are guaranteed by the Company up to 3.0 million Malaysian ringgits (approximately $0.8 million at June 30, 2006). This facility expires in March 2007.

The Company’s Opto Sensors (Malaysia) Sdn. Bhd. subsidiary in Malaysia also has an agreement with a Malaysian bank that provides for 17 million Malaysian ringgits (approximately $4.6 million at June 30, 2006) under a performance bond facility. As of June 30, 2006, 2.2 million Malaysian ringgits (approximately $0.6 million at June 30, 2006) were outstanding under this facility. The agreement provides for overdraft borrowings up to 5.0 million Malaysian ringgits (approximately $1.4 million at June 30, 2006). Borrowings under the overdraft facility bear interest at the bank’s base lending rate (6.25% at June 30, 2006) plus 1.75%. At June 30, 2006, no amounts were outstanding under the overdraft facility. The agreement also provides an import line of credit up to 2.0 million Malaysian ringgets (approximately $0.5 million at June 30, 2006). As of June 30, 2006 no amounts were outstanding under the import line of credit. Borrowings under this agreement are secured by certain assets of the subsidiary and are guaranteed by the Company up to 14.2 million Malaysian ringgits (approximately $3.9 million at June 30, 2006). This facility expires in January 2007.

The Company’s Rapiscan Systems Oy (previously known as Metorex Security Products Oy) has an agreement with a Finnish bank that provides for 0.5 million euros (approximately $0.7 million at June 30, 2006) under a tender and performance bond facility. As of June 30, 2006, 0.2 million euros (approximately $0.3 million) were outstanding under this facility. The agreement also provides for a foreign currency overdraft facility up to 0.5 million euros (approximately $0.6 million at June 30, 2006). At June 30, 2006, no amounts were outstanding under the facility. Borrowings under these facilities bear interest rate at the bank’s prime lending rate (3.0% at June 30, 2006) plus 1.0%. These facilities expire in February 2007.

The Company’s Spacelabs Medical subsidiary has an arrangement with a bank in the United States that provides for up to $0.1 million in letters of credit and $0.4 million in overdraft borrowings. The overdraft borrowings portion bears interest at the bank’s prime rate (8.25% at June 30, 2006) plus 3%. There were no outstanding letters of credit or outstanding amounts under the overdraft borrowing portion of the facility as of June 30, 2006. The facility is guaranteed by the Company.

The Company’s Spacelabs Medical subsidiary has an agreement with a bank in the United States that provides a bid bond of $0.8 million that was required in connection with a tender related to the potential sale of products in a foreign country. The bid bond is secured by a money market account in the amount of $0.8 million. The bid bond expired on July 22, 2006.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

Long-term debt consisted of the following at June 30 (in thousands):

	2005	2006
Four-year term loan payable in monthly installments of $34,710 until paid in full on October 10, 2009. Interest is due monthly at a rate of 7.85%	$—	$1,218
Fifteen-year term loan payable in monthly installments of $833 until paid in full on July 27, 2020. Interest is due monthly at a rate of 0%	—	142
Twenty-year term loan payable in quarterly installments of £34,500 (approximately $63,800 at June 30, 2006) until paid in full on December 1, 2024. Interest is due quarterly at a rate of three-month LIBOR plus 1.2% (7.16% at June, 30, 2006)	4,817	4,721
Capital lease obligations	507	248
Other	27	405

	5,351	6,734
Less current portion of long-term debt	499	1,251

Long-term portion of debt	$4,852	$5,483

Fiscal year principal payments of long-term debt as of June 30, 2006 are as follows (in thousands):

2007	$1,251
2008	625
2009	654
2010	402
2011	265
2012 and thereafter	3,537

Total	$6,734

9.    STOCK-BASED COMPENSATION

As of June 30, 2006, the Company maintained the following four significant stock option plans: (a) the 1997 Stock Option Plan, (b) the 2004 Spacelabs Medical Stock Option Plan, (c) the 2005 Equity Participation Plan (the “2005 Spacelabs Healthcare Plan”) and (d) the 2006 Equity Participation Plan (the “2006 Rapiscan Systems Plan”).

Stock-based-compensation expense recorded in accordance with SFAS 123(R) for the year ended June 30, 2006 totaled approximately $4.1 million, net of tax. The income tax benefit related to such compensation was approximately $1.3 million. Stock-based compensation expense has been recorded in the consolidated statement of operations for the year ended June 30, 2006 as follows (in thousands):

Year ended June 30, 2006
Cost of goods sold	$418
Selling, general and administrative	4,463
Research and development	473

$5,354

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

As of June 30, 2006, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted amounted to: $3.8 million under the 1997 Stock Option Plan, $1.7 million under the 2005 Spacelabs Healthcare Plan and $1.7 million under the 2006 Rapiscan Systems Plan. The Company expects to recognize these costs over a weighted-average period of 1.4 years with respect to the 1997 Stock Option Plan, 1.6 years with respect to the 2005 Spacelabs Healthcare Plan and 2.7 years with respect to the 2006 Rapiscan Systems Plan.

Cash received from option exercises under all share-based payment arrangements amounted to $1.5 million, $2.2 million and $2.9 million for the three years ended June 30, 2004, 2005 and 2006, respectively. The benefit realized in connection with tax deductions associated with option exercises under all share-based payment arrangements totaled $0.9 million, $0.9 million and $0.1 million for the three years ended June 30, 2004, 2005, and 2006, respectively.

Employee Stock Purchase Plan

The Company maintains and administers an employee stock purchase plan under which it has reserved for issuance 500,000 shares of its common stock. Eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the three years ended June 30, 2004, 2005 and 2006, employees purchased 16,281, 42,439 and 74,250 shares, respectively. The Company’s accrued liability to the 1998 Plan was $580,000 and $618,000 at June 30, 2005 and 2006, respectively. As of June 30, 2006, there were 272,678 shares of the Company’s common stock reserved for future issuance under the plan. The compensation expense associated with this plan, included in the consolidated statement of operations for the year ended June 30, 2006, was not material.

Stock Option Plans

1997 Stock Option Plan—The Company established the 1997 Stock Option Plan in May 1997 and authorized the grant of up to 850,000 shares of common stock in the form of incentive and nonqualified options. In November 2004, the Company increased the number of shares authorized under the 1997 Stock Option Plan to 3,350,000. Under the 1997 Stock Option Plan, The Company may grant to its directors and employees, including those of its subsidiaries, incentive and nonqualified options to purchase shares of common stock. Under the plan, the exercise price of nonqualified options may not be less than 85% of the fair market value of our common stock on the date of grant. The exercise price of incentive stock options may not be less than the fair market value of our common stock at the date of grant. The exercise price of incentive stock options granted to individuals who own more than 10% of our voting stock may not be less than 110% of the fair market value of our common stock on the date of grant. Stock options granted under this plan may not be exercised more than ten years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of our capital stock).

Under the 1997 Stock Option Plan, the fair value of each option award is estimated as of the date of grant using a Black-Scholes options pricing model that uses assumptions detailed in the table below. Expected volatilities are based on a blend of historical volatilities of the Company’s common stock and implied volatilities of its publicly traded options, as more fully explained below. The expected life represents the weighted-average period of time that options granted are expected to be outstanding, giving consideration to vesting periods and historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

SAB 107 provides the views of the Securities and Exchange Commission regarding valuation of share-based payments pursuant to SFAS 123(R). With respect to volatility, SAB 107 clarifies that no single method of estimating volatility is proper under all circumstances and that to the extent a company can derive implied volatility based on the trading of its financial instruments on a public market, it may be appropriate to use both implied and historical volatility in its assumptions. The Company has certain financial instruments that are publicly traded from which we can derive the implied volatility. Therefore, beginning in July 2005, the Company used implied and historical volatility for valuing its stock options, whereas it had previously used historical volatility exclusively as the measure. The Company believes that implied and historical volatility is a better indicator of expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.

The Company determined the fair value of options issued during fiscal years ended 2004, 2005 and 2006 as of the date of the grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2005	2006
Expected dividend	0%	0%	0%
Risk-free interest rate	2.5%	3.4%	4.6%
Expected volatility	77.1%	58.3%	42.8%
Expected life (in years)	3.8	3.7	3.8

The following summarizes stock option activity for the fiscal years ended 2004, 2005 and 2006:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2003	1,379,541	$11.99
Granted	455,765	19.31
Exercised	(177,244)	6.99
Expired or cancel	(5,175)	6.74

Outstanding at June 30, 2004	1,652,887	14.57
Granted	377,000	19.35
Exercised	(201,899)	7.39
Expired or cancel	(52,840)	14.31

Outstanding at June 30, 2005	1,775,148	16.41
Granted	354,000	18.54
Exercised	(246,025)	7.66
Expired or cancel	(73,916)	17.51
Converted out of Plan	(30,529)	20.25

Outstanding at June 30, 2006	1,778,678	$17.93	2.5	$1,879

Exercisable at June 30, 2006	996,963	$17.01	1.5	$1,737

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

The per-share weighted-average grant-date fair value of stock options granted under the 1997 Stock Option Plan was $11.03, $8.91 and $7.04 for the fiscal year ending 2004, 2005 and 2006, respectively. The total intrinsic value of options exercised during the fiscal year ending 2006 was $2.9 million.

In fiscal year 2006, the Company converted 30,529 options under the 1997 Stock Option Plan into 1,065,680 options under the 2004 Spacelab Medical Plan. As a result of the conversion, additional compensation expense of $0.4 million was recognized in fiscal 2006.

Additional information relating to the 1997 Stock Option Plan at June 30, 2006 is as follows:

June 30, 2006
Options exercisable	996,963
Options available for grant	517,571
Total shares reserved for stock option plan	3,350,000

2004 Spacelabs Medical Stock Option Plan—We established the 2004 Spacelabs Medical Stock Option Plan in April 2004 under which the Company authorized the grant of up to 12,500,000 shares of Spacelabs Medical common stock in the form of nonqualified options. Under the 2004 Spacelabs Medical Stock Option Plan, the Company may grant to employees, including those of its subsidiaries, consultants and to the non-employee directors of Spacelabs Medical, nonqualified options to purchase shares of the Spacelabs Medical common stock. Stock options granted under this plan may not be exercised more than ten years after the date of grant.

The Company estimates the fair value of each stock option award as of the date of grant, using a Black-Scholes option pricing model that uses assumptions detailed in the table below. The Company based expected volatilities on the historical volatilities of the publicly traded common stock of a select peer group of companies that are similar to Spacelabs Medical. The Company has determined the 2006 expected term assumption under the “Simplified Method” as defined in SAB 107, as it lacks historical data and is unable to make reasonable expectations regarding future exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The Company has determined the fair value of options issued during the fiscal year ended 2004, 2005 and 2006 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2005	2006
Expected dividend	0%	0%	0%
Risk-free interest rate	2.4%	3.2%	3.3%
Expected volatility	51.5%	51.2%	51.0%
Expected life (in years)	3.6	3.6	3.6

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

The following summarizes stock option activity for fiscal year ended 2004, 2005 and 2006:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding—June 30, 2003	—
Granted	4,897,500	0.58
Exercised	—	—
Canceled	(10,000)	0.58

Outstanding—June 30, 2004	4,887,500	0.58
Granted	4,188,500	0.80
Exercised	—	—
Canceled	(1,152,500)	0.59

Outstanding—June 30, 2005	7,923,500	0.70
Granted	739,000	1.10
Converted in to Plan	1,065,680	0.58
Exercised	—	—
Canceled	(242,559)	0.70
Converted out of Plan	(9,485,621)	0.72

Outstanding—June 30, 2006	—	—	—	—
Exercisable at June 30, 2006	—	—	—	—

The per-share weighted-average grant-date fair value of stock options issued under the 2004 Spacelabs Medical Stock Option Plan was $0.23, $0.33 and $0.45 for the three years ended June 30, 2004, 2005 and 2006, respectively. No option-holders under the 2004 Spacelabs Medical Stock Option Plan exercised their options during the year ended June 30, 2006.

In fiscal year 2006, 30,529 options were converted from the 1997 Stock Option Plan into 1,065,680 options of the 2004 Spacelab Medical Stock Option Plan. As a result of the conversion, the Company recognized additional compensation expense of $0.4 million for the year ended June 30, 2006.

On March 6, 2006, all 9,485,621 outstanding options under the 2004 Spacelabs Medical Stock Option Plan were converted into options under the 2005 Spacelabs Healthcare Plan. As a result of this conversion, no additional compensation expense was required to be recognized for the year ended June 30, 2006. The Company does not expect to make any future grants under the 2004 Spacelabs Medical Stock Option Plan.

2005 Spacelabs Healthcare Plan—The Company established the 2005 Spacelabs Healthcare Plan in October 2005 under which it authorized the grant of up to 10,000,000 shares of Spacelabs Healthcare common stock. Under the 2005 Spacelabs Healthcare Plan, the Company may grant to employees, including those of its subsidiaries, consultants and to the non-employee directors of Spacelabs Healthcare, incentive or nonqualified options to purchase shares of Spacelabs Healthcare common stock. Stock options granted under this plan may not be exercised more than ten years after the date of grant.

The Company estimates the fair value of each option award as of the date of grant using a Black-Scholes option pricing model that uses assumptions detailed in the table below. The Company based expected volatilities on the historical volatilities of the publicly traded common stock of a select peer group of companies that are

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

similar to Spacelabs Healthcare. The Company has determined the 2006 expected term assumption under the “Simplified Method” as defined in SAB 107, as it lacks historical data and is unable to make reasonable expectations regarding future exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The Company determined the fair value of the options issued during the year ended June 30, 2006 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended June 30, 2006
Expected dividend	0%
Risk-free interest rate	4.6%
Expected volatility	44.2%
Expected life (in years)	3.6

The following table summarizes the 2005 Spacelabs Healthcare Plan’s stock option activities for the year ended June 30, 2006:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2005	—	—
Granted	390,000	$2.46
Converted into Plan	5,215,452	1.29
Exercised	(2,543)	1.05
Expired or cancel	(128,790)	1.14

Outstanding at June 30, 2006	5,474,119	$1.37	3.3	$5,920

Exercisable at June 30, 2006	1,823,123	$1.17	3.0	$2,328

The per-share weighted-average grant-date fair value of stock options granted under the 2005 Spacelabs Healthcare Plan was $1.00 for the year ended June 30, 2006, respectively. There were no options granted prior to fiscal year 2006. This intrinsic value of option exercises under the 2005 Spacelabs Healthcare Plan during the fiscal year ending June 30, 2006 was $3,636.

Additional information relating to the 2005 Spacelabs Healthcare Plan’s stock options at June 30, 2006 as follows:

June 30, 2006
Options exercisable	1,823,123
Options available for grant	4,502,721
Total shares reserved for stock option plan	10,000,000

2006 Rapiscan Systems Plan—The Company established the 2006 Rapiscan Systems Plan in January 2006 under which it authorized the grant of up to 10,000,000 shares of Rapiscan Systems Holdings common stock. Under the 2006 Rapiscan Systems Plan, the Company may grant to employees, including those of its subsidiaries, consultants and to the non-employee directors of Rapiscan Systems Holdings, incentive or

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

nonqualified options to purchase shares of the Rapiscan Systems Holdings common stock. Stock options granted under this plan may not be exercised more than ten years after the date of grant.

The Company estimates the fair value of each option award as of the date of grant using a Black-Scholes option pricing model that uses assumptions detailed in the table below. The Company based expected volatilities on the historical volatilities of the publicly traded common stock of a select peer group of companies that are similar to Rapiscan Systems Holdings. The Company has determined the 2006 expected term assumption under the “Simplified Method” as defined in SAB 107, as it lacks historical data and is unable to make reasonable expectations regarding future exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The Company determined the fair value of the options issued during the year ended June 30, 2006 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended June 30, 2006
Expected dividend	0%
Risk-free interest rate	4.7%
Expected volatility	43.1%
Expected life (in years)	3.6

The following table summarizes the 2006 Rapiscan Systems Plan’s stock option activities for the year ended June 30, 2006:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2005	—	—
Granted	5,048,000	$1.42
Exercised	—	—
Expired or cancel	—	—

Outstanding at June 30, 2006	5,048,000	$1.42	4.7	—

Exercisable at June 30, 2006	—	—	—	—

The per-share weighted-average grant-date fair value of stock options granted under the 2006 Rapiscan Systems Plan was $0.43 for the year ended June 30, 2006. The Company made no grants under this plan during prior periods. There were no options exercises under the 2006 Rapiscan Systems Plan during the year ended June 30, 2006.

Additional information relating to the 2006 Rapiscan Systems Plan’s stock options at June 30, 2006 as follows:

June 30, 2006
Options exercisable	—
Options available for grant	4,952,000
Total reserved common stock shares for stock option plan	10,000,000

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

Pro forma SFAS 123 disclosure

Prior to July 1, 2005 and the adoption of SFAS 123(R), we accounted for our employee stock option plans by applying the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB Opinion 25”). Among these interpretations, FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, directs that compensation expense should generally be determined on the date of grant, but only if the fair value of the underlying stock exceeded the exercise price on such date. We adopted the disclosure-only requirements of SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” (“SFAS 148”), an amendment to SFAS 123. These statements establish accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123 and SFAS 148, we elected to continue to apply the intrinsic-value based method described above.

The Company accounted for stock-based awards to non-employees in accordance with SFAS 123, as amended by SFAS 148, and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.

As such, prior to July 1, 2005, we applied APB Opinion 25 in accounting for substantially all of our stock-based awards and, accordingly, except for certain options issued to non-employees, as discussed above, the Company recognized no compensation cost using the intrinsic value method for our stock-based compensation in the accompanying financial statements.

If the fair-value-based method had been applied in measuring stock-based compensation expense under SFAS 123, as amended by SFAS 148, the pro forma effect on net income and earnings per share would have been as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2004	2005
Net income (loss), as reported	$9,956	$(2,395)
Add: Stock-based employee compensation expense included in reported net income-net of related tax effects	—	—
Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards-net of related tax effects	(3,504)	(4,268)

Pro forma net income (loss)	$6,452	$(6,663)

Earnings (loss) per share:
Basic—as reported	$0.68	$(0.15)
Basic—pro forma	$0.44	$(0.41)
Diluted—as reported	$0.65	$(0.15)
Diluted—pro forma	$0.41	$(0.42)

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

10.    INCOME TAXES

For financial reporting purposes, income before provision for income taxes and minority interest includes the following components (in thousands):

	2004	2005	2006
Pre-tax income:
United States	$2,212	$(12,512)	$(6,533)
Foreign	10,890	4,739	7,037

Total pre-tax income (loss)	$13,102	$(7,773)	$504

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	2004	2005	2006
Current:
Federal	$756	$(4,561)	$1,437
State	122	694	504
Foreign	2,691	1,057	2,548

	3,569	(2,810)	4,489
Tax effect of stock option benefits	907	905	133
Change in valuation allowance	—	609	201
Deferred	(1,160)	(4,013)	(3,733)

Total provision (benefit) for income taxes	$3,316	$(5,309)	$1,090

The Company does not provide for U.S. income taxes on the undistributed earnings of the foreign subsidiaries, as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time. At June 30, 2006, undistributed earnings of the foreign subsidiaries amounted to approximately $24,968,000. It is not practical to determine the amount of income or withholding tax that would be payable upon the remittance of these earnings.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

Deferred income tax assets (liabilities) at June 30 consisted of the following (in thousands):

	2005	2006
Deferred income tax assets:
State income tax credit carry forwards	$2,759	$2,865
Federal income tax credit carry forwards	—	1,319
Net operating loss carry forwards	5,848	2,765
Revitalization zone deductions	967	967
Allowance for doubtful accounts	1,934	961
Inventory reserve	1,467	2,564
Provision for losses on long-term contracts	276	10
Inventory capitalization	2,974	4,037
Accrued liabilities	3,400	1,921
State Tax Rate Adjustment	—	62
Other assets	4,382	7,770

Total deferred income tax assets	24,007	25,241
Valuation allowance	(2,043)	(2,244)

Net deferred income tax assets	21,964	22,997

Deferred income tax liabilities:
Depreciation	(2,705)	(2,240)
State income taxes	(1,518)	(1,410)
Amortization of intangible assets	(10,437)	(9,837)
Spacelabs minority interest	—	(4,021)
Other liabilities	(2,396)	(1,096)

Total deferred income tax liabilities	(17,056)	(18,604)

Net deferred income taxes	$4,908	$4,393

As of June 30, 2006, the Company has federal net operating loss carry forwards of approximately $7,899,000 and no state net operating loss carry forwards. The Company’s federal net operating losses will begin to expire in the tax year ending June 30, 2013.

As of June 30, 2006, the Company had federal credit carry forwards, including research and development and foreign tax credits of approximately $1,319,000 and state credit carry forwards, including research and development revitalization zone credits, of approximately $3,832,000. The Company’s federal tax credits will begin to expire in the tax year ending June 30, 2011 and the state credit carry forwards will begin to expire in the tax year ending June 30, 2007.

The Company has established a valuation allowance in accordance with the provisions of SFAS No. 109. The valuation allowance relates to the net operating loss of a subsidiary, subject to Separate Return Limitation Year rules, an unrealized capital loss related to a write-down of an equity investment, as well as an acquired capital loss carry forward. The Company continually reviews the adequacy of valuation allowances and releases the allowances when it is determined that it is more likely than not that the benefits will be realized. As of June 30, 2006, the Company has a tax contingency reserve of approximately $425,000 for a variety of specific uncertain tax positions which is included in income taxes payable on the consolidated balance sheet.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	2004	2005	2006
Provision for income taxes at federal statutory rate	35.0%	(35.0)%	35.0%
State income taxes and credits—net of federal benefit	0.6	(11.0)	66.7
Research and development tax credits	—	(24.1)	—
Subpart F income	—	5.6	44.6
Homeland Investment Act Dividend	—	—	327.9
SFAS 123(R) stock options adjustment	—	—	146.4
Foreign income subject to tax at other than federal statutory rate	(7.7)	(2.6)	(383.9)
Nondeductible expenses	0.9	5.6	126.3
Other	—	(4.8)	(6.7)
Change in valuation allowance	—	7.8	39.8
Favorable determination of income tax contingencies	(3.5)	(9.8)	(179.8)

Effective income tax rate	25.3%	(68.3)%	216.3%

11.    COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases many of its production and office facilities and certain equipment. Most of these leases provide for increases in rents based on the Consumer Price Index, or some other benchmarks, and include renewal options ranging from six months to ten years. Future minimum lease payments under such leases as of June 30, 2006 are as follows (in thousands):

2007	$10,070
2008	8,012
2009	6,738
2010	5,904
2011	4,850
2012 and thereafter	15,506

Total	$51,080

Total rent expense included in the accompanying consolidated financial statements was $4.5 million, $8.1 million and $9.7 million for the fiscal years ended June 30, 2004, 2005 and 2006, respectively.

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

Commitments—In November 2004, the Company entered into an agreement with an original equipment manufacturer to design and manufacture a patient monitor for Spacelabs Medical. The agreement specifies that Spacelabs Medical will buy a minimum number of monitors from the manufacturer during each year of the contract at a fixed price. Spacelabs Medical may provide 12 months’ notice to terminate the agreement without

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

cause after the second year of the contract. Given this termination clause, Spacelabs Medical’s minimum purchase commitment under this agreement is three years of purchases, which totals approximately $8.9 million. The Company expects to take delivery on the first units under this contract within the 2007 fiscal year.

In fiscal year 2005, the Company committed to enter into new leases for computer equipment associated with a master lease agreement previously entered into with Dell Financial Services. The master lease agreement provided for the leasing of computer equipment over a period of 36 months. The new leases that are associated with the master lease agreement have been recorded as capital leases. The master lease agreement permits the Company to lease up to $1.0 million in equipment. During fiscal year 2005, the Company committed to a total of approximately $0.7 million of equipment under this agreement and does not currently expect to commit to any additional leases of equipment. As of June 30, 2006, $0.2 million was outstanding under these capital lease obligations.

Under the terms and conditions of the purchase agreements associated with the following five acquisitions, the Company may be obligated to make additional payments:

In August 2002, the Company purchased a minority equity interest in CXR, a U.K. based research and development company that develops real time tomography systems. In June 2004, the Company increased its equity interest in CXR to approximately 75% and in December 2004 the Company acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest the Company has agreed to make certain royalty payments based on sales of CXR’s products.

In November 2002, the Company acquired all the outstanding capital stock of Ancore (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based company, for its advanced inspection systems for aviation security, port and border inspection and counter-terrorism. Consideration paid for the acquisition consisted of a combination of the Company’s Common Stock and cash of approximately $10.4 million including professional fees associated with the acquisition. In addition, during the five years following the close, contingent consideration is payable based on the sales of certain of its products. The contingent consideration is capped at $34.0 million. As of June 30, 2006, no contingent consideration has been earned or paid.

In January 2004, the Company completed the acquisition of ARACOR (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately held company located in Sunnyvale, California. Consideration for the acquisition consisted of an initial cash payment of approximately $17.6 million (net of cash acquired), including acquisition costs. Furthermore, during the seven years following the close, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of June 30, 2006, no contingent consideration has been earned or paid.

In March 2004, the Company completed the acquisition of Spacelabs Medical from Instrumentarium Corporation. As a result of this acquisition, the Company assumed management retention bonus agreements for key personnel of Spacelabs Medical which could amount to $5.4 million. These retention bonuses vest over a two-year period beginning either October 2003 or March 2004. As of June 30, 2005, a balance of $2.1 million was included in accrued payroll and related expenses for these retention bonuses. The Company made all remaining payouts associated with these retention bonuses during fiscal year 2006.

In February 2005, the Company completed the acquisition of Blease for approximately $9.3 million in cash (net of cash acquired), including acquisition costs. Furthermore, during the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $11.6 million as of June 30, 2006). As of June 30, 2006, no contingent consideration has been earned or paid.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

Environmental Contingencies—The Company is subject to various federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling and disposal of certain hazardous substances and wastes used or generated in the manufacturing and assembly of our products. Under such laws, the Company may become liable for the costs of removal or remediation of certain hazardous substances that have been released on or in its facilities or that have been disposed of off-site as waste. Such laws may impose liability without regard to whether the Company knew of or caused the release of such hazardous substances. The Company has conducted Phase I environmental site assessments for each of its properties in the United States at which the Company manufactures products. The purpose of each such report is to identify, as of the date of such report, potential sources of contamination of the property from past and present activities or from nearby operations. In certain cases, the Company has conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants. The Company believes that it is currently in compliance with all material environmental regulations in connection with its manufacturing operations, and that it has obtained all material environmental permits necessary to conduct business.

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

The Company has also been informed of soil and groundwater remediation efforts at a facility that its Ferson Technologies subsidiary previously leased in Ocean Springs, Mississippi. Ferson Technologies occupied the facility until October 2003. The Company believes that the owner and previous occupants of the facility have primary responsibility for such remediation and have an agreement with the facility’s owner under which the owner is responsible for remediation of pre-existing conditions. However, the Company is unable at this time to ascertain whether Ferson Technologies bears any exposure for remediation costs under applicable environmental regulations. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company has not accrued for loss contingencies relating to the above environmental matters because it believes that, although unfavorable outcomes may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters is resolved in a manner adverse to the Company, the impact on the Company’s results of operations, financial position and/or liquidity could be material.

Legal Proceedings— In November 2002, L-3 Communications Corporation brought suit against the Company in the District Court for the Southern District of New York seeking a declaratory judgment that L-3 Communications Corporation had not breached its obligations concerning the acquisition of PerkinElmer’s Security Detection Systems Business. The Company asserted counterclaims against L-3 Communications Corporation for, among other things, fraud and breach of fiduciary duty. On May 24, 2006, the jury in the case returned a verdict in the Company’s favor and awarded $125 million in damages. The jury found that L-3 Communications Corporation had breached its fiduciary duty to the Company and had committed fraud. The jury awarded the Company $33 million in compensatory damages and $92 million in punitive damages. In addition, the jury also found that the Company had breached a confidentiality agreement and awarded L-3

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

Communications Corporation nominal damages of one dollar. L-3 Communications Corporation is seeking to have the verdict reduced or set aside.

During 2003 and 2004, the Company was informed that Science Applications International Corporation (“SAIC”) had made statements to prospective buyers of the Company’s gamma ray mobile detection system product that the product infringed upon unspecified SAIC patents. In April 2004, the Company received a letter from SAIC specifying a patent upon which SAIC claimed the product infringed. Contrary to SAIC’s claim, the patent cited by SAIC actually distinguished the technology used in the Company’s product as a different, pre-existing technology. The Company therefore filed a lawsuit in the U.S. District Court, Central District of California for declaratory judgment. SAIC has since counter-claimed for patent infringement, citing the same patent, and unfair competition.

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

In April 2004, certain individuals named Spacelabs Medical as well as several other defendants, in a petition that alleges, among other things, that a product possibly manufactured by Spacelabs Medical failed to properly monitor a hospital patient thereby contributing to the patient’s death in November 2001. The amount of the claim has not yet been specified. The petition was filed in the 21st Judicial District Court, Parish of Tangipahoa, Louisiana.

In February 2005, Electromedical, a Greek distribution company, filed an action in the courts of Greece claiming that Spacelabs Medical orally agreed to appoint Electromedical as Spacelabs’ exclusive Greek distributor, but failed to do so. Electromedical claims that it incurred significant expenses as a result of Spacelabs’ actions and demands Euro 872,414 (approximately $1.1 million as of June 30, 2006) in compensation.

In October 2005, Security Detection Systems, Inc. filed a complaint alleging that certain “Metor” brand people screening systems sold by the Security division infringe a specified patent held by Security Detection Systems, Inc. On July 31, 2006, the parties settled the matter dismissing all related claims and counterclaims. Under the terms of the settlement the Company will pay $100,000 in fiscal year 2007.

The Company is also involved in various other claims and legal proceedings arising out of the ordinary course of business which have not been previously disclosed in our quarterly and annual reports. In management’s opinion after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on the Company’s financial position, future results of operations, or cash flows.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

12.    SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In March 1999, the Board of Directors instituted a stock repurchase program under which the Company was authorized to purchase up to a total of 2,000,000 shares of its Common Stock. As of June 30, 2004, the Company had repurchased 1,404,500 shares at an average price of $4.37 per share. In September 2004, the Company repurchased 107,500 shares of its Common Stock at an average purchase price of $14.73 per share and increased the number of shares available for repurchase under the stock repurchase program by 1,000,000 shares. In May 2005, the Company repurchased 157,027 shares of Common Stock at an average price of $14.25 per share. At June 30, 2006, 1,330,973 shares were available for repurchase under the stock repurchase program. The stock repurchase program did not have a material effect on the Company’s liquidity and is not expected to have a material effect on liquidity in subsequent quarters. The Company retires the treasury shares as they are repurchased, and they are disclosed as a reduction from common shares in the accompanying consolidated financial statements.

Warrants

In October 2002, the Company issued and sold an aggregate of 1,250,000 shares of Common Stock in a private placement to institutional investors for an aggregate sales price of $21,600,000. After agent’s commissions and expenses, net proceeds to the Company were $20,500,000. As part of the transaction, the Company issued to the investors warrants to purchase 281,250 additional shares of the Company’s Common Stock at an exercise price of $21.22 per share exercisable at any time, in full or part, no later than October 21, 2009. The fair value of the warrants was estimated at $3,365,000 using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected option life of seven years, dividend yield of 0%, volatility of 89% and a risk-free interest rate of 3.18%. The fair value of these warrants is included with the proceeds from the private placement under the common shares balance as of June 30, 2004 and 2005. The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on November 14, 2002 for the purpose of registering these securities.

In June 2004, the Company issued and sold an aggregate of 1,500,000 shares of Common Stock in a private placement to institutional investors for an aggregate sales price of $32,300,000. After agent’s commissions and expenses, net proceeds to the Company were $31,000,000. As part of the transaction, the Company issued to the investors warrants to purchase 337,500 additional shares of the Company’s Common Stock at an exercise price of $27.73 per share exercisable at any time, in full or part, no later than June 1, 2011. The fair value of the warrants was estimated at $6,152,000 using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected option life of seven years, dividend yield of 0%, volatility of 98% and a risk-free interest rate of 4.45%. The fair value of these warrants is included with the proceeds from the private placement under the common shares balance as of June 30, 2004 and 2005. The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on October 13, 2004 for the purpose of registering these securities.

During fiscal year 2006, 84,847 warrants, at exercise price of $15, were exercised, resulting in net proceeds to the Company of $1,273,000

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

The following summarizes pricing and term information for warrants outstanding as of June 30, 2006:

	Warrants Outstanding
Exercise Prices	Number Outstanding at June 30, 2006	Remaining Contractual Life (Years)
$21.22	281,250	3.31
$23.47	621,000	2.36
$27.73	337,500	4.92

13.    RELATED-PARTY TRANSACTIONS

In 1994, the Company, together with an unrelated other company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company owns a 36% interest in the joint venture, the Company’s chairman and chief executive officer owns a 10.5% interest, and the president of the Company’s Security division owns a 4.5% ownership interest. The Company’s initial investment was $108,000. For the years ended June 30, 2004, 2005 and 2006, the Company’s equity earnings in the joint venture amounted to $317,000, $213,000 and $432,000 respectively, and were included in SG&A expenses. During the year ended June 30, 2001, the Company increased its initial investment by $39,000. The Company’s ownership interest remained at 36% as all the shareholders increased their respective investments proportionately. The Company, its chairman and chief executive officer and the president of Company’s Security division collectively control less than 50% of the board of directors voting power in the joint venture. As a result, the Company accounts for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of the Company’s subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for the fiscal years ended June 30, 2004, 2005, and 2006 were approximately $677,000, $178,000 and $96,000 respectively.

The Company contracts with entities owned by directors of the Company to provide messenger service, auto rental and printing services. Included in cost of sales, selling, general and administrative expenses for the fiscal years ended June 30, 2004, 2005 and 2006 are approximately $70,000, $60,000 and $60,000 for messenger service and auto rental and $73,000, $67,000 and $79,000 for printing services, respectively.

14.    EMPLOYEE BENEFIT PLANS

The Company has a qualified employee retirement savings plan. The plan provides for a contribution by the Company, which is determined annually by the Board of Directors. In addition, the plan permits voluntary salary reduction contributions by employees. The Company contributed $239,000, $1,057,000 and $1,162,000 the plan for the fiscal years ended June 30, 2004, 2005 and 2006, respectively.

During 2000, AME established a defined contribution plan. The plan provides for contributions by AME at a fixed percentage of employee salaries. Contributions made during the fiscal years ended June 30, 2004, 2005 and 2006 by AME were approximately $149,000, $164,000 and $201,000 respectively.

A defined benefit plan established by Rapiscan Systems Limited covers certain Rapiscan Systems Limited employees in the U.K. The benefits under this plan are based on years of service and an employee’s highest 12 months’ compensation during the last five years of employment.

Rapiscan Systems Limited’s funding policy is to make the minimum annual contributions required by applicable regulations based on an independent actuarial valuation sufficient to provide for benefits accruing

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

after that date. The following provides a reconciliation of the changes in the plan’s benefit obligation and fair value of assets for fiscal years 2005 and 2006, and a statement of the funded status as of June 30, 2005 and as of June 30, 2006 (in thousands):

	2005	2006
Change in Benefit Obligation

Benefit obligation at beginning of year	$3,446	$4,092
Translation adjustment	(38)	138
Service costs	61	33
Interest costs	188	187
Plan participants’ contributions	14	15
Actuarial loss (gain)	428	(93)
Actuarial loss from settlement	—	—
Benefits paid	(7)	(165)

Benefit obligation at end of year	4,092	4,207

Change in Plan Assets

Fair value of plan assets at beginning of year	1,794	2,293
Translation adjustment	(20)	76
Actual return on plan assets	294	265
Company contributions	218	244
Plan participants’ contributions	14	15
Benefits paid	(7)	(165)

Fair value of plan assets at end of year	2,293	2,728

Funded status	(1,799)	(1,479)
Unrecognized net actuarial loss	1,689	977

Net amount recognized	$(110)	$(502)

Amount recognized in balance sheets consist of:
Accumulated other comprehensive income	$1,709	$980
Accrued pension liability	(1,819)	(1,482)

Net amount recognized	$(110)	$(502)

	2004	2005	2006
Net Periodic Benefit Costs

Service costs	$60	$63	$32
Interest costs	165	195	180
Expected return on plan assets	(85)	(108)	(123)
Amortization of prior service costs	—	—	—
Settlement cost	206	—	—
Recognized actuarial loss	139	116	121

Net periodic benefit cost	$485	$266	$210

The accumulated benefit obligation for the Rapiscan Systems Limited defined benefit plan was approximately $4.1 million as of June 30, 2005 and $4.2 million as of June 30, 2006.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

Plan Assumptions

	2005	2006
Weighted average assumptions at year-end:
Discount rate	5.0%	5.2%
Expected return on plan assets	6.4%	6.7%
Rate of compensation increase	3.0%	3.0%

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

Rate of compensation increase was estimated at 3.0% as of June 30, 2005. As of June 30, 2006 the directors of the Rapiscan Systems Limited defined benefit plan have assumed rate of compensation increase to be 3.0% to reflect projected compensation for the employees in the Rapiscan Systems Limited covered by the plan.

Plan Assets and Investment Policy

	Fiscal year ended June 30, 2005		Fiscal year ended June 30, 2006
	Proportion of Fair Value	Expected Rate of Return	Proportion of Fair Value	Expected Rate of Return
Equity securities	52.6%	8.0%	58.5%	8.0%
Debt securities	44.3%	4.6%	37.5%	5.0%
Other	3.1%	4.0%	4.0%	4.0%

Combined	100.0%	6.4%	100.0%	6.7%

The defined benefit plan’s assets are invested in a range of pooled investment funds that provide access to a diverse range of asset classes. The investment objective is to maximize the investment return over the long term without exposing the fund to an unnecessary level of risk. Within this objective, it is recognized that benefits will be secured by the purchase of annuities at the time of employee retirement.

The benchmark of the Trustees of the Rapiscan Systems Limited defined benefit plan is to hold assets broadly in the proportion 50% equity securities and 50% debt securities. This proportion is allowed to fluctuate with market movements and is not formally rebalanced. The equity holdings are maintained in a balanced fund, with the decision on whether to hold U.K. equities or non-U.K. equities being under the control of the investment manager. Typically this proportion is close to 65% U.K. and 35% non-U.K. equities. The debt securities are predominantly from the U.K., with 70% held in U.K. government bonds (gilts) and the balance held in corporate stock.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

Projected Benefit Payments

The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2006 (in thousands):

Pension Benefits
Fiscal Period
July 1, 2006 to June 30, 2007	$442
July 1, 2007 to June 30, 2008	35
July 1, 2008 to June 30, 2009	100
July 1, 2009 to June 30, 2010	37
July 1, 2010 to June 30, 2011	744
July 1, 2011 to June 30, 2016	603

Company Contribution

Currently, the agreed Company contribution rate is 23.1% of pensionable salaries, plus $4,400 per month, with death-in-service insurance premiums being paid in addition. If the Company contributions continue at the current rate, the estimated total Company contributions for the fiscal year 2007 will be $225,700.

15.    SEGMENT INFORMATION

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The Company has reflected the provisions of SFAS No. 131 in the accompanying consolidated financial statements for all periods presented. The Company operates in three identifiable industry segments, (a) security and inspection systems (“Security division”), (b) medical monitoring and anesthesia systems (“Healthcare division”), and (c) optoelectronic devices and manufacturing (“Optoelectronics and Manufacturing division”). The Company also has a corporate segment (“Corporate”) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances and legal, audit and other professional service fees not allocated to product segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the businesses of the Optoelectronics and Manufacturing division comprises business that primarily supply components and subsystems to original equipment manufacturers, including to businesses of the Security and Healthcare divisions. Sales between divisions are at transfer prices that are equivalent to market values. All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

The following tables present the operations and identifiable assets by industry segment (in thousands):

	2004
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$117,746	$60,695	$68,628	$—	$—	$247,069
Revenue between product segments	$—	$—	$15,382	$—	$(15,382)	$—

Total revenues	$117,746	$60,695	$84,010	$—	$(15,382)	$247,069

Income (loss) from operations	$10,473	$83	$10,117	$(7,744)	$(536)	$12,393

Segments assets	$134,665	$112,889	$47,267	$39,598	$(2,618)	$331,801

Capital expenditures	$910	$1,914	$1,167	$1,413	$—	$5,404

Depreciation	$1,763	$351	$1,616	$239	$—	$3,969

	2005
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$123,197	$195,698	$66,146	$—	$—	$385,041
Revenue between product segments	$—	$—	$18,412	$—	$(18,412)	$—

Total revenues	$123,197	$195,698	$84,558	$—	$(18,412)	$385,041

Income (loss) from operations	$(5,438)	$8,394	$6,159	$(15,420)	$(675)	$(6,980)

Segment assets	$143,168	$127,906	$57,446	$21,603	$(3,003)	$347,120

Capital expenditures	$11,410	$3,982	$2,589	$(393)	$—	$17,588

Depreciation	$2,783	$1,679	$1,824	$324	$—	$6,610

	2006
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$135,089	$220,624	$96,973	$—	$—	$452,686
Revenue between product segments	$—	$—	$28,897	$—	$(28,897)	$—

Total revenues	$135,089	$220,624	$125,870	$—	$(28,897)	$452,686

Income (loss) from operations	$(640)	$14,660	$12,505	$(24,786)	$(768)	$971

Segment assets	$169,197	$149,198	$74,029	$19,706	$(8,632)	$403,498

Capital expenditures	$5,639	$5,912	$3,464	$1,005	$—	$16,020

Depreciation	$4,968	$3,059	$2,124	$417	$—	$10,568

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

The following tables present the revenues and identifiable assets by geographical area (in thousands):

	2004
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$181,569	$49,077	$16,423	$—	$247,069
Revenue between product segments	3,512	—	11,870	(15,382)	—

Total revenue	$185,081	$49,077	$28,293	$(15,382)	$247,069

Long-lived assets	$80,787	$7,699	$1,638		$90,124

	2005
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$293,871	$69,618	$21,552	$—	$385,041
Revenue between product segments	7,679	—	10,733	(18,412)	—

Total revenue	$301,550	$69,618	$32,285	$(18,412)	$385,041

Long-lived assets	$81,530	$25,425	$2,383		$109,338

	2006
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$324,032	$105,552	$23,102	$—	$452,686
Revenue between product segments	$16,451	—	$12,446	$(28,897)	—

Total revenue	$340,483	$105,552	$35,548	$(28,897)	$452,686

Long-lived assets	$84,760	$30,920	$3,763		$119,443

16.    SUBSEQUENT EVENTS

On July 31, 2006, the Company’s majority-owned subsidiary, Spacelabs Healthcare, acquired the Del Mar Reynolds Cardiac division of Ferraris Group PLC, a company registered in England and Wales. Consideration of the acquired operations consisted of an initial cash payment of £13.9 million ($25.2 million), subject to an adjustment of plus or minus £1 million ($1.8 million at June 30, 2006) based upon revenue and earnings results for Del Mar Reynolds for the 13-month period ending September 30, 2006. Furthermore, contingent consideration of up to £5 million ($9.2 million at June 30, 2006) is payable if Del Mar Reynolds achieves certain revenue targets during fiscal year 2007. The additional earn-out, if any, may be satisfied, at Spacelabs Healthcare’s discretion, either in cash or by the issuance of Spacelabs Healthcare common stock. This acquisition broadens the portfolio of products that the Company’s Healthcare division is able to offer the hospital market with the addition of cardiac monitoring systems. Del Mar Reynolds also offers a core laboratory business that provides clinical trial services to pharmaceutical companies and to clinical research organizations

In order to provide the Company’s majority-owned Spacelabs Healthcare subsidiary with a separate line of credit, the Company bifurcated its arrangement with Bank of the West. As a result, on July 18, 2006, the

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2006

Company entered into a Third Amended and Restated Credit Agreement with Bank of the West. As amended, the agreement provides for a $35 million senior revolving line of credit, including a letter-of-credit and foreign exchange facility, each of which are secured by substantially all of the Company’s U.S. assets, including its stock ownership amounting to 80% of the outstanding equity of Spacelabs Healthcare, and the assets of the U.S. subsidiaries of the Company’s Security and Optoelectronics and Manufacturing divisions. Interest on the revolving loans is based, at the Company’s option, on either the bank’s prime rate plus up to 0.5% (based on the Company’s financial performance), or on the British Bankers Association Interest Settlement Rate for deposits in U.S. dollars plus up to 2.5% (based on the Company’s financial performance). The Company has made customary representations, warranties and covenants in the Third Amended and Restated Credit Agreement, including certain financial covenants, such as maintaining a specified tangible net worth; ratio of total liabilities to effective tangible net worth; ratio of earnings before interest and taxes to interest paid in cash; pre-tax loss limitations; and capital expenditure limitations, among others. The agreement expires on July 18, 2009.

On July 18, 2006, Spacelabs Healthcare also entered into a Credit Agreement with Bank of the West. The agreement provides for a $10 million senior revolving line of credit, including a letter-of-credit and foreign exchange facility, and a $27.4 million loan to fund the purchase of the Del Mar Reynolds cardiology division of Ferraris Group PLC, a company organized in England and Wales. The Credit Agreement is secured by substantially all of the assets of the U.S. subsidiaries of the Company’s Healthcare division. Interest on the revolving loans is based, at Spacelabs Healthcare’s option, on either the bank’s prime rate, plus up to 0.5% (based on Spacelabs Healthcare’s financial performance), or on the British Bankers Association Interest Settlement Rate for deposits in U.S. dollars plus up to 2.5% (based on Spacelabs Healthcare’s financial performance). Spacelabs Healthcare has made customary representations, warranties and covenants in the Credit Agreement, including certain financial covenants such as maintaining a specified tangible net worth; ratio of current assets to current liabilities; ratio of earnings before interest, taxes, depreciation and amortization less non-financed capital expenditures and dividends paid or declared to interest paid plus the current portion of long-term debt and capitalized lease obligations; and ratio of indebtedness to earnings before interest taxes depreciation and amortization, among others. The agreement expires on July 18, 2009. There were no amounts outstanding as of June 30, 2006 under this agreement.

*    *    *    *    *    *

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
Description	Balance at Beginning of period	Charged to costs and expenses	Charged in other accounts		Deductions- Write-offs		Balance at end of period
Balance for doubtful accounts:
Year ended June 30, 2004	$1,098	$287			$611		$774

Year ended June 30, 2005	$774	$4,005			$97		$4,682

Year ended June 30, 2006	$4,682	$2,792	—		$4,478		$2,996

Balance for warranty reserve
Year ended June 30, 2004	$2,782	$2,718	$7,719	(1)	$4,029		$9,190

Year ended June 30, 2005	$9,190	$5,559	$464		$8,572	(2)	$6,641

Year ended June 30, 2006	$6,641	$6,609	$—		$6,026		$7,224

(1)	Included in the additions to the warranty reserve for the fiscal year ended June 30, 2004 is $7,719 of additional warranty reserves relating to the acquisitions completed during fiscal year 2004.
(2)	This amount includes a $2,148 change in estimate for the warranty reserve in the fiscal year ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC.
(Registrant)

Date: September 20, 2006	By:	/s/ ANUJ WADHAWAN
Anuj Wadhawan, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 20, 2006

/s/ ANUJ WADHAWAN Anuj Wadhawan	Chief Financial Officer (Principal Financial and Accounting Officer)	September 20, 2006

/s/ AJAY MEHRA Ajay Mehra	Executive Vice President, President of Rapiscan Systems and Director	September 20, 2006

/s/ STEVEN C. GOOD Steven C. Good	Director	September 20, 2006

/s/ MEYER LUSKIN Meyer Luskin	Director	September 20, 2006

/s/ CHAND R. VISWANATHAN Chand R. Viswanathan	Director	September 20, 2006

II-1

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of OSI Systems, Inc. (1)

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation (2)

3.3	Amended and Restated Bylaws of OSI Systems, Inc. (1)

4.1	Specimen Common Stock Certificate (3)

4.2	Rights Agreement dated July 31, 2000, between U.S. Stock Transfer Corporation and OSI Systems, Inc. (4)

4.3	Amendment No. 1, dated December 21, 2004, to Rights Agreement dated as of July 31, 2000, between U.S. Stock Transfer Corporation and OSI Systems, Inc. (5)

10.1	1997 Incentive Stock Option Plan, as amended and form of Stock Option Agreement (1)

10.2	Form of 1997 Stock Option Agreement (1)

10.3	Form of Indemnity Agreement for directors and executive officers of OSI Systems, Inc. (2)

10.4	Employment Agreement dated September 1, 2000, between Ajay Mehra and OSI Systems, Inc. (6)

10.5	Employment Agreement dated June 1, 2003, between Victor Sze and OSI Systems, Inc. (7)

10.6	Amendment to Employment Agreement dated July 18, 2005, between Victor Sze and OSI Systems, Inc. (8)

10.7	Employment Agreement dated June 1, 2003, between Anuj Wadhawan and OSI Systems, Inc. (7)

10.8	Amendment to Employment Agreement dated July 18, 2005, between Anuj Wadhawan and OSI Systems, Inc. (8)

10.9	Amended and Restated Employment Agreement dated July 18, 2005, between Deepak Chopra and OSI Systems, Inc. (8)

10.10	Merger Agreement and Plan of Organization dated December 18, 2003, among Advanced Research & Applications Corp., Robert A. Armistead, OSI Subsidiary, Inc. and OSI Systems, Inc. (9)

10.11	Purchase Agreement dated January 2, 2004, between Instrumentarium Corporation and OSI Systems, Inc. (10)

10.12	Letter Agreement dated March 19, 2004, between Instrumentarium Corporation and OSI Systems, Inc. amending and supplementing the Purchase Agreement dated as of January 2, 2004. (10)

10.13	Securities Purchase Agreement dated June 1, 2004, among OSI Systems, Inc. and various purchasers (11)

10.14	Registration Rights Agreement dated June 1, 2004, among OSI Systems, Inc. and various purchasers (11)

10.15	Amended 1997 Stock Option Plan (12)

10.16	Amended Employee Stock Purchase Plan (13)

10.17	Lease (A) dated June 24, 2002, between S/I Sammamish I, LLC and Spacelabs Medical, Inc. (14)

10.18	Lease (B) dated June 24, 2002, between S/I Sammamish I, LLC and Spacelabs Medical, Inc. (14)

10.19	First Amendment to Lease (A) dated October 12, 2004, between S/I Sammamish I, LLC and OSI Systems, Inc. (15)

10.20	First Amendment to Lease (B) dated October 12, 2004, between S/I Sammamish I, LLC and OSI Systems, Inc. (15)

10.21	Share Purchase Agreement dated February 8, 2005, between the owners of Blease Medical Holdings Limited and OSI Systems, Inc. (16)

No.	EXHIBIT DESCRIPTION
10.22	Master Intercompany Agreement dated October 24, 2005, between Spacelabs Healthcare, Inc. and OSI Systems, Inc. (17)

10.23	Lock-In and Orderly Marketing Agreement dated October 24, 2005, among Collins Stewart Limited, Spacelabs Healthcare, Inc., UDT Sensors, Inc. and OSI Systems, Inc. (17)

10.24	Placing Agreement dated October 24, 2005, among Collins Stewart Limited, Spacelabs Healthcare, Inc., OSI Systems, Inc. and various persons (17)

10.25	Relationship Agreement dated October 24, 2005, between Spacelabs Healthcare, Inc. and OSI Systems, Inc. (17)

10.26	Third Amended and Restated Credit Agreement dated July 18, 2006, between Bank of the West and OSI Systems, Inc. (18)

10.27	Credit Agreement dated July 18, 2006, between Bank of the West and Spacelabs Healthcare, Inc. (18)

10.28	Employment Agreement dated July 25, 2006, between Alan Edrick and OSI Systems, Inc. (19)

10.29	Share Sale Agreement dated June 28, 2006, between Ferraris Group PLC and Spacelabs Healthcare, Inc. (20)

14.1	Code of Ethics (15)

21.1*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Section 302

31.2*	Certification Pursuant to Section 302

32.1*	Certification Pursuant to Section 906

32.2*	Certification Pursuant to Section 906

*	Filed herewith
(1)	Previously filed with our Registration Statement on Form S-1 filed June 13, 1997.
(2)	Previously filed with our Current Report on Form 8-K filed November 12, 2004.
(3)	Previously filed with Amendment No. 2 to our Registration Statement on Form S-1 filed August 15, 1997.
(4)	Previously filed with our Form 8-A on August 1, 2000.
(5)	Previously filed with our Current Report on Form 8-K filed December 23, 2004.
(6)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
(7)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
(8)	Previously filed with our Current Report on Form 8-K filed July 20, 2005.
(9)	Previously filed with our Current Report on Form 8-K filed January 22, 2004.
(10)	Previously filed with our Current Report on Form 8-K filed March 26, 2004.
(11)	Previously filed with our Current Report on Form 8-K filed June 2, 2004.
(12)	Previously filed with our Registration Statement on Form S-8 filed February 9, 2005.
(13)	Previously filed with our Registration Statement on Form S-8 filed March 1, 2006.
(14)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
(15)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
(16)	Previously filed with our Current Report on Form 8-K filed February 14, 2005.
(17)	Previously filed with our Current Report on Form 8-K filed November 4, 2005.
(18)	Previously filed with our Current Report on Form 8-K filed July 24, 2006.
(19)	Previously filed with our Current Report on Form 8-K filed July 31, 2006.
(20)	Previously filed with our Current Report on Form 8-K filed August 4, 2006.