Form 10-Q
period 2006-09-30
OSI SYSTEMS INC
filed 2006-11-08
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 6, 2006, there were 16,709,700 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30, 2006	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$13,799	$10,688
Marketable securities, available-for-sale	100	113
Accounts receivable—net of allowance for doubtful accounts of $2,996 and $2,876 at June 30, 2006 and September 30, 2006, respectively	119,419	124,527
Other receivables	9,701	8,369
Inventories	120,604	131,507
Income taxes receivable	2,119	2,747
Deferred income taxes	13,752	17,495
Prepaid expenses and other current assets	3,805	5,744

Total current assets	283,299	301,190
Property and equipment, net	42,521	48,576
Goodwill	29,066	40,481
Intangible assets, net	44,046	51,336
Investments	1,789	1,829
Deferred income taxes	331	334
Other assets	2,021	2,274

Total	$403,073	$446,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$10,857	$24,052
Current portion of long-term debt	1,251	5,384
Accounts payable	54,282	57,229
Accrued payroll and related expenses	14,244	14,528
Deferred income taxes	2,186	2,479
Advances from customers	2,961	5,343
Accrued warranties	7,224	7,318
Deferred revenue	9,314	8,411
Other accrued expenses and current liabilities	18,824	21,068

Total current liabilities	121,143	145,812
Long-term debt	5,483	27,308
Deferred rent	5,379	5,344
Accrued pension	2,280	2,292
Deferred income taxes	7,504	7,673
Other long-term liabilities	2,606	3,474

Total liabilities	144,395	191,903

Minority interest	9,731	9,093
Commitment and Contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding at June 30, 2006 and September 30, 2006	—	—
Common stock, no par value—authorized, 100,000,000 shares; issued and outstanding, 16,598,361 and 16,708,450 shares at June 30, 2006 and September 30, 2006, respectively	193,698	195,936
Retained earnings	50,208	44,167
Accumulated other comprehensive income	5,041	4,921

Total shareholders’ equity	248,947	245,024

Total	$403,073	$446,020

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2005	2006
Revenues	$101,870	$115,529
Cost of goods sold	64,917	77,032

Gross profit	36,953	38,497
Operating expenses:
Selling, general and administrative	33,415	36,370
Research and development	8,731	10,258
Other operating expenses	1,321	780

Total operating expenses	43,467	47,408

Loss from operations	(6,514)	(8,911)
Other income (expense):
Interest expense	(551)	(1,014)
Interest income	20	141
Other expense	—	(74)

Loss before provision for income taxes and minority interest	(7,045)	(9,858)
Benefit for income taxes	(2,856)	(3,179)

Loss before minority interest	(4,189)	(6,679)
Minority interest	—	638

Net loss	$(4,189)	$(6,041)

Loss per share:
Basic	$(0.26)	$(0.36)

Diluted	$(0.26)	$(0.36)

Shares used in per share calculation:
Basic	16,241,146	16,667,671

Diluted	16,241,146	16,667,671

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended September 30,
	2005	2006
Cash flows from operating activities:
Net loss	$(4,189)	$(6,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,274	4,926
Stock based compensation expense	1,241	1,375
Provision for losses on accounts receivable	841	114
Minority interest in net loss of subsidiary	—	(638)
Equity in undistributed earnings of unconsolidated affiliates	(24)	(40)
Deferred income taxes	(2,848)	(3,400)
Restructuring charges	742	(169)
In-process research and development	—	561
Loss (gain) on sale of property and equipment	8	(25)
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(4,222)	(333)
Other receivables	(401)	3,487
Inventories	(3,013)	(7,931)
Income taxes receivable	(553)	(1,320)
Prepaid expenses	(465)	(1,223)
Accounts payable	3,118	(514)
Accrued payroll and related expenses	307	328
Advances from customers	288	2,378
Accrued warranties	(341)	(835)
Deferred revenue	(78)	(2,248)
Other accrued expenses and current liabilities	(691)	(2,159)

Net cash used in operating activities	(7,006)	(13,707)

Cash flows from investing activities:
Proceeds from sale of property and equipment	30	62
Acquisition of property and equipment	(3,566)	(2,463)
Cash paid for business acquisitions, net of cash acquired	(311)	(24,209)
Intangible and other assets	(740)	(900)

Net cash used in investing activities	(4,587)	(27,510)

Cash flows from financing activities:
Net proceeds from bank lines of credit	10,637	13,281
Proceeds from long-term debt	1,416	25,458
Payments on capital lease obligations	—	(273)
Payments on long-term debt	(66)	(1,057)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	647	864

Net cash provided by financing activities	12,634	38,273

Effect of exchange rate changes on cash	438	(167)

Net increase (decrease) in cash and cash equivalents	1,479	(3,111)
Cash and cash equivalents-beginning of year	14,623	13,799

Cash and cash equivalents-end of year	$16,102	$10,688

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$464	$896
Income taxes	$632	$2,090
Supplemental disclosure of non-cash investing activities—
Capital expenditures in accounts payable	$—	$2,920

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Description of Business

OSI Systems, Inc. (the “Company”) is a vertically integrated, designer and manufacturer of specialized electronic systems and components for critical applications. The Company sells its products in diversified markets, including homeland security, healthcare, defense and aerospace.

The Company has three operating divisions: (a) Security, providing security and inspection systems; (b) Healthcare, providing medical monitoring and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for external clients in the defense and aerospace markets, among others.

The Company’s Security division designs, manufactures and markets security and inspection systems worldwide to end users under the “Rapiscan Systems” trade name. Rapiscan Systems products are used for the non-intrusive inspection of baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband and to screen people. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems products fall into four categories: baggage and parcel inspection, cargo and vehicle inspection, hold (checked) baggage screening and people screening.

The Company’s Healthcare division designs, manufactures and markets medical monitoring and anesthesia systems worldwide to end users, primarily under the “Spacelabs Healthcare” trade name. The products and services of this division include network and connectivity solutions, ambulatory blood pressure monitors and related services as well as cardiac monitoring and diagnostic services.

The Company’s Optoelectronics and Manufacturing division designs, manufactures and markets optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), toll and traffic management systems, fiber optics, telecommunications, weapons simulation systems, gaming, office automation, computer peripherals and industrial automation. The Company sells optoelectronic devices under the “OSI Optoelectronics” trade name and performs value-added manufacturing services under the “OSI Electronics” trade name. This division provides products and services to original equipment manufacturers, as well as to the Company’s own Security and Healthcare divisions.

Basis of Presentation

The consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared by the Company, without audit, pursuant to Financial Accounting Principles Board (“FASB”) Opinion No. 28, “Interim Financial Reporting” and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Securities and Exchange Commission on September 22, 2006. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

Spacelabs Healthcare Public Offering

In October 2005, Spacelabs Healthcare, Inc., a recently formed subsidiary comprising the business operations of the Company’s entire Healthcare division, completed an initial public offering of approximately 20% of its total issued and outstanding common stock. The newly issued Spacelabs Healthcare shares trade under the ticker symbol “SLAB” on the

Alternative Investment Market (AIM), a stock market administered by the London Stock Exchange. The shares began trading on the AIM on October 31, 2005. As a result of the initial public offering, the Company recorded minority interest in Spacelabs Healthcare of $7.6 million, representing approximately 20% of Spacelabs Healthcare’s issued and outstanding shares. The Company treated the initial public offering as a capital transaction in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 51 “Accounting for Sales of Stock of a Subsidiary” (“SAB 51”). The offering resulted in $26.3 million in proceeds, net of expenses.

Derivative Instruments

The Company may, from time to time, purchase foreign exchange contracts in order to attempt to reduce foreign exchange transaction gains and losses, or enter into interest rate swaps. As of June 30, 2006, the Company had a $25.4 million foreign currency forward contract outstanding to buy British pounds in anticipation of the acquisition by Spacelabs Healthcare of the Del Mar Reynolds cardiac division of Ferraris Group PLC. Transaction gains during the year ended June 30, 2006 included a $0.5 million gain related to this contract. In July 2006, the Company completed the Del Mar Reynolds acquisition and the foreign currency forward contract settled, resulting in a fiscal year 2007 loss of $24,000 related to this contract.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method. The Company excludes from the calculation of diluted earnings per share stock options and warrants with exercise prices greater than the average market price of the Company’s common stock because their effect would otherwise be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months Ended September 30,
	2005	2006
Net loss	$(4,189)	$(6,041)
Effect of dilutive interest in subsidiary stock	(48)	—

Loss available to common shareholders	$(4,237)	$(6,041)

Weighted average shares outstanding – basic	16,241,146	16,667,671
Dilutive effect of stock options and warrants	—	—

Weighted average of shares outstanding – diluted	16,241,146	16,667,671

Basic loss per share	$(0.26)	$(0.36)

Diluted loss per share	$(0.26)	$(0.36)

Comprehensive Income

Comprehensive income (loss) is computed as follows (in thousands):

	Three months ended September 30,
	2005	2006
Net loss	$(4,189)	$(6,041)
Foreign currency translation adjustments	165	(122)
Unrealized gain on marketable securities available for sale	26	13
Minimum pension liability adjustment		(11)

Comprehensive loss	$(3,998)	$(6,161)

Recent Accounting Pronouncements

In June 2005, the FASB issued an exposure draft of a proposed standard entitled “Business Combinations—a replacement of FASB Statement No. 141.” The proposed standard, if adopted, would provide new guidance for evaluating and recording business combinations and would be effective on a prospective basis for business combinations with acquisition dates on or after January 1, 2007. Upon issuance of a final standard, which is expected to occur in calendar 2006, the Company will evaluate its impact on the Company and its effect on the process for recording business combinations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies how companies should account for uncertainty in income taxes that they recognize in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact that this interpretation will have on its financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that SFAS No. 157 will have on its consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires that an employer recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability, as applicable, in its statement of financial position and that it recognize, in comprehensive income of a business entity, any changes in such status in the year in which the changes occur. This SFAS No. 158 also requires that an employer measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company has not yet determined the impact that this interpretation will have on its consolidated financial statements.

2. Business Acquisitions

Spacelabs Medical

In March 2004, the Company completed the acquisition from Instrumentarium Corporation, now a subsidiary of General Electric Company (“GE”), of certain capital stock and assets constituting substantially all of the business operations of Spacelabs Medical. The acquisition price was approximately $47.9 million in cash (net of cash acquired), including acquisition costs. Spacelabs Medical is a leading global manufacturer and distributor of patient monitoring systems for critical care and anesthesia, wired and wireless networks, clinical information connectivity solutions, ambulatory blood pressure monitors and medical data services. In June 2004, the Company notified GE of a working capital and retention bonus adjustment resulting in what the Company believes to be a downward adjustment of the purchase price in the amount of approximately $26 million. In September 2004, GE responded that it believes the amount of the downward adjustment to be $7.8 million.

Del Mar Reynolds

On July 31, 2006, the Company’s majority-owned subsidiary, Spacelabs Healthcare, completed the acquisition of the Del Mar Reynolds Cardiac division of Ferraris Group PLC. Pursuant to the terms of the merger agreement, the Company made an initial cash payment of £13.9 million ($25.9 million), subject to a working capital adjustment and to an adjustment of plus or minus £1 million ($1.9 million at September 30, 2006) based upon revenue and earnings results for Del Mar Reynolds for the 13-month period ending September 30, 2006. Furthermore, contingent consideration of up to £5 million ($9.4 million at September 30, 2006) will be payable if Del Mar Reynolds achieves certain revenue targets during fiscal year 2007. The additional earn-out, if any, may be satisfied, at Spacelabs Healthcare’s discretion, either in cash or by the issuance of Spacelabs Healthcare common stock. This acquisition broadens the portfolio of products that the Company’s Healthcare Division is able to offer the hospital market with the addition of cardiac monitoring systems. Del Mar Reynolds also offers a core laboratory business that provides clinical trial services to pharmaceutical companies and to clinical research organizations.

In September 2006, based upon the actual amount of working capital at July 31, 2006, Del Mar Reynolds refunded the Company $1.7 million. In addition, based upon the financial results of Del Mar Reynolds for the 13-month period ended September 30, 2006, Del Mar Reynolds is required to refund an additional $1.9 million, which amount is included in other receivables.

The results of operations for Del Mar Reynolds have been included in the accompanying condensed consolidated financial statements as of the date of acquisition. The total cost of the acquisition, excluding the potential earn-out, was as follows:

(in thousands)
Cash paid for common stock	$25,879
Less refund pursuant to working capital adjustment	(1,694)
Less receivable pursuant to 13-month revenue and earnings adjustment	(1,872)
Direct costs	587

Total purchase price	$22,900

The Company has based the preliminary allocation of the purchase price on an estimate of fair values of the assets acquired and the liabilities assumed. The final determination of the allocation of the purchase price is pending the final assessment of a third party’s valuation of the assets acquired and liabilities assumed. The finalization of the purchase price allocation may result in asset fair values and liabilities assumed that are different from the preliminary estimates of these amounts. As of September 30, 2006, the preliminary purchase price allocation is as follows:

(in thousands)
Net tangible assets acquired	$3,414
In-process research and development costs acquired	561
Identifiable intangible assets acquired	7,567
Goodwill	11,358

$22,900

A history of operating margins and profitability, a strong scientific employee base and operations in an attractive market niche were among the factors that contributed to a purchase price resulting in the recognition of goodwill. In-process research and development costs acquired were expensed during the three months ended September 30, 2006 and are included in other operating expenses. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative future use.

As part of the integration of the business, the Company established the following reserve for the termination and relocation of certain employees to other sites, and legal and accounting fees:

(in thousands)
Employee severance	$722
Relocation costs	205
Legal and accounting fees	216

$1,143

At September 30, 2006, this reserve is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. For the three months ended September 30, 2006, the Company had not made any payments related to severance charges that had been accrued for acquisition and business integration costs.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2006	September 30, 2006
Accounts receivable
Trade receivables, net	$115,133	$122,322
Receivables related to long term contracts - unbilled costs and accrued profit on progress completed	4,286	2,205

Total	$119,419	$124,527

Inventories
Raw materials	$63,785	$61,543
Work-in-process	29,961	33,885
Finished goods	26,858	36,079

Total	$120,604	$131,507

Property and equipment, net
Land	$5,899	$5,953
Buildings	7,370	7,483
Leasehold improvements	7,066	7,610
Equipment	30,902	36,329
Tooling	4,288	4,292
Furniture and fixtures	4,140	4,678
Computer equipment	15,619	17,218
ERP software	2,455	2,577
Demo equipment	4,888	4,888
Vehicles	359	549

Total	82,986	91,577
Less: accumulated depreciation and amortization	(40,465)	(43,001)

Property and equipment, net	$42,521	$48,576

The Company expects to bill and collect the receivables for unbilled costs and accrued profits at September 30, 2006 during the next twelve months.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the three month period ended September 30, 2006 are as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated
Balance as of June 30, 2006	$16,732	$5,990	$6,344	$29,066
Goodwill acquired during the period	—	11,392	—	11,392
Foreign currency translation adjustment	(28)	51	—	23

Balance as of September 30, 2006	$16,704	$17,433	$6,344	$40,481

Intangible assets, which have indefinite lives and therefore are not subject to amortization, consisted of trademarks with a gross carrying value of $7.1 million at June 30, 2006 and September 30, 2006.

Intangible assets subject to amortization consisted of the following (in thousands):

		June 30, 2006			September 30, 2006
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Software development costs	3 years	3,271	1,480	1,791	3,971	1,746	2,225
Patents	10 years	420	215	205	420	225	195
Core technology	25 years	9,289	1,159	8,130	9,320	1,283	8,037
Developed technology	15 years	27,573	4,589	22,984	31,989	5,116	26,873
Customer relationships/backlog	7 years	5,462	1,646	3,816	8,797	1,925	6,872

		$46,015	$9,089	$36,926	$54,497	$10,295	$44,202

Amortization expense related to intangibles assets was $0.9 million and $1.2 million for the three months ended September 30, 2005, and 2006 respectively. At September 30, 2006, the estimated future amortization expense was as follows (in thousands):

2007 (remaining 9 months)	$4,049
2008	4,829
2009	4,403
2010	3,980
2011	3,310
2012	1,857
2013 and thereafter	21,774

Total	$44,202

5. Borrowings

In May 2005, the Company entered into a second amended and restated credit agreement with Bank of the West. The agreement provided for a $50 million senior revolving line-of-credit, including a letter-of-credit, foreign exchange facility and an acquisition credit facility, each of which were secured by substantially all of the assets of the Company’s U.S. subsidiaries and its stock ownership in two significant foreign subsidiaries. In October 2005, the Company entered into a first amendment to the second amended and restated credit agreement. As amended, the agreement included an asset–based credit facility of up to $50 million with revised financial covenants. As of June 30, 2006, $10.2 million was outstanding under the revolving line-of-credit and $11.2 million was issued and outstanding under the letter-of-credit facility.

In July 2006, in order to provide the Company’s Spacelabs Healthcare subsidiary with a separate line of credit, the Company bifurcated its arrangement with Bank of the West. In doing so, the Company entered into a third amended and restated credit agreement with Bank of the West. As amended, the agreement provides the Company a $35 million senior revolving line-of-credit, including a letter-of-credit and foreign exchange facility, each of which are secured by substantially all of the Company’s U.S. assets, including its ownership interest in Spacelabs Healthcare. Interest on the revolving loans is based, at the Company’s option, on either the bank’s prime rate plus up to 0.5%, or on the British Bankers Association Interest Settlement Rate for deposits in U.S. dollars, plus up to 2.5%. The agreement contains certain financial covenants such as maintaining a specified tangible net worth; ratio of total liabilities to effective tangible net worth; ratio of earnings before interest and taxes to interest paid in cash; pre-tax loss limitations; and capital expenditure limitations, among others. As of September 30, 2006, the Company was not in compliance with one of the financial covenants; however, the bank waived this covenant. The agreement expires in July 2009. As of September 30, 2006, $14.0 million was outstanding under the revolving line-of-credit and $10.1 million was issued and outstanding under the letter-of-credit facility.

In connection with bifurcating the Company’s line-of-credit, Spacelabs Healthcare also entered into a credit agreement with Bank of the West. The agreement provides for a $10 million senior revolving line-of-credit, including a letter-of-credit and foreign exchange facility, and a $27.4 million loan to fund the purchase of the Del Mar Reynolds cardiology division of Ferraris Group PLC. The agreement is secured by substantially all of the assets of the U.S. subsidiaries of the Company’s Healthcare division. Interest on the revolving loans is based, at Spacelabs Healthcare’s option, on either the bank’s prime rate, plus up to 0.5%, or on the British Bankers Association Interest Settlement Rate for deposits in U.S. dollars plus up to 2.5%. The agreement contains certain financial covenants such as maintaining a specified tangible net worth; ratio of current assets to current liabilities; ratio of earnings before interest, taxes, depreciation and amortization less non-financed capital expenditures and dividends paid or declared to interest paid plus the current portion of long-term debt and capitalized lease obligations; and ratio of indebtedness to earnings before interest taxes depreciation and amortization, among others. The agreement expires in July 2009. As of September 30, 2006, $5.0 million was outstanding under the revolving line-of-credit and $24.5 million, which was used primarily to fund the purchase of the Del Mar Reynolds Cardiology division of Ferraris Group PLC, was outstanding under the loan.

At September 30, 2006, several of the Company’s foreign subsidiaries maintained bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements. These credit facilities bear interest at fixed rates at the bank’s prime rate, the United Kingdom LIBOR rate, the Norwegian NIBOR rate and the Japan TIBOR rate (a weighted average rate of 7.1% at September 30, 2006). The U.S. dollar equivalent of these facilities totaled $11.3 million at September 30, 2006, of which $5.1 million was outstanding at September 30, 2006. The Company has guaranteed these credit facilities up to approximately $4.9 million.

Long-term debt consisted of the following:

(in thousands)	June 30, 2006	September 30, 2006
Five-year term loan payable in quarterly installments of $908,000 until paid in full on July 18, 2011. Interest is variable based on either one to three-month LIBOR plus 2.0% (one month LIBOR 7.38% at September, 30, 2006) or prime rate	$—	$24,500
Twenty-year term loan payable in quarterly installments of £34,500 (approximately $65,000 at September 30, 2006) until paid in full on December 1, 2024. Interest is due quarterly at a rate of three-month LIBOR plus 1.2% (6.27% at September, 30, 2006)	4,721	4,713
Four-year term loan payable in monthly installments of $34,710 until paid in full on October 10, 2009. Interest is due monthly at a rate of 7.85%	1,218	1,137
Capital lease obligations	248	1,683
Other	547	659

	6,734	32,692
Less current portion of long-term debt	1,251	5,384

Long-term portion of debt	$5,483	$27,308

6. Stock-based Compensation

As of September 30, 2006, the Company maintained the following three significant stock option plans: (a) 1997 Stock Option Plan of OSI Systems, Inc. (the “OSI Plan”), (b) 2005 Equity Participation Plan of Spacelabs Healthcare (the “Spacelabs Healthcare Plan”) and (c) 2006 Equity Participation Plan of Rapiscan Systems Holdings, Inc. (the “Rapiscan Systems Plan”).

The Company recorded stock-based-compensation expense in accordance with SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”) for the three months ended September 30, 2005 and 2006 of approximately $1.0 million and $1.0 million, respectively, net of tax. The income tax benefit related to such compensation was approximately $0.2 million in 2005 and $0.4 million in 2006. The Company recorded stock-based compensation expense in the consolidated statement of operations as follows:

	Three Months Ended September 30,
(in thousands)	2005	2006
Cost of goods sold	$55	$93
Selling, general and administrative	1,074	1,195
Research and development	112	87

	$1,241	$1,375

As of September 30, 2006, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted amounted to: $3.9 million under the OSI Plan, $1.4 million under the Spacelabs Healthcare Plan and $1.7 million under the Rapiscan Systems Plan. The Company expects to recognize these costs over a weighted-average period of 1.9 years with respect to the OSI Plan, 1.7 years with respect to the Spacelabs Healthcare Plan and 2.5 years with respect to the Rapiscan Systems Plan.

Employee Stock Purchase Plan

The Company maintains and administers an employee stock purchase plan under which it has reserved for issuance 500,000 shares of its common stock. Eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. The compensation expense associated with the this plan, included in the consolidated statement of operations for the three month period ended September 30, 2006, was not material.

Stock Option Plans

OSI Plan – The Company established the OSI Plan in May 1997 and authorized the grant of up to 850,000 shares of common stock in the form of incentive and nonqualified options. In November 2004, the Company increased the number of shares authorized under the OSI Plan to 3,350,000. Under the OSI Plan, the Company may grant to its directors and employees, including those of its subsidiaries, incentive and nonqualified options to purchase shares of the Company’s common stock. Under the plan, the exercise price of nonqualified options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. The exercise price of incentive stock options may not be less than the fair market value of the Company’s common stock at the date of grant. The exercise price of incentive stock options granted to individuals who own more than 10% of the Company’s voting stock may not be less than 110% of the fair market value of the Company’s common stock on the date of grant.

The Company estimates the fair value of each option award under the OSI Plan as of the date of grant using the Black-Scholes options pricing model utilizing assumptions detailed in the table below. The Company bases expected volatilities on a blend of historical volatilities of the Company’s common stock and implied volatilities of its publicly traded options, as more fully explained below. The expected life utilized represents the weighted-average period of time that options granted are expected to be outstanding, giving consideration to vesting periods and historical exercise patterns. The risk-free rate utilized is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option.

The Company determined the fair value of options issued under the OSI Plan as of the date of the grant, using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Three Months Ended September 30,
	2005	2006
Expected dividend	0%	0%
Risk-free interest rate	4.0%	4.9%
Expected volatility	49.1%	42.5%
Expected life (in years)	3.7	3.9

The following table summarizes stock option activity under the OSI Plan during the three months ended September 30, 2006:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2006	1,778,678	$17.93
Granted	139,500	18.23
Exercised	(72,320)	4.67
Expired or cancelled	(4,825)	9.79

Outstanding at September 30, 2006	1,841,033	$18.49	2.6	$2,507

Exercisable at September 30, 2006	921,409	$18.00	1.4	$1,669

The per-share weighted-average grant-date fair value of stock options granted under the OSI Plan was $7.14 during the three months ended September 30, 2006, and $6.74 for the three months ended September 30, 2005. The total intrinsic value of options exercised during the three months ended September 30, 2006 was $1.1 million and during the three months ended September 30, 2005 was $0.2 million.

Additional information relating to the OSI Plan at September 30, 2006 is as follows:

Options exercisable	921,409
Options available for grant	379,896
Total shares reserved for stock option plan	3,350,000

Spacelabs Healthcare Plan – The Company established the Spacelabs Healthcare Plan in October 2005 under which the Company authorized the grant of options to purchase up to 10,000,000 shares of Spacelabs Healthcare common stock. Under the Spacelabs Healthcare Plan, Spacelabs Healthcare may grant to employees, including those of its subsidiaries, consultants and to the non-employee directors of Spacelabs Healthcare, nonqualified options to purchase shares of the Spacelabs Healthcare common stock.

The Company estimates the fair value of each option award under the Spacelabs Healthcare Plan as of the date of grant using a Black-Scholes option pricing model utilizing assumptions detailed in the table below. The Company bases expected volatilities on the historical volatilities of the publicly traded common stock of a select peer group of companies that are similar to Spacelabs Healthcare The Company has determined the expected term assumption under the “Simplified Method” as defined in SAB 107, as it lacks historical data and is unable to make reasonable estimates regarding future exercise patterns. The risk-free rate utilized is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The Company has determined the fair value of options issued under the Spacelabs Healthcare Plan as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended September 30, 2006
Expected dividend	0%
Risk-free interest rate	5.0%
Expected volatility	38.3%
Expected life (in years)	3.6

The following table summarizes stock option activity under the Spacelabs Healthcare Plan during the three months ended September 30, 2006:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding—June 30, 2006	5,474,119	$1.37
Granted	100,000	2.50
Exercised	(21,683)	1.05
Canceled	(181,030)	1.25

Outstanding at September 30, 2006	5,371,406	$1.40	3.1	$5,934

Exercisable at September 30, 2006	1,856,718	$1.22	2.8	$2,375

The per-share weighted-average grant-date fair value of stock options granted under the Spacelabs Healthcare Plan was $0.88 for the three months ended September 30, 2006. The total intrinsic value of options exercised during the three months ended September 30, 2006 was $30,000.

Additional information relating to the Spacelabs Healthcare Plan at September 30, 2006 is as follows:

Options exercisable	1,856,718
Options available for grant	4,583,751
Total shares reserved for stock option plan	10,000,000

Rapiscan Systems Plan—The Company established the Rapiscan Systems Plan in January 2006 under which the Company authorized the grant of options to purchase up to 10,000,000 shares of Rapiscan Systems Holdings common stock. Under the Rapiscan Systems Plan, Rapiscan Systems Holdings may grant to employees, including those of its subsidiaries, consultants and to the non-employee directors of Rapiscan Systems Holdings, incentive or nonqualified options to purchase shares of the Rapiscan Systems Holdings common stock.

The Company estimates the fair value of each option award under the Rapiscan Systems Plan as of the date of grant using a Black-Scholes option pricing model utilizing assumptions detailed in the table below. The Company bases expected volatilities on the historical volatilities of the publicly traded common stock of a select peer group of companies that are similar to Rapiscan Systems Holdings. The Company has determined the expected term assumption under the “Simplified Method” as defined in SAB 107, as it lacks historical data and is unable to make reasonable estimates regarding future exercise patterns. The risk-free rate utilized is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The Company has determined the fair value of the options issued under the Rapiscan Systems Plan as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended September 30, 2006
Expected dividend	0%
Risk-free interest rate	5.1%
Expected volatility	37.5%
Expected life (in years)	3.6

The following table summarizes stock option activity under the Rapiscan Systems Plan during the three months ended September 30, 2006:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2006	5,048,000	$1.42	—	—
Granted	365,000	1.50	—	—
Exercised	—	—	—	—
Expired or cancelled	—	—	—	—

Outstanding at September 30, 2006	5,413,000	$1.43	4.5	$405

Exercisable at September 30, 2006	—	—	—	—

The per-share weighted-average grant-date fair value of stock options granted under the Rapiscan Systems Plan was $0.52 for the three months ended September 30, 2006. The Company made no grants under this plan during prior periods. There were no options exercised under the Rapiscan Systems Plan during the three months ended September 30, 2006.

Additional information relating to the Rapiscan Systems Plan at September 30, 2006 is as follows:

Options exercisable	—
Options available for grant	4,587,000
Total reserved common stock shares for stock option plan	10,000,000

7. Retirement Benefit Plans

The Company has a defined benefit plan for certain employees located in the United Kingdom. The benefits under this plan are based on years of service and an employee’s highest twelve months’ compensation during the last five years of employment. The components of net periodic pension expense are as follows:

	Three months ended, September 30,
(in thousands)	2005	2006
Service cost	$12	$8
Interest cost	47	52
Expected return on plan assets	(31)	(45)
Amortization of net loss	34	25

Net periodic pension expense	$62	$40

For the three months ended September 30, 2006, the Company made contributions of $67,000 to this pension plan.

8. Commitments and Contingencies

Legal Proceedings

In November 2002, L-3 Communications Corporation brought suit against the Company seeking a declaratory judgment that L-3 Communications Corporation had not breached its obligations to the Company concerning the acquisition of PerkinElmer’s Security Detection Systems Business. The Company asserted counterclaims against L-3 Communications Corporation for, among other things, fraud and breach of fiduciary duty. On May 24, 2006, the jury in the case returned a verdict in the Company’s favor and awarded $125 million in damages. The jury found that L-3 Communications Corporation had breached its fiduciary duty to the Company and had committed fraud. In addition, the jury also found that the Company had breached a confidentiality agreement and awarded L-3 Communications Corporation nominal damages of one dollar. L-3 Communications Corporation is seeking to have the verdict reduced or set aside.

During 2003 and 2004, the Company was informed that Science Applications International Corporation (“SAIC”) had made statements to prospective buyers of the Company’s gamma-ray mobile detection system that the product infringed upon unspecified SAIC patents. In April 2004, the Company received a letter from SAIC specifying a patent upon which SAIC claimed the product infringed. Contrary to SAIC’s claim, the patent cited by SAIC actually distinguished the technology used in the Company’s product as a different, pre-existing technology. The Company therefore filed a lawsuit seeking a declaratory judgment. SAIC has since counter-claimed for patent infringement, citing the same patent and unfair competition.

In February 2005, Electromedical, a Greek distribution company, filed an action in the courts of Greece claiming that Spacelabs Medical orally agreed to appoint Electromedical as Spacelabs’ exclusive Greek distributor, but failed to do so. Electromedical claims that it incurred significant expenses as a result of Spacelabs’ actions and demands Euro 872,414 (approximately $1.1 million as of September 30, 2006) in compensation.

The Company is also involved in various other claims and legal proceedings arising out of the ordinary course of business which have not been previously disclosed in its quarterly and annual reports. In the opinion of the Company’s management, after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

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

Commitments

In November 2004, the Healthcare division entered into an agreement with an original equipment manufacturer to design and manufacture a patient monitor. The agreement specifies that the Healthcare division will buy a minimum number of monitors from the manufacturer during each year of the contract at a fixed price. The Healthcare division may provide 12 months’ notice to terminate the agreement without cause after the second year of the contract. Given this termination clause, the Healthcare division’s minimum purchase commitment under this agreement is three years of purchases, which totals approximately $8.9 million. The Healthcare division expects to take delivery on the first units under this contract within the 2007 fiscal year.

Under the terms and conditions of the purchase agreements associated with the following acquisitions, the Company may be obligated to make additional payments.

In August 2002, the Company purchased a minority equity interest in CXR Limited, a United Kingdom-based research and development company that develops real time tomography systems. In June 2004, the Company increased its equity interest in CXR to approximately 75% and in December 2004 the Company acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, the Company has agreed to make certain royalty payments based on sales of CXR’s products.

In November 2002, the Company acquired all the outstanding capital stock of Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based company, for its advanced inspection systems for aviation security, port and border inspection and counter-terrorism. Consideration paid for the acquisition consisted of a combination of the Company’s Common Stock and cash of approximately $10.4 million, including professional fees associated with the acquisition. In addition, during the five years following the close, contingent consideration is payable based on the sales of certain of its products. The contingent consideration is capped at $34.0 million. As of September 30, 2006, no contingent consideration has been earned or paid.

In January 2004, the Company completed the acquisition of Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately-held company located in Sunnyvale, California. Consideration for the acquisition consisted of an initial cash payment of approximately $17.6 million (net of cash acquired), including acquisition costs. Furthermore, during the seven years following the close, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of September 30, 2006, no contingent consideration has been earned or paid.

In February 2005, the Company completed the acquisition of Blease Medical Holdings Limited and certain affiliated companies for approximately $9.3 million in cash (net of cash acquired), including acquisition costs. Furthermore, during the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $11.7 million as of September 30, 2006). As of September 30, 2006, no contingent consideration has been earned or paid.

Environmental Contingencies

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

The Company has also been informed of soil and groundwater remediation efforts at a facility that its Ferson Technologies, Inc. subsidiary previously leased in Ocean Springs, Mississippi. Ferson Technologies occupied the facility until October 2003. The Company believes that the owner and previous occupants of the facility have primary responsibility for such remediation and have an agreement with the facility’s owner under which the owner is responsible for remediation of pre-existing conditions. However, the Company is unable at this time to ascertain whether Ferson Technologies bears any exposure for remediation costs under applicable environmental regulations.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company has not accrued for loss contingencies relating to the above environmental matters because it believes that, although unfavorable outcomes may be possible, they are not considered by the Company’s management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s results of operations, financial position and/or liquidity could be material.

Product Warranties

The Company offers its customers warranties on many of the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical and anticipated experience. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred.

The following table presents changes in warranty provisions:

	Three months ended September 30,
(in thousands)	2005	2006
Balance at beginning of period	$6,641	$7,224
Additions	810	1,275
Reductions for warranty repair costs	(1,160)	(1,181)

Balance at end of period	$6,291	$7,318

9. Segment Information

The Company operates in three identifiable industry segments: (a) Security, providing security and inspection systems; (b) Healthcare, providing medical monitoring and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for applications in the defense and aerospace markets, among others. The Company also has a Corporate segment that includes executive compensation and certain other general and administrative expenses, interest expense, expenses related to stock issuances and legal, audit and other professional service fees not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division comprises business that primarily supply components and subsystems to original equipment manufacturers, including to the businesses of the Security and Healthcare divisions. All intersegment sales are eliminated in consolidation.

The following table presents segment information:

	Three months ended September 30,
(in thousands)	2005	2006
Revenues - by Segment:
Security division	$26,963	$41,047
Healthcare division	51,371	48,231
Optoelectronics and Manufacturing division including intersegment revenues	27,776	34,278
Intersegment revenues elimination	(4,240)	(8,027)

Total	$101,870	$115,529

Revenues - by Geography:
North America	$75,940	$75,093
Europe	21,533	37,034
Asia	8,637	11,429
Intersegment revenues elimination	(4,240)	(8,027)

Total	$101,870	$115,529

Operating income (loss) - by Segment:
Security division	$(3,193)	$(1,788)
Healthcare division	1,183	(4,263)
Optoelectronics and Manufacturing division	1,202	3,811
Corporate	(5,822)	(6,319)
Eliminations	116	(352)

Total	$(6,514)	$(8,911)

	June 30, 2006	September 30, 2006
Total assets - by Segment:
Security division	$169,197	$180,554
Healthcare division	149,198	174,184
Optoelectronics and Manufacturing division	74,029	87,722
Corporate	19,281	12,936
Eliminations(1)	(8,632)	(9,376)

	$403,073	$446,020

(1)	Eliminations primarily reflect the elimination of intercompany inventory profit not-yet-realized. This profit will be realized when inventory is shipped to the Security and Healthcare divisions’ external customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2006. As of September 30, 2006, our critical accounting policies had not changed from June 30, 2006.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Item 1 – “Condensed Consolidated Financial Statements – Notes to Condensed Consolidated Financial Statements.”

Executive Summary

Our revenues for the three months ended September 30, 2006 increased 13%, to $115.5 million, from $101.9 million for the comparable prior-year period. Of this increase, the Del Mar Reynolds Cardiac Division of Ferraris Group PLC, which we acquired on July 31, 2006, contributed $5.2 million in sales. Both our Security and Optoelectronics and Manufacturing divisions grew significantly from the comparable prior year period. Within our Security division, sales of cargo and vehicle inspection systems increased 214%, to $11.6 million, from $3.7 million. This growth was offset, in part, by a decrease in overall sales by our Healthcare division.

Despite the overall growth in revenues that we experienced, our operating losses for the three months ended September 30, 2006 grew in comparison to the comparable prior year period, primarily as a result of (i) lower sales of patient monitors, which generally carry a higher gross margin, (ii) a charge for in-process research and development related to the Del Mar Reynolds acquisition and (iii) increased research and development expenses within our Security and Healthcare divisions. As we leverage the synergies associated with Del Mar Reynolds acquisition, we expect that the Del Mar Reynolds business will become profitable.

Results of Operations

Net Revenues

The table below and the discussion that follows are based upon the way we analyze our business. See Note 9 to the financial statements for additional information about business segments.

(in millions)	Q1 2006	% of Net Sales	Q1 2007	% of Net Sales	$ Change	% Change
Security	$27.0	27%	$41.0	35%	$14.0	52%
Healthcare	51.4	50%	48.2	42%	(3.2)	(6)%
Optoelectronics / Manufacturing	27.8	27%	34.3	30%	6.5	23%
Intersegment Revenues	(4.3)	(4)%	(8.0)	(7)%	(3.7)	86%

Total Revenues	$101.9		$115.5		$13.6	13%

Net revenues for the three months ended September 30, 2006, increased $13.6 million, or 13%, to $115.5 million from $101.9 million for the comparable prior-year period.

Revenues for the Security division for the three months ended September 30, 2006, increased $14.0 million, or 52%, to $41.0 million, from $27.0 million for the comparable prior-year period. The increase was primarily attributable to a $6.1 million, or 26%, increase in sales of baggage and parcel inspection and people screening systems, and a $7.9 million, or 214%, increase in sales of cargo and vehicle inspection systems.

Revenues for the Healthcare division for the three months ended September 30, 2006, decreased $3.2 million, or 6%, to $48.2 million, from $51.4 million for the comparable prior-year period. The decrease was primarily attributable to lower patient monitoring sales of $7.9 million offset in part by the inclusion of two months of revenues from Del Mar Reynolds totaling $5.2 million, a business we acquired on July 31, 2006. Additionally, this decrease in net revenues was partly a consequence of hurricane Katrina, which created a heightened demand in the Gulf Coast region for medical monitoring products during the three months ended September 30, 2005.

External sales for the Optoelectronics and Manufacturing division for the three months ended September 30, 2006 increased $2.8 million, or 12%, to $26.3 million, from $23.5 million for the comparable prior-year period. The increase was primarily attributable to higher commercial optoelectronic sales, partially offset by a decline in sales in contract manufacturing. In addition, for the three months ended September 30, 2006, the division recorded intersegment sales of $8.0 million, compared to $4.3 million in the comparable prior-year period. Such sales are eliminated in consolidation.

Gross Profit

The following table provides a summary of our gross profit:

(in millions)	Q1 2006	% of Net Sales	Q1 2007	% of Net Sales
Gross profit	$37.0	36.3%	$38.5	33.3%

Gross profit increased $1.5 million, or 4%, to $38.5 million for the three months ended September 30, 2006, from $37.0 million for the comparable prior-year period. The gross margin decreased to 33.3%, from 36.3% over the same periods. This decrease was primarily attributable to: (i) lower gross margins in the Security division due to sales of new types of cargo and vehicle inspection products, which were initially sold at low gross margins, but which we expect to sell with higher gross margins as future repeat sales result in greater operating efficiencies; (ii) reduced patient monitoring systems sales by our Healthcare division, which generally carry higher gross margins than many of our other products; and (iii) growth in sales of products and services of the Optoelectronic and Manufacturing division, which generally carry lower gross margins than the products and services of the other divisions.

Operating Expenses

(in millions)	Q1 2006	% of Net Sales	Q1 2007	% of Net Sales	$ Change	% Change
Selling, general and administrative	$33.4	32.8%	$36.4	31.5%	$3.0	9%
Research and development	8.8	8.6%	10.3	9.0%	1.5	17%
Other	1.3	1.3%	0.7	0.5%	(0.6)	46%

Total operating expenses	$43.5	42.7%	$47.4	41.0%	$3.9	9%

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended September 30, 2006, SG&A expenses increased by $3.0 million, or 9%, to $36.4 million from $33.4 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses in fiscal year 2006 decreased to 31.5%, from 32.8% in the comparable prior-year period. The increase in SG&A expenses in the three months ended September 30, 2006 over the comparable prior-year period was primarily attributable to: (i) approximately $2.6 million of incremental expenses as a result of the Del Mar Reynolds acquisition and (ii) an increase of $0.4 million in general sales and administrative support costs to support growth in the Security and Optoelectronic and Manufacturing divisions.

Research and Development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended September 30, 2006, such expenses increased $1.5 million, or 17%, to $10.3 million, from $8.8 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 9.0% for the three months ended September 30, 2006, compared to 8.6% for the comparable prior-year period. The increase in research and development expenses for the three month period ended September 30, 2006 was primarily attributable to: (i) $0.8 million from the inclusion of the Del Mar Reynolds operations beginning July 31, 2006 and (ii) increased investment by our Security division of $0.5 million primarily to support new hold baggage screening products.

Income Tax Benefit. For the three months ended September 30, 2006, we recorded a tax benefit of $3.2 million. This provision reflects an effective tax rate of 42.1% for fiscal year 2007 that we project will apply to the eligible losses before taxes of the respective tax entities within our overall corporate structure.

Liquidity and Capital Resources

Cash and equivalents as of September 30, 2006 were $10.7 million, a decrease of $3.1 million from $13.8 million as of June 30, 2006.

Net cash used in operating activities for the three months ended September 30, 2006 was $13.7 million, which consisted primarily of (i) an increase in inventories of $7.9 million and accounts receivable of $0.3 million, due to the timing of production and product shipments, (ii) an increase in prepaid expenses of $1.2 million, (iii) an increase in income taxes receivable of $1.3 million, (iv) a reduction in deferred revenue of $2.2 million and (v) a reduction in other accrued expenses and current liabilities of $2.2 million. Cash used in operating activities was offset in part by an increase in advances from customers of $2.4 million and a decrease in other receivables of $3.5 million.

We anticipate that existing cash, current borrowing arrangements and future access to capital markets should be sufficient to meet our cash requirements for the foreseeable future. However, our future capital requirements and the adequacy of available funds will depend on many factors, including future business acquisitions, litigation, stock repurchases and levels of research and development expenditures.

Net cash used in investing activities was $27.5 million for the three months ended September 30, 2006, which primarily consisted of the acquisition of Del Mar Reynolds of $24.2 million and capital expenditures of $2.5 million.

Net cash provided by financing activities was $38.3 million for the three months ended September 30, 2006, which primarily consisted of proceeds of $25.4 million from a bank term loan to fund the acquisition of Del Mar Reynolds and $13.3 million drawn down under our revolving lines of credit principally used to fund operations.

Credit Agreements

In May 2005, we entered into a second amended and restated credit agreement with Bank of the West. The agreement provided for a $50 million senior revolving line-of-credit, including a letter-of-credit, foreign exchange facility and an acquisition credit facility, each of which were secured by substantially all of the assets of our U.S. subsidiaries and our stock ownership in two significant foreign subsidiaries. In October 2005, the Company entered into a first amendment to the second amended and restated credit agreement. As amended, the agreement included an asset–based credit facility of up to $50 million with revised financial covenants.

In July 2006, in order to provide our Spacelabs Healthcare subsidiary with a separate line of credit, we bifurcated our arrangement with Bank of the West. In doing so, we entered into a third amended and restated credit agreement with Bank of the West. As amended, the agreement provides us a $35 million senior revolving line-of-credit, including a letter-of-credit and foreign exchange facility, each of which are secured by substantially all of our U.S. assets, including our ownership interest in Spacelabs Healthcare. Interest on the revolving loans is based, at our option, on either the bank’s prime rate plus up to 0.5%, or on the British Bankers Association Interest Settlement Rate for deposits in U.S. dollars, plus up to 2.5%. The agreement contains certain financial covenants such as maintaining a specified tangible net worth; ratio of total liabilities to effective tangible net worth; ratio of earnings before interest and taxes to interest paid in cash; pre-tax loss limitations; and capital expenditure limitations, among others. The agreement expires in July 2009. As of September 30, 2006, we were not in compliance with one of the financial covenants. However, the bank waived this covenant. As of September 30, 2006, $14.0 million was outstanding under the revolving line-of-credit and $10.1 million was issued and outstanding under the letter-of-credit facility.

In connection with bifurcating our line-of-credit, Spacelabs Healthcare also entered into a credit agreement with Bank of the West. The agreement provides for a $10 million senior revolving line-of-credit, including a letter-of-credit and foreign exchange facility, and a $27.4 million loan to fund the purchase of the Del Mar Reynolds cardiology division of Ferraris Group PLC. The agreement is secured by substantially all of the assets of the U.S. subsidiaries of our Healthcare division. Interest on the revolving loans is based, at Spacelabs Healthcare’s option, on either the bank’s prime rate, plus up to 0.5%, or on the British Bankers Association Interest Settlement Rate for deposits in U.S. dollars plus up to 2.5%. The agreement contains certain financial covenants such as maintaining a specified tangible net worth; ratio of current assets to current liabilities; ratio of earnings before interest, taxes, depreciation and amortization less non-financed capital expenditures and dividends paid or declared to interest paid plus the current portion of long- term debt and capitalized lease obligations; and ratio of indebtedness to earnings before interest taxes depreciation and amortization, among others. The agreement expires in July 2009. As of September 30, 2006, $5.0 million was outstanding under the revolving line-of-credit and $24.5 million was issued and outstanding under the loan to fund the purchase of the Del Mar Reynolds Cardiology division of Ferraris Group PLC.

At September 30, 2006, several of our foreign subsidiaries maintained bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements. These credit facilities bear interest at fixed rates at the bank’s prime rate, the London LIBOR rate, the Norwegian NIBOR rate and the Japan TIBOR rate (a weighted average rate of 7.1% at September 30, 2006). The U.S. dollar equivalent of these facilities totaled $11.3 million at September 30, 2006, of which $5.1 million was outstanding at September 30, 2006.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we can repurchase up to 3,000,000 shares of our common stock. During the first quarter of fiscal year 2007, we did not repurchase any shares under this program. As of September 30, 2006, 1,330,973 shares were available for additional repurchase under the program. We retired the treasury shares as they were repurchased and recorded them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

Dividend Policy

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

Contractual Obligations

In November 2004, the Healthcare division entered into an agreement with an original equipment manufacturer to design and to manufacture a patient monitor. The agreement specifies that the Healthcare division will buy a minimum number of monitors from the manufacturer during each year of the contract at a fixed price. The Healthcare division may provide 12 months’ notice to terminate the agreement without cause after the second year of the contract. Given this termination clause, the Healthcare division’s minimum purchase commitment under this agreement is three years of purchases, which totals approximately $8.9 million. The Healthcare division expects to take delivery on the first units under this contract within the 2007 fiscal year.

In December 2004, we secured a bank loan of $5.3 million to fund the acquisition of land and buildings in Salfords, England for the purpose of co-locating certain of our Security and Healthcare division operations in the United Kingdom. The loan is repayable over a twenty-year period, with a quarterly payment of £34,500 (approximately $65,000 at September 30, 2006). Outstanding borrowings bear interest at 3 months LIBOR plus 1.2% (6.27% at September 30, 2006) and are payable on a quarterly basis. Of our outstanding balance, approximately $0.3 million is due over the next twelve months and the balance of $4.4 million is due over the remaining term of the loan.

On July 31, 2006, Spacelabs Healthcare completed the acquisition of Del Mar Reynolds Cardiac division of Ferraris Group PLC. As a result of this acquisition, Spacelabs Healthcare created retention bonus agreements for key personnel of the Cardiac division of Del Mar Reynolds that could amount to $0.7 million. These retention bonuses vest at the end of a six month period, beginning on the date of acquisition. As of September 30, 2006, a balance of $0.2 million was included in accrued payroll and related expenses for these retention bonuses. We expect to make all payments associated with these retention bonuses in the third quarter of fiscal 2007.

Under the terms and conditions of the purchase agreements associated with the following acquisitions, we may be obligated to make additional payments:

In August 2002, we purchased a minority equity interest in CXR Limited, a United Kingdom based research and development company that develops real time tomography systems. In June 2004, we increased our equity interest in CXR to approximately 75% and in December 2004 we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, we have agreed to make certain royalty payments based on sales of CXR’s products. As of September 30, 2006, no royalty payments had been earned.

In November 2002, we acquired all of the outstanding capital stock of Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based company. During the five years following the close, contingent consideration is payable based on the sales of certain of its products. The contingent consideration is capped at $34.0 million. As of September 30, 2006, no earn-out payments had been earned.

In January 2004, we acquired Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately-held company located in Sunnyvale, California. During the seven years following the close, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of September 30, 2006, no earn out payments had been earned.

In February 2005, we acquired Blease Medical Holdings Limited and certain affiliated companies. During the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $11.6 million as of September 30, 2006). As of September 30, 2006, no earn-out payments had been earned.

In July 2006, we acquired Del Mar Reynolds. If Del Mar Reynolds achieves certain revenue targets during fiscal year 2007, contingent consideration of up to £5 million ($9.4 million at September 30, 2006) will be payable. The additional earn-out, if any, may be satisfied, at Spacelabs Healthcare’s discretion, either in cash or by the issuance of Spacelabs Healthcare common stock. As of September 30, 2006 no earn-out payments had been earned.

Off Balance Sheet Arrangements

As of September 30, 2006, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the three months ended September 30, 2006, no material changes have occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Foreign Currency

The accounts of our operations in each of the following countries are maintained in the following currencies: Singapore (Singapore dollars), Malaysia (Malaysian ringgits), United Kingdom (U.K. pounds sterling), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese yuan renminbi), Canada (Canadian dollars) and Cyprus (Cypriot pounds). The accounts of our operations in each of the following countries are maintained in euros: Finland, France, Germany, Greece and Italy. Foreign currency financial statements are translated into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. Gains and losses resulting from foreign currency transactions are included in income, while those resulting from translation of financial statements are excluded from income and accumulated as a component of shareholders’ equity. A hypothetical 10% change in the relevant currency rates at September 30, 2006 would not have a material impact on our financial position or results of operations.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts and interest rate swaps. We purchase forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and to reduce our exposure associated with acquisitions. We do not use the contracts for trading purposes. As of June 30, 2006, we had a $25.4 million foreign currency forward contract outstanding to buy U.K. pounds sterling in anticipation of the Del Mar Reynolds acquisition. In July 2006, we completed the Del Mar Reynolds acquisition and the foreign currency forward contract settled, resulting in a fiscal year 2007 loss of approximately $24,000 related to this contract. There were no foreign exchange contracts or interest rate swaps outstanding as of September 30, 2006.

Importance of International Markets

International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, wars and other forms of political instability. For the three months ended September 30, 2006, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on our consolidated revenues and results of operations. Despite changes in monetary policy in Malaysia, including the de-pegging of the Malaysian ringgit to the U.S. dollar, we believe that our foreign currency exposure in Malaysia will not be significant in the foreseeable future. We continue to perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing in local currencies in many foreign business transactions, we are at risk with respect to foreign currency fluctuations.

Inflation

We do not believe that inflation had a material impact on our results of operations during the first quarter of fiscal year 2007.

Interest Rate Risk

We classify all highly liquid investments with maturity of three months or less as cash equivalents and record them in the balance sheet at fair value. Short-term investments comprise high-quality marketable securities.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange of 1934 Act Rule 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized, and filed or submitted on a timely basis. Based upon this evaluation and due to material weaknesses existing in our internal controls as of June 30, 2006 (described below), which have not been fully remediated as of September 30, 2006, we have concluded that, as of September 30, 2006, our disclosure controls and procedures were ineffective.

(b)	Changes in Internal Control over Financial Reporting

As reported in Item 9A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 22, 2006, we determined that the following material weaknesses in internal control over financial reporting existed as of June 30, 2006:

1) In our testing of information technology controls we determined that controls over systems change management, program development, end-user computing, and systems access and related monitoring were inadequately designed and implemented. In assessing these control deficiencies, we determined that there was an incomplete adoption of recognized industry standards resulting in the lack of a comprehensive internal control framework over information technology; we determined that there was a lack of adequate oversight by experienced managers knowledgeable and fully engaged with the design and implementation of effective information technology controls; we determined there was a lack of a comprehensive training program related to information technology controls supporting our internal controls over financial reporting; and we determined that the evaluation and testing of information technology controls was insufficient and was conducted by personnel who lacked the competency needed to fully evaluate this area; and

2) In our overall testing of internal controls, we determined that there was a weakness in the monitoring and oversight component of our control environment. We found that there was insufficient and inappropriate verification of the performance of certain review controls and inadequacies in the documentation supporting those controls. Although we did not identify an error in financial reporting as a result of these observations, we determined that a material weakness in our monitoring and oversight controls was evident. Therefore, we determined that the design and operation of our control environment did not sufficiently promote effective internal control over financial reporting.

During the three months ended September 30, 2006, we took the actions described below to address such material weaknesses. Given that our remediation efforts are still ongoing, these actions also serve as additional procedures and analyses to ensure that our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. We are currently in the process of:

•	developing and implementing a global information technology strategic plan;

•	evaluating the adequacy of our personnel overseeing information technology controls and the testing of those controls;

•	developing a training program for our personnel overseeing information technology controls and the testing of those controls;

•	adopting a widely-recognized standard for information technology controls to supplement our existing internal control framework and evaluating and enhancing our existing processes and controls in adopting that standard; and

•	evaluating and improving our information technology policies and procedures, specifically with regard to systems change management, program development, end-user computing, and access controls and related monitoring.

While we have made progress with respect to remediating the material weaknesses described above, it will take time to put in place the rigorous controls and procedures desired by our management and our Board of Directors. We cannot, at this time, estimate how long it will take to complete the steps identified above. Our management will continue to evaluate the effectiveness of our overall control environment and will continue to refine existing controls as they, in conjunction with the Audit Committee of our Board of Directors, Chief Executive Officer and Chief Financial Officer, consider necessary.

Other than the changes discussed above, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our management has discussed these issues and remediation efforts in detail with the Audit Committee of our Board of Directors.

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

The discussion of our business and operations in this Report should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes from our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 8th day of November 2006.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra

President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick

Executive Vice President and Chief Financial Officer