Form 10-Q
period 2006-12-31
OSI SYSTEMS INC
filed 2007-02-08
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 6, 2007, there were 16,859,279 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2006	2006
ASSETS
Current Assets:
Cash and cash equivalents	$13,799	$12,153
Marketable securities, available-for-sale	100	—
Accounts receivable, net	119,419	131,946
Other receivables	4,495	5,484
Inventories	120,604	121,104
Income taxes receivable	2,119	3,346
Deferred income taxes	13,752	29,813
Prepaid expenses and other current assets	9,011	7,069

Total current assets	283,299	310,915
Property and equipment, net	42,521	48,721
Goodwill	29,066	42,606
Intangible assets, net	44,046	29,527
Investments	1,789	1,859
Deferred income taxes	331	645
Other assets	2,021	2,594

Total assets	$403,073	$436,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$10,857	$27,146
Current portion of long-term debt	1,251	5,747
Accounts payable	54,282	60,538
Accrued payroll and related expenses	14,244	14,911
Deferred income taxes	2,186	2,671
Advances from customers	2,961	3,968
Accrued warranties	7,224	7,380
Deferred revenue	9,314	7,795
Other accrued expenses and current liabilities	18,824	20,804

Total current liabilities	121,143	150,960
Long-term debt	5,483	28,222
Deferred rent	5,379	5,303
Accrued pension	2,280	2,825
Deferred income taxes	7,504	8,237
Other long-term liabilities	2,606	3,169

Total liabilities	144,395	198,716

Minority interest	9,731	8,739
Commitment and Contingencies (Note 10)
Shareholders’ Equity:
Preferred stock, no par value – authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 100,000,000 shares; issued and outstanding, 16,598,361 and 16,782,078 shares at June 30, 2006 and December 31, 2006, respectively	193,698	198,767
Retained earnings	50,208	23,554
Accumulated other comprehensive income	5,041	7,091

Total shareholders’ equity	248,947	229,412

Total liabilities and shareholders’ equity	$403,073	$436,867

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2006	2005	2006
Revenues	$117,138	$137,458	$219,008	$252,987
Cost of goods sold	71,999	98,177	136,917	175,209

Gross profit	45,139	39,281	82,091	77,778

Operating expenses:
Selling, general and administrative	33,515	37,961	66,929	74,331
Research and development	8,700	11,215	17,431	21,473
Impairment, restructuring, and other charges	—	21,543	800	21,543
Other operating expenses	51	329	572	1,109

Total operating expenses	42,266	71,048	85,732	118,456

Income (loss) from operations	2,873	(31,767)	(3,641)	(40,678)

Other income (expense):
Interest expense	(399)	(1,267)	(950)	(2,281)
Interest income	69	95	89	236
Other	349	74	349	—

Income (loss) before provision for income taxes and minority interest	2,892	(32,865)	(4,153)	(42,723)
Provision (benefit) for income taxes	1,861	(12,106)	(996)	(15,285)

Income (loss) before minority interest	1,031	(20,759)	(3,157)	(27,438)
Minority interest	(946)	146	(946)	784

Net income (loss)	$85	$(20,613)	$(4,103)	$(26,654)

Earnings (loss) per share:
Basic	$0.01	$(1.23)	$(0.25)	$(1.60)

Diluted	$0.00	$(1.23)	$(0.26)	$(1.60)

Shares used in per share calculation:
Basic	16,299	16,747	16,270	16,708

Diluted	16,491	16,747	16,270	16,708

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six Months Ended December 31,
	2005	2006
Cash flows from operating activities:
Net loss	$(4,103)	$(26,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,837	9,907
Stock based compensation expense	2,541	2,825
Minority interest in net income (loss) of subsidiary	946	(992)
Equity in undistributed earnings of unconsolidated affiliates	(128)	(70)
Deferred income taxes	(1,847)	(15,128)
Impairment, restructuring, and other charges	742	21,543
In-process research and development	—	561
Gain on sale of marketable securities	(349)	(75)
Loss on sale of property and equipment	62	141
Changes in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(12,503)	(6,319)
Other receivables	(1,839)	1,588
Inventories	(3,548)	3,484
Income taxes receivable	(47)	(1,988)
Prepaid expenses	(265)	51
Accounts payable	(1,156)	3,783
Accrued payroll and related expenses	966	541
Advances from customers	3,967	946
Accrued warranties	166	(869)
Deferred revenue	1,522	(3,299)
Other accrued expenses and current liabilities	591	(2,607)

Net cash used in operating activities	(8,445)	(12,631)

Cash flows from investing activities:
Proceeds from sale of property and equipment	40	68
Acquisition of property and equipment	(5,990)	(7,746)
Proceeds from sale of marketable securities	921	147
Purchase of investments and marketable securities	(581)	—
Cash paid for business acquisitions, net of cash acquired	(311)	(23,950)
Intangible and other assets	19	(1,273)

Net cash used in investing activities	(5,902)	(32,754)

Cash flows from financing activities:
Net proceeds (payments) from bank lines of credit	(13,823)	16,320
Proceeds from long-term debt	1,700	26,019
Payments on capital lease obligations	(136)	(317)
Payments on long-term debt	(10)	(342)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	2,207	2,211
Proceeds from issuance of subsidiary stock	26,280	—

Net cash provided by financing activities	16,218	43,891

Effect of exchange rate changes on cash	633	(152)

Net increase (decrease) in cash and cash equivalents	2,504	(1,646)
Cash and cash equivalents-beginning of year	14,623	13,799

Cash and cash equivalents-end of year	$17,127	$12,153

Supplemental disclosure of cash flow information:
Cash paid for interest	$920	$2,342
Cash paid for income taxes	$1,330	$2,352
Supplemental disclosure of non-cash investing activities –
Capital expenditures in accounts payable	$539	$1,040

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Description of Business

OSI Systems, Inc. (the “Company”) is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. The Company sells its products in diversified markets, including homeland security, healthcare, defense and aerospace.

The Company has three operating divisions: (a) Security, providing security inspection systems; (b) Healthcare, providing medical monitoring and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for external clients in the defense and aerospace markets, among others.

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

Basis of Presentation

The consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared by the Company, without audit, pursuant to Financial Accounting Principles Board (“FASB”) Opinion No. 28, “Interim Financial Reporting” and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Securities and Exchange Commission on September 22, 2006. The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current year’s presentation.

Spacelabs Healthcare Public Offering

In October 2005, Spacelabs Healthcare, Inc., a subsidiary comprising the business operations of the Company’s Healthcare division, completed an initial public offering of approximately 20% of its total issued and outstanding common stock. The newly issued Spacelabs Healthcare shares trade under the ticker symbol “SLAB” on the AIM (formerly known as the Alternative Investment

Market), a stock market administered by the London Stock Exchange. As a result of the initial public offering, the Company recorded minority interest in Spacelabs Healthcare of $7.6 million, representing approximately 20% of Spacelabs Healthcare’s issued and outstanding shares. The Company treated the initial public offering as a capital transaction in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 51 “Accounting for Sales of Stock of a Subsidiary.” The offering resulted in $26.3 million in proceeds, net of expenses.

Impairment of Long-Lived Assets

The Company tests goodwill for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. For purposes of SFAS 142, the Company has determined that it has five reporting units, consisting of the Security division, Optoelectronics and Manufacturing division and three reporting units within the Healthcare division. The Company tests goodwill for impairment annually in its second fiscal quarter using a two-step process. First, the Company determines if the carrying amount of any of the reporting units within each of its divisions exceeds its fair value. It uses a discounted cash flows method to make this determination for its Security and Optoelectronics and Manufacturing divisions and it uses a market value method for the reporting units within its Healthcare division (based on the market price of Spacelabs Healthcare common stock on the AIM). If these methods indicate a potential impairment of goodwill associated with any reporting unit, the Company then compares the implied fair value of the goodwill associated with the respective reporting unit to its carrying amount to determine if there is an impairment loss. The Company performed its annual impairment test for goodwill during the second quarter of fiscal year 2007 and found no impairment of goodwill.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If an impairment does exist, the Company measures the impairment loss and records it based on the discounted estimate of future cash flows. In estimating future cash flows, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. The Company’s estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors.

During the second quarter ended December 31, 2006, the Company recognized non-cash impairment charges totaling $21.5 million relating to software development costs, core technology, developed technology, customer relationships/backlog and fixed assets. Of the $21.5 million impairment charge, $21.3 million was recognized within the Security division and $0.2 million was recognized within the Optoelectronics and Manufacturing division. See Note 5 for additional information about these impairment charges.

Derivative Instruments

The Company may, from time to time, purchase foreign exchange contracts in order to attempt to reduce foreign exchange transaction gains and losses, or enter into interest rate swaps. As of June 30, 2006, the Company had a $25.4 million foreign currency forward contract outstanding to buy British pounds in anticipation of the acquisition by Spacelabs Healthcare of the Del Mar Reynolds cardiac division of Ferraris Group PLC. Transaction gains during the year ended June 30, 2006, included a $0.5 million gain related to this contract. In July 2006, the Company completed the Del Mar Reynolds acquisition and the foreign currency forward contract settled, resulting in a loss related to this contract of $24,000 for the six months ended December 31, 2006.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method. The Company excludes from the calculation of diluted earnings per share stock options and warrants with exercise prices greater than the average market price of the Company’s common stock because their effect would otherwise be anti-dilutive. Stock options and warrants to purchase a total of 1,725,650 and 2,022,650 shares of our common stock for the three and six months ended December 31, 2006 were not included in diluted earnings per share calculations because to do so would have been antidilutive. Stock options and warrants to purchase a total of 2,295,648 and 2,229,819 shares of our common stock for the three and six months ended December 31, 2005, were not included in diluted earnings per share calculations because to do so would have been antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months Ended December 31,		Six months Ended December 31,
	2005	2006	2005	2006
Net income (loss)	$85	$(20,613)	$(4,103)	$(26,654)
Effect of dilutive interest in subsidiary stock	(92)	—	(175)	—

Loss available to common shareholders	$(7)	$(20,613)	$(4,278)	$(26,654)

Weighted average shares outstanding – basic	16,299	16,747	16,270	16,708
Dilutive effect of stock options and warrants	192	—	—	—

Weighted average of shares outstanding – diluted	16,491	16,747	16,270	16,708

Basic income (loss) per share	$0.01	$(1.23)	$(0.25)	$(1.60)

Diluted loss per share	$0.00	$(1.23)	$(0.26)	$(1.60)

Comprehensive Loss

Comprehensive loss is computed as follows (in thousands):

	Three months Ended December 31,		Six months Ended December 31,
	2005	2006	2005	2006
Net income (loss)	$85	$(20,613)	$(4,103)	$(26,654)
Foreign currency translation adjustments	(1,150)	2,251	(985)	2,131
Minimum pension liability adjustment	—	(44)	—	(55)
Other	(134)	(39)	(108)	(26)

Comprehensive loss	$(1,199)	$(18,445)	$(5,196)	$(24,604)

Recent Accounting Pronouncements

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that this statement will have on its consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires that an employer recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability, as applicable, in its statement of financial position and that it recognize, in comprehensive income of a business entity, any changes in such status in the year in which the changes occur. This statement also requires that an employer measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for fiscal years ending after December 15, 2006. The Company has not yet determined the impact that this statement will have on its consolidated financial statements.

2. Business Acquisitions

Spacelabs Medical

In March 2004, the Company completed the acquisition from Instrumentarium Corporation, now a subsidiary of General Electric Company (“GE”), of certain capital stock and assets constituting substantially all of the business operations of Spacelabs Medical.

The acquisition price was approximately $47.9 million in cash (net of cash acquired), including acquisition costs. Spacelabs Medical is a leading global manufacturer and distributor of patient monitoring systems for critical care and anesthesia, wired and wireless networks, clinical information connectivity solutions, ambulatory blood pressure monitors and medical data services. In June 2004, the Company notified GE of a working capital and retention bonus adjustment resulting in what the Company believes to be a downward adjustment of the purchase price in the amount of approximately $26 million. In September 2004, GE responded that it believes the amount of the downward adjustment to be $7.8 million. No amounts have been recorded in the financial statements in relation to the expected reduction in purchase price.

Del Mar Reynolds

In July 2006, the Company’s majority-owned subsidiary, Spacelabs Healthcare, completed the acquisition of the Del Mar Reynolds Cardiac division of Ferraris Group PLC. Pursuant to the terms of the acquisition agreement, Spacelabs Healthcare made an initial cash payment of $25.9 million, subject to a working capital adjustment and to an adjustment of plus or minus $1.9 million based upon revenue and earnings results for Del Mar Reynolds for the 13-month period ending September 30, 2006. In September 2006, Ferraris Group PLC paid $1.7 million in connection with the working capital adjustment and in November 2006 it paid an additional $1.9 million as a result of the failure of Del Mar Reynolds to meet certain revenue and earnings results for the 13-month period ending September 30, 2006.

Contingent consideration of up to £5 million ($9.8 million at December 31, 2006) will be payable if Del Mar Reynolds achieves certain revenue targets during fiscal year 2007. The additional earn-out, if any, may be satisfied, at Spacelabs Healthcare’s discretion, either in cash or by the issuance of Spacelabs Healthcare common stock. This acquisition expands the portfolio of products that the Company’s Healthcare division offers to the hospital market with the addition of cardiac monitoring systems. Del Mar Reynolds also offers a core laboratory business that provides clinical trial services to pharmaceutical companies and to clinical research organizations.

The results of operations for Del Mar Reynolds have been included in the accompanying condensed consolidated financial statements as of the date of acquisition. The total cost of the acquisition, excluding the potential earn-out, was as follows (in thousands):

Cash paid for common stock	$25,879
Less refund pursuant to working capital adjustment	(1,694)
Less receivable pursuant to 13-month revenue and earnings adjustment	(1,872)
Direct costs	814

Total purchase price	$23,127

The Company has based the preliminary allocation of the purchase price on an estimate of fair values of the assets acquired and the liabilities assumed. The final determination of the allocation of the purchase price is pending the final assessment of a third party’s valuation of the assets acquired and liabilities assumed. The finalization of the purchase price allocation may result in asset fair values and liabilities assumed that differ from the preliminary estimates of these amounts. As of December 31, 2006, the preliminary purchase price allocation was as follows (in thousands):

Net tangible assets acquired	$2,150
In-process research and development costs acquired	561
Identifiable intangible assets acquired	7,567
Goodwill	12,849

$23,127

A history of operating margins and profitability, a strong scientific employee base and operations in an attractive market niche were among the factors that contributed to a purchase price resulting in the recognition of goodwill. In-process research and development costs acquired were expensed during the six months ended December 31, 2006, and are included in other operating expenses. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative future use.

As part of the integration of these business operations, the Company established the following reserve for the termination and relocation of certain employees to other sites, and legal and accounting fees (in thousands):

Employee severance	$692
Relocation costs	212
Legal and accounting fees	63
Rent and lease obligations	571

$1,538

During the six months ended December 31, 2006, the Company paid $0.2 million in connection with severance charges, relocation costs and rent obligations. At December 31, 2006, the remaining reserve amounted to $1.3 million and is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2006	December 31, 2006
Accounts receivable
Trade receivables	$118,129	$133,236
Receivables related to long term contracts – unbilled costs and accrued profit on progress completed	4,286	1,840

Total	122,415	135,076
Less: allowance for doubtful accounts	(2,996)	(3,130)

Accounts receivable, net	$119,419	$131,946

Inventories, net
Raw materials	$63,785	$71,352
Work-in-process	29,961	34,633
Finished goods	26,858	15,119

Total	$120,604	$121,104

Property and equipment, net
Land	$5,899	$6,162
Buildings	7,370	7,751
Leasehold improvements	7,066	7,741
Equipment	30,902	35,506
Tooling	4,288	4,333
Furniture and fixtures	4,140	4,834
Computer equipment	15,619	21,165
ERP software	2,455	2,268
Demo equipment	4,888	4,385
Vehicles	359	509

Total	82,986	94,654
Less: accumulated depreciation and amortization	(40,465)	(45,933)

Property and equipment, net	$42,521	$48,721

The Company expects to bill and collect the receivables for unbilled costs and accrued profits at December 31, 2006 during the next twelve months.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six month period ended December 31, 2006 are as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated
Balance as of June 30, 2006	$16,732	$5,990	$6,344	$29,066
Goodwill acquired during the period	—	13,070	72	13,142
Foreign currency translation adjustment	147	251	—	398

Balance as of December 31, 2006	$16,879	$19,311	$6,416	$42,606

Intangible assets consisted of the following (in thousands):

		June 30, 2006			December 31, 2006
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	3 years	$3,271	$1,480	$1,791	$3,440	$1,598	$1,842
Patents	10 years	420	215	205	422	237	185
Core technology	10 years	9,289	1,159	8,130	2,637	500	2,137
Developed technology	12 years	27,573	4,589	22,984	14,851	2,967	11, 884
Customer relationships/backlog	5 years	5,462	1,646	3,816	8,127	1,839	6,288

Total amortizable assets		46,015	9,089	36,926	29,477	7,141	22,336
Non-amortizable assets:
Trademarks		7,120	—	7,120	7,191	—	7,191

Total intangible assets		$53,135	$9,089	$44,046	$36,668	$7,141	$29,527

Amortization expense related to intangibles assets was $1.8 million and $2.4 million for the six months ended December 31, 2005 and 2006 respectively. During the three months ended December 31, 2006, the Company recorded an impairment charge for core technology of $5.9 million, developed technology of $14.5 million and customer relationships/backlog of $0.3 million. See Note 5 for additional information about these impairment charges. At December 31, 2006, the estimated future amortization expense was as follows (in thousands):

2007 (remaining 6 months)	$1,768
2008	3,265
2009	2,893
2010	2,541
2011	2,508
2012	2,431
2013 and thereafter	6,930

Total	$22,336

5. Impairment, Restructuring and Other Charges

During the second quarter ended December 31, 2006, as part of a global review of its operations, the Company assessed the value of certain technologies and product lines. As a result of this assessment, the Company recorded total charges of $31.8 million. These charges consist of $21.5 million of asset impairment of certain identifiable intangible and fixed assets, and $10.3 of inventory charges, primarily related to finished goods inventory. Of the $21.5 million of impairment charges, $21.3 million was recorded within the Company’s Security division and $0.2 million was recorded within the Optoelectronics and Manufacturing division. Of the $10.3 million of inventory charges, $9.9 million was recorded within the Company’s Security division and $0.4 million was recorded within the Optoelectronics and Manufacturing division. Such inventory charges are reflected in cost of goods sold in the consolidated financial statements. Asset impairments were calculated in accordance with SFAS No. 144 as discussed in Note 1.

During the first quarter of fiscal 2006, the Company consolidated manufacturing processes and facilities of certain businesses. These consolidations resulted in a pre-tax restructuring charge of $0.8 million.

The following table summarizes the aforementioned impairment, restructuring and other charges (in thousands):

	Three months Ended December 31,		Six months Ended December 31,
	2005	2006	2005	2006
Impairment of intangible assets:
Software development costs	$—	$169	$—	$169
Core technology	—	5,874	—	5,874
Developed technology	—	14,463	—	14,463
Customer relationships/backlog	—	280	—	280
Impairment of fixed assets	—	757	—	757
Restructuring charges	—	—	800	—

Total impairment and restructuring charges	—	21,543	800	21,543
Inventory charges	—	10,301	—	10,301

Total charges	$—	$31,844	$800	$31,844

6. Lines of Credit

In May 2005, the Company entered into a second amended and restated credit agreement with Bank of the West. The agreement provided for a $50 million senior revolving line-of-credit, including a letter-of-credit, foreign exchange facility and an acquisition credit facility, each of which were secured by substantially all of the assets of the Company’s U.S. subsidiaries and its stock ownership in two significant foreign subsidiaries. In October 2005, the Company entered into a first amendment to the second amended and restated credit agreement. As amended, the agreement included an asset–based credit facility of up to $50 million with revised financial covenants. In July 2006, in order to provide the Company’s Spacelabs Healthcare subsidiary with a separate line of credit, the Company bifurcated its arrangement with Bank of the West. In doing so, the Company entered into a third amended and restated credit agreement with Bank of the West. As amended, the agreement provides the Company a $35 million senior revolving line-of-credit, including a letter-of-credit and foreign exchange facility, each of which are secured by substantially all of the Company’s U.S. assets, including its ownership interest in Spacelabs Healthcare. Interest on the revolving loans is based, at the Company’s option, on either the bank’s prime rate plus up to 0.5%, or on the British Bankers Association Interest Settlement Rate for deposits in U.S. dollars, plus up to 2.5%. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing of this type. The agreement expires in July 2009. As of December 31, 2006, $19.0 million was outstanding under the revolving line-of-credit and $10.3 million was issued and outstanding under the letter-of-credit facility.

In connection with bifurcating the Company’s line-of-credit, Spacelabs Healthcare also entered into a credit agreement with Bank of the West. The agreement provides for a $10 million senior revolving line-of-credit, including a letter-of-credit and foreign exchange facility, and a $27.4 million term loan to fund the purchase of the Del Mar Reynolds cardiology division of Ferraris Group PLC. The agreement is secured by substantially all of the assets of the U.S. subsidiaries of the Company’s Healthcare division. Interest on the revolving loans is based, at Spacelabs Healthcare’s option, on either the bank’s prime rate, plus up to 0.5%, or on the British Bankers Association Interest Settlement Rate for deposits in U.S. dollars plus up to 2.5%. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing of this type. As of December 31, 2006, the Company was not in compliance with certain financial covenants; however, the bank waived this noncompliance. The agreement expires in July 2009. As of December 31, 2006, $7.8 million was outstanding under the revolving line-of-credit and $23.6 million was outstanding under the term loan.

At December 31, 2006, several of the Company’s foreign subsidiaries maintained bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements. These credit facilities bear interest at fixed rates at the bank’s prime rate, the United Kingdom LIBOR rate, the Norwegian NIBOR rate and the Japan TIBOR rate resulting in a weighted average rate of 6.1% at December 31, 2006. The U.S. dollar equivalent of these facilities totaled $11.8 million at December 31, 2006, of which $0.3 million was outstanding at December 31, 2006. The Company has guaranteed these credit facilities up to approximately $4.9 million.

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2006	December 31, 2006
Five-year term loan payable in quarterly installments of $908,000 until paid in full on July 18, 2011. Interest is variable based on either one to three-month LIBOR plus 2.5% (7.88% at December 31, 2006) or prime rate	$—	$23,600
Twenty-year term loan payable in quarterly installments of £34,500 (approximately $68,000 at December 31, 2006) until paid in full on December 1, 2024. Interest is due quarterly at a rate of three-month LIBOR plus 1.2% (6.52% at December 31, 2006)	4,721	4,865
Capital leases	248	3,812
Other	1,765	1,692

	6,734	33,969
Less current portion of long-term debt	1,251	5,747

Long-term portion of debt	$5,483	$28,222

8. Stock-based Compensation

As of December 31, 2006, the Company maintained the following three significant stock option plans: (a) the 2006 Equity Participation Plan of OSI Systems, Inc. (the “OSI Plan”), (b) the 2005 Equity Participation Plan of Spacelabs Healthcare (the “Spacelabs Healthcare Plan”) and (c) the 2006 Equity Participation Plan of Rapiscan Systems Holdings, Inc. (the “Rapiscan Systems Plan”).

The Company recorded stock-based-compensation expense in accordance with SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”) for the three months ended December 31, 2005 and 2006 of approximately $1.0 million and $1.1 million, respectively, net of tax and for the six months ended December 31, 2005 and 2006 of approximately $2.0 million and $2.1 million, respectively, net of tax. The income tax benefit related to such compensation for the three months ended December 31, 2005 and 2006 was approximately $0.3 million and $0.4 million, respectively and for the six months ended December 31, 2005 and 2006 was approximately $0.5 million and $0.7 million respectively. The Company recorded stock-based compensation expense in the consolidated statement of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2006	2005	2006
Cost of goods sold	$53	$89	$108	$182
Selling, general and administrative	1,144	1,271	2,218	2,466
Research and development	103	90	215	177

	$1,300	$1,450	$2,541	$2,825

As of December 31, 2006, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted amounted to: $3.9 million under the OSI Plan, $1.6 million under the Spacelabs Healthcare Plan and $2.1 million under the Rapiscan Systems Plan. The Company expects to recognize these costs over a weighted-average period of 1.7 years with respect to the OSI Plan, 2.0 years with respect to the Spacelabs Healthcare Plan and 2.4 years with respect to the Rapiscan Systems Plan.

Employee Stock Purchase Plan

The Company maintains and administers an employee stock purchase plan under which it has reserved for issuance 500,000 shares of its common stock. Eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. The compensation expense associated with the this plan, included in the consolidated statement of operations for the six month period ended December 31, 2006, was not material.

Stock Option Plans

OSI Plan – Under the OSI Plan the Company is authorized to grant of up to 3,350,000 shares of common stock in the form of incentive and nonqualified options or restricted stock to its directors and employees, including those of its subsidiaries. Under the plan, the exercise price of nonqualified options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. The exercise price of incentive stock options may not be less than the fair market value of the Company’s common stock at the date of grant. The exercise price of incentive stock options granted to individuals who own more than 10% of the Company’s voting stock may not be less than 110% of the fair market value of the Company’s common stock on the date of grant.

Restricted stock may be issued at such price, if any, and may be made subject to such restrictions (including time vesting or satisfaction of performance milestones), as may be determined by the administrator of the OSI Plan. Restricted stock, typically, may be repurchased and/or cancelled by the Company, if the conditions or restrictions are not met. In general, restricted stock may not be sold, or otherwise hypothecated or transferred, until the vesting restrictions applicable to such shares are removed or expire.

As of December 31, 2006, the Company had not made any grants of restricted Stock under the OSI Plan. The Company estimates the fair value of each option award under the OSI Plan as of the date of grant using the Black-Scholes options pricing model utilizing assumptions detailed in the table below. The Company bases expected volatilities on a blend of historical volatilities of the Company’s common stock and implied volatilities of its publicly traded options, as more fully explained below. The expected life utilized represents the weighted-average period of time that options granted are expected to be outstanding, giving consideration to vesting periods and historical exercise patterns. The risk-free rate utilized is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option.

The Company determined the fair value of options issued under the OSI Plan as of the date of the grant, using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2006	2005	2006
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	4.5%	4.4%	4.5%	4.8%
Expected volatility	43.4%	39.3%	43.5%	42.3%
Expected life (in years)	3.7	3.9	3.7	3.9

The following table summarizes stock option activity under the OSI Plan during the six months ended December 31, 2006:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2006	1,778,678	$17.93
Granted	149,500	18.28
Exercised	(145,948)	10.58
Expired or cancelled	(10,038)	13.49

Outstanding at December 31, 2006	1,772,192	$18.61	2.4	$4,119

Exercisable at December 31, 2006	979,108	$18.37	1.5	$2,511

The per-share weighted-average grant-date fair value of stock options granted under the OSI Plan was $6.92 for the three months ended December 31, 2006, and $7.13 for the six months ended December 31, 2006. It was $7.04 for the three months ended December 31, 2005 and $7.03 for the six months ended December 31, 2005. The total intrinsic value of options exercised during the three months ended December 31, 2006 was $267,000 and $1.3 million for the six months ended December 31, 2006. The total intrinsic value of options exercised during the three months ended December 31, 2005 was $440,000 and $611,000 for the six months ended December 31, 2005.

Additional information relating to the OSI Plan at December 31, 2006 is as follows:

Options exercisable	979,108
Options and restricted stock available for grant	369,896
Total shares reserved for stock option plan	3,350,000

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

The Company has determined the fair value of options issued under the Spacelabs Healthcare Plan as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2006	2006

Expected dividend	0%	0%	0%

Risk-free interest rate	4.4%	4.4%	4.5%

Expected volatility	49.5%	37.7%	37.8%

Expected life (in years)	3.6	3.6	3.6

The following table summarizes stock option activity under the Spacelabs Healthcare Plan during the six months ended December 31, 2006:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding—June 30, 2006	5,474,119	$1.37
Granted	997,200	2.11
Exercised	(186,667)	1.12
Canceled	(172,782)	1.33

Outstanding at December 31, 2006	6,111,870	$1.50	3.1	$2,515

Exercisable at December 31, 2006	2,015,228	$1.24	2.6	$1,211

The per-share weighted-average grant-date fair value of stock options granted under the 2005 Spacelabs Healthcare Plan was $0.70 for the three months ended December 31, 2006 and $0.72 for six months ended December 31, 2006. It was $1.12 for the three months ended December 31, 2005. We made no grants under this plan prior to such periods. The total intrinsic value of options exercised during the three months ended December 31, 2006 was $211,000 and $241,000 for the six months ended December 31, 2006. No option holders under the 2005 Spacelabs Healthcare Plan exercised their options during the three months ended December 31, 2005.

Additional information relating to the Spacelabs Healthcare Plan at December 31, 2006 is as follows:

Options exercisable	2,015,228
Options available for grant	3,933,998
Total shares reserved for stock option plan	10,000,000

Rapiscan Systems Plan – The Company established the Rapiscan Systems Plan in January 2006 under which the Company authorized the grant of options to purchase up to 10,000,000 shares of Rapiscan Systems Holdings common stock. Under the Rapiscan Systems Plan, Rapiscan Systems Holdings may grant to employees, including those of its subsidiaries, consultants and to the non-employee directors of Rapiscan Systems Holdings, incentive or nonqualified options to purchase shares of the Rapiscan Systems Holdings common stock.

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

The Company has determined the fair value of the options issued under the Rapiscan Systems Plan as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended December 31, 2006	Six Months Ended December 31, 2006
Expected dividend	0%	0%
Risk-free interest rate	4.5%	4.6%
Expected volatility	37.3%	37.3%
Expected life (in years)	3.6	3.6

The following table summarizes stock option activity under the Rapiscan Systems Plan during the six months ended December 31, 2006:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2006	5,048,000	$1.42	—	—
Granted	1,842,500	1.50	—	—
Exercised	—	—	—	—
Expired or cancelled	—	—	—	—

Outstanding at December 31, 2006	6,890,500	$1.44	4.4	$405

Exercisable at December 31, 2006	—	—	—	—

The per-share weighted-average grant-date fair value of stock options granted under the 2006 Rapiscan Systems Plan was $0.52 for the three months ended December 31, 2006 and $0.51 for the six months ended December 31, 2006. We made no grants under this plan prior to such periods. There were no options exercises under the 2006 Rapiscan Systems Plan during the three months ended December 31, 2006.

Additional information relating to the Rapiscan Systems Plan at December 31, 2006 is as follows:

Options exercisable	—
Options available for grant	3,109,500
Total reserved common stock shares for stock option plan	10,000,000

9. Retirement Benefit Plans

The Company has a defined benefit plan for certain employees located in the United Kingdom. The benefits under this plan are based on years of service and an employee’s highest twelve months’ compensation during the last five years of employment. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2006	2005	2006
Service cost	$9	$9	$21	$17
Interest cost	41	54	88	107
Expected return on plan assets	(29)	(46)	(60)	(92)
Amortization of net loss	26	26	60	52

Net periodic pension expense	$47	$43	$109	$84

For the three and six months ended December 31, 2006, the Company made contributions of $69,000 and $136,000 to this pension plan.

10. Commitments and Contingencies

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

During 2003 and 2004, we were informed that SAIC, Inc. had made statements to prospective buyers of our gamma-ray mobile detection system that our system infringed an SAIC patent. We contended that SAIC’s infringement allegations were not only without merit, but wrongfully made for improper purposes and we therefore filed a lawsuit in the U.S. District Court, Central District of California for declaratory judgment. SAIC counter-claimed for patent infringement and unfair competition. In January 2007, we entered into an agreement settling our litigation with SAIC. Under the terms of the settlement, SAIC agreed that, going forward, it would not make such infringement allegations again and both parties agreed not to allege that each others’ current and future gamma-ray based inspection systems infringe any existing or pending patents. The settlement included a general release of claims.

In February 2005, Electromedical, a Greek distribution company, filed an action in the courts of Greece claiming that Spacelabs Medical orally agreed to appoint Electromedical as Spacelabs’ exclusive Greek distributor, but failed to do so. Electromedical claims that it incurred significant expenses as a result of Spacelabs’ actions and demands Euro 872,414 (approximately $1.2 million as of December 31, 2006) in compensation.

The Company is also involved in various other claims and legal proceedings arising out of the ordinary course of business which have not been previously disclosed in its quarterly and annual reports. In the opinion of the Company’s management, after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on the Company’s financial statements.

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

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with the following acquisitions, the Company may be obligated to make additional payments.

In August 2002, the Company purchased a minority equity interest in CXR Limited, a United Kingdom-based research and development company that develops real time tomography systems. In June 2004, the Company increased its equity interest in CXR to approximately 75% and in December 2004 the Company acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, the Company has agreed to make certain royalty payments based on sales of CXR’s products. As of December 31, 2006, no royalty payments have been earned.

In November 2002, the Company acquired all the outstanding capital stock of Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based company, for its advanced inspection systems for aviation security, port and border inspection and counter-terrorism. Consideration paid for the acquisition consisted of a combination of the Company’s common stock and cash of approximately $10.4 million, including professional fees associated with the acquisition. In addition, during the five years following the close, contingent consideration is payable based on the sales of certain of its products. The contingent consideration is capped at $34.0 million. As of December 31, 2006, no contingent consideration has been earned.

In January 2004, the Company acquired Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately-held company located in Sunnyvale, California. Consideration for the acquisition consisted of an initial cash payment of approximately $17.6 million (net of cash acquired), including acquisition costs. Furthermore, during the seven years following the close, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of December 31, 2006, no contingent consideration has been earned.

In February 2005, the Company acquired Blease Medical Holdings Limited and certain affiliated companies for approximately $9.3 million in cash (net of cash acquired), including acquisition costs. Furthermore, during the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $12.1 million as of December 31, 2006). As of December 31, 2006, no contingent consideration has been earned.

Environmental Contingencies

The Company is subject to various environmental laws. The Company’s practice is to ensure that Phase I environmental site assessments are conducted for each of its properties in the United States at which the Company manufactures products in order to identify, as of the date of such report, potential sources of contamination of the property. In certain cases, the Company has conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

During one investigation, the Company discovered soil and groundwater contamination at its Hawthorne, California facility. The Company filed reports concerning this problem with the appropriate environmental authorities in fiscal year 2001. The Company has not yet received any response to such reports, and no agency action or litigation is presently pending or threatened. The Company’s site was previously used for semiconductor manufacturing similar to that presently conducted on the site by the Company, and it is not presently known who is responsible for the contamination and the remediation. The groundwater contamination is a known regional problem, not limited to the Company’s premises or its immediate surroundings.

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

The following table presents changes in warranty provisions (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2005	2006	2005	2006
Balance at beginning of period	$6,291	$7,318	$6,641	$7,224
Additions	1,957	1,097	2,767	1,933
Increase as a result of acquisitions	—	—	—	439
Reductions for warranty repair costs	(1,487)	(1,035)	(2,647)	(2,216)

Balance at end of period	$6,761	$7,380	$6,761	$7,380

11. Segment Information

The Company operates in three identifiable industry segments: (a) Security, providing security and inspection systems; (b) Healthcare, providing medical monitoring and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for applications in the defense and aerospace markets, among others. The Company also has a corporate segment (“Corporate”) that includes executive compensation and certain other general and administrative expenses, interest expense, expenses related to stock issuances and legal, audit and other professional service fees not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division comprises businesses that primarily supply components and subsystems to original equipment manufacturers, including to the businesses of the Security and Healthcare divisions. All intersegment sales are eliminated in consolidation.

The following table presents segment information (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2005	2006	2005	2006
Revenues - by Segment:
Security division	$30,378	$44,388	$57,341	$85,435
Healthcare division	60,999	62,737	112,370	110,968
Optoelectronics and Manufacturing division including intersegment revenues	31,128	39,590	58,904	73,868
Intersegment revenues elimination	(5,367)	(9,257)	(9,607)	(17,284)

Total	$117,138	$137,458	$219,008	$252,987

Revenues - by Geography:
North America	$88,258	$88,434	$164,198	$163,527
Europe	23,945	40,265	45,478	77,299
Asia	10,302	18,016	18,939	29,445
Intersegment revenues elimination	(5,367)	(9,257)	(9,607)	(17,284)

Total	$117,138	$137,458	$219,008	$252,987

Operating income (loss) - by Segment:
Security division (1)	$(651)	$(30,023)	$(3,844)	$(31,811)
Healthcare division	5,319	(1,350)	6,502	(5,613)
Optoelectronics and Manufacturing division (2)	2,581	2,923	3,783	6,734
Corporate	(4,293)	(3,826)	(10,115)	(10,145)
Eliminations	(83)	509	33	157

Total	$2,873	$(31,767)	$(3,641)	$(40,678)

	June 30, 2006	December 31, 2006
Assets - by Segment:
Security division	$168,987	$148,837
Healthcare division	148,858	176,175
Optoelectronics and Manufacturing division	73,793	84,862
Corporate	15,124	30,530
Eliminations (3)	(3,689)	(3,537)

Total	$403,073	$436,867

(1)	Operating losses for the three months and six months ended December 31, 2006, include $21.3 million of impairment charges and $9.9 million of inventory charges related to the Company’s global review of its operations and the value of certain product lines.

(2)	Operating income for the three months and six months ended December 31, 2006, include $0.2 million of impairment charges and $0.4 million of inventory charges related to the Company’s global review of its operations and the value of certain product lines.

(3)	Eliminations primarily reflect the elimination of intercompany inventory profit not-yet-realized. This profit will be realized when inventory is shipped to the Security and Healthcare divisions’ external customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Certain statements contained in this quarterly report on Form 10-Q that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives and future financial position, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “believe,” “expect,” “may,” “could,” “likely to,” “should,” or “will,” or by discussions of strategy that involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Statements in this quarterly report on Form 10-Q that are forward-looking are based on current expectations and actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties described in this quarterly report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. All forward-looking statements contained in this quarterly report on Form 10-Q are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2006. As of December 31, 2006, our critical accounting policies had not changed from those at June 30, 2006, other than the addition of Impairment of Long-Lives Assets as described below.

Impairment of Long-Lived Assets. We test goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. For purposes of testing for goodwill impairment, we have determined that we have five reporting units, consisting of the Security division, Optoelectronics and Manufacturing division and three reporting units within the Healthcare division. We test goodwill for impairment annually during the second fiscal quarter using a two-step process. First, we determine if the carrying amount of any of the reporting units exceeds its fair value. We use a discounted cash flows method to make this determination for our Security and Optoelectronics and Manufacturing divisions and we use a market value method for our Healthcare division (based on the market price of the Healthcare division’s publicly traded stock). If these methods indicate a potential impairment of goodwill associated with that the respective reporting unit, we then compare the implied fair value of the goodwill associated with the respective reporting unit to its carrying amount to determine if there is an impairment loss. We performed this annual impairment test for goodwill during the second quarter of fiscal year 2007 and concluded that there was no impairment of goodwill.

We evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If an impairment does exist, we measure the impairment loss and record it based on discounted estimated future cash flows. In estimating future cash flows, we group assets at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors.

During the second quarter ended December 31, 2006, we recognized non-cash impairment charges totaling $21.5 million relating to software development costs, core technology, developed technology, customer relationships/backlog and fixed assets. Of the $21.5 million impairment charge, $21.3 million was recognized within the Security division and $0.2 million was recognized within the Optoelectronics and Manufacturing division. See Note 5 to the consolidated financial statements for additional information about these impairment charges.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 – “Condensed Consolidated Financial Statements – Notes to Consolidated Financial Statements.”

Executive Summary

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

Security Division. Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. federal, state and local government agencies as well as foreign governments. These products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 34% of our total consolidated revenues for the six months ended December 31, 2006 and 26% for the six months ended December 31, 2005.

Following the September 11, 2001 terrorist attacks, U.S. Government spending for the development and acquisition of security and inspection systems increased in response to the attacks and has continued at high levels during its global war on terrorism. This spending has had a favorable impact on our business. However, future levels of such spending could decrease as a result of changing budgetary priorities or could shift to products that we do not provide. Additionally, competition for contracts with the U.S. Government has become more intense in recent years as new competitors and technologies have entered this market.

Healthcare Division. Through our Healthcare division, we design, manufacture and market medical monitoring and anesthesia systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 44% our total consolidated revenues for the six months ended December 31, 2006 and 51% for the six months ended December 31, 2005.

The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing medical monitoring and anesthesia products on the basis of product performance, functionality, value and service. We also believe that price has become an important factor in hospital purchasing decisions because of pressures they are facing to cut costs.

Optoelectronics and Contract Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. Revenues from our Optoelectronics and Manufacturing division accounted for 29% of our total consolidated revenues for the six months ended December 31, 2006 and 27% of our total consolidated revenues for the six months ended December 31, 2005.

Despite the overall growth in revenues that we experienced, our operating losses for the six months ended December 31, 2006, grew in comparison to the prior year period, primarily as a result of: (i) lower sales of patient monitors in North America by our Healthcare division (such monitors generally carry a higher gross margin than many of our other products), (ii) a $21.5 million charge associated with the impairment of certain intangible and fixed assets, (iii) the recordation of $10.3 million of inventory charges following a review of our product portfolio, (iv) a $0.6 million charge for in-process research and development related to our acquisition of Del Mar Reynolds and (v) increased research and development expenses within our Security and Healthcare divisions.

During the second quarter of fiscal year 2007, we undertook a review of our global operations as part of our on-going efforts to integrate recent acquisitions and rationalize our overall cost structure. The review resulted in plans to achieve approximately $15-$17 million of pre-tax annualized cost savings, including a reduction of approximately 8% of the global workforce and the consolidation of multiple facilities. We have initiated these cost cutting measures, with the goal of implementing them by the end of the current fiscal year.

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005.

Net Revenues

The table below and the discussion that follows are based upon the way we analyze our business. See Note 11 to the Consolidated Financial Statements for additional information about our business segments.

(in millions)	Q2 2006	% of Net Sales	Q2 2007	% of Net Sales	$ Change	% Change
Security division	$30.4	26%	$44.4	32%	$14.0	46%
Healthcare division	61.0	52%	62.7	46%	1.7	3%
Optoelectronics and Manufacturing division	31.1	27%	39.6	29%	8.5	27%
Intersegment revenues	(5.4)	(5)%	(9.2)	(7)%	(3.8)	70%

Total revenues	$117.1		$137.5		$20.4	17%

Net revenues for the three months ended December 31, 2006, increased $20.4 million, or 17%, to $137.5 million from $117.1 million for the comparable prior-year period.

Revenues for the Security division for the three months ended December 31, 2006, increased $14.0 million, or 46%, to $44.4 million, from $30.4 million for the comparable prior-year period. The increase was primarily attributable to an $11.3 million, or 44%, increase in sales of baggage and parcel inspection and people screening systems, and a $2.7 million, or 58%, increase in sales of cargo and vehicle inspection systems.

Revenues for the Healthcare division for the three months ended December 31, 2006, increased $1.7 million, or 3%, to $62.7 million, from $61.0 million for the comparable prior-year period. The increase was primarily attributable to the inclusion of revenues from Del Mar Reynolds totaling $8.0 million, a business that we acquired in July 2006, partially offset by lower patient monitoring sales of $6.2 million, primarily in North America.

Revenues for the Optoelectronics and Manufacturing division for the three months ended December 31, 2006, increased $8.5 million, or 27%, to $39.6 million, from $31.1 million for the comparable prior-year period. The increase was primarily attributable to higher commercial optoelectronic sales, as well as to growth in contract manufacturing sales. In addition, for the three months ended December 31, 2006, the division recorded intersegment sales of $9.2 million, compared to $5.4 million in the comparable prior-year period. Such sales are eliminated in consolidation.

Gross Profit

(in millions)	Q2 2006	% of Net Sales	Q2 2007	% of Net Sales
Gross profit	$45.1	38.5%	$39.3	28.6%

Gross profit decreased $5.8 million, or 13%, to $39.3 million for the three months ended December 31, 2006, from $45.1 million for the comparable prior-year period. The gross profit margin decreased to 28.6%, from 38.5% over the same period. This decrease was primarily attributable to the recording of $10.3 million of inventory charges following a global review of operations during which we determined that certain inventory values primarily associated with cargo and vehicle inspection products developed by our Security division were impaired. These inventory charges reduced our gross margin by 7.5%. The remainder of the decline in gross margin was attributable to: (i) lower gross margins within our Security division resulting from sales of new types of cargo and vehicle inspection products that were sold at low gross margins, but which we expect to sell at higher gross margins when future repeat sales result in greater operating efficiencies; (ii) reduced patient monitoring systems sales by our Healthcare division (such monitors generally carry higher gross margins than many of our other products); and (iii) growth in sales of commercial optoelectronic products and contract manufacturing services by our Optoelectronic and Manufacturing division (such products and services generally carry lower gross margins than the products and services of the other divisions).

Operating Expenses

(in millions)	Q2 2006	% of Net Sales	Q2 2007	% of Net Sales	$ Change	% Change
Selling, general and administrative	$33.5	28.6%	$38.0	27.6%	$4.5	13%
Research and development	8.7	7.4%	11.2	8.1%	2.5	29%
Impairment, restructuring, and other charges	—	—%	21.5	15.7%	21.5	NM
Other	—	—%	0.4	0.3%	0.4	NM

Total operating expenses	$42.2	36.0%	$71.1	51.7%	$28.9	68%

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended December 31, 2006, SG&A expenses increased by $4.5 million, or 13%, to $38.0 million, from $33.5 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses for the three months ended December 31, 2006 decreased to 27.6%, from 28.6% for the comparable prior-year period. The increase in SG&A expenses in the three months ended December 31, 2006 was primarily attributable to: (i) approximately $3.7 million in support of Del Mar Reynolds, a business that we acquired in July 2006 and (ii) an increase of $1.2 million in general sales and administrative support costs to support the growth in the Optoelectronic and Manufacturing divisions.

Research and development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended December 31, 2006, such expenses increased $2.5 million, or 29%, to $11.2 million, from $8.7 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 8.1% for the three months ended December 31, 2006, compared to 7.4% for the comparable prior-year period. The increase in research and development expenses for the three month period ended December 31, 2006 was primarily attributable to: (i) $1.0 million in support of the Del Mar Reynolds business which was acquired on July 31, 2006 and (ii) increased investment by our Security division of $1.6 million primarily to support new hold baggage screening products.

Impairment, restructuring, and other charges. During the second quarter ended December 31, 2006, as part of a global review of our operations, we assessed the value of certain technologies and product lines. As a result of this assessment, we recorded total charges of $31.8 million. These charges consist of $21.5 million of asset impairment of certain identifiable intangible and fixed assets, and $10.3 of inventory charges, primarily related to finished goods inventory. Of the $21.5 million of impairment charges of intangible and fixed assets, $21.3 million was recorded within our Security division and $0.2 million was recorded within our Optoelectronics and Manufacturing division. Of the $10.3 million of inventory charges, $9.9 million was recorded within our Security division and $0.4 million was recorded within our Optoelectronics and Manufacturing division. Such inventory charges are reflected in cost of goods sold in our consolidated financial statements.

Non-Operating Income and Expenses

(in millions)	Q2 2006	% of Net Sales	Q2 2007	% of Net Sales	$ Change	% Change
Interest expense	$0.4	0.3%	$1.3	1.0%	$0.9	225%
Interest (income)	(0.1)	(0.1)%	(0.1)	(0.1)%	—	—%
Other (income) / expense	(0.3)	(0.2)%	(0.1)	(0.1)%	0.2	67%

Total non-operating income and expense	$—	—%	$1.1	0.8%	$1.1	NM

Interest expense. For the three months ended December 31, 2006, we incurred interest expense of $1.3 million compared to $0.4 million for the comparable prior-year period. The increase in interest expense was attributable to increased borrowings associated with the acquisition of Del Mar Reynolds in July 2006 and working capital requirements, as well as to rising interest rates.

Income tax benefit. For the three months ended December 31, 2006, our effective tax rate was 36.8%, compared to 64.4% for the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005.

Net Revenues

(in millions)	Q2 YTD 2006	% of Net Sales	Q2 YTD 2007	% of Net Sales	$ Change	% Change
Security	$57.3	26%	$85.4	34%	$28.1	49%
Healthcare	112.4	51%	111.0	44%	(1.4)	(1)%
Optoelectronics / Manufacturing	58.9	27%	73.9	29%	15.0	25%
Intersegment Revenues	(9.6)	(4)%	(17.3)	(7)%	(7.7)	80%

Total Revenues	$219.0		$253.0		$34.0	16%

Net revenues for the six months ended December 31, 2006, increased $34.0 million, or 16%, to $253.0 million from $219.0 million for the comparable prior-year period.

Revenues for the Security division for the six months ended December 31, 2006, increased $28.1 million, or 49%, to $85.4 million, from $57.3 million for the comparable prior-year period. The increase was primarily attributable to a $17.4 million, or 35%, increase in sales of baggage and parcel inspection and people screening systems, and a $10.7 million, or 129%, increase in sales of cargo and vehicle inspection systems.

Revenues for the Healthcare division for the six months ended December 31, 2006, decreased $1.4 million, or 1%, to $111.0 million, from $112.4 million for the comparable prior-year period. The decrease was attributable to lower patient monitoring sales of $15.0 million, primarily in North America, partially offset by the inclusion of $13.1 million of revenues from Del Mar Reynolds, a business that we acquired in July 2006.

Revenues for the Optoelectronics and Manufacturing division for the six months ended December 31, 2006 increased $15.0 million, or 25%, to $73.9 million, from $58.9 million for the comparable prior-year period. The increase was primarily attributable to higher commercial optoelectronic sales, as well as to higher levels of contract manufacturing sales. In addition, for the six months ended December 31, 2006, the division recorded intersegment sales of $17.3 million, compared to $9.6 million in the comparable prior-year period. Such sales are eliminated in consolidation.

Gross Profit

(in millions)	Q2 YTD 2006	% of Net Sales	Q2 YTD 2007	% of Net Sales
Gross profit	$82.1	37.5%	$77.8	30.8%

Gross profit decreased $4.3 million, or 5%, to $77.8 million for the six months ended December 31, 2006, from $82.1 million for the comparable prior-year period. The gross profit margin decreased to 30.8%, from 37.5% over the same periods. This decrease was primarily attributable to the recording of $10.3 million of inventory charges following a global review of operations during which we determined that certain finished goods inventory values primarily associated with cargo and vehicle inspection products developed by our Security division were impaired. These inventory charges reduced our gross margin by 4.1%. The remainder of the decline in gross margin was primarily attributable to: (i) lower gross margins within in our Security division resulting from sales of new types of cargo and vehicle inspection products that were sold at low gross margins, but which we expect to sell at higher gross margins when future repeat sales result in greater operating efficiencies; (ii) reduced patient monitoring systems sales by our Healthcare division (such monitors generally carry higher gross margins than many of our other products); and (iii) growth in sales of commercial optoelectronic products and contract manufacturing services by our Optoelectronic and Manufacturing division (such products and services generally carry lower gross margins than the products and services of the other divisions).

Operating Expenses

(in millions)	Q2 YTD 2006	% of Net Sales	Q2 YTD 2007	% of Net Sales	$ Change	% Change
Selling, general and administrative	$66.9	30.5%	$74.4	29.4%	$7.5	11%
Research and development	17.4	7.9%	21.5	8.5%	4.1	24%
Impairment, restructuring, and other charges	0.8	0.4%	21.5	8.5%	20.7	NM
Other	0.6	0.3%	1.1	0.4%	0.5	83%

Total operating expenses	$85.7	39.1%	$118.5	46.8%	$32.8	38%

Selling, general and administrative expenses. For the six months ended December 31, 2006, SG&A expenses increased by $7.5 million, or 11%, to $74.4 million from $66.9 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses for the six months ended December 31, 2006 decreased to 29.4%, from 30.5% in the comparable prior-year period. The increase in SG&A expenses in the six months ended December 31, 2006, over the comparable prior-year period was primarily attributable to: (i) approximately $6.6 million utilized by Del Mar Reynolds, a business that we acquired in July 2006 and (ii) an increase of $2.2 million to support growth in the Optoelectronic and Manufacturing division. This increase in SG&A expenses was partially offset by a $1.0 million net reduction due to favorable foreign exchange gains of $0.3 in the six months ended December 31, 2006, as compared to a foreign exchange loss of $0.7 in the comparable prior year period.

Research and development. Research and development expenses include research related to new product development and product enhancement expenditures. For the six months ended December 31, 2006, such expenses increased $4.1 million, or 24%, to $21.5 million, from $17.4 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 8.5% for the six months ended December 31, 2006, compared to 7.9% for the comparable prior-year period. The increase in research and development expenses for the three month period ended December 31, 2006 was primarily attributable to: (i) $2.2 million in support of Del Mar Reynolds and (ii) increased investment by our Security division of $2.2 million, primarily to support new hold baggage screening products.

Impairment, restructuring, and other charges. During the six months ended December 31, 2006, as part of a global review of our operations, we assessed the value of certain technologies and product lines. As a result of this assessment, we recorded total charges of $31.8 million. These charges consist of $21.5 million of asset impairment of certain identifiable intangible and fixed assets, and $10.3 of inventory charges, primarily related to finished goods inventory. Of the $21.5 million of impairment charges of intangible and fixed assets, $21.3 million was recorded within our Security division and $0.2 million was recorded within our Optoelectronics and Manufacturing division. Of the $10.3 million of inventory charges, $9.9 million was recorded within our Security division and $0.4 million was recorded within our Optoelectronics and Manufacturing division. Such inventory charges are reflected in cost of goods sold in our consolidated financial statements.

During the six months ended December 31, 2005, we consolidated manufacturing processes and facilities of certain businesses. These consolidations resulted in a pre-tax restructuring charge of $0.8 million.

Non-Operating Income and Expenses

(in millions)	Q2 YTD 2006	% of Net Sales	Q2 YTD 2007	% of Net Sales	$ Change	% Change
Interest expense	$1.0	0.4%	$2.2	0.9%	$1.2	120%
Interest (income)	(0.1)	—%	(0.2)	(0.1)%	(0.1)	100%
Other (income) / expense	(0.3)	(0.1)%	—	—%	0.3	NM

Total non-operating income and expense	$0.6	0.3%	$2.0	0.8%	$1.4	133%

Interest expense. For the six months ended December 31, 2006, we incurred interest expense of $2.3 million compared to $1.0 million for the comparable prior-year period. The increase in interest expense was primarily attributable to increases in our borrowings used to support our acquisition in July 2006 of Del Mar Reynolds and working capital requirements, and due to rising interest rates.

Income Tax Benefit. For the six months ended December 31, 2006, our effective tax rate was 38.8%, compared to 24.0% for the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $12.2 million at December 31, 2006, a decrease of $1.6 million from $13.8 million at June 30, 2006.

Cash Used in Operating Activities. Net cash used in operating activities was $12.6 million for the six months ended December 31, 2006, compared to $8.4 million for the six months ended December 31, 2005. Although our net loss for the six months ended December 31, 2006 was $26.6 million, included within this loss were non-cash charges resulting from an impairment of intangible and fixed assets of $21.5 million and inventory charges of $10.3 million. These charges were recorded in the second quarter of fiscal year 2007 and resulted from a global review of operations and an assessment of the value of certain technologies and product lines. We recognized a non-cash tax benefit for the six months ended December 31, 2006 of $15.3 million.

Cash Used in Investing Activities. Net cash used in investing activities was $32.8 million for the six months ended December 31, 2006. Of this amount, $24.2 million was used to fund the acquisition of Del Mar Reynolds and $7.7 million was used for capital expenditures. We used $6.0 million for capital expenditures during the comparable prior-year period.

Cash Provided by Financing Activities. Cash provided by financing activities of $43.9 million primarily consisted of $26.0 million from increases in long-term debt used to fund the acquisition of Del Mar Reynolds and $16.3 million from our revolving lines-of-credit to fund operations and capital expenditures. In the comparable prior-year period, cash provided by financing activities of $16.2 million primarily consisted of $26.3 million from an initial public offering of approximately 20% of the total issued and outstanding common stock of our Spacelabs Healthcare, Inc. subsidiary on the AIM (formerly known as the Alternative Investment Market), a stock market administered by the London Stock Exchange. We used approximately $13.8 million of these proceeds to pay down our credit line with a U.S. bank.

Borrowings

Outstanding lines of credit and long-term debt totaled $61.1 million at December 31, 2006, an increase of $43.5 million from $17.6 million at June 30, 2006.

We maintain two revolving credit lines with a U.S. bank totaling $45 million, including letter-of-credit and foreign exchange facilities. Loans under these credit lines bear interest at either LIBOR plus up to 2.5% or at the bank’s prime rate plus up to 0.5%. The credit lines are collateralized by substantially all of our U.S. assets. As of December 31, 2006, $26.8 million was outstanding under these credit lines and $10.3 million was outstanding under the letter-of-credit facilities.

Our credit lines contain covenants limiting our ability to, among other things, incur additional debt, pay cash dividends, make investments or repurchase the Company’s stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, they contain certain financial covenants. As of December 31, 2006, we were not in compliance with certain financial covenants; however, the bank waived this noncompliance.

In addition, in July 2006 we secured a $27.4 million term loan with the same U.S. bank to fund the acquisition of Del Mar Reynolds. As of December 31, 2006, $23.6 million was outstanding under this term loan.

As of December 31, 2006, several of our foreign subsidiaries had available bank lines of credit denominated in local currency to meet short term working capital requirements. The U.S. dollar equivalent of these facilities totaled $ 11.8 million, of which $0.3 million was outstanding at December 31, 2006. These credit facilities bear interest at fixed rates, the bank’s prime rate, the London LIBOR rate, the Norwegian NIBOR rate and the Japan TIBOR rate (a weighted average rate of 6.1% at September 30, 2006).

Our long-term debt consisted of the following:

(in thousands)	June 30, 2006	December 31, 2006
Five-year term loan payable in quarterly installments of $908,000 until paid in full on July 18, 2011. Interest is variable based on either one to three-month LIBOR plus 2.5%	$—	$23,600
Twenty-year term loan payable in quarterly installments of £34,500 (approximately $68,000 at December 31, 2006) until paid in full on December 1, 2024. Interest is due quarterly at a rate of three-month LIBOR plus 1.2%	4,721	4,865
Capital lease obligations	248	3,812
Other	1,765	1,692

	6,734	33,969
Less current portion of long-term debt	1,251	5,747

Long-term portion of debt	$5,483	$28,222

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we can repurchase up to 3,000,000 shares of our common stock. During the first half of fiscal year 2007, we did not repurchase any shares under this program. As of December 31, 2006, 1,330,973 shares were available for additional repurchase under the program. We retire the treasury shares as they are repurchased and record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

Dividend Policy

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

Contractual Obligations

On July 31, 2006, Spacelabs Healthcare completed the acquisition of Del Mar Reynolds Cardiac division of Ferraris Group PLC. As a result of this acquisition, Spacelabs Healthcare created retention bonus agreements for key personnel of the acquired operations that could result in up to $0.7 million in retention bonus payments. These retention bonuses vest at the end of a six month period, beginning on the date of acquisition. During the six months ended December 31, 2006, we paid $0.2 million in connection with severance charges, relocation costs and rent obligations. At December 31, 2006, the reserve amounted to $1.3 million and is included in accrued expenses and other current liabilities in the consolidated financial statements.

Under the terms and conditions of the purchase agreements associated with the following acquisitions, we may be obligated to make additional payments:

In August 2002, we purchased a minority equity interest in CXR Limited, a United Kingdom based research and development company that develops real time tomography systems. In June 2004, we increased our equity interest in CXR to approximately 75% and in December 2004 we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, we have agreed to make certain royalty payments based on sales of CXR’s products. As of December 31, 2006, no royalty payments had been earned.

In November 2002, we acquired all of the outstanding capital stock of Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based company. During the five years following the close, contingent consideration is payable based on the sales of certain of its products. The contingent consideration is capped at $34.0 million. As of December 31, 2006, no earn-out payments had been earned.

In January 2004, we acquired Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately-held company located in Sunnyvale, California. During the seven years following the close, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of December 31, 2006, no earn out payments had been earned.

In February 2005, we acquired Blease Medical Holdings Limited and certain affiliated companies. During the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $11.6 million as of December 31, 2006). As of December 31, 2006, no earn-out payments had been earned.

In July 2006, we acquired Del Mar Reynolds. If Del Mar Reynolds achieves certain revenue targets during fiscal year 2007, contingent consideration of up to £5 million ($9.4 million at December 31, 2006) will be payable. The additional earn-out, if any, may be satisfied, at Spacelabs Healthcare’s discretion, either in cash or by the issuance of Spacelabs Healthcare common stock. As of December 31, 2006 no earn-out payments had been earned.

Off Balance Sheet Arrangements

As of December 31, 2006, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the three months ended December 31, 2006, no material changes have occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Singapore (Singapore dollars), Malaysia (Malaysian ringgits), United Kingdom (U.K. pounds sterling), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese yuan renminbi), Canada (Canadian dollars) and Cyprus (Cypriot pounds). We maintain the accounts of our operations in each of the following countries in euros: Finland, France, Germany, Greece and Italy. We translate foreign currency financial statements into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which we translate at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, and exclude those resulting from translation of financial statements from income and accumulate them as a component of shareholders’ equity. A hypothetical 10% change in the relevant currency rates at December 31, 2006 would not have a material impact on our financial position or results of operations.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts and interest rate swaps. We purchase forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and to reduce our exposure associated with acquisitions. We do not use the contracts for trading purposes. As of June 30, 2006, we had a $25.4 million foreign currency forward contract outstanding to buy U.K. pounds sterling in anticipation of the Del Mar Reynolds acquisition. In July 2006, we completed the Del Mar Reynolds acquisition and the foreign currency forward contract settled, resulting in a fiscal year 2007 loss of approximately $24,000 related to this contract. There were no foreign exchange contracts or interest rate swaps outstanding as of December 31, 2006.

Importance of International Markets

International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, wars and other forms of political instability. For the three and six months ended December 31, 2006, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on our consolidated revenues and results of operations.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the first half of fiscal year 2007.

Interest Rate Risk

We classify all highly liquid investments with maturity of three months or less as cash equivalents and record them in the balance sheet at fair value. Short-term investments comprise high-quality marketable securities.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rule 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized, and filed or submitted on a timely basis. Based upon this evaluation and due to material weaknesses existing in our internal controls as of June 30, 2006 (described below), which have not been fully remediated as of December 31, 2006, we have concluded that, as of December 31, 2006, our disclosure controls and procedures were ineffective.

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

During the six months ended December 31, 2006, we took the actions described below to address such material weaknesses. Given that our remediation efforts are still ongoing, these actions also serve as additional procedures and analyses to ensure that our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. We are currently in the process of:

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

During 2003 and 2004, we were informed that SAIC, Inc. had made statements to prospective buyers of our gamma-ray mobile detection system that our system infringed an SAIC patent. We contended that SAIC’s infringement allegations were not only without merit, but wrongfully made for improper purposes and we therefore filed a lawsuit in the U.S. District Court, Central District of California for declaratory judgment. SAIC counter-claimed for patent infringement and unfair competition. In January 2007, we entered into an agreement settling our litigation with SAIC. Under the terms of the settlement, SAIC agreed that, going forward, it would not make such infringement allegations again and both parties agreed not to allege that each others’ current and future gamma-ray based inspection systems infringe any existing or pending patents. The settlement included a general release of claims.

We are also involved in various claims and legal proceedings which have been previously disclosed in our quarterly and annual reports in accordance with Item 103 of Regulation S-K. The results of such legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

The discussion of our business and operations in this Quarterly Report on form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting on November 30, 2006. At the meeting, shareholders voted on the following actions:

1. Election of Directors.

Name	For	Against	Abstain
Deepak Chopra	12,630,352	0	1,662,641
Ajay Mehra	12,625,486	0	1,667,507
Steven C. Good	12,212,741	0	2,080,252
Meyer Luskin	12,408,002	0	1,884,991
Chand R. Viswanathan	12,661,894	0	1,631,099
Leslie E. Bider	12,827,708		1,465,285

The six nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors and will serve as directors until our next annual meeting and until their successor is elected and qualified.

2. To ratify the Amended and Restated 1997 Stock Option Plan to add the authority to issue and grant restricted stock.

For	7,960,396
Against	2,424,237
Abstain	25,959

The proposal was approved.

3.	To amend the Amended and Restated 1997 Stock Option Plan to change the name of the plan and extend the term of the plan.

For	9,383,954
Against	929,943
Abstain	96,695

The proposal was approved.

4.	To approve the reincorporation of the Company from California to Delaware.

For	3,889,362
Against	6,494,460
Abstain	26,770

The proposal was not approved.

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 7th day of February 2007.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and
Chief Financial Officer