Form 10-Q
period 2007-03-31
OSI SYSTEMS INC
filed 2007-05-08
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 4, 2007, there were 16,980,202 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30, 2006	March 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$13,799	$18,787
Accounts receivable, net	119,419	120,134
Other receivables	4,495	4,811
Inventories	120,604	121,702
Deferred income taxes	13,752	24,475
Prepaid expenses and other current assets	11,230	16,176

Total current assets	283,299	306,085
Property and equipment, net	42,521	47,524
Goodwill	29,066	45,927
Intangible assets, net	44,046	28,826
Other assets	4,141	4,427

Total assets	$403,073	$432,789

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$10,857	$16,358
Current portion of long-term debt	1,251	5,578
Accounts payable	54,282	57,102
Accrued payroll and related expenses	14,244	14,808
Deferred income taxes	2,186	2,530
Advances from customers	2,961	7,416
Accrued warranties	7,224	7,239
Deferred revenue	9,314	8,306
Other accrued expenses and current liabilities	18,824	17,821

Total current liabilities	121,143	137,158
Long-term debt	5,483	26,965
Deferred rent	5,379	5,240
Accrued pension	2,280	2,006
Deferred income taxes	7,504	8,148
Other long-term liabilities	2,606	4,955

Total liabilities	144,395	184,472

Minority interest	9,731	9,723
Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Preferred stock, no par value – authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 100,000,000 shares; issued and outstanding, 16,598,361 and 16,973,202 shares at June 30, 2006 and March 31, 2007, respectively	193,698	203,450
Retained earnings	50,208	27,019
Accumulated other comprehensive income	5,041	8,125

Total shareholders’ equity	248,947	238,594

Total liabilities and shareholders’ equity	$403,073	$432,789

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2007	2006	2007
Revenues	$108,092	$126,498	$327,100	$379,485
Cost of goods sold	65,019	82,562	201,932	257,772

Gross profit	43,073	43,936	125,168	121,713
Operating expenses:
Selling, general and administrative	33,805	36,199	100,738	110,531
Research and development	8,851	11,390	26,281	33,424
Impairment, restructuring, and other charges	—	2,226	800	23,769
Other operating expenses	51	110	624	658

Total operating expenses	42,707	49,925	128,443	168,382

Income (loss) from operations	366	(5,989)	(3,275)	(46,669)
Other income (expense):
Interest expense	(236)	(1,239)	(1,186)	(3,520)
Interest income	91	85	180	322
Other	—	15,772	349	15,772

Income (loss) before provision for income taxes and minority interest	221	8,629	(3,932)	(34,095)
Provision (benefit) for income taxes	(820)	3,678	(1,816)	(11,607)

Income (loss) before minority interest	1,041	4,951	(2,116)	(22,488)
Minority interest	(30)	(1,338)	(976)	(553)

Net income (loss)	$1,011	$3,613	$(3,092)	$(23,041)

Earnings (loss) per share:
Basic	$0.06	$0.21	$(0.19)	$(1.37)

Diluted	$0.06	$0.21	$(0.20)	$(1.37)

Shares used in per share calculation:
Basic	16,438	16,920	16,326	16,779

Diluted	16,766	17,237	16,326	16,779

See accompanying notes to consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(3,092)	$(23,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,985	13,960
Settlement of Spacelabs purchase price dispute	—	(15,000)
Stock based compensation expense	4,083	4,187
Minority interest in net income of subsidiary	976	553
Equity in undistributed earnings (losses) of unconsolidated affiliates	(288)	499
Deferred income taxes	(2,124)	(13,245)
Impairment of long-lived assets	447	21,543
In-process research and development	—	561
Other	(287)	156
Changes in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(12,001)	5,831
Other receivables	(3,681)	257
Inventories	(10,417)	2,627
Prepaid expenses and other current assets	(1,036)	(2,778)
Accounts payable	2,174	(583)
Accrued payroll and related expenses	257	427
Advances from customers	7,068	4,491
Accrued warranties	279	(68)
Deferred revenue	650	(2,101)
Other accrued expenses and current liabilities	(4,405)	(6,505)

Net cash used in operating activities	(11,412)	(8,229)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	205
Acquisition of property and equipment	(10,672)	(10,825)
Proceeds from sale of marketable securities	921	147
Purchase of investments and marketable securities	(599)	27
Cash paid for business acquisitions, net of cash acquired	(311)	(23,432)
Settlement of Spacelabs purchase price dispute	—	15,000
Intangible and other assets	(310)	(1,675)

Net cash used in investing activities	(10,971)	(20,553)

Cash flows from financing activities:
Net proceeds (payments) from bank lines of credit	(11,866)	5,478
Net proceeds from long-term debt	1,434	22,159
Net proceeds (payments) on capital lease obligations	(229)	1,583
Proceeds from exercise of stock options, warrants and employee stock purchase plan	3,786	5,404
Proceeds from issuance of subsidiary stock	26,270	—

Net cash provided by financing activities	19,395	34,624

Effect of exchange rate changes on cash	1,462	(854)

Net increase (decrease) in cash and cash equivalents	(1,526)	4,988
Cash and cash equivalents-beginning of year	14,623	13,799

Cash and cash equivalents-end of year	$13,097	$18,787

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,155	$3,513
Cash paid for income taxes	$2,370	$3,212

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

The Company’s Security division designs, manufactures and markets security and inspection systems worldwide to end users primarily under the “Rapiscan Systems” trade name. Rapiscan Systems products are used for the non-intrusive inspection of baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband and to screen people. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems products fall into four categories: baggage and parcel inspection, cargo and vehicle inspection, hold (checked) baggage screening and people screening.

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

Basis of Presentation

The consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared by the Company, without audit, pursuant to Financial Accounting Principles Board (“FASB”) Opinion No. 28, “Interim Financial Reporting” and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Securities and Exchange Commission on September 22, 2006. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current year’s presentation.

Spacelabs Healthcare Public Offering

In October 2005, Spacelabs Healthcare, Inc., a subsidiary comprising the business operations of the Company’s Healthcare division, completed an initial public offering of approximately 20% of its total issued and outstanding common stock. The Spacelabs Healthcare shares trade under the ticker symbol “SLAB” on the AIM (formerly known as the Alternative Investment Market), a stock market administered by the London Stock Exchange. As a result of the initial public offering, the Company recorded minority interest in Spacelabs Healthcare of $7.6 million, representing approximately 20% of Spacelabs Healthcare’s issued and outstanding shares. The Company treated the initial public offering as a capital transaction in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 51 “Accounting for Sales of Stock of a Subsidiary.” The offering resulted in $26.3 million in proceeds, net of expenses.

During the third quarter of fiscal year 2007, the Company repurchased 575,000 shares of common stock of Spacelabs Healthcare in the open market for $1.1 million. The repurchase of shares of Spacelabs Healthcare resulted in an increase in goodwill in the amount of $0.7 million, representing the excess cost over the underlying book value of the shares, and in a decrease in the Company’s minority interest from approximately 20% to approximately 19%.

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

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If an impairment does exist, the Company measures the impairment loss and records it based on the discounted estimate of future cash flows. In estimating future cash flows, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. The Company’s estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors.

During the second quarter ended December 31, 2006, the Company recognized non-cash impairment charges totaling $21.5 million relating to software development costs, core technology, developed technology, customer relationships/backlog and fixed assets. Of the $21.5 million impairment charge, the Company recognized $21.3 million within the Security division and $0.2 million within the Optoelectronics and Manufacturing division. See Note 5 for additional information about these impairment charges.

Derivative Instruments

The Company may, from time to time, purchase foreign exchange contracts in order to attempt to reduce foreign exchange transaction gains and losses, or enter into interest rate swaps. As of June 30, 2006, the Company had a $25.4 million foreign currency forward contract outstanding to buy British pounds in anticipation of the acquisition by Spacelabs Healthcare of the Del Mar Reynolds cardiac division of Ferraris Group PLC. Transaction gains during the year ended June 30, 2006, included a $0.5 million gain related to this contract. In July 2006, the Company completed the Del Mar Reynolds acquisition and the foreign currency forward contract settled, resulting in a loss related to this contract of $24,000 for the nine months ended March 31, 2007.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method. The Company excludes from the calculation of diluted earnings per share stock options and warrants with exercise prices greater than the average market price of the Company’s common stock because their effect would otherwise be anti-dilutive. Stock options and warrants to purchase a total of 337,500 and 1,472,705 shares of common stock for the three and nine months ended March 31, 2007, respectively, were not included in diluted earnings per share calculations because to do so would have been antidilutive. Stock options and warrants to purchase a total of 958,500 and 2,140,365 shares of common stock for the three and nine months ended March 31, 2006, were not included in diluted earnings per share calculations because to do so would have been antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months Ended March 31,		Nine months Ended March 31,
	2006	2007	2006	2007
Net income (loss)	$1,011	$3,613	$(3,092)	$(23,041)
Effect of dilutive interest in subsidiary stock	(33)	(64)	(198)	(27)

Income (loss) available to common shareholders	$978	$3,549	$(3,290)	$(23,068)

Weighted average shares outstanding – basic	16,438	16,920	16,326	16,779
Dilutive effect of stock options and warrants	328	317	—	—

Weighted average of shares outstanding – diluted	16,766	17,237	16,326	16,779

Basic earnings (loss) per share	$0.06	$0.21	$(0.19)	$(1.37)

Diluted earnings (loss) per share	$0.06	$0.21	$(0.20)	$(1.37)

Comprehensive Income

Comprehensive income (loss) is computed as follows (in thousands):

	Three months Ended March 31,		Nine months Ended March 31,
	2006	2007	2006	2007
Net income (loss)	$1,011	$3,613	$(3,092)	$(23,041)
Foreign currency translation adjustments	1,693	1,030	708	3,159
Minimum pension liability adjustment	—	(2)	—	(57)
Other	27	—	(81)	(26)

Comprehensive income (loss)	$2,731	$4,641	$(2,465)	$(19,965)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of SFAS No. 115,” (“SFAS 159”). SFAS No. 159 allows companies to elect to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been chosen are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, that this statement will have on its consolidated financial statements.

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

Contingent consideration of up to £5 million ($9.8 million at March 31, 2007) will be payable if Del Mar Reynolds achieves certain revenue targets during fiscal year 2007. The additional earn-out, if any, may be satisfied, at Spacelabs Healthcare’s discretion, either in cash or by the issuance of Spacelabs Healthcare common stock. As of March 31, 2007, no contingent consideration has been earned. This acquisition expands the portfolio of products that the Company’s Healthcare division offers to the hospital market with the addition of cardiac monitoring systems. Del Mar Reynolds also offers a core laboratory business that provides clinical trial services to pharmaceutical companies and to clinical research organizations.

The results of operations for Del Mar Reynolds have been included in the consolidated financial statements as of the date of acquisition. The total cost of the acquisition, excluding the potential earn-out, was as follows (in thousands):

Cash paid for common stock	$25,879
Less refund pursuant to working capital adjustment	(1,694)
Less receivable pursuant to 13-month revenue and earnings adjustment	(1,872)
Direct costs	814

Total purchase price	$23,127

The Company has based the preliminary allocation of the purchase price on an estimate of fair values of the assets acquired and the liabilities assumed. The final determination of the allocation of the purchase price is pending the final assessment of a third party’s valuation of the assets acquired and liabilities assumed. The finalization of the purchase price allocation may result in asset fair values and liabilities assumed that differ from the preliminary estimates of these amounts. As of March 31, 2007, the preliminary purchase price allocation was as follows (in thousands):

In-process research and development costs acquired	$561
Identifiable intangible assets acquired	7,567
Goodwill	15,222
Net liabilities acquired	(223)

$23,127

A history of operating margins and profitability, a strong scientific employee base and operations in an attractive market niche were among the factors that contributed to a purchase price resulting in the recognition of goodwill. In-process research and development costs acquired were expensed during the nine months ended March 31, 2007, and are included in other operating expenses. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative future use.

As part of the integration of these business operations, for the three months and the nine months ended March 31, 2007, the Company established reserves of $0.8 million and $2.4 million, respectively, for the termination and relocation of certain employees to other sites as well as legal and accounting fees (in thousands):

Employee severance	$670
Relocation costs	230
Legal and accounting fees	29
Rent and lease obligations	1,490

$2,419

During the nine months ended March 31, 2007, the Company paid $0.8 million in connection with severance charges, relocation costs and rent obligations. At March 31, 2007, the remaining reserve amounted to $1.6 million and is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2006	March 31, 2007
Accounts receivable
Trade receivables	$118,129	$121,131
Receivables related to long term contracts – unbilled costs and accrued profit on progress completed	4,286	2,233

Total	122,415	123,364
Less: allowance for doubtful accounts	(2,996)	(3,230)

Accounts receivable, net	$119,419	$120,134

Inventories, net
Raw materials	$63,785	$76,735
Work-in-process	29,961	22,999
Finished goods	26,858	21,968

Total	$120,604	$121,702

Property and equipment, net
Land	$5,899	$6,172
Buildings and leasehold improvements	14,436	15,963
Equipment and tooling	40,437	43,885
Furniture and fixtures	4,140	5,054
Computer equipment	15,619	22,102
ERP software	2,455	2,433

Total	82,986	95,609
Less: accumulated depreciation and amortization	(40,465)	(48,085)

Property and equipment, net	$42,521	$47,524

The Company expects to bill and collect the receivables for unbilled costs and accrued profits at March 31, 2007 during the next twelve months.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine month period ended March 31, 2007 are as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated
Balance as of June 30, 2006	$16,732	$5,990	$6,344	$29,066
Goodwill acquired during the period	—	16,177	236	16,413
Foreign currency translation adjustment	189	259	—	448

Balance as of March 31, 2007	$16,921	$22,426	$6,580	$45,927

Intangible assets consisted of the following (in thousands):

		June 30, 2006			March 31, 2007
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	3 years	$3,271	$1,480	$1,791	$3,610	$1,749	$1,861
Patents	10 years	420	215	205	422	248	174
Core technology	10 years	9,289	1,159	8,130	2,642	567	2,075
Developed technology	12 years	27,573	4,589	22,984	14,854	3,328	11,526
Customer relationships/backlog	5 years	5,462	1,646	3,816	8,128	2,131	5,997

Total amortizable assets		46,015	9,089	36,926	29,656	8,023	21,633
Non-amortizable assets:
Trademarks		7,120	—	7,120	7,193	—	7,193

Total intangible assets		$53,135	$9,089	$44,046	$36,849	$8,023	$28,826

Amortization expense related to intangibles assets was $2.7 million and $3.3 million for the nine months ended March 31, 2006 and 2007 respectively. During the nine months ended March 31, 2007, the Company recorded an impairment charge for core technology of $5.9 million, developed technology of $14.5 million and customer relationships/backlog of $0.3 million. See Note 5 for additional information about these impairment charges. At March 31, 2007, the estimated future amortization expense was as follows (in thousands):

2007 (remaining 3 months)	$893
2008	3,486
2009	3,114
2010	2,759
2011	2,678
2012	2,596
2013 and thereafter	6,107

Total	$21,633

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

During the first quarter of fiscal 2006 and the third quarter of fiscal 2007, the Company consolidated manufacturing processes and facilities of certain businesses. These consolidations resulted in pre-tax restructuring charges of $0.8 million and $2.2 million, respectively.

The following table summarizes the aforementioned impairment, restructuring and other charges (in thousands):

	Three months Ended March 31,		Nine months Ended March 31,
	2006	2007	2006	2007
Impairment of intangible assets:
Software development costs	$—	$—	$—	$169
Core technology	—	—	—	5,874
Developed technology	—	—	—	14,463
Customer relationships/backlog	—	—	—	280
Impairment of fixed assets	—	—	—	757
Restructuring charges	—	2,226	800	2,226

Total impairment and restructuring charges	—	2,226	800	23,769

Inventory charges	—	—	—	10,301

Total charges	$—	$2,226	$800	$34,070

6. Lines of Credit

In May 2005, the Company entered into a second amended and restated credit agreement with Bank of the West. The agreement provided for a $50 million senior revolving line-of-credit, including a letter-of-credit, foreign exchange facility and an acquisition credit facility, each of which were secured by substantially all of the assets of the Company’s U.S. subsidiaries and its stock ownership in two significant foreign subsidiaries. In October 2005, the Company entered into a first amendment to the second amended and restated credit agreement. As amended, the agreement included an asset–based credit facility of up to $50 million with revised financial covenants. In July 2006, in order to provide the Company’s Spacelabs Healthcare subsidiary with a separate line of credit, the Company bifurcated its arrangement with Bank of the West. In doing so, the Company entered into a third amended and restated credit agreement with Bank of the West. As amended, the agreement currently provides the Company a $35 million senior revolving line-of-credit, including a letter-of-credit and foreign exchange facility, each of which are secured by substantially all of the Company’s U.S. assets, including its ownership interest in Spacelabs Healthcare. Interest on the revolving loans is based, at the Company’s option, on either the bank’s prime rate plus up to 0.5%, or on the British Bankers Association Interest Settlement Rate for deposits in U.S. dollars, plus up to 2.5%. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing of this type. The agreement expires in July 2009. As of March 31, 2007, $10.5 million was outstanding under the revolving line-of-credit and $10.2 million was issued and outstanding under the letter-of-credit facility.

In connection with bifurcating the Company’s line-of-credit, Spacelabs Healthcare also entered into a credit agreement with Bank of the West. The agreement provides for a $10 million senior revolving line-of-credit, including a letter-of-credit and foreign exchange facility, and a $27.4 million term loan to fund the purchase of the Del Mar Reynolds cardiology division of Ferraris Group PLC. The agreement is secured by substantially all of the assets of the U.S. subsidiaries of the Company’s Healthcare division. Interest on the revolving loans is based, at Spacelabs Healthcare’s option, on either the bank’s prime rate, plus up to 0.5%, or on the British Bankers Association Interest Settlement Rate for deposits in U.S. dollars plus up to 2.5%. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing of this type. The agreement expires in July 2009. As of March 31, 2007, $5.8 million was outstanding under the revolving line-of-credit and $22.7 million was outstanding under the term loan.

As of March 31, 2007, several of the Company’s foreign subsidiaries maintained bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters of credit. The total amount of these credit facilities was $36.2 million with a total cash borrowing sub limit of $11.6 million, of which nothing was outstanding at March 31, 2007. The weighted average interest rate of these facilities was 6.8% at March 31, 2007. The Company has guaranteed these credit facilities.

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2006	March 31, 2007
Five-year term loan payable in quarterly installments of $908,000 with a balloon payment of $7.3 million on July 18, 2011 to pay the remaining balance. Interest is variable based on either one to three-month LIBOR plus 2.5% (7.88% at March 31, 2007) or the prime rate plus up to 0.5%	$—	$22,690
Twenty-year term loan payable in quarterly installments of £34,500 (approximately $68,000 at March 31, 2007) until paid in full on December 1, 2024. Interest is due quarterly at a rate of three-month LIBOR plus 1.2% (6.82% at March 31, 2007)	4,721	4,808
Capital leases	248	3,453
Other	1,765	1,592

	6,734	32,543
Less current portion of long-term debt	1,251	5,578

Long-term portion of debt	$5,483	$26,965

8. Stock-based Compensation

As of March 31, 2007, the Company maintained the following three significant stock option plans: (a) the 2006 Equity Participation Plan of OSI Systems, Inc. (the “OSI Plan”), (b) the 2005 Equity Participation Plan of Spacelabs Healthcare (the “Spacelabs Healthcare Plan”) and (c) the 2006 Equity Participation Plan of Rapiscan Systems Holdings, Inc. (the “Rapiscan Systems Plan”).

The Company recorded stock-based-compensation expense in accordance with SFAS No. 123(R) “Share-Based Payment” for the three months ended March 31, 2006 and 2007 of approximately $1.1 million and $1.0 million, respectively, net of tax and for the nine months ended March 31, 2006 and 2007 of approximately $3.0 million and $3.0 million, respectively, net of tax. The income tax benefit related to such compensation for the three months ended March 31, 2006 and 2007 was approximately $0.4 million and $0.4 million, respectively and for the nine months ended March 31, 2006 and 2007 was approximately $1.1 million and $1.1 million, respectively. The Company recorded stock-based compensation expense in the consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2007	2006	2007
Cost of goods sold	$221	$88	$330	$270
Selling, general and administrative	1,155	1,183	3,373	3,649
Research and development	165	91	380	268

	$1,541	$1,362	$4,083	$4,187

As of March 31, 2007, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted amounted to: $2.5 million under the OSI Plan, $1.2 million under the Spacelabs Healthcare Plan and $2.1 million under the Rapiscan Systems Plan. The Company expects to recognize these costs over a weighted-average period of 1.7 years with respect to the OSI Plan, 1.9 years with respect to the Spacelabs Healthcare Plan and 2.3 years with respect to the Rapiscan Systems Plan.

Employee Stock Purchase Plan

The Company maintains and administers an employee stock purchase plan under which it has reserved for issuance 500,000 shares of its common stock. Eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. The compensation expense associated with the this plan, included in the consolidated statement of operations for the nine month period ended March 31, 2007, was not material.

Stock Option Plans

OSI Plan – Under the OSI Plan, the Company is authorized to grant up to 3,350,000 shares of common stock in the form of incentive and nonqualified options or restricted stock to its directors and employees, including those of its subsidiaries. Under the plan, the exercise price of nonqualified options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. The exercise price of incentive stock options may not be less than the fair market value of the Company’s common stock at the date of grant. The exercise price of incentive stock options granted to individuals who own more than 10% of the Company’s voting stock may not be less than 110% of the fair market value of the Company’s common stock on the date of grant. Restricted stock may be issued at such price, if any, and may be made subject to such conditions (including time vesting or satisfaction of performance milestones) as may be determined by the administrator of the OSI Plan. Restricted stock may be repurchased and/or cancelled by the Company if such conditions do not materialize. In general, restricted stock may not be sold, or otherwise hypothecated or transferred, until the vesting restrictions applicable to such shares are removed or expire.

As of March 31, 2007, the Company had not made any grants of restricted stock under the OSI Plan. The Company estimates the fair value of each option award under the OSI Plan as of the date of grant using the Black-Scholes options pricing model utilizing assumptions detailed in the table below. The Company bases expected volatilities on a blend of historical volatilities of the Company’s common stock and implied volatilities of its publicly traded options, as more fully explained below. The expected-life-utilized represents the weighted-average period of time that options granted are expected to be outstanding, giving consideration to vesting periods and historical exercise patterns. The risk-free rate utilized is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected life of the option.

The Company determined the fair value of options issued under the OSI Plan as of the date of the grant, using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2007	2006	2007
Expected dividend	0%	—	0%	0%
Risk-free interest rate	4.4%	—	4.5%	4.9%
Expected volatility	39.4%	—	43.0%	42.3%
Expected life (in years)	3.7	—	3.7	3.9

The following table summarizes stock option activity under the OSI Plan during the nine months ended March 31, 2007:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2006	1,778,678	$17.93
Granted	149,500	18.28
Exercised	(297,371)	14.23
Expired or cancelled	(178,713)	19.13

Outstanding at March 31, 2007	1,452,094	$18.57	2.5	$11,418

Exercisable at March 31, 2007	821,148	$18.42	1.8	$6,583

The Company did not grant any stock options under the OSI Plan during the three months ended March 31, 2007. The weighted-average fair-value of stock options granted under the OSI Plan was $7.13 for the nine months ended March 31, 2007. It was $6.90 for the three months ended March 31, 2006 and $7.02 for the nine months ended March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $1.0 million and $2.3 million for the nine months ended March 31, 2007. The total intrinsic value of options exercised was $0.8 million for the three months ended March 31, 2006 and $1.4 million for the nine months ended March 31, 2006.

Additional information relating to the OSI Plan at March 31, 2007 is as follows:

Options exercisable	821,148
Options and restricted stock available for grant	546,784
Total shares reserved for stock option plan	3,350,000

Spacelabs Healthcare Plan – The Company established the Spacelabs Healthcare Plan in October 2005 and authorized the grant of options to purchase up to 10,000,000 shares of Spacelabs Healthcare common stock. Under the Spacelabs Healthcare Plan, Spacelabs Healthcare may grant to employees, including those of its subsidiaries, consultants and to the non-employee directors of Spacelabs Healthcare, nonqualified options to purchase shares of the Spacelabs Healthcare common stock.

The Company estimates the fair value of each option award under the Spacelabs Healthcare Plan as of the date of grant using a Black-Scholes option pricing model utilizing assumptions detailed in the table below. The Company bases expected volatilities on the historical volatilities of the publicly traded common stock of a select peer group of companies that are similar to Spacelabs Healthcare. The Company has determined the expected term assumption under the “Simplified Method” as defined in SAB No. 107 “Share-Based Payment,” (“SAB 107”) as it lacks historical data and is unable to make reasonable estimates regarding future exercise patterns. The risk-free rate utilized is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The Company has determined the fair value of options issued under the Spacelabs Healthcare Plan as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2007	2006	2007
Expected dividend	0%	—	0%	0%
Risk-free interest rate	4.6%	—	4.5%	4.5%
Expected volatility	40.3%	—	46.3%	37.8%
Expected life (in years)	3.6	—	3.6	3.6

The following table summarizes stock option activity under the Spacelabs Healthcare Plan during the nine months ended March 31, 2007:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding—June 30, 2006	5,474,119	$1.37
Granted	997,200	2.11
Exercised	(196,116)	1.12
Canceled	(300,315)	1.40

Outstanding at March 31, 2007	5,974,888	$1.50	2.9	$1,128

Exercisable at March 31, 2007	2,083,000	$1.26	2.4	$1,128

The Company did not grant any stock options under the 2005 Spacelabs Healthcare Plan during the three months ended March 31, 2007. The per-share weighted-average grant-date fair value of stock options granted under the 2005 Spacelabs Healthcare Plan was $0.72 for nine months ended March 31, 2007. It was $0.88 for the three months ended March 31, 2006 and $1.04 for the nine months ended March 31, 2006. The total intrinsic value of options exercised was $2,680 for the three months ended March 31, 2007 and $243,540 for the nine months ended March 31, 2007. No option holders under the 2005 Spacelabs Healthcare Plan exercised their options during the three months ended March 31, 2006.

Additional information relating to the Spacelabs Healthcare Plan at March 31, 2007 is as follows:

Options exercisable	2,083,000
Options available for grant	3,933,998
Total shares reserved for stock option plan	10,000,000

Rapiscan Systems Plan – The Company established the Rapiscan Systems Plan in January 2006 and authorized the grant of options to purchase up to 10,000,000 shares of Rapiscan Systems Holdings common stock. Under the Rapiscan Systems Plan, Rapiscan Systems Holdings may grant to employees, including those of its subsidiaries, consultants and to the non-employee directors of Rapiscan Systems Holdings, incentive or nonqualified options to purchase shares of the Rapiscan Systems Holdings common stock.

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

The Company has determined the fair value of the options issued under the Rapiscan Systems Plan as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2007	2006	2007
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	4.6%	4.8%	4.6%	4.7%
Expected volatility	43.4%	37.2%	43.4%	37.3%
Expected life (in years)	3.6	3.6	3.6	3.6

The following table summarizes stock option activity under the Rapiscan Systems Plan during the nine months ended March 31, 2007:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2006	5,048,000	$1.42	—	—
Granted	2,602,500	1.53	—	—
Exercised	—	—	—	—
Expired or cancelled	(55,000)	1.40	—	—

Outstanding at March 31, 2007	7,595,500	$1.46	4.2	$0.00

Exercisable at March 31, 2007	950,750	$1.40	3.9	$0.00

The per-share weighted-average grant-date fair value of stock options granted under the 2006 Rapiscan Systems Plan was $0.35 for the three months ended March 31, 2007 and $0.43 for the nine months ended March 31, 2007. It was $0.39 for the three months ended March 31, 2006. The Company made no grants under this plan prior to such periods. There were no options exercises under the 2006 Rapiscan Systems Plan during the three months ended March 31, 2007.

Additional information relating to the Rapiscan Systems Plan at March 31, 2007 is as follows:

Options exercisable	950,750
Options available for grant	2,404,500
Total reserved common stock shares for stock option plan	10,000,000

9. Retirement Benefit Plans

The Company has a defined benefit plan for certain employees located in the United Kingdom. The benefits under this plan are based on years of service and an employee’s highest twelve months’ compensation during the last five years of employment. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2007	2006	2007
Service cost	$9	$9	$32	$26
Interest cost	41	55	133	164
Expected return on plan assets	(29)	(47)	(91)	(141)
Amortization of net loss	26	26	89	79

Net periodic pension expense	$47	$43	$163	$128

For the nine months ended March 31, 2007, the Company made contributions of $119,000 to this pension plan.

10. Commitments and Contingencies

Legal Proceedings

In March 2004, the Company completed the acquisition from Instrumentarium Corporation, now a subsidiary of General Electric Company (“GE”), of certain capital stock and assets constituting substantially all of the business operations of Spacelabs Medical. The acquisition price was approximately $47.9 million in cash (net of cash acquired), including acquisition costs. In June 2004, the Company notified GE of a working capital and retention bonus adjustment resulting in what the Company believed to be a downward adjustment of the purchase price. In September 2004, GE responded that it disagreed with the Company’s calculation of the purchase price adjustment. In March 2007, the dispute was resolved and the Company received $15 million from GE which has been recorded as other income in the Consolidated Statements of Operations for the three and nine months ended March 31, 2007.

In November 2002, L-3 Communications Corporation (“L-3”) brought suit against the Company seeking a declaratory judgment that L-3 had not breached its obligations to the Company concerning the acquisition of PerkinElmer’s Security Detection Systems Business. The Company asserted counterclaims against L-3 for, among other things, fraud and breach of fiduciary duty. On May 24, 2006, the jury in the case returned a verdict in the Company’s favor and awarded $125 million in damages. The jury found that L-3 had breached its fiduciary duty to the Company and had committed fraud. L-3 has filed a notice of its appeal of the judgment.

In February 2005, Electromedica, a Greek distribution company, filed an action in the courts of Greece claiming that Spacelabs Medical orally agreed to appoint Electromedica as Spacelabs’ exclusive Greek distributor, but failed to do so. Electromedica claims that it incurred significant expenses as a result of Spacelabs’ actions. In March 2007, the matter settled and the Company paid approximately $0.1 million to Electromedica.

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

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company has not accrued for loss contingencies relating to legal proceedings that have been previously disclosed in its quarterly and annual reports because it believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s results of operations, financial position and/or liquidity could be material.

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with the following acquisitions, the Company may be obligated to make additional payments.

In August 2002, the Company purchased a minority equity interest in CXR Limited, a United Kingdom-based research and development company that develops real time tomography systems. In June 2004, the Company increased its equity interest in CXR to approximately 75% and in December 2004, the Company acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, the Company agreed to make certain royalty payments based on sales of CXR’s products. As of March 31, 2007, no royalty payments have been earned.

In November 2002, the Company acquired all the outstanding capital stock of Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based company, for its advanced inspection systems for aviation security, port and border inspection and counter-terrorism. Consideration paid for the acquisition consisted of a combination of the Company’s common stock and cash of approximately $10.4 million, including professional fees associated with the acquisition. In addition, during the five years following the close, contingent consideration is payable based on the sales of certain of its products. The contingent consideration is capped at $34.0 million. As of March 31, 2007, no contingent consideration has been earned.

In January 2004, the Company acquired Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately-held company located in Sunnyvale, California. Consideration for the acquisition consisted of an initial cash payment of approximately $17.6 million (net of cash acquired), including acquisition costs. Furthermore, during the seven years following the close, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of March 31, 2007, no contingent consideration has been earned.

In February 2005, the Company acquired Blease Medical Holdings Limited and certain affiliated companies for approximately $9.3 million in cash (net of cash acquired), including acquisition costs. Furthermore, during the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $12.3 million as of March 31, 2007). As of March 31, 2007, no contingent consideration has been earned.

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

The following table presents changes in warranty provisions (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2006	2007	2006	2007
Balance at beginning of period	$6,761	$7,380	$6,641	$7,224
Additions	1,798	652	4,566	2,585
Increase as a result of acquisitions	—	—	—	439
Reductions for warranty repair costs	(1,653)	(793)	(4,301)	(3,009)

Balance at end of period	$6,906	$7,239	$6,906	$7,239

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

The following table presents segment information (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2006	2007	2006	2007
Revenues - by Segment:
Security division	$36,446	$45,044	$93,787	$130,479
Healthcare division	49,429	53,671	161,799	164,639
Optoelectronics and Manufacturing division, including intersegment revenues	29,689	37,200	88,593	111,068
Intersegment revenues elimination	(7,472)	(9,417)	(17,079)	(26,701)

Total	$108,092	$126,498	$327,100	$379,485

Revenues - by Geography:
North America	$83,803	$87,181	$248,001	$250,708
Europe	23,795	32,351	69,273	109,650
Asia	7,966	16,383	26,905	45,828
Intersegment revenues elimination	(7,472)	(9,417)	(17,079)	(26,701)

Total	$108,092	$126,498	$327,100	$379,485

Operating income (loss) - by Segment:
Security division (1)	$1,230	$527	$(2,614)	$(31,284)
Healthcare division (2)	1,063	(3,381)	8,159	(8,994)
Optoelectronics and Manufacturing division (3)	3,608	547	7,391	7,279
Corporate	(5,293)	(3,291)	(16,002)	(13,436)
Eliminations	(242)	(391)	(209)	(234)

Total	$366	$(5,989)	$(3,275)	$(46,669)

	June 30, 2006	March 31, 2007
Assets - by Segment:
Security division	$168,987	$152,414
Healthcare division	148,858	165,528
Optoelectronics and Manufacturing division	73,793	83,586
Corporate	15,124	33,854
Eliminations (4)	(3,689)	(2,593)

Total	$403,073	$432,789

(1)	Operating losses for the nine months ended March 31, 2007, include $21.3 million of impairment charges and $9.9 million of inventory charges related to the Company’s global review of its operations and the value of certain product lines. In addition, for the three months and nine months ended March 31, 2007, operating results include $0.5 million of restructuring charges.
(2)	Operating losses for the three months and nine months ended March 31, 2007, include $1.3 million of restructuring charges.
(3)	Operating income for the nine months ended March 31, 2007, includes $0.2 million of impairment charges and $0.4 million of inventory charges related to the Company’s global review of its operations and the value of certain product lines. In addition, for the three months and nine months ended March 31, 2007, operating income includes $0.4 million of restructuring charges.

(4)	Eliminations primarily reflect the elimination of intercompany inventory profit not-yet-realized. This profit will be realized when inventory is shipped to the Security and Healthcare divisions’ external customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2006. As of March 31, 2007, our critical accounting policies had not changed from those at June 30, 2006, other than the addition of Impairment of Long-Lives Assets as described below.

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

During the second quarter ended December 31, 2006, we recognized non-cash impairment charges totaling $21.5 million relating to software development costs, core technology, developed technology, customer relationships/backlog and fixed assets. Of the $21.5 million impairment charge, we recognized $21.3 million within the Security division and $0.2 million within the Optoelectronics and Manufacturing division. See Note 5 to the consolidated financial statements for additional information about these impairment charges.

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

Security Division. Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. federal, state and local government agencies as well as to foreign governments. These products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 35% of our total consolidated revenues for the nine months ended March 31, 2007 and 29% for the nine months ended March 31, 2006.

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

Healthcare Division. Through our Healthcare division, we design, manufacture and market medical monitoring and anesthesia systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 43% our total consolidated revenues for the nine months ended March 31, 2007 and 49% for the nine months ended March 31, 2006.

The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing medical monitoring and anesthesia products on the basis of product performance, functionality, value and service. We also believe that price has become an important factor in hospital purchasing decisions because of pressures they are facing to cut costs.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. Revenues from our Optoelectronics and Manufacturing division accounted for approximately 22% of our total consolidated revenues for the nine months ended March 31, 2007 and 2006.

Despite the overall growth in revenues that we experienced, our operating losses for the nine months ended March 31, 2007, grew in comparison to the prior year period, primarily as a result of: (i) lower sales of patient monitors in North America by our Healthcare division (such monitors generally carry a higher gross margin than many of our other products), (ii) a $21.5 million charge associated with the impairment of certain intangible and fixed assets, (iii) the recordation of $10.3 million of inventory charges following a review of our product portfolio, (iv) $2.2 million of restructuring charges related to the consolidation of several manufacturing processes and facilities among each of our three operating divisions, (v) a $0.6 million charge for in-process research and development related to our acquisition of Del Mar Reynolds, and (vi) cost overruns in certain long-term contracts for weapons simulation systems sold by our Optoelectronics and Manufacturing division.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

Net Revenues

The table below and the discussion that follows are based upon the way we analyze our business. See Note 11 to the Consolidated Financial Statements for additional information about our business segments.

(in millions)	Q3 2006	% of Net Sales	Q3 2007	% of Net Sales	$ Change	% Change
Security division	$36.4	34%	$45.0	35%	$8.6	24%
Healthcare division	49.4	46%	53.7	42%	4.3	9%
Optoelectronics and Manufacturing division	29.7	27%	37.2	30%	7.5	25%
Intersegment revenues	(7.4)	(7)%	(9.4)	(7)%	(2.0)	27%

Total revenues	$108.1		$126.5		$18.4	17%

Net revenues for the three months ended March 31, 2007, increased $18.4 million, or 17%, to $126.5 million from $108.1 million for the comparable prior-year period.

Revenues for the Security division for the three months ended March 31, 2007, increased $8.6 million, or 24%, to $45.0 million, from $36.4 million for the comparable prior-year period. The increase was primarily attributable to a $6.3 million, or 23%, increase in sales of baggage and parcel inspection and people screening systems, and a $2.3 million, or 25%, increase in sales of cargo and vehicle inspection systems.

Revenues for the Healthcare division for the three months ended March 31, 2007, increased $4.3 million, or 9%, to $53.7 million, from $49.4 million for the comparable prior-year period. The increase was primarily attributable to the inclusion of revenues from Del Mar Reynolds totaling approximately $8.0 million, a business that we acquired in July 2006, partially offset by reduced patient monitoring sales of $1.4 million, primarily in North America as well as lower anesthesia delivery sales of approximately $1.0 million.

Revenues for the Optoelectronics and Manufacturing division for the three months ended March 31, 2007, increased $7.5 million, or 25%, to $37.2 million, from $29.7 million for the comparable prior-year period. The increase was primarily attributable to higher commercial optoelectronic and contract manufacturing sales. In addition, for the three months ended March 31, 2007, the division recorded intersegment sales of $9.4 million, compared to $7.4 million in the comparable prior-year period. Such sales are eliminated in consolidation.

Gross Profit

(in millions)	Q3 2006	% of Net Sales	Q3 2007	% of Net Sales
Gross profit	$43.1	39.9%	$43.9	34.7%

Gross profit increased $0.8 million, or 2%, to $43.9 million for the three months ended March 31, 2007, from $43.1 million for the comparable prior-year period. The gross profit margin decreased to 34.7%, from 39.9% over the same period. The decline in gross margin was attributable to: (i) lower gross margins within our Security division due primarily to product mix; (ii) reduced patient monitoring systems sales by our Healthcare division (such monitors generally carry higher gross margins than many of our other products); (iii) growth in sales of commercial optoelectronic products and contract manufacturing services by our Optoelectronic and Manufacturing division (such products and services generally carry lower gross margins than the products and services of the other divisions); and (iv) cost overruns on certain long-term contracts for weapons simulation systems sold by our Optoelectronics and Manufacturing division.

Operating Expenses

(in millions)	Q3 2006	% of Net Sales	Q3 2007	% of Net Sales	$ Change	% Change
Selling, general and administrative	$33.8	31.3%	$36.2	28.6%	$2.4	7%
Research and development	8.9	8.2%	11.4	9.0%	2.5	28%
Impairment, restructuring, and other charges	—	—%	2.2	1.7%	2.2	NM
Other	—	—%	0.1	0.1%	0.1	NM

Total operating expenses	$42.7	39.5%	$49.9	39.4%	$7.2	17%

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended March 31, 2007, SG&A expenses increased by $2.4 million, or 7%, to $36.2 million, from $33.8 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses for the three months ended March 31, 2007 decreased to 28.6%, from 31.3% for the comparable prior-year period. The increase in SG&A expenses during the three months ended March 31, 2007, was primarily attributable to: (i) approximately $2.0 million in support of Del Mar Reynolds, a business that we acquired in July 2006 and (ii) an increase of $1.8 million in general sales and administrative support costs to support the growth in the Optoelectronic and Manufacturing divisions, partially offset by a $2.1 million reduction in legal expenses due to lower litigation activities.

Research and development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended March 31, 2007, such expenses increased $2.5 million, or 28%, to $11.4 million, from $8.9 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 9.0% for the three months ended March 31, 2007, compared to 8.2% for the comparable prior-year period. The increase in research and development expenses for the three month period ended March 31, 2007 was primarily attributable to: (i) $1.0 million in support of Del Mar Reynolds, a business that we acquired in July 2006, (ii) $0.8 million in support of next generation products in our Healthcare division, and (iii) increased investment by our Security division of $0.8 million, primarily to support new hold (checked) baggage screening products.

Impairment, restructuring, and other charges. During the three months ended March 31, 2007, in connection with our company-wide review of our global operations, we incurred $2.2 million in restructuring charges. These charges related to the recording of $0.5 million of charges in the Security division for severance, lease and manufacturing relocation costs, $1.3 million of charges in our Healthcare division for the restructuring of certain operations in the U.S. and Europe, including severance costs and the closure of certain facilities, and $0.4 million of charges in our Optoelectronics and Manufacturing division for severance, lease and manufacturing relocation costs.

Other Income and Expenses

(in millions)	Q3 2006	% of Net Sales	Q3 2007	% of Net Sales	$ Change	% Change
Interest expense	$0.3	0.3%	$1.3	1.0%	$1.0	333%
Interest (income)	(0.1)	(0.1)%	(0.1)	(0.1)%	—	—%
Other (income) / expense	—	—%	(15.8)	(12.4)%	(15.8)	NM

Total other income and expense	$0.2	0.2%	$(14.6)	(11.5)%	$(14.8)	NM

Interest expense. For the three months ended March 31, 2007, we incurred interest expense of $1.3 million, compared to $0.3 million for the comparable prior-year period. The increase in interest expense was primarily attributable to increased borrowings associated with the acquisition of Del Mar Reynolds in July 2006 and working capital requirements.

Other (income) / expense. During the three months ended March 31, 2007, other income includes the receipt of a $15 million payment from General Electric Corporation in settlement of a dispute regarding an adjustment of the purchase price associated with our acquisition Spacelabs Medical in March 2004, and a $0.8 million payment in settlement of a dispute with a competitor of our Optoelectronics and Manufacturing division.

Income taxes. For the three months ended March 31, 2007, our income tax expense was $3.7 million compared to a benefit $0.8 million for the comparable prior-year period. Our effective tax rate for the three months ended March 31, 2007 was 42.6%, compared to a benefit in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006.

Net Revenues

(in millions)	Q3 YTD 2006	% of Net Sales	Q3 YTD 2007	% of Net Sales	$ Change	% Change
Security	$93.8	29%	$130.5	35%	$36.7	39%
Healthcare	161.8	49%	164.6	43%	2.8	2%
Optoelectronics / Manufacturing	88.6	27%	111.1	29%	22.5	25%
Intersegment Revenues	(17.1)	(5)%	(26.7)	(7)%	(9.6)	56%

Total Revenues	$327.1		$379.5		$52.4	16%

Net revenues for the nine months ended March 31, 2007, increased $52.4 million, or 16%, to $379.5 million from $327.1 million for the comparable prior-year period.

Revenues for the Security division for the nine months ended March 31, 2007, increased $36.7 million, or 39%, to $130.5 million, from $93.8 million for the comparable prior-year period. The increase was primarily attributable to a $23.6 million, or 31%, increase in sales of baggage and parcel inspection and people screening systems, and a $13.1 million, or 74%, increase in sales of cargo and vehicle inspection systems.

Revenues for the Healthcare division for the nine months ended March 31, 2007, increased $2.8 million, or 2%, to $164.6 million, from $161.8 million for the comparable prior-year period. The increase was primarily attributable to the inclusion of $21.2 million of revenues from Del Mar Reynolds, a business that we acquired in July 2006, partially offset by lower patient monitoring sales of $13.4 million and lower anesthesia delivery sales of approximately $2.7 million.

Revenues for the Optoelectronics and Manufacturing division for the nine months ended March 31, 2006, increased $22.5 million, or 25%, to $111.1 million, from $88.6 million for the comparable prior-year period. The increase was primarily attributable to higher commercial optoelectronic sales, as well as to higher levels of contract manufacturing sales. In addition, for the nine months ended March 31, 2007, the division recorded intersegment sales of $26.7 million, compared to $17.1 million in the comparable prior-year period. Such sales are eliminated in consolidation.

Gross Profit

(in millions)	Q3 YTD 2006	% of Net Sales	Q3 YTD 2007	% of Net Sales
Gross profit	$125.2	38.3%	$121.7	32.1%

Gross profit decreased $3.5 million, or 3%, to $121.7 million for the nine months ended March 31, 2007, from $125.2 million for the comparable prior-year period. The gross profit margin decreased to 32.1%, from 38.3% over the same periods. This decrease was partially attributable to the recording of $10.3 million of inventory charges in the three months ended December 31, 2006, following a global review of operations during which we determined that certain finished goods inventory values primarily associated with cargo and vehicle inspection products developed by our Security division were impaired. These inventory charges reduced our gross margin by 2.7%. The decline in gross profit margin was also attributable to: (i) lower gross margins within in our Security division resulting from a change in the product mix in sales of baggage and parcel inspection and people screening systems; (ii) lower gross margins within our Security division resulting from sales of new types of cargo and vehicle inspection products that were sold at low gross margins, but which we expect to sell at higher gross margins when future repeat sales result in greater operating efficiencies; (iii) reduced patient monitoring systems sales by our Healthcare division (such sales generally carry higher gross margins than many of our other products); (v) growth in sales of commercial optoelectronic products and contract manufacturing services by our Optoelectronic and Manufacturing division (such products and services generally carry lower gross margins than the products and services of the other divisions); and (vi) cost overruns incurred during the performance of certain long-term contracts for the development and manufacture of weapons simulation systems by our Optoelectronics and Manufacturing division.

Operating Expenses

(in millions)	Q3 YTD 2006	% of Net Sales	Q3 YTD 2007	% of Net Sales	$ Change	% Change
Selling, general and administrative	$100.8	30.8%	$110.6	29.1%	$9.8	10%
Research and development	26.3	8.0%	32.8	8.7%	6.5	25%
Impairment, restructuring, and other charges	0.8	0.3%	23.8	6.3%	23.0	NM
Other	0.6	0.2%	1.2	0.3%	0.6	100%

Total operating expenses	$128.5	39.2%	$168.4	44.4%	$39.9	31%

Selling, general and administrative expenses. For the nine months ended March 31, 2007, SG&A expenses increased by $9.8 million, or 10%, to $110.6 million from $100.8 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses for the nine months ended March 31, 2007 decreased to 29.1%, from 30.8% in the comparable prior-year period. The increase in SG&A expenses in the nine months ended March 31, 2007, over the comparable prior-year period, was primarily attributable to: (i) approximately $10.2 million in increased Healthcare division spending primarily due to spending in support of Del Mar Reynolds, a business that we acquired in July 2006 and (ii) an increase of $2.9 million to support growth in the Optoelectronic and Manufacturing division. This increase in SG&A expenses was partially offset by (i) a $1.6 million net reduction due to a favorable foreign exchange gain of $0.3 in the nine months ended March 31, 2007, as compared to a foreign exchange loss of $1.3 million exchange loss in the comparable prior year period and (ii) a $2.2 million reduction in legal expenses.

Research and development. Research and development expenses include research related to new product development and product enhancement expenditures. For the nine months ended March 31, 2007, such expenses increased $6.5 million, or 25%, to $32.8 million, from $26.3 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 8.7% for the nine months ended March 31, 2007, compared to 8.0% for the comparable prior-year period. The increase in research and development expenses for the nine month period ended March 31, 2007 was primarily attributable to: (i) $4.4 million in increased Healthcare division spending, primarily due to costs incurred in support of Del Mar Reynolds (a business acquired in July 2006) and in support of next generation products and (ii) increased investment by our Security division of $2.9 million, primarily to support new hold baggage screening products; partially offset by a $0.7 million reduction in Optoelectronic and Manufacturing division spending.

Impairment, restructuring, and other charges. During the nine months ended March 31, 2007, as part of a global review of our operations, we assessed the value of certain technologies and product lines. As a result of this assessment, to date we have recorded charges of $34.0 million. This amount consists of (i) $21.5 million of asset impairment of certain identifiable intangible and fixed assets, (ii) $10.3 of inventory charges, primarily related to finished goods inventory, and (iii) $2.2 million for severance associated with headcount reductions, charges associated with office closures, early lease terminations and other charges associated with eliminating and consolidating manufacturing facilities.

Of the $21.5 million of impairment charges of intangible and fixed assets, $21.3 million was recorded within our Security division and $0.2 million was recorded within our Optoelectronics and Manufacturing division. Of the $10.3 million of inventory charges, $9.9 million was recorded within our Security division and $0.4 million was recorded within our Optoelectronics and Manufacturing division. Such inventory charges are reflected in cost of goods sold in our consolidated financial statements. Of the $2.2 million, $1.3 million was recorded within our Healthcare division, $0.5 million within our Security division and $0.4 within our Optoelectronics and Manufacturing division.

During the nine months ended March 31, 2006, we consolidated manufacturing processes and facilities of certain businesses. These consolidations resulted in a pre-tax restructuring charge of $0.8 million.

Other Income and Expenses

(in millions)	Q3 YTD 2006	% of Net Sales	Q3 YTD 2007	% of Net Sales	$ Change	% Change
Interest expense	$1.1	0.4%	$3.5	0.9%	$2.4	218%
Interest (income)	(0.2)	(0.1)%	(0.3)	(0.1)%	(0.1)	50%
Other (income) / expense	(0.3)	(0.1)%	(15.8)	(4.1)%	(15.5)	NM

Total other income and expense	$0.6	0.2%	$(12.6)	(3.3)%	$(13.2)	NM

Interest expense. For the nine months ended March 31, 2006, we incurred interest expense of $3.5 million, as compared to $1.1 million incurred for the comparable prior-year period. The increase in interest expense was primarily attributable to increases in our borrowings used to support our acquisition of Del Mar Reynolds in July 2006 and for working capital requirements.

Other (income) / expense. During the nine months ended March 31, 2007, other income includes the receipt of a $15 million payment from General Electric Corporation in settlement of a dispute regarding an adjustment of the purchase price associated with our acquisition of Spacelabs Medical in March 2004 and a $0.8 million payment in settlement of a dispute with a competitor of our Optoelectronics and Manufacturing division.

Income Taxes. For the nine months ended March 31, 2007, our income tax benefit was $11.6 million, compared to a tax benefit of $1.8 million for the comparable prior-year period. Our effective tax rate for the nine months ended March 31, 2007 was a benefit of 34.0%, compared to a benefit of 46.2% in the comparable prior-year period. Our benefit for income taxes depends on the mix of income (losses) from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $18.8 million at March 31, 2007, an increase of $5.0 million from $13.8 million at June 30, 2006.

Cash Used in Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income (loss), tax timing differences, and other items can significantly impact cash flows. Net cash used in operations for the nine months ended March 31, 2007 was $8.2 million, which was a $3.2 million improvement from the $11.4 million used in the comparable prior-year period. The $3.2 million improvement was due to better working capital management driven by management’s efforts to collect receivables on a more timely basis, reduce inventory levels and more consistently pay vendors within payment terms. These efforts resulted in a net change in operating assets and liabilities of $22.7 million during the current nine month-ended period. These improvements in working capital management were partially offset by an increase in net loss of $19.5 million during the nine months ended March 31, 2007 after giving consideration to various adjustments to the net losses for non-operating cash items including depreciation and amortization, stock-based compensation and deferred taxes for both periods, and charges for impairment of long-lived assets and the litigation settlements in the current period.

Cash Used in Investing Activities. Net cash used in investing activities was $20.6 million for the nine months ended March 31, 2007 compared to $11.0 million for the nine months ended March 31, 2006. Of this amount, $22.1 million was used to fund the acquisition of Del Mar Reynolds and $10.8 million was used for capital expenditures. We used $10.7 million for capital expenditures during the comparable prior-year period. In addition, during the nine months ended March 31, 2007, we settled a legal dispute related to the purchase price of Spacelabs Medical and received a cash settlement payment of $15.0 million.

Cash Provided by Financing Activities. Net cash provided by financing activities of $34.6 million primarily consisted of $26.0 million from increases in long-term debt used to fund the acquisition of Del Mar Reynolds, $5.5 million from our revolving lines-of-credit to fund operations and capital expenditures, and $5.4 million from the exercise of stock options and purchases of stock under our employee stock purchase plan. In the comparable prior-year period, net cash provided by financing activities of $19.4 million primarily consisted of $26.3 million from an initial public offering of approximately 20% of the total issued and outstanding common stock of our Spacelabs Healthcare, Inc. subsidiary on the AIM (formerly known as the Alternative Investment Market), a stock market administered by the London Stock Exchange. We used approximately $13.8 million of these proceeds to pay down our credit line with a U.S. bank.

Borrowings

Outstanding lines of credit and long-term debt totaled $48.9 million at March 31, 2007, an increase of $31.3 million from $17.6 million at June 30, 2006.

We maintain two revolving credit lines with a U.S. bank totaling $45 million, including letter-of-credit and foreign exchange facilities. Loans under these credit lines bear interest at either LIBOR plus up to 2.5% or at the bank’s prime rate plus up to 0.5%.

The credit lines are collateralized by substantially all of our U.S. assets. As of March 31, 2007, $16.3 million was outstanding under these credit lines and $10.2 million was outstanding under the letter-of-credit facilities. Our credit lines contain covenants limiting our ability to, among other things, incur additional debt, pay cash dividends, make investments or repurchase our stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, they contain certain financial covenants. In addition, in July 2006 we secured a $27.4 million term loan with the same U.S. bank to fund the acquisition of Del Mar Reynolds. As of March 31, 2007, $22.7 million was outstanding under this term loan.

As of March 31, 2007, several of our foreign subsidiaries maintained bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters of credit. The total amount of these credit facilities was $36.2 million with a total cash borrowing sub limit of $11.6 million, of which nothing was outstanding at March 31, 2007. The weighted average interest rate of these facilities was 6.8% at March 31, 2007. We have guaranteed these credit facilities.

Our long-term debt consisted of the following:

	June 30, 2006	March 31, 2007
Five-year term loan, payable in quarterly installments of $908,000, with a final balloon payment of $7.3 million due on July 18, 2011. Interest is variable based on either one to three-month LIBOR plus 2.5% (7.88% at March 31, 2007) or the prime rate plus up to 0.5%	$—	$22,690
Twenty-year term loan, payable in quarterly installments of £34,500 (approximately $68,000 at March 31, 2007) until paid in full on December 1, 2024. Interest is due quarterly at a rate of three-month LIBOR plus 1.2% (6.82% at March 31, 2007)	4,721	4,808
Capital leases	248	3,453
Other	1,765	1,592

	6,734	32,543
Less current portion of long-term debt	1,251	5,578

Long-term portion of debt	$5,483	$26,965

We anticipate that existing cash borrowing arrangements and future access to capital markets should be sufficient to meet our cash requirements for the foreseeable future. However, our future capital requirements and the adequacy of available funds will depend on many factors, including future business acquisitions, litigation, stock repurchases and levels of research and development spending.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we can repurchase up to 3,000,000 shares of our common stock. During the nine months ended March 31, 2007, we did not repurchase any shares under this program. As of March 31, 2007, 1,330,973 shares were available for additional repurchase under the program. We retire the treasury shares as they are repurchased and record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

Dividend Policy

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

Contractual Obligations

Under the terms and conditions of the purchase agreements associated with the following acquisitions, we may be obligated to make additional payments:

In August 2002, we purchased a minority equity interest in CXR Limited, a United Kingdom based research and development company that develops real time tomography systems. In June 2004, we increased our equity interest in CXR to approximately 75%

and in December 2004 we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, we have agreed to make certain royalty payments based on sales of CXR’s products. As of March 31, 2007, no royalty payments had been earned.

In November 2002, we acquired all of the outstanding capital stock of Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based company. During the five years following the close, contingent consideration is payable based on the sales of certain of its products. The contingent consideration is capped at $34.0 million. As of March 31, 2007, no earn-out payments had been earned.

In January 2004, we acquired Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately-held company located in Sunnyvale, California. During the seven years following the close, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of March 31, 2007, no earn out payments had been earned.

In February 2005, we acquired Blease Medical Holdings Limited and certain affiliated companies. During the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $12.3 million as of March 31, 2007). As of March 31, 2007, no earn-out payments had been earned.

In July 2006, we acquired Del Mar Reynolds. If Del Mar Reynolds achieves certain revenue targets during fiscal year 2007, contingent consideration of up to £5 million ($9.8 million at March 31, 2007) will be payable. The additional earn-out, if any, may be satisfied, at Spacelabs Healthcare’s discretion, either in cash or by the issuance of Spacelabs Healthcare common stock. As of March 31, 2007 no earn-out payments had been earned.

Off Balance Sheet Arrangements

As of March 31, 2007, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the three months ended March 31, 2007, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Singapore (Singapore dollars), Malaysia (Malaysian ringgits), United Kingdom (U.K. pounds sterling), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese renminbi), Canada (Canadian dollars) and Cyprus (Cypriot pounds). We maintain the accounts of our operations in each of the following countries in euros: Finland, France, Germany, Greece and Italy. We translate foreign currency financial statements into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which we translate at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, and exclude those resulting from translation of financial statements from income and accumulate them as a component of shareholders’ equity. A hypothetical 10% change in the relevant currency rates at March 31, 2007 would not have a material impact on our financial position or results of operations.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts and interest rate swaps. We purchase forward contracts to hedge foreign exchange exposure related to commitments to acquire inventory for sale and to reduce our exposure associated with acquisitions. We do not use the contracts for trading purposes. As of June 30, 2006, we had a $25.4 million foreign currency forward contract outstanding to buy U.K. pounds sterling in anticipation of the Del Mar Reynolds acquisition. In July 2006, we completed the Del Mar Reynolds acquisition and the foreign currency forward contract settled, resulting in a fiscal year 2007 loss of approximately $24,000 related to this contract. There were no foreign exchange contracts or interest rate swaps outstanding as of March 31, 2007.

Importance of International Markets

International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, wars and other forms of political instability. For the three and nine months ended March 31, 2007, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on our consolidated revenues and results of operations. Despite changes in monetary policy in Malaysia, including the de-pegging of the Malaysian ringgit to the U.S. dollar, we believe that our foreign currency exposure in Malaysia will not be significant in the foreseeable future. We continue to perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing in local currencies in many foreign business transactions, we are at risk with respect to foreign currency fluctuations.

Inflation

We do not believe that inflation had a material impact on our results of operations during fiscal year 2007.

Interest Rate Risk

We classify all highly liquid investments with maturity of three months or less as cash equivalents and record them in the balance sheet at fair value. Short-term investments comprise high-quality marketable securities.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rule 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized, and filed or submitted on a timely basis. Based upon this evaluation and due to material weaknesses existing in our internal controls as of June 30, 2006 (described below), which have not been fully remediated as of March 31, 2007 we have concluded that, as of March 31, 2007, our disclosure controls and procedures were ineffective.

(b)	Changes in Internal Control over Financial Reporting

As reported in Item 9A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 22, 2006, we determined that the following material weaknesses in internal control over financial reporting existed as of June 30, 2006:

1) In our testing of information technology controls, we determined that controls over systems change management, program development, end-user computing, and systems access and related monitoring were inadequately designed and implemented. In assessing these control deficiencies, we determined that there was an incomplete adoption of recognized industry standards resulting in the lack of a comprehensive internal control framework over information technology; we determined that there was a lack of adequate oversight by experienced managers knowledgeable and fully engaged with the design and implementation of effective information technology controls; we determined there was a lack of a comprehensive training program related to information technology controls supporting our internal controls over financial reporting; and we determined that the evaluation and testing of information technology controls was insufficient and was conducted by personnel who lacked the competency needed to fully evaluate this area; and

2) In our overall testing of internal controls, we determined that there was a weakness in the monitoring and oversight component of our control environment. We found that there was insufficient and inappropriate verification of the performance of certain review controls and inadequacies in the documentation supporting those controls. Although we did not identify an error in financial reporting as a result of these observations, we determined that a material weakness in our monitoring and oversight controls was evident. Therefore, we determined that the design and operation of our control environment did not sufficiently promote effective internal control over financial reporting.

During the nine months ended March 31, 2007, we dedicated substantial resources to strengthen our internal controls, including upgrading the talent and technical capabilities of individuals within the finance and IT functions through the hiring of experienced professionals from outside of the Company. In addition, we took the actions described below to address such material weaknesses. Given that our remediation efforts are still ongoing, these actions also serve as additional procedures and analyses to ensure that our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. We implemented the following measures:

•	Evaluated the adequacy of our personnel overseeing information technology controls and the testing of those controls;

•	Developed a training program for our personnel overseeing information technology controls and the testing of those controls;

•

Adopted a widely-recognized standard for information technology controls to supplement our existing internal control framework and evaluated and enhanced our existing processes and controls in adopting that standard; and

•

Evaluated and improved our information technology policies and procedures, specifically with regard to systems change management, program development, end-user computing, and access controls and related monitoring.

We are currently in the process of developing and implementing a global information technology strategic plan.

We have dedicated substantial resources and made significant progress with respect to remediating the material weaknesses described above and currently plan to remediate such items by June 30, 2007. Our management will continue to evaluate the effectiveness of our overall control environment and will continue to refine existing controls as they, in conjunction with the Audit Committee of our Board of Directors, Chief Executive Officer and Chief Financial Officer, consider necessary.

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

In March 2004, we completed the acquisition from Instrumentarium Corporation, now a subsidiary of General Electric Company (“GE”), of Spacelabs Medical. The acquisition price was approximately $47.9 million in cash (net of cash acquired), including acquisition costs. In June 2004, we notified GE of a working capital and retention bonus adjustment resulting in what we believed to be a downward adjustment of the purchase price. In September 2004, GE responded that it disagreed with our calculation of the purchase price adjustment. In March 2007, we settled this dispute. Under the terms of the settlement, we received a payment of $15 million.

In November 2002, L-3 Communications Corporation (“L-3”) brought suit against us in the District Court for the Southern District of New York seeking a declaratory judgment that L-3 had not breached its obligations to us concerning the acquisition of PerkinElmer’s Security Detection Systems Business. We asserted counterclaims against L-3 for, among other things, fraud, breach of fiduciary duty, breach of contract and failure to negotiate in good faith. On May 24, 2006, the jury in the case returned a verdict in our favor and awarded us $125 million in damages. The jury found that L-3 had breached its fiduciary duty to us and had committed fraud. The jury awarded us $33 million in compensatory damages and $92 million in punitive damages. In addition, the jury also found that we had breached a confidentiality agreement and awarded L-3 nominal damages of one dollar. In response to the verdict, L-3 Communications moved for judgment as a matter of law or, in the alternative, a new trial or a reduction in the amount of the verdict. On February 26, 2007, U.S. District Judge Paul A. Crotty denied L-3 Communications’ motion, upholding the jury’s verdict in full. L-3 has filed a notice of its appeal of the judgment.

In February 2005, Electromedica, a Greek distribution company, filed an action in the courts of Greece claiming that our Spacelabs Medical subsidiary orally agreed to appoint Electromedica as its exclusive Greek distributor, but failed to do so. Electromedica claims that it incurred significant expenses as a result of Spacelabs’ actions and demanded Euro 872,414 (approximately $1.2 million as of March 31, 2007) in compensation. In March 2007, we settled the matter and paid approximately $0.1 million to Electromedica.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 7th day of May 2007.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and
Chief Financial Officer