Form 10-K
period 2007-06-30
OSI SYSTEMS INC
filed 2007-09-13
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as on December 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter was $350,799,358.

The number of shares outstanding of the registrant’s common stock as of September 10, 2007 was 17,136,488.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders (to be filed subsequently) are incorporated by reference into Part III.

PART I

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar words and expressions are intended to identify forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable, but those expectations may not prove to be correct. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, those described in Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” as well as elsewhere in this report and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We have three operating divisions: (a) Security, providing security and inspection systems; (b) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for applications in the defense and aerospace markets, among others.

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

In our Healthcare division, we design, manufacture and market patient monitoring, diagnostic cardiology and anesthesia systems worldwide to end users primarily under the “Spacelabs” trade name. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians offices, medical clinics and ambulatory surgery centers. We also offer centralized cardiac safety core lab services in connection with clinical trials by or on behalf of pharmaceutical companies and clinical research organizations.

In our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We sell our optoelectronic devices under the “OSI Optoelectronics” trade name and perform our value-added manufacturing services under the “OSI Electronics” trade name. We provide our optoelectronic devices and value-added manufacturing services to original equipment manufacturers, as well as to our own Security and Healthcare divisions. Our Optoelectronics and Manufacturing division also designs, manufactures and markets weapons simulation systems under the “OSI Defense Systems” trade name, toll and traffic management systems under the “OSI LaserScan” trade name and peripheral bone densitometers and ultrasound bone sonometers under the “Osteometer” trade name.

In fiscal 2007, revenues from the Security division amounted to $186.6 million, or approximately 35% of our revenues; revenues from the Healthcare division amounted to $233.2 million, or approximately 44% of our revenues; and revenues from the Optoelectronics and Manufacturing division amounted to $112.5 million, or approximately 21% of revenues. Additional information concerning reporting segments is available in Note 16 to our Consolidated Financial Statements.

Industry Overview

We sell our security and inspection systems and patient monitoring, diagnostic cardiology and anesthesia systems primarily to end-users, while we design and manufacture our optoelectronic devices and value-added subsystems primarily for original equipment manufacturers.

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

The September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners led to nationwide shifts in transportation and facilities security policies. Shortly following these attacks, Congress passed the Aviation and Transportation Security Act and integrated many U.S. security-related agencies, including the Federal Aviation Administration, into the U.S. Department of Homeland Security. Under its directive from Congress, the U.S. Department of Homeland Security has since undertaken numerous initiatives to prevent terrorists from entering the country, hijacking airliners, and obtaining and trafficking in weapons of mass destruction and their components, to secure sensitive U.S. technologies and to identify and screen high-risk cargo containers before they are loaded onto vessels destined for the U.S., among others. These projects, known, for example, as the Strategic Border Initiative, the Customs-Trade Partnership Against Terrorism and the U.S. Customs and Border Protection Container Security Initiative, have resulted in an increased demand for security and inspection products both in the United States and other nations.

Projects underway in the United States, such as the U.S. Customs and Border Protection Container Security Initiative and the Customs-Trade Partnership Against Terrorism, have created a ripple effect in other areas of the world because they call on other nations to bolster their port security strategies, including acquiring or improving their security and inspection equipment. The international market for non-intrusive inspection equipment, therefore, continues to expand as countries that ship goods directly to the United States are required to improve their security infrastructure.

The U.S. Congress recently passed legislation that mandated the inspection of international maritime cargo destined for the United States, domestic civil aviation cargo, and for radiological and nuclear threats in cargo entering the United States. Certain of our cargo and vehicle inspection systems are already being used internationally and by the U.S. government to comply with these mandates.

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

As a result of these and other changes, sales of our security and inspection products have grown as compared to pre-September 11, 2001 levels. Major international projects recently installed or currently underway include system installations in Hong Kong, India, Jamaica, Malaysia, Mexico, Romania, South Korea and Taiwan, among others. These sites contain various cargo inspection product offerings, including mobile, fixed and relocatable high-energy x-ray, mobile gamma-ray and hybrid x-ray/thermo neutron analysis scanning systems. We anticipate that there may be growing demand from governments and commercial enterprises for increasingly sophisticated solutions to screening vehicles, trucks, ocean-going cargo, rail cars and air pallet containers.

Healthcare.     Healthcare is a rapidly growing sector throughout most of the world and especially in many Asian and Latin American economies. In much of the developed world, including in the United States and Europe, an aging population is also fueling growth.

Many factors such as a nursing shortage in the United States and Europe, stricter government requirements affecting the staffing and accountability and shrinking reimbursements from health insurance organizations are forcing healthcare providers to do more with less. Our Healthcare division designs, manufactures and markets products that respond to these new economic forces by helping hospitals reduce costs while maintaining or improving the quality of care their physicians and nurses are able to deliver.

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

In February 2005, we acquired Blease Medical, a global manufacturer and distributor of anesthesia delivery systems, ventilators and vaporizers. We sell these products primarily to hospitals for use in operating rooms and anesthesia induction areas as well as in magnetic resonance imaging (MRI) facilities. In addition, as pharmaceutical companies develop new anesthesia agents for the worldwide market, or as generic alternatives to patented anesthesia formulas become available, we work closely with them to support their new product introductions. As a result, we also sell systems and components, such as anesthesia vaporizers and ventilators, directly to pharmaceutical companies and other manufacturers of anesthesia delivery systems.

In July 2006, we acquired Del Mar Reynolds, a global manufacture and distributor of cardiac monitoring systems, including Holter recorders, ECG, stress systems and related software and services to hospitals. The acquired operations also included a core laboratory business that provides clinical trial services to pharmaceutical companies and to clinical research organizations. These operations have since been integrated into the Healthcare division’s diagnostic cardiology and clinical trial services businesses.

This division has grown from approximately $11 million in annual revenues in fiscal 2003 to approximately $233 million in fiscal 2007, primarily as a result of the acquisitions of Spacelabs Medical, Blease Medical and Del Mar Reynolds. During fiscal 2006, we formed Spacelabs Healthcare, Inc. to serve as a holding company for all of the business operations of our Healthcare division and then completed an initial public offering of approximately 20% of Spacelabs Healthcare’s total issued and outstanding shares. The newly issued shares began trading on the Alternative Investment Market (AIM), a market administered by the London Stock Exchange, on October 31, 2005 under the ticker symbol “SLAB.” During fiscal 2007, we repurchased shares of Spacelabs Healthcare at a cost of $4.5 million. As of June 30, 2007, we owned approximately 84% of Spacelabs Healthcare.

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

Growth Strategy

We believe that one of our primary competitive strengths is our expertise in the cost-effective design and manufacture of specialized electronic systems and components for critical applications. As a result, we have leveraged, and intend to continue to leverage, such expertise and capacity to gain price, performance and agility advantages over our competitors in the security, healthcare and optoelectronics fields, and to translate such advantages into profitable growth in those fields. At the same time, we continually seek to identify new markets in which our core expertise and capacity will provide us with competitive advantages. Key elements of this strategy include:

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

Capitalizing on the Growing Market for Security and Inspection Systems.    Heightened attentiveness to terrorist and other security threats may continue to drive growth in the market for security and inspection systems, not only in transportation security, but in facilities security and event security. In addition, the trend toward increased international transportation of goods may result in growth in the market for cargo inspection systems that are capable of screening shipping containers for contraband and assisting customs officials in the verification of shipping manifests. Package screening by freight forwarders also represents a potential growing sector, as new regulations in Europe require such screening and awareness of the need for such screening grows in the U.S. We intend to continue to expand our sales and marketing efforts both domestically and internationally, and to capitalize on opportunities to replace, service and upgrade existing security installations. We also intend to continue to develop new security and inspection technologies, such as our real time tomography products, and may enhance and expand our current product offerings through selective acquisitions to better address new applications and security industry demands.

Improving and Complementing Existing Medical Technologies.    We develop and market patient monitoring systems and diagnostic cardiology products, anesthesia delivery systems, ventilators and vaporizers that utilize patient monitoring technologies. As a result, we are able to market and sell many of our product offerings through shared sales channels and distribution networks. Our efforts to improve our existing medical technologies are focused on making patient information available to care providers both at the bedside as well as in other parts or even away from the hospital, thereby reducing time demands on physicians and nurses, enabling more rapid treatment decisions and improving patient care. Overall, our efforts at improving our existing medical diagnostic and anesthesia delivery technologies will also continue to concentrate on the development of devices that make it possible for institutions from large hospitals to small clinics and physicians’ offices to obtain accurate, precise, reliable and cost-effective results.

Selectively Entering New Markets.    We intend to continue to selectively enter new markets that complement our existing capabilities in the design, development and manufacture of specialized electronic systems and components for critical applications such as security and inspection and patient monitoring, diagnostic cardiology and anesthesia systems. We believe that by manufacturing end products that rely on our existing technological capabilities, we will leverage our integrated design and manufacturing infrastructure to capture greater margins and to build a larger presence in new end markets that present attractive competitive dynamics. We intend to achieve this strategy through internal growth and through selective acquisitions.

Acquiring New Technologies and Companies.     Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have developed expertise in our various lines of business and other areas through internal research and development efforts as well as through selective acquisitions. As a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications, we have, since our inception as a company, looked for acquisition opportunities to broaden our technological expertise and capabilities, lower our manufacturing costs or facilitate our entry into new markets. The following are recent acquisitions we have made:

In March 2004, we completed the acquisition of Spacelabs Medical based in Issaquah, Washington, from Instrumentarium Corporation, now a subsidiary of General Electric Company. The acquisition price was approximately $47.9 million in cash (net of cash acquired), including acquisition costs. In March 2007, we settled a dispute with General Electric Company regarding the purchase and received $15 million. The receipt of this amount from General Electric Company has been recorded as Other Income in our Consolidated Statement of Operations for the fiscal ended June 30, 2007. Spacelabs is a leading global manufacturer and distributor of patient monitoring systems for critical care and anesthesia, wired and wireless networks, clinical information connectivity solutions, ambulatory blood pressure monitors and medical data services. These are areas in which we had considerable interest as they represented a natural extension of our engineering and manufacturing expertise and would add to our presence in the medical device industry.

In June 2004, we purchased a 75% equity interest in CXR Limited, a United Kingdom based research and development company that develops real time tomography systems and in December 2004 we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, we have agreed to make certain royalty payments based on sales of CXR’s products. In March 2006, our Security division received its first contract for such a system, known as the Rapiscan RTT120 CT. The system is still under development and subject to the inherent risks and uncertainties of product development. There is still no assurance of the successful completion of development, timely or otherwise, or of the characteristics of any final product, or whether such final product will achieve certification by regulatory authorities.

In February 2005, we acquired Blease Medical based in Chesham, United Kingdom. We paid $9.3 million in cash (net of cash acquired), including acquisition costs. Furthermore, during the three years following the close, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $12.5 million as of June 30, 2007). The acquisition of Blease expands the portfolio of products offered by our patient monitoring, diagnostic cardiology and anesthesia systems companies, enabling us to develop and market products for the perioperative market.

In July 2006, we acquired the Del Mar Reynolds Cardiac division of Ferraris Group PLC. Pursuant to the terms of the acquisition agreement, we made an initial cash payment of $25.9 million, subject to a working capital adjustment and to an adjustment of plus or minus $1.9 million based upon revenue and earnings results for Del Mar Reynolds for the 13-month period ending September 30, 2006. In September 2006, Ferraris Group PLC paid $1.7 million in connection with the working capital adjustment and in November 2006 it paid an additional $1.9 million as a result of the failure of Del Mar Reynolds to meet certain revenue and earnings results for the 13-month period ending September 30, 2006. This acquisition broadened the portfolio of products that we are able to offer the hospital market, especially in Germany and the United Kingdom, with the addition of cardiac monitoring systems, as well as a core laboratory business that provides clinical trial services to pharmaceutical companies and to clinical research organizations. The results of operations for Del Mar Reynolds have been included in our Consolidated Financial Statements as of the date of acquisition.

Products and Technology

We design, develop, manufacture and sell products ranging from complex security and inspection systems to patient monitoring, diagnostic cardiology and anesthesia systems to discrete optoelectronic devices and value-added subsystems.

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

As a result of the terrorist attacks of September 11, 2001, and subsequent attacks in other worldwide locations, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railway stations, seaports, cruise line terminals, government and military installations and nuclear facilities. As a result of the additional markets, we have successfully diversified our sales channels for security and inspection products.

Many of our security and inspection systems in each of the baggage and parcel inspection, cargo and vehicle inspection, hold baggage screening and people screening product categories combine the use of x-ray technology with our optoelectronics capabilities. For example, some of our products include dual- or multi-energy x-ray technology with computer software enhanced imaging technology to facilitate the detection of materials such as explosives, weapons, narcotics, currency or other contraband. While all x-ray systems produce a two-dimensional image of the contents of the inspected object, the dual-energy x-ray systems also measure the x-ray absorption of the inspected object’s contents at two x-ray energies to determine the atomic number, mass and other characteristics of the object’s contents. The various organic and inorganic substances in the inspected object appear to operators of the inspection systems in various colors and this visual information can be used to identify and differentiate the inspected materials. Our baggage and parcel inspection, cargo and vehicle inspection and hold baggage screening inspection systems range in size from compact tabletop systems to large systems comprising entire buildings in which trucks, shipping containers or pallets are inspected.

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

Other cargo and vehicle inspection products automatically and non-intrusively detect chemical signatures indicating the presence of explosives and other contraband through the use of pulsed fast neutron and thermal neutron technologies, as opposed to ionizing radiation. Pulsed fast neutron and thermal neutron technologies permit the operator to inspect cargo, vehicles and containers based on the distinctive chemical composition of explosives, drugs or other contraband.

Our Security division is the only competitor in the market offering x-ray, gamma-ray and neutron-based material specific technologies. As a result, we believe that we offer the broadest technology platform in the cargo and vehicle inspection systems industry. This broad platform also permits us to offer customers hybrid solutions utilizing two or more of the technologies together, thereby optimizing flexibility, performance and cost to meet the customer’s unique application requirements. Cargo and vehicle inspection systems recently installed or currently underway include system installations in the United States, China, Hong Kong, India, Malaysia, Mexico, Romania, South Korea and Taiwan, among others.

Our Security division also offers people screening products such as a line of “Metor” brand walk-through metal detection products for use at security checkpoints at airports, amusement parks, banks, courthouses, government buildings, sports arenas and other venues and the Rapiscan Secure 1000 personnel screener, which uses extremely low dose backscatter x-ray imaging to detect contraband and weapons concealed underneath clothing and hair. The Rapiscan Secure 1000 provides enhanced screening compared to metal detectors as it displays anomalies caused by very small amounts of metal as well as non-metallic items. As a result, the Rapiscan Secure 1000 can simultaneously locate and detect conventional metal weapons, as well as ceramic knives, explosives, illicit drugs, precious metals, cameras, recording devices and other contraband or security threats.

The following table sets forth certain information related to the standard security and inspection products that we currently offer. We do, however, also customize our standard products to suit specific applications and customer requirements.

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	TECHNOLOGY	MARKET SEGMENT
Baggage and Parcel Inspection	Rapiscan 500/600 series x-ray systems	Single and Dual-energy x-ray	Checkpoint inspection at airports, prisons, border crossings and government buildings; postal facilities for mail screening

Cargo and Vehicle Inspection	Rapiscan Eagle Rapiscan VEDS Rapiscan GaRDS Rapiscan PFNA	High energy x-ray Thermal Neutron Analysis Gamma ray Pulsed Fast Neutron Analysis	Cargo and vehicle inspection at airports, border crossings and sea ports

Hold Baggage Screening	Rapiscan MVXR 5000 Rapiscan XRD 1000	Multi-view, dual energy x-ray Dual energy x-ray diffraction	Baggage inspection at airports

People Screening	Metor series of metal detectors Rapiscan Secure 1000	Metal detectors X-ray Backscatter	Checkpoint inspection at airports, border crossings, stadiums, prisons and government facilities

Patient Monitoring, Diagnostic Cardiology and Anesthesia Systems.    Our Healthcare businesses design, manufacture and market their products worldwide to end users primarily under the “Spacelabs” trade name.

Spacelabs products include “Ultraview SL” patient monitors, which are used primarily in perioperative, critical care and emergency care environments. We also offer patient monitors for virtually all applications in the hospital, including neonatal, pediatric and adult critical and emergency care, as well as anesthesia and sub-acute care. Our patient monitoring systems comprise monitors and central nursing stations connected via hardwired or wireless networks, as well as stand-alone monitors where the patient data can be transported physically from one monitor to another as the patient is moved. This ensures that hospital staff can access patient data where and when it is required. In addition, these products are designed with an “open architecture” to interact with hospital information systems. WinDNA, based on Citrix thin client technology, is a feature of many of these products which allows clinicians to view and control Microsoft Windows applications on the patient monitor’s display, eliminating the need for separate terminals in the patient’s room. Attending nurses can thereby check laboratory results and other reports, enter orders, review protocols and do charting right at the patient’s bedside. Inputs can be made using a mouse, keyboard and touchscreen.

In December 2006, we introduced the mCare 300 Vital Signs Monitor, for instant access to essential patient data. The portable unit offers electrocardiograph, respiration, SpO2 (Pulse Oximetry), non-invasive blood pressure and temperature monitoring, along with an easy-to-use touchscreen interface. The mCare 300 is primarily marketed for use in low- to mid-acuity care environments where simplicity and portability are important.

For electrocardiograph monitoring or multiparameter monitoring of ambulatory patients, we offer a digital telemetry system. The system operates in government-protected bands (608 and 614 MHz and 1.4GHz), not used for private land mobile radio, business radio services or broadcast analog and digital television. The Spacelabs “Ultraview” Digital Telemetry solution comprises a lightweight and compact transmitter that enables monitoring of heart rate, ST segment, arrhythmia and continuous SpO2 (Pulse Oximetry). The multiparameter transmitter also integrates with the Spacelabs “Ultralite” ambulatory blood pressure monitor for the transmission of non-invasive blood pressure values to a central station or a multi-disclosure and information system.

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

Our anesthesia delivery and ventilation group designs and manufactures anesthesia delivery systems, anesthesia vaporizers and ventilators. Our “Focus,” “Genius” and recently-launched “BleaseSirius” anesthesia delivery systems provide flexible anesthesia solutions for most operating room environments, anesthesia induction areas, day surgery units, magnetic resonance imaging facilities and other areas where the administration of anesthesia is required. Its “Datum” anesthesia vaporizers and its line of anesthesia ventilators are also designed to be compatible with the anesthesia delivery systems of several other manufacturers. At the forefront in anesthesia ventilation, this group recognized the needs of clinicians and the clinical benefits of allowing patients to breathe without the assistance of a ventilator (i.e., on their own) as much as possible while undergoing anesthesia. As a result, in 1999, this group became the first to offer ventilators that allowed patients to breathe spontaneously while under anesthesia with the respiratory support of the ventilator used only when necessary to overcome the effects of general anesthesia. In addition, by incorporating spirometry loops into its ventilators, which produce graphical displays about the adequacy and state of a patient’s ventilation, clinicians were able to carefully monitor their patients and ensure the efficacy of the mode of ventilation provided.

In fiscal 2007, we added seven new ventilators to our existing product line, each of which enables clinicians to enhance control over the delivery of ventilation and more finely tune their requirements to a surgical procedure and the individual characteristics of a patient by actively controlling flow into and out of the ventilation drive system, throughout the entire respiratory cycle. In addition, each of these new ventilators works in conjunction with a large 8.4 inch touchscreen display. This screen, in conjunction with our proprietary “Touch and Trak” user interface is easy to use, allowing clinicians to focus greater attention on other aspects of patient care. In fiscal 2007, we launched the BleaseSirius anesthesia delivery systems along with these new ventilators in the United States.

The following table sets forth a description of the more significant healthcare products that we currently offer:

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	MARKET SEGMENT
Anesthesia Delivery and Ventilation	700 and 900 series Ventilators BleaseSirius Datum Vaporizer Focus Genius	Ambulatory surgery centers Operating rooms

Patient Monitoring and Connectivity	Ambulatory Blood Pressure Monitors mCare 3000 MOM (Maternal Obstetrical Monitors) Ultraview / Ultraview SL	All hospital care areas Outpatient surgery centers Physician offices

Diagnostic Cardiology	ARIA CardioCall LifeCard Voyager Stress Testing Systems	All hospital cardiology care areas Physician offices

Optoelectronic Devices and Manufacturing Services.    Optoelectronic devices generally consist of both active and passive components. Active components sense light of varying wavelengths and convert the light detected into electronic signals, whereas passive components amplify, separate or reflect light. The active components we manufacture consist of silicon, gallium arsenide and indium gallium arsenide photodetectors. Passive components include lenses, prisms, filters, mirrors and other precision optical products that are used by us in the manufacture of our optoelectronic products or are sold to others for use in telescopes, laser printers, copiers, microscopes and other detection and vision equipment. The devices we manufacture are both standard products and products customized for specific applications and are offered either as components or as subsystems.

We have recently developed two-dimensional back-illuminated detector technology for security, healthcare and industrial CT applications. This technology overcomes the limitations of conventional detectors by providing finer detector pitch density. This is used in high-resolution multi-slice CT scanners and other applications requiring improved image resolution.

In addition to the manufacture of standard and original equipment manufacturer products, we also specialize in designing and manufacturing customized value-added subsystems for use in a wide range of products and equipment. An optoelectronic subsystem typically consists of one or more optoelectronic devices that are combined with other electronic components and packaging for use in an end product. The composition of a subsystem can range from a simple assembly of various optoelectronic devices that are incorporated into other subsystems (for example, a printed circuit board containing our optoelectronic devices) to complete end-products (for example, pulse oximetry equipment). Furthermore, we have expanded our electronics design and manufacturing capabilities both in the United States and in Asia with enhanced, RoHS-compliant, box-build manufacturing services and PC board assembly capabilities utilizing state-of-the-art automated surface mount technology lines. As a result, we now offer electronics manufacturing services for data and signal processing, amplifier and processor boards for medical equipment, musical tuning and studio hardware, motor controls, power supplies, and several other industrial applications that do not utilize optoelectronic devices.

Markets, Customers and Applications

Security and Inspection Products.    Most security and inspection products were developed in response to civilian airline hijackings. Consequently, a significant portion of our security and inspection products have been and continue to be sold for use at airports. Recently, however, our security and inspection products have been used for security purposes at locations in addition to airports, such as courthouses, office buildings, mailrooms, schools, prisons, high-profile locations such as Buckingham Palace, the Kremlin and the Vatican and for high-profile events such as the Olympic Games and the Goodwill Games. Furthermore, as terrorist attacks such as the March 2004 bombings of passenger trains at Atocha railway station in Madrid and the July 2005 bombings of the London underground and commuter bus systems continue to occur, overall transportation and travel industry demands have increased, resulting in heightened attention for our security and inspection products. In addition, our security and inspection products are increasingly being used for non-security purposes, such as for cargo inspection to detect narcotics and contraband and to verify manifests, prevention of pilferage at semiconductor manufacturing facilities, quality assurance and the detection of gold and currency.

Our customers include, among many others, the U.S. Transportation Security Administration, U.S. Customs and Border Protection, U.S. Department of Defense and Federal Bureau of Prisons, in the United States, as well as Heathrow and Gatwick Airports in the United Kingdom, Chek Lap Kok Airport in Hong Kong, Ben Gurion International Airport in Israel and the Malaysian Airport Board in Malaysia.

Patient Monitoring, Diagnostic Cardiology and Anesthesia Systems.    Our patient monitoring, diagnostic cardiology and anesthesia systems are manufactured and distributed globally for use in critical care, emergency and perioperative areas within hospitals as well as physicians offices, medical clinics and ambulatory surgery centers. We also provide wired and wireless networks and clinical information access solutions, ambulatory blood pressure monitors and medical data services.

We have sold these products to organizations such as Albany Medical Center in Albany, Children’s Hospitals and Clinics of Minnesota, New York and Tulane University Hospital and Clinic in New Orleans, Louisiana, Schüchtermannklinik in Germany, LKW Villach in Austria and Universitätsspital Zürich in Switzerland, among many other organizations, including Premier, Inc., a hospital and healthcare system alliance with approximately 1,500 affiliated hospitals and other healthcare sites.

Optoelectronic Devices and Electronics Manufacturing Services.    Our optoelectronic devices and value-added subsystems are used in a broad range of products by a variety of customers. For example, they are utilized by customers in the following market segments: aerospace and avionics; analytical and medical imaging; fiber optics and telecommunications; gaming; homeland security; healthcare; military and weapons simulation; office automation; and toll and traffic management. Major customers in these segments include: Honeywell, Raytheon, Phillips Medical, JDS Uniphase, Bally Gaming, Gilardoni, Heidenhain, Smiths Medical, Somanetics, Lockheed Martin, Xerox and Florida Department of Transportation, among others.

Marketing, Sales and Service

We market and sell our security and inspection products worldwide through a direct sales and marketing staff of approximately 70 employees located in North America, Europe, Asia and Australia, in addition to an expansive global network of independent and specialized sales representatives. This sales staff is supported by a service organization located primarily in North America, Europe and Asia, as well as a global network of independent distributors. We also support these sales and customer relations efforts by providing operator training, computerized training and testing equipment, in-country service support, software upgrades and service training for customer technicians.

We market and sell our patient monitoring, diagnostic cardiology and anesthesia systems worldwide through a direct sales and marketing staff of approximately 260 sales personnel and 260 service personnel located in North America, Europe and Asia, in addition to a global network of independent distributors. We also support these sales and customer service efforts by providing operator in-service training, software updates and upgrades and service training for customer biomedical staff and distributors.

We market and sell our optoelectronic devices and value-added manufacturing services, through both a direct sales and marketing staff of approximately 40 employees located in North America, Europe and Asia, and indirectly through a global network of independent sales representatives and distributors. We also maintain a worldwide network of independent sales representatives and distributors. Our sales staff is supported by an applications engineering group whose members are available to provide technical support, which includes designing applications, providing custom tooling and process integration and developing products that meet customer defined specifications.

We consider our maintenance service operations to be an important element of our business. After the expiration of our standard product warranty periods, we are sometimes engaged by our customers to provide maintenance services for our security and inspection products through annual maintenance contracts. We provide a variety of service and support options for our patient monitoring, diagnostic cardiology and anesthesia systems customers, ranging from complete on-site repair and maintenance service and telephone support to parts exchange programs for customers with the internal expertise to perform a portion of their own service needs. We believe that our international maintenance service capabilities allow us to be competitive in selling our security and inspection systems as well as our patient monitoring, diagnostic cardiology and anesthesia systems. Furthermore, we believe that as the installed base of both our security and inspection systems and patient monitoring, diagnostic cardiology and anesthesia systems increases, revenues generated from such annual maintenance service contracts and from the sale of replacement parts will increase.

Research and Development

Our security and inspection systems are primarily designed at our facilities in the United States and internationally in Finland, Malaysia, India and the United Kingdom. These products include mechanical, electrical, analog electronic, digital electronic and software subsystems, which are all designed by us. In addition to product design, we provide system integration services to integrate our products into turnkey systems at the customer site. We support cooperative research projects with government agencies and, on occasion, provide contract research for our customers and government agencies.

Our patient monitoring, diagnostic cardiology and anesthesia systems are primarily designed at our facilities in the United States and internationally in Malaysia and the United Kingdom. Such systems include mechanical, electrical, digital electronic and software subsystems, all of which are designed by us. We are also currently involved, both in the United States and internationally, in several research projects aimed at improving our medical systems and at expanding our current product line.

Our optoelectronic devices and value-added subsystems are primarily designed and engineered at our facilities in the United States and internationally in India, Malaysia, Norway and Singapore. We engineer and manufacture subsystems to solve the specific application needs of our original equipment manufacturer customers. In addition, we offer entire subsystem design and manufacturing solutions. We consider our engineering personnel to be an important extension of our core sales and marketing efforts.

In addition to close collaboration with our customers in the design and development of our current products, we maintain an active program for the development and introduction of new products, enhancements and improvements to our existing products, including the implementation of new applications of our technology. We seek to further enhance our research and development program and consider such program to be an important element of our business and operations. As of June 30, 2007, we engaged approximately 490 full-time engineers, technicians and support staff. Our research and development expenses were $30.6 million in fiscal 2005, $35.9 million in fiscal 2006 and $44.4 million in fiscal 2007. We intend to continue to invest in our research and development efforts in the future.

Manufacturing and Materials

We currently manufacture our security and inspection systems in the United States, and internationally in India, Finland, Malaysia and the United Kingdom. We currently manufacture our patient monitoring, diagnostic cardiology and anesthesia systems in California and Washington, and internationally in India, Malaysia, Singapore and the United Kingdom. We currently manufacture our optoelectronic devices and value-added subsystems in the United States and internationally in India, Indonesia, Malaysia and Norway. Most of our high volume, labor intensive manufacturing and assembly is performed at our facilities in Indonesia and Malaysia. Since most of our customers currently are located in the United States, Europe and Asia, our ability to assemble products in these markets and provide follow-on service from offices located in these regions is an important component of our global strategy.

Our global manufacturing organization has expertise in optoelectronic, microelectronic and integrated value-added assemblies for commercial, medical, aerospace and defense industry applications. Our manufacturing includes silicon wafer processing and fabrication, optoelectronic device assembly and screening, thin and thick film microelectronic hybrid assemblies, surface mounted and thru-hole printed circuit board electronic assemblies and value-added services, including complete turn-key and box-build manufacturing. We outsource certain manufacturing operations, including certain sheet metal fabrication and plastic components. The manufacturing process for components and subsystems consists of manual tasks performed by skilled technicians as well as automated tasks.

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

The principal raw materials and subcomponents used in producing our patient monitoring, diagnostic cardiology and anesthesia systems consist of printed circuit boards, housings, mechanical assemblies, pneumatic devices, cables, filters and packaging materials. We purchase certain devices, including computers, peripheral accessories and remote displays from unaffiliated third party providers.

The principal raw materials and subcomponents used in producing our optoelectronic devices and value-added subsystems consist of silicon wafers, electronic components, light emitting diodes, scintillation crystals, passive optical components, printed circuit boards, and packaging materials. The silicon-based optoelectronic devices manufactured by us are critical components in most of our products and subsystems. We purchase silicon wafers and other electronic components from unaffiliated third party providers.

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

Patents.    We hold a number of U.S. and foreign patents relating to various aspects of our security and inspection products, patient monitoring, diagnostic cardiology and anesthesia systems and optoelectronic devices and subsystems. Our current patents will expire at various times between 2007 and 2025. However, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

Licenses.    Our Security, Healthcare and Optoelectronics and Manufacturing divisions have each entered into a variety of license arrangements under which they are permitted to manufacture, market, sell and/or service various types of software, data, equipment, components and enhancements to our own proprietary technology.

We believe that our trademarks and tradenames, patents and licenses are important to our business. The loss of some of our trademarks, patents or licenses might have a negative impact on our financial results and operations. However, we operate in a competitive environment with a known customer base and rely mainly on providing our customers with quality products and services to ensure continuing business. Thus, with the exception of the loss of either the Spacelabs® or Rapiscan® trademarks, the impact of the loss of any single trademark, patent or license would not likely have a material adverse effect on our business. We consider the Spacelabs® trademark an important asset and have registered it in approximately forty countries. In addition, following the re-branding of our Security division under the “Rapiscan Systems” name, we have instituted a similar registration program for the Rapiscan® trademark.

Regulation of Medical Products

The patient monitoring, diagnostic cardiology and anesthesia systems we manufacture and market are subject to regulation by numerous federal government agencies, principally the U.S. Food and Drug Administration (FDA) and by certain state and foreign authorities. They are also subject to various U.S. and foreign electrical safety standards.

The FDA has broad regulatory powers with respect to pre-clinical and clinical testing of new medical products and the manufacturing, marketing and advertising of medical products. It requires that all medical devices introduced into the market be preceded either by a pre-market notification clearance order under section 510(k) of the Food, Drug and Cosmetic Act, or an approved pre-market approval application. A 510(k) pre-market notification clearance order indicates that the FDA agrees with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to another legally marketed medical device. The clearance of a pre-market approval application, on the other hand, indicates that the FDA has determined that the device has been proven, through the submission of clinical trial data and manufacturing quality assurance information, to be safe and effective for its labeled indications. The process of obtaining 510(k) clearance typically takes between three and six months, but can take substantially longer. The pre-market approval application review process, on the other hand, can last more than a year. To date, all of the patient monitoring, diagnostic cardiology and anesthesia systems we manufacture and sell in the United States have required only 510(k) pre-market notification clearance.

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

We are also subject to regulation in the foreign countries in which we manufacture and market our patient monitoring, diagnostic cardiology and anesthesia systems. For example, the commercialization of medical devices in the European Union is regulated under a system that presently requires all medical devices sold in the European Union to bear the CE mark—an international symbol of adherence to quality assurance standards. Our manufacturing facilities in Hawthorne, California; Issaquah, Washington; and in Chesham and Hertford in the United Kingdom are all certified to the International Organization for Standardization’s ISO 13485 standard for medical device companies. They are also certified to the requirements of the European Medical Device Directive 93/42 EEC, which allows them to self-certify that newly manufactured products can bear the CE mark.

We believe we are in material compliance with all applicable federal, state and foreign regulations regarding the manufacture and sale of our patient monitoring, diagnostic cardiology and anesthesia delivery systems. Such regulations and their enforcement do, however, constantly change, and we cannot predict what effect, if any, such changes may have on our businesses in the future.

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

Competition

The markets in which we operate are highly competitive and characterized by evolving customer needs and rapid technological change. We compete with a number of other manufacturers, some of which have significantly greater financial, technical and marketing resources than we have. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, adapt more quickly to changes in customer requirements, have stronger customer relationships, have greater name recognition and may devote greater resources to the development, promotion and sale of their products than we do. As a result, we may not be able to compete successfully against designers and manufacturers of specialized electronic systems and components, broadly speaking, or more specifically within the markets for security and inspection systems, patient monitoring, diagnostic cardiology and anesthesia systems, or optoelectronic devices. Future competitive pressures may materially and adversely affect our business, financial conditions and results of operations.

In the security and inspection market, competition is based primarily on such factors as product performance, functionality and quality, the overall cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence and breadth of sales and service organization. We believe that our principal competitors in the market for security and inspection products are the Security and Detection Systems division of L-3 Communications Corporation, the Smiths Detection division of Smiths Group plc, American Science and Engineering, Inc., GE Infrastructure, Security, a division of the General Electric Company, Science Applications International Corporation, Control Screening L.L.C., CEIA SpA, Garrett Electronics, Inc. and Nuctech Company Limited. Competition could result in price reductions, reduced margins and loss of market share. In the airline and airport security and inspection market, particularly in the upgrade and replacement market, we also compete for potential customers based on existing relationships between our competitors and the customers. Certain of our competitors have established strong relationships with airlines, airports and other transportation security authorities. Although we also have established relationships with a number of airport and airline customers, we may not be able to compete successfully in the future with existing competitors or new entrants. In the cargo and vehicle inspection systems market, we compete for potential customers based on price, performance and the ability to design both standard and customized products. Several of our competitors have operated in this area for longer than we have. However, due to our recent successes in designing and delivering high-energy x-ray and gamma-ray systems, we believe that we have demonstrated an ability to compete effectively. Additionally, although our competitors in the cargo and vehicle inspection market each offer products in competition with one or more of our products, our ability to supply high-energy x-ray, gamma-ray and thermal neutron analysis systems means that we offer among the widest array of solutions available from a single supplier. This variety of technologies also permits us to offer unique hybrid systems to our customers that utilize two or more of these technologies, thereby optimizing flexibility, performance and cost to meet the customer’s unique application requirements.

In the patient monitoring, diagnostic cardiology and anesthesia systems delivery market, competition is also based on a variety of factors including product performance, functionality, value and breadth of sales and service organization. We believe that our principal competitors in the market for patient monitoring, diagnostic cardiology and anesthesia systems are Cardiac Science Corporation, Criticare Systems, Inc., Mortara Instrument, Philips Medical Systems, GE Healthcare, Dräger Medical, Datascope Corp., Nihon Kohden Corporation, Mindray Medical International, Penlon Limited, Nellcor, a division of Tyco Healthcare and Schiller. Competition could result in price reductions, reduced margins and loss of our market share. We believe that our patient monitoring products are easier to use than the products of many of our competitors because we offer a consistent user interface throughout many of our product lines. Finally, while some of our competitors are also beginning to introduce portal technology, which allows remote access to data from the bedside monitor, central station or other point of care, we believe that our competing technologies are superior in bringing instant access to labs, radiology and charting at the point of care. Although we have established relationships with a number of large hospitals, we may not be able to successfully compete in the future with existing competitors or with new entrants.

In the optoelectronic devices and subsystems market, competition for optoelectronic devices and value-added subsystems is based primarily on such factors as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and on the ability to provide fully integrated services from application development and design through production. We believe that our major competitors in the optoelectronic device market are PerkinElmer, Inc. and Hamamatsu Corporation. Because we specialize in custom subsystems requiring a high degree of engineering expertise, we believe that we generally do not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components. Competition in the extensive electronic manufacturing services market ranges from multinational corporations with sales in excess of several billions of dollars, to large regional competitors and to small local assembly companies. In our experience, the original equipment manufacturers to whom we provide such services prefer to engage companies that offer both local and lower-cost off-shore facilities. As a result, our primary domestic competition for these services is located in Southern California and in New England, where our U.S. facilities are also located. Such competition includes CTS, Sigmatron International, Sanmina-SCI, Senior Systems Technology, and Benchmark Electronics, among others. In addition, our high-volume, low-cost contract manufacturing locations in Southeast Asia compete with other manufacturers in the same region.

Backlog

We measure our backlog as orders for which purchase orders or contracts have been signed, but which have not yet been shipped and for which revenues have not yet been recognized.

We ship most of our baggage and parcel inspection, hold (checked) baggage screening, people screening, patient monitoring, diagnostic cardiology and anesthesia systems and optoelectronic devices and value-added subsystems within one to several months after receiving an order. However, such shipments may be delayed for a variety of reasons, including any special design or engineering requirements of the customer. In addition, large orders of security and inspection products (more than ten machines) typically require greater lead-times.

Certain of our cargo and vehicle inspection and hold (checked) baggage screening systems may require several months to several years lead-time. We have experienced some significant shipping delays associated with our cargo and vehicle inspection systems. Such delays can occur for many reasons, including: (i) additional time necessary to conduct inspections at the factory before shipment; (ii) a customer’s need to engage in time-

consuming special site preparation to accommodate the system, over which we have no control or responsibility; (iii) additional fine tuning of such systems once they are installed; (iv) design or specification changes by the customer; and (v) delays originating from other contractors on the project.

As of June 30, 2007, our consolidated backlog totaled approximately $209 million, compared to approximately $147 million as of June 30, 2006 and approximately $95 million at June 30, 2005. Sales orders underlying our backlog are firm orders. However, from time to time, we may agree to permit the cancellation of an order. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and cannot be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

As of June 30, 2007, we employed approximately 3,480 people, of whom 1,840 were employed in manufacturing, 480 were employed in engineering or research and development, 370 were employed in finance and administration, 380 were employed in sales and marketing and 410 were employed in service capacities. Of the total employees, approximately 1,480 were employed in North America and South America, 1,450 were employed in Asia and 550 were employed in Europe. Many of our employees in Europe have statutory collective bargaining rights. We have never experienced a work stoppage or strike, and management believes that its relations with employees are good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-202-551-8090. In addition, the Securities and Exchange Commission maintains an Internet website (http://www.sec.gov) that contains reports, proxy statements and other information that issuers are required to file electronically.

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

Given the nature of the markets in which we participate, we cannot always reliably predict future revenues and profitability. Changes in competitive, market and economic conditions may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results. Factors that may affect our operating results and the market price of our Common Stock include:

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

We encounter aggressive competition from numerous competitors in many areas of our business. In the security and inspection and patient monitoring, diagnostic cardiology and anesthesia systems markets, competition is based primarily on such factors as product performance, functionality and quality, cost, prior customer relationships, technological capabilities of the product, price, certification by government authorities, local market presence and breadth of sales and service organization. In the optoelectronic devices and electronics manufacturing markets competition is based primarily on factors such as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and on the ability to provide fully-integrated services from application development and design through volume subsystem production. We may not be able to compete effectively with all of our competitors. To remain competitive, we must develop new products and enhance our existing products and services in a timely manner. We anticipate that we may have to adjust prices of many of our products to stay competitive. In addition, new competitors may emerge, and entire product lines or service offerings may be threatened by new technologies or market trends that reduce the value of these product lines or service offerings.

The September 11, 2001 terrorist attacks and the creation of the U.S. Department of Homeland Security have increased financial expectations that may not materialize.

The September 11, 2001 terrorist attacks and the subsequent creation of the U.S. Department of Homeland Security have created increased interest in our security and inspection systems. However, we are not certain whether the level of demand will continue to be as high as it is now. We do not know what solutions will continue to be adopted by the U.S. Department of Homeland Security and whether our products will be a part of those solutions. Additionally, should our products be considered as a part of the future security solutions, it is unclear what the level may be and how quickly funding to purchase our products may be made available. These factors may adversely impact us and create unpredictability in revenues and operating results.

If operators of our security and inspection systems fail to detect weapons, explosives or other devices that are used to commit a terrorist act, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage.

Our business exposes us to potential product liability risks that are inherent in the development, manufacturing, sale and service of security inspection systems as well as in the provision training of our customers in the use and operation of such systems. Our customers use our security and inspection systems to help them detect items that could be used in performing terrorist acts or other crimes. Some of our security and inspection systems require that an operator interpret an image of suspicious items within a bag, parcel, container or other vessel. Others signal to the operator that further investigation is required. In either case, the training, reliability and competence of the customer’s operator are crucial to the detection of suspicious items.

Security inspection systems that signal to the operator that further investigation is required are sometimes referred to in the security industry as “automatic” detection systems. Such systems utilize software algorithms to interpret data produced by the system and to signal to the operator when a dangerous object may be present. Such algorithms are probabilistic in nature and are also subject to significant technical limitations. Nevertheless, if such a system were to fail to signal to an operator when an explosive or other contraband was in fact present, resulting in significant damage, we could become the subject of significant product liability claims.

Furthermore, security inspection by technological means is always circumstance and application-specific. In addition, our security and inspection systems are not designed to work under all circumstances. We test the reliability of our security and inspection systems during both their development and manufacturing phases. We also perform such tests if we are requested to perform installation, warranty or post-warranty servicing. However, our security inspection systems are advanced mechanical and electronic devices and therefore can malfunction. In addition, there are also many other factors beyond our control that could lead to liability claims should an act of terrorism occur. The September 11, 2001 and 1993 World Trade Center bombing attacks, and the potential for future attacks, have caused commercial insurance for such threats to become extremely difficult to obtain. It is very likely that, should we be found liable following a major act of terrorism, the insurance we currently have in place would not fully cover the claims for damages.

Our patient monitoring, diagnostic cardiology and anesthesia systems could give rise to product liability claims that could materially and adversely affect our financial condition and results of operations.

The development, manufacturing and sale of medical devices expose us to significant risk of product liability claims and, sometimes, product failure claims. We face an inherent business risk of financial exposure to product liability claims if the use of our medical devices results in personal injury or death. Substantial product liability litigation currently exists within the medical device industry. Some of our patient monitoring, diagnostic cardiology and anesthesia systems businesses have, in the past, been subject to product liability claims and/or product recalls. To date, no such claim or recall has had a significant impact on our operations. Future product liability claims may exceed the limits of our insurance coverages or such insurance may not continue to be available to us on commercially reasonable terms, or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities, or in excess of insured liabilities, could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our revenues are dependent on orders of security and inspection systems and patient monitoring, diagnostic cardiology and anesthesia systems, which may have lengthy and unpredictable sales cycles.

Sales of security and inspection systems often depend upon the decision of governmental agencies to upgrade or expand existing airports, border crossing inspection sites, seaport inspection sites and other security installations. Sales outside of the United States of our patient monitoring, diagnostic cardiology and anesthesia systems depend in significant part on the decision of governmental agencies to build new medical facilities or to expand or update existing medical facilities. Accordingly, a significant portion of our sales of security and inspection systems and our patient monitoring, diagnostic cardiology and anesthesia systems is often subject to delays associated with the lengthy approval processes that typically accompany such capital expenditures. During these approval periods, we expend significant financial and management resources in anticipation of future orders that may not occur. If we fail to receive an order after expending such resources, such failure could have a material adverse effect on our business, financial condition and results of operations.

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

In fiscal 2005, revenues from shipments made outside of the United States accounted for approximately 40% of our revenues, 42% in fiscal 2006 and 47% in fiscal 2007. Of the revenues generated during fiscal 2007 from shipments made to customers outside of the United States, 20% represented sales made by subsidiaries based in United States to foreign customers, and the balance represented sales generated by foreign subsidiaries. Since we sell certain of our products worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, and therefore employees, suppliers, real property, capital equipment, cash and other assets are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Others may allege that our products infringe on their intellectual property rights, and resulting claims against us could be costly and prevent us from making or selling certain products.

Third parties may seek to claim that our products and operations infringe their patent or other intellectual property rights. In addition, we may find it necessary to initiate litigation in order to protect our patent or other intellectual property rights. Under either circumstance, we may incur significant expenses. In addition, claims of third parties against us could result in awards of substantial damages or court orders that could effectively prevent us from making, using or selling our products in the United States or abroad.

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

We are dependent in our operations on the continued availability of the services of our employees, many of whom are individually key to our current and future success, and the availability of new employees to implement our growth plans. In particular, we are dependent upon the services of Deepak Chopra, our Chairman of the Board of Directors, President and Chief Executive Officer. We entered into a 5-year employment agreement with Mr. Chopra, which expires July 18, 2010 and we maintain a $13.0 million policy of key man life insurance on the life of Mr. Chopra. The market for skilled employees is highly competitive, especially for employees in technical fields. While our compensation programs are intended to attract and retain the employees required for it to be successful, ultimately, we may not be able to retain the services of all of our key employees or a sufficient number to execute on our plans. In addition, we may not be able to continue to attract new employees as required.

Substantial government regulation in the United States and abroad may restrict our ability to sell our patient monitoring, diagnostic cardiology and anesthesia systems.

The FDA and comparable regulatory authorities in foreign countries extensively and rigorously regulate our patient monitoring, diagnostic cardiology and anesthesia systems, including related development activities and manufacturing processes. In the United States, the FDA regulates the introduction of medical devices as well as the manufacturing, labeling and record-keeping procedures for such products. We are required to:

•	obtain clearance before we can market and sell medical devices;

•	satisfy content requirements applicable to our labeling, sales and promotional materials;

•	comply with manufacturing and reporting requirements; and

•	undergo rigorous inspections.

Our future products may not obtain FDA clearance on a timely basis, or at all. Our patient monitoring, diagnostic cardiology and anesthesia systems must also comply with the laws and regulations of foreign countries in which we develop, manufacture and market such products. In general, the extent and complexity of medical device regulation is increasing worldwide. This trend is likely to continue and the cost and time required to obtain marketing clearance in any given country may increase as a result. Our products may not obtain any necessary foreign clearances on a timely basis, or at all.

Once any of our patient monitoring, diagnostic cardiology and anesthesia systems is cleared for sale, regulatory authorities may still limit the use of such product, prevent its sale or manufacture or require a recall or withdrawal of such product from the marketplace. Following initial clearance from regulatory authorities, we continue to be subject to extensive regulatory requirements. Government authorities can withdraw marketing clearance due to our failure to comply with regulatory standards or due to the occurrence of unforeseen problems following initial clearance. Ongoing regulatory requirements are wide-ranging and govern, among other things:

•	annual inspections to retain a CE mark for sale of products in the European Union;

•	product manufacturing;

•	supplier substitution;

•	product changes;

•	process modifications;

•	medical device reporting; and

•	product sales and distribution.

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

Since October 2005, a minority interest in Spacelabs Healthcare, a holding company composed of the business operations of our Healthcare division, has been listed on the AIM of the London Stock Exchange (Ticker: SLAB). The value of these shares, and consequently the value of the shares in Spacelabs Healthcare that we retained following the placing, is subject to stock price fluctuations as well as fluctuations in the British pound, the currency in which the shares trade. A downturn in the performance of equity markets in the United Kingdom generally, or on the AIM specifically, could depress the value of the Spacelabs Healthcare shares that we own.

We receive significant amounts of research and development funding for our security and inspection systems from government grants and contracts, but we may not continue to receive comparable levels of funding in the future.

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

Our Articles of Incorporation limit the liability of our directors, which may limit the remedies we or our shareholders have available.

Our Articles of Incorporation provide that, pursuant to the California Corporations Code, the liability of our directors for monetary damages shall be eliminated to the fullest extent permissible under California law. This is intended to eliminate the personal liability of a director for monetary damages in an action brought by us, or in our right for breach of a director’s duties to us or our shareholders and may limit the remedies available to us or our shareholders. This provision does not eliminate the directors’ fiduciary duty and does not apply to liabilities for: (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law; (ii) acts or omissions that a director believes to be contrary to the best interests of our company or our shareholders or that involve the absence of good faith on the part of the director; (iii) any transaction from which a director derived an improper personal benefit; (iv) acts or omissions that show a reckless disregard for the director’s duty to the our company or our shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to our company or our shareholders; (v) acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to our company or our shareholders; (vi) certain transactions or the approval of transactions in which a director has a material financial interest; and (vii) expressly imposed by statute for approval of certain improper distributions to shareholders or certain loans or guarantees.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

As of June 30, 2007, we owned five facilities. Three are located in Hawthorne, California (combined, approximately 88,000 square feet) and are primarily used by our Optoelectronics and Manufacturing division for administrative, manufacturing, engineering, sales and marketing functions. They also constitute our corporate headquarters. We also own one building in Salfords, England (approximately 59,000 square feet), which is used by our Security and Healthcare divisions for manufacturing, engineering, sales and marketing functions. Additionally we own a facility in Ocean Springs, Mississippi (approximately 19,000 square feet), which is used by our Security and Optoelectronics and Manufacturing divisions for manufacturing, engineering, sales and marketing functions.

As of June 30, 2007, we leased all of our other facilities. The following table lists our principal physical properties (i.e., facilities greater than 50,000 square feet):

Location	Description of Facility	Approximate Square Footage	Expiration
Camarillo, California	Manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	60,000	2010

Torrance, California	Manufacturing, engineering, sales and marketing and service for our Security division	91,900	2012

North Andover, Massachusetts	Manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	71,717	2010

Issaquah, Washington (1)	Manufacturing, engineering, sales and marketing and service for our Healthcare division	202,600	2014

Hyderabad, India (2)	Manufacturing and engineering for our Security, Healthcare and Optoelectronics and Manufacturing divisions	52,100	2009

Johor Bahru, Malaysia (3)	Manufacturing, engineering sales and service for our Security and Optoelectronics and Manufacturing divisions	93,000	2007

(1)	The lease of the 202,600 square foot facility in Issaquah, Washington is composed of two leases in the same facility. One is a 107,000 square foot facility lease and the other is a 95,600 square foot facility lease. Both leases expire in December 2014.
(2)	The lease of the 52,100 square foot facility in Hyderabad, India is composed of four leases in the same or in nearby facilities: (i) a 19,800 square foot facility lease that expires in 2009; (ii) a 19,600 square foot facility lease that expires in 2009; (iii) a 6,400 square foot facility lease that expires in 2009; (iv) and a 6,300 square foot facility that expires in 2009.
(3)	The lease of the 93,000 square foot facility in Johor Bahru, Malaysia is composed of two leases in nearby facilities: (i) a 76,000 square foot facility lease that expires in December 2007 and (ii) a 17,000 square foot facility lease that expires in January 2008. We expect that both the 76,000 square foot facility and 17,000 square foot facility leases will be renewed on similar terms.

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

ITEM 3.     LEGAL PROCEEDINGS

In November 2002, L-3 Communications Corporation brought suit against us in the District Court for the Southern District of New York seeking a declaratory judgment that L-3 Communications Corporation had not breached its obligations to us concerning the acquisition of PerkinElmer’s Security Detection Systems Business. We asserted counterclaims against L-3 Communications Corporation for, among other things, fraud and breach of fiduciary duty. On May 24, 2006, the jury in the case returned a verdict in our favor and awarded us $125 million in damages. The jury found that L-3 Communications Corporation had breached its fiduciary duty to us and had committed fraud. The jury awarded us $33 million in compensatory damages and $92 million in punitive damages. In addition, the jury also found that we had breached a confidentiality agreement and awarded L-3 Communications Corporation nominal damages of one dollar. Final judgment has been entered and the judgment is currently under appeal.

We have previously disclosed a lawsuit, filed in March 2004 in the 285th Judicial District Court in Bexar County, Texas by certain individuals, naming us and our Spacelabs Medical subsidiary, as well as a hospital located in Bexar County, Texas, in a petition, claiming that the individuals suffered injuries in March 2003 caused, in part, by a defective monitoring system manufactured by Spacelabs Medical. We have also previously disclosed a lawsuit, filed in April 2004 in the 21st Judicial District Court, Parish of Tangipahoa, Louisiana by certain individuals, naming our Spacelabs Medical subsidiary, as well as several other defendants, in a petition that alleges, among other things, that a product possibly manufactured by Spacelabs Medical failed to properly monitor a hospital patient thereby contributing to the patient’s death in November 2001. We do not presently consider either of these legal proceedings to be material to our business and therefore will no longer disclose information about them in the reports that we file with the Securities and Exchange Commission.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” we have not accrued for loss contingencies relating to the above matters because we believe that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to us, the impact on our results of operations, financial position and/or liquidity could be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

Our Common Stock is traded on The NASDAQ Global Market under the symbol “OSIS.”

The following table sets forth the high and low sale prices of a share of our Common Stock as reported by The NASDAQ Global Market on a quarterly basis for the fiscal years ended June 30, 2006 and June 30, 2007. The prices shown reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2006:	High	Low
Quarter ended September 30, 2005	$18.44	$14.41
Quarter ended December 31, 2005	$19.34	$14.60
Quarter ended March 31, 2006	$23.34	$18.13
Quarter ended June 30, 2006	$21.38	$16.60

2007:	High	Low
Quarter ended September 30, 2006	$19.96	$17.01
Quarter ended December 31, 2006	$21.74	$18.53
Quarter ended March 31, 2007	$27.97	$20.09
Quarter ended June 30, 2007	$29.80	$25.56

As of September 10, 2007, there were approximately 91 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

Dividend Policy

We have not paid any cash dividends since the consummation of our initial public offering in 1997 and anticipate that we will retain any available funds for use in the operation of our business. We do not currently intend to pay any cash dividends in the foreseeable future. Our Board of Directors will determine the payment of future cash dividends, if any. Certain of our current bank credit facilities restrict the payment of cash dividends and future borrowings may contain similar restrictions.

Issuer Purchases of Equity Securities

In March 1999, our Board of Directors authorized a stock repurchase program for the repurchase of up to 2 million shares of our Common Stock. In September 2004, we increased the number of shares available for repurchase under the stock repurchase program by 1 million shares. At June 30, 2007, 1,330,973 shares were available for repurchase under the program. The following table summarizes the stock repurchase activity for the three months ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
April 1, 2007 to April 30, 2007	—	—	—	1,330,923
May 1, 2007 to May 31, 2007	—	—	—	1,330,973
June 1, 2007 to June 30, 2007	—	—	—	1,330,973
Total	—	—	—	1,330,973

Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of June 30, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,332,129	$18.63	552,963
Equity participation plans not approved by security holders	—	—	—

Total	1,332,129	$18.63	552,963

(1)	Includes shares of our Common Stock issuable upon exercise of options from our 2006 Equity Participation Plan.

Performance Graph

The graph below compares the cumulative total shareholder return for the period beginning on the market close on the last trading day before the beginning our fifth preceding fiscal year through and including the end of our last completed fiscal year, with (a) The NASDAQ Global Market Index and (b) a peer group of publicly-traded issuers with which we have generally competed.

The peer group includes the following companies: American Science & Engineering (AMEX Symbol: ASE), Analogic Corporation (NASDAQ Symbol: ALOG), Criticare Systems, Inc. (AMEX Symbol: CMD) and Datascope Corporation (NASDAQ Symbol: DSCP).

The graph assumes that $100.00 was invested on June 30, 2002 in (a) our Common Stock, (b) The NASDAQ Global Market Index and (c) the companies comprising the peer group described above (weighted according to each respective issuer’s stock market capitalization at the beginning of each period for which a return is indicated). The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of Five Year Cumulative Total Return

Assumes Initial Investment of $100

June 2002 through June 2007

Among OSI Systems, Inc.,

The NASDAQ Composite Index And A Peer Group

The following table provides the same information in tabular form as of June 30,:

	2002	2003	2004	2005	2006	2007
OSI Systems, Inc.	100.00	79.07	100.50	79.63	89.61	137.92
The NASDAQ Composite Index	100.00	108.29	139.82	140.70	151.54	183.10
Peer Group	100.00	98.37	111.42	132.02	134.83	174.68

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2007 and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of June 30, 2006 and 2007, and for each of the years in the three-year period ended June 30, 2007, are included elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Year Ended June 30,
	2003	2004	2005	2006	2007
	(in thousands, except earnings per share data)
Consolidated Statements of Operations Data(1):
Revenues	$182,644	$247,069	$385,041	$452,686	$532,284
Cost of goods sold	122,661	163,712	243,415	276,025	354,067

Gross profit	59,983	83,357	141,626	176,661	178,217
Operating expenses:
Selling, general and administrative	29,160	54,161	116,245	138,428	149,201
Research and development	8,865	14,638	30,537	35,839	44,446
Impairment, restructuring and other charges	—	1,061	—	800	26,071
Other operating expenses	—	1,104	1,824	623	658

Total operating expenses	38,025	70,964	148,606	175,690	220,376

Income (loss) from operations	21,958	12,393	(6,980)	971	(42,159)
Other income (expense):
Other	(274)	129	(182)	824	15,766
Interest expense	(380)	(283)	(807)	(1,558)	(4,544)
Interest income	1,166	863	196	267	475

Income (loss) before income taxes and minority interest	22,470	13,102	(7,773)	504	(30,462)
Provision (benefit) for income taxes	6,521	3,316	(5,309)	1,090	(12,876)

Income (loss) before minority interest	15,949	9,786	(2,464)	(586)	(17,586)
Minority interest	(156)	170	69	(1,772)	(1,172)

Net income (loss)	$15,793	$9,956	$(2,395)	$(2,358)	$(18,758)

Net income (loss) available to common shareholders—diluted	$15,793	$9,956	$(2,502)	$(2,738)	$(18,815)

Basic earnings (loss) per common share	$1.13	$0.68	$(0.15)	$(0.14)	$(1.11)

Diluted earnings (loss) per common share	$1.09	$0.65	$(0.15)	$(0.17)	$(1.12)

Weighted average shares outstanding—diluted	14,513	15,236	16,223	16,517	16,844

	Year Ended June 30,
	2003	2004	2005	2006	2007
	(in thousands)
Consolidated Balance Sheet Data(1):
Cash and cash equivalents	$94,246	$39,879	$14,623	$13,799	$15,980
Working capital	141,916	147,543	130,375	162,156	158,741
Total assets	229,538	331,801	347,120	403,498	451,483
Long-term debt	1,838	32	4,852	5,483	25,709
Total debt	4,463	2,553	21,103	17,591	48,228
Total shareholders’ equity	180,399	227,482	223,627	248,947	247,212

(1)	Results of operations for the fiscal years 2004 through 2007, and our financial position as of June 30, 2004, 2005, 2006 and 2007 incorporate the effect of several acquisitions, including that of Spacelabs Medical.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (a) Security, providing security and inspection systems; (b) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for applications in the defense and aerospace markets, among others.

Security Division.    Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. and foreign government agencies. These products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 35% of our total consolidated revenues for fiscal 2007.

Following the September 11, 2001 terrorist attacks, U.S. Government spending for the development and acquisition of security and inspection systems increased in response to the attacks and has continued at high levels during its global war on terrorism. This spending has had a favorable impact on our business. However, future levels of such spending could decrease as a result of changing budgetary priorities or could shift to products that we do not provide. Additionally, competition for contracts has become more intense in recent years as new competitors and technologies have entered this market.

Healthcare Division.    Through our Healthcare division, we design, manufacture and market patient monitoring, diagnostic cardiology and anesthesia systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 44% of our total consolidated revenues for fiscal 2007.

The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing patient monitoring, diagnostic cardiology and anesthesia products on the basis of product performance, functionality, value and service. We also believe that price has become an important factor in hospital purchasing decisions because of pressures they are facing to cut costs.

Optoelectronics and Manufacturing Division.    Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, CT, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. Revenues from our Optoelectronics and Manufacturing division accounted for approximately 21% of our total consolidated revenues for fiscal 2007.

Despite the overall growth in revenues that we experienced, our operating losses for fiscal 2007 grew in comparison to the prior year period, primarily as a result of: (i) a $21.5 million charge associated with the impairment of certain intangible and fixed assets; (ii) $10.3 million of inventory charges following a review of our product portfolio; (iii) $4.5 million of restructuring charges primarily related to the consolidation of several manufacturing processes and facilities among each of our three operating divisions and corporate; (iv) a $0.6 million charge for in-process research and development related to our acquisition of Del Mar Reynolds; (v) lower sales of patient monitors in North America by our Healthcare division (such monitors generally carry a higher gross margin than many of our other products); and (vi) cost overruns in certain long-term contracts for weapons simulation systems sold by our Optoelectronics and Manufacturing division.

During fiscal 2007, we undertook a review of our global operations as part of our on-going efforts to integrate recent acquisitions and rationalize our overall cost structure. The review resulted in the implementation of cost-cutting measures during the second half of fiscal 2007 resulting in approximately $17 million of pre-tax annualized cost savings, including a reduction of approximately 8% of our global workforce and the consolidation of multiple facilities. The full year beneficial impact of these cost savings is expected to be realized in fiscal 2008.

Acquisitions.    An active acquisition program is an important element of our corporate strategy. In the last three fiscal years, we have invested approximately $35 million, in the aggregate, to acquire companies, product lines, and technologies. We believe that our acquisition program supports our long-term strategic direction, strengthens our competitive position, expands our customer base and provides greater scale to increase our investment in research and development to accelerate innovation, grow our earnings and increase stockholder value. We expect to continue to acquire companies, products, services and technologies. See Note 2 of our Notes to Consolidated Financial Statements for additional information related to our recent acquisitions.

In the third quarter of fiscal 2005, we acquired Blease Medical, a global manufacturer and distributor of anesthesia delivery systems, ventilators and vaporizers. In the first quarter of fiscal 2007, we acquired Del Mar Reynolds, a global manufacturer and distributor of cardiac monitoring systems, as well as an operation that provides contract manufacturing services. The acquisition of businesses affects the comparability of financial results between fiscal periods. As a result, we have quantified, where appropriate, the impact of the businesses that we have recently acquired.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States. Our preparation of these Consolidated Financial Statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. As a result, actual results may differ from such estimates. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors. The following summarizes our critical accounting policies and significant estimates used in preparing our Consolidated Financial Statements:

Revenue Recognition.    We recognize revenue upon shipment of products when title and risk of loss passes, and when terms are fixed and collection is probable. In accordance with the terms of Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force 00-21 “Revenue Arrangements with Multiple Deliverables,” where installation services, if provided, are essential to the functionality of the equipment, we defer the portion of revenue for the sale attributable to installation until we have completed the installation. When terms of sale include subjective customer acceptance criteria, we defer revenue until the acceptance criteria are met. Concurrent with the shipment of the product, we accrue estimated product return reserves and warranty expenses. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not the customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of the revenue that we recognize. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product.

We undertake projects that include the design, development and manufacture or fabrication of large, complex cargo and vehicle inspection systems that are specially customized to our customers’ specifications or that involve fixed-site construction. We record sales under such contracts under the percentage-of-completion method in accordance with Statement of Position No. 81-1 “Accounting for Performance of Construction-Type

and Certain Production-Type Contracts.” We record costs and estimated revenues as we perform work based on the percentage that incurred costs bear to estimated total costs, utilizing the most recent estimates of costs. If our current contract estimate indicates a loss, we make a provision for the total anticipated loss in the current period. Critical estimates made by management related to revenue recognition under the percentage-of-completion method include the estimation of costs at completion and the determination of the overall margin rate on the specific project.

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

Allowance for Doubtful Accounts.    The allowance for doubtful accounts involves estimates based on management’s judgment, review of individual receivables and analysis of historical bad debts. We monitor collections and payments from our customers and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Business Combinations.    In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development based on their estimated fair values. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed in material transactions. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and is inherently uncertain.

Other significant estimates associated with the accounting for acquisitions include restructuring costs. Restructuring costs are primarily composed of severance costs, costs of consolidating facilities and contract termination costs. Restructuring expenses are based upon plans that have been committed to by management, but which are subject to refinement. Estimated restructuring expenses may change as management executes the plan. Decreases to the cost estimates of executing the plans associated with pre-merger activities of the companies we acquire are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter.

For a given acquisition, we may identify certain pre-acquisition contingencies. If, during the purchase price allocation period, we are able to determine the fair value of a pre-acquisition contingency, we will include that amount in the purchase price allocation. If, as of the end of the purchase price allocation period, we are unable to determine the fair value of a pre-acquisition contingency, we will evaluate whether to include an amount in the purchase price allocation based on whether it is probable that a liability had been incurred and whether an amount can be reasonably estimated. With the exception of unresolved tax matters, after the end of the purchase price allocation period, any adjustment to amounts recorded for a pre-acquisition contingency will be included in our operating results in the period in which the adjustment is determined.

Impairment of Long-Lived Assets.    We test goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. For purposes of testing for goodwill impairment, we have determined that we have five reporting units, consisting of the Security division, the Optoelectronics and Manufacturing division and three reporting units within the Healthcare division. We test goodwill for impairment annually during the second fiscal quarter using a two-step process. First, we determine if the carrying amount of any of the reporting units exceeds its fair value. We use a discounted cash flows method to make this determination for our Security and Optoelectronics and Manufacturing divisions and we use a market value method for our Healthcare division (based on the market price of the Healthcare division’s publicly traded stock). If these methods indicate a potential impairment of goodwill associated with the respective reporting unit, we then compare the implied fair value of the goodwill associated with the respective reporting unit to its carrying amount to determine if there is an impairment loss. We performed this annual impairment test for goodwill during the second quarter of fiscal 2007 and concluded that there was no impairment of goodwill.

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

During the second quarter of fiscal 2007, we recognized non-cash impairment charges totaling $21.5 million relating to software development costs, core technology, developed technology, customer relationships/backlog and fixed assets. Of the $21.5 million impairment charge, $21.3 million was recognized within the Security division and $0.2 million was recognized within the Optoelectronics and Manufacturing division. See Note 8 to the Consolidated Financial Statements for additional information about these impairment charges.

Stock-Based Compensation Expense.    Effective July 1, 2005, we adopted SFAS 123(R), “Share-Based Payment” (SFAS 123(R)), using the modified prospective approach and therefore have not restated results for prior periods. Under this approach, awards that are granted, modified or settled after July 1, 2005 have been and will be measured and accounted for in accordance with SFAS 123(R). Unvested awards that were granted prior to July 1, 2005 will continue to be accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (SFAS 148), except that compensation cost will be recognized in our results of operations. Pursuant to the provisions of SFAS 123(R), we record stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants.

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

The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). In addition, SFAS 123(R) requires us to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, stock-based compensation expense could differ significantly from the amounts we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as necessary. We recognize the cumulative effect on current and prior periods of a change in the estimated forfeiture rate as compensation cost in earnings in the period of the revision. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially in the future. See Note 10 (Stock-based Compensation) to the Consolidated Financial Statements for a further discussion of stock-based compensation.

Legal and Other Contingencies.    We are currently involved in various claims and legal proceedings. Each fiscal quarter, we review the status of each significant legal dispute to which we are a party and assess our potential financial exposure, if any. If the potential financial exposure from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Net Revenues

The table below and the discussion that follows are based upon the way we analyze our business. See Note 16 to the Consolidated Financial Statements for additional information about business segments.

	2005	% of Net Sales	2006	% of Net Sales	2007	% of Net Sales	2005-2006 % Change	2006-2007 % Change
	(Dollars in millions)
Security	$123.2	32%	$135.1	30%	$186.6	35%	10%	38%
Healthcare	195.7	51%	220.6	49%	233.2	44%	13%	6%
Optoelectronics / Manufacturing	84.6	22%	125.9	28%	150.5	28%	49%	20%
Intercompany Revenue	(18.5)	(5)%	(28.9)	(7)%	(38.0)	(7)%	57%	31%

Total Sales	$385.0		$452.7		$532.3		18%	18%

Fiscal 2007 Compared with Fiscal 2006.    Net revenues for fiscal 2007, increased $79.6 million, or 18%, to $532.3 million from $452.7 million for the comparable prior-year period.

Revenues for the Security division for fiscal 2007, increased $51.5 million, or 38%, to $186.6 million, from $135.1 million for the comparable prior-year period. The increase was primarily attributable to a $28.1 million, or 26%, increase in sales of baggage and parcel inspection and people screening systems, and a $23.4 million, or 81%, increase in sales of cargo and vehicle inspection systems.

Revenues for the Healthcare division for fiscal 2007, increased $12.6 million, or 6%, to $233.2 million, from $220.6 million for the comparable prior-year period. The increase was primarily attributable to the inclusion of $28.4 million of revenues from Del Mar Reynolds, a business that we acquired in July 2006, partially offset by a decline in patient monitoring sales of $13.6 million and a decline in anesthesia delivery sales of approximately $0.8 million.

Revenues for the Optoelectronics and Manufacturing division for fiscal 2007, increased $15.5 million, or 16%, to $112.5 million, from $97.0 million for the comparable prior-year period, net of intercompany eliminations. The increase was primarily attributable to an increase in commercial optoelectronic sales of $6.9 million and an increase in contract manufacturing sales of $6.9 million due primarily to the inclusion of revenues from a small acquisition in July 2006. In addition, for fiscal 2007, the division recorded intercompany sales of $38.0 million, compared to $28.9 million in the comparable prior-year period. Such sales, which are made to the Security and Healthcare divisions, are eliminated in consolidation.

Fiscal 2006 Compared with Fiscal 2005.    Net revenues for fiscal 2006, increased $67.7 million, or 18%, to $452.7 million from $385.0 million for the comparable prior-year period.

Revenues for the Security division for fiscal 2006, increased $11.9 million, or 10%, to $135.1 million, from $123.2 million for the comparable prior-year period. The increase was primarily attributable to an $11.5 million, or 12%, increase in revenues in our baggage, parcel inspection and people screening product lines, and a $0.4 million, or 1%, increase in revenues from the cargo and vehicle inspection product lines.

Revenues for the Healthcare division for fiscal 2006, increased $24.9 million, or 13%, to $220.6 million from $195.7 million for the comparable prior-year period. The increase was primarily attributable to higher patient monitoring sales as well as to the inclusion of a full year of revenues from Blease, a company we acquired in February 2005. The increase in revenues was partially offset by a decline in sales of pulse oximetry products.

Revenues for the Optoelectronics and Manufacturing division for fiscal 2006 increased $30.9 million, or 47%, to $97.0 million, from $66.1 million for the comparable prior-year period net of intercompany eliminations. The increase was primarily attributable to higher contract manufacturing and commercial optoelectronic sales, partially offset by a decline in sales of defense optoelectronics. In addition, during fiscal 2006, the division recorded intercompany sales of $28.9 million, compared to $18.4 million in the comparable prior-year period.

Gross Profit

Our gross profit is affected by a number of factors, including product mix, unit volumes, pricing, competition, new product introductions, capacity utilization, new manufacturing programs, inventory obsolescence and the expansion and consolidation of manufacturing facilities. As a result, our gross profit varies from period to period. The following table provides a summary of our gross profit:

	2005	% of Net Sales	2006	% of Net Sales	2007	% of Net Sales
	(Dollars in millions)
Gross profit	$141.6	36.8%	$176.6	39.0%	$178.2	33.5%

Fiscal 2007 Compared with Fiscal 2006.    Gross profit increased $1.6 million, or 1%, to $178.2 million for fiscal 2007, from $176.6 million for the comparable prior-year period. The gross margin decreased to 33.5%, from 39.0% over the same period. This decrease was partially attributable to the recording of $10.3 million of inventory charges during fiscal 2007, following a global review of operations during which we determined that certain finished goods inventory values, primarily associated with cargo and vehicle inspection products developed by our Security division, were impaired. These inventory charges reduced our gross margin by 1.9%. The decline in gross margin was also attributable to: (i) lower gross margins within our Security division due to an increase in sales of cargo and vehicle inspection products that were sold at lower gross margins than our baggage and parcel inspection and people screening systems, but which we expect to sell at higher gross margins when future repeat sales result in greater operating efficiencies; (ii) reduced patient monitoring systems sales by our Healthcare division (such sales generally carry higher gross margins than many of our other products); (iii) growth in sales of contract manufacturing services and commercial optoelectronic products by our Optoelectronic and Manufacturing division (such products and services generally carry lower gross margins than the products and services of the other divisions); and (iv) cost overruns incurred during the performance of certain long-term contracts for the development and manufacture of weapons simulation systems by our Optoelectronics and Manufacturing division.

Fiscal 2006 Compared with Fiscal 2005.    Our gross profit increased $35.0 million, or 25%, to $176.6 million for fiscal 2006, from $141.6 million for the comparable prior-year period. Our gross margin increased to 39.0%, from 36.8% in the comparable prior-year period. The increase in gross margin was primarily attributable to: (i) improved gross margins in the Security division due to favorable changes in the product mix and increased sales; and (ii) increased sales of patient monitoring systems by our Healthcare division, which resulted in improved gross margins as the division was able to leverage its fixed cost structure coupled with successful cost reduction initiatives.

Operating Expenses

	2005	% of Net Sales	2006	% of Net Sales	2007	% of Net Sales	2005-2006 % Change	2006-2007 % Change
	(Dollars in millions)
Selling, general and administrative	$116.2	30.2%	$138.4	30.6%	$149.2	28.0%	19%	8%
Research and development	30.6	7.9%	35.9	7.9%	44.4	8.4%	17%	24%
Impairment, restructuring and other charges	—	—	0.8	0.2%	26.1	4.9%	NM %	NM %
Other operating expenses	1.8	0.5%	0.6	0.2%	0.7	0.1%	(67)%	—%

Total operating expenses	$148.6	38.6%	$175.7	38.9%	$220.4	41.4%	18%	25%

Selling, general and administrative

Fiscal 2007 Compared with Fiscal 2006.    Selling, general and administrative (SG&A) expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For fiscal 2007, SG&A expenses increased by $10.8 million, or 8%, to $149.2 million from $138.4 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses for fiscal 2007 decreased to 28.0%, from 30.6% in the comparable prior-year period. The increase in SG&A expenses in 2007, over the comparable prior-year period, was primarily attributable to: (i) approximately $13.5 million in increased Healthcare division spending primarily due to spending in support of Del Mar Reynolds, a business that we acquired in July 2006, and (ii) an increase of $4.3 million to support the growth in the Optoelectronic and Manufacturing division. This increase in SG&A expenses was partially offset by a $5.7 million reduction in legal expenses as we concluded during fiscal 2007 certain litigation matters involving Science Applications International Corporation and the General Electric Corporation as well as reductions in the level of litigation activity associated with an ongoing lawsuit with L-3 Communications Corporation.

Fiscal 2006 Compared with Fiscal 2005.    For fiscal 2006, SG&A expenses increased by $22.2 million, or 19%, to $138.4 million from $116.2 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses in fiscal 2006 increased to 30.6%, from 30.2% in the comparable prior-year period. The increase in SG&A expenses in fiscal 2006 over the comparable prior-year period was primarily attributable to: (i) a $5.1 million increase in spending on legal fees primarily in support of ongoing litigation with L-3 Communications Corporation and with Science Applications International Corporation; (ii) a $3.3 million increase in corporate administrative spending to support the overall growth of our businesses; (iii) a foreign currency exchange loss of $1.8 million, compared to a foreign currency exchange loss of $0.2 million for the comparable prior-year period; (iv) the recognition of $4.5 million in stock compensation expense under SFAS 123(R) which was adopted on July 1, 2005 related to employee stock options and employee stock purchases; (v) a $2.6 million increase due to the inclusion of the SG&A expenses of Blease for a full year; and (vi) and an increase of approximately $6.9 million in general sales and administrative support costs to support the growth in all three of our business segments. The increase in SG&A expenses was partially offset by the impact of a net decrease in the amount of bad debt expense recorded for a previously disclosed international receivable for our cargo and vehicle inspection product line of approximately $1.7 million as compared with an amount expensed in fiscal 2005.

Research and development

Our Security and Healthcare divisions have historically invested substantial amounts in research and development. We intend to continue this trend in future years; although, specific programs may or not may not continue to be funded and funding levels may fluctuate.

Fiscal 2007 Compared with Fiscal 2006.    Research and development expenses include research related to new product development and product enhancement expenditures. For fiscal 2007, such expenses increased by $8.5 million, or 24%, to $44.4 million, from $35.9 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 8.4% fiscal 2007, compared to 7.9% for the comparable prior-year period. The increase in research and development expenses was primarily attributable to: (i) incremental spending of approximately $6.6 million by our Healthcare division primarily incurred in connection with support of Del Mar Reynolds (a business acquired in July 2006) and in support of next generation patient monitoring products; and (ii) increased investment by our Security division of $3.0 million, primarily to support new hold (checked) baggage screening products. These increases were partially offset by a $1.0 million reduction in Optoelectronic and Manufacturing division spending.

Fiscal 2006 Compared with Fiscal 2005.    For fiscal 2006, research and development expenses increased by $5.3 million, or 17%, to $35.9 million, from $30.6 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 7.9% in fiscal 2006, compared to 7.9% in the comparable prior-year period. The increase in research and development expenses was primarily attributable to: (i) incremental spending of approximately $2.5 million by our Healthcare division to ramp up for the development of next generation patient monitoring products; (ii) $2.4 million in increased spending by our Security division primarily to support the development of hold (checked) baggage screening products; and (iii) the recognition of $0.5 million in stock compensation expense under SFAS 123(R) related to employee stock options and employee stock purchases, which we adopted on July 1, 2005.

Impairment, Restructuring, and Other Charges

In fiscal 2007, we initiated a series of restructuring activities, which were intended to realign our global capacity and infrastructure with demand by our customers and thereby improve our operational efficiency. These activities included reducing excess workforce and capacity, consolidating and relocating certain manufacturing facilities and reviewing the value of certain technologies and product lines. Impairment, restructuring and other charges primarily include employee severance, costs related to facilities that are no longer in use and the impairment of certain intangible and fixed assets. The overall impact of the restructuring activities is that we lower costs and better utilize our overall existing manufacturing capacity. This enhances our ability to improve operating margins and to retain and expand existing relationships with customers and attract new business. We may utilize similar measures in the future to realign our operations to further increase our operating efficiency, which may materially affect our results of operations in the future.

Fiscal 2007 Compared with Fiscal 2006.    During fiscal 2007, as part of a global review of our operations, we assessed the value of certain technologies and product lines. As a result of this assessment, we recorded charges of $31.8 million. This amount consists of (i) $21.5 million of asset impairment of certain identifiable intangible and fixed assets, and (ii) $10.3 of inventory charges, primarily related to finished goods inventory. Of the $21.5 million of impairment charges related to intangible and fixed assets, $21.3 million was recorded within our Security division and $0.2 million was recorded within our Optoelectronics and Manufacturing division. Of the $10.3 million of impairment charges related to inventory, $9.9 million was recorded within our Security division and $0.4 million was recorded within our Optoelectronics and Manufacturing division. We have reflected such inventory charges in cost of goods sold in our Consolidated Financial Statements. Additionally, we incurred $4.5 million of restructuring charges related to headcount reductions, office closures, and similar termination issues. Of the $4.5 million of restructuring costs, $1.8 million was recorded within our Healthcare division, $1.9 million within our Security division, $0.6 million within our Optoelectronics and Manufacturing division and $0.2 million within the corporate segment. In fiscal 2006, restructuring charges totaled $0.8 million associated with the consolidation of certain facilities.

Other Operating Expenses

In July 2006, our Healthcare division completed the acquisition of the Del Mar Reynolds Cardiac division of Ferraris Group PLC. In connection with this acquisition, our Healthcare division entered into retention bonus agreements with key personnel and recognized approximately $0.6 million of other operating expenses during fiscal 2007. In March 2004, we completed the acquisition of Spacelabs. As a result of the acquisition, we assumed management retention bonus agreements for key personnel of Spacelabs. These retention bonuses vested over a two year period. We recorded retention expense of $1.8 million and $0.6 million for the years ended June 30, 2005 and 2006, respectively. As of June 30, 2007, we had no further obligations under these retention bonus agreements.

Other Income and Expenses

	2005	% of Net Sales	2006	% of Net Sales	2007	% of Net Sales	2005-2006 % Change		2006-2007 % Change
	(Dollars in millions)
Other income	—	—%	0.8	0.1%	15.8	3.0%	NM	%	NM	%
Write down of equity investments	(0.2)	(0.1)%	—	—%	—	—%	NM	%	NM	%
Interest income	0.2	0.1%	0.3	—%	0.5	0.1%	36%		67%
Interest expense	(0.8)	(0.2)%	(1.6)	(0.3)%	(4.6)	(0.9)%	93%		188%

Total non-operating income (expense)	$(0.8)	(0.2)%	$(0.5)	(0.2)%	$11.7	2.2%	NM	%	NM	%

Other Income

In fiscal 2007, we received $15.0 million from General Electric Corporation in settlement of a dispute associated with our acquisition in fiscal 2004 of Spacelabs Medical, and a $0.8 million payment in settlement of a dispute with a competitor of our Optoelectronics and Manufacturing division.

In fiscal 2006, we entered into a $25.4 million foreign currency forward contract to buy British pounds in anticipation of the Del Mar Reynolds acquisition. Consistent with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we concluded that this contract did not qualify for hedge accounting treatment and should be booked as an unrealized gain as of June 30, 2006. The amount of the unrealized gain was $0.5 million. In July 2006, the Del Mar Reynolds acquisition was completed and the foreign currency forward contract settled, resulting in a fiscal 2007 loss of $0.1 million. In fiscal 2005, no other income was recognized.

Interest Expense

Fiscal 2007 Compared to Fiscal 2006.    In fiscal 2007, we incurred interest expense of $4.6 million, compared to $1.6 million in fiscal 2006. The increase was primarily attributable to increases in borrowings used to fund our acquisition of Del Mar Reynolds in July 2006 and to fund working capital requirements.

Fiscal 2006 Compared to Fiscal 2005.    In fiscal 2006, we incurred interest expense of $1.6 million, compared to $0.8 million in fiscal 2005. The increase in expense was primarily attributable to an increase in borrowings in fiscal 2006 to support our working capital requirements and rising interest rates.

Provision (Benefit) for Income Taxes

The effective tax rate for a particular period varies depending on the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon our current analysis of the realizability of these deferred tax assets, the level of non-deductible expenses as well as tax holidays granted to certain of our international subsidiaries.

Fiscal 2007 Compared to Fiscal 2006.    In fiscal 2007, we recorded an income tax benefit of $12.9 million or 42.3% of our pre-tax loss, compared to $1.1 million of income tax expense or 216.3% of pre-tax income in fiscal 2006. The change in the effective tax rate was primarily attributable to (i) additional research and development tax credits in fiscal 2007 and (ii) the repatriation of dividend income from certain of our foreign subsidiaries in fiscal 2006, which did not occur in fiscal 2007.

Fiscal 2006 Compared to Fiscal 2005.    In fiscal 2006, we recorded income tax expense of $1.1 million, or 216.3% of pre-tax income, compared to $5.3 million of income tax benefit, or (68.3%) of pre-tax loss in fiscal 2005. The increase in the effective tax rate was primarily attributable to (i) the inclusion of incentive stock options expense in total compensation expense due to the adoption of SFAS 123(R) in fiscal 2006, which does not qualify for a tax deduction resulting in a 146.4% increase to our effective tax rate and (ii) the repatriation of dividend income from Malaysia which qualified for an 85% exemption from federal income taxes which resulted in a 71.3% increase to our effective tax rate.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $16.0 million at June 30, 2007, an increase of $ 2.2 million from $13.8 million at June 30, 2006. The changes in our working capital and cash and cash equivalent balances are described below.

	2005	2006	2007	2005-2006 % Change	2006-2007 % Change
	(Dollars in millions)
Working capital	$130.4	$162.2	$158.7	24%	-2%
Cash and cash equivalents	14.6	13.8	16.0	-5%	16%

Working Capital

The decrease in working capital in fiscal 2007 was primarily due to increases in customer advances, trade payables and borrowings under lines of credit, which were partially offset by growth in our accounts receivable as a result of our strong sales in the fourth quarter. The increase in working capital in fiscal 2006 was primarily due to the $26.3 million of cash received from the initial public offering in October 2005 of a minority interest in Spacelabs Healthcare and to the increases in accounts receivable and inventory to support our growth, which was partially offset by increased trade payables.

	2005	2006	2007	2005-2006 % Change	2006-2007 % Change
	(Dollars in millions)
Cash used in operating activities	$(12.9)	$(12.2)	$(2.3)	-5%	-81%
Cash used in investing activities	(29.6)	(16.3)	(30.2)	-45%	85%
Cash provided by financing activities	16.0	26.7	35.8	67%	34%

Cash Used in Operating Activities.

Cash flows from operating activities can fluctuate significantly from period to period as net income (loss), tax timing differences, and other items can significantly impact cash flows. Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters.

Fiscal 2007 Compared with Fiscal 2006.    Cash used in operating activities decreased $9.9 million in fiscal 2007 compared to fiscal 2006, primarily as a result of reduced growth in accounts receivables and inventory due to the additional emphasis placed upon working capital management. This improvement in working capital management was partially offset by lower net income before non-cash charges.

Fiscal 2006 Compared with Fiscal 2005.    Cash used in operating activities decreased $0.7 million in fiscal 2006 compared to fiscal 2005. Non-cash expenses for depreciation and amortization and stock based compensation increased $8.9 million but were partially offset by the increased use of cash to support operating assets and liabilities in connection with our 18% revenue growth in fiscal 2006.

Cash Used in Investing Activities

The changes in cash flows from investing activities primarily relate to acquisitions as well as to capital expenditures and other assets to support our growth.

Fiscal 2007 Compared with Fiscal 2006.    Cash flows used in investing activities increased $13.9 million in fiscal 2007 primarily due to (i) increases in acquisitions of $22.8 million primarily associated with the Del Mar Reynolds transaction in July 2006 and (ii) the buyback of subsidiary stock of $4.5 million. Such changes were partially offset by a $15.0 million payment from General Electric Corporation in settlement of a dispute associated with our acquisition of Spacelabs Medical in fiscal 2004 as well as a $0.8 million reduction in capital expenditures in the normal course of business.

Fiscal 2006 Compared with Fiscal 2005.    Cash flows used in investing activities decreased $13.3 million in fiscal 2006 compared to fiscal 2005 primarily due to the change in acquisition activity in fiscal 2006, as compared to fiscal 2005, when we acquired Blease Medical Holding Limited for approximately $9.3 million (net of cash acquired). In addition, capital expenditures and intangible and other assets purchases decreased approximately $1.8 million in the normal course of business.

Cash Provided by Financing Activities

The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations to the issuance of and/or repurchase of our stock and to the exercise activity in our stock options warrants and employee stock purchase plan.

Fiscal 2007 Compared with Fiscal 2006.    Cash flows provided by financing activities increased $9.1 million in fiscal 2007 primarily due to (i) an increase in long-term debt of $19.4 million which was primarily utilized to fund the acquisition of Del Mar Reynolds, (ii) an increase in borrowings under bank lines of credit of $10.8 million to support working capital requirements and (iii) an increase in proceeds from the exercise of stock options, warrants and employee stock purchase plan of $3.5 million primarily related to the exercise of stock options. This increase in cash flows from financing activities in fiscal 2007 was partially offset by cash proceeds of $26.3 million received from the initial public offering of a minority interest in Spacelabs Healthcare in fiscal 2006 as compared to no such public offering in fiscal 2007.

Fiscal 2006 Compared with Fiscal 2005.    Cash provided by financing activities increased $10.7 million in fiscal 2006 primarily driven by (i) the $26.3 million of cash received from the initial public offering in fiscal 2006 of a minority interest in Spacelabs Healthcare, (ii) there were no stock repurchases in fiscal 2006 compared to $3.8 million in fiscal 2005, and (iii) a $2.0 million increase in proceeds from the exercise of stock options, warrants and employee stock purchase plan. These increases were partially offset by a reduction in net borrowings of approximately $21.4 million in fiscal 2006 as a result of the cash received from the issuance of Spacelabs stock.

Borrowings

In July 2007, we entered into a Credit Agreement with Wachovia Bank, N.A., as administrative agent for several lending banks and other financial institutions. This credit agreement provides us with (a) a $44.75 million revolving loan, including letter-of-credit and swingline loan subfacilities and (b) a $44.75 million term loan which is repayable over the term of the agreement. The term of the agreement expires on July 26, 2012. Interest on borrowings under the credit agreement varies, depending on factors such as our consolidated leverage ratio and compliance with certain financial covenants, but will accrue at either (a) the London interbank offered rate, plus between 2% and 2.5% or (b) the bank’s prime rate, plus between 1% and 1.5%. Under the credit agreement, our accessible borrowing availability may be limited, depending, at various times during the term of the agreement, on our accounts receivable, finished goods inventory, raw materials inventory and indebtedness incurred by our foreign-based subsidiaries. Accessible borrowing availability is also subject to our compliance with certain customary covenants, including financial covenants. Under the credit agreement, we may also have the ability to increase the size of the combined facility to up to $100 million and, upon repayment of the entire term loan, to increase the size of the revolving loan to up to $100 million assuming that we are able to find a lender willing to finance such incremental amounts. Our obligations under the credit agreement are secured by all of our U.S. assets, including all of the equity that we hold in our U.S.-based subsidiaries, plus 65% of the equity that we hold in certain of our significant foreign subsidiaries. In addition, our U.S.-based subsidiaries guaranty our obligations under the credit agreement.

Prior to our entry into this credit agreement with Wachovia Bank, we had previously maintained a credit agreement with Bank of the West. Our credit agreement with Bank of the West provided us with a $35 million senior revolving line of credit, including a letter of credit and foreign exchange facility, each of which was secured by substantially all of our U.S. assets, including our stock ownership of Spacelabs Healthcare. Prior to our entry into the credit agreement with Wachovia Bank, our Healthcare division also maintained a credit agreement with Bank of the West, which provided for a $10 million senior revolving line of credit, including a letter-of-credit and foreign exchange facility, and a $27.4 million loan to fund the purchase of the Del Mar Reynolds cardiology division of Ferraris Group PLC. As of June 30, 2007, $7.5 million was outstanding under the revolving line-of-credit of our credit agreement with Bank of the West and $8.6 million was issued and outstanding under the letter-of-credit facility of our credit agreement with Bank of the West. In addition, as of June 30, 2007, our Healthcare division had $9.3 million outstanding under its revolving line-of-credit and $21.8 million outstanding under its term loan with Bank of the West.

Simultaneous with our entry into the credit agreement with Wachovia Bank, we terminated our credit agreement with Bank of the West and our Healthcare division also terminated its credit agreement with Bank of the West. As a result, no amounts are outstanding under either agreement.

As of June 30, 2007, several of our foreign subsidiaries maintained bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters of credit. The total amount of these credit facilities was $36.3 million with a total cash borrowing sub limit of $10.8 million, of which nothing was outstanding at June 30, 2007. The weighted average interest rate of these facilities was 7.1% at June 30, 2007. We have guaranteed a portion of these credit facilities.

We believe that cash from operations, existing cash and lines of credit will be sufficient to meet our cash requirements for the next twelve months.

Other Contractual Obligations and Commitments

Under the terms and conditions of the purchase agreements associated with the following acquisitions, we may be obligated to make additional payments:

In August 2002, we purchased a minority equity interest in CXR Limited, a United Kingdom based research and development company that develops real time tomography systems. In June 2004, we increased our equity interest in CXR to approximately 75% and in December 2004 we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest we have agreed, for a period of 18 years, to make certain royalty payments based on sales of CXR’s products. As of June 30, 2007, no royalty payments had been earned.

In November 2002, we acquired all of the outstanding capital stock of Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation), a Santa Clara, California based company. During the five years following the acquisition, contingent consideration is payable based on the sales of certain of its products. The contingent consideration is capped at $34.0 million. As of June 30, 2007, no earn-out payments had been earned.

In January 2004, we completed the acquisition of Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation), a privately held company located in Sunnyvale, California. During the seven years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of June 30, 2007, no earn out payments had been earned.

In February 2005, we completed the acquisition of Blease. During the three years following the acquisition, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $12.5 million as of June 30, 2007). As of June 30, 2007, no earn-out payments had been earned.

The following is a summary of our contractual obligations and commitments at June 30, 2007 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Total debt (excluding capital lease obligations) (1)	$44,893	$21,111	$8,516	$11,448	$3,818
Capital lease obligations	$3,334	$1,408	$1,216	$710	$—
Operating leases	$55,798	$12,074	$18,804	$13,139	$11,781
Purchase obligations	$68,978	$61,200	$7,774	$4	$—
Defined benefit plan obligation	$4,177	$286	$343	$978	$2,570

Total contractual obligations	$177,180	$96,079	$36,863	$26,279	$18,169

Other Commercial Commitments—letters of credit	$21,008	$12,919	$6,986	$1,043	$60

(1)	We have presented the outstanding balance of $16.8 million on bank lines of credit at June 30, 2007, as due within less than one year in order to conform to the classification in the accompanying Consolidated Financial Statements. In addition, our total debt obligations exclude interest costs due to their variable nature.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we may repurchase up to 3,000,000 shares of our Common Stock. During fiscal 2007, we did not repurchase any shares under this program. As of June 30, 2007, 1,330,973 shares were available for additional repurchase under the program. We retire the treasury shares as they are repurchased and record them as a reduction in the number of shares of Common Stock issued and outstanding in our Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2007, we had no off balance sheet arrangements other than those previously disclosed as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our Consolidated Financial Statements, see Note 1 to Consolidated Financial Statements.

Related-Party Transactions

In 1994, we, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our chairman and chief executive officer owns a 10.5% interest, and the president of Rapiscan Systems owns a 4.5% ownership interest. Our initial investment was $0.1 million. For the years ended June 30, 2005, 2006 and 2007 our equity earnings in the joint venture amounted to $0.2 million, $0.4 million and $0.3 million, respectively. We, our chairman and chief executive officer, and the president of Rapiscan Systems collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of our subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for the fiscal years ended June 30, 2005, 2006, and 2007 were approximately $0.2 million, $0.1 million and $0.5 million, respectively.

We have contracted with entities owned by members of our Board of Directors to provide messenger services, auto rental and printing services. Included in cost of sales and selling, general and administrative expenses for the fiscal years ended June 30, 2005, 2006 and 2007, are approximately $60,000, $60,000 and $50,000, respectively, for messenger service and auto rental; and $70,000, $80,000 and $50,000, respectively, for printing services.

UNAUDITED QUARTERLY RESULTS

The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2006 and 2007 (in thousands, except per share data):

	Quarter Ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
	(Unaudited)
Revenues	$101,870	$117,138	$108,092	$125,586
Costs of goods sold	64,917	71,999	65,019	74,090

Gross profit	36,953	45,139	43,073	51,496

Operating expenses:
Selling, general and administrative expenses	33,415	33,515	33,805	37,693
Research and development	8,731	8,700	8,851	9,557
Impairment, restructuring and other charges	800	—	—	—
Other operating expenses	521	51	51	—

Total operating expenses	43,467	42,266	42,707	47,250

Income (loss) from operations	(6,514)	2,873	366	4,246
Other income	—	349	—	475
Interest income (expense)—net	(531)	(330)	(145)	(285)

Income (loss) before provision for income taxes and minority interest	(7,045)	2,892	221	4,436
Provision (benefit) for income taxes	(2,856)	1,861	(820)	2,905
Minority interest	—	(946)	(30)	(796)

Net income (loss)	$(4,189)	$85	$1,011	$735

Basic earnings (loss) per common share	$(0.26)	$0.01	$0.06	$0.04

Diluted earnings (loss) per common share	$(0.26)	$0.00	$0.06	$0.04

	Quarter Ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
	(Unaudited)
Revenues	$115,529	$137,458	$126,498	$152,799
Costs of goods sold	77,032	98,177	82,562	96,296

Gross profit	38,497	39,281	43,936	56,503

Operating expenses:
Selling, general and administrative expenses	36,370	37,961	36,199	38,671
Research and development	10,819	11,215	11,390	11,022
Impairment, restructuring and other charges	—	21,543	2,226	2,302
Other operating expenses	219	329	110	—

Total operating expenses	47,408	71,048	49,925	51,995

Income (loss) from operations	(8,911)	(31,767)	(5,989)	4,508
Other income (loss)	(74)	74	15,772	(6)
Interest expense—net	(873)	(1,172)	(1,154)	(870)

Income (loss) before provision for income taxes and minority interest	(9,858)	(32,865)	8,629	3,632
Provision (benefit) for income taxes	(3,179)	(12,106)	3,678	(1,269)
Minority interest	638	146	(1,338)	(618)

Net income (loss)	$(6,041)	$(20,613)	$3,613	$4,283

Basic earnings (loss) per common share	$(0.36)	$(1.23)	$0.21	$0.25

Diluted earnings (loss) per common share	$(0.36)	$(1.23)	$0.21	$0.24

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Singapore (Singapore dollars), Malaysia (Malaysian ringgits), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese renminbi), Canada (Canadian dollars), Australia (Australian dollars) and Cyprus (Cypriot pounds). We maintain the accounts of our operations in Finland, France, Germany, Italy and Greece in euros. Foreign currency financial statements are translated into U.S. dollars at fiscal year end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (AOCI). Transaction gains and losses which were included in our consolidated statement of operations amounted to a loss of approximately $0.2 million, a loss of approximately $1.8 million and a gain of approximately $0.4 million, for the fiscal years ended June 30, 2005, 2006 and 2007, respectively.

Use of Derivatives

We may, from time to time, purchase foreign exchange contracts, in order to attempt to reduce foreign exchange transaction gains and losses, or enter into interest rate swaps. As of June 30, 2006, we had a $25.4 million foreign currency forward contract outstanding to buy U.K. pounds in anticipation of the Del Mar Reynolds acquisition. Transaction gains during the year ended June 30, 2006 included a $0.5 million gain related to this contract. In July 2006, we completed the Del Mar Reynolds acquisition and the foreign currency forward contract settled, resulting in a fiscal 2007 loss of $0.1 million related to this contract. There were no foreign exchange contracts or interest rate swaps outstanding as of June 30, 2007.

Importance of International Markets

International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, civil or military conflict and other political instability. For fiscal 2007, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on our consolidated revenues and results of operations. Despite changes in monetary policy in Malaysia, including the de-pegging of the Malaysian ringgit to the U.S. dollar, we believe that our foreign currency exposure in Malaysia will not be significant in the foreseeable future. We continue to perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing with local currencies in our foreign business transactions, we are at risk with respect to foreign currency fluctuations.

Inflation

We do not believe that inflation has had a material impact on our results of operations.

Interest Rate Risk

All highly liquid investments with maturity of three months or less are classified as cash equivalents and recorded in the balance sheet at fair value. Short-term investments are comprised of high-quality marketable securities.

The principal maturity and estimated value of our long-term debt exposure as of June 30, 2006 are as follows (in thousands):

	Maturity						Total	Fair Value
	2007	2008	2009	2010	2011	2012 and thereafter
Secured long term loan and capital lease obligations	$1,251	$625	$654	$402	$265	$3,537	$6,734	$6,734
Average interest rate	7.1%	7.1%	7.1%	7.1%	7.1%	7.1%	7.1%

The principal maturity and estimated value of our long-term debt exposure as of June 30, 2007 are as follows (in thousands):

	Maturity						Total	Fair Value
	2008	2009	2010	2011	2012	2013 and thereafter
Secured long term loans and capital lease obligations	$5,744	$5,181	$4,551	$4,630	$7,529	$3,818	$31,453	$31,453
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%

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

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2007.

Moss Adams LLP, an independent registered public accounting firm that audited the financial statements included in this report, has issued its attestation report, which appears below, on our management’s assessment of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

As reported in Item 9A of our Annual Report on Form 10-K for fiscal 2006, we determined that the following material weaknesses in internal control over financial reporting existed as of June 30, 2006:

1) In our testing of information technology controls, we determined that controls over systems change management, program development, end-user computing, and systems access and related monitoring were inadequately designed and implemented. In assessing these control deficiencies, we determined that there was an incomplete adoption of recognized industry standards resulting in the lack of a comprehensive internal control framework over information technology; a lack of adequate oversight by experienced managers knowledgeable and fully engaged with the design and implementation of effective information technology controls; a lack of a comprehensive training program related to information technology controls supporting our internal controls over financial reporting; and that the evaluation and testing of information technology controls was insufficient and was conducted by personnel who lacked the competency needed to fully evaluate this area.

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

During fiscal 2007, we dedicated substantial resources to strengthen our internal controls, including upgrading the talent and technical capabilities of individuals within the finance and information technology functions by hiring credentialed professionals from outside of our company. In addition, we took the actions described below to address such material weaknesses. These actions also serve as additional procedures and analyses to ensure that our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. We implemented the following measures:

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

•

Evaluated and improved our information technology policies and procedures, specifically with regard to systems change management, program development, end-user computing, and access controls and related monitoring;

•	Developed and implemented a global information technology strategic plan; and

•	Implemented additional monitoring and oversight procedures over the compilation of journal entries and financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OSI Systems, Inc.:

Hawthorne, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that OSI Systems, Inc. and subsidiaries, (the “Company”) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the capitalize company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that OSI Systems, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Also in our opinion, OSI Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of OSI Systems, Inc. and subsidiaries as of and for the year ended June 30, 2007, and our report dated September 11, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

MOSS ADAMS LLP

Los Angeles, California

September 11, 2007

ITEM 9B.     OTHER INFORMATION

Entry into Material Definitive Agreements

On September 10, 2007, we entered into change-of-control agreements with each of Deepak Chopra, our President and Chief Executive Officer, Ajay Mehra, our Executive Vice President and the President of our Security Division and Victor Sze, our Executive Vice President and General Counsel. Under the terms of each of such agreements, if the employee is not retained or leaves our company for good reason following a change-of-control event involving our company, the employee would be entitled to receive an amount equal to 12 months of his then-current base salary, plus an amount equal to 50% of any bonus that he received during the prior year. In addition, any previously granted, but unvested stock options held by such employee would be deemed fully vested and exercisable by such employee. Each of such agreements is set forth in its entirety as exhibits 10.23, 10.24 and 10.25 of this Report.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2007.

ITEM 11.     EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2007.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2007.

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

(c)  Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

OSI SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OSI Systems, Inc.:

We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and Subsidiaries as of June 30, 2006 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the two years ended June 30, 2006 and 2007. Our audits also included the financial statement schedule listed in the index at Item 15 in Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSI Systems, Inc. and Subsidiaries as of June 30, 2006 and 2007, and the consolidated results of its operations and cash flows for the years ended June 30, 2006 and 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” which changed the Company’s method of accounting for pension and postretirement benefits as of June 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OSI Systems, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 11, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

MOSS ADAMS LLP
Los Angeles, California
September 11, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OSI Systems, Inc.:

Hawthorne, California

We have audited the accompanying consolidated statements of operation, shareholders’ equity and cash flows of OSI Systems, Inc. and subsidiaries (the “Company”) for the year ended June 30, 2005. Our audit also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California

September 28, 2005

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,
	2006	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,799	$15,980
Accounts receivable	119,419	140,483
Other receivables	4,495	5,770
Inventories	120,604	120,174
Deferred income taxes	13,752	20,265
Prepaid expenses and other current assets	11,655	11,967

Total current assets	283,724	314,639
Property and equipment, net	42,521	48,051
Goodwill	29,066	50,286
Intangible assets, net	44,046	28,476
Other assets	4,141	10,031

Total assets	$403,498	$451,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$10,857	$16,775
Current portion of long-term debt	1,251	5,744
Accounts payable	54,282	60,524
Accrued payroll and related expenses	14,244	15,937
Deferred income taxes	2,186	1,968
Advances from customers	2,961	16,734
Accrued warranties	7,224	7,443
Deferred revenue	9,314	7,548
Other accrued expenses and current liabilities	19,249	23,225

Total current liabilities	121,568	155,898
Long-term debt	5,483	25,709
Deferred rent	5,379	5,174
Accrued pension	2,280	1,836
Deferred income taxes	7,504	4,093
Other long-term liabilities	2,606	2,746

Total liabilities	144,820	195,456

Minority interest	9,731	8,815
Commitment and contingencies (Note 12)
Shareholders’ Equity:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value—authorized, 100,000,000 shares; issued and outstanding, 16,598,361 and 17,086,989 shares at June 30,2006 and 2007, respectively	193,698	207,260
Retained earnings	50,208	31,450
Accumulated other comprehensive income	5,041	8,502

Total shareholders’ equity	248,947	247,212

Total liabilities and shareholders’ equity	$403,498	$451,483

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share data)

	Year Ended June 30,
	2005	2006	2007
REVENUES	$385,041	$452,686	$532,284
COST OF GOODS SOLD	243,415	276,025	354,067

GROSS PROFIT	141,626	176,661	178,217

OPERATING EXPENSES:
Selling, general and administrative expenses	116,245	138,428	149,201
Research and development	30,537	35,839	44,446
Impairment, restructuring, and other charges	—	800	26,071
Other operating expenses	1,824	623	658

Total operating expenses	148,606	175,690	220,376

INCOME (LOSS) FROM OPERATIONS	(6,980)	971	(42,159)

OTHER INCOME (EXPENSE):
Other income (expense)	(182)	824	15,766
Interest income	196	267	475
Interest expense	(807)	(1,558)	(4,544)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(7,773)	504	(30,462)
PROVISION (BENEFIT) FOR INCOME TAXES	(5,309)	1,090	(12,876)
MINORITY INTEREST	69	(1,772)	(1,172)

NET LOSS	$(2,395)	$(2,358)	$(18,758)

LOSS PER SHARE:
Basic	$(0.15)	$(0.14)	$(1.11)

Diluted	$(0.15)	$(0.17)	$(1.12)

SHARES USED IN PER SHARE CALCULATION:
Basic	16,223	16,517	16,844

Diluted	16,223	16,517	16,844

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE YEARS ENDED JUNE 30, 2007

(in thousands, except share data)

	Common		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Comprehensive (Loss) Income	Total

	Number of Shares	Amount

BALANCE—June 30, 2004	16,213,428	$170,129	$54,961	$2,392	$—	$227,482
Exercise of stock options	201,899	1,492	—	—	—	1,492
Tax benefit of stock options exercised	—	905	—	—	—	905
Shares purchased under employee stock purchase program	42,439	701	—	—	—	701
Stock repurchased and retired	(264,527)	(3,821)	—	—	—	(3,821)
Comprehensive loss:
Net loss	—	—	(2,395)	—	(2,395)	(2,395)
Other comprehensive income—translation adjustment	—	—	—	(660)	(660)	(660)
Unrealized gain on securities—net of tax	—	—	—	108	108	108
Minimum pension liability adjustment—net of tax	—	—	—	(185)	(185)	(185)

Comprehensive loss					$(3,132)

BALANCE—June 30, 2005	16,193,239	169,406	52,566	1,655	—	223,627
Exercise of stock options	246,025	1,652	—	—	—	1,652
Tax benefit of stock options exercised	—	133	—	—	—	133
Shares purchased under employee stock purchase program	74,250	1,229	—	—	—	1,229
Exercise of stock warrants	84,847	1,273	—	—	—	1,273
Stock buy back of subsidiary	—	(10)	—	—	—	(10)
Stock compensation expense	—	5,354	—	—	—	5,354
Issuance of subsidiary stock	—	18,715	—	—	—	18,715
Deferred tax on issuance of subsidiary stock	—	(4,054)	—	—	—	(4,054)
Comprehensive income:
Net loss	—	—	(2,358)	—	(2,358)	(2,358)
Other comprehensive loss—translation adjustment	—	—	—	3,352	3,352	3,352
Reclassification of unrealized gain on securities—net of tax	—	—	—	(108)	(108)	(108)
Minimum pension liability adjustment—net of tax	—	—	—	142	142	142

Comprehensive income					$1,028

BALANCE—June 30, 2006	16,598,361	193,698	50,208	5,041	—	248,947
Exercise of stock options	411,157	6,277	—	—	—	6,277
Tax benefit of stock options exercised	—	844	—	—	—	844
Shares purchased under employee stock purchase program	77,471	1,173	—	—	—	1,173
Stock compensation expense	—	5,268	—	—	—	5,268
Comprehensive loss:
Net loss	—	—	(18,758)	—	(18,758)	(18,758)
Other comprehensive income—translation adjustment	—	—	—	4,405	4,405	4,405
Impact from implementation of SFAS 158 and minimum pension liability adjustment—net of tax	—	—	—	(944)	(944)	(944)

Comprehensive loss					$(15,297)

BALANCE—June 30, 2007	17,086,989	$207,260	$31,450	$8,502		$247,212

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,395)	$(2,358)	$(18,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,636	14,190	17,828
Settlement of Spacelabs purchase dispute	—	—	(15,000)
Stock based compensation expense	—	5,354	5,268
Provision for losses on accounts receivable	4,005	2,792	1,862
Minority interest in net income (loss) of subsidiary	(69)	1,771	825
Equity in (earnings) losses of unconsolidated affiliates	(213)	(432)	11
Tax effect of stock option benefit	905	133	844
Deferred income taxes	(3,368)	(3,704)	(22,682)
Impairment, restructuring and other charges	—	800	22,163
Impairment of equity investments	182	—	—
Other	(12)	(161)	327
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(5,454)	(31,674)	(15,602)
Other receivables	2,124	(4,263)	42
Inventories	(8,635)	(13,682)	6,250
Prepaid expenses and other current assets	(5,861)	3,451	6,948
Accounts payable	4,836	9,076	1,749
Accrued payroll and related expenses	327	647	776
Advances from customers	(9,600)	397	11,454
Accrued warranties	(2,998)	497	(779)
Deferred revenue	3,648	3,207	(2,968)
Other current and long-term liabilities	(917)	1,768	(2,835)

Net cash used in operating activities	(12,859)	(12,191)	(2,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities	—	921	491
Purchases of marketable securities	—	(713)	—
Proceeds from the sale of property and equipment	58	43	147
Acquisition of property and equipment	(16,821)	(16,020)	(15,257)
Acquisition of businesses—net of cash acquired	(11,450)	(311)	(23,107)
Proceeds from sale of minority interest	—	188	—
Settlement of Spacelabs purchase dispute	—	—	15,000
Buyback of subsidiary stock	—	—	(4,450)
Acquisition of intangible and other assets	(1,404)	(430)	(3,030)

Net cash used in investing activities	(29,617)	(16,322)	(30,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from bank lines of credit	14,992	(4,928)	5,889
Proceeds from long-term debt	4,740	2,006	25,413
Payments on long-term debt	(1,799)	(484)	(4,501)
Net Proceeds (payments) on capital lease obligations	(260)	(293)	1,302
Proceeds from exercise of stock options, warrants and employee stock purchase plan	2,193	4,152	7,657
Purchase of treasury stock	(3,821)	—	—
Proceeds from issuance of subsidiary stock	—	26,280	—

Net cash provided by financing activities	16,045	26,733	35,760

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,175	956	(1,096)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,256)	(824)	2,181
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	39,879	14,623	13,799

CASH AND CASH EQUIVALENTS—END OF YEAR	$14,623	$13,799	$15,980

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$595	$1,438	$3,991
Income taxes	$3,799	$3,003	$3,443
Equipment purchased under capital lease obligations	$730	—	$2,493

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED JUNE 30, 2007

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—OSI Systems, Inc. (Company) is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. The Company’s divisions sell products in diversified markets, including homeland security, healthcare, defense and aerospace.

The Company has three operating divisions: (a) Security, providing security inspection systems; (b) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for external clients in the defense and aerospace markets, among others.

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

The Company’s Healthcare division designs, manufactures and markets patient monitoring, diagnostic cardiology and anesthesia systems worldwide to end users, primarily under the “Spacelabs Healthcare” trade name. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians offices, medical clinics and ambulatory surgery centers. The Company’s Healthcare division also offers centralized cardiac safety core lab services in connection with clinical trails by or on behalf of pharmaceutical companies and clinical research organizations. In October 2005, Spacelabs Healthcare, a subsidiary comprising the business operations of the Company’s Healthcare division, completed an initial public offering of approximately 20% of Spacelabs Healthcare’s total issued and outstanding common stock and received $26.3 million, net of expenses. The newly issued Spacelabs Healthcare shares trade under the ticker symbol “SLAB” on the Alternative Investment Market (AIM), a market administered by the London Stock Exchange. As a result of the initial public offering, the Company recorded minority interest in Spacelabs Healthcare of $7.6 million. The Company treated the initial public offering as a capital transaction in accordance with SAB 51, “Accounting For Sales Of Stock By A Subsidiary.” During fiscal 2007, the Company repurchased shares of Spacelabs Healthcare at a cost of $4.5 million, resulting in additional goodwill of $2.4 million. As of June 30, 2007 the Company owned approximately 84% of Spacelabs Healthcare.

The Company’s Optoelectronics and Manufacturing division designs, manufactures and markets optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), fiber optics, telecommunications, weapons simulation systems, gaming, office automation, computer peripherals and industrial automation. The Company sells optoelectronic devices under the “OSI Optoelectronics” trade name and performs value-added manufacturing services under the “OSI Electronics” trade name. The Company also designs, manufactures and markets weapons simulation systems under the “OSI Defense Systems” trade name, toll and traffic management systems under the “OSI LaserScan” trade name and peripheral bone densitometers and ultrasound bone sonometers under the “Osteometer” trade name. This division provides products and services to original equipment manufacturers, as well as to the Company’s own Security and Healthcare divisions.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

Consolidation—The Consolidated Financial Statements include the accounts of OSI Systems, Inc. and its subsidiaries. For fiscal 2005, 2006, and 2007, the Consolidated Financial Statements include the accounts and operating results of OSI Electronics Pte Ltd, less that portion of income or loss allocated to minority interest. For fiscal 2006 and 2007, the Consolidated Financial Statements also include the accounts and operating results of Spacelabs Healthcare and Opto Sensors Hong Kong Limited, less that portion of income or loss allocated to a minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts—The allowance for doubtful accounts involves estimates based on management’s judgment, review of individual receivables and analysis of historical bad debts. The Company adjusts customer credit limits based upon each customer’s payment history and current credit worthiness, as determined by credit information available at that time. The Company monitors collections and payments from its customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories—Inventories are generally stated at the lower of cost (first-in, first-out) or market. The Company writes down inventory for slow-moving and obsolete inventory based on assessments of future demands, market conditions and customers who may be experiencing financial difficulties. If these factors are less favorable than those projected, additional inventory write-downs may be required. As part of a global review of its operations, the Company assessed the value of certain technologies and product lines. As a result of this assessment, the Company impaired inventory by $10.3 million in fiscal 2007. See Note 8 for additional information about this write-down.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of the useful life of the asset or the lease term. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense.

Goodwill and Other Intangible Assets and Valuation of Long-Lived Assets—Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill is allocated to the Company’s segments based on the nature of the product line of the acquired entity. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

Intangible Assets” (SFAS 142), goodwill is tested for impairment on an annual basis and earlier if there is an indicator of impairment. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. SFAS 142 requires periodic evaluations for impairment of goodwill balances. The Company performs its goodwill impairment tests annually during the second quarter of its fiscal year and earlier if an event or circumstance indicates that impairment has occurred. There was no goodwill impairment for the fiscal years 2005, 2006 and 2007.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment does exist, the Company measures the impairment loss and records it based on the discounted estimate of future cash flows. In estimating future cash flows, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. The Company’s estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors.

During fiscal 2007, the Company recognized non-cash impairment charges totaling $21.5 million relating to software development costs, core technology, developed technology, customer relationships/backlog and fixed assets. Of the $21.5 million impairment charge, the Company recognized $21.3 million within the Security division and $0.2 million within the Optoelectronics and Manufacturing division. See Note 8 for additional information about these impairment charges. There were no such impairments in fiscal years ended June 30, 2005 and 2006.

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

Derivative Instruments—The Company may, from time to time, purchase foreign exchange contracts, in order to attempt to reduce foreign exchange transaction gains and losses, or enter into interest rate swaps. As of June 30, 2006, the Company had a $25.4 million foreign currency forward contract outstanding to buy British pounds in anticipation of the acquisition of Del Mar Reynolds, a global manufacture and distributor of cardiac monitoring systems. Transaction gains during fiscal 2006 included a $0.5 million gain related to this contract. In July 2006, The Company completed the Del Mar Reynolds acquisition and the foreign currency forward contract settled, resulting in a fiscal 2007 loss of $0.1 million related to this contract. As of June 30, 2007, no such foreign exchange contracts existed.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

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

The Company undertakes projects that include the design, development and manufacture or fabrication of large complex cargo and vehicle inspection systems that are specially customized to customer’s specifications or that involve fixed site construction. Sales under such contracts are recorded under the percentage-of-completion method in accordance with Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Critical estimates made by management related to revenue recognition under the percentage-of-completion method include the estimation of costs at completion and the determination of the overall margin rate on the specific project. As of June 30, 2007, provisions for anticipated losses in contracts amounting to $0.8 million have been recorded. As of June 30, 2006, no such provisions were recorded.

Revenues from separate service maintenance contracts are recognized ratably over the term of the agreements. For other services, service revenues are recognized as the services are performed. Deferred revenue for services arises from advance payments received from customers for services not yet performed.

Freight—The Company records shipping and handling fees it charges to its customers as revenue and related costs as cost of goods sold.

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

Stock-Based Compensation—Effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the modified-prospective-transition method. Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period for all share-based awards granted, modified or cancelled as of July 1, 2005. Prior to July 1, 2005, the Company accounted for its share-based awards under the recognition and measurement principles of APB 25 “Accounting for Stock issued to Employees” (APB 25) and its related interpretations and adopted the disclosure only provision of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, for fiscal years ending prior to July 1, 2005, no compensation cost was recognized for the employee stock option plan or employee stock purchase plan under the fair value recognition provisions of SFAS 123. See Employee Stock Plans at Note 10 to the Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

Restructuring charges—The Company periodically consolidates processes and facilities of its subsidiaries. The Company records the associated charges as restructuring charges and calculates them in the Consolidated Financial Statements in accordance with SFAS No. 144, and SFAS No. 146, “Accounting for Exit or Disposal Activities.” In fiscal years 2006 and 2007, the Company consolidated manufacturing processes and facilities of certain businesses. These consolidations resulted in pre-tax restructuring charges of $0.8 million and $4.5 million, respectively. See Note 8 for additional information about these restructuring charges.

Concentrations of Credit Risk—Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company restricts investments in cash equivalents to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s worldwide customer base. No individual customer accounted for more than 10% of accounts receivable as of June 30, 2006 and 2007 or revenues for the years ended June 30, 2005, 2006 or 2007. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. For cost, control and efficiency reasons, the Company generally purchases raw materials and subcomponents from a single vendor though it generally qualifies second sources for most of its raw materials and critical components or have identified alternate sources of supply.

Foreign Currency Translation—The Company transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income (AOCI) in the accompanying consolidated balance sheets. Transaction gains (losses) of approximately ($0.2 million), ($1.8 million) and $0.4 million, were included in the consolidated statement of operations for the fiscal years ended June 30, 2005, 2006 and 2007, respectively.

Earnings (Loss) per Share—Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended June 30 (in thousands, except earnings per share data):

	2005	2006	2007
Net loss	$(2,395)	$(2,358)	$(18,758)
Effect of dilutive interest in subsidiary stock	(107)	(380)	(57)

Loss available to common shareholders	$(2,502)	$(2,738)	$(18,815)

Weighted average shares outstanding—basic	16,223	16,517	16,844
Dilutive effect of stock options and warrants	—	—	—

Weighted average of shares outstanding—diluted	16,223	16,517	16,844

Basic loss per share	$(0.15)	$(0.14)	$(1.11)

Diluted loss per share	$(0.15)	$(0.17)	$(1.12)

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

As of June 30, 2005, 2006 and 2007, approximately 3.1 million, 3.0 million and 2.6 million, respectively, of potentially dilutive shares associated with stock options and stock warrants, collectively, were not included in diluted earnings per common share calculations because to do so would have been antidilutive.

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

Provision for Warranties (in thousands)
Balance on June 30, 2004	$9,190
Additions	5,559
Increase as a result of acquisitions	464
Revisions to prior estimates	(2,148)
Reductions for warranty repair costs	(6,424)

Balance on June 30, 2005	6,641
Additions	6,609
Increase as a result of acquisitions	—
Reductions for warranty repair costs	(6,026)

Balance on June 30, 2006	7,224
Additions	3,798
Increase as a result of acquisitions	439
Reductions for warranty repair costs	(4,018)

Balance on June 30, 2007	$7,443

New Accounting Pronouncements—On June 30, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). Refer to Note 15 for additional information regarding the impact of this standard on the Company’s Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal years beginning after December 15, 2006 and will be adopted by the Company in the first quarter of fiscal 2008. The Company has not yet determined the impact that this interpretation will have on its Consolidated Financial Statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that this statement will have on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of SFAS No. 115,” (SFAS 159). SFAS No. 159 allows companies

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

to elect to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been chosen are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, that this statement will have on its Consolidated Financial Statements.

2.    BUSINESS COMBINATIONS

Fiscal 2007 Acquisitions—In July 2006, the Company’s Healthcare division completed the acquisition of the Del Mar Reynolds cardiac division of Ferraris Group PLC. This acquisition expands the portfolio of products that the Company’s Healthcare division offers to the hospital market with the addition of cardiac monitoring systems. Del Mar Reynolds also maintained a core laboratory business that provides clinical trial services to pharmaceutical companies and to clinical research organizations.

Pursuant to the terms of the acquisition agreement the Company’s Healthcare division made an initial cash payment of $25.9 million, subject to a working capital adjustment and to an adjustment of plus or minus $1.9 million based upon revenue and earnings results for Del Mar Reynolds for the 13-month period ending September 30, 2006. In September 2006, Ferraris Group PLC paid back $1.7 million in connection with a purchase price adjustment related to working capital adjustment and in November 2006, it paid an additional $1.9 million as a result of the failure of Del Mar Reynolds to meet certain revenue and earnings results for the 13-month period ending September 30, 2006.

The results of operations for Del Mar Reynolds have been included in the Consolidated Financial Statements as of the date of acquisition. The total cost of the acquisition, excluding the potential earn-out, was as follows (in thousands):

Cash paid for common stock, net of cash acquired	$24,911
Less refund pursuant to working capital adjustment	(1,694)
Less receivable pursuant to 13-month revenue and earnings adjustment	(1,872)
Direct costs	794

Total purchase price	$22,139

As of June 30, 2007, the final purchase price allocation was as follows (in thousands):

In-process research and development costs acquired	$561
Identifiable intangible assets acquired	7,567
Goodwill	17,208
Net liabilities acquired	(3,197)

$22,139

A history of operating margins and profitability, a strong scientific employee base and operations in an attractive market niche were among the factors that contributed to a purchase price resulting in the recognition of goodwill. In-process research and development costs acquired were expensed during fiscal 2007, and are included in other operating expenses. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative future use.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

During fiscal 2007, the Company paid $1.2 million in connection with severance charges, relocation costs and rent obligations as part of the integration of these business operations and at June 30, 2007, had $2.4 million accrued for additional payments of such amounts. This amount is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

During fiscal 2007, the Company completed another acquisition that was not material to the overall Consolidated Financial Statements and the results of the operations have been included in the accompanying Consolidated Financial Statements from the date of the acquisition.

Fiscal 2006 and Prior Acquisitions—In February 2005, the Company acquired all of the outstanding capital stock of Blease Medical Holdings Limited for approximately $9.3 million in cash (net of cash acquired), including acquisition costs. The Company recorded the excess purchase price of $4.3 million as goodwill, none of which is tax deductible. The determination of purchase price in connection with the acquisition cost was finalized in fiscal year 2006. This resulted in no change from the preliminary allocation done in fiscal year 2005. Furthermore, during the three years following the acquisition, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $12.5 million as of June 30, 2007). The results of operations of Blease have been included in the Company’s Healthcare segment since the acquisition date. As of June 30, 2007, no contingent consideration has been earned. The following table shows the allocation of the purchase price (in thousands):

Fair value of assets (net of cash) acquired	$6,134
Goodwill	4,250
Customer relationships	750
Tradenames	1,200
Developed technology	2,500
In process research and development	300
Liabilities assumed	(4,968)
Net deferred income taxes	(887)

Total	$9,279

Acquired in-process research and development was charged to expense as of the acquisition date in accordance with FASB Interpretation No. 4.

Supplemental, unaudited, pro-forma disclosure of the results of operations for the fiscal years ended June 30, 2005, as though the Blease acquisition had been completed as of July 1, 2004, is as follows (in thousands except per share amounts):

Revenues	$395,610
Net loss before taxes	$(9,076)
Net loss	$(3,306)
Net loss available to shareholders	$(3,413)
Diluted loss per share (1)	$(0.21)

(1)	Earnings per share is calculated based on 16,222,998 diluted shares.

In March 2004, the Company completed the acquisition from Instrumentarium Corporation, a subsidiary of General Electric Company (GE), of certain capital stock and assets constituting substantially all of the business operations of Spacelabs Medical. The acquisition price was approximately $47.9 million in cash

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

(net of cash acquired), including acquisition costs. In March 2007, the Company settled a dispute with GE regarding the purchase and received $15 million. The receipt of this amount from GE has been recorded as Other Income in the Consolidated Statement of Operations for the fiscal ended June 30, 2007. Additionally, pursuant to the terms of the purchase agreement, the Company assumed management retention bonus agreements for key personnel of Spacelabs Medical, which were fully paid by fiscal year end June 30, 2006, as summarized in the following table (in thousands):

Balance on June 30, 2004	$ 2,603
Accruals	1,824
Payments	(2,375)

Balance on June 30, 2005	2,052
Accruals	623
Payments	(2,675)

Balance on June 30, 2006	$—

In fiscal 2000, the Company formed RapiTec, Inc. (RapiTec), a majority-owned subsidiary. In January 2004, the minority shareholders of RapiTec accepted an offer by the Company to purchase all shares of RapiTec common stock held by them for approximately $1.1 million of which $0.8 million was paid in fiscal 2004 and $0.3 million was paid in fiscal 2005. As a result of the transaction, the Company wholly owns RapiTec. The Company recorded the excess purchase price of approximately $0.8 million as goodwill, none of which is tax deductible.

3.    JOINT VENTURES AND EQUITY INVESTMENTS

In August 2002, the Company invested approximately $0.8 million to purchase a minority equity interest in CXR Limited, a UK-based research and development company that develops real time tomography systems. The investment was accounted for under the equity method of accounting. As a result of adopting FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” the Company began consolidating this investment during fiscal 2004. In June 2004, the Company invested an additional $0.8 million in CXR. The Company later purchased shares held by third parties for a total of approximately $0.6 million and thereby increased its interest in CXR to 75%. In December 2004, the Company acquired the remaining 25% interest. As compensation to the selling shareholders for this remaining interest, the Company agreed, for a period of 18 years, to make royalty payments based on sales of CXR’s products. There were no such sales during the three years ended June 30, 2005, 2006, and 2007. As a result of these transactions, CXR is a wholly-owned subsidiary of the Company.

In fiscal 2005, the fair value of the Company’s investment in certain equity securities decreased. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), the Company concluded that an other-than-temporary decline in the value had occurred and recorded a write-down of $0.2 million in its consolidated statements of operations as other non-operating expense. As of June 30, 2005, the market price of such shares had recovered and the Company determined that the value of such shares had risen by $154,000, which represents the unrealized gains subsequent to the write-down of such investment at March 31, 2005. In accordance with SFAS 115, this recovery was recorded as a component of other comprehensive income. The Company sold such shares in fiscal 2006. Net proceeds from the sale were $0.8 million and the gain on the sale was $0.2 million, before tax, which included the realization of $0.1 million of previously unrealized gain in AOCI. During fiscal 2006, the cash and shares held in escrow were released to the Company, resulting in the recognition of an additional gain of $0.2 million.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

4.    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	June 30,
	2006	2007
Trade receivables	$118,119	$138,960
Receivables related to long term contracts—unbilled costs and accrued profit on progress completed	4,286	3,525

Total	122,415	142,485
Less: allowance for doubtful accounts	(2,996)	(2,002)

Accounts receivable, net	$119,419	$140,483

The unbilled costs and accrued profit at June 30, 2007 are expected to be entirely billed and collected during fiscal 2008.

5.    INVENTORIES

Net Inventory consisted of the following (in thousands):

	June 30,
	2006	2007
Raw materials	$63,785	$64,652
Work-in-process	29,961	25,304
Finished goods	26,858	30,218

Total	$120,604	$120,174

6.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	Estimated Useful Lives	June 30,
		2006	2007
Land	N/A	$5,899	$6,277
Buildings and leasehold improvements	3-20 years	14,436	16,596
Equipment and tooling	3-8 years	40,437	44,224
Furniture and fixtures	8-10 years	4,140	5,202
Computer equipment	3-4 years	15,619	23,470
Computer software	10 years	2,455	2,524

Total		82,986	98,293
Less accumulated depreciation and amortization		(40,465)	(50,242)

Property and equipment, net		$42,521	$48,051

During the fiscal years ended June 30, 2005, 2006 and 2007, depreciation expense was approximately $6.6 million, $10.6 million and $13.6 million, respectively. Included in computer equipment and equipment and tooling are approximately $0.7 million and $3.3 million of assets under capital leases as of fiscal years ended June 30, 2006 and 2007, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2006 and 2007 are as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated
Balance as of June 30, 2005	$16,492	$5,861	$6,344	$28,697
Foreign currency translation adjustment	240	129	—	369

Balance as of June 30, 2006	$16,732	$5,990	$6,344	$29,066
Goodwill acquired during the period	—	20,100	507	20,607
Foreign currency translation adjustment	253	353	7	613

Balance as of June 30, 2007	$16,985	$26,443	$6,858	$50,286

Intangible assets subject to amortization consisted of the following (in thousands):

	Weighted Average Lives	June 30, 2006			June 30, 2007
		Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	3 years	$3,271	$1,480	$1,791	$4,177	$2,115	$2,062
Patents	10 years	420	215	205	423	259	164
Core technology	10 years	9,289	1,159	8,130	2,701	648	2,053
Developed technology	12 years	27,573	4,589	22,984	15,068	3,809	11,259
Customer relationships/ backlog	5 years	5,462	1,646	3,816	8,146	2,429	5,717

Total amortizable assets		46,015	9,089	36,926	30,515	9,260	21,255
Non-amortizable assets:
Trademarks		7,120	—	7,120	7,221	—	7,221

Total intangible assets		$53,135	$9,089	$44,046	$37,736	$9,260	$28,476

Amortization expense for the fiscal years ended June 30, 2005, 2006 and 2007 was $4.0 million, $3.6 million and $4.2 million, respectively. Future acquisitions could cause these amounts to increase. In addition, if impairment events occur, they could accelerate the timing of purchased intangible asset charges. At June 30, 2007, estimated future amortization expense is as follows (in thousands):

2008	$ 4,160
2009	3,913
2010	3,691
2011	3,414
2012	3,326
2013 and thereafter	2,751

Total	$21,255

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

Software development costs for software products to be licensed to others, incurred before establishing technological feasibility, are charged to operations. Software development costs incurred after establishing technological feasibility and purchased software costs are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of sales, is the greater of: (i) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product. During the fiscal years ended June 30, 2005, 2006 and 2007, the Company capitalized software development costs in the amount of $1.4 million, $0.2 million and $0.4 million, respectively.

8.    IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

During fiscal 2007, as part of a global review of its operations, the Company assessed the value of certain technologies and product lines. As a result of this assessment, the Company recorded total charges of $31.8 million. These charges consist of $21.5 million of impairment of certain identifiable intangible and fixed assets, and $10.3 of inventory charges, primarily related to finished goods inventory. Of the $21.5 million of impairment charges, $21.3 million was recorded within the Company’s Security division and $0.2 million was recorded within the Optoelectronics and Manufacturing division. Of the $10.3 million of inventory charges, $9.9 million was recorded within the Company’s Security division and $0.4 million was recorded within the Optoelectronics and Manufacturing division. Such inventory charges are reflected in cost of goods sold in the Consolidated Financial Statements. Asset impairments were calculated in accordance with SFAS No. 144 as discussed in Note 1.

The following table summarizes the impairment, restructuring and other charges (in thousands):

	Year Ended June 30,
	2006	2007
Impairment of intangible assets:
Software development costs	$—	$169
Core technology	—	5,874
Developed technology	—	14,462
Customer relationships/backlog	—	280
Impairment of fixed assets	—	757
Restructuring charges	800	4,529

Total impairment and restructuring charges	800	26,071

Inventory charges	—	10,301

Total charges	$800	$36,372

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

In fiscal 2007, the Company initiated a series of restructuring activities which were intended to realign the Company’s global capacity and infrastructure with demand by its customers and thereby improve operational efficiencies. These activities included reducing excess workforce and capacity, and consolidating and relocating certain manufacturing facilities. These activities resulted in restructuring charges of $4.5 million. The following table analyzes the key components of these restructuring activities initiated in 2007:

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Consolidated
Expensed during the year
Facility closure	$1,837	$82	$193	$—	$2,112
Unamortized loan costs	—	410	—	212	622
Employee termination costs	121	1,304	370	—	1,795

Total expensed during year	1,958	1,796	563	212	4,529
Paid during the year	1,304	1,595	392	212	3,503

Accrued balance as of June 30, 2007	$654	$201	$171	$—	$1,026

9.    LINE-OF-CREDIT BORROWINGS AND DEBT

On July 27, 2007, the Company entered into a credit agreement with Wachovia Bank allowing for borrowings of up to $89.5 million. The new credit agreement replaces the pre-existing agreements with Bank of the West (described below), which were repaid and terminated simultaneously with the close of the agreement with Wachovia Bank. The facility consists of a $44.75 million five-year revolving credit facility, including a $35 million sub-limit for letters of credit, and a $44.75 million five-year term loan. Borrowings under this facility bear interest at LIBOR plus margins that range from 2.00% to 2.50% or the bank’s prime rate plus margins that range from 1.00% to 1.50%. The margins are determined by the Company’s consolidated leverage ratio. The facility is guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing of this type.

In July 2006, the Company replaced its second amended and restated credit agreement with Bank of the West by entering into a third amended and restated credit agreement with Bank of the West. Concurrently, Spacelabs Healthcare, a publicly traded, wholly-owned subsidiary of the Company, entered into a credit agreement with Bank of the West.

The third amended and restated credit agreement provided for a $35 million senior revolving line-of-credit, including a letter-of-credit and foreign exchange facility. This facility was secured by substantially all of the Company’s U.S. assets, including its ownership interest in Spacelabs Healthcare. Interest on the revolving loans was based, at the Company’s option, on either the bank’s prime rate plus up to 0.5%, or LIBOR plus up to 2.5%. The agreement contained various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing of this type. As of June 30, 2007, $7.5 million was outstanding under the revolving line-of-credit and $8.6 million of standby letters of credit were issued and outstanding under the letter-of-credit facility.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

The Spacelabs Healthcare agreement provided for a $10 million senior revolving line-of-credit, including a letter-of-credit and foreign exchange facility, and a $27.4 million term loan to fund the purchase of the Del Mar Reynolds cardiology division of Ferraris Group PLC. The agreement was secured by substantially all of the assets of the U.S. subsidiaries of the Company’s Healthcare division. Interest on the revolving loans was based, at Spacelabs Healthcare’s option, on either the bank’s prime rate, plus up to 0.5%, or on LIBOR plus up to 2.5%. The agreement contained various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing of this type. As of June 30, 2007, $9.3 million was outstanding under the revolving line-of-credit and $21.8 million was outstanding under the term loan.

As a result of terminating the aforementioned Bank of the West credit agreements, $0.6 million of unamortized loan costs were impaired as of June 30, 2007.

As of June 30, 2007, several of the Company’s foreign subsidiaries maintained bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters of credit. The total amount of these credit facilities was $36.3 million with a total cash borrowing sub limit of $10.8 million, of which nothing was outstanding at June 30, 2007. The weighted average interest rate of these facilities was 7.1% at June 30, 2007.

In December 2004, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in England. The loan is payable over a 20 year period, with quarterly installments of £34,500 (approximately $70,000 as of June 30, 2007). The loan bears interest at LIBOR plus 1.2%, payable on a quarterly basis. As of June 30, 2007, $4.8 million remained outstanding under this loan.

In December 2006, the Company entered into a five-year, $2.3 million capital lease to finance the purchase of manufacturing equipment. The lease bears interest at an 8.22% annual percentage rate. Lease payments of approximately $47,000 are payable monthly. As of June 30, 2007, $2.0 million remained outstanding on the lease. In addition, the Company has entered into several other capital leases to finance the purchase of manufacturing equipment.

Long-term debt consisted of the following at June 30 (in thousands):

	2006	2007
Five-year term loan due in 2011	$—	$21,782
Twenty-year term loan due in 2024	4,721	4,846
Capital leases	248	3,334
Other	1,765	1,491

	6,734	31,453
Less current portion of long-term debt	1,251	5,744

Long-term portion of debt	$5,483	$25,709

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

Fiscal year principal payments of long-term debt as of June 30, 2007 are as follows (in thousands):

2008	$ 5,744
2009	5,181
2010	4,551
2011	4,630
2012	7,529
2013 and thereafter	3,818

Total	31,453

10.    STOCK-BASED COMPENSATION

As of June 30, 2007, the Company maintained the following three significant stock option plans: (a) the 2006 Equity Participation Plan of OSI Systems, Inc. (OSI Plan), (b) the 2005 Equity Participation Plan of Spacelabs Healthcare, Inc. (Spacelabs Healthcare Plan) and (c) the 2006 Equity Participation Plan of Rapiscan Systems Holdings, Inc. (Rapiscan Systems Plan).

Stock-based compensation expense has been recorded in the consolidated statement of operations for the years ended June 30, 2006 and 2007 as follows (in thousands):

	2006	2007
Cost of goods sold	$418	$306
Selling, general and administrative	4,463	4,639
Research and development	473	323

Stock based compensation expense before taxes	5,354	5,268
Related income tax benefit	1,265	1,389

Stock based compensation expense, net of estimated taxes	$4,089	$3,879

As of June 30, 2007, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted amounted to: $2.0 million under the OSI Plan, $1.0 million under the Spacelabs Healthcare Plan and $2.0 million under the Rapiscan Systems Plan. The Company expects to recognize these costs over a weighted-average period of 1.5 years with respect to the OSI Plan, 1.7 years with respect to the Spacelabs Healthcare Plan and 2.1 years with respect to the Rapiscan Systems Plan.

Cash received from option exercises under all share-based payment arrangements amounted to $2.2 million, $2.9 million and $7.5 million for the three years ended June 30, 2005, 2006 and 2007, respectively. The benefit realized in connection with tax deductions associated with option exercises under all share-based payment arrangements totaled $0.9 million, $0.1 million and $0.8 million for the three years ended June 30, 2005, 2006, and 2007, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan under whereby eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the three years ended June 30, 2005, 2006 and 2007, employees purchased 42,439, 74,250 and 77,471 shares, respectively. As of June 30, 2007, there were 198,334 shares of the Company’s common stock available for issuance under the plan.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

Stock Option Plans

OSI Plan—Under the OSI Plan, the Company is authorized to grant up to 3,350,000 shares of common stock in the form of incentive and nonqualified options or restricted stock to its directors and employees, including those of its subsidiaries. Under the plan, the exercise price of nonqualified options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. The exercise price of incentive stock options may not be less than the fair market value of the Company’s common stock at the date of grant. The exercise price of incentive stock options granted to individuals who own more than 10% of the Company’s voting stock may not be less than 110% of the fair market value of the Company’s common stock on the date of grant. Restricted stock may be issued at such price, if any, and may be made subject to such conditions (including time vesting or satisfaction of performance milestones) as may be determined by the administrator of the OSI Plan. Restricted stock may be repurchased and/or cancelled by the Company if such conditions do not materialize. In general, restricted stock may not be sold, or otherwise hypothecated or transferred, until the vesting restrictions applicable to such shares are removed or expire.

SAB 107 provides the views of the Securities and Exchange Commission regarding valuation of share-based payments pursuant to SFAS 123(R). With respect to volatility, SAB 107 clarifies that no single method of estimating volatility is proper under all circumstances and that to the extent a company can derive implied volatility based on the trading of its financial instruments on a public market, it may be appropriate to use both implied and historical volatility in its assumptions. The Company has certain financial instruments that are publicly traded from which the Company can derive the implied volatility. Therefore, beginning in July 2005, the Company used implied and historical volatility for valuing its stock options, whereas it had previously used historical volatility exclusively as the measure. The Company believes that implied and historical volatility is a better indicator of expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.

The Company determined the fair value of options issued during fiscal years 2005, 2006 and 2007 as of the date of the grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2006	2007
Expected dividend	0%	0%	0%
Risk-free interest rate	3.4%	4.6%	4.9%
Expected volatility	58.3%	42.8%	42.3%
Expected life	3.7 years	3.8 years	4.0 years

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

The following summarizes stock option activity for the fiscal years 2005, 2006 and 2007:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2004	1,652,887	$14.57
Granted	377,000	19.35
Exercised	(201,899)	7.39
Expired or cancel	(52,840)	14.31

Outstanding at June 30, 2005	1,775,148	16.41
Granted	354,000	18.54
Exercised	(246,025)	7.66
Expired or cancel	(73,916)	17.51
Converted out of Plan	(30,529)	20.25

Outstanding at June 30, 2006	1,778,678	17.93
Granted	149,500	18.28
Exercised	(411,157)	15.26
Expired or cancel	(184,892)	19.08

Outstanding at June 30, 2007	1,332,129	$18.63	2.4	$11,616

Exercisable at June 30, 2007	996,963	$18.53	1.7	$6,651

The per-share weighted-average grant-date fair value of stock options granted under the OSI Plan was $8.91, $7.04 and $7.13 for the fiscal years 2005, 2006 and 2007, respectively. The total intrinsic value of options exercised during fiscal 2007 was $3.4 million. As of June 30, 2007, there were 552,963 shares available for grant.

In fiscal 2006, the Company converted 30,529 options under the OSI Plan into 1,065,680 options under the 2004 Spacelab Medical Plan. As a result of the conversion, additional compensation expense of approximately $0.4 million was recognized in fiscal 2006.

2004 Spacelabs Medical Stock Option Plan—The Company established the 2004 Spacelabs Medical Stock Option Plan in April 2004 under which the Company authorized the grant of up to 12,500,000 shares of Spacelabs Medical common stock in the form of nonqualified options.

The Company estimated the fair value of each stock option award as of the date of grant, using a Black-Scholes option pricing model that uses assumptions detailed in the table below. The Company based expected volatilities on the historical volatilities of the publicly traded common stock of a select peer group of companies that are similar to Spacelabs Medical. The Company determined the 2006 expected term assumption under the “Simplified Method” as defined in SAB 107, as it lacks historical data and is unable to make reasonable expectations regarding future exercise patterns. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The Company determined the fair value of options issued during the fiscal years 2005 and 2006 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2006
Expected dividend	0%	0%
Risk-free interest rate	3.2%	3.3%
Expected volatility	51.2%	51.0%
Expected life	3.6 years	3.6 years

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

The following summarizes stock option activity for fiscal years 2005 and 2006:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding—June 30, 2004	4,887,500	0.58
Granted	4,188,500	0.80
Exercised	—	—
Canceled	(1,152,500)	0.59

Outstanding—June 30, 2005	7,923,500	0.70
Granted	739,000	1.10
Converted into Plan	1,065,680	0.58
Exercised	—	—
Canceled	(242,559)	0.70
Converted out of Plan	(9,485,621)	0.72

Outstanding—June 30, 2006	—	—	—	—
Exercisable at June 30, 2006	—	—	—	—

The per-share weighted-average grant-date fair value of stock options issued under the 2004 Spacelabs Medical Stock Option Plan was $0.33 and $0.45 for the two years ended June 30, 2005 and 2006, respectively. No option-holders under the 2004 Spacelabs Medical Stock Option Plan exercised their options during fiscal 2006.

In fiscal 2006, 30,529 options were converted from the OSI Plan into 1,065,680 options of the 2004 Spacelab Medical Stock Option Plan. As a result of the conversion, the Company recognized additional compensation expense of $0.4 million for fiscal 2006.

On March 6, 2006, all 9,485,621 outstanding options under the 2004 Spacelabs Medical Stock Option Plan were converted into options under the 2005 Spacelabs Healthcare Plan. As a result of this conversion, no additional compensation expense was required to be recognized for fiscal 2006. The Company does not expect to make any future grants under the 2004 Spacelabs Medical Stock Option Plan.

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

The Company estimates the fair value of each option award as of the date of grant using a Black-Scholes option pricing model that uses assumptions detailed in the table below. The Company based expected volatilities on the historical volatilities of the publicly traded common stock of a select peer group of companies that are similar to Spacelabs Healthcare. The Company determined the expected term assumption under the “Simplified Method” as defined in SAB 107, as it lacks historical data and is unable to make reasonable expectations regarding future exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

The Company determined the fair value of the options issued during fiscal 2006 and 2007 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2007
Expected dividend	0%	0%
Risk-free interest rate	4.6%	4.5%
Expected volatility	44.2%	37.8%
Expected life	3.6 years	3.6 years

The following table summarizes the 2005 Spacelabs Healthcare Plan’s stock option activities for the years ended June 30, 2006 and 2007:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2005	—	—
Granted	390,000	$2.46
Converted into Plan	5,215,452	1.29
Exercised	(2,543)	1.05
Expired or cancel	(128,790)	1.14

Outstanding at June 30, 2006	5,474,119	$1.37
Granted	997,200	2.11
Exercised	(282,682)	1.10
Expired or cancel	(327,087)	1.43

Outstanding at June 30, 2007	5,861,550	$1.50	2.7	$1,096

Exercisable at June 30, 2007	3,294,545	$1.23	2.1	$955

The per-share weighted-average grant-date fair value of stock options granted under the 2005 Spacelabs Healthcare Plan was $1.00 and $0.72 for the two year ended June 30, 2006 and 2007, respectively. There were no options granted prior to fiscal 2006. This intrinsic value of option exercises under the 2005 Spacelabs Healthcare Plan during fiscal 2007 was $0.3 million. As of June 30, 2007 there were 3.9 million shares available for grant.

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

The Company estimated the fair value of each option award as of the date of grant using a Black-Scholes option pricing model that uses assumptions detailed in the table below. The Company based expected volatilities on the historical volatilities of the publicly traded common stock of a select peer group of companies that are similar to Rapiscan Systems Holdings. The Company has determined the expected term assumption under the “Simplified Method” as defined in SAB 107, as it lacks historical data and is unable to make reasonable expectations regarding future exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

The Company determined the fair value of the options issued during the years ended June 30, 2006 and 2007 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2007
Expected dividend	0%	0%
Risk-free interest rate	4.7%	4.7%
Expected volatility	43.1%	37.2%
Expected life	3.6 years	3.6 years

The following table summarizes the 2006 Rapiscan Systems Plan’s stock option activities for fiscal years 2006 and 2007:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2005	—	—
Granted	5,048,000	$1.42
Exercised	—	—
Expired or cancel	—	—

Outstanding at June 30, 2006	5,048000	1.42
Granted	2,913,000	1.55
Exercised	—	—
Expired or cancel	(198,750)	1.43

Outstanding at June 30, 2007	7,762,250	$1.47	4.0	$1,802

Exercisable at June 30, 2007	1,255,750	$1.42	3.7	$352

The per-share weighted-average grant-date fair value of stock options granted under the 2006 Rapiscan Systems Plan was $0.43 and $0.47 for fiscal years 2006 and 2007, respectively. The Company made no grants under this plan during prior periods. There were no options exercises under the 2006 Rapiscan Systems Plan during fiscal 2006. As of June 30, 2007 there were 2.4 million shares available for grant.

Pro forma SFAS 123 disclosure

Prior to July 1, 2005 and the adoption of SFAS 123(R), the Company accounted for employee stock option plans by applying the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB Opinion 25). As such, prior to July 1, 2005, the Company applied APB Opinion 25 in accounting for substantially all of stock-based awards and, accordingly, except for certain options issued to non-employees, the Company recognized no compensation cost using the intrinsic value method for stock-based compensation in the accompanying financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

If the fair-value-based method had been applied in measuring stock-based compensation expense under SFAS 123, as amended by SFAS 148, the pro forma effect on net loss and loss per share for year ended June 30, 2005, would have been as follows (in thousands, except per share amounts):

2005
Net loss, as reported	$(2,395)
Add: Stock-based employee compensation expense included in reported net income-net of related tax effects	—
Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards-net of related tax effects	(4,268)

Pro forma net loss	$(6,663)

Loss per share:
Basic—as reported	$(0.15)
Basic—pro forma	$(0.41)
Diluted—as reported	$(0.15)
Diluted—pro forma	$(0.42)

11.    Income Taxes

The following is a geographical breakdown of income (loss) before the provision (benefit) for income taxes (in thousands):

	2005	2006	2007
Pre-tax loss:
United States	$(12,512)	$(6,533)	$(40,781)
Foreign	4,739	7,037	10,319

Total pre-tax income (loss)	$(7,773)	$504	$(30,462)

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	2005	2006	2007
Current:
Federal	$(4,561)	$1,437	$(4,920)
State	694	504	(641)
Foreign	1,057	2,548	5,882

Total current provision (benefit)	(2,810)	4,489	321
Tax effect of stock option benefits	905	133	844
Change in valuation allowance	609	201	(172)
Deferred	(4,013)	(3,733)	(13,869)

Total provision (benefit) for income taxes	$(5,309)	$1,090	$(12,876)

The Company does not provide for U.S. income taxes on the undistributed earnings of the foreign subsidiaries, as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time. At June 30, 2007, undistributed earnings of the foreign subsidiaries amounted to approximately $15 million. It is not practical to determine the amount of income or withholding tax that would be payable upon the remittance of these earnings.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

Deferred income tax assets (liabilities) consisted of the following (in thousands):

	June 30,
	2006	2007
Deferred income tax assets:
State income tax credit carryforwards	$2,865	$2,971
Federal income tax credit carryforwards	1,319	2,369
Net operating loss carryforwards	2,765	5,616
Revitalization zone deductions	967	967
Allowance for doubtful accounts	961	977
Inventory reserve	2,564	6,802
Inventory capitalization	4,037	2,841
Accrued liabilities	1,921	3,388
Other assets	7,842	13,818

Total deferred income tax assets	25,241	39,749
Valuation allowance	(2,244)	(2,416)

Net deferred income tax assets	22,997	37,333

Deferred income tax liabilities:
Depreciation	(2,240)	(1,779)
State income taxes	(1,410)	(1,775)
Amortization of intangible assets	(9,837)	(8,470)
Spacelabs minority interest	(4,021)	(4,276)
Other liabilities	(1,096)	(898)

Total deferred income tax liabilities	(18,604)	(17,198)

Net deferred tax asset	$4,393	$20,135

As of June 30, 2007, the Company has federal net operating loss carry forwards of approximately $7.9 million and state net operating loss carry forwards of $0.7 million. The Company’s federal net operating losses will begin to expire in the tax year ending June 30, 2018 and are subject to limitations on their utilization. As of June 30, 2007, the Company had federal credit carry forwards, including research and development and foreign tax credits of approximately $2.4 million and state credit carry forwards, including research and development revitalization zone credits, of approximately $3.8 million. The Company’s federal tax credits will begin to expire in the tax year ending June 30, 2015 and the state credit carry forwards will begin to expire in the tax year ending June 30, 2011.

The Company has established a valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting For Income Taxes.” The valuation allowance relates to the net operating loss of a subsidiary, subject to Separate Return Limitation Year rules, an unrealized capital loss related to a write-down of an equity investment, as well as an acquired capital loss carry forward. The Company reviews the adequacy of valuation allowances and releases the allowances when it is determined that it is more likely than not that the benefits will be realized.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	June 30,
	2005	2006	2007
Provision (benefit) for income taxes at federal statutory rate	(35.0)%	35.0%	(35.0)%
State income taxes and credits—net of federal benefit	(11.0)	66.7	(3.5)
Research and development tax credits	(24.1)	—	(1.7)
Subpart F income	5.6	44.6	1.0
Homeland Investment Act Dividend	—	327.9	—
SFAS 123(R) stock options adjustment	—	146.4	(0.6)
Foreign income subject to tax at other than federal statutory rate	(2.6)	(383.9)	(7.8)
Nondeductible expenses	5.6	126.3	1.1
Other	(4.8)	(6.7)	2.2
Change in valuation allowance	7.8	39.8	2.0
Favorable determination of income tax contingencies	(9.8)	(179.8)	—

Effective income tax rate	(68.3)%	216.3%	(42.3)%

12.    COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases facilities and certain equipment under various operating lease agreements. Certain leases provide for periodic rent increases and may contain escalation clauses and renewal options. Future minimum lease payments under such leases as of June 30, 2007 are as follows (in thousands):

2008	$12,074
2009	10,217
2010	8,587
2011	6,971
2012	6,168
Thereafter	11,781

Total	$55,798

Rent expense totaled $8.1 million, $9.7 million and $11.6 million for the fiscal years ended June 30, 2005, 2006 and 2007, respectively.

In October 2004, the Company amended two real property leases covering office and manufacturing facilities in Issaquah, Washington. Under the amendments, the Company extended the term of such leases by approximately two years and relinquished certain options it held to terminate portions of such leases early. As a result, the leases expire in 2014. In consideration, the landlord paid the Company $2.0 million in cash which has been recorded as deferred rent and is being amortized over the remaining term of the lease. The leases are accounted for as operating leases.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

Commitments—Under the terms and conditions of the purchase agreements associated with the following acquisitions, the Company may be obligated to make additional payments:

In August 2002, the Company purchased a minority equity interest in CXR, a U.K. based research and development company that develops real time tomography systems. In June 2004, the Company increased its equity interest in CXR to approximately 75% and in December 2004 the Company acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest the Company has agreed to make certain royalty payments based on sales of CXR’s products. As of June 30, 2007, no royalty payments have been earned or paid.

In November 2002, the Company acquired all the outstanding capital stock of Ancore (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation). During the five years following the acquisition, contingent consideration of up to $34 million is payable based on the sales of certain of its products. The contingent consideration is capped at $34.0 million. As of June 30, 2007, no contingent consideration has been earned or paid.

In January 2004, the Company completed the acquisition of ARACOR (since renamed Rapiscan Systems High Energy Inspection Corporation). During the seven years following the acquisition, contingent consideration of up to $30 million is payable based on its net revenues, provided certain requirements are met. As of June 30, 2007, no contingent consideration has been earned or paid.

In February 2005, the Company completed the acquisition of Blease. During the three years following the acquisition, contingent consideration is payable based on Blease’s net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $12.5 million as of June 30, 2007). As of June 30, 2007, no contingent consideration has been earned or paid.

In July 2006, the Company completed another acquisition that was not material to the overall Consolidated Financial Statements. The Company expects to make an approximately $ 0.3 million earn-out payment in fiscal 2008. Total contingent consideration has been capped at $ 0.5 million.

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

FOR THE THREE YEARS ENDED JUNE 30, 2007

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

Legal Proceedings—In November 2002, L-3 Communications Corporation brought suit against the Company in the District Court for the Southern District of New York seeking a declaratory judgment that L-3 Communications Corporation had not breached its obligations to us concerning the acquisition of PerkinElmer’s Security Detection Systems Business. The Company asserted counterclaims against L-3 Communications Corporation for, among other things, fraud and breach of fiduciary duty. On May 24, 2006, the jury in the case returned a verdict in the Company’s favor and awarded the Company $125 million in damages. The jury found that L-3 Communications Corporation had breached its fiduciary duty to the Company and had committed fraud. The jury awarded the Company $33 million in compensatory damages and $92 million in punitive damages. In addition, the jury also found that the Company had breached a confidentiality agreement and awarded L-3 Communications Corporation nominal damages of one dollar. Final judgment has been entered and the judgment is currently under appeal.

The Company has previously disclosed a lawsuit, filed in March 2004 in the 285th Judicial District Court in Bexar County, Texas by certain individuals, naming the Company and its Spacelabs Medical subsidiary as well as a hospital located in Bexar County, Texas, in a petition claiming that the individuals suffered injuries in March 2003 caused, in part, by a defective monitoring system manufactured by Spacelabs Medical. The Company has also previously disclosed a lawsuit, filed in April 2004 in the 21st Judicial District Court, Parish of Tangipahoa, Louisiana by certain individuals, naming the Company’s Spacelabs Medical subsidiary as well as several other defendants, in a petition that alleges, among other things, that a product possibly manufactured by Spacelabs Medical failed to properly monitor a hospital patient thereby contributing to the patient’s death in November 2001. The Company does not presently consider either of these legal proceedings to be material to its business and therefore will no longer disclose information about them in the reports that it files with the Securities and Exchange Commission.

The Company is also involved in various other claims and legal proceedings arising out of the ordinary course of business which have not been previously disclosed in its quarterly and annual reports. In the Company’s opinion after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on its financial position, future results of operations, or cash flows.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company has not accrued for loss contingencies relating to the above matters because the Company believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s results of operations, financial position and/or liquidity could be material.

13.    SHAREHOLDERS’ EQUITY

Stock Repurchase Program

The Company’s Board of Directors has authorized a series of common stock repurchase programs. During fiscal 2005, the Company repurchased 264,527 shares for $3.8 million. During fiscal years 2006 and 2007, no shares were repurchased under this program. At June 30, 2007, 1,330,973 shares were available for repurchase under the stock repurchase program. The Company generally retires the treasury shares as they are repurchased which are recorded as a reduction from common shares in the accompanying Consolidated Financial Statements.

Warrants

In December 2001, the Company issued and sold an aggregate of 2,070,000 shares of common stock in a private placement to institutional investors and received net proceeds of $38.3 million. As part of the transaction, the Company issued warrants to purchase 621,000 additional shares of the Company’s common stock at an exercise price of $23.47 per share exercisable at any time, in full or part, no later than December 10, 2008.

In October 2002, the Company issued and sold an aggregate of 1,250,000 shares of common stock in a private placement to institutional investors and received net proceeds of $20.5 million. As part of the transaction, the Company issued warrants to purchase 281,250 additional shares of the Company’s common stock at an exercise price of $21.22 per share exercisable at any time, in full or part, no later than October 21, 2009.

In June 2004, the Company issued and sold an aggregate of 1,500,000 shares of common stock in a private placement to institutional investors and received net proceeds of $31 million. As part of the transaction, the Company issued warrants to purchase 337,500 additional shares of the Company’s common stock at an exercise price of $27.73 per share exercisable at any time, in full or part, no later than June 1, 2011.

During fiscal year 2006, 84,847 warrants were exercised resulting in net proceeds to the Company of approximately $1.3 million.

The following summarizes the warrants outstanding as of June 30, 2007:

	Warrants Outstanding
Exercise Prices	Number Outstanding at June 30, 2007	Remaining Contractual Life (Years)
$23.47	621,000	1.36
$21.22	281,250	2.31
$27.73	337,500	3.92

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

14.    Related-Party Transactions

In 1994, the Company, together with an unrelated other company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company owns a 36% interest in the joint venture, the Company’s chairman and chief executive officer owns a 10.5% interest, and the president of the Company’s Security division owns a 4.5% ownership interest. The Company’s initial investment was approximately $0.1 million. For the years ended June 30, 2005, 2006 and 2007, the Company’s equity earnings in the joint venture were approximately to $0.2 million, $0.4 million and $0.3 million, respectively. The Company, its chairman and chief executive officer and the president of the Company’s Security division collectively control less than 50% of the board of directors voting power in the joint venture. As a result, the Company accounts for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of the Company’s subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for the fiscal years ended June 30, 2005, 2006, and 2007 were approximately $0.2 million, $0.1 million and $0.5 million, respectively.

The Company has contracted with entities owned by or related to directors of the Company to provide messenger service, auto rental and printing services. Such expenses for the fiscal years ended June 30, 2005, 2006 and 2007 were approximately $60,000, $60,000 and $50,000 for messenger services and auto rental and $70,000, $80,000 and $50,000 for printing services, respectively.

15.    Employee Benefit Plans

The Company has a qualified employee retirement savings plan. Participants can contribute certain amounts to the plan and the Company matches a certain portion of employee contributions. The Company contributed approximately $1.1 million, $1.2 million and $1.3 million to the plan for the fiscal years ended June 30, 2005, 2006 and 2007, respectively.

The Company sponsors a number of qualified and nonqualified pension plans for its employees. The Company adopted SFAS 158 on June 30, 2007. The new standard requires companies to fully recognize the overfunded or underfunded status of each of its defined benefit plan as an asset or liability in the consolidated balance sheet. The asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation. SFAS 158 has no impact on the amount of expense recognized in the consolidated statement of income.

SFAS 158 is required to be adopted on a prospective basis. Therefore, the Company’s June 30, 2006 consolidated balance sheet was not restated. The adoption of SFAS 158 was recorded as an adjustment to assets and liabilities to reflect the plans’ funded status (rather than a prepaid asset or accrued liability), with a corresponding decrease in AOCI, which is a component of shareholders’ equity. The net-of-tax decrease in AOCI at June 30, 2007 relating to the adoption of SFAS 158 was $1.6 million. The impact of adoption of SFAS 158 on individual line items in the Company’s consolidated balance sheet at June 30, 2007 (including related deferred tax balances) was a decrease in the short-term deferred income tax asset of $0.2 million and an increase in other long-term liabilities of $1.8 million. The net total after-tax decrease in AOCI in fiscal 2007 relating to defined benefit pension plans was $0.9 million.

In future years, unrecognized amounts included in AOCI at June 30, 2007 will be reclassified from AOCI to retained earnings as the amounts are recognized in the consolidated income statement pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” As noted above, SFAS 158 does not change the amount of net pension cost that is to be recognized under SFAS Nos. 87, 88 and 106.

As required by SFAS 158, the liabilities associated with underfunded plans are classified as noncurrent, except to the extent the fair value of the plan’s assets is less than the plan’s estimated benefit payments over the next 12 months. In conjunction with the adoption of SFAS 158 on June 30, 2007, the Company made the required current and noncurrent reclassifications in its consolidated balance sheet.

The Company uses a June 30 measurement date for its pension plans

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for fiscal years 2006 and 2007, and a statement of the funded status as of June 30, 2006 and 2007 (in thousands):

	2006	2007
Change in Benefit Obligation

Benefit obligation at beginning of year	$7,076	$8,680
Translation adjustment	323	565
Service costs	203	350
Interest costs	330	425
Plan participants’ contributions	15	4
Actuarial (loss) gain	974	(895)
Actuarial loss from settlement	—	(181)
Benefits paid	(241)	(459)

Benefit obligation at end of year	8,680	8,489

Change in Plan Assets

Fair value of plan assets at beginning of year	4,192	4,884
Translation adjustment	176	346
Actual return on plan assets	284	13
Company contributions	458	550
Plan participants’ contributions	15	4
Benefits paid	(241)	(447)

Fair value of plan assets at end of year	4,884	5,350

Funded status	(3,795)	(3,139)
Unrecognized net actuarial loss	3,177	2,663

Net amount recognized	$(618)	$(476)

Amount recognized in balance sheets consist of:
Accumulated other comprehensive income	$980	$(236)
Accrued pension liability	(1,598)	(1,645)

Net amount recognized	$(618)	$(1,881)

The following table provides the net periodic benefit costs for each of the fiscal years ended June 30, (in thousands):

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

	2005	2006	2007
Net Periodic Benefit Costs

Service costs	$187	$203	$350
Interest costs	324	330	425
Expected return on plan assets	(179)	(215)	(325)
Amortization of prior service costs	40	42	91
Recognized actuarial loss	116	121	90

Net periodic benefit cost	$488	$481	$631

Plan Assumptions

	2006	2007
Weighted average assumptions at year-end:
Discount rate	4.9%	5.4%
Expected return on plan assets	6.2%	6.4%
Rate of compensation increase	3.6%	3.8%

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

Plan Assets and Investment Policy

	Fiscal year ended June 30, 2006		Fiscal year ended June 30, 2007
	Proportion of Fair Value	Expected Rate of Return	Proportion of Fair Value	Expected Rate of Return
Equity securities	42%	8%	48%	8%
Debt securities	49%	5%	43%	5%
Other	9%	4%	9%	5%

Combined	100.0%	6.2%	100.0%	6.4%

The defined benefit plans’ assets are invested in a range of pooled investment funds that provide access to a diverse range of asset classes. The investment objective is to maximize the investment return over the long term without exposing the fund to an unnecessary level of risk. Within this objective, it is recognized that benefits will be secured by the purchase of annuities at the time of employee retirement.

The benchmark is to hold assets broadly in the proportion of 50% equity securities and 50% debt securities. This proportion is allowed to fluctuate with market movements and is not formally rebalanced. The equity holdings are maintained in balanced funds under the control of investment managers.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

Day-to-day equities selection decisions are delegated to investment managers, although these are monitored against performance and risk targets. Due to the nature of the pooled funds, there are no significant holdings in any single company (greater than 5% of the total assets). The investment strategy is reviewed on a regular basis, based on the results of the liability studies.

Projected Benefit Payments

The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2007 (in thousands):

Pension Benefits
July 1, 2007 to June 30, 2008	$286
July 1, 2008 to June 30, 2009	124
July 1, 2009 to June 30, 2010	219
July 1, 2010 to June 30, 2011	139
July 1, 2011 to June 30, 2012	839
July 1, 2012 to June 30, 2017	2,570

Company Contribution

Currently, the agreed Company’s weighted average contribution rate is 16% of pensionable salaries. If the Company contributions continue at the current rate, the estimated total Company contributions for fiscal 2008 will be approximately $0.5 million.

16.    SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), the Company has determined that it operates in three identifiable industry segments, (a) security and inspection systems (Security division), (b) medical monitoring and anesthesia systems (Healthcare division), and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). The Company also has a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances and legal, audit and other professional service fees not allocated to product segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the businesses of the Optoelectronics and Manufacturing division comprises businesses that primarily supply components and subsystems to original equipment manufacturers, including to businesses of the Security and Healthcare divisions. Sales between divisions are at transfer prices that are equivalent to market values. All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

The following tables present the operations and identifiable assets by industry segment (in thousands):

	2005
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$123,197	$195,698	$66,146	$—	$—	$385,041
Revenue between product segments	—	—	18,412	—	(18,412)	—

Total revenues	$123,197	$195,698	$84,558	$—	$(18,412)	$385,041

Income (loss) from operations	$(5,438)	$8,394	$6,159	$(15,420)	$(675)	$(6,980)

Segments assets	$143,168	$127,906	$57,446	$21,603	$(3,003)	$347,120

Capital expenditures	$11,410	$3,982	$2,589	$(393)	$—	$17,588

Depreciation	$2,783	$1,679	$1,824	$324	$—	$6,610

	2006
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$135,089	$220,624	$96,973	$—	$—	$452,686
Revenue between product segments	—	—	28,897	—	(28,897)	—

Total revenues	$135,089	$220,624	$125,870	$—	$(28,897)	$452,686

Income (loss) from operations	$(640)	$14,660	$12,505	$(24,786)	$(768)	$971

Segment assets	$169,197	$149,198	$74,029	$19,706	$(8,632)	$403,498

Capital expenditures	$5,639	$5,912	$3,464	$1,005	$—	$16,020

Depreciation	$4,968	$3,059	$2,124	$417	$—	$10,568

	2007
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$186,575	$233,178	$112,531	$—	$—	$532,284
Revenue between product segments	—	—	37,976	—	(37,976)	—

Total revenues	$186,575	$233,178	$150,507	$—	$(37,976)	$532,284

Income (loss) from operations	$(29,400)	$(4,712)	$9,612	$(16,987)	$(672)	$(42,159)

Segment assets	$170,881	$172,340	$87,483	$23,738	$(2,959)	$451,483

Capital expenditures	$3,486	$5,839	$4,470	$1,462	$—	$15,257

Depreciation	$4,323	$4,936	$3,973	$392	$—	$13,624

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2007

The following tables present the revenues and identifiable assets by geographical area (in thousands):

	2005
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$293,871	$69,618	$21,552	$—	$385,041
Revenue between product segments	7,679	—	10,733	(18,412)	—

Total revenue	$301,550	$69,618	$32,285	$(18,412)	$385,041

Long-lived assets	$81,530	$25,425	$2,383		$109,338

	2006
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$324,032	$105,552	$23,102	$—	$452,686
Revenue between product segments	16,451	—	12,446	(28,897)	—

Total revenue	$340,483	$105,552	$35,548	$(28,897)	$452,686

Long-lived assets	$84,760	$30,920	$3,763		$119,443

	2007
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$333,902	$152,565	$45,817	$—	$532,284
Revenue between product segments	20,814	—	17,162	(37,976)	—

Total revenue	$354,716	$152,565	$62,979	$(37,976)	$532,284

Long-lived assets	$94,160	$29,958	$6,797		$130,915

*    *    *    *    *    *

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
Description	Balance at Beginning of period	Charged to costs and expenses	Charged in other accounts	Deductions- Write-offs		Balance at end of period
Balance for doubtful accounts:
Year ended June 30, 2005	$774	$4,005	$—	$97		$4,682

Year ended June 30, 2006	$4,682	$2,792	—	$4,478		$2,996

Year ended June 30, 2007	$2,996	$1,861	—	$2,855		$2,002

Balance for warranty reserve
Year ended June 30, 2005	$9,190	$5,559	$464	$8,572	(1)	$6,641

Year ended June 30, 2006	$6,641	$6,609	$—	$6,026		$7,224

Year ended June 30, 2007	$7,224	$3,798	$439	$4,018		$7,443

(1)	This amount includes a $2,148 change in estimate for the warranty reserve in fiscal 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC.
(Registrant)

Date: September 11, 2007	By:	/s/ ALAN EDRICK
Alan Edrick, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 11, 2007

/s/ ALAN EDRICK Alan Edrick	Chief Financial Officer (Principal Financial and Accounting Officer)	September 11, 2007

/s/ AJAY MEHRA Ajay Mehra	Executive Vice President, President of Rapiscan Systems and Director	September 11, 2007

/s/ LESLIE E. BIDER Leslie E. Bider	Director	September 11, 2007

/s/ STEVEN C. GOOD Steven C. Good	Director	September 11, 2007

/s/ MEYER LUSKIN Meyer Luskin	Director	September 11, 2007

/s/ CHAND R. VISWANATHAN Chand R. Viswanathan	Director	September 11, 2007

II-1

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of OSI Systems, Inc. (1)

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation (2)

3.3	Amended and Restated Bylaws of OSI Systems, Inc. (1)

4.1	Specimen Common Stock Certificate (3)

4.2	Rights Agreement dated July 31, 2000, between U.S. Stock Transfer Corporation and OSI Systems, Inc. (4)

4.3	Amendment No. 1, dated December 21, 2004, to Rights Agreement dated as of July 31, 2000, between U.S. Stock Transfer Corporation and OSI Systems, Inc. (5)

10.1	Form of Indemnity Agreement for directors and executive officers of OSI Systems, Inc. (2)

10.2	Employment Agreement dated September 1, 2000, between Ajay Mehra and OSI Systems, Inc. (6)

10.3	Employment Agreement dated June 1, 2003, between Victor Sze and OSI Systems, Inc. (7)

10.4	Amendment to Employment Agreement dated July 18, 2005, between Victor Sze and OSI Systems, Inc. (8)

10.5	Amended and Restated Employment Agreement dated July 18, 2005, between Deepak Chopra and OSI Systems, Inc. (8)

10.6	Merger Agreement and Plan of Organization dated December 18, 2003, among Advanced Research & Applications Corp., Robert A. Armistead, OSI Subsidiary, Inc. and OSI Systems, Inc. (9)

10.7	Purchase Agreement dated January 2, 2004, between Instrumentarium Corporation and OSI Systems, Inc. (10)

10.8	Letter Agreement dated March 19, 2004, between Instrumentarium Corporation and OSI Systems, Inc. amending and supplementing the Purchase Agreement dated as of January 2, 2004. (10)

10.9	Securities Purchase Agreement dated June 1, 2004, among OSI Systems, Inc. and various purchasers (11)

10.10	Registration Rights Agreement dated June 1, 2004, among OSI Systems, Inc. and various purchasers (11)

10.11	Amended Employee Stock Purchase Plan (12)

10.12	Lease (A) dated June 24, 2002, between S/I Sammamish I, LLC and Spacelabs Medical, Inc. (13)

10.13	Lease (B) dated June 24, 2002, between S/I Sammamish I, LLC and Spacelabs Medical, Inc. (13)

10.14	First Amendment to Lease (A) dated October 12, 2004, between S/I Sammamish I, LLC and OSI Systems, Inc. (14)

10.15	First Amendment to Lease (B) dated October 12, 2004, between S/I Sammamish I, LLC and OSI Systems, Inc. (14)

10.16	Share Purchase Agreement dated February 8, 2005, between the owners of Blease Medical Holdings Limited and OSI Systems, Inc. (15)

10.17	Master Intercompany Agreement dated October 24, 2005, between Spacelabs Healthcare, Inc. and OSI Systems, Inc. (16)

10.18	Lock-In and Orderly Marketing Agreement dated October 24, 2005, among Collins Stewart Limited, Spacelabs Healthcare, Inc., UDT Sensors, Inc. and OSI Systems, Inc. (16)

10.19	Employment Agreement dated July 25, 2006, between Alan Edrick and OSI Systems, Inc. (17)

1

No.	EXHIBIT DESCRIPTION
10.20	Share Sale Agreement dated June 28, 2006, between Ferraris Group PLC and Spacelabs Healthcare, Inc. (18)

10.21	2006 Equity Participation Plan of OSI Systems (19)

10.22	Credit Agreement dated July 27, 2007, between Wachovia Bank, N.A. and OSI Systems, Inc. (20)

10.23*	Letter Agreement for Payments upon a Change in Control, dated September 10, 2007, between Deepak Chopra and OSI Systems, Inc.

10.24*	Letter Agreement for Payments upon a Change in Control, dated September 10, 2007, between Ajay Mehra and OSI Systems, Inc.

10.25*	Letter Agreement for Payments upon a Change in Control, dated September 10, 2007, between Victor Sze and OSI Systems, Inc.

10.26*	Letter Agreement for Payments upon a Change in Control, dated February 28, 2007, between Manoocher Mansouri and OSI Systems, Inc.

10.27	Form of Stock Option Agreement (21)

14.1	Code of Ethics and Conduct (14)

21.1*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Section 302

31.2*	Certification Pursuant to Section 302

32.1*	Certification Pursuant to Section 906

32.2*	Certification Pursuant to Section 906

*	Filed herewith
(1)	Previously filed with our Registration Statement on Form S-1 filed June 13, 1997.
(2)	Previously filed with our Current Report on Form 8-K filed November 12, 2004.
(3)	Previously filed with Amendment No. 2 to our Registration Statement on Form S-1 filed August 15, 1997.
(4)	Previously filed with our Form 8-A on August 1, 2000.
(5)	Previously filed with our Current Report on Form 8-K filed December 23, 2004.
(6)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
(7)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
(8)	Previously filed with our Current Report on Form 8-K filed July 20, 2005.
(9)	Previously filed with our Current Report on Form 8-K filed January 22, 2004.
(10)	Previously filed with our Current Report on Form 8-K filed March 26, 2004.
(11)	Previously filed with our Current Report on Form 8-K filed June 2, 2004.
(12)	Previously filed with our Registration Statement on Form S-8 filed March 1, 2006.
(13)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
(14)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
(15)	Previously filed with our Current Report on Form 8-K filed February 14, 2005.
(16)	Previously filed with our Current Report on Form 8-K filed November 4, 2005.
(17)	Previously filed with our Current Report on Form 8-K filed July 31, 2006.
(18)	Previously filed with our Current Report on Form 8-K filed August 4, 2006.
(19)	Previously filed with our Current Report on Form 8-K filed December 4, 2006.
(20)	Previously filed with our Current Report on Form 8-K filed July 27, 2007.
(21)	Previously filed with our Registration Statement on Form S-1 filed August 1, 1997.

2