Form 10-Q
period 2007-09-30
OSI SYSTEMS INC
filed 2007-11-07
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐               Accelerated filer ☑               Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
As of November 2, 2007, there were 17,139,425 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
OSI SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	June 30,	September 30,
	2007	2007
ASSETS
Current Assets:
Cash and cash equivalents	$15,980	$14,644
Accounts receivable	140,483	136,697
Other receivables	5,770	5,009
Inventories	120,174	134,590
Deferred income taxes	20,265	20,320
Prepaid expenses and other current assets	11,967	15,469

Total current assets	314,639	326,729
Property and equipment, net	48,051	47,861
Goodwill	50,286	50,705
Intangible assets, net	28,476	28,179
Other assets	10,031	14,786

Total assets	$451,483	$468,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$16,775	$—
Current portion of long-term debt	5,744	4,615
Accounts payable	60,524	69,857
Accrued payroll and employee benefits	17,880	16,775
Deferred income taxes	1,968	1,968
Advances from customers	16,734	18,515
Accrued warranties	7,443	7,998
Deferred revenue	7,548	7,175
Other accrued expenses and current liabilities	21,282	17,146

Total current liabilities	155,898	144,049
Long-term debt	25,709	49,507
Deferred rent	5,174	5,312
Deferred income taxes	4,093	4,095
Other long-term liabilities	4,582	11,399

Total liabilities	195,456	214,362

Minority interest	8,815	8,685
Commitment and contingencies (Note 7)

Shareholders’ Equity:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value—authorized, 40,000,000 shares; issued and outstanding, 17,086,989 and 17,136,488 shares at June 30, 2007 and September 30, 2007, respectively	207,260	209,196
Retained earnings	31,450	26,044
Accumulated other comprehensive income	8,502	9,973

Total shareholders’ equity	247,212	245,213

Total liabilities and shareholders’ equity	$451,483	$468,260

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amount data)
(Unaudited)

	For the Three Months Ended
	September 30,
	2006	2007
Revenues	$115,529	$131,013
Cost of goods sold	77,032	86,903

Gross profit	38,497	44,110

Operating expenses:
Selling, general and administrative expenses	36,370	36,211
Research and development	10,819	9,729
Impairment, restructuring, and other charges	219	85

Total operating expenses	47,408	46,025

Loss from operations	(8,911)	(1,915)

Other income (expense):
Other expense	(74)	—
Interest income	141	119
Interest expense	(1,014)	(1,208)

Loss before benefit for income taxes and minority interest	(9,858)	(3,004)

Benefit for income taxes	(3,179)	(1,055)

Minority interest	638	(118)

Net loss	$(6,041)	$(2,067)

Loss per share:
Basic	$(0.36)	$(0.12)

Diluted	$(0.36)	$(0.12)

Shares used in per share calculation:
Basic	16,668	17,171

Diluted	16,668	17,171

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	For the Three Months Ended
	September 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(6,041)	$(2,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,926	4,547
Stock based compensation expense	1,375	1,095
Provision for losses on accounts receivable	114	145
Minority interest in net income (loss) of subsidiary	(638)	118
Equity in earnings of unconsolidated affiliates	(40)	(81)
Deferred income taxes	(3,400)	(3,490)
In-process research and development	561	—
Other	(25)	(24)
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(333)	4,510
Other receivables	3,487	876
Inventories	(7,931)	(14,031)
Prepaid expenses and other current assets	(2,543)	(4,268)
Accounts payable	(514)	8,974
Accrued payroll and employee benefits	328	(369)
Advances from customers	2,378	1,661
Accrued warranties	(835)	498
Deferred revenue	(2,248)	(789)
Other accrued expenses and current liabilities	(2,328)	(949)

Net cash used in operating activities	(13,707)	(3,644)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	62	88
Acquisition of property and equipment	(2,463)	(2,600)
Acquisition of businesses—net of cash acquired	(24,209)	—
Buyback of subsidiary stock	—	(443)
Acquisition of intangible and other assets	(900)	(853)

Net cash used in investing activities	(27,510)	(3,808)

Cash flows from financing activities:
Net proceeds (payments) from bank lines of credit	13,281	(16,775)
Proceeds from long-term debt	25,458	44,883
Payments on long-term debt	(1,057)	(22,488)
Payments on capital lease obligations	(273)	(341)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	864	884

Net cash provided by financing activities	38,273	6,163

Effect of exchange rate changes on cash	(167)	(47)

Net decrease in cash and cash equivalents	(3,111)	(1,336)
Cash and cash equivalents-beginning of period	13,799	15,980

Cash and cash equivalents-end of period	$10,688	$14,644

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$896	$1,133

Income taxes	$2,090	$1,027

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
The Company’s Healthcare division designs, manufactures and markets patient monitoring, diagnostic cardiology and anesthesia systems worldwide to end users, primarily under the “Spacelabs” trade name. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians offices, medical clinics and ambulatory surgery centers. The Company’s Healthcare division also offers centralized, cardiac safety, core laboratory services in connection with clinical trials by or on behalf of pharmaceutical companies and clinical research organizations.
The Company’s Optoelectronics and Manufacturing division designs, manufactures and markets optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), toll and traffic management systems, fiber optics, telecommunications, weapons simulation systems, gaming, office automation, computer peripherals and industrial automation. The Company sells optoelectronic devices primarily under the “OSI Optoelectronics” trade name and performs value-added manufacturing services primarily under the “OSI Electronics” trade name. This division provides products and services to original equipment manufacturers, as well as to the Company’s own Security and Healthcare divisions.
Basis of Presentation
The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on September 12, 2007. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current year’s presentation.

Spacelabs Healthcare Public Offering
In October 2005, Spacelabs Healthcare, Inc., a subsidiary comprising the business operations of the Company’s Healthcare division, completed an initial public offering of approximately 20% of its total issued and outstanding common stock. The Spacelabs Healthcare shares trade under the ticker symbol “SLAB” on the AIM (formerly known as the Alternative Investment Market), a stock market administered by the London Stock Exchange. As a result of the initial public offering, the Company recorded minority interest in Spacelabs Healthcare of $7.6 million, representing approximately 20% of Spacelabs Healthcare’s issued and outstanding shares. The offering resulted in $26.3 million in proceeds, net of expenses. During fiscal 2007 and the first quarter of fiscal 2008, the Company repurchased publicly-traded shares of Spacelabs Healthcare. As of June 30 and September 30, 2007, the Company owned approximately 84% of Spacelabs Healthcare.
Impairment of Long-Lived Assets
The Company tests goodwill for impairment in accordance with Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. For purposes of SFAS 142, the Company has determined that it has five reporting units, consisting of the Security division, Optoelectronics and Manufacturing division and three reporting units within the Healthcare division. The Company tests goodwill for impairment annually in its second fiscal quarter using a two-step process. First, the Company determines if the carrying amount of any of the reporting units within each of its divisions exceeds its fair value. It uses a discounted cash flows method to make this determination for its Security and Optoelectronics and Manufacturing divisions and it uses a market value method for the reporting units within its Healthcare division (based on the market price of Spacelabs Healthcare common stock on the AIM). If these methods indicate a potential impairment of goodwill associated with any reporting unit, the Company then compares the implied fair value of the goodwill associated with the respective reporting unit to its carrying amount to determine if there is an impairment loss.
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
Per Share Computations
The Company computes basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method. Stock options and warrants to purchase a total of 2.7 million and 3.1 million shares of common stock for the three months ended September 30, 2006 and 2007, respectively, were not included in diluted earnings per share calculations because to do so would have been antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months Ended
	September 30,
	2006	2007
Net loss	$(6,041)	$(2,067)
Effect of dilutive interest in subsidiary stock	—	(1)

Loss available to common shareholders	$(6,041)	$(2,068)

Weighted average shares outstanding — basic	16,668	17,171
Dilutive effect of stock options and warrants	—	—

Weighted average of shares outstanding — diluted	16,668	17,171

Basic loss per share	$(0.36)	$(0.12)

Diluted loss per share	$(0.36)	$(0.12)

Comprehensive Income
Comprehensive loss is computed as follows (in thousands):

	Three months Ended
	September 30,
	2006	2007
Net loss	$(6,041)	$(2,067)
Foreign currency translation adjustments	(122)	1,645
Minimum pension liability adjustment	(11)	(174)
Other	13	—

Comprehensive loss	$(6,161)	$(596)

Recent Accounting Pronouncements
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that this statement will have on its condensed consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of SFAS No. 115,” (SFAS 159). SFAS 159 allows companies to elect to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been chosen are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that this statement will have on its condensed consolidated financial statements.
2. Balance Sheet Details
The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,	September 30,
	2007	2007
Accounts receivable
Trade receivables	$138,960	$135,842
Receivables related to long term contracts — unbilled costs and accrued profit on progress completed	3,525	3,230

Total	142,485	139,072
Less: allowance for doubtful accounts	(2,002)	(2,375)

Accounts receivable, net	$140,483	$136,697

Inventories, net
Raw materials	$64,652	$66,964
Work-in-process	25,304	34,539
Finished goods	30,218	33,087

Total	$120,174	$134,590

	June 30,	September 30,
	2007	2007
Property and equipment, net
Land	$6,277	$6,318
Buildings and leasehold improvements	16,596	17,407
Equipment and tooling	44,224	47,975
Furniture and fixtures	5,202	5,317
Computer equipment	23,470	21,698
ERP software	2,524	2,661

Total	98,293	101,376
Less: accumulated depreciation and amortization	(50,242)	(53,515)

Property and equipment, net	$48,051	$47,861

The Company expects to bill and collect the receivables for unbilled costs and accrued profits at September 30, 2007, during the next twelve months.
3. Goodwill and Intangible Assets
The changes in the carrying value of goodwill for the three month period ended September 30, 2007, are as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing	Consolidated
Balance as of June 30, 2007	$16,985	$26,443	$6,858	$50,286
Goodwill acquired during the period	—	195	—	195
Foreign currency translation adjustment	186	38	—	224

Balance as of September 30, 2007	$17,171	$26,676	$6,858	$50,705

Intangible assets consisted of the following (in thousands):

		June 30, 2007			September 30, 2007
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	3 years	$4,177	$2,115	$2,062	$4,690	$2,261	$2,429
Patents	10 years	423	259	164	451	268	183
Core technology	10 years	2,701	648	2,053	2,724	722	2,002
Developed technology	12 years	15,068	3,809	11,259	15,085	4,183	10,902
Customer relationships/ backlog	8 years	8,146	2,429	5,717	8,153	2,723	5,430

Total amortizable assets		30,515	9,260	21,255	31,103	10,157	20,946
Non-amortizable assets:
Trademarks		7,221	—	7,221	7,233	—	7,233

Total intangible assets		$37,736	$9,260	$28,476	$38,336	$10,157	$28,179

Amortization expense related to intangibles assets was $1.2 million and $0.9 million for the three months ended September 30, 2006 and 2007, respectively. At September 30, 2007, the estimated future amortization expense was as follows (in thousands):

2008 (remaining 9 months)	$2,866
2009	3,256
2010	3,029
2011	2,879
2012	2,568
2013	2,015
2014 and thereafter	4,333

Total	$20,946

4. Borrowings
On July 27, 2007, the Company entered into a credit agreement with Wachovia Bank allowing for borrowings of up to $89.5 million. The new credit agreement replaced pre-existing agreements with Bank of the West (described below), which were repaid and terminated simultaneously with the close of the agreement with Wachovia Bank. The credit agreement with Wachovia Bank consists of a $44.75 million five-year revolving credit facility, including a $35 million sub-limit for letters-of-credit, and a $44.75 million five-year term loan. Borrowings under this agreement bear interest at either (a) the London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (b) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on the Company’s consolidated leverage ratio. As of September 30, 2007, the effective, weighted-average interest rate under the credit agreement was 7.75%. The Company’s borrowings under the credit agreement are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of September 30, 2007, $44.2 million was outstanding under the term loan, no amount was outstanding under the revolving credit facility, and $8.5 million was outstanding under the letter-of-credit facility.
Prior to its entry into the credit agreement with Wachovia Bank, the Company maintained a credit agreement with Bank of the West that provided the Company with a $35 million senior revolving line-of-credit, including a letter-of-credit and foreign exchange facility, and the Company’s Healthcare division maintained a separate agreement with Bank of the West that provided the Healthcare division with a $10 million senior revolving line-of-credit, including a letter-of-credit and foreign exchange facility, and a $25.4 million term loan. These two agreements with Bank of the West were secured by substantially all of the assets of the Company and its U.S. subsidiaries. Interest on the revolving loans under these agreements was based on either (a) the bank’s prime rate plus up to 0.5% or (b) LIBOR plus up to 2.5%. Interest on the term loan provided to the Company’s Healthcare division was based on LIBOR plus up to 2.5%.
Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of September 30, 2007, the total amount available under these various credit facilities was $34.3 million with a total cash borrowing sub-limit of $8.7 million, of which no amount was outstanding at September 30, 2007. The weighted-average interest rate of these facilities was 7.5% at September 30, 2007.
In December 2004, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in England. The loan is payable over a 20-year period, with quarterly installments of £34,500 (approximately $70,000 as of September 30, 2007). The loan bears interest at LIBOR plus 1.2%, payable on a quarterly basis. As of September 30, 2007, $4.8 million remained outstanding under this loan.
Long-term debt consisted of the following (in thousands):

	June 30,	September 30,
	2007	2007
Five-year term loan due in fiscal 2012	$21,782	$—
Five-year term loan due in fiscal 2013	—	44,191
Twenty-year term loan due in fiscal 2025	4,846	4,817
Capital leases	3,334	3,043
Other	1,491	2,071

	31,453	54,122
Less current portion of long-term debt	5,744	4,615

Long-term portion of debt	$25,709	$49,507

5. Stock-based Compensation
As of September 30, 2007, the Company maintained the following three equity participation plans: (a) the 2006 Equity Participation Plan of OSI Systems, (b) the 2005 Equity Participation Plan of Spacelabs Healthcare and (c) the 2006 Equity Participation Plan of Rapiscan Systems Holdings. In addition, the Company maintains and administers an employee stock purchase plan.
The Company recorded stock-based-compensation expense in accordance with SFAS No. 123(R) “Share-Based Payment” in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended
	September 30,
	2006	2007
Cost of goods sold	$93	$52
Selling, general and administrative	1,195	984
Research and development	87	59

	$1,375	$1,095

As of September 30, 2007, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was approximately $6.4 million. The Company expects to recognize these costs over a weighted-average period of 2.2 years.
6. Retirement Benefit Plans
The Company sponsors a number of qualified and nonqualified defined benefit pension plans for its employees. The benefits under these plans are based on years of service and an employee’s highest twelve months’ compensation during the last five years of employment. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended
	September 30,
	2006	2007
Service cost	$8	$71
Interest cost	52	120
Expected return on plan assets	(45)	(92)
Amortization of net loss	25	38

Net periodic pension expense	$40	$137

For the three months ended September 30, 2007 and 2006, the Company made contributions of $0.1 million to these defined benefit plans.
In addition, the Company sponsors several defined contribution pension plans. For the three months ended September 30, 2007 and 2006, the Company made contributions of $0.6 million to these defined contribution plans.
7. Commitments and Contingencies
Legal Proceedings
In November 2002, L-3 Communications Corporation (L-3) brought suit against the Company seeking a declaratory judgment that L-3 had not breached its obligations to the Company concerning the acquisition of PerkinElmer’s Security Detection Systems Business. The Company asserted counterclaims against L-3 for, among other things, fraud and breach of fiduciary duty. On May 24, 2006, the jury in the case returned a verdict in the Company’s favor and awarded $125 million in damages. The jury found that L-3 had breached its fiduciary duty to the Company and had committed fraud. L-3 has filed a notice of its appeal of the judgment.
The Company is also involved in various other claims and legal proceedings arising out of the ordinary course of business which have not been previously disclosed in its quarterly and annual reports. In the opinion of the Company’s management, after consultation with legal counsel, the ultimate disposition of such proceedings is unlikely to have a material adverse effect on the Company’s financial statements.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company has not accrued for loss contingencies relating to legal proceedings because it believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s results of operations, financial position and/or liquidity could be material.
Contingent Acquisition Obligations
Under the terms and conditions of the purchase agreements associated with the following acquisitions, the Company may be obligated to make additional payments.
In August 2002, the Company purchased a minority equity interest in CXR Limited. In June 2004, the Company increased its equity interest to approximately 75% and in December 2004, the Company acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, the Company agreed to make certain royalty payments based on sales of its products. As of September 30, 2007, no royalty payments have been earned.
In November 2002, the Company acquired all the outstanding capital stock of Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation). During the five years following the acquisition, contingent consideration is payable based on the sales of certain of its products. The contingent consideration is capped at $34.0 million. As of September 30, 2007, no contingent consideration has been earned.
In January 2004, the Company acquired Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation). During the seven years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of September 30, 2007, no contingent consideration has been earned.
In February 2005, the Company completed the acquisition of Blease Medical. During the three years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $12.6 million as of September 30, 2007). As of September 30, 2007, no contingent consideration has been earned.
In July 2005, the Company acquired certain assets of InnerStep, B.S.E., Inc. During the seven years following the acquisition, contingent consideration is payable based on its profits before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of September 30, 2007, no contingent consideration has been earned.
In July 2006, the Company completed another acquisition that was not material to its overall Condensed Consolidated Financial Statements. During the two years following the acquisition, contingent compensation is payable based upon profitability. Total contingent consideration has been capped at $0.6 million. As of September 30, 2007, $0.3 million of contingent consideration has been earned.
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
During one investigation, the Company discovered soil and groundwater contamination at its Hawthorne, California facility. The Company filed reports concerning this problem with the appropriate environmental authorities in fiscal 2001. The Company has not yet received any response to such reports, and no agency action or litigation is presently pending or threatened. The Company’s site was previously used for semiconductor manufacturing, and it is not presently known who is responsible for the contamination and the remediation. The groundwater contamination is a known regional problem, not limited to the Company’s premises or its immediate surroundings.
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

The Company has not accrued for loss contingencies relating to the above environmental matters because it believes that, although unfavorable outcomes may be possible, they are not considered by the Company’s management to be probable and reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s results of operations, financial position and/or liquidity could be material.
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
The following table presents changes in warranty provisions (in thousands):

	Three months
	ended September 30,
	2006	2007
Balance at beginning of period	$7,224	$7,443
Additions	1,275	1,332
Reductions for warranty repair costs	(1,181)	(777)

Balance at end of period	$7,318	$7,998

8. Income Taxes
On July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The cumulative effect of applying FIN 48 has been recorded as a decrease of $3.3 million to retained earnings, an increase to deferred tax asset of $2.5 million and an increase to tax liability of $5.8 million. In addition, $0.4 million of current tax liability was reclassified to a long-term liability.
As of the July 1, and September 30, 2007, the total amount of gross unrecognized tax benefits was $6.2 million. Of this total, $3.7 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes potential interest and penalties related to income tax matters in income tax expense. As of July 1, and September 30, 2007, the Company has $1.4 million accrued for the payment of interest and penalties.
The Company conducts business globally and, as a result, one or more of the Company’s subsidiaries file income tax returns in the U.S. federal jurisdiction and multiple state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal IRS audit for years prior to 2004. With limited exception, the Company’s operations in state and foreign tax jurisdictions are no longer subject to audit by the respective tax authorities for tax years prior to 1998.
9. Segment Information
The Company operates in three identifiable industry segments: (a) Security, providing security and inspection systems; (b) Healthcare, providing medical monitoring and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for applications in the defense and aerospace markets, among others. The Company also has a Corporate segment that includes executive compensation and certain other general and administrative expenses. Interest expense, and certain expenses related to legal, audit and other professional service fees are not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division comprises businesses that primarily supply components and subsystems to original equipment manufacturers, including to the businesses of the Security and Healthcare divisions. All intersegment sales are eliminated in consolidation.

The following table presents segment information (in thousands):

	Three months ended
	September 30,
	2006	2007
Revenues — by Segment:
Security division	$41,047	$48,805
Healthcare division	48,231	56,598
Optoelectronics and Manufacturing division, including intersegment revenues	34,278	36,372
Intersegment revenues elimination	(8,027)	(10,762)

Total	$115,529	$131,013

Revenues — by Geography:
North America	$75,093	$85,740
Europe	37,034	38,599
Asia	11,429	17,436
Intersegment revenues elimination	(8,027)	(10,762)

Total	$115,529	$131,013

Operating income (loss) — by Segment:
Security division	$(1,788)	$(696)
Healthcare division	(4,263)	1,051
Optoelectronics and Manufacturing division	3,811	1,339
Corporate	(6,319)	(3,479)
Eliminations (1)	(352)	(130)

Total	$(8,911)	$(1,915)

Assets — by Segment:
Security division	$170,881	$184,334
Healthcare division	172,340	168,533
Optoelectronics and Manufacturing division	87,483	88,901
Corporate	23,738	29,581
Eliminations (1)	(2,959)	(3,089)

Total	$451,483	$468,260

(1)	Eliminations primarily reflect the elimination of intercompany inventory profit not-yet-realized. This profit will be realized when inventory is shipped to the Security and Healthcare divisions’ external customers.

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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2007.
Recent Accounting Pronouncements
We describe recent accounting pronouncements in Item 1 — “Condensed Consolidated Financial Statements — Notes to Condensed Consolidated Financial Statements.”
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
Security Division. Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. federal, state and local government agencies as well as to foreign governments. These products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 37% and 35% of our total consolidated revenues for the three months ended September 30, 2007 and 2006, respectively.
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
Healthcare Division. Through our Healthcare division, we design, manufacture and market patient monitoring, diagnostic cardiology and anesthesia systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 43% and 42% of our total consolidated revenues for the three months ended September 30, 2007 and 2006, respectively.

The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. We also believe that price has become an important factor in hospital purchasing decisions because of pressures they are facing to cut costs.
Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. Revenues from our Optoelectronics and Manufacturing division accounted for 20% and 23% of our total consolidated revenues for the three months ended September 30, 2007 and 2006, respectively.
Though we reported an operating loss of $1.9 million for the three months ended September 30, 2007, our results showed significant improvements over the prior year comparable period. This was driven by a $15.5 million or 14% growth in revenue that generated a $5.6 million or 15% growth in gross profit. This growth in gross profit, coupled with a $1.4 million reduction in our operating expenses, resulted in a $7.0 million improvement in our operating loss as compared to the three months ended September 30, 2006. We believe that the restructuring activities that we initiated during fiscal 2007 were a key driver in this improvement.
During fiscal 2007, we undertook a review of our global operations as part of our ongoing efforts to integrate recent acquisitions and rationalize our overall cost structure. The review resulted in a plan that led to annualized cost savings of approximately $17 million, including a reduction of approximately 8% of our global workforce and the consolidation of multiple facilities. During the first quarter of fiscal 2008, we identified additional cost savings opportunities that have been initiated and are expected to benefit future periods.
Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.
Net Revenues
The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the Condensed Consolidated Financial Statements for additional information about our business segments.

	Q1	% of	Q1	% of
(in millions)	2007	Net Sales	2008	Net Sales	$ Change	% Change
Security division	$41.0	35%	$48.8	37%	$7.8	19%
Healthcare division	48.2	42%	56.6	43%	8.4	17%
Optoelectronics and Manufacturing division	34.3	30%	36.4	28%	2.1	6%
Intersegment revenues	(8.0)	(7)%	(10.8)	(8)%	(2.8)	35%

Total revenues	$115.5		$131.0		$15.5	14%

Net revenues for the three months ended September 30, 2007, increased $15.5 million, or 14%, to $131.0 million from $115.5 million for the comparable prior-year period.
Revenues for the Security division for the three months ended September 30, 2007, increased $7.8 million, or 19%, to $48.8 million, from $41.0 million for the comparable prior-year period. The increase was attributable to an $8.0 million, or 69%, increase in sales of cargo and vehicle inspection systems.
Revenues for the Healthcare division for the three months ended September 30, 2007, increased $8.4 million, or 17%, to $56.6 million, from $48.2 million for the comparable prior-year period. The increase was primarily attributable to: (i) increased patient monitoring equipment sales of $7.4 million, primarily in North America, (ii) increased anesthesia equipment sales of approximately $1.3 million, (iii) increased diagnostic cardiology equipment sales of $0.3 million and (iv) increased service, supplies and accessories sales of $1.8 million. These increases were partially offset by a reduction in clinical trial services revenue of $0.6 million and the disposition of certain product lines in fiscal 2007, resulting in a decrease in sales of approximately $1.8 million from that of the prior year.

Revenues for the Optoelectronics and Manufacturing division for the three months ended September 30, 2007, increased $2.1 million, or 6%, to $36.4 million, from $34.3 million for the comparable prior-year period. The change in revenues was attributable to an increase in contract manufacturing sales of $5.2 million, partially offset by a decrease in commercial optoelectronics sales of $3.1 million.
Gross Profit

	Q1	% of Net	Q1	% of Net
(in millions)	2007	Sales	2008	Sales
Gross profit	$38.5	33.3%	$44.1	33.7%
Gross profit increased $5.6 million, or 15%, to $44.1 million for the three months ended September 30, 2007, from $38.5 million for the comparable prior-year period, primarily as a result of the increased revenues discussed above. The gross profit margin increased to 33.7%, from 33.3% over the comparable prior-year period. The increase in gross margin was attributable to: (i) improvement in our Healthcare division, partially as a result of economies of scale associated with increased sales as well as cost savings from our restructuring activities initiated in fiscal 2007 and (ii) gross margin improvement in cargo and vehicle inspection products in our Security division. These favorable impacts were partially offset by (i) lower gross margins in commercial optoelectronic products as volume decreased, (ii) increased contract manufacturing revenues, which tend to have lower gross margins than our other businesses and (iii) lower gross margins in our baggage and parcel inspection and people screening systems in our Security division as a result of changes in product mix.
Operating Expenses

	Q1	% of Net	Q1	% of Net		%
(in millions)	2007	Sales	2008	Sales	$ Change	Change
Selling, general and administrative	$36.4	31.5%	$36.2	27.6%	$(0.2)	(1)%
Research and development	10.8	9.3%	9.7	7.4%	(1.1)	(10)%
Impairment, restructuring, and other charges	0.2	0.2%	0.1	0.1%	(0.1)	(50)%

Total operating expenses	$47.4	41.0%	$46.0	35.1%	$(1.4)	(3)%

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended September 30, 2007, SG&A expenses decreased by $0.2 million, or 1%, to $36.2 million, from $36.4 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses for the three months ended September 30, 2007 decreased to 27.6%, from 31.5% for the comparable prior-year period. The decrease in SG&A expenses during the three months ended September 30, 2007, was primarily attributable to: (i) a decrease of approximately $1.2 million in the corporate segment, mainly due to reduced legal and audit expenses and (ii) a reduction of $0.2 million of lower stock-based compensation expenses, partially offset by an increase of $1.1 million in general and administrative costs to support the growth in the Security division.
Research and development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended September 30, 2007, such expenses decreased $1.1 million, or 10%, to $9.7 million, from $10.8 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 7.4% for the three months ended September 30, 2007, compared to 9.3% for the comparable prior-year period. The decrease in research and development expenses for the three month period ended September 30, 2007 was primarily attributable to: (i) a decrease in research and development spending in the Healthcare division of $0.3 million as the comparable, prior-year period amount included the write-off of $0.6 million of in-process research and development associated with an acquisition and (ii) a decrease in research and development spending within our Security division of $0.7 million.
Other Income and Expenses

	Q1	% of Net	Q1	% of Net		%
(in millions)	2007	Sales	2008	Sales	$ Change	Change
Interest expense	$1.0	0.9%	$1.2	0.9%	$0.2	20%
Interest (income)	(0.1)	(0.1)%	(0.1)	(0.1)%	—	NM
Other (income) / expense	0.1	0.1%	—	—%	(0.1)	NM

Total other income and expense	$1.0	0.9%	$1.1	0.8%	$0.1	10%

Interest expense. For the three months ended September 30, 2007, we incurred interest expense of $1.2 million, compared to $1.0 million for the comparable prior-year period. The increase in interest expense was primarily attributable to interest on a term loan used to finance the acquisition of Del Mar Reynolds. The acquisition closed on July 18, 2006 with the proceeds of a $25.4 million term loan. As a result, the first quarter of fiscal 2007 was partially impacted by the interest cost of this debt. In addition, market interest rates were higher in the current quarter versus the same quarter of fiscal 2007.
Income taxes. For the three months ended September 30, 2007, our income tax benefit was $1.1 million, compared to a benefit of $3.2 million for the comparable prior-year period. Our effective tax rate for the three months ended September 30, 2007 was 35.1%, compared to 32.2% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $14.6 million at September 30, 2007, a decrease of $1.4 million from $16.0 million at June 30, 2007. The changes in our working capital and cash and cash equivalent balances from during the three months ended are described below.

	June 30, 2007	September 30, 2007	% Change
Working capital	$158.7	$182.7	15%
Cash and cash equivalents	16.0	14.6	(8)%
Working Capital. The increase in working capital is primarily due to increases in inventory of $14.0 million and prepaid expenses of $3.5 million. Of the increase in inventory, $12.9 million occurred in our Security division in anticipation of significant shipments in the second quarter of fiscal 2008. These increases were partially offset by a corresponding increase in accounts payable of $9.0 million and a decrease in accounts receivable of $4.5 million, as we have collected upon our strong sales in the fourth quarter of fiscal 2007.

	Q1	Q1
	2007	2008	% Change
Cash used in operating activities	$(13.7)	$(3.6)	74%
Cash used in investing activities	(27.5)	(3.8)	86%
Cash provided by financing activities	38.3	6.2	84%
Cash Used in Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income (loss), tax timing differences, and other items can significantly impact cash flows. Net cash used in operations for the three months ended September 30, 2007 was $3.6 million, a $10.1 million improvement as compared to the $13.7 million used in the comparable prior-year period. This improvement was partly due to a decrease in our net loss of $4.0 million during the three months ended September 30, 2007, after giving consideration to various adjustments to net losses for non-operating cash items, including depreciation and amortization, stock-based compensation, deferred taxes and provision for losses on accounts receivable, among others, for both periods. The improvement was also due to better working capital management in the current-year period versus the prior-year period, resulting in: (i) a $4.8 million improvement in accounts receivable and (ii) a net $3.4 million improvement in inventory when coupled with accounts payable. These efforts were partially offset by negative changes in other operating asset and liability accounts of $1.6 million, resulting in a net positive change in operating assets and liabilities of $3.3 million.
Cash Used in Investing Activities. Net cash used in investing activities was $3.8 million for the three months ended September 30, 2007, compared to $27.5 million for the three months ended September 30, 2006. During the current year period, the primary investing activity involved $2.6 million of capital expenditures. We used $2.5 million for capital expenditures during the comparable prior-year period. During the three months ended September 30, 2006, we acquired Del Mar Reynolds for approximately $24.2 million, net of certain payments.
Cash Provided by Financing Activities. Net cash provided by financing activities was $6.2 million for the three months ended September 30, 2007, compared to $38.3 million for the three months ended September 30, 2006. In the current year period, we received $44.8 million when we entered into a new credit agreement, which was partially offset by the simultaneous repayment of two preexisting credit facilities totaling $38.6 million. In the comparable prior-year period, net cash provided by financing activities of $38.3 million primarily consisted of proceeds of $25.4 million from a term loan to fund the acquisition of Del Mar Reynolds and $13.3 million drawn down from our revolving lines of credit mainly used to fund operations.
Borrowings
Outstanding lines of credit and long-term debt totaled $54.1 million at September 30, 2007, an increase of $5.9 million from $48.2 million at June 30, 2007.
On July 27, 2007, we entered into a credit agreement with Wachovia Bank allowing for borrowings of up to $89.5 million. The new credit agreement replaced pre-existing agreements with Bank of the West, which were repaid and terminated simultaneously with the close of the agreement with Wachovia Bank. The credit agreement with Wachovia Bank consists of a $44.75 million five-year revolving credit facility, including a $35 million sub-limit for letters-of-credit, and a $44.75 million five-year term loan. Borrowings under this facility bear interest at either (a) the London Interbank Offered Rate plus between 2.00% and 2.50% or (b) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on our consolidated leverage ratio. As of September 30, 2007, the effective weighted average interest rate under the credit agreement was 7.75%. Our borrowings under the credit agreement are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and are secured by substantially all of our assets and by our assets of such subsidiaries. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of September 30, 2007, $44.2 million was outstanding under the term loan, no amount was outstanding under our revolving credit facility, and $8.5 million was outstanding under the letter-of-credit facility.
Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of September 30, 2007, the total amount available under these various credit facilities was $34.3 million with a total cash borrowing sub-limit of $8.7 million, of which no amount was outstanding at September 30, 2007. The weighted average interest rate of these facilities was 7.5% at September 30, 2007.
In December 2004, we entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in England. The loan is payable over a 20-year period, with quarterly installments of £34,500 (approximately $70,000 as of September 30, 2007). The loan bears interest at LIBOR plus 1.2%, payable on a quarterly basis. As of September 30, 2007, $4.8 million remained outstanding under this loan.
Our long-term debt consisted of the following:

	June 30,	September 30,
	2007	2007
Five-year term loan due in fiscal 2012	$21,782	$—
Five-year term loan due in fiscal 2013	—	44,191
Twenty-year term loan due in fiscal 2025	4,846	4,817
Capital leases	3,334	3,043
Other	1,491	2,071

	31,453	54,122
Less current portion of long-term debt	5,744	4,615

Long-term portion of debt	$25,709	$49,507

We anticipate that existing cash borrowing arrangements and future access to capital markets should be sufficient to meet our cash requirements for the foreseeable future. However, our future capital requirements and the adequacy of available funds will depend on many factors, including future business acquisitions, litigation, stock repurchases and levels of research and development spending.
Stock Repurchase Program
Our Board of Directors has authorized a stock repurchase program under which we can repurchase up to 3,000,000 shares of our common stock. During the three months ended September 30, 2007, we did not repurchase any shares under this program and 1,330,973 shares were available for additional repurchase under the program as of September 30, 2007. We retire the treasury shares as they are repurchased and record them as a reduction in the number of shares of common stock issued and outstanding in our condensed consolidated financial statements.

Dividend Policy
We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.
Contractual Obligations
Under the terms and conditions of the purchase agreements associated with the following acquisitions, we may be obligated to make additional payments:
In August 2002, we purchased a minority equity interest in CXR Limited. In June 2004, we increased our equity interest to approximately 75% and in December 2004, we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, we agreed to make certain royalty payments based on sales of its products. As of September 30, 2007, no royalty payments have been earned.
In November 2002, we acquired all the outstanding capital stock of Ancore Corporation (since renamed Rapiscan Systems Neutronics and Advanced Technologies Corporation). During the five years following the acquisition, contingent consideration is payable based on the sales of certain of its products. The contingent consideration is capped at $34.0 million. As of September 30, 2007, no contingent consideration has been earned.
In January 2004, we acquired Advanced Research & Applications Corp. (since renamed Rapiscan Systems High Energy Inspection Corporation). During the seven years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of September 30, 2007, no contingent consideration has been earned.
In February 2005, we completed the acquisition of Blease Medical. During the three years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $12.6 million as of September 30, 2007). As of September 30, 2007, no contingent consideration has been earned.
In July 2005, we acquired certain assets of InnerStep, B.S.E., Inc. During the seven years following the acquisition, contingent consideration is payable based on its profits before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of September 30, 2007, no contingent consideration has been earned.
In July 2006, we completed another acquisition that was not material to our overall Condensed Consolidated Financial Statements. During the two years following the acquisition, contingent compensation is payable based upon profitability. Total contingent consideration is capped at $0.6 million. As of September 30, 2007, $0.3 million of contingent consideration has been earned.
Off Balance Sheet Arrangements
As of September 30, 2007, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For the three months ended September 30, 2007, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
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

Foreign Currency
We maintain the accounts of our operations in each of the following countries in the following currencies: Singapore (Singapore dollars), Malaysia (Malaysian ringgits), United Kingdom (U.K. pounds sterling), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese yuan), Canada (Canadian dollars) and Cyprus (Cypriot pounds). We maintain the accounts of our operations in each of the following countries in euros: Finland, France, Germany, Greece and Italy. We translate foreign currency financial statements into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which we translate at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, and exclude those resulting from translation of financial statements from income and accumulate them as a component of shareholders’ equity. A hypothetical 10% change in the relevant currency rates at September 30, 2007 would not have a material impact on our financial position or results of operations.
Use of Derivatives
In the past, our use of derivatives consisted primarily of foreign exchange contracts and interest rate swaps. There were no foreign exchange contracts or interest rate swaps outstanding as of September 30, 2007.
Importance of International Markets
International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, wars and other forms of political instability. For the three months ended September 30, 2007, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on our consolidated revenues and results of operations. We continue to perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing in local currencies in many foreign business transactions, we are at risk with respect to foreign currency fluctuations.
Inflation
We do not believe that inflation had a material impact on our results of operations during the three months ended September 30, 2007.
Interest Rate Risk
We classify all highly liquid investments with maturity of three months or less as cash equivalents and record them in the balance sheet at fair value. Short-term investments comprise high-quality marketable securities.
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The discussion of our business and operations in this Quarterly Report on form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 6th day of November 2007.

OSI SYSTEMS, INC.
By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer