Form 10-Q
period 2007-12-31
OSI SYSTEMS INC
filed 2008-02-05
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________
Commission File Number 0-23125

OSI SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0238801 (I.R.S. Employer Identification Number)
12525 Chadron Avenue
Hawthorne, California 90250
(Address of principal executive offices)
(310) 978-0516
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 1, 2008, there were 17,663,781 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
OSI SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2007	2007
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,980	$14,128
Accounts receivable	140,483	150,754
Other receivables	5,770	4,670
Inventories	120,174	148,608
Deferred income taxes	20,265	18,365
Prepaid expenses and other current assets	11,967	16,307

Total current assets	314,639	352,832
Property and equipment, net	48,051	47,014
Goodwill	50,286	64,730
Intangible assets, net	28,476	27,606
Other assets	10,031	9,653

Total assets	$451,483	$501,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$16,775	$13,509
Current portion of long-term debt	5,744	5,042
Accounts payable	60,524	100,449
Accrued payroll and employee benefits	17,905	19,975
Advances from customers	16,734	6,501
Accrued warranties	7,443	9,158
Deferred revenue	7,548	7,734
Other accrued expenses and current liabilities	23,225	16,432

Total current liabilities	155,898	178,800
Long-term debt	25,709	47,902
Deferred rent	5,174	5,243
Other long-term liabilities	8,675	11,534

Total liabilities	195,456	243,479
Minority interest	8,815	1,049
Commitment and contingencies (Note 8)

Shareholders’ Equity:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value—authorized, 100,000,000 shares; issued and outstanding, 17,086,989 and 17,488,924 shares at June 30,2007 and December 31, 2007, respectively	207,260	217,278
Retained earnings	31,450	29,525
Accumulated other comprehensive income	8,502	10,504

Total shareholders’ equity	247,212	257,307

Total liabilities and shareholders’ equity	$451,483	$501,835

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amount data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2007	2006	2007
Revenues	$137,458	$164,194	$252,987	$295,207

Cost of goods sold	98,177	105,193	175,209	192,096

Gross profit	39,281	59,001	77,778	103,111

Operating expenses:
Selling, general and administrative expenses	38,290	39,105	74,879	75,316
Research and development	11,215	11,725	22,034	21,454
Impairment, restructuring, and other charges	21,543	2,114	21,543	2,199

Total operating expenses	71,048	52,944	118,456	98,969

Income (loss) from operations	(31,767)	6,057	(40,678)	4,142

Other income (expense):
Other income	74	—	—	—
Interest income	95	113	236	232
Interest expense	(1,267)	(1,281)	(2,281)	(2,489)

Income (loss) before provision for income taxes and minority interest	(32,865)	4,889	(42,723)	1,885

Provision (benefit) for income taxes	(12,106)	1,721	(15,285)	666

Minority interest benefit	146	312	784	194

Net income (loss)	$(20,613)	$3,480	$(26,654)	$1,413

Earnings (loss) per share:

Basic	$(1.23)	$0.20	$(1.60)	$0.08

Diluted	$(1.23)	$0.20	$(1.60)	$0.08

Shares used in per share calculation:

Basic	16,747	17,302	16,708	17,237

Diluted	16,747	17,675	16,708	17,597

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Six Months Ended December 31,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$(26,654)	$1,413
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,907	9,506
Stock based compensation expense	2,825	2,301
Provision for losses on accounts receivable	265	285
Minority interest in net loss of subsidiary	(992)	(194)
Equity in earnings of unconsolidated affiliates	(70)	(236)
Deferred income taxes	(15,128)	(2,450)
Non-cash impairment charges	21,543	—
In-process research and development	561	—
Other	66	(11)
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(6,584)	(9,763)
Other receivables	1,588	1,249
Inventories	3,484	(28,384)
Prepaid expenses and other current assets	(1,937)	(5,286)
Accounts payable	3,783	24,017
Accrued payroll and related expenses	541	2,640
Advances from customers	946	(10,378)
Accrued warranties	(869)	1,691
Deferred revenue	(3,299)	(8)
Other accrued expenses and current liabilities	(2,607)	(966)

Net cash used in operating activities	(12,631)	(14,574)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	68	—
Purchases of marketable securities	(7,746)	—
Proceeds from the sale of property and equipment	147	95
Acquisition of property and equipment	—	(4,995)
Acquisition of businesses—net of cash acquired	(23,950)	—
Buyback of subsidiary stock	—	(659)
Acquisition of intangible and other assets	(1,273)	(812)

Net cash used in investing activities	(32,754)	(6,371)

Cash flows from financing activities:
Net proceeds from (payments on) bank lines of credit	16,320	(3,306)
Proceeds from long-term debt	26,019	44,891
Payments on long-term debt	(317)	(23,197)
Payments on capital lease obligations	(342)	(578)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	2,211	1,862

Net cash provided by financing activities	43,891	19,672

Effect of exchange rate changes on cash	(152)	(579)

Net decrease in cash and cash equivalents	(1,649)	(1,852)
Cash and cash equivalents-beginning of period	13,799	15,980

Cash and cash equivalents-end of period	$12,150	$14,128

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,342	$2,342
Cash paid for income taxes	$2,352	$1,751
Supplemental disclosure of non-cash investing activities:
Equipment purchased under capital lease obligations	$2,493	—
Buyback of subsidiary stock with common stock	—	$5,898
Buyback of subsidiary stock in accounts payable	—	$15,146
See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
Description of Business
OSI Systems, Inc. (the Company) is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. The Company sells its products in diversified markets, including homeland security, healthcare, defense and aerospace.
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
The Company’s Healthcare division designs, manufactures and markets patient monitoring, diagnostic cardiology and anesthesia systems worldwide to end users, primarily under the “Spacelabs” trade name. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians offices, medical clinics and ambulatory surgery centers. The Company’s Healthcare division also offers centralized cardiac safety core laboratory services in connection with clinical trials by or on behalf of pharmaceutical companies and clinical research organizations.
The Company’s Optoelectronics and Manufacturing division designs, manufactures and markets optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography, toll and traffic management systems, fiber optics, telecommunications, weapons simulation systems, gaming, office automation, computer peripherals and industrial automation. The Company sells optoelectronic devices primarily under the “OSI Optoelectronics” trade name and performs value-added manufacturing services primarily under the “OSI Electronics” trade name. This division provides products and services to original equipment manufacturers, as well as to the Company’s own Security and Healthcare divisions.
Basis of Presentation
The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on September 13, 2007. The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Spacelabs Healthcare Public Offering and Repurchase
In October 2005, Spacelabs Healthcare, Inc., a subsidiary comprising the business operations of the Company’s Healthcare division, completed an initial public offering of approximately 20% of its total issued and outstanding common stock. The Spacelabs Healthcare shares traded under the ticker symbol “SLAB” on the AIM (formerly known as the Alternative Investment Market), a stock market administered by the London Stock Exchange. In the second quarter of fiscal 2007, the Company began repurchasing publicly-traded shares of Spacelabs Healthcare, increasing the Company’s ownership to 84% as of June 30, 2007. By December 31, 2007, the Company increased its ownership in Spacelabs Healthcare to 100% repurchasing all remaining shares of Spacelabs Healthcare. During the six months ended December 31, 2007, the Company spent approximately $15.8 million in cash and issued 240,000 shares of the Company’s common stock in exchange for the remaining outstanding Spacelabs Healthcare shares. At the time of issuance, the 240,000 shares of the Company’s common stock had a fair value of $5.9 million. As of December 31, 2007, $15.1 million of the cash portion of the repurchase remained outstanding and is included in accounts payable in the condensed consolidated financial statements. Effective January 24, 2008, Spacelabs Healthcare shares no longer trade on the AIM.
Impairment of Long-Lived Assets
The Company tests goodwill for impairment in accordance with Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. For purposes of SFAS 142, the Company has determined that it has five reporting units, consisting of the Security division, Optoelectronics and Manufacturing division and two reporting units within the Healthcare division. The Company tests goodwill for impairment annually in its second fiscal quarter using a two-step process. First, the Company determines if the carrying amount of any of the reporting units within each of its divisions exceeds its fair value. It uses a discounted cash flows method to make this determination for its Security and Optoelectronics and Manufacturing divisions and it uses a market value method for the reporting units within its Healthcare division (based on the market price of Spacelabs Healthcare common stock on the AIM). If these methods indicate a potential impairment of goodwill associated with any reporting unit, the Company then compares the implied fair value of the goodwill associated with the respective reporting unit to its carrying amount to determine if there is an impairment loss.
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
Per Share Computations
The Company computes basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method. Stock options and warrants to purchase a total of 0.3 million shares of common stock for the three months and six months ended December 31, 2007, were not included in diluted earnings per share calculations because to do so would have been antidilutive. Stock options and warrants to purchase a total of 1.7 million and 2.0 million shares of common stock for the three months and six months ended December 31, 2006, respectively, were not included in diluted earnings per share calculations because to do so would have been antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2007	2006	2007

Net income (loss) available to common shareholders	$(20,613)	$3,480	$(26,654)	$1,413

Weighted average shares outstanding — basic	16,747	17,302	16,708	17,237
Dilutive effect of stock options and warrants	—	373	—	360

Weighted average of shares outstanding — diluted	16,747	17,675	16,708	17,597

Basic earnings (loss) per share	$(1.23)	$0.20	$(1.60)	$0.08
Diluted earnings (loss) per share	$(1.23)	$0.20	$(1.60)	$0.08
Comprehensive Income
Comprehensive income/ (loss) is computed as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2007	2006	2007

Net income / (loss)	$(20,613)	$3,480	$(26,654)	$1,413
Foreign currency translation adjustments	2,251	530	2,131	2,030
Minimum pension liability adjustment	(44)	1	(55)	(85)
Other	(39)	—	(26)	57

Comprehensive income / (loss)	$(18,445)	$4,011	$(24,604)	$3,415

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that this statement will have on its condensed consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company has not yet determined the impact that this statement will have on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for the Company’s fiscal year beginning July 1, 2009. The Company has not yet determined the impact that this statement will have on its condensed consolidated financial statements.
2. Balance Sheet Details
The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,	December 31,
	2007	2007

Accounts receivable
Trade receivables	$138,960	$150,867
Receivables related to long term contracts — unbilled costs and accrued profit on progress completed	3,525	2,558

Total	142,485	153,425
Less: allowance for doubtful accounts	(2,002)	(2,671)

Accounts receivable, net	$140,483	$150,754

Inventories, net
Raw materials	$64,652	$71,119
Work-in-process	25,304	39,011
Finished goods	30,218	38,478

Total	$120,174	$148,608

Property and equipment
Land	$6,277	$6,244
Buildings and leasehold improvements	16,596	17,570
Equipment and tooling	44,224	48,683
Furniture and fixtures	5,202	5,348
Computer equipment	17,240	15,522
Software	8,754	10,385

Total	98,293	$103,752
Less: accumulated depreciation and amortization	(50,242)	(56,738)

Property and equipment, net	$48,051	$47,014

3. Goodwill and Intangible Assets
The changes in the carrying value of goodwill for the six month period ended December 31, 2007, are as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing	Consolidated

Balance as of June 30, 2007	$16,985	$26,443	$6,858	$50,286
Goodwill acquired during the period	—	14,130	—	14,130
Foreign currency translation adjustment	352	(31)	(7)	314

Balance as of December 31, 2007	$17,337	$40,542	$6,851	$64,730

Goodwill acquired during the six months ended December 31, 2007, resulted from the repurchase of all outstanding shares of Spacelabs Healthcare stock previously owned by minority shareholders, whereby the entire purchase price in excess of the book value of the minority interest was recorded as goodwill. This is a preliminary purchase price allocation and may be subject to change when final valuations are completed.
Intangible assets consisted of the following (in thousands):

		June 30, 2007			December 31, 2007
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	3 years	$4,177	$2,115	$2,062	$5,070	$2,401	$2,669
Patents	10 years	423	259	164	451	280	171
Core technology	10 years	2,701	648	2,053	2,683	778	1,905
Developed technology	14 years	15,068	3,809	11,259	15,061	4,543	10,518
Customer relationships/ backlog	8 years	8,146	2,429	5,717	8,140	3,010	5,130

Total amortizable assets		30,515	9,260	21,255	31,405	11,012	20,393
Non-amortizable assets:
Trademarks		7,221	—	7,221	7,213	—	7,213

Total intangible assets		$37,736	$9,260	$28,476	$38,618	$11,012	$27,606

Amortization expense related to intangibles assets was $2.4 million and $1.8 million for the six months ended December 31, 2006 and 2007, respectively. At December 31, 2007, the estimated future amortization expense was as follows (in thousands):

2008 (remaining 6 months)	$2,034
2009	3,288
2010	3,076
2011	2,940
2012	2,593
2013	2,011
2014 and thereafter	4,451

Total	$20,393

4. Impairment, Restructuring and Other Charges
During the quarter ended December 31, 2006, as part of a global review of its operations, the Company assessed the value of certain technologies and product lines. As a result of this assessment, the Company recorded total charges of $31.8 million. These charges consisted of $21.5 million of asset impairment of certain identifiable intangible and fixed assets, and $10.3 of inventory charges, primarily related to finished goods inventory. Of the $21.5 million of impairment charges, $21.3 million was recorded within the Company’s Security division and $0.2 million was recorded within the Optoelectronics and Manufacturing division. Of the $10.3 million of inventory charges, $9.9 million was recorded within the Company’s Security division and $0.4 million was recorded within the Optoelectronics and Manufacturing division. Such inventory charges are reflected in cost of goods sold in the condensed consolidated financial statements. Asset impairments were calculated in accordance with SFAS No. 144 as discussed in Note 1.
During the first half of fiscal 2008, the Company incurred various restructuring and other charges related to consolidating manufacturing processes and facilities of certain businesses, headcount reductions, as well other non-recurring charges. These charges included $1.9 million in the Security division, $0.2 million in the Healthcare division and $0.1 million in the Optoelectronics and manufacturing division. As of December 31, 2007, $1.5 million of restructuring and other charges remained unpaid and is included in accrued expenses and other current liabilities in the condensed consolidated financial statements.

The following table summarizes the aforementioned impairment, restructuring and other charges (in thousands):

	Three months Ended		Six months Ended
	December 31,		December 31,
	2006	2007	2006	2007

Impairment of intangible assets:
Software development costs	$169	$—	$169	$—
Core technology	5,874	—	5,874	—
Developed technology	14,463	—	14,463	—
Customer relationships/backlog	280	—	280	—
Impairment of fixed assets	757	—	757	—
Restructuring and other charges	—	2,114	—	2,199

Total impairment, restructuring and other charges	21,543	2,114	21,543	2,199
Inventory charges	10,301	—	10,301	—

Total charges	$31,844	$2,114	$31,844	$2,199

5. Borrowings
On July 27, 2007, the Company entered into a credit agreement with Wachovia Bank allowing for borrowings of up to $89.5 million. The new credit agreement replaced pre-existing agreements with Bank of the West, which were repaid and terminated simultaneously with the close of the agreement with Wachovia Bank. The credit agreement with Wachovia Bank consists of a $44.75 million five-year revolving credit facility, including a $35 million sub-limit for letters-of-credit, and a $44.75 million five-year term loan. Borrowings under this facility bear interest at either (a) the London Interbank Offered Rate plus between 2.00% and 2.50% or (b) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on the Company’s consolidated leverage ratio. As of December 31, 2007, the effective weighted average interest rate under the credit agreement was 7.8%. The Company’s borrowings under the credit agreement are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and are secured by substantially all of the Company’s assets and by the assets of such subsidiaries. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of December 31, 2007, $43.6 million was outstanding under the term loan, $12.0 million was outstanding under the Company’s revolving credit facility, and $5.5 million was outstanding under the letter-of-credit facility.
Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of December 31, 2007, the total amount available under these various credit facilities was $34.4 million with a total cash borrowing sub-limit of $8.6 million, of which $1.5 million was outstanding at December 31, 2007. The weighted average interest rate of these facilities was 6.8% at December 31, 2007.
In December 2004, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in England. The loan is payable over a 20-year period, with quarterly installments of £34,500 (approximately $69,000 as of December 31, 2007). The loan bears interest at LIBOR plus 1.2%, payable on a quarterly basis. As of December 31, 2007, $4.7 million remained outstanding under this loan.
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2007	2007

Five-year term loan due in fiscal 2012	$21,782	$—
Five-year term loan due in fiscal 2013	—	43,631
Twenty-year term loan due in fiscal 2025	4,846	4,675
Capital leases	3,334	2,754
Other	1,491	1,884

	31,453	52,944
Less current portion of long-term debt	5,744	5,042

Long-term portion of debt	$25,709	$47,902

6. Stock-based Compensation
As of December 31, 2007, the Company maintained two significant stock equity participation plans: (a) the 2006 Equity Participation Plan of OSI Systems (OSI Plan), and (b) the 2006 Equity Participation Plan of Rapiscan Systems Holdings. In addition, the Company maintains and administers an employee stock purchase plan.
The Company recorded stock-based-compensation expense in accordance with SFAS No. 123(R) “Share-Based Payment” in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2007	2006	2007

Cost of goods sold	$89	$42	$182	$83
Selling, general and administrative	1,271	1,115	2,466	2,114
Research and development	90	49	177	104

	$1,450	$1,206	$2,825	$2,301

As of December 31, 2007, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was approximately $5.4 million. The Company expects to recognize these costs over a weighted-average period of 2.0 years.
7. Retirement Benefit Plans
The Company sponsors a number of qualified and nonqualified defined benefit pension plans for its employees. The benefits under these plans are based on years of service and an employee’s highest twelve months’ compensation during the last five years of employment. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2007	2006	2007

Service cost	$9	$76	$17	$147
Interest cost	54	124	107	244
Expected return on plan assets	(46)	(95)	(92)	(187)
Amortization of net loss	26	39	52	77

Net periodic pension expense	$43	$144	$84	$281

For the three and six months ended December 31, 2007 and 2006, the Company made contributions of $0.3 million, $0.6 million, $0.4 million and $0.7 million, respectively, to these defined benefit plans.
In addition, the Company sponsors several defined contribution pension plans. For the three and six months ended December 31, 2007 and 2006, the Company made contributions of $0.2 million, $0.7 million, $0.3 million and $0.6 million, respectively, to these defined contribution plans.
8. Commitments and Contingencies
Legal Proceedings
In November 2002, L-3 Communications Corporation (L-3) brought suit against the Company seeking a declaratory judgment that L-3 had not breached its obligations to the Company concerning the acquisition of PerkinElmer’s Security Detection Systems Business. The Company asserted counterclaims against L-3 for, among other things, fraud and breach of fiduciary duty. On May 24, 2006, the jury in the case returned a verdict in the Company’s favor and awarded $125 million in damages. The jury found that L-3 had breached its fiduciary duty to the Company and had committed fraud. L-3 has appealed the judgment.

The Company is also involved in various other claims and legal proceedings. In the opinion of the Company’s management, after consultation with legal counsel, the ultimate disposition of such proceedings is unlikely to have a material adverse effect on the Company’s financial statements.
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
In August 2002, the Company purchased a minority equity interest in CXR Limited. In June 2004, the Company increased its equity interest to approximately 75% and in December 2004, the Company acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, the Company agreed to make certain royalty payments based on sales of its products through December, 2022. As of December 31, 2007, no royalty payments have been earned.
In January 2004, the Company acquired Advanced Research & Applications Corp. During the seven years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of December 31, 2007, no contingent consideration has been earned.
In February 2005, the Company completed the acquisition of Blease Medical. During the three years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $12.5 million as of December 31, 2007). As of December 31, 2007, no contingent consideration has been earned.
In July 2005, the Company completed another acquisition that was not material to its overall condensed consolidated financial statements. During the seven years following the acquisition, contingent consideration is payable based on its profits before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of December 31, 2007, no contingent consideration has been earned.
In July 2006, the Company completed another acquisition that was not material to its overall condensed consolidated financial statements. During the two years following the acquisition, contingent compensation is payable based upon profitability. Total contingent consideration is capped at $0.6 million. As of December 31, 2007, $0.3 million of contingent consideration has been earned.
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
The following table presents changes in warranty provisions (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2007	2006	2007

Balance at beginning of period	$7,318	$7,998	$7,224	$7,443
Additions	1,097	2,334	2,372	3,666
Reductions for warranty repair costs	(1,035)	(1,174)	(2,216)	(1,951)

Balance at end of period	$7,380	$9,158	$7,380	$9,158

9. Income Taxes
On July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The cumulative effect of applying FIN 48 to the Company has been recorded as a decrease of $3.3 million to retained earnings, an increase of $2.5 million to deferred tax asset and an increase of $5.8 million to tax liability. In addition, $0.4 million of current tax liability was reclassified to a long-term liability.
As of the July 1, and December 31, 2007, the total amount of gross unrecognized tax benefits was $6.2 million and $6.3 million, respectively. Of this total, $3.7 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes potential interest and penalties related to income tax matters in income tax expense. As of July 1, and December 31, 2007, the Company has $1.4 million and $1.5 million accrued for the payment of interest and penalties, respectively.

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
10. Segment Information
The Company operates in three identifiable industry segments: (a) Security, providing security and inspection systems; (b) Healthcare, providing medical monitoring and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for applications in the defense and aerospace markets, among others. The Company also has a Corporate segment that includes executive compensation and certain other general and administrative expenses. Interest expense, and certain expenses related to legal, audit and other professional service fees are not allocated to the industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division comprises businesses that primarily supply components and subsystems to original equipment manufacturers, including to the businesses of the Security and Healthcare divisions. All intersegment sales are eliminated in consolidation.
The following table presents segment information (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2007	2006	2007

Revenues — by Segment:
Security division	$44,388	$63,874	$85,435	$112,680
Healthcare division	62,737	67,862	110,968	124,461
Optoelectronics and Manufacturing division, including intersegment revenues	39,590	44,695	73,868	81,065
Intersegment revenues elimination	(9,257)	(12,237)	(17,284)	(22,999)

Total	$137,458	$164,194	$252,987	$295,207

Revenues — by Geography:
North America	$88,434	$105,390	$163,527	$196,476
Europe	40,265	55,043	77,299	93,642
Asia	18,016	16,008	29,445	28,088
Intersegment revenues elimination	(9,257)	(12,247)	(17,284)	(22,999)

Total	$137,458	$164,194	$252,987	$295,207

Operating income (loss) — by Segment:
Security division	$(30,023)	$871	$(31,811)	$174
Healthcare division	(1,350)	6,242	(5,613)	7,293
Optoelectronics and Manufacturing division	2,923	3,114	6,734	4,453
Corporate	(3,826)	(3,986)	(10,145)	(7,465)
Eliminations (1)	509	(184)	157	(313)

Total	$(31,767)	$6,057	$(40,678)	$4,142

	June 30,	December 31,
	2007	2007
Assets — by Segment:
Security division	$170,881	$179,624
Healthcare division	172,340	180,259
Optoelectronics and Manufacturing division	87,483	104,231
Corporate	23,738	40,994
Eliminations (1)	(2,959)	(3,273)

Total	$451,483	$501,835

(1)	Eliminations primarily reflect the elimination of intercompany inventory profit not-yet-realized. This profit will be realized when inventory is shipped to the Security and Healthcare divisions’ external customers.

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
Security Division. Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. federal, state and local government agencies as well as to foreign governments. These products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 38% and 34% of our total consolidated revenues for the six months ended December 31, 2007 and 2006, respectively.
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

Healthcare Division. Through our Healthcare division, we design, manufacture and market patient monitoring, diagnostic cardiology and anesthesia systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 42% and 44% of our total consolidated revenues for the six months ended December 31, 2007 and 2006, respectively.
The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. We also believe that price has become an important factor in hospital purchasing decisions because of pressures they are facing to cut costs.
In October 2005, Spacelabs Healthcare, Inc., a subsidiary comprising the business operations of our Healthcare division, completed an initial public offering of approximately 20% of its total issued and outstanding common stock. The Spacelabs Healthcare shares traded under the ticker symbol “SLAB” on the AIM (formerly known as the Alternative Investment Market), a stock market administered by the London Stock Exchange. In the second quarter of fiscal 2007, we began repurchasing publicly-traded shares of Spacelabs Healthcare, increasing our ownership to 84% as of June 30, 2007. By December 31, 2007, we increased our ownership in Spacelabs Healthcare to 100% repurchasing all remaining outstanding shares. During the six months ended December 31, 2007, we spent approximately $15.8 million in cash and issued 240,000 shares of our common stock in exchange for the remaining Spacelabs Healthcare shares. At the time of issuance, the 240,000 shares of our common stock had a fair value of $5.9 million. As of December 31, 2007, $15.1 million of the cash portion of the repurchase remained outstanding and is included in accounts payable in the condensed consolidated financial statements. Effective January 24, 2008, Spacelabs Healthcare shares no longer trade on the AIM.
Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. Revenues from our Optoelectronics and Manufacturing division accounted for 20% and 22% of our total consolidated revenues for the six months ended December 31, 2007 and 2006, respectively.
Consolidated Results. We reported a consolidated operating profit of $6.1 million for the three months ended December 31, 2007, an improvement from the $31.8 million operating loss reported for the three months ended December 31, 2006. This $37.9 million improvement was largely due to three factors: (i) a $26.7 million, or 19%, growth in revenue; (ii) our recognition, during the second quarter of fiscal 2007, of $31.8 of nonrecurring impairment charges related to various long-lived assets and inventory; and (iii) cost-cutting and facility consolidation initiatives that we began in the second half of fiscal 2007 and that have since resulted in more efficient manufacturing activities and nearly flat operating expenses, even during a period of significant revenue growth. These factors were partially offset by $2.1 million of nonrecurring restructuring costs recognized during the three months ended December 31, 2007, primarily related to further headcount reductions and facility consolidations.
During fiscal 2007, we undertook a review of our global operations as part of our ongoing efforts to integrate recent acquisitions and rationalize our overall cost structure. The review resulted in a plan that led to annualized cost savings of approximately $17 million, including a reduction of approximately 8% of our global workforce and the consolidation of multiple facilities. During the first half of fiscal 2008, we identified additional cost savings opportunities that have been initiated and are expected to benefit future periods.
Results of Operations
Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006.

Net Revenues
The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 10 to the condensed consolidated financial statements for additional information about our business segments.

	Q2	% of	Q2	% of
(in millions)	2007	Net Sales	2008	Net Sales	$ Change	% Change

Security division	$44.4	32%	$63.9	39%	$19.5	44%
Healthcare division	62.7	46%	67.9	41%	5.2	8%
Optoelectronics and Manufacturing division	39.6	29%	44.6	27%	5.0	13%
Intersegment revenues	(9.2)	(7)%	(12.2)	(7)%	(3.0)	33%

Total revenues	$137.5		$164.2		$26.7	19%

Net revenues for the three months ended December 31, 2007, increased $26.7 million, or 19%, to $164.2 million from $137.5 million for the comparable prior-year period.
Revenues for the Security division for the three months ended December 31, 2007, increased $19.5 million, or 44%, to $63.9 million, from $44.4 million for the comparable prior-year period. The increase was attributable to a $20.1 million, or 271%, increase in sales of cargo and vehicle inspection systems. We believe that this increase in cargo and vehicle inspection system sales reflects greater market acceptance of these products in the early stages of their life cycle.
Revenues for the Healthcare division for the three months ended December 31, 2007, increased $5.2 million, or 8%, to $67.9 million, from $62.7 million for the comparable prior-year period. The increase was primarily attributable to increased patient monitoring equipment sales of $6.0 million, primarily in North America, partially offset by lower anesthesia equipment sales of $0.4 million and lower clinical trial services revenue of $0.4 million.
Revenues for the Optoelectronics and Manufacturing division for the three months ended December 31, 2007, increased $5.0 million, or 13%, to $44.6 million, from $39.6 million for the comparable prior-year period. The change in revenues was attributable to an increase in contract manufacturing sales of $10.4 million, partially offset by a decrease in commercial optoelectronic sales and weapons simulation sales of $3.2 million and $2.7 million, respectively. The increased contract manufacturing business is primarily due to the fulfillment of a significant defense-industry related contract that is expected to continue through the end of the fiscal year and into the first quarter of fiscal 2009. In addition, for the three months ended December 31, 2007, the division recorded intersegment sales of $12.2 million, compared to $9.2 million in the comparable prior-year period. Such sales are eliminated in consolidation.
Gross Profit

	Q2	% of Net	Q2	% of Net
(in millions)	2007	Sales	2008	Sales

Gross profit	$39.3	28.6%	$59.0	35.9%
Gross profit increased $19.7 million, or 50%, to $59.0 million for the three months ended December 31, 2007, from $39.3 million for the comparable prior-year period, as a result of both the 19% increase in total revenues as well as the recording of a $10.3 million inventory impairment charge that reduced gross profit in the second quarter of fiscal 2007. The gross margin increased to 35.9%, from 28.6% over the comparable prior-year period. Excluding the impact of the aforementioned inventory charges, our gross margin in the three months ended December 31, 2007 was essentially flat versus the comparable prior year period. Although we experienced gross margin improvement in our Healthcare division, a change in our overall product mix lead to comparable year over year gross margins. The improvements in gross margins resulted from: (i) growth in the revenues for our Healthcare division, primarily in patient monitoring systems, which generally carry higher gross margins than many of our other products; (ii) cost savings in our Healthcare division from restructuring activities initiated in fiscal 2007; and (iii) gross margin improvement in cargo and vehicle inspection products in our Security division associated with manufacturing efficiencies. Factors that reduced our consolidated gross margins included: (i) lower sales volumes in our commercial optoelectronic products line; (ii) increased contract manufacturing revenues, which tend to carry lower gross margins than our other businesses; and (iii) lower gross margins in our baggage and parcel inspection and people screening systems in our Security division, primarily as a result of changes in product mix.

Operating Expenses

	Q2	% of Net	Q2	% of Net		%
(in millions)	2007	Sales	2008	Sales	$ Change	Change

Selling, general and administrative	$38.4	27.9%	$39.1	23.8%	$0.7	2%
Research and development	11.2	8.2%	11.7	7.1%	0.5	4%
Impairment, restructuring, and other charges	21.5	15.6%	2.1	1.3%	(19.4)	(90)%

Total operating expenses	$71.1	51.7%	$52.9	32.2%	$(18.2)	(26)%

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended December 31, 2007, SG&A expenses increased by $0.7 million, or 2%, to $39.1 million, from $38.4 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses for the three months ended December 31, 2007 decreased to 23.8%, from 27.9% for the comparable prior-year period as we leveraged our fixed cost structure and benefited from cost cutting activities that began in fiscal 2007.
Research and development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended December 31, 2007, such expenses increased $0.5 million, or 4%, to $11.7 million, from $11.2 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 7.1% for the three months ended December 31, 2007, compared to 8.2% for the comparable prior-year period. The increase in research and development expenses for the three month period ended December 31, 2007 was primarily attributable to increased spending in support of next generation products in our Healthcare division.
Impairment, restructuring, and other charges. Beginning in fiscal 2007, we initiated a series of restructuring activities, which were intended to align our global capacity and infrastructure with demand by our customers and thereby improve our operating efficiencies. During the second quarter ended December 31, 2007, we continued this initiative and realigned our operations to further increase our operating efficiency. As a result, we recorded total impairment, restructuring and other charges of $2.1 million. These charges included $1.8 million in the Security division, $0.2 million charges in our Healthcare division and $0.1 million in our Optoelectronics and Manufacturing division, primarily relating to severance and manufacturing relocation costs.
During the second quarter ended December 31, 2006, as part of a global review of our operations, we assessed the value of certain technologies and product lines. As a result of this assessment, we recorded nonrecurring impairment charges in both operating expenses and cost of goods sold in our condensed consolidated financial statements. In operating expenses, these charges consist of $21.5 million for asset impairment of certain identifiable intangible and fixed assets. Of the $21.5 million of impairment charges of intangible and fixed assets, $21.3 million was recorded within our Security division and $0.2 million was recorded within our Optoelectronics and Manufacturing division. In cost of goods sold, we recorded $10.3 of inventory charges, primarily related to finished goods inventory. Of the $10.3 million of inventory charges, $9.9 million was recorded within our Security division and $0.4 million was recorded within our Optoelectronics and Manufacturing division.
Other Income and Expenses

	Q2	% of Net	Q2	% of Net		%
(in millions)	2007	Sales	2008	Sales	$ Change	Change

Interest expense	$1.3	1.0%	$1.3	0.8%	—	0%
Interest (income)	(0.1)	(0.1)%	(0.1)	(0.1)%	—	0%
Other (income) / expense	(0.1)	(0.1)%	—	—	0.1	NM

Total other income and expense	$1.1	0.8%	$1.2	0.7%	$0.1	9%

Interest expense. For the three months ended December 31, 2007, we incurred interest expense of $1.3 million, which was consistent with the comparable prior-year period. The interest expense was primarily attributable to ongoing working capital requirements of our operations as well to finance the acquisition of Del Mar Reynolds, a business that we purchased in July 2006. Effective weighted average interest rates during the comparable periods were substantially the same.
Income taxes. For the three months ended December 31, 2007, our income tax expense was $1.7 million, compared to a benefit of $12.1 million for the comparable prior-year period. Our effective tax rate for the three months ended December 31, 2007 was 35.2%, compared to 38.8% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006.
Net Revenues
The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the Condensed Consolidated Financial Statements for additional information about our business segments.

	YTD Q2	% of	YTD Q2	% of
(in millions)	2007	Net Sales	2008	Net Sales	$ Change	% Change

Security division	$85.4	34%	$112.7	38%	$27.3	32%
Healthcare division	111.0	44%	124.5	42%	13.5	12%
Optoelectronics and Manufacturing division	73.9	29%	81.0	27%	7.1	10%
Intersegment revenues	(17.3)	(7)%	(23.0)	(7)%	(5.7)	33%

Total revenues	$253.0		$295.2		$42.2	17%

Net revenues for the six months ended December 31, 2007, increased $42.2 million, or 17%, to $295.2 million from $253.0 million for the comparable prior-year period.
Revenues for the Security division for the six months ended December 31, 2007, increased $27.3 million, or 32%, to $112.7 million, from $85.4 million for the comparable prior-year period. The increase was attributable to a $28.0 million, or 147%, increase in sales of cargo and vehicle inspection systems. We believe that this increase in cargo and vehicle inspection system sales reflects greater market acceptance of these products in the early stages of their life cycle.
Revenues for the Healthcare division for the six months ended December 31, 2007, increased $13.5 million, or 12%, to $124.5 million, from $111.0 million for the comparable prior-year period. The increase was primarily attributable to: (i) increased patient monitoring equipment sales of $13.3 million, primarily in North America, (ii) increased anesthesia equipment sales of approximately $0.7 million. These increases were partially offset by a reduction in clinical trial services revenue of $1.0 million.
Revenues for the Optoelectronics and Manufacturing division for the six months ended December 31, 2007, increased $7.1 million, or 10%, to $81.0 million, from $73.9 million for the comparable prior-year period. The change in revenues was attributable to an increase in contract manufacturing sales of $12.4 million, partially offset by decreases in commercial optoelectronics sales and weapons simulation sales of $2.9 million and $2.3 million, respectively. The increase in contract manufacturing revenues is primarily due to the fulfillment of a significant defense-industry related contract that is expected to continue through the end of fiscal 2008 and into the first quarter of fiscal 2009. In addition, for the three months ended December 31, 2007, the Optoelectronics and Manufacturing division recorded intersegment sales of $23.0 million, compared to $17.3 million in the comparable prior-year period. Such sales are eliminated in consolidation.
Gross Profit

	YTD Q2	% of Net	YTD Q2	% of Net
(in millions)	2007	Sales	2008	Sales

Gross profit	$77.8	30.8%	$103.1	34.9%
Gross profit increased $25.3 million, or 33%, to $103.1 million for the six months ended December 31, 2007, from $77.8 million for the comparable prior-year period. The increase in gross profit is the result of both the 17% increase in total revenues as well as the recording of $10.3 million inventory impairment charge that reduced gross profit in the first half of fiscal 2007. The gross profit margin increased to 34.9%, from 30.8% over the comparable prior-year period. This increase was attributable to the prior period impact of the inventory charges, which had the effect of reducing our gross margin by 4.1%. Excluding the impact of the aforementioned inventory charges, our gross margin in the six months ended December 31, 2007, was essentially flat versus the comparable prior year period. Although we experienced gross margin improvement in our Healthcare division, a change in our overall product mix lead to comparable year over year gross margins. The factors that generally increased gross margins included: (i) growth in the revenues for our Healthcare division, primarily in patient monitoring systems, which generally carry higher gross margins than many of our other products; (ii) cost savings in our Healthcare division from the restructuring activities initiated in fiscal 2007; and (iii) gross margin improvement in cargo and vehicle inspection products in our Security division associated with manufacturing efficiencies. Factors that reduced our consolidated gross margins included: (i) lower sales volumes in our commercial optoelectronic products line; (ii) increased contract manufacturing revenues, which tend to carry lower gross margins than our other businesses; and (iii) lower gross margins in our baggage and parcel inspection and people screening systems in our Security division primarily as a result of changes in product mix.

Operating Expenses

	YTD Q2	% of Net	YTD Q2	% of Net		%
(in millions)	2007	Sales	2008	Sales	$ Change	Change

Selling, general and administrative	$74.9	29.6%	$75.3	25.5%	$0.4	1%
Research and development	22.1	8.7%	21.5	7.3%	(0.6)	(3)%
Impairment, restructuring, and other charges	21.5	8.5%	2.2	0.7%	(19.3)	(90)%

Total operating expenses	$118.5	46.8%	$99.0	33.5%	$(19.5)	(16)%

Selling, general and administrative expenses. For the six months ended December 31, 2007, SG&A expenses increased by $0.4 million, or 1%, to $75.3 million, from $74.9 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses for the six months ended December 31, 2007 decreased to 25.5%, from 29.6% for the comparable prior-year period as we leveraged our fixed cost structure and benefited from the cost cutting activities that began in fiscal 2007.
Research and development. Research and development expenses include research related to new product development and product enhancement expenditures. For the six months ended December 31, 2007, such expenses decreased $0.6 million, or 3%, to $21.5 million, from $22.1 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 7.3% for the six months ended December 31, 2007, compared to 8.7% for the comparable prior-year period. The decrease in research and development expenses for the six month period ended December 31, 2007, was primarily attributable to: (i) a decrease in research and development spending within our Security division of $0.9 million and (ii) $0.6 million of costs booked in the six months ended December 31, 2006, for in-process research and development costs incurred by Del Mar Reynolds, a business that we acquired in July of 2006. This decrease was partially offset by an increase of $1.0 million in the six months ended December 31, 2007 in our Healthcare division attributable to increased spending in support of next generation products.
Impairment, restructuring, and other charges. In fiscal 2007, we initiated a series of restructuring activities that were intended to align our global capacity and infrastructure with demand by our customers and thereby improve our operating efficiencies. During the six months ended December 31, 2007, we continued this initiative to further increase our operating efficiency. As a result, we recorded total impairment, restructuring and other charges of $2.2 million. These charges included $1.9 million in the Security division, $0.2 million charges in our Healthcare division and $0.1 million in out Optoelectronics and Manufacturing division, primarily relating to severance and manufacturing relocation costs.
During the six months ended December 31, 2006, as part of a global review of our operations, we assessed the value of certain technologies and product lines. As a result of this assessment, we recorded impairment charges to both operating expenses and to cost of goods sold in our condensed consolidated financial statements. In operating expenses, these charges consist of $21.5 million for asset impairment of certain identifiable intangible and fixed assets. Of the $21.5 million of impairment charges of intangible and fixed assets, $21.3 million was recorded within our Security division and $0.2 million was recorded within our Optoelectronics and Manufacturing division. In cost of goods sold, we recorded $10.3 of inventory charges, primarily related to finished goods inventory. Of the $10.3 million of inventory charges, $9.9 million was recorded within our Security division and $0.4 million was recorded within our Optoelectronics and Manufacturing division.
Other Income and Expenses

	YTD Q2	% of Net	YTD Q2	% of Net		%
(in millions)	2007	Sales	2008	Sales	$ Change	Change

Interest expense	$2.2	0.9%	$2.4	0.9%	$(0.2)	9%
Interest (income)	(0.2)	(0.1)%	(0.2)	(0.1)%	—	—
Other (income) / expense	—	—	—	—	—	—

Total other income and expense	$2.0	0.8%	$2.2	0.8%	$(0.2)	10%

Interest expense. For the six months ended December 31, 2007, we incurred interest expense of $2.4 million, compared to $2.2 million for the comparable prior-year period. The increase in interest expense was primarily attributable to slightly higher than average debt levels in the current year to fund working capital requirements and the timing of the financing related to the July 2006 acquisition of Del Mar Reynolds. Effective weighted-average interest rates during the comparable periods were substantially the same.
Income taxes. For the six months ended December 31, 2007, our income tax expense was $0.7 million, compared to a benefit of $15.3 million for the comparable prior-year period. Our effective tax rate for the six months ended December 31, 2007 was 35.3%, compared to 35.8% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $14.1 million at December 31, 2007, a decrease of $1.9 million from $16.0 million at June 30, 2007. The changes in our working capital and cash and cash equivalent balances during the six months ended are described below.

(in millions)	June 30, 2007	December 31, 2007	% Change

Working capital	$158.7	$173.9	10%
Cash and cash equivalents	16.0	14.1	(12)%
Working Capital. The increase in working capital is primarily due to increases in inventory of $28.4 million and accounts receivables of $10.3 million and a decrease in advances from customers of $10.2 million. These increases in working capital were partially offset by an increase in accounts payable of $39.9 million. Of this increase in accounts payable, $15.0 million relates to the repurchase of Spacelabs Healthcare stock. The remainder of the increase primarily relates to the increased inventory level.

	YTD Q2	YTD Q2
(in millions)	2007	2008	% Change

Cash used in operating activities	$(12.6)	$(14.6)	(16)%
Cash used in investing activities	(32.8)	(6.4)	81%
Cash provided by financing activities	43.9	19.7	55%
Cash Used in Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income (loss), tax timing differences, and other items can significantly impact cash flows. Net cash used in operations for the six months ended December 31, 2007 was $14.6 million, an increase of $2.0 million from the $12.6 million used in the comparable prior-year period. There were several competing factors that contributed to this overall increase in the cash utilized by our operations. Net income, after giving consideration to non-cash operating items including depreciation and amortization, stock-based compensation, deferred taxes, impairment charges, and provision for losses on accounts receivable, among others, generated $10.6 million of cash during the six months ended December 31, 2007 compared to utilizing $7.7 million of cash during the same period of the prior year. This $18.3 million improvement, however, was entirely offset by the significant investments we made in inventory totaling $31.9 million for two principle business purposes: (i) to meet the demands of a large defense-related contract within our Optoelectronic and Manufacturing division expected to ship throughout the second half of fiscal 2008 and the first half of fiscal 2009 and (ii) to meet the demands of the growing security division. Part of this inventory investment was offset with a corresponding increase in accounts payable of $20.2 million. A further use of cash in operations was $11.3 million of customer advances that were recognized as revenue during the six months ended December 31, 2007. These uses of cash were partially offset by improved working capital management year-over-year, amounting to a net positive change in operating assets and liabilities of $2.7 million.
Cash Used in Investing Activities. Net cash used in investing activities was $6.4 million for the six months ended December 31, 2007, compared to $32.8 million for the six months ended December 31, 2006. During the current year period, the primary investing activity involved $5.0 million of capital expenditures. We used $7.7 million for capital expenditures during the comparable prior-year period. During the six months ended December 31, 2006, we acquired Del Mar Reynolds for approximately $24.2 million, net of certain payments.

Cash Provided by Financing Activities. Net cash provided by financing activities was $19.7 million for the six months ended December 31, 2007, compared to $43.9 million for the six months ended December 31, 2006. In the current year period, we received $44.8 million when we entered into a new credit agreement, which was partially offset by the simultaneous repayment of two preexisting credit facilities totaling $38.6 million. In the comparable prior-year period, net cash provided by financing activities of $43.9 million primarily consisted of proceeds of $25.4 million from a term loan to fund the acquisition of Del Mar Reynolds and $16.3 million drawn down from our revolving lines of credit mainly used to fund operations.
Borrowings
On July 27, 2007, we entered into a credit agreement with Wachovia Bank allowing for borrowings of up to $89.5 million. The new credit agreement replaced pre-existing agreements with Bank of the West, which were repaid and terminated simultaneously with the close of the agreement with Wachovia Bank. The credit agreement with Wachovia Bank consists of a $44.75 million five-year revolving credit facility, including a $35 million sub-limit for letters-of-credit, and a $44.75 million five-year term loan. Borrowings under this facility bear interest at either (a) the London Interbank Offered Rate plus between 2.00% and 2.50% or (b) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on our consolidated leverage ratio. As of December 31, 2007, the effective weighted average interest rate under the credit agreement was 7.8%. Our borrowings under the credit agreement are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and are secured by substantially all of our assets and by our assets of such subsidiaries. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of December 31, 2007, $43.6 million was outstanding under the term loan, $12.0 million was outstanding under our revolving credit facility, and $5.5 million was outstanding under the letter-of-credit facility.
Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of December 31, 2007, the total amount available under these various credit facilities was $34.4 million with a total cash borrowing sub-limit of $8.6 million, of which $1.5 million was outstanding at December 31, 2007. The weighted average interest rate of these facilities was 6.8% at December 31, 2007.
In December 2004, we entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in England. The loan is payable over a 20-year period, with quarterly installments of £34,500 (approximately $69,000 as of December 31, 2007). The loan bears interest at LIBOR plus 1.2%, payable on a quarterly basis. As of December 31, 2007, $4.7 million remained outstanding under this loan.
Our long-term debt consisted of the following:

	June 30,	December 31,
(in thousands)	2007	2007

Five-year term loan due in fiscal 2012	$21,782	$—
Five-year term loan due in fiscal 2013	—	43,631
Twenty-year term loan due in fiscal 2025	4,846	4,675
Capital leases	3,334	2,754
Other	1,491	1,884

	31,453	52,944
Less current portion of long-term debt	5,744	5,042

Long-term portion of debt	$25,709	$47,902

We anticipate that existing cash borrowing arrangements and future access to capital markets should be sufficient to meet our cash requirements for the foreseeable future. However, our future capital requirements and the adequacy of available funds will depend on many factors, including future business acquisitions, litigation, stock repurchases and levels of research and development spending.

Stock Repurchase Program
Our Board of Directors has authorized a stock repurchase program under which we can repurchase up to 3,000,000 shares of our common stock. During the six months ended December 31, 2007, we did not repurchase any shares under this program and 1,330,973 shares were available for additional repurchase under the program as of December 31, 2007. We retire the treasury shares as they are repurchased and record them as a reduction in the number of shares of common stock issued and outstanding in our condensed consolidated financial statements.
Dividend Policy
We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.
Contractual Obligations
Under the terms and conditions of the purchase agreements associated with the following acquisitions, we may be obligated to make additional payments:
In August 2002, we purchased a minority equity interest in CXR Limited. In June 2004, we increased our equity interest to approximately 75% and in December 2004, we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, we agreed to make certain royalty payments through December 2022 based on sales of its products. As of December 31, 2007, no royalty payments have been earned.
In January 2004, we acquired Advanced Research & Applications Corp. During the seven years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of December 31, 2007, no contingent consideration has been earned.
In February 2005, we completed the acquisition of Blease Medical. During the three years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at £6.25 million (approximately $12.5 million as of December 31, 2007). As of December 31, 2007, no contingent consideration has been earned.
In July 2005, we completed another acquisition that was not material to our overall condensed consolidated financial statements. During the seven years following the acquisition, contingent consideration is payable based on its profits before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of December 31, 2007, no contingent consideration has been earned.
In July 2006, we completed another acquisition that was not material to our overall condensed consolidated financial statements. During the two years following the acquisition, contingent compensation is payable based upon profitability. Total contingent consideration is capped at $0.6 million. As of December 31, 2007, $0.3 million of contingent consideration has been earned.
Off Balance Sheet Arrangements
As of December 31, 2007, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For the six months ended December 31, 2007, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
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
Foreign Currency
We maintain the accounts of our operations in each of the following countries in the following currencies: Singapore (Singapore dollars), Malaysia (Malaysian ringgits), United Kingdom (U.K. pounds sterling), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese yuan), Canada (Canadian dollars) and Cyprus (Cypriot pounds). We maintain the accounts of our operations in each of the following countries in euros: Finland, France, Germany, Greece and Italy. We translate foreign currency financial statements into U.S. dollars at current rates, with the exception of revenues, costs and expenses, which we translate at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, and exclude those resulting from translation of financial statements from income and accumulate them as a component of shareholders’ equity. A hypothetical 10% change in the relevant currency rates at December 31, 2007 would not have a material impact on our financial position or results of operations.
Use of Derivatives
In the past, our use of derivatives consisted primarily of foreign exchange contracts and interest rate swaps. There were no foreign exchange contracts or interest rate swaps outstanding as of December 31, 2007.
Importance of International Markets
International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, wars and other forms of political instability. For the three and six months ended December 31, 2007, overall foreign currency fluctuations relative to the U.S. dollar had an immaterial effect on our consolidated revenues and results of operations. We continue to perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing in local currencies in many foreign business transactions, we are at risk with respect to foreign currency fluctuations.
Inflation
We do not believe that inflation had a material impact on our results of operations during the three and six months ended December 31, 2007.
Interest Rate Risk
We classify all highly liquid investments with maturity of three months or less as cash equivalents and record them in the balance sheet at fair value. Short-term investments comprise high-quality marketable securities.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2007, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007.

(b)	Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2008, the Company implemented Hyperion Financial Manager (HFM) to enhance the Company’s worldwide consolidation function. This software implementation is part of an ongoing effort to improve the efficiency and effectiveness of the financial reporting process. In connection with the HFM implementation completed during the second quarter, the Company has modified the design, operation and documentation of its internal control processes impacted by the new software.
There were no other changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting on December 5, 2007. At the meeting, shareholders voted on the following actions:
1. Election of Directors.

Name	For	Against	Withheld

Deepak Chopra	14,305,854	0	183,645
Ajay Mehra	14,301,990	0	187,509
Steven C. Good	13,755,844	0	733,655
Meyer Luskin	14,119,226	0	370,273
Chand R. Viswanathan	14,375,878	0	113,621
Leslie E. Bider	14,379,712	0	109,787
The six nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors and will serve as directors until our next annual meeting and until their successor is elected and qualified.

2. Ratification of the appointment of Moss Adams LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008.

For	14,443,682
Against	20,552
Abstain	25,265
Non-Votes	0
The proposal was approved.
3. Ratification of an amendment to our 2006 Equity Participation Plan in order to: (i) increase the number of shares of Common Stock authorized for issuance under the plan by 2,000,000 shares; (ii) limit the number of shares of restricted stock available for issuance under the plan to 1,000,000 shares; and (iii) raise from 85% of market value to 100% of market value, the lowest exercise price at which stock options may be granted under the plan.

For	10,601,531
Against	940,413
Abstain	33,329
Non-Votes	2,914,226
The proposal was approved.
Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 5th day of February 2008.

OSI SYSTEMS, INC.
By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer