Form 10-Q
period 2008-03-31
OSI SYSTEMS INC
filed 2008-05-02
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of April 28, 2008, there were 17,675,993 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
OSI SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	June 30,	March 31,
	2007	2008
ASSETS

Current Assets:
Cash and cash equivalents	$15,980	$14,919
Accounts receivable	140,483	140,188
Other receivables	5,770	5,487
Inventories	120,174	149,340
Deferred income taxes	20,265	18,418
Prepaid expenses and other current assets	11,967	17,500

Total current assets	314,639	345,852
Property and equipment, net	48,051	46,696
Goodwill	50,286	60,058
Intangible assets, net	28,476	34,853
Other assets	10,031	11,083

Total assets	$451,483	$498,542

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Bank lines of credit	$16,775	$23,600
Current portion of long-term debt	5,744	5,562
Accounts payable	60,524	73,851
Accrued payroll and employee benefits	17,905	21,535
Advances from customers	16,734	5,239
Accrued warranties	7,443	9,217
Deferred revenue	7,548	7,199
Other accrued expenses and current liabilities	23,225	17,207

Total current liabilities	155,898	163,410
Long-term debt	25,709	46,425
Other long-term liabilities	13,849	16,560

Total liabilities	195,456	226,395
Minority interest	8,815	1,167
Commitment and contingencies (Note 8)

Shareholders’ Equity:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value—authorized, 100,000,000 shares; issued and outstanding, 17,086,989 and 17,642,693 shares at June 30, 2007 and March 31, 2008, respectively	207,260	222,032
Retained earnings	31,450	36,387
Accumulated other comprehensive income	8,502	12,561

Total shareholders’ equity	247,212	270,980

Total liabilities and shareholders’ equity	$451,483	$498,542

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amount data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2008	2007	2008
Revenues	$126,498	$156,708	$379,485	$451,915
Cost of goods sold	82,562	100,322	257,772	292,418

Gross profit	43,936	56,386	121,713	159,497

Operating expenses:
Selling, general and administrative expenses	36,309	37,629	111,189	112,945
Research and development	11,390	12,055	33,424	33,509
Impairment, restructuring, and other charges	2,226	1,156	23,769	3,355

Total operating expenses	49,925	50,840	168,382	149,809

Income (loss) from operations	(5,989)	5,546	(46,669)	9,688

Other income (expense):
Other income	15,772	—	15,772	—
Interest expense, net	(1,154)	(1,162)	(3,198)	(3,419)

Income (loss) before provision for income taxes and minority interest	8,629	4,384	(34,095)	6,269
Provision (benefit) for income taxes	3,678	(2,643)	(11,607)	(1,977)
Minority interest (expense) benefit	(1,338)	(118)	(553)	76

Net income (loss)	$3,613	$6,909	$(23,041)	$8,322

Earnings (loss) per share:
Basic	$0.21	$0.39	$(1.37)	$0.48

Diluted	$0.21	$0.39	$(1.37)	$0.47

Shares used in per share calculation:
Basic	16,920	17,624	16,779	17,333

Diluted	17,237	17,922	16,779	17,654

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Nine Months Ended March 31,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$(23,041)	$8,322
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,960	14,639
Settlement of Spacelabs purchase price dispute	(15,000)	—
Stock based compensation expense	4,187	3,497
Minority interest in net income (loss) of subsidiary	553	(76)
Equity in (earnings) losses of unconsolidated affiliates	499	(334)
Deferred income taxes	(13,245)	(6,201)
Impairment, restructuring and other charges	21,543	—
In-process research and development	561	—
Other	156	326
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	5,831	1,343
Other receivables	257	(147)
Inventories	2,627	(28,821)
Prepaid expenses and other current assets	(2,778)	(6,614)
Accounts payable	(583)	11,877
Accrued payroll and related expenses	427	3,931
Advances from customers	4,491	(11,545)
Accrued warranties	(68)	1,692
Deferred revenue	(2,101)	(675)
Other accrued expenses and current liabilities	(6,505)	(1,117)

Net cash used in operating activities	(8,229)	(9,903)
Cash flows from investing activities:
Acquisition of property and equipment	(10,825)	(7,852)
Proceeds from the sale of property and equipment	205	137
Net proceeds from the sale of marketable securities	174	—
Acquisition of businesses—net of cash acquired	(23,432)	—
Buyback of subsidiary stock	—	(15,050)
Settlement of Spacelabs purchase price dispute	15,000	—
Acquisition of intangible and other assets	(1,675)	(1,397)

Net cash used in investing activities	(20,553)	(24,162)
Cash flows from financing activities:
Net proceeds from bank lines of credit	5,478	6,878
Proceeds from long-term debt	22,159	44,941
Payments on long-term debt	—	(23,991)
Net proceeds from (payments of) capital lease obligations	1,583	(780)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	5,404	5,423

Net cash provided by financing activities	34,624	32,471
Effect of exchange rate changes on cash	(854)	533

Net increase (decrease) in cash and cash equivalents	4,988	(1,061)
Cash and cash equivalents-beginning of period	13,799	15,980

Cash and cash equivalents-end of period	$18,787	$14,919

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,513	$3,559
Cash paid for income taxes	$3,212	$2,453
Supplemental disclosure of non-cash investing activities:
Equipment purchased under capital lease obligations	$2,473	—
Buyback of subsidiary stock with common stock	—	$5,898
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
The Company has three operating divisions: (a) Security, providing security inspection systems; (b) Healthcare, providing medical monitoring and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions as well as for external clients in the defense and aerospace markets, among others.
The Company’s Security division designs, manufactures and markets security and inspection systems worldwide to end users primarily under the “Rapiscan Systems” trade name. Rapiscan Systems products are used for the non-intrusive inspection of baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband and to screen people. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems products fall into four categories: (a) baggage and parcel inspection, (b) cargo and vehicle inspection, (c) hold (checked) baggage screening and (d) people screening.
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
The Company’s Optoelectronics and Manufacturing division designs, manufactures and markets optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography, toll and traffic management systems, fiber optics, telecommunications, weapons simulation systems, gaming, office automation, computer peripherals and industrial automation. The Company sells optoelectronic devices primarily under the “OSI Optoelectronics” trade name and performs value-added manufacturing services primarily under the “OSI Electronics” trade name. This division provides products and services to original equipment manufacturers as well as to the Company’s own Security and Healthcare divisions.
Basis of Presentation
The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Spacelabs Healthcare Public Offering and Repurchase
In October 2005, Spacelabs Healthcare, Inc., a subsidiary comprising the business operations of the Company’s Healthcare division, completed an initial public offering of approximately 20% of its total issued and outstanding common stock. The Spacelabs Healthcare shares traded under the ticker symbol “SLAB” on the AIM (formerly known as the Alternative Investment Market), a stock market administered by the London Stock Exchange. In the second quarter of fiscal 2007, the Company began repurchasing publicly-traded shares of Spacelabs Healthcare, increasing the Company’s ownership to 84% as of June 30, 2007. By December 31, 2007, the Company increased its ownership in Spacelabs Healthcare to 100% by repurchasing all remaining shares of Spacelabs Healthcare. During the nine months ended March 31, 2008, the Company spent approximately $15.8 million in cash and issued 240,000 shares of the Company’s common stock in exchange for the remaining outstanding Spacelabs Healthcare shares. At the time of issuance, the 240,000 shares of the Company’s common stock had a fair value of $5.9 million. Effective January 24, 2008, Spacelabs Healthcare’s AIM listing was cancelled.
Impairment of Long-Lived Assets
The Company tests goodwill for impairment in accordance with Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. For purposes of SFAS 142, the Company has determined that it has five reporting units, consisting of the Security division, Optoelectronics and Manufacturing division and two reporting units within the Healthcare division. The Company tests goodwill for impairment annually in its second fiscal quarter using a two-step process. First, the Company determines if the carrying amount of any of the reporting units within each of its divisions exceeds its fair value. It uses a discounted cash flows method to make this determination for its Security and Optoelectronics and Manufacturing divisions and it used a market value method for the reporting units within its Healthcare division (based on the market price of Spacelabs Healthcare common stock on the AIM). If these methods indicate a potential impairment of goodwill associated with any reporting unit, the Company then compares the implied fair value of the goodwill associated with the respective reporting unit to its carrying amount to determine if there is an impairment loss. The Company performed its annual impairment test for goodwill during the second quarter of fiscal year 2008 and found no impairment of goodwill.
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
Per Share Computations
The Company computes basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method. Stock options and warrants to purchase a total of 1.1 million and 0.4 million shares of common stock for the three months and nine months ended March 31, 2008, respectively, were not included in diluted earnings per share calculations because to do so would have been antidilutive. Stock options and warrants to purchase a total of 0.3 million and 1.5 million shares of common stock for the three months and nine months ended March 31, 2007, respectively, were not included in diluted earnings per share calculations because to do so would have been antidilutive.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2008	2007	2008
Net income (loss)	$3,613	$6,909	$(23,041)	$8,322
Effect of dilutive interest in subsidiary stock	(64)	—	(27)	—

Net income (loss) available to common shareholders	$3,549	$6,909	$(23,068)	$8,322

Weighted average shares outstanding — basic	16,920	17,624	16,779	17,333
Dilutive effect of stock options and warrants	317	298	—	321

Weighted average of shares outstanding — diluted	17,237	17,922	16,779	17,654

Basic earnings (loss) per share	$0.21	$0.39	$(1.37)	$0.48
Diluted earnings (loss) per share	$0.21	$0.39	$(1.37)	$0.47
Comprehensive Income
Comprehensive income (loss) is computed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2008	2007	2008
Net income/(loss)	$3,613	$6,909	$(23,041)	$8,322
Foreign currency translation adjustments	1,030	2,119	3,159	4,149
Minimum pension liability adjustment	(2)	(62)	(57)	(147)
Other	—	—	(26)	58

Comprehensive income (loss)	$4,641	$8,966	$(19,965)	$12,382

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
2. Balance Sheet Details
The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,	March 31,
	2007	2008
Accounts receivable
Trade receivables	$138,960	$141,570
Receivables related to long term contracts — unbilled costs and accrued profit on progress completed	3,525	1,304

Total	142,485	142,874
Less: allowance for doubtful accounts	(2,002)	(2,686)

Accounts receivable, net	$140,483	$140,188

Inventories, net
Raw materials	$64,652	$71,490
Work-in-process	25,304	34,125
Finished goods	30,218	43,725

Total	$120,174	$149,340

Property and equipment
Land	$6,277	$6,235
Buildings and leasehold improvements	16,596	18,251
Equipment and tooling	44,224	50,047
Furniture and fixtures	5,202	5,283
Computer equipment	17,240	16,034
Software	8,754	10,720

Total	98,293	$106,570
Less: accumulated depreciation and amortization	(50,242)	(59,874)

Property and equipment, net	$48,051	$46,696

3. Goodwill and Intangible Assets
The changes in the carrying value of goodwill for the nine month period ended March 31, 2008, are as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing	Consolidated
Balance as of June 30, 2007	$16,985	$26,443	$6,858	$50,286
Goodwill acquired during the period	—	9,155	—	9,155
Foreign currency translation adjustment	659	(40)	(2)	617

Balance as of March 31, 2008	$17,644	$35,558	$6,856	$60,058

Goodwill acquired during the nine months ended March 31, 2008, primarily resulted from the repurchase of all outstanding shares of Spacelabs Healthcare stock previously owned by minority shareholders, whereby the preliminary allocation of the purchase price in excess of the book value of the minority interest was recorded as follows (in thousands):

Goodwill	$9,155
Developed technology	2,219
Customer relationships	1,442
Trademarks	3,994
Deferred taxes	(2,679)

Total excess purchase price	$14,131

Intangible assets consisted of the following (in thousands):

		June 30, 2007			March 31, 2008
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	3 years	$4,177	$2,115	$2,062	$5,657	$2,520	$3,137
Patents	10 years	423	259	164	451	289	162
Core technology	10 years	2,701	648	2,053	2,678	844	1,834
Developed technology	14 years	15,068	3,809	11,259	17,272	4,983	12,289
Customer relationships/ backlog	8 years	8,146	2,429	5,717	9,580	3,353	6,227

Total amortizable assets		30,515	9,260	21,255	35,638	11,989	23,649
Non-amortizable assets:
Trademarks		7,221	—	7,221	11,204	0	11,204

Total intangible assets		$37,736	$9,260	$28,476	$46,842	$11,989	$34,853

Amortization expense related to intangibles assets was $3.3 million and $2.1 million for the nine months ended March 31, 2007 and 2008, respectively. At March 31, 2008, the estimated future amortization expense was as follows (in thousands):

2008 (remaining 3 months)	$1,350
2009	3,967
2010	3,857
2011	3,471
2012	3,157
2013	2,328
2014 and thereafter	5,519

Total	$23,649

4. Impairment, Restructuring and Other Charges
During the second quarter of fiscal 2007, the Company conducted a global review of its operations. This review included assessments of the Company’s product lines and their economic viability, resulting in management’s decision to discontinue several products. As a result, identifiable intangible and fixed assets related to these products were tested for impairment and were deemed to be permanently impaired, whereby the Company recorded impairment charges of $21.5 million. Further, it was determined that the abandonment of certain product lines required that $10.3 of inventory charges be recorded to reduce inventory levels to the lower of cost or market. Of the $21.5 million of impairment charges, $21.3 million was recorded within the Company’s Security division and $0.2 million was recorded within the Optoelectronics and Manufacturing division. Of the $10.3 million of inventory charges, $9.9 million was recorded within the Company’s Security division and $0.4 million was recorded within the Optoelectronics and Manufacturing division. Such inventory charges are reflected in cost of goods sold in the condensed consolidated financial statements. Asset impairments were calculated in accordance with SFAS No. 144 as discussed in Note 1.
During the nine months ended March 31, 2008, the Company incurred various restructuring and other charges related to consolidating manufacturing processes and facilities of certain businesses, headcount reductions, as well other non-recurring charges. These charges included $2.2 million in the Security division, $0.9 million in the Healthcare division and $0.3 million in the Optoelectronics and manufacturing division. As of March 31, 2008, $0.9 million of restructuring and other charges remained unpaid and is included in accrued expenses and other current liabilities in the condensed consolidated financial statements.
The following table summarizes the aforementioned impairment, restructuring and other charges (in thousands):

	Three months Ended		Nine months Ended
	March 31,		March 31,
	2007	2008	2007	2008
Impairment of intangible assets:
Software development costs	$—	$—	$169	$—
Core technology	—	—	5,874	—
Developed technology	—	—	14,463	—
Customer relationships/back log	—	—	280	—

	Three months Ended		Nine months Ended
	March 31,		March 31,
	2007	2008	2007	2008
Impairment of fixed assets	—	—	757	—
Restructuring and other charges	2,226	1,156	2,226	3,355

Total impairment, restructuring and other charges	2,226	1,156	23,769	3,355
Inventory charges	—	—	10,301	—

Total charges	$2,226	$1,156	$34,070	$3,355

5. Borrowings
In July, 2007, the Company entered into a credit agreement with certain lenders allowing for an $89.5 million credit facility. The new credit agreement replaced pre-existing agreements, which were repaid and terminated simultaneously with the close of the new agreement. The new credit agreement consists of a $44.75 million five-year revolving credit facility, including a $35 million sub-limit for letters-of-credit and a $44.75 million five-year term loan. Borrowings under this facility bear interest at either (a) the London Interbank Offered Rate plus between 2.00% and 2.50% or (b) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on the Company’s consolidated leverage ratio. As of March 31, 2008, the effective weighted average interest rate under the credit agreement was 6.1%. The Company’s borrowings under the credit agreement are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and are secured by substantially all of the Company’s assets and by the assets of such subsidiaries. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of March 31, 2008, $43.1 million was outstanding under the term loan, $19.5 million was outstanding under the Company’s revolving credit facility, and $4.0 million was outstanding under the letter-of-credit facility.
Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of March 31, 2008, the total amount available under these various credit facilities was $35.0 million with a total cash borrowing sub-limit of $8.7 million, of which $4.1 million was outstanding at March 31, 2008. The weighted average interest rate of these facilities was 7.2% at March 31, 2008.
In December 2004, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in England. The loan is payable over a 20-year period, with quarterly installments of £34,500 (approximately $69,000 as of March 31, 2008). The loan bears interest at LIBOR plus 1.2%, payable on a quarterly basis. As of March 31, 2008, $4.6 million remained outstanding under this loan at an interest rate of 7.2%.
Long-term debt consisted of the following (in thousands):

	June 30,	March 31,
	2007	2008
Five-year term loan due in fiscal 2012	$21,782	$—
Five-year term loan due in fiscal 2013	—	43,072
Twenty-year term loan due in fiscal 2025	4,846	4,597
Capital leases	3,334	2,548
Other	1,491	1,770

	31,453	51,987
Less current portion of long-term debt	5,744	5,562

Long-term portion of debt	$25,709	$46,425

6. Stock-based Compensation
The Company recorded stock-based-compensation expense in accordance with SFAS No. 123(R) “Share-Based Payment” in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2008	2007	2008
Cost of goods sold	$88	$35	$270	$129
Selling, general and administrative	1,183	1,123	3,649	3,220
Research and development	91	40	268	148

	$1,362	$1,198	$4,187	$3,497

As of March 31, 2008, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was approximately $7.7 million. The Company expects to recognize these costs over a weighted-average period of 2.6 years.
7. Retirement Benefit Plans
The Company sponsors a number of qualified and nonqualified defined benefit pension plans for its employees. The benefits under these plans are based on years of service and an employee’s highest twelve months’ compensation during the last five years of employment.
The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2008	2007	2008
Service cost	$9	$76	$26	$223
Interest cost	55	72	164	316
Expected return on plan assets	(47)	(54)	(141)	(242)
Amortization of net loss	26	22	79	100

Net periodic pension expense	$43	$116	$128	$397

For each of the three months ended March 31, 2008 and 2007, the Company made contributions of $0.1 million to these defined benefit plans. For the nine months ended March 31, 2008 and 2007, the Company made contributions of $0.3 million and $0.6 million, respectively, to these defined benefit plans.
In addition, the Company sponsors several defined contribution pension plans. For each of the three months ended March 31, 2008 and 2007, the Company made contributions of $0.5 million to these defined contribution plans. For the nine months ended March 31, 2008 and 2007, the Company made contributions of $1.5 million and $1.3 million, respectively, to these defined contribution plans.
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
In August 2002, the Company purchased a minority equity interest in CXR Limited. In June 2004, the Company increased its equity interest to approximately 75% and in December 2004, the Company acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, the Company agreed to make certain royalty payments based on sales of its products through December, 2022. As of March 31, 2008, no royalty payments have been earned.
In January 2004, the Company acquired Advanced Research & Applications Corp. During the seven years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of March 31, 2008, no contingent consideration has been earned.
In July 2005, the Company completed an acquisition that was not material to its overall condensed consolidated financial statements. During the seven years following the acquisition, contingent consideration is payable based on its profits before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of March 31, 2008, no contingent consideration has been earned.
In July 2006, the Company completed an acquisition that was not material to its overall condensed consolidated financial statements. During the two years following the acquisition, contingent compensation is payable based upon profitability. Total contingent consideration is capped at $0.6 million. As of March 31, 2008, $0.3 million of contingent consideration has been earned.
Environmental Contingencies
The Company is subject to various environmental laws. The Company’s practice is to review Phase I environmental site assessments for each of its properties in the United States at which the Company manufactures products in order to identify, as of the date of such report, potential sources of contamination of the property. In certain cases, the Company has conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.
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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2008	2007	2008
Balance at beginning of period	$7,380	$9,158	$7,224	$7,443
Additions	652	785	2,585	4,451
Increase as a result of acquisitions	—	—	439	—
Reductions for warranty repair costs	(793)	(726)	(3,009)	(2,677)

Balance at end of period	$7,239	$9,217	$7,239	$9,217

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
As of July 1, 2007 and March 31, 2008, the total amount of gross unrecognized tax benefits was $6.2 million and $6.3 million, respectively. Of this total, $4.3 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes potential interest and penalties related to income tax matters in income tax expense. As of July 1, 2007 and March 31, 2008, the Company has $1.4 million and $1.6 million accrued for the payment of interest and penalties, respectively.
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
In the second quarter of fiscal 2006, the Company realized a gain in the amount of $18.7 million from the disposition of a 20% interest in Spacelabs Healthcare. For income tax purposes, the gain was deferred under provisions of the Internal Revenue Code and the Regulations thereunder. At the time, the Company could not determine conclusively that the deferral would be indefinite under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and, accordingly, the Company recorded a deferred tax liability in the amount of $4.0 million. Thereafter, the Company continued to assess its interest in Spacelabs Healthcare and whether the deferred gain would be recognized for tax purposes, but did not determine conclusively that the deferral would be indefinite. As a result, the Company adjusted the deferred tax liability for subsequent book/tax basis differences in its remaining interest in Spacelabs Healthcare for period subsequent to the disposition. As of December 31, 2007, the deferred tax liability was $4.3 million, which represented the original deferred tax gain plus subsequent book/tax basis differences in the Company’s remaining interest in Spacelabs Healthcare. However, following the repurchase of all outstanding shares of Spacelabs Healthcare (see Note 1), and other operating factors, the Company reconsidered its investment holding strategy for Spacelabs Healthcare and now believes that the original gain plus subsequent book/tax basis adjustments in the Company’s interest in Spacelabs Healthcare will be deferred indefinitely under SFAS 109 and in accordance with the Internal Revenue Code and the Regulations thereunder. Accordingly, the deferred tax liability is no longer required, resulting in a discrete benefit to the deferred tax provision of $4.3 million for the three months ended March 31, 2008.
10. Segment Information
The Company operates in three identifiable industry segments: (a) Security, providing security and inspection systems; (b) Healthcare, providing medical monitoring, diagnostic cardiology and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for applications in the defense and aerospace markets, among others. The Company also has a Corporate segment that includes executive compensation and certain other general and administrative expenses. Interest expense, and certain expenses related to legal, audit and other professional service fees are not allocated to the industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division comprises businesses that primarily supply components and subsystems to original equipment manufacturers, including to the businesses of the Security and Healthcare divisions. All intersegment sales are eliminated in consolidation.
The following table presents segment information (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2008	2007	2008
Revenues — by Segment:
Security division	$45,044	$51,395	$130,479	$164,075
Healthcare division	53,671	63,589	164,639	188,051
Optoelectronics and Manufacturing division, including intersegment revenues	37,200	53,430	111,068	134,494
Intersegment revenues elimination	(9,417)	(11,706)	(26,701)	(34,705)

Total	$126,498	$156,708	$379,485	$451,915

Revenues — by Geography:
North America	$87,181	$98,033	$250,708	$268,018
Europe	32,351	43,475	109,650	137,187
Asia	16,383	26,906	45,828	81,415
Intersegment revenues elimination	(9,417)	(11,706)	(26,701)	(34,705)

Total	$126,498	$156,708	$379,485	$451,915

Operating income(loss) — by Segment:
Security division	$527	$1,466	$(31,284)	$1,640
Healthcare division	(3,381)	2,268	(8,994)	9,561
Optoelectronics and Manufacturing division	547	4,093	7,279	8,547
Corporate	(3,291)	(2,461)	(13,436)	(9,927)
Eliminations (1)	(391)	180	(234)	(133)

Total	$(5,989)	$5,546	$(46,669)	$9,688

	June 30,	March 31,
	2007	2008
Assets — by Segment:
Security division	$170,881	$182,235
Healthcare division	172,340	177,144
Optoelectronics and Manufacturing division	87,483	99,397
Corporate	23,738	42,859
Eliminations (1)	(2,959)	(3,093)

Total	$451,483	$498,542

(1)	Eliminations primarily reflect the elimination of intercompany inventory profit not-yet-realized. This profit will be realized when inventory is shipped to the Security and Healthcare divisions’ external customers.

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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2007. As discussed in Note 9, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” in the current fiscal year. We have made no other changes to our accounting policies during the current year.
Recent Accounting Pronouncements
We describe recent accounting pronouncements in Item 1 — “Condensed Consolidated Financial Statements — Notes to Condensed Consolidated Financial Statements.”
Executive Summary
We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (a) Security, providing security and inspection systems; (b) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions as well as for applications in the defense and aerospace markets, among others.
Security Division. Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. federal, state and local government agencies as well as to foreign governments. These products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 36% and 35% of our total consolidated revenues for the nine months ended March 31, 2008 and 2007, respectively.
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
Healthcare Division. Through our Healthcare division, we design, manufacture and market patient monitoring, diagnostic cardiology and anesthesia systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 42% and 43% of our total consolidated revenues for the nine months ended March 31, 2008 and 2007, respectively.
The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. We also believe that price has become an important factor in hospital purchasing decisions because of pressures they are facing to cut costs.
In October 2005, Spacelabs Healthcare, Inc., a subsidiary comprising the business operations of our Healthcare division, completed an initial public offering of approximately 20% of its total issued and outstanding common stock. The Spacelabs Healthcare shares traded under the ticker symbol “SLAB” on the AIM (formerly known as the Alternative Investment Market), a stock market administered by the London Stock Exchange. In the second quarter of fiscal 2007, we began repurchasing publicly-traded shares of Spacelabs Healthcare, increasing our ownership to 84% as of June 30, 2007. By December 31, 2007, we increased our ownership in Spacelabs Healthcare to 100% by repurchasing all remaining outstanding shares. During the nine months ended March 31, 2008, we spent approximately $15.8 million in cash and issued 240,000 shares of our common stock (at a fair market value of $5.9 million) to acquire the remaining outstanding Spacelabs Healthcare shares. Effective January 24, 2008, Spacelabs Healthcare shares no longer trade on the AIM.
Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. Revenues from our Optoelectronics and Manufacturing division accounted for 22% of our total consolidated revenues for each of the nine months ended March 31, 2008 and 2007.
Consolidated Results. We reported a consolidated operating profit of $5.5 million for the three months ended March 31, 2008, an improvement from the $6.0 million operating loss reported for the three months ended March 31, 2007. This $11.5 million improvement was largely due to three factors: (i) a $30.2 million, or 24%, growth in revenue; (ii) cost-cutting and facility consolidation initiatives that we began in the second half of fiscal 2007, which have resulted in more efficient manufacturing activities and nearly flat operating expenses, despite a period of significant revenue growth; and (iii) a reduction in restructuring charges by $1.0 million for the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. Such charges were related to severance, lease and manufacturing relocation costs and charges associated with the closure of certain facilities and headcount reductions.
During fiscal 2007, we undertook a review of our global operations as part of our ongoing efforts to integrate recent acquisitions and rationalize our overall cost structure. The review resulted in a plan that led to annualized cost savings of approximately $17 million, including a reduction of approximately 8% of our global workforce and the consolidation of multiple facilities. During the nine months of fiscal 2008, we identified additional cost savings opportunities that have been initiated and are expected to benefit future periods.
Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2008.

Net Revenues
The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 10 to the condensed consolidated financial statements for additional information about our business segments.

	Q3	% of	Q3	% of
(in millions)	2007	Net Sales	2008	Net Sales	$ Change	% Change
Security division	$45.0	36%	$51.4	33%	$6.4	14%
Healthcare division	53.7	42%	63.6	41%	9.9	18%
Optoelectronics and Manufacturing division	37.2	29%	53.4	34%	16.2	44%
Intersegment revenues	(9.4)	(7)%	(11.7)	(8)%	(2.3)	24%

Total revenues	$126.5		$156.7		$30.2	24%

The increase in revenues for our Security division was primarily attributable to a $5.2 million, or 44%, increase in sales of cargo and vehicle inspection systems. We believe that this increase in cargo and vehicle inspection system sales reflects greater market demand for these products in the early stages of their life cycle. The increase was also attributable to a $1.2 million, or 4%, net increase in sales of baggage and parcel inspection, hold (checked) baggage and people screening systems.
The increase in revenues for our Healthcare division was primarily attributable to increased patient monitoring equipment sales of $4.1 million, mainly in North America, increased anesthesia equipment sales of $2.1 million, increased ambulatory blood pressure monitoring equipment sales of $1.9 million and increased supplies and accessory sales of $1.2 million.
The increase in revenues for our Optoelectronics and Manufacturing division was primarily attributable to an increase in contract manufacturing sales, including product shipments under a significant defense-industry related contract that are expected to continue through the end of the fiscal year and into fiscal 2009. In addition, for the three months ended March 31, 2008, the division recorded an increase in intersegment sales of $2.3 million, to $11.7 million from $9.4 million in the comparable prior-year period. This increase followed from the identification of additional opportunities for intersegment sales to the Security and Healthcare divisions. Such sales are eliminated in consolidation.
Gross Profit

	Q3	% of Net	Q3	% of Net
(in millions)	2007	Sales	2008	Sales	$ Change	% Change
Gross profit	$43.9	34.7%	$56.4	36.0%	$12.5	28.5%
The increase in gross profit is primarily a result of a 24% increase in revenues and an increase in the gross margin to 36.0%, from 34.7% over the comparable prior-year period. The improvements in gross margins resulted from: (i) growth in the revenues of our Healthcare division, primarily in patient monitoring systems, which generally carry higher gross margins than many of our other products; (ii) cost savings in our Healthcare division from restructuring activities initiated in fiscal 2007; (iii) cost savings realized in our Healthcare division as a result of reduced manufacturing costs in our Optoelectronics and Manufacturing division passed along to the Healthcare division; and (iv) reductions in cost overruns on certain long-term contracts for weapon simulation systems sold by our Optoelectronics and Manufacturing division. Factors that partially offset these increases in our consolidated gross margins included: (i) increased contract manufacturing revenues, which tend to carry lower gross margins than our other businesses and (ii) increased cargo and vehicle inspection systems sales by our Security division, which also tend to carry lower gross margins than our other businesses.
Operating Expenses

	Q3	% of Net	Q3	% of Net		%
(in millions)	2007	Sales	2008	Sales	$ Change	Change
Selling, general and administrative	$36.3	28.7%	$37.6	24.0%	$1.3	4%
Research and development	11.4	9.0%	12.1	7.7%	0.7	6%
Impairment, restructuring, and other charges	2.2	1.7%	1.2	0.8%	(1.0)	(45)%

Total operating expenses	$49.9	39.4%	$50.9	32.5%	$1.0	2%

Selling, general and administrative expenses.

As a percentage of revenues, selling, general and administrative expenses (SG&A) for the three months ended March 31, 2008, decreased to 24.0%, from 28.7% for the comparable prior-year period. This significant decrease resulted from our successfully leveraging our sales and administrative infrastructure and the cost cutting that was initiated in the second half of fiscal 2007.
SG&A expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended March 31, 2008, SG&A expenses increased by $1.3 million, or 4%, to $37.6 million, from $36.3 million for the comparable prior-year period. The increase in SG&A expenses for the three months ended March 31, 2008 as compared to the prior-year period was primarily attributable to: (i) $1.5 million in SG&A expenses in our Healthcare division in support of its 18% growth in revenue and (ii) $0.5 million in SG&A expenses in our Security division in support of its 14% growth in revenue, both of which were partially offset by a $0.6 million decrease in corporate spending, mainly due to reduced professional fees.
Research and development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended March 31, 2008, such expenses increased $0.7 million, or 6%, to $12.1 million, from $11.4 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 7.7% for the three months ended March 31, 2008, compared to 9.0% for the comparable prior-year period. The increase in research and development expenses for the three-month period ended March 31, 2008, was primarily attributable to increased investment by our Security division, primarily to support new hold (checked) baggage screening products and increased spending in support of next generation products by our Healthcare division.
Impairment, restructuring, and other charges. Beginning in fiscal 2007, we initiated a series of restructuring activities, which were intended to align our global capacity and infrastructure with demand by our customers and thereby improve our operating efficiencies. During the third quarter ended March 31, 2008, we continued this initiative and realigned our operations to further increase our operating efficiency. As a result, we recorded $1.2 million in restructuring charges. These charges included $0.2 million in the Security division, $0.7 million charges in our Healthcare division and $0.2 million in our Optoelectronics and Manufacturing division, primarily relating to severance and costs associated with the closure of certain facilities.
During the quarter ended March 31, 2007, in connection with our company-wide review of global operations, we incurred $2.2 million in restructuring charges. These charges included $0.5 million of charges in the Security division, $1.3 million in our Healthcare division and $0.4 million in our Optoelectronics and Manufacturing division, primarily related to severance, lease, manufacturing relocation costs and costs associated with the closure of certain facilities.
Other Income and Expense

	Q3	% of Net	Q3	% of Net		%
(in millions)	2007	Sales	2008	Sales	$ Change	Change
Interest expense, net	$1.2	1.0%	$1.1	0.8%	(0.1)	(8)%
Other (income) / expense	(15.8)	(12.4)%	—	—	15.8	NM

Total other income and expense	$(14.6)	(11.5)%	$1.1	0.7%	$15.7	NM

Interest expense, net. For the three months ended March 31, 2008, we incurred net interest expense of $1.1 million, which was slightly lower than the comparable prior-year period. Despite increased borrowing related to working capital requirements and the repurchase of Spacelabs Healthcare stock, our net interest expense decreased from the comparable prior-year period due to more favorable terms in our new credit facility and lower, market-driven interest rates.
Other (income) / expense. During the three months ended March 31, 2008, there were no other income or expense charges. During the three months ended March 31, 2007, other income included the receipt of a $15.0 million payment from the General Electric Corporation in settlement of a dispute regarding an adjustment of the purchase price associated with our acquisition of Spacelabs Medical in March 2004, and the receipt of an $0.8 million payment resolving a dispute with a competitor of our Optoelectronics and Manufacturing division.
Income taxes. For the three months ended March 31, 2008, our income tax benefit was $2.6 million compared to an income tax expense of $3.7 million for the comparable prior-year period. Included within the current year’s tax benefit is a net tax benefit of $4.0 million as a result of discrete items impacting the tax provision, the largest of which was a $4.3 million tax benefit associated with the repurchase of the minority interest of Spacelabs Healthcare (see Note 9 of the condensed consolidated financial statements). The effective income tax rate for the current year was (60.1%). However, excluding the impact of these discrete benefits, the effective tax rate for the current year was 31.7%, compared to 42.6% in the prior-year. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.
Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2008.
Net Revenues
The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 10 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q3	% of	YTD Q3	% of
(in millions)	2007	Net Sales	2008	Net Sales	$ Change	% Change
Security division	$130.5	35%	$164.1	36%	$33.6	26%
Healthcare division	164.6	43%	188.0	42%	23.4	14%
Optoelectronics and Manufacturing division	111.1	29%	134.5	30%	23.4	21%
Intersegment revenues	(26.7)	(7)%	(34.7)	(8)%	(8.0)	30%

Total revenues	$379.5		$451.9		$72.4	19%

The increase in revenues for our Security division was primarily attributable to a $33.2 million, or 107%, increase in sales of cargo and vehicle inspection systems, reflecting increased demand to secure ports, border crossings and other areas.
The increase in revenues for our Healthcare division was primarily attributable to: (i) increased patient monitoring equipment sales of $17.4 million, primarily in North America, (ii) increased anesthesia equipment sales of approximately $2.8 million, (iii) increased ambulatory blood pressure monitoring equipment sales of $2.4 million, and (iv) increased service revenue of $2.6 million. These increases were partially offset by a reduction in clinical trial services revenue of $1.3 million.
The increase in revenues for our Optoelectronics and Manufacturing division was primarily attributable to an increase in contract manufacturing sales of $28.8 million, partially offset by decreases in commercial optoelectronics sales and weapons simulation sales of $3.2 million and $2.1 million, respectively. The increase in contract manufacturing revenues is primarily due to shipments under a significant defense-industry related contract that are expected to continue through the end of fiscal 2008 and into fiscal 2009. In addition, for the nine months ended March 31, 2008, the Optoelectronics and Manufacturing division recorded intersegment sales of $34.7 million, compared to $26.7 million in the comparable prior-year period. This increase followed from the identification of additional opportunities for intersegment sales to the Security and Healthcare divisions. Such sales are eliminated in consolidation.
Gross Profit

	YTD Q3	% of Net	YTD Q3	% of Net
(in millions)	2007	Sales	2008	Sales	$ Change	% Change
Gross profit	$121.7	32.1%	$159.5	35.3%	$37.8	31.1%
The increase in gross profit is the result of both the 19% increase in total revenues as well as the recording in the prior year of a $10.3 million inventory impairment charge that reduced gross profit in the first half of fiscal 2007. The gross profit margin increased to 35.3%, from 32.1% over the comparable prior-year period. During the prior period, inventory charges had the effect of reducing our gross margin by 2.7%. Excluding the impact of the aforementioned inventory charges, our gross margin in the nine months ended March 31, 2008, increased by 0.5% versus the comparable prior year period. Although we experienced gross margin improvement in our Healthcare division, the change in the product mix in both our Security and Optoelectronics and Manufacturing divisions reduced the impact of this increase. The factors that generally increased gross margins included: (i) growth in the revenues of our Healthcare division, primarily in patient monitoring systems, which generally carry higher gross margins than many of our other products; (ii) cost savings in our Healthcare division from the restructuring activities initiated in fiscal 2007; (iii) cost savings realized in our Healthcare division as a result of reduced manufacturing costs in our Optoelectronics and Manufacturing division passed along to the Healthcare division; and (iv) gross margin improvement in cargo and vehicle inspection products in our Security division associated with manufacturing efficiencies. Factors that partially offset such increases in our consolidated gross margins included: (i) increased contract manufacturing revenues, which tend to carry lower gross margins than our other businesses; and (ii) increased sales in our Security division products which generally carry a lower gross margin than our consolidated margins.
Operating Expenses

	YTD Q3	% of Net	YTD Q3	% of Net		%
(in millions)	2007	Sales	2008	Sales	$ Change	Change
Selling, general and administrative	$111.2	29.3%	$112.9	25.0%	$1.7	2%
Research and development	33.4	8.8%	33.5	7.4%	0.1	0%
Impairment, restructuring, and other charges	23.8	6.3%	3.4	0.7%	(20.4)	(86)%

Total operating expenses	$168.4	44.4%	$149.8	33.1%	$(18.6)	(11)%

Selling, general and administrative expenses. As a percentage of revenues, SG&A expenses for the nine months ended March 31, 2008, decreased to 25.0%, from 29.3% for the comparable prior-year period. This significant decrease is due to the successful leveraging of our sales and administrative infrastructure and the aforementioned cost cutting that was initiated in the second half of fiscal 2007.
For the nine months ended March 31, 2008, SG&A expenses increased by $1.7 million, or 2%, to $112.9 million, from $111.2 million for the comparable prior-year period. The increase in SG&A expenses in the nine months ended March 31, 2008 over the comparable prior-year period was primarily attributable to increased spending to directly support revenue growth, such as variable compensation to sales personnel.
Research and development. Research and development expenses include research related to new product development and product enhancement expenditures. For the nine months ended March 31, 2008, such expenses increased $0.1 million, or less than 1%, to $33.5 million, from $33.4 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 7.4% for the nine months ended March 31, 2008, compared to 8.8% for the comparable prior-year period.
Impairment, restructuring, and other charges. In fiscal 2007, we initiated a series of restructuring activities that were intended to align our global capacity and infrastructure with demand by our customers and thereby improve our operating efficiencies. During the nine months ended March 31, 2008, we continued this initiative to further increase our operating efficiency. As a result, we recorded total restructuring charges of $3.4 million. These charges included $2.1 million in the Security division, $0.9 million charges in our Healthcare division and $0.3 million in our Optoelectronics and Manufacturing division, primarily relating to severance, manufacturing relocation costs and costs associated with the closure of certain facilities.
During the nine months ended March 31, 2007, as part of a global review of our operations, we assessed the value of certain technologies and product lines. As a result of this assessment, we recorded impairment charges to both operating expenses and to cost of goods sold in our condensed consolidated financial statements. With respect to operating expenses, charges consist of $21.5 million for asset impairment of certain identifiable intangible and fixed assets. Of the $21.5 million of impairment charges of intangible and fixed assets, $21.3 million was recorded within our Security division and $0.2 million was recorded within our Optoelectronics and Manufacturing division. In cost of goods sold, we recorded $10.3 of inventory charges, primarily related to finished goods inventory. Of the $10.3 million of inventory charges, $9.9 million was recorded within our Security division and $0.4 million was recorded within our Optoelectronics and Manufacturing division.
During the third quarter ended March 31, 2007, in connection with our company-wide review of global operations, we also incurred $2.2 million in restructuring charges. These charges related to the recording of $0.5 million of charges in the Security division, $1.3 million in our Healthcare division and $0.4 million in our Optoelectronics and Manufacturing division, primarily related to severance, lease, manufacturing relocation costs and costs associated with the closure of certain facilities. In total, during the nine months ended March 31, 2007, we recorded impairment, restructuring and other charges of $23.8 million in operating expenses and $10.3 million in cost of goods sold.

Other Income and Expense

	YTD Q3	% of Net	YTD Q3	% of Net		%
(in millions)	2007	Sales	2008	Sales	$ Change	Change
Interest expense, net	$3.2	0.8%	$3.4	0.7%	$0.2	6%
Other (income) / expense	(15.8)	(4.1)%	—	—	15.8	NM

Total other income and expense	$(12.6)	(3.3)%	$3.4	0.7%	$16.0	NM

Interest expense, net. For the nine months ended March 31, 2008, we incurred net interest expense of $3.4 million, compared to $3.2 million for the comparable prior-year period. The increase in interest expense was primarily attributable to additional debt incurred to finance investments in inventory and the repurchase of the Spacelabs Healthcare stock in the current year. The impact of this increased borrowing was partially offset by more favorable terms in our new credit facility and lower, market-driven interest rates.
Income taxes. For the nine months ended March 31, 2008, our income tax benefit was $2.0 million, compared to a benefit of $11.6 million for the comparable prior-year period. Included within the current year’s tax benefit is a net tax benefit of $4.0 million as a result of discrete items impacting the tax provision, the largest of which was a $4.3 million tax benefit associated with the repurchase of the minority interest of Spacelabs Healthcare (see Note 9 to the condensed consolidated financial statements). The effective income tax rate for the current year was (31.5%). However, excluding the impact of these discrete benefits, the effective tax rate for the current year was 32.8%, compared to 34.0% in the prior-year. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $14.9 million at March 31, 2008, a decrease of $1.1 million from $16.0 million at June 30, 2007. The changes in our working capital and cash and cash equivalent balances during the nine months ended are described below.

(in millions)	June 30, 2007	March 31, 2008	$ Change	% Change
Working capital	$158.7	$182.4	$23.7	15%
Cash and cash equivalents	16.0	14.9	(1.1)	(7)%
Working Capital. The increase in working capital is primarily due to increases in inventory of $29.2 million and prepaid and other current assets of $4.0 million and a decrease in advances from customers of $11.5 million. These increases in working capital were partially offset by an increase in bank lines of credit of $6.8 million and in accounts payable of $13.3 million. The increase in accounts payable primarily relates to the increased inventory level.

	YTD Q3	YTD Q3
(in millions)	2007	2008	% Change
Cash used in operating activities	$(8.2)	$(9.9)	(21)%
Cash used in investing activities	(20.6)	(24.2)	(17)%
Cash provided by financing activities	34.6	32.5	(6)%
Cash Used in Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income (loss), tax timing differences, and other items can significantly impact cash flows. Net cash used in operations for the nine months ended March 31, 2008 was $9.9 million, an increase of $1.7 million from the $8.2 million used in the comparable prior-year period. There were several competing factors that contributed to this overall increase in the cash utilized by our operations. Net income, after giving consideration to non-cash operating items including depreciation and amortization, stock-based compensation, deferred taxes, impairment charges, and provision for losses on accounts receivable, among others, generated $20.1 million of cash during the nine months ended March 31, 2008 compared to utilizing $9.8 million of cash during the same period of the prior year. This $29.9 million improvement, however, was entirely offset by the significant investments we made in inventory totaling $31.4 million for two principle business purposes: (i) to meet the demands of a large defense-related contract within our Optoelectronic and Manufacturing division expected to ship throughout the fourth quarter of fiscal 2008 and into fiscal 2009 and (ii) to meet the demands of the growing Security division sales. Part of this inventory investment was offset with a corresponding increase in accounts payable of $12.5 million. An additional use of cash in operations was $16.0 million of customer advances that we recognized as revenue during the nine months ended March 31, 2008. These uses of cash were partially offset by improved working capital management year-over-year, amounting to a net positive change in operating assets and liabilities of $3.4 million.
Cash Used in Investing Activities. Net cash used in investing activities was $24.2 million for the nine months ended March 31, 2008, compared to $20.6 million for the nine months ended March 31, 2007. During the current year period, we used $7.9 million of cash for capital expenditures, while we used $10.8 million for capital expenditures during the comparable prior-year period. During the current year period, we used $15.1 million of cash to buy back Spacelabs Healthcare stock. During the nine months ended March 31, 2007, we used approximately $24.2 million of cash to acquire Del Mar Reynolds, net of certain adjustments. This prior period usage of cash was partially offset by a $15 million payment that we received from the General Electric Corporation in settlement of a dispute regarding an adjustment of the purchase price associated with our acquisition of Spacelabs Medical in March 2004.
Cash Provided by Financing Activities. Net cash provided by financing activities was $32.5 million for the nine months ended March 31, 2008, compared to $34.6 million for the nine months ended March 31, 2007. In the current year period, we received $44.8 million when we entered into a new credit agreement, which was partially offset by the simultaneous repayment of two preexisting credit facilities totaling $38.6 million. In addition, we received $6.9 million under our lines of credit to support the buyback of Spacelabs Healthcare stock and to support working capital requirements and $5.4 million in proceeds received from employees purchasing shares through our employee stock purchase plan and exercising stock options granted under our equity participation plan. In the comparable prior-year period, net cash provided by financing activities of $34.6 million primarily consisted of proceeds of $25.4 million from a term loan to fund the acquisition of Del Mar Reynolds and $5.5 million drawn from our revolving lines of credit and used to fund operations. In addition, we received $5.4 million through proceeds received from employees purchasing shares through our employee stock purchase plan and exercising stock options granted under our equity participation plan.
Borrowings
In July, 2007, we entered into a credit agreement with certain lenders allowing for an $89.5 million credit facility. The new credit agreement replaced pre-existing agreements, which were repaid and terminated simultaneously with the close of the new agreement. The new credit agreement consists of a $44.75 million five-year revolving credit facility, including a $35 million sub-limit for letters-of-credit, and a $44.75 million five-year term loan. Borrowings under this facility bear interest at either (a) the London Interbank Offered Rate plus between 2.00% and 2.50% or (b) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on our consolidated leverage ratio. As of March 31, 2008, the effective weighted average interest rate under the credit agreement was 6.1% per annum. Our borrowings under the credit agreement are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and are secured by substantially all of our assets and by the assets of our subsidiaries. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of March 31, 2008, $43.1 million was outstanding under the term loan, $19.5 million was outstanding under the revolving credit facility, and $4.0 million was outstanding under the letter-of-credit facility.
Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of March 31, 2008, the total amount available under these various credit facilities was $35.0 million with a total cash borrowing sub-limit of $8.7 million, of which $4.1 million was outstanding at March 31, 2008. The weighted average interest rate of these facilities was 7.3% per annum at March 31, 2008.
In December 2004, we entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in England. The loan is payable over a 20-year period, with quarterly installments of £34,500 (approximately $69,000 as of March 31, 2008). The loan bears interest at LIBOR plus 1.2%, payable on a quarterly basis. As of March 31, 2008, $4.6 million remained outstanding under this loan at an interest rate of 7.2% per annum.
Our long-term debt consisted of the following:

	June 30,	March 31,
(in thousands)	2007	2008
Five-year term loan due in fiscal 2012	$21,782	$—
Five-year term loan due in fiscal 2013	—	43,072
Twenty-year term loan due in fiscal 2025	4,846	4,597
Capital leases	3,334	2,548

	June 30,	March 31,
(in thousands)	2007	2008
Other	1,491	1,770

	31,453	51,987
Less current portion of long-term debt	5,744	5,562

Long-term portion of debt	$25,709	$46,425

We anticipate that existing cash borrowing arrangements and future access to capital markets should be sufficient to meet our cash requirements for the foreseeable future. However, our future capital requirements and the adequacy of available funds will depend on many factors, including future business acquisitions, litigation, stock repurchases and levels of research and development spending.
Stock Repurchase Program
Our Board of Directors has authorized a stock repurchase program under which we can repurchase up to 3,000,000 shares of our common stock. During the nine months ended March 31, 2008, we did not repurchase any shares under this program and 1,330,973 shares were available for additional repurchase under the program as of March 31, 2008. We typically retire the treasury shares as they are repurchased and record them as a reduction in the number of shares of common stock issued and outstanding in our condensed consolidated financial statements.
Dividend Policy
We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.
Contractual Obligations
Under the terms and conditions of the purchase agreements associated with the following acquisitions, we may be obligated to make additional payments:
In August 2002, we purchased a minority equity interest in CXR Limited. In June 2004, we increased our equity interest to approximately 75% and in December 2004, we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, we agreed to make certain royalty payments through December 2022 based on sales of its products. As of March 31, 2008, no royalty payments have been earned.
In January 2004, we acquired Advanced Research & Applications Corp. During the seven years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of March 31, 2008, no contingent consideration has been earned.
In July 2005, we completed another acquisition that was not material to our overall condensed consolidated financial statements. During the seven years following the acquisition, contingent consideration is payable based on its profits before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of March 31, 2008, no contingent consideration has been earned.
In July 2006, we completed another acquisition that was not material to our overall condensed consolidated financial statements. During the two years following the acquisition, contingent compensation is payable based upon profitability. Total contingent consideration is capped at $0.6 million. As of March 31, 2008, $0.3 million of contingent consideration has been earned.
Off Balance Sheet Arrangements
As of March 31, 2008, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For the nine months ended March 31, 2008, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
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
Foreign Currency
We maintain the accounts of our operations in each of the following countries in the following currencies: Singapore (Singapore dollars), Malaysia (Malaysian ringgits), United Kingdom (U.K. pounds sterling), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese yuan), Canada (Canadian dollars) and Cyprus (Cypriot pounds). We maintain the accounts of our operations in each of the following countries in euros: Finland, France, Germany, Greece and Italy. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate in effect on the balance sheet date. Revenues, costs and expenses are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, and exclude those resulting from translation of financial statements from income and accumulate them as a component of shareholders’ equity. Since we translate foreign currencies into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial statements has generally not been material. A hypothetical 10% change in the relevant currency rates at March 31, 2008 would not have a material impact on our financial position or results of operations.
Use of Derivatives
In the past, our use of derivatives consisted primarily of foreign exchange contracts and interest rate swaps. There were no foreign exchange contracts or interest rate swaps outstanding as of March 31, 2008.
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
Inflation
We do not believe that inflation had a material impact on our results of operations during the three and nine months ended March 31, 2008.
Interest Rate Risk
We classify all highly liquid investments with maturity of three months or less as cash equivalents and record them in the balance sheet at fair value. Short-term investments comprise high-quality marketable securities.
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008.
(b)	Changes in Internal Control over Financial Reporting

We recently implemented Hyperion Financial Manager (HFM) software to enhance our worldwide consolidation of financial information. This software implementation is part of an ongoing effort to improve the overall efficiency and effectiveness of our financial reporting process. In connection with this implementation, we modified the design, operation and documentation of our internal control processes impacted by the new software.

There were no other changes in our internal control over financial reporting during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 1st day of May 2008.

OSI SYSTEMS, INC.
By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer