Form 10-K
period 2008-06-30
OSI SYSTEMS INC
filed 2008-08-28
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold on December 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $361,648,307.

The number of shares outstanding of the registrant’s Common Stock as of August 25, 2008 was 17,829,344.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders (to be filed subsequently) are incorporated by reference into Part III.

PART I

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable, but those expectations may not prove to be correct. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, those described in Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this report and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS

General

OSI Systems, Inc., together with its subsidiaries, is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products in diversified markets, including homeland security, healthcare, defense and aerospace. Our company was incorporated in 1987 in California. Our principal office is located at 12525 Chadron Avenue, Hawthorne, California 90250.

We have three operating divisions: (a) Security, providing security and inspection systems; (b) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for the Security and Healthcare divisions, as well as for applications in the defense and aerospace markets, among others.

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

Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We sell our optoelectronic devices under the “OSI Optoelectronics” trade name and perform our value-added manufacturing services under the “OSI Electronics” trade name. We provide our optoelectronic devices and value-added manufacturing services to original equipment manufacturers, as well as to our own Security and Healthcare divisions. Our Optoelectronics and Manufacturing division also designs toll and traffic management systems under the “OSI LaserScan” trade name and systems for measuring bone density under the “Osteometer” trade name.

In fiscal 2008, revenues from the Security division amounted to $225.8 million, or approximately 36% of our revenues; revenues from the Healthcare division amounted to $256.7 million, or approximately 41% of our revenues; and third-party revenues from the Optoelectronics and Manufacturing division amounted to $140.6 million, or approximately 23% of revenues. Additional information concerning reporting segments is available in Note 15 to our Consolidated Financial Statements.

Industry Overview

We sell our security and inspection systems and patient monitoring, diagnostic cardiology and anesthesia systems primarily to end-users, while we design and manufacture our optoelectronic devices and value-added subsystems primarily for original equipment manufacturers.

Security.    A variety of technologies are currently used worldwide in security and inspection applications, including computed tomography, transmission and backscatter x-ray, metal detection, trace detection and x-ray, gamma-ray, passive millimeter wave, and neutron analysis. We believe that the market for security and inspection products will continue to be affected by the threat of terrorist incidents and by new government mandates and appropriations for security and inspection products in the United States and internationally.

The September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners led to nationwide shifts in transportation and facilities security policies. Shortly following these attacks, Congress passed the Aviation and Transportation Security Act and integrated many U.S. security-related agencies, including the Federal Aviation Administration, into the U.S. Department of Homeland Security. Under its directive from Congress, the U.S. Department of Homeland Security has since undertaken numerous initiatives to prevent terrorists from entering the country, hijacking airliners, and obtaining and trafficking in weapons of mass destruction and their components, to secure sensitive U.S. technologies and to identify and screen high-risk cargo containers before they are loaded onto vessels destined for the U.S., among others. These initiatives, known, for example, as the Strategic Border Initiative, the Customs-Trade Partnership Against Terrorism and the U.S. Customs and Border Protection Container Security Initiative, have resulted in an increased demand for security and inspection products both in the United States and other nations.

Government sponsored initiatives in the United States, such as the U.S. Customs and Border Protection Container Security Initiative and the Customs-Trade Partnership Against Terrorism, have also stimulated security programs in other areas of the world because the U.S initiatives call on other nations to bolster their port security strategies, including acquiring or improving their security and inspection equipment. The international market for non-intrusive inspection equipment, therefore, continues to expand as countries that ship goods directly to the United States are required to improve their security infrastructure.

The U.S. Congress recently passed legislation that mandated the inspection of international maritime cargo destined for the United States, domestic civil aviation cargo, and for radiological and nuclear threats in cargo entering the United States. Certain of our cargo and vehicle inspection systems are already being used internationally and by the U.S. government to comply with these mandates. In addition, following recommendations outlined in the “9/11 Commission Report,” issued by the National Commission on Terrorist Attacks Upon the United States, the U.S. Department of Homeland Security will require the screening of all cargo carried on passenger airlines by 2010.

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

In addition, the U.S. Department of Defense has also begun to invest more heavily in technologies and services that screen would-be attackers before they are able to harm U.S. and allied forces.

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

As a result of these and other changes, sales of our security and inspection products have grown as compared to pre-September 11, 2001 levels. Major projects recently installed or currently underway include system installations at airports, ports and border crossings, government and military facilities and other locations in the United States and throughout the world. These projects contain various inspection product offerings. We anticipate that there may be growing demand from governments and commercial enterprises for increasingly sophisticated screening solutions in the future.

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

We are a global manufacturer and distributor of patient monitoring and clinical networking solutions for use primarily in hospitals. We design, manufacture and market patient monitoring solutions for critical, emergency and perioperative care areas of the hospital, wired and wireless networks, ambulatory blood pressure monitors and clinical trials services, all aimed at providing caregivers with timely patient information. By making critical patient information more readily accessible both inside and outside the hospital, delays in decision-making can be reduced, length of stay can be shortened and treatment errors can be minimized.

We are a global manufacturer and distributor of anesthesia delivery systems, ventilators and vaporizers. We sell these products primarily to hospitals for use in operating rooms and anesthesia induction areas as well as in magnetic resonance imaging (MRI) facilities. In addition, as pharmaceutical companies develop new anesthesia agents for the worldwide market, or as generic alternatives to patented anesthesia formulas become available, we work closely with them to support their new product introductions. As a result, we also sell systems and components, such as anesthesia vaporizers and ventilators, directly to pharmaceutical companies and other manufacturers of anesthesia delivery systems.

In July 2006, we acquired Del Mar Reynolds, a global manufacturer and distributor of cardiac monitoring systems, including Holter recorders, ECG, stress systems and related software and services to hospitals. The acquired operations also included a core laboratory business that provides clinical trial services to pharmaceutical companies and to clinical research organizations. These operations have since been integrated into the Healthcare division’s diagnostic cardiology and clinical trial services businesses.

In October 2005, Spacelabs Healthcare, Inc., a subsidiary comprising the business operations of our Healthcare division, completed an initial public offering of approximately 20% of its total issued and outstanding common stock. The Spacelabs Healthcare shares traded under the ticker symbol “SLAB” on the AIM (formerly known as the Alternative Investment Market), a stock market administered by the London Stock Exchange. In the second quarter of fiscal 2007, we began repurchasing publicly-traded shares of Spacelabs Healthcare, increasing our ownership to 84% as of June 30, 2007. By December 31, 2007, we increased our ownership in Spacelabs Healthcare to 100% by repurchasing all remaining shares of Spacelabs Healthcare. Effective January 24, 2008, we cancelled Spacelabs Healthcare’s AIM listing.

Optoelectronics and Manufacturing.    Our optoelectronic devices are used in a wide variety of applications such as satellites, laser guidance systems, range finders, computer peripherals and other applications that require the conversion of optical signals into electronic signals. Because optoelectronic devices and value-added subsystems can be used in a wide variety of measurement control and monitoring applications, they are also used in a broad array of industrial applications and are key components in the telecommunications and fiber optics industries. Historically, we have offered value-added manufacturing services to purchasers of our optoelectronic devices, including to our Security and Healthcare divisions. More recently, however, we have begun to expand such services by providing complete turn-key and box-build manufacturing services, in which we design, acquire materials, produce, test and supply electronic systems and components to purchasers of optoelectronic devices and to others.

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

We have also penetrated several related markets that depend on our optoelectronic technologies and electronics manufacturing capabilities. For example, we sell a series of high-speed photodetectors for use in fiber optic systems such as Gigabit Ethernet, Fiber Channel and other telecommunication and data communication applications. Through system engineering and product development, we also develop, manufacture and sell laser-based remote sensing devices that are used to detect and classify vehicles in toll and traffic management systems and dual energy absorptiometry peripheral bone densitometers that are used to measure bone density in individuals that may be at risk for developing osteoporosis.

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

Capitalizing on the Growing Market for Security and Inspection Systems.    Heightened attentiveness to terrorist and other security threats may continue to drive growth in the market for security and inspection systems, not only in transportation security, but in facilities and event security. In addition, the trend toward increased international transportation of goods may result in growth in the market for cargo inspection systems that are capable of screening shipping containers for contraband and assisting customs officials in the verification of shipping manifests. Package screening by freight forwarders also represents a potential growing sector, as new regulations in Europe require such screening and awareness of the need for such screening grows in the U.S. We intend to continue to expand our sales and marketing efforts both domestically and internationally, and to capitalize on opportunities to replace, service and upgrade existing security installations. We also intend to continue to develop new security and inspection technologies, such as our real time tomography products, and may enhance and expand our current product offerings through selective acquisitions to better address new applications and security industry demands.

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

Products and Technology

We design, develop, manufacture and sell products ranging from security and inspection systems to patient monitoring, diagnostic cardiology and anesthesia systems to discrete optoelectronic devices and value-added subsystems.

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

As a result of the terrorist attacks of September 11, 2001, and subsequent attacks in other locations worldwide, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railway stations, seaports, cruise line terminals, government and military installations and nuclear facilities. As a result of the additional markets, we have successfully diversified our sales channels for security and inspection products.

Many of our security and inspection systems include dual- or multi-energy x-ray technology with computer software enhanced imaging technology to facilitate the detection of materials such as explosives, weapons, narcotics, currency or other contraband. While all x-ray systems produce a two-dimensional image of the contents of the inspected object, the dual-energy x-ray systems also measure the x-ray absorption of the inspected object’s contents at two x-ray energies to determine the atomic number, mass and other characteristics of the object’s contents. The various organic and inorganic substances in the inspected object appear to operators of the inspection systems in various colors and this visual information can be used to identify and differentiate the inspected materials. Our baggage and parcel inspection, cargo and vehicle inspection and hold baggage screening inspection systems range in size from compact tabletop systems to large systems comprising entire buildings in which trucks, shipping containers or pallets are inspected.

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

Many of our cargo and vehicle inspection systems utilize ionizing radiation, such as high-energy x-ray or gamma-ray beams, in conjunction with digital imaging equipment, to non-intrusively inspect objects and present images to an inspector, showing shapes, sizes, locations and relative densities of the contents. Many of these systems, such as the Rapiscan Eagle line of products, which was designed and developed under contract with U.S. Customs and Border Protection and the U.S. Department of Defense, have been built to meet specific customer inspection requirements.

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

Our Security division is the only competitor in the market offering x-ray, gamma-ray and neutron-based material specific technologies. As a result, we believe that we offer the broadest technology platform in the cargo and vehicle inspection systems industry. This broad platform also permits us to offer customers hybrid solutions utilizing two or more of the technologies together, thereby optimizing flexibility, performance and cost to meet the customer’s unique application requirements. Cargo and vehicle inspection systems recently installed or currently underway include system installations in the United States, Europe, Western Asia, North Africa and the Middle East, among others.

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

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	TECHNOLOGY	MARKET SEGMENT
Baggage and Parcel Inspection	Rapiscan 500/600 series x-ray systems	Single and dual-energy x-ray	Checkpoint inspection at airports, prisons, border crossings and government buildings; postal facilities for mail screening
Cargo and Vehicle Inspection	Rapiscan Eagle Rapiscan VEDS Rapiscan GaRDS	High energy x-ray Thermal neutron analysis Gamma ray	Cargo and vehicle inspection at airports, border crossings and sea ports
Hold Baggage Screening	Rapiscan MVXR 5000 Rapiscan XRD 1000	Multi-view, dual energy x-ray Dual energy x-ray diffraction	Baggage inspection at airports

People Screening	Metor series metal detectors Rapiscan Secure 1000	Electromagnetic induction Backscatter x-ray	Checkpoint inspection at airports, border crossings, stadiums, prisons and government facilities

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

For electrocardiograph monitoring or multiparameter monitoring of ambulatory patients, we offer a digital telemetry system. The system operates in government-protected bands (608 and 614 MHz and 1.4GHz), not used for private land mobile radio, business radio services or broadcast analog and digital television. The Spacelabs “Ultraview” Digital Telemetry solution comprises a lightweight and compact transmitter that enables monitoring of heart rate, ST segment, arrhythmia and continuous SpO2 (pulse oximetry) monitoring. The multiparameter transmitter also integrates with the Spacelabs “Ultralite” ambulatory blood pressure monitor for the transmission of non-invasive blood pressure values to a central station or a multi-disclosure and information system.

In March 2008, we launched a neonatal monitoring suite, a portfolio of neonatal monitors with specialized designs and colors for the unique needs of the neonatal environment. In May 2008, we introduced the Intesys Clinical Suite G2, an integrated application suite that makes patient data from any networked monitor accessible to any networked computer. It creates a consolidated patient record featuring a series of integrated and synchronized views that permit the clinician to select and focus upon precisely the information needed to understand a critical event. This past year, we also launched the Varitrend 4, which includes significant enhancements, to our Varitrend 3 oxycardiorespirogram display that supports automatic trending and documentation of critical physiological events, such as apnea and bradycardia.

Most recently, in August 2008, we introduced the élance Vital Signs Monitoring product line, an ultra-slim, ultra-lightweight wide-screen monitor. It offers electrocardiograph, respiration, SpO2 (pulse oximetry), non-invasive and invasive blood pressure and temperature monitoring, and end-tidal CO2 (carbon dioxide) monitoring along with an easy-to-use touchscreen interface. The élance is primarily marketed for use in low- to mid-acuity care environments where simplicity and portability are important.

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

In July 2006, our Healthcare division completed the acquisition of the Del Mar Reynolds cardiology division of Ferraris Group PLC, in significant part to augment the division’s diagnostic cardiology product offerings. Del Mar Reynolds has been developing cardiac monitoring systems, including Holter systems and recorders, for over 40 years. Its “Pathfinder” and “Impresario” lines of Holter analyzers offer users interactive control with advanced diagnostic parameters. Its “Lifecard” and “Aria” recorders are worn by patients for up to seven days in order to capture heart arrhythmias that may occur in a patient only a few times per week. Patients that may be experiencing even less frequent heart arrhythmias wear its “CardioCall” product, which stays with the patient over several weeks and transmits its findings over the phone to a receiving station in the hospital. In addition to these products, we now offer other diagnostic cardiology products such as the “CD12” electrocardiogram series and “CH2000” stress test systems.

Our anesthesia delivery and ventilation group designs and manufactures anesthesia delivery systems, anesthesia vaporizers and ventilators. Our “Focus,” “Genius” and recently-launched “BleaseSirius” anesthesia delivery systems provide flexible anesthesia solutions for most operating room environments, anesthesia induction areas, day surgery units, magnetic resonance imaging facilities and other areas where the administration of anesthesia is required. Our “Datum” anesthesia vaporizers and line of anesthesia ventilators are also designed to be compatible with the anesthesia delivery systems of several other manufacturers. At the forefront in anesthesia ventilation, this group recognized the needs of clinicians and the clinical benefits of allowing patients to breathe without the assistance of a ventilator (i.e., on their own) as much as possible while undergoing anesthesia. As a result, in 1999, this group became the first to offer ventilators that allowed patients to breathe spontaneously while under anesthesia with the respiratory support of the ventilator used only when necessary to overcome the effects of general anesthesia. In addition, by incorporating spirometry loops into its ventilators, which produce graphical displays reflecting the adequacy and state of a patient’s ventilation, the group was able to provide clinicians with the ability to carefully monitor patients and ensure the efficacy of the mode of ventilation provided.

In fiscal 2007, we added seven new ventilators to our existing product line, each of which enables clinicians to enhance control over the delivery of ventilation and more finely tune their requirements to a surgical procedure and the individual characteristics of a patient by actively controlling flow into and out of the ventilation drive system, throughout the entire respiratory cycle. In addition, each of these new ventilators works in conjunction with a large 8.4 inch touchscreen display. This screen, in conjunction with our proprietary “Touch and Trak” user interface, is easy to use, allowing clinicians to focus greater attention on other aspects of patient care. In fiscal 2007, we launched the BleaseSirius anesthesia delivery systems along with these new ventilators in the United States.

The following table sets forth a description of the more significant healthcare products that we currently offer:

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	MARKET SEGMENT
Patient Monitoring and Connectivity	Ultraview / Ultraview SL Intesys Clinical Suite G2 mCare 300 élance MOM (Maternal Obstetrical Monitors)	All hospital care areas; outpatient surgery centers; and physician offices
Diagnostic Cardiology	Ambulatory blood pressure monitors Impresario Pathfinder CardioCall Lifecard Stress Testing Systems Sentinel ECG Data Management	All hospital cardiology care areas and physician offices

Anesthesia Delivery and Ventilation	700 and 900 series ventilators BleaseSirius Datum Vaporizer Focus Genius	Ambulatory surgery centers and operating rooms

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

We have developed two-dimensional back-illuminated detector technology for security, healthcare and industrial CT applications. This technology overcomes the limitations of conventional detectors by providing finer detector pitch density. This is used in high-resolution multi-slice CT scanners and other applications requiring improved image resolution.

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

Markets, Customers and Applications

Security and Inspection Products.    Most security and inspection products were developed in response to civilian airline hijackings. Consequently, a significant portion of our security and inspection products have been and continue to be sold for use at airports. Recently, however, our security and inspection products have been used for security purposes at locations in addition to airports, such as courthouses, office buildings, mailrooms, schools, prisons, high-profile locations such as Buckingham Palace, the Kremlin and the Vatican and for high-profile events such as the Olympic Games. Furthermore, as terrorist attacks such as the March 2004 bombings of passenger trains at Atocha railway station in Madrid and the July 2005 bombings of the London underground and commuter bus systems occur, overall transportation and travel industry demands have increased, resulting in heightened attention for our security and inspection products. In addition, our security and inspection products are increasingly being used for non-security purposes, such as for cargo inspection to detect narcotics and contraband and to verify manifests, prevention of pilferage at semiconductor manufacturing facilities, quality assurance and the detection of gold and currency.

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

We have sold these products to organizations such as Eisenhower Medical Center in Rancho Mirage, California, Cape Fear Valley Health Systems in Fayetteville, North Carolina, Spartanburg Regional Medical Center in Spartanburg, South Carolina, Schüchtermannklinik in Germany, LKW Villach in Austria and Universitätsspital Zürich in Switzerland, among many other organizations, including Premier, Inc., a hospital and healthcare system alliance with approximately 1,500 affiliated hospitals and other healthcare sites.

Optoelectronic Devices and Electronics Manufacturing Services.    Our optoelectronic devices and value-added subsystems are used in a broad range of products by a variety of customers. For example, they are utilized by customers in the following market segments: aerospace and avionics; analytical and medical imaging; fiber optics and telecommunications; gaming; homeland security; healthcare; military and weapons simulation; office automation; and toll and traffic management. Major customers in these segments include: Honeywell, Raytheon, JDS Uniphase, ITT Corp., Bally Technologies, Gilardoni, Heidenhain, Smiths Medical, Somanetics, Lockheed Martin, Xerox and Florida Department of Transportation, among others.

Marketing, Sales and Service

We market and sell our security and inspection products worldwide through a direct sales and marketing staff of approximately 71 employees located in North America, Europe, Asia and Australia, in addition to an expansive global network of independent and specialized sales representatives. This sales staff is supported by a service organization located primarily in North America, Europe and Asia, as well as a global network of independent distributors. We also support these sales and customer relations efforts by providing operator training, computerized training and testing equipment, in-country service support, software upgrades and service training for customer technicians.

We market and sell our patient monitoring, diagnostic cardiology and anesthesia systems worldwide through a direct sales and marketing staff of approximately 276 sales personnel and 245 service personnel located in North America, Europe and Asia, in addition to a global network of independent distributors. We also support these sales and customer service efforts by providing operator in-service training, software updates and upgrades and service training for customer biomedical staff and distributors.

We market and sell our optoelectronic devices and value-added manufacturing services, through both a direct sales and marketing staff of approximately 33 employees located in North America, Europe and Asia, and indirectly through a global network of independent sales representatives and distributors. We also maintain a worldwide network of independent sales representatives and distributors. Our sales staff is supported by an applications engineering group whose members are available to provide technical support, which includes designing applications, providing custom tooling and process integration and developing products that meet customer defined specifications.

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

Our patient monitoring, diagnostic cardiology and anesthesia systems are primarily designed at our facilities in the United States and internationally in China, India and the United Kingdom. Such systems include mechanical, electrical, digital electronic and software subsystems, all of which are designed by us. We are also currently involved, both in the United States and internationally, in several research projects aimed at improving our medical systems and at expanding our current product line.

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

In addition to close collaboration with our customers in the design and development of our current products, we maintain an active program for the development and introduction of new products, enhancements and improvements to our existing products, including the implementation of new applications of our technology. We seek to further enhance our research and development program and consider such program to be an important element of our business and operations. As of June 30, 2008, we engaged approximately 366 full-time engineers, technicians and support staff. Our research and development expenses were $35.9 million in fiscal 2006, $44.4 million in fiscal 2007 and $45.3 million in fiscal 2008. We intend to continue to invest in our research and development efforts in the future.

Manufacturing and Materials

We currently manufacture our security and inspection systems domestically in California, Mississippi and North Carolina, and internationally in Finland, Malaysia and the United Kingdom. We currently manufacture our patient monitoring, diagnostic cardiology and anesthesia systems domestically in Washington, and internationally in China and the United Kingdom. We currently manufacture our optoelectronic devices and value-added subsystems domestically in California, Massachusetts and Mississippi, and internationally in India, Indonesia, Malaysia, Singapore and Norway. Most of our high volume, labor intensive manufacturing and assembly is performed at our facilities in Indonesia and Malaysia. Since most of our customers are located in the United States, Europe and Asia, our ability to assemble products in these markets and provide follow-on service from offices located in these regions is an important component of our global strategy.

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

The principal raw materials and subcomponents used in producing our security and inspection systems consist primarily of x-ray generators, linear accelerators, radioactive isotopes, neutron generators, detectors, data acquisition and computer systems, and conveyance systems. A large portion of the optoelectronic devices, subsystems and circuit card assemblies used in our inspection and detection systems are manufactured in-house. The metal enclosures used in our baggage and parcel inspection systems are also manufactured in-house, while the x-ray generators, linear accelerators, radioactive isotopes, neutron generators and conveyance systems used in our cargo and vehicle inspection systems are purchased from unaffiliated third party providers.

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

For cost, quality control and efficiency reasons, at times we purchase raw materials and subcomponents only from single vendors with whom we have ongoing relationships. We do, however, qualify second sources for most of our raw materials and critical components, or have identified alternate sources of supply. We purchase the materials pursuant to purchase orders placed from time to time in the ordinary course of business. Although to date none of our divisions has experienced any significant shortages or material delays in obtaining any of its raw materials or subcomponents, it is possible that they may face such shortages or delays in one or more materials in the future.

Patents, Trademarks, Tradenames and Licenses

Trademarks and Tradenames.    We have used, registered and applied to register certain trademarks and service marks to distinguish our products, technologies and services from those of our competitors in the United States and in foreign countries. We enforce our trademark, service mark and trade name rights in the United States and abroad.

Patents.    We hold a number of U.S. and foreign patents relating to various aspects of our security and inspection products, patient monitoring, diagnostic cardiology and anesthesia systems and optoelectronic devices and subsystems. Our current patents will expire at various times between 2008 and 2026. However, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

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

Regulation of Medical Products

The patient monitoring, diagnostic cardiology and anesthesia systems we manufacture and market are subject to regulation by numerous government agencies, principally the U.S. Food and Drug Administration (FDA) and by certain state and foreign authorities. They are also subject to various U.S. and foreign electrical safety standards.

The FDA has broad regulatory powers with respect to pre-clinical and clinical testing of new medical products and the designing, manufacturing, marketing and advertising of medical products. It requires that all medical devices introduced into the market be preceded either by a pre-market notification clearance order under section 510(k) of the Food, Drug and Cosmetic Act, or an approved pre-market approval application. A 510(k) pre-market notification clearance order indicates that the FDA agrees with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to another legally marketed medical device. The clearance of a pre-market approval application, on the other hand, indicates that the FDA has determined that the device has been proven, through the submission of clinical trial data and manufacturing quality assurance information, to be safe and effective for its labeled indications. The process of obtaining 510(k) clearance typically takes between three and six months, but can take substantially longer. The pre-market approval application review process, on the other hand, can last more than a year. To date, all of the patient monitoring, diagnostic cardiology and anesthesia systems we manufacture and sell in the United States have required only 510(k) pre-market notification clearance.

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

We are also subject to regulation in the foreign countries in which we manufacture and market our patient monitoring, diagnostic cardiology and anesthesia systems. For example, the commercialization of medical devices in the European Union is regulated under a system that presently requires all medical devices sold in the European Union to bear the CE mark—an international symbol of adherence to quality assurance standards. Our manufacturing facilities in Hawthorne, California; Issaquah, Washington; Suzhou in China; and in Chesham and Hertford in the United Kingdom are all certified to the International Organization for Standardization’s ISO 13485 standard for medical device companies. They are also certified to the requirements of the European Medical Device Directive 93/42 EEC, which allows them to self-certify that newly manufactured products can bear the CE mark.

We believe we are in compliance with all applicable federal, state and foreign regulations regarding the manufacture and sale of our patient monitoring, diagnostic cardiology and anesthesia delivery systems except to an extent that would not have a material adverse effect on our business, financial condition or results of operations. Such regulations and their enforcement do, however, constantly change, and we cannot predict what effect, if any, such changes may have on our businesses in the future.

Environmental Regulations

We are subject to various federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling and disposal of certain hazardous substances and wastes used or generated in the manufacturing and assembly of our products. Under such laws, we may become liable for the costs of removal or remediation of certain hazardous substances that have been released on or in our facilities or that have been disposed of off-site as waste. Such laws may impose liability without regard to whether we knew of, or caused, the release of such hazardous substances. We have conducted Phase I environmental site assessments for each of our properties in the United States at which we manufacture products. The purpose of each such report is to identify, as of the date of such report, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, we have conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants. We believe that, except to an extent that would not have a material adverse effect on our business, financial condition or results of operations, we are currently in compliance with all environmental regulations in connection with our manufacturing operations, and that we have obtained all environmental permits necessary to conduct our business. The amount of hazardous substances and wastes produced and generated by us may increase in the future depending on changes in our operations. Any failure by us to comply with present or future regulations could subject us to the imposition of substantial fines, suspension of production, alteration of manufacturing process or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

During one investigation, we discovered soil and groundwater contamination at our Hawthorne, California facility. We filed the requisite reports concerning this problem with the appropriate environmental authorities in fiscal 2001. We have not yet received any response to such reports, and no agency action or litigation is presently pending or threatened. We also have notified the prior owners of the facility and the present owners and tenants of adjacent properties concerning the problem and have requested from such parties agreements to toll of the statute of limitations with respect to actions against such parties with respect to the contamination in order that we may focus our attention on resolution of the contamination problem. Our site was previously used by other companies for semiconductor manufacturing similar to that presently conducted on the site by us, and it is not presently known who is responsible for the contamination or, if required, the remediation. The groundwater contamination is a known regional problem, not limited to our premises or our immediate surroundings.

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

In the security and inspection market, competition is based primarily on such factors as product performance, functionality and quality, the overall cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence and breadth of sales and service organization. We believe that our principal competitors in the market for security and inspection products are Smiths Detection; L-3 Communications—Security and Detection Systems; American Science and Engineering; GE Security; SAIC; CEIA; Garrett Electronics and Nuctech. Competition could result in price reductions, reduced margins and loss of market share. In the airline and airport security and inspection market, particularly in the upgrade and replacement market, we also compete for potential customers based on existing relationships between our competitors and the customers. Certain of our competitors have established strong relationships with airlines, airports and other transportation security authorities. Although we also have established relationships with a number of airport and airline customers, we may not be able to compete successfully in the future with existing competitors or new entrants. In the cargo and vehicle inspection systems market, we compete for potential customers based on price, performance and the ability to design both standard and customized products. Several of our competitors have operated in this area for longer than we have. However, due to our recent successes in designing and delivering high-energy x-ray and gamma-ray systems, we believe that we have demonstrated an ability to compete effectively. Additionally, although our competitors in the cargo and vehicle inspection market each offer products in competition with one or more of our products, our ability to supply high-energy x-ray and gamma-ray systems means that we offer among the widest array of solutions available from a single supplier. This variety of technologies also permits us to offer unique hybrid systems to our customers that utilize two or more of these technologies, thereby optimizing flexibility, performance and cost to meet the customer’s unique application requirements.

In the patient monitoring, diagnostic cardiology and anesthesia systems delivery market, competition is also based on a variety of factors including product performance, functionality, value and breadth of sales and service organization. We believe that our principal competitors in the market for patient monitoring, diagnostic cardiology and anesthesia systems are Philips Medical; GE Healthcare; Mindray Medical, Cardiac Science; Mortara Instrument; Dräger Medical; Nihon Kohden; Penlon and Nellcor. Competition could result in price reductions, reduced margins and loss of our market share. We believe that our patient monitoring products are easier to use than the products of many of our competitors because we offer a consistent user interface throughout many of our product lines. Finally, while some of our competitors are also beginning to introduce portal technology, which allows remote access to data from the bedside monitor, central station or other point of care, we believe that our competing technologies are superior in bringing instant access to labs, radiology and charting at the point of care. Although we have established relationships with a number of large hospitals, we may not be able to successfully compete in the future with existing competitors or with new entrants.

In the optoelectronic devices and subsystems market, competition for optoelectronic devices and value-added subsystems is based primarily on such factors as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and on the ability to provide fully integrated services from application development and design through production. We believe that our major competitors in the optoelectronic device market are PerkinElmer and Hamamatsu. Because we specialize in custom subsystems requiring a high degree of engineering expertise, we believe that we generally do not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components. Competition in the extensive electronic manufacturing services market ranges from multinational corporations with sales in excess of several billions of dollars, to large regional competitors and to small local assembly companies. In our experience, the original equipment manufacturers to whom we provide such services prefer to engage companies that offer both local and lower-cost off-shore facilities. As a result, our primary domestic competition for these services is located in Southern California and in New England, where our U.S. facilities are also located. Such competition includes CTS; Stellar Manufacturing; Senior Systems Technology; Celestica and Benchmark Electronics, among others. In addition, our high-volume, low-cost contract manufacturing locations in Southeast Asia compete with other manufacturers in the same region.

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

As of June 30, 2008, our consolidated backlog totaled approximately $212 million, compared to approximately $209 million as of June 30, 2007 and approximately $147 million at June 30, 2006. Sales orders underlying our backlog are firm orders. However, from time to time, we may agree to permit the cancellation of an order. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and cannot be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

As of June 30, 2008, we employed approximately 3,366 people, of whom 1,826 were employed in manufacturing, 366 were employed in engineering or research and development, 384 were employed in administration, 380 were employed in sales and marketing and 410 were employed in service capacities. Of the total employees, approximately 1,462 were employed in North America and South America, 1,406 were employed in Asia and 498 were employed in Europe. Many of our employees in Europe have statutory collective bargaining rights. We have never experienced a work stoppage or strike, and management believes that its relations with employees are good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549 or by calling the Securities and Exchange Commission at 1-800-SEC-0330. In addition, the Securities and Exchange Commission maintains an Internet website (http://www.sec.gov) that contains reports, proxy statements and other information that issuers are required to file electronically.

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

A high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results. Factors that may affect our operating results and the market price of our Common Stock include:

•	demand for and market acceptance of our products;

•	competitive pressures resulting in lower selling prices;

•	adverse changes in the level of economic activity in regions in which we do business;

•	low or fluctuating levels of political stability in regions in which we do business;

•	adverse changes in industries, such as semiconductors and electronics, on which we are particularly dependent;

•	changes in the portions of our revenue represented by various products and customers;

•	delays or problems in the introduction of new products;

•	the announcement or introduction of new products, services or technological innovations by our competitors;

•	variations in our product mix;

•	the timing and amount of our expenditures in anticipation of future sales;

•	exchange rate fluctuations;

•	increased costs of raw materials or supplies;

•	changes in the volume or timing of product orders;

•	timing of completion of acceptance testing of some of our products;

•	changes in regulatory requirements;

•	natural disasters; and

•	changes in general economic factors.

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

The September 11, 2001 terrorist attacks and the subsequent creation of the U.S. Department of Homeland Security have created increased interest in our security and inspection systems. However, we are not certain whether the level of demand will continue to be as high as it is now. We do not know what solutions will continue to be adopted by the U.S. Department of Homeland Security, the U.S. Department of Defense, and similar agencies in other countries and whether our products will be a part of those solutions. Additionally, should our products be considered as a part of the future security solutions, it is unclear what the level may be and how quickly funding to purchase our products may be made available. These factors may adversely impact us and create unpredictability in revenues and operating results.

If operators of our security and inspection systems fail to detect weapons, explosives or other devices that are used to commit a terrorist act, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage.

Our business exposes us to potential product liability risks that are inherent in the development, manufacturing, sale and service of security inspection systems as well as in the provision of training to our customers in the use and operation of such systems. Our customers use our security and inspection systems to help them detect items that could be used in performing terrorist acts or other crimes. Some of our security and inspection systems require that an operator interpret an image of suspicious items within a bag, parcel, container or other vessel. Others signal to the operator that further investigation is required. In either case, the training, reliability and competence of the customer’s operator are crucial to the detection of suspicious items.

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

The development, manufacturing and sale of medical devices expose us to significant risk of product liability claims and, sometimes, product failure claims. We face an inherent business risk of financial exposure to product liability claims if the use of our medical devices results in personal injury or death. Substantial product liability litigation currently exists within the medical device industry. Some of our patient monitoring, diagnostic cardiology and anesthesia systems businesses are, from time to time, subject to product liability claims and/or product recalls. Future product liability claims may exceed the limits of our insurance coverages or such insurance may not continue to be available to us on commercially reasonable terms, or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities, or in excess of insured liabilities, could have a material adverse effect on our business, financial condition, operating results and cash flows.

If we are unable to sustain high quality processes for the manufacture and delivery of goods and services, our reputation could be harmed, our competitive advantage could erode and we could incur significant costs.

Quality is extremely important to us and our customers due in part to the serious consequences of product failure. Our quality certifications are critical both to the marketing success of our goods and services and to the satisfaction of both regulatory and contractual requirements under which we sell many of our products. If we fail to meet these standards or other standards required in our industries, we could lose customers and market share, our revenue could decline and we could face significant costs and other liabilities.

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

We purchase certain raw materials and subcomponents from third parties pursuant to purchase orders placed from time to time. Standard purchase order terms are as long as one year at fixed costs, but we do not have guaranteed long-term supply arrangements with our suppliers. Any material interruption in our ability to purchase necessary raw materials or subcomponents could have a material adverse effect on our business, financial condition and results of operations.

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

In fiscal 2006, revenues from shipments made outside of the United States accounted for approximately 42% of our revenues, 47% in fiscal 2007 and 47% in fiscal 2008. Of the revenues generated during fiscal 2008 from shipments made to customers outside of the United States, 20% represented sales made by subsidiaries based in the United States to foreign customers, and the balance represented sales generated by foreign subsidiaries. Since we sell certain of our products worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, and therefore employees, suppliers, real property, capital equipment, cash and other assets are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Our competitors may seek to challenge the intellectual property rights on which our products are based.

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

Our credit facility contains provisions that could restrict our ability to finance our future operations or engage in other business activities that may be in our interest.

Our credit facility contains a number of significant covenants that, among other things, limit our ability to:

•	dispose of assets;

•	incur certain additional indebtedness;

•	repay certain indebtedness;

•	create liens on assets;

•	pay dividends on our Common Stock;

•	make certain investments, loans and advances;

•	repurchase or redeem capital stock;

•	make certain capital expenditures;

•	engage in acquisitions, mergers or consolidations; and

•	engage in certain transactions with subsidiaries and affiliates.

These covenants could limit our ability to plan for or react to market conditions, finance our operations, engage in strategic acquisitions or disposals or meet our capital needs or could otherwise restrict our activities or business plans. Our ability to comply with these covenants may be affected by events beyond our control. In addition, our credit facility also requires us to maintain compliance with certain financial ratios. Our inability to comply with the required financial ratios or covenants could result in an event of default under our credit facility. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under our credit facility. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.

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

Our Articles of Incorporation provide that, pursuant to the California Corporations Code, the liability of our directors for monetary damages shall be eliminated to the fullest extent permissible under California law. This is intended to eliminate the personal liability of a director for monetary damages in an action brought by us, or in our right for breach of a director’s duties to us or our shareholders and may limit the remedies available to us or our shareholders. This provision does not eliminate the directors’ fiduciary duty and does not apply to liabilities for: (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law; (ii) acts or omissions that a director believes to be contrary to the best interests of our company or our shareholders or that involve the absence of good faith on the part of the director; (iii) any transaction from which a director derived an improper personal benefit; (iv) acts or omissions that show a reckless disregard for the director’s duty to our company or our shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to our company or our shareholders; (v) acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to our company or our shareholders; (vi) certain transactions or the approval of transactions in which a director has a material financial interest; and (vii) approval of certain improper distributions to shareholders or certain loans or guarantees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of June 30, 2008, we owned three facilities. One is located in Hawthorne, California (approximately 88,000 square feet) and is primarily used by our Optoelectronics and Manufacturing division for administrative, manufacturing, engineering, sales and marketing functions. It also constitutes our corporate headquarters. We also own one building in Salfords, England (approximately 59,000 square feet), which is used by our Security and Healthcare divisions for manufacturing, engineering, sales and marketing functions. Additionally we own a facility in Ocean Springs, Mississippi (approximately 19,000 square feet), which is used by our Security and Optoelectronics and Manufacturing divisions for manufacturing, engineering, sales and marketing functions.

As of June 30, 2008, we leased all of our other facilities. The following table lists our principal physical properties (i.e., facilities greater than 50,000 square feet):

Location	Description of Facility	Approximate Square Footage	Expiration
Camarillo, California	Manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	60,000	2010

Sunnyvale, California	Manufacturing, engineering, sales and marketing and service for our Security division	62,500	2012

Torrance, California	Manufacturing, engineering, sales and marketing and service for our Security division	91,900	2012

North Andover, Massachusetts	Manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	71,700	2010

Issaquah, Washington (1)	Manufacturing, engineering, sales and marketing and service for our Healthcare division	202,600	2014

Suzhou, China	Manufacturing, engineering, sales and marketing and service for our Healthcare division	55,000	2012

Hyderabad, India (2)	Manufacturing and engineering for our Security, Healthcare and Optoelectronics and Manufacturing divisions	52,100	2009

Johor Bahru, Malaysia (3)	Manufacturing, engineering sales and service for our Security and Optoelectronics and Manufacturing divisions	93,000	2009

(1)	The lease of the 202,600 square foot facility in Issaquah, Washington is composed of two leases in the same facility. One lease covers a 107,000 square foot area within the facility and the other covers a 95,600 square foot area within the facility. Both leases expire in December 2014.
(2)	The lease of the 52,100 square foot facility in Hyderabad, India is composed of four leases in the same or in nearby facilities: (i) a 19,800 square foot facility lease that expires in 2009; (ii) a 19,600 square foot facility lease that expires in 2009; (iii) a 6,400 square foot facility lease that expires in 2009; (iv) and a 6,300 square foot facility that expires in 2009. We expect all four facility leases will be renewed on similar terms.
(3)	The lease of the 93,000 square foot facility in Johor Bahru, Malaysia is composed of two leases in nearby facilities: (i) a 76,000 square foot facility lease that expires in December 2008 and (ii) a 17,000 square foot facility lease that expires in January 2009. We expect that both the 76,000 square foot facility and 17,000 square foot facility leases will be renewed on similar terms.

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

In November 2002, L-3 Communications Corporation brought suit against us in the District Court for the Southern District of New York seeking a declaratory judgment that L-3 Communications Corporation had not breached its obligations to us concerning the acquisition of PerkinElmer’s Security Detection Systems Business. We asserted counterclaims against L-3 Communications Corporation for, among other things, fraud and breach of fiduciary duty. In May 2006, the jury in the case returned a verdict in our favor and awarded us $125 million in damages. The jury found that L-3 Communications Corporation had breached its fiduciary duty to us and had committed fraud. The jury awarded us $33 million in compensatory damages and $92 million in punitive damages. In addition, the jury also found that we had breached a confidentiality agreement and awarded L-3 Communications Corporation nominal damages of one dollar. On June 27, 2008, the United States Court of Appeals for the Second Circuit issued a summary order reversing in part, and vacating in part, the judgment of the district court, and remanding the case to the district court for further proceedings. The Second Circuit held that L-3 did not owe us a fiduciary duty as a matter of law and reversed the judgment of the district court on our claims for breach of fiduciary duty and constructive fraud. The Second Circuit vacated the judgment of the district court on our claim for actual fraud, and remanded that claim to the district court for further proceedings.

We are also involved in various other claims and legal proceedings arising out of the ordinary course of business which have not been previously disclosed in our quarterly and annual reports. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings will not likely have a material adverse effect on our financial position, future results of operations, or cash flows. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” we have not accrued for loss contingencies relating to such matters because we believe that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to us, the impact on our results of operations, financial position and/or liquidity could be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

Our Common Stock is traded on The NASDAQ Global Market under the symbol “OSIS.”

The following table sets forth the high and low sale prices of a share of our Common Stock as reported by The NASDAQ Global Market on a quarterly basis for fiscal 2007 and 2008. The prices shown reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2007:	High	Low
Quarter ended September 30, 2006	$19.96	$17.01
Quarter ended December 31, 2006	$21.74	$18.53
Quarter ended March 31, 2007	$27.97	$20.09
Quarter ended June 30, 2007	$29.80	$25.56

2008:	High	Low
Quarter ended September 30, 2007	$28.57	$19.64
Quarter ended December 31, 2007	$27.47	$22.38
Quarter ended March 31, 2008	$26.51	$20.46
Quarter ended June 30, 2008	$26.16	$20.81

As of August 25, 2008, there were approximately 124 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

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

Issuer Purchases of Equity Securities

In March 1999, our Board of Directors authorized a stock repurchase program for the repurchase of up to 2 million shares of our Common Stock. In September 2004, we increased the number of shares available for repurchase under the stock repurchase program by 1 million shares. During the three months ended June 30, 2008, there were no shares repurchased under this program. As of June 30, 2008, 1,330,973 shares were available for repurchase under the program.

Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of June 30, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	2,290,996	$18.93	1,062,004
Equity participation plans not approved by security holders	—	—	—

Total	2,290,996	$18.93	1,062,004

(1)	Includes shares of our Common Stock issuable upon exercise of options under our 2006 Equity Participation Plan.
(2)	Of the 1,062,004 securities remaining available for future issuance under our 2006 Equity Participation Plan, only 797,550 shares are available to be issued as restricted stock.

Performance Graph

The graph below compares the cumulative total shareholder return for the period beginning on the market close on the last trading day before the beginning our fifth preceding fiscal year through and including the end of our last completed fiscal year, with (a) The NASDAQ Global Market Index and (b) a peer group of publicly-traded issuers with which we have generally competed.

The peer group includes the following companies: American Science & Engineering (AMEX Symbol: ASE), Analogic Corporation (NASDAQ Symbol: ALOG) and Datascope Corporation (NASDAQ Symbol: DSCP).

The graph assumes that $100.00 was invested on June 30, 2003 in (a) our Common Stock, (b) The NASDAQ Global Market Index and (c) the companies comprising the peer group described above (weighted according to each respective issuer’s stock market capitalization at the beginning of each period for which a return is indicated). The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*

Assumes Initial Investment of $100

June 2003 through June 2008

Among OSI Systems, Inc.,

The NASDAQ Composite Index And A Peer Group

*	$100 invested on 6/30/03 in stock & index-including reinvestment of dividends. Fiscal year ending June 30.

The following table provides the same information in tabular form as of June 30,:

	2003	2004	2005	2006	2007	2008
OSI Systems, Inc.	100.00	127.10	100.70	113.33	174.43	136.61
The NASDAQ Composite Index	100.00	129.09	127.97	136.00	164.15	142.67
Peer Group	100.00	113.81	133.29	137.36	179.83	178.18

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2008, and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of June 30, 2007 and 2008, and for each of the years in the three-year period ended June 30, 2008, are included elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Year Ended June 30,
	2004	2005	2006	2007	2008
	(in thousands, except earnings per share data)
Consolidated Statements of Operations Data (1):
Revenues	$247,069	$385,041	$452,686	$532,284	$623,088
Cost of goods sold	163,712	243,415	276,025	354,067	404,049

Gross profit	83,357	141,626	176,661	178,217	219,039
Operating expenses:
Selling, general and administrative	54,161	116,245	139,051	149,851	150,050
Research and development	14,638	30,537	35,839	44,446	45,361
Impairment, restructuring and other charges	1,061	—	800	26,071	4,688
Other operating expenses	1,104	1,824	—	—	—

Total operating expenses	70,964	148,606	175,690	220,376	200,099

Income (loss) from operations	12,393	(6,980)	971	(42,159)	18,940
Other income (expense):
Other	129	(182)	824	15,766	—
Interest expense	(283)	(807)	(1,558)	(4,544)	(4,844)
Interest income	863	196	267	475	375

Income (loss) before income taxes and minority interest	13,102	(7,773)	504	(30,462)	14,471
Provision (benefit) for income taxes	3,316	(5,309)	1,090	(12,876)	579

Income (loss) before minority interest	9,786	(2,464)	(586)	(17,586)	13,892
Minority interest	170	69	(1,772)	(1,172)	(32)

Net income (loss)	$9,956	$(2,395)	$(2,358)	$(18,758)	13,860

Net income (loss) available to common shareholders—diluted	$9,956	$(2,502)	$(2,738)	$(18,815)	13,860

Basic earnings (loss) per common share	$0.68	$(0.15)	$(0.14)	$(1.11)	0.80

Diluted earnings (loss) per common share	$0.65	$(0.15)	$(0.17)	$(1.12)	0.78

Weighted average shares outstanding—diluted	15,236	16,223	16,517	16,844	17,735

	Year Ended June 30,
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated Balance Sheet Data (1):
Cash and cash equivalents	$39,879	$14,623	$13,799	$15,980	$18,232
Working capital	147,543	130,375	162,156	158,741	194,958
Total assets	331,801	347,120	403,498	451,483	507,641
Long-term debt	32	4,852	5,483	25,709	49,091
Total debt	2,553	21,103	17,591	48,228	74,341
Total shareholders’ equity	227,482	223,627	248,947	247,212	278,021

(1)	Results of operations for fiscal years 2004 through 2008, and our financial position as of June 30, 2004, 2005, 2006, 2007 and 2008 incorporate the effect of several acquisitions, including that of Spacelabs Medical (as of March of 2004) and Del Mar Reynolds (as of July of 2006).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Security Division.    Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. and foreign government agencies. These products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 36% of our total consolidated revenues for fiscal 2008.

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

Healthcare Division.    Through our Healthcare division, we design, manufacture and market patient monitoring, diagnostic cardiology and anesthesia systems worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 41% of our total consolidated revenues for fiscal 2008.

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

In October 2005, Spacelabs Healthcare, Inc., a subsidiary comprising the business operations of our Healthcare division, completed an initial public offering of approximately 20% of its total issued and outstanding common stock. The Spacelabs Healthcare shares traded under the ticker symbol “SLAB” on the AIM (formerly known as the Alternative Investment Market), a stock market administered by the London Stock Exchange. In the second quarter of fiscal 2007, we began repurchasing publicly-traded shares of Spacelabs Healthcare, increasing our ownership to 84% as of June 30, 2007. By December 31, 2007, we increased our ownership in Spacelabs Healthcare to 100% by repurchasing all remaining shares of Spacelabs Healthcare. Effective January 24, 2008, we cancelled Spacelabs Healthcare’s AIM listing.

Optoelectronics and Manufacturing Division.    Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, CT, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. Revenues from our Optoelectronics and Manufacturing division accounted for approximately 23% of our total consolidated revenues for fiscal 2008.

Consolidated Results.    We reported consolidated operating profit of $18.9 million for fiscal 2008, a significant improvement from the $42.2 million operating loss reported for fiscal 2007. This $61.1 million improvement was primarily due to: (i) a $90.8 million or 17% growth in revenue; (ii) cost-cutting and facility consolidation initiatives that we began in the second half of fiscal 2007, which have resulted in more efficient manufacturing activities and reduced selling, general and administrative expenses as a percentage of sales; and (iii) a reduction of impairment and restructuring charges from $36.4 million in fiscal 2007 to $4.7 million in fiscal 2008. The impairment and restructuring charges in fiscal 2007 consisted of (i) a $21.5 million charge associated with the impairment of certain intangible and fixed assets; (ii) $10.3 million of inventory charges following a review of our product portfolio; and (iii) $4.6 million of restructuring charges primarily related to the consolidation of several manufacturing processes and facilities among all of our segments. The restructuring charges in fiscal 2008 primarily resulted from additional and continuing consolidation activities of several manufacturing processes and facilities.

As noted above, during fiscal 2007, we undertook a review of our global operations as part of our on-going efforts to integrate recent acquisitions and rationalize our overall cost structure. The review resulted in the implementation of cost-cutting measures during the second half of fiscal 2007, resulting in approximately $17 million of pre-tax annualized cost savings, including a reduction of approximately 8% of our global workforce and the consolidation of multiple facilities. We realized a beneficial impact from these activities in the form of cost savings in fiscal 2008. In addition, during fiscal 2008, we identified additional cost savings opportunities that have been initiated and are expected to benefit future periods.

Acquisitions.    Historically, an active acquisition program has been an important element of our corporate strategy. Our most recent significant acquisition occurred in the first quarter of fiscal 2007, when we purchased Del Mar Reynolds, a global manufacturer and distributor of cardiac monitoring systems. Since this transaction, however, we have not acquired other businesses and have instead focused greater attention on conducting a global review of our core businesses and technologies, and to fully integrate the acquisitions we made during the past several years. This global review and integration resulted in significant restructuring and impairment charges in fiscal 2007 and 2008. See Note 7 to Consolidated Financial Statements for further discussion. Looking forward, we continue to believe that an active acquisition program supports our long-term strategic direction. We look to acquisitions to strengthen our competitive position, expand our customer base and augment our considerable research and development programs. Through such efforts we aim to accelerate innovation, improve earnings and increase overall stockholder value.

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

Revenue Recognition.    We recognize revenue upon shipment of products when title and risk of loss passes, and when terms are fixed and collection is probable. In accordance with the terms of Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” and FASB Emerging Issues Task Force

00-21 “Revenue Arrangements with Multiple Deliverables,” where installation services, if provided, are essential to the functionality of the equipment, we defer the portion of revenue for the sale attributable to installation until we have completed the installation. When terms of sale include subjective customer acceptance criteria, we defer revenue until the acceptance criteria are met. Concurrent with the shipment of the product, we accrue estimated product return reserves and warranty expenses. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not the customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of the revenue that we recognize. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product.

We undertake projects that include the design, development and manufacture or fabrication of large, complex cargo and vehicle inspection systems that are specially customized to our customers’ specifications or that involve fixed-site construction. We record sales under such contracts under the percentage-of-completion method in accordance with FASB Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We record costs and estimated revenues as we perform work based on the percentage that incurred costs bear to estimated total costs, utilizing the most recent estimates of costs. If our current contract estimate indicates a loss, we make a provision for the total anticipated loss in the current period. Critical estimates made by management related to revenue recognition under the percentage-of-completion method include the estimation of costs at completion and the determination of the overall margin rate on the specific project.

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

Income Taxes.    Effective July 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The cumulative effect of applying FIN 48 was reported as an adjustment to the opening balance of retained earnings in the period of adoption. See Note 10 of our Notes to Consolidated Financial Statements for additional information regarding the impact of FIN 48.

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

Business Combinations.    In accordance with present business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development based on their estimated fair values. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed in material transactions. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and is inherently uncertain.

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

Impairment of Long-Lived Assets.    We test goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. For purposes of testing for goodwill impairment, we have determined that we have four reporting units for goodwill impairment review purposes, consisting of the Security division, Optoelectronics and Manufacturing division, and two reporting units within the Healthcare division. We test goodwill for impairment annually during the second fiscal quarter using a two-step process. First, we determine if the carrying amount of any of the reporting units exceeds its fair value. We use a discounted cash flows method to make this determination for our Security, Healthcare and Optoelectronics and Manufacturing divisions. Until January 24, 2008, we used a market value method for our Healthcare division (based on the market price of the Healthcare division’s stock which was publicly traded until we cancelled Spacelabs Healthcare’s AIM listing on January 24, 2008). If these methods indicate a potential impairment of goodwill associated with the respective reporting unit, we then compare the implied fair value of the goodwill associated with the respective reporting unit to its carrying amount to determine if there is an impairment loss. We performed this annual impairment test for goodwill during the second quarter of fiscal 2008 and concluded that there was no impairment of goodwill.

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

Stock-Based Compensation Expense.    Effective July 1, 2005, we adopted SFAS 123(R), “Share-Based Payment” (SFAS 123(R)), using the modified prospective approach and therefore have not restated results for prior periods. Under this approach, awards that are granted, modified or settled after July 1, 2005 have been and will be measured and accounted for in accordance with SFAS 123(R). Unvested awards that were granted prior to July 1, 2005, will continue to be accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (SFAS 148), except that compensation cost will be recognized in our results of operations. Pursuant to the provisions of SFAS 123(R), we record stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants.

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

Net Revenues

The table below and the discussion that follows are based upon the way we analyze our business. See Note 15 to the Consolidated Financial Statements for additional information about business segments.

	2006	% of Net Sales	2007	% of Net Sales	2008	% of Net Sales	2006-2007 % Change	2007-2008 % Change
	(Dollars in millions)
Security	$135.1	30%	$186.6	35%	$225.8	36%	38%	21%
Healthcare	220.6	49%	233.2	44%	256.7	41%	6%	10%
Optoelectronics / Manufacturing	125.9	28%	150.5	28%	187.7	30%	20%	25%
Intercompany Revenue	(28.9)	(7)%	(38.0)	(7)%	(47.1)	(7)%	31%	24%

Total Sales	$452.7		$532.3		$623.1		18%	17%

Fiscal 2008 Compared with Fiscal 2007.    Net revenues for fiscal 2008 increased $90.8 million, or 17%, to $623.1 million from $532.3 million for fiscal 2007.

Revenues for the Security division for fiscal 2008 increased $39.2 million, or 21%, to $225.8 million, from $186.6 million for fiscal 2007. The increase was primarily attributable to a $15.9 million, or 12%, increase in sales of baggage and parcel inspection and people screening systems and a $23.4 million, or 45%, increase in sales of cargo and vehicle inspection systems.

Revenues for the Healthcare division for fiscal 2008 increased $23.5 million, or 10%, to $256.7 million, from $233.2 million for fiscal 2007. The increase was primarily attributable to a $16.2 million, or 13%, increase in sales of patient monitoring equipment, mainly in North America; higher Healthcare service, supplies and accessories sales of $6.5 million, or 15%; and an increase in sales of diagnostic cardiology equipment of $3.7 million, or 62%. These increases were partially offset by lower clinical trials services revenue, which decreased by $2.2 million.

Revenues for the Optoelectronics and Manufacturing division for fiscal 2008 increased $37.2 million, or 25%, to $187.7 million, from $150.5 million for fiscal 2007. The increase was primarily attributable to an increase in contract manufacturing sales of $44.2 million, or 72%, including product shipments under a significant defense-industry related contract that is expected to continue into fiscal 2009, and was partially offset by decreases in commercial optoelectronics sales of $3.9 million, or (5)%, and weapons simulation sales of $3.3 million, or (41)%. In addition, for fiscal 2008, the division recorded intercompany sales of $47.1 million, compared to $38.0 million in fiscal 2007. This increase resulted from sales by our Optoelectronics and Manufacturing division to our Security and Healthcare divisions required to support higher sales by such divisions. Intercompany sales by our Optoelectronics and Manufacturing division to our Security and Healthcare divisions are eliminated in consolidation.

Fiscal 2007 Compared with Fiscal 2006.    Net revenues for fiscal 2007 increased $79.6 million, or 18%, to $532.3 million, from $452.7 million for fiscal 2006.

Revenues for the Security division for fiscal 2007 increased $51.5 million, or 38%, to $186.6 million, from $135.1 million for fiscal 2006. The increase was primarily attributable to a $28.1 million, or 26%, increase in sales of baggage and parcel inspection and people screening systems and a $23.4 million, or 81%, increase in sales of cargo and vehicle inspection systems.

Revenues for the Healthcare division for fiscal 2007 increased $12.6 million, or 6%, to $233.2 million, from $220.6 million for fiscal 2006. The increase was primarily attributable to the inclusion of $28.4 million of revenues from Del Mar Reynolds, a business that we acquired in July 2006, partially offset by a decline in patient monitoring sales of $13.6 million and a decline in anesthesia delivery sales of approximately $0.8 million.

Revenues for the Optoelectronics and Manufacturing division for fiscal 2007 increased $24.6 million, or 20%, to $150.5 million, from $125.9 million for fiscal 2006. The increase was primarily attributable to an increase in commercial optoelectronic sales of $6.9 million and an increase in contract manufacturing sales of $14.5 million due primarily to the inclusion of revenues from a small acquisition in July 2006. In addition, for fiscal 2007, the division recorded intercompany sales of $38.0 million, compared to $28.9 million in the comparable prior-year period. Such sales, which are made to the Security and Healthcare divisions, are eliminated in consolidation.

Gross Profit

	2006	% of Net Sales	2007	% of Net Sales	2008	% of Net Sales
	(Dollars in millions)
Gross profit	$176.6	39.0%	$178.2	33.5%	$219.0	35.1%

Fiscal 2008 Compared with Fiscal 2007.    Gross profit increased $40.8 million, or 23%, to $219.0 million for fiscal 2008, from $178.2 million for fiscal 2007. The gross margin increased to 35.1% in fiscal 2008 from 33.5% in fiscal 2007. The increase in gross profit was the result of both a 17% increase in total revenue in fiscal 2008 compared to fiscal 2007, which resulted in more efficient manufacturing processes through better leveraging of fixed manufacturing costs for several of our products, and the recording in fiscal 2007 of a $10.3 million inventory impairment charge that reduced gross profit in the second quarter of fiscal 2007. During fiscal 2007, inventory impairment charges had the effect of reducing the gross margin by 1.9%. Excluding the impact of the aforementioned charge, our gross margin in fiscal 2008 decreased by 0.3% versus fiscal 2007. Although we experienced gross margin improvement in our Healthcare division, the change in the product mix in both the Security and Optoelectronics and Manufacturing divisions offset the impact of this increase. The factors that generally increased gross margins included: (i) growth in the revenues of our Healthcare division, primarily in patient monitoring systems, which generally carry higher gross margins than many of our other products; (ii) cost savings in our Healthcare division from restructuring activities initiated in fiscal 2007 and reduced manufacturing costs in our Optoelectronics and Manufacturing division passed along to the Healthcare division the intercompany sales; and (iii) gross margin improvements in cargo and vehicle inspection products in our Security division associated with manufacturing efficiencies. Factors that offset such increases in our consolidated gross margins included increased contract manufacturing revenues in our Optoelectronics and Manufacturing division and increased sales of cargo and vehicle inspection systems sales in our Security division, both of which generally carry a lower gross margin than our other products and services.

Fiscal 2007 Compared with Fiscal 2006.    Gross profit increased $1.6 million, or 1%, to $178.2 million for fiscal 2007, from $176.6 million for fiscal 2006. The gross margin decreased to 33.5% in fiscal 2007 from 39.0% in fiscal 2006. This decrease was partially attributable to the recording of $10.3 million of inventory charges during fiscal 2007, following a global review of operations during which we determined that certain finished goods inventory values, primarily associated with cargo and vehicle inspection products developed by our Security division, were impaired. These inventory charges reduced our gross margin by 1.9%. The decline in gross margin was also attributable to: (i) lower gross margins within our Security division due to an increase in sales of cargo and vehicle inspection products that were sold at lower gross margins than our baggage and parcel inspection and people screening systems; (ii) reduced patient monitoring systems sales by our Healthcare division, which generally carry higher gross margins than many of our other products; (iii) growth in sales of contract manufacturing services and commercial optoelectronic products by our Optoelectronic and Manufacturing division, which products and services generally carry lower gross margins than the products and services of the other divisions; and (iv) cost overruns incurred during the performance of certain long-term contracts for the development and manufacture of weapons simulation systems by our Optoelectronics and Manufacturing division.

Operating Expenses

	2006	% of Net Sales	2007	% of Net Sales	2008	% of Net Sales	2006-2007 % Change	2007-2008 % Change
	(Dollars in millions)
Selling, general and administrative	$139.0	30.8%	$149.9	28.1%	$150.1	24.1%	8%	0%
Research and development	35.9	7.9%	44.4	8.4%	45.3	7.3%	24%	2%
Impairment, restructuring and other charges	0.8	0.2%	26.1	4.9%	4.7	0.7%	NM %	(82)%

Total operating expenses	$175.7	38.9%	$220.4	41.4%	$200.1	32.1%	25%	(9)%

Selling, General and Administrative

Fiscal 2008 Compared with Fiscal 2007.    Selling, general and administrative (SG&A) expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For fiscal 2008, despite revenue growth of 17%, SG&A expenses were virtually flat as compared to fiscal 2007. We accomplished this by successfully leveraging our SG&A infrastructure while focusing on cost containment initiatives. Such efficiencies led to a 4% decrease in SG&A as a percentage of sales from 28.1% in fiscal 2007 to 24.1% in fiscal 2008.

Fiscal 2007 Compared with Fiscal 2006.    For fiscal 2007, SG&A expenses increased by $10.9 million, or 8%, to $149.9 million, from $139.0 million for fiscal 2006. As a percentage of revenues, SG&A expenses for fiscal 2007 decreased to 28.1%, from 30.8% in fiscal 2006. The increase in SG&A expenses was primarily attributable to: (i) approximately $13.5 million in increased Healthcare division spending, primarily to support of Del Mar Reynolds, a business that we acquired in July 2006 and (ii) an increase of $4.3 million to support growth in the Optoelectronic and Manufacturing division. This increase in SG&A expenses was partially offset by a $5.7 million reduction in legal expenses as we concluded during fiscal 2007 certain litigation matters involving Science Applications International Corporation and General Electric Corporation as well as reductions in the level of litigation activity associated with an ongoing lawsuit with L-3 Communications Corporation.

Research and Development

Our Security and Healthcare divisions have historically invested substantial amounts in research and development. We intend to continue this trend in future years, although specific programs may or may not continue to be funded and funding levels may fluctuate.

Fiscal 2008 Compared with Fiscal 2007.    Research and development expenses include research related to new product development and product enhancement expenditures. For fiscal 2008, such expenses increased by $0.9 million, or 2%, to $45.3 million, from $44.4 million for fiscal 2007. As a percentage of revenues, research and development expenses were 7.3% in fiscal 2008, compared to 8.4% in fiscal 2007. The increase in research and development expenses was primarily attributable to increased spending in support of next generation products in our Healthcare division.

Fiscal 2007 Compared with Fiscal 2006.    For fiscal 2007, research and development expenses increased by $8.5 million, or 24%, to $44.4 million, from $35.9 million for fiscal 2006. As a percentage of revenues, research and development expenses were 8.4% for fiscal 2007, compared to 7.9% for fiscal 2006. The increase in research and development expenses was primarily attributable to: (i) incremental spending of approximately $6.6 million by our Healthcare division primarily to support of Del Mar Reynolds, a business we acquired in July 2006, and in support of next generation patient monitoring products and (ii) increased investment by our Security division of $3.0 million, primarily to support new hold (checked) baggage screening products. These increases were partially offset by a $1.0 million reduction in Optoelectronic and Manufacturing division spending.

Impairment, Restructuring, and Other Charges

Beginning in fiscal 2007 and continuing through fiscal 2008, we initiated a series of restructuring activities, which were intended to realign our global capacity and infrastructure with demand by our customers and fully integrate acquisitions made in the last several years, thereby improving our operational efficiency. These activities included reducing excess workforce and capacity, consolidating and relocating certain manufacturing facilities and reviewing the value of certain technologies and product lines. The overall objectives of the restructuring activities were to lower costs and better utilize our overall existing manufacturing capacity. To date, these efforts have helped enhance our ability to improve operating margins, retain and expand existing relationships with customers and attract new business. We may utilize similar measures in the future to realign our operations to further increase our operating efficiencies, which may materially affect our future operating results.

Fiscal 2008 Compared with Fiscal 2007.    During fiscal 2008, we incurred $4.7 million of restructuring charges, primarily related to headcount reductions and facility closures. Of the $4.7 million of restructuring costs, $2.0 million was recorded within our Healthcare division, $2.3 million within our Security division and $0.4 million within our Optoelectronics and Manufacturing division. This compared to combined impairment and restructuring charges of $36.4 million in fiscal 2007, of which $26.1 million was reported in operating expenses and $10.3 million was reported in cost of goods sold, as further explained below.

Fiscal 2007 Compared with Fiscal 2006.    During fiscal 2007, as part of a global review of our operations, we assessed the value of certain technologies and product lines. As a result of this assessment, we recorded charges of $31.8 million. This amount consists of (i) $21.5 million of asset impairment of certain identifiable intangible and fixed assets and (ii) $10.3 of inventory charges, primarily related to finished goods inventory. Of the $21.5 million of impairment charges related to intangible and fixed assets, $21.3 million was recorded within our Security division and $0.2 million was recorded within our Optoelectronics and Manufacturing division. Of the $10.3 million of impairment charges related to inventory, $9.9 million was recorded within our Security division and $0.4 million was recorded within our Optoelectronics and Manufacturing division. We have reflected such inventory charges in cost of goods sold in our Consolidated Financial Statements. Additionally, we incurred $4.6 million of restructuring charges related to headcount reductions, office closures, and similar termination issues. Of the $4.6 million of restructuring costs, $1.8 million was recorded within our Healthcare division, $2.0 million within our Security division, $0.6 million within our Optoelectronics and Manufacturing division and $0.2 million within the corporate segment. In fiscal 2006, restructuring charges totaled $0.8 million and were associated with the consolidation of certain facilities.

Other Income and Expenses

	2006	% of Net Sales	2007	% of Net Sales	2008	% of Net Sales
	(Dollars in millions)
Other income	0.8	0.1%	15.8	3.0%	—	—%
Interest income	0.3	—%	0.5	0.1%	0.4	0.1%
Interest expense	(1.6)	(0.3)%	(4.6)	(0.9)%	(4.8)	(0.8)%

Total non-operating income (expense)	$(0.5)	(0.2)%	$11.7	2.2%	$(4.4)	(0.7)%

Other Income

In fiscal 2007, we received $15.0 million in settlement of a dispute associated with our acquisition in fiscal 2004 of Spacelabs Medical, and $0.8 million in settlement of a dispute with a competitor of our Optoelectronics and Manufacturing division.

Interest Expense

Fiscal 2008 Compared to Fiscal 2007.    In fiscal 2008, we incurred interest expense of $4.8 million, compared to $4.6 million in fiscal 2007. The increase was primarily attributable to additional debt incurred to finance investments in inventory and the repurchase of Spacelabs Healthcare stock in fiscal 2008. The impact of this increased borrowing was partially offset by more favorable cost of borrowing associated with a new credit facility that we entered into in July 2007 and lower, market driven interest rates.

Fiscal 2007 Compared to Fiscal 2006.    In fiscal 2007, we incurred interest expense of $4.6 million, compared to $1.6 million in fiscal 2006. The increase was primarily attributable to increases in borrowings used to fund our acquisition of Del Mar Reynolds in July 2006 and to fund working capital requirements

Provision (Benefit) for Income Taxes

The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, and (iv) tax holidays granted to certain of our international subsidiaries.

Fiscal 2008 Compared to Fiscal 2007.    In fiscal 2008, our income tax expense was $0.6 million, compared to a benefit of $12.9 million for fiscal 2007. Included within the fiscal 2008 tax expense was a net tax benefit of $3.9 million, resulting from various nonrecurring items impacting the tax provision, including a $4.3 million tax benefit due to a change in our investment holding strategy for Spacelabs, as discussed in Note 10 to the Consolidated Financial Statements, and $0.4 million expense related to FIN 48. The effective income tax rate for fiscal 2008 was 4.0%. However, excluding the impact of these nonrecurring items, the effective tax rate for fiscal 2008 was 31.3%, compared to 42.3% for fiscal 2007. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well the impact of permanent taxable differences. Due to higher levels of profitability in fiscal 2008, the impact of permanent differences between book and tax accounting has a smaller impact on the effective tax rate in fiscal 2008 than in fiscal 2007, thus, shifting our effective tax rate closer to the statutory rates in the tax jurisdictions in which we operate.

Fiscal 2007 Compared to Fiscal 2006.    In fiscal 2007, we recorded an income tax benefit of $12.9 million, or 42.3% of our pre-tax loss, compared to $1.1 million of income tax expense or 216.3% of pre-tax income in fiscal 2006. The change in the effective tax rate was primarily attributable to (i) additional research and development tax credits in fiscal 2007 and (ii) the repatriation of dividend income from certain of our foreign subsidiaries in fiscal 2006, which did not occur in fiscal 2007.

Liquidity and Capital Resources

To date, we have financed our operations primarily from proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $18.2 million at June 30, 2008, an increase of $2.2 million from $16.0 million at June 30, 2007. The changes in our working capital and cash and cash equivalent balances are described below.

	2006	2007	2008	2006-2007 % Change	2007-2008 % Change
	(Dollars in millions)
Working capital	$162.2	$158.7	$195.0	(2)%	23%
Cash and cash equivalents	13.8	16.0	18.2	16%	14%

Working Capital

Fluctuations in our working capital are primarily a result of two factors: (i) net earnings or losses and (ii) our debt structure. In fiscal 2008, the $36.3 million increase in working capital resulted from both net earnings of $13.9 million and from a net working capital infusion of approximately $23 million as a result of entering into a new credit facility. (See Note 8 to the Consolidated Financial Statements for further discussion.) In fiscal 2007, the $3.5 million decrease in working capital resulted from a net loss of $18.9 million, offset by a net working capital infusion of $17.3 million from the issuance of debt.

	2006	2007	2008	2006-2007 % Change	2007-2008 % Change
	(Dollars in millions)
Cash used in operating activities	$(12.2)	$(2.3)	$(0.7)	(81)%	(70)%
Cash used in investing activities	(16.3)	(30.2)	(29.8)	85%	(1)%
Cash provided by financing activities	26.7	35.8	33.0	34%	(8)%

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

Fiscal 2008 Compared to Fiscal 2007.    Cash used in operating activities was $0.7 million, a decrease of $1.6 million from fiscal 2007 when our cash used in operating activities was $2.3 million. This improvement is the result of a $32.7 million increase in net income in fiscal 2008. This was offset by significant investments made, primarily in inventory in our Security division to support business growth and an increase in accounts receivable resulting from very strong sales in the fourth quarter of fiscal 2008 of $171.2 million as compared to $152.8 million in the fourth quarter of fiscal 2007.

Fiscal 2007 Compared with Fiscal 2006.    Cash used in operating activities decreased $9.9 million in fiscal 2007 compared to fiscal 2006, primarily as a result of reduced growth in accounts receivables and inventory due to additional emphasis placed upon working capital management. This improvement in working capital management was partially offset by lower net income before non-cash charges.

Cash Used in Investing Activities

The changes in cash flows from investing activities primarily relate to acquisitions as well as to capital expenditures and other assets to support our growth.

Fiscal 2008 Compared to Fiscal 2007.    Cash flows used in investing activities was $29.8 million in fiscal 2008, a decrease of $0.4 million as compared to cash used in investing activities of $30.2 million. During fiscal 2008, we used $12.1 million in cash for capital expenditures, compared to $15.3 million for capital expenditures in fiscal 2007. During fiscal 2008, we used $15.7 million to repurchase Spacelabs Healthcare stock, compared to $4.5 million that we used for the same purpose in fiscal 2007. In fiscal 2007, we used approximately $22.8 million of cash to acquire Del Mar Reynolds, net of certain adjustments. The usage of cash during fiscal 2007 was partially offset by a $15.0 million payment that we received from General Electric Corporation in settlement of a dispute regarding an adjustment of the purchase price associated with our acquisition of Spacelabs Medical in March 2004.

Fiscal 2007 Compared with Fiscal 2006.    Cash flows used in investing activities increased $13.9 million in fiscal 2007, primarily due to (i) increases in cash used in acquisitions of $22.8 million, primarily associated with the Del Mar Reynolds transaction in July 2006 and (ii) the buyback of stock in our Spacelabs Healthcare subsidiary of $4.5 million. Such changes were partially offset by a $15.0 million payment to us in settlement of a dispute associated with our acquisition of Spacelabs Medical in fiscal 2004 as well as a $0.8 million reduction in capital expenditures in the normal course of business.

Cash Provided by Financing Activities

The changes in cash flows from financing activities primarily relate to (i) borrowings and payments under debt obligations, (ii) the issuance of and/or repurchase of stock in our Spacelabs Healthcare subsidiary, and (iii) the exercise activity in our equity participation and employee stock purchase plans.

Fiscal 2008 Compared to Fiscal 2007.    Cash provided by financing activities was $33.0 million in fiscal 2008, a $2.8 million decrease, compared to $35.8 million in fiscal 2007. In fiscal 2008, the source of such funds was a new credit facility that we entered into in July 2007. (See further discussion of the new credit facility under “Borrowings,” below.) The proceeds of this debt were used primarily to repurchase Spacelabs Healthcare stock and to fund an investment in inventory in our Security division. In fiscal 2007, the cash provided by financing activities primarily consisted of proceeds of $25.4 million from a term loan that we entered in to fund the acquisition of Del Mar Reynolds and $5.9 million drawn from our revolving lines of credit to fund operations.

Fiscal 2007 Compared with Fiscal 2006.    Cash flows provided by financing activities increased $9.1 million in fiscal 2007, primarily due to (i) an increase in long-term debt of $19.4 million which was primarily utilized to fund the acquisition of Del Mar Reynolds, (ii) an increase in borrowings under bank lines of credit of $10.8 million to support working capital requirements and (iii) an increase in proceeds of $3.5 million from the exercise of stock options and the purchase of stock under our employee stock purchase plan. This increase in cash flows from financing activities in fiscal 2007 was partially offset by cash proceeds of $26.3 million received from the initial public offering of a minority interest in Spacelabs Healthcare in fiscal 2006 as compared to no such public offering in fiscal 2007.

Borrowings

In July 2007, we entered into a credit agreement with certain lenders. The agreement provided for an $89.5 million credit facility, which was subsequently increased to $124.5 million in June 2008. The new credit agreement replaced former U.S. dollar credit agreements, which were repaid and terminated simultaneously with the close of the new agreement. The new credit agreement consists of a $74.5 million five-year revolving credit facility, including a $45 million sub-limit for letters-of-credit, and a $50 million five-year term loan. Borrowings under this facility bear interest at either (a) the U.S. dollar-based London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (b) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on our consolidated leverage ratio. As of June 30, 2008, the effective weighted average interest rate under the credit agreement was 5.0% per annum. Our borrowings under the credit agreement are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and are secured by substantially all of our assets and by the assets of our subsidiaries. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of June 30, 2008, $47.8 million was outstanding under the term loan, $14.0 million was outstanding under the revolving credit facility, and $3.6 million was outstanding under the letter-of-credit facility.

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of June 30, 2008, the total amount available under these various credit facilities was $34.8 million with a total cash borrowing sub-limit of $8.7 million, of which $4.7 million was outstanding. The weighted average interest rate of these facilities was 7.1% per annum at June 30, 2008.

In December 2004, we entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period, with quarterly installments of £34,500 (approximately $69,000 as of June 30, 2008). The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of June 30, 2008, $4.5 million remained outstanding under this loan at an interest rate of 7.2% per annum.

The following is a summary of our contractual obligations and commitments at June 30, 2008 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Total debt (excluding capital lease obligations) (1)	$53,491	$5,753	$18,286	$25,894	$3,558
Capital lease obligations	$2,193	$840	$1,353	$—	$—
Operating leases	$47,598	$11,451	$17,263	$11,961	$6,923
Purchase obligations	$55,033	$54,891	$142	$—	$—
Defined benefit plan obligation	$8,101	$479	$775	$3,089	$3,758

Total contractual obligations	$166,416	$73,414	$37,819	$40,944	$14,239

Other Commercial Commitments—letters of credit	$15,759	$10,139	$4,827	$315	$478

(1)	We have presented the outstanding balance of $18.7 million on bank lines of credit at June 30, 2008, as due within less than one year in order to conform to the classification in the accompanying Consolidated Financial Statements. In addition, our total debt obligations exclude interest costs due to their variable nature.

We anticipate that existing cash borrowing arrangements and future access to capital markets should be sufficient to meet our cash requirements for the foreseeable future. However, our future capital requirements will depend on many factors, including future business acquisitions, litigation, stock repurchases and levels of research and development spending, among other factors and the adequacy of available funds will depend on many factors, including the success of our businesses in generating cash, continued compliance with financial covenants contained in our credit facility, and the capital markets in general, among other factors.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we may repurchase up to 3,000,000 shares of our Common Stock. During fiscal 2008, we did not repurchase any shares under this program. As of June 30, 2008, 1,330,973 shares were available for additional repurchase under the program. We retire the treasury shares as they are repurchased and record them as a reduction in the number of shares of Common Stock issued and outstanding in our Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2008, we had no off balance sheet arrangements other than those previously disclosed as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our Consolidated Financial Statements, see Note 1 to Consolidated Financial Statements.

Related-Party Transactions

In 1994, we, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our Chairman and Chief Executive Officer owns a 10.5% interest, and our Executive Vice President and the President of our Security division owns a 4.5% ownership interest. Our initial investment was $0.1 million. For the years ended June 30, 2006, 2007 and 2008 our equity earnings in the joint venture amounted to $0.4 million, $0.3 million and $0.4 million, respectively. We, our Chairman and Chief Executive Officer, and our Executive Vice President and the

President of our Security division collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of our subsidiaries are suppliers to the joint venture, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for fiscal 2006, 2007, and 2008 were approximately $0.1 million, $0.5 million and $1.6 million, respectively.

We have contracted with entities owned by members of our Board of Directors and/or their family members to provide messenger services, auto rental and printing services. Included in cost of sales and selling, general and administrative expenses for the fiscal 2006, 2007 and 2008, are approximately $60,000, $50,000 and $54,000, respectively, for messenger service and auto rental; and $80,000, $50,000 and $42,000, respectively, for printing services.

UNAUDITED QUARTERLY RESULTS

The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2007 and 2008 (in thousands, except per share data):

	Quarter Ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
	(Unaudited)
Revenues	$115,529	$137,458	$126,498	$152,799
Costs of goods sold	77,032	98,177	82,562	96,296

Gross profit	38,497	39,281	43,936	56,503

Operating expenses:
Selling, general and administrative expenses	36,589	38,290	36,309	38,671
Research and development	10,819	11,215	11,390	11,022
Impairment, restructuring and other charges	—	21,543	2,226	2,302

Total operating expenses	47,408	71,048	49,925	51,995

Income (loss) from operations	(8,911)	(31,767)	(5,989)	4,508
Other income	(74)	74	15,772	(6)
Interest expense—net	(873)	(1,172)	(1,154)	(870)

Income (loss) before provision for income taxes and minority interest	(9,858)	(32,865)	8,629	3,632
Provision (benefit) for income taxes	(3,179)	(12,106)	3,678	(1,269)
Minority interest	638	146	(1,338)	(618)

Net income (loss)	$(6,041)	$(20,613)	$3,613	$4,283

Basic earnings (loss) per common share	$(0.36)	$(1.23)	$0.21	$0.25

Diluted earnings (loss) per common share	$(0.36)	$(1.23)	$0.21	$0.24

	Quarter Ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
	(Unaudited)
Revenues	$131,013	$164,194	$156,708	$171,173
Costs of goods sold	86,903	105,193	100,322	111,631

Gross profit	44,110	59,001	56,386	59,542

Operating expenses:
Selling, general and administrative expenses	36,211	39,105	37,629	37,105
Research and development	9,729	11,725	12,055	11,852
Impairment, restructuring and other charges	85	2,114	1,156	1,333

Total operating expenses	46,025	52,944	50,840	50,290

Income (loss) from operations	(1,915)	6,057	5,546	9,252
Interest expense—net	(1,089)	(1,168)	(1,162)	(1,050)

Income (loss) before provision for income taxes and minority interest	(3,004)	4,889	4,384	8,202
Provision (benefit) for income taxes	(1,055)	1,721	(2,643)	2,556
Minority interest	(118)	312	(118)	(108)

Net income (loss)	$(2,067)	$3,480	$6,909	$5,538

Basic earnings (loss) per common share	$(0.12)	$0.20	$0.39	$0.31

Diluted earnings (loss) per common share	$(0.12)	$0.20	$0.39	$0.31

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Finland, France, Germany, Italy and Greece (Euros), Singapore (Singapore dollars and U.S. dollars), Malaysia (Malaysian ringgits), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese renminbi), Canada (Canadian dollars), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at fiscal year-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (AOCI). Transaction gains and losses which were included in our consolidated statement of operations amounted to a loss of approximately $1.8 million, a gain of approximately $0.4 million and a gain of approximately $0.8 million for the fiscal years ended June 30, 2006, 2007 and 2008, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $8.0 million in fiscal 2008. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $8.0 million in fiscal 2008.

Use of Derivatives

We may, from time to time, purchase foreign exchange contracts, in order to attempt to reduce foreign exchange transaction gains and losses, or enter into interest rate swaps. As of June 30, 2006, we had a $25.4 million foreign currency forward contract outstanding to buy U.K. pounds in anticipation of the Del Mar Reynolds acquisition. Transaction gains during the year ended June 30, 2006 included a $0.5 million gain related to this contract. In July 2006, we completed the Del Mar Reynolds acquisition and the foreign currency forward contract settled, resulting in a fiscal 2007 loss of $0.1 million related to this contract. There were no foreign exchange contracts or interest rate swaps outstanding as of June 30, 2007 and June 30, 2008.

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

The principal maturity and estimated value of our long-term debt exposure as of June 30, 2007 are as follows (in thousands):

	Maturity						Total	Fair Value
	2008	2009	2010	2011	2012	2013 and thereafter
Secured long term loan and capital lease obligations	$5,744	$5,181	$4,551	$4,630	$7,529	$3,818	$31,453	$31,453
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%
The principal maturity and estimated value of our long-term debt exposure as of June 30, 2008 are as follows (in thousands):
	Maturity						Total	Fair Value
	2009	2010	2011	2012	2013	2014 and thereafter
Secured long term loans and capital lease obligations	$6,593	$8,605	$11,034	$7,825	$18,069	$3,558	$55,684	$55,684
Average interest rate	6.5%	6.2%	6.2%	6.2%	6.2%	7.1%	6.5%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2008.

Moss Adams LLP, an independent registered public accounting firm that audited the financial statements included in this report, has issued its attestation report, which appears below, on our management’s assessment of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

During fiscal 2008 we implemented Hyperion Financial Manager (HFM) software to enhance our worldwide consolidation of financial information. This software implementation is part of an ongoing effort to improve the overall efficiency and effectiveness of our financial reporting process. In connection with this implementation, we modified the design, operation and documentation of our internal control processes impacted by the new software.

There were no other changes in our internal control over financial reporting during fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OSI Systems, Inc.:

Hawthorne, California

We have audited OSI Systems, Inc. and subsidiaries, (the Company) internal control over financial reporting as of June 30, 2008, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, OSI Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of OSI Systems, Inc. and subsidiaries as of and for the year ended June 30, 2008, and our report dated August 28, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

MOSS ADAMS LLP

Los Angeles, California

August 28, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2008.

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

(c)  Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

OSI SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OSI Systems, Inc.:

We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and Subsidiaries as of June 30, 2007 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three years ended June 30, 2006, 2007 and 2008. Our audits also included the financial statement schedule listed in the index at Item 15 in Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSI Systems, Inc. and Subsidiaries as of June 30, 2007 and 2008, and the consolidated results of its operations and cash flows for the years ended June 30, 2006, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” which changed the Company’s method of accounting for pension and postretirement benefits as of June 30, 2007. As discussed in Notes 1 and 10 to the consolidated financial statements, effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OSI Systems, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

MOSS ADAMS LLP

Los Angeles, California

August 28, 2008

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,
	2007	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,980	$18,232
Accounts receivable	140,483	156,781
Other receivables	5,770	3,258
Inventories	120,174	144,807
Deferred income taxes	20,265	19,313
Prepaid expenses and other current assets	11,967	14,064

Total current assets	314,639	356,455
Property and equipment, net	48,051	47,191
Goodwill	50,286	60,408
Intangible assets, net	28,476	34,495
Other assets	10,031	9,092

Total assets	$451,483	$507,641

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$16,775	$18,657
Current portion of long-term debt	5,744	6,593
Accounts payable	60,524	75,320
Accrued payroll and related expenses	15,937	20,896
Advances from customers	16,734	6,746
Accrued warranties	7,443	11,597
Deferred revenue	7,548	7,414
Other accrued expenses and current liabilities	25,193	14,274

Total current liabilities	155,898	161,497
Long-term debt	25,709	49,091
Other long-term liabilities	13,849	17,804

Total liabilities	195,456	228,392

Minority interest	8,815	1,228
Commitment and contingencies (Note 11)
Shareholders’ Equity:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value—authorized, 100,000,000 shares; issued and outstanding, 17,086,989 and 17,740,057 shares at June 30, 2007 and 2008, respectively	207,260	224,581
Retained earnings	31,450	41,972
Accumulated other comprehensive income	8,502	11,468

Total shareholders’ equity	247,212	278,021

Total liabilities and shareholders’ equity	$451,483	$507,641

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2006	2007	2008
REVENUES	$452,686	$532,284	$623,088
COST OF GOODS SOLD	276,025	354,067	404,049

GROSS PROFIT	176,661	178,217	219,039

OPERATING EXPENSES:
Selling, general and administrative expenses	139,051	149,859	150,050
Research and development	35,839	44,446	45,361
Impairment, restructuring, and other charges	800	26,071	4,688

Total operating expenses	175,690	220,376	200,099

INCOME (LOSS) FROM OPERATIONS	971	(42,159)	18,940
OTHER INCOME (EXPENSE):
Other income	824	15,766	—
Interest expense, net	(1,291)	(4,069)	(4,469)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	504	(30,462)	14,471
PROVISION (BENEFIT) FOR INCOME TAXES	1,090	(12,876)	579
MINORITY INTEREST	(1,772)	(1,172)	(32)

NET INCOME (LOSS)	$(2,358)	$(18,758)	$13,860

EARNINGS (LOSS) PER SHARE:
Basic	$(0.14)	$(1.11)	$0.80

Diluted	$(0.17)	$(1.12)	$0.78

SHARES USED IN PER SHARE CALCULATION:
Basic	16,517	16,844	17,428

Diluted	16,517	16,844	17,735

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE YEARS ENDED JUNE 30, 2008

(in thousands, except share data)

	Common		Retained Earnings	Accumulated Other Comprehensive (loss) Income	Comprehensive (loss) Income	Total
	Number of Shares	Amount
BALANCE—June 30, 2005	16,193,239	$169,406	$52,566	$1,655	$—	$223,627
Exercise of stock options	246,025	1,652	—	—	—	1,652
Tax benefit of stock options exercised	—	133	—	—	—	133
Shares purchased under employee stock purchase program	74,250	1,229	—	—	—	1,229
Exercise of stock warrants	84,847	1,273	—	—	—	1,273
Stock buy back of subsidiary	—	(10)	—	—	—	(10)
Stock compensation expense	—	5,354	—	—	—	5,354
Issuance of subsidiary stock	—	18,715	—	—	—	18,715
Deferred tax on issuance of subsidiary stock	—	(4,054)	—	—	—	(4,054)
Comprehensive income (loss):
Net loss	—	—	(2,358)	—	(2,358)	(2,358)
Other comprehensive loss -translation adjustment	—	—	—	3,352	3,352	3,352
Reclassification of unrealized gain on securities—net of tax	—	—	—	(108)	(108)	(108)
Minimum pension liability adjustment —net of tax	—	—	—	142	142	142

Comprehensive income					$1,028

BALANCE—June 30, 2006	16,598,361	$193,698	$50,208	$5,041	$—	$248,947
Exercise of stock options	411,157	6,277	—	—	—	6,277
Tax benefit of stock options exercised	—	844	—	—	—	844
Shares purchased under employee stock purchase program	77,471	1,173	—	—	—	1,173
Stock compensation expense	—	5,268	—	—	—	5,268
Comprehensive income (loss):
Net loss	—	—	(18,758)	—	(18,758)	(18,758)
Other comprehensive loss—translation adjustment	—	—	—	4,405	4,405	4,405
Impact from implementation of SFAS 158 and minimum pension liability adjustment—net of tax	—	—	—	(944)	(944)	(944)

Comprehensive loss					$(15,297)

BALANCE—June 30, 2007	17,086,989	$207,260	$31,450	$8,502	—	$247,212
Adjustment to beginning retained earnings from adoption of FIN 48	—	—	(3,338)	—	—	(3,338)
Exercise of stock options and vesting restricted shares	340,642	5,807	—	—	—	5,807
Issuance of restricted shares	6,671	—	—	—	—	—
Net tax expense of stock options exercised or cancelled	—	(411)	—	—	—	(411)
Shares purchased under employee stock purchase program	65,908	1,296	—	—	—	1,296
Stock compensation expense	—	4,777	—	—	—	4,777
Shares issued for the purchase of Spacelabs Healthcare shares	239,847	5,898	—	—	—	5,898
Dividend distribution to minority interest shareholders	—	(46)	—	—	—	(46)
Comprehensive income (loss):
Net income	—	—	13,860	—	13,860	13,860
Other comprehensive loss -translation adjustment	—	—	—	3,276	3,276	3,276
Minimum pension liability adjustment —net of tax	—	—	—	(310)	(310)	(310)

Comprehensive income					$16,826

BALANCE—June 30, 2008	17,740,057	$224,581	$41,972	$11,468		$278,021

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,358)	$(18,758)	$13,860
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,190	17,828	19,342
Settlement of Spacelab purchase price dispute	—	(15,000)	—
Stock based compensation expense	5,354	5,268	4,777
Provision for losses on accounts receivable	2,792	1,862	335
Minority interest in net income of subsidiary	1,771	825	32
Equity in (earnings) losses of unconsolidated affiliates	(432)	11	(403)
Tax effect of exercise (cancellation) of stock options	133	844	(411)
Deferred income taxes	(3,704)	(22,682)	(4,887)
Non-cash impairment and restructuring charges	800	22,163	—
Other	(161)	327	124
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(31,674)	(15,602)	(15,127)
Other receivables	(4,263)	42	2,009
Inventories	(13,682)	6,250	(25,557)
Prepaid expenses and other current assets	3,451	6,948	(3,439)
Accounts payable	9,076	1,749	13,905
Accrued payroll and related expenses	647	776	3,539
Advances from customers	397	11,454	(10,052)
Accrued warranties	497	(779)	4,055
Deferred revenue	3,207	(2,968)	(20)
Other accrued expenses and current liabilities	1,768	(2,835)	(2,754)

Net cash used in operating activities	(12,191)	(2,277)	(672)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(16,020)	(15,257)	(12,117)
Proceeds from the sale of property and equipment	43	147	488
Acquisition of businesses—net of cash acquired	(311)	(23,107)	—
Buyback of subsidiary stock	—	(4,450)	(15,674)
Settlement of Spacelabs Healthcare purchase price dispute	—	15,000	—
Acquisition of intangible and other assets	(430)	(3,030)	(2,538)
Other	396	491	—

Net cash used in investing activities	(16,322)	(30,206)	(29,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) bank lines of credit	(4,928)	5,889	1,905
Proceeds from long-term debt	2,006	25,413	50,127
Payments on long-term debt	(484)	(4,501)	(25,140)
Net proceeds from (payments of) capital lease obligations	(293)	1,302	(1,138)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	4,152	7,657	7,216
Proceeds from issuance of subsidiary stock	26,280	—	—

Net cash provided by financing activities	26,733	35,760	32,970

EFFECT OF EXCHANGE RATE CHANGES ON CASH	956	(1,096)	(205)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(824)	2,181	2,252
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	14,623	13,799	15,980

CASH AND CASH EQUIVALENTS—END OF YEAR	$13,799	$15,980	$18,232

Supplemental disclosure of cash flow information:
Interest	$1,438	3,991	4,411
Income taxes	3,003	3,443	3,229
Supplemental disclosure of non-cash investing activities:
Equipment purchased under capital lease obligations	—	2,493	350
Buyback of subsidiary stock with Common Stock	—	—	5,898

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED JUNE 30, 2008

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—OSI Systems, Inc. and its subsidiaries (the Company) is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. The Company sells its products in diversified markets, including homeland security, healthcare, defense and aerospace.

The Company has three operating divisions: (a) Security, providing security inspection systems; (b) Healthcare, providing medical monitoring and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for the Security and Healthcare divisions as well as for applications in the defense and aerospace markets, among others.

Through its Security division, the Company designs, manufactures and markets security and inspection systems worldwide to end users primarily under the “Rapiscan Systems” trade name. Rapiscan Systems products are used for the non-intrusive inspection of baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband and to screen people. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems products fall into four categories: (a) baggage and parcel inspection, (b) cargo and vehicle inspection, (c) hold (checked) baggage screening and (d) people screening.

Through its Healthcare division, the Company designs, manufactures and markets patient monitoring, diagnostic cardiology and anesthesia systems worldwide to end users, primarily under the “Spacelabs” trade name. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians offices, medical clinics and ambulatory surgery centers. The Company’s Healthcare division also offers centralized cardiac safety core laboratory services in connection with clinical trials by or on behalf of pharmaceutical companies and clinical research organizations.

Through its Optoelectronics and Manufacturing division, the Company designs, manufactures and markets optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography, toll and traffic management systems, fiber optics, telecommunications, weapons simulation systems, gaming, office automation, computer peripherals and industrial automation. The Company sells optoelectronic devices primarily under the “OSI Optoelectronics” trade name and performs value-added manufacturing services primarily under the “OSI Electronics” trade name. This division provides products and services to original equipment manufacturers as well as to the Company’s own Security and Healthcare divisions. The Optoelectronics and Manufacturing division also designs toll and traffic management systems under the “OSI LaserScan” trade name and systems for measuring bone density under the “Osteometer” trade name.

Consolidation—The Consolidated Financial Statements include the accounts of OSI Systems, Inc. and its wholly-owned subsidiaries, and also include the accounts and operating results of Spacelabs Healthcare, OSI Electronics Pte Ltd and Opto Sensors Hong Kong Limited, less that portion of income or loss allocated to minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Spacelabs Healthcare Public Offering and Repurchase—In October 2005, Spacelabs Healthcare, Inc., a subsidiary composed of the business operations of the Company’s Healthcare division, completed an initial public offering of approximately 20% of its total issued and outstanding common stock. The Spacelabs Healthcare shares traded under the ticker symbol “SLAB” on the AIM (formerly known as the Alternative

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

Investment Market), a stock market administered by the London Stock Exchange. In the second quarter of fiscal 2007, the Company began repurchasing publicly-traded shares of Spacelabs Healthcare, increasing the Company’s ownership to 84% as of June 30, 2007. By December 31, 2007, the Company increased its ownership in Spacelabs Healthcare to 100% by repurchasing all remaining shares of Spacelabs Healthcare. During fiscal 2008, the Company spent approximately $15.8 million in cash and issued 240,000 shares of the Company’s Common Stock in exchange for the remaining outstanding Spacelabs Healthcare shares. At the time of issuance, the 240,000 shares of the Company’s Common Stock had a fair value of $5.9 million. Effective January 24, 2008, the Company cancelled Spacelabs Healthcare’s AIM listing. See Note 6 for additional discussion about the repurchase of the Spacelabs Healthcare shares.

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

Reclassifications—Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation, with no impact on Shareholders’ equity, net income (loss) or net cash flows from operating, investing or financing activities.

Cash Equivalents—The Company considers all highly liquid investments purchased with maturities of three months or less as of the acquisition date, to be cash equivalents.

Allowance for Doubtful Accounts—The allowance for doubtful accounts involves estimates based on management’s judgment, review of individual receivables and analysis of historical bad debts. The Company adjusts customer credit limits based upon each customer’s credit worthiness. The Company monitors collections and payments from its customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories—Inventories are generally stated at the lower of cost (first-in, first-out) or market. The Company writes down inventory for slow-moving and obsolete inventory based on assessments of future demands, market conditions and customers who may be experiencing financial difficulties. If these factors are less favorable than those projected, additional inventory write-downs may be required. As part of a global review of its operations, the Company assessed the value of certain technologies and product lines. As a result of this assessment, the Company impaired inventory by $10.3 million in fiscal 2007. See Note 7 for additional information about this write-down.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of the useful life of the asset or the lease term. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense.

Goodwill and Other Intangible Assets and Valuation of Long-Lived Assets—Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill is allocated to the Company’s segments based on the nature of the product line of the acquired entity. In accordance with Statement of Financial Accounting Standards No. 141, “Business

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is tested for impairment on an annual basis and earlier if there is an indicator of impairment. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. For purposes of SFAS 142, the Company has determined that it has four reporting units, consisting of the Security division, the Optoelectronics and Manufacturing division and two reporting units within the Healthcare division. The Company tests goodwill for impairment annually in its second fiscal quarter using a two-step process. First, the Company determines if the carrying amount of any of the reporting units within each of its divisions exceeds its fair value. It uses a discounted cash flows method to make this determination for its Security and Optoelectronics and Manufacturing divisions and it used a market value method for the reporting units within its Healthcare division (based on the market price of Spacelabs Healthcare common stock on the AIM). If these methods indicate a potential impairment of goodwill associated with any reporting unit, the Company then compares the implied fair value of the goodwill associated with the respective reporting unit to its carrying amount to determine if there is an impairment loss. There was no goodwill impairment for fiscal 2006, 2007 and 2008.

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

During fiscal 2007, the Company recognized non-cash impairment charges totaling $21.5 million relating to software development costs, core technology, developed technology, customer relationships/backlog and fixed assets. Of the $21.5 million impairment charge, the Company recognized $21.3 million within the Security division and $0.2 million within the Optoelectronics and Manufacturing division. See Note 7 for additional information about these impairment charges. There were no such impairments in fiscal 2006 or 2008.

Income Taxes—Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of the Company’s assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. On July 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. See Note 10 for additional information regarding the impact of FIN 48.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

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

Derivative Instruments—The Company may, from time to time, purchase foreign exchange contracts in order to attempt to reduce foreign exchange transaction gains and losses, or enter into interest rate swaps. As of June 30, 2006, the Company had a $25.4 million foreign currency forward contract outstanding to buy British pounds in anticipation of the acquisition of Del Mar Reynolds, a global manufacturer and distributor of cardiac monitoring systems. Transaction gains during fiscal 2006 included a $0.5 million gain related to this contract. In July 2006, the Company completed the Del Mar Reynolds acquisition and the foreign currency forward contract settled, resulting in a fiscal 2007 loss of $0.1 million related to this contract. As of June 30, 2008, no such foreign exchange contracts existed.

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

The Company undertakes projects that include the design, development and manufacture or fabrication of large complex cargo and vehicle inspection systems that are specially customized to customer’s specifications or that involve fixed site construction. Sales under such contracts are recorded under the percentage-of-completion method in accordance with Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Costs and estimated revenues are recorded as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Critical estimates made by management related to revenue recognition under the percentage-of-completion method include the estimation of costs at completion and the determination of the overall margin rate on the specific project. As of June 30, 2007, provisions for anticipated losses in contracts amounting to $0.8 million were recorded. As of June 30, 2006 and 2008, no such provisions were recorded.

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

FOR THE THREE YEARS ENDED JUNE 30, 2008

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

Stock-Based Compensation—Effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the modified-prospective-transition method. Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period for all share-based awards granted, modified or cancelled as of July 1, 2005. Prior to July 1, 2005, the Company accounted for its share-based awards under the recognition and measurement principles of APB 25 “Accounting for Stock issued to Employees” (APB 25) and its related interpretations and adopted the disclosure only provision of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, for fiscal years ending prior to July 1, 2005, no compensation cost was recognized for the employee stock option plan or employee stock purchase plan under the fair value recognition provisions of SFAS 123. See Employee Stock Plans at Note 9 to the Consolidated Financial Statements.

Restructuring charges—The Company periodically consolidates processes and facilities of its subsidiaries. The Company records the associated charges as restructuring charges and calculates them in the Consolidated Financial Statements in accordance with SFAS 144, and SFAS No. 146, “Accounting for Exit or Disposal Activities.” In fiscal 2006, 2007 and 2008, the Company consolidated manufacturing processes and facilities of certain businesses resulting in pre-tax restructuring charges of $0.8 million, $4.5 million and $4.7 million, respectively. See Note 7 for additional information about these restructuring charges.

Concentrations of Credit Risk—Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company restricts investments in cash equivalents to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s worldwide customer base. No individual customer accounted for more than 10% of accounts receivable as of June 30, 2007 or 2008 or revenues for the years ended June 30, 2006, 2007 or 2008. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. For cost, control and efficiency reasons, the Company at times purchases raw materials and subcomponents from a single vendor though it generally qualifies second sources for most of its raw materials and critical components or has identified alternative sources of supply.

Foreign Currency Translation—The Company transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income (AOCI) in the accompanying consolidated balance sheets. Transaction gains (losses) of approximately ($1.8) million, $0.4 million and $0.8 million, were included in the consolidated statement of operations for fiscal 2006, 2007 and 2008, respectively.

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

FOR THE THREE YEARS ENDED JUNE 30, 2008

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended June 30 (in thousands, except earnings per share data):

	2006	2007	2008
Net income (loss)	$(2,358)	$(18,758)	$13,860
Effect of dilutive interest in subsidiary stock	(380)	(57)	—

Income (loss) available to common shareholders	$(2,738)	$(18,815)	$13,860

Weighted average shares outstanding—basic	16,517	16,844	17,428
Dilutive effect of stock options and warrants	—	—	307

Weighted average of shares outstanding—diluted	16,517	16,844	17,735

Basic earnings (loss) per share	$(0.14)	$(1.11)	$0.80

Diluted earnings (loss) per share	$(0.17)	$(1.12)	$0.78

As of June 30, 2006, 2007 and 2008, approximately 3.0 million, 2.6 million and 0.4 million, respectively, of potentially dilutive shares associated with stock options and stock warrants, collectively, were not included in diluted earnings per common share calculations because to do so would have been antidilutive.

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

Provision for Warranties (in thousands)
Balance on June 30, 2005	$6,641
Additions	6,609
Reductions for warranty repair costs	(6,026)

Balance on June 30, 2006	7,224
Additions	3,798
Increase as a result of acquisitions	439
Reductions for warranty repair costs	(4,018)

Balance on June 30, 2007	7,443
Additions	7,709
Reductions for warranty repair costs	(3,555)

Balance on June 30, 2008	$11,597

New Accounting Pronouncements—In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that this statement will have on its Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of SFAS No. 115,” (SFAS 159). SFAS 159 allows companies to elect to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been chosen are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, that this statement will have on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). The new standard changes the accounting and reporting of noncontrolling interests, which have historically been referred to as minority interests. SFAS 160 requires that noncontrolling interests be presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity, and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest will continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. Upon a loss of control, the interest sold, as well as any interest retained, will be measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, the acquiring company will recognize at fair value, 100% of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The new standard will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company has not yet determined the impact, if any, that this statement will have on its Consolidated Financial Statements and will adopt the standard at the beginning of fiscal 2010.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). The new standard changes the accounting for business combinations in a number of significant respects. The key changes include the expansion of transactions that will qualify as business combinations, the capitalization of in-process research and development (IPR&D) as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition costs, the expensing of costs associated with restructuring the acquired company, the recognition of contingent consideration at fair value on the acquisition date, and the recognition of post-acquisition date changes in deferred tax asset valuation allowances and acquired income tax uncertainties as income tax expense or benefit. SFAS 141(R) is effective for business combinations that close in years beginning on or after December 15, 2008, with early adoption prohibited. The Company has not yet determined the impact, if any, that this statement will have on its Consolidated Financial Statements and will adopt the standard at the beginning of fiscal 2010.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company believes that SFAS 162 will have no effect on our financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

2.    BUSINESS COMBINATIONS

Del Mar Reynolds Acquisition—In July 2006, the Company’s Healthcare division completed the acquisition of the Del Mar Reynolds cardiology division of Ferraris Group PLC. This acquisition expands the portfolio of products that the Company’s Healthcare division offers to the hospital market with the addition of cardiac monitoring systems. Del Mar Reynolds also maintained a core laboratory business that provides clinical trial services to pharmaceutical companies and to clinical research organizations.

Pursuant to the terms of the acquisition agreement, the Company’s Healthcare division made an initial cash payment of $25.9 million, subject to a working capital adjustment and to an adjustment of plus or minus $1.9 million based upon revenue and earnings results for Del Mar Reynolds for the 13-month period ending September 30, 2006. In September 2006, Ferraris Group PLC paid back $1.7 million in connection with a purchase price adjustment related to working capital and in November 2006, it paid an additional $1.9 million as a result of the failure of Del Mar Reynolds to meet certain revenue and earnings results for the 13-month period ending September 30, 2006.

The results of operations for Del Mar Reynolds have been included in the Consolidated Financial Statements as of the date of acquisition. The total cost of the acquisition was as follows (in thousands):

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

$22,139

A history of operating margins and profitability, a strong scientific employee base and operations in an attractive market niche were among the factors that contributed to a purchase price resulting in the recognition of goodwill. In-process research and development costs acquired were expensed during fiscal 2007, and are included in research and development costs. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility and which have no alternative future use.

During fiscal 2007 and 2008, the Company paid $1.2 million and $1.4 million, respectively, in connection with severance charges, relocation costs and rent obligations as part of the integration of these business operations. As of June 30, 2007, the Company had accrued $2.4 million for additional payments of such amounts. These amounts are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. As of June 30, 2008, no accrual remains on the books of the Company related to such charges.

During fiscal 2007, the Company completed another acquisition that was not material to the overall Consolidated Financial Statements and the results of the operations have been included in the accompanying Consolidated Financial Statements from the date of the acquisition.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

Spacelabs Acquisition—In March 2004, the Company completed the acquisition from Instrumentarium Corporation, a subsidiary of General Electric Company (GE), of certain capital stock and assets constituting substantially all of the business operations of Spacelabs Medical. The acquisition price was approximately $47.9 million in cash (net of cash acquired), including acquisition costs. In March 2007, the Company settled a dispute regarding the purchase and received $15 million. The receipt of this amount has been recorded as Other Income in the Consolidated Statement of Operations for fiscal 2007.

3.    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	June 30,
	2007	2008
Trade receivables	$138,960	$158,326
Receivables related to long term contracts—unbilled costs and accrued profit on progress completed	3,525	758

Total	142,485	$159,084
Less: allowance for doubtful accounts	(2,002)	(2,303)

Accounts receivable, net	$140,483	$156,781

The unbilled costs and accrued profit at June 30, 2008 are expected to be entirely billed and collected during fiscal 2009.

4.    INVENTORIES

Net inventory consisted of the following (in thousands):

	June 30,
	2007	2008
Raw materials	$64,652	$70,339
Work-in-process	25,304	35,326
Finished goods	30,218	39,142

Total	$120,174	$144,807

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

5.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	Estimated Useful Lives	June 30,
		2007	2008
Land	N/A	$6,277	$6,246
Buildings	10-20 years	8,085	8,233
Leasehold improvements	2-10 years	8,511	10,068
Equipment and tooling	3-8 years	46,642	51,280
Furniture and fixtures	3-10 years	5,233	5,243
Computer equipment	2-5 years	14,760	15,856
Computer software	3-10 years	8,785	11,500

Total		98,293	108,426
Less accumulated depreciation and amortization		(50,242)	(61,235)

Property and equipment, net		$48,051	$47,191

During fiscal 2006, 2007 and 2008, depreciation expense was approximately $10.6 million, $13.6 million and $15.6 million, respectively. Included in computer equipment and equipment and tooling are approximately $3.3 million and $2.5 million of assets under capital leases as of June 30, 2007 and 2008, respectively, net of accumulated depreciation.

6.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal 2007 and 2008 are as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated
Balance as of June 30, 2006	$16,732	$5,990	$6,344	$29,066
Goodwill acquired during the period	—	20,100	507	20,607
Foreign currency translation adjustment	253	353	7	613

Balance as of June 30, 2007	16,985	26,443	6,858	50,286
Goodwill acquired during the period	49	9,155	292	9,496
Foreign currency translation adjustment	658	(29)	(3)	626

Balance as of June 30, 2008	$17,692	$35,569	$7,147	$60,408

Goodwill acquired during fiscal 2008 primarily resulted from the repurchase of all outstanding shares of Spacelabs Healthcare stock previously owned by minority shareholders, whereby the preliminary allocation of the purchase price in excess of the book value of the minority interest was recorded as follows (in thousands):

Goodwill	$9,155
Developed technology	2,219
Customer relationships	1,442
Trademarks	3,994
Deferred taxes	(2,679)

Total excess purchase price	$14,131

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

Intangible assets subject to amortization consisted of the following (in thousands):

	Weighted Average Lives	June 30, 2007			June 30, 2008
		Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$4,177	$2,115	$2,062	$6,265	$2,634	$3,631
Patents	9 years	423	259	164	451	298	153
Core technology	10 years	2,701	648	2,053	2,684	911	1,773
Developed technology	13 years	15,068	3,809	11,259	17,276	5,430	11,846
Customer relationships/ backlog	7 years	8,146	2,429	5,717	9,582	3,697	5,885

Total amortizable assets		30,515	9,260	21,255	36,258	12,970	23,288
Non-amortizable assets:
Trademarks		7,221	—	7,221	11,207		11,207

Total intangible assets		$37,736	$9,260	$28,476	$47,465	$12,970	$34,495

Amortization expense for the fiscal 2006, 2007 and 2008 was $3.6 million, $4.2 million and $3.7 million, respectively. Future acquisitions could cause these amounts to increase. In addition, if impairment events occur, they could accelerate the timing of purchased intangible asset charges. At June 30, 2008, estimated future amortization expense was as follows (in thousands):

2009	$4,009
2010	3,906
2011	3,903
2012	3,163
2013	2,334
2014 and thereafter	5,973

Total	$23,288

Software development costs for software products to be licensed to others, incurred before establishing technological feasibility, are charged to operations. Software development costs incurred after establishing technological feasibility and purchased software costs are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of sales, is the greater of: (i) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product. During fiscal 2006, 2007 and 2008, the Company capitalized software development costs in the amount of $0.2 million, $0.4 million and $1.9 million, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

7.    IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

During fiscal 2007, the Company conducted a global review of its operations. This review included assessments of the Company’s product lines and their economic viability, resulting in management’s decision to discontinue several products. As a result, identifiable intangible and fixed assets related to these products were tested for impairment and were deemed to be permanently impaired, whereby the Company recorded impairment charges of $21.5 million. Further, it was determined that the abandonment of certain product lines required that $10.3 of inventory charges be recorded to reduce inventory levels to the lower of cost or market. Of the $21.5 million of impairment charges, $21.3 million was recorded within the Company’s Security division and $0.2 million was recorded within the Optoelectronics and Manufacturing division. Of the $10.3 million of inventory charges, $9.9 million was recorded within the Company’s Security division and $0.4 million was recorded within the Optoelectronics and Manufacturing division. Such inventory charges are reflected in cost of goods sold in the condensed Consolidated Financial Statements. Asset impairments were calculated in accordance with SFAS 144 as discussed in Note 1.

The following table summarizes the impairment, restructuring and other charges (in thousands):

	Year Ended June 30,
	2006	2007	2008
Impairment of intangible assets:
Software development costs	$—	$169	$—
Core technology	—	5,874	—
Developed technology	—	14,462	—
Customer relationships/backlog	—	280	—
Impairment of fixed assets	—	757	—
Restructuring charges	800	4,529	4,688

Total impairment and restructuring charges	800	26,071	4,688

Inventory charges	—	10,301	—

Total charges	$800	$36,372	$4,688

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

In fiscal 2007, the Company initiated a series of restructuring activities which were intended to realign the Company’s global capacity and infrastructure with demand by its customers and thereby improve operational efficiencies. These activities included reducing excess workforce and capacity and consolidating and relocating certain manufacturing facilities. These activities resulted in restructuring charges of $4.5 million in 2007 and $4.7 million in 2008. The following table analyzes the key components of these restructuring activities throughout 2007 and 2008:

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Consolidated
Expensed during the year
Facility closure	$1,837	$82	$193	$—	$2,112
Unamortized loan costs	—	410	—	212	622
Employee termination costs	121	1,304	370	—	1,795

Total expensed during year	1,958	1,796	563	212	4,529
Paid during the year	1,304	1,595	392	212	3,503

Accrued balance as of June 30, 2007	654	201	171	—	1,026

Expensed during the year
Facility closure	890	1,145	78	—	2,113
Employee termination costs	1,413	813	349	—	2,575

Total expensed during year	2,303	1,958	427	—	4,688
Paid during the year	2,633	1,340	577	—	4,550

Accrued balance as of June 30, 2008	$324	$819	$21	$—	$1,164

8.    LINE-OF-CREDIT BORROWINGS AND DEBT

In July, 2007, the Company entered into a credit agreement with certain lenders. The agreement provided for an $89.5 million credit facility, which was subsequently increased to $124.5 million in June 2008. The new credit agreement replaced former U.S. dollar credit agreements, which were repaid and terminated simultaneously with the close of the new agreement. The new credit agreement consists of a $74.5 million five-year revolving credit facility, including a $45 million sub-limit for letters-of-credit, and a $50 million five-year term loan. Borrowings under this facility bear interest at either (a) the U.S. dollar-based London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (b) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on the Company’s consolidated leverage ratio. As of June 30, 2008, the effective weighted average interest rate under the credit agreement was 5.0% per annum. Borrowings under the credit agreement are guaranteed by substantially all of the direct and indirect wholly-owned subsidiaries of the Company and are secured by substantially all of its assets and by the assets of its subsidiaries. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of June 30, 2008, $47.8 million was outstanding under the term loan, $14.0 million was outstanding under the revolving credit facility, and $3.6 million was outstanding under the letter-of-credit facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of June 30, 2008, the total amount available under these various credit facilities was $34.8 million with a total cash borrowing sub-limit of $8.7 million, of which $4.7 million was outstanding at June 30, 2008. The weighted average interest rate of these facilities was 7.1% per annum at June 30, 2008.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

In December 2004, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period, with quarterly installments of £34,500 (approximately $69,000 as of June 30, 2008). The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of June 30, 2008, $4.5 million remained outstanding under this loan at an interest rate of 7.2% per annum.

Long-term debt consisted of the following at June 30 (in thousands):

	2007	2008
Five-year term loan due in 2012	$21,782	$—
Five-year term loan due in 2013	—	47,763
Twenty-year term loan due in 2024	4,846	4,539
Capital leases	3,334	2,193
Other	1,491	1,189

	31,453	55,684
Less current portion of long-term debt	5,744	6,593

Long-term portion of debt	$25,709	$49,091

Fiscal year principal payments of long-term debt as of June 30, 2008 are as follows (in thousands):

2009	$6,593
2010	8,605
2011	11,034
2012	7,825
2013	18,069
2014 and thereafter	3,558

Total	$55,684

9.    STOCK-BASED COMPENSATION

As of June 30, 2008, the Company maintained one significant stock-based compensation plan – the 2006 Equity Participation Plan of OSI Systems (OSI Plan). The OSI Plan allows for the issuance of restricted stock and the granting of stock options. As of June 30, 2007 the Company had maintained three significant plans: (a) the OSI Plan, (b) the 2005 Equity Participation Plan of Spacelabs Healthcare (Spacelabs Plan) and (c) the 2006 Equity Participation Plan of Rapiscan Systems Holdings, Inc. (Rapiscan Plan). However, during fiscal 2008, the Company converted all of the options outstanding under the Spacelabs Plan and Rapiscan Plan into options under the OSI Plan. Specifically, all outstanding Spacelabs Options were converted in December 2007 and all Rapiscan Options were converted in March 2008. The methodology used for such conversions provided equivalent fair values under the OSI Plan. Therefore, no additional compensation expense was incurred by the Company as a result of these conversions. As of June 30, 2008, there were no outstanding options under either the Spacelabs Plan or the Rapiscan Plan.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

The Company recorded stock-based-compensation expense in accordance with SFAS No. 123(R) “Share-Based Payment” (SFAS 123(R)) for the years ended June 30, 2006, 2007 and 2008 in the consolidated statement of operations as follows (in thousands):

	2006	2007	2008
Cost of goods sold	$418	$306	$215
Selling, general and administrative	4,463	4,639	4,331
Research and development	473	323	231

Stock based compensation expense before taxes	5,354	5,268	4,777
Related income tax benefit	1,265	1,389	1,504

Stock based compensation expense, net of estimated taxes	$4,089	$3,879	$3,273

As of June 30, 2008, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted amounted to $3.4 million for stock options and $3.3 million for restricted stock under the OSI Plan. The Company expects to recognize these costs over a weighted-average period of 1.6 years with respect to the options and 3.4 years for grants of restricted stock.

Employee Stock Purchase Plan—The Company has an employee stock purchase plan under which eligible employees may purchase a limited number of shares of Common Stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the three years ended June 30, 2006, 2007 and 2008, employees purchased 74,250, 77,471 and 65,908 shares, respectively. As of June 30, 2008, there were 133,067 shares of the Company’s Common Stock available for issuance under the plan.

Stock Option Plans

OSI Plan—Under the OSI Plan, the Company is authorized to grant up to 5,350,000 shares of Common Stock in the form of incentive options, nonqualified options or restricted stock. Under the plan, the exercise price of nonqualified options may not be less than 85% of the fair market value of the Company’s Common Stock on the date of grant. The exercise price of incentive stock options may not be less than the fair market value of the Company’s Common Stock at the date of grant. The exercise price of incentive stock options granted to individuals who own more than 10% of the Company’s voting stock may not be less than 110% of the fair market value of the Company’s Common Stock on the date of grant.

Staff Accounting Bulletin No. 110 (SAB 110) provides the views of the Securities and Exchange Commission regarding valuation of share-based payments pursuant to SFAS 123(R). With respect to volatility, SAB 110 clarifies that no single method of estimating volatility is proper under all circumstances and that to the extent a company can derive implied volatility based on the trading of its financial instruments on a public market, it may be appropriate to use both implied and historical volatility in its assumptions. The Company has certain financial instruments that are publicly traded from which the Company can derive the implied volatility. Therefore, the Company used implied and historical volatility for valuing its stock options. The Company believes that implied and historical volatility is a better indicator of expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

The Company determined the fair value of options issued during fiscal 2006, 2007 and 2008 as of the date of the grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2007	2008
Expected dividend	0%	0%	0%
Risk-free interest rate	4.6%	4.9%	4.1%
Expected volatility	42.8%	42.3%	40.5%
Expected life (in years)	3.8	4.0	4.1

The following summarizes stock option activity for fiscal years 2006, 2007 and 2008:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2005	1,775,148	$16.41
Granted	354,000	18.54
Exercised	(246,025)	7.66
Expired or cancelled	(73,916)	17.51
Converted out of Plan	(30,529)	20.25

Outstanding at June 30, 2006	1,778,678	17.93
Granted	149,500	18.28
Exercised	(411,157)	15.26
Expired or cancelled	(184,892)	19.08

Outstanding at June 30, 2007	1,332,129	18.63
Granted	279,000	20.95
Converted from Spacelabs Plan	456,226	19.69
Converted from Rapiscan Plan	622,309	17.06
Exercised	(340,642)	16.62
Expired or cancelled	(58,026)	21.20

Outstanding at June 30, 2008	2,290,996	$18.93	3.0 years	$6,592

Exercisable at June 30, 2008	1,347,008	$18.64	2.1 years	$4,053

The per-share weighted-average grant-date fair value of stock options granted under the OSI Plan was $7.04, $7.13 and $7.74 for fiscal 2006, 2007 and 2008, respectively. The total intrinsic value of options exercised during fiscal 2008 was $2.7 million.

In fiscal 2006, the Company converted 30,529 options under the OSI Plan into 1,065,680 options under a then-existing plan known as the 2004 Spacelabs Medical Stock Option Plan. Under the 2004 Spacelabs Medical Stock Option Plan, the Company was authorized to grant up to 12,500,000 shares of Spacelabs Medical common stock in the form of nonqualified options. On March 6, 2006, all 9,485,621 outstanding options under the 2004 Spacelabs Medical Stock Option Plan were converted into options under the Spacelabs Plan. As a result of the conversion, additional compensation expense of approximately $0.4 million was recognized in fiscal 2006.

In fiscal 2008, the Company converted 5,900,385 options under the Spacelabs Plan into 456,226 options under the OSI Plan and converted 7,221,000 options under the Rapiscan Plan into 622,309 options under the OSI Plan. In both of these cases, no additional compensation expense was required to be recorded.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

Restricted Stock Awards—Under the OSI Plan, the Company issued 202,700 restricted shares during fiscal 2008. There were no restricted shares issued prior to fiscal 2008.

A summary of restricted stock award activity for the periods indicated was as follows:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2007	—	$—
Granted	202,700	23.01
Vested	(14,982)	22.59
Forfeited	(250)	23.18

Nonvested at June 30, 2008	187,468	$23.04

The per-share weighted average grant-date fair value of restricted stock granted under the OSI Plan was $23.01. The total fair value of shares vested during fiscal 2008 was $0.3 million.

As of June 30, 2008, there were 1,062,004 shares available for grant under the OSI Plan. Under the terms of the OSI Plan, no more than 797,050 of these shares may be granted in the form of restricted stock.

Spacelabs Plan—The Company established the Spacelabs Plan in October 2005, under which it authorized the grant of up to 10,000,000 shares of Spacelabs Healthcare common stock.

The Company estimated the fair value of each option award as of the date of grant using a Black-Scholes option pricing model that used assumptions detailed in the table below. The Company based expected volatilities on the historical volatilities of the publicly traded common stock of a select peer group of companies that are similar to Spacelabs Healthcare. The Company determined the expected term assumption under the “Simplified Method,” as defined in SAB 107, as it lacks historical data and is unable to make reasonable expectations regarding future exercise patterns. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The Company determined the fair value of the options issued during the year ended June 30, 2006, 2007 and 2008 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2007	2008
Expected dividend	0%	0%	0%
Risk-free interest rate	4.6%	4.5%	4.4%
Expected volatility	44.2%	37.8%	36.7%
Expected life (in years)	3.6	3.6	3.6

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

The following table summarizes the Spacelabs Plan’s stock option activities for the years ended June 30, 2006, 2007 and 2008:

	Number of Options	Weighted- Average Exercise Price

Outstanding at June 30, 2005	—	—
Granted	390,000	$2.46
Converted into OSI Plan	5,215,452	1.29
Exercised	(2,543)	1.05
Expired or cancelled	(128,790)	1.14

Outstanding at June 30, 2006	5,474,119	1.37
Granted	997,200	2.11
Exercised	(282,682)	1.10
Expired or cancel	(327, 087)	1.43

Outstanding at June 30, 2007	5,861,550	1.50
Granted	363,000	1.69
Exercised	(130,831)	1.06
Expired or cancelled	(193,334)	1.70
Converted to OSI Plan	(5,900,385)	1.52

Outstanding at June 30, 2008	—	$—

The per-share weighted-average grant-date fair value of stock options granted under the Spacelabs Plan was $1.00, $0.72 and $0.56 for the three years ended June 30, 2006, 2007 and 2008, respectively. There were no options granted prior to fiscal 2006. The intrinsic value of option exercises under the Spacelabs Plan during fiscal 2008 was $ 0.1 million.

In fiscal 2008, the Company converted 5,900,385 options under the Spacelabs Plan into 456,226 options under the OSI Plan. At the time of this conversion, no additional compensation expense was recognized. The Company does not expect to make any future grants under the Spacelabs Plan.

Rapiscan Plan—The Company established the Rapiscan Plan in January 2006, under which it authorized the grant of up to 10,000,000 shares of Rapiscan Systems Holdings common stock.

The Company estimated the fair value of each option award as of the date of grant using a Black-Scholes option pricing model that used assumptions detailed in the table below. The Company based expected volatilities on the historical volatilities of the publicly traded common stock of a select peer group of companies that were similar to Rapiscan Systems Holdings. The Company has determined the expected term assumption under the “Simplified Method” as defined in SAB 107, as it lacks historical data and is unable to make reasonable expectations regarding future exercise patterns. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

The Company determined the fair value of the options issued during the years ended June 30, 2006, 2007 and 2008 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2007	2008
Expected dividend	0%	0%	0%
Risk-free interest rate	4.7%	4.7%	2.3%
Expected volatility	43.1%	37.2%	39.7%
Expected life (in years)	3.6	3.6	3.6

The following table summarizes the Rapiscan Plan’s stock option activities for the year ended June 30, 2006, 2007 and 2008:

	Number of Options	Weighted- Average Exercise Price

Outstanding at June 30, 2005	—	—
Granted	5,048,000	$1.42
Exercised	—	—
Expired or cancelled	—	—

Outstanding at June 30, 2006	5,048,000	1.42
Granted	2,913,000	1.55
Exercised	—	—
Expired or cancelled	(198,750)	1.43

Outstanding at June 30, 2007	7,762,250	1.47
Granted	93,000	1.70
Exercised	(83,750)	1.42
Expired or cancelled	(550,500)	1.44
Converted to OSI Plan	(7,221,000)	1.47

Outstanding at June 30, 2008	—	$—

The per-share weighted-average grant-date fair value of stock options granted under the Rapiscan Plan was $0.43, $0.47 and $0.55 for the year ended June 30, 2006, 2007 and 2008, respectively. There were no options granted prior to fiscal 2006. The intrinsic value of option exercises under the Rapiscan Plan during fiscal 2008 was immaterial.

In fiscal 2008, the Company converted 7,221,000 options under the Rapiscan Plan into 622,309 options under the OSI Plan. At the time of this conversion, no additional compensation expense was recognized. The Company does not expect to make any future grants under the Rapiscan Plan.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

10.    INCOME TAXES

On July 1, 2007, the Company adopted FIN 48. The cumulative effect of applying FIN 48 to the Company has been recorded as a decrease of $3.3 million to retained earnings, an increase of $2.4 million to deferred tax asset and an increase of $6.2 million to deferred tax liability.

As of July 1, 2007 and June 30, 2008, the total amount of gross unrecognized tax benefits was $6.2 million and $6.5 million, respectively. Of this total, $2.7 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes potential interest and penalties related to income tax matters in income tax expense. As of June 30, 2008, the Company has $1.4 million accrued for the payment of interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands).

Balance as July 1, 2007	$6,152
Change in tax positions of current year	363

Balance at June 30, 2008	$6,515

The Company conducts business globally and, as a result, one or more of the Company’s subsidiaries file income tax returns in the U.S. federal jurisdiction and multiple states, local and foreign jurisdictions. The Company is no longer subject to U.S. federal IRS audit for years prior to 2004. With limited exception, the Company’s operations in state and foreign tax jurisdictions are no longer subject to audit by the respective tax authorities for tax years prior to 1998.

The following is a geographical breakdown of income (loss) before the provision (benefit) for income taxes (in thousands):

	2006	2007	2008
Pre-tax loss:
United States	$(6,533)	$(40,781)	$665
Foreign	7,037	10,319	13,806

Total pre-tax income (loss)	$504	$(30,462)	$14,471

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	2006	2007	2008
Current:
Federal	$1,437	$(4,920)	$2,284
State	504	(641)	(817)
Foreign	2,548	5,882	2,190

Total current provision	4,489	321	3,657
Tax effect of stock option benefits	133	844	171
Change in valuation allowance	201	(172)	(1,878)
Deferred	(3,733)	(13,869)	(1,371)

Total provision (benefit) for income taxes	$1,090	$(12,876)	579

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time. At June 30, 2008, undistributed earnings of the foreign subsidiaries amounted to approximately $42 million. It is not practical to determine the amount of income or withholding tax that would be payable upon the remittance of these earnings.

In fiscal 2006, the Company realized a gain in the amount of $18.7 million from the sale of a 20% interest in Spacelabs Healthcare. For income tax purposes, the gain was deferred under provisions of the Internal Revenue Code and the regulations thereunder. At the time, the Company could not determine conclusively that the deferral would be indefinite under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and, accordingly, the Company recorded a deferred tax liability in the amount of $4.0 million. Thereafter, the Company continued to assess its interest in Spacelabs Healthcare and whether the deferred gain would be recognized for tax purposes, but did not determine conclusively that the deferral would be indefinite. As a result, the Company adjusted the deferred tax liability for subsequent book/tax basis differences in its remaining interest in Spacelabs Healthcare for periods subsequent to the disposition. As of December 31, 2007, the deferred tax liability was $4.3 million, which represented the original deferred tax gain plus subsequent book/tax basis differences in the Company’s remaining interest in Spacelabs Healthcare. However, following the repurchase of all outstanding shares of Spacelabs Healthcare (see Note 1), and other operating factors, the Company reconsidered its investment holding strategy for Spacelabs Healthcare and concluded that the original gain plus subsequent book/tax basis adjustments in the Company’s interest in Spacelabs Healthcare will be deferred indefinitely under SFAS 109 and in accordance with the Internal Revenue Code and the regulations thereunder. Accordingly, the deferred tax liability is no longer required, resulting in a benefit to the deferred tax provision of $4.3 million during fiscal 2008.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

Deferred income tax assets (liabilities) consisted of the following (in thousands):

	June 30,
	2007	2008
Deferred income tax assets:
State income tax credit carryforwards	$2,971	$1,432
Federal income tax credit carryforwards	2,369	—
Net operating loss carryforwards	5,616	5,583
Revitalization zone deductions	967	834
Allowance for doubtful accounts	977	991
Inventory reserve	6,802	7,172
Inventory capitalization	2,841	4,348
Accrued liabilities	3,388	4,391
FIN 48 liability	—	2,435
Other assets	13,818	12,254

Total deferred income tax assets	39,749	39,440
Valuation allowance	(2,416)	(4,294)

Net deferred income tax assets	37,333	35,146

Deferred income tax liabilities:
Depreciation	(1,779)	(143)
State income taxes	(1,775)	(1,738)
Amortization of intangible assets	(8,470)	(10,391)
Spacelabs minority interest	(4,276)	—
Other liabilities	(898)	(316)

Total deferred income tax liabilities	(17,198)	(12,588)

Net deferred tax asset	$20,135	$22,558

As of June 30, 2008, the Company had federal net operating loss carry forwards of approximately $5.8 million and state net operating loss carry forwards of $0.3 million. The Company’s federal net operating losses will begin to expire in the tax year ending June 30, 2018, and are subject to limitations on their utilization. As of June 30, 2008, the Company had state tax credit carry forwards, including research and development and revitalization zone credits, of approximately $2.3 million. As of June 30, 2008, the Company had no federal tax credit carry forwards. The Company’s state tax credit carry forwards will begin to expire in the tax year ending June 30, 2011.

The Company has established a valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting For Income Taxes.” The valuation allowance relates to the net operating loss of foreign subsidiaries, net operating loss subject to Separate Return Limitation Year rules, an unrealized capital loss related to a write-down of an equity investment and revitalization zone credits. The Company reviews the adequacy of valuation allowances and releases the allowances when it is determined that it is more likely than not that the benefits will be realized.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	June 30,
	2006	2007	2008
Provision (benefit) for income taxes at federal statutory rate	35.0%	(35.0)%	35.0%
State income taxes and credits—net of federal benefit	66.7	(3.5)	2.2
Research and development tax credits	—	(1.7)	(2.0)
Foreign tax credits	—	—	(1.0)
Subpart F income	44.6	1.0	5.8
Homeland Investment Act Dividend	327.9	—	—
SFAS 123(R) stock options adjustment	146.4	(0.6)	1.4
Foreign income subject to tax at other than federal statutory rate	(383.9)	(7.8)	(25.8)
Nondeductible expenses	126.3	1.1	2.7
Other	(6.7)	2.2	0.7
Change in valuation allowance	39.8	2.0	12.3
Favorable determination of income tax contingencies	(179.8)	—	—
Reversal of Spacelabs deferred tax liability	—	—	(29.6)
FIN 48 reserve	—	—	2.3

Effective income tax rate	216.3%	(42.3)%	4.0%

11.    COMMITMENTS AND CONTINGENCIES

The following is a summary of commitments as of June 30, 2008 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Total debt (excluding capital lease obligations)	$53,491	$5,753	$18,286	$25,894	$3,558
Capital lease obligations	$2,193	$840	$1,353	$—	$—
Operating leases	$47,598	$11,451	$17,263	$11,961	$6,923
Defined benefit plan obligation	$8,101	$479	$775	$3,089	$3,758

Operating Leases—The Company leases facilities and certain equipment under various operating lease agreements. Certain leases provide for periodic rent increases and may contain escalation clauses and renewal options. Rent expense totaled $9.7 million, $11.6 million and $10.0 million for fiscal years 2006, 2007 and 2008, respectively.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

In August 2002, the Company purchased a minority equity interest in CXR, a U.K.-based research and development company that develops real time tomography systems. In June 2004, the Company increased its equity interest in CXR to approximately 75% and in December 2004 the Company acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest the Company has agreed to make certain royalty payments based on sales of CXR’s products. As of June 30, 2008, no royalty payments have been earned or paid.

In January 2004, the Company completed the acquisition of ARACOR (since renamed Rapiscan Laboratories). During the seven years following the acquisition, contingent consideration of up to $30 million is payable based on its net revenues of certain products and services, provided certain requirements are met. As of June 30, 2008, no contingent consideration has been earned or paid.

In July 2006, the Company completed another acquisition that was not material to the overall Consolidated Financial Statements. The Company paid $0.3 million as an earn-out in fiscal 2008 and expects to make another $0.3 million payment in fiscal 2009 as a final contingent consideration payment.

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

FOR THE THREE YEARS ENDED JUNE 30, 2008

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

Legal Proceedings—In November 2002, L-3 Communications Corporation brought suit against the Company in the District Court for the Southern District of New York seeking a declaratory judgment that L-3 Communications Corporation had not breached its obligations to us concerning the acquisition of PerkinElmer’s Security Detection Systems Business. The Company asserted counterclaims against L-3 Communications Corporation for, among other things, fraud and breach of fiduciary duty. In May 2006, the jury in the case returned a verdict in the Company’s favor and awarded the Company $125 million in damages. The jury found that L-3 Communications Corporation had breached its fiduciary duty to the Company and had committed fraud. The jury awarded the Company $33 million in compensatory damages and $92 million in punitive damages. In addition, the jury also found that the Company had breached a confidentiality agreement and awarded L-3 Communications Corporation nominal damages of one dollar. On June 27, 2008, the United States Court of Appeals for the Second Circuit issued a summary order reversing in part, and vacating in part, the judgment of the district court, and remanding the case to the district court for further proceedings. The Second Circuit held that L-3 did not owe the Company a fiduciary duty as a matter of law and reversed the judgment of the district court on our claims for breach of fiduciary duty and constructive fraud. The Second Circuit vacated the judgment of the district court on the Company’s claim for actual fraud, and remanded that claim to the district court for further proceedings.

The Company is also involved in various other claims and legal proceedings arising out of the ordinary course of business. In the Company’s opinion after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on its financial position, future results of operations, or cash flows. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company has not accrued for loss contingencies relating to such matters because the Company believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s results of operations, financial position and/or liquidity could be material.

12.    SHAREHOLDERS’ EQUITY

Stock Repurchase Program

The Company’s Board of Directors has authorized a series of Common Stock repurchase programs. During fiscal 2006, 2007 and 2008, no shares were repurchased under these programs. At June 30, 2008, 1,330,973 shares were available for repurchase under the stock repurchase programs. The Company generally retires the treasury shares as they are repurchased and records the repurchase as a reduction in common shares in the accompanying Consolidated Financial Statements.

Warrants

In December 2001, the Company issued and sold an aggregate of 2,070,000 shares of Common Stock in a private placement to institutional investors and received net proceeds of $38.3 million. As part of the transaction,

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

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

During fiscal 2006, 84,847 warrants were exercised resulting in net proceeds to the Company of approximately $1.3 million. During fiscal 2007 and 2008, respectively, no warrants were exercised.

The following summarizes the warrants outstanding as of June 30, 2008:

Exercise Prices	Warrants Outstanding	Remaining Contractual Life (Years)
$23.47	621,000	0.45
$21.22	281,250	1.31
$27.73	337,500	2.92

13.    Related-Party Transactions

In 1994, the Company, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company owns a 36% interest in the joint venture, the Company’s Chairman and Chief Executive Officer owns a 10.5% interest, and the Company’s Executive Vice President and President of the Company’s Security division owns a 4.5% ownership interest. The Company’s initial investment was approximately $0.1 million. For the years ended June 30, 2006, 2007 and 2008, the Company’s equity earnings in the joint venture were approximately to $0.4 million, $0.3 million and $0.4 million, respectively. The Company, its Chairman and Chief Executive Officer and the Company’s Executive Vice President and President of the Company’s Security division collectively control less than 50% of the board of directors voting power in the joint venture. As a result, the Company accounts for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of the Company’s subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for fiscal 2006, 2007, and 2008 were approximately $0.1 million, $0.5 million and $1.6 million, respectively.

The Company has contracted with entities owned by members of its Board of Directors and/or their families to provide messenger service, auto rental and printing services. Such expenses for 2006, 2007 and 2008 were approximately $60,000, $50,000 and $54,000 for messenger services and auto rental and $80,000, $50,000 and $42,000 for printing services, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

14.    Employee Benefit Plans

The Company has various qualified employee retirement savings plans. Participants can contribute certain amounts to the plans and the Company matches a certain portion of employee contributions. The Company contributed approximately $1.6 million, $1.9 million and $2.3 million to the plans for the fiscal years ended June 30, 2006, 2007 and 2008, respectively.

The Company sponsors a number of qualified and nonqualified pension plans for its employees. The Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) on June 30, 2007. SFAS 158 requires companies to fully recognize the overfunded or underfunded status of each of its defined benefit plan as an asset or liability in the consolidated balance sheet. The asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation. SFAS 158 has had no impact on the amount of expense recognized in the consolidated statement of income.

SFAS 158 was required to be adopted on a prospective basis. The adoption of SFAS 158 was recorded as an adjustment to assets and liabilities to reflect the plans’ funded status (rather than a prepaid asset or accrued liability), with a corresponding decrease in AOCI, which is a component of shareholders’ equity. The net-of-tax decrease in AOCI at June 30, 2007 relating to the adoption of SFAS 158 was $1.6 million. The impact of adoption of SFAS 158 on individual line items in the Company’s consolidated balance sheet at June 30, 2007 (including related deferred tax balances) was a decrease in the short-term deferred income tax asset of $0.2 million and an increase in other long-term liabilities of $1.8 million. The net total after-tax decrease in AOCI in fiscal 2007 relating to defined benefit pension plans was $0.9 million.

Each year, unrecognized amounts included in AOCI are reclassified from AOCI to retained earnings as the amounts are recognized in the consolidated income statement pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

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

The Company uses a June 30 measurement date for its pension plans.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for fiscal years 2007 and 2008, and a statement of the funded status as of June 30, 2007 and 2008 (in thousands):

	2007	2008
Change in Benefit Obligation
Benefit obligation at beginning of year	$8,680	$8,489
True-up of benefit obligations of foreign subsidiaries	—	806
Translation adjustment	565	669
Service costs	350	263
Interest costs	425	495
Plan participants’ contributions	4	—
Actuarial (loss) gain	(895)	(1,588)
Actuarial loss from settlement	(181)	(19)
Benefits paid	(459)	(138)

Benefit obligation at end of year	8,489	8,977

Change in Plan Assets

Fair value of plan assets at beginning of year	4,884	5,350
Translation adjustment	346	341
Actual return on plan assets	13	(273)
Company contributions	550	545
Plan participants’ contributions	4	(12)
Benefits paid	(447)	(122)

Fair value of plan assets at end of year	5,350	5,829

Funded status	(3,139)	(3,148)
Unrecognized net actuarial loss	2,663	1,124

Net amount recognized	$(476)	$(2,024)

Amount recognized in balance sheets consist of:
Accumulated other comprehensive income	$(236)	$(1,733)
Accrued pension liability	(1,645)	829

Net amount recognized	$(1,881)	$(904)

The following table provides the net periodic benefit costs for each of the fiscal years ended June 30, (in thousands):

	2006	2007	2008
Net Periodic Benefit Costs
Service costs	$203	$350	$259
Interest costs	330	425	486
Expected return on plan assets	(215)	(325)	(220)
Amortization of prior service costs	42	91	—
Recognized actuarial loss	121	90	90

Net periodic benefit cost	$481	$631	$615

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

Plan Assumptions

	2007	2008
Weighted average assumptions at year-end:
Discount rate	5.4%	5.9%
Expected return on plan assets	6.4%	6.3%
Rate of compensation increase	3.8%	2.9%

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

Plan Assets and Investment Policy

	Fiscal year ended June 30, 2007		Fiscal year ended June 30, 2008
	Proportion of Fair Value	Expected Rate of Return	Proportion of Fair Value	Expected Rate of Return
Equity securities	48%	8%	43%	7%
Debt securities	43%	5%	38%	6%
Other	9%	5%	19%	5%

Combined	100.0%	6.4%	100%	6.3%

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

Projected Benefit Payments

The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2008 (in thousands):

Pension Benefits
July 1, 2008 to June 30, 2009	$479
July 1, 2009 to June 30, 2010	412
July 1, 2010 to June 30, 2011	363
July 1, 2011 to June 30, 2012	1,067
July 1, 2012 to June 30, 2013	2,022
July 1, 2013 to June 30, 2018	3,758

Company Contribution

Currently, the Company’s weighted average contribution rate is 16% of pensionable salaries. If the Company contributions continue at the current rate, the estimated total Company contributions for fiscal 2009 will be approximately $0.5 million.

15.    SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it operates in three identifiable industry segments, (a) security and inspection systems (Security division), (b) medical monitoring and anesthesia systems (Healthcare division), and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). The Company also has a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances and legal, audit and other professional service fees not allocated to product segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the businesses of the Optoelectronics and Manufacturing division primarily supply components and subsystems to original equipment manufacturers, including to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

The following tables present the operations and identifiable assets by industry segment (in thousands):

	2006
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$135,089	$220,624	$96,973	$—	$—	$452,686
Revenue between product segments	—	—	28,897	—	(28,897)	—

Total revenues	$135,089	$220,624	$125,870	$—	$(28,897)	$452,686

Income (loss) from operations	$(640)	$14,660	$12,505	$(24,786)	$(768)	$971

Segment assets	$169,197	$149,198	$74,029	$19,706	$(8,632)	$403,498

Capital expenditures	$5,639	$5,912	$3,464	$1,005	$—	$16,020

Depreciation	$4,968	$3,059	$2,124	$417	$—	$10,568

	2007
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$186,575	$233,178	$112,531	$—	$—	$532,284
Revenue between product segments	—	—	37,976	—	(37,976)	—

Total revenues	$186,575	$233,178	$150,507	$—	$(37,976)	$532,284

Income (loss) from operations	$(29,400)	$(4,712)	$9,612	$(16,987)	$(672)	$(42,159)

Segment assets	$170,881	$172,340	$87,483	$23,738	$(2,959)	$451,483

Capital expenditures	$3,486	$5,839	$4,470	$1,462	$—	$15,257

Depreciation	$4,323	$4,936	$3,973	$392	$—	$13,624

	2008
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$225,836	$256,695	$140,557	$—	$—	$623,088
Revenue between product segments	—	—	47,067	—	(47,067)	—

Total revenues	$225,836	$256,695	$187,624	$—	$(47,067)	$623,088

Income (loss) from operations	$5,365	$12,918	$13,114	$(12,258)	$(199)	$18,940

Segments assets	$199,884	$172,038	$95,615	$43,313	$(3,209)	$507,641

Capital expenditures	$3,939	$5,080	$2,149	$949	$—	$12,117

Depreciation	$5,626	$6,196	$3,277	$527	$—	$15,626

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2008

The following tables present the revenues and identifiable assets by geographical area (in thousands):

	2006
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$324,032	$105,552	$23,102	$—	$452,686
Revenue between product segments	16,451	—	12,446	(28,897)	—

Total revenue	$340,483	$105,552	$35,548	$(28,897)	$452,686

Long-lived assets	$84,760	$30,920	$3,763		$119,443

	2007
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$333,902	$152,565	$45,817	$—	$532,284
Revenue between product segments	20,814	—	17,162	(37,976)	—

Total revenue	$354,716	$152,565	$62,979	$(37,976)	$532,284

Long-lived assets	$94,160	$29,958	$6,797		$130,915

	2008
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$387,655	$178,281	$57,152	$—	$623,088
Revenue between product segments	27,251	—	19,816	(47,067)	—

Total revenue	$414,906	$178,281	$76,968	$(47,067)	$623,088

Long-lived assets	$109,478	$29,675	$8,788		$147,941

*    *    *    *    *    *

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
Description	Balance at Beginning of period	Charged to costs and expenses	Charged in other accounts	Deductions- Write-offs	Balance at end of period
Balance for doubtful accounts:
Year ended June 30, 2006	$4,682	$2,792	—	$4,478	$2,996

Year ended June 30, 2007	$2,996	$1,861	—	$2,855	$2,002

Year ended June 30, 2008	$2,002	$1,364	$—	$1,063	$2,303

Balance for warranty reserve
Year ended June 30, 2006	$6,641	$6,609	$—	$6,026	$7,224

Year ended June 30, 2007	$7,224	$3,798	$439	$4,018	$7,443

Year ended June 30, 2008	$7,443	$7,709	$—	$3,555	$11,597

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC. (Registrant)

Date: August 28, 2008	By:	/s/ ALAN EDRICK
Alan Edrick, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 28, 2008

/s/ ALAN EDRICK Alan Edrick	Chief Financial Officer (Principal Financial and Accounting Officer)	August 28, 2008

/s/ AJAY MEHRA Ajay Mehra	Executive Vice President, President of Rapiscan Systems and Director	August 28, 2008

/s/ LESLIE E. BIDER Leslie E. Bider	Director	August 28, 2008

/s/ STEVEN C. GOOD Steven C. Good	Director	August 28, 2008

/s/ MEYER LUSKIN Meyer Luskin	Director	August 28, 2008

/s/ CHAND R. VISWANATHAN Chand R. Viswanathan	Director	August 28, 2008

II-1

INDEX TO EXHIBITS

No.		EXHIBIT DESCRIPTION
3.1		Amended and Restated Articles of Incorporation of OSI Systems, Inc. (1)

3.2		Certificate of Amendment to Amended and Restated Articles of Incorporation (2)

3.3		Amended and Restated Bylaws of OSI Systems, Inc. (1)

4.1		Specimen Common Stock Certificate (3)

4.2		Rights Agreement dated July 31, 2000, between U.S. Stock Transfer Corporation and OSI Systems, Inc. (4)

4.3		Amendment No. 1, dated December 21, 2004, to Rights Agreement dated as of July 31, 2000, between U.S. Stock Transfer Corporation and OSI Systems, Inc. (5)

10.1		Form of Indemnity Agreement for directors and executive officers of OSI Systems, Inc. (3)

10.2		Employment Agreement dated September 1, 2000, between Ajay Mehra and OSI Systems, Inc. (6)

10.3		Amended and Restated Employment Agreement dated July 18, 2005, between Deepak Chopra and OSI Systems, Inc. (7)

10.4		Amended Employee Stock Purchase Plan (8)

10.5		Lease (A) dated June 24, 2002, between S/I Sammamish I, LLC and Spacelabs Medical, Inc. (9)

10.6		Lease (B) dated June 24, 2002, between S/I Sammamish I, LLC and Spacelabs Medical, Inc. (9)

10.7		First Amendment to Lease (A) dated October 12, 2004, between S/I Sammamish I, LLC and OSI Systems, Inc. (10)

10.8		First Amendment to Lease (B) dated October 12, 2004, between S/I Sammamish I, LLC and OSI Systems, Inc. (10)

10.9		Letter Agreement for Payments upon a Change in Control, dated September 10, 2007, between Deepak Chopra and OSI Systems, Inc. (11)

10.10		Letter Agreement for Payments upon a Change in Control, dated September 10, 2007, between Ajay Mehra and OSI Systems, Inc. (11)

10.11		Letter Agreement for Payments upon a Change in Control, dated September 10, 2007, between Victor Sze and OSI Systems, Inc. (11)

10.12		Credit Agreement dated July 27, 2007, between Wachovia Bank, N.A. and OSI Systems, Inc. (12)

10.13		Amended and Restated 2006 Equity Participation Plan of OSI Systems, Inc. (13)

10.14		Deferred Compensation Plan of OSI Systems, Inc. (14)

10.15		First Amendment to Credit Agreement dated June 17, 2008, between Wachovia Bank, N.A. and OSI Systems, Inc. (15)

10.16	*	Form of Nonqualified Stock Option Agreement.

10.17	*	Form of Restricted Stock Agreement.

14.1		Code of Ethics and Conduct (10)

21.1*		Subsidiaries of the Company

23.1*		Consent of Independent Registered Public Accounting Firm

31.1*		Certification Pursuant to Section 302

31.2*		Certification Pursuant to Section 302

32.1*		Certification Pursuant to Section 906

32.2*		Certification Pursuant to Section 906

1

*	Filed herewith
(1)	Previously filed with our Registration Statement on Form S-1 filed June 13, 1997.
(2)	Previously filed with our Current Report on Form 8-K filed November 12, 2004.
(3)	Previously filed with Amendment No. 2 to our Registration Statement on Form S-1 filed August 15, 1997.
(4)	Previously filed with our Form 8-A on August 1, 2000.
(5)	Previously filed with our Current Report on Form 8-K filed December 23, 2004.
(6)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
(7)	Previously filed with our Current Report on Form 8-K filed July 20, 2005.
(8)	Previously filed with our Registration Statement on Form S-8 filed March 1, 2006.
(9)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
(10)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
(11)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
(12)	Previously filed with our Current Report on Form 8-K filed July 30, 2007.
(13)	Previously filed with our Current Report on Form 8-K filed December 7, 2007.
(14)	Previously filed with our Current Report on Form 8-K filed June 16, 2008.
(15)	Previously filed with our Current Report on Form 8-K filed June 18, 2008.

2