Form 10-Q
period 2008-09-30
OSI SYSTEMS INC
filed 2008-10-30
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2008, there were 17,839,522 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
OSI SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	June 30,	September 30,
	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$18,232	$21,048
Accounts receivable, net	156,781	137,116
Other receivables	3,258	3,795
Inventories	144,807	148,599
Deferred income taxes	19,313	19,183
Prepaid expenses and other current assets	14,064	19,052

Total current assets	356,455	348,793
Property and equipment, net	47,191	45,480
Goodwill	60,408	60,624
Intangible assets, net	34,495	32,847
Other assets	9,092	10,504

Total assets	$507,641	$498,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$18,657	$9,000
Current portion of long-term debt	6,593	7,094
Accounts payable	75,320	71,328
Accrued payroll and employee benefits	20,896	19,505
Advances from customers	6,746	20,818
Accrued warranties	11,597	10,705
Deferred revenue	7,414	7,128
Other accrued expenses and current liabilities	14,274	11,045

Total current liabilities	161,497	156,623
Long-term debt	49,091	46,541
Other long-term liabilities	17,804	19,095

Total liabilities	228,392	222,259

Minority interest	1,228	1,198
Commitment and contingencies (Note 7)

Shareholders’ Equity:
Preferred stock, no par value-authorized, 10,000,000 shares; no shares issued or outstanding
Common stock, no par value-authorized, 100,000,000 shares;, 17,740,057 and 17,837,846 shares, issued and outstanding, at June 30, 2008 and September 30, 2008, respectively	224,581	227,373
Retained earnings	41,972	42,104
Accumulated other comprehensive income	11,468	5,314

Total shareholders’ equity	278,021	274,791

Total liabilities and shareholders’ equity	$507,641	$498,248

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amount data)
(Unaudited)

	For the Three Months Ended
	September 30,
	2007	2008
Revenues	$131,013	$148,161
Cost of goods sold	86,903	98,526

Gross profit	44,110	49,635

Operating expenses:
Selling, general and administrative expenses	36,211	37,571
Research and development	9,729	10,213
Impairment, restructuring, and other charges	85	801

Total operating expenses	46,025	48,585

Income (loss) from operations	(1,915)	1,050

Interest expense, net	(1,089)	(895)

Income (loss) before benefit for income taxes and minority interest	(3,004)	155

Provision (benefit) for income taxes	(1,055)	53
Minority interest in net earnings (losses) of consolidated subsidiaries	118	(30)

Net income (loss)	$(2,067)	$132

Income (loss) per share:
Basic	$(0.12)	$0.01

Diluted	$(0.12)	$0.01

Shares used in per share calculation:
Basic	17,171	17,797

Diluted	17,171	18,166

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	For the Three Months Ended
	September 30,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$(2,067)	$132
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	4,547	4,359
Stock based compensation expense	1,095	1,193
Provision for losses on accounts receivable	145	1,144
Minority interest in net earnings (losses) of consolidated subsidiaries	118	(30)
Equity in (earnings) loss of unconsolidated affiliate	(81)	25
Deferred income taxes	(3,490)	(294)
Other	(24)	12
Changes in operating assets and liabilities:
Accounts receivable	4,510	14,288
Other receivables	876	(1,497)
Inventories	(14,031)	(9,228)
Prepaid expenses and other current assets	(4,268)	(5,528)
Accounts payable	8,974	(1,643)
Accrued payroll and employee benefits	(369)	(1,054)
Advances from customers	1,661	14,825
Accrued warranties	498	(492)
Deferred revenue	(789)	1,337
Other accrued expenses and current liabilities	(949)	(2,863)

Net cash provided (used) by operating activities	(3,644)	14,686

Cash flows from investing activities:
Acquisition of property and equipment	(2,600)	(2,186)
Proceeds from the sale of property and equipment	88	30
Buyback of subsidiary stock	(443)	—
Acquisition of intangible and other assets	(853)	(727)

Net cash used in investing activities	(3,808)	(2,883)

Cash flows from financing activities:
Net payments on bank lines of credit	(16,775)	(9,413)
Proceeds from long-term debt	44,883	—
Payments on long-term debt	(22,488)	(1,794)
Payments on capital lease obligations	(341)	(263)
Proceeds from exercise of stock options and employee stock purchase plan	884	1,599

Net cash provided (used) by financing activities	6,163	(9,871)

Effect of exchange rate changes on cash	(47)	884

Net increase (decrease) in cash and cash equivalents	(1,336)	2,816
Cash and cash equivalents-beginning of period	15,980	18,232

Cash and cash equivalents-end of period	$14,644	$21,048

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,133	$1,063

Income taxes	$1,027	$1,139

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
Description of Business
OSI Systems, Inc., together with its subsidiaries (the “Company”), is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. The Company sells its products in diversified markets, including homeland security, healthcare, defense and aerospace.
The Company has three operating divisions: (i) Security, providing security inspection systems; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems; and (iii) Optoelectronics and Manufacturing, providing specialized electronic components for the Security and Healthcare divisions as well as for applications in the defense and aerospace markets, among others.
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
Basis of Presentation
The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on August 28, 2008. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Per Share Computations
The Company computes basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of restricted shares and shares issuable upon the exercise of stock options or warrants under the treasury stock method. Stock options and warrants to purchase a total of 2.7 million and 1.1 million shares of common stock for the three months ended September 30, 2007 and 2008, respectively, were not included in diluted earnings per share calculations because to do so would have been antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months Ended
	September 30,
	2007	2008
Net income (loss)	$(2,067)	$132
Effect of dilutive interest in subsidiary stock	(1)	—

Net income (loss) available to common shareholders	$(2,068)	$132

Weighted average shares outstanding — basic	17,171	17,797
Dilutive effect of stock options and warrants	—	369

Weighted average shares outstanding — diluted	17,171	18,166

Basic earnings (loss) per share	$(0.12)	$0.01

Diluted earnings (loss) per share	$(0.12)	$0.01

Comprehensive Income
Comprehensive loss is computed as follows (in thousands):

	Three months Ended
	September 30,
	2007	2008
Net income (loss)	$(2,067)	$132
Gain on foreign currency forward contract	—	55
Foreign currency translation adjustments	1,645	(6,408)
Minimum pension liability adjustment	(174)	199

Comprehensive loss	$(596)	$(6,022)

As of September 30, 2008, the Company had an $8.3 million foreign currency forward contract to sell Polish zloty in anticipation of the sale and settlement in the second quarter of fiscal 2009 of products denominated in Polish zloty. Pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities (as amended)” (SFAS 133), the entire amount of this forward contract is considered a cash flow hedge. As a result, the gain on this foreign currency forward contract for the three months ended September 30, 2008 of $0.1 million has been reported as a component of other comprehensive income in the condensed consolidated financial statements.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, FASB Staff Position (FSP) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) was issued. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS 144.
The partial adoption of SFAS 157 on July 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company’s condensed consolidated financial statements. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned July 1, 2009 adoption of the remainder of the standard.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). The new standard changes the accounting and reporting of noncontrolling interests, which have historically been referred to as minority interests. SFAS 160 requires that noncontrolling interests be presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity, and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest will continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. Upon a loss of control, the interest sold, as well as any interest retained, will be measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, the acquiring company will recognize at fair value, 100% of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The new standard will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company has not yet determined the impact, if any, that this statement will have on its condensed consolidated financial statements and will adopt the standard at the beginning of fiscal 2010.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). The standard expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is in the process of analyzing this new standard, which will be effective for the Company in the third quarter of fiscal 2009.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). The new standard changes the accounting for business combinations in a number of significant respects. The key changes include the expansion of transactions that will qualify as business combinations, the capitalization of in-process research and development (IPR&D) as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition costs, the expensing of costs associated with restructuring the acquired company, the recognition of contingent consideration at fair value on the acquisition date, and the recognition of post-acquisition date changes in deferred tax asset valuation allowances and acquired income tax uncertainties as income tax expense or benefit. SFAS 141(R) is effective for business combinations that close in years beginning on or after December 15, 2008, with early adoption prohibited. The Company has not yet determined the impact, if any, that this statement will have on its condensed consolidated financial statements and will adopt the standard at the beginning of fiscal 2010.
In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company believes that SFAS 162 will have no effect on its condensed consolidated financial statements.

2. Balance Sheet Details
The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,	September 30,
	2008	2008
Accounts receivable
Trade receivables	$158,326	$139,372
Receivables related to long term contracts — unbilled costs and accrued profit on progress completed	758	880

Total	159,084	140,252
Less: allowance for doubtful accounts	(2,303)	(3,136)

Accounts receivable, net	$156,781	$137,116

The Company expects to bill and collect the receivables for unbilled costs and accrued profits at September 30, 2008, during the next twelve months.

	June 30,	September 30,
	2008	2008
Inventories, net
Raw materials	$70,339	$71,059
Work-in-process	35,326	34,729
Finished goods	39,142	42,811

Total	$144,807	$148,599

	June 30,	September 30,
	2008	2008
Property and equipment, net
Land	$6,246	$5,877
Buildings	8,233	7,921
Leasehold improvements	10,068	10,158
Equipment and tooling	51,280	50,980
Furniture and fixtures	5,243	5,115
Computer equipment	15,856	16,807
ERP software	11,500	11,260

Total	108,426	108,118
Less: accumulated depreciation and amortization	(61,235)	(62,638)

Property and equipment, net	$47,191	$45,480

3. Goodwill and Intangible Assets
The changes in the carrying value of goodwill for the three month period ended September 30, 2008, are as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing	Consolidated
Balance as of June 30, 2008	$17,692	$35,569	$7,147	$60,408
Goodwill acquired or adjusted during the period	—	949	—	949
Foreign currency translation adjustment	(378)	(352)	(3)	(733)

Balance as of September 30, 2008	$17,314	$36,166	$7,144	$60,624

In fiscal 2008, the Company repurchased all minority interests in its Spacelabs Healthcare subsidiary. In conjunction with these repurchases, a preliminary allocation of the purchase price in excess of the book value of the minority interest was recorded as of June 30, 2008. During the three months ended September 30, 2008, the Company completed its evaluation, resulting in the following purchase price allocation (in thousands):

	Preliminary		Final
	Allocation	Adjustments	Allocation
Goodwill	$9,155	929	$10,084
Developed technology	2,219	355	2,574
Customer relationships	1,442	11	1,453
Trademarks	3,994	(1,697)	2,297
Deferred taxes	(2,679)	402	(2,277)

Total excess purchase price	$14,131	—	$14,131

Intangible assets consisted of the following (in thousands):

		June 30, 2008			September 30, 2008
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	5 years	$6,265	$2,634	$3,631	$7,181	$2,775	$4,406
Patents	8 years	451	298	153	573	306	267
Core technology	10 years	2,684	911	1,773	2,477	903	1,574
Developed technology	13 years	17,276	5,430	11,846	17,509	5,851	11,658
Customer relationships/ backlog	7 years	9,582	3,697	5,885	9,532	4,001	5,531

Total amortizable assets		36,258	12,970	23,288	37,272	13,836	23,436
Non-amortizable assets:
Trademarks		11,207	—	11,207	9,411	—	9,411

Total intangible assets		$47,465	$12,970	$34,495	$46,683	$13,836	$32,847

Amortization expense related to intangibles assets was $0.9 million and $1.0 million for the three months ended September 30, 2007 and 2008, respectively. At September 30, 2008, the estimated future amortization expense was as follows (in thousands):

2009 (remaining 9 months)	$2,905
2010	3,818
2011	3,792
2012	3,693
2013	2,896
2014	2,011
2015 and thereafter	4,321

Total	$23,436

4. Borrowings
The Company maintains a credit agreement with certain lenders allowing for borrowings of up to $124.5 million. The credit agreement consists of a $74.5 million, five-year, revolving credit facility (including a $45 million sub-limit for letters-of-credit) and a $50 million five-year term loan. Borrowings under the agreement bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (ii) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on the Company’s consolidated leverage ratio. As of September 30, 2008, the effective, weighted-average interest rate under the credit agreement was 5.5%. The Company’s borrowings under the credit agreement are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of September 30, 2008, $46.5 million was outstanding under the term loan, $9.0 million was outstanding under the revolving credit facility, and $13.8 million was outstanding under the letter-of-credit facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of September 30, 2008, $22.9 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of September 30, 2008, the total amount available under these credit facilities was $32.6 million, with a total cash borrowing sub-limit of $8.1 million. As of September 30, 2008, the weighted average interest rate of these facilities was 7.1% per annum,
In December 2004, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period, with quarterly installments of £34,500 (approximately $63,000 as of September 30, 2008). The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of September 30, 2008, $4.1 million remained outstanding under this loan at an interest rate of 7.5% per annum.
Long-term debt consisted of the following (in thousands):

	June 30,	September 30,
	2008	2008
Five-year term loan due in fiscal 2013	$47,763	$46,513
Twenty-year term loan due in fiscal 2025	4,539	4,126
Capital leases	2,193	1,938
Other	1,189	1,058

	55,684	53,635
Less current portion of long-term debt	6,593	7,094

Long-term portion of debt	$49,091	$46,541

5. Stock-based Compensation
As of September 30, 2008, the Company maintained the 2006 Equity Participation Plan of OSI Systems. In addition, the Company maintains and administers an employee stock purchase plan.
The Company recorded stock-based-compensation expense in accordance with SFAS No. 123(R) “Share-Based Payment” in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2008
Cost of goods sold	$52	$60
Selling, general and administrative	984	1,065
Research and development	59	68

	$1,095	$1,193

As of September 30, 2008, total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted was approximately $6.7 million. The Company expects to recognize these costs over a weighted-average period of 2.4 years.

6. Retirement Benefit Plans
The Company sponsors a number of qualified and nonqualified defined benefit pension plans for its employees. The benefits under these plans are based on years of service and an employee’s highest twelve months’ compensation during the last five years of employment. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2008
Service cost	$71	$316
Interest cost	120	79
Expected return on plan assets	(92)	(28)
Amortization of net loss	38	26

Net periodic pension expense	$137	$393

For the three months ended September 30, 2007 and 2008, the Company made contributions of $0.1 million and $0.4 million, respectively, to these defined benefit plans.
In addition, the Company sponsors several defined contribution pension plans. For the three months ended September 30, 2007 and 2008, the Company made contributions of $0.6 million and $0.7 million, respectively, to these defined contribution plans.
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

In August 2002, the Company purchased a minority equity interest in CXR Limited. In June 2004, the Company increased its equity interest to approximately 75% and in December 2004, the Company acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, the Company agreed to make certain royalty payments during the 18 years following the acquisition of its remaining interest. Royalty payments are based on the license of, or sales of products containing technology owned by CXR Limited. As of September 30, 2008, no royalty payments have been earned.
In January 2004, the Company acquired Advanced Research & Applications Corp.. During the seven years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of September 30, 2008, no contingent consideration has been earned.
In July 2005, the Company acquired certain assets of InnerStep, B.S.E., Inc. During the seven years following the acquisition, contingent consideration is payable based on its profits before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of September 30, 2008, no contingent consideration has been earned.
In July 2006, the Company completed an acquisition that was not material to its overall Condensed Consolidated Financial Statements. During the two years following the acquisition, contingent compensation is payable based upon profitability. Total contingent consideration is capped at $0.6 million. During the second quarter of fiscal 2008, $0.3 million of contingent consideration was paid. As of September 30, 2008, a final payment of $0.2 million of contingent consideration has been earned and will be paid in fiscal 2009.
Environmental Contingencies
The Company is subject to various environmental laws. The Company’s practice is to ensure that Phase I environmental site assessments are conducted for each of its properties in the United States at which the Company manufactures products in order to identify, as of the date of such report, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, the Company has conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.
During one investigation, the Company discovered soil and groundwater contamination at its Hawthorne, California facility. The Company filed the requisite reports concerning this problem with the appropriate environmental authorities in fiscal 2001. The Company has not yet received any response to such reports, and no agency action or litigation is presently pending or threatened. The Company’s site was previously used by other companies for semiconductor manufacturing similar t that presently conducted on the site by us, and it is not presently known who is responsible for the contamination or, if required, the remediation. The groundwater contamination is a known regional problem, not limited to the Company’s premises or its immediate surroundings.
The Company has also been informed of soil and groundwater evaluation efforts at a facility that its Ferson Technologies. subsidiary previously leased in Ocean Springs, Mississippi. Ferson Technologies occupied the facility until October 2003. The Company believes that the owner and previous occupants of the facility have primary responsibility for any remediation that may be required and have an agreement with the facility’s owner under which the owner is responsible for remediation of pre-existing conditions. However, as site evaluation efforts are still in progress, and may be for some time, the Company is unable at this time to ascertain whether Ferson Technologies bears any exposure for remediation costs under applicable environmental regulations.
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

The following table presents changes in warranty provisions (in thousands):

	Three months
	ended September 30,
	2007	2008
Balance at beginning of period	$7,443	$11,597
Additions	1,332	1,016
Reductions for warranty repair costs	(777)	(1,908)

Balance at end of period	$7,998	$10,705

8. Income Taxes
The provision for income taxes is determined using an effective tax rate that is subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which the Company operates, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryovers. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made.
9. Segment Information
The Company operates in three identifiable industry segments: (i) Security, providing security and inspection systems; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems; and (iii) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for applications in the defense and aerospace markets, among others. The Company also has a Corporate segment that includes executive compensation and certain other general and administrative expenses. Interest expense, and certain expenses related to legal, audit and other professional service fees, are not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division comprises businesses that primarily supply components and subsystems to original equipment manufacturers, including to the businesses of the Security and Healthcare divisions. All intersegment sales are eliminated in consolidation.
The following table presents segment information (in thousands):

	Three months ended
	September 30,
	2007	2008
Revenues — by Segment:
Security division	$48,805	$58,685
Healthcare division	56,598	54,827
Optoelectronics and Manufacturing division, including intersegment revenues	36,372	44,882
Intersegment revenues elimination	(10,762)	(10,233)

Total	$131,013	$148,161

Revenues — by Geography:
North America	$85,740	$106,190
Europe	38,599	35,090
Asia	17,436	17,114
Intersegment revenues elimination	(10,762)	(10,233)

Total	$131,013	$148,161

	Three months ended
	September 30,
	2007	2008
Operating income (loss) — by Segment:
Security division	$(696)	$3,048
Healthcare division	1,051	(1,824)
Optoelectronics and Manufacturing division	1,339	3,863
Corporate	(3,479)	(4,215)
Eliminations (1)	(130)	178

Total	$(1,915)	$1,050

	June 30,	September 30,
	2008	2008
Assets — by Segment:
Security division	$199,884	$220,775
Healthcare division	172,038	162,738
Optoelectronics and Manufacturing division	95,615	86,998
Corporate	43,313	28,773
Eliminations (1)	(3,209)	(1,037)

Total	$507,641	$498,248

(1)	Eliminations primarily reflect the elimination of intercompany profit in inventory not-yet-realized. This profit will be realized when inventory is shipped to the external customers of the Security and Healthcare divisions.

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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2008.
Recent Accounting Pronouncements
We describe recent accounting pronouncements in Item 1 — “Condensed Consolidated Financial Statements — Notes to Condensed Consolidated Financial Statements.”
Executive Summary
We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (i) Security, providing security and inspection systems; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems; and (iii) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for applications in the defense and aerospace markets, among others.
Security Division. Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. federal, state and local government agencies as well as to foreign governments. These products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 40% and 37% of our total consolidated revenues for the three months ended September 30, 2008 and 2007, respectively.
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

Healthcare Division. Through our Healthcare division, we design, manufacture and market patient monitoring, diagnostic cardiology and anesthesia systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 37% and 43% of our total consolidated revenues for the three months ended September 30, 2008 and 2007, respectively.
The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. We also believe that price has become an important factor in hospital purchasing decisions because of pressures they are facing to cut costs.
Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. Revenues from our Optoelectronics and Manufacturing division accounted for 23% and 20% of our total consolidated revenues for the three months ended September 30, 2008 and 2007, respectively.
For the three months ended September 30, 2008, we reported an operating profit of $1.1 million, as compared to an operating loss of $1.9 million for the comparable prior year period, which represents a $3 million improvement over our prior year performance. This improvement was driven by a $17.2 million, or 13%, growth in revenue that generated a $5.6 million, or 13%, growth in gross profit. Our operating expenses increased by $1.9 million, or 4%, in support of the 13% growth in revenues as well as in support of next generation products in our Security and Healthcare divisions. In addition, we incurred non-recurring restructuring charges of $0.8 million in the current year as compared to $0.1 million in the prior year. Overall, our increased profitability is a result of our continuing efforts to leverage our sales and administrative infrastructure as we grow our businesses.
Results of Operations for the Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Net Revenues
The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

	Q1	% of	Q1	% of
(in millions)	2008	Net Sales	2009	Net Sales	$ Change	% Change
Security division	$48.8	37%	$58.7	40%	$9.9	20%
Healthcare division	56.6	43%	54.8	37%	(1.8)	(3)%
Optoelectronics and Manufacturing division	36.4	28%	44.9	30%	8.5	23%
Intersegment revenues	(10.8)	(8)%	(10.2)	(7)%	0.6	(6)%

Total revenues	$131.0		$148.2		$17.2	13%

Net revenues for the three months ended September 30, 2008, increased $17.2 million, or 13%, to $148.2 million from $131.0 million for the comparable prior year period.
Revenues for the Security division for the three months ended September 30, 2008, increased $9.9 million, or 20%, to $58.7 million, from $48.8 million for the comparable prior year period. The increase was attributable to a $0.9 million, or 5%, increase in sales of cargo and vehicle inspection systems and a $9.0 million, or 31%, increase in all other Security division products primarily due to growth in sales of baggage and parcel inspections systems in both the U.S. and in Europe and due to higher service maintenance revenue.
Revenues for the Healthcare division for the three months ended September 30, 2008, decreased $1.8 million, or 3%, to $54.8 million, from $56.6 million for the comparable prior year period. The decrease was primarily attributable to decreased patient monitoring equipment sales of $2.4 million, primarily in North America, which we believe is due in part to recent downturn in U.S. economic conditions causing delays in capital spending, and to a decrease in clinical trials services revenue of $1.2 million. These decreases were partially offset by an increase in diagnostic cardiology equipment sales of $1.1 million and an increase in supplies and accessories sales of $0.9 million.
Revenues for the Optoelectronics and Manufacturing division for the three months ended September 30, 2008, increased $8.5 million, or 23%, to $44.9 million, from $36.4 million for the comparable prior year period. The change in revenues was attributable to an increase in contract manufacturing sales of $8.8 million, including new orders under an existing defense-industry related contract as well as new customer contracts. The change was also due to an increase in commercial optoelectronic sales of $2.2 million as a result of strong order bookings in the three months ended September 30, 2008. This increase was partially offset by a planned decrease in weapon simulation sales of $2.3 million, a product line we elected to wind down in fiscal 2008.
Gross Profit

	Q1	% of Net	Q1	% of Net
(in millions)	2008	Sales	2009	Sales
Gross profit	$44.1	33.7%	$49.7	33.5%
Gross profit increased $5.6 million, or 13%, to $49.7 million for the three months ended September 30, 2008, from $44.1 million for the comparable prior year period, primarily as a result of the increased revenues discussed above. The gross profit margin decreased slightly to 33.5%, from 33.7% over the comparable prior year period. Although we experienced marked gross profit improvement in our Security and Optoelectronics and Manufacturing divisions, these improvements were offset by a decrease in sales of products by our Healthcare division, which generally carry a higher gross margin than the products of our other divisions. The favorable change in gross margin in our Security division was attributable to gross margin improvement in cargo and vehicle inspection products resulting from additional efficiencies achieved through improved supply chain management. The favorable change in gross margin in our Optoelectronics and Manufacturing division was attributable to: (i) sales growth in our contract manufacturing business, which allows us to better leverage our fixed manufacturing costs and (ii) a planned decrease in our weapon simulation sales, which historically carried much lower gross margins than the products and services of our other businesses.
Operating Expenses

	Q1	% of Net	Q1	% of Net		%
(in millions)	2008	Sales	2009	Sales	$ Change	Change
Selling, general and administrative	$36.2	27.6%	$37.6	25.4%	$1.4	4%
Research and development	9.7	7.4%	10.2	6.9%	0.5	5%
Impairment, restructuring, and other charges	0.1	0.1%	0.8	0.5%	0.7	NM %

Total operating expenses	$46.0	35.1%	$48.6	32.8%	$2.6	6%

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended September 30, 2008, SG&A expenses increased by $1.4 million, or 4%, to $37.6 million, from $36.2 million for the comparable prior year period. As a percentage of revenues, SG&A expenses for the three months ended September 30, 2008 decreased to 25.4%, from 27.6% for the comparable prior year period. The increase in SG&A expenses during the three months ended September 30, 2008, was primarily attributable to: (i) an increase of $1.2 million in general and administrative costs to support sales growth in the Security division, (ii) an increase of approximately $0.5 million in the Corporate segment, mainly due to increased administrative support and stock-based compensation expense, partially offset by reduced legal and audit expenses, and (iii) an increase of $0.2 million in general and administrative costs to support sales growth in the Optoelectronics division. As a percentage of sales, SG&A has continued to decrease as we continued to leverage our sales and administrative infrastructure and realized the benefits of restructuring activities undertaken during fiscal 2008.
Research and development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended September 30, 2008, such expenses increased $0.5 million, or 5%, to $10.2 million, from $9.7 million for the comparable prior year period. As a percentage of revenues, research and development expenses were 6.9% for the three months ended September 30, 2008, compared to 7.4% for the comparable prior year period. The increase in research and development expenses for the three month period ended September 30, 2008 was primarily attributable to: (i) an increase in spending in the Healthcare division of $0.3 million in support of next generation products and (ii) an increase in spending within our Security division of $0.2 million to support new hold (checked) baggage screening products.
Impairment, restructuring, and other charges. In fiscal 2007, we initiated a series of restructuring activities that were intended to align our global capacity and infrastructure with demand by our customers and thereby improve our operating efficiencies. During the three months ended September 30, 2008, we continued this initiative to further increase our efficiencies. As a result, we recorded restructuring charges of $0.8 million. These charges included $0.5 million in our Healthcare division and $0.3 million in our Corporate segment, related to facility closure costs and employee severance. During the three months ended September 30, 2007, we recorded restructuring charges of $0.1 million in our Security division related to employee severance.
Other Income and Expenses

	Q1	% of Net	Q1	% of Net		%
(in millions)	2008	Sales	2009	Sales	$ Change	Change
Interest expense	$1.2	0.9%	$1.0	0.7%	$(0.2)	(18)%
Interest income	(0.1)	(0.1)%	(0.1)	(0.1)%	—	—

Total other income and expense	$1.1	0.8%	$0.9	0.6%	$(0.2)	(18)%

Interest expense. For the three months ended September 30, 2008, we incurred interest expense of $1.0 million, compared to $1.2 million for the comparable prior year period. The decrease in interest expense was due to a lower cost of borrowing which was partially offset by higher levels of debt as a result of the repurchase of all outstanding shares of Spacelabs Healthcare previously owned by minority shareholders.
Income taxes. For the three months ended September 30, 2008, our income tax provision was $0.1 million, compared to a benefit of $1.1 million for the comparable prior year period. Our effective tax rate for the three months ended September 30, 2008 was 34.5%, compared to 35.1% in the comparable prior year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among countries as well as due to the impact of permanent taxable differences.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $21.0 million at September 30, 2008, an increase of $2.8 million from $18.2 million at June 30, 2008. The changes in our working capital and cash and cash equivalent balances during the three months ended September 30, 2008 are described below.

	June 30, 2008	September 30, 2008	% Change
Working capital	$195.0	$192.2	(1)%
Cash and cash equivalents	18.2	21.0	15%
Working Capital. The decrease in working capital is primarily due to decreases in accounts receivables of $19.7 million, due to collection on strong sales in the fourth quarter of fiscal 2008 and increases in advances from customers of $14.1 million due to several large sales in our Security division. These decreases were partially offset by (i) a corresponding decrease in our bank lines of credit of $9.7 million; (ii) increases in prepayments to vendors, primarily associated with the advances from customers described above; (iii) a $4.0 million decrease in accounts payable; (iv) a $3.9 million increases in inventory, mainly in support of Security division revenue growth; (v) a $3.2 million reduction in accrued liabilities; and (vi) a $2.8 million increase in cash.

	Q1	Q1
	2008	2009	% Change
Cash provided (used) by operating activities	$(3.6)	$14.7	505%
Cash used in investing activities	(3.8)	(2.9)	24%
Cash provided (used) by financing activities	6.2	(9.9)	(260)%
Cash Used in Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income (loss), tax timing differences, and other items can significantly impact cash flows. Net cash provided by operations for the three months ended September 30, 2008 was $14.7 million, an $18.3 million improvement as compared to the $3.6 million used in the comparable prior year period. This improvement was partly due to an increase in our net income of $6.3 million during the three months ended September 30, 2008, after giving consideration to various adjustments to net income for non-operating cash items, including depreciation and amortization, stock-based compensation, deferred taxes and provision for losses on accounts receivable, among others, for both periods. The improvement was also due to better working capital management in the current-year period versus the prior year period, resulting in: (i) a $13.2 million improvement in advances from customers, (ii) a $9.8 million improvement in accounts receivable and (iii) a net $4.8 million improvement in inventory. These efforts were partially offset by changes in accounts payables of $10.6 million and other operating asset and liability accounts of $5.0 million.
Cash Used in Investing Activities. Net cash used in investing activities was $2.9 million for the three months ended September 30, 2008, compared to $3.8 million for the three months ended September 30, 2007. During the three months ended September 30, 2008, we invested $2.2 million in capital expenditures, compared to $2.6 million in capital expenditures during the comparable prior year period. In addition, during the comparable prior year period, we repurchased shares of Spacelabs Healthcare stock for $0.4 million.
Cash Provided by Financing Activities. Net cash used in financing activities was $9.9 million for the three months ended September 30, 2008, compared to net cash provided by financing activities of $6.2 million for the three months ended September 30, 2007. During the three months ended September 30, 2008, we paid down our revolving lines of credit by $9.4 million and we also paid down our ongoing scheduled debt and capital leases by an additional $2.1 million. In the prior year period, we received net proceeds from our credit facilities and other debt obligations of $5.3 million to fund working capital requirement and to repurchase Spacelabs Healthcare stock. In addition, we received cash of $1.6 million from proceeds from equity instruments for the three months ended September 30, 2008 as compared to $0.9 million for the comparable prior year period.
Borrowings
Outstanding lines of credit and current and long-term debt totaled $62.6 million at September 30, 2008, a decrease of $11.7 million from $74.3 million at June 30, 2008.
We maintain a credit agreement with certain lenders allowing for borrowings up to $124.5 million. The credit agreement consists of a $74.5 million, five-year, revolving credit facility (including a $45 million sub-limit for letters-of-credit) and a $50 million five-year term loan. Borrowings under this agreement bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (ii) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on the our consolidated leverage ratio. As of September 30, 2008, the effective, weighted-average interest rate under the credit agreement was 5.5%. Our borrowings under the credit agreement are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and are secured by substantially all of our assets and the assets of our subsidiary guarantors. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of September 30, 2008, $46.5 million was outstanding under the term loan, no amount was outstanding under the revolving credit facility, and $13.8 million was outstanding under the letter-of-credit facility.
Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of September 30, 2008, $22.9 million was outstanding under the letter-of-credit facilities, while no debt was outstanding. As of September 30, 2008, the total amount available under these credit facilities was $32.6 million, with a total cash borrowing sub-limit of $8.1 million. As of September 30, 2008, the weighted average interest rate of these facilities was 7.1% per annum.

In December 2004, we entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period, with quarterly installments of £34,500 (approximately $63,000 as of September 30, 2008). The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of September 30, 2008, $4.1 million remained outstanding under this loan at an interest rate of 7.5% per annum.
Our long-term debt consisted of the following:

	June 30,	September 30,
	2008	2008
Five-year term loan due in fiscal 2013	$47,763	$46,513
Twenty-year term loan due in fiscal 2025	4,539	4,126
Capital leases	2,193	1,938
Other	1,189	1,058

	55,684	53,635
Less current portion of long-term debt	6,593	7,094

Long-term portion of debt	$49,091	$46,541

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
Stock Repurchase Program
Our Board of Directors has authorized a stock repurchase program under which we can repurchase up to 3,000,000 shares of our common stock. During the three months ended September 30, 2008, we did not repurchase any shares under this program and 1,330,973 shares were available for additional repurchase under the program as of September 30, 2008. We retire the treasury shares as they are repurchased and record them as a reduction in the number of shares of common stock issued and outstanding in our condensed consolidated financial statements.
Dividend Policy
We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.
Contractual Obligations
Under the terms and conditions of the purchase agreements associated with the following acquisitions, we may be obligated to make additional payments:
In August 2002, we purchased a minority equity interest in CXR Limited. In June 2004, we increased our equity interest to approximately 75% and in December 2004, we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, we agreed to make certain royalty payments during the 18 years following the acquisition of its remaining interest. Royalty payments are based on the license of, or sales of products containing technology owned by CXR Limited. As of September 30, 2008, no royalty payments have been earned.
In January 2004, we acquired Advanced Research & Applications Corp. During the seven years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of September 30, 2008, no contingent consideration has been earned.
In July 2005, we acquired certain assets of InnerStep, B.S.E., Inc. During the seven years following the acquisition, contingent consideration is payable based on its profits before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of September 30, 2008, no contingent consideration has been earned.

In July 2006, we completed another acquisition that was not material to our overall Condensed Consolidated Financial Statements. During the two years following the acquisition, contingent compensation is payable based upon profitability. Total contingent consideration is capped at $0.6 million. During the second of fiscal 2008, $0.3 million of contingent consideration was paid. As of September 30, 2008, a final payment of $0.2 million of contingent consideration has been earned and is expected to be paid in fiscal 2009.
Off Balance Sheet Arrangements
As of September 30, 2008, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For the three months ended September 30, 2008, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
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
Foreign Currency
We maintain the accounts of our operations in each of the following countries in the following currencies: Finland, France, Germany, Italy and Greece (Euros), Singapore (Singapore dollars and U.S. dollars), Malaysia (Malaysian ringgits), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese renminbi), Canada (Canadian dollars), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (AOCI). Transaction gains and losses, which were included in our condensed consolidated statement of operations, amounted to a gain of approximately $0.8 million during the three months ended September 30, 2008, as compared to a gain of $0.1 million for the comparable prior year period. Furthermore, a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $2 million in first quarter of fiscal 2008. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $2 million in first quarter of fiscal 2008.
Use of Derivatives
We may, from time to time, purchase foreign exchange contracts, in order to attempt to reduce foreign exchange transaction gains and losses, or enter into interest rate swaps. As of September 30, 2008, we had an $8.3 million foreign currency forward contract to sell Polish zloty in anticipation of the sale and settlement in the second quarter of fiscal 2009 of products denominated in Polish zloty. Pursuant to SFAS 133, the entire amount of this forward contract is considered a cash flow hedge. As a result, the gain on this forward contract for the three months ended September 30, 2008 of $0.1 million has been reported as a component of other comprehensive income in the condensed consolidated financial statements. Such amount will be reclassified into earnings in the same period that the related transaction is completed, which we anticipate to occur in the second quarter of fiscal 2009.
        .

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
Inflation
We do not believe that inflation had a material impact on our results of operations during the three months ended September 30, 2008.
Interest Rate Risk
We classify all highly liquid investments with maturity of three months or less as cash equivalents and record them in the balance sheet at fair value. Short-term investments comprise high-quality marketable securities.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2008, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008.
(b) Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The discussion of our business and operations in this Quarterly Report on form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. Additionally, as a result of the current instability of the world’s financial markets, some of our suppliers and customers who rely on the credit or equity markets for access to capital may be negatively impacted. This risk and the risks and uncertainties described in our Annual Report have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 30th day of October 2008.

OSI SYSTEMS, INC.
By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer