Form 10-Q
period 2008-12-31
OSI SYSTEMS INC
filed 2009-01-29
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of January 27, 2009, there were 17,276,879 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2008	December 31, 2008
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,232	$34,915
Accounts receivable, net	156,781	127,733
Other receivables	3,258	4,119
Inventories	144,807	143,726
Deferred income taxes	19,313	18,988
Prepaid expenses and other current assets	14,064	19,085

Total current assets	356,455	348,566
Property and equipment, net	47,191	43,524
Goodwill	60,408	59,315
Intangible assets, net	34,495	31,878
Other assets	9,092	11,141

Total assets	$507,641	$494,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$18,657	$15,000
Current portion of long-term debt	6,593	7,515
Accounts payable	75,320	86,529
Accrued payroll and employee benefits	20,896	20,616
Advances from customers	6,746	12,501
Accrued warranties	11,597	9,708
Deferred revenue	7,414	7,158
Other accrued expenses and current liabilities	14,274	11,882

Total current liabilities	161,497	170,909
Long-term debt	49,091	43,567
Other long-term liabilities	17,804	18,360

Total liabilities	228,392	232,836
Minority interest	1,228	1,193
Commitment and contingencies (Note 7)
Shareholders’ Equity:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value—authorized, 100,000,000 shares; issued and outstanding, 17,740,057 and 17,235,395 shares at June 30, 2008 and December 31, 2008, respectively	224,581	221,442
Retained earnings	41,972	46,266
Accumulated other comprehensive income (loss)	11,468	(7,313)

Total shareholders’ equity	278,021	260,395

Total liabilities and shareholders’ equity	$507,641	$494,424

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount data)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2008	2007	2008
Revenues	$164,194	$159,042	$295,207	$307,203
Cost of goods sold	105,193	104,623	192,096	203,149

Gross profit	59,001	54,419	103,111	104,054

Operating expenses:
Selling, general and administrative expenses	39,105	35,693	75,316	73,264
Research and development	11,725	8,669	21,454	18,882
Restructuring and other charges	2,114	2,798	2,199	3,599

Total operating expenses	52,944	47,160	98,969	95,745

Income from operations	6,057	7,259	4,142	8,309
Interest expense, net	(1,168)	(863)	(2,257)	(1,758)

Income before provision for income taxes and minority interest	4,889	6,396	1,885	6,551
Provision for income taxes	1,721	2,200	666	2,253
Minority interest of net earnings (losses) of consolidated subsidiaries	(312)	34	(194)	4

Net income	$3,480	$4,162	$1,413	$4,294

Earnings per share:
Basic	$0.20	$0.24	$0.08	$0.24

Diluted	$0.20	$0.24	$0.08	$0.24

Shares used in per share calculation:
Basic	17,302	17,536	17,237	17,667

Diluted	17,675	17,558	17,597	17,765

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Six Months Ended December 31
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,413	$4,294
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,506	8,628
Stock based compensation expense	2,301	2,392
Provision for losses on accounts receivable	285	2,497
Minority interest in net income of subsidiary	(194)	(36)
Equity in earnings of unconsolidated affiliates	(236)	(1,255)
Deferred income taxes	(2,450)	(819)
Other	(11)	24
Changes in operating assets and liabilities:
Accounts receivable	(9,763)	12,488
Other receivables	1,249	(1,948)
Inventories	(28,384)	(13,983)
Prepaid expenses and other current assets	(5,286)	(8,435)
Accounts payable	24,017	18,874
Accrued payroll and related expenses	2,640	463
Advances from customers	(10,378)	8,005
Accrued warranties	1,691	(569)
Deferred revenue	(8)	2,315
Other accrued expenses and current liabilities	(966)	192

Net cash provided (used) in operating activities	(14,574)	33,127

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(4,995)	(5,170)
Proceeds from the sale of property and equipment	95	30
Buyback of subsidiary stock	(659)	—
Acquisition of intangible and other assets	(812)	(1,730)

Net cash used in investing activities	(6,371)	(6,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of bank lines of credit	(3,306)	(3,005)
Proceeds from long-term debt	44,891	—
Payments on long-term debt	(23,197)	(2,860)
Net payments of capital lease obligations	(578)	(496)
Repurchase of treasury shares	—	(7,170)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	1,862	1,664

Net cash provided (used) in financing activities	19,672	(11,867)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(579)	2,293

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,852)	16,683
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,980	18,232

CASH AND CASH EQUIVALENTS - END OF PERIOD	$14,128	$34,915

Supplemental disclosure of cash flow information:
Interest	$2,342	$1,875
Income taxes	$1,751	$2,271
Supplemental disclosure of non-cash investing activities:
Buyback of subsidiary stock with common stock	$5,898	—
Buyback of subsidiary stock in accounts payable	$15,146	—

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on August 28, 2008. The results of operations for the three months and six months ended December 31, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method. Stock options and warrants to purchase a total of 3.3 million and 2.5 million shares of common stock for the three months and six months ended December 31, 2008, respectively, were not included in diluted earnings per share calculations because to do so would have been antidilutive. Stock options and warrants to purchase a total of 0.3 million shares of common stock for the three months and six months ended December 31, 2007, were not included in diluted earnings per share calculations because to do so would have been antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2008	2007	2008
Net income available to common shareholders	$3,480	$4,162	$1,413	$4,294

Weighted average shares outstanding — basic	17,302	17,536	17,237	17,667
Dilutive effect of stock options and warrants	373	22	360	98

Weighted average of shares outstanding — diluted	17,675	17,558	17,597	17,765

Basic earnings per share	$0.20	$0.24	$0.08	$0.24
Diluted earnings per share	$0.20	$0.24	$0.08	$0.24

Comprehensive Income

Comprehensive income/ (loss) is computed as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2008	2007	2008
Net income	$3,480	$4,162	$1,413	$4,294
Reversal of gain on foreign currency forward contract	—	85	—	140
Foreign currency translation adjustments	530	(13,047)	2,030	(19,519)
Minimum pension liability adjustment	1	399	(85)	598
Other	—	—	57	—

Comprehensive income (loss)	$4,011	$(8,411)	$3,415	$(14,487)

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

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS 144.

The partial adoption of SFAS 157 on July 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, did not have a material impact on the Company’s condensed consolidated financial statements. The Company is in the process of analyzing the potential impact of SFAS 157 relating to its planned July 1, 2009 adoption of the remainder of the standard.

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

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2008	December 31, 2008
Accounts receivable
Trade receivables	$158,326	$131,260
Receivables related to long term contracts — unbilled costs and accrued profit on progress completed	758	709

Total	159,084	131,969
Less: allowance for doubtful accounts	(2,303)	(4,236)

Accounts receivable, net	$156,781	$127,733

Inventories, net
Raw materials	$70,339	$71,148
Work-in-process	35,326	30,015
Finished goods	39,142	42,563

Total	$144,807	$143,726

Property and equipment
Land	$6,246	$4,916
Buildings	8,233	6,967
Leasehold improvements	10,068	9,912
Equipment and tooling	51,280	51,920
Furniture and fixtures	5,243	4,559
Computer equipment	15,856	16,387
Software	11,500	11,399

Total	108,426	106,060
Less: accumulated depreciation and amortization	(61,235)	(62,536)

Property and equipment, net	$47,191	$43,524

The Company expects to bill and collect the receivables for unbilled costs and accrued profits at December 31, 2008, during the next twelve months.

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six month period ended December 31, 2008, are as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2008	$17,692	$35,569	$7,147	$60,408
Goodwill adjusted during the period	—	929	(118)	811
Foreign currency translation adjustment	(616)	(1,249)	(39)	(1,904)

Balance as of December 31, 2008	$17,076	$35,249	$6,990	$59,315

In fiscal 2008, the Company repurchased all minority interests in its Spacelabs Healthcare subsidiary. In conjunction with these repurchases, a preliminary allocation of the purchase price in excess of the book value of the minority interest was recorded as of June 30, 2008. As of September 30, 2008, the Company completed its evaluation, resulting in the following purchase price allocation (in thousands):

	Preliminary Allocation	Adjustments	Final Allocation
Goodwill	$9,155	929	$10,084
Developed technology	2,219	355	2,574
Customer relationships	1,442	11	1,453
Trademarks	3,994	(1,697)	2,297
Deferred taxes	(2,679)	402	(2,277)

Total excess purchase price	$14,131	—	$14,131

Intangible assets consisted of the following (in thousands):

		June 30, 2008			December 31, 2008
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$6,265	$2,634	$3,631	$8,038	$2,916	$5,122
Patents	7 years	451	298	153	600	311	289
Core technology	10 years	2,684	911	1,773	1,938	755	1,183
Developed technology	12 years	17,276	5,430	11,846	17,193	6,206	10,987
Customer relationships/ backlog	7 years	9,582	3,697	5,885	9,370	4,225	5,145

Total amortizable assets		36,258	12,970	23,288	37,139	14,413	22,726
Non-amortizable assets:
Trademarks		11,207	—	11,207	9,152	—	9,152

Total intangible assets		$47,465	$12,970	$34,495	$46,291	$14,413	$31,878

Amortization expense related to intangibles assets was $1.8 million and $2.0 million for the six months ended December 31, 2007 and 2008, respectively; and $0.9 million and $1.0 million for the three months ended December 31, 2007 and 2008, respectively. At December 31, 2008, the estimated future amortization expense was as follows (in thousands):

2009 (remaining 6 months)	$1,889
2010	3,734
2011	3,746
2012	3,619
2013	3,348
2014	1,994
2015 and thereafter	4,396

Total	$22,726

4. Borrowings

The Company maintains a credit agreement with certain lenders allowing for borrowings of up to $124.5 million. The credit agreement consists of a $74.5 million, five-year, revolving credit facility (including a $45 million sub-limit for letters-of-credit) and a $50 million five-year term loan. Borrowings under the agreement bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (ii) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on the Company’s consolidated leverage ratio. As of December 31, 2008, the effective, weighted-average interest rate under the credit agreement was 2.59%. The Company’s borrowings under the credit agreement are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of December 31, 2008, $45.3 million was outstanding under the term loan, $15.0 million was outstanding under the revolving credit facility, and $12.7 million was outstanding under the letter-of-credit facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of December 31, 2008, $21.3 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of December 31, 2008, the total amount available under these credit facilities was $28.4 million, with a total cash borrowing sub-limit of $6.9 million

In December 2004, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period, with quarterly installments of £34,500 (approximately $50,000 as of December 31, 2008). The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of December 31, 2008, $3.2 million remained outstanding under this loan at an interest rate of 4.0% per annum.

Long-term debt consisted of the following (in thousands):

(in thousands)	June 30, 2008	December 31, 2008
Five-year term loan due in fiscal 2013	$47,763	$45,263
Twenty-year term loan due in fiscal 2025	4,539	3,178
Capital leases	2,193	1,705
Other	1,189	936

	55,684	51,082
Less current portion of long-term debt	(6,593)	(7,515)

Long-term portion of debt	$49,091	$43,567

5. Stock-based Compensation

As of December 31, 2008, the Company maintained an equity participation plan and an employee stock purchase plan.

The Company recorded stock-based-compensation expense in accordance with SFAS No. 123(R) “Share-Based Payment” in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2008	2007	2008
Cost of goods sold	$42	$48	$83	$108
Selling, general and administrative	1,115	1,091	2,114	2,157
Research and development	49	59	104	127

Total stock-based-compensation expense	$1,206	$1,198	$2,301	$2,392

As of December 31, 2008, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was approximately $6.9 million. The Company expects to recognize these costs over a weighted-average period of 2.5 years.

6. Retirement Benefit Plans

The Company sponsors a number of qualified and nonqualified defined benefit pension plans for its employees. The benefits under these plans are based on years of service and an employee’s highest twelve months’ compensation during the last five years of employment. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2008	2007	2008
Service cost	$76	$8	$147	$324
Interest cost	124	58	244	138
Expected return on plan assets	(95)	(43)	(187)	(71)
Amortization of net loss	39	21	77	47

Net periodic pension expense	$144	$44	$281	$438

For the three months ended December 31, 2008 and 2007, the Company made contributions of $0.1 million and $0.3 million, respectively, to these defined benefit plans. For the six months ended December 31, 2008 and 2007, the Company made contributions of $0.4 million and $0.6 million, respectively, to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For the three months ended December 31, 2008 and 2007, the Company made contributions of $0.7 million and $0.2 million, respectively, to these defined contribution plans. For the six months ended December 31, 2008 and 2007, the Company made contributions of $1.5 million and $0.7 million, respectively, to these defined contribution plans.

7. Commitments and Contingencies

Legal Proceedings

In November 2002, L-3 Communications Corporation brought suit against the Company in the District Court for the Southern District of New York seeking a declaratory judgment that L-3 Communications Corporation had not breached its obligations to us concerning the acquisition of PerkinElmer’s Security Detection Systems Business. The Company asserted counterclaims against L-3 Communications Corporation for, among other things, fraud and breach of fiduciary duty. In December 2006, judgment was entered in the Company’s favor; however, on appeal, the judgment has been reversed in part and vacated in part. The Court of Appeals has remanded the case to the trial court, where it is currently pending, for retrial.

The Company is also involved in various other claims and legal proceedings arising out of the ordinary course of business. In the Company’s opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on its financial position, future results of operations, or cash flows. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company has not accrued for loss contingencies relating to such matters because the Company believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s results of operations, financial position and/or liquidity could be material.

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with the following acquisitions, the Company may be obligated to make additional payments.

In August 2002, the Company purchased a minority equity interest in CXR Limited. In June 2004, the Company increased its equity interest to approximately 75% and in December 2004, the Company acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, the Company agreed to make certain royalty payments during the 18 years following the acquisition of this remaining interest. Royalty payments are based on the license of, or sales of products containing, technology owned by CXR Limited. As of December 31, 2008, no royalty payments have been earned.

In January 2004, the Company acquired Advanced Research & Applications Corp.. During the seven years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of December 31, 2008, no contingent consideration has been earned.

In July 2005, the Company acquired certain assets of InnerStep, B.S.E., Inc. During the seven years following the acquisition, contingent consideration is payable based on its profits before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of December 31, 2008, no contingent consideration has been earned.

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

During one investigation, the Company discovered soil and groundwater contamination at its Hawthorne, California facility. The Company filed the requisite reports concerning this problem with the appropriate environmental authorities in fiscal 2001. The Company has not yet received any response to such reports, and no agency action or litigation is presently pending or threatened. The Company’s site was previously used by other companies for semiconductor manufacturing similar to that presently conducted on the site by us, and it is not presently known who is responsible for the contamination or, if required, the remediation. The groundwater contamination is a known regional problem, not limited to the Company’s premises or its immediate surroundings.

The Company has also been informed of soil and groundwater evaluation efforts at a facility that its Ferson Technologies subsidiary previously leased in Ocean Springs, Mississippi. Ferson Technologies occupied the facility until October 2003. The Company believes that the owner and previous occupants of the facility have primary responsibility for any remediation that may be required and have an agreement with the facility’s owner under which the owner is responsible for remediation of pre-existing conditions. However, as site evaluation efforts are still in progress, and may be for some time, the Company is unable at this time to ascertain whether Ferson Technologies bears any exposure for remediation costs under applicable environmental regulations.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2008	2007	2008
Balance at beginning of period	$7,998	$10,705	$7,443	$11,597
Additions	2,334	1,189	3,666	2,204
Reductions for warranty repair costs	(1,174)	(2,186)	(1,951)	(4,093)

Balance at end of period	$9,158	$9,708	$9,158	$9,708

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

9. Segment Information

The Company operates in three identifiable industry segments: (i) Security, providing security and inspection systems; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems; and (iii) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for applications in the defense and aerospace markets, among others. The Company also has a Corporate segment that includes executive compensation and certain other general and administrative expenses. Interest expense and certain expenses related to legal, audit and other professional service fees, are not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division comprises businesses that primarily supply components and subsystems to original equipment manufacturers, including to the businesses of the Security and Healthcare divisions. All intersegment sales are eliminated in consolidation.

The following table presents segment information (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2008	2007	2008
Revenues — by Segment:
Security division	$63,874	$67,067	$112,680	$125,752
Healthcare division	67,862	59,695	124,461	114,522
Optoelectronics and Manufacturing division, including intersegment revenues	44,695	44,745	81,065	89,626
Intersegment revenues elimination	(12,237)	(12,465)	(22,999)	(22,697)

Total	$164,194	$159,042	$295,207	$307,203

Revenues — by Geography:
North America	$105,390	$110,714	$196,476	$216,903
Europe	55,043	37,171	93,642	72,261
Asia	16,008	23,622	28,088	40,736
Intersegment revenues elimination	(12,247)	(12,465)	(22,999)	(22,697)

Total	$164,194	$159,042	$295,207	$307,203

Operating income(loss) — by Segment:
Security division	$871	$4,846	$174	$7,894
Healthcare division	6,242	2,285	7,293	460
Optoelectronics and Manufacturing division	3,114	3,195	4,453	7,057
Corporate	(3,986)	(2,678)	(7,465)	(6,892)
Eliminations (1)	(184)	(389)	(313)	(210)

Total	$6,057	$7,259	$4,142	$8,309

	June 30, 2008	December 31, 2008
Assets — by Segment:
Security division	$199,884	$206,309
Healthcare division	172,038	163,542
Optoelectronics and Manufacturing division	95,615	91,189
Corporate	43,313	34,869
Eliminations (1)	(3,209)	(1,485)

Total	$507,641	$494,424

(1)	Eliminations primarily reflect the elimination of intercompany profit in inventory not-yet-realized. This profit will be realized when inventory is shipped to the external customers of the Security and Healthcare divisions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Security Division. Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. federal, state and local government agencies as well as to foreign governments. These products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 41% and 38% of our total consolidated revenues for the six months ended December 31, 2008 and 2007, respectively.

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

Healthcare Division. Through our Healthcare division, we design, manufacture and market patient monitoring, diagnostic cardiology and anesthesia systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 37% and 42% of our total consolidated revenues for the six months ended December 31, 2008 and 2007, respectively.

The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. During the current fiscal year, the challenging US macroeconomic environment including the tighter credit markets have negatively impacted our sales as certain hospitals have delayed capital spending. In response to the decreased revenue level during our second quarter of fiscal 2009, we extended restructuring activities initiated in fiscal 2007 including headcount reductions, which are expected to result in approximately $10 million of annualized savings.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. External revenues from our Optoelectronics and Manufacturing division accounted for 22% and 20% of our total consolidated revenues for the six months ended December 31, 2008 and 2007, respectively.

Consolidated Results. For the three months ended December 31, 2008, we reported an operating profit of $7.3 million, as compared to an operating profit of $6.1 million for the comparable prior year period, which represents a 20% improvement over our prior year performance. This improvement was driven primarily by a $6.5 million reduction in selling, general and administrative (SG&A) and research and development (R&D) expenses following restructuring initiatives we have undertaken in the last year, as well as various other efficiencies. This reduction in operating expenses more than offset a $4.6 million decrease in gross profit resulting primarily from a 3% revenue decrease during the three months ended December 31, 2008 and a 1.7% decrease in gross margin, primarily due to product mix. In addition, we incurred non-recurring restructuring charges of $2.8 million in the three months ended December 31, 2008, as compared to $2.1 million in the prior year.

For the six months ended December 31, 2008, we reported an operating profit of $8.3 million, as compared to an operating profit of $4.1 million for the comparable prior year period, which represents a 102% improvement over prior year performance. This $4.2 million improvement was primarily a result of a $4.6 million reduction in SG&A and R&D expenses, following restructuring initiatives we have undertaken in the last year, various other efficiencies that we achieved, and a $0.9 million increase in gross profit that was driven by the 4% revenue growth during the six months ended December 31, 2008. These favorable impacts on operating income were partially offset by a 1.0% decrease in gross margin, primarily due to product mix and non-recurring restructuring charges of $3.6 million in the six months ended December 31, 2008, as compared to $2.2 million in the prior year.

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007.

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 10 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	Q2 2008	% of Net Sales	Q2 2009	% of Net Sales	$ Change	% Change
Security division	$63.9	39%	$67.1	42%	$3.2	5%
Healthcare division	67.9	41%	59.7	38%	(8.2)	(12)%
Optoelectronics and Manufacturing division	44.7	27%	44.7	28%	—	—
Intersegment revenues	(12.3)	(7)%	(12.5)	(8)%	(0.2)	(2)%

Total revenues	$164.2	100%	$159.0	100%	$(5.2)	(3)%

Net revenues for the three months ended December 31, 2008, decreased $5.2 million, or 3%, to $159.0 million, from $164.2 million for the comparable prior-year period.

Revenues for the Security division for the three months ended December 31, 2008, increased $3.2 million, or 5%, to $67.1 million, from $63.9 million for the comparable prior-year period. The increase was primarily due to a $6.5 million, or 23%, increase in sales of baggage and parcel inspection, people screening and hold baggage screening equipment and to a $1.8 million, or 18%, increase in service revenue, partially offset by a decrease in sales of cargo and vehicle inspection systems equipment of $5.1 million or 20% due to the timing of shipments.

Revenues for the Healthcare division for the three months ended December 31, 2008, decreased $8.2 million, or 12%, to $59.7 million, from $67.9 million for the comparable prior-year period. The decrease was primarily due to a decrease in patient monitoring equipment sales, primarily in North America, of $7.1 million, generally attributable to the weak U.S. economy, and lower clinical trial services revenue of $1.6 million.

Revenues for the Optoelectronics and Manufacturing division for the three months ended December 31, 2008, were $44.7 million, unchanged from the comparable prior-year period. Included in this total revenue amount for the three months ended December 31, 2008, the Optoelectronics and Manufacturing division recorded intersegment sales of $12.5 million, compared to $12.3 million in the comparable prior-year period. Such intersegment sales are eliminated in consolidation.

Gross Profit

(in millions)	Q2 2008	% of Net Sales	Q2 2009	% of Net Sales
Gross profit	$59.0	35.9%	$54.4	34.2%

Gross profit decreased $4.6 million, or 8%, to $54.4 million for the three months ended December 31, 2008, from $59.0 million for the comparable prior-year period, primarily as a result of a 12% decrease in revenue in our Healthcare division. The gross margin decreased to 34.2%, from 35.9% over the comparable prior-year period. This decrease was primarily attributable to a decrease in revenues of our Healthcare division, primarily in patient monitoring sales, which generally carry higher gross margins than many of our other products.

Operating Expenses

(in millions)	Q2 2008	% of Net Sales	Q2 2009	% of Net Sales	$ Change	% Change
Selling, general and administrative	$39.1	23.8%	$35.7	22.4%	$(3.4)	(9)%
Research and development	11.7	7.1%	8.6	5.4%	(3.1)	(26)%
Restructuring and other charges	2.1	1.3%	2.8	1.8%	0.7	33%

Total operating expenses	$52.9	32.2%	$47.1	29.6%	$(5.8)	(11)%

Selling, general and administrative expenses. SG&A expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended December 31, 2008, SG&A expenses decreased by $3.4 million, or 9%, to $35.7 million, from $39.1 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses for the three months ended December 31, 2008 decreased to 22.4%, from 23.8% for the comparable prior-year period. This reduction in spending was a direct result of cost containment initiatives throughout the Company including the restructuring activities, which were heavily focused in our Healthcare division.

Research and development. R&D expenses include research related to new product development and product enhancement expenditures. For the three months ended December 31, 2008, such expenses decreased $3.1 million, or 26%, to $8.6 million, from $11.7 million for the comparable prior-year period. As a percentage of revenues, R&D expenses were 5.4% for the three months ended December 31, 2008, compared to 7.1% for the comparable prior-year period. This decrease in R&D expenses for the three month period ended December 31, 2008, resulted from a reduction in R&D spending by our Healthcare division, primarily following restructuring activities and a decrease in R&D spending by our Security division due to receipt of offsetting third-party grants.

Restructuring and other charges. In fiscal 2007, we initiated a series of restructuring activities, which were intended to align our global capacity and infrastructure with demand by our customers and thereby improve our operating efficiencies. During the second quarter ended December 31, 2008, we continued this initiative and realigned our operations to further increase our operating efficiency. As a result, we recorded restructuring charges of $2.8 million. These charges included $2.5 million in our Healthcare division, $0.2 million in our Security division and $0.1 million in our Optoelectronics and Manufacturing division, primarily relating to facility closure and employee severance costs. During the second quarter ended December 31, 2007, we recorded total restructuring and other charges of $2.1 million. These charges included $1.8 million in our Security division, $0.2 million charges in our Healthcare division and $0.1 million in our Optoelectronics and Manufacturing division, primarily relating to severance and manufacturing relocation costs.

Other Income and Expenses

(in millions)	Q2 2008	% of Net Sales	Q2 2009	% of Net Sales	$ Change	% Change
Interest expense	$1.3	0.7%	$1.0	0.6%	$(0.3)	(23)%
Interest income	(0.1)	—	(0.1)	—	—	—

Total other income and expense	$1.2	0.7%	$0.9	0.6%	$(0.3)	(25)%

Interest expense. For the three months ended December 31, 2008, we incurred interest expense of $1.0 million, compared to $1.3 million for the comparable prior year period. The decrease in interest expense was due to a lower cost of borrowing, which was partially offset by higher levels of debt. We incurred higher levels of debt in connection with a $15.8 million repurchase, during fiscal 2008, of all outstanding shares of Spacelabs Healthcare and as well as a $7.2 million repurchase, during the three months ended December 31, 2008, of 600,000 shares of our common stock.

Income taxes. For the three months ended December 31, 2008, our income tax provision was $2.2 million, compared to an income tax provision of $1.7 million for the comparable prior-year period. Our effective tax rate for the three months ended December 31, 2008 was 34.4%, compared to 35.2% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007.

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	YTD Q2 2008	% of Net Sales	YTD Q2 2009	% of Net Sales	$ Change	% Change
Security division	$112.7	38%	$125.8	41%	$13.1	12%
Healthcare division	124.5	42%	114.5	37%	(10.0)	(8)%
Optoelectronics and Manufacturing division	81.0	27%	89.6	29%	8.6	11%
Intersegment revenues	(23.0)	(7)%	(22.7)	(7)%	0.3	1%

Total revenues	$295.2	100%	$307.2	100%	$12.0	4%

Net revenues for the six months ended December 31, 2008, increased $12.0 million, or 4%, to $307.2 million from $295.2 million for the comparable prior-year period.

Revenues for the Security division for the six months ended December 31, 2008, increased $13.1 million or 12%, to $125.8 million, from $112.7 million for the comparable prior-year period. The increase was attributable to a $12.5 million, or 25%, increase in sales of baggage and parcel inspection, people screening and hold baggage screening equipment, and to a $5.5 million, or 30%, increase in service revenue, partially offset by a decrease in sales of cargo and vehicle inspection systems of $4.9 million or 11% due to the timing of shipments.

Revenues for the Healthcare division for the six months ended December 31, 2008, decreased $10.0 million, or 8%, to $114.5 million, from $124.5 million for the comparable prior-year period. The decrease was primarily due to a decrease in patient monitoring equipment sales, primarily in North America, of $9.6 million, generally attributable to the weak U.S. economy, and lower clinical trial services revenue of $2.8 million.

Revenues for the Optoelectronics and Manufacturing division for the six months ended December 31, 2008, increased $8.6 million, or 11%, to $89.6 million, from $81.0 million for the comparable prior-year period. The change in revenues was attributable to increased contract manufacturing sales of $10.1 million and increased commercial optoelectronics sales of $2.4 million. These increases were partially offset by decreases in weapons simulation sales of $3.6 million. The increase in contract manufacturing revenues is primarily due to the fulfillment of a significant defense-industry related contract that is expected to continue through the end of fiscal 2009 and into the first quarter of fiscal 2010. Included in this total revenue amount for the six months ended December 31, 2008, the Optoelectronics and Manufacturing division recorded intersegment sales of $22.7 million, compared to $23.0 million in the comparable prior-year period. Such intersegment sales are eliminated in consolidation.

Gross Profit

(in millions)	YTD Q2 2008	% of Net Sales	YTD Q2 2009	% of Net Sales
Gross profit	$103.1	34.9%	$104.1	33.9%

Gross profit increased $1.0 million, or 1%, to $104.1 million for the six months ended December 31, 2008, from $103.1 million for the comparable prior-year period. The increase in gross profit is primarily the result of a 4% increase in total revenues. The gross profit margin decreased to 33.9%, from 34.9% for the comparable prior-year period. This decrease was primarily attributable to a decrease in sales of patient monitors by our Healthcare division, which generally carry higher gross margins than many of our other products and an increase in contract manufacturing sales by our Optoelectronics and Manufacturing division, which sales generally carry lower gross margins than many of our other offerings.

Operating Expenses

(in millions)	YTD Q2 2008	% of Net Sales	YTD Q2 2009	% of Net Sales	$ Change	% Change
Selling, general and administrative	$75.3	25.5%	$73.3	23.9%	$(2.0)	(3)%
Research and development	21.5	7.3%	18.9	6.1%	(2.6)	(12)%
Restructuring and other charges	2.2	0.7%	3.6	1.2%	1.4	64%

Total operating expenses	$99.0	33.5%	$95.8	31.2%	$(3.2)	(3)%

Selling, general and administrative expenses. For the six months ended December 31, 2008, SG&A expenses decreased by $2.0 million, or 3%, to $73.3 million, from $75.3 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses for the six months ended December 31, 2008 decreased to 23.9%, from 25.5% for the comparable prior-year period. This reduction was primarily due to a decrease of $3.1 million in spending following restructuring activities, which were heavily focused in our Healthcare division.

Research and development. R&D expenses include research related to new product development and product enhancement expenditures. For the six months ended December 31, 2008, such expenses decreased $2.6 million, or 12%, to $18.9 million, from $21.5 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 6.1% for the six months ended December 31, 2008, compared to 7.3% for the comparable prior-year period. The decrease in R&D expenses for the six month period ended December 31, 2008, was primarily attributable to: (i) a decrease in R&D spending within our Security division of $0.9 million due to receipt of offsetting third-party grants and (ii) and a decrease of $1.7 million in the six months ended December 31, 2008 in our Healthcare division, primarily attributable to cost cutting activities associated with restructuring.

Restructuring and other charges. In fiscal 2007, we initiated a series of restructuring activities that were intended to align our global capacity and infrastructure with demand by our customers and thereby improve our operating efficiencies. During the six months ended December 31, 2008, we continued this initiative to further increase our operating efficiencies. As a result, we recorded restructuring charges of $3.6 million. These charges included $3.0 million in our Healthcare division, $0.2 million in our Security division, $0.1 million in our Optoelectronics and Manufacturing division, and $0.3 million in our Corporate segment, primarily relating to facility closure and employee severance costs. During the six months ended December 31, 2007, we recorded restructuring charges of $2.2 million. These charges included $1.9 million in our Security division, $0.2 million in our Healthcare division, and $0.1 million in our Optoelectronics and Manufacturing division, primarily relating to employee severance and manufacturing relocation costs.

Other Income and Expenses

(in millions)	YTD Q2 2008	% of Net Sales	YTD Q2 2009	% of Net Sales	$ Change	% Change
Interest expense	$2.4	0.9%	$2.0	0.7%	$(0.4)	(17)%
Interest income	(0.2)	(0.1)%	(0.3)	(0.1)%	(0.1)	(50)%

Total other income and expense	$2.2	0.8%	$1.7	0.6%	$(0.5)	(23)%

Interest expense. For the six months ended December 31, 2008, we incurred interest expense of $2.0 million, compared to $2.4 million for the comparable prior-year period. The decrease in interest expense was primarily attributable to a lower cost of borrowing, which was partially offset by higher levels of debt. We incurred higher levels of debt in connection with a $15.8 million repurchase, during fiscal 2008, of all outstanding shares of Spacelabs Healthcare and as well as a $7.2 million repurchase, during the three months ended December 31, 2008 of 600,000 shares of our common stock.

Income taxes. For the six months ended December 31, 2008, our income tax provision was $2.3 million, compared to a benefit of $0.7 million for the comparable prior-year period. Our effective tax rate for the six months ended December 31, 2008 was 34.4%, compared to 35.3% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $34.9 million at December 31, 2008, an increase of $16.7 million from $18.2 million at June 30, 2008. The changes in our working capital and cash and cash equivalent balances during the six months ended are described below.

(in millions)	June 30, 2008	December 31, 2008	% Change
Working capital	$195.0	$177.7	(9)%
Cash and cash equivalents	18.2	34.9	92%

Working Capital. The decrease in working capital is primarily due to decreases in accounts receivable of $29.1 million, due to an ongoing focus on collections, an increase in accounts payable of $11.2 million and an increase in advances from customers of $5.8 million, due primarily to a small number of large sales by our Security division. These decreases to working capital were partially offset by: (i) a $16.7 million increase in cash; (ii) a $5.0 million increase in prepaid assets, partially due to the renewal of our worldwide insurance policies and prepayments to vendors following advances by customers; (iii) a $3.7 million decrease in our bank lines of credit; and (iv) a $2.4 million reduction in other accrued expenses and current liabilities.

(in millions)	YTD Q2 2008	YTD Q2 2009	$ Change
Cash provided (used) in operating activities	$(14.6)	$33.1	$47.7
Cash used in investing activities	(6.4)	(6.9)	(0.5)
Cash provided (used) in financing activities	19.7	(11.9)	(31.6)

Cash Provided (Used) in Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, tax timing differences, and other items can significantly impact cash flows. Net cash provided by operations for the six months ended December 31, 2008 was $33.1 million, an increase of $47.7 million from the $14.6 million used in the comparable prior-year period. This improvement was partially due to an increase in our net income of $5.1 million for the six months ended December 31, 2008, after giving consideration to non-cash operating items including depreciation and amortization, stock-based compensation, deferred taxes and provision for losses on accounts receivable, among others, for both periods. The improvement was also due to better working capital management in the current year period versus the prior year period, resulting in: (i) a $22.2 million reduction in accounts receivable due to an ongoing focus on collections; (ii) an $18.4 million increase in advances from customers; and (iii) a $14.4 million decrease in inventory. These cash generating improvements were partially offset by: (i) decreases in accounts payable of $5.1 million; (ii) increases in other receivables of $3.2 million as well as (iii) increases in prepaid expenses and other current assets of $3.1 million.

Cash Used in Investing Activities. Net cash used in investing activities was $6.9 million for the six months ended December 31, 2008, compared to $6.4 million for the six months ended December 31, 2007. During the six months ended December 31, 2008, the primary investing activity involved $5.2 million of capital expenditures as compared to $5.0 million for capital expenditures during the comparable prior year period. During the six months ended December 31, 2008, we also acquired intangible and other assets of $1.7 million as compared to $0.8 million during the comparable prior-year period. In addition, during the comparable prior year period, we repurchased shares of Spacelabs Healthcare stock for $0.7 million.

Cash Provided (Used) in Financing Activities. Net cash used in financing activities was $11.9 million for the six months ended December 31, 2008, compared to net cash provided by financing activities of $19.7 million for the six months ended December 31, 2007. During the six months ended December 31, 2008, we used $7.2 million in cash to repurchased 600,000 shares of our common stock. We paid down our ongoing scheduled debt and capital leases by an additional $3.4 million and we paid down our revolving lines of credit by $3.0 million. In the prior year period, we had received net proceeds of $21.7 million when we entered into a new credit agreement while simultaneously paying down the preceding credit facility, less the ongoing repayment of our new credit agreement as well as all other scheduled debt and capital lease payments. In the prior year period, we also paid down our revolving lines of credit by $3.3 million.

Borrowings

We maintain a credit agreement with certain lenders allowing for borrowings of up to $124.5 million. The credit agreement consists of a $74.5 million, five-year, revolving credit facility (including a $45 million sub-limit for letters-of-credit) and a $50 million five-year term loan. Borrowings under the agreement bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (ii) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on our consolidated leverage ratio. As of December 31, 2008, the effective, weighted-average interest rate under the credit agreement was 2.59%. Our borrowings under the credit agreement are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of December 31, 2008, $45.3 million was outstanding under the term loan, $15.0 million was outstanding under the revolving credit facility, and $12.7 million was outstanding under the letter-of-credit facility.

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of December 31, 2008, $21.3 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of December 31, 2008, the total amount available under these credit facilities was $28.4 million, with a total cash borrowing sub-limit of $6.9 million.

In December 2004, we entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period, with quarterly installments of £34,500 (approximately $50,000 as of December 31, 2008). The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of December 31, 2008, $3.2 million remained outstanding under this loan at an interest rate of 4% per annum.

Our long-term debt consisted of the following:

(in thousands)	June 30, 2008	December 31, 2008
Five-year term loan due in fiscal 2013	$47,763	$45,263
Twenty-year term loan due in fiscal 2025	4,539	3,178
Capital leases	2,193	1,705
Other	1,189	936

	55,684	51,082
Less current portion of long-term debt	6,593	7,515

Long-term portion of debt	$49,091	$43,567

We anticipate that existing cash borrowing arrangements and future access to capital markets should be sufficient to meet our cash requirements for the foreseeable future. However, our future capital requirements and the adequacy of available funds will depend on many factors, including cash flows from operations, future business acquisitions, litigation, stock repurchases and levels of research and development spending.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we can repurchase up to 3,000,000 shares of our common stock. During the three months ended December 31, 2008, we repurchased 604,128 shares under this program and 726,845 shares were available for additional repurchase under the program as of December 31, 2008. Upon repurchase, the shares are restored to the status of authorized but unissued shares and we record them as a reduction in the number of shares of common stock issued and outstanding in our condensed consolidated financial statements.

Dividend Policy

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

Contractual Obligations

Under the terms and conditions of the purchase agreements associated with the following acquisitions, we may be obligated to make additional payments:

In August 2002, we purchased a minority equity interest in CXR Limited. In June 2004, we increased our equity interest to approximately 75% and in December 2004, we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, we agreed to make certain royalty payments during the 18 years following the acquisition of its remaining interest. Royalty payments are based on the license of, or sales of products containing technology owned by CXR Limited. As of December 31, 2008, no royalty payments have been earned.

In January 2004, we acquired Advanced Research & Applications Corp.. During the seven years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of December 31, 2008, no contingent consideration has been earned.

In July 2005, we acquired certain assets of InnerStep, B.S.E., Inc. During the seven years following the acquisition, contingent consideration is payable based on its profits before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of December 31, 2008, no contingent consideration has been earned.

Off Balance Sheet Arrangements

As of December 31, 2008, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the six months ended December 31, 2008, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Finland, France, Germany, Italy and Greece (Euros), Singapore (Singapore dollars and U.S. dollars), Malaysia (Malaysian ringgits), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese renminbi), Canada (Canadian dollars), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (AOCI). Transaction gains and losses, which were included in our condensed consolidated statement of operations, amounted to a loss of approximately $0.2 million during the three months ended December 31, 2008, as compared to a gain of $0.1 million for the comparable prior year period; and gains of $0.6 million and $0.2million for the six months ended December 31, 2008 and 2007, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $2 million in second quarter of fiscal 2008. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $2 million in second quarter of fiscal 2008.

Use of Derivatives

From time to time, our use of derivatives consists primarily of foreign exchange contracts and interest rate swaps. There were no foreign exchange contracts or interest rate swaps outstanding as of June 30, 2008 and December 31, 2008.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and six months ended December 31, 2008.

Interest Rate Risk

We classify all highly liquid investments with maturity of three months or less as cash equivalents and record them in the balance sheet at fair value.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In March 1999, our Board of Directors authorized a stock repurchase program (for up to 2 million shares of our common stock) and in September 2004, they increased the number of shares available for repurchase under the program by an additional 1 million shares. There is no timeframe to complete the repurchase program. Upon repurchase, shares are restored to the status of authorized but unissued shares.

During the three months ended December 31, 2008, pursuant to this program, we repurchased a total of 604,128 shares of our common stock in open market transactions. The following table provides a monthly summary of such stock repurchase activity:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
October 2008	—	—	0	1,330,973
November 2008	306,103	$11.09	306,103	1,024,870
December 2008	298,025	$12.63	298,025	726,845

Total	604,128	$11.85	604,128

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting on December 8, 2008. At the meeting, shareholders voted on the following actions:

1. Election of Directors.

Name	For	Withheld
Deepak Chopra	14,554,446	385,138
Ajay Mehra	14,497,511	442,073
Steven C. Good	13,309,310	1,630,274
Meyer Luskin	14,066,465	873,119
Chand R. Viswanathan	14,861,290	78,294
Leslie E. Bider	14,021,422	918,162

The six nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors and will serve as directors until our next annual meeting and until their successor is elected and qualified.

2. Ratification of the appointment of Moss Adams LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2009.

For	14,910,335
Against	19,960
Abstain	9,289

The proposal was approved.

3. Ratification of the adoption of the OSI System, Inc. 2008 Employee Stock Purchase Plan, including the reservation of 1,500,000 shares of our Common Stock for issuance thereunder.

For	10,902,621
Against	961,147
Abstain	661,063
Non-Votes	2,414,753

The proposal was approved.

Item 6.	Exhibits

10.1	Second Amendment to Credit Agreement

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 29th day of January 2009.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer