Form 10-Q
period 2009-03-31
OSI SYSTEMS INC
filed 2009-05-01
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of April 28, 2009, there were 17,392,709 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30,	March 31,
	2008	2009
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,232	$28,651
Accounts receivable	156,781	120,343
Other receivables	3,258	3,495
Inventories	144,807	145,951
Deferred income taxes	19,313	18,999
Prepaid expenses and other current assets	14,064	14,363
Total current assets	356,455	331,802
Property and equipment, net	47,191	44,931
Goodwill	60,408	59,045
Intangible assets, net	34,495	31,868
Other assets	9,092	11,225
Total assets	$507,641	$478,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$18,657	$9,000
Current portion of long-term debt	6,593	8,015
Accounts payable	75,320	76,930
Accrued payroll and employee benefits	20,896	21,194
Advances from customers	6,746	8,169
Accrued warranties	11,597	10,017
Deferred revenue	7,414	7,615
Other accrued expenses and current liabilities	14,274	12,977
Total current liabilities	161,497	153,917
Long-term debt	49,091	41,448
Other long-term liabilities	17,804	18,630

Total liabilities	228,392	213,995
Minority interest	1,228	1,215
Commitment and contingencies (Note 7)
Shareholders’ Equity:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value—authorized, 100,000,000 shares; issued and outstanding, 17,740,057 and 17,392,709 shares at June 30, 2008 and March 31, 2009, respectively	224,581	224,538
Retained earnings	41,972	48,839
Accumulated other comprehensive income	11,468	(9,716)
Total shareholders’ equity	278,021	263,661
Total liabilities and shareholders’ equity	$507,641	$478,871

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount data)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2009	2008	2009
Revenues	$156,708	$144,095	$451,915	$451,298
Cost of goods sold	100,322	94,264	292,418	297,413
Gross profit	56,386	49,831	159,497	153,885

Operating expenses:
Selling, general and administrative expenses	37,629	34,384	112,945	107,648
Research and development	12,055	8,572	33,509	27,454
Impairment, restructuring, and other charges	1,156	2,401	3,355	6,000
Total operating expenses	50,840	45,357	149,809	141,102
Income from operations	5,546	4,474	9,688	12,783
Interest expense, net	(1,162)	(583)	(3,419)	(2,341)
Income before provision for income taxes and minority interest	4,384	3,891	6,269	10,442
Provision (benefit) for income taxes	(2,643)	1,296	(1,977)	3,549
Minority interest of net earnings (losses) of consolidated subsidiaries	118	22	(76)	26
Net income	$6,909	$2,573	$8,322	$6,867
Earnings per share:
Basic	$0.39	$0.15	$0.48	$0.39
Diluted	$0.39	$0.15	$0.47	$0.39
Shares used in per share calculation:
Basic	17,624	17,336	17,333	17,557
Diluted	17,922	17,396	17,654	17,624

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended March 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,322	$6,867
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,639	12,820
Stock based compensation expense	3,497	3,895
Provision for losses on accounts receivable	285	5,153
Minority interest in net income (loss) of consolidated subsidiaries	(76)	26
Equity in earnings of unconsolidated affiliates	(334)	(549)
Deferred income taxes	(6,201)	(880)
Other	41	107
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	1,343	16,892
Other receivables	(147)	(1,152)
Inventories	(28,821)	(19,347)
Prepaid expenses and other current assets	(6,614)	(2,420)
Accounts payable	11,877	9,116
Accrued payroll and related expenses	3,931	1,032
Advances from customers	(11,545)	6,524
Accrued warranties	1,692	(213)
Deferred revenue	(675)	2,694
Other accrued expenses and current liabilities	(1,117)	(451)
Net cash provided by (used in) operating activities	(9,903)	40,114
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(7,852)	(9,354)
Proceeds from the sale of property and equipment	137	56
Purchase of investments and marketable securities	—	(407)
Buyback of subsidiary stock	(15,050)	—
Acquisition of intangible and other assets	(1,397)	(2,698)
Net cash used in investing activities	(24,162)	(12,403)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) bank lines of credit	6,878	(9,353)
Proceeds from long-term debt	44,941	—
Payments on long-term debt	(23,991)	(4,274)
Net payments of capital lease obligations	(780)	(731)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	5,423	3,255
Repurchase of common shares	—	(7,388)
Net cash provided by (used in) financing activities	32,471	(18,491)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	533	1,199
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,061)	10,419
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,980	18,232
CASH AND CASH EQUIVALENTS - END OF PERIOD	$14,919	$28,651
Supplemental disclosure of cash flow information:
Interest	$3,559	$2,504
Income taxes	$2,453	$3,769
Supplemental disclosure of non-cash investing activities:
Buyback of subsidiary stock with common stock	$5,898	—

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

Through its Security division, the Company designs, manufactures and markets security and inspection systems worldwide primarily under the “Rapiscan Systems” trade name. Rapiscan Systems products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband and to screen people. These products are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems products fall into four categories: baggage and parcel inspection, cargo and vehicle inspection, hold (checked) baggage screening and people screening.

Through its Healthcare division, the Company designs, manufactures and markets patient monitoring, diagnostic cardiology and anesthesia systems worldwide primarily under the “Spacelabs” trade name. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians offices, medical clinics and ambulatory surgery centers. The Company’s Healthcare division also offers centralized cardiac safety core laboratory services in connection with clinical trials by or on behalf of pharmaceutical companies and clinical research organizations.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method. Stock options and warrants to purchase a total of 2.1 million common shares for the three months and nine months ended March 31, 2009, respectively, were not included in diluted earnings per share calculations because to do so would have been antidilutive. Stock options and warrants to purchase a total of 1.1 million and 0.4 million shares of common stock for the three months and nine months ended March 31, 2008, respectively, were not included in diluted earnings per share calculations because to do so would have been antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008	2009
Net income available to common shareholders	$6,909	$2,573	$8,322	$6,867
Weighted average shares outstanding — basic	17,624	17,336	17,333	17,557
Dilutive effect of stock options and warrants	298	60	321	67
Weighted average of shares outstanding — diluted	17,922	17,396	17,654	17,624
Basic earnings per share	$0.39	$0.15	$0.48	$0.39
Diluted earnings per share	$0.39	$0.15	$0.47	$0.39

Derivative Instruments and Hedging Activities

The Company’s use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements.  As of March 31, 2009, the Company had outstanding foreign currency forward contracts totaling $7.0 million to sell Taiwanese dollars in anticipation of the settlement in fiscal 2010 of sales denominated in Taiwanese dollars.  In addition, to reduce the unpredictability of cash flows from interest payments related to variable, LIBOR-based debt, the Company entered into a three year interest rate swap agreement during the three months ended March 31, 2009, whereby the Company essentially incurs interest expense based upon a fixed 1.69% rate index for a portion of its term loan.  The interest rate swap matures in March 2012.  Pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities (as amended)” (SFAS 133), each of these derivative contracts, as well other derivative contracts settled during the nine months ended March 31, 2009, are considered effective cash flow hedges in their entirety.  As a result, the net gains or losses on such derivative contracts have been reported as a component of other comprehensive income in the condensed consolidated financial statements and reclassified into net earnings when the hedged transactions settle.

Comprehensive Income

Comprehensive income (loss) is computed as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008	2009
Net income	$6,909	$2,573	$8,322	$6,867
Foreign currency translation adjustments	2,119	(2,199)	4,149	(21,579)
Net gain (loss) from SFAS 133 derivative contracts	—	(162)	—	(107)
Reclassification of net (gain) loss from SFAS 133 derivative contracts	—	—	—	(55)
Minimum pension liability adjustment	(62)	(42)	(147)	556
Other	—	—	58	—
Comprehensive income (loss)	$8,966	$170	$12,382	$(14,318)

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

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company believes that SFAS 162 will have no material effect on its condensed consolidated financial statements.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2008	March 31, 2009
Accounts receivable
Trade receivables	$158,326	$125,132
Receivables related to long term contracts — unbilled costs and accrued profit on progress completed	758	1,949
Total	159,084	127,081
Less: allowance for doubtful accounts	(2,303)	(6,738)
Accounts receivable, net	$156,781	$120,343
Inventories, net
Raw materials	$70,339	$69,459
Work-in-process	35,326	29,924
Finished goods	39,142	46,568
Total	$144,807	$145,951
Property and equipment
Land	$6,246	$4,895
Buildings and leasehold improvements	18,301	20,426
Equipment and tooling	51,280	51,551
Furniture and fixtures	5,243	4,596
Computer equipment	15,856	16,534
Software	11,500	11,736
Total	$108,426	$109,738
Less: accumulated depreciation and amortization	(61,235)	(64,807)
Property and equipment, net	$47,191	$44,931

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine month period ended March 31, 2009, are as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2008	$17,692	$35,569	$7,147	$60,408
Goodwill adjusted during the period	—	929	(118)	811
Foreign currency translation adjustment	(858)	(1,268)	(48)	(2,174)
Balance as of March 31, 2009	$16,834	$35,230	$6,981	$59,045

In fiscal 2008, the Company repurchased all minority interests in its Spacelabs Healthcare subsidiary. In conjunction with the repurchase activities, a preliminary allocation of the purchase price in excess of the book value of the minority interest was recorded as of June 30, 2008. As of September 30, 2008, the Company completed its evaluation, resulting in the following purchase price allocation (in thousands):

	Preliminary Allocation	Adjustments	Final Allocation
Goodwill	$9,155	929	$10,084
Developed technology	2,219	355	2,574
Customer relationships	1,442	11	1,453
Trademarks	3,994	(1,697)	2,297
Deferred taxes	(2,679)	402	(2,277)
Total excess purchase price	$14,131	—	$14,131

Intangible assets consisted of the following (in thousands):

		June 30, 2008			March 31, 2009
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$6,265	$2,634	$3,631	$8,951	$3,057	$5,894
Patents	10 years	451	298	153	645	320	325
Core technology	10 years	2,684	911	1,773	1,926	798	1,128
Developed technology	12 years	17,276	5,430	11,846	17,186	6,658	10,528
Customer relationships/ backlog	7 years	9,582	3,697	5,885	9,367	4,521	4,846
Total amortizable assets		36,258	12,970	23,288	38,075	15,354	22,721
Non-amortizable assets:
Trademarks		11,207	—	11,207	9,147	—	9,147
Total intangible assets		$47,465	$12,970	$34,495	$47,222	$15,354	$31,868

Amortization expense related to intangibles assets was $2.7 million and $2.9 million for the nine months ended March 31, 2008 and 2009, respectively. At March 31, 2009, the estimated future amortization expense was as follows (in thousands):

2009 (remaining 3 months)	$951
2010	3,760
2011	3,734
2012	3,701
2013	3,443
2014	2,172
2015 and thereafter	4,960
Total	$22,721

4. Borrowings

The Company maintains a credit agreement with certain lenders allowing for borrowings of up to $124.5 million. The credit agreement consists of a $74.5 million, five-year, revolving credit facility (including a $45 million sub-limit for letters-of-credit) and a $50 million five-year term loan. Borrowings under the agreement bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (ii) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on the Company’s consolidated leverage ratio. As of March 31, 2009, the weighted-average interest rate under the credit agreement was 2.65%. The Company’s borrowings under the credit agreement are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of March 31, 2009, $44.0 million was outstanding under the term loan, $9.0 million was outstanding under the revolving credit facility, and $18.9 million was outstanding under the letter-of-credit facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of March 31, 2009, $12.7 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of March 31, 2009, the total amount available under these credit facilities was $27.7 million, with a total cash borrowing sub-limit of $6.7 million.

In fiscal 2005, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period, with quarterly installments of £34,500 (approximately $49,000 as of March 31, 2009). The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of March 31, 2009, $3.1 million remained outstanding under this loan at an interest rate of 2.7% per annum.

Long-term debt consisted of the following (in thousands):

	June 30, 2008	March 31, 2009
Five-year term loan due in fiscal 2013	$47,763	$44,013
Twenty-year term loan due in fiscal 2025	4,539	3,110
Capital leases	2,193	1,519
Other	1,189	821
	55,684	49,463
Less: current portion of long-term debt	(6,593)	(8,015)
Long-term portion of debt	$49,091	$41,448

5. Stock-based Compensation

As of March 31, 2009, the Company maintained an equity participation plan and an employee stock purchase plan.

The Company recorded stock-based-compensation expense in accordance with SFAS No. 123(R) “Share-Based Payment” in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008	2009
Cost of goods sold	$35	$123	$129	$231
Selling, general and administrative	1,123	1,320	3,220	3,477
Research and development	40	60	148	187
	$1,198	$1,503	$3,497	$3,895

As of March 31, 2009, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was approximately $7.0 million. The Company expects to recognize these costs over a weighted-average period of 2.5 years.

6. Retirement Benefit Plans

The Company sponsors a number of qualified and nonqualified defined benefit pension plans for its employees. The benefits under these plans are based on years of service and an employee’s highest twelve months’ compensation during the last five years of employment.

The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008	2009
Service cost	$76	$183	$223	$534
Interest cost	72	54	316	191
Expected return on plan assets	(54)	(39)	(242)	(111)
Amortization of net loss	22	20	100	67
Net periodic pension expense	$116	$218	$397	$681

For the three months ended March 31, 2008 and 2009, the Company made contributions of $0.1 million and $0.1 million, respectively, to these defined benefit plans. For the nine months ended March 31, 2008 and 2009, the Company made contributions of $0.3 million and $0.3 million, respectively, to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For the three months ended March 31, 2008 and 2009, the Company made contributions of $0.5 million and $0.6 million, respectively, to these defined contribution plans. For the nine months ended March 31, 2008 and 2009, the Company made contributions of $1.5 million and $2.1 million, respectively, to these defined contribution plans.

7. Commitments and Contingencies

Legal Proceedings

In November 2002, L-3 Communications Corporation brought suit against the Company seeking a declaratory judgment that L-3 Communications Corporation had not breached its obligations to us concerning the acquisition of PerkinElmer’s Security Detection Systems Business. The Company asserted counterclaims for, among other things, fraud and breach of fiduciary duty. In December 2006, judgment was entered in the Company’s favor.  However, on appeal the judgment was reversed in part and vacated in part. The Court of Appeals has remanded the case to the trial court, where it is currently pending for retrial. In conjunction with this vacated judgment, L-3 asserted that it is entitled to reimbursement by the Company of certain costs related to the original judgment.  On April 27, 2009, L-3’s assertion was upheld by the court requiring the Company to reimburse L-3 for such costs of approximately $2 million.  As such, a provision for this amount has been made in the condensed consolidated financial statements as impairment, restructuring and other charges.

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

In fiscal 2003, the Company purchased a minority equity interest in CXR Limited. In June 2004, the Company increased its equity interest to approximately 75% and in December 2004, the Company acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, the Company agreed to make certain royalty payments during the 18 years following the acquisition of this remaining interest. Royalty payments are based on the license of, or sales of products containing, technology owned by CXR Limited. As of March 31, 2009, no royalty payments have been earned.

In fiscal 2004, the Company acquired Advanced Research & Applications Corp.  During the seven years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of March 31, 2009, no contingent consideration has been earned.

In fiscal 2006, the Company acquired certain assets of InnerStep, B.S.E., Inc. During the seven years following the acquisition, contingent consideration is payable based on its profits before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of March 31, 2009, no contingent consideration has been earned.

In fiscal 2009, the Company acquired a security company. Contingent consideration is payable based on net receipts generated from new business during the three years following the acquisition, provided certain requirements are met.  The contingent consideration is capped at $10.0 million.  As of March 31, 2009, no contingent consideration has been earned.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008	2009
Balance at beginning of period	$9,158	$9,708	$7,443	$11,597
Additions	785	1,065	4,451	3,269
Reductions for warranty repair costs	(726)	(756)	(2,677)	(4,849)
Balance at end of period	$9,217	$10,017	$9,217	$10,017

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

Included within the tax benefit for the three and nine months ended March 31, 2008 is a net tax benefit of $4.0 million as a result of discrete items impacting the tax provision, the largest of which was a $4.3 million tax benefit associated with the repurchase of the minority interest of Spacelabs Healthcare, which the Company completed during the second quarter of fiscal 2008.

9. Segment Information

The Company operates in three identifiable industry segments: (i) Security, providing security and inspection systems; (ii) Healthcare, providing medical monitoring, diagnostic cardiology and anesthesia systems; and (iii) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for applications in the defense and aerospace markets, among others. The Company also has a Corporate segment that includes executive compensation and certain other general and administrative expenses. Interest expense, and certain expenses related to legal, audit and other professional service fees are not allocated to the industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division comprises businesses that primarily supply components and subsystems to original equipment manufacturers, including to the businesses of the Security and Healthcare divisions. All intersegment sales are eliminated in consolidation.

The following table presents segment information (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008	2009
Revenues — by Segment:
Security division	$51,395	$56,495	$164,075	$182,247
Healthcare division	63,589	50,376	188,051	164,898
Optoelectronics and Manufacturing division, including intersegment revenues	53,430	48,811	134,494	138,438
Intersegment revenues elimination	(11,706)	(11,587)	(34,705)	(34,285)
Total	$156,708	$144,095	$451,915	$451,298
Revenues — by Geography:
North America	$98,033	$107,586	$268,018	$324,491
Europe	43,475	29,307	137,187	101,568
Asia	26,906	18,789	81,415	59,524
Intersegment revenues elimination	(11,706)	(11,587)	(34,705)	(34,285)
Total	$156,708	$144,095	$451,915	$451,298
Operating income(loss) — by Segment:
Security division	$1,466	$3,248	$1,640	$11,142
Healthcare division	2,268	2,226	9,561	2,687
Optoelectronics and Manufacturing division	4,093	4,185	8,547	11,243
Corporate	(2,461)	(4,930)	(9,927)	(11,823)
Eliminations (1)	180	(255)	(133)	(466)
Total	$5,546	$4,474	$9,688	$12,783

	June 30, 2008	March 31, 2009
Assets — by Segment:
Security division	$199,884	$183,179
Healthcare division	172,038	153,712
Optoelectronics and Manufacturing division	95,615	95,021
Corporate	43,313	50,634
Eliminations (1)	(3,209)	(3,675)
Total	$507,641	$478,871

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2008.  We have made no material changes to our accounting policies during the current year.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 — “Condensed Consolidated Financial Statements — Notes to Condensed Consolidated Financial Statements.”

Executive Summary

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (i) Security, providing security and inspection systems; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems; and (iii) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions as well as for applications in the defense and aerospace markets, among others.

Security Division. Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. federal, state and local government agencies as well as to foreign governments. These products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 40% and 36% of our total consolidated revenues for the nine months ended March 31, 2009 and 2008, respectively.

Following the September 11, 2001 terrorist attacks, government spending in the U.S. and internationally for the development and acquisition of security and inspection systems increased and has continued at high levels. This spending has had a favorable impact on our business. However, future levels of such spending could decrease as a result of changing budgetary priorities or could shift to products that we do not provide. Additionally, competition for contracts with the U.S. Government and other governments has become more intense in recent years as new competitors and technologies have entered this market.

Healthcare Division. Through our Healthcare division, we design, manufacture and market patient monitoring, diagnostic cardiology and anesthesia systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 37% and 42% of our total consolidated revenues for the nine months ended March 31, 2009 and 2008, respectively.

The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. During the current fiscal year, many hospitals and medical centers in the U.S. have elected to delay spending on new medical equipment acquisitions, primarily due to concerns they hold about the overall health of the U.S. economy and tighter credit markets.  These decisions to delay spending have negatively impacted our sales.  In response, we have elected to extend certain restructuring activities that we originally initiated for this division in fiscal 2007, including headcount reductions.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. Revenues from our Optoelectronics and Manufacturing division accounted for 23% and 22% of our total consolidated revenues for the nine months ended March 31, 2009 and 2008, respectively.

Consolidated Results. We reported a consolidated operating profit of $4.5 million for the three months ended March 31, 2009, a reduction from the $5.5 million operating profit reported for the three months ended March 31, 2008.  This $1.0 million decrease was primarily the result of the $2.0 charge recorded in the third quarter of the current fiscal year related to a non-recurring cost associated with litigation.  During the three months ended March 31, 2009, gross profit decresed $6.6 million as sales declined by 8% coupled with a 1.4% decrease in gross margin primarily due to the product mix.  This decrease in gross profit was offset by a $6.8 million reduction in operating expenses consistent with our cost containment and restructuring initiatives.

For the nine months ended March 31, 2009, we reported a consolidated operating profit of $12.8 million as compared to an operating profit of $9.7 million for the comparable prior year period, which represents a 32% improvement over the prior year performance.  This $3.1 million improvement was driven primarily by an $11.3 million reduction in SG&A and R&D expenses following restructuring initiatives we have undertaken in the last year, as well as various other efficiencies.  This reduction in operating expenses more than offset a $5.6 million decrease in gross profit resulting primarily from a 1.2% decrease in gross margin, primarily due to product mix.  In addition, we incurred non-recurring restructuring and other charges of $6.0 million in the nine months ended March 31, 2009, as compared to a $3.4 million in the prior year.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2009.

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	Q3 2008	% of Net Sales	Q3 2009	% of Net Sales	$ Change	% Change
Security division	$51.4	33%	$56.5	39%	$5.1	10%
Healthcare division	63.6	41%	50.4	35%	(13.2)	(21)%
Optoelectronics and Manufacturing division	53.4	34%	48.8	34%	(4.6)	(9)%
Intersegment revenues	(11.7)	(8)%	(11.6)	(8)%	0.1	(1)%
Total revenues	$156.7	100%	$144.1	100%	$(12.6)	(8)%

Net revenues for the three months ended March 31, 2009, decreased $12.6 million, or 8% to $144.1 million from $156.7 million for the comparable prior year period.

Revenues for the Security division for the three months ended March 31, 2009, increased $5.1 million or 10%, to $56.5 million from $51.4 million for the comparable prior year period. The increase in revenues for our Security division was primarily attributable to a $6.1 million, or 23%, increase in sales of baggage and parcel inspection, people screening and hold baggage screening equipment and to a $1.5 million, or 15% increase in service revenue, partially offset by a $2.5 million, or 16%, decrease in sales of cargo and vehicle inspection systems equipment.

Revenues for the Healthcare division for the three months ended March 31, 2009, decreased $13.2 million or 21%, to $50.4 million from $63.6 million for the comparable prior year period. This decrease in revenues for our Healthcare division was primarily attributable to decreased patient monitoring equipment sales of $7.5 million in North America, lower cardiology equipment sales of $3.1 million, lower clinical trials services revenue of $1.2 million and a reduction in service, supplies and accessories sales of $1.3 million.

Revenues for the Optoelectronics and Manufacturing division for the three months ended March 31, 2009, decreased $4.6 million or 9%, to $48.8 million from $53.4 million for the comparable prior year period. The decrease in revenues for our Optoelectronics and Manufacturing division was primarily attributable to lower commercial optoelectronics and weapons simulation sales of $4.4 million while contract manufacturing sales and intersegment sales were virtually flat.   Intersegment sales are eliminated in consolidation.

Gross Profit

(in millions)	Q3 2008	% of Net Sales	Q3 2009	% of Net Sales	$ Change	% Change
Gross profit	$56.4	36.0%	$49.8	34.6%	$(6.6)	(12)%

Gross profit decreased $6.6 million, or 12%, to $49.8 million for the three months ended March 31, 2009, from $56.4 million for the comparable prior year period.   The gross margin decreased to 34.0%, from the comparable prior year period of 35.9%.  The decrease in gross profit is primarily a result of the 21% decrease in revenues in our Healthcare division, which generally carry higher gross margins than our other divisions.

Operating Expenses

(in millions)	Q3 2008	% of Net Sales	Q3 2009	% of Net Sales	$ Change	% Change
Selling, general and administrative	$37.6	24.0%	$34.4	23.9%	$(3.2)	(9)%
Research and development	12.1	7.7%	8.5	5.9%	(3.6)	(30)%
Impairment, restructuring, and other charges	1.2	0.8%	2.4	1.7%	1.2	100%
Total operating expenses	$50.9	32.5%	$45.3	31.5%	$(5.6)	(11)%

Selling, general and administrative expenses.  SG&A expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended March 31, 2009, SG&A expenses decreased by $3.2 million, or 9%, to $34.4 million, from $37.6 million for the comparable prior-year period.  This reduction in spending was a direct result of our ongoing cost containment initiatives and restructuring activities throughout the Company, which were heavily focused in our Healthcare division.

Research and development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended March 31, 2009, such expenses decreased $3.6 million, or 30%, to $8.5 million, from $12.1 million for the comparable prior-year period. The decrease in research and development expenses for the three-month period ended March 31, 2009, was primarily attributable to cost reduction efforts in our Healthcare and Security divisions and the receipt of off-setting third-party grants.

Impairment, restructuring, and other charges. In fiscal 2007, we initiated a series of restructuring activities, which were intended to align our global capacity and infrastructure with demand by our customers and thereby improve our operating efficiencies. During the three months ended March 31, 2009, we continued this initiative and realigned our operations to further increase our operating efficiency. As a result, we recorded $0.4 million in restructuring charges. These charges included $0.2 million in the Security division and $0.2 million in our Healthcare division. Such charges primarily consist of severance and costs associated with the closure of certain facilities.  In addition, we recorded a non-recurring charge as a result of litigation of $2.0 million during the quarter.  During the three months ended March 31, 2008, we incurred $1.2 million in restructuring charges. These charges included $0.2 million in the Security division, $0.7 million in our Healthcare division and $0.2 million in our Optoelectronics and Manufacturing division, also consisting of severance and costs associated with the closure of certain facilities.

Interest Expense.  For the three months ended March 31, 2009, we incurred net interest expense of $0.6 million, which was 50% lower than the comparable prior-year period. The decrease in net interest expense was due to a lower cost of borrowing as a result of lower market-driven interest rates.

Income taxes. For the three months ended March 31, 2009, our income tax provision was $1.3 million compared to an income tax benefit of $2.6 million for the comparable prior-year period.  Included within the prior year’s tax benefit is a net tax benefit of $4.0 million as a result of discrete items impacting the tax provision, the largest of which was a $4.3 million tax benefit associated with the repurchase of the minority interest of Spacelabs Healthcare. Our effective income tax rate for the three months ended March 31, 2009, was 33.3% compared to a benefit of (60.1)% in the comparable prior year period.  However, excluding the impact of the discrete tax benefits noted above, the effective tax rate for the three months ended March 31, 2008, was 31.7%. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2009.

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	YTD Q3 2008	% of Net Sales	YTD Q3 2009	% of Net Sales	$ Change	% Change
Security division	$164.1	36%	$182.2	40%	$18.1	11%
Healthcare division	188.0	42%	164.9	37%	(23.1)	(12)%
Optoelectronics and Manufacturing division	134.5	30%	138.4	31%	3.9	3%
Intersegment revenues	(34.7)	(8)%	(34.2)	(8)%	0.5	(1)%
Total revenues	$451.9	100%	$451.3	100%	$(0.6)	—%

Net revenues for the nine months ended March 31, 2009, were $451.3 million, virtually unchanged from the prior year period, when the revenues were $451.9 million.

Revenues for the Security division for the nine months ended March 31, 2009, increased by $18.1 million, or 11%, to $182.2 million from $164.1 million for the comparable prior year period. The increase in revenues for our Security division was primarily attributable to a $18.5 million, or 24%, increase in sales of baggage and parcel inspection, people screening and hold baggage screening equipment, and to a $7.0 million, or 25%, increase in service revenue, partially offset by a $7.4 million, or 13%, decrease in sales of cargo and vehicle inspection systems equipment.

Revenues for the Healthcare division for the nine months ended March 31, 2009, decreased by $23.1 million, or 12%, to $164.9 million from $188.0 million for the comparable prior year period. The decrease in revenues for our Healthcare division was primarily attributable to: (i) decreased patient monitoring equipment sales of $17.1 million in North America, (ii) decreased clinical trials services sales of approximately $4.0 million, (iii) lower cardiology equipment sales of $3.1 million, and (iv) lower service, supplies and accessories sales of $0.6 million. These decreases were partially offset by growth in anesthesia equipment sales of $1.9 million.

Revenues for the Optoelectronics and Manufacturing division for the nine months ended March 31, 2009, increased $3.9 million, or 3%, to $138.4 million from $134.5 million for the comparable prior year period.  The increase in revenues for our Optoelectronics and Manufacturing division was primarily attributable to an increase in contract manufacturing sales of $11.5 million, partially offset by decreases in commercial optoelectronics sales and weapons simulation sales of $3.2 million and $4.4 million, respectively. The increase in contract manufacturing revenues is primarily due to the fulfillment of a significant defense-industry related contract that is expected to continue through the end of fiscal 2009 and into fiscal 2010. In addition, for the nine months ended March 31, 2009, the Optoelectronics and Manufacturing division recorded intersegment sales of $34.2 million, compared to $34.7 million in the comparable prior-year period.  Such sales are eliminated in consolidation.

Gross Profit

(in millions)	YTD Q3 2008	% of Net Sales	YTD Q3 2009	% of Net Sales	$ Change	% Change
Gross profit	$159.5	35.3%	$153.9	34.1%	$(5.6)	(4)%

Gross profit decreased $5.6 million, or 4%, to $153.9 million for the nine months ended March 31, 2009, from $159.5 million for the comparable prior year period.   The gross margin decreased to 34.1%, from 35.3% over the comparable prior year period.  The decrease in gross profit is primarily a result of a 12% decrease in revenues in our Healthcare division, which generally carry higher gross margins than our other divisions, and an increase in contract manufacturing sales by our Optoelectronics and Manufacturing division, which generally carry lower gross margins than most of our other product offerings.

Operating Expenses

(in millions)	YTD Q3 2008	% of Net Sales	YTD Q3 2009	% of Net Sales	$ Change	% Change
Selling, general and administrative	$112.9	25.0%	$107.6	23.8%	$(5.3)	(5)%
Research and development	33.5	7.4%	27.5	6.1%	(6.0)	(18)%
Impairment, restructuring, and other charges	3.4	0.7%	6.0	1.4%	2.6	76%
Total operating expenses	$149.8	33.1%	$141.1	31.3%	$(8.7)	(6)%

Selling, general and administrative expenses. For the nine months ended March 31, 2009, SG&A expenses decreased by $5.3 million, or 5%, to $107.6 million, from $112.9 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses for the nine months ended March 31, 2009, decreased to 23.8%, from 25.0% for the prior year.  This reduction in spending was a direct result of our ongoing cost containment initiatives and restructuring activities throughout the Company, which were heavily focused in our healthcare division.

Research and development. Research and development expenses include research related to new product development and product enhancement expenditures. For the nine months ended March 31, 2009, such expenses decreased $6.0 million, or 18%, to $27.5 million, from $33.5 million for the prior year. The decrease in research and development expenses for the nine month period ended March 31, 2009, was primarily attributable to cost reduction efforts in our Healthcare and Security divisions and the receipt of  off-setting third-party grants.

Impairment, restructuring, and other charges. In fiscal 2007, we initiated a series of restructuring activities that were intended to align our global capacity and infrastructure with demand by our customers and thereby improve our operating efficiencies. During the nine months ended March 31, 2009, we continued this initiative to further increase our operating efficiency. As a result, we recorded total restructuring charges of $4.0 million. These charges included $0.4 million in the Security division, $3.2 million in our Healthcare division, $0.1 million in our Optoelectronics and Manufacturing division and $0.3 million in our Corporate segment, primarily relating to facility closure and employee severance costs. In addition, we recorded a non-recurring charge as a result of litigation of $2 million during the period.  During the nine months ended March 31, 2008, we recorded restructuring charges of $3.4 million.  These charges included $2.1 million in the Security division, $0.9 million in our Healthcare division and $0.3 million in our Optoelectronics and Manufacturing division, primarily relating to severance, manufacturing relocation costs and costs associated with the closure of certain facilities.

Interest Expense.  For the nine months ended March 31, 2009, we incurred net interest expense of $2.4 million, compared to $3.4 million for the comparable prior-year period. The decrease in interest expense was primarily attributable to a lower cost of borrowing, as a result of lower market-driven interest rates, which was partially offset by higher average levels of debt.    We incurred higher levels of debt in connection with the repurchase of all outstanding shares of Spacelabs Healthcare for $15.8 million during fiscal 2008, as well as repurchasing $7.4 million of our common stock during the nine months ended March 31, 2009.

Income taxes. For the nine months ended March 31, 2009, our income tax provision was $3.5 million, compared to a tax benefit of $2.0 million for the comparable prior-year period. Included within the prior year’s tax benefit is a net tax benefit of $4.0 million as a result of discrete items impacting the tax provision, the largest of which was a $4.3 million tax benefit associated with the repurchase of the minority interest of Spacelabs Healthcare.  The effective income tax rate for the nine months ended March 31, 2009 was 34.0% as compared to a benefit of (31.5)% in the comparable prior year period. However, excluding the impact of the discrete tax benefits noted above, the effective tax rate for the prior year was 32.8%. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $28.7 million at March 31, 2009, an increase of $10.5 million from $18.2 million at June 30, 2008. The changes in our working capital and cash and cash equivalent balances during the nine months ended are described below.

(in millions)	June 30, 2008	March 31, 2009	$ Change	% Change
Working capital	$195.0	$177.9	$(17.1)	(9)%
Cash and cash equivalents	18.2	28.7	10.5	58%

Working Capital. The decrease in working capital is primarily due to decreases in accounts receivable of $36.4 million, partially as a result of our ongoing focus on collections. This decrease in working capital was partially offset by: (i) a $10.5 million increase in cash and (ii) a $9.7 million decrease in our bank lines of credit.

(in millions)	YTD Q3 2008	YTD Q3 2009	$ Change
Cash used in operating activities	$(9.9)	$40.1	$50.0
Cash used in investing activities	(24.2)	(12.4)	11.8
Cash provided by financing activities	32.5	(18.5)	(51.0)

Cash Used in Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, tax timing differences, and other items can significantly impact cash flows. Net cash provided by operations for the nine months ended March 31, 2009 was $40.1 million, an increase of $50.0 million from the $9.9 million used in the comparable prior-year period. This improvement was partially due to an increase in our net income, after giving consideration to non-cash operating items including depreciation and amortization, stock-based compensation, deferred taxes and provisions for losses on accounts receivable, among others for both periods, of $7.3 million for the nine months ended March 31, 2009,.   This improvement was also due to increased emphasis on better working capital management during the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008, resulting in: (i) an $18.1 million increase in change from advances from customers; (ii) a $15.5 million reduction in the change in accounts receivables, due to an ongoing focus on collections; (iii) a $9.5 million decrease in the change in inventory; and (iv) decreases in the changes from prepaid expenses and other current assets of $4.2 million.  These cash generating improvements were partially offset by: (i) decreases in accrued payroll and related expenses of $2.9 million and (ii) decreases in accounts payable of $2.8 million.

Cash Used in Investing Activities. Net cash used in investing activities was $12.4 million for the nine months ended March 31, 2009, a decrease of $11.8 million in cash used as compared to the $24.2 million used in investing activities during the nine months ended March 31, 2008.  For the nine months ended March 31, 2009, the primary investing activity involved $9.4 million of capital expenditures as compared to $7.9 million during the comparable prior year period.  In addition, during the nine months ended March 31, 2009, we acquired intangible and other assets of $2.7 million, as compared to $1.4 million during the comparable prior year period.  Finally, during the nine months ended March 31, 2008, we used $15.1 million of cash to repurchase shares of Spacelabs Healthcare stock.

Cash Provided by Financing Activities. Net cash used in financing activities was $18.5 million for the nine months ended March 31, 2009, compared to net cash provided by financing activity of $32.5 million for the nine months ended March 31, 2008.  During the first nine months of fiscal 2009, we used $7.4 million in cash to repurchase 619,768 shares of our common stock.  We also paid down our ongoing scheduled debt and capital leases by an additional $5.0 million and our revolving lines of credit by $9.4 million.    In the prior year period, we received net proceeds of $20.2 million when we entered into a new credit agreement while simultaneously paying down the preceding credit facility, less the ongoing repayment of our new credit agreement as well as all other scheduled debt and capital lease payments.  Also during the nine months ended March 31, 2008, we received net proceeds of $6.9 million from our revolving lines of credit to support the repurchase of shares of Spacelabs Healthcare stock.

Borrowings

We maintain a credit agreement with certain lenders allowing for borrowings of up to $124.5 million. The credit agreement consists of a $74.5 million, five-year, revolving credit facility (including a $45 million sub-limit for letters-of-credit) and a $50 million five-year term loan. Borrowings under the agreement bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (ii) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on our consolidated leverage ratio. As of March 31, 2009, the weighted-average interest rate under the credit agreement was 2.65%. Our borrowings under the credit agreement are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of March 31, 2009, $44.0 million was outstanding under the term loan, $9.0 million was outstanding under the revolving credit facility, and $18.9 million was outstanding under the letter-of-credit facility.

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of March 31, 2009, $12.7 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of March 31, 2009, the total amount available under these credit facilities was $27.7 million, with a total cash borrowing sub-limit of $6.7 million.

In fiscal 2005, we entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period, with quarterly installments of £34,500 (approximately $49,000 as of March 31, 2009). The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of March 31, 2009, $3.1 million remained outstanding under this loan at an interest rate of 2.7% per annum.

Long-term debt consisted of the following (in thousands):

	June 30, 2008	March 31, 2009
Five-year term loan due in fiscal 2013	$47,763	$44,013
Twenty-year term loan due in fiscal 2025	4,539	3,110
Capital leases	2,193	1,519
Other	1,189	821
	55,684	49,463
Less: current portion of long-term debt	(6,593)	(8,015)
Long-term portion of debt	$49,091	$41,448

We anticipate that existing cash borrowing arrangements and future access to capital markets should be sufficient to meet our cash requirements for the foreseeable future. However, our future capital requirements and the adequacy of available funds will depend on many factors, including future business acquisitions, litigation, stock repurchases and levels of research and development spending.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we can repurchase up to 3,000,000 shares of our common stock. During the three and nine months ended March 31, 2009, we repurchased 15,640 and 619,768 shares, respectively, under this program and 711,205 shares were available for additional repurchase under the program as of March 31, 2009. Upon repurchase, the shares are restored to the status of authorized but unissued shares and we record them as a reduction in the number of shares of common stock issued and outstanding in our condensed consolidated financial statements.

Dividend Policy

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

Contractual Obligations

Under the terms and conditions of the purchase agreements associated with the following acquisitions, we may be obligated to make additional payments:

In fiscal 2003, we purchased a minority equity interest in CXR Limited. In June 2004, we increased our equity interest to approximately 75% and in December 2004, we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, we agreed to make certain royalty payments during the 18 years following the acquisition of this remaining interest. Royalty payments are based on the license of, or sales of products containing, technology owned by CXR Limited. As of March 31, 2009, no royalty payments have been earned.

In fiscal 2004, we acquired Advanced Research & Applications Corp.  During the seven years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of March 31, 2009, no contingent consideration has been earned.

In fiscal 2006, we acquired certain assets of InnerStep, B.S.E., Inc. During the seven years following the acquisition, contingent consideration is payable based on its profits before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of March 31, 2009, no contingent consideration has been earned.

In fiscal 2009, we acquired a security company. Contingent consideration is payable based on net receipts generated from new business during the three years following the acquisition, provided certain requirements are met.  The contingent consideration is capped at $10.0 million.  As of March 31, 2009, no contingent consideration has been earned.

Off Balance Sheet Arrangements

As of March 31, 2009, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the nine months ended March 31, 2009, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Finland, France, Germany, Italy and Greece (Euros), Singapore (Singapore dollars and U.S. dollars), Malaysia (Malaysian ringgits), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese renminbi), Canada (Canadian dollars), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we those resulting from translation of financial statements as a component of accumulated other comprehensive income (AOCI). Transaction gains and losses, which were included in our condensed consolidated statement of operations, amounted to a gain of approximately $0.3 million and $0.5 million during the three months ended March 31, 2008 and 2009, respectively; and gains of $0.5 million and $1.0 million for the nine months ended March 31, 2008 and 2009, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $2 million in third quarter of fiscal 2009. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $2 million in third quarter of fiscal 2009.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements.  As discussed in Note 1 to the condensed consolidated financials statements, as of March 31, 2009, we had outstanding foreign currency forward contracts and an interest rate swap agreement, which were considered effective cash flow hedges in their entirety.  As a result, the net losses on such derivative contracts have been reported as a component of other comprehensive income in the condensed consolidated financial statements and will be reclassified into net earnings when the hedged transactions settle.

Importance of International Markets

International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic economic downturns in different regions of the world, changes in trade policies or tariffs, and wars and other forms of political instability. We continue to perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing in local currencies in many foreign business transactions, we are at risk with respect to foreign currency fluctuations.

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and nine months ended March 31, 2009.

Interest Rate Risk

We utilize short-term and long-term financing and may use interest rate hedges to manage the effect of interest rate changes on our existing debt. As of March 31, 2009, we had an interest rate swap agreement outstanding as discussed above under “Use of Derivatives.”  There has been no material change in the interest rate risk discussed in Item 7A of our 10-K.

Item 4. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009.

(b)   Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2009, pursuant to this program, we repurchased a total of 15,640 shares of our common stock in open market transactions. The following table provides a monthly summary of such stock repurchase activity:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 2009	—	n/a	—	726,845

February 2009	—	n/a	—	726,845

March 2009	15,640	$13.95	15,640	711,205

Total	15,640	$13.95	15,640

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 1st day of May 2009.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and
Chief Financial Officer