Form 10-K
period 2009-06-30
OSI SYSTEMS INC
filed 2009-08-28
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes:  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold on December 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $185,022,676.

The number of shares outstanding of the registrant’s Common Stock as of August 26, 2009 was 17,483,345.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the 2009 Annual Meeting of Shareholders (to be filed subsequently) are incorporated by reference into Part III.

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

Through our Security division, we design, manufacture and market security and inspection systems worldwide to end users under the “Rapiscan Systems” trade name. Rapiscan Systems products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband, and to screen people. These products are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems products fall into four categories: baggage and parcel inspection; cargo and vehicle inspection; hold (checked) baggage screening; and people screening.

Through our Healthcare division, we design, manufacture and market patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems worldwide to end users under the “Spacelabs” trade name. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians offices, medical clinics and ambulatory surgery centers.

Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), telecommunications, office automation, computer peripherals and industrial automation. We sell our optoelectronic devices under the “OSI Optoelectronics” trade name and perform our electronics manufacturing services under the “OSI Electronics” trade name. We provide our optoelectronic devices and electronics manufacturing services to original equipment manufacturers, as well as to our own Security and Healthcare divisions. Our Optoelectronics and Manufacturing division also designs toll and traffic management systems under the “OSI LaserScan” trade name and systems for measuring bone density under the “Osteometer” trade name.

In fiscal 2009, revenues from the Security division amounted to $240.9 million, or approximately 41% of our revenues; revenues from the Healthcare division amounted to $214.3 million, or approximately 36% of our revenues; and third-party revenues from the Optoelectronics and Manufacturing division amounted to $135.2 million, or approximately 23% of revenues. Additional information concerning reporting segments is available in Note 15 to our Consolidated Financial Statements.

Industry Overview

We sell our security and inspection systems and patient monitoring, diagnostic cardiology and anesthesia systems primarily to end-users, while we design and manufacture our optoelectronic devices and value-added subsystems primarily for original equipment manufacturers.

Security.    A variety of technologies are currently used worldwide in security and inspection applications, including computed tomography, transmission and backscatter x-ray, metal detection, trace detection, x-ray, gamma-ray, passive millimeter wave, and neutron analysis. We believe that the market for security and inspection products will continue to be affected by the threat of terrorist incidents and by new government mandates and appropriations for security and inspection products in the United States and internationally.

The September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners led to nationwide shifts in transportation and facilities security policies. Shortly following these attacks, Congress passed the Aviation and Transportation Security Act and integrated many U.S. security-related agencies, including the Federal Aviation Administration, into the U.S. Department of Homeland Security. Under its directive from Congress, the U.S. Department of Homeland Security has since undertaken numerous initiatives to prevent terrorists from entering the country, hijacking airliners, and obtaining and trafficking in weapons of mass destruction and their components, to secure sensitive U.S. technologies and to identify and screen high-risk cargo before it is loaded onto airlines and ships, among others. These initiatives, known, for example, as the Strategic Border Initiative, the Customs-Trade Partnership Against Terrorism and the U.S. Customs and Border Protection Container Security Initiative, have resulted in an increased demand for security and inspection products.

Recently, as part of the American Recovery and Reinvestment Act of 2009, Congress increased funding for a variety of U.S. Department of Homeland Security programs, including its Non-Intrusive Inspection (NII) Systems Program, which supports the deployment of security inspection systems used in the detection and prevention of contraband items such as weapons of mass effect, radioactive materials, narcotics, and currency, from entering or circulating within the United States.

Certain of the government sponsored initiatives in the United States, such as the U.S. Customs and Border Protection Container Security Initiative and the Customs-Trade Partnership Against Terrorism, have also stimulated security programs in other areas of the world because the U.S initiatives call on other nations to bolster their port security strategies, including acquiring or improving their security and inspection equipment. The international market for non-intrusive inspection equipment, therefore, continues to expand as countries that ship goods directly to the United States participate in such programs and as they choose to procure equipment in order to secure their own borders, transportation networks, facilities and other venues.

Congress also recently passed legislation that mandates the inspection of international maritime cargo destined for the United States, domestic civil aviation cargo, and for radiological and nuclear threats in cargo entering the United States. Certain of our cargo and vehicle inspection systems are already being used internationally and by the U.S. government to comply with these mandates. In addition, following recommendations outlined in the “9/11 Commission Report,” issued by the National Commission on Terrorist Attacks Upon the United States, the U.S. Department of Homeland Security will require the screening of all cargo carried on passenger airlines by August 2010. Certain of our hold (checked) baggage screening systems are already being used in this capacity.

Furthermore, the U.S. Department of Homeland Security’s Science and Technology Directorate has recently supported the development of new security inspection technologies and products. Our Security division participates in a number of such research and development efforts, including projects to develop new technologies for radiation and nuclear materials detection, aviation screening and suicide bomber detection. The Science and Technology Directorate has also initiated programs for the development of technologies capable of protecting highways, railways and waterways from terrorist attack.

In addition, the U.S. Department of Defense has begun to invest more heavily in technologies and services that screen would-be attackers before they are able to harm U.S. and allied forces.

Similar initiatives by international organizations such as the European Union have resulted in a growing worldwide demand for airline, cargo, port and border inspection technologies. For example, the European Union has issued uniform performance standards for systems that screen baggage and people at aviation checkpoints and air cargo, as well as new directives related specifically to maritime security, among others. Each of the performance standards is subject to ongoing revision as technological improvements occur in the marketplace. We anticipate that the promulgation of these new standards will continue to establish performance baselines against which our Security division will be able to direct certain of its research and development spending and market its products to customers located in the European Union.

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

Healthcare.    Healthcare has been, and we believe will continue to be, a growing sector throughout much of the world. Many developing countries in Asia and Latin America are expected to continue to build Healthcare infrastructure to serve expanding middle class populations. In developed countries, including the United States and Europe, an aging population is expected to fuel growth for many years.

Many factors such as a nursing shortage in the United States and Europe, stricter government requirements affecting staffing and accountability as well as shrinking reimbursements from health insurance organizations are forcing healthcare providers to do more with less. Our Healthcare division designs, manufactures and markets products that respond to these economic forces by helping hospitals reduce costs while maintaining or improving the quality of care their physicians and nurses are able to deliver.

We are a global manufacturer and distributor of patient monitoring, cardiac monitoring and clinical networking solutions for use primarily in hospitals. We design, manufacture and market patient monitoring solutions for critical, emergency and perioperative care areas of the hospital, wired and wireless networks, and ambulatory blood pressure monitors, all aimed at providing caregivers with timely patient information. Our cardiac monitoring systems include Holter recorders, ECG, stress systems and related software and services. By making critical patient information more readily accessible both inside and outside the hospital, delays in decision-making can be reduced, length of stay can be shortened and treatment errors can be minimized.

We are also a global manufacturer and distributor of anesthesia delivery systems, ventilators and vaporizers. We sell these products primarily to hospitals for use in operating rooms and anesthesia induction areas as well as in magnetic resonance imaging (MRI) facilities. As pharmaceutical companies develop new anesthesia agents for the worldwide market, or as generic alternatives to patented anesthesia formulas become available, we work closely with them to support their new product introductions. As a result, we also sell systems and components, such as anesthesia vaporizers and ventilators, directly to pharmaceutical companies and other manufacturers of anesthesia delivery systems.

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

Optoelectronics and Manufacturing.    Our optoelectronic devices are used in a wide variety of applications such as satellites, laser guidance systems, range finders, computer peripherals and other applications that require the conversion of optical signals into electronic signals. Optoelectronic devices and value-added subsystems are used in a wide variety of measurement control, monitoring and industrial applications and are key components in telecommunications technologies. Historically, we have offered electronics manufacturing services to purchasers of our optoelectronic devices, including to our Security and Healthcare divisions. More recently, however, we have expanded such services by providing complete turn-key and box-build manufacturing services, in which we design, acquire materials, produce, test and supply electronic systems and components to purchasers of optoelectronic devices and to others.

We believe that recent advances in technology and reductions in the cost of key components of optoelectronic systems, including computer processing power and memory, have broadened the market by enabling the use of optoelectronic devices in a greater number of applications. In addition, we see a trend among original equipment manufacturers to increasingly outsource the design and manufacture of optoelectronic devices as well as value-added subsystems to fully-integrated, independent manufacturers, like us, who may have greater specialization, broader expertise and the flexibility to respond in shorter time periods than most original equipment manufacturers can accomplish in-house. We believe that our level of vertical integration, substantial engineering resources, expertise in the use and application of optoelectronic technology and low-cost international manufacturing operations enable us to compete effectively in the market for optoelectronic devices and for electronics manufacturing services.

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

Capitalizing on Global Reach.    We operate from locations in North America, Asia and Europe. We view our international operations as providing an important strategic advantage over competitors. First, international manufacturing facilities allow us to take advantage of competitive labor rates and favorable tax regulations in order to be a low cost producer. Second, our international offices strengthen our sales and marketing efforts and our ability to service and repair our systems by providing direct access to growing markets and to our existing international customer base. Third, multiple manufacturing locations allow us to reduce delivery times to our global customer base. In the future, we intend to develop new sources of manufacturing and sales capabilities to maintain and enhance the benefits of our international presence.

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

Capitalizing on the Growing Market for Security and Inspection Systems.    Heightened attentiveness to terrorist and other security threats may continue to drive growth in the market for security and inspection systems, not only in transportation security, but also at ports and border crossings, government installations, military facilities and public event venues. The trend toward increased international transportation of goods may result in growth in the market for cargo inspection systems that are capable of screening shipping containers for contraband and assisting customs officials in the verification of shipping manifests. Package and cargo screening by freight forwarders also represents a potential growing sector, as new regulations in the U.S. and Europe require such screening in certain circumstances. In addition, the U.S. Congress recently concluded, as evidence by the American Recovery and Reinvestment Act of 2009, that public sector investments in security and inspection systems can help to stimulate growth in the economy. We intend to continue to expand our sales and marketing efforts both domestically and internationally, and to capitalize on opportunities to replace, service and upgrade existing security installations. We also intend to continue to develop new security and inspection technologies, such as our real time tomography products, and to enhance our current product offerings through internal research and development and selective acquisitions in order to better address new applications and security industry demands.

Improving and Complementing Existing Medical Technologies.    We develop and market patient monitoring systems, diagnostic cardiology products, anesthesia delivery systems, ventilators and vaporizers that utilize patient monitoring technologies. We are able to market and sell many of our product offerings through shared sales channels and distribution networks. Our efforts to develop new products and improve our existing medical technologies are focused on making decision-critical patient information available to care providers at the bedside, throughout a hospital, or even away from the hospital, thereby reducing time demands on physicians and nurses, enabling more rapid treatment decisions and improving patient care. Our efforts to improve existing diagnostic cardiology and anesthesia delivery technologies will also continue to concentrate on the development of devices that make it possible for institutions from large hospitals to small clinics and physicians’ offices to obtain accurate, precise, reliable and cost-effective results.

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

As a result of the terrorist attacks of September 11, 2001, and subsequent attacks in other locations worldwide, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railway stations, seaports, cruise line terminals, freight forwarding operations, government and military installations and nuclear facilities. As a result of the additional markets, we have successfully diversified our sales channels for security and inspection products.

Many of our security and inspection systems include dual- or multi-energy x-ray technology with computer software enhanced imaging technology to facilitate the detection of materials such as explosives, weapons, narcotics, currency or other contraband. While all x-ray systems produce a two-dimensional image of the contents of the inspected object, the dual-energy x-ray systems also measure the x-ray absorption of the inspected object’s contents at two x-ray energies to determine the atomic number, mass and other characteristics of the object’s contents. The various organic and inorganic substances in the inspected object appear to operators of the inspection systems in various colors and this visual information can be used to identify and differentiate the inspected materials. Our baggage and parcel inspection, cargo and vehicle inspection and hold baggage screening inspection systems range in size from compact tabletop systems to large systems comprising entire buildings in which trucks, shipping containers or pallets are inspected. Many of our inspection systems are also designed to be upgradeable to respond to new customer requirements as they emerge or change.

Our cargo and vehicle inspection applications, in which cars, trucks, shipping containers, pallets and other large objects can be inspected, are designed in various configurations, including fixed-site, gantry, relocatable, portal and mobile systems. These products are primarily used to verify the contents of cars, trucks or cargo containers and to detect the presence of contraband, including narcotics, weapons, explosives, and other smuggled items. They offer significant improvements over past methods of cargo screening, such as manual searches, as our cargo systems are faster, more thorough and do not subject the cargo to pilferage. They also offer significant advantages over systems that utilize certain other currently-used technologies, such as backscatter x-ray, because our systems are often capable of penetrating denser materials and of producing a superior image. Entire shipping containers or trucks containing densely packed goods can be screened rapidly.

Many of our cargo and vehicle inspection systems utilize ionizing radiation, such as high-energy x-ray or gamma-ray beams, in conjunction with digital imaging equipment, to non-intrusively inspect objects and present images to an inspector, showing shapes, sizes, locations and relative densities of the contents. Many of these systems, such as the Rapiscan “Eagle” line of products, which was designed and developed under contract with U.S. Customs and Border Protection and the U.S. Department of Defense, have been built to meet specific customer inspection requirements.

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

Our Security division also offers hold (checked) baggage screening systems that are utilized by airports, freight forwarders, and other parties responsible for screening baggage and cargo before it is placed in the cargo hold of airplanes. Our currently available systems utilize multiple, dual-energy x-ray beams to provide high-quality images to the operators of the systems and to enable detection algorithms that assist operators in the detection of explosives. These systems are designed to meet the high-speed screening and analysis demands of our customers. They can be operated in stand-alone mode, where a single operator views the images produced by a single system, or can be networked, allowing operators stationed at a remote computer terminal to monitor multiple systems.

Our Security division also offers people screening products such as a line of “Metor” brand walk-through metal detection products for use at security checkpoints at airports, amusement parks, banks, courthouses, government buildings, sports arenas and other venues, the WaveScan 200, which uses passive millimeter wave technology to screen for items concealed under clothing carried by individuals standing or walking at a distance, and the Rapiscan Secure 1000 personnel screener, which uses extremely low dose backscatter x-ray imaging to detect contraband and weapons concealed underneath clothing and hair. The Rapiscan Secure 1000 provides enhanced screening compared to metal detectors as it displays anomalies caused by very small amounts of metal as well as non-metallic items. As a result, the Rapiscan Secure 1000 can simultaneously locate and detect conventional metal weapons, as well as ceramic knives, explosives, illicit drugs, precious metals, cameras, recording devices and other contraband or security threats.

The following table sets forth certain information related to the standard security and inspection products that we currently offer. We do, however, also customize our standard products to suit specific applications and customer requirements.

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	TECHNOLOGY	MARKET SEGMENT
Baggage and Parcel Inspection	Rapiscan 500/600 series x-ray systems	Single and dual-energy x-ray	Checkpoint inspection at airports, prisons, border crossings, government buildings, postal facilities for mail screening
Cargo and Vehicle Inspection	Rapiscan Eagle Rapiscan VEDS Rapiscan GaRDS	High energy x-ray Thermal neutron analysis Gamma ray	Cargo and vehicle inspection at airports, border crossings and sea ports
Hold Baggage Screening	Rapiscan MVXR 5000	Multi-view, dual energy x-ray	Baggage inspection at airports and freight forwarding facilities

People Screening	Metor series metal detectors Rapiscan Secure 1000 WaveScan 200	Electromagnetic induction Backscatter x-ray Passive millimeter wave	Checkpoint inspection at airports, border crossings, stadiums, prisons and government facilities

Patient Monitoring, Diagnostic Cardiology and Anesthesia Systems.    Our Healthcare businesses design, manufacture and market their products worldwide to end users primarily under the “Spacelabs” trade name.

Spacelabs products include “Ultraview SL” patient monitors, which are used primarily in perioperative, critical care and emergency care environments. We also offer patient monitors for several other applications in the hospital, including neonatal, pediatric and adult critical and emergency care. Our patient monitoring systems comprise monitors and central nursing stations connected via hardwired or wireless networks, as well as stand-alone monitors where the patient data can be transported physically from one monitor to another as the patient is moved. This ensures that hospital staff can access patient data where and when it is required. In addition, these products are designed with an “open architecture” to interact with hospital information systems. WinDNA, based on Citrix thin client technology, is a feature of many of these products which allows clinicians to view and control Microsoft Windows applications on the patient monitor’s display, eliminating the need for separate terminals in the patient’s room. Attending nurses can thereby check laboratory results and other reports, enter orders, review protocols and do charting right at the patient’s bedside. Inputs can be made using a mouse, keyboard and touchscreen.

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

In March 2008, we launched a neonatal monitoring suite, a portfolio of neonatal monitors with specialized designs and colors for the unique needs of the neonatal environment. In May 2008, we introduced the “Intesys Clinical Suite G2,” an integrated application suite that makes patient data from any networked monitor accessible to any networked computer. It creates a consolidated patient record featuring a series of integrated and synchronized views that permit the clinician to select and focus upon precisely the information needed to understand a critical event. This past year, we also launched the “Varitrend 4,” which includes significant enhancements, to our former oxycardiorespirogram display that supports automatic trending and documentation of critical physiological events, such as apnea and bradycardia.

In fiscal 2009, we introduced the “élance” Vital Signs Monitoring product line, an ultra-slim, ultra-lightweight wide-screen monitor. It offers electrocardiograph, respiration, SpO2 (pulse oximetry), non-invasive and invasive blood pressure and temperature monitoring, and end-tidal CO2 (carbon dioxide) monitoring along with an easy-to-use touchscreen interface. The élance is primarily marketed for use in low- to mid-acuity care environments where simplicity and portability are important.

In December 2008, we entered into a strategic alliance with Uscom, an Australian company, to market the “USCOM,” a non-invasive monitor of cardiac output and other hemodynamic parameters. Previously, valuable information about the circulation of blood in the body was only available through invasive means. However, the USCOM utilizes non-invasive ultrasonics and signal processing to measure cardiac blood flow and is therefore safe to use in infants, children and adults.

We are also a world leading supplier of ambulatory blood pressure monitors, which are routinely used in many European countries and are increasingly being used in the United States. Many physicians are using ambulatory blood pressure monitoring to detect “white coat” hypertension, a condition in which people experience elevated blood pressure in the doctor’s office, but not in their daily lives. Ambulatory blood pressure monitoring is also used to adjust drug therapies for hypertensive patients. It is estimated that as many as 20% of the patients that are diagnosed with hypertension based on blood pressure measurements taken in their physicians’ offices are not actually hypertensive. Ambulatory blood pressure monitoring helps improve diagnostic accuracy and minimize the associated costs of treatment.

Our Healthcare division develops cardiac monitoring systems, including Holter systems and recorders. Our “Pathfinder” and “Impresario” lines of Holter analyzers offer users interactive control with advanced diagnostic parameters. Our “Lifecard” and “Aria” recorders are worn by patients for up to seven days in order to capture heart arrhythmias that may occur in a patient only a few times per week. Patients that may be experiencing even less frequent heart arrhythmias wear our “CardioCall” product, which stays with the patient over several weeks and transmits its findings over the phone to a receiving station in the hospital. In addition to these products, we also offer other diagnostic cardiology products such as the “CD12” electrocardiogram series and “CH2000” stress test systems.

In May 2009, we launched our Sentinel product cardiology information management system in the U.K. The Sentinel integrates data from Spacelabs-branded products into a central database that can be accessed by care providers and medical facility administrators. The Sentinel therefore provides enhanced workflow and efficiencies by centralizing recordings and reports into an enterprise wide system. We presently intend to make the Sentinel available outside of the U.K. in the near future.

Our anesthesia delivery and ventilation group designs and manufactures anesthesia delivery systems, anesthesia vaporizers and ventilators. Our “BleaseFocus,” “BleaseGenius” and recently-launched “BleaseSirius” anesthesia delivery systems provide flexible anesthesia solutions for most operating room environments, anesthesia induction areas, day surgery units, magnetic resonance imaging facilities and other areas where the administration of anesthesia is required. Our “BleaseDatum” anesthesia vaporizers and “Blease 700/900” anesthesia ventilators are also designed to be compatible with the anesthesia delivery systems of several other manufacturers.

Recently, we added several new ventilators to our existing product line, each of which enables clinicians to enhance control over the delivery of ventilation and more finely tune their requirements to a surgical procedure and the individual characteristics of a patient. We enhanced the product line with software updates that are intended to provide clinicians with greater ease of use as well as improvements and refinement of existing features and released an enhanced breathing system for the BleaseFocus and BleaseSerious product lines that allow clinicians to use lower gas flows, which is positive for the patient and the environment. Finally, we opened a new research and development center in the U.S. this past year that will focus exclusively on projects related to anesthesia delivery systems.

The following table sets forth a description of the more significant healthcare products that we currently offer:

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	MARKET SEGMENT
Patient Monitoring and Connectivity	Ultraview / Ultraview SL Intesys Clinical Suite G2 élance MOM (Maternal Obstetrical Monitors) USCOM	All hospital care areas; outpatient surgery centers; and physician offices
Diagnostic Cardiology	Ambulatory blood pressure monitors Impresario Pathfinder CardioCall Lifecard Stress Testing Systems Sentinel ECG Data Management	All hospital cardiology care areas and physician offices

Anesthesia Delivery and Ventilation	Blease 700 and 900 series ventilators BleaseSirius BleaseDatum Vaporizer BleaseFocus BleaseGenius	Ambulatory surgery centers and operating rooms

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

We have developed two-dimensional back-illuminated detector technology for security, healthcare and industrial computed tomography (CT) applications. This technology overcomes the limitations of conventional detectors by providing finer detector pitch density. This is used in high-resolution multi-slice CT scanners and other applications requiring improved image resolution.

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

Markets, Customers and Applications

Security and Inspection Products.    Most security and inspection products were developed in response to civilian airline hijackings. Consequently, a significant portion of our security and inspection products have been and continue to be sold for use at airports. Recently, however, our security and inspection products have been used for security purposes at locations in addition to airports, such as courthouses, office buildings, mailrooms, schools, freight forwarding facilities, prisons, high-profile locations such as Buckingham Palace, the Kremlin and the Vatican and for high-profile events such as the Olympic Games. Furthermore, as terrorist attacks continue to occur, such as the March 2004 bombings of passenger trains at Atocha railway station in Madrid, the July 2005 bombings of the London underground and commuter bus systems and the November 2008 assaults on the Taj Mahal Palace & Hotel and other locations in Mumbai, overall transportation and travel industry demands have increased, resulting in heightened attention for our security and inspection products. In addition, our security and inspection products are increasingly being used for non-security purposes, such as for cargo inspection to detect narcotics and contraband and to verify manifests, prevention of pilferage at semiconductor manufacturing facilities, quality assurance and the detection of gold and currency.

Our customers include, among many others, the U.S. Transportation Security Administration, U.S. Customs and Border Protection, U.S. Department of Defense and Federal Bureau of Prisons, in the United States, as well as Her Majesty’s Revenue and Customs and Manchester Airport Group in the United Kingdom, Chek Lap Kok Airport in Hong Kong, Ben Gurion International Airport in Israel and the Malaysian Airport Board in Malaysia.

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

We have sold these products to organizations such as Eisenhower Medical Center in Rancho Mirage, California, Cape Fear Valley Health Systems in Fayetteville, North Carolina, Spartanburg Regional Medical Center in Spartanburg, South Carolina, LSU Medical Center in Shreveport, Louisiana, Schüchtermannklinik in Germany, LKW Villach in Austria and Universitätsspital Zürich in Switzerland, among many other organizations, including Premier, Inc., a hospital and healthcare system alliance with approximately 1,500 affiliated hospitals and other healthcare sites.

Optoelectronic Devices and Electronics Manufacturing Services.    Our optoelectronic devices and the electronics we manufacture are used in a broad range of products by a variety of customers. For example, they are utilized by customers in the following market segments: aerospace and avionics; analytical and medical imaging; telecommunications; homeland security; healthcare; military defense; office automation; and toll and traffic management. Major customers in these segments include SCM, Honeywell, Flir Systems, Raytheon, JDS Uniphase, ITT Corp., Gilardoni, Smiths Medical, Somanetics, Lockheed Martin, United Technologies and Northrop Grumman, among others.

Marketing, Sales and Service

We market and sell our security and inspection products worldwide through a direct sales and marketing staff of approximately 84 employees located in North America, Europe, Asia and Australia, in addition to an expansive global network of independent distributors. This sales staff is supported by a service organization located primarily in North America, Europe and Asia, as well as a global network of independent distributors. We also support these sales and customer relations efforts by providing operator training, computerized training and testing equipment, in-country service support, software upgrades and service training for customer technicians.

We market and sell our patient monitoring, diagnostic cardiology and anesthesia systems worldwide through a direct sales and marketing staff of approximately 242 sales personnel and 216 service personnel located in North America, Europe and Asia, in addition to a global network of independent distributors. We also support these sales and customer service efforts by providing operator in-service training, software updates and upgrades and service training for customer biomedical staff and distributors.

We market and sell our optoelectronic devices and value-added manufacturing services, through both a direct sales and marketing staff of approximately 32 employees located in North America, Europe and Asia, and indirectly through a global network of independent sales representatives and distributors. Our sales staff is supported by an applications engineering group whose members are available to provide technical support, which includes designing applications, providing custom tooling and process integration and developing products that meet customer defined specifications.

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

We design and manufacture optoelectronic devices and we provide electronics manufacturing services primarily in our facilities in the United States and internationally in India, Indonesia, Malaysia, Norway and Singapore. We engineer and manufacture subsystems to solve the specific application needs of our original equipment manufacturer customers. In addition, we offer entire subsystem design and manufacturing solutions. We consider our engineering personnel to be an important extension of our core sales and marketing efforts.

In addition to close collaboration with our customers in the design and development of our current products, we maintain an active program for the development and introduction of new products, enhancements and improvements to our existing products, including the implementation of new applications of our technology. We seek to further enhance our research and development program and consider such program to be an important element of our business and operations. As of June 30, 2009, we engaged approximately 348 full-time engineers, technicians and support staff. Our research and development expenses were $44.4 million in fiscal 2007, $45.3 million in fiscal 2008 and $36.9 million in fiscal 2009. We intend to continue to invest in our research and development efforts in the future.

Manufacturing and Materials

We currently manufacture our security and inspection systems domestically in California, Mississippi and North Carolina, and internationally in Malaysia and the United Kingdom. We currently manufacture our patient monitoring, diagnostic cardiology and anesthesia systems domestically in Washington, and internationally in China. We currently manufacture our optoelectronic devices and provide electronics manufacturing services domestically in California, Massachusetts and Mississippi, and internationally in India, Indonesia, Malaysia, and Singapore. Most of our high volume, labor intensive manufacturing and assembly activities are performed at our facilities in India, Indonesia and Malaysia. Since most of our customers are located in the United States, Europe and Asia, our ability to manufacture products in these markets and provide follow-on service from offices located in these regions is an important component of our global strategy.

Our global manufacturing organization has expertise in optoelectronic, microelectronic and integrated electronics for commercial, medical, aerospace and defense industry applications. Our manufacturing includes silicon wafer processing and fabrication, optoelectronic device assembly and screening, thin and thick film microelectronic hybrid assemblies, surface mounted and thru-hole printed circuit board electronic assemblies and electronics services, including complete turn-key and box-build manufacturing. We outsource certain manufacturing operations, including certain sheet metal fabrication and plastic components. The manufacturing process for components and subsystems consists of manual tasks performed by skilled technicians as well as automated tasks.

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

The principal raw materials and subcomponents used in producing our optoelectronic devices and electronic subsystems consist of silicon wafers, electronic components, light emitting diodes, scintillation crystals, passive optical components, printed circuit boards, and packaging materials. The silicon-based optoelectronic devices manufactured by us are critical components in most of our products and subsystems. We purchase silicon wafers and other electronic components from unaffiliated third party providers.

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

Patents.    We hold a number of U.S. and foreign patents relating to various aspects of our security and inspection products, patient monitoring, diagnostic cardiology and anesthesia systems and optoelectronic devices and subsystems. Our current patents will expire at various times between 2009 and 2029. However, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

Licenses.    Our Security, Healthcare and Optoelectronics and Manufacturing divisions have each entered into a variety of license arrangements under which they are permitted to manufacture, market, and/or sell a limited number of the products that we offer and/or to service various types of software, data, equipment, components and enhancements to our own proprietary technology.

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

We are also subject to regulation in the foreign countries in which we manufacture and market our patient monitoring, diagnostic cardiology and anesthesia systems. For example, the commercialization of medical devices in the European Union is regulated under a system that presently requires all medical devices sold in the European Union to bear the CE mark—an international symbol of adherence to quality assurance standards. Our manufacturing facilities in Hawthorne, California; Issaquah, Washington; and Suzhou in China are all certified to the International Organization for Standardization’s ISO 13485 standard for medical device quality management systems. The Hawthorne, California and Issaquah, Washington facilities are also certified to the requirements of Annex II, section 3 of the Directive 93/42 1EEC on Medical Devices, which allows them to self-certify that newly manufactured products can bear the CE mark.

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

In the patient monitoring, diagnostic cardiology and anesthesia systems delivery market, competition is also based on a variety of factors including product performance, functionality, value and breadth of sales and service organization. We believe that our principal competitors in the market for patient monitoring, diagnostic cardiology and anesthesia systems are Philips Medical; GE Healthcare; Mindray Medical, Cardiac Science; Mortara Instrument; Dräger Medical; Nihon Kohden; Penlon and Marquet. Competition could result in price reductions, reduced margins and loss of our market share. We believe that our patient monitoring products are easier to use than the products of many of our competitors because we offer a consistent user interface throughout many of our product lines. Finally, while some of our competitors are also beginning to introduce portal technology, which allows remote access to data from the bedside monitor, central station or other point of care, we believe that our competing technologies are superior in bringing instant access to labs, radiology and charting at the point of care. Although we have established relationships with a number of large hospitals, we may not be able to successfully compete in the future with existing competitors or with new entrants.

In the markets in which we compete to provide optoelectronic devices and electronics manufacturing services, competition is based primarily on such factors as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and on the ability to provide fully integrated services from application development and design through production. We believe that our major competitors in the optoelectronic device market are PerkinElmer and Hamamatsu. Because we specialize in custom subsystems requiring a high degree of engineering expertise, we believe that we generally do not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components. Competition in the extensive electronic manufacturing services market ranges from multinational corporations with sales in excess of several billions of dollars, to large regional competitors and to small local assembly companies. In our experience, the original equipment manufacturers to whom we provide such services prefer to engage companies that offer both local and lower-cost off-shore facilities. As a result, our primary domestic competition for these services is located in Southern California and in New England, where our U.S. facilities are also located. Such competition includes CTS; Stellar Microelectronics; Senior Systems Technology; Celestica and Benchmark Electronics, among others. In addition, our high-volume, low-cost contract manufacturing locations in Southeast Asia compete with other manufacturers in the same region.

Backlog

We measure our backlog as orders for which purchase orders or contracts have been signed, but which have not yet been shipped and for which revenues have not yet been recognized.

We ship most of our baggage and parcel inspection, hold (checked) baggage screening, people screening, patient monitoring, diagnostic cardiology and anesthesia systems and optoelectronic devices and value-added subsystems within one to several months after receiving an order. However, such shipments may be delayed for a variety of reasons, including any special design or requirements of the customer. In addition, large orders of security and inspection products (more than ten machines) typically require greater lead-times.

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

As of June 30, 2009, our consolidated backlog totaled approximately $203 million, compared to approximately $212 million as of June 30, 2008 and approximately $209 million at June 30, 2007. Sales orders underlying our backlog are firm orders. However, from time to time, we may agree to permit the cancellation of an order. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and cannot be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

As of June 30, 2009, we employed approximately 3,151 people, of whom 1,651 were employed in manufacturing, 348 were employed in engineering or research and development, 407 were employed in administration, 358 were employed in sales and marketing and 387 were employed in service capacities. Of the total employees, approximately 1,366 were employed in North America and South America, 1,376 were employed in Asia and 409 were employed in Europe. Many of our employees in Europe have statutory collective bargaining rights. We have never experienced a work stoppage or strike, and management believes that its relations with employees are good.

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

Given the nature of the markets in which we participate, it is difficult to reliably predict future revenues and profitability. Changes in competitive, market and economic conditions may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results. Factors that may affect our operating results and the market price of our Common Stock include:

•	demand for and market acceptance of our products;

•	competitive pressures resulting in lower selling prices;

•	adverse changes in the level of economic activity in regions in which we do business;

•	low or fluctuating levels of political stability in regions in which we do business;

•	adverse changes in industries, such as semiconductors and electronics, on which we are particularly dependent;

•	changes in the portions of our revenue represented by various products and customers;

•	delays or problems in the introduction of new products;

•	the announcement or introduction of new products, services or technological innovations by our competitors;

•	variations in our product mix;

•	the timing and amount of our expenditures in anticipation of future sales;

•	the availability of equity and credit markets to provide our customers with funding to make equipment purchases;

•	exchange rate fluctuations;

•	increased costs of raw materials or supplies;

•	changes in the volume or timing of product orders;

•	timing of completion of acceptance testing of some of our products;

•	changes in regulatory requirements;

•	natural disasters; and

•	changes in general economic factors.

Unfavorable currency exchange rate fluctuations could adversely affect our profitability.

Our international sales and our operations in foreign countries expose us to risks associated with fluctuating currency values and exchange rates. Gains and losses on the conversion of accounts receivable, accounts payable and other monetary assets and liabilities to U.S. dollars may contribute to fluctuations in our results of operations. In addition, increases or decreases in the value of the U.S. dollar relative to other currencies could have an adverse effect on our results of operations.

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

Security inspection systems that signal to the operator that further investigation is required are sometimes referred to in the security industry as “automatic” detection systems. Such systems utilize software algorithms (often designed to meet government requirements) to interpret data produced by the system and to signal to the operator when a dangerous object may be present. Such algorithms are probabilistic in nature and are also subject to significant technical limitations. Nevertheless, if such a system were to fail to signal to an operator when an explosive or other contraband was in fact present, resulting in significant damage, we could become the subject of significant product liability claims.

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

Current economic conditions, including the current recession in the United States and the worldwide economic slowdown, as well as further disruptions in the financial markets could result in substantial declines in our revenues, earnings, cash flows and financial condition.

The worldwide economic slowdown could adversely affect our businesses and our profitability. If economic growth continues to slow, many customers may delay purchases or reduce purchase quantities. This could result in reductions in sales of our products, slower adoption of both new technologies and upgrades to existing technologies and could also result in increased price competition. Continued market disruptions and broader economic downturns also increase our exposure to losses from bad debts. Among other affects we have seen during the slowdown, some of our customers, such as hospitals and healthcare systems in the United States, who rely on the credit or equity markets for access to capital, have and may continue to delay purchases of our products and services until the credit or equity markets recover. If economic or other factors cause financial institutions to fail, we could lose current or potential customers. During this period of uncertainty, we anticipate lower sales of patient monitoring, diagnostic cardiology and anesthesia systems products than we have historically experienced, resulting in a negative impact on our business, financial condition, results of operations, cash flows, strategies and prospects. We cannot predict when the world’s financial markets will recover and therefore when this period of delayed and diminished purchasing will end. A prolonged delay could have a material adverse effect on our business, financial condition and results of operations. In addition, if the current turmoil in the financial markets continues, the variable interest rates payable under our credit facilities could be adversely affected or it could be more difficult to obtain or renew such facilities in the future. Any or all of these factors, as well as other consequences of the current economic conditions which cannot currently be anticipated, could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

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

We intend to continue to make investments in companies, products and technologies, either through acquisitions, investments or alliances. Acquisition and alliance activities often involve risks, including:

•	difficulty in assimilating the acquired operations and employees and realizing synergies expected to result from the acquisition;

•	difficulty in managing product co-development activities with our alliance partners;

•	difficulty in retaining the key employees of the acquired operation;

•	disruption of our ongoing business;

•	inability to successfully integrate the acquired technologies and operations into our businesses and maintain uniform standards, controls, policies and procedures; and

•	lacking the experience necessary to enter into new product or technology markets successfully.

Integrating acquired businesses has been and will continue to be complex, time consuming and expensive, and can negatively impact the effectiveness of our internal control over financial reporting. The use of debt to fund acquisitions or for other related purposes increases our interest expense and leverage. If we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may be diluted. As a result of these and other risks, we cannot be certain that our previous or future acquisitions will be successful and will not materially adversely affect the conduct, operating results or financial condition of our business.

Acquisition and alliance activities by our competitors could disrupt our ongoing business.

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

Our ability to successfully adapt to ongoing organizational changes could impact our business results.

We have executed a number of significant business and organizational changes to rationalize our overall cost structure. These changes have included and may continue to include the implementation of cost-cutting measures and the consolidation of facilities. We expect these types of changes may continue from time to time in the future as we uncover additional opportunities to streamline our operations. Successfully managing these changes is critical to our productivity improvement and business success. If we are unable to successfully manage these changes, while continuing to invest in business growth, our financial results could be adversely impacted.

Economic, political and other risks associated with international sales and operations could adversely affect our sales.

In fiscal 2007, revenues from shipments made outside of the United States accounted for approximately 47% of our revenues, 47% in fiscal 2008 and 44% in fiscal 2009. Of the revenues generated during fiscal 2009 from shipments made to customers outside of the United States, 25% represented sales made by subsidiaries based in the United States to foreign customers, and the balance represented sales generated by foreign subsidiaries. Since we sell certain of our products worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, and therefore employees, suppliers, real property, capital equipment, cash and other assets are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets;

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

•	trade protection measures and import or export licensing requirements;

•	differing legal and court systems;

•	differing tax laws and changes in those laws;

•	difficulty in staffing and managing widespread operations;

•	difficulty in managing distributors and sales agents and their compliance with applicable laws;

•	differing labor laws and changes in those laws;

•	differing protection of intellectual property and changes in that protection; and

•	differing regulatory requirements and changes in those requirements.

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

Broad-based legislative proposals to address the affordability and availability medical services in the United States may reduce the amount of funding available to hospitals for purchases of patient monitoring, diagnostic cardiology and anesthesia systems.

President Obama and the U.S. Congress are considering legislative proposals that would address the affordability and availability of health insurance for Americans. The proposals vary, but it is possible that any final legislation would significantly impact the ways in which doctors, hospitals, healthcare systems and health insurance companies are compensated for the services they provide. It is not clear at this time whether and to what extent these changes may impact the ability of hospitals and hospital networks to purchase the patient monitoring, diagnostic cardiology and anesthesia systems that we sell or if it will alter market-based incentives that hospitals and hospital networks currently face to continually improve, upgrade and expand their use of such equipment. While the outcome of any final legislation could adversely affect us, at this time we cannot predict the extent of any impact on our business or results of operations.

We are subject to various environmental regulations which may impose liability on us whether or not we knew of or caused the release of hazardous substances on or in our facilities.

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

A failure of a key information technology system, process or site could have a material adverse impact on our ability to conduct business.

We rely extensively on information technology systems to interact with our employees and our customers. These interactions include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes necessary to manage our business. If our systems are damaged or cease to function properly due to any number of causes, ranging from the failures of third-party services provider, to catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may suffer interruptions in our ability to manage operations which may adversely impact our results of operations and/or financial condition.

We receive significant amounts of research and development funding for our security and inspection systems from government grants and contracts, but we may not continue to receive comparable levels of funding in the future.

The U.S. government currently plays an important role in funding the development of certain of our security and inspection systems and sponsoring their deployment at airports, ports, military installations and border crossings. However, in the future, additional research and development funds from the government may not be available to us. If the government fails to continue to sponsor our technologies we may have to expend more resources on product development or cease development of certain technologies, which could adversely affect our business. In addition, any future grants to our competitors may improve their ability to develop and market competing products and cause our customers to delay purchase decisions, which could harm our ability to market our products.

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

Unanticipated changes in our tax rates could affect our future financial results.

Our future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

ITEM  1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of June 30, 2009, we owned four facilities. The following table lists these facilities:

Location	Description of Facility	Approximate Square Footage
Hawthorne, California	Corporate headquarters and administrative, manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	88,000

Surrey, England	Manufacturing, engineering, sales and marketing and service for our Security and Healthcare divisions	59,000

Batam, Indonesia	Manufacturing for our Optoelectronics and Manufacturing division	59,000

Ocean Springs, Mississippi	Manufacturing, engineering, sales and marketing and service for our Security and Optoelectronics and Manufacturing divisions	19,000

As of June 30, 2009, we leased all of our other facilities. The following table lists our principal (i.e., facilities greater than 50,000 square feet) physical properties that we lease:

Location	Description of Facility	Approximate Square Footage	Expiration
Camarillo, California	Manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	60,000	2010

Sunnyvale, California	Manufacturing, engineering, sales and marketing and service for our Security division	62,500	2012

Torrance, California	Manufacturing, engineering, sales and marketing and service for our Security division	91,900	2012

Apex, North Carolina	Manufacturing, engineering, sales and marketing and service for our Security division	122,400	2012

Issaquah, Washington (1)	Manufacturing, engineering, sales and marketing and service for our Healthcare division	202,600	2014

Suzhou, China	Manufacturing, engineering, sales and marketing and service for our Healthcare division	53,000	2012

Hyderabad, India (2)	Manufacturing and engineering for our Security, Healthcare and Optoelectronics and Manufacturing divisions	71,600	2013

Johor Bahru, Malaysia	Manufacturing, engineering sales and service for our Security division	87,100	2012

Johor Bahru, Malaysia (3)	Manufacturing, engineering sales and service for our Optoelectronics and Manufacturing division	76,000	2009

(1)	The lease of the 202,600 square foot facility in Issaquah, Washington is composed of two leases in the same facility. One lease covers a 107,000 square foot area within the facility and the other covers a 95,600 square foot area within the facility. Both leases expire in December 2014.
(2)	The lease of the 71,600 square foot facility in Hyderabad, India is composed of seven leases, ranging in size between 1,100 square fee and 19,800 square feet. Each of these leases expires in 2013.
(3)	Upon expiration of lease of the 76,000 facility in Johor Bahru, Malaysia we expect to renew the lease on the same or similar terms or, in the alternative, to move into another nearby facility.

We believe that our facilities are in good condition and are adequate to support our operations for the foreseeable future. We currently anticipate that we will be able to renew the leases that are scheduled to expire in the next few years on terms that are substantially the same as or better than those currently in effect. However, even if we were not able to renew one or more of the leases, we believe that suitable substitute space is available to relocate any of the facilities. Accordingly, we do not believe that our failure to renew any of the leases that are scheduled to expire in the next few years will have a material adverse effect on our operations.

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

Stock Market and Other Information

Our Common Stock is traded on The NASDAQ Global Market under the symbol “OSIS.”

The following table sets forth the high and low sale prices of a share of our Common Stock as reported by The NASDAQ Global Market on a quarterly basis for fiscal 2008 and 2009. The prices shown reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2008:	High	Low
Quarter ended September 30, 2007	$28.57	$19.64
Quarter ended December 31, 2007	$27.47	$22.38
Quarter ended March 31, 2008	$26.51	$20.46
Quarter ended June 30, 2008	$26.16	$20.81

2009:	High	Low
Quarter ended September 30, 2008	$25.56	$19.95
Quarter ended December 31, 2008	$23.57	$10.15
Quarter ended March 31, 2009	$18.38	$11.01
Quarter ended June 30, 2009	$21.13	$14.93

As of August 24, 2009, there were approximately 79 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

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

Issuer Purchases of Equity Securities

In March 1999, our Board of Directors authorized a stock repurchase program for the repurchase of up to 2 million shares of our Common Stock. In September 2004, we increased the number of shares available for repurchase under the stock repurchase program by 1 million shares. During the three months ended June 30, 2009, we repurchased no shares under this program. During the 12 months ended June 30, 2009, we repurchased 619,768 shares under this program. As a result, as of June 30, 2009, 711,205 shares were available for additional repurchase under the program. Upon repurchase, the shares are restored to the status of authorized but unissued and we record them as a reduction in the number of shares of Common Stock issued and outstanding in our Consolidated Financial Statements.

Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of June 30, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	2,175,863	17.69	797,539
Equity participation plans not approved by security holders	—	N/A	—

Total	2,175,863	17.69	797,539

(1)	Includes shares of our Common Stock issuable upon exercise of options under our 2006 Equity Participation Plan.
(2)	Of the 797,539 securities remaining available for future issuance under our 2006 Equity Participation Plan, only 581,632 shares are available to be issued as restricted stock.

Performance Graph

The graph below compares the cumulative total shareholder return for the period beginning on the market close on the last trading day before the beginning our fifth preceding fiscal year through and including the end of our last completed fiscal year, with (a) The NASDAQ Global Market Index and (b) a peer group of publicly-traded issuers with which we have generally competed.

The peer group includes the following companies: American Science & Engineering (AMEX Symbol: ASE) and Analogic Corporation (NASDAQ Symbol: ALOG).

The graph assumes that $100.00 was invested on June 30, 2004 in (a) our Common Stock, (b) The NASDAQ Global Market Index and (c) the companies comprising the peer group described above (weighted according to each respective issuer’s stock market capitalization at the beginning of each period for which a return is indicated). The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*

Assumes Initial Investment of $100

June 2004 through June 2009

Among OSI Systems, Inc.,

The NASDAQ Composite Index And A Peer Group

*	$100 invested on June 30, 2004 in stock & index-including reinvestment of dividends.

The following table provides the same information in tabular form as of June 30:

	2004	2005	2006	2007	2008	2009
OSI Systems, Inc.	100.00	79.23	89.16	137.23	107.48	104.62
The NASDAQ Composite Index	100.00	101.09	109.49	132.47	117.33	92.91
Peer Group	100.00	139.31	148.17	196.04	172.09	147.83

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2009, and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of June 30, 2008 and 2009, and for each of the years in the three-year period ended June 30, 2009, are included elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Year Ended June 30,
	2005	2006	2007	2008	2009
	(in thousands, except earnings per share data)
Consolidated Statements of Operations Data (1):
Revenues	$385,041	$452,686	$532,284	$623,088	$590,361
Cost of goods sold	243,415	276,025	354,067	404,049	388,910

Gross profit	141,626	176,661	178,217	219,039	201,451
Operating expenses:
Selling, general and administrative	118,069	139,051	149,859	150,050	137,939
Research and development	30,537	35,839	44,446	45,361	36,862
Impairment, restructuring and other charges	—	800	26,071	4,688	7,123

Total operating expenses	148,606	175,690	220,376	200,099	181,924

Income (loss) from operations	(6,980)	971	(42,159)	18,940	19,527
Other income (expense):
Other	(182)	824	15,766	—	—
Interest expense, net	(611)	(1,291)	(4,069)	(4,469)	(2,936)

Income (loss) before income taxes and minority interest	(7,773)	504	(30,462)	14,471	16,591
Provision (benefit) for income taxes	(5,309)	1,090	(12,876)	579	5,393
Minority interest of net earnings of consolidated subsidiaries	(69)	1,772	1,172	32	46

Net income (loss)	$(2,395)	$(2,358)	$(18,758)	$13,860	$11,152

Net income (loss) available to common shareholders—diluted	$(2,502)	$(2,738)	$(18,815)	$13,860	$11,152

Basic earnings (loss) per common share	$(0.15)	$(0.14)	$(1.11)	$0.80	$0.64

Diluted earnings (loss) per common share	$(0.15)	$(0.17)	$(1.12)	$0.78	$0.63

Weighted average shares outstanding—diluted	16,223	16,517	16,844	17,735	17,596

	Year Ended June 30,
	2005	2006	2007	2008	2009
	(in thousands)
Consolidated Balance Sheet Data (1):
Cash and cash equivalents	$14,623	$13,799	$15,980	$18,232	$25,172
Working capital	130,375	162,156	158,741	194,958	187,608
Total assets	347,120	403,498	451,483	507,641	474,828
Long-term debt	4,852	5,483	25,709	49,091	39,803
Total debt	21,103	17,591	48,228	74,341	52,360
Total shareholders’ equity	223,627	248,947	247,212	278,021	276,000

(1)	Results of operations for fiscal years 2005 through 2009, and our financial position as of June 30, 2005, 2006, 2007, 2008 and 2009 incorporate the effect of several acquisitions, including that of Spacelabs Medical (as of March of 2004) and Del Mar Reynolds (as of July of 2006).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Security Division.    Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. and foreign government agencies. These products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 41% of our total consolidated revenues for fiscal 2009.

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

Healthcare Division.    Through our Healthcare division, we design, manufacture and market patient monitoring, diagnostic cardiology and anesthesia systems worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 36% of our total consolidated revenues for fiscal 2009.

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

Optoelectronics and Manufacturing Division.    Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), telecommunications, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. Revenues from our Optoelectronics and Manufacturing division accounted for approximately 23% of our total consolidated revenues for fiscal 2009.

Consolidated Results.

Fiscal 2009 Compared with Fiscal 2008.    We reported consolidated operating profit of $19.5 million for fiscal 2009, a 3% improvement from the $18.9 million operating profit reported for fiscal 2008. We realized this $0.6 million increase in operating profits despite a 5% decrease in total revenue in fiscal 2009 to $590.4 million from $623.1 million in fiscal 2008. In addition, we incurred $7.1 million of non-recurring restructuring and other charges in fiscal 2009, an increase of $2.4 million from the $4.7 million incurred in fiscal 2008. This improved profitability was driven primarily by a $20.6 million reduction in SG&A and R&D expenses following restructuring and cost-cutting initiatives we have undertaken during the past two fiscal years. This reduction in operating expenses more than offset a $17.5 million reduction in gross profit, which resulted from lower revenues, primarily in our Healthcare division, which saw revenues decrease by 17%.

Fiscal 2008 Compared with Fiscal 2007.    We reported consolidated operating profit of $18.9 million for fiscal 2008, a significant improvement from the $42.2 million operating loss reported for fiscal 2007. This $61.1 million improvement was primarily due to: (i) a $90.8 million or 17% growth in revenue; (ii) cost-cutting and facility consolidation initiatives that we began in the second half of fiscal 2007, which have resulted in more efficient manufacturing activities and reduced selling, general and administrative expenses as a percentage of sales; and (iii) a reduction of impairment and restructuring charges from $36.4 million in fiscal 2007 to $4.7 million in fiscal 2008. The impairment and restructuring charges in fiscal 2007 consisted of (i) a $21.5 million charge associated with the impairment of certain intangible and fixed assets; (ii) $10.3 million of inventory charges following a review of our product portfolio; and (iii) $4.6 million of restructuring charges primarily related to the consolidation of several manufacturing processes and facilities among all of our segments. The restructuring charges in fiscal 2008 primarily resulted from additional and continuing consolidation activities of several manufacturing processes and facilities.

As noted above, during fiscal 2007, we undertook a review of our global operations as part of our on-going efforts to integrate business operations and rationalize our overall cost structure. The review resulted in the implementation of cost-cutting measures resulting in a reduction of approximately 8% of our global workforce and the consolidation of multiple facilities. We realized a beneficial impact from these activities in the form of cost savings in fiscal 2008 and in fiscal 2009. In addition, during fiscal 2008, as well as in fiscal 2009, we implemented additional cost savings programs which significantly further reduced our operating expenses.

Acquisitions.    Historically, an active acquisition program has been an important element of our corporate strategy. However, in recent years, we slowed our acquisition activity to conduct a global review of our core businesses and technologies and to fully integrate the acquisitions we made during the past several years. This global review and integration resulted in significant restructuring and impairment charges in fiscal 2007 through 2009. See Note 7 to Consolidated Financial Statements for further discussion. Looking forward, we continue to believe that an active acquisition program supports our long-term strategic direction. We look to acquisitions to strengthen our competitive position, expand our customer base and augment our considerable research and development programs. Through such efforts we aim to accelerate innovation, improve earnings and increase overall stockholder value.

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

Revenue Recognition.    We recognize revenue upon shipment of products when title and risk of loss passes, and when terms are fixed and collection is probable. In accordance with the terms of Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” and Financial Accounting Standards Board (FASB) Emerging Issues Task Force 00-21 “Revenue Arrangements with Multiple Deliverables,” where installation services, if provided, are essential to the functionality of the equipment, we defer the portion of revenue for the sale attributable to installation until we have completed the installation. When terms of sale include subjective customer acceptance criteria, we defer revenue until the acceptance criteria are met. Concurrent with the shipment of the product, we accrue estimated product return reserves and warranty expenses. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not the customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of the revenue that we recognize. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product.

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

Allowance for Doubtful Accounts.    The allowance for doubtful accounts involves estimates based on management’s judgment, review of individual receivables and analysis of historical bad debts. We monitor collections and payments from our customers and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We also assess current economic trends that might impact the level of credit losses in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Income Taxes.    Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties under FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). We review our tax positions quarterly and adjust the balances as new information becomes available.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates. To provide insight, we use our historical experience and our short and long-range business forecasts. We believe it is more likely than not that a portion of the deferred income tax assets may expire unused and have established a valuation allowance against them. Although realization is not assured for the remaining deferred income tax assets, we believe it is more likely than not that the deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or available tax planning strategies are no longer viable.

Business Combinations.    Under the purchase method of accounting, we allocate the purchase price of acquired companies to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of purchase price over the aggregate fair values as goodwill. We engage third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing purchased technology, customer lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

Impairment of Long-Lived Assets.    We test goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. For purposes of testing for goodwill impairment, we have determined that we have three reporting units for goodwill impairment review purposes, consisting of our Security division, our Healthcare division and our Optoelectronics and Manufacturing division. We test goodwill for impairment annually during the second fiscal quarter using a two-step process. First, we determine if the carrying amount of any of the reporting units exceeds its fair value. We use a discounted cash flows method to make this determination for each of our reporting units. If this method indicates a potential impairment of goodwill associated with the respective reporting unit, we then compare the implied fair value of the goodwill associated with the respective reporting unit to its carrying amount to determine if there is an impairment loss. We performed this annual impairment test for goodwill during the second quarter of fiscal 2009 and concluded that there was no impairment of goodwill.

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

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative estimates of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet.

Stock-Based Compensation Expense.    We account for share based compensation using the fair value recognition provisions of SFAS 123(R), “Share-Based Payment” (SFAS 123(R)). Pursuant to the provisions of SFAS 123(R), we record stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants.

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

Legal and Other Contingencies.    We are subject to various claims and legal proceedings. Each fiscal quarter, we review the status of each significant legal dispute to which we are a party and assess our potential financial exposure, if any. If the potential financial exposure from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Net Revenues

The table below and the discussion that follows are based upon the way we analyze our business. See Note 15 to the Consolidated Financial Statements for additional information about business segments.

	2007	% of Net Sales	2008	% of Net Sales	2009	% of Net Sales	2007-2008 % Change	2008-2009 % Change
	(Dollars in millions)
Security	$186.6	35%	$225.8	36%	240.9	41%	21%	7%
Healthcare	233.2	44%	256.7	41%	214.3	36%	10%	(17)%
Optoelectronics / Manufacturing	150.5	28%	187.7	30%	181.1	31%	25%	(4)%
Intercompany Revenue	(38.0)	(7)%	(47.1)	(7)%	(45.9)	(8)%	24%	(3)%

Total Sales	$532.3		$623.1		$590.4		17%	(5)%

Fiscal 2009 Compared with Fiscal 2008.    Net revenues for fiscal 2009 decreased $32.7 million, or 5%, to $590.4 million from $623.1 million for fiscal 2008. Excluding the adverse impact of foreign exchange, the decrease in revenues from fiscal 2008 to 2009 would have been approximately 3%.

Revenues for the Security division for fiscal 2009 increased $15.1 million, or 7%, to $240.9 million, from $225.8 million for fiscal 2008. The increase was attributable to a $5.4 million, or 5%, increase in sales of baggage and parcel inspection, people screening and hold baggage screening equipment; a $2.1 million, or 3%, increase in sales of cargo and vehicle inspection systems equipment; and a $7.6 million, or 20% increase in service revenue. The Security division achieved this growth despite the impact of the worldwide economic slowdown. We believe that such increases in revenues reflect continuing worldwide acceptance of our Security division’s products.

Revenues for the Healthcare division for fiscal 2009 decreased $42.4 million, or 17%, to $214.3 million, from $256.7 million for fiscal 2008. The decrease was primarily attributable to: (i) a $28.8 million, or 16%, decrease in patient monitoring revenues, primarily in North America; (ii) a reduction in diagnostic cardiology equipment sales of $6.0 million, or 21%; and (iii) lower clinical trials services sales of $4.5 million, or 55%. Such decreases were mainly a result of the severe downturn in world financial markets that occurred during fiscal 2009 and the inability of some of our customers, who rely on the credit or equity markets for access to capital, to fund purchases of our products and services.

Revenues for the Optoelectronics and Manufacturing division for fiscal 2009 decreased $6.6 million, or 4%, to $181.1 million, from $187.7 million for fiscal 2008. The decrease was primarily attributable to lower weapons simulation sales of $4.6 million as well as lower commercial optoelectronics sales of $7.7 million, partially offset by an increase in contract manufacturing sales of $5.9 million, including product shipments under a significant defense-industry related contract that is expected to continue into fiscal 2010. In addition, for fiscal 2009, the division recorded intercompany sales of $45.9 million, compared to $47.1 million in fiscal 2008. This decrease resulted from lower sales by our Optoelectronics and Manufacturing division to our Healthcare division, partially offset by higher sales to our Security division. These intercompany fluctuations are directionally consistent with the underlying businesses of our Security and Healthcare divisions. Intercompany sales by our Optoelectronics and Manufacturing division to our Security and Healthcare divisions are eliminated in consolidation.

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

Revenues for the Healthcare division for fiscal 2008 increased $23.5 million, or 10%, to $256.7 million, from $233.2 million for fiscal 2007. The increase was primarily attributable to: (i) a $16.2 million, or 13%, increase in sales of patient monitoring equipment, mainly in North America; (ii) higher Healthcare service, supplies and accessories sales of $6.5 million, or 15%; and (iii) an increase in sales of diagnostic cardiology equipment of $3.7 million, or 62%. These increases were partially offset by lower clinical trials services revenue, which decreased by $2.2 million.

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

Gross Profit

	2007	% of Net Sales	2008	% of Net Sales	2009	% of Net Sales
	(Dollars in millions)
Gross profit	$178.2	33.5%	$219.0	35.1%	$201.5	34.1%

Fiscal 2009 Compared with Fiscal 2008.    Gross profit decreased $17.5 million, or 8%, to $201.5 million for fiscal 2009, from $219.0 million for fiscal 2008. The gross margin decreased to 34.1% in fiscal 2009 from 35.1% in fiscal 2008. The decrease in gross profit is primarily a result of changes in the mix of product sold, most notably the 17% decrease in revenues in our Healthcare division (products sold by our Healthcare division generally carry higher gross margins than products sold by our other divisions) and an increase in contract manufacturing sales by our Optoelectronics and Manufacturing division, which sales generally carry lower gross margins than most of our other product offerings. The negative impact on our gross margins by this product mix was partially offset by manufacturing efficiencies gained through facility consolidations and cost-cutting activities undertaken during the past two fiscal years.

Fiscal 2008 Compared with Fiscal 2007.    Gross profit increased $40.8 million, or 23%, to $219.0 million for fiscal 2008, from $178.2 million for fiscal 2007. The gross margin increased to 35.1% in fiscal 2008 from 33.5% in fiscal 2007. The increase in gross profit was the result of both a 17% increase in total revenue in fiscal 2008 compared to fiscal 2007, which resulted in more efficient manufacturing processes through better leveraging of fixed manufacturing costs for several of our products, and the recording in fiscal 2007 of a $10.3 million inventory impairment charge that reduced gross profit in the second quarter of fiscal 2007. During fiscal 2007, inventory impairment charges had the effect of reducing the gross margin by 1.9%. Excluding the impact of the aforementioned charge, our gross margin in fiscal 2008 decreased by 0.3% versus fiscal 2007. Although we experienced gross margin improvement in our Healthcare division, the change in the product mix in both the Security and Optoelectronics and Manufacturing divisions offset the impact of this increase. The factors that generally increased gross margins included: (i) growth in the revenues of our Healthcare division, primarily in patient monitoring systems, which generally carry higher gross margins than many of our other products; (ii) cost savings in our Healthcare division from restructuring activities initiated in fiscal 2007 and reduced manufacturing costs in our Optoelectronics and Manufacturing division passed along to the Healthcare division through intercompany sales; and (iii) gross margin improvements in cargo and vehicle inspection products in our Security division associated with manufacturing efficiencies. Factors that offset such increases in our consolidated gross margins included increased contract manufacturing revenues in our Optoelectronics and Manufacturing division and increased sales of cargo and vehicle inspection systems in our Security division, both of which generally carry a lower gross margin than our other products and services.

Operating Expenses

	2007	% of Net Sales	2008	% of Net Sales	2009	% of Net Sales	2007-2008 % Change	2008-2009 % Change
	(Dollars in millions)
Selling, general and administrative	$149.9	28.1%	$150.1	24.1%	$137.9	23.4%	0%	(8)%
Research and development	44.4	8.4%	45.3	7.3%	36.9	6.2%	2%	(19)%
Impairment, restructuring and other charges	26.1	4.9%	4.7	0.7%	7.1	1.2%	(82)%	53%

Total operating expenses	$220.4	41.4%	$200.1	32.1%	$181.9	30.8%	(9)%	(9)%

Selling, General and Administrative

Fiscal 2009 Compared with Fiscal 2008.    Selling, general and administrative (SG&A) expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For fiscal 2009, SG&A expenses decreased by $12.2 million, or 8%, to $137.9 million, from $150.1 million for fiscal 2008. This reduction in spending was a direct result of our ongoing cost containment initiatives and restructuring activities throughout the Company, which were heavily focused in our Healthcare division. Due to our ongoing cost containment and restructuring activities, our SG&A as a percentage of sales decreased to 23.4% in fiscal 2009 as compared to 24.1% in fiscal 2008, despite the 5% sales decrease.

Fiscal 2008 Compared with Fiscal 2007.    For fiscal 2008, despite revenue growth of 17%, SG&A expenses were virtually flat as compared to fiscal 2007. We accomplished this by successfully leveraging our SG&A infrastructure while focusing on cost containment initiatives. Such efficiencies led to a 4% decrease in SG&A as a percentage of sales from 28.1% in fiscal 2007 to 24.1% in fiscal 2008.

Research and Development

Our Security and Healthcare divisions have historically invested substantial amounts in research and development. We intend to continue this trend in future years, although specific programs may or may not continue to be funded and funding levels may fluctuate.

Fiscal 2009 Compared with Fiscal 2008.    Research and development expenses included research related to new product development and product enhancement expenditures. For fiscal 2009, such expenses decreased by $8.4 million, or 19%, to $36.9 million, from $45.3 million for fiscal 2008. As a percentage of revenues, research and development expenses were 6.2% in fiscal 2009, compared to 7.3% in fiscal 2008. The decrease in research and development expenses was primarily attributable to cost reduction efforts in our Healthcare division and increased levels of government R&D funding to our Security division.

Fiscal 2008 Compared with Fiscal 2007.    For fiscal 2008, research and development expenses increased by $0.9 million, or 2%, to $45.3 million, from $44.4 million for fiscal 2007. As a percentage of revenues, research and development expenses were 7.3% in fiscal 2008, compared to 8.4% in fiscal 2007. The increase in research and development expenses was primarily attributable to increased spending in support of next generation products in our Healthcare division.

Impairment, Restructuring, and Other Charges

Beginning in fiscal 2007 and continuing through fiscal 2009, we initiated a series of restructuring activities that were intended to realign our global capacity and infrastructure with demand by our customers and fully integrate acquisitions made in the last several years, thereby improving our operational efficiency. These activities included reducing excess workforce and capacity, consolidating and relocating certain manufacturing facilities and reviewing the value of certain technologies and product lines. The overall objectives of the restructuring activities were to lower costs and better utilize our overall existing manufacturing capacity. To date, these efforts have helped enhance our ability to improve operating margins, retain and expand existing relationships with customers and attract new business. We may utilize similar measures in the future to realign our operations to further increase our operating efficiencies, which may materially affect our future operating results.

Fiscal 2009 Compared with Fiscal 2008.    During fiscal 2009, we incurred $7.1 million of restructuring and other charges. Of this amount, $2 million related to a non-recurring litigation charge. The remaining $5.1 million was primarily related to headcount reductions and facility closures. Of this $5.1 million of restructuring costs, $3.3 million was recorded within our Healthcare division, $1.3 million within our Security division, $0.2 million within our Optoelectronics and Manufacturing division and $0.3 million in our Corporate segment. The total restructuring and other charges of $7.1 million compared to restructuring and charges of $4.7 million in fiscal 2008, primarily related to headcount reductions and costs associated with the closure of certain facilities.

Fiscal 2008 Compared with Fiscal 2007.    During fiscal 2008, we incurred $4.7 million of restructuring charges, primarily related to headcount reductions and facility closures. Of the $4.7 million of restructuring costs, $2.3 million was recorded within our Security division, $2.0 million within our Healthcare division and $0.4 million within our Optoelectronics and Manufacturing division. This compared to combined impairment and restructuring charges of $36.4 million in fiscal 2007, of which $26.1 million was reported in operating expenses and $10.3 million was reported in cost of goods sold.

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

Other Income and Expenses

	2007	% of Net Sales	2008	% of Net Sales	2009	% of Net Sales
	(Dollars in millions)
Other income	$15.8	3.0%	$—	—%	$—	—%
Interest expense, net	(4.1)	(0.8)%	(4.4)	(0.7)%	(2.9)	(0.5)%

Total non-operating income (expense)	$11.7	2.2%	$(4.4)	(0.7)%	$(2.9)	(0.5)%

Other Income

In fiscal 2007, we received $15.0 million in settlement of a dispute associated with our acquisition in fiscal 2004 of Spacelabs Medical, and $0.8 million in settlement of a dispute with a competitor of our Optoelectronics and Manufacturing division.

Interest Expense, net

Fiscal 2009 Compared to Fiscal 2008.    In fiscal 2009, we incurred net interest expense of $2.9 million, compared to $4.4 million in fiscal 2008. The decrease in interest expense was attributable to a lower cost of borrowing, as a result of lower market-driven interest rates, and by lower average levels of debt. We incurred lower levels of debt due to $44.5 million of cash generated by operations in fiscal 2009.

Fiscal 2008 Compared to Fiscal 2007.    In fiscal 2008, we incurred net interest expense of $4.4 million, compared to $4.1 million in fiscal 2007. The increase was primarily attributable to additional debt incurred to finance investments in inventory and the repurchase of Spacelabs Healthcare stock in fiscal 2008. The impact of this increased borrowing was partially offset by more favorable cost of borrowing associated with a new credit facility that we entered into in July 2007 and lower, market driven interest rates.

Provision for Income Taxes

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

Fiscal 2009 Compared to Fiscal 2008.    In fiscal 2009, our income tax expense was $5.4 million, compared to an income tax expense of $0.6 million for fiscal 2008. The effective income tax rate for fiscal 2009 was 32.5%, compared to 4.0% for fiscal 2008. Included within the fiscal 2008 tax expense was a net tax benefit of $3.9 million as a result of discrete items impacting the tax provision, the largest of which was a $4.3 million tax benefit associated with the repurchase of the minority interest of Spacelabs Healthcare. However, excluding the impact of the discrete tax benefits noted above, the effective tax rate for fiscal 2008 was 31.3% Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well the impact of permanent taxable differences.

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

Liquidity and Capital Resources

We have financed our business primarily from operations and from proceeds from equity issuances and by utilizing our credit facilities, when necessary. In fiscal 2009, our levels of debt decreased as a result of strong cash flow. The changes in our working capital and cash and cash equivalent balances are described below.

	2007	2008	2009	2007-2008 % Change	2008-2009 % Change
	(Dollars in millions)
Working capital	$158.7	$195.0	$187.6	23%	(4)%
Cash and cash equivalents	16.0	18.2	25.2	14%	38%

Working Capital

Fiscal 2009 Compared to Fiscal 2008.    Working capital decreased by $7.4 million, or 4% during fiscal 2009. The most significant decrease in working capital was accounts receivable, which decreased by $46.3 million, or 30%, to $110.5 million in fiscal 2009 from $156.9 million in fiscal 2008. This decrease was a result of an effective ongoing focus on collections as well a 5% reduction in revenue in fiscal 2009 as compared to fiscal 2008. The most significant increases to working capital were (i) $11.1 million of net earnings, (ii) a $20.3 million decrease in account payable and (iii) net repayments of bank lines of credit of $14.6 million during fiscal 2009. Such repayments were a result of the positive cash flow generated by our improved earnings and improved management of working capital.

Fiscal 2008 Compared to Fiscal 2007.    The $36.3 million increase in our working capital during fiscal 2008 was primarily a result of two factors: (i) $13.9 million of net earnings and (ii) a $23.0 million infusion of working capital as a result of entering into a new credit facility. (See Note 8 to the Consolidated Financial Statements for further discussion.)

	2007	2008	2009	2007-2008 % Change	2008-2009 % Change
	(Dollars in millions)
Cash provided by (used in):
Operating activities	$(2.3)	$(0.7)	$44.5	(70)%	NM
Investing activities	(30.2)	(29.8)	(12.4)	(1)%	(58)%
Financing activities	35.8	33.0	(24.8)	(8)%	(175)%

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

Fiscal 2009 Compared to Fiscal 2008.    Cash generated by operating activities in fiscal 2009 was $44.5 million, an increase of $45.2 million from fiscal 2008, when our operating activities used $0.7 million of cash. This improvement was partially due to a $3.3 million increase in our net income in fiscal 2009 as compared to fiscal 2008, after giving consideration to non-cash operating items, including depreciation and amortization, stock-based compensation, deferred taxes and provisions for losses on accounts receivable, among others for both periods. This improvement was also due to increased emphasis on better working capital management during fiscal 2009, resulting in: (i) a $45.9 million reduction in the change in accounts receivables, due primarily to an ongoing focus on collections; (ii) a $19.9 million increase in change from advances from customers, primarily reflecting significant large sales contracts entered into by our Security division during fiscal 2009; (iii) an $8.0 million decrease in the change in inventory; and (iv) an increase in the change in deferred revenue of $4.0 million. These cash generating improvements were partially offset by: (i) a decrease in the change in accounts payable of $29.1 million; (ii) an increase in the change in other receivable of $4.7 million; and (iii) decrease in the change in accrued warranty of $4.7 million.

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

Cash Used in Investing Activities

The changes in cash flows from investing activities primarily relate to acquisitions as well as capital expenditures and other assets to support our growth plans.

Fiscal 2009 Compared to Fiscal 2008.    Net cash used in investing activities was $12.4 million in fiscal 2009, a decrease of $17.4 million in cash used as compared to the $29.8 million used in investing activities in fiscal 2008. In fiscal 2009, the primary investing activity involved $10.9 million of capital expenditures as compared to $12.1 million during the comparable prior year period. Also, in fiscal 2008, we used $15.7 million of cash to repurchase shares of Spacelabs Healthcare stock with no comparable investing activity in fiscal 2009. Partially offsetting this reduced investing use of cash in fiscal 2009 as compared to fiscal 2008 was the acquisition of intangible and other assets of $3.5 million in fiscal 2009, as compared to $2.5 million in fiscal 2008.

Fiscal 2008 Compared to Fiscal 2007.    Net cash used in investing activities was $29.8 million in fiscal 2008, a decrease of $0.4 million as compared to cash used in investing activities of $30.2 million. During fiscal 2008, we used $12.1 million in cash for capital expenditures, compared to $15.3 million for capital expenditures in fiscal 2007. During fiscal 2008, we used $15.7 million to repurchase Spacelabs Healthcare stock, compared to $4.5 million that we used for the same purpose in fiscal 2007. In fiscal 2007, we used approximately $22.8 million of cash to acquire Del Mar Reynolds, net of certain adjustments. The usage of cash during fiscal 2007 was partially offset by a $15.0 million payment that we received from General Electric Corporation in settlement of a dispute regarding an adjustment of the purchase price associated with our acquisition of Spacelabs Medical in March 2004.

Cash Provided by Financing Activities

The changes in cash flows from financing activities primarily relate to: (i) borrowings and payments under debt obligations; (ii) the issuance of and/or repurchase of common stock and (iii) the exercise activity in our equity participation and employee stock purchase plans.

Fiscal 2009 Compared to Fiscal 2008.    Net cash used in financing activities was $24.8 million in fiscal 2009, a $57.8 million decrease as compared to net cash provided by financing activity of $33.0 million in fiscal 2008. During fiscal 2009, we used $7.4 million in cash to repurchase 619,768 shares of our Common Stock. We also paid down our ongoing scheduled debt and capital leases by $6.6 million and our revolving lines of credit by $14.4 million. In fiscal 2008, we received net proceeds of $23.8 million when we entered into a new credit agreement while simultaneously paying down the preceding credit facility, less the ongoing repayment of our new credit agreement as well as all other scheduled debt and capital lease payments. Also in fiscal 2008, we received net proceeds of $1.9 million from our revolving lines of credit.

Fiscal 2008 Compared to Fiscal 2007.    Cash provided by financing activities was $33.0 million in fiscal 2008, a $2.8 million decrease compared to $35.8 million in fiscal 2007. In fiscal 2008, the source of such funds was a new credit facility that we entered into in July 2007. (See further discussion of the new credit facility under “Borrowings,” below.) The proceeds of this debt were used primarily to repurchase Spacelabs Healthcare stock and to fund an investment in inventory in our Security division. In fiscal 2007, the cash provided by financing activities primarily consisted of proceeds of $25.4 million from a term loan that we entered into to fund the acquisition of Del Mar Reynolds and $5.9 million drawn from our revolving lines of credit to fund operations.

Borrowings

We maintain a credit agreement with certain lenders allowing for initial borrowings of up to $124.5 million. The credit agreement consists of a $74.5 million, five-year, revolving credit facility (including a $45 million sub-limit for letters-of-credit) and a $50 million five-year term loan. Borrowings under the agreement bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (ii) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on the Company’s consolidated leverage ratio. As of June 30, 2009, the weighted-average interest rate under the credit agreement was 3.11%. Our borrowings under the credit agreement are guaranteed by our domestic subsidiaries and are secured by substantially all of our subsidiary guarantors’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of June 30, 2009, $42.8 million was outstanding under the term loan, $4.0 million was outstanding under the revolving credit facility, and $20.5 million was outstanding under the letter-of-credit facility.

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of June 30, 2009, $16.7 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of June 30, 2009, the total amount available under these credit facilities was $21.7 million, with a total cash borrowing sub-limit of $7.3 million.

In fiscal 2005, we entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus

1.2%, payable on a quarterly basis. As of June 30, 2009, $3.5 million remained outstanding under this loan at an interest rate of 2.2% per annum.

The following is a summary of our contractual obligations and commitments at June 30, 2009 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Total debt (excluding capital lease obligations) (1)	$51,005	$11,933	$18,094	$18,315	$2,663
Capital lease obligations	$1,355	$644	$711	$—	$—
Operating leases	$41,439	$10,635	$16,766	$11,325	$2,713
Purchase obligations	$41,714	$39,500	$2,212	$2	$—
Defined benefit plan obligation	$7,797	$303	$782	$412	$6,300

Total contractual obligations	$143,310	$63,015	$38,565	$30,054	$11,676

Other Commercial Commitments—letters of credit	$37,221	$17,866	$18,950	$—	$405

(1)	We have presented the outstanding balance of $4.0 million on bank lines of credit at June 30, 2009, as due within less than one year in order to conform to the classification in the accompanying Consolidated Financial Statements. In addition, our total debt obligations exclude interest costs due to their variable nature.

We anticipate that cash generated from our operations, in addition to existing cash borrowing arrangements and future access to capital markets should be sufficient to meet our cash requirements for the foreseeable future. However, our future capital requirements will depend on many factors, including future business acquisitions, litigation, stock repurchases and levels of research and development spending, among other factors and the adequacy of available funds will depend on many factors, including the success of our businesses in generating cash, continued compliance with financial covenants contained in our credit facility, and the capital markets in general, among other factors.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we may repurchase up to 3,000,000 shares of our Common Stock. During fiscal 2009, we repurchased 619,768 shares under this program. As of June 30, 2009, 711,205 shares were available for additional repurchase under the program. Upon repurchase, the shares are restored to the status of authorized but unissued shares and we record them as a reduction in the number of shares of Common Stock issued and outstanding in our Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2009, we had no off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K, other than those previously disclosed.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our Consolidated Financial Statements, see Note 1 to Consolidated Financial Statements.

Related-Party Transactions

In 1994, we, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our Chairman and Chief Executive Officer owns a 10.5% interest, and our Executive Vice President and the President of our Security division owns a 4.5% ownership interest. Our initial investment was $0.1 million. For the years ended June 30, 2007, 2008 and 2009 our equity earnings in the joint venture amounted to $0.3 million, $0.4 million and $0.5 million, respectively. We, our Chairman and Chief Executive Officer, and our Executive Vice President and the President of our Security division collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of our subsidiaries are suppliers to the joint venture, which in turn manufactures and sells the resulting products. Sales to the joint venture for fiscal 2007, 2008, and 2009 were approximately $0.5 million, $1.6 million and $4.4 million, respectively. Receivables from the joint venture were $1.1 million and $2.7 million as of June 30, 2008 and 2009, respectively.

We have contracted with entities owned by members of our Board of Directors and/or their family members to provide messenger services, auto rental and printing services. Included in cost of sales and selling, general and administrative expenses for the fiscal 2007, 2008, and 2009, are approximately $50,000, $40,000 and $54,000, respectively, for messenger service and auto rental; and $50,000, $42,000 and $45,000, respectively, for printing services.

UNAUDITED QUARTERLY RESULTS

The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2008 and 2009 (in thousands, except per share data):

	Quarter Ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
	(Unaudited)
Revenues	$131,013	$164,194	$156,708	$171,173
Costs of goods sold	86,903	105,193	100,322	111,631

Gross profit	44,110	59,001	56,386	59,542

Operating expenses:
Selling, general and administrative expenses	36,211	39,105	37,629	37,105
Research and development	9,729	11,725	12,055	11,852
Impairment, restructuring and other charges	85	2,114	1,156	1,333

Total operating expenses	46,025	52,944	50,840	50,290

Income (loss) from operations	(1,915)	6,057	5,546	9,252
Interest expense—net	(1,089)	(1,168)	(1,162)	(1,050)

Income (loss) before provision for income taxes and minority interest	(3,004)	4,889	4,384	8,202
Provision (benefit) for income taxes	(1,055)	1,721	(2,643)	2,556
Minority interest of net earnings (losses) of consolidated subsidiaries	118	(312)	118	108

Net income (loss)	$(2,067)	$3,480	$6,909	$5,538

Basic earnings (loss) per common share	$(0.12)	$0.20	$0.39	$0.31

Diluted earnings (loss) per common share	$(0.12)	$0.20	$0.39	$0.31

	Quarter Ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
	(Unaudited)
Revenues	$148,161	$159,042	$144,095	$139,063
Costs of goods sold	98,526	104,623	94,264	91,497

Gross profit	49,635	54,419	49,831	47,566

Operating expenses:
Selling, general and administrative expenses	37,571	35,693	34,384	30,291
Research and development	10,213	8,669	8,572	9,408
Impairment, restructuring and other charges	801	2,798	2,401	1,123

Total operating expenses	48,585	47,160	45,357	40,822

Income from operations	1,050	7,259	4,474	6,744
Interest expense—net	(895)	(863)	(583)	(595)

Income before provision for income taxes and minority interest	155	6,396	3,891	6,149
Provision for income taxes	53	2,200	1,296	1,844
Minority interest of net earnings (losses) of consolidated subsidiaries	(30)	34	22	20

Net income	$132	$4,162	$2,573	$4,285

Basic earnings per common share	$0.01	$0.24	$0.15	$0.25

Diluted earnings per common share	$0.01	$0.24	$0.15	$0.24

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Finland, France, Germany, Italy and Greece (Euros), Singapore (Singapore dollars and U.S. dollars), Malaysia (Malaysian ringgits), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese renminbi), Canada (Canadian dollars), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at fiscal year-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (AOCI). Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain of approximately $0.4 million, $0.8 million and $0.4 million for the fiscal years ended June 30, 2007, 2008 and 2009, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $6.0 million in fiscal 2009. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $6.0 million in fiscal 2009.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As discussed in Note 1 to the Consolidated Financials Statements, as of June 30, 2009, we had outstanding foreign currency forward contracts and an interest rate swap agreement, which were considered effective cash flow hedges in their entirety. As a result, the net losses on such derivative contracts have been reported as a component of other comprehensive income in the Consolidated Financials Statements and will be reclassified into net earnings when the hedged transactions settle.

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

Interest Rate Risk

We utilize short-term and long-term financing and may use interest rate hedges to manage the effect of interest rate changes on our existing debt. As of June 30, 2009, we had an interest rate swap agreement outstanding as discussed above under “Use of Derivatives.”

The principal maturity and estimated value of our long-term debt exposure as of June 30, 2008 are as follows (in thousands):

	Maturity						Total	Fair Value
	2009	2010	2011	2012	2013	2014 and thereafter
Secured long term loans and capital lease obligations	$6,593	$8,605	$11,034	$7,825	$18,069	$3,558	$55,684	$55,684
Average interest rate	6.5%	6.2%	6.2%	6.2%	6.2%	7.1%	6.5%

The principal maturity and estimated value of our long-term debt exposure as of June 30, 2009 are as follows (in thousands):

	Maturity						Total	Fair Value
	2010	2011	2012	2013	2014	2015 and thereafter
Secured long term loans and capital lease obligations	$8,577	$11,007	$7,798	$18,042	$273	$2,663	$48,360	$48,360
Average interest rate	3.2%	3.5%	4.3%	3.9%	4.0%	4.0%	3.2%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2009.

Moss Adams LLP, an independent registered public accounting firm that audited the financial statements included in this report, has issued its attestation report, which appears below, on our management’s assessment of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OSI Systems, Inc.:

Hawthorne, California

We have audited OSI Systems, Inc. and subsidiaries, (the Company) internal control over financial reporting as of June 30, 2009, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OSI Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of OSI Systems, Inc. and subsidiaries as of and for the year ended June 30, 2009, and our report dated August 27, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

MOSS ADAMS LLP

Los Angeles, California

August 27, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2009 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2009 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2009 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2009 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2009 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2009.

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

(c)  Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

OSI SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OSI Systems, Inc.:

We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and Subsidiaries as of June 30, 2008 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three years ended June 30, 2007, 2008 and 2009. Our audits also included the financial statement schedule listed in the index at Item 15 in Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSI Systems, Inc. and Subsidiaries as of June 30, 2008 and 2009, and the consolidated results of its operations and cash flows for the years ended June 30, 2007, 2008 and 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OSI Systems, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

MOSS ADAMS LLP

Los Angeles, California

August 27, 2009

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,
	2008	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,232	$25,172
Accounts receivable	156,781	110,453
Other receivables	3,258	2,950
Inventories	144,807	150,763
Deferred income taxes	19,313	20,128
Prepaid expenses and other current assets	14,064	13,777

Total current assets	356,455	323,243
Property and equipment, net	47,191	42,232
Goodwill	60,408	60,195
Intangible assets, net	34,495	32,451
Other assets	9,092	16,707

Total assets	$507,641	$474,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$18,657	$4,000
Current portion of long-term debt	6,593	8,557
Accounts payable	75,320	54,980
Accrued payroll and related expenses	20,896	22,416
Advances from customers	6,746	12,863
Accrued warranties	11,597	10,106
Deferred revenue	7,414	8,880
Other accrued expenses and current liabilities	14,274	13,833

Total current liabilities	161,497	135,635
Long-term debt	49,091	39,803
Other long-term liabilities	17,804	22,310

Total liabilities	228,392	197,748

Minority interest	1,228	1,080
Commitment and contingencies (Note 11)
Shareholders’ Equity:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value—authorized, 100,000,000 shares; issued and outstanding, 17,740,057 and 17,411,569 shares at June 30, 2008 and 2009, respectively	224,581	225,297
Retained earnings	41,972	53,124
Accumulated other comprehensive income (loss)	11,468	(2,421)

Total shareholders’ equity	278,021	276,000

Total liabilities and shareholders’ equity	$507,641	$474,828

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2007	2008	2009
Revenues	$532,284	$623,088	$590,361
Cost of goods sold	354,067	404,049	388,910

Gross profit	178,217	219,039	201,451

Operating expenses:
Selling, general and administrative expenses	149,859	150,050	137,939
Research and development	44,446	45,361	36,862
Impairment, restructuring, and other charges	26,071	4,688	7,123

Total operating expenses	220,376	200,099	181,924

Income (loss) from operations	(42,159)	18,940	19,527
Other income (expense):
Other income	15,766	—	—
Interest expense, net	(4,069)	(4,469)	(2,936)

Income (loss) before income taxes and minority interest	(30,462)	14,471	16,591
Provision (benefit) for income taxes	(12,876)	579	5,393
Minority interest of earnings of consolidated subsidiaries	1,172	32	46

Net income (loss)	$(18,758)	$13,860	$11,152

Earnings (loss) per share:
Basic	$(1.11)	$0.80	$0.64

Diluted	$(1.12)	$0.78	$0.63

Shares used in per share calculation:
Basic	16,844	17,428	17,518

Diluted	16,844	17,735	17,596

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE YEARS ENDED JUNE 30, 2009

(in thousands, except share data)

	Common			Accumulated Other Comprehensive (loss) Income
	Number of Shares	Amount	Retained Earnings		Comprehensive (loss) Income	Total
Balance—June 30, 2006	16,598,361	$193,698	$50,208	$5,041	$—	$248,947
Exercise of stock options	411,157	6,277	—	—	—	6,277
Tax benefit of stock options exercised	—	844	—	—	—	844
Shares purchased under employee stock purchase program	77,471	1,173	—	—	—	1,173
Stock compensation expense	—	5,268	—	—	—	5,268
Comprehensive income (loss):
Net loss	—	—	(18,758)	—	(18,758)	(18,758)
Other comprehensive loss—translation adjustment	—	—	—	4,405	4,405	4,405
Impact from implementation of SFAS 158 and minimum pension liability adjustment—net of tax				(944)	(944)	(944)

Comprehensive loss					$(15,297)

Balance—June 30, 2007	17,086,989	$207,260	$31,450	$8,502		$247,212
Exercise of stock options	340,642	5,807				5,807
Vesting of restricted shares	6,671					—
Net tax expense of stock options exercised/cancelled		(411)				(411)
Shares purchased under employee stock purchase program	65,908	1,296				1,296
Stock compensation expense		4,777				4,777
Shares issued for the purchase of Spacelabs Healthcare shares	239,847	5,898				5,898
Dividend distribution to Minority Interest Shareholders		(46)				(46)
FIN 48 tax adjustment			(3,338)			(3,338)
Comprehensive income (loss):
Net income			13,860		13,860	13,860
Other comprehensive loss—translation adjustment				3,276	3,276	3,276
Minimum pension liability adjustment—net of tax				(310)	(310)	(310)

Comprehensive income					$16,826

Balance—June 30, 2008	17,740,057	$224,581	$41,972	$11,468		$278,021
Exercise of stock options	163,680	2,495				2,495
Vesting of restricted shares	52,006					—
Net tax expense of stock options exercised/cancelled		(555)				(555)
Shares purchased under employee stock purchase program	75,594	1,109				1,109
Stock compensation expense		5,055				5,055
Treasury shares	(619,768)	(7,388)				(7,388)
Comprehensive income (loss):
Net income			11,152		11,152	11,152
Other comprehensive loss—translation adjustment				(13,644)	(13,644)	(13,644)
Minimum pension liability adjustment—net of tax				(529)	(529)	(529)
Net unrealized loss from SFAS133 derivative contracts				(286)	(286)	(286)
Reclassification of net gain from SFAS 133 derivative instruments				(55)	(55)	(55)
Unrealized gain on investments available for sale				625	625	625

Comprehensive loss					$(2,737)

Balance—June 30, 2009	17,411,569	$225,297	$53,124	$(2,421)		$276,000

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2007	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18,758)	$13,860	$11,152
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,828	19,342	17,805
Settlement of Spacelabs Healthcare purchase price dispute	(15,000)	—
Stock based compensation expense	5,268	4,777	5,055
Provision for losses on accounts receivable	1,862	335	5,377
Minority interest in net income of subsidiary	825	32	46
Equity in (earnings) losses of unconsolidated affiliates	11	(403)	(689)
Tax effect of exercise (cancellation) of stock options	844	(411)	(555)
Deferred income taxes	(22,682)	(4,887)	(2,259)
Non-cash impairment and restructuring charges	22,163	—	—
Other	327	124	154
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(15,602)	(15,127)	30,821
Other receivables	42	2,009	(2,725)
Inventories	6,250	(25,557)	(17,607)
Prepaid expenses and other current assets	6,948	(3,439)	(1,660)
Accounts payable	1,749	13,905	(15,226)
Accrued payroll and related expenses	776	3,539	667
Advances from customers	11,454	(10,052)	9,806
Accrued warranties	(779)	4,055	(615)
Deferred revenue	(2,968)	(20)	3,996
Other accrued expenses and current liabilities	(2,835)	(2,754)	957

Net cash provided by (used in) operating activities	(2,277)	(672)	44,500

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(15,257)	(12,117)	(10,852)
Proceeds from the sale of property and equipment	147	488	2,300
Acquisition of businesses—net of cash acquired	(23,107)	—	—
Purchase of investments and marketable securities	—	—	(407)
Buyback of subsidiary stock	(4,450)	(15,674)	—
Settlement of Spacelabs Healthcare purchase price dispute	15,000	—	—
Acquisition of intangible and other assets	(3,030)	(2,538)	(3,467)
Other	491	—	—

Net cash used in investing activities	(30,206)	(29,841)	(12,426)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) bank lines of credit	5,889	1,905	(14,411)
Proceeds from long-term debt	25,413	50,127	—
Payments on long-term debt	(4,501)	(25,140)	(5,692)
Net proceeds from (payments of) capital lease obligations	1,302	(1,138)	(899)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	7,657	7,216	3,605
Repurchase of common shares	—	—	(7,388)

Net cash provided by (used in) financing activities	35,760	32,970	(24,785)

Effect of exchange rate changes on cash	(1,096)	(205)	(349)

Net increase in cash and cash equivalents	2,181	2,252	6,940
Cash and cash equivalents—beginning of year	13,799	15,980	18,232

Cash and cash equivalents—end of year	$15,980	$18,232	$25,172

Supplemental disclosure of cash flow information:
Interest	3,991	4,411	3,001
Income taxes	3,443	3,229	6,801
Supplemental disclosure of non-cash investing activities:
Equipment purchased under capital lease obligations	2,493	350	—
Buyback of subsidiary stock with Common Stock	—	5,898	—

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED JUNE 30, 2009

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—OSI Systems, Inc., together with its subsidiaries (the “Company”), is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. The Company sells its products in diversified markets, including homeland security, healthcare, defense and aerospace.

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

Through its Optoelectronics and Manufacturing division, the Company designs, manufactures and markets optoelectronic devices and provides electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), telecommunications, office automation, computer peripherals and industrial automation. The Company sells optoelectronic devices primarily under the “OSI Optoelectronics” trade name and performs electronics manufacturing services primarily under the “OSI Electronics” trade name. This division provides products and services to original equipment manufacturers as well as to the Company’s own Security and Healthcare divisions. The Optoelectronics and Manufacturing division also designs toll and traffic management systems under the “OSI LaserScan” trade name and systems for measuring bone density under the “Osteometer” trade name.

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

Spacelabs Healthcare Public Offering and Repurchase—In October 2005, Spacelabs Healthcare, Inc., a subsidiary composed of the business operations of the Company’s Healthcare division, completed an initial public offering of approximately 20% of its total issued and outstanding common stock. The Spacelabs Healthcare shares traded under the ticker symbol “SLAB” on the AIM (formerly known as the Alternative Investment Market), a stock market administered by the London Stock Exchange. During fiscal years 2007 and 2008, the Company repurchased all of the publicly-traded shares of Spacelabs Healthcare, completing this repurchase in the second quarter of fiscal 2008. As a result, the Company owns 100% of the stock of Spacelabs Healthcare.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

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

Goodwill and Other Intangible Assets and Valuation of Long-Lived Assets—Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill is allocated to the Company’s segments based on the nature of the product line of the acquired entity. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is tested for impairment on an annual basis and earlier if there is an indicator of impairment. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. For purposes of SFAS 142, the Company has determined that it has three reporting units, consisting of the Security division, the Healthcare division and the Optoelectronics and Manufacturing division. The Company tests goodwill for impairment annually in its second fiscal quarter using a two-step process. First, the Company determines if the carrying amount of any of the reporting units within each of its divisions exceeds its fair value. It uses a discounted cash flows method to make this determination. If this method indicates a potential impairment of goodwill associated with any reporting unit, the Company then compares the implied fair value of the goodwill associated with the respective reporting unit to its carrying amount to determine if there is an impairment loss. There was no goodwill impairment for fiscal 2007, 2008 and 2009.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

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

During fiscal 2007, the Company recognized non-cash impairment charges totaling $21.5 million relating to software development costs, core technology, developed technology, customer relationships/backlog and fixed assets. Of the $21.5 million impairment charge, the Company recognized $21.3 million within the Security division and $0.2 million within the Optoelectronics and Manufacturing division. See Note 7 for additional information about these impairment charges. There were no such impairments in fiscal 2008 or 2009.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Pursuant to SFAS No. 157, “Fair Value Measurements” (SFAS 157), the Company has determined that all of its marketable securities fall into the “Level 1” category, which values assets at the quoted prices in active markets for identical assets; while the Company’s derivative instruments fall into the “Level 2” category, which values assets and liabilities from observable inputs other than quoted market prices. As of July 1, 2008, the fair value of such assets was $0.2 million, while at June 30, 2009, the fair value was $2.9 million. There were no assets or liabilities where “Level 3” valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

Derivative Instruments and Hedging Activity—The Company’s use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As of June 30, 2009, the Company had outstanding foreign currency forward contracts totaling $7.0 million to sell Taiwanese dollars in anticipation of the settlement in fiscal 2010 of sales denominated in Taiwanese dollars. In addition, to reduce the unpredictability of cash flows from interest payments related to variable, LIBOR-based debt, the Company had outstanding a three year interest rate swap agreement, whereby the Company essentially incurs interest expense based upon a fixed 1.69% rate index for a portion of its term loan. The interest rate swap matures in March 2012. Pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities (as amended)” (SFAS 133), each of these derivative contracts, as well other derivative contracts settled during the fiscal year ended June 30, 2009, are considered effective cash flow hedges in their entirety. As a result, the net gains or losses on such derivative contracts have been reported as a component of other comprehensive income in the Consolidated Financial Statements and are reclassified into net earnings when the hedged transactions settle.

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

Research and Development Costs—Research and development costs are those costs related to the development of a new product, process or service, or significant improvement to an existing product, process or service. Such costs are charged to operations as incurred. Grants for research and development are recorded as a reimbursement of costs as such grants are received.

Stock-Based Compensation—The Company accounts for stock-based compensation pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the modified-prospective-transition method. Under this method, stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period for all stock-based awards granted, modified or cancelled. See Employee Stock Plans at Note 9 to the Consolidated Financial Statements.

Restructuring Charges—The Company periodically consolidates processes and facilities of its subsidiaries. The Company records the associated charges as restructuring charges and calculates them in the Consolidated

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

Financial Statements in accordance with SFAS 144 and SFAS No. 146, “Accounting for Exit or Disposal Activities.” In fiscal 2007, 2008 and 2009, the Company consolidated manufacturing processes and facilities of certain businesses resulting in pre-tax restructuring charges of $4.5 million, $4.7 million and $7.1 million, respectively. See Note 7 for additional information about these restructuring charges.

Concentrations of Credit Risk—Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company restricts investments in cash equivalents to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s worldwide customer base. No individual customer accounted for more than 10% of accounts receivable as of June 30, 2008 or 2009 or revenues for the years ended June 30, 2007, 2008 or 2009. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. For cost, control and efficiency reasons, the Company at times purchases raw materials and subcomponents from a single vendor though it generally qualifies second sources for most of its raw materials and critical components or has identified alternative sources of supply.

Foreign Currency Translation—The Company transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income (AOCI) in the accompanying consolidated balance sheets. Transaction gains of approximately $0.4 million, $0.8 million and $0.4 million, were included in the consolidated statement of operations for fiscal 2007, 2008 and 2009, respectively.

Earnings per Share—Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended June 30 (in thousands, except earnings per share data):

	2007	2008	2009
Net income (loss)	$(18,758)	$13,860	$11,152
Effect of dilutive interest in subsidiary stock	(57)	—	—

Income (loss) available to common shareholders	$(18,815)	$13,860	$11,152

Weighted average shares outstanding—basic	16,844	17,428	17,518
Dilutive effect of stock options and warrants	—	307	78

Weighted average of shares outstanding—diluted	16,844	17,735	17,596

Basic earnings (loss) per share	$(1.11)	$0.80	$0.64

Diluted earnings (loss) per share	$(1.12)	$0.78	$0.63

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

As of June 30, 2007, 2008 and 2009, approximately 2.6 million, 0.4 million and 1.9 million, respectively, of potentially dilutive shares associated with stock options and stock warrants, collectively, were not included in diluted earnings per common share calculations because to do so would have been antidilutive.

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

Provision for Warranties (in thousands)
Balance on June 30, 2006	$7,224
Additions	3,798
Increase as a result of acquisitions	439
Reductions for warranty repair costs	(4,018)

Balance on June 30, 2007	7,443
Additions	7,709
Reductions for warranty repair costs	(3,555)

Balance on June 30, 2008	11,597
Additions	4,472
Reductions for warranty repair costs	(5,963)

Balance on June 30, 2009	$10,106

Subsequent Events—In fiscal 2009, the Company adopted SFAS No. 165, “Subsequent Events” (SFAS 165), which clarifies accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Pursuant to SFAS 165, the Company evaluated events and transactions occurring after the balance sheet date through August 27, 2009, which is the date that the financial statements are issued, and noted one event, as discussed below, that is subject to disclosure.

On July 28, 2009, the Company completed the acquisition of certain assets and the assumption of certain liabilities of RAD Electronics, Inc. The acquired operations design and manufacturer cable assemblies and printed circuit boards for original equipment manufacturers in the commercial electronics industry. The Company acquired accounts receivable, inventory, and fixed assets, as well as all of the patents, intellectual property and intangible assets used in the acquired operations, in exchange for (i) a cash payment due at the closing of the transaction of $3.2 million and (ii) additional consideration that may become due during the next four years depending on the performance of the acquired operations.

New Accounting Pronouncements—In September 2006, the FASB issued SFAS 157, which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

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

The partial adoption of SFAS 157 on July 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, did not have a material impact on the Company’s consolidated financial statements. The Company is in the process of analyzing the potential impact of SFAS 157 relating to its July 1, 2009 adoption of the remainder of the standard.

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

In June 2009, the FASB issued SFAS No. 168, “Statement of Financial Accounting Standards No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. This Statement identifies the sources of accounting principles and the

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As this Statement does not change accounting principles generally accepted in the United States, there should not be an impact on the Company’s consolidated financial statements upon the effective date of this Statement.

2.    BUSINESS COMBINATIONS

Del Mar Reynolds Acquisition—In July 2006, the Company’s Healthcare division completed the acquisition of the Del Mar Reynolds cardiology division of Ferraris Group PLC. This acquisition expanded the portfolio of products that the Company’s Healthcare division offers to the hospital market with the addition of cardiac monitoring systems.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

Spacelabs Acquisition—In March 2004, the Company completed the acquisition from Instrumentarium Corporation, a subsidiary of General Electric Company, of certain capital stock and assets constituting substantially all of the business operations of Spacelabs Medical. The acquisition price was approximately $47.9 million in cash (net of cash acquired), including acquisition costs. In March 2007, the Company settled a dispute regarding the purchase and received $15 million. The receipt of this amount was recorded as Other Income in the Consolidated Statement of Operations for fiscal 2007.

During each of fiscal 2007 and 2009, the Company completed an acquisition that was not material to the overall Consolidated Financial Statements and the results of the operations have been included in the accompanying Consolidated Financial Statements from the date of the acquisition.

3.    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	June 30,
	2008	2009
Trade receivables	$158,326	$116,140
Receivables related to long term contracts—unbilled costs and accrued profit on progress completed	758	1,209

Total	$159,084	$117,349
Less: allowance for doubtful accounts	(2,303)	(6,896)

Accounts receivable, net	$156,781	$110,453

The unbilled costs and accrued profit at June 30, 2009 are expected to be entirely billed and collected during fiscal 2010.

4.    INVENTORIES

Net inventory consisted of the following (in thousands):

	June 30,
	2008	2009
Raw materials	$70,339	$77,488
Work-in-process	35,326	24,648
Finished goods	39,142	48,627

Total	$144,807	$150,763

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	Estimated Useful Lives	June 30,
		2008	2009
Land	N/A	$6,246	$5,426
Buildings	5-20 years	8,233	8,927
Leasehold improvements	1-20 years	10,068	12,628
Equipment and tooling	3-10 years	51,280	48,659
Furniture and fixtures	3-13 years	5,243	4,802
Computer equipment	3-5 years	15,856	16,773
Computer software	3-10 years	11,500	11,032

Total		108,426	108,247
Less accumulated depreciation and amortization		(61,235)	(66,015)

Property and equipment, net		$47,191	$42,232

During fiscal 2007, 2008 and 2009, depreciation expense was approximately $13.6 million, $15.6 million and $15.9 million, respectively. Included in property and equipment are approximately $2.5 million and $1.6 million of assets under capital leases as of June 30, 2008 and 2009, respectively, net of accumulated depreciation.

6.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal 2008 and 2009 are as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated
Balance as of June 30, 2007	$16,985	$26,443	$6,858	$50,286
Goodwill acquired during the period	49	9,155	292	9,496
Foreign currency translation adjustment	658	(29)	(3)	626

Balance as of June 30, 2008	$17,692	$35,569	$7,147	$60,408
Goodwill adjusted during the period		929	226	1,155
Foreign currency translation adjustment	(580)	(762)	(26)	(1,368)

Balance as of June 30, 2009	$17,112	$35,736	$7,347	$60,195

Goodwill acquired during fiscal 2008 primarily resulted from the repurchase of all outstanding shares of Spacelabs Healthcare stock previously owned by minority shareholders (see Note 1), whereby a preliminary allocation of the purchase price in excess of the book value of the minority interest was recorded. During fiscal 2009, the Company completed its evaluation, resulting in the following purchase price allocation (in thousands):

Goodwill	$10,084
Developed technology	2,574
Customer relationships	1,453
Trademarks	2,297
Deferred taxes	(2,277)

Total excess purchase price	$14,131

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

Intangible assets subject to amortization consisted of the following (in thousands):

	Weighted Average Lives	June 30, 2008			June 30, 2009
		Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$6,265	$2,634	$3,631	$9,754	$3,198	$6,556
Patents	9 years	451	298	153	921	334	587
Core technology	10 years	2,684	911	1,773	2,224	977	1,247
Developed technology	13 years	17,276	5,430	11,846	17,360	7,169	10,191
Customer relationships/ backlog	7 years	9,582	3,697	5,885	9,456	4,876	4,580

Total amortizable assets		36,258	12,970	23,288	39,715	16,554	23,161
Non-amortizable assets:
Trademarks		11,207		11,207	9,290		9,290

Total intangible assets		$47,465	$12,970	$34,495	$49,005	$16,554	$32,451

Amortization expense for the fiscal 2007, 2008 and 2009 was $4.2 million, $3.7 million and $3.9 million, respectively. Future acquisitions could cause these amounts to increase. At June 30, 2009, estimated future amortization expense was as follows (in thousands):

2010	$3,825
2011	3,799
2012	3,798
2013	3,483
2014	2,319
2015 and thereafter	5,937

Total	$23,161

Software development costs for software products to be licensed to others, incurred before establishing technological feasibility, are charged to operations. Software development costs incurred after establishing technological feasibility and purchased software costs are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of sales, is the greater of: (i) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product. During fiscal 2007, 2008 and 2009, the Company capitalized software development costs in the amount of $0.4 million, $1.9 million and $3.4 million, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

7.    IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

During fiscal 2007, the Company conducted a global review of its operations. This review included assessments of the Company’s product lines and their economic viability, resulting in management’s decision to discontinue several products. As a result, identifiable intangible and fixed assets related to these products were tested for impairment and were deemed to be permanently impaired, whereby the Company recorded impairment charges of $21.5 million. Further, it was determined that the abandonment of certain product lines required that $10.3 million of inventory charges be recorded to reduce inventory levels to the lower of cost or market. Of the $21.5 million of impairment charges, $21.3 million was recorded within the Company’s Security division and $0.2 million was recorded within the Optoelectronics and Manufacturing division. Of the $10.3 million of inventory charges, $9.9 million was recorded within the Company’s Security division and $0.4 million was recorded within the Optoelectronics and Manufacturing division. Such inventory charges are reflected in cost of goods sold in the Consolidated Financial Statements. Asset impairments were calculated in accordance with SFAS 144 as discussed in Note 1.

The following table summarizes the impairment, restructuring and other charges (in thousands):

	Year Ended June 30,
	2007	2008	2009
Impairment of intangible assets:
Software development costs	$169	$—	$—
Core technology	5,874	—	—
Developed technology	14,462	—	—
Customer relationships/backlog	280	—	—
Impairment of fixed assets	757	—	—
Restructuring and other charges	4,529	4,688	7,123

Total impairment, restructuring and other charges	26,071	4,688	7,123

Inventory charges	10,301	—	—

Total charges	$36,372	$4,688	$7,123

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

In fiscal 2007, the Company initiated a series of restructuring activities which were intended to realign the Company’s global capacity and infrastructure with demand by its customers and thereby improve operational efficiencies. These activities included reducing excess workforce and capacity and consolidating and relocating certain manufacturing facilities. These activities resulted in restructuring charges of $4.5 million in 2007, $4.7 million in 2008 and $7.1 million in 2009. The following table analyzes the key components of these restructuring and other charges throughout fiscal 2007, 2008 and 2009:

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Consolidated
Accrued balance as of June 30, 2006	$—	$—	$—	$—	$—
Expensed during the year
Facility closure	1,837	82	193	—	2,112
Unamortized loan costs	—	410	—	212	622
Employee termination costs	121	1,304	370	—	1,795

Total expensed during year	1,958	1,796	563	212	4,529
Paid during the year	1,304	1,595	392	212	3,503

Accrued balance as of June 30, 2007	$654	$201	$171	$—	$1,026

Expensed during the year
Facility closure	890	1,145	78	—	2,113
Employee termination costs	1,413	813	349	—	2,575

Total expensed during year	2,303	1,958	427	—	4,688
Paid during the year	2,633	1,340	577	—	4,550

Accrued balance as of June 30, 2008	$324	$819	$21	$—	$1,164

Expensed during the year
Facility closure	577	1,502	166	—	2,245
Employee termination costs	673	1,829	76	300	2,878
Litigation	—	—	—	2,000	2,000

Total expensed during year	1,250	3,331	242	2,300	7,123
Paid during the year	876	4,072	64	140	5,152

Accrued balance as of June 30, 2009	$698	$78	$199	$2,160	$3,135

8.    LINE-OF-CREDIT BORROWINGS AND DEBT

The Company maintains a credit agreement with certain lenders allowing for initial borrowings of up to $124.5 million. The credit agreement consists of a $74.5 million, five-year, revolving credit facility (including a $45 million sub-limit for letters-of-credit) and a $50 million five-year term loan. Borrowings under the agreement bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (ii) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on the Company’s consolidated leverage ratio. As of June 30, 2009, the weighted-average interest rate under the credit agreement was 3.11%. The Company’s borrowings under the credit agreement are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type, including restrictions on the Company’s ability to pay cash dividends. As of June 30, 2009, $42.8 million was outstanding under the term loan, $4.0 million was outstanding under the revolving credit facility, and $20.5 million was outstanding under the letter-of-credit facility.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of June 30, 2009, $16.7 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of June 30, 2009, the total amount available under these credit facilities was $21.7 million, with a total cash borrowing sub-limit of $7.3 million.

In fiscal 2005, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of June 30, 2009, $3.5 million remained outstanding under this loan at an interest rate of 2.2% per annum.

Long-term debt consisted of the following at June 30 (in thousands):

	2008	2009
Five-year term loan due in 2013	$47,763	$42,763
Twenty-year term loan due in 2024	4,539	3,533
Capital leases	2,193	1,354
Other	1,189	710

	55,684	48,360
Less current portion of long-term debt	6,593	8,557

Long-term portion of debt	$49,091	$39,803

Fiscal year principal payments of long-term debt as of June 30, 2009 are as follows (in thousands):

2010	$8,577
2011	11,007
2012	7,798
2013	18,042
2014	273
2015 and thereafter	2,663

Total	$48,360

9.    STOCK-BASED COMPENSATION

As of June 30, 2009, the Company maintained one significant stock-based compensation plan – the 2006 Equity Participation Plan of OSI Systems (OSI Plan). The OSI Plan allows for the issuance of restricted stock and the granting of stock options. As of June 30, 2007, the Company had maintained three significant plans: (a) the OSI Plan, (b) the 2005 Equity Participation Plan of Spacelabs Healthcare (Spacelabs Plan) and (c) the 2006 Equity Participation Plan of Rapiscan Systems Holdings, Inc. (Rapiscan Plan). However, during fiscal 2008, the Company converted all of the options outstanding under the Spacelabs Plan and Rapiscan Plan into options under the OSI Plan. The methodology used for such conversions provided equivalent fair values under the OSI Plan. Therefore, no additional compensation expense was incurred by the Company as a result of these conversions.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

The Company recorded stock-based-compensation expense in accordance with SFAS No. 123(R) for the years ended June 30, 2007, 2008 and 2009 in the consolidated statement of operations as follows (in thousands):

	2007	2008	2009
Cost of goods sold	$306	$215	$291
Selling, general and administrative	4,639	4,331	4,527
Research and development	323	231	237

Stock based compensation expense before taxes	5,268	4,777	5,055
Related income tax benefit	1,389	1,504	1,819

Stock based compensation expense, net of estimated taxes	$3,879	$3,273	$3,236

As of June 30, 2009, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted amounted to $2.2 million for stock options and $4.3 million for restricted stock under the OSI Plan. The Company expects to recognize these costs over a weighted-average period of 1.7 years with respect to the options and 2.8 years for grants of restricted stock.

Employee Stock Purchase Plan—The Company has an employee stock purchase plan under which eligible employees may purchase a limited number of shares of Common Stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the three years ended June 30, 2007, 2008 and 2009, employees purchased 77,471, 65,908 and 75,594 shares, respectively. As of June 30, 2009, there were 1,432,433 shares of the Company’s Common Stock available for issuance under the plan.

OSI Plan

Stock Options—Under the OSI Plan, the Company is authorized to grant up to 5,350,000 shares of Common Stock in the form of incentive options, nonqualified options or restricted stock. Under the plan, the exercise price of nonqualified options may not be less than 85% of the fair market value of the Company’s Common Stock on the date of grant. The exercise price of incentive stock options may not be less than the fair market value of the Company’s Common Stock at the date of grant. The exercise price of incentive stock options granted to individuals who own more than 10% of the Company’s voting stock may not be less than 110% of the fair market value of the Company’s Common Stock on the date of grant.

Staff Accounting Bulletin No. 110 (SAB 110) provides the views of the Securities and Exchange Commission regarding valuation of stock-based payments pursuant to SFAS 123(R). With respect to volatility, SAB 110 clarifies that no single method of estimating volatility is proper under all circumstances and that to the extent a company can derive implied volatility based on the trading of its financial instruments on a public market, it may be appropriate to use both implied and historical volatility in its assumptions. The Company has certain financial instruments that are publicly traded from which the Company can derive the implied volatility. Therefore, the Company used implied and historical volatility for valuing its stock options. The Company believes that implied and historical volatility is a better indicator of expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

The Company determined the fair value of options issued during fiscal 2007, 2008 and 2009 as of the date of the grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2008	2009
Expected dividend	0%	0%	0%
Risk-free interest rate	4.9%	4.1%	1.8%
Expected volatility	42.3%	40.5%	41.5%
Expected life (in years)	4.0	4.1	4.3

The following summarizes stock option activity for fiscal years 2007, 2008 and 2009:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2006	1,778,678	17.93
Granted	149,500	18.28
Exercised	(411,157)	15.26
Expired or cancelled	(184,892)	19.08

Outstanding at June 30, 2007	1,332,129	18.63
Granted	279,000	20.95
Converted from Spacelabs Plan	456,226	19.69
Converted from Rapiscan Plan	622,309	17.06
Exercised	(340,642)	16.62
Expired or cancelled	(58,026)	21.20

Outstanding at June 30, 2008	2,290,996	18.93
Granted	332,500	14.32
Exercised	(163,680)	15.21
Expired or cancelled	(283,953)	19.51

Outstanding at June 30, 2009	2,175,863	17.69	3.6 years	$7,452

Exercisable at June 30, 2009	1,492,767	$18.17	2.1 years	$4,351

The per-share weighted-average grant-date fair value of stock options granted under the OSI Plan was $7.13, $7.74 and $5.16 for fiscal 2007, 2008 and 2009, respectively. The total intrinsic value of options exercised during fiscal 2009 was $0.6 million.

In fiscal 2008, the Company converted 5,900,385 options under the Spacelabs Plan into 456,226 options under the OSI Plan and converted 7,221,000 options under the Rapiscan Plan into 622,309 options under the OSI Plan. In both of these cases, no additional compensation expense was required to be recorded.

Restricted Stock Awards—Under the OSI Plan, the Company granted 202,700 and 227,626 restricted shares during fiscal 2008 and 2009, respectively. There were no restricted shares issued prior to fiscal 2008.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

A summary of restricted stock award activity for the periods indicated was as follows:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2007	—	$—
Granted	202,700	23.01
Vested	(14,982)	22.59
Forfeited	(250)	23.18

Nonvested at June 30, 2008	187,468	$23.04

Granted	227,626	13.56
Vested	(43,695)	23.35
Forfeited	(11,708)	20.97

Nonvested at June 30, 2009	359,691	$17.07

The per-share weighted average grant-date fair value of restricted stock granted under the OSI Plan was $23.01 and $13.56 for fiscal 2008 and 2009, respectively. The total fair value of shares vested during fiscal 2008 and 2009 was $0.3 million and $1.0 million, respectively.

As of June 30, 2009, there were 797,539 shares available for grant under the OSI Plan. Under the terms of the OSI Plan, no more than 581,632 of these shares may be granted in the form of restricted stock.

10.    INCOME TAXES

The following is a geographical breakdown of income (loss) before the provision (benefit) for income taxes (in thousands):

	2007	2008	2009
Pre-tax income (loss):
United States	$(40,781)	$665	$(4,751)
Foreign	10,319	13,806	21,342

Total	$(30,462)	$14,471	$16,591

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	2007	2008	2009
Current:
Federal	$(4,920)	$2,284	$3,922
State	(641)	(817)	493
Foreign	5,882	2,190	3,556

Total current provision	321	3,657	7,971
Tax effect of stock option benefits	844	171	(555)
Change in valuation allowance	(172)	(1,878)	(1,929)
Deferred	(13,869)	(1,371)	(94)

Total provision (benefit) for income taxes	$(12,876)	$579	$5,393

On July 1, 2007, the Company adopted FASB Interpretation (FIN) 48 “Accounting for Uncertainty in Income Taxes”. The cumulative effect of applying FIN 48 to the Company was recorded as a decrease of $3.3 million to retained earnings, an increase of $2.4 million to deferred tax asset and an increase of $6.2 million to deferred tax liability.

As of July 1, 2007, June 30, 2008 and June 30, 2009, the total amount of gross unrecognized tax benefits was $6.2 million, $6.5 million and $8.4 million, respectively. Of the $8.4 million, $6.2 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the year ended June 30, 2009, the Company had an increase of $1.1 million relating to new positions. The Company recognizes potential interest and penalties related to income tax matters in income tax expense. During 2007, the Company recognized interest and penalties of approximately $1.4 million. As of June 30, 2009, the Company has $2.2 million accrued for the payment of interest and penalties.

A summary of activity of unrecognized tax benefits for fiscal 2008 and 2009 was as follows (in thousands):

Balance as July 1, 2007	$6,152
Change in tax positions of current year	363

Balance at June 30, 2008	$6,515
Change in tax positions of current year	1,903

Balance at June 30, 2009	$8,418

. The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time. At June 30, 2009, undistributed earnings of the foreign subsidiaries amounted to approximately $70.4 million. It is not practical to determine the amount of income or withholding tax that would be payable upon the remittance of these earnings.

Included within the tax benefit for fiscal 2008 is a net tax benefit of $4.0 million as a result of discrete items impacting the tax provision, the largest of which was a $4.3 million tax benefit associated with the repurchase of the minority interest of Spacelabs Healthcare (see Note 1), which the Company completed during the second quarter of fiscal 2008.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

Deferred income tax assets (liabilities) consisted of the following (in thousands):

	June 30,
	2008	2009
Deferred income tax assets:
State income tax credit carryforwards	$1,432	$1,629
Net operating loss carryforwards	5,583	3,915
Revitalization zone deductions	834	879
Allowance for doubtful accounts	991	1,585
Inventory reserve	7,172	7,736
Inventory capitalization	4,348	3,615
Accrued liabilities	4,391	4,856
FIN 48 liability	2,435	2,435
Other assets	12,254	14,245

Total deferred income tax assets	39,440	40,895
Valuation allowance	(4,294)	(6,223)

Net deferred income tax assets	35,146	34,672

Deferred income tax liabilities:
Depreciation	(143)	(378)
State income taxes	(1,738)	(1,497)
Amortization of intangible assets	(10,391)	(8,695)
Other liabilities	(316)	(155)

Total deferred income tax liabilities	(12,588)	(10,725)

Net deferred tax asset	$22,558	$23,947

As of June 30, 2009, the Company had federal net operating loss carry forwards of approximately $4.5 million and state net operating loss carry forwards of $0.8 million. The Company’s federal net operating losses will begin to expire in the tax year ending June 30, 2018, and are subject to limitations on their utilization. In addition, the Company had state tax credit carry forwards, including research and development and revitalization zone credits, of approximately $2.5 million. The Company’s state tax credit carry forwards will begin to expire in the tax year ending June 30, 2011. As of June 30, 2009, the Company has federal tax credit carry forward of approximately $2.7 million which includes foreign tax and research and development tax credits.

The Company has established a valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting For Income Taxes.” The valuation allowance relates to the net operating loss of foreign subsidiaries, net operating loss subject to Separate Return Limitation Year rules, an unrealized capital loss related to a write-down of an equity investment and revitalization zone credits. During the year ended June 30, 2009, the Company recorded a $1.9 million increase to its valuation allowance, which primarily consists of $1.2 million increase related to federal and state tax credits, and $0.7 million increase related to foreign NOL. The Company reviews the adequacy of valuation allowances and releases the allowances when it is determined that it is more likely than not that the benefits will be realized.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	June 30,
	2007	2008	2009
Provision (benefit) for income taxes at federal statutory rate	(35.0)%	35.0%	35.0%
State income taxes and credits—net of federal benefit	(3.5)	2.2	1.2
Research and development tax credits	(1.7)	(2.0)	(2.8)
Foreign tax credits	—	(1.0)	(3.4)
Subpart F income	1.0	5.8	4.1
SFAS 123(R) stock options adjustment	(0.6)	1.4	0.8
Foreign income subject to tax at other than federal statutory rate	(7.8)	(25.8)	(18.2)
Nondeductible expenses	1.1	2.7	1.1
Other	2.2	0.7	(0.1)
Change in valuation allowance	2.0	12.3	2.6
Reversal of Spacelabs deferred tax liability	—	(29.6)	—
FIN 48 reserve	—	2.3	12.2

Effective income tax rate	(42.3)%	4.0%	32.5%

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

11.    COMMITMENTS AND CONTINGENCIES

The following is a summary of commitments as of June 30, 2009 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Total debt (excluding capital lease obligations)	51,005	11,933	18,094	18,315	2,663
Capital lease obligations	1,355	644	711	—	—
Operating leases	41,439	10,635	16,766	11,325	2,713
Defined benefit plan obligation	7,797	303	782	412	6,300

Operating Leases—The Company leases facilities and certain equipment under various operating lease agreements. Certain leases provide for periodic rent increases and may contain escalation clauses and renewal options. Rent expense totaled $11.6 million, $10.0 million and $9.6 million for fiscal years 2007, 2008 and 2009, respectively.

Commitments—Under the terms and conditions of the purchase agreements associated with the following acquisitions, the Company may be obligated to make additional payments.

In fiscal 2003, the Company purchased a minority equity interest in CXR Limited. In June 2004, the Company increased its equity interest to approximately 75% and in December 2004, the Company acquired the

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

remaining 25%. As compensation to the selling shareholders for this remaining interest, the Company agreed to make certain royalty payments during the 18 years following the acquisition of this remaining interest. Royalty payments are based on the license of, or sales of products containing, technology owned by CXR Limited. As of June 30, 2009, no royalty payments have been earned.

In fiscal 2004, the Company acquired Advanced Research & Applications Corp. During the seven years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of June 30, 2009, no contingent consideration has been earned.

In fiscal 2006, the Company acquired certain assets of InnerStep, B.S.E., Inc. During the seven years following the acquisition, contingent consideration is payable based on its profits before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of June 30, 2009, no contingent consideration has been earned.

In fiscal 2009, the Company acquired a company that offers services in connection with security inspection products. Contingent consideration is payable based on net receipts generated from new business during the three years following the acquisition, provided certain requirements are met. The contingent consideration is capped at $10.0 million. As of June 30, 2009, no contingent consideration has been earned.

Environmental Contingencies—The Company is subject to various environmental laws. The Company’s practice is to ensure that Phase I environmental site assessments are conducted for each of its properties in the United States at which the Company manufactures products in order to identify, as of the date of such report, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, the Company has conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

Legal Proceedings—In November 2002, L-3 Communications Corporation (L-3) brought suit against the Company seeking a declaratory judgment that L-3 had not breached its obligations to us concerning the acquisition of PerkinElmer’s Security Detection Systems Business. The Company asserted counterclaims for, among other things, fraud and breach of fiduciary duty. In December 2006, judgment was entered in the Company’s favor. However, on appeal the judgment was reversed in part and vacated in part. The Court of Appeals has remanded the case to the trial court, where it is currently pending for retrial. In conjunction with this vacated judgment, L-3 asserted that it is entitled to reimbursement by the Company of certain costs related to the original judgment. On April 27, 2009, L-3’s assertion was upheld by the court requiring the Company to reimburse L-3 for such costs of approximately $2 million. As such, a provision for this amount has been made in the Consolidated Financial Statements as impairment, restructuring and other charges.

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

12.    SHAREHOLDERS’ EQUITY

Stock Repurchase Program

The Company’s Board of Directors has authorized a Common Stock repurchase program. During fiscal 2009, the Company repurchased 619,768 shares under this program. No shares were repurchased under this program in fiscal 2007 and 2008. At June 30, 2009, 711,205 shares were available for repurchase under the stock repurchase program. There is no timeframe to complete the repurchase program. Upon repurchase, shares are restored to the status of authorized but unissued shares in the accompanying Consolidated Financial Statements.

Warrants

In October 2002, the Company issued and sold an aggregate of 1,250,000 shares of Common Stock in a private placement to institutional investors and received net proceeds of $20.5 million. As part of the transaction, the Company issued warrants to purchase 281,250 additional shares of the Company’s Common Stock at an exercise price of $21.22 per share exercisable at any time, in full or part, expiring on October 21, 2009.

In June 2004, the Company issued and sold an aggregate of 1,500,000 shares of Common Stock in a private placement to institutional investors and received net proceeds of $31 million. As part of the transaction, the Company issued warrants to purchase 337,500 additional shares of the Company’s Common Stock at an exercise price of $27.73 per share exercisable at any time, in full or part, expiring on June 1, 2011.

The following summarizes the warrants outstanding as of June 30, 2009:

Exercise Prices	Warrants Outstanding	Remaining Contractual Life (Years)
$21.22	281,250	0.31
$27.73	337,500	1.92

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

13.    Related-Party Transactions

In 1994, the Company, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company owns a 36% interest in the joint venture, the Company’s Chairman and Chief Executive Officer owns a 10.5% interest, and the Company’s Executive Vice President and President of the Company’s Security division owns a 4.5% ownership interest. The Company’s initial investment was approximately $0.1 million. For the years ended June 30, 2007, 2008 and 2009, the Company’s equity earnings in the joint venture were approximately to $0.3 million, $0.4 million and $0.5 million, respectively. The Company, its Chairman and Chief Executive Officer and the Company’s Executive Vice President and President of the Company’s Security division collectively control less than 50% of the board of directors voting power in the joint venture. As a result, the Company accounts for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of the Company’s subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for fiscal 2007, 2008, and 2009 were approximately $0.5 million, $1.6 million and $4.4 million, respectively. Receivables from the joint venture were $1.1 million and $2.7 million as of June 30, 2008 and 2009, respectively.

The Company has contracted with entities owned by members of its Board of Directors and/or their families to provide messenger service, auto rental and printing services. Such expenses for 2007, 2008 and 2009 were approximately $50,000, $54,000 and $54,000 for messenger services and auto rental and $50,000, $42,000 and $45,000 for printing services, respectively.

14.    Employee Benefit Plans

Employee Retirement Savings Plans

The Company has various qualified employee retirement savings plans. Participants can contribute certain amounts to the plans and the Company matches a certain portion of employee contributions. The Company contributed approximately $1.6 million, $2.3 million and $2.8 million to the plans for the fiscal years ended June 30, 2007, 2008 and 2009, respectively.

Deferred Compensation Plan

In May 2008, the Company adopted a deferred compensation plan, which met the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that selected employees are eligible to defer up to 80% of their salaries and up to 100% of their bonuses. The Company may also make employer contributions to participant accounts in certain circumstances. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings are subject to a vesting schedule dependent upon years of service to the Company and, also, vest completely upon the participant’s disability, death or a change of control. The Company made no employer contributions to the plan during fiscal year 2008 and made contributions of $0.6 million during fiscal year 2009, respectively. As of June 30, 2009, the Company held assets of $1.6 million and liabilities of $1.7 million. Assets related to this plan are included in Other Assets and liabilities related to this plan are included in Other Long Term Liabilities on the balance sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

Employee Pension Plans

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

SFAS 158 was required to be adopted on a prospective basis. The adoption of SFAS 158 was recorded as an adjustment to assets and liabilities to reflect the plans’ funded status (rather than a prepaid asset or accrued liability), with a corresponding decrease in AOCI, which is a component of shareholders’ equity. The net-of-tax decrease in AOCI at June 30, 2007, relating to the adoption of SFAS 158, was $1.6 million. The impact of adoption of SFAS 158 on individual line items in the Company’s consolidated balance sheet at June 30, 2007 (including related deferred tax balances) was a decrease in the short-term deferred income tax asset of $0.2 million and an increase in other long-term liabilities of $1.8 million. The net total after-tax decrease in AOCI in fiscal 2007 relating to defined benefit pension plans was $0.9 million.

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

During fiscal 2009, the Company recognized curtailment gains of $0.3 million due to headcount reductions in foreign locations related to participants in defined benefit plans.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for fiscal years 2008 and 2009, and a statement of the funded status as of June 30, 2008 and 2009 (in thousands):

	2008	2009
Change in Benefit Obligation
Benefit obligation at beginning of year	$8,489	$8,977
True-up of benefit obligations of foreign subsidiaries	806	—
Translation adjustment	669	(1,939)
Service costs	263	2,093
Interest costs	495	537
Curtailment	—	(333)
Plan participants’ contributions	—	(88)
Actuarial (loss) gain	(1,588)	(1,198)
Actuarial loss from settlement	(19)	—
Benefits paid	(138)	(52)

Benefit obligation at end of year	8,977	7,997

Change in Plan Assets

Fair value of plan assets at beginning of year	5,350	5,829
Translation adjustment	341	(1,108)
Actual return on plan assets	(273)	(814)
Company contributions	545	528
Plan participants’ contributions	(12)	—
Benefits paid	(122)	(119)

Fair value of plan assets at end of year	5,829	4,316

Funded status	(3,148)	(3,681)
Unrecognized net actuarial loss	1,124	—

Net amount recognized	$(2,024)	$(3,681)

Amount recognized in balance sheets consist of:
Accumulated other comprehensive income	$(1,733)	$2,728
Accrued pension liability	829	953

Net amount recognized	$(904)	$3,681

The following table provides the net periodic benefit costs for each of the fiscal years ended June 30, (in thousands):

	2007	2008	2009
Net Periodic Benefit Costs
Service costs	$350	$259	$297
Interest costs	425	486	537
Expected return on plan assets	(325)	(220)	(300)
Amortization of prior service costs	91	—	148
Recognized actuarial loss/(gain)	90	90	(135)
Curtailment	—	—	(333)

Net periodic benefit cost	$631	$615	$214

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

Plan Assumptions

	2008	2009
Weighted average assumptions at year-end:
Discount rate	5.9%	6.0%
Expected return on plan assets	6.3%	6.6%
Rate of compensation increase	2.9%	0.5%

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

Plan Assets and Investment Policy

	Fiscal year ended June 30, 2008		Fiscal year ended June 30, 2009
	Proportion of Fair Value	Expected Rate of Return	Proportion of Fair Value	Expected Rate of Return
Equity securities	43%	7%	71%	7%
Debt securities	38%	6%	26%	6%
Other	19%	5%	3%	5%

Combined	100%	6.3%	100%	6.6%

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

Projected Benefit Payments

The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2009 (in thousands):

Pension Benefits
July 1, 2009 to June 30, 2010	303
July 1, 2010 to June 30, 2011	520
July 1, 2011 to June 30, 2012	261
July 1, 2012 to June 30, 2013	138
July 1, 2013 to June 30, 2014	274
July 1, 2014 to June 30, 2019	2,558

Company Contribution

Currently, the Company’s weighted average contribution rate is 3% of pensionable salaries. If the Company contributions continue at the current rate, the estimated total Company contributions for fiscal 2010 will be approximately $0.5 million.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

The following tables present the operations and identifiable assets by industry segment (in thousands):

	2007
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$186,575	$233,178	$112,531	$—	$—	$532,284
Revenue between product segments	—	—	37,976	—	(37,976)	—

Total revenues	$186,575	$233,178	$150,507	$—	$(37,976)	$532,284

Income (loss) from operations	$(29,400)	$(4,712)	$9,612	$(16,987)	$(672)	$(42,159)

Segment assets	$170,881	$172,340	$87,483	$23,738	$(2,959)	$451,483

Capital expenditures	$3,486	$5,839	$4,470	$1,462	$—	$15,257

Depreciation	$4,323	$4,936	$3,973	$392	$—	$13,624

	2008
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$225,836	$256,695	$140,557	$—	$—	$623,088
Revenue between product segments	—	—	47,067	—	(47,067)	—

Total revenues	$225,836	$256,695	$187,624	$—	$(47,067)	$623,088

Income (loss) from operations	$5,365	$12,918	$13,114	$(12,258)	$(199)	$18,940

Segments assets	$199,884	$172,038	$95,615	$43,313	$(3,209)	$507,641

Capital expenditures	$3,939	$5,080	$2,149	$949	$—	$12,117

Depreciation	$5,626	$6,196	$3,277	$527	$—	$15,626

	2009
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$240,919	$214,260	$135,182	$—	$—	$590,361
Revenue between product segments			45,941	—	(45,941)	—

Total revenues	$240,919	$214,260	$181,123	$—	(45,941)	$590,361

Income (loss) from operations	$14,324	$5,106	$14,501	$(13,844)	$(560)	$19,527

Segments assets	$191,164	$155,366	$84,434	$47,633	$(3,769)	$474,828

Capital expenditures	$2,322	$2,890	$4,293	$1,347	$—	$10,852

Depreciation	$5,004	$5,418	$2,991	$515	$—	$13,928

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2009

The following tables present the revenues and identifiable assets by geographical area (in thousands):

	2007
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$333,902	$152,565	$45,817	$—	$532,284
Revenue between product segments	20,814	—	17,162	(37,976)	—

Total revenue	$354,716	$152,565	$62,979	$(37,976)	$532,284

Long-lived assets	$94,160	$29,958	$6,797		$130,915

	2008
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$387,655	$178,281	$57,152	$—	$623,088
Revenue between product segments	27,251	—	19,816	(47,067)	—

Total revenue	$414,906	$178,281	$76,968	$(47,067)	$623,088

Long-lived assets	$109,478	$29,675	$8,788		$147,941

	2009
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$397,371	$135,173	$57,817	$—	$590,361
Revenue between product segments	27,530	—	18,411	(45,941)	—

Total revenue	$424,901	$135,173	$76,228	$(45,941)	$590,361

Long-lived assets	$108,801	$27,520	$11,442		$147,763

*    *    *    *    *    *

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
Description	Balance at Beginning of period	Charged to costs and expenses	Charged in other accounts	Deductions- Write-offs	Balance at end of period
Balance for doubtful accounts:
Year ended June 30, 2007	$2,996	$1,861	$—	$2,855	$2,002

Year ended June 30, 2008	$2,002	$1,364	$—	$1,063	$2,303

Year ended June 30, 2009	$2,303	$5,740	$—	$1,147	$6,896

Balance for warranty reserve:
Year ended June 30, 2007	$7,224	$3,798	$439	$4,018	$7,443

Year ended June 30, 2008	$7,443	$7,709	$—	$3,555	$11,597

Year ended June 30, 2009	$11,597	$4,472	$—	$5,963	$10,106

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC. (Registrant)

Date: August 27, 2009	By:	/s/ ALAN EDRICK
Alan Edrick, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 27, 2009

/s/ ALAN EDRICK Alan Edrick	Chief Financial Officer (Principal Financial and Accounting Officer)	August 27, 2009

/s/ AJAY MEHRA Ajay Mehra	Executive Vice President, President of Rapiscan Systems and Director	August 27, 2009

/s/ LESLIE E. BIDER Leslie E. Bider	Director	August 27, 2009

/s/ STEVEN C. GOOD Steven C. Good	Director	August 27, 2009

/s/ MEYER LUSKIN Meyer Luskin	Director	August 27, 2009

/s/ CHAND R. VISWANATHAN Chand R. Viswanathan	Director	August 27, 2009

II-1

INDEX TO EXHIBITS

No.		EXHIBIT DESCRIPTION
3.1		Amended and Restated Articles of Incorporation of OSI Systems, Inc. (1)

3.2		Certificate of Amendment to Amended and Restated Articles of Incorporation (2)

3.3		Amended and Restated Bylaws of OSI Systems, Inc. (1)

4.1		Specimen Common Stock Certificate (3)

4.2		Rights Agreement dated July 31, 2000, between U.S. Stock Transfer Corporation and OSI Systems, Inc. (4)

4.3		Amendment No. 1, dated December 21, 2004, to Rights Agreement dated as of July 31, 2000, between U.S. Stock Transfer Corporation and OSI Systems, Inc. (5)

4.4		Amendment No. 2, dated January 30, 2009, between OSI Systems, Inc. and StockTrans, Inc., to Rights Agreement dated as of July 31, 2000, between U.S. Stock Transfer Corporation and OSI Systems, Inc. (6)

10.1		Employment Agreement dated September 1, 2000, between Ajay Mehra and OSI Systems, Inc. (7)

10.2		Amended and Restated Employment Agreement dated July 18, 2005, between Deepak Chopra and OSI Systems, Inc. (8)

10.3		Lease (A) dated June 24, 2002, between S/I Sammamish I, LLC and Spacelabs Medical, Inc. (9)

10.4		Lease (B) dated June 24, 2002, between S/I Sammamish I, LLC and Spacelabs Medical, Inc. (9)

10.5		First Amendment to Lease (A) dated October 12, 2004, between S/I Sammamish I, LLC and OSI Systems, Inc. (10)

10.6		First Amendment to Lease (B) dated October 12, 2004, between S/I Sammamish I, LLC and OSI Systems, Inc. (10)

10.7		Credit Agreement dated July 27, 2007, between Wachovia Bank, N.A. and OSI Systems, Inc. (11)

10.8		Amended and Restated 2006 Equity Participation Plan of OSI Systems, Inc. (12)

10.9		Deferred Compensation Plan of OSI Systems, Inc. (13)

10.10		First Amendment to Credit Agreement dated June 17, 2008, between Wachovia Bank, N.A. and OSI Systems, Inc. (14)

10.11		Employment Agreement dated September 22, 2008 between Alan Edrick and OSI Systems, Inc. (15)

10.12		Employment Agreement dated September 22, 2008 between Victor Sze and OSI Systems, Inc. (15)

10.13		OSI Systems, Inc. Nonqualified Defined Benefit Plan (16)

10.14		Form of Indemnification Agreement for Directors and Executive Officers of OSI Systems, Inc. (17)

10.15		OSI Systems, Inc. 2008 Employee Stock Purchase Plan (18)

10.16		Second Amendment to Credit Agreement dated November 13, 2008, between Wachovia Bank, N.A. and OSI Systems, Inc. (19)

14.1		Code of Ethics and Conduct (10)

21.1	*	Subsidiaries of the Company

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification Pursuant to Section 302

No.		EXHIBIT DESCRIPTION
31.2	*	Certification Pursuant to Section 302

32.1	*	Certification Pursuant to Section 906

32.2	*	Certification Pursuant to Section 906

*	Filed herewith
(1)	Previously filed with our Registration Statement on Form S-1 filed June 13, 1997.
(2)	Previously filed with our Current Report on Form 8-K filed November 12, 2004.
(3)	Previously filed with Amendment No. 2 to our Registration Statement on Form S-1 filed August 15, 1997.
(4)	Previously filed with our Form 8-A on August 1, 2000.
(5)	Previously filed with our Current Report on Form 8-K filed December 23, 2004.
(6)	Previously filed with our Current Report on Form 8-K filed February 4, 2009.
(7)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
(8)	Previously filed with our Current Report on Form 8-K filed July 20, 2005.
(9)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
(10)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
(11)	Previously filed with our Current Report on Form 8-K filed July 30, 2007.
(12)	Previously filed with our Current Report on Form 8-K filed December 7, 2007.
(13)	Previously filed with our Current Report on Form 8-K filed June 16, 2008.
(14)	Previously filed with our Current Report on Form 8-K filed June 18, 2008.
(15)	Previously filed with our Current Report on Form 8-K filed September 23, 2008.
(16)	Previously filed with our Current Report on Form 8-K filed October 10, 2008.
(17)	Previously filed with our Current Report on Form 8-K filed October 23, 2008.
(18)	Previously filed with our Proxy Statement on Schedule 14A filed October 14, 2008.
(19)	Previously filed with our Quarterly Report on Form 10-Q filed January 29, 2009.