Form 10-K/A
period 2009-06-30
OSI SYSTEMS INC
filed 2009-10-28
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s Common Stock as of October 26, 2009 was 17,551,524.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

OSI Systems, Inc., a California corporation (the “Company”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A for the fiscal year ended June 30, 2009, in order to amend and restate Part III, Items 10 through 14 of the report on Form 10-K that it originally filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2009.

This Form 10-K/A has been prepared and filed in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year covered by the report. The Company’s definitive proxy statement will not be filed by such date and therefore it is filing this Form 10-K/A to provide the incorporated information within the required time period.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the original Form 10-K that is amended by this Form 10-K/A is restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31.1 and 32.1 by the Company’s Chief Executive Officer and Exhibits 31.2 and 32.2 by its Chief Financial Officer.

The original Form 10-K is therefore amended to (i) delete the reference on the cover of the original Form 10-K to the incorporation by reference of a definitive proxy statement into Part III of such Form 10-K and (ii) revise Part III, Items 10 through 14 of the Company’s original Form 10-K to include information previously omitted from the original Form 10-K. In addition, pursuant to the rules of the SEC, the Company is including with this Form 10-K/A certain currently-dated certifications.

Except as described above, no other changes have been made to the original Form 10-K. The original Form 10-K continues to speak as of August 28, 2009, the date the Company filed the original Form 10-K with the SEC, and other than as expressly indicated in this Form 10-K/A, the Company has not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to August 28, 2009. Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K and the Company’s other reports filed thereafter.

FORWARD LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable, but those expectations may not prove to be correct. Important factors that could cause the Company’s actual results to differ materially from those expectations are disclosed in this report and other documents previously filed or hereafter filed by the Company from time to time with the SEC. Such factors, of course, do not include all factors that might affect the Company’s business and financial condition. Although the management of the Company believes that the assumptions upon which the forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this statement. The Company undertakes no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names, ages, positions, and length of service of each of the Company’s directors as of June 30, 2009:

Name	Age	Position	Director Since
Deepak Chopra	58	Chairman of the Board of Directors, Chief Executive Officer and President	1987
Ajay Mehra	47	Director, Executive Vice President, and President of Security division	1996
Steven C. Good (1)(2)(3)(4)	67	Director	1987
Meyer Luskin (1)(2)(3)(4)	83	Director	1990
Chand R. Viswanathan	80	Director	2001
Leslie E. Bider (1)(3)	59	Director	2006

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating and Governance Committee
(4)	Member of Executive Committee

Business Experience of Directors

Deepak Chopra is President and Chief Executive Officer of the Company. He also serves as Chairman of the Board of Directors. Mr. Chopra is the founder of the Company and has served as President, Chief Executive Officer and a Director since the Company’s inception in May 1987. He has served as the Company’s Chairman of the Board of Directors since February 1992. Mr. Chopra also serves as the President and Chief Executive Officer of several of the Company’s major subsidiaries. From 1976 to 1979 and from 1980 to 1987, Mr. Chopra held various positions with ILC, a publicly-held manufacturer of lighting products, including serving as Chairman of the Board of Directors, Chief Executive Officer, President and Chief Operating Officer of its United Detector Technology division. In 1990, the Company acquired certain assets of ILC’s United Detector Technology division. Mr. Chopra has also held various positions with Intel Corporation, TRW Semiconductors and RCA Semiconductors. Mr. Chopra holds a Bachelor of Science degree in Electronics and a Master of Science degree in Semiconductor Electronics.

Ajay Mehra is Executive Vice President of the Company and President of the Company’s Security division. Mr. Mehra is also a member of the Company’s Board of Directors. Mr. Mehra joined the Company as Controller in 1989 and served as Vice President and Chief Financial Officer from November 1992 until November 2002, when he was named the Company’s Executive Vice President. Mr. Mehra became a Director in March 1996. Prior to joining the Company, Mr. Mehra held various financial positions with Thermador/Waste King, a household appliance company, Presto Food Products, Inc. and United Detector Technology. Mr. Mehra holds a Bachelor of Arts degree from the School of Business of the University of Massachusetts, Amherst and a Master of Business Administration degree from Pepperdine University.

Steven C. Good has served as a Director of the Company since September 1987. He is a Senior Partner in the accounting firm of Good, Swartz, Brown & Berns, a division of JH Cohn LLP. He founded Good, Swartz, Brown & Berns in 1976, and has been active in consulting and advisory services for businesses in various sectors, including the manufacturing, garment, medical services and real estate development industries. Mr. Good founded California United Bancorp and served as its Chairman through 1993. From 1997 until the company was sold in 2006, Mr. Good served as a Director of Arden Realty Group, Inc., a publicly-held Real Estate Investment Trust listed on the New York Stock Exchange. Mr. Good currently serves as a Director of Kayne Anderson MLP Investment Company and Kayne Anderson Energy Total Return Fund, Inc., each of which is listed on the New York Stock Exchange. He also formerly served as a Director of California Pizza Kitchen, Inc. from 2005 to 2008, Youbet.com from 2006 to 2008, and the Walking Company Holdings, Inc. from 1997 to 2009. Mr. Good holds a Bachelor of Science degree in Business Administration from the University of California, Los Angeles and attended its Graduate School of Business.

Meyer Luskin has served as a Director of the Company since February 1990. Since 1958, Mr. Luskin has served as a Director of Scope Industries, which is engaged principally in the business of recycling and processing food waste products into animal feed and has also served as its President, Chief Executive Officer and Chairman since 1961. Mr. Luskin currently also serves as a Director of Myricom, Inc., a computer and network infrastructure company, and as a Director of the Board of Advisors of the Santa Monica—UCLA Medical Center and Orthopedic Hospital. Mr. Luskin also serves as a trustee of the Orthopedic Hospital. Mr. Luskin holds a Bachelor of Arts degree from the University of California, Los Angeles and a Masters in Business Administration from Stanford University.

Chand R. Viswanathan has served as a Director of the Company since June 2001. Dr. Viswanathan has been a Professor of Electrical Engineering on the faculty of the University of California, Los Angeles since 1974 and a member of the faculty of that department since 1962. He is currently a Distinguished Professor Emeritus in the department and served as the Chair of the department from 1979 to 1985. During his tenure at University of California, Los Angeles, Dr. Viswanathan also served in various additional capacities, including Chair of the Academic Senate of the University of California, Los Angeles and Vice-Chair and later Chair of the University of California-wide Academic Senate. As Chair of the Academic Senate, he was also a member of the University of California Board of Regents as a faculty representative.

Leslie E. Bider has served as a Director of the Company since September 2006. Mr. Bider is currently Chief Executive Officer of Pinnacle Care, Inc. a Health Advisory Company. Between 2007 and 2008, Mr. Bider served as Chief Strategist of ITU Ventures, a venture capital firm, and between 1987 and 2005, Mr. Bider served as Chairman and Chief Executive Officer of Warner Chappell Music, Inc. Prior to that, Mr. Bider was Chief Financial Officer and Chief Operating Officer of Warner Bros. Music. Mr. Bider currently serves on the board of directors of Douglas Emmett, Inc., a real estate investment trust that trades on the New York Stock Exchange and California Pizza Kitchens, Inc., which trades on the NASDAQ. He also serves on the board of directors of several charitable and educational institutions. He holds a Bachelors of Science degree in Accounting from the University of Southern California and a Masters degree from the Wharton School at the University of Pennsylvania.

Executive Officers

The following table sets forth the names, ages and positions of each of the Company’s executive officers (the “Named Executive Officers”) as of June 30, 2009:

Name	Age	Position
Deepak Chopra	58	Chairman of the Board of Directors, Chief Executive Officer and President
Ajay Mehra	47	Director, Executive Vice President, and President of Security division
Alan Edrick	41	Executive Vice President and Chief Financial Officer
Victor Sze	41	Executive Vice President and General Counsel
Manoocher Mansouri	53	President of Optoelectronics and Manufacturing division

Business Experience of Executive Officers

Deepak Chopra is President and Chief Executive Officer of the Company. He also serves as Chairman of the Board of Directors. Mr. Chopra is the founder of the Company and has served as President, Chief Executive Officer and a Director since the Company’s inception in May 1987. He has served as the Company’s Chairman of the Board of Directors since February 1992. Mr. Chopra also serves as the President and Chief Executive Officer of several of the Company’s major subsidiaries. From 1976 to 1979 and from 1980 to 1987, Mr. Chopra held various positions with ILC, a publicly-held manufacturer of lighting products, including serving as Chairman of the Board of Directors, Chief Executive Officer, President and Chief Operating Officer of its United Detector Technology division. In 1990, the Company acquired certain assets of ILC’s United Detector Technology division. Mr. Chopra has also held various positions with Intel Corporation, TRW Semiconductors and RCA Semiconductors. Mr. Chopra holds a Bachelor of Science degree in Electronics and a Master of Science degree in Semiconductor Electronics

Alan Edrick is Executive Vice President and Chief Financial Officer of the Company. Mr. Edrick joined the Company as Executive Vice President and Chief Financial Officer in September 2006. Mr. Edrick has more than 20 years of financial management and public accounting experience, including mergers and acquisitions, financial planning and analysis and regulatory compliance. Between 2004 and 2006, he served as Executive Vice President and Chief Financial Officer of BioSource International, Inc., a biotechnology company, until its sale to Invitrogen Corporation. Between 1998 and 2004, Mr. Edrick served as Senior Vice President and Chief Financial Officer of North American Scientific, Inc., a medical device and specialty pharmaceutical company. Between 1989 and 1998, Mr. Edrick was employed by Price Waterhouse LLP in various positions including Senior Manager, Capital Markets. Mr. Edrick received his Bachelor of Arts degree from the University of California, Los Angeles and a Master of Business Administration degree from the Anderson School at the University of California, Los Angeles.

Ajay Mehra is Executive Vice President of the Company and President of the Company’s Security division. Mr. Mehra is also a member of the Company’s Board of Directors. Mr. Mehra joined the Company as Controller in 1989 and served as Vice President and Chief Financial Officer from November 1992 until November 2002, when he was named the Company’s Executive Vice President. Mr. Mehra became a Director in March 1996. Prior to joining the Company, Mr. Mehra held various financial positions with Thermador/Waste King, a household appliance company, Presto Food Products, Inc. and United Detector Technology. Mr. Mehra holds a Bachelor of Arts degree from the School of Business of the University of Massachusetts, Amherst and a Master of Business Administration degree from Pepperdine University.

Victor S. Sze is Executive Vice President and General Counsel of the Company. Mr. Sze joined the Company as Vice President of Corporate Affairs and General Counsel in March 2002. In November 2002, Mr. Sze was appointed Secretary of the Company. In September 2004, Mr. Sze was appointed Executive Vice President. From 1999 through November 2001, Mr. Sze served as in-house counsel to Interplay Entertainment Corp., a developer and worldwide publisher of interactive entertainment software, holding the title of Director of Corporate Affairs. Prior to joining Interplay Entertainment Corp., Mr. Sze practiced law with the firm of Wolf, Rifkin & Shapiro in Los Angeles. Mr. Sze holds a Bachelor or Arts degree in economics from the University of California, Los Angeles and a juris doctorate from Loyola Law School.

Manoocher Mansouri is President of the Company’s Optoelectronics and Manufacturing division. Mr. Mansouri joined the Company in 1982 and was named President of its Optoelectronics and Manufacturing division in June 2006. Mr. Mansouri has over 25 years of experience in the optoelectronics industry. Mr. Mansouri has served as President of the Company’s OSI Optoelectronics, Inc. subsidiary since May 2000. Mr. Mansouri holds a Bachelor of Science degree in electrical engineering from the University of California, Los Angeles as well as an Executive Program in management certificate from the Anderson School at the University of California, Los Angeles.

Relationships Among Directors or Executive Officers

There are no arrangements or understandings known to the Company between any of the directors or nominees for director of the Company and any other person pursuant to which any such person was or is to be elected a director.

Ajay Mehra is the first cousin of Deepak Chopra. Other than this relationship, there are no family relationships among the directors or Named Executive Officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the executive officers and directors and persons who beneficially own more than 10% of a class of securities registered under Section 12(b) the Exchange Act to file initial reports of ownership and reports of changes in ownership with the SEC. Such officers, directors and stockholders are required by SEC regulations to furnish the Company with copies of all such reports that they file. None of the Company’s directors or executive officers owns more than 10% of the Company’s securities. Based solely upon the Company’s review of such forms furnished to the Company during the fiscal year ended June 30, 2009, and written representations from certain reporting persons, the Company believes that its executive officers and directors have complied with the requirements imposed on them by Section 16(a) of the Exchange Act except that during the year ended June 30, 2009, Mr. Good untimely filed one Form 4 report, Messrs. Edrick, Mehra and Sze each untimely filed two Form 4 reports, and Messrs. Chopra and Mansouri each untimely filed three Form 4 reports.

Code of Ethics

The Company has adopted a Code of Ethics and Conduct, which code applies to all of its directors, officers and employees. A copy of the Code of Ethics and Conduct is attached as an exhibit to the Company’s 2005 Annual Report on Form 10-K filed with the SEC. A copy of the Code of Ethics and Conduct may also be obtained, without charge, under the Investor Relations section of the Company’s website—http://www.osi-systems.com—or by written request addressed to the following address: c/o Secretary, OSI Systems, Inc., 12525 Chadron Avenue, Hawthorne, CA 90250.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee makes recommendations for selection of the Company’s independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and any non-audit fees, and reviews the financial statements of the Company and the adequacy of the Company’s internal accounting controls and financial management practices. All members of the Audit Committee are independent, as independence for audit committee members is defined in the listing standards applicable to the Company.

The Audit Committee currently consists of Messrs. Good, Luskin and Bider. The Board of Directors has determined that, based upon his work experience, Mr. Good qualifies as an “Audit Committee Financial Expert” as this term has been defined under the rules and regulations of the SEC. To date, no determination has been made as to whether the other members of the Audit Committee also qualify as Audit Committee Financial Experts.

There were four meetings of the Audit Committee during the fiscal year ended June 30, 2009. The charter of the Audit Committee is available under the Investor Relations section of the Company’s website—http://www.osi-systems.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

This Compensation Discussion and Analysis describes the Company’s compensation philosophy, objectives, and processes, including the methodology for determining executive compensation for the Named Executive Officers.

Overview of Compensation Philosophy and Guiding Principles

The Company recognizes and values the critical role that executive leadership plays in its performance. The Company’s executive compensation philosophy is intended to ensure that executive compensation is aligned with its business strategy, objectives and stockholder interests, and is designed to attract, motivate and retain highly qualified executives. Executive compensation elements generally consist of a base salary, an annual cash bonus, long-term equity compensation and certain benefits and perquisites more fully described below.

Role of the Compensation Committee

The Company’s Board of Directors appoints members to the Compensation Committee to assist in recommending and reviewing executive compensation for the Named Executive Officers. The Compensation Committee reviews and approves salaries, annual bonuses, long-term incentive compensation, benefits, and other compensation in order to ensure that the Company’s executive compensation strategy and principles are aligned with its business strategy, objectives and stockholder interests. Each member of the Compensation Committee is independent within the meaning of the rules and regulations of the SEC and the Nasdaq Listing Standards, as currently in effect.

Executive Compensation Methodology

The Compensation Committee takes into account various qualitative and quantitative indicators of corporate and individual performance in determining the level and composition of compensation to be paid to the Named Executive Officers. The Compensation Committee appreciates the importance of achievements that may be difficult to quantify, and accordingly recognizes qualitative factors, such as superior individual performance, new responsibilities or positions within the Company, leadership ability and overall management contributions to the Company.

In general, the process by which the Compensation Committee makes decisions relating to executive compensation includes, but is not limited to, consideration of the following factors:

•	The Company’s executive compensation philosophy and practices;

•	The Company’s performance relative to peers and industry standards;

•	Success in attaining annual and long-term goals and objectives;

•	Alignment of executive interests with shareholder interests through equity-based awards and performance-based compensation;

•	Individual and team contributions, performance and experience; and

•	Total compensation and the mix of compensation elements for each Named Executive Officer.

The Compensation Committee also evaluates the compensation of the Named Executive Officers in light of information regarding the compensation practices and corporate financial performance of other companies in the industries in which the Company operates. The Compensation Committee assesses competitive market compensation using a number of data sources reflecting industry practices of other organizations similar in size. The Compensation Committee reviews each component of the executive’s compensation against executive compensation surveys prepared by outside compensation consultants engaged by the Compensation Committee. During the year ended June 30, 2009, the Compensation Committee engaged Watson Wyatt to prepare such surveys and provide expert advice. The surveys used for comparison reflect compensation levels and practices for executives holding comparable positions at targeted peer-group companies. These surveys collect compensation data from peer-group companies based on revenues. The survey data utilized by the Compensation Committee generally includes:

•	base salary;

•	annual bonus;

•	total cash compensation;

•	pay adjustment trends;

•	long-term incentives;

•	retirement and capital accumulation;

•	benefits and perquisites; and

•	equity ownership.

In implementing the Company’s compensation program, the Compensation Committee seeks to achieve a balance between compensation and the Company’s annual and long-term budgets and business objectives, encourage executive performance in furtherance of stated Company goals, provide variable compensation based on the performance of the Company, create a stake in the executive officer’s efforts by encouraging stock ownership in the Company, and align executive remuneration with the interests of the Company’s shareholders.

Executive Compensation Program Elements

The Compensation Committee reviews the Company’s compensation program to ensure that pay levels and incentive opportunities are competitive with the market and reflect the performance of the Company. In addition, the Compensation Committee reviews components of the Named Executive Officer’s compensation against executive compensation surveys of a peer group prepared by outside compensation consultants with the intent to establish targeted levels of base salary, annual incentive bonus and long-term incentive compensation. The particular elements of the compensation program for the Named Executive Officers consist of the following:

Base Salary.    Base salary is set to attract and retain executive talent. Base salaries for the Named Executive Officers are established at levels considered appropriate in light of the duties and scope of responsibilities of each executive officer’s position, and the experience the individual brings to the position. Salaries are reviewed periodically and adjusted as warranted to reflect sustained individual performance. Base salaries are kept within a competitive range for each position, reflecting both job performance and market forces.

Annual Incentive Bonus.    Annual incentive bonuses are designed to focus the Company’s Named Executive Officers on annual operating achievement. Named Executive Officers are eligible for a target annual incentive bonus. The Company pays annual incentive bonuses to its Named Executive Officers based upon the achievement of targets that are indicative of the Company’s performance, as well as individual performance. The annual incentive bonus for fiscal year 2009 paid to each of the Named Executive Officers is shown in the “Bonus” column of the “Summary Compensation Table.”

Long-Term Incentive Compensation/Equity Based Awards.    The Company’s long-term incentive program is designed to retain the Named Executive Officers and to align the interests of the Named Executive Officers with the interests of the Company’s stockholders. The Company’s long-term incentive program consists of periodic grants of restricted stock and stock options which are made at the discretion of the Compensation Committee under the Company’s Amended and Restated 2006 Equity Participation Plan (the “Equity Plan”). Decisions made by the Compensation Committee regarding the amount of the grant and other discretionary aspects of the grant take into consideration Company performance, individual performance and experience, contributions to the Company’s development, competitive forces to attract and retain senior management, and the nature and terms of grants made in prior years.

The Compensation Committee grants awards to the Named Executive Officers under the Equity Plan. All equity awards are made at fair market value on the date of grant with respect to stock options (which is the date on which the Compensation Committee authorizes the grant). Under the Equity Plan, fair market value is determined by the closing price of the Company’s Common Stock on such dates.

Benefits and Perquisites.    Benefits and perquisites are designed to attract and retain key employees. Currently, the Named Executive Officers are eligible to participate in benefit plans available to all employees including the Company’s 401(k) Plan, Equity Plan, Employee Stock Purchase Plan, medical, dental, and vision health insurance plans and life and long-term disability insurance plans. The 401(k) Plan, Employee Stock Purchase Plan and the medical, vision and dental plans require each participant to pay a contributory amount. The Company has elected to pay amounts contributed to medical, dental, and vision health insurance plans and life and long-term disability insurance plans on behalf of the Named Executive Officer. In addition, the Company maintains an executive medical reimbursement plan under which the Named Executive Officer receives reimbursement for out-of-pocket expenses not covered by their health insurance plans. The Company provides a discretionary matching contribution to its 401(k) Plan for participating employees, including the Named Executive Officers. Employee individual plan contributions are subject to the maximum contribution allowed by the Internal Revenue Service. The Company also leases automobiles or provides an auto allowance to each of the Named Executive Officers.

The Company maintains a Nonqualified Deferred Compensation Plan that is unfunded for federal tax purposes and allows the Named Executive Officers and a select group of other managers or highly compensated employees (as designated by the Compensation Committee) to defer a specified percentage of certain compensation, including salary, bonuses and commissions. The Deferred Compensation Plan also allows the Company to make discretionary contributions and matching contributions on behalf of eligible participants. Distributions may be made in a lump sum (or in installments if elected in accordance with the terms of the Deferred Compensation Plan) upon termination of employment, disability, a specified withdrawal date, or death. Additional information about this plan is summarized below under the heading “Nonqualified Deferred Compensation.”

The Company also maintains a Nonqualified Defined Benefit Plan that is unfunded for federal tax purposes and that constitutes an unsecured promise by the Company to make payments to participants in the future following their retirement, termination in connection with a change in control of the Company, or their death or disability. Under the terms of the Defined Benefit Plan, a committee designated by the Board of Directors may select participants from among the Named Executive Officers and a select group of managers or other highly compensated employees. Currently, Mr. Chopra is the only participant in this plan. Additional information about this plan is summarized below under the heading “Pension Benefits.”

Total Compensation Mix

The Compensation Committee believes that the elements described above provide a well proportioned mix of equity-based compensation, at risk or performance based compensation, and retention based compensation that produces short-term and long-term incentives and rewards. The Company believes this compensation mix provides the Named Executive Officers a measure of security as to the minimum levels of compensation that they are eligible to receive, while motivating the Named Executive Officers to focus on the business measures that will produce a high level of performance for the Company, as well as reducing the risk of recruitment of highly qualified executive talent by the Company’s competitors. The mix of annual incentives and the equity-based awards likewise provides an appropriate balance between short-term financial performance and long-term financial and stock performance. The Company believes that its compensation mix results in a pay-for-performance orientation that is aligned with its compensation philosophy, which takes into account individual, group and company performance, as well as the market for the executive’s services.

Employment Agreements

The Company has entered into employment agreements with Messrs. Chopra, Edrick, Mehra and Sze. The terms of each of such agreements are summarized below under the heading “Employment Agreements.”

Impact of Accounting and Tax on the Form of Compensation

The Compensation Committee considers applicable tax, securities laws and accounting regulation in structuring and modifying its compensation arrangements and employee benefit plans. The Compensation Committee has considered the impact of Generally Accepted Accounting Standards on the Company’s use of equity-based awards. This consideration factored heavily in the Company’s decision with respect to stock options grants made in fiscal year 2009. The Compensation Committee also considers the limits on deductibility of compensation imposed by Section 162(m) of the Code with respect to annual compensation exceeding $1.0 million and Section 280(b) of the Code with respect to change in control payments exceeding specified limits.

Summary Compensation Table

The following table sets forth the compensation for the principal executive officer, the principal financial officer, the three highest paid executive officers of the Company serving as executive officers on June 30, 2009 whose individual remuneration exceeded $100,000 for the fiscal year ended June 30, 2009, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year (the “Named Executive Officers”)(1):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (3)(4)(5)(6) ($)	Total ($)
Deepak Chopra	2009	1,000,000	900,000	286,694	617,841	291,058	84,650	3,180,243
Chairman, President and Chief Executive Officer	2008	1,000,000	700,000	113,671	881,154	—	116,171	2,810,996
	2007	998,077	250,000	—	1,167,801	—	83,203	2,499,081

Alan Edrick	2009	355,000	285,000	66,019	384,681	—	53,334	1,144,034
Executive V.P. and Chief Financial Officer	2008	327,596	220,000	22,961	285,429	—	35,631	891,617
	2007	262,277	150,000	—	154,895	—	16,804	583,976

Ajay Mehra	2009	380,000	285,000	61,014	281,732	—	69,850	1,077,596
Executive V.P. of the Company, President of Security division	2008	371,827	200,000	17,956	261,306	—	49,747	900,836
	2007	351,928	80,000	—	260,285	—	45,845	738,058

Victor S. Sze	2009	330,000	240,000	41,000	220,086	—	62,706	893,792
Executive V.P., General Counsel and Secretary	2008	311,827	135,000	13,183	224,765	—	36,776	721,551
	2007	285,865	205,000	—	247,056	—	29,768	767,689

Manoocher Mansouri	2009	250,000	60,000	51,200	26,809	—	34,694	422,703
President of Optoelectronics and Manufacturing division	2008	225,000	40,000	23,668	22,072	—	21,628	332,368
	2007	184,622	43,000	—	20,560	—	22,985	271,167

(1)	The Company has eliminated from this table the column titled “Non-Equity Incentive Plan Compensation” because no amounts would have been included in such column.
(2)	The amounts in the “Stock Awards” and “Option Awards” column are calculated using the provisions of SFAS 123R.
(3)	The Named Executive Officers are eligible to participate in benefit plans available to all employees, including the Company’s 401(k) Plan, Equity Plan, medical, dental, and vision health insurance plans and life and long-term disability insurance plans. The 401(k) Plan and the medical, vision and dental plans require each participant to pay a contributory amount. The Company has elected to pay amounts contributed to medical, dental, and vision health insurance plans and life and long-term disability insurance plans on behalf of the Named Executive Officer. In addition, the Company maintains an executive medical reimbursement plan under which the Named Executive Officer receives reimbursement for out-of-pocket expenses not covered by their health insurance plans. The Company provides a discretionary matching contribution to its 401(k) Plan for participating employees, including the Named Executive Officers. Employee individual plan contributions are subject to the maximum contribution allowed by the Internal Revenue Service. The Company also leases automobiles or provides an auto allowance to each of the Named Executive Officers.

(4)	Individual breakdowns of amounts set forth in “All Other Compensation” with respect to the fiscal year ended June 30, 2009 are as follows (in thousands):

Name	Matching 401(k) and Nonqualified Deferred Compensation Contributions (*) ($)	Car Benefit ($)	Membership Dues (**) ($)	Medical/Dental/ Vision Health Insurance Payments ($)	Life and L-T Disability Insurance Payments ($)	Total All Other Compensation ($)
Deepak Chopra	4,600	1,780	4,963	7,015	66,292	84,650
Alan Edrick	37,326	2,850	—	2,525	10,633	53,334
Ajay Mehra	42,494	6,675	—	7,964	12,717	69,850
Victor S. Sze	37,632	12,000	—	4,064	9,010	62,706
Manoocher Mansouri	20,869	6,000	—	5,537	2,288	34,694

(*)	Company matching amounts for the 401(k) and Nonqualified Deferred Compensation plans are subject to vesting schedules specified in plan documents.
(**)	Membership Dues consists of payments made to a golf club.

(5)	Individual breakdowns of amounts set forth in “All Other Compensation” with respect to the fiscal year ended June 30, 2008 are as follows (in thousands):

Name	Matching 401(k) and Nonqualified Deferred Compensation Contributions (*) ($)	Car Benefit ($)	Membership Dues (**) ($)	Medical/Dental/ Vision Health Insurance Payments ($)	Life and L-T Disability Insurance Payments ($)	Total All Other Compensation ($)
Deepak Chopra	4,600	1,780	5,348	16,720	87,723	116,171
Alan Edrick	8,716	12,000	—	5,616	9,299	35,631
Ajay Mehra	8,296	6,675	—	16,949	17,827	49,747
Victor S. Sze	7,527	12,000	—	8,892	8,357	36,776
Manoocher Mansouri	4,963	7,200	—	7,177	2,288	21,628

(*)	Company matching amounts for the 401(k) and Nonqualified Deferred Compensation plans are subject to vesting schedules specified in plan documents.
(**)	Membership Dues consists of payments made to a golf club.

(6)	Individual breakdowns of amounts set forth in “All Other Compensation” with respect to the fiscal year ended June 30, 2007 are as follows (in thousands):

Name	Matching 401(k) Contributions (*) ($)	Car Benefit ($)	Membership Dues (**) ($)	Medical/Dental/ Vision Health Insurance Payments ($)	Life and L-T Disability Insurance Payments ($)	Total All Other Compensation ($)
Deepak Chopra	2,139	2,030	3,763	12,574	62,697	83,203
Alan Edrick	963	11,000	—	4,841	—	16,804
Ajay Mehra	2,765	4,745	—	18,977	19,358	45,845
Victor S. Sze	690	12,000	—	10,722	6,356	29,768
Manoocher Mansouri	3,182	5,850	—	11,665	2,288	22,985

(*)	Company matching amounts for the 401(k) and Nonqualified Deferred Compensation plans are subject to vesting schedules specified in plan documents.
(**)	Membership Dues consists of payments made to a golf club.

Grants of Plan-Based Awards Table

The following table sets forth the plan-based awards made during the fiscal year ended June 30, 2009, to each of our Named Executive Officers(1):

Name Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (2) (#)	All Other Option Awards: Number of Securities Underlying Options (3) (#)	Exercise or Base Price of Option Awards (4) ($/Sh)	Grant Date Fair Value of Options and Awards (5) ($)
Deepak Chopra	7/28/2008	13,000	—	—	271,960
Chairman, President and Chief Executive	1/12/2009	—	80,000	12.52	332,661
Officer	1/12/2009	20,000	—	—	250,400

Alan Edrick	7/28/2008	—	10,000	20.92	77,740
Executive V.P. and Chief Financial Officer	7/28/2008	2,500	—	—	52,300
	1/12/2009	—	40,000	12.52	166,305
	1/12/2009	10,000	—	—	125,200

Ajay Mehra	7/28/2008	—	10,000	20.92	77,740
Executive V.P. of the Company, President of	7/28/2008	2,500	—	—	52,300
Security division	1/12/2009	—	40,000	12.52	166,305
	1/12/2009	10,000	—	—	125,200

Victor S. Sze	7/28/2008	—	5,000	20.92	38,870
Executive V.P., General Counsel and	7/28/2008	1,250	—	—	26,150
Secretary	1/12/2009	—	30,000	12.52	124,729
	1/12/2009	7,500	—	—	93,900

Manoocher Mansouri	7/28/2008	3,750	—	—	78,450
President, Optoelectronics and Manufacturing Division

(1)	The Company has eliminated from this table the columns titled “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” and “Estimated Future Payouts Under Equity Incentive Plan Award” because no amounts would have been included in such columns.
(2)	The grants of restricted stock vest over a period four years from the date of grant.
(3)	The option grants expire after five or ten years from the date of grant and vest over three years from the date of grant.
(4)	The exercise price for grants of stock options is determined using the closing price of the Company’s Common Stock on the date of grant.
(5)	The grant date fair value of the stock options and restricted stock shown in the table above was computed in accordance with SFAS 123R and represents the total projected expense to the Company of grants made during the past fiscal year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards for each Named Executive Officer as of June 30, 2009(1):

	Option Awards				Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (2) (#)	Option Exercise Price (3) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (4) (#)	Market Value of Shares or Units of Stock That Have Not Vested (5) ($)
Deepak Chopra	21,202	—	14.50	10/25/2009	—
Chairman, President and Chief Executive Officer	80,000	—	20.91	11/25/2009	—
	100,000	—	18.53	11/10/2010	—
	21,147	—	25.91	7/10/2010	—
	50,000	—	17.90	6/22/2011	—
	86,169	—	17.37	6/22/2011	—
	4,878	4,878	26.81	11/21/2011	—
	40,200	19,800	20.02	9/16/2017	—
	—	80,000	12.52	1/11/2019	—
	—	—	—	—	57,000	1,188,450

Alan Edrick	8,617	8,618	17.37	7/24/2011	—
Executive V.P., Chief Financial Officer	25,000	25,000	17.99	7/30/2011	—
	3,896	3,897	26.81	11/21/2011	—
	32,160	15,840	20.02	9/16/2017	—
	4,667	9,333	23.18	2/7/2018	—
	—	10,000	20.92	7/ 28/2018	—
	—	40,000	12.52	1/11/2019	—
	—	—	—	—	17,375	362,269

Ajay Mehra	3,181	—	14.50	10/25/2009	—
Executive V.P. of the Company, President of Security division	25,000	—	20.91	11/25/2009	—
	60,325	—	16.21	2/7/2011	—
	21,538	21,539	18.53	2/5/2012	—
	21,440	10,560	20.02	9/16/2017	—
	4,667	9,333	23.18	2/7/2018	—
	—	10,000	20.92	7/ 28/2018	—
	—	40,000	12.52	1/11/2019	—
	—	—	—	—	16,625	346,631

Victor S. Sze	17,500	—	20.91	11/25/2009	—
Executive V.P., General Counsel and Secretary	4,241	—	22.28	4/4/2010	—
	20,000	—	18.53	11/10/2010	—
	5,516	—	16.21	2/7/2011	—
	10,000	10,000	18.16	7/6/2011	—
	6,463	6,463	17.37	7/6/2011	—
	779	780	26.81	11/21/2011	—
	16,080	7,920	20.02	9/16/2017	—
	3,334	6,666	23.18	2/7/2018	—
	—	5,000	20.92	7/ 28/2018	—
	—	30,000	12.52	1/11/2019	—
	—	—	—	—	11,750	244,988

Manoocher Mansouri	2,500	—	17.19	3/9/2010	—
President, Optoelectronics and Manufacturing division	2,500	—	19.58	1/10/2011	—
	1,724	—	16.21	4/17/2011	—
	2,500	5,000	23.18	2/7/2018	—
	—	—	—	—	6,407	133,586

(1)	The Company has eliminated from this table the columns titled “Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options,” “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” and “Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested” because no amounts would have been included in such columns.
(2)	Each option grant vests over a three year period from the date of grant.
(3)	The exercise price for grants of stock options is determined using the closing price of the Company’s Common Stock on the date of grant.
(4)	Includes restricted stock awards granted between July 2007 and June 2008. These restricted stock awards vest over a period of between three and four years from the date of grant.
(5)	The market value of restricted stock awards that have not yet vested is based on the number of unvested shares of stock on June 30, 2009, multiplied by the closing price of the Company’s Common Stock on June 30, 2009 ($20.85 per share).

Option Exercises and Stock Vested Table

The following table sets forth information regarding the exercise of options by and the vesting of restricted stock held by each of the Named Executive Officers during fiscal year ended June 30, 2009:

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting (2) ($)
Deepak Chopra	—	—	4,250	76,118
Chairman, President and Chief Executive Officer

Alan Edrick	—	—	875	15,671
Executive V.P., Chief Financial Officer

Ajay Mehra	1,061	2,016	875	15,671
Executive V.P. of the Company, President of Security division

Victor S. Sze	4,243	7,968	625	11,194
Executive V.P., General Counsel and Secretary

Manoocher Mansouri	1,713	12,627	1,093	20,107
President, Optoelectronics and Manufacturing division

(1)	Represents the difference between the closing price of the Company’s Common Stock on the date of exercise and the exercise price, multiplied by the number of shares covered by the options.
(2)	Represents the number of restricted stock awards that vested multiplied by the closing price of the Company’s Common Stock on the date of vesting.

Pension Benefits

The Company maintains a Nonqualified Defined Benefit Plan (“Defined Benefit Plan”). The Defined Benefit Plan constitutes an unsecured promise by the Company to make payments to participants upon vesting.

Vesting of benefits under the Defined Benefit Plan occurs in accordance with a vesting scheduled that is established for individual participants by a committee of the Board of Directors. Vesting occurs when a participant reaches the retirement age specified in the vesting schedule. In addition, participants are also deemed vested upon the occurrence of the earlier of (i) the death of the participant while actively employed by the Company, (ii) the disability of the participant and (iii) a “change of control” of the Company (as defined in the plan). Mr. Chopra is currently the only participant in the Defined Benefit Plan.

Under the terms of his participation, commencing on the first day of the month following the date that he turns 65, Mr. Chopra will be paid $500,000 per year for 10 years. For every year that Mr. Chopra continues his employment with the Company past the age 65, Mr. Chopra’s benefit will increase by $33,333. However, in no event will his total yearly benefit exceed $600,000. If Mr. Chopra terminates his employment with the Company within two years of a “change in control” (as defined in the plan), he will be entitled to receive, in a single lump-sum payment, the net present value of his accrued benefit. If Mr. Chopra remains in the service of the Company for more than two years following a change in control, his benefit will continue as scheduled. If a change in control occurs after Mr. Chopra’s retirement and prior to or during his distributions under the Nonqualified Defined Benefit Plan, he will receive an accelerated payment of the net present value of all remaining distributions. Mr. Chopra’s benefits under the Nonqualified Defined Benefit Plan will vest equally over the remaining seven years of his service to the Company (assuming retirement at the age of 65).

The following table sets forth information regarding contributions into the Defined Benefit Plan made by or the participating Named Executive Officer during fiscal year ended June 30, 2009(1):

Name and Principal Position	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Deepak Chopra	1	291,058	—
Chairman, President and Chief Executive Officer

(1)	The Company has eliminated from this table the column titled “Plan Name” because only the Defined Benefit Plan is covered by this table.

Nonqualified Deferred Compensation

The Company adopted a nonqualified deferred compensation plan in May 2008 (the “Deferred Compensation Plan”). Under the Deferred Compensation Plan, a select group of the Company’s management or highly compensated employees (as designated by the Compensation Committee), including the Named Executive Officers, may defer a specified percentage of their salary, bonuses and commissions and thereby defer taxation of these deferred amounts until actual payment of the deferred amounts in future years. The Named Executive Officers may elect to defer up to eighty percent (80%) of their base salary and up to one hundred percent (100%) of other types of eligible compensation. The Deferred Compensation Plan also allows the Company to make discretionary contributions and matching contributions on behalf of eligible participants.

Participants receive market-based returns on their deferred compensation amounts based on the performance of a variety of mutual fund-type investment vehicles chosen by them and which are similar to the investment vehicles made available to all employees participating in the Company’s 401(k) Plan. Participants may at any time change their investment allocations among the investment vehicles made available under the Deferred Compensation Plan. The rates of return for the Named Executive Officers for deferred amounts in the Deferred Compensation Plan in fiscal 2009 ranged from (8.9%) to 5.0%.

Distributions to participants may be made in a lump sum (or in installments if elected in accordance with the terms of the Deferred Compensation Plan) upon termination of employment, disability, a specified withdrawal date, or death.

The following table sets forth information regarding contributions into the Deferred Compensation Plan made by or for each of the participating Named Executive Officers during fiscal year ended June 30, 2009(1)(2):

Name and Principal Position	Executive Contributions ($)	Company Contributions ($)	Aggregate Earnings (3) ($)	Aggregate Balance ($)
Alan Edrick	35,077	35,077	(854)	79,354
Executive V.P., Chief Financial Officer

Ajay Mehra	37,894	37,894	(5,833)	98,115
Executive V.P. of the Company, President of Security division

Victor S. Sze	33,883	33,883	(1,453)	78,351
Executive V.P., General Counsel and Secretary

Manoocher Mansouri	36,965	17,250	2,423	79,493
President, Optoelectronics and Manufacturing division

(1)	The amounts reported in the Company Contributions column are (and in past years were) reported as compensation in the Summary Compensation Table above. The amounts reported in the Aggregate Earnings column are not (and in past years were not) reported as compensation in the Summary Compensation Table above.
(2)	The Company has eliminated from this table the column titled “Aggregate Withdrawals/Distributions” because no amounts would have been included in such column.
(3)	Represents earnings (losses) during the year ended June 30, 2009.

Employment Agreements

The Company has entered into employment agreements with Messrs. Chopra, Edrick, Mehra and Sze.

Deepak Chopra’s Employment Agreement

On July 18, 2005, the Company entered into an Amended and Restated Employment Agreement with Mr. Chopra. Unless the agreement is terminated earlier in accordance with its terms, the Company will employ Mr. Chopra until the later of (i) the fifth anniversary of the date of the agreement or (ii) the close of business three years following the date that either party elects to end the term of the agreement. The agreement provides for a base salary to be determined each year by the Company. Mr. Chopra is entitled to receive one-third of the Company’s year-end bonus pool for management, if a bonus pool is established, and to participate in incentive compensation and other employee benefit plans established by the Company from time to time. The agreement contains certain restrictive covenants and other prohibitions that protect the Company’s proprietary and confidential information following termination, and preclude Mr. Chopra from soliciting its employees or customers after the expiration of the term of his employment with the Company.

Under the terms of the agreement with Mr. Chopra, the Company may terminate Mr. Chopra’s employment at any time for “cause,” as defined in the agreement.

In the event that Mr. Chopra resigns from his employment with the Company with “good reason” (as defined in the agreement), or the Company terminates Mr. Chopra without cause, then: (i) Mr. Chopra is entitled to prorated bonuses through the date of his resignation with good reason or termination without cause; (ii) Mr. Chopra would continue to be entitled to receive all of his salary, unpaid expenses, unpaid vacation days, bonuses and other benefits made available to the Company’s senior members of management, or to its employees generally, for a period of three years from the date of resignation with good reason or termination without cause, without any deduction or offset for any compensation earned or received by Mr. Chopra from any other sources and without any further obligation by Mr. Chopra to render services to the Company; and (iii) at Mr. Chopra’s election, all of his unvested stock options in the Company would fully vest upon the date of his resignation with good reason or termination without cause.

In the event Mr. Chopra resigns from the Company with good reason or the Company terminates him without cause at any time upon or after the occurrence of a “change in control” (as defined in the agreement), then Mr. Chopra, at his option and in lieu of receiving the amounts set forth above may elect to receive a lump sum payment in an amount equal to the product of 2.99 multiplied by Mr. Chopra’s “base amount” (as defined in Code Section 280G(b)(3)). In connection with such alternative payment, Mr. Chopra, in his sole discretion, has the right to have all or any portion of his unvested stock options accelerate as of the date of such resignation or termination.

In the event that Mr. Chopra dies or becomes physically or mentally disabled so as to become unable for more than 180 days in the aggregate in any 12 month period to perform his duties on a full-time basis with reasonable accommodations, then, upon the date of his death or upon the Company’s termination of his employment due to a disability all of Mr. Chopra’s unvested stock options in the Company would fully vest on such date.

The Company maintains a Nonqualified Defined Benefit Plan, the purpose of which is to provide specified payments to participants following retirement, termination in connection with a change in control of the Company, or the participant’s death or disability. Currently, Mr. Chopra is the only employee that participates in this plan. Under the terms of his participation, commencing on the first day of the month following the date that he turns 65, Mr. Chopra will be paid $500,000 per year for 10 years. For every year that Mr. Chopra continues his employment with the Company past the age 65, Mr. Chopra’s benefit will increase by $33,333. However, in no event will his total yearly benefit exceed $600,000. If Mr. Chopra terminates his employment with the Company within two years of a “change in control” (as defined in the plan), he will be entitled to receive, in a single lump-sum payment, the net present value of his accrued benefit. If Mr. Chopra remains in the service of the Company for more than two years following a change in control, his benefit will continue as scheduled. If a change in control occurs after Mr. Chopra’s retirement and prior to or during his distributions under the Nonqualified Defined Benefit Plan, he will receive an accelerated payment of the net present value of all remaining distributions. Mr. Chopra’s benefits under the Nonqualified Defined Benefit Plan will vest equally over the remaining seven years of his service to the Company (assuming retirement at the age of 65).

Alan Edrick’s, Ajay Mehra and Victor Sze’s Employment Agreements

On September 22, 2008, the Company entered into an employment agreement with each of Messrs. Edrick and Sze. On September 14, 2009, the Company entered into an employment agreement with Mr. Mehra. (For purposes of this section, each of Messrs. Edrick, Mehra and Sze are each individually referred to as the “Executive”). The terms of such agreements are substantially identical. Unless the agreement is terminated earlier in accordance with its terms, the Company will employ the Executive until the later of (i) the third anniversary of the date of the agreement or (ii) one year following the date that the Company notifies the Executive of its election to end the term of the agreement. The agreement provides for a base salary to be determined each year by the Company. The Executive is also eligible to receive discretionary bonus payments from the bonus pool established by the Company for its officers and employees, to participate in incentive compensation and other employee benefit plans established by the Company. The agreement contains certain restrictive covenants and other prohibitions that protect the Company’s proprietary and confidential information following termination, and preclude the Executive from soliciting for hire any individual that was an executive, supervisor or manager of the Company on, or within 90 days prior to, Executive’s last date of employment with the Company.

Under the terms of the agreement, the Company may terminate Executive’s employment at any time for “cause” (as defined in the agreement), or for the following additional reasons: (i) in the event of the Executive’s death; (ii) because of physical or mental incapacity or disability, failure to perform the essential functions of his position for an aggregate period of 60 days within any six-month period; or (iii) on 30 days’ written notice, each as further detailed in the agreement. The Executive may also terminate his employment agreement for “good reason” (as defined in the agreement).

In the event of the termination of the Executive’s employment by the Company without cause or by the Executive for good reason, the Executive shall be entitled to: (i) an amount equal to 18 months’ salary at the Executive’s then-current base salary; (ii) an amount equal to 1.5 times the average bonus paid by the Company to the Executive in the three years preceding such termination; and (iii) the acceleration of vesting of all stock options and equity grants from the Company to the Executive, and an extension of time to exercise such stock options such that the Executive’s right to exercise such stock options shall continue until the first anniversary of the last day of his employment, but in no event later than the expiration date of the options.

In the event of the termination of the Executive’s employment by the Company without cause or by the Executive for good reason, within 90 days prior to or 12 months after a “change of control” (as defined in the agreement), then the Executive shall be entitled to (i) an amount equal to 24 months’ salary at the Executive’s then-current base salary; (ii) an amount equal to twice the average of bonuses paid by the Company to the Executive in the three years preceding such termination; and (iii) the acceleration of vesting of all stock options and equity grants from the Company to the Executive, and such stock options shall remain exercisable by the Executive for no less than 12 months after the date of such termination. Under such circumstances, the Executive may, at his option, and in lieu of receive the forgoing amounts, elect to receive a lump sum payment in an amount equal to the product of 2.99 multiplied by the Executive’s “base amount” (as defined in Code Section 280G(b)(3)); provided, however, that in such case, the amount of such alternative payment shall be reduced by the value of acceleration (as determined under Code Section 280G and the regulations thereunder) of any equity or stock options accelerated under the terms of the agreement.

Potential Payment upon Termination of Employment or Change in Control

The following table reflects the breakdown of potential payments and benefits upon termination or a change in control required under the Named Executive Officer’s current employment agreement. The table therefore assumes that the terms of the employment agreement to which each Named Executive Officer is currently subject had been effect on June 30, 2009, and that employment terminated on such date. The table also assumes that the price of the Company’s stock, on which certain calculations in the following table are made, was the closing price of the Company’s Common stock on that date ($20.85).

Please also note that regardless of the manner in which a Named Executive Officer’s employment terminates, the officer is entitled to receive amounts earned during the term of employment. These amounts, which are not included the following table, include: (i) regular salary accrued as of the final date of employment; (ii) bonuses accrued as of the final date of employment; (iii) vacation and paid time off accrued as of the final date of employment; (iv) business expense reimbursements not yet paid as of the final date of employment; and (v) amounts contributed under the Company’s qualified and nonqualified deferred compensation plans.

All disclosed amounts in the following table are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which amounts would only be known at the time that they become eligible for such payments.

Name and Principal Position	Reason for Termination	Salary ($)	Bonus ($) (1)	Accelerated Vesting ($)	Total ($)
Deepak Chopra (2)	Good Reason or Without Cause (3)	3,000,000	2,700,000	682,834	6,382,834
Chairman, President and Chief Executive Officer	Good Reason or Without Cause in Connection with a Change in Control Alternative Payment (4)	2,990,000	—	682,834	3,672,834
	Death or Permanent Disability	—	—	682,834	682,834

Alan Edrick	Good Reason or Without Cause	532,500	327,500	810,107	1,670,107
Executive V.P. and Chief Financial Officer	Good Reason or Without Cause in Connection with a Change in Control	710,000	436,667	810,107	1,956,774
	Termination for Good Reason or Without Cause in Connection With a Change in Control Alternative Payment (4)	251,343	—	810,107	1,061,450

Ajay Mehra	Good Reason or Without Cause	570,000	282,500	738,567	1,591,067
Executive V.P. of the Company, President of Security division	Good Reason or Without Cause in Connection with a Change in Control	760,000	376,667	738,567	1,875,234
	Termination for Good Reason or Without Cause in Connection With a Change in Control Alternative Payment (4)	397,633	—	738,567	1,136,200

Victor S. Sze	Good Reason or Without Cause	495,000	290,000	550,852	1,335,852
Executive V.P., General Counsel and Secretary	Good Reason or Without Cause in Connection with a Change in Control	660,000	386,667	550,852	1,597,519
	Termination for Good Reason or Without Cause in Connection With a Change in Control Alternative Payment (4)	435,848	—	550,852	986,700

(1)	For the purposes of this table, the bonus amount is based on the bonus amount granted by the Compensation Committee to each of the Named Executive Officers following the completion of the fiscal year ended June 30, 2009, for performance in the fiscal year ended June 30, 2009.
(2)	In addition to the amounts indicated in this table, Mr. Chopra would also become entitled, beginning at age 65, to certain payments under the Company’s Nonqualified Defined Benefit Plan. Additional information about this plan is summarized above under the heading “Pension Benefits.”
(3)	These amounts assume that Mr. Chopra would be entitled to the same salary and bonuses during the three years following the date of resignation for Good Reason or termination without cause as he earned during the year ended June 30, 2009.
(4)	This reflects the compensation to which the Named Executive Officer would be entitled in the event that he terminates his employment for Good Reason or the Company terminates his employment without Cause following a Change in Control and the Named Executive Officer elects to receive the alternate payment method described in his employment agreement.

Director Compensation

Messrs. Chopra and Mehra receive no compensation for their service as directors of the Company.

During the fiscal year ended June 30, 2009, each non-employee director received a fee of $30,000 for their year of service, $1,500 for each Board of Directors meeting attended, and options to purchase 7,500 shares of the Company’s Common Stock (or its equivalent in the form of shares of restricted Common Stock) per year, at an exercise price equal to 100% of fair market value as of the date of grant. Each non-employee director may also, from time to time, become eligible to receive additional shares of restricted Common Stock.

Each member of the Audit Committee receives a fee of $1,500 for each Audit Committee meeting attended. In addition, the Chairman of the Audit Committee also receives a fee of $5,000 per year and options to purchase 12,500 shares of the Company’s Common Stock (or its equivalent in the form of shares of restricted Common Stock) at an exercise price equal to 100% of fair market value as of the date of grant.

Each member of the Compensation Committee receives a fee of $1,500 for each Compensation Committee meeting attended. In addition, the Chairman of the Compensation Committee also receives a fee of $5,000 per year and options to purchase 12,500 shares of the Company’s Common Stock (or its equivalent in the form of shares of restricted Common Stock) at an exercise price equal to 100% of fair market value as of the date of grant.

Each member of the Nominating and Governance Committee receives a fee of $1,500 for each Nominating and Governance Committee meeting attended. In addition, the Chairman of the Nominating and Governance Committee also receives a fee of $5,000 per year and options to purchase 10,000 shares of the Company’s Common Stock (or its equivalent in the form of shares of restricted Common Stock) at an exercise price equal to 100% of fair market value as of the date of grant.

Each member of the Executive Committee receives a fee of $15,000 per year and options to purchase 10,000 shares of the Company’s Common Stock (or its equivalent in the form of shares of restricted Common Stock) at an exercise price equal to 100% of fair market value as of the date of grant.

All options granted to members of the Board of Directors and its committees vest in three installments: one-third on the first anniversary of the grant date, one-third on the second anniversary, and the balance on the third anniversary, conditioned upon continued service as a director of the Company. All restricted stock granted to members of the Board of Directors and its committees vests in either three installments (one-third on the first anniversary of the grant date, one-third on the second anniversary, and the balance on the third anniversary) or four installments (one-fourth on the first anniversary of the grant date, one-fourth on the second anniversary, one fourth on the third anniversary, and the balance on the fourth anniversary), conditioned upon continued service as a director of the Company. The directors also are reimbursed for expenses incurred in connection with the performance of their services as directors.

The following table provides compensation information for the fiscal year ended June 30, 2009 for each member of the Company’s Board of Directors (1):

Name	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Option Awards (2) ($)	Total ($)
Steven C. Good	83,000	49,216	157,482	289,698
Meyer Luskin	83,000	49,216	157,482	289,698
Chand R. Viswanathan (3)	47,000	30,702	88,295	165,997
Leslie E. Bider	47,000	25,928	63,423	136,351

(1)	The Company has eliminated from this table the columns titled “Non-Equity Incentive Plan Compensation,” “Change in Pension Value and Nonqualified Deferred Compensation Earnings” and “All Other Compensation” because no amounts would have been included in such columns.

(2)	Amounts calculated utilizing the accounting guidance related to stock based compensation under accounting principles generally accepted in the United States.
(3)	Amounts include (i) $5,000 and (ii) 10,000 shares of the Company’s Common Stock (or its equivalent in the form of shares of restricted Common Stock) at an exercise price equal to 100% of fair market value as of the date of grant, received by Mr. Viswanathan for serving on an advisory technology committee of the Company.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed of two non-employee directors, Messrs. Luskin and Good. No executive officer of the Company has served during the fiscal year ended June 30, 2009 or subsequently as a member of the board of directors or compensation committee of any entity which has one or more executive officers who serve on the Company’s Board of Directors or the Compensation Committee. During the fiscal year ended June 30, 2009, no member of the Company’s Compensation Committee had any relationship or transaction with the Company required to be disclosed pursuant to Item 404 of Regulation S-K under the Exchange Act.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provisions included in this Amendment No. 1 to Form 10-K on Form 10-K/A. Based on the reviews and discussions referred to above, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this Amendment No. 1 to Form 10-K on Form 10-K/A.

COMPENSATION COMMITTEE

Meyer Luskin

Steven C. Good

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount of shares of the Company beneficially owned as of October 16, 2009 by each person known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s outstanding Common Stock:

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)	Percent of Class of Common Stock
Deepak Chopra (3)	1,106,079	6.0%
Wells Fargo & Company (4)	2,371.019	13.2%
Dimensional Fund Advisors, Inc. (5)	941,922	5.2%
Wellington Management Company, LLP (6)	951,976	5.3%

(1)	Except as otherwise noted, the address of each shareholder is c/o OSI Systems, Inc., 12525 Chadron Avenue, Hawthorne, CA 90250.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock which are purchasable under options which are currently exercisable, or which will become exercisable no later than 60 days after October 16, 2009, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(3)	Includes 80,000 shares owned by The Deepika Chopra Trust UDT, dated July 17, 1987, and 40,000 shares owned by The Chandini Chopra Trust UDT, dated July 17, 1987. Deepak Chopra is the co-trustee of both irrevocable trusts. Of the balance of such shares, 468,689 shares are held jointly by Mr. Chopra and his wife, Nandini Chopra, and 108,916 shares of unvested restricted stock granted between September 17, 2007 and September 1, 2009 are held individually by Mr. Chopra. Includes 4,878 shares issuable pursuant to options that become exercisable no later than 60 days after October 16 2009. Mr. Chopra is the Chairman of the Board of Directors, Chief Executive Officer and President of the Company.
(4)	As reported in a Schedule 13F-HR filed on August 13, 2009 with the SEC, the address of Wells Fargo & Company is 420 Montgomery Street, San Francisco, CA 94104.
(5)	As reported in a Schedule 13F-HR filed on August 10, 2009 with the SEC, the address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.
(6)	As reported in a Schedule 13F-HR filed on August 14, 2009 with the SEC, the address of Wellington Management Company, LLP is 75 State St., Boston, MA 02109.

The following table sets forth the amount of shares of the Company beneficially owned as of October 16, 2008 by each director of the Company, each Named Executive Officer, and all directors and executive officers as a group:

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)	Percent of Class of Common Stock
Deepak Chopra (3)	1,106,079	6.0%
Ajay Mehra (4)	288,569	1.5%
Alan Edrick (5)	153,309	0.8%
Victor S. Sze (6)	129,643	0.7%
Manoocher Mansouri (7)	53,579	0.2%
Steven C. Good (8)	101,915	0.5%
Meyer Luskin (9)	127,340	0.7%
Chand R. Viswanathan (10)	50,630	0.2%
Leslie E. Bider (11)	25,705	0.1%
All directors and executive officers as a group (9 persons) (3)(4)(5)(6)(7)(8)(9)(10)(11)	2,036,769	10.7%

(1)	Except as noted otherwise, the address of each shareholder is c/o OSI Systems, Inc., 12525 Chadron Avenue, Hawthorne, CA 90250.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock which are purchasable under options which are currently exercisable, or which will become exercisable no later than 60 days after October 16, 2009, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(3)	Includes 80.000 shares owned by The Deepika Chopra Trust UDT, dated July 17, 1987, and 40,000 shares owned by The Chandini Chopra Trust UDT, dated July 17, 1987. Deepak Chopra is the co-trustee of both irrevocable trusts. Of the balance of such shares, 468,489 shares are held jointly by Mr. Chopra and his wife, Nandini Chopra, and 108,196 shares of unvested restricted stock granted between September 17, 2007 and September 1, 2009 are held individually by Mr. Chopra. Includes 4,878 shares issuable pursuant to options that become exercisable no later than 60 days after October 16, 2009. Mr. Chopra is the Chairman of the Board of Directors, Chief Executive Officer and President of the Company.
(4)	Mr. Mehra is the Executive Vice President and a Director of the Company and President of the Company’s Security division.
(5)	Mr. Edrick is Executive Vice President and Chief Financial Officer of the Company. Includes 3,897 shares issuable pursuant to options that become exercisable no later than 60 days after October 16, 2009.
(6)	Mr. Sze is the General Counsel, Executive Vice President and Secretary of the Company. Includes 780 shares issuable pursuant to options which become exercisable no later than 60 days after October 16, 2009.
(7)	Mr. Mansouri is the President of the Company’s Optoelectronics and Manufacturing division.
(8)	Includes 1,754 shares issuable pursuant to options which become exercisable no later than 60 days after October 10, 2008. Includes 6,000 shares owned for Mr. Good’s benefit by the Good, Swartz & Berns Pension & Profit Sharing Plan, of which Mr. Good is a co-trustee and in which he participates. Mr. Good is a Director of the Company. The address of Mr. Good is 11755 Wilshire Boulevard, 17th Floor, Los Angeles, CA 90025.
(9)	Includes 35,666 shares held by The Meyer and Doreen Luskin Family Trust. Includes 1,754 shares issuable pursuant to options which become exercisable no later than 60 days after October 16, 2009. Mr. Luskin is a Director of the Company. The address of Mr. Luskin is c/o Scope Industries, 2811 Wilshire Boulevard, Suite 410, Santa Monica, CA 90403.
(10)	Includes 2500 shares issuable pursuant to options which become exercisable no later than 60 days after October 16, 2009. Mr. Viswanathan is a Director of the Company.
(11)	Includes 2,500 shares issuable pursuant to options which become exercisable no later than 60 days after October 16, 2009. Mr. Bider is a Director of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In 1994, the Company, together with Electronics Corporation of India Limited (“ECIL”), an unaffiliated Indian company, formed ECIL-Rapiscan Security Products Limited, a joint venture under the laws of India. The Company owns a 36% interest in the joint venture, Mr. Chopra owns a 10.5% interest and Mr. Mehra owns a 4.5% interest. The remaining interest in the joint venture is owned by ECIL. The Company sells security and inspection kits to ECIL at a price no less favorable to the Company than the price the Company charges unaffiliated third parties for such products. To date, the Company’s portion of the earnings of ECIL Rapiscan has been immaterial to the Company’s financial results and results of operations.

The Company contracts for a portion of its automobile rental and messenger services from a business that was owned during the year ended June 30, 2009 by Mr. Chopra and his wife. The Company paid the business approximately $54,000 for such services during the year ended June 30, 2009. The Company contracts for printing services from a business owned by Mr. Chopra’s father-in-law, Madan G. Syal. Mr. Syal retired as a Director of the Company on June 30, 2004. The Company paid Mr. Syal approximately $45,000 for such printing services during the year ended June 30, 2009.

The Company believes that each of the foregoing transactions was on terms at least as favorable to the Company as those that could have been obtained from nonaffiliated third parties. The Company currently intends that any future transactions with affiliates of the Company will be on terms at least as favorable to the Company as those that can be obtained from nonaffiliated third parties.

The Audit Committee of the Board of Directors reviews proposed transactions in which the Company and any person who is a member of the Board of Directors, a nominee to become a member of the Board of Directors, an executive officer of the Company, or any immediate family member of any of the foregoing would have a direct or material interest in the transaction and the amount of the transaction is not negligible. The review involves an evaluation, without participation by any member of the Audit Committee with a direct or material interest in the transaction, of whether the transaction would be on terms at least as favorable to the Company as those that could have been obtained from nonaffiliated third parties. This policy is supported by the Charter of the Audit Committee of the Board of Directors.

Director Independence

The Board of Directors has determined that each of the directors, except Deepak Chopra and Ajay Mehra, is independent within the meaning of the rules and regulations of the SEC and The NASDAQ Stock Market (“NASDAQ”) director independence standards (“Listing Standards”), as currently in effect. Furthermore, the Board of Directors has determined that each of the members of each of the committees of the Board of Directors is “independent” within the meaning of the rules and regulations of the SEC and the NASDAQ Listing Standards, as currently in effect.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table represents fees charged for professional audit services rendered by Moss Adams for the audit of the Company’s annual financial statements and for the years ended June 30, 2008 and 2009 and fees billed by Moss Adams for other services during those years (in thousands):

	FY 2008	FY 2009
Audit Fees	$2,090	$1,453
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$2,090	$1,453

“Audit Fees” consist of fees billed for professional services rendered for the integrated audit of the Company’s consolidated financial statements and the review of the Company’s interim consolidated financial statements included in quarterly reports and services that are normally provided by Moss Adams in connection with statutory and regulatory filings or engagements.

The term “Audit-Related Fees” means fees for assurance and related services related to projects other than statutory and regulatory filings. The term “Tax Fees” means fees for professional services rendered for tax advice, planning and compliance (domestic and international). The term “All Other Fees” means fees for products and services other than for the services described above.

Audit Committee’s Pre-Approval Policy

The Audit Committee pre-approves all audit, audit-related and tax services (other than prohibited non-audit services) to be provided by the independent public accountants. The Audit Committee has delegated to its Chairman the authority to pre-approve all other services to be provided by the independent public accountants, up to an aggregate of $50,000 each fiscal year. The Chairman reports each such pre-approval decision to the full Audit Committee at its next scheduled meeting.

Independence

The Audit Committee has considered whether Moss Adams provision of services other than its audit of the Company’s annual financial statement and its review of the Company’s quarterly financial statements is compatible with maintaining such independent public accountant’s independence and has determined that it is compatible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC. (Registrant)

Date: October 27, 2009	By:	/s/ ALAN EDRICK
Alan Edrick, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	October 27, 2009

/s/ ALAN EDRICK Alan Edrick	Chief Financial Officer (Principal Financial and Accounting Officer)	October 27, 2009

/s/ AJAY MEHRA Ajay Mehra	Executive Vice President, President of Rapiscan Systems and Director	October 27, 2009

/s/ LESLIE E. BIDER Leslie E. Bider	Director	October 27, 2009

/s/ STEVEN C. GOOD Steven C. Good	Director	October 27, 2009

/s/ MEYER LUSKIN Meyer Luskin	Director	October 27, 2009

/s/ CHAND R. VISWANATHAN Chand R. Viswanathan	Director	October 27, 2009

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION
31.1	Certification Pursuant to Section 302

31.2	Certification Pursuant to Section 302

32.1	Certification Pursuant to Section 906

32.2	Certification Pursuant to Section 906