Form 10-Q
period 2009-09-30
OSI SYSTEMS INC
filed 2009-10-28
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 26, 2009, there were 17,551,524 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30,	September 30,
	2009	2009
ASSETS
Current Assets:
Cash and cash equivalents	$25,172	$24,630
Accounts receivable	110,453	112,542
Other receivables	2,950	3,397
Inventories	150,763	141,755
Deferred income taxes	20,128	21,073
Prepaid expenses and other current assets	13,777	14,440

Total current assets	323,243	317,837
Property and equipment, net	42,232	42,116
Goodwill	60,195	64,932
Intangible assets, net	32,451	32,837
Other assets	16,707	17,537

Total assets	$474,828	$475,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$4,000	$2,000
Current portion of long-term debt	8,557	8,497
Accounts payable	54,980	53,320
Accrued payroll and employee benefits	22,416	17,300
Advances from customers	12,863	17,691
Accrued warranties	10,106	9,507
Deferred revenue	8,880	8,017
Other accrued expenses and current liabilities	13,833	15,947
Total current liabilities	135,635	132,279
Long-term debt	39,803	33,867
Other long-term liabilities	23,390	29,314

Total liabilities	198,828	195,460
Commitment and contingencies (Note 7)
Shareholders’ Equity:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value—authorized, 100,000,000 shares; issued and outstanding, 17,411,569 at June 30, 2009 and 17,545,162 shares at September 30, 2009	225,297	228,198
Retained earnings	53,124	55,634
Accumulated other comprehensive loss	(2,421)	(4,033)
Total shareholders’ equity	276,000	279,799
Total liabilities and equity	$474,828	$475,259

See accompanying notes to condensed consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount data)

(Unaudited)

	For the Three Months Ended September 30,
	2008	2009
Revenues	$148,161	$133,761
Cost of goods sold	98,526	89,294
Gross profit	49,635	44,467
Operating expenses:
Selling, general and administrative expenses	37,541	32,280
Research and development	10,213	7,989
Restructuring and other charges	801	—
Total operating expenses	48,555	40,269
Income from operations	1,080	4,198
Interest expense, net	(895)	(605)
Income before income taxes	185	3,593
Provision for income taxes	53	1,083
Net income	$132	$2,510

Net income per share:
Basic	$0.01	$0.14
Diluted	$0.01	$0.14
Shares used in per share calculation:
Basic	17,797	17,503
Diluted	18,166	17,818

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30
	2008	2009
Cash flows from operating activities:
Net income	$132	$2,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,359	4,181
Stock based compensation expense	1,193	1,128
Provision for (recapture of) losses on accounts receivable	1,144	(56)
Equity in earnings (losses) of unconsolidated affiliates	25	(33)
Deferred income taxes	(294)	(909)
Other	(18)	(6)
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	14,288	(1,360)
Other receivables	(1,497)	(45)
Inventories	(9,228)	9,087
Prepaid expenses and other current assets	(5,528)	(1,502)
Accounts payable	(1,643)	(1,515)
Accrued payroll and related expenses	(1,054)	(2,841)
Advances from customers	14,825	5,234
Accrued warranties	(492)	(522)
Deferred revenue	1,337	(772)
Other accrued expenses and current liabilities	(2,863)	(2,069)
Net cash provided by operating activities	14,686	10,510
Cash flows from investing activities:
Acquisition of property and equipment	(2,186)	(1,513)
Proceeds from the sale of property and equipment	30	—
Acquisition of businesses	—	(3,241)
Acquisition of intangible and other assets	(727)	(495)
Net cash used in investing activities	(2,883)	(5,249)
Cash flows from financing activities:
Net repayments of bank lines of credit	(9,413)	(1,836)
Payments on long-term debt	(1,794)	(5,917)
Net payments of capital lease obligations	(263)	(168)
Proceeds from exercise of stock options and employee stock purchase plan	1,599	1,585
Net cash used in financing activities	(9,871)	(6,336)
Effect of exchange rate changes on cash	884	533
Net increase (decrease) in cash and cash equivalents	2,816	(542)
Cash and cash equivalents-beginning of period	18,232	25,172
Cash and cash equivalents-end of period	$21,048	$24,630
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,063	$639
Income taxes	$1,139	$1,805

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

The Company has three operating divisions: (i) Security, providing security inspection systems and related services; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems, and related services; and (iii) Optoelectronics and Manufacturing, providing specialized electronic components for the Security and Healthcare divisions as well as for applications in the defense and aerospace markets, among others.

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

Through its Healthcare division, the Company designs, manufactures and markets patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems worldwide primarily under the “Spacelabs” trade name. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians offices, medical clinics and ambulatory surgery centers.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the Securities and Exchange Commission on August 28, 2009. The results of operations for the three months ended September 30, 2009, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of restricted shares and shares issuable upon the exercise of stock options or warrants under the treasury stock method. Stock options and warrants to purchase a total of 1.1 million and 1.3 million shares of common stock for the three months ended September 30, 2008 and 2009, respectively, were not included in diluted earnings per share calculations because to do so would have been antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months Ended September 30
	2008	2009

Net income for diluted earnings per share calculation	$132	$2,510

Weighted average shares for basic earnings per share calculation	17,797	17,503
Dilutive effect of stock options and warrants	369	315
Weighted average shares for diluted earnings per share calculation	18,166	17,818

Basic net income per share attributable to OSI Systems	$0.01	$0.14
Diluted net income per share attributable to OSI Systems	$0.01	$0.14

Comprehensive Income

Comprehensive income (loss) is computed as follows (in thousands):

	Three Months Ended September 30,
	2008	2009
Net income	$132	$2,510
Foreign currency translation adjustments	(6,408)	(1,577)
Unrealized gain (loss) from derivative contracts	55	(199)
Unrealized gain on investments available for sale	—	146
Minimum pension liability adjustment	199	18
Comprehensive income (loss)	$(6,022)	$898

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, marketable securities, accounts receivable, accounts payable and debt instruments. The carrying values of financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of the Company’s long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates offered to the Company.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company has determined that all of its marketable securities fall into the “Level 1” category, which values assets at the quoted prices in active markets for identical assets; while the Company’s derivative instruments fall into the “Level 2” category, which values assets and liabilities from observable inputs other than quoted market prices. As of September 30, 2009, the fair value of such assets was $3.4 million, while at June 30, 2009, the fair value was $2.9 million. There were no assets or liabilities for which “Level 3” valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are cost and equity method investments that are written down to fair value when their declines are determined to be other-than-temporary, long-lived assets that are written down to fair value when they are held for sale or determined to be impaired, goodwill and other intangible assets that are written down to fair value when they are determined to be impaired, the remeasurement of retained investments in former consolidated subsidiaries, and the remeasurement of previous equity interests upon acquisition of a controlling interest.   During the three months ended June 30, 2009, the Company did not have any non-recurring fair value adjustments.

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As of September 30, 2009, the Company had outstanding foreign currency forward contracts totaling $7.0 million. In addition, to reduce the unpredictability of cash flows from interest payments related to variable, LIBOR-based debt, the Company has outstanding a three-year interest rate swap agreement, under which the Company incurs interest expense based upon a fixed 1.69% rate index for a portion of its term loan. The interest rate swap matures in March 2012. Each of these derivative contracts is considered an effective cash flow hedge in its entirety. As a result, the net gains or losses on such derivative contracts have been reported as a component of other comprehensive income in the Consolidated Financial Statements and are reclassified as net earnings when the hedged transactions settle.

Business Combinations

On July 28, 2009, the Company completed the acquisition of certain assets and the assumption of certain liabilities of RAD Electronics, Inc. The acquired operations design and manufacture cable assemblies and printed circuit boards for original equipment manufacturers in the commercial electronics industry. The Company acquired accounts receivable, inventory, and fixed assets, as well as all of the patents, intellectual property and intangible assets used in the acquired operations, all in exchange for (i) a $3.2 million cash payment due at the closing of the transaction and (ii) additional consideration that may become payable over the next four years depending on the performance of the acquired operations.  Under recently implemented guidelines for business combinations, the fair value of this contingent consideration was estimated to be $5.8 million and was recognized at the time of the acquisition as an other long-term liability in the condensed consolidated financial statements.  Such liability shall be assessed and adjusted, if necessary, throughout the contingency period with changes in fair value being recognized in the consolidated statement of operations. The acquisition of RAD Electronics, Inc. was not considered material to the balance sheet as of September 30, 2009 and consolidated statement of operations for the three months ended September 30, 2009.

Recent Accounting Updates Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update amending revenue recognition requirements for multiple-deliverable revenue arrangements.  This update provides guidance on separating the deliverables and on the method to measure and allocate arrangement consideration, particularly when the arrangement includes both products and services provided to the customers.  The update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2009	September 30, 2009
Accounts receivable
Trade receivables	$116,140	$117,269
Receivables related to long term contracts—unbilled costs and accrued profit on progress completed	1,209	2,093
Total	$117,349	$119,362
Less: allowance for doubtful accounts	(6,896)	(6,820)
Accounts receivable, net	$110,453	$112,542

The Company expects to bill and collect the receivables for unbilled costs and accrued profits at September 30, 2009, during the next twelve months.

	June 30, 2009	September 30, 2009
Inventories, net
Raw materials	$77,488	$71,350
Work-in-process	24,648	23,977
Finished goods	48,627	46,428
Total	$150,763	$141,755

	June 30, 2009	September 30, 2009
Property and equipment, net
Land	$5,426	$5,289
Buildings	8,927	8,800
Leasehold improvements	12,628	12,924
Equipment and tooling	48,659	49,739
Furniture and fixtures	4,802	4,889
Computer equipment	16,773	16,532
Computer software	11,032	12,329
Total	108,247	110,502
Less: accumulated depreciation and amortization	(66,015)	(68,386)
Property and equipment, net	$42,232	$42,116

3. Goodwill and Intangible Assets

The goodwill acquired during the period related to the acquisition of RAD Electronics, Inc.. The changes in the carrying value of goodwill for the three month period ended September 30, 2009, are as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated
Balance as of June 30, 2009	$17,112	$35,736	$7,347	$60,195
Goodwill acquired during the period	—	—	4,677	4,677
Foreign currency translation adjustment	178	(130)	12	60
Balance as of September 30, 2009	$17,290	$35,606	$12,036	$64,932

Intangible assets consisted of the following (in thousands):

		June 30, 2009			September 30, 2009
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	5 years	$9,754	$3,198	$6,556	$10,095	$3,379	$6,716
Patents	9 years	921	334	587	1,063	346	717
Core technology	10 years	2,224	977	1,247	2,147	997	1,150
Developed technology	13 years	17,360	7,169	10,191	17,315	7,607	9,708
Customer relationships/ backlog	7 years	9,456	4,876	4,580	10,393	5,170	5,223
Total amortizable assets		39,715	16,554	23,161	41,013	17,499	23,514

		June 30, 2009			September 30, 2009
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Non-amortizable assets:
Trademarks		9,290	—	9,290	9,323	—	9,323
Total intangible assets		$49,005	$16,554	$32,451	$50,336	$17,499	$32,837

Amortization expense related to intangibles assets was $1.0 million for each of the three months ended September 30, 2008 and 2009. At September 30, 2009, the estimated future amortization expense was as follows (in thousands):

2010 (remaining 9 months)	$3,089
2011	4,096
2012	4,055
2013	3,772
2014	2,542
2015	581
2016 and thereafter	5,379
Total	$23,514

4. Borrowings

The Company maintains a credit agreement with certain lenders allowing for initial borrowings of up to $124.5 million. The credit agreement consists of a $74.5 million, five-year, revolving credit facility (including a $45 million sub-limit for letters-of-credit) and a $50 million five-year term loan. Borrowings under the agreement bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (ii) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on the Company’s consolidated leverage ratio. As of September 30, 2009, the weighted-average interest rate under the credit agreement was 3.1%. The Company’s borrowings under the credit agreement are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type, including restrictions on the Company’s ability to pay cash dividends. As of September 30, 2009, $37.4 million was outstanding under the term loan, $2.0 million was outstanding under the revolving credit facility, and $29.1 million was outstanding under the letter-of-credit facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of September 30, 2009, $18.8 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of September 30, 2009, the total amount available under these credit facilities was $26.1 million, with a total cash borrowing sub-limit of $6.0 million.

In fiscal 2005, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of September 30, 2009, $3.4 million remained outstanding under this loan at an interest rate of 1.7% per annum.

Long-term debt consisted of the following (in thousands):

	June 30, 2009	September 30, 2009
Five-year term loan due in fiscal 2013	$42,763	$37,431
Twenty-year term loan due in fiscal 2024	3,533	3,356
Capital leases	1,354	1,187
Other	710	390
	48,360	42,364
Less current portion of long-term debt	8,557	8,497

	June 30, 2009	September 30, 2009
Long-term portion of debt	$39,803	$33,867

5. Stock-based Compensation

As of September 30, 2009, the Company maintained an equity participation plan and an employee stock purchase plan.

The Company recorded stock-based-compensation expense in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,
	2008	2009
Cost of goods sold	$60	$72
Selling, general and administrative	1,065	1,002
Research and development	68	54
	$1,193	$1,128

As of September 30, 2009, total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted was approximately $8.7 million. The Company expects to recognize these costs over a weighted-average period of 2.7 years.

6. Retirement Benefit Plans

The Company sponsors a number of qualified and nonqualified defined benefit pension plans for its employees. The benefits under these plans are based on years of service and an employee’s highest twelve months’ compensation during the last five years of employment. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended September 30,
	2008	2009
Service cost	$316	$82
Interest cost	79	10
Expected return on plan assets	(28)	—
Amortization of net loss	26	27
Net periodic pension expense	$393	$119

For the three months ended September 30, 2008 and 2009, the Company made contributions of $0.4 million and $0.1 million, respectively, to these defined benefit plans.

In addition, the Company sponsors several defined contribution benefit plans. For the three months ended September 30, 2008 and 2009, the Company made contributions of $0.7 million and $0.8 million, respectively, to these defined contribution plans.

7. Commitments and Contingencies

Legal Proceedings

In November 2002, L-3 Communications Corporation (L-3) brought suit against the Company seeking a declaratory judgment that L-3 had not breached its obligations to us concerning the acquisition of PerkinElmer’s Security Detection Systems Business. The Company asserted counterclaims for, among other things, fraud and breach of fiduciary duty. In December 2006, judgment was entered in the Company’s favor. However, on appeal the judgment was reversed in part and vacated in part. The Court of Appeals has remanded the case to the trial court, where it is currently pending for retrial. In conjunction with this vacated judgment, L-3 asserted that it is entitled to reimbursement by the Company of certain costs related to the original judgment. On April 27, 2009, L-3’s assertion was upheld by the court requiring the Company to reimburse L-3 for such costs of approximately $2 million, which was accrued in restructuring and other charges during the third quarter of fiscal 2009.  Such amount has not been paid and remains in other long-term liabilities in the condensed consolidated financial statements .

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

In fiscal 2003, the Company purchased a minority equity interest in CXR Limited. In June 2004, the Company increased its equity interest to approximately 75% and in December 2004, the Company acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, the Company agreed to make certain royalty payments during the 18 years following the acquisition of this remaining interest. Royalty payments are based on the license of, or sales of products containing, technology owned by CXR Limited. As of September 30, 2009, no royalty payments had been earned.

In fiscal 2004, the Company acquired Advanced Research & Applications Corp. During the seven years following the acquisition, contingent consideration is payable based on net revenues of products developed prior to the acquisition, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of September 30, 2009, no contingent consideration had been earned.

In fiscal 2006, the Company acquired InnerStep, B.S.E., Inc. During the seven years following the acquisition, contingent consideration is payable based on its profits before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of September 30, 2009, no contingent consideration had been earned.

In fiscal 2009, the Company acquired a company that offers services in connection with security inspection products. Contingent consideration is payable based on net receipts generated from new business during the three years following the acquisition, provided certain requirements are met. The contingent consideration is capped at $10.0 million. As of September 30, 2009, no contingent consideration had been earned.

During the first quarter of fiscal 2010, the Company acquired RAD Electronics, Inc.  During the four years following the acquisition, contingent consideration is payable based on the performance of its operations.  The contingent obligation is capped at $14.4 million.  The fair market value of contingent consideration estimated to be paid is recorded as a liability at the time of the acquisition.  As a result, the Company recorded $5.8 million as other long-term liabilities in the condensed consolidated financial statements as of September 30, 2009.

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

Product Warranties

The Company offers its customers warranties on many of the products that it sells. These warranties typically provide for repairs and maintenance of products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical and anticipated experience. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred.

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended September 30,
	2008	2009
Balance at beginning of period	$11,597	$10,106
Additions	1,016	271
Reductions for warranty repair costs and adjustments	(1,908)	(870)
Balance at end of period	$10,705	$9,507

8. Income Taxes

The provision for income taxes is determined using an effective tax rate that is subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which the Company operates, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryovers. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will be adjusted in the period such determination is made.

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

The following table presents segment information (in thousands):

	Three months ended September 30,
	2008	2009
Revenues — by Segment:
Security division	$58,685	$47,335
Healthcare division	54,827	46,962
Optoelectronics and Manufacturing division, including intersegment revenues	44,882	45,791
Intersegment revenues elimination	(10,233)	(6,327)
Total	$148,161	$133,761
Revenues — by Geography:
North America	$106,190	$96,075
Europe	35,090	30,535
Asia	17,114	13,478
Intersegment revenues elimination	(10,233)	(6,327)
Total	$148,161	$133,761

	Three months ended September 30,
	2008	2009
Operating income (loss) — by Segment:
Security division	$3,048	$1,969
Healthcare division	(1,824)	1,495
Optoelectronics and Manufacturing division	3,863	3,461
Corporate	(4,185)	(3,280)
Eliminations (1)	178	553
Total	$1,080	$4,198

	June 30, 2009	September 30, 2009
Assets — by Segment:
Security division	$191,164	$193,184
Healthcare division	155,366	143,700
Optoelectronics and Manufacturing division	84,434	93,780
Corporate	47,633	47,810
Eliminations (1)	(3,769)	(3,215)
Total	$474,828	$475,259

(1)

Eliminations within operating income primarily reflect the change in the elimination of intercompany profit in inventory not-yet-realized; while the eliminations in assets reflect the amount of intercompany profits in inventory as of the balance sheet date. Such intercompany profit will be realized when inventory is shipped to the external customers of the Security and Healthcare divisions.

10. Subsequent Event

Subsequent events have been evaluated through October 27, 2009, the date the financial statements were issued. There were no items that would have a material impact to the financial statements presented in this Form 10-Q.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2009.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 — “Condensed Consolidated Financial Statements — Notes to Condensed Consolidated Financial Statements.”

Executive Summary

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (i) Security; (ii) Healthcare; and (iii) Optoelectronics and Manufacturing.

Security Division. Through our Security division, we design, manufacture, market and service security and inspection systems worldwide for sale primarily to federal, state and local and foreign government agencies. These products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 35% and 40% of our total consolidated revenues for the three months ended September 30, 2009 and 2008, respectively.

Following the September 11, 2001 terrorist attacks, worldwide spending for the development and acquisition of security and inspection systems increased in response to the attacks and has continued at high levels. This spending has had a favorable impact on our business. However, future levels of such spending could decrease as a result of changing budgetary priorities or could shift to products that we do not provide. Additionally, competition for contracts with government agencies has become more intense in recent years as new competitors and technologies have entered this market.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 35% and 37% of our total consolidated revenues for the three months ended September 30, 2009 and 2008, respectively.

The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. We also believe that the worldwide economic slowdown has caused some hospitals and healthcare providers to delay purchases of our products and services.  During this period of uncertainty, we anticipate lower sales of patient monitoring, diagnostic cardiology and anesthesia systems products than we have historically experienced, resulting in a negative impact on our sales. We cannot predict when the markets will recover and therefore when this period of delayed and diminished purchasing will end. A prolonged delay could have a material adverse effect on our business, financial condition and results of operations.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. Revenues from our Optoelectronics and Manufacturing division accounted for 30% and 23% of our total consolidated revenues for the three months ended September 30, 2009 and 2008, respectively.

For the three months ended September 30, 2009, we reported an operating profit of $4.2 million, as compared to $1.1 million for the comparable prior year period. We realized this $3.1 million year over year increase in operating profit despite a 10% decrease in total revenue during the same periods.  This improved profitability was driven primarily by a $7.5 million reduction in SG&A and R&D as a result of reducing our fixed cost structure by aggressive cost-cutting activities in fiscal 2009.  This effort was initiated when it became apparent to us that the worldwide economic slowdown was going to negatively impact our businesses, and in particular our Healthcare division.  In addition, in the first quarter of fiscal 2009, we recognized $0.8 million of non-recurring restructuring charges.  Overall, these cost savings more than offset the $5.2 million reduction in year-over-year gross profit as a result of the lower revenues in our Security and Healthcare divisions.

Results of Operations for the Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008 (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	Q1 2009	% of Net Sales	Q1 2010	% of Net Sales	$ Change	% Change
Security division	$58.7	40%	$47.3	35%	$(11.4)	(19)%
Healthcare division	54.8	37%	47.0	35%	(7.8)	(14)%
Optoelectronics and Manufacturing division	44.9	30%	45.8	34%	0.9	2%
Intersegment revenues	(10.2)	(7)%	(6.3)	(4)%	3.9	38%
Total revenues	$148.2		$133.8		$(14.4)	(10)%

Net revenues for the three months ended September 30, 2009, decreased $14.4 million, or 10%, to $133.8 million from $148.2 million for the comparable prior year period.

Revenues for the Security division for the three months ended September 30, 2009, decreased $11.4 million, or 19%, to $47.3 million, from $58.7 million for the comparable prior year period. The decrease was attributable to: (i) a $3.8 million decrease in sales of baggage and parcel inspection, people screening and hold baggage screening equipment; (ii) a $7.0 million decrease in sales of cargo and vehicle inspection systems primarily in North America; and (iii) a $0.6 million decrease in service revenue.

Revenues for the Healthcare division for the three months ended September 30, 2009, decreased $7.8 million, or 14%, to $47.0 million, from $54.8 million for the comparable prior year period. The decrease was primarily attributable to: (i) a $3.7 million decrease in patient monitoring revenues; (ii) a $0.9 million decreased in our anesthesia revenues primarily in sales to other manufacturers; and (iii) a $3.2 million decrease in the revenues of other product lines such as ambulatory blood pressure monitors, pulse oximeters and clinical trials services. Such decreases were mainly a consequence of the worldwide economic slowdown that began during fiscal 2009 and continued into the three months ended September 2009, and the inability of some of our customers, who rely on the credit or equity markets for access to capital, to fund purchases of our products and services.

Revenues for the Optoelectronics and Manufacturing division for the three months ended September 30, 2009, increased $0.9 million, or 2%, to $45.8 million, from $44.9 million for the comparable prior year period. This growth was primarily the result of an increase in contract manufacturing sales of $5.6 million including new orders under an existing defense-industry related contract as well as new customer contracts, and was partially offset by decreases in commercial optoelectronics sales of $4.7 million.  The decreases in commercial optoelectronics sales were also driven by unfavorable economic conditions.  In addition, for the three months ended

September 2009, the division recorded intercompany revenue of $ 6.3 million, compared to $10.2 million for the comparable prior year period.  This decrease resulted from lower sales by our Optoelectronics and Manufacturing division to both our Healthcare and Security divisions.  These fluctuations in intercompany sales are directionally consistent with the underlying businesses of our Security and Healthcare divisions. Intercompany sales by our Optoelectronics and Manufacturing division to our Security and Healthcare divisions are eliminated in consolidation.

Gross Profit

(in millions)	Q1 2009	% of Net Sales	Q1 2010	% of Net Sales
Gross profit	$49.7	33.5%	$44.5	33.3%

Gross profit decreased $5.2 million, or 10%, to $44.5 million for the three months ended September 30, 2009, from $49.7 million for the comparable prior year period, primarily as a result of the decreased revenues discussed above. Although the gross profit margin was nearly the same in the three months ended September 2009 as compared to the prior year, the gross profit margin was negatively impacted by changes in the mix of product sold, most notably the 14% decrease in revenues in our Healthcare division (products sold by our Healthcare division generally carry higher gross margins than products sold by our other divisions) and the increase in contract manufacturing sales by our Optoelectronics and Manufacturing division (contract manufacturing sales generally carry lower gross margins than other products sold by this or other divisions).  These negative factors were offset by manufacturing efficiencies gained through facility consolidations and cost-cutting activities undertaken over the past several quarters.

Operating Expenses

(in millions)	Q1 2009	% of Net Sales	Q1 2010	% of Net Sales	$ Change	% Change
Selling, general and administrative	$37.6	25.4%	$32.3	24.1%	$(5.3)	(14)%
Research and development	10.2	6.9%	8.0	6.0%	(2.2)	(22)%
Restructuring, and other charges	0.8	0.5%	—	—%	(0.8)	—%
Total operating expenses	$48.6	32.8%	$40.3	30.1%	$(8.3)	(17)%

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended September 30, 2009, SG&A expenses decreased by $5.3 million, or 14%, to $32.3 million, from $37.6 million for the comparable prior year period. This reduction in spending was a direct result of our ongoing cost containment initiatives and restructuring activities we have implemented company-wide, but which were most heavily focused in our Healthcare division. In addition, we continued to reduce spending in our Corporate segment by further reducing outside support related expenses.  Due to our ongoing cost containment and restructuring activities as well as focus on reducing support spending, our SG&A as a percentage of sales decreased to 24.1% in the three months ended September 2009, as compared to 25.4% in the three months ended September 2008.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. For the three months ended September 30, 2009, such expenses decreased $2.2 million, or 22%, to $8.0 million, from $10.2 million for the comparable prior year period. As a percentage of revenues, research and development expenses were 6.0% for the three months ended September 30, 2009, compared to 6.9% for the comparable prior year period. The decrease in research and development expenses for the three month period ended September 30, 2009 was primarily attributable to cost reduction efforts in our Healthcare division and R&D grant programs in our Security division.

Restructuring, and other charges. In response to the challenging economy, we initiated an aggressive cost-cutting plan in the first quarter of fiscal 2009 to reduce our fixed cost structure.  In conjunction with these efforts, we incurred restructuring charges of $0.5 million in our Healthcare division and $0.3 million in our Corporate segment for facility closure and employee severance during the first quarter of fiscal 2009.

Other Income and Expenses

(in millions)	Q1 2009	% of Net Sales	Q1 2010	% of Net Sales	$ Change	% Change
Interest expense	$1.0	0.7%	$0.7	0.5%	$(0.3)	(30)%
Interest income	(0.1)	(0.1)%	(0.1)	(0.1)%	—	—
Total other income and expense	$0.9	0.6%	$0.6	0.4%	$(0.3)	(33)%

Interest expense.  For the three months ended September 30, 2009, we incurred interest expense of $0.7 million, compared to $1.0 million for the comparable prior year period. This 30% decrease in interest expense was due to both lower, market-driven interest rates and the lower levels of borrowing as a result of the generation of significant positive cash flow from our operations.

Income taxes.  For the three months ended September 30, 2009, our income tax provision was $1.1 million, compared to $0.1 million for the comparable prior year period. Our effective tax rate for the three months ended September 30, 2009 was 30.2%, compared to 34.5% in the comparable prior year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among countries as well as due to the impact of permanent taxable differences.

Liquidity and Capital Resources

We have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $24.6 million at September 30, 2009, a decrease of $0.6 million from $25.2 million at June 30, 2009. The changes in our working capital and cash and cash equivalent balances during the three months ended September 30, 2009 are described below.

	June 30, 2009	September 30, 2009	% Change
Working capital	$187.6	$185.6	(1)%
Cash and cash equivalents	25.2	24.6	(2)%

Working Capital. The decrease in working capital is primarily due to decreases in inventory of $9.0 million, as a result of inventory reduction initiatives in all three divisions and timing of product shipments in our Optoelectronic and Manufacturing division, and increases in advances from customers of $4.8 million in our Security division.  These decreases were partially offset by (i) a corresponding decrease in our bank lines of credit of $1.8 million; (ii) a decrease in accrued payroll and employee benefits of $5.1 million; (iii) a $1.7 million decrease in accounts payable; and (iv) a $2.1 million increase in accounts receivable partially driven by revenue growth in Contract manufacturing in our Optoelectronics and Manufacturing division.

	Q1 2009	Q1 2010	% Change
Cash provided by operating activities	$14.7	$10.5	(29)%
Cash used in investing activities	(2.9)	(5.2)	(79)%
Cash used by financing activities	(9.9)	(6.3)	36%

Cash Used in Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, tax timing differences, and other items can significantly impact cash flows. Net cash provided by operations for the three months ended September 30, 2009 was $10.5 million, a $4.2 million reduction as compared to the $14.7 million generated in the comparable prior year period. The reduction was primarily due to the changes in working capital management in the current-year period versus the prior year period resulting in: (i) a $15.6 million decrease in cash from accounts receivable, primarily driven by the significant improvement we realized in the prior fiscal year in days-sales-outstanding; (ii)  a $9.6 million decrease in cash received as advances from customers; and (iii) a $2.1 million decrease in the change in deferred revenues.  These unfavorable changes in cash flow were partially offset by: (i) an $18.3 million reduction in the change in inventory; (ii) a $4.0 million reduction in the change in prepaid expenses and other current assets; and (iii) an increase in our net income of $0.3 million after giving consideration to various adjustments to net income for non-operating cash items, including depreciation and amortization, stock-based compensation, deferred taxes and provision for losses on accounts receivable, among others, for both periods.

Cash Used in Investing Activities. Net cash used in investing activities was $5.2 million for the three months ended September 30, 2009; an increase of $2.3 million as compared to $2.9 million used for the three months ended September 30, 2008. In the three months ended September 30, 2009, we used cash to acquire RAD Electronics, Inc for $3.2 million as compared to no acquisitions in the comparable prior year period.  During the three months ended September 30, 2009, we also invested $1.5 million in capital expenditures, compared to $2.2 million in capital expenditures during the comparable prior year period.

Cash Provided by Financing Activities. Net cash used in financing activities was $6.3 million for the three months ended September 30, 2009, compared to net cash used in financing activities of $9.9 million for the three months ended September 30, 2008. During the three months ended September 30, 2009, we paid down our revolving lines of credit by $1.8 million and we also paid down our ongoing scheduled debt and capital leases by an additional $6.1 million. In the prior year period, we paid down our revolving lines of credit by $9.4 million and we also paid down our ongoing scheduled debt and capital leases by an additional $2.1 million.   In addition, we received cash of $1.6 million in proceeds from the exercise of stock options, and purchase of stock under our employee stock purchase plan in both the three months ended September 30, 2009 and the comparable prior year period.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $44.4 million at September 30, 2009, a decrease of $8.0 million from $52.4 million at June 30, 2009.

We maintain a credit agreement with certain lenders allowing for initial borrowings of up to $124.5 million. The credit agreement consists of a $74.5 million, five-year, revolving credit facility (including a $45 million sub-limit for letters-of-credit) and a $50 million five-year term loan. Borrowings under the agreement bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (ii) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on our consolidated leverage ratio. As of September 30, 2009, the weighted-average interest rate under the credit agreement was 3.1%. Our borrowings under the credit agreement are guaranteed by our domestic subsidiaries and are secured by substantially all of our and our subsidiary guarantors’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type, including restrictions on our ability to pay cash dividends. As of September 30, 2009, $37.4 million was outstanding under the term loan, $2.0 million was outstanding under the revolving credit facility, and $29.1 million was outstanding under the letter-of-credit facility.

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of September 30, 2009, $18.8 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of September 30, 2009, the total amount available under these credit facilities was $26.1 million, with a total cash borrowing sub-limit of $6.0 million.

In fiscal 2005, we entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of September 30, 2009, $3.4 million remained outstanding under this loan at an interest rate of 1.7% per annum.

Our long-term debt consisted of the following (in thousands):

	June 30, 2009	September 30, 2009
Five-year term loan due in fiscal 2013	$42,763	$37,431
Twenty-year term loan due in fiscal 2024	3,533	3,356
Capital leases	1,354	1,187
Other	710	390
	48,360	42,364
Less current portion of long-term debt	8,557	8,497
Long-term portion of debt	$39,803	$33,867

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we can repurchase up to 3,000,000 shares of our common stock.  During the three months ended September 30, 2009, we did not repurchase any shares under this program and 711,205 shares were available for additional repurchase under the program as of September 30, 2009.

Dividend Policy

We have not paid cash dividends on our common stock in the past and have no plans to do so in the foreseeable future.

Contractual Obligations

Under the terms and conditions of the purchase agreements associated with the following acquisitions, we may be obligated to make additional payments:

In August 2002, we purchased a minority equity interest in CXR Limited. In June 2004, we increased our equity interest to approximately 75% and in December 2004, we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, we agreed to make certain royalty payments during the 18 years following the acquisition of its remaining interest. Royalty payments are based on the license of, or sales of products containing technology owned by CXR Limited. As of September 30, 2009, no royalty payments had been earned.

In January 2004, we acquired Advanced Research & Applications Corp. During the seven years following the acquisition, contingent consideration is payable based on net revenues of products developed prior to the acquisition, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of September 30, 2009, no contingent consideration had been earned.

In July 2005, we acquired InnerStep, B.S.E., Inc. During the seven years following the acquisition, contingent consideration is payable based on its profits before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of September 30, 2009, no contingent consideration had been earned.

In fiscal 2009, we acquired a company that offers services in connection with security inspection products. Contingent consideration is payable based on net receipts generated from new business during the three years following the acquisition, provided certain requirements are met. The contingent consideration is capped at $10.0 million. As of September 30, 2009, no contingent consideration had been earned.

During the first quarter of fiscal 2010, we acquired RAD Electronics, Inc.  During the four years following the acquisition, contingent consideration is payable based on the performance of its operations.  The contingent obligation is capped at $14.4 million.  Consistent with new accounting guidelines for acquisitions completed after January 1, 2009, the fair market value of contingent consideration deemed more-likely-than-not to be paid is recorded as a liability at the time of the acquisition.  As a result, we recorded $5.8 million as other long-term liabilities in the condensed consolidated financial statements as of September 30, 2009.

Contractual obligations are summarized below (in thousands):

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Total debt (excluding capital lease obligations)	$43,177	$9,827	$18,019	$12,958	$2,373
Capital lease obligations	$1,187	$477	$710	$—	$—
Operating leases	$39,035	$8,054	$17,231	$11,289	$2,461
Purchase obligations	$36,387	$31,810	$4,577	$—	$—
Total contractual obligations	$119,786	$50,168	$40,537	$24,247	$4,834
Other commercial commitments - letters of credits	$47,811	$26,535	$20,804	$—	$472

Off Balance Sheet Arrangements

As of September 30, 2009, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the three months ended September 30, 2009, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Finland, France, Germany, Italy and Greece (Euros), Singapore (Singapore dollars and U.S. dollars), Malaysia (Malaysian ringgits), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese renminbi), Canada (Canadian dollars), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at fiscal year-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income. Transaction gains and losses, which were included in our condensed consolidated statement of operations, amounted to a loss of approximately $0.1 million during the three months ended September 30, 2009, as compared to a gain of $0.8 million for the comparable prior year period. Furthermore, a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $1 million in first quarter of fiscal 2008. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $1 million in first quarter of fiscal 2010.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As discussed in Note 1 to the Consolidated Financials Statements, as of September 30, 2009, we had outstanding foreign currency forward contracts and an interest rate swap agreement, which were considered effective cash flow hedges in their entirety. As a result, the net losses on such derivative contracts have been reported as a component of other comprehensive income in the Consolidated Financials Statements and will be reclassified into net earnings when the hedged transactions settle.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three months ended September 30, 2009.

Interest Rate Risk

We utilize short-term and long-term financing and may use interest rate hedges to manage the effect of interest rate changes on our existing debt. As of September 30, 2009, we had an interest rate swap agreement outstanding as discussed above under “Use of Derivatives.”

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2009.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The discussion of our business and operations in this Quarterly Report on form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 27th day of October 2009.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and
Chief Financial Officer