Form 10-Q
period 2009-12-31
OSI SYSTEMS INC
filed 2010-01-28
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of January 26, 2010, there were 17,774,511 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.                                    Condensed Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2009	2009
ASSETS
Current Assets:
Cash and cash equivalents	$25,172	$27,568
Accounts receivable	110,453	117,134
Other receivables	2,950	2,334
Inventories	150,763	128,884
Deferred income taxes	20,128	21,435
Prepaid expenses and other current assets	13,777	14,710

Total current assets	323,243	312,065
Property and equipment, net	42,232	47,344
Goodwill	60,195	64,779
Intangible assets, net	32,451	32,559
Other assets	16,707	16,365

Total assets	$474,828	$473,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$4,000	$—
Current portion of long-term debt	8,557	7,572
Accounts payable	54,980	41,680
Accrued payroll and employee benefits	22,416	18,035
Advances from customers	12,863	22,220
Accrued warranties	10,106	10,170
Deferred revenue	8,880	7,719
Other accrued expenses and current liabilities	13,833	13,542
Total current liabilities	135,635	120,938
Long-term debt	39,803	30,938
Other long-term liabilities	23,390	29,463

Total liabilities	198,828	181,339
Commitment and contingencies (Note 7)
Shareholders’ Equity:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value—authorized, 100,000,000 shares; issued and outstanding, 17,411,569 at June 30, 2009 and 17,690,125 shares at December 31, 2009	225,297	231,306
Retained earnings	53,124	62,586
Accumulated other comprehensive loss	(2,421)	(2,119)
Total shareholders’ equity	276,000	291,773
Total liabilities and shareholders’ equity	$474,828	$473,112

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount data)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2009	2008	2009
Revenues	$159,042	$150,621	$307,203	$284,382
Cost of goods sold	104,623	94,256	203,149	183,550
Gross profit	54,419	56,365	104,054	100,832

Operating expenses:
Selling, general and administrative expenses	35,727	34,610	73,268	66,890
Research and development	8,669	10,353	18,882	18,342
Restructuring and other charges	2,798	607	3,599	607
Total operating expenses	47,194	45,570	95,749	85,839
Income from operations	7,225	10,795	8,305	14,993
Interest and other expense, net	(863)	(784)	(1,758)	(1,389)
Income before provision for income taxes	6,362	10,011	6,547	13,604
Provision for income taxes	2,200	3,059	2,253	4,142
Net income	$4,162	$6,952	$4,294	$9,462
Earnings per share:
Basic	$0.24	$0.39	$0.24	$0.54
Diluted	$0.24	$0.39	$0.24	$0.53
Shares used in per share calculation:
Basic	17,536	17,643	17,667	17,573
Diluted	17,558	18,014	17,765	17,906

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Six Months Ended December 31
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,294	$9,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,628	8,490
Stock based compensation expense	2,392	2,398
Provision (recovery) for losses on accounts receivable	2,497	(521)
Equity in earnings of unconsolidated affiliates	(1,255)	(323)
Deferred income taxes	(819)	(1,290)
Other	(12)	80
Changes in operating assets and liabilities:
Accounts receivable	12,488	(5,522)
Other receivables	(1,948)	1,986
Inventories	(13,983)	19,887
Prepaid expenses and other current assets	(8,435)	(987)
Accounts payable	18,874	(13,429)
Accrued payroll and related expenses	463	(2,146)
Advances from customers	8,005	9,763
Accrued warranties	(569)	121
Deferred revenue	2,315	(1,203)
Other accrued expenses and current liabilities	192	(3,378)
Net cash provided by operating activities	33,127	23,388
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(5,170)	(6,930)
Proceeds from the sale of property and equipment	30	4
Acquisition of businesses-net of cash acquired	—	(3,241)
Acquisition of intangible and other assets	(1,730)	(1,106)
Net cash used in investing activities	(6,870)	(11,273)
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of bank lines of credit	(3,005)	(4,000)
Payments on long-term debt	(2,860)	(9,450)
Net payments of capital lease obligations	(496)	(334)
Repurchase of treasury shares	(7,170)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,664	3,423
Net cash used in financing activities	(11,867)	(10,361)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,293	642
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,683	2,396
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,232	25,172
CASH AND CASH EQUIVALENTS - END OF PERIOD	$34,915	$27,568
Supplemental disclosure of cash flow information:
Interest paid	$1,875	$1,309
Income taxes paid	$2,271	$4,549

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

Through its Security division, the Company designs, manufactures, markets and services security and inspection systems worldwide, and provides turnkey security screening solutions. The Security division’s products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband and to screen people. These products and services are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

Through its Healthcare division, the Company designs, manufactures, markets and services patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems worldwide primarily under the “Spacelabs” trade name. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians offices, medical clinics and ambulatory surgery centers.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the Securities and Exchange Commission on August 28, 2009. The results of operations for the three months and six months ended December 31, 2009, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method. Stock options and warrants to purchase a total of 1.1 million and 1.2 million shares of common stock for the three months and six months ended December 31, 2009, respectively, were not included in diluted earnings per share calculations because to do so would have been antidilutive. Stock options and warrants to purchase a total of 3.3 million and 2.5 million shares of common stock for the three months and six months ended December 31, 2008, were not included in diluted earnings per share calculations because to do so would have been antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2009	2008	2009
Net income available to common shareholders	$4,162	$6,952	$4,294	$9,462
Weighted average shares outstanding — basic	17,536	17,643	17,667	17,573
Dilutive effect of stock options and warrants	22	371	98	333
Weighted average of shares outstanding — diluted	17,558	18,014	17,765	17,906
Basic earnings per share	$0.24	$0.39	$0.24	$0.54
Diluted earnings per share	$0.24	$0.39	$0.24	$0.53

Comprehensive Income

Comprehensive income/ (loss) is computed as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2009	2008	2009
Net income	$4,162	$6,952	$4,294	$9,462
Foreign currency translation adjustments	(13,112)	1,371	(19,519)	(205)
Unrealized net gain from derivative contracts	—	88	—	(111)
Reversal of (gains) losses on derivative contracts	85	296	140	296
Minimum pension liability adjustment	399	87	598	106
Changes in unrealized gains on investments	—	72	—	216
Comprehensive income (loss)	$(8,466)	$8,866	$(14,487)	$9,764

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company has determined that all of its marketable securities fall into the “Level 1” category, which values assets at the quoted prices in active markets for identical assets; while the Company’s derivative instruments fall into the “Level 2” category, which values assets and liabilities from observable inputs other than quoted market prices. As of December 31, 2009, the fair value of such assets was $3.7 million, while at June 30, 2009, the fair value was $2.9 million. There were no assets or liabilities for which “Level 3” valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As of December 31, 2009, the Company had outstanding foreign currency forward contracts totaling $7.3 million. In addition, to reduce the unpredictability of cash flows for interest payments related to variable, LIBOR-based debt, the Company has outstanding an interest rate swap agreement, under which the Company incurs interest expense based upon a fixed 1.69% rate index for a portion of its term loan. The interest rate swap matures in March 2012. Each of these derivative contracts is considered an effective cash flow hedge in its entirety. As a result, the net gains or losses on such derivative contracts have been reported as a component of other comprehensive income in the Consolidated Financial Statements and are reclassified into net earnings when the hedged transactions settle.

Business Combinations

On July 28, 2009, the Company completed the acquisition of certain assets and the assumption of certain liabilities of RAD Electronics, Inc. The acquired operations design and manufacture cable assemblies and printed circuit boards for original equipment manufacturers in the commercial electronics industry. The Company acquired accounts receivable, inventory, and fixed assets, as well as all of the patents, intellectual property and intangible assets used in the acquired operations, all in exchange for (i) a $3.2 million cash payment at the closing of the transaction and (ii) additional consideration that may become payable over the next four years depending on the performance of the acquired operations.  Under recently adopted guidelines for business combinations, the fair value of this contingent consideration was estimated to be $5.8 million and was recorded at the time of the acquisition as an other long-term liability in the condensed consolidated financial statements.  The final purchase price allocation and fair value of the contingent consideration was compiled with the assistance of a third-party valuation firm.  The resulting contingent liability shall be assessed and adjusted, if necessary, throughout the contingency period with changes in fair value being recognized in the consolidated statement of operations.  During the three months ended December 31, 2009, no adjustment to the contingent liability was required to be recorded.  The acquisition of RAD Electronics, Inc. was not considered material to the balance sheet as of December 31, 2009 and consolidated statement of operations for the three and six months ended December 31, 2009.

Recent Accounting Updates Not Yet Adopted

In October 2009, the Financial Accounting Standards Board issued an accounting standards update amending revenue recognition requirements for multiple-deliverable revenue arrangements.  This update provides guidance on separating the deliverables and on the method to measure and allocate arrangement consideration, particularly when the arrangement includes both products and services provided to the customers.  The update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2009	December 31, 2009
Accounts receivable
Trade receivables	$116,140	$122,845
Receivables related to long term contracts — unbilled costs and accrued profit on progress completed	1,209	835
Total	117,349	123,680
Less: allowance for doubtful accounts	(6,896)	(6,546)
Accounts receivable, net	$110,453	$117,134

The Company expects to bill and collect the receivables for unbilled costs and accrued profits at December 31, 2009, during the next twelve months.

	June 30, 2009	December 31, 2009
Inventories, net
Raw materials	$77,488	$68,866
Work-in-process	24,648	23,459
Finished goods	48,627	36,559
Total	$150,763	$128,884

	June 30, 2009	December 31, 2009
Property and equipment
Land	$5,426	$5,298
Buildings	8,927	8,809
Leasehold improvements	12,628	13,115
Equipment and tooling	48,659	56,782
Furniture and fixtures	4,802	4,933
Computer equipment	16,773	16,925
Software	11,032	12,513
Total	108,247	118,375
Less: accumulated depreciation and amortization	(66,015)	(71,031)
Property and equipment, net	$42,232	$47,344

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six month period ended December 31, 2009, are as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2009	$17,112	$35,736	$7,347	$60,195
Goodwill acquired during the period	—	—	4,597	4,597
Foreign currency translation adjustment	89	(122)	20	(13)
Balance as of December 31, 2009	$17,201	$35,614	$11,964	$64,779

Intangible assets consisted of the following (in thousands):

		June 30, 2009			December 31, 2009
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$9,754	$3,198	$6,556	$10,687	$3,574	$7,113
Patents	9 years	921	334	587	1,159	360	799
Core technology	10 years	2,224	977	1,247	2,152	1,053	1,099
Developed technology	13 years	17,360	7,169	10,191	17,319	8,062	9,257
Customer relationships/ backlog	7 years	9,456	4,876	4,580	10,474	5,508	4,966
Total amortizable assets		39,715	16,554	23,161	41,791	18,557	23,234
Non-amortizable assets:
Trademarks		9,290	—	9,290	9,325	—	9,325
Total intangible assets		$49,005	$16,554	$32,451	$51,116	$18,557	$32,559

Amortization expense related to intangibles assets was $2.0 million and $2.1 million for the six months ended December 31, 2008 and 2009, respectively; and $1.0 million and $1.1 million for the three months ended December 31, 2008 and 2009, respectively. At December 31, 2009, the estimated future amortization expense was as follows (in thousands):

2010 (remaining 6 months)	$2,063
2011	4,104
2012	4,065
2013	3,771
2014	2,589
2015	828
2016 and thereafter	5,814
Total	$23,234

4. Borrowings

The Company maintains a credit agreement with certain lenders allowing for initial borrowings of up to $124.5 million. The credit agreement consists of a $74.5 million, five-year, revolving credit facility (including a $64.5 million sub-limit for letters-of-credit) and a $50 million five-year term loan. Borrowings under the agreement bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (ii) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on the Company’s consolidated leverage ratio. As of December 31, 2009, the effective, weighted-average interest rate under the credit agreement was 3.07%. The Company’s borrowings under the credit agreement are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of December 31, 2009, $34.0 million was outstanding under the term loan, while no debt was outstanding under the revolving credit facility, and $31.1 million was outstanding under the letter-of-credit facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of December 31, 2009, $17.7 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of December 31, 2009, the total amount available under these credit facilities was $10.3 million, with a total cash borrowing sub-limit of $7.2 million

In fiscal 2005, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of December 31, 2009, $3.3 million remained outstanding under this loan at an interest rate of 1.8% per annum.

Long-term debt consisted of the following (in thousands):

	June 30, 2009	December 31, 2009
Five-year term loan due in fiscal 2013	$42,763	$33,998
Twenty-year term loan due in fiscal 2025	3,533	3,309
Capital leases	1,354	1,021
Other	710	182
	48,360	38,510
Less current portion of long-term debt	(8,557)	(7,572)
Long-term portion of debt	$39,803	$30,938

5. Stock-based Compensation

As of December 31, 2009, the Company maintained an equity participation plan and an employee stock purchase plan.

The Company recorded stock-based-compensation expense in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2009	2008	2009
Cost of goods sold	$48	$68	$108	$140
Selling, general and administrative	1,091	1,147	2,157	2,149
Research and development	59	55	127	109
Total stock-based compensation expense	$1,198	$1,270	$2,392	$2,398

As of December 31, 2009, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was approximately $9.4 million. The Company expects to recognize these costs over a weighted-average period of 2.8 years.

6. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2009	2008	2009
Service cost	$8	$27	$324	$34
Interest cost	58	45	138	86
Amortization of prior service cost	—	45	—	90
Expected return on plan assets	(43)	—	(71)	—
Amortization of net loss	21	35	47	62
Net periodic pension expense	$44	$152	$438	$272

For each of the three months ended December 31, 2008 and 2009, the Company made contributions of $0.1 million to these defined benefit plans. For the six months ended December 31, 2008 and 2009, the Company made contributions of $0.4 million and $0.2 million, respectively, to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For each of the three months ended December 31, 2008 and 2009, the Company made contributions of $0.7 million to these defined contribution plans. For each of the six months ended December 31, 2008 and 2009, the Company made contributions of $1.5 million to these defined contribution plans.

7. Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims and legal proceedings arising out of the ordinary course of business. In the Company’s opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on its financial position, future results of operations, or cash flows.  The Company has not accrued for loss contingencies relating to such matters because the Company believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s results of operations, financial position and/or liquidity could be material.

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with the following acquisitions, the Company may be obligated to make additional payments.

In fiscal 2003, the Company purchased a minority equity interest in CXR Limited. In June 2004, the Company increased its equity interest to approximately 75% and in December 2004, the Company acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, the Company agreed to make certain royalty payments during the 18 years following the acquisition of this remaining interest. Royalty payments are based on the license of, or sales of products containing, technology owned by CXR Limited. As of December 31, 2009, no royalty payments had been earned.

In fiscal 2004, the Company acquired Advanced Research & Applications Corp. During the seven years following the acquisition, contingent consideration is payable based on net revenues of products developed prior to the acquisition, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of December 31, no contingent consideration had been earned.

In fiscal 2006, the Company acquired InnerStep, B.S.E., Inc. During the seven years following the acquisition, contingent consideration is payable based on the profits of the business before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of December 31, 2009, no contingent consideration had been earned.

In fiscal 2009, the Company acquired S2 Global Inc., a company that offers turnkey security screening solutions in connection with the operation of security inspection products. Contingent consideration is payable based on net receipts generated from new business during the three years following the acquisition, provided certain requirements are met. The contingent consideration is capped at $10.0 million. As of December 31, 2009, no contingent consideration had been earned.

During the first quarter of fiscal 2010, the Company acquired RAD Electronics, Inc.  During the four years following the acquisition, contingent consideration is payable based on the performance of its operations.  The contingent obligation is capped at $14.4 million.

The fair market value of contingent consideration estimated to be paid was recorded as a liability at the time of the acquisition and shall be assessed and adjusted, if necessary, throughout the contingency period in accordance with generally accepted accounting standards.  As of December 31, 2009, the Company reported $5.8 million as other long-term liabilities in the condensed consolidated financial statements.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2009	2008	2009
Balance at beginning of period	$10,705	$9,507	$11,597	$10,106
Additions	1,189	1,726	2,204	1,997
Reductions for warranty repair costs	(2,186)	(1,063)	(4,093)	(1,933)
Balance at end of period	$9,708	$10,170	$9,708	$10,170

8. Income Taxes

The provision for income taxes is determined using an effective tax rate that is subject to fluctuations during the year as new information is obtained.  The assumptions used to estimate the annual effective tax rate includes factors such as the mix of pre-tax earnings in the various tax jurisdictions in which the Company operates, valuation allowances against deferred tax assets, increases or decreases in uncertain tax positions, utilization of research and development tax credits, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryovers. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made.

9. Segment Information

The Company operates in three identifiable industry segments: (i) Security, providing security and inspection systems, and turnkey security screening solutions; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems; and (iii) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for applications in the healthcare, defense and aerospace markets, among others. The Company also has a Corporate segment that includes executive compensation and certain other general and administrative expenses. Interest expense and certain expenses related to legal, audit and other professional service fees, are not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division comprises businesses that primarily supply components and subsystems to original equipment manufacturers, including to the businesses of the Security and Healthcare divisions. All intersegment sales are eliminated in consolidation.

The following table presents segment information (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2009	2008	2009
Revenues — by Segment:
Security division	$67,067	$59,092	$125,752	$106,427
Healthcare division	59,695	57,048	114,522	104,010
Optoelectronics and Manufacturing division, including intersegment revenues	44,745	43,663	89,626	89,454
Intersegment revenues elimination	(12,465)	(9,182)	(22,697)	(15,509)
Total	$159,042	$150,621	$307,203	$284,382

Revenues — by Geography:
North America	$110,714	$110,841	$216,903	$206,916
Europe	37,171	35,545	72,261	66,080
Asia	23,622	13,417	40,736	26,895
Intersegment revenues elimination	(12,465)	(9,182)	(22,697)	(15,509)
Total	$159,042	$150,621	$307,203	$284,382

Operating income(loss) — by Segment:
Security division	$4,846	$4,134	$7,894	$6,102
Healthcare division	2,285	5,808	460	7,303
Optoelectronics and Manufacturing division	3,195	3,257	7,057	6,718
Corporate	(2,712)	(2,689)	(6,896)	(5,969)
Eliminations (1)	(389)	285	(210)	839
Total	$7,225	$10,795	$8,305	$14,993

	June 30, 2009	December 31, 2009
Assets — by Segment:
Security division	$191,164	$201,227
Healthcare division	155,366	143,221
Optoelectronics and Manufacturing division	84,434	83,123
Corporate	47,633	48,471
Eliminations (1)	(3,769)	(2,930)
Total	$474,828	$473,112

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

10. Subsequent Events

The Company has evaluated its subsequent events through January 28, 2010, the filing date of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009.

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

Security Division. Through our Security division, we design, manufacture, market and service security and inspection systems, and provide turnkey security screening solutions worldwide for sale primarily to U.S. federal, state and local government agencies as well as to foreign customers. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 37% and 41% of our total consolidated revenues for the six months ended December 31, 2009 and 2008, respectively.

Following the September 11, 2001 terrorist attacks, worldwide spending for the development and acquisition of security and inspection systems increased in response to the attacks and has continued at high levels. This spending has had a favorable impact on our business. However, future levels of such spending could decrease as a result of changing budgetary priorities or could shift to products or services that we do not provide. Additionally, competition for contracts with government agencies has become more intense in recent years as new competitors and technologies have entered this market.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital.  Revenues from our Healthcare division accounted for 37% of our total consolidated revenues for the six months ended December 31, 2009 and 2008, respectively.

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

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. External revenues from our Optoelectronics and Manufacturing division accounted for 26% and 22% of our total consolidated revenues for the six months ended December 31, 2009 and 2008, respectively.

Consolidated Results. For the three months ended December 31, 2009, we reported an operating profit of $10.8 million, as compared to an operating profit of $7.2 million for the comparable prior-year period, which represents a 49% improvement over our prior-year performance, even though our revenue decreased by 5%.  This improvement was driven by a $2.0 million improvement in gross profit as a result of a 3.2% improvement in gross margin due to changes in product mix and manufacturing cost reductions, and was also driven by a $1.1 million reduction in selling, general and administrative (SG&A) expenses.  In addition to operational improvements, the reduced manufacturing costs and SG&A expenses resulted from the cost containment initiatives we have undertaken throughout the Company with particular emphasis in our Healthcare division.  In addition, non-recurring restructuring charges decreased by $2.2 during the three months ended December 31, 2009.  These improvements were partially offset by an increased investment in research and development (R&D) expenses of $1.7 million in support of new product introductions in both our Security and Healthcare divisions.

For the six months ended December 31, 2009, we reported an operating profit of $15.0 million, as compared to an operating profit of $8.3 million for the comparable prior-year period, which represents an 81% improvement over our prior-year performance. This $6.7 million improvement was primarily due to a $6.4 million reduction in SG&A expenses, as a result of our ongoing cost containment initiatives and due to reduced restructuring activities during the six months ended December 31, 2009, as compared to the comparable prior-year period.  In addition, for the six months ended December 31, 2009, R&D expenses were $0.5 million lower than in the comparable prior-year period.  The significant reduction in operating expenses and lower restructuring charges were partially offset by a $3.3 million, or 3%, decrease in gross profit, resulting primarily from a 7% revenue decrease during the six months ended December 31, 2009, as compared to the comparable prior-year period.

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008.

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	Q2 2009	% of Net Sales	Q2 2010	% of Net Sales	$ Change	% Change
Security division	$67.1	42%	$59.1	39%	$(8.0)	(12)%
Healthcare division	59.7	38%	57.0	38%	(2.7)	(5)%
Optoelectronics and Manufacturing division	44.7	28%	43.7	29%	(1.0)	(2)%
Intersegment revenues	(12.5)	(8)%	(9.2)	(6)%	3.3	26%
Total revenues	$159.0	100%	$150.6	100%	$(8.4)	(5)%

Net revenues for the three months ended December 31, 2009, decreased $8.4 million, or 5%, to $150.6 million, from $159.0 million for the comparable prior-year period.

Revenues for the Security division for the three months ended December 31, 2009, decreased $8.0 million, or 12%, to $59.1 million, from $67.1 million for the comparable prior-year period. The decrease was due to a 17% decrease in equipment sales, partially offset by a $1.5 million, or 13%, increase in revenue related to contracts to service such equipment. The decrease in equipment sales was due to timing of shipments as bookings during the quarter of $77.1 million exceeded sales during the quarter by 30% and bookings during the comparable prior-year period by 36%.  Increased bookings during the quarter were driven by increased demand for checked baggage screening systems, people screening systems and our cargo inspection equipment.  The increase in service revenue was due to the growing installed equipment base, from which we derive service revenues as warranty periods expire.

Revenues for the Healthcare division for the three months ended December 31, 2009, decreased $2.7 million, or 5%, to $57.0 million, from $59.7 million for the comparable prior-year period.  We believe this decrease was primarily due to the general economic downturn and the uncertainty of healthcare reform legislation which resulted in curtailed spending by U.S. hospitals.

Revenues for the Optoelectronics and Manufacturing division for the three months ended December 31, 2009, decreased by $1.0 million, or 2%, to $43.7 million, from $44.7 million for the comparable prior-year period.  Total revenues for the three months ended December 31, 2009, include external sales of $34.5 million, compared to $32.2 million in the comparable prior-year period.  This $2.3 million increase was primarily due to sales orders from a defense-industry related customer in our contract manufacturing business.  The $3.3 million decrease in intersegment sales resulted from lower sales to both our Security and Healthcare divisions, which is consistent with the decrease in revenues experienced by each of these divisions.  Such intersegment sales are eliminated in consolidation.

Gross Profit

(in millions)	Q2 2009	% of Net Sales	Q2 2010	% of Net Sales
Gross profit	$54.4	34.2%	$56.4	37.4%

Gross profit increased $2.0 million, or 4%, to $56.4 million for the three months ended December 31, 2009, from $54.4 million for the comparable prior-year period, even though revenue decreased by 5%.  The gross margin increased to 37.4%, from 34.2% over the comparable prior-year period. This increase was primarily attributable to manufacturing efficiencies gained through facility consolidation and operational improvement initiatives, and due to the favorable product mix of sales.

Operating Expenses

(in millions)	Q2 2009	% of Net Sales	Q2 2010	% of Net Sales	$ Change	% Change
Selling, general and administrative	$35.7	22.4%	$34.6	23.0%	$(1.1)	(3)%
Research and development	8.7	5.4%	10.4	6.9%	1.8	21%
Restructuring and other charges	2.8	1.8%	0.6	0.4%	(2.2)	(79)%
Total operating expenses	$47.2	29.6%	$45.6	30.3%	$(1.5)	(3)%

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses.  For the three months ended December 31, 2009, SG&A expenses decreased by $1.1 million, or 3%, to $34.6 million, from $35.7 million for the comparable prior-year period. This reduction in spending was a result of cost containment initiatives undertaken throughout the Company to better leverage our cost structure.

Research and development. Research and Development expenses include research related to new product development and product enhancement expenditures. For the three months ended December 31, 2009, such expenses increased $1.8 million, or 21%, to $10.4 million, from $8.6 million for the comparable prior-year period. As a percentage of revenues, R&D expenses were 6.9% for the three months ended December 31, 2009, compared to 5.4% for the comparable prior-year period. This increase in R&D expenses for the three month period ended December 31, 2009, resulted from an increase in R&D investment in our Security and Healthcare divisions in support of new product introductions.

Restructuring and other charges.  In response to the challenging worldwide economic conditions, we continued to optimize our cost structure and consolidate facilities during the second quarter of fiscal 2010.  In conjunction with these efforts, we incurred restructuring charges of $0.2 million in our Healthcare division and $0.4 million in our Optoelectronics and Manufacturing division for facility closure and employee severance during the three months ended December 31, 2009, as compared to incurring total restructuring charges of $2.8 million for the comparable prior-year period when more aggressive activity was initiated.

Other Income and Expenses

(in millions)	Q2 2009	% of Net Sales	Q2 2010	% of Net Sales	$ Change	% Change
Interest and other expense, net	$0.9	0.6%	$0.8	0.5%	$(0.1)	(11)%

Interest and other expense, net. For the three months ended December 31, 2009, interest and other expense, net, decreased due to lower, market-driven interest rates on our outstanding borrowings as well as to lower levels of borrowing as a result of the generation of positive cash flow from operations.

Income taxes. For the three months ended December 31, 2009, our income tax provision was $3.1 million, compared to an income tax provision of $2.2 million for the comparable prior-year period. Our effective tax rate for the three months ended December 31, 2009 was 30.6%, compared to 34.4% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008.

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	YTD Q2 2009	% of Net Sales	YTD Q2 2010	% of Net Sales	$ Change	% Change
Security division	$125.8	41%	$106.4	37%	$(19.4)	(15)%
Healthcare division	114.5	37%	104.0	37%	(10.5)	(9)%
Optoelectronics and Manufacturing division	89.6	29%	89.5	31%	(0.1)	0%
Intersegment revenues	(22.7)	(7)%	(15.5)	(5)%	7.2	32%
Total revenues	$307.2	100%	$284.4	100%	$(22.8)	(7)%

Net revenues for the six months ended December 31, 2009, decreased $22.8 million, or 7%, to $284.4 million from $307.2 million for the comparable prior-year period.

Revenues for the Security division for the six months ended December 31, 2009, decreased $19.4 million or 15%, to $106.4 million, from $125.8 million for the comparable prior-year period. The change was attributable to a 20% decrease in equipment sales, due in part to the timing of shipments, partially offset by a 4% increase in revenue related to contracts to service such equipment. The decrease in equipment sales was due to timing of shipments as bookings during the six months ended December 31, 2009 of $153.9 million exceeded sales during the period by 45% and bookings during the comparable prior-year period by 9%.  Increased bookings during the period were driven by increased demand for checked baggage screening systems and people screening systems.  The increase in service revenue was due to the growing installed equipment base, from which we derive service revenues as warranty periods expire.

Revenues for the Healthcare division for the six months ended December 31, 2009, decreased $10.5 million, or 9%, to $104.0 million, from $114.5 million for the comparable prior-year period. The decrease was primarily due to: (i) a $3.0 million decrease in patient monitoring revenues; (ii) a $3.7 million decreased in our anesthesia equipment sales revenue; and (iii) a $3.5 million decrease in the revenues of other product lines such as ambulatory blood pressure monitors and pulse oximeters.  We believe these decreases were primarily due to the general economic downturn and the uncertainty of healthcare reform legislation which resulted in curtailed spending by U.S. hospitals.

Revenues for the Optoelectronics and Manufacturing division for the six months ended December 31, 2009, were virtually unchanged at $89.5 million as compared to $89.6 million for the comparable prior-year period.  Total revenues for the six months ended December 31, 2009, include external sales of $74.0 million, compared to $66.9 million in the comparable prior-year period.  This $7.1 million increase was primarily due to sales orders from a defense-industry related customer in our contract manufacturing business.  The $7.2 million decrease in intersegment sales from $22.7 million to $15.5 million resulted from lower sales to both our Healthcare and Security divisions, which is directionally consistent with the decrease in revenues experienced by our Security and Healthcare divisions.  Such intersegment sales are eliminated in consolidation.

Gross Profit

(in millions)	YTD Q2 2009	% of Net Sales	YTD Q2 2010	% of Net Sales
Gross profit	$104.1	33.9%	$100.8	35.4%

Gross profit decreased $3.3 million, or 3%, to $100.8 million for the six months ended December 31, 2009, from $104.1 million for the comparable prior-year period. The change in gross profit is primarily the result of a 7% decrease in total revenues, which was partially offset by an improvement in our gross margin of 1.5%.  The increase in gross margin was primarily attributable to manufacturing efficiencies gained through facility consolidation and cost-cutting activities and due to a favorable product mix of sales.

Operating Expenses

(in millions)	YTD Q2 2009	% of Net Sales	YTD Q2 2010	% of Net Sales	$ Change	% Change
Selling, general and administrative	$73.3	23.9%	$66.8	23.5%	$(6.5)	(9)%
Research and development	18.9	6.1%	18.3	6.4%	(0.6)	(3)%
Restructuring and other charges	3.6	1.2%	0.6	0.2%	(3.0)	(83)%
Total operating expenses	$95.8	31.2%	$85.7	30.1%	$(10.1)	(11)%

Selling, general and administrative expenses. For the six months ended December 31, 2009, SG&A expenses decreased by $6.5 million, or 9%, to $66.8 million, from $73.3 million for the comparable prior-year period.  This reduction in spending was a result of our ongoing company-wide cost containment initiatives and due to restructuring activities that were most heavily focused on our Healthcare division.

Research and development. R&D expenses include research related to new product development and product enhancement expenditures. For the six months ended December 31, 2009, such expenses decreased $0.6 million, or 3%, to $18.3 million, from $18.9 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 6.4% for the six months ended December 31, 2009, compared to 6.1% for the comparable prior-year period. The decrease in R&D expenses for the six month period ended December 31, 2009, was primarily attributable to increased government funded R&D programs.

Restructuring and other charges. In response to the worldwide economic downturn, we initiated an aggressive cost-cutting plan in the first half of fiscal 2009 to reduce our fixed cost structure.  During the six months ended December 31, 2009, we continued this effort to further increase our operating efficiencies.  In conjunction with these efforts, we incurred restructuring charges of $0.2 million in our Healthcare division and $0.4 million in our Optoelectronics and Manufacturing division for facility closure and employee severance during the six months ended December 31, 2009, as compared to incurring restructuring charges of $3.6 million for the comparable prior-year period when more aggressive activity was initiated.

Other Income and Expenses

(in millions)	YTD Q2 2009	% of Net Sales	YTD Q2 2010	% of Net Sales	$ Change	% Change
Interest and other expense, net	$1.7	0.6%	$1.4	0.5%	$(0.3)	(18)%

Interest and other expense, net.  For the six months ended December 31, 2009, interest and other expense, net decreased by $0.3 million, to $1.4 million from $1.7 million for the comparable prior-year period, primarily due to lower, market-driven interest rates on our outstanding borrowings as well as lower levels of borrowing as a result of the generation of positive cash flow from operations.

Income taxes. For the six months ended December 31, 2009, our income tax provision was $4.1 million, compared to $2.3 million for the comparable prior-year period. Our effective tax rate for the six months ended December 31, 2009, was 30.5%, compared to 34.4% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $27.6 million at December 31, 2009, an increase of $2.4 million from $25.2 million at June 30, 2009. The changes in our working capital and cash and cash equivalent balances during the six months ended are described below.

(in millions)	June 30, 2009	December 31, 2009	% Change
Working capital	$187.6	$191.1	2%
Cash and cash equivalents	25.2	27.6	10%

Working Capital. Working capital increased primarily due to: (i) a $13.3 million decrease in accounts payable; (ii) a $6.7 million increase in accounts receivable; (iii) a $4.4 million decrease in accrued payroll and employee benefits; (iv) a $4.0 million reduction in our bank lines of credit; (v) a $2.4 million increase in cash and cash equivalents and (vi) a $1.5 million increase short term deferred tax assets. These increases to working capital were partially offset by: (i) a $21.9 million decrease in inventory, as a result of inventory reduction initiatives in all three divisions and (ii) a $9.4 million increase in advances by customers primarily in our Security division.

(in millions)	YTD Q2 2009	YTD Q2 2010	$ Change
Cash provided by operating activities	$33.1	$23.4	$(9.7)
Cash used in investing activities	(6.9)	(11.3)	(4.4)
Cash used in financing activities	(11.9)	(10.4)	1.5

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, tax timing differences, and other items can significantly impact cash flows. Net cash provided by operations for the six months ended December 31, 2009 was $23.4 million, a decrease of $9.7 million from the $33.1 million provided in the comparable prior-year period. This reduction in net cash provided was partially due to: (i) decreases in accounts payable of $32.3 million; (ii) an $18.0 million increase in accounts receivable and (iii) a $3.5 million reduction in deferred revenue.  These reductions in net cash provided were partially offset by an increase in our net income of $2.6 million for the six months ended December 31, 2009, after giving consideration to non-cash operating items including depreciation and amortization, stock-based compensation, deferred taxes and provision for losses on accounts receivable, among others, for both periods. Other sources of operating cash in the current year as compared to fiscal 2009 include: (i) a $33.9 million increase in net cash as a result of decreased inventory and (ii) an increase in net cash provided of $7.4 million from prepaid expenses and other current assets.

Cash Used in Investing Activities. Net cash used in investing activities was $11.3 million for the six months ended December 31, 2009, compared to $6.9 million for the six months ended December 31, 2008. During the six months ended December 31, 2009, we invested $6.9 million in capital expenditures as compared to $5.2 million during the comparable prior-year period. During the six months ended December 31, 2009, we also paid $3.2 million to acquire RAD Electronics, Inc. There were no acquisitions in the prior-year period.

Cash Used in Financing Activities. Net cash used in financing activities was $10.4 million for the six months ended December 31, 2009, compared to $11.9 million for the six months ended December 31, 2008. During the six months ended December 31, 2009, we paid down our revolving lines of credit by $4.0 million and our other debt and capital leases by $9.8 million.  We received $3.4 million in proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan which partially offset the debt payments.   In the prior-year period, we used $7.2 million in cash to repurchase 600,000 shares of our common stock and we paid down our revolving lines of credit by $3.0 million and our other debt and capital leases by $3.4 million.  We received $1.7 million in proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan in the prior period.

Borrowings

We maintain a credit agreement with certain lenders allowing for borrowings of up to $124.5 million. The credit agreement consists of a $74.5 million, five-year, revolving credit facility (including a $64.5 million sub-limit for letters-of-credit) and a $50 million five-year term loan. Borrowings under the agreement bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (ii) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on our consolidated leverage ratio. As of December 31, 2009, the effective, weighted-average interest rate under the credit agreement was 3.07%. Our borrowings under the credit agreement are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and are secured by substantially all of our assets and the assets of our subsidiary guarantors. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of December 31, 2009, $34.0 million was outstanding under the term loan, while no debt was outstanding under the revolving credit facility, and $31.1 million was outstanding under the letter-of-credit facility.

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of December 31, 2009, $17.7 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of December 31, 2009, the total amount available under these credit facilities was $10.3 million, with a total cash borrowing sub-limit of $7.2 million.

In December 2004, we entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis.  As of December 31, 2009, $3.3 million remained outstanding under this loan at an interest rate of 1.8% per annum.

Our long-term debt consisted of the following:

	June 30, 2009	December 31, 2009
Five-year term loan due in fiscal 2013	$42,763	$33,998
Twenty-year term loan due in fiscal 2025	3,533	3,309
Capital leases	1,354	1,021
Other	710	182
	48,360	38,510
Less current portion of long-term debt	8,557	7,572
Long-term portion of debt	$39,803	$30,938

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we can repurchase up to 3,000,000 shares of our common stock.  During the three months ended December 31, 2009, we did not repurchase any shares under this program, and 711,205 shares were available for additional repurchase under the program as of December 31, 2009.

Dividend Policy

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

Contractual Obligations

Under the terms and conditions of the purchase agreements associated with the following acquisitions, we may be obligated to make additional payments:

In August 2002, we purchased a minority equity interest in CXR Limited. In June 2004, we increased our equity interest to approximately 75% and in December 2004, we acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, we agreed to make certain royalty payments during the 18 years following the acquisition of its remaining interest. Royalty payments are based on the license of, or sales of products containing technology owned by CXR Limited. As of December 31, 2009, no royalty payments had been earned.

In January 2004, we acquired Advanced Research & Applications Corp. During the seven years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of December 31, 2009, no contingent consideration had been earned.

In July 2005, we acquired certain assets of InnerStep, B.S.E., Inc. During the seven years following the acquisition, contingent consideration is payable based on the profits of the business before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of December 31, 2009, no contingent consideration had been earned.

In fiscal 2009, we acquired S2 Global, Inc., which offers turnkey security screening solutions in connection with the operation of security inspection products.  Contingent consideration is payable based on net receipts generated from new business during the three years following the acquisition, provided certain requirements are met. The contingent consideration is capped at $10.0 million. As of December 31, 2009, no contingent consideration had been earned.

During the first quarter of fiscal 2010, we acquired RAD Electronics, Inc.  During the four years following the acquisition, contingent consideration is payable based on the performance of its operations.  The contingent obligation is capped at $14.4 million.  Consistent with new accounting guidelines for acquisitions completed after January 1, 2009, the fair market value of contingent consideration deemed more-likely-than-not to be paid is recorded as a liability at the time of the acquisition.  As a result, $5.8 million is recorded as other long-term liabilities in the condensed consolidated financial statements as of December 31, 2009.

Off Balance Sheet Arrangements

As of December 31, 2009, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.                                    Quantitative and Qualitative Disclosures about Market Risk

For the six months ended December 31, 2009, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Finland, France, Germany, Italy and Greece (Euros), Singapore (Singapore dollars and U.S. dollars), Malaysia (Malaysian ringgits), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese renminbi), Canada (Canadian dollars), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (AOCI). Transaction gains and losses, which were included in our condensed consolidated statement of operations, amounted losses of approximately $0.5 million and $0.2 million during the three months ended December 31, 2009 and 2008, respectively.  For the six months ended December 31, 2009, we incurred losses of $0.6 million as compared to gains of $0.6 million for the comparable prior-year period. Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $2 million in the second quarter of fiscal 2010. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $2 million in the second quarter of fiscal 2010.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As discussed in Note 1 to the condensed consolidated financial statements, as of December 31, 2009, we had outstanding foreign currency forward contracts and an interest rate swap agreement, which were considered effective cash flow hedges in their entirety. As a result, the net gains on such derivative contracts have been reported as a component of other comprehensive income in the condensed consolidated financial statements and will be reclassified into net earnings when the hedged transactions settle.

Importance of International Markets

International markets provide us with significant growth opportunities. However, the following events, among others, could adversely affect our financial results in subsequent periods: periodic or prolonged economic downturns in different regions of the world, changes in trade policies, tariffs and other laws and wars and other forms of political instability. We continue to perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing in local currencies in many foreign business transactions, we are at risk with respect to foreign currency fluctuations.

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and six months ended December 31, 2009.

Interest Rate Risk

We classify all highly liquid investments with maturity of three months or less as cash equivalents and record them in the balance sheet at fair value.

Item 4.                                    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2009.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.                                    Exhibits

10.1	Third Amendment to Credit Agreement and Consent, dated December 16, 2009, between Wachovia Bank, N.A. and OSI Systems, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 28th day of January 2010.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer