Form 10-Q
period 2010-03-31
OSI SYSTEMS INC
filed 2010-04-27
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-23125

OSI SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0238801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of April 23, 2010, there were 18,246,719 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.                                    Condensed Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	March 31,
	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$25,172	$46,337
Accounts receivable, net	110,453	112,787
Other receivables	2,950	4,445
Inventories	150,763	122,804
Deferred income taxes	20,128	21,623
Prepaid expenses and other current assets	13,777	19,839

Total current assets	323,243	327,835
Property and equipment, net	42,232	51,307
Goodwill	60,195	64,257
Intangible assets, net	32,451	32,082
Other assets	16,707	18,506

Total assets	$474,828	$493,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$4,000	$—
Current portion of long-term debt	8,557	9,670
Accounts payable	54,980	40,347
Accrued payroll and employee benefits	22,416	19,993
Advances from customers	12,863	29,380
Accrued warranties	10,106	9,942
Deferred revenue	8,880	7,563
Other accrued expenses and current liabilities	13,833	14,605
Total current liabilities	135,635	131,500
Long-term debt	39,803	28,392
Other long-term liabilities	23,390	28,930

Total liabilities	198,828	188,822
Commitment and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value—authorized, 100,000,000 shares; issued and outstanding, 17,411,569 at June 30, 2009 and 18,246,719 shares at March 31, 2010	225,297	240,923
Retained earnings	53,124	68,696
Accumulated other comprehensive loss	(2,421)	(4,454)
Total stockholders’ equity	276,000	305,165
Total liabilities and stockholders’ equity	$474,828	$493,987

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount data)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2010	2009	2010
Revenues	$144,095	$145,401	$451,298	$429,783
Cost of goods sold	94,264	92,184	297,413	275,734
Gross profit	49,831	53,217	153,885	154,049

Operating expenses:
Selling, general and administrative expenses	34,406	34,789	107,674	101,679
Research and development	8,572	9,129	27,454	27,471
Restructuring and other charges	2,401	946	6,000	1,553
Total operating expenses	45,379	44,864	141,128	130,703
Income from operations	4,452	8,353	12,757	23,346
Interest expense and other income, net	(583)	175	(2,341)	(1,214)
Income before provision for income taxes	3,869	8,528	10,416	22,132
Provision for income taxes	1,296	2,416	3,549	6,558
Net income	$2,573	$6,112	$6,867	$15,574

Earnings per share:
Basic	$0.15	$0.34	$0.39	$0.88
Diluted	$0.15	$0.33	$0.39	$0.85
Shares used in per share calculation:
Basic	17,336	18,066	17,557	17,737
Diluted	17,396	18,772	17,624	18,219

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended March 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,867	$15,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,820	13,208
Stock based compensation expense	3,895	3,685
Provision (recoveries) for losses on accounts receivable	5,153	(417)
Equity in earnings of unconsolidated affiliates	(549)	(402)
Deferred income taxes	(880)	(1,703)
Other	133	120
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	16,892	(2,493)
Other receivables	(1,152)	249
Inventories	(19,347)	22,079
Prepaid expenses and other current assets	(2,420)	(6,231)
Accounts payable	9,116	(14,501)
Accrued payroll and related expenses	1,032	429
Advances from customers	6,524	17,870
Accrued warranties	(213)	70
Deferred revenue	2,694	(1,334)
Other accrued expenses and current liabilities	(451)	(6,344)
Net cash provided by operating activities	40,114	39,859
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(9,354)	(12,402)
Proceeds from the sale of property and equipment	56	35
Acquisition of business-net of cash acquired	—	(3,241)
Acquisition of intangible and other assets	(3,105)	(2,225)
Net cash used in investing activities	(12,403)	(17,833)
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of bank lines of credit	(9,353)	(4,000)
Payments on long-term debt	(4,274)	(9,527)
Net payments of capital lease obligations	(731)	(495)
Proceeds from exercise of stock options and employee stock purchase plan	3,255	11,751
Repurchase of common shares	(7,388)	—
Net cash used in financing activities	(18,491)	(2,271)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,199	1,410
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,419	21,165
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,232	25,172
CASH AND CASH EQUIVALENTS - END OF PERIOD	$28,651	$46,337
Supplemental disclosure of cash flow information:
Interest paid	$2,504	$1,885
Income taxes paid	$3,769	$5,756

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, unless specified)

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

Through its Healthcare division, the Company designs, manufactures, markets and services patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems worldwide primarily under the “Spacelabs” trade name. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians’ offices, medical clinics and ambulatory surgery centers.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the Securities and Exchange Commission on August 28, 2009. The results of operations for the three months and nine months ended March 31, 2010, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method. Stock options, restricted stock and warrants to purchase a total of 0.7 million shares of common stock for the nine months ended March 31, 2010, were not included in diluted earnings per share calculations because to do so would have been anti-

dilutive. Stock options and warrants to purchase a total of 2.1 million shares of common stock for the three months and nine months ended March 31, 2009, were not included in diluted earnings per share calculations because to do so would have been anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2010	2009	2010
Net income available to common stockholders	$2,573	$6,112	$6,867	$15,574

Weighted average shares outstanding — basic	17,336	18,066	17,557	17,737
Dilutive effect of stock options and warrants	60	706	67	482
Weighted average of shares outstanding — diluted	17,396	18,772	17,624	18,219

Comprehensive Income

Comprehensive income/ (loss) is computed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2010	2009	2010
Net income	$2,573	$6,112	$6,867	$15,574
Foreign currency translation adjustments	(2,199)	(1,560)	(21,579)	(1,765)
Minimum pension liability adjustment	(42)	(153)	556	(48)
Other	(162)	(623)	(162)	(220)
Comprehensive income (loss)	$170	$3,776	$(14,318)	$13,541

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company has determined that all of its marketable securities and investments held in retirement benefit plans fall into the “Level 1” category, which values assets at the quoted prices in active markets for identical assets.  The fair value of these assets totaled $6.6 million as of March 31, 2010 and $3.2 million as of June 30, 2009.  The Company’s derivative instruments fall into the “Level 2” category, which values assets and liabilities from observable inputs other than quoted market prices.  The fair value of the Company’s derivative instruments totaled $(0.2) million as of March 31, 2010 and $ (0.3) million as of June 30, 2009. There were no assets or liabilities for which “Level 3” valuation techniques were used and there were no assets or liabilities measured at fair value on a non-recurring basis.

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As of March 31, 2010, the Company had outstanding foreign currency forward contracts totaling $1.2 million. These forward contracts were not considered cash flow hedges, thus, the changes in the estimated fair values of these contracts were recorded as other expense in the condensed consolidated financial statements.  In addition, to reduce the unpredictability of cash flows for interest payments related to variable, LIBOR-based debt, the Company has outstanding an interest rate swap agreement under which the Company incurs interest expense based upon a fixed 1.69% rate for a portion of its term loan. The interest rate swap matures in March 2012. The interest rate derivative contract was considered an effective cash flow hedge. As a result, the net gain or loss on such derivative contract has been reported as a component of other comprehensive income in the condensed consolidated financial statements and will be reclassified into net earnings when the hedged transaction settles.

Business Combinations

On July 1, 2009 the Company adopted Accounting Standards Codification, Topic 805, “Business Combinations” (“ASC 805”), which requires the use of significant estimates and assumptions, including fair value estimates, as of the business combination date. Under this method of accounting the Company recognizes separately from goodwill the identifiable assets acquired and the liabilities assumed at the acquisition date fair value. Costs incurred to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and are charged to general and administrative expense as they are incurred.

The Company made an acquisition during the first quarter of fiscal year 2010 that was not considered material as of nor for the three and nine months ended March 31, 2010.  The fair value of contingent consideration related to this acquisition was estimated to be $5.8 million and was recorded at the time of the acquisition as a component of other long-term liabilities in the condensed consolidated balance sheet.  During the three months ended March 31, 2010, the fair value of this contingent liability was reduced to $5.1 million.  The $0.7 million associated with this reduction was recorded as other income in the condensed consolidated statement of operations.

Recent Accounting Updates Not Yet Adopted

In October 2009, the Financial Accounting Standards Board issued an accounting standards update amending revenue recognition requirements for multiple-deliverable revenue arrangements.  This update provides guidance about how to properly separate multiple deliverables and the appropriate method for measuring and allocating consideration from such arrangements, particularly for sales that include both products sold and services rendered.  The update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts:

	June 30, 2009	March 31, 2010
Accounts receivable
Trade receivables	$116,140	$118,052
Receivables related to long term contracts — unbilled costs and accrued profit on progress completed	1,209	1,429
Total	117,349	119,481
Less: allowance for doubtful accounts	(6,896)	(6,694)
Accounts receivable, net	$110,453	$112,787

The Company expects to bill and collect the receivables for unbilled costs and accrued profits at March 31, 2010, during the next twelve months.

	June 30, 2009	March 31, 2010
Inventories, net
Raw materials	$77,488	$69,483
Work-in-process	24,648	17,503
Finished goods	48,627	35,818
Total	$150,763	$122,804

	June 30, 2009	March 31, 2010
Property and equipment
Land	$5,426	$5,055
Buildings	8,927	8,568
Leasehold improvements	12,628	13,317
Equipment and tooling	48,659	62,149
Furniture and fixtures	4,802	4,811
Computer equipment	16,773	17,272
Software	11,032	13,137
Total	108,247	124,309
Less: accumulated depreciation and amortization	(66,015)	(73,002)
Property and equipment, net	$42,232	$51,307

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine month period ended March 31, 2010, are as follows:

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2009	$17,112	$35,736	$7,347	$60,195
Goodwill acquired during the period	—	—	4,597	4,597
Foreign currency translation adjustment	(209)	(353)	27	(535)
Balance as of March 31, 2010	$16,903	$35,383	$11,971	$64,257

Intangible assets consisted of the following:

		June 30, 2009			March 31, 2010
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$9,754	$3,198	$6,556	$11,261	$3,764	$7,497
Patents	9 years	921	334	587	1,338	372	966
Core technology	10 years	2,224	977	1,247	2,016	1,037	979
Developed technology	13 years	17,360	7,169	10,191	17,237	8,487	8,750
Customer relationships/ backlog	7 years	9,456	4,876	4,580	10,434	5,804	4,630
Total amortizable assets		39,715	16,554	23,161	42,286	19,464	22,822
Non-amortizable assets:
Trademarks		9,290	—	9,290	9,260	—	9,260
Total intangible assets		$49,005	$16,554	$32,451	$51,546	$19,464	$32,082

Amortization expense related to intangibles assets was $2.9 million and $3.1 million for the nine months ended March 31, 2009 and 2010, respectively; and $1.1 million and $1.0 million for the three months ended March 31, 2009 and 2010.  At March 31, 2010, the estimated future amortization expense was as follows:

2010 (remaining 3 months)	$1,033
2011	4,110
2012	4,061
2013	3,778
2014	2,596
2015	1,116
2016 and thereafter	6,128
Total	$22,822

4. Borrowings

The Company maintains a credit agreement with certain lenders allowing for initial borrowings of up to $124.5 million. The credit agreement consists of a $74.5 million, five-year, revolving credit facility (including a $64.5 million sub-limit for letters-of-credit) and a $50 million five-year term loan. Borrowings under the agreement bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (ii) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on the Company’s consolidated leverage ratio. As of March 31, 2010, the effective, weighted-average interest rate under the credit agreement was 2.35%. The Company’s borrowings under the credit agreement are guaranteed by substantially all of the Company’s direct and indirect wholly-owned subsidiaries and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of March 31, 2010, $34.0 million was outstanding under the term loan, while no debt was outstanding under the revolving credit facility, and $41.1 million was outstanding under the letter-of-credit facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of March 31, 2010, $10.8 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of March 31, 2010, the total amount available under these credit facilities was $10.3 million, with a total cash borrowing sub-limit of $7.0 million.

In fiscal 2005, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of March 31, 2010, $3.0 million remained outstanding under this loan at an interest rate of 1.85% per annum.

Long-term debt consisted of the following:

	June 30, 2009	March 31, 2010
Five-year term loan due in fiscal 2013	$42,763	$33,981
Twenty-year term loan due in fiscal 2025	3,533	3,048
Capital leases	1,354	859
Other	710	174
	48,360	38,062
Less current portion of long-term debt	(8,557)	(9,670)
Long-term portion of debt	$39,803	$28,392

5. Stock-based Compensation

As of March 31, 2010, the Company maintained an equity participation plan and an employee stock purchase plan.

The Company recorded stock-based-compensation expense, before the impact of income taxes, in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2010	2009	2010
Cost of goods sold	$123	$89	$231	$229
Selling, general and administrative	1,320	1,130	3,477	3,279
Research and development	60	68	187	177
Total	$1,503	$1,287	$3,895	$3,685

As of March 31, 2010, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans was approximately $8.3 million. The Company expects to recognize this cost over a weighted-average period of 2.6 years.

6. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2010	2009	2010
Service cost	$183	$2	$534	$36
Interest cost	54	61	191	147
Amortization of prior service cost	—	103	—	193
Expected return on plan assets	(39)	—	(111)	—
Amortization of net loss	20	62	67	124
Net periodic pension expense	$218	$228	$681	$500

For each of the three months ended March 31, 2009 and 2010, the Company made contributions of $0.1 million to these defined benefit plans.  For each of the nine months ended March 31, 2009 and 2010, the Company made contributions of $0.3 million  to these defined benefit plans.

In addition, the Company maintains various defined contribution plans.  For the three months ended March 31, 2009 and 2010, the Company made contributions of $0.6 million and $1.0 million, respectively, to these defined contribution plans. For the nine months ended March 31, 2009 and 2010, the Company made contributions of $2.1 million and $2.6 million, respectively, to these defined contribution plans.

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

Contingent Acquisition Obligations

As a result of current and prior year acquisitions, the Company may have payment obligations based on the achievement by the acquired operations of certain sales and profitability milestones.   Some of the purchase agreements the Company has entered into do not put a cap on the total payments that may be earned, or a deadline for such payments. For acquisitions accounted for under Statement of Financial Accounting Standards 141, Business Combinations, the Company accounts for such contingent payments as an addition to the purchase price of the acquired company. For acquisitions accounted for under ASC 805, the estimated fair value of these obligations is recorded as a liability in the consolidated balance sheet with subsequent revisions reflected in the consolidated statements of operations. As of March 31, 2010, the condensed consolidated balance sheet includes $5.1 million related to the estimated fair value of contingent liabilities.

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

During one investigation, the Company discovered soil and groundwater contamination at its Hawthorne, California facility. The Company filed the requisite reports concerning this problem with the appropriate environmental authorities in fiscal 2001. The Company has yet to receive any response to such reports, and no agency action or litigation is presently pending or threatened. The Company’s site was previously used by other companies for semiconductor manufacturing similar to that presently conducted on the site by the Company’s operations, and it is not presently known who is responsible for the contamination or, if required, the remediation. The groundwater contamination is a known regional problem, not limited to the Company’s premises or its immediate surroundings.

The Company has also been informed of soil and groundwater evaluation efforts at a facility that its Ferson Technologies subsidiary previously leased in Ocean Springs, Mississippi. Ferson Technologies occupied the facility until October 2003. The Company believes that the owner and previous occupants of the facility have primary responsibility for any remediation that may be required and the Company has an agreement with the facility’s owner under which the owner is responsible for remediation of pre-existing conditions. However, as site evaluation efforts are still in progress, and may be for some time, the Company is unable at this time to ascertain whether Ferson Technologies bears any exposure for remediation costs under applicable environmental regulations.

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

The following table presents changes in warranty provisions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2010	2009	2010
Balance at beginning of period	$9,708	$10,170	$11,597	$10,106
Additions	1,065	606	3,269	2,603
Reductions for warranty repair costs	(756)	(834)	(4,849)	(2,767)
Balance at end of period	$10,017	$9,942	$10,017	$9,942

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

9. Segment Information

The Company operates in three identifiable industry segments: (i) Security, providing security and inspection systems and turnkey security screening solutions; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems; and (iii) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for applications in the healthcare, defense and aerospace markets, among others. The Company also has a Corporate segment that includes executive compensation and certain other general and administrative expenses. Interest expense and certain expenses related to legal, audit and other professional service fees, are not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division comprises businesses that primarily supply components and subsystems to original equipment manufacturers, including to the businesses of the Security and Healthcare divisions. All intersegment sales are eliminated in consolidation.

The following table presents segment information:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2010	2009	2010
Revenues — by Segment:
Security division	$56,495	$69,341	$182,247	$175,768
Healthcare division	50,376	45,910	164,898	149,920
Optoelectronics and Manufacturing division, including intersegment revenues	48,811	38,177	138,438	127,631
Intersegment revenues elimination	(11,587)	(8,027)	(34,285)	(23,536)
Total	$144,095	$145,401	$451,298	$429,783
Revenues — by Geography:
Americas	$107,586	$105,091	$324,491	$312,007
Europe	29,307	31,732	101,568	97,812
Asia	18,789	16,605	59,524	43,500
Intersegment revenues elimination	(11,587)	(8,027)	(34,285)	(23,536)
Total	$144,095	$145,401	$451,298	$429,783
Operating income (loss) — by Segment:
Security division	$3,248	$7,096	$11,142	$13,198
Healthcare division	2,226	1,706	2,687	9,009
Optoelectronics and Manufacturing division	4,185	1,504	11,243	8,222
Corporate	(4,952)	(2,390)	(11,849)	(8,359)
Eliminations (1)	(255)	437	(466)	1,276
Total	$4,452	$8,353	$12,757	$23,346

	June 30, 2009	March 31, 2010
Assets — by Segment:
Security division	$191,164	$206,900
Healthcare division	155,366	135,802
Optoelectronics and Manufacturing division	84,434	84,583
Corporate	47,633	69,195
Eliminations (1)	(3,769)	(2,493)
Total	$474,828	$493,987

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

Security Division. Through our Security division, we design, manufacture, market and service security and inspection systems, and provide turnkey security screening solutions worldwide for sale primarily to U.S. federal, state and local government agencies as well as to foreign customers. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 40% and 41% of our total consolidated revenues for the nine months ended March 31, 2009 and 2010, respectively.

Following the September 11, 2001 terrorist attacks, worldwide spending for the development and acquisition of security and inspection systems increased in response to the attacks.  This increased spending has continued as a result of subsequent terrorist attempts and attacks throughout the world, including the attempted bombing of a Delta Airlines flight in December 2009.  This spending has had a favorable impact on our business. However, future levels of such spending could decrease as a result of changing budgetary priorities or could shift to products or services that we do not provide. Additionally, competition for contracts with government agencies has become more intense in recent years as new competitors and technologies have entered this market.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information through wired and wireless networks to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or accessing such information from outside the hospital.  Revenues from our Healthcare division accounted for 37% and 35% of our total consolidated revenues for the nine months ended March 31, 2009 and 2010, respectively.

The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. We also believe that the worldwide economic slowdown has caused some hospitals and healthcare providers to delay purchases of such products and services.  During this period of uncertainty, we anticipate lower sales of patient monitoring, diagnostic cardiology and anesthesia systems products than we have historically experienced, resulting in a negative impact on our sales. We cannot predict when the markets will recover and therefore when this period of delayed and diminished purchasing will end. A prolonged delay could have a material adverse effect on our business, financial condition and results of operations.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography, fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. External revenues from our Optoelectronics and Manufacturing division accounted for 23% and 24% of our total consolidated revenues for the nine months ended March 31, 2009 and 2010, respectively.

Consolidated Results. For the three months ended March 31, 2010, we reported an operating profit of $8.4 million, as compared to $4.5 million for the comparable prior-year period, which represents an 87% improvement over our prior-year performance, while our revenue increased by 1%.  This $3.9 million improvement was primarily driven by a $3.4 million improvement in gross profit as a result of a 2.0% increase in gross margin due to changes in our product mix as well cost reductions resulting from cost containment initiatives we have been undertaking throughout our company, but primarily in our Healthcare division. In addition, non-recurring restructuring charges decreased by $1.5 million during the three months ended March 31, 2010.  This reduction was partially offset by an increased investment in research and development (R&D) expenses of $0.6 million in support of new product introductions in both our Security and Healthcare divisions as well as increased selling, general and administrative (SG&A) expenses of $0.4 million, or 1%, primarily in our Security division to support the 23% year-over-year growth in Security division revenues experienced during the quarter.

For the nine months ended March 31, 2010, we reported an operating profit of $23.3 million, as compared to $12.8 million for the comparable prior-year period, which represents an 82% improvement over our prior-year performance. This $10.5 million improvement was primarily due to a $5.9 million reduction in SG&A expenses, as a result of our ongoing cost containment initiatives and due to a $4.5 million reduction in restructuring activities during the nine months ended March 31, 2010, as compared to the comparable prior-year period.  Despite a year-over-year reduction in revenue of 5% for the nine months ended March 31, 2010, our gross margin increased by 1.7%, resulting in comparable gross profit due to changes in product mix and manufacturing cost reductions resulting from the cost containment initiatives we have been undertaking throughout our company, but primarily in our Healthcare division.  For the nine months ended March 31, 2010, R&D expenses were unchanged as compared to the comparable prior-year period.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	Q3 2009	% of Net Sales	Q3 2010	% of Net Sales	$ Change	% Change
Security division	$56.5	39%	$69.3	48%	$12.8	23%
Healthcare division	50.4	35	45.9	32	(4.5)	(10)
Optoelectronics and Manufacturing division	48.8	34	38.2	26	(10.6)	(22)
Intersegment revenues	(11.6)	(8)	(8.0)	(6)	3.6	31
Total revenues	$144.1	100%	$145.4	100%	$1.3	1%

Net revenues for the three months ended March 31, 2010, increased $1.3 million, or 1%, to $145.4 million, from $144.1 million for the comparable prior-year period.

Revenues for the Security division for the three months ended March 31, 2010, increased $12.8 million, or 23%, to $69.3 million, from $56.5 million for the comparable prior-year period. The increase was primarily due to an $11.8 million, or 26%, increase in equipment sales, driven by growth in people screening and baggage screening products, which was partially offset by a 31% reduction in revenues from our cargo inspection products.  In addition, service revenues increased by $1.0 million, or 9%, due to the growing installed base of products from which we derive service revenue as warranty periods expire.

Revenues for the Healthcare division for the three months ended March 31, 2010, decreased $4.5 million, or 10%, to $45.9 million, from $50.4 million for the comparable prior-year period.  We believe these decreases were primarily due to the general economic downturn which has led many customers to extend the life of existing products by delaying the purchase of new products.

Revenues for the Optoelectronics and Manufacturing division for the three months ended March 31, 2010, decreased by $10.6 million, or 22%, to $38.2 million, from $48.8 million for the comparable prior-year period.  Total revenues for the three months ended March 31, 2010, include external sales of $30.2 million, compared to $37.2 million in the comparable prior-year period.  This $7.0 million decrease was driven by lower revenue in our contract manufacturing business, primarily due to lower sales to a defense-industry customer.  The $3.6 million decrease in intersegment sales resulted from lower sales to both our Security and Healthcare divisions, which is consistent with the decrease in revenues experienced by our Healthcare division and an increased emphasis on inventory management undertaken by our Security division, which, despite the aforementioned growth in sales within our Security division, has reduced inventory levels during the quarter.  Such intersegment sales are eliminated in consolidation.

Gross Profit

(in millions)	Q3 2009	% of Net Sales	Q3 2010	% of Net Sales
Gross profit	$49.8	34.6%	$53.2	36.6%

Gross profit increased $3.4 million, or 7%, to $53.2 million for the three months ended March 31, 2010, from $49.8 million for the comparable prior-year period on sales growth of 1%.  The gross margin increased to 36.6%, from 34.6% over the comparable prior-year period. This increase was primarily attributable to manufacturing efficiencies gained through facility consolidation and operational improvement initiatives, and due to a more favorable sales product mix.

Operating Expenses

(in millions)	Q3 2009	% of Net Sales	Q3 2010	% of Net Sales	$ Change	% Change
Selling, general and administrative	$34.4	23.9%	$34.8	23.9%	$0.4	1%
Research and development	8.5	5.9	9.1	6.3	0.6	7
Restructuring and other charges	2.4	1.7	0.9	0.6	(1.5)	(63)%
Total operating expenses	$45.3	31.5%	$44.8	30.8%	$(0.5)	(1)%

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses.  For the three months ended March 31, 2010, SG&A expenses increased by $0.4 million, or 1%, to $34.8 million, from $34.4 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses for the three months ended March 31, 2010, were consistent with the comparable prior year period.  This increase in spending was primarily attributable to an increase in SG&A costs to support revenue growth in the Security division, partially offset by lower spending throughout other parts of our company as a result of cost containment initiatives we have been undertaking to better leverage our cost structure.

Research and development. Research and development expenses include research related to new product development and product enhancement expenditures. For the three months ended March 31, 2010, such expenses increased $0.6 million, or 7%, to $9.1 million, from $8.5 million for the comparable prior-year period. As a percentage of revenues, R&D expenses were 6.3% for the three months ended March 31, 2010, compared to 5.9% for the comparable prior-year period. This increase in R&D expenses for the three month period ended March 31, 2010, resulted from an increase in our Security and Healthcare divisions in support of new product introductions.

Restructuring and other charges. In response to challenging worldwide economic conditions, we continued to optimize our cost structure and consolidate facilities during the third quarter of fiscal 2010, although at a slower rate than in the prior fiscal year.  Such efforts resulted in restructuring charges of $0.5 million in our Security division, $0.3 million in our Optoelectronics and Manufacturing division and $0.1 million in our Corporate segment for facility closure and employee severance costs during the three months ended March 31, 2010.

Interest expense and other income, net

(in millions)	Q3 2009	% of Net Sales	Q3 2010	% of Net Sales	$ Change	% Change
Interest expense and other income, net	$(0.6)	(0.4)%	$0.1	0.1%	$0.7	117%

Interest expense and other income, net.  For the three months ended March 31, 2010, the $0.7 million improvement in interest expense and other income, net, resulted from lower, market-driven interest rates on our outstanding borrowings as well as lower levels of borrowing as a result of the generation of positive cash flow from operations and a reduction in a contingent liability related to an acquisition that was recorded as other income.

Income taxes. For the three months ended March 31, 2010, our income tax provision was $2.4 million, compared to $1.3 million for the comparable prior-year period. Our effective tax rate for the three months ended March 31, 2010, decreased to 28.3%, compared to 33.5% in the comparable prior-year period.  Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such tax jurisdictions as well as due to the impact of permanent taxable differences.  The lower effective tax rate primarily resulted from the reduced impact of permanent differences (which tend to increase the tax rate) as we achieved higher levels of profitability.

Nine months Ended March 31, 2010 Compared to Nine months Ended March 31, 2009.

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	YTD Q3 2009	% of Net Sales	YTD Q3 2010	% of Net Sales	$ Change	% Change
Security division	$182.2	40%	$175.8	41%	$(6.4)	(4)%
Healthcare division	164.9	37	149.9	35	(15.0)	(9)
Optoelectronics and Manufacturing division	138.4	31	127.6	30	(10.8)	(8)
Intersegment revenues	(34.2)	(8)	(23.5)	(6)	10.7	31
Total revenues	$451.3	100%	$429.8	100%	$(21.5)	(5)%

Net revenues for the nine months ended March 31, 2010, decreased $21.5 million, or 5%, to $429.8 million, from $451.3 million for the comparable prior-year period.

Revenues for the Security division for the nine months ended March 31, 2010, decreased $6.4 million, or 4%, to $175.8 million, from $182.2 million for the comparable prior-year period.  The decrease was attributable to a 6% decrease in baggage and parcel inspection and cargo screening systems, partially offset by growth in our people screening and hold baggage inspection systems.  This decrease in revenue was due primarily to the timing of shipments, since bookings during the nine months ended March 31, 2010, increased by 27% as compared to the prior year period.   The decrease in equipment sales was partially offset by a 6% increase in service revenue stemming from a growing installed base, from which we derive service revenue as warranty periods expire.

Revenues for the Healthcare division for the nine months ended March 31, 2010, decreased $15.0 million, or 9%, to $149.9 million, from $164.9 million for the comparable prior-year period. We believe these decreases were primarily due to the general economic downturn, which has led many customers to extend the life of existing products by delaying the purchase of new products.

Revenues for the Optoelectronics and Manufacturing division for the nine months ended March 31, 2010, decreased by $10.8 million, or 8%, to $127.6 million as compared to $138.4 million for the comparable prior-year period.  Total revenues for the nine months ended March 31, 2010, include external sales of $104.1 million, compared to $104.2 million in the comparable prior-year period.  The $10.7 million decrease in intersegment sales from $34.2 million to $23.5 million resulted from lower sales to both our Healthcare and Security divisions, which is directionally consistent with the decrease in revenues experienced by our Security and Healthcare divisions and the increased emphasis on inventory management undertaken by our Security division, which has reduced inventory levels during the current fiscal year.  Such intersegment sales are eliminated in consolidation.

Gross Profit

(in millions)	YTD Q3 2009	% of Net Sales	YTD Q3 2010	% of Net Sales
Gross profit	$153.9	34.1%	$154.0	35.8%

Despite a 5% reduction in sales, our gross margin increased to 35.8% from 34.1% for the comparable prior-year period, an improvement of 1.7% resulting in comparable gross profit between periods.  The increase in gross margin was primarily attributable to manufacturing efficiencies gained through facility consolidation and operational improvement initiatives, as well as a favorable product mix in both our Security and Healthcare divisions.

Operating Expenses

(in millions)	YTD Q3 2009	% of Net Sales	YTD Q3 2010	% of Net Sales	$ Change	% Change
Selling, general and administrative	$107.6	23.8%	$101.7	23.7%	$(5.9)	(5)%
Research and development	27.5	6.1	27.5	6.4	—	—
Restructuring and other charges	6.0	1.4	1.5	0.3	(4.5)	(75)
Total operating expenses	$141.1	31.3%	$130.7	30.4%	$(10.4)	(7)%

Selling, general and administrative expenses. For the nine months ended March 31, 2010, SG&A expenses decreased by $5.9 million, or 5%, to $101.7 million, from $107.6 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses for the three months ended March 31, 2010, were consistent with the comparable prior year period.   This reduction in spending was a result of cost containment initiatives undertaken throughout our company to better leverage our cost structure.

Research and development. R&D expenses include research related to new product development and product enhancement expenditures. For the nine months ended March 31, 2010, such expenses were unchanged at $27.5 million as we continued to aggressively develop new products.

Restructuring and other charges. In response to the worldwide economic downturn, we initiated an exhaustive review of our cost structures and then implemented a company-wide cost-cutting plan in the first half of fiscal 2009.  During fiscal 2010, we continued this effort to further increase our operating efficiencies, although at a slower rate than in the prior fiscal year.  Such efforts resulted in restructuring charges of $0.5 million in our Security division, $0.2 million in our Healthcare division, $0.7 million in our Optoelectronics and Manufacturing division and $0.1 million in our Corporate segment for facility closure and employee severance costs during the nine months ended March 31, 2010.

Interest expense and other income, net

(in millions)	YTD Q3 2009	% of Net Sales	YTD Q3 2010	% of Net Sales	$ Change	% Change
Interest expense and other income, net	$2.4	0.5%	$1.2	0.3%	$(1.2)	(50)%

Interest expense and other income, net.  For the nine months ended March 31, 2010, the $1.2 million improvement in interest expense and other income, net, resulted from lower market-driven interest rates on our outstanding borrowings as well as lower levels of borrowing as a result of the generation of positive cash flow from operations, and a reduction in a contingent liability related to acquisitions that was recorded as other income during the third quarter of fiscal 2010.

Income taxes. For the nine months ended March 31, 2010, our income tax provision was $6.6 million, compared to $3.5 million for the comparable prior-year period. Our effective tax rate for the nine months ended March 31, 2010 decreased to 29.6%, compared to 34.1% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among tax jurisdictions as well the impact of permanent taxable differences.  The lower effective tax rate resulted primarily from the reduced impact of permanent differences (which tend to increase the tax rate), as we achieved higher levels of profitability.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $46.3 million at March 31, 2010, an increase of $21.1 million from $25.2 million at June 30, 2009. The changes in our working capital and cash and cash equivalent balances during the nine months ended March 31, 2010, are described below.

(in millions)	June 30, 2009	March 31, 2010	% Change
Working capital	$187.6	$196.3	5%
Cash and cash equivalents	25.2	46.3	84

Working Capital. Working capital increased primarily due to: (i) a $21.1 million increase in cash and cash equivalents; (ii) a $14.6 million decrease in accounts payable; (iii) a $6.1 million increase in prepaid expenses and other current assets; (iv) a $4.0 million reduction in our bank lines of credit; (v) a $2.4 million decrease in accrued payroll and other employee benefits; (vi) a $2.3 million increase in accounts receivable and (vii) a $1.5 million increase in short term deferred tax assets. These increases to working capital were partially offset by: (i) a $28.0 million decrease in inventory, as a result of inventory reduction initiatives in all three divisions and (ii) a $16.5 million increase in advances by customers, primarily in our Security division.

(in millions)	YTD Q3 2009	YTD Q3 2010	$ Change
Cash provided by operating activities	$40.1	$39.9	$(0.2)
Cash used in investing activities	(12.4)	(17.8)	(5.4)
Cash used in financing activities	(18.5)	(2.3)	16.2

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, tax timing differences, working capital requirements and other items can significantly impact cash flows. Net cash provided by operations for the nine months ended March 31, 2010 was $39.9 million, virtually flat as compared to the $40.1 million provided in the comparable prior-year period.  The various drivers of operating cash flows during the current fiscal year period as compared to the prior year include: (i) a decrease in accounts payable of $23.6 million; (ii) a $19.4 million increase in accounts receivable; (iii) a decrease in other accrued expenses and current liabilities of $5.9 million; (iv) a decrease in deferred revenue of $4.0 million and (v) an increase in prepaid and other current assets of $3.8 million.  These reductions in net cash provided were offset by an increase in our net income of $2.6 million for the nine months ended March 31, 2010, after giving consideration to non-cash operating items including depreciation and amortization, stock-based compensation, deferred taxes and provision for losses on accounts receivable, among others, for both periods. Other sources of operating cash in the current year as compared to fiscal 2009 include: (i) a $41.4 million increase in net cash as a result of decreased inventory and (ii) an increase in net cash of $11.3 million from advances from customers primarily of our Security division.

Cash Used in Investing Activities. Net cash used in investing activities was $17.8 million for the nine months ended March 31, 2010, compared to $12.4 million for the nine months ended March 31, 2009. During the nine months ended March 31, 2010, we invested $12.4 million in capital expenditures as compared to $9.4 million during the comparable prior-year period. Such increase was primarily due to the manufacture of cargo screening systems destined for use in connection with the provision of turn-key cargo screening services for the Puerto Rico Port Authority.  During the nine months ended March 31, 2010, we also paid $3.2 million related to an acquisition. There were no acquisitions in the prior-year period.

Cash Used in Financing Activities. Net cash used in financing activities was $2.3 million for the nine months ended March 31, 2010, compared to $18.5 million for the nine months ended March 31, 2009. During the nine months ended March 31, 2010, we paid down our revolving lines of credit by $4.0 million and our other debt and capital leases by $10.0 million.  We received $11.8 million in proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan, which partially offset the debt payments.   In the prior-year period, we used $7.4 million in cash to repurchase 619,768 shares of our common stock and we paid down our revolving lines of credit by $9.4 million and our other debt and capital leases by $5.0 million.  We received $3.3 million in proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan in the prior period.

Borrowings

We maintain a credit agreement with certain lenders allowing for borrowings of up to $124.5 million. The credit agreement consists of a $74.5 million, five-year, revolving credit facility (including a $64.5 million sub-limit for letters-of-credit) and a $50 million five-year term loan. Borrowings under the agreement bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (ii) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on our consolidated leverage ratio. As of March 31, 2010, the effective, weighted-average interest rate under the credit agreement was 2.35%. Our borrowings under the credit agreement are guaranteed by substantially all of our direct and indirect wholly-owned subsidiaries and are secured by substantially all of our assets and the assets of our subsidiary guarantors. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of March 31, 2010, $34.0 million was outstanding under the term loan, while no debt was outstanding under the revolving credit facility, and $41.1 million was outstanding under the letter-of-credit facility.

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of March 31, 2010, $10.8 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of March 31, 2010, the total amount available under these credit facilities was $10.3 million, with a total cash borrowing sub-limit of $7.0 million.

In December 2004, we entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis.  As of March 31, 2010, $3.0 million remained outstanding under this loan at an interest rate of 1.85% per annum.

Our long-term debt consisted of the following:

	June 30, 2009	March 31, 2010
Five-year term loan due in fiscal 2013	$42,763	$33,981
Twenty-year term loan due in fiscal 2025	3,533	3,048
Capital leases	1,354	859
Other	710	174
	48,360	38,062
Less current portion of long-term debt	(8,557)	(9,670)
Long-term portion of debt	$39,803	$28,392

We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, and establishing strategic relationships with and investing in other companies. We may decide to use cash, investments, and our revolving line of credit facility to fund such activities in the future.

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we can repurchase up to 3,000,000 shares of our common stock.  During the nine months ended March 31, 2010, we did not repurchase any shares under this program and 711,205 shares were available for additional repurchase under the program as of March 31, 2010.

Dividend Policy

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Except as discussed below, there have been no significant changes in those obligations during the first nine months of fiscal 2010.

As a result of current and prior year acquisitions, we may have payment obligations based on the achievement by the acquired operations of certain sales and profitability milestones. Some of the purchase agreements we have entered into do not include a cap on the total payments that may be earned, or a deadline for such payments. For acquisitions accounted for under Statement of Financial

Accounting Standards 141, “Business Combinations,” we account for any such contingent payments as an addition to the purchase price of the acquired company. For acquisitions accounted for under ASC 805, the estimated fair value of these obligations will be recorded as a liability in the consolidated balance sheet with subsequent revisions reflected in the consolidated statements of operations. As of March 31, 2010, the condensed consolidated balance sheet includes $5.1 million related to the estimated fair value of contingent liabilities under ASC 805.

Off Balance Sheet Arrangements

As of March 31, 2010, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.                                    Quantitative and Qualitative Disclosures about Market Risk

For the nine months ended March 31, 2010, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Finland, France, Germany, Italy and Greece (Euros), United Kingdom (U.K. pounds), Norway (Norwegian kroners), Cyprus (Cypriot pounds and U.S. dollars), Singapore (Singapore dollars and U.S. dollars), Malaysia (Malaysian ringgits), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese renminbi), Canada (Canadian dollars), Mexico (Mexican pesos), and Australia (Australian dollars). Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (AOCI).  The condensed consolidated statements of operations included transaction losses of approximately $1.6 million and $2.2 million for the three and nine months ended March 31, 2010 compared to transaction gains of $0.2 million and $0.6 million for the comparable prior-year periods. Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $1 million in the third quarter of fiscal 2010. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $1 million in the third quarter of fiscal 2010.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As discussed in Note 1 to the condensed consolidated financial statements, as of March 31, 2010, we had outstanding foreign currency forward contracts that were not considered cash flow hedges, thus, the changes in the estimated fair values of these contracts were recorded as other expense in the condensed consolidated financial statements.  In addition, we had an interest rate swap agreement, which was considered an effective cash flow hedges, thus, the net gain or loss on such contract has been reported as a component of other comprehensive income in the condensed consolidated financial statements and will be reclassified into net earnings when the hedged transaction settles.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and nine months ended March 31, 2010.

Interest Rate Risk

We classify all highly liquid investments with maturity of three months or less as cash equivalents and record them in the balance sheet at fair value.

Item 4.                                    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Item 5.                                    Other Information

We held our last Annual Meeting of Shareholders (Annual Meeting) on March 5, 2010.  We will hold our next Annual Meeting on December 1, 2010, a date that is more than 30 days from the anniversary of the date of our last Annual Meeting.  Stockholders desiring to submit proposals for inclusion in our company’s proxy materials for our next Annual Meeting will be accepted if they are delivered to us on or prior to June 25, 2010.  Proposals should be addressed to our company, c/o Secretary, OSI Systems, Inc., 12525 Chadron Avenue, Hawthorne, CA 90250 and must comply with Rule 14a-8 of the Securities Exchange Act of 1934, as amended.  Proposals received after such deadline or otherwise not in compliance with Rule 14a-8 will not be considered for inclusion.

In addition, because the date of our next Annual Meeting is more than 30 days before the anniversary of the date of our last Annual Meeting, our company’s Bylaws provide that if a stockholder, rather than including a proposal in our company’s proxy statement as discussed above, commences his or her own proxy solicitation for the next Annual Meeting or seeks to nominate a candidate for election or propose business for consideration at such meeting, notice by the stockholder to be timely must be so delivered, or mailed and received, not later than the 90th day prior to such Annual Meeting.  Stockholder notices regarding such proxy solicitations should be addressed to our company, c/o Secretary, OSI Systems, Inc., 12525 Chadron Avenue, Hawthorne, CA 90250 and must comply with our company’s Bylaws.  Notices received after such deadline or otherwise not in compliance with our Bylaws shall not be considered at the Annual Meeting.

Item 6.                                    Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 26th day of April 2010.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer