Form 10-K
period 2010-06-30
OSI SYSTEMS INC
filed 2010-08-27
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Common Stock, $0.001 par value

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold on December 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $185,022,676.

The number of shares outstanding of the registrant’s Common Stock as of August 24, 2010 was 18,404,606.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders (to be filed subsequently) are incorporated by reference into Part III.

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

General

OSI Systems, Inc., together with its subsidiaries, is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products in diversified markets, including homeland security, healthcare, defense and aerospace. Our company was originally incorporated in 1987 in California. In March 2010, we reincorporated our company in the State of Delaware. Our principal office is located at 12525 Chadron Avenue, Hawthorne, California 90250.

We have three operating divisions: (a) Security, providing security and inspection systems; (b) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for the Security and Healthcare divisions, as well as for applications in the defense and aerospace markets, among others.

Through our Security division, we design, manufacture and market security and inspection systems worldwide to end users under the “Rapiscan Systems” trade name. Rapiscan Systems products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband, and to screen people. These products are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems products fall into four categories: baggage and parcel inspection; cargo and vehicle inspection; hold (checked) baggage screening; and people screening. Our Security division also offers turnkey security screening services under the “S2 Global” trade name.

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

Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), telecommunications and industrial automation. We sell our optoelectronic devices under the “OSI Optoelectronics” trade name and perform our electronics manufacturing services under the “OSI Electronics” trade name. We provide our optoelectronic devices and electronics manufacturing services to original equipment manufacturers, as well as to our own Security and Healthcare divisions.

In fiscal 2010, revenues from the Security division amounted to $251.5 million, or approximately 42% of our revenues; revenues from the Healthcare division amounted to $206.6 million, or approximately 35% of our revenues; and third-party revenues from the Optoelectronics and Manufacturing division amounted to $137.1 million, or approximately 23% of revenues. Additional financial information concerning reporting segments and geographic areas is available in to our Consolidated Financial Statements, Note 15.

Industry Overview

We sell our security and inspection systems and patient monitoring, diagnostic cardiology and anesthesia systems primarily to end-users, while we design and manufacture our optoelectronic devices and value-added subsystems primarily for original equipment manufacturers.

Security.    A variety of technologies are currently used worldwide in security and inspection applications, including transmission and backscatter X-ray, computed tomography, metal detection, trace detection, gamma-ray, passive millimeter wave, and neutron analysis. We believe that the market for security and inspection products will continue to be affected by the threat of terrorist incidents and by new government mandates and appropriations for security and inspection products in the United States and internationally.

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

Certain of the government sponsored initiatives in the United States, such as the U.S. Customs and Border Protection Container Security Initiative and the Customs-Trade Partnership Against Terrorism, have also stimulated security programs in other areas of the world because the U.S. initiatives call on other nations to bolster their port security strategies, including acquiring or improving their security and inspection equipment. The international market for non-intrusive inspection equipment, therefore, continues to expand as countries that ship goods directly to the United States participate in such programs and as they choose to procure equipment in order to secure their own borders, transportation networks, facilities and other venues.

Congress also passed legislation that mandates the inspection of international maritime cargo destined for the United States, domestic civil aviation cargo, and for radiological and nuclear threats in cargo entering the United States. Certain of our cargo and vehicle inspection systems are already being used internationally and by the U.S. government to comply with these mandates.

Following recommendations outlined in the “9/11 Commission Report,” issued by the National Commission on Terrorist Attacks Upon the United States, the U.S. Department of Homeland Security now requires the screening of all cargo carried on passenger airlines in the United States. Several of our hold (checked) baggage and cargo screening systems have been approved by the U.S. Department of Homeland Security for this purpose and are being procured and used by freight forwarders, airlines, transportation companies and other businesses to fulfill their compliance requirements.

Following an attempted bombing on a Northwest airlines flight destined for Detroit, Michigan on Christmas Day 2009, on which a passenger tried to detonate explosives concealed beneath the passenger’s clothing, the U.S. Government initiated the widespread deployment of advanced imaging technology systems (body-scanners)—such as our Secure 1000 system—to U.S. airport checkpoints. These systems are used to detect both metallic and non-metallic threat objects concealed in or under clothing. This incident also prompted foreign governments to initiate similar deployments at other airports across the world.

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

In addition, the U.S. Department of Defense has begun to invest more heavily in technologies and services that screen would-be attackers before they are able to harm U.S. and allied forces. These technologies include products that can screen personnel, vehicles and other containers for the presence of explosives, improvised explosive devices (IEDs), weapons and other contraband.

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

Optoelectronics and Manufacturing.    Our optoelectronic devices are used in a wide variety of applications for diversified markets including the aerospace and defense, avionics, medical imaging and diagnostic, biochemistry analysis, pharmaceutical, nanotechnology, telecommunications, construction and homeland security markets. Medical applications for our devices include diagnostic and imaging products, computed tomography (CT) scanners, patient monitoring equipment, optometry instrumentation, and glucose monitors. Aerospace and defense applications for our devices include satellite navigation sensors, laser guided munitions systems, range finders, weapons simulation systems, computer peripherals and other applications that require the conversion of optical signals into electronic signals. Homeland security applications for our devices include X-ray-based and other detection systems. Our optoelectronic devices and value-added subsystems are also used in a wide variety of measurement control, monitoring and industrial applications and are key components in telecommunications technologies. We also offer electronics manufacturing services to our optoelectronics customers, as well as to our Security and Healthcare divisions. We have recently expanded such services by providing full turn-key and box-build manufacturing services, in which we provide product design and development, supply chain management, and production manufacturing services.

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

Capitalizing on the Growing Market for Security and Inspection Systems.    Heightened attentiveness to terrorist and other security threats may continue to drive growth in the market for security and inspection systems, not only in transportation security, but also at ports and border crossings, government installations, military facilities and public event venues. The trend toward increased screening of goods entering and departing from ports has resulted and many continue to result in growth in the market for cargo inspection systems and turnkey security screening services that are capable of screening shipping containers for contraband and assisting customs officials in the verification of shipping manifests. Package and cargo screening by freight forwarders, airlines and air cargo companies represents a growing sector, as new regulations in the U.S. and Europe require such screening in certain circumstances. In addition, the U.S. Congress recently concluded, as evidence by the American Recovery and Reinvestment Act of 2009, that public sector investment in security and inspection systems can help to stimulate growth in the U.S. economy. Following an attempted bombing on a Northwest airlines flight destined for Detroit, Michigan on Christmas Day 2009, on which a passenger tried to detonate explosives concealed beneath his clothing, the U.S. Government initiated the widespread deployment of advanced imaging technologies—such as the Secure 1000 body scanner that we offer—to screen passengers at aviation checkpoints. We intend to continue to expand our sales and marketing efforts both domestically and internationally, We further intend to capitalize on opportunities to replace, service and upgrade existing security installations as well as to offer turnkey security screening services in which we operate or assist in the operation of the installations. Finally, we also intend to continue to develop new security and inspection technologies, such as our real time tomography products, and to enhance our current product and services offerings through internal research and development and selective acquisitions in order to better address new applications and security industry demands.

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

Acquiring New Technologies and Companies.    Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have developed expertise in our various lines of business and other areas through internal research and development efforts as well as through selective acquisitions. As a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications, we have consistently looked for acquisition opportunities to broaden our technological expertise and capabilities, lower our manufacturing costs or facilitate our entry into new markets.

Products and Technology

We design, develop, manufacture and sell products ranging from security and inspection systems to patient monitoring, diagnostic cardiology and anesthesia systems to discrete optoelectronic devices and value-added subsystems.

Security and Inspection Systems.    We design, manufacture and market security and inspection systems worldwide to end users under the “Rapiscan Systems” trade name. Rapiscan Systems products are used to inspect baggage, cargo, people, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems products fall into four categories: baggage and parcel inspection, cargo and vehicle inspection, hold (checked) baggage screening and people screening. We also offer turnkey security screening services under the “S2 Global” trade name.

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

Many of our security and inspection systems include dual- or multi-energy X-ray technology with computer software enhanced imaging technology to facilitate the detection of materials such as explosives, weapons, narcotics, currency or other contraband. While all X-ray systems produce a two-dimensional image of the contents of the inspected object, the dual-energy X-ray systems also measure the X-ray absorption of the inspected object’s contents at two X-ray energies to determine the atomic number, mass and other characteristics of the object’s contents. The various organic and inorganic substances in the inspected object appear to operators of the inspection systems in various colors and this visual information can be used to identify and differentiate the inspected materials. We have recently developed a proprietary dual-view X-ray technology, now available on many of our systems, that allows operators to examine objects from two orthogonal positions simultaneously, thereby reducing the need for re-scanning of objects and improving the operator’s ability to detect threats. Our baggage and parcel inspection, cargo and vehicle inspection and hold baggage screening inspection systems range in size from compact tabletop systems to large systems comprising entire buildings in which trucks, shipping containers or pallets are inspected. Many of our inspection systems are also designed to be upgradeable to respond to new customer requirements as they emerge or change.

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

Many of our cargo and vehicle inspection systems utilize X-ray or gamma-ray beams, in conjunction with digital imaging equipment, to non-intrusively inspect objects and present images to an inspector, showing shapes, sizes, locations and relative densities of the contents. Many of these systems have been built to meet specific customer inspection requirements.

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

Our Security division is the only competitor in the market offering X-ray, gamma-ray and neutron-based material specific technologies. In addition, we are the only competitor in the marketplace that offers inspection systems at energy levels ranging from 200 KeV (Kilo electron Volts), to 1 MeV, 4.5 MeV, 6 MeV and 9MeV (Mega electron Volts). As a result, we believe that we offer the broadest technology platform in the cargo and vehicle inspection systems industry. This broad platform also permits us to offer customers hybrid solutions utilizing two or more of the technologies together, thereby optimizing flexibility, performance and cost to meet the customer’s unique application requirements.

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

Our Security division also offers people screening products such as a line of “Metor” brand walk-through metal detection products for use at security checkpoints at airports, amusement parks, banks, courthouses, government buildings, sports arenas and other venues, the WaveScan 200, which uses passive millimeter wave technology to screen for items concealed under clothing carried by individuals standing or walking at a distance, and the Secure 1000 personnel screener, which uses extremely low dose backscatter X-ray imaging to detect contraband and weapons concealed underneath clothing and hair. The Secure 1000 provides enhanced screening compared to metal detectors as it displays anomalies caused by very small amounts of metal as well as non-metallic items. As a result, the Secure 1000 can simultaneously locate and detect conventional metal weapons, as well as ceramic knives, explosives, illicit drugs, precious metals, cameras, recording devices and other contraband or security threats.

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

Spacelabs products include patient monitors for use in perioperative, critical care and emergency care environments with neonatal, pediatric and adult patients. Our patient monitoring systems comprise monitors and central nursing stations connected via hardwired or wireless networks, as well as stand-alone monitors where the patient data can be transported physically from one monitor to another as the patient is moved. This ensures that hospital staff can access patient data where and when it is required. In addition, these products are designed with an “open architecture” to interact with hospital information systems. DNA, based on Citrix thin client technology, is a feature of many of these products which allows clinicians to view and control Microsoft Windows applications on the patient monitor’s display, eliminating the need for separate terminals in the patient’s room. Attending nurses can thereby check laboratory results and other reports, enter orders, review protocols and do charting right at the patient’s bedside. Inputs can be made using a mouse, keyboard and touchscreen.

For electrocardiograph monitoring or multiparameter monitoring of ambulatory patients, we offer a digital telemetry system. The system operates in government-protected bands (608-614 MHz and 1.4GHz), not used for private land mobile radio, business radio services or broadcast analog and digital television. Our Ultraview digital telemetry solution comprises a lightweight and compact transmitter that enables monitoring of heart rate, ST segment, arrhythmia and continuous SpO2 (pulse oximetry) monitoring. The multiparameter transmitter also integrates with our Ultralite ambulatory blood pressure monitor for the transmission of non-invasive blood pressure values to a central station or a multi-disclosure and information system.

In November 2009, we announced the expansion of our sales coverage in the United States by contracting with a manufacturer’s representative organization to augment our direct sales channel. This addition of over 30 sales representatives enhances our ability to serve clinicians and healthcare facilities more effectively with Spacelabs’ broad portfolio of patient monitors, telemetry, connectivity solutions, anesthesia systems, diagnostic cardiology products, clinician training and award-winning service. In addition, this new sales organization allows us to actively grow our expanding supplies and accessories business.

In April 2010, we launched the Ultraview DM3 dual-mode vital signs monitor. The Ultraview DM3 may function as either a spot check monitor or continuous function monitor, and provides caregivers with a dual-mode solution for accurately and efficiently measuring vital signs on adult and pediatric patients. Also in April 2010, we introduced the Ultraview SL2900 Dual Display monitor. The Ultraview SL2900 is designed to support the clinical requirements of the highest acuity environments. Dual displays allow a dedicated, full-screen view of real-time physiologic waveforms and alarms, plus an independent, full-screen presentation of charting and clinical applications.

We are also a leading supplier of ambulatory blood pressure monitors, which are routinely used in many European countries and are increasingly being used in the United States. Many physicians are using ambulatory blood pressure monitoring to detect “white coat” hypertension, a condition in which people experience elevated blood pressure in the doctor’s office, but not in their daily lives. Ambulatory blood pressure monitoring is also used to adjust drug therapies for hypertensive patients. Ambulatory blood pressure monitoring helps improve diagnostic accuracy and minimize the associated costs of treatment.

Our Healthcare division develops cardiac monitoring systems, including Holter systems and recorders. Our Pathfinder and Impresario lines of Holter analyzers offer users interactive control with advanced diagnostic parameters. Our Lifecard and Aria recorders are worn by patients for up to seven days in order to capture heart arrhythmias that may occur in a patient only a few times per week. Patients that may be experiencing even less frequent heart arrhythmias wear our CardioCall product, which stays with the patient over several weeks and transmits its findings over the phone to a receiving station in the hospital. In addition to these products, we also offer other diagnostic cardiology products such as the CD12 electrocardiogram series and CH2000 stress test systems.

In May 2009, we launched our Sentinel product cardiology information management system. The Sentinel integrates data from Spacelabs-branded products into a central database that can be accessed by care providers and medical facility administrators. The Sentinel therefore provides enhanced workflow and efficiencies by centralizing recordings and reports into an enterprise wide system.

Our anesthesia delivery and ventilation group designs and manufactures anesthesia delivery systems, anesthesia vaporizers and ventilators. Our BleaseFocus, BleaseGenius and BleaseSirius anesthesia delivery systems provide flexible anesthesia solutions for most operating room environments, anesthesia induction areas, day surgery units, magnetic resonance imaging facilities and other areas where the administration of anesthesia is required. Our BleaseDatum anesthesia vaporizers and Blease 700/900 anesthesia ventilators are also designed to be compatible with the anesthesia delivery systems of several other manufacturers.

Recently, we added several new ventilators to our existing product line, each of which enables clinicians to enhance control over the delivery of ventilation and more finely tune their requirements to a surgical procedure and the individual characteristics of a patient. We added the BleaseSirius EFM product, still subject to FDA clearance, which allows the user to view information electronically rather than relying on traditional glass flow tubes, and provides for data transfer to an electronic patient medical record. Our new Manley anesthesia system incorporates the Blease 700/900 ventilator in a cost-effective, easy-to-use frame that allows high-end ventilation to care providers in emerging markets.

Additionally, we enhanced the product line with software updates that are intended to provide clinicians with greater ease of use as well as improvements and refinement of existing features and released an enhanced breathing system for the BleaseFocus and BleaseSerious product lines that allow clinicians to use lower gas flows, which is positive for the patient and the environment.

The following table sets forth a description of the more significant healthcare products that we currently offer:

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	MARKET SEGMENT
Patient Monitoring and Connectivity	Ultraview / Ultraview SL Intesys Clinical Suite G2 élance MOM (Maternal Obstetrical Monitors)	All hospital care areas; outpatient surgery centers; and physician offices
Diagnostic Cardiology	Ambulatory blood pressure monitors Impresario Pathfinder CardioCall Lifecard Stress Testing Systems Sentinel ECG Data Management	All hospital cardiology care areas and physician offices
Anesthesia Delivery and Ventilation	Blease 700 and 900 series ventilators BleaseSirius BleaseSirius EFM BleaseDatum Vaporizer BleaseFocus BleaseGenius Manley Anesthesia System	Ambulatory surgery centers and operating rooms

Optoelectronic Devices and Manufacturing Services.    Optoelectronic devices generally consist of both active and passive components. Active components sense light of varying wavelengths and convert the light detected into electronic signals, whereas passive components amplify, separate or reflect light. The active components we manufacture consist of silicon, gallium arsenide and indium gallium arsenide photodetectors. Passive components include lenses, prisms, filters, mirrors and other precision optical products that are used by us in the manufacture of our optoelectronic products or are sold to others for use in telescopes, laser printers, copiers, microscopes and other detection and vision equipment. The devices we manufacture are both standard products and products customized for specific applications and are offered either as components or as subsystems. For example, we have developed two-dimensional back-illuminated detector technology for security, medical and industrial computed tomography (CT) applications. This technology overcomes the limitations of conventional detectors by providing finer detector pitch density. This is used in high-resolution multi-slice CT scanners and other applications requiring improved image resolution. Our optoelectronic products and services are provided primarily under the “OSI Optoelectronics” trade name.

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

We have also expanded our electronics design and manufacturing capabilities both in North America and in Asia with enhanced, RoHS-compliant, printed circuit board and cable and harness manufacturing capabilities and box-build manufacturing services utilizing state-of-the-art automated surface mount technology lines. As a result, we now offer electronics manufacturing services for data and signal processing, amplifier and processor boards for medical equipment, musical tuning and studio hardware, motor controls, power supplies, and several other industrial applications that do not utilize optoelectronic devices. Our electronics manufacturing services are provided primarily under the “OSI Electronics” trade name.

We also develop, manufacture and sell laser-based remote sensing devices that are used to detect and classify vehicles in toll and traffic management systems under the “OSI Laserscan” trade name and we develop, manufacture and sell under the “Oseteometor” trade name, dual energy absorptiometry peripheral bone densitometers that are used to measure bone density in individuals that may be at risk for developing osteoporosis.

Markets, Customers and Applications

Security and Inspection Products.    Most security and inspection products were developed in response to civilian airline hijackings. Consequently, a significant portion of our security and inspection products have been and continue to be sold for use at airports. However, our security and inspection products are also used for security purposes at locations in addition to airports, such as courthouses, office buildings, mailrooms, schools, freight forwarding facilities, prisons, high-profile locations such as Buckingham Palace, the Kremlin and the Vatican and for high-profile events such as the Olympic Games and World Cup Final. Furthermore, as terrorist attacks continue to occur, including recent attacks on civilian targets, overall transportation and travel industry demands have increased, resulting in heightened attention for our security and inspection products. In addition, our security and inspection products are increasingly being used for non-security purposes, such as for cargo inspection to detect narcotics and contraband and to verify manifests, prevention of pilferage at semiconductor manufacturing facilities, quality assurance and the detection of gold and currency.

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

Optoelectronic Devices and Electronics Manufacturing Services.    Our optoelectronic devices and the electronics we manufacture are used in a broad range of products by a variety of customers. For example, they are utilized by customers in the following market segments: aerospace and avionics; analytical and medical imaging; telecommunications; homeland security; healthcare; military defense; office automation; and toll and traffic management. Major customers in these segments include SCM, Honeywell, Flir Systems, Raytheon, JDS Uniphase, ITT Corporation, Gilardoni, Bayer, Covidien, Smiths Medical, Beckman Coulter, Lockheed Martin, United Technologies and Northrop Grumman, among others.

Marketing, Sales and Service

We market and sell our security and inspection products worldwide through a direct sales and marketing staff of approximately 100 employees located in North America, Europe, Asia and Australia, in addition to an expansive global network of independent distributors. This sales staff is supported by a service organization located primarily in North America, Europe and Asia, as well as a global network of independent distributors. We also support these sales and customer relations efforts by providing operator training, computerized training and testing equipment, in-country service support, software upgrades and service training for customer technicians.

We market and sell our patient monitoring, diagnostic cardiology and anesthesia systems worldwide through a direct sales and marketing staff of approximately 230 sales personnel and 190 service personnel located in North America, Europe and Asia, in addition to a global network of independent distributors. We also support these sales and customer service efforts by providing operator in-service training, software updates and upgrades and service training for customer biomedical staff and distributors.

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

Research and Development

Our security and inspection systems are primarily designed at our facilities in the United States and internationally in Finland, Malaysia, India and the United Kingdom. These products include mechanical, electrical, analog electronic, digital electronic and software subsystems, which are all designed by us. In addition to product design, we provide system integration services to integrate our products into turnkey systems at the customer site. We support cooperative research projects with government agencies and provide contract research for government agencies.

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

We design and manufacture optoelectronic devices and we provide electronics manufacturing services primarily in our facilities in the United States and internationally in India, Indonesia, Malaysia and Singapore. We engineer and manufacture subsystems to solve the specific application needs of our original equipment manufacturer customers. In addition, we offer entire subsystem design and manufacturing solutions. We consider our engineering personnel to be an important extension of our core sales and marketing efforts.

In addition to close collaboration with our customers in the design and development of our current products, we maintain an active program for the development and introduction of new products, enhancements and improvements to our existing products, including the implementation of new applications of our technology. We seek to further enhance our research and development program and consider such program to be an important element of our business and operations. As of June 30, 2010, we engaged approximately 397 full-time engineers, technicians and support staff. Our research and development expenses were $45.3 million in fiscal 2008, $36.9 million in fiscal 2009 and $38.6 million in fiscal 2010. We intend to continue to invest in our research and development efforts in the future.

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

For cost, quality control and efficiency reasons, at times we purchase raw materials and subcomponents only from single vendors with whom we have ongoing relationships. We do, however, qualify second sources for most of our raw materials and critical components. We purchase the materials pursuant to purchase orders placed from time to time in the ordinary course of business. Although to date none of our divisions has experienced any significant shortages or material delays in obtaining any of its raw materials or subcomponents, it is possible that they may face such shortages or delays in one or more materials in the future.

Patents, Trademarks, Tradenames and Licenses

Trademarks and Tradenames.    We have used, registered and applied to register certain trademarks and service marks to distinguish our products, technologies and services from those of our competitors in the United States and in foreign countries. We enforce our trademark, service mark and trade name rights in the United States and abroad.

Patents.    We hold a number of U.S. and foreign patents relating to various aspects of our security and inspection products, patient monitoring, diagnostic cardiology and anesthesia systems and optoelectronic devices and subsystems. Our current patents will expire at various times between 2010 and 2030. However, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

Licenses.    Our Security, Healthcare and Optoelectronics and Manufacturing divisions have each entered into a variety of license arrangements under which they are permitted to manufacture, market, and/or sell a limited number of the products that we offer and/or to service various types of software, data, equipment, components and enhancements to our own proprietary technology.

We believe that our trademarks and tradenames, patents and licenses are important to our business. The loss of some of our trademarks, patents or licenses might have a negative impact on our financial results and operations. However, we operate in a competitive environment with a known customer base and rely mainly on providing our customers with quality products and services to ensure continuing business. Thus, with the exception of the loss of either the Spacelabs® or Rapiscan® trademarks, the impact of the loss of any single trademark, patent or license would not likely have a material adverse effect on our business. We consider the Spacelabs® trademark an important asset and have registered it in approximately forty countries. In addition, we have instituted a similar registration program for the Rapiscan® trademark.

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

In the security and inspection market, competition is based primarily on such factors as product performance, functionality and quality, the overall cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence and breadth of sales and service organization. We believe that our principal competitors in the market for security and inspection products are Smiths Detection; L-3 Communications—Security and Detection Systems division; American Science and Engineering; Morpho Detection; SAIC; CEIA and Nuctech. Competition could result in price reductions, reduced margins and loss of market share. We also compete for potential customers based on existing relationships between our competitors and the customers. Although we also have established relationships with a number customers, we may not be able to compete successfully in the future with existing competitors or new entrants. In the cargo and vehicle inspection systems market, we compete for potential customers based on price, performance and the ability to design both standard and customized products. Several of our competitors have operated in this area for longer than we have. However, due to our recent successes in designing and delivering high-energy X-ray and gamma-ray systems, we believe that we have demonstrated an ability to compete effectively. Additionally, although our competitors in the cargo and vehicle inspection market each offer products in competition with one or more of our products, our ability to supply a variety of high-energy X-ray and gamma-ray systems means that we offer among the widest array of solutions available from a single supplier. This variety of technologies also permits us to offer unique hybrid systems to our customers that utilize two or more of these technologies, thereby optimizing flexibility, performance and cost to meet the customer’s unique application requirements.

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

We ship most of our baggage and parcel inspection, hold (checked) baggage screening, people screening, patient monitoring, diagnostic cardiology and anesthesia systems and optoelectronic devices and value-added subsystems within one to several months after receiving an order. However, such shipments may be delayed for a variety of reasons, including any special design or requirements of the customer. In addition, large orders of security and inspection products typically require greater lead-times.

Certain of our cargo and vehicle inspection and hold (checked) baggage screening systems may require several months lead-time. We have experienced some significant shipping delays associated with our cargo and vehicle inspection systems. Such delays can occur for many reasons, including: (i) additional time necessary to conduct inspections at the factory before shipment; (ii) a customer’s need to engage in time-consuming special site preparation to accommodate the system, over which we have no control or responsibility; (iii) additional fine tuning of such systems once they are installed; (iv) design or specification changes by the customer; and (v) delays originating from other contractors on the project.

As of June 30, 2010, our consolidated backlog totaled approximately $240 million, compared to approximately $203 million as of June 30, 2009 and approximately $212 million at June 30, 2008. Sales orders underlying our backlog are firm orders; although, from time to time we may agree to permit a customer to cancel an order or an order may be cancelled due to protest. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and cannot be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

As of June 30, 2010, we employed approximately 3,183 people, of whom 1,616 were employed in manufacturing, 397 were employed in engineering or research and development, 385 were employed in administration, 367 were employed in sales and marketing and 418 were employed in service capacities. Of the total employees, approximately 1,391 were employed in North America and South America, 1,405 were employed in Asia and 387 were employed in Europe. Many of our employees in Europe have statutory collective bargaining rights. We have never experienced a work stoppage or strike, and management believes that its relations with employees are good.

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

We encourage you to carefully consider all of the following risk factors when making investment decisions regarding our company. If any of the following risks materialize, our business, financial condition and operating results could be materially adversely affected.

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

We encounter aggressive competition from numerous competitors in many areas of our business. In the security and inspection and patient monitoring, diagnostic cardiology and anesthesia systems markets, competition is based primarily on such factors as product performance, functionality and quality, cost, prior customer relationships, technological capabilities of the product, price, certification by government authorities, local market presence and breadth of sales and service organization. In the optoelectronic devices and electronics manufacturing markets, competition is based primarily on factors such as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and on the ability to provide fully-integrated services from application development and design through volume subsystem production. We may not be able to compete effectively with all of our competitors. To remain competitive, we must develop new products and enhance our existing products and services in a timely manner. We anticipate that we may have to adjust prices of many of our products to stay competitive. In addition, new competitors may emerge, and entire product lines or service offerings may be threatened by new technologies or market trends that reduce the value of these product lines or service offerings.

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

If operators of, or algorithms installed in, our security and inspection systems fail to detect weapons, explosives or other devices that are used to commit a terrorist act, we could be exposed to product and professional liability and related claims for which we may not have adequate insurance coverage.

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

We also offer turnkey security screening services under which we perform certain of the security screening tasks that have historically been performed by our customers. Such tasks include: design and layout of the security checkpoint where the inspection equipment is located; selection of the security equipment to be used at the checkpoint; selection, training and management of the personnel operating the checkpoint; operation of the security screening equipment itself; interpretation of the images and other signals produced by the security screening equipment; maintenance and security of the checkpoint as well as other related services. Such projects expose us to certain professional liability risks that are inherent in performing security inspection services (in live checkpoint environments and over an extended period of time) for the purpose of assisting our customers in the detection of contraband items, including items that could be used in performing terrorist acts or other crimes. Although we utilize operational and other procedures, many of which are designed to our customers’ specifications and requirements, intended to limit the risk of failure, if a contraband item passes through the checkpoint and is used to perform a terrorist act or other crime, we could become the subject of significant professional liability claims.

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

The loss of certain of our customers could have a negative effect on our reputation.

We sell many of our products to prominent, well-respected institutions, including agencies and departments of the U.S. Government, state and local governments, foreign governments, renowned hospitals and hospital networks, and large military-defense and space-industry contractors. Many of these larger customers spend considerable resources testing and evaluating our products and our design and manufacturing processes and services. Some of our smaller customers know this and rely on this as indication of the high-quality and reliability of our products and services. As a result, part of our reputation and success depends on our ability to continue to sell to larger institutions that are known for demanding high standards of excellence. The loss or termination of a contract by such an institution, even if for reasons unrelated to the quality of our products or services, could therefore have a more wide-spread and potentially material adverse effect on our business, financial condition and results of operations.

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

Current economic conditions, including the slow pace of recovery from recession in the United States and other parts of the world, as well as further disruptions in the financial markets could result in substantial declines in our revenues, earnings, cash flows and financial condition.

The worldwide economic slowdown has and could continue to adversely affect our businesses and our profitability. If economic growth continues to remain slow, many customers may continue to delay purchases or reduce purchase quantities. This could result in the continued reduction in sales of certain of our products, slower adoption of both new technologies and upgrades to existing technologies and could also result in increased price competition. Continued market disruptions and broader economic downturns also increase our exposure to losses from bad debts. Among other affects we have seen during the slowdown, some of our customers, such as hospitals and healthcare systems in the United States, who rely on the credit or equity markets for access to capital, have and may continue to delay purchases of our products and services until the credit or equity markets recover. If economic or other factors cause financial institutions to fail, we could lose current or potential customers. During this period of uncertainty, we anticipate lower sales of patient monitoring, diagnostic cardiology and anesthesia systems products than we have historically experienced, resulting in a negative impact on our business, financial condition, results of operations, cash flows, strategies and prospects. We cannot predict when the world’s financial markets will recover and therefore when this period of delayed and diminished purchasing will end. A prolonged delay could have a material adverse effect on our business, financial condition and results of operations. In addition, if the current turmoil in the financial markets continues, the variable interest rates payable under our credit facilities could be adversely affected or it could be more difficult to obtain or renew such facilities in the future. Any or all of these factors, as well as other consequences of the current economic conditions which cannot currently be anticipated, could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

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

Interruptions in our ability to purchase raw materials and subcomponents may adversely affect our profitability.

We purchase raw materials and certain subcomponents from third parties. Standard purchase order terms are as long as one year at fixed costs, but we do not have guaranteed long-term supply arrangements with our suppliers. In addition, for certain raw materials and subcomponents that we use there are a limited number of potential suppliers that we have qualified or that we are currently able to qualify. Consequently, some of the key raw materials and subcomponents that we use are currently available to us only from a single vendor. The reliance on a single qualified vendor could result delays in delivering products or increases in the cost of manufacturing the affected products. Any material interruption in our ability to purchase necessary raw materials or subcomponents could adversely affect our ability to fulfill customer orders and therefore could ultimately have a material adverse effect on our business, financial condition and results of operations.

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

In fiscal 2008, revenues from shipments made to customers outside of the United States accounted for approximately 47% of our revenues, 44% in fiscal 2009 and 43% in fiscal 2010. Of the revenues generated during fiscal 2010 from shipments made to customers outside of the United States, 29% represented sales made by subsidiaries based in the United States to foreign customers, and the balance represented sales generated by foreign subsidiaries. Since we sell certain of our products worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, and therefore employees, suppliers, real property, capital equipment, cash and other assets are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Broad-based legislation addressing the affordability and availability medical services in the United States may reduce the amount of funding available to hospitals for purchases of patient monitoring, diagnostic cardiology and anesthesia systems.

The U.S. Congress has recently enacted new healthcare legislation, including the Children’s Health Insurance Reauthorization Act, the American Recovery and Reinvestment Act and the Affordable Care Act. The effects of this legislation are likely to be far-reaching as they require extensive revision to the current health insurance system in the United States. This legislation will significantly affect the ways in which doctors, hospitals, healthcare systems and health insurance companies are compensated for the services they provide. However, it is not clear at this time whether and to what extent these changes may impact the ability of hospitals and hospital networks to purchase the patient monitoring, diagnostic cardiology and anesthesia systems that we sell or if it will alter market-based incentives that hospitals and hospital networks currently face to continually improve, upgrade and expand their use of such equipment. While this legislation could adversely affect us, at this time we cannot predict the extent of any impact on our business or results of operations.

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

As directed by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in their annual reports an assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on the operating effectiveness of the company’s internal controls over financial reporting. We evaluate our internal controls over financial reporting in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls.

We expect to continue to expend significant resources in complying with the documentation and testing procedures required by the Sarbanes-Oxley Act of 2002. However, there will remain an ongoing risk that we will not comply with all of its requirements.

If our independent registered public accounting firm differs from us in its interpretation of the requirements imposed on us by the Sarbanes-Oxley Act of 2002, or if it is not satisfied with our internal controls over financial reporting or with the level at which such controls are documented, operated or reviewed, we may be delayed in filing reports with the Securities and Exchange Commission, our independent registered public accounting firm may decline to attest to our management’s assessment or it may issue an adverse report. In addition, if our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with its audit of our financial statements and if it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we could receive a qualified or adverse audit opinion in connection with those financial statements.

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

Our future effective tax rates could be favorably or unfavorably affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of an excise tax on United States sales of most medical devices beginning in 2013. The excise tax will increase the Company’s operating expenses. While the new law could reduce medical procedure volumes, lower reimbursement for the Company’s products, and impact the demand for the Company’s products or the prices at which the Company sells its products, at this time we cannot predict the extent of any impact on our business or results of operations.

Our Certificate of Incorporation and other agreements contain provisions that could discourage a takeover.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 10,000,000 shares of Preferred Stock in one or more series, to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of Preferred Stock, to fix the number of shares constituting any such series and to fix the designation of any such series, without further vote or action by shareholders. The terms of any series of Preferred Stock, which may include economic rights senior to our Common Stock and special voting rights, could adversely affect the rights of the holders of our Common Stock and thereby reduce the value of our Common Stock. We have no present plans to issue shares of Preferred Stock. The issuance of Preferred Stock, coupled with the concentration of ownership in the directors and executive officers, could discourage certain types of transactions involving an actual or potential change in control of our company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then current prices, otherwise dilute the rights of holders of Common Stock and may limit the ability of such shareholders to cause or approve transactions which they may deem to be in their best interests, all of which could have a material adverse effect on the market price of our Common Stock.

Our Certificate of Incorporation limit the liability of our directors, which may limit the remedies we or our shareholders have available.

Our Certificate of Incorporation provides that, pursuant to the Delaware General Corporation Law, the liability of our directors for monetary damages shall be eliminated to the fullest extent permissible under Delaware law, as that law exists currently and as it may be amended in the future. This is intended to eliminate the personal liability of a director for monetary damages in an action brought by us, or in our right for breach of a director’s duties to us or our shareholders and may limit the remedies available to us or our shareholders. Under Delaware law, this provision does not apply to eliminate or limit a director’s monetary liabilities for: (i) breaches of the director’s duty of loyalty to us or our shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law; (iii) the unlawful payment of dividends or unlawful stock repurchases or redemptions under Section 174 of the Delaware General Corporation Law or (iv) transactions in which the director received an improper personal benefit. Additionally, under Delaware law, this provision does not limit a director’s liability for the violation of, or otherwise relieve us or our directors from complying with, federal or state securities laws, nor does it limit the availability of non-monetary remedies such as injunctive relief or rescission for a violation of federal or state securities laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of June 30, 2010, we owned four facilities. The following table lists these facilities:

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

As of June 30, 2010, we leased all of our other facilities. The following table lists the principal (i.e., facilities greater than 50,000 square feet) physical properties that we lease:

Location	Description of Facility	Approximate Square Footage	Expiration
Camarillo, California	Manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	60,000	2015

Sunnyvale, California	Manufacturing, engineering, sales and marketing and service for our Security division	62,500	2012

Torrance, California	Manufacturing, engineering, sales and marketing and service for our Security division	91,900	2012

Apex, North Carolina	Manufacturing, engineering, sales and marketing and service for our Security division	122,400	2012

Issaquah, Washington (1)	Manufacturing, engineering, sales and marketing and service for our Healthcare division	202,600	2014

Suzhou, China	Manufacturing, engineering, sales and marketing and service for our Healthcare division	53,000	2012

Hyderabad, India (2)	Manufacturing and engineering for our Security, Healthcare and Optoelectronics and Manufacturing divisions	55,300	2013

Johor Bahru, Malaysia	Manufacturing, engineering sales and service for our Security division	87,100	2012

Johor Bahru, Malaysia (3)	Manufacturing, engineering sales and service for our Optoelectronics and Manufacturing division	76,000	2010

Stoke on Trent, United Kingdom	Manufacturing, engineering, sales and marketing and service for our Security division	65,000	2020

(1)	The lease of the 202,600 square foot facility in Issaquah, Washington is composed of two leases in the same facility. One lease covers a 107,000 square foot area within the facility and the other covers a 95,600 square foot area within the facility. Both leases expire in December 2014.
(2)	The lease of the 55,300 square foot facility in Hyderabad, India comprises seven leases, ranging in size between 1,100 square feet and 19,800 square feet. Each of these leases expires in 2013.
(3)	Upon expiration of lease of the 76,000 facility in Johor Bahru, Malaysia we expect to renew the lease on the same or similar terms or, in the alternative, to move into another nearby facility.

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

We are involved in various claims and legal proceedings arising out of the ordinary course of business. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings will not likely have a material adverse effect on our financial position, future results of operations, or cash flows. In accordance with accounting standards related to contingencies, we have not accrued for loss contingencies relating to such matters because we believe that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to us, the impact on our results of operations, financial position and/or liquidity could be material.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

Our Common Stock is traded on The NASDAQ Global Market under the symbol “OSIS.”

The following table sets forth the high and low sale prices of a share of our Common Stock as reported by The NASDAQ Global Market on a quarterly basis for fiscal 2009 and 2010. The prices shown reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2009:	High	Low
Quarter ended September 30, 2008	$25.56	$19.95
Quarter ended December 31, 2008	$23.57	$10.15
Quarter ended March 31, 2009	$18.38	$11.01
Quarter ended June 30, 2009	$21.13	$14.93

2010:	High	Low
Quarter ended September 30, 2009	$21.23	$16.31
Quarter ended December 31, 2009	$28.49	$17.03
Quarter ended March 31, 2010	$32.58	$25.21
Quarter ended June 30, 2010	$30.43	$22.80

As of August 23, 2010, there were approximately 75 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

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

Issuer Purchases of Equity Securities

In March 1999, our Board of Directors authorized a stock repurchase program for the repurchase of up to 2 million shares of our Common Stock. In September 2004, we increased the number of shares available for repurchase under the stock repurchase program by 1 million shares. During the 12 months ended June 30, 2009, we repurchased 619,768 shares under this program. During the twelve months ended June 30, 2010, we did not repurchase any shares under this program. As of June 30, 2010, 711,205 shares were available for additional repurchase under the program. Upon repurchase, the shares were restored to the status of authorized but unissued and we recorded them as a reduction in the number of shares of Common Stock issued and outstanding in our Consolidated Financial Statements.

Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of June 30, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	1,556,110	17.46	524,017
Equity participation plans not approved by security holders	—	N/A	—

Total	1,556,110	17.46	524,017

(1)	Includes shares of our Common Stock issuable upon exercise of options under our 2006 Equity Participation Plan.
(2)	Of the 524,017 securities remaining available for future issuance under our 2006 Equity Participation Plan, 349,121 shares are available to be issued as restricted stock.

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

The peer group includes the following companies: American Science & Engineering (AMEX Symbol: ASE) and Analogic Corporation (NASDAQ Symbol: ALOG).

The graph assumes that $100.00 was invested on June 30, 2005 in (a) our Common Stock, (b) The NASDAQ Global Market Index and (c) the companies comprising the peer group described above (weighted according to each respective issuer’s stock market capitalization at the beginning of each period for which a return is indicated). The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*

Assumes Initial Investment of $100

June 2005 through June 2010

Among OSI Systems, Inc.,

The NASDAQ Composite Index And A Peer Group

*	$100 invested on June 30, 2005 in stock & index-including reinvestment of dividends.

The following table provides the same information in tabular form as of June 30:

	2005	2006	2007	2008	2009	2010
OSI Systems, Inc.	100.00	112.54	173.21	135.66	135.07	175.87
The NASDAQ Composite Index	100.00	107.09	131.06	114.12	90.80	105.51
Peer Group	100.00	106.36	140.00	123.53	106.12	124.48

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2010, and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of June 30, 2009 and 2010, and for each of the years in the three-year period ended June 30, 2010, are included elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Year Ended June 30,
	2006	2007	2008	2009	2010
	(in thousands, except earnings per share data)
Consolidated Statements of Operations Data (1):
Revenues	$452,686	$532,284	$623,088	$590,361	$595,111
Cost of goods sold	276,025	354,067	404,049	388,910	377,077

Gross profit	176,661	178,217	219,039	201,451	218,034
Operating expenses:
Selling, general and administrative	140,823	151,031	150,082	137,985	139,830
Research and development	35,839	44,446	45,361	36,862	38,577
Restructuring and other charges	800	26,071	4,688	7,123	2,859

Total operating expenses	177,462	221,548	200,131	181,970	181,266

Income (loss) from operations	(801)	(43,331)	18,908	19,481	36,768
Interest expense and other income, net	467	(11,697)	4,469	2,936	1,772

Income (loss) before income taxes	(1,268)	(31,634)	14,439	16,545	34,996
Provision (benefit) for income taxes	1,090	(12,876)	579	5,393	11,439

Net income (loss)	$(2,358)	$(18,758)	$13,860	$11,152	$23,557

Net income (loss) available to common shareholders—diluted	$(2,738)	$(18,815)	$13,860	$11,152	$23,557

Basic earnings (loss) per common share	$(0.14)	$(1.11)	$0.80	$0.64	$1.32

Diluted earnings (loss) per common share	$(0.17)	$(1.12)	$0.78	$0.63	$1.28

Weighted average shares outstanding—diluted	16,517	16,844	17,735	17,596	18,389

	Year Ended June 30,
	2006	2007	2008	2009	2010
	(in thousands)
Consolidated Balance Sheet Data (1):
Cash and cash equivalents	$13,799	$15,980	$18,232	$25,172	$51,989
Working capital	162,156	158,741	194,958	187,608	204,607
Total assets	403,498	451,483	507,641	474,828	513,114
Long-term debt	5,483	25,709	49,091	39,803	23,366
Total debt	17,591	48,228	74,341	52,360	36,109
Total shareholders’ equity	248,947	247,212	278,021	276,000	313,710

(1)	Results of operations for fiscal years 2006 through 2010, and our financial position as of June 30, 2006, 2007, 2008, 2009 and 2010 incorporate the effect of several acquisitions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Security Division.    Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. and foreign government agencies, and provide turnkey security screening solutions. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 42% of our total consolidated revenues for fiscal 2010.

Healthcare Division.    Through our Healthcare division, we design, manufacture and market patient monitoring, diagnostic cardiology and anesthesia systems worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 35% of our total consolidated revenues for fiscal 2010.

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

Optoelectronics and Manufacturing Division.    Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), telecommunications, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. Revenues from our Optoelectronics and Manufacturing division accounted for approximately 23% of our total consolidated revenues for fiscal 2010.

Consolidated Results.

Fiscal 2010 Compared with Fiscal 2009.    We reported consolidated operating profit of $36.8 million for fiscal 2010, an 89% improvement from the $19.5 million operating profit reported for fiscal 2009. This improved profitability was driven primarily by a $16.5 million improvement in gross profit as a result of product mix, operational efficiencies gained in our supply chain and ongoing restructuring and cost-cutting initiatives that we have undertaken during the past three fiscal years as well as a reduction in non-recurring restructuring and other charges of $4.3 million to $2.9 million in fiscal 2010 from the $7.1 million incurred in fiscal 2009. These improvements in operating profitability were partially offset by a $3.6 million increase in selling, general and administrative (SG&A) and research and development (R&D) expenses.

Fiscal 2009 Compared with Fiscal 2008.    We reported consolidated operating profit of $19.5 million for fiscal 2009, a 3% improvement from the $18.9 million operating profit reported for fiscal 2008. We realized this $0.6 million increase in operating profits despite a 5% decrease in total revenue in fiscal 2009 to $590.4 million from $623.1 million in fiscal 2008. In addition, we incurred $7.1 million of non-recurring restructuring and other charges in fiscal 2009, an increase of $2.4 million from the $4.7 million incurred in fiscal 2008. This improved profitability was driven primarily by a $20.6 million reduction in SG&A and R&D expenses following restructuring and cost-cutting initiatives we undertook during fiscal 2008 and 2009. This reduction in operating expenses more than offset a $17.5 million reduction in gross profit, which resulted from lower revenues, primarily in our Healthcare division, which saw revenues decrease by 17%.

Acquisitions.    Historically, an active acquisition program has been an important element of our corporate strategy. However, in recent years, we slowed our acquisition activity to conduct a global review of our core businesses and technologies and to fully integrate the acquisitions we made during the past several years. This global review and integration resulted in significant restructuring and other charges in fiscal 2008 through 2010. See Note 7 to Consolidated Financial Statements for further discussion. Looking forward, we continue to believe that an active acquisition program supports our long-term strategic direction. We look to acquisitions to strengthen our competitive position, expand our customer base and augment our considerable research and development programs. Through such efforts we aim to accelerate innovation, improve earnings and increase overall stockholder value.

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

Revenue Recognition.    We recognize revenue upon shipment of products when title and risk of loss passes, and when terms are fixed and collection is probable. In cases where installation services are essential to the functionality of the equipment, we defer the portion of revenue for the sale attributable to installation until we have completed the installation. When terms of sale include subjective customer acceptance criteria, we defer revenue until the acceptance criteria are met. Concurrent with the shipment of the product, we accrue estimated product return reserves and warranty expenses. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not the customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of the revenue that we recognize. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product.

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

Income Taxes.    Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available.

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

Impairment of Long-Lived Assets.    We test goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. For purposes of testing for goodwill impairment, we have determined that we have three reporting units for goodwill impairment review purposes, consisting of our Security division, our Healthcare division and our Optoelectronics and Manufacturing division. We test goodwill for impairment annually during the second fiscal quarter using a two-step process. First, we determine if the carrying amount of any of the reporting units exceeds its fair value. The fair value of the reporting units was calculated using the income approach and the market approach. Under the income approach, the fair value of the reporting units was calculated by estimating the present value of associated future cash flows. Under the market approach, the fair value was calculated using the guideline public company method and the mergers and acquisitions method. We performed this annual impairment test for goodwill during the second quarter of fiscal 2010 and concluded that there was no impairment of goodwill.

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

Stock-Based Compensation Expense.    We account for share based compensation using fair value recognition provisions. Thus, we record stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants.

The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our Common Stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). We estimate the fair value of restricted stock awards on the date of the grant using the market price of our Common Stock on that date. In addition, we are required to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, stock-based compensation expense could differ significantly from the amounts we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as necessary. We recognize the cumulative effect on current and prior periods of a change in the estimated forfeiture rate as compensation cost in earnings in the period of the revision. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially in the future. See Note 9 (Stock-based Compensation) to the Consolidated Financial Statements for a further discussion of stock-based compensation.

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

	2008	% of Net Sales	2009	% of Net Sales	2010	% of Net Sales	2008-2009 % Change	2009-2010 % Change
	(Dollars in millions)
Security	$225.8	36%	240.9	41%	251.5	42%	7%	4%
Healthcare	256.7	41%	214.3	36%	206.6	35%	(17)%	(4)%
Optoelectronics / Manufacturing	140.6	23%	135.2	23%	137.0	23%	(4)%	1%

Total Sales	$623.1		$590.4		$595.1		(5)%	1%

Fiscal 2010 Compared with Fiscal 2009.    Net revenues for fiscal 2010 increased $4.7 million, or 1%, to $595.1 million from $590.4 million for fiscal 2009.

Revenues for the Security division for fiscal 2010 increased $10.6 million, or 4%, to $251.5 million, from $240.9 million for fiscal 2009. The increase was attributable to a $6.1 million, or 3%, increase in equipment sales, driven by a $25.5 million increase in people screening and hold baggage screening products, which was partially offset by a $19.4 million decrease in revenues from our cargo inspection products. In addition, service revenues increased by $4.5 million or 10%, due to the growing installed base of products from which we derive service revenue as warranty periods expire.

Revenues for the Healthcare division for fiscal 2010 decreased $7.7 million, or 4%, to $206.6 million, from $214.3 million for fiscal 2009. The decrease was primarily attributable to an 18% decrease in our anesthesia equipment sales and a $6.8 million reduction in the revenues of other product lines such as pulse oximeters. We believe that these decreases were primarily due to generally poor overall economic conditions particularly in Europe. This decrease was partially offset by a $2.8 million increase in patient monitoring revenues mainly in North America.

Revenues for the Optoelectronics and Manufacturing division for fiscal 2010 increased $1.8 million, or 1.4%, to $137.0 million from $135.2 million for fiscal 2009. This increase was driven by an increase in our contract manufacturing business of $4.7 million, and partially offset by lower commercial optoelectronics sales, which decreased by $2.8 million.

Fiscal 2009 Compared with Fiscal 2008.    Net revenues for fiscal 2009 decreased $32.7 million, or 5%, to $590.4 million from $623.1 million for fiscal 2008. Excluding the adverse impact of foreign exchange, the decrease in revenues from fiscal 2008 to 2009 would have been approximately 3%.

Revenues for the Security division for fiscal 2009 increased $15.1 million, or 7%, to $240.9 million, from $225.8 million for fiscal 2008. The increase was attributable to a 5% increase in sales of baggage and parcel inspection, people screening and hold baggage screening equipment; a 3% increase in sales of cargo and vehicle inspection systems equipment; and a 20% increase in service revenue. The Security division achieved this growth despite the impact of a worldwide economic slowdown. We believe that such increases in revenues reflect continuing worldwide acceptance of our Security division’s products.

Revenues for the Healthcare division for fiscal 2009 decreased $42.4 million, or 17%, to $214.3 million, from $256.7 million for fiscal 2008. The decrease was primarily attributable to: (i) a 16%, decrease in patient monitoring revenues, primarily in North America; (ii) a reduction in diagnostic cardiology equipment sales of 21% and (iii) lower clinical trials services sales of 55%. We believe that such decreases were a consequence of the severe downturn in world financial markets that occurred during fiscal 2009 and the inability of some of our customers, who rely on the credit or equity markets for access to capital, to fund purchases of our products and services.

Revenues for the Optoelectronics and Manufacturing division for fiscal 2009 decreased $5.4 million, or 4%, to $135.2 million, from $140.6 million for fiscal 2008. The decrease was primarily attributable to lower weapons simulation sales of $4.6 million as well as lower commercial optoelectronics sales of $7.7 million, partially offset by an increase in contract manufacturing sales of $5.9 million, including product shipments under a significant defense-industry related contract.

Gross Profit

	2008	% of Net Sales	2009	% of Net Sales	2010	% of Net Sales
	(Dollars in millions)
Gross profit	$219.0	35.1%	$201.5	34.1%	$218.0	36.6%

Fiscal 2010 Compared with Fiscal 2009.    Gross profit increased $16.5 million, or 8%, to $218.0 million for fiscal 2010, from $201.5 million for fiscal 2009. The gross margin increased to 36.6% in fiscal 2010 from 34.1% in fiscal 2009. This increase was primarily attributable to manufacturing efficiencies gained through facility consolidation and operational improvement initiatives and due to a favorable product mix within our Security and Healthcare divisions.

Fiscal 2009 Compared with Fiscal 2008.    Gross profit decreased $17.5 million, or 8%, to $201.5 million for fiscal 2009, from $219.0 million for fiscal 2008. The gross margin decreased to 34.1% in fiscal 2009 from 35.1% in fiscal 2008. The decrease in gross profit is primarily a result of a 5% decrease in sales and changes in our product mix, most notably the 17% decrease in revenues in our Healthcare division (products sold by our Healthcare division generally carry higher gross margins than products sold by our other divisions) and an increase in contract manufacturing sales by our Optoelectronics and Manufacturing division, which sales generally carry lower gross margins than most of our other product offerings. The negative impact on our gross margins by this product mix was partially offset by manufacturing efficiencies gained through facility consolidations and operational improvement initiatives undertaken during the past several years.

Operating Expenses

	2008	% of Net Sales	2009	% of Net Sales	2010	% of Net Sales	2008-2009 % Change	2009-2010 % Change
	(Dollars in millions)
Selling, general and administrative	$150.1	24.1%	$137.9	23.4%	$139.8	23.5%	(8)%	1%
Research and development	45.3	7.3%	36.9	6.2%	38.6	6.5%	(19)%	5%
Restructuring and other charges	4.7	0.7%	7.1	1.2%	2.9	0.5%	53%	(61)%

Total operating expenses	$200.1	32.1%	$181.9	30.8%	$181.3	30.5%	(9)%	—%

Selling, General and Administrative

Fiscal 2010 Compared with Fiscal 2009.    Selling, general and administrative expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For fiscal 2010, SG&A expenses increased by $1.9 million, or 1%, to $139.8 million, from $137.9 million for fiscal 2009. This increase in spending was primarily attributable to an increase in SG&A costs to support revenue growth in the Security division, partially offset by lower spending throughout other parts of the company, especially in the Healthcare division, as a result of cost containment initiatives we have been undertaking to better leverage our cost structure.

Fiscal 2009 Compared with Fiscal 2008.    For fiscal 2009, SG&A expenses decreased by $12.2 million, or 8%, to $137.9 million, from $150.1 million for fiscal 2008. This reduction in spending was a direct result of our cost containment initiatives and restructuring activities throughout the Company, which were heavily focused in our Healthcare division. Due to these increased efficiencies, our SG&A as a percentage of sales decreased to 23.4% in fiscal 2009 as compared to 24.1% in fiscal 2008, despite the 5% sales decrease.

Research and Development

Our Security and Healthcare divisions have historically invested substantial amounts in research and development. We intend to continue this trend in future years, although specific programs may or may not continue to be funded and funding levels may fluctuate.

Fiscal 2010 Compared with Fiscal 2009.    Research and development expenses included research related to new product development and product enhancement expenditures. For fiscal 2010, such expenses increased by $1.7 million, or 5%, to $38.6 million, from $36.9 million for fiscal 2009. As a percentage of revenues, R&D expenses were 6.5% in fiscal 2010, compared to 6.2% in fiscal 2009. The increase in R&D spending in fiscal 2010 resulted from an increase in both our Security and Healthcare divisions in support of new product introductions.

Fiscal 2009 Compared with Fiscal 2008.    For fiscal 2009, R&D expenses decreased by $8.4 million, or 19%, to $36.9 million, from $45.3 million for fiscal 2008. As a percentage of revenues, R&D expenses were 6.2% in fiscal 2009, compared to 7.3% in fiscal 2008. The decrease in R&D spending was primarily attributable to cost reduction efforts in our Healthcare division and increased levels of government R&D funding to our Security division.

Restructuring and Other Charges

Beginning in fiscal 2007 and continuing through fiscal 2009, we initiated a series of restructuring activities that were intended to realign our global capacity and infrastructure with demand by our customers and fully integrate acquisitions made in the last several years, thereby improving our operational efficiency. These activities included reducing excess workforce and capacity, consolidating and relocating certain manufacturing facilities and reviewing the value of certain technologies and product lines. The overall objectives of the restructuring activities were to lower costs and better utilize our overall existing manufacturing capacity. During fiscal 2010, we continued this effort to further increase operating efficiencies although we implemented fewer changes than in the prior three fiscal years. Our efforts have helped enhance our ability to improve operating margins, retain and expand existing relationships with customers and attract new business. We may utilize similar measures in the future to realign our operations to further increase our operating efficiencies. The effect of these efforts may materially affect our future operating results.

Fiscal 2010 Compared with Fiscal 2009.    During fiscal 2010, we incurred $2.9 million of restructuring and other charges related to headcount reductions and facility closures. Of this $2.9 million of restructuring costs, $1.3 million was recorded within our Healthcare division, $0.5 million within our Security division, $1.0 million within our Optoelectronics and Manufacturing division and $0.1 million in our Corporate segment. During fiscal 2009, we incurred total restructuring and other charges of $7.1 million related to headcount reductions, costs associated with the closure of certain facilities and a non-recurring litigation charge.

Fiscal 2009 Compared with Fiscal 2008.    During fiscal 2009, we incurred $7.1 million of restructuring and other charges. Of this amount, $2 million related to a non-recurring litigation charge. The remaining $5.1 million was primarily related to headcount reductions and facility closures. Of this $5.1 million of restructuring costs, we recorded $3.3 million within our Healthcare division, $1.3 million within our Security division, $0.2 million within our Optoelectronics and Manufacturing division and $0.3 million in our Corporate segment. The total restructuring and other charges of $7.1 million compared to restructuring and charges of $4.7 million in fiscal 2008, related primarily to headcount reductions and costs associated with the closure of certain facilities.

Other Income and Expenses

	2008	% of Net Sales	2009	% of Net Sales	2010	% of Net Sales
	(Dollars in millions)
Interest expense and other income, net	$4.4	(0.7)%	$2.9	(0.5)%	$1.8	(0.3)%

Interest Expense and Other Income, net

Fiscal 2010 Compared to Fiscal 2009.    In fiscal 2010, the $1.1 million reduction in interest expense and other income, net, resulted from lower market-driven interest rates on our outstanding borrowings as well as lower levels of borrowings as a result of strong, positive cash flow, and a reduction in a contingent liability related to an acquisition recorded as other income in fiscal 2010.

Fiscal 2009 Compared to Fiscal 2008.    In fiscal 2009, we incurred interest expense and other income, net, of $2.9 million, compared to $4.4 million in fiscal 2008. This improvement was attributable to a lower cost of borrowing, as a result of lower market-driven interest rates, and by lower average levels of debt. We incurred lower levels of debt due to $44.5 million of cash generated by operations in fiscal 2009.

Provision for Income Taxes

The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses and (iv) tax holidays granted to certain of our international subsidiaries.

Fiscal 2010 Compared to Fiscal 2009.    In fiscal 2010, our income tax expense was $11.4 million, compared to an income tax expense of $5.4 million for fiscal 2009. The effective income tax rate for fiscal 2010 was 32.7%, compared to 32.5% for fiscal 2009. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well the impact of permanent taxable differences.

Fiscal 2009 Compared to Fiscal 2008.    In fiscal 2009, our income tax expense was $5.4 million, compared to an income tax expense of $0.6 million for fiscal 2008. The effective income tax rate for fiscal 2009 was 32.5%, compared to 4.0% for fiscal 2008. Included within the fiscal 2008 tax expense was a net tax benefit of $3.9 million as a result of discrete items impacting the tax provision, the largest of which was a $4.3 million tax benefit associated with the repurchase of the minority interest of Spacelabs Healthcare. However, excluding the impact of the discrete tax benefits noted above, the effective tax rate for fiscal 2008 was 31.3%. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well the impact of permanent taxable differences.

Liquidity and Capital Resources

Over the past several years we have financed our business primarily from operations and by utilizing our credit facilities, when necessary. In fiscal 2010, our levels of debt decreased as a result of strong cash flow. The changes in our working capital and cash and cash equivalent balances are described below.

	2008	2009	2010	2008-2009 % Change	2009-2010 % Change
	(Dollars in millions)
Working capital	$195.0	$187.6	$204.6	(4)%	9%
Cash and cash equivalents	18.2	25.2	52.0	38%	106%

Working Capital

Fiscal 2010 Compared to Fiscal 2009.    Working capital increased by $17.0 million, or 9%, during fiscal 2010. The most significant increases in working capital were due to cash and cash equivalents increasing by $26.8 million, or 106%, to $52.0 in fiscal 2010 from $25.2 million in fiscal 2009 and accounts receivable, which increased by $22.3 million, or 20%, to $132.7 million in fiscal 2010 from $110.5 million in fiscal 2009. The increase in cash and cash equivalents mainly reflects the significant generation of operating cash flow accomplished in fiscal 2010. The increase in accounts receivable reflects the 19% increase in revenue in the three months ended June 30, 2010 as compared to the comparable prior year period. In addition, working capital increased in fiscal 2010 due to a $5.3 million decrease in accounts payable. The most significant decreases to working capital were (i) a $24.8 million decrease in inventory, as a result of inventory reduction initiatives in all three divisions and (ii) a $12.5 million increase in advances by customers, primarily in our Security division.

Fiscal 2009 Compared to Fiscal 2008.    Working capital decreased by $7.4 million, or 4%, during fiscal 2009. The most significant decrease in working capital was accounts receivable, which decreased by $46.3 million, or 30%, to $110.5 million in fiscal 2009 from $156.9 million in fiscal 2008. This decrease was a result of an effective, ongoing focus on collections as well a 5% reduction in revenue in fiscal 2009 as compared to fiscal 2008. The most significant increases to working capital were (i) $11.1 million of net earnings, (ii) a $20.3 million decrease in account payable and (iii) net repayments of bank lines of credit of $14.6 million during fiscal 2009. Such repayments were a result of the positive cash flow generated by our improved earnings and improved management of working capital.

	2008	2009	2010	2008-2009 % Change	2009-2010 % Change
	(Dollars in millions)
Cash provided by (used in):
Operating activities	$(0.7)	$44.5	$52.1	NM	17%
Investing activities	(29.8)	(12.4)	(24.4)	(58)%	97%
Financing activities	33.0	(24.8)	(3.0)	(175)%	(88)%

Cash Provided by (Used) in Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as profitability, tax timing differences and other items can significantly impact cash flows. Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters.

Fiscal 2010 Compared to Fiscal 2009.    Cash generated by operating activities in fiscal 2010 was $52.1 million, an increase of $7.6 million, or 17%, from fiscal 2009, when our operating activities generated $44.5 million of cash. This improvement was partially due to a $14.7 million increase in our net income in fiscal 2010 as compared to fiscal 2009, after giving consideration to non-cash operating items, including depreciation and amortization, stock-based compensation, deferred taxes and provisions for losses on accounts receivable, among others for both periods. This improvement was also due to increased emphasis on better working capital management during fiscal 2010, resulting in: (i) a $37.5 million reduction in the change in inventory, due primarily to our inventory reduction initiatives, (ii) a $9.9 million increase in the change from accounts payables, (iii) a $5.0 million reduction in the change in other receivables and (iv) a $4.3 million increase in the change in advances from customers.

These cash generating improvements were partially offset by: (i) an increase in the change in account receivables of $54.2 million, partially due to the 19% increase in revenue in the three months ended June 30 2010 as compared to the comparable prior year period and (ii) a decrease in the change in other accrued expenses and current liabilities of $7.7 million.

Fiscal 2009 Compared to Fiscal 2008.    Cash generated by operating activities in fiscal 2009 was $44.5 million, an increase of $45.2 million from fiscal 2008, when our operating activities used $0.7 million of cash. This improvement was partially due to a $3.3 million increase in our net income in fiscal 2009 as compared to fiscal 2008, after giving consideration to non-cash operating items, including depreciation and amortization, stock-based compensation, deferred taxes and provisions for losses on accounts receivable, among others for both periods. This improvement was also due to increased emphasis on better working capital management during fiscal 2009, resulting in: (i) a $45.9 million reduction in the change in accounts receivables, due primarily to an ongoing focus on collections, (ii) a $19.9 million increase in change from advances from customers, primarily reflecting significant large sales contracts entered into by our Security division during fiscal 2009, (iii) an $8.0 million decrease in the change in inventory and (iv) an increase in the change in deferred revenue of $4.0 million. These cash generating improvements were partially offset by: (i) a decrease in the change in accounts payable of $29.1 million, (ii) an increase in the change in other receivable of $4.7 million and (iii) decrease in the change in accrued warranty of $4.7 million.

Cash Used in Investing Activities

The changes in cash flows from investing activities primarily related to capital expenditures as well as an acquisition of a business and other assets to support our growth plans.

Fiscal 2010 Compared to Fiscal 2009.    Net cash used in investing activities was $24.4 million in fiscal 2010, an increase of $12.0 million, or 97%, as compared to the $12.4 million used in fiscal 2009. Such increase was primarily due to the manufacture of cargo screening systems destined for use in connection with the provision of turn-key cargo screening services for the Puerto Rico Port Authority. During fiscal 2010, we also paid $3.2 million related to an acquisition. There were no acquisitions in the prior-year period.

Fiscal 2009 Compared to Fiscal 2008.    Net cash used in investing activities was $12.4 million in fiscal 2009, a decrease of $17.4 million in cash used as compared to the $29.8 million used in investing activities in fiscal 2008. In fiscal 2009, the primary investing activity involved $10.9 million of capital expenditures as compared to $12.1 million during the comparable prior year period. In addition, in fiscal 2008 we used $15.7 million of cash to repurchase shares of Spacelabs Healthcare stock with no comparable investing activity in fiscal 2009. Partially offsetting this reduced investing use of cash in fiscal 2009 as compared to fiscal 2008 was the acquisition of intangible and other assets of $3.5 million in fiscal 2009, as compared to $2.5 million in fiscal 2008.

Cash Provided by Financing Activities

The changes in cash flows from financing activities primarily relate to: (i) borrowings and payments under debt obligations, (ii) the issuance of and/or repurchase of common stock and (iii) the exercise activity in our equity participation and employee stock purchase plans.

Fiscal 2010 Compared to Fiscal 2009.    Net cash used in financing activities was $3.0 million in fiscal 2010, a $21.8 million, or 88%, decrease as compared to net cash of $24.8 million used in fiscal 2009. During fiscal 2010, we used $12.0 million in cash to pay down our ongoing scheduled debt and capital leases and $4.0 million to pay off our bank lines of credit. In fiscal 2009, we paid down $6.6 million of scheduled debt and capital leases and $14.4 million to reduce our bank lines of credit. In fiscal 2010 we received proceeds of $13.0 million from the exercise of stock options and employee stock purchase plan as compared to $3.6 million in fiscal 2009. In addition, in fiscal 2010 we did not repurchase any shares of our Common Stock under the ongoing authorized Common Stock repurchase program. During fiscal 2009, we used $7.4 million in cash to repurchase 619,768 shares of our Common Stock.

Fiscal 2009 Compared to Fiscal 2008.    Net cash used in financing activities was $24.8 million in fiscal 2009, a $57.8 million decrease as compared to net cash provided by financing activity of $33.0 million in fiscal 2008. During fiscal 2009, we used $7.4 million in cash to repurchase 619,768 shares of our Common Stock. We also paid down our ongoing scheduled debt and capital leases by $6.6 million and our revolving lines of credit by $14.4 million. In fiscal 2008, we received net proceeds of $23.8 million when we entered into a new credit agreement while simultaneously paying down the preceding credit facility, less the ongoing repayment of our new credit agreement as well as all other scheduled debt and capital lease payments. In addition, in fiscal 2008 we received net proceeds of $1.9 million from our revolving lines of credit.

Borrowings

We maintain a credit agreement with certain lenders allowing for initial borrowings of up to $124.5 million. The credit agreement consists of a $74.5 million, five-year, revolving credit facility (including a $64.5 million sub-limit for letters-of-credit) and a $50 million five-year term loan. Borrowings under the agreement bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (ii) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on our consolidated leverage ratio. As of June 30, 2010, the weighted-average interest rate under the credit agreement was 2.35%. Our borrowings under the credit agreement are guaranteed by our domestic subsidiaries and are secured by substantially all of our subsidiary guarantors’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of June 30, 2010, $32.3 million was outstanding under the term loan, while no debt was outstanding under the revolving credit facility and $38.4 million was outstanding under the letter-of-credit facility.

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of June 30, 2010, $10.0 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of June 30, 2010, the total amount available under these credit facilities was $18.0 million, with a total cash borrowing sub-limit of $4.0 million.

In fiscal 2005, we entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of June 30, 2010, $3.0 million remained outstanding under this loan at an interest rate of 1.9% per annum.

The following is a summary of our contractual obligations and commitments at June 30, 2010 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Total debt (excluding capital lease obligations)	$35,398	$11,920	$21,015	$436	$2,027
Capital lease obligations	$711	$711	$—	$—	$—
Operating leases	$38,197	$10,794	$17,197	$9,749	$457
Purchase obligations	$61,526	$60,994	$306	$226	$—
Defined benefit plan obligation	$7,921	$879	$550	$514	$5,978

Total contractual obligations	$143,753	$85,298	$39,068	$10,925	$8,462

Other Commercial Commitments—letters of credit	$48,370	$41,331	$5,693	$126	$1,220

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we may repurchase up to 3,000,000 shares of our Common Stock. During fiscal 2009, we repurchased 619,768 shares under this program, but we repurchased no shares during fiscal 2010. As of June 30, 2010, 711,205 shares were available for additional repurchase under the program. Upon repurchase, the shares were restored to the status of authorized but unissued shares and we recorded them as a reduction in the number of shares of Common Stock issued and outstanding in our Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2010, we had no off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K, other than those previously disclosed.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our Consolidated Financial Statements, see Note 1 to Consolidated Financial Statements.

Related-Party Transactions

In 1994, we, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our Chairman and Chief Executive Officer owns a 10.5% interest, and our Executive Vice President and the President of our Security division owns a 4.5% ownership interest. Our initial investment was $0.1 million. For the years ended June 30, 2008, 2009 and 2010, our equity earnings in the joint venture amounted to $0.4 million, $0.5 million and $0.4 million, respectively. We, our Chairman and Chief Executive Officer and our Executive Vice President and the President of our Security division collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of our subsidiaries are suppliers to the joint venture, which in turn manufactures and sells the resulting products. Sales to the joint venture for fiscal 2008, 2009, and 2010 were approximately $1.6 million, $4.4 million and $4.4 million, respectively. Receivables from the joint venture were $2.7 million and $0.9 million as of June 30, 2009 and 2010, respectively.

We have contracted with entities owned by members of our Board of Directors and/or their family members to provide messenger services, auto rental and printing services. Included in cost of sales and selling, general and administrative expenses for the fiscal 2008, 2009, and 2010, are approximately $40,000, $54,000 and $64,000, respectively, for messenger service and auto rental; and $42,000, $45,000 and $60,000, respectively, for printing services.

UNAUDITED QUARTERLY RESULTS

The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2009 and 2010 (in thousands, except per share data):

	Quarter Ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
	(Unaudited)
Revenues	$148,161	$159,042	$144,095	$139,063
Costs of goods sold	98,526	104,623	94,264	91,497

Gross profit	49,635	54,419	49,831	47,566

Operating expenses:
Selling, general and administrative expenses	37,541	35,727	34,406	30,311
Research and development	10,213	8,669	8,572	9,408
Restructuring and other charges	801	2,798	2,401	1,123

Total operating expenses	48,555	47,194	45,379	40,842

Income from operations	1,080	7,225	4,452	6,724
Interest expense and other income, net	895	863	583	595

Income before provision for income taxes	185	6,362	3,869	6,129
Provision for income taxes	53	2,200	1,296	1,844

Net income	$132	$4,162	$2,573	$4,285

Basic earnings per common share	$0.01	$0.24	$0.15	$0.25

Diluted earnings per common share	$0.01	$0.24	$0.15	$0.24

	Quarter Ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
	(Unaudited)
Revenues	$133,761	$150,621	$145,401	$165,328
Costs of goods sold	89,294	94,256	92,184	101,343

Gross profit	44,467	56,365	53,217	63,985

Operating expenses:
Selling, general and administrative expenses	32,227	34,610	34,789	38,204
Research and development	7,989	10,353	9,129	11,106
Restructuring and other charges	53	607	946	1,253

Total operating expenses	40,269	45,570	44,864	50,563

Income from operations	4,198	10,795	8,353	13,422
Interest expense and other income, net	605	784	(175)	558

Income before provision for income taxes	3,593	10,011	8,528	12,864
Provision for income taxes	1,083	3,059	2,416	4,881

Net income	$2,510	$6,952	$6,112	$7,983

Basic earnings per common share	$0.14	$0.39	$0.34	$0.44

Diluted earnings per common share	$0.14	$0.39	$0.33	$0.42

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the respective currencies: Finland, France, Germany, Italy and Greece (Euros), Singapore (U.S. dollars), Malaysia (Malaysian ringgits), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah and U.S. dollars), Hong Kong (Hong Kong dollars), China (Chinese Yuan), Canada (Canadian dollars), Mexico (Mexican pesos), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at fiscal year-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain of approximately $0.8 million, a gain of $0.4 million and a loss of $3.2 million for the fiscal years ended June 30, 2008, 2009 and 2010, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $7.0 million in fiscal 2010. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $7.0 million in fiscal 2010.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As discussed in Note 1 to the Consolidated Financial Statements, as of June 30, 2010, we had outstanding an interest rate swap agreement, which was considered effective cash flow hedges in their entirety. As a result, the net loss on such derivative contract has been reported as a component of other comprehensive income in the Consolidated Financial Statements and will be reclassified into net earnings when the hedged transaction settles.

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

Interest Rate Risk

We utilize short-term and long-term financing and may use interest rate hedges to manage the effect of interest rate changes on our existing debt. As of June 30, 2010, we had an interest rate swap agreement outstanding as discussed above under “Use of Derivatives.”

The principal maturity and estimated value of our long-term debt exposure as of June 30, 2009 are as follows (in thousands):

	Maturity						Total	Fair Value
	2010	2011	2012	2013	2014	2015 and thereafter
Secured long term loans and capital lease obligations	$8,577	$11,007	$7,798	$18,042	$273	$2,663	$48,360	$48,360
Average interest rate	3.2%	3.5%	4.3%	3.9%	4.0%	4.0%	3.2%

The principal maturity and estimated value of our long-term debt exposure as of June 30, 2010 are as follows (in thousands):

	Maturity						Total	Fair Value
	2011	2012	2013	2014	2011	2016 and thereafter
Secured long term loans and capital lease obligations	$12,743	$6,294	$14,609	$218	$218	$2,027	$36,109	$36,109
Average interest rate	3.3%	3.5%	2.9%	3.4%	3.4%	3.4%	3.3%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2010.

Moss Adams LLP, an independent registered public accounting firm that audited the financial statements included in this report, has issued its attestation report, which appears below, on the effectiveness of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OSI Systems, Inc.:

Hawthorne, California

We have audited OSI Systems, Inc. and subsidiaries, (the Company) internal control over financial reporting as of June 30, 2010, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also includes performing such other procedures, as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, OSI Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of OSI Systems, Inc. and subsidiaries as of and for the year ended June 30, 2010, and our report dated August 26, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ MOSS ADAMS LLP

Los Angeles, California

August 26, 2010

ITEM 9B.	OTHER INFORMATION

During fiscal 2010, we reincorporated our company from California to Delaware. In connection with this reincorporation, we modified the form of indemnification agreement that members of our Board of Directors and certain of our executive officers sign. We did so in order to reflect in the indemnification agreement the fact that our company is now incorporated in Delaware. We have filed a copy of the new form of indemnification agreement as Exhibit 10.17 to this Annual Report. As of the date of this Annual Report, all of our directors and executive officer have either entered into this new form indemnification agreement or have amended their current indemnification agreement such that they are now bound, in effect, to the terms of the new form.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2010.

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

(c)  Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

OSI SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OSI Systems, Inc.:

We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and Subsidiaries as of June 30, 2009 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three years ended June 30, 2008, 2009 and 2010. Our audits also included the financial statement schedule listed in the index at Item 15 in Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSI Systems, Inc. and Subsidiaries as of June 30, 2009 and 2010, and the consolidated results of its operations and cash flows for the years ended June 30, 2008, 2009 and 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” (codified in FASB ASC Topic 715, Compensation—Retirement Plans) which changed the Company’s method of accounting for pension and postretirement benefits as of June 30, 2007. As discussed in Notes 1 and 10 to the consolidated financial statements, effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109” (codified in FASB ASC Topic 740, Income Taxes).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OSI Systems, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 26, 2010 expressed an unqualified opinion thereon.

/s/ MOSS ADAMS LLP

Los Angeles, California

August 26, 2010

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,
	2009	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,172	$51,989
Accounts receivable	110,453	132,728
Other receivables	2,950	2,859
Inventories	150,763	125,930
Deferred income taxes	20,128	17,262
Prepaid expenses and other current assets	13,777	18,433

Total current assets	323,243	349,201
Property and equipment, net	42,232	51,515
Goodwill	60,195	63,941
Intangible assets, net	32,451	31,975
Other assets	16,707	16,482

Total assets	$474,828	$513,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$4,000	$—
Current portion of long-term debt	8,557	12,743
Accounts payable	54,980	49,673
Accrued payroll and related expenses	22,416	23,953
Advances from customers	12,863	25,325
Accrued warranties	10,106	10,930
Deferred revenue	8,880	7,698
Other accrued expenses and current liabilities	13,833	14,272

Total current liabilities	135,635	144,594
Long-term debt	39,803	23,366
Other long-term liabilities	23,390	31,444

Total liabilities	198,828	199,404

Commitment and contingencies (Note 11)
Shareholders’ Equity:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value—authorized, 100,000,000 shares; issued and outstanding, 17,411,569 and 18,326,133 shares at June 30, 2009 and 2010, respectively	225,297	244,026
Retained earnings	53,124	76,681
Accumulated other comprehensive loss	(2,421)	(6,997)

Total shareholders’ equity	276,000	313,710

Total liabilities and shareholders’ equity	$474,828	$513,114

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2008	2009	2010
Revenues	$623,088	$590,361	$595,111
Cost of goods sold	404,049	388,910	377,077

Gross profit	219,039	201,451	218,034

Operating expenses:
Selling, general and administrative expenses	150,082	137,985	139,830
Research and development	45,361	36,862	38,577
Restructuring and other charges	4,688	7,123	2,859

Total operating expenses	200,131	181,970	181,266

Income from operations	18,908	19,481	36,768
Interest expense and other income, net	4,469	2,936	1,772

Income before income taxes	14,439	16,545	34,996
Provision for income taxes	579	5,393	11,439

Net income	$13,860	$11,152	$23,557

Earnings per share:
Basic	$0.80	$0.64	$1.32

Diluted	$0.78	$0.63	$1.28

Shares used in per share calculation:
Basic	17,428	17,518	17,874

Diluted	17,735	17,596	18,389

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common			Accumulated Other Comprehensive (loss) Income	Comprehensive (loss) Income	Total
	Number of Shares	Amount	Retained Earnings
Balance—June 30, 2007	17,086,989	$207,260	$31,450	$8,502		$247,212
Exercise of stock options	340,642	5,807				5,807
Vesting of restricted shares	6,671					—
Net tax expense of stock options exercised/cancelled		(411)				(411)
Shares purchased under employee stock purchase program	65,908	1,296				1,296
Stock compensation expense		4,777				4,777
Shares issued for the purchase of Spacelabs Healthcare shares	239,847	5,898				5,898
Dividend distribution to Minority Interest Shareholders		(46)				(46)
FIN 48 tax adjustment			(3,338)			(3,338)
Comprehensive income (loss):
Net income			13,860		13,860	13,860
Translation adjustment				3,276	3,276	3,276
Minimum pension liability adjustment—net of tax				(310)	(310)	(310)

Comprehensive income					$16,826

Balance—June 30, 2008	17,740,057	$224,581	$41,972	$11,468		$278,021
Exercise of stock options	163,680	2,495				2,495
Vesting of restricted shares	52,006					—
Net tax expense of stock options exercised/cancelled		(555)				(555)
Shares purchased under employee stock purchase program	75,594	1,109				1,109
Stock compensation expense		5,055				5,055
Treasury shares	(619,768)	(7,388)				(7,388)
Comprehensive income (loss):
Net income			11,152		11,152	11,152
Translation adjustment				(13,644)	(13,644)	(13,644)
Minimum pension liability adjustment—net of tax				(529)	(529)	(529)
Other				284	284	284

Comprehensive loss					$(2,737)

Balance—June 30, 2009	17,411,569	$225,297	$53,124	$(2,421)		$276,000
Exercise of stock options	660,764	11,226				11,226
Vesting of restricted shares	112,664					—
Net tax benefit of stock options exercised/cancelled		732				732
Shares purchased under employee stock purchase program	141,136	1,760				1,760
Stock compensation expense		5,011				5,011
Comprehensive income (loss):
Net income			23,557		23,557	23,557
Translation adjustment				(3,202)	(3,202)	(3,202)
Minimum pension liability adjustment—net of tax				(296)	(296)	(296)
Net unrealized loss on investments				(2,097)	(2,097)	(2,097)
Net tax benefit from unrealized loss on investments and derivative instrument				693	693	693
Other				326	326	326

Comprehensive income					$18,981

Balance—June 30, 2010	18,326,133	$244,026	$76,681	$(6,997)		$313,710

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2008	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,860	$11,152	$23,557
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,342	17,805	18,561
Stock based compensation expense	4,777	5,055	5,011
Provision for losses on accounts receivable	335	5,377	291
Equity in earnings of unconsolidated affiliates	(403)	(689)	(402)
Tax effect of exercise (cancellation) of stock options	(411)	(555)	732
Deferred income taxes	(4,887)	(2,259)	2,714
Other	156	200	289
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(15,127)	30,821	(23,373)
Other receivables	2,009	(2,725)	2,234
Inventories	(25,557)	(17,607)	19,898
Prepaid expenses and other current assets	(3,439)	(1,660)	(4,213)
Accounts payable	13,905	(15,226)	(5,375)
Accrued payroll and related expenses	3,539	667	4,865
Advances from customers	(10,052)	9,806	14,145
Accrued warranties	4,055	(615)	1,065
Deferred revenue	(20)	3,996	(1,087)
Other accrued expenses and current liabilities	(2,754)	957	(6,762)

Net cash provided by (used in) operating activities	(672)	44,500	52,150

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(12,117)	(10,852)	(18,087)
Proceeds from the sale of property and equipment	488	2,300	37
Acquisition of businesses, net of cash acquired	—	—	(3,241)
Purchase of investments and marketable securities	—	(407)	—
Buyback of subsidiary stock	(15,674)	—	—
Acquisition of intangible and other assets	(2,538)	(3,467)	(3,103)

Net cash used in investing activities	(29,841)	(12,426)	(24,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) bank lines of credit	1,905	(14,411)	(4,000)
Proceeds from long-term debt	50,127	—	—
Payments on long-term debt	(25,140)	(5,692)	(11,349)
Payments of capital lease obligations	(1,138)	(899)	(644)
Proceeds from exercise of stock options and employee stock purchase plan	7,216	3,605	12,986
Repurchase of common shares	—	(7,388)	—

Net cash provided by (used in) financing activities	32,970	(24,785)	(3,007)

Effect of exchange rate changes on cash	(205)	(349)	2,068

Net increase in cash and cash equivalents	2,252	6,940	26,817
Cash and cash equivalents—beginning of year	15,980	18,232	25,172

Cash and cash equivalents—end of year	$18,232	$25,172	$51,989

Supplemental disclosure of cash flow information:
Interest	4,411	3,001	2,758
Income taxes	3,229	6,801	7,588
Supplemental disclosure of non-cash investing activities:
Equipment purchased under capital lease obligations	350	—	—
Buyback of subsidiary stock with Common Stock	5,898	—	—

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED JUNE 30, 2010

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

Through its Security division, the Company designs, manufactures, markets and services security and inspection systems worldwide, and provides turnkey security screening services. The Security division’s products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband and to screen people. These products and services are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

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

Through its Optoelectronics and Manufacturing division, the Company designs, manufactures and markets optoelectronic devices and provides electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), telecommunications and industrial automation. This division provides products and services to original equipment manufacturers as well as to the Company’s own Security and Healthcare divisions.

Consolidation—The Consolidated Financial Statements include the accounts of OSI Systems, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures over which the Company has significant influence but does not have voting control are accounted for using the equity method. Investments over which the Company does not have significant influence are accounted for using the cost method.

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

FOR THE THREE YEARS ENDED JUNE 30, 2010

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

Unrealized Loss on Investments—The Company owns stock in publically-traded companies, which is classified as available for sale. During fiscal 2010, the market value of these investments declined by $2.1 million. This unrealized loss is not believed to be other than temporarily impaired and has been charged to other comprehensive income in the consolidated statements of stockholders’ equity.

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

Goodwill and Other Intangible Assets and Valuation of Long-Lived Assets—Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill is allocated to the Company’s segments based on the nature of the product line of the acquired entity. The carrying value of goodwill is not amortized but is tested for impairment on an annual basis and earlier if there is an indicator of impairment. Intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. The Company tests goodwill for impairment using a two-step process. First, the Company determines if the carrying amount of any of its reporting units, consisting of the Security division, the Healthcare division and the Optoelectronics and Manufacturing division, exceeds its fair value. The fair value of the reporting units was calculated using the income approach and the market approach. Under the income approach, the fair value of the reporting units was calculated by estimating the present value of associated future cash flows. Under the market approach, the fair value was calculated using the guideline public company method and the mergers and acquisitions method. If this testwork indicates a potential impairment of goodwill associated with any reporting unit, the Company then compares the implied fair value of the goodwill associated with the respective reporting unit to its carrying amount to determine if there is an impairment loss. There was no goodwill impairment for fiscal 2008, 2009 and 2010.

The Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment does exist, the Company measures the impairment loss and records it based on the discounted estimate of future cash flows. In estimating future cash flows, the Company groups assets that represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company’s estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors.

Income Taxes—Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of the Company’s assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Income tax accounting standards prescribe a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The income tax accounting standards also provide guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The cumulative effect of applying these standards is to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. See Note 10 for additional information.

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

The fair values of such assets were:

	June 30,
	2009	2010
Level 1	$3,249	$5,750
Level 2	(342)	(244)

Total	$2,907	$5,506

Derivative Instruments and Hedging Activity—The Company’s use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. To reduce the unpredictability of cash flows from

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

interest payments related to variable, LIBOR-based debt, as of June 30, 2010 the Company had outstanding a three year interest rate swap agreement, whereby the Company essentially incurs interest expense based upon a fixed 1.69% rate index for a portion of its term loan. The interest rate swap matures in March 2012. Pursuant to Accounting Standards Codification 815 “Derivatives and Hedging,” the interest rate swap was considered an effective cash flow hedge. As a result, the net gains or losses on such derivative contract has been reported as a component of other comprehensive income in the Consolidated Financial Statements and are reclassified into net earnings when the hedged transaction settles.

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

Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period for all stock-based awards granted, modified or cancelled. See Employee Stock Plans at Note 9 to the Consolidated Financial Statements.

Restructuring Charges—The Company consolidates processes and facilities of its subsidiaries to better align with demand by its customers and thereby improve its operational efficiencies. The associated charges, including reducing workforce and capacity, are recognized as restructuring charges in the Consolidated Financial Statements. During fiscal years 2008, 2009 and 2010, the Company consolidated manufacturing processes and facilities of certain businesses that resulted in pre-tax restructuring charges of $4.7 million, $7.1 million and $2.9 million, respectively. See Note 7 for additional information about these restructuring charges.

Concentrations of Credit Risk—Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company restricts investments in cash equivalents to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s worldwide customer base. No individual customer accounted for more than 10% of accounts receivable as of June 30, 2009 or 2010 or 10%

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

of revenues for the years ended June 30, 2008, 2009 or 2010. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. For cost control and efficiency reasons, the Company at times purchases raw materials and subcomponents from a single vendor though it generally qualifies second sources for most of its raw materials and critical components or has identified alternative sources of supply where available.

Foreign Currency Translation—The Company transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain of approximately $0.8 million, a gain of $0.4 million, and a loss of $3.2 million for the fiscal years ended June 30, 2008, 2009, and 2010, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended June 30 (in thousands, except earnings per share data):

	2008	2009	2010
Net income	$13,860	$11,152	$23,557
Effect of dilutive interest in subsidiary stock	—	—	—

Income available to common shareholders	$13,860	$11,152	$23,557

Weighted average shares outstanding—basic	17,428	17,518	17,874
Dilutive effect of stock options and warrants	307	78	515

Weighted average of shares outstanding—diluted	17,735	17,596	18,389

Basic earnings per share	$0.80	$0.64	$1.32

Diluted earnings per share	$0.78	$0.63	$1.28

As of June 30, 2008, 2009 and 2010, approximately 0.4 million, 1.9 million and 0.4 million, respectively, of potentially dilutive shares associated with stock options and stock warrants, collectively, were not included in diluted earnings per common share calculations because to do so would have been antidilutive.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

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

Provision for Warranties (in thousands)
Balance on June 30, 2007	7,443
Additions	7,709
Reductions for warranty repair costs	(3,555)

Balance on June 30, 2008	11,597
Additions	4,472
Reductions for warranty repair costs	(5,963)

Balance on June 30, 2009	$10,106
Additions	6,653
Reductions for warranty repair costs	(5,829)

Balance on June 30, 2010	$10,930

Recent Accounting Updates Not Yet Adopted—In October 2009, the Financial Accounting Standards Board issued an accounting standards update amending revenue recognition requirements for multiple-deliverable revenue arrangements. This update provides guidance on separating the deliverables and on the method to measure and allocate arrangement consideration, particularly when the arrangement includes both products and services provided to the customers. The update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

In April 2010, the Financial Accounting Standards Board (FASB) issued an accounting standards update relating to milestone revenue recognition. This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate primarily as it relates to research and development. The update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

2.    BUSINESS COMBINATIONS

The Company made an acquisition during the first quarter of fiscal year 2010 for cash consideration of $3.2 million plus consideration contingent upon the financial results of the acquired business over the next four years. The fair value of contingent consideration related to this acquisition was estimated to be $5.8 million and was recorded at the time of the acquisition as a component of other long-term liabilities. During the third quarter of fiscal 2010, the fair value of this contingent liability was reduced to $5.1 million. The $0.7 million associated with this reduction was recorded as other income in the Consolidated Statements of Operations. The acquired business was not considered material to the operations of the Company.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

3.    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	June 30,
	2009	2010
Trade receivables	$116,140	$137,502
Receivables related to long term contracts—unbilled costs and accrued profit on progress completed	1,209	1,232

Total	$117,349	$138,734
Less: allowance for doubtful accounts	(6,896)	(6,006)

Accounts receivable, net	$110,453	$132,728

The unbilled costs and accrued profit at June 30, 2010, are expected to be entirely billed and collected during fiscal 2011.

4.    INVENTORIES

Net inventory consisted of the following (in thousands):

	June 30,
	2009	2010
Raw materials	$77,488	$69,421
Work-in-process	24,648	20,847
Finished goods	48,627	35,662

Total	$150,763	$125,930

5.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	Estimated Useful Lives	June 30,
		2009	2010
Land	N/A	$5,426	$5,078
Buildings	20 years	8,927	8,618
Leasehold improvements	2-20 years	12,628	12,549
Equipment and tooling	3-10 years	48,659	62,861
Furniture and fixtures	3-13 years	4,802	4,753
Computer equipment	3-5 years	16,773	17,738
Computer software	3-10 years	11,032	13,859

Total		108,247	125,456
Less accumulated depreciation and amortization		(66,015)	(73,941)

Property and equipment, net		$42,232	$51,515

During fiscal 2008, 2009 and 2010, depreciation expense was approximately $15.6 million, $15.9 million and $14.4 million, respectively. Included in property and equipment are approximately $1.6 million and $1.4 million of assets under capital leases as of June 30, 2009 and 2010, respectively, net of accumulated depreciation.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

6.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal 2009 and 2010 are as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated
Balance as of June 30, 2008	$17,692	$35,569	$7,147	$60,408
Goodwill adjusted during the period		929	226	1,155
Foreign currency translation adjustment	(580)	(762)	(26)	(1,368)

Balance as of June 30, 2009	$17,112	$35,736	$7,347	$60,195
Goodwill acquired during the period	—	—	4,597	4,597
Foreign currency translation adjustment	(546)	(333)	28	(851)

Balance as of June 30, 2010	$16,566	$35,403	$11,972	$63,941

Intangible assets subject to amortization consisted of the following (in thousands):

	Weighted Average Lives	June 30, 2009			June 30, 2010
		Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$9,754	$3,198	$6,556	$11,877	$3,954	$7,923
Patents	9 years	921	334	587	1,630	388	1,242
Core technology	10 years	2,224	977	1,247	2,029	1,094	935
Developed technology	12 years	17,360	7,169	10,191	17,246	8,942	8,304
Customer relationships/ backlog	7 years	9,456	4,876	4,580	10,437	6,132	4,305

Total amortizable assets		39,715	16,554	23,161	43,219	20,510	22,709
Non-amortizable assets:
Trademarks		9,290		9,290	9,266		9,266

Total intangible assets		$49,005	$16,554	$32,451	$52,485	$20,510	$31,975

Amortization expense for the fiscal 2008, 2009 and 2010 was $3.7 million, $3.9 million and $4.1 million, respectively. Future acquisitions could cause these amounts to increase. At June 30, 2010, estimated future amortization expense was as follows (in thousands):

2011	$4,091
2012	4,058
2013	3,768
2014	2,584
2015	1,213
2016 and thereafter	6,995

Total	$22,709

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

Software development costs for software products incurred before establishing technological feasibility, are charged to operations. Software development costs incurred after establishing technological feasibility and purchased software costs are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of sales, is the greater of: (i) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product. During fiscal 2008, 2009 and 2010, the Company capitalized software development costs in the amount of $1.9 million, $3.4 million and $2.1 million, respectively.

7.    RESTRUCTURING AND OTHER CHARGES

In response to challenging worldwide economic conditions, the Company continued to optimize its cost structure by reducing excess workforce and facilities and consolidating and relocating certain manufacturing facilities. Such efforts resulted in restructuring charges of $4.7 million in 2008, $7.1 million in 2009 and $2.9 million in 2010. The following table analyzes the key components of these restructuring and other charges throughout fiscal 2008, 2009 and 2010:

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Consolidated
Accrued balance as of June 30, 2007	$654	$201	$171	$—	$1,026
Expensed during the year
Facility closure	890	1,145	78	—	2,113
Employee termination costs	1,413	813	349	—	2,575

Total expensed during year	2,303	1,958	427	—	4,688
Paid during the year	2,633	1,340	577	—	4,550

Accrued balance as of June 30, 2008	$324	$819	$21	$—	$1,164

Expensed during the year
Facility closure	577	1,502	166	—	2,245
Employee termination costs	673	1,829	76	300	2,878
Litigation	—	—	—	2,000	2,000

Total expensed during year	1,250	3,331	242	2,300	7,123
Paid during the year	876	4,072	64	140	5,152

Accrued balance as of June 30, 2009	$698	$78	$199	$2,160	$3,135

Expensed during the year
Facility closure	509	89	559	—	1,157
Employee termination costs	6	1,210	396	90	1,702

Total expensed during year	515	1,299	955	90	2,859
Paid during the year	750	644	854	2,250	4,498

Accrued balance as of June 30, 2010	$463	$733	$300	$—	$1,496

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

8.    LINE-OF-CREDIT BORROWINGS AND DEBT

The Company maintains a credit agreement with certain lenders allowing for initial borrowings of up to $124.5 million. The credit agreement consists of a $74.5 million, five-year, revolving credit facility (including a $64.5 million sub-limit for letters-of-credit) and a $50 million five-year term loan. Borrowings under the agreement bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus between 2.00% and 2.50% or (ii) the bank’s prime rate plus between 1.00% and 1.50%. The rates are determined based on the Company’s consolidated leverage ratio. As of June 30, 2010, the weighted-average interest rate under the credit agreement was 2.35%. The Company’s borrowings under the credit agreement are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all of the Company’s and its subsidiary guarantors’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type, including restrictions on the Company’s ability to pay cash dividends. As of June 30, 2010, $32.3 million was outstanding under the term loan, while no debt was outstanding under the revolving credit facility, and $38.4 million was outstanding under the letter-of-credit facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of June 30, 2010, $10.0 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of June 30, 2010, the total amount available under these credit facilities was $18.0 million, with a total cash borrowing sub-limit of $4.0 million.

In fiscal 2005, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of June 30, 2010, $3.0 million remained outstanding under this loan at an interest rate of 1.9% per annum.

Long-term debt consisted of the following at June 30 (in thousands):

	2009	2010
Five-year term loan due in 2013	$42,763	$32,281
Twenty-year term loan due in 2024	3,533	3,015
Capital leases	1,354	711
Other	710	102

	48,360	36,109
Less current portion of long-term debt	8,557	12,743

Long-term portion of debt	$39,803	$23,366

Fiscal year principal payments of long-term debt as of June 30, 2010 are as follows (in thousands):

2011	$12,743
2012	6,294
2013	14,609
2014	218
2015	218
2016 and thereafter	2,027

Total	$36,109

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

9.    STOCK-BASED COMPENSATION

As of June 30, 2010, the Company maintained one significant stock-based compensation plan – the 2006 Equity Participation Plan of OSI Systems (OSI Plan). The OSI Plan allows for the issuance of restricted stock and the granting of stock options. As of June 30, 2007, the Company had maintained three significant plans: (a) the OSI Plan, (b) the 2005 Equity Participation Plan of Spacelabs Healthcare (Spacelabs Plan) and (c) the 2006 Equity Participation Plan of Rapiscan Systems Holdings, Inc. (Rapiscan Plan). However, during fiscal 2008, the Company converted all of the options outstanding under the Spacelabs Plan and Rapiscan Plan into options under the OSI Plan. The methodology used for such conversions provided equivalent fair values under the OSI Plan. Therefore, no additional compensation expense was incurred by the Company as a result of these conversions.

The Company recorded stock-based-compensation expense in the consolidated statement of operations as follows (in thousands):

	2008	2009	2010
Cost of goods sold	$215	$291	$287
Selling, general and administrative	4,331	4,527	4,499
Research and development	231	237	225

Stock based compensation expense before taxes	4,777	5,055	5,011
Related income tax benefit	1,504	1,819	1,750

Stock based compensation expense, net of estimated taxes	$3,273	$3,236	$3,261

As of June 30, 2010, total unrecognized compensation cost related to non-vested stock-based compensation grants amounted to $1.6 million for stock options and $5.5 million for restricted stock under the OSI Plan. The Company expects to recognize these costs over a weighted-average period of 1.8 years with respect to the options and 2.7 years for grants of restricted stock.

Employee Stock Purchase Plan—The Company has an employee stock purchase plan under which eligible employees may purchase a limited number of shares of Common Stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the three years ended June 30, 2008, 2009 and 2010, employees purchased 65,908, 75,594 and 141,136 shares, respectively. As of June 30, 2010, there were 1,295,063 shares of the Company’s Common Stock available for issuance under the plan.

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

FOR THE THREE YEARS ENDED JUNE 30, 2010

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

The Company determined the fair value of options issued during fiscal 2008, 2009 and 2010 as of the date of the grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2009	2010
Expected dividend	0%	0%	0%
Risk-free interest rate	4.1%	1.8%	2.0%
Expected volatility	40.5%	41.5%	39.0%
Expected life (in years)	4.1	4.3	4.3

The following summarizes stock option activity for fiscal years 2008, 2009 and 2010:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2007	1,332,129	18.63
Granted	279,000	20.95
Converted from Spacelabs Plan	456,226	19.69
Converted from Rapiscan Plan	622,309	17.06
Exercised	(340,642)	16.62
Expired or cancelled	(58,026)	21.20

Outstanding at June 30, 2008	2,290,996	18.93
Granted	332,500	14.32
Exercised	(163,680)	15.21
Expired or cancelled	(283,953)	19.51

Outstanding at June 30, 2009	2,175,863	17.69

Granted	257,500	16.41
Exercised	(660,764)	16.98
Expired or cancelled	(216,489)	20.01

Outstanding at June 30, 2010	1,556,110	17.46	4.9 years	$16,087

Exercisable at June 30, 2010	1,053,569	$18.32	3.1 years	$9,992

The per-share weighted-average grant-date fair value of stock options granted under the OSI Plan was $7.74, $5.16 and $5.64 for fiscal 2008, 2009 and 2010, respectively. The total intrinsic value of options exercised during fiscal 2010 was $5.9 million.

In fiscal 2008, the Company converted 5,900,385 options under the Spacelabs Plan into 456,226 options under the OSI Plan and converted 7,221,000 options under the Rapiscan Plan into 622,309 options under the OSI Plan. In both of these cases, no additional compensation expense was required to be recorded.

Restricted Stock Awards—Under the OSI Plan, the Company granted 202,700, 227,626 and 247,800 restricted shares during fiscal 2008, 2009 and 2010, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

A summary of restricted stock award activity for the periods indicated was as follows:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2007	—	$—
Granted	202,700	23.01
Vested	(14,982)	22.59
Forfeited	(250)	23.18

Nonvested at June 30, 2008	187,468	$23.04
Granted	227,626	13.56
Vested	(43,695)	23.35
Forfeited	(11,708)	20.97

Nonvested at June 30, 2009	359,691	$17.07
Granted	247,800	18.20
Vested	(112,665)	17.99
Forfeited	(15,289)	17.18

Nonvested at June 30, 2010	479,537	$17.44

The per-share weighted average grant-date fair value of restricted stock granted under the OSI Plan was $23.01, $13.56 and $18.20 for fiscal 2008 and 2009 and 2010, respectively. The total fair value of shares vested during fiscal 2008, 2009 and 2010 was $0.3 million, $1.0 million and $2.0 million, respectively.

As of June 30, 2010, there were 524,017 shares available for grant under the OSI Plan. Under the terms of the OSI Plan, no more than 349,121 of these shares may be granted in the form of restricted stock.

10.    INCOME TAXES

The following is a geographical breakdown of income (loss) before the provision (benefit) for income taxes (in thousands):

	2008	2009	2010
Pre-tax income (loss):
United States	$665	$(4,751)	$14,888
Foreign	13,774	21,296	20,108

Total pre-tax income	$14,439	$16,545	$34,996

The Company’s provision for income taxes consists of the following (in thousands):

	2008	2009	2010
Current:
Federal	$2,433	$3,442	$2,809
State	(794)	418	745
Foreign	2,190	3,556	2,644

Total current provision	3,829	7,416	6,198
Deferred:
Federal	$(5,237)	$(2,384)	$2,640
State	1,281	(121)	(374)
Foreign	706	482	2,975

Total deferred provision	(3,250)	(2,023)	5,241

Total provision	$579	$5,393	$11,439

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

The exercise of stock options during the fiscal year ended June 30, 2008, 2009 and 2010 resulted in additional tax benefit or provision and has been reflected as an adjustment of income taxes payable and an adjustment of additional paid-in capital. The adjustments recorded were $(0.4) million, $(0.6) million and $0.7 million for the years ended June 30, 2008, 2009 and 2010, respectively.

On July 1, 2007, the Company adopted the accounting standards update related to accounting for uncertainty in income taxes. The cumulative effect of applying this accounting standards update to the Company was recorded as a decrease of $3.3 million to retained earnings, an increase of $2.4 million to deferred tax asset and an increase of $6.2 million to deferred tax liability.

As of June 30, 2008, June 30, 2009 and June 30, 2010, the Company’s liability for uncertain tax positions was $6.5 million, $8.4 million and $9.4 million, respectively. Of the $9.4 million, $7.0 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes potential interest and penalties related to income tax matters in income tax expense. As of June 30, 2010, the Company has $2.5 million accrued for the payment of interest and penalties. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the fiscal years after 2006 for federal purposes, the fiscal years after 2005 for state purposes and fiscal years after 1998 for various foreign jurisdictions. Facts and circumstances could arise in the twelve month period following June 30, 2010 that could cause the Company to reduce the liability for unrecognized tax benefits, including but not limited to, settlement of income tax positions or expiration of statute of limitations. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

A summary of activity of unrecognized tax benefits for fiscal 2008, 2009 and 2010 was as follows (in thousands).

Balance as July 1, 2007	$4,373
Additions on tax positions for the current year	463
Reductions as a result of a lapse of statute of limitations	(69)

Balance as June 30, 2008	$4,767
Additions on tax positions for the current year	148
Additions on tax positions from prior years	972

Balance at June 30, 2009	$5,887
Additions on tax positions for the current year	1,119
Additions on tax positions from prior years	780
Reductions as a result of a lapse of statute of limitations	(456)
Reduction in tax position from prior year	(453)

Balance at June 30, 2010	$6,877

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time. At June 30, 2010, undistributed earnings of the foreign subsidiaries amounted to approximately $91.5 million. It is not practical to determine the amount of income or withholding tax that would be payable upon the remittance of these earnings.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

Included within the tax benefit for fiscal 2008 is a net tax benefit of $4.0 million as a result of discrete items impacting the tax provision, the largest of which was a $4.3 million tax benefit associated with the repurchase of the minority interest of Spacelabs Healthcare (see Note 1), which the Company completed during the second quarter of fiscal 2008.

Deferred income tax assets (liabilities) consisted of the following (in thousands):

	June 30,
	2009	2010
Deferred income tax assets:
R&D tax credit carryforwards	$1,629	$3,830
Net operating loss carryforwards	3,915	3,475
Revitalization zone deductions	879	879
Allowance for doubtful accounts	1,585	1,206
Inventory reserve	7,736	8,014
Inventory capitalization	3,615	3,615
Accrued liabilities	4,856	4,772
Deferred compensation	5,353	4,839
Unrecognized tax benefit	2,435	2,435
Other assets	8,892	6,336

Total deferred income tax assets	40,895	39,401
Valuation allowance	(6,223)	(6,352)

Net deferred income tax assets	34,672	33,049

Deferred income tax liabilities:
Depreciation	(378)	(314)
State income taxes	(1,497)	(1,305)
Amortization of intangible assets	(8,695)	(10,554)
Other liabilities	(155)	(30)

Total deferred income tax liabilities	(10,725)	(12,203)

Net deferred tax asset	$23,947	$20,846

As of June 30, 2010, the Company had federal net operating loss carry forwards of approximately $4.1 million and state net operating loss carry forwards of $1.1 million. The Company’s federal net operating losses will begin to expire in the tax year ending June 30, 2018, and are subject to limitations on their utilization. In addition, the Company had state tax credit carry forwards, including research and development and revitalization zone credits, of approximately $2.5 million. The Company’s state tax credit carry forwards will begin to expire in the tax year ending June 30, 2011. As of June 30, 2010, the Company has a federal research and development tax credit carry forward of approximately $2.2 million. The Company’s federal credit carry forwards will begin to expire in the tax year ending June 30, 2019.

The Company has established a valuation allowance in accordance with the provisions outlined in the accounting standards related to income taxes. The valuation allowance relates to the net operating loss of foreign subsidiaries, net operating loss subject to Separate Return Limitation Year rules, an unrealized capital loss related to a write-down of an equity investment and revitalization zone credits. During the year ended June 30, 2010, the

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

Company recorded a $0.1 million increase to its valuation allowance, which entirely related to foreign NOL. The Company reviews the adequacy of valuation allowances and releases the allowances when it is determined that it is more likely than not that the benefits will be realized.

The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	June 30,
	2008	2009	2010
Provision (benefit) for income taxes at federal statutory rate	(35.0)%	35.0%	35.0%
State income taxes and credits—net of federal benefit	2.2	1.2	0.7
Research and development tax credits	(2.0)	(2.8)	(3.2)
Foreign tax credits	(1.0)	(3.4)	(0.6)
Subpart F income	5.8	4.1	0.6
Stock options adjustment	1.4	0.8	(0.5)
Foreign income subject to tax at other than federal statutory rate	(25.8)	(18.2)	(5.3)
Nondeductible expenses	2.7	1.1	0.1
Change in valuation allowance	12.3	2.6	1.0
Reversal of Spacelabs deferred tax liability	(29.6)	—	—
Unrecognized tax benefit	2.3	12.2	1.8
Other	0.7	—	3.1

Effective income tax rate	4.0%	32.6%	32.7%

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

11.    COMMITMENTS AND CONTINGENCIES

The following is a summary of commitments as of June 30, 2010 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Total debt (excluding capital lease obligations)	$35,398	$11,920	$21,015	$436	$2,027
Capital lease obligations	$711	$711	$—	$—	$—
Operating leases	$38,197	$10,794	$17,197	$9,749	$457
Defined benefit plan obligation	$7,921	$879	$550	$514	$5,978

Operating Leases—The Company leases facilities and certain equipment under various operating lease agreements. Certain leases provide for periodic rent increases and may contain escalation clauses and renewal options. Rent expense totaled $10.0 million, $9.6 million and $10.4 million for fiscal years 2008, 2009 and 2010, respectively.

Commitments—Under the terms and conditions of the purchase agreements associated with the following acquisitions, the Company may be obligated to make additional payments.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

In fiscal 2003, the Company purchased a minority equity interest in CXR Limited. In June 2004, the Company increased its equity interest to approximately 75% and in December 2004, the Company acquired the remaining 25%. As compensation to the selling shareholders for this remaining interest, the Company agreed to make certain royalty payments during the 18 years following the acquisition of this remaining interest. Royalty payments are based on the license of, or sales of products containing, technology owned by CXR Limited. As of June 30, 2010, no royalty payments have been earned.

In fiscal 2004, the Company acquired Advanced Research & Applications Corp. During the seven years following the acquisition, contingent consideration is payable based on its net revenues, provided certain requirements are met. The contingent consideration is capped at $30.0 million. As of June 30, 2010, no contingent consideration has been earned.

In fiscal 2006, the Company acquired certain assets of InnerStep, B.S.E., Inc. During the seven years following the acquisition, contingent consideration is payable based on its profits before interest and taxes, provided certain requirements are met. The contingent consideration is capped at $6.0 million. As of June 30, 2010, no contingent consideration has been earned.

In fiscal 2009, the Company acquired a company that offers services in connection with security inspection products. Contingent consideration is payable based on net receipts generated from new business during the three years following the acquisition, provided certain requirements are met. The contingent consideration is capped at $10.0 million. As of June 30, 2010, no contingent consideration has been earned.

In fiscal 2010, the Company completed an acquisition in which the fair value of contingent consideration related to this acquisition was estimated to be $5.8 million and was recorded at the time of the acquisition as a component of other long-term liabilities. During the third quarter of fiscal 2010, the fair value of this contingent liability was reduced to $5.1 million. The $0.7 million associated with this reduction was recorded as other income in the Consolidated Statements of Operations.

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

FOR THE THREE YEARS ENDED JUNE 30, 2010

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

Legal Proceedings—The Company is involved in various claims and legal proceedings arising out of the ordinary course of business. In the Company’s opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on its financial position, future results of operations, or cash flows. The Company has not accrued for loss contingencies relating to such matters because the Company believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s results of operations, financial position and/or liquidity could be material.

12.    SHAREHOLDERS’ EQUITY

Stock Repurchase Program

The Company’s Board of Directors has authorized a Common Stock repurchase program. During fiscal 2009, the Company repurchased 619,768 shares under this program. No shares were repurchased under this program in fiscal 2008 or 2010. At June 30, 2010, 711,205 shares were available for repurchase under the stock repurchase program. There is no timeframe to complete the repurchase program. Upon repurchase, shares were restored to the status of authorized but unissued shares in the accompanying Consolidated Financial Statements.

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

13.    Related-Party Transactions

In 1994, the Company, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company owns a 36% interest in the joint venture, the Company’s Chairman and Chief Executive Officer owns a 10.5% interest, and the Company’s Executive Vice President and President of the Company’s Security division owns a 4.5% ownership interest. The Company’s initial investment was approximately $0.1 million. For the years ended June 30, 2008, 2009 and 2010, the Company’s equity earnings in the joint venture were approximately to $0.4 million, $0.5 million and $0.4 million, respectively. The Company, its Chairman and Chief Executive Officer and the Company’s Executive Vice President and President of the Company’s Security division collectively control less than 50% of the board of directors voting power in the joint venture. As a result, the Company accounts for the investment

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of the Company’s subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for fiscal 2008, 2009 and 2010 were approximately $1.6 million, $4.4 million and $4.4 million, respectively. Receivables from the joint venture were $2.7 million and $0.9 million as of June 30, 2009 and 2010, respectively.

The Company has contracted with entities owned by members of its Board of Directors and/or their families to provide messenger service, auto rental and printing services. Such expenses for 2008, 2009 and 2010 were approximately $54,000, $54,000 and $64,000 for messenger services and auto rental and $42,000, $45,000 and $60,000 for printing services, respectively.

14.    Employee Benefit Plans

Employee Retirement Savings Plans

The Company has various qualified employee retirement savings plans. Participants can contribute certain amounts to the plans and the Company matches a certain portion of employee contributions. The Company contributed approximately $2.3 million, $2.8 million and $3.1 million to the plans for the fiscal years ended June 30, 2008, 2009 and 2010, respectively.

Deferred Compensation Plan

In May 2008, the Company adopted a deferred compensation plan, which met the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that selected employees are eligible to defer up to 80% of their salaries and up to 100% of their bonuses. The Company may also make employer contributions to participant accounts in certain circumstances. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings are subject to a vesting schedule dependent upon years of service to the Company and, also, vest completely upon the participant’s disability, death or a change of control. The Company made no employer contributions to the plan during fiscal year 2008 and made contributions of $0.6 million and $0.5 million during fiscal year 2009 and 2010, respectively. As of June 30, 2010, the Company held assets of $3.7 million and liabilities of $3.5 million. Assets related to this plan are included in Other Assets and liabilities related to this plan are included in Other Long Term Liabilities on the balance sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.

Employee Pension Plans

The Company sponsors a number of qualified and nonqualified pension plans for its employees at certain locations. In accordance with accounting standards for employee pension and postretirement benefits, the Company fully recognizes the overfunded or underfunded status of each of its defined benefit plan as an asset or liability in the consolidated balance sheet. The asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation. The liabilities associated with underfunded plans are classified as noncurrent, except to the extent the fair value of the plan’s assets is less than the plan’s estimated benefit payments over the next 12 months. The Company measures its pension and postretirement benefit plan assets and benefit obligations as of June 30.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

During fiscal 2009, the Company recognized curtailment gains of $0.3 million due to headcount reductions in foreign locations related to participants in defined benefit plans.

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for fiscal years 2009 and 2010, and a statement of the funded status as of June 30, 2009 and 2010 (in thousands):

	2009	2010
Change in Benefit Obligation
Benefit obligation at beginning of year	$8,977	$7,997
Translation adjustment	(1,939)	(459)
Service costs	2,093	68
Interest costs	537	502
Curtailment / plan amendment	(333)	460
Plan participants’ contributions	(88)	(51)
Actuarial loss (gain)	(1,198)	901
Benefits paid	(52)	(53)

Benefit obligation at end of year	7,997	9,365

Change in Plan Assets

Fair value of plan assets at beginning of year	5,829	4,316
Translation adjustment	(1,108)	47
Actual return on plan assets	(814)	651
Company contributions	528	299
Plan participants’ contributions	—	65
Benefits paid	(119)	(124)

Fair value of plan assets at end of year	4,316	5,254

Funded status	(3,681)	(4,111)
Unrecognized net actuarial loss	—	—

Net amount recognized	$(3,681)	$(4,111)

Amount recognized in Consolidated Balance Sheets consist of:
Investments	$535	$552
Accrued pension liability	(4,146)	(4,883)
Accumulated other comprehensive income	3,088	3,072

The following table provides the net periodic benefit costs for each of the fiscal years ended June 30, (in thousands):

	2008	2009	2010
Net Periodic Benefit Costs
Service costs	$259	$297	$49
Interest costs	486	537	464
Expected return on plan assets	(220)	(300)	(306)
Amortization of prior service costs	—	148	258
Recognized actuarial loss/(gain)	90	(135)	284
Curtailment	—	(333)	(14)

Net periodic benefit cost	$615	$214	$735

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

Plan Assumptions

	2009	2010
Weighted average assumptions at year-end:
Discount rate	6.0%	5.1%
Expected return on plan assets	6.6%	6.2%
Rate of compensation increase	0.5%	0.2%

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

Plan Assets and Investment Policy

	Fiscal year ended June 30, 2009		Fiscal year ended June 30, 2010
	Proportion of Fair Value	Expected Rate of Return	Proportion of Fair Value	Expected Rate of Return
Equity securities	71%	7%	83%	7%
Debt securities	26%	6%	16%	3%
Other	3%	5%	1%	5%

Combined	100%	6.6%	100%	6.2%

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

Projected Benefit Payments

The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2010 (in thousands):

Pension Benefits
July 1, 2010 to June 30, 2011	879
July 1, 2011 to June 30, 2012	375
July 1, 2012 to June 30, 2013	175
July 1, 2013 to June 30, 2014	333
July 1, 2014 to June 30, 2015	181
July 1, 2015 to June 30, 2020	5,978

Company Contribution

Currently, the Company’s weighted average contribution rate is 2% of pensionable salaries. If the Company contributions continue at the current rate, the estimated total Company contributions for fiscal 2011 will be approximately $0.3 million.

15.    SEGMENT INFORMATION

The Company has determined that it operates in three identifiable industry segments, (a) security and inspection systems (Security division), (b) medical monitoring and anesthesia systems (Healthcare division), and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). The Company also has a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances and legal and audit and other professional service fees not allocated to product segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the businesses of the Optoelectronics and Manufacturing division primarily supply components and subsystems to original equipment manufacturers, including to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

The following tables present the operations and identifiable assets by industry segment (in thousands):

	2008
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$225,836	$256,695	$140,557	$—	$—	$623,088
Revenue between product segments	—	—	47,067	—	(47,067)	—

Total revenues	$225,836	$256,695	$187,624	$—	$(47,067)	$623,088

Income (loss) from operations	$5,365	$12,918	$13,114	$(12,290)	$(199)	$18,908

Segments assets	$199,884	$172,038	$95,615	$43,313	$(3,209)	$507,641

Capital expenditures	$3,939	$5,080	$2,149	$949	$—	$12,117

Depreciation and amortization	$6,233	$9,004	$3,580	$525	$—	$19,342

	2009
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$240,919	$214,260	$135,182	$—	$—	$590,361
Revenue between product segments			45,941	—	(45,941)	—

Total revenues	$240,919	$214,260	$181,123	$—	(45,941)	$590,361

Income (loss) from operations	$14,324	$5,106	$14,501	$(13,890)	$(560)	$19,481

Segments assets	$191,164	$155,366	$84,434	$47,633	$(3,769)	$474,828

Capital expenditures	$2,322	$2,890	$4,293	$1,347	$—	$10,852

Depreciation and amortization	$5,774	$8,389	$3,126	$516	$—	$17,805

	2010
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$251,479	$206,557	$137,075	$—	$—	$595,111
Revenue between product segments		—	34,162	—	(34,162)	—

Total revenues	$251,479	$206,557	$171,237	$—	(34,162)	$595,111

Income (loss) from operations	$23,351	$13,113	$11,958	$(10,878)	$(776)	$36,768

Segments assets	$221,019	$138,739	$85,170	$72,731	$(4,545)	$513,114

Capital expenditures	$12,362	$2,290	$2,414	$1,021	$—	$18,087

Depreciation and amortization	$6,210	$8,365	$3,449	$537	$—	$18,561

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2010

The following tables present the revenues and identifiable assets by geographical area (in thousands):

	2008
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$387,655	$178,281	$57,152	$—	$623,088
Revenue between product segments	27,251	—	19,816	(47,067)	—

Total revenue	$414,906	$178,281	$76,968	$(47,067)	$623,088

Long-lived assets	$109,478	$29,675	$8,788		$147,941

	2009
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$397,371	$135,173	$57,817	$—	$590,361
Revenue between product segments	27,530	—	18,411	(45,941)	—

Total revenue	$424,901	$135,173	$76,228	$(45,941)	$590,361

Long-lived assets	$108,801	$27,520	$11,442		$147,763

	2010
	North America	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$418,808	$126,450	$49,853	$—	$595,111
Revenue between product segments	23,204	—	10,958	(34,162)	—

Total revenue	$442,012	$126,450	$60,811	$(34,162)	$595,111

Long-lived assets	$125,485	$23,555	$11,289		$160,329

*    *    *    *    *    *

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
Description	Balance at Beginning of period	Charged to costs and expenses	Charged in other accounts	Deductions- Write-offs	Balance at end of period
Balance for doubtful accounts:
Year ended June 30, 2008	$2,002	$1,364	$—	$1,063	$2,303

Year ended June 30, 2009	$2,303	$5,740	$—	$1,147	$6,896

Year ended June 30, 2010	$6,896	$522	$—	$1,412	$6,006

Balance for warranty reserve:
Year ended June 30, 2008	$7,443	$7,709	$—	$3,555	$11,597

Year ended June 30, 2009	$11,597	$4,472	$—	$5,963	$10,106

Year ended June 30, 2010	$10,106	$6,653	$—	$5,829	$10,930

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC. (Registrant)

Date: August 26, 2010	By:	/s/ ALAN EDRICK
Alan Edrick, Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 26, 2010

/s/ ALAN EDRICK Alan Edrick	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	August 26, 2010

/s/ AJAY MEHRA Ajay Mehra	Executive Vice President, President of Rapiscan Systems and Director	August 26, 2010

/s/ WILLIAM F. BALLHAUS, JR. William F. Ballhaus, Jr.	Director	August 26, 2010

/s/ DAVID T. FEINBERG David T. Feinberg	Director	August 26, 2010

/s/ STEVEN C. GOOD Steven C. Good	Director	August 26, 2010

/s/ MEYER LUSKIN Meyer Luskin	Director	August 26, 2010

II-1

INDEX TO EXHIBITS

No.		EXHIBIT DESCRIPTION
3.1		Certificate of Incorporation of OSI Systems, Inc. (1)

3.2		Certificate of Merger of OSI Systems, Inc. (1)

3.3		Bylaws of OSI Systems, Inc. (1)

4.1		Form of Common Stock Certificate (1)

10.1		Lease (A) dated June 24, 2002, between S/I Sammamish I, LLC and Spacelabs Medical, Inc. (2)

10.2		Lease (B) dated June 24, 2002, between S/I Sammamish I, LLC and Spacelabs Medical, Inc. (2)

10.3		First Amendment to Lease (A) dated October 12, 2004, between S/I Sammamish I, LLC and OSI Systems, Inc. (3)

10.4		First Amendment to Lease (B) dated October 12, 2004, between S/I Sammamish I, LLC and OSI Systems, Inc. (3)

10.5		Credit Agreement dated July 27, 2007, between Wachovia Bank, N.A. and OSI Systems, Inc. (4)

10.6		Amended and Restated 2006 Equity Participation Plan of OSI Systems, Inc. (5)

10.7		Deferred Compensation Plan of OSI Systems, Inc. (6)

10.8		First Amendment to Credit Agreement dated June 17, 2008, between Wachovia Bank, N.A. and OSI Systems, Inc. (7)

10.9		Employment Agreement dated September 22, 2008 between Alan Edrick and OSI Systems, Inc. (8)

10.10		Employment Agreement dated September 22, 2008 between Victor Sze and OSI Systems, Inc. (8)

10.11		OSI Systems, Inc. Nonqualified Defined Benefit Plan (9)

10.12		OSI Systems, Inc. 2008 Employee Stock Purchase Plan (10)

10.13		Second Amendment to Credit Agreement dated November 13, 2008, between Wachovia Bank, N.A. and OSI Systems, Inc. (11)

10.14		Employment Agreement dated September 14, 2009 between Ajay Mehra and OSI Systems, Inc. (12)

10.15		Employment Agreement dated January 6, 2010 between Deepak Chopra and OSI Systems, Inc. (13)

10.16		Third Amendment to Credit Agreement dated December 16, 2009, between Wachovia Bank, N.A. and OSI Systems, Inc. (14)

10.17	*	Form of Indemnification Agreement for Directors and Executive Officers of OSI Systems, Inc.

14.1		Code of Ethics and Conduct (3)

21.1*		Subsidiaries of the Company

23.1*		Consent of Independent Registered Public Accounting Firm

31.1*		Certification Pursuant to Section 302

31.2*		Certification Pursuant to Section 302

32.1*		Certification Pursuant to Section 906

32.2*		Certification Pursuant to Section 906

*	Filed herewith
(1)	Previously filed with our Current Report on Form 8-K filed March 8, 2010.

(2)	Previously filed with our Annual Report on Form 10-K filed September 13, 2004.
(3)	Previously filed with our Annual Report on Form 10-K filed September 29, 2005.
(4)	Previously filed with our Amendment No. 2 to Current Report on Form 8-K/A filed on April 13, 2010.
(5)	Previously filed with our Current Report on Form 8-K filed December 7, 2007.
(6)	Previously filed with our Current Report on Form 8-K filed June 16, 2008.
(7)	Previously filed with our Current Report on Form 8-K filed June 18, 2008.
(8)	Previously filed with our Current Report on Form 8-K filed September 23, 2008.
(9)	Previously filed with our Current Report on Form 8-K filed October 10, 2008.
(10)	Previously filed with our Proxy Statement on Schedule 14A filed October 14, 2008.
(11)	Previously filed with our Quarterly Report on Form 10-Q filed January 29, 2009.
(12)	Previously filed with our Current Report on Form 8-K filed September 16, 2009.
(13)	Previously filed with our Current Report on Form 8-K filed January 8, 2010.
(14)	Previously filed with our Quarterly Report on Form 10-Q filed January 28, 2010.

2