Form 10-Q
period 2010-09-30
OSI SYSTEMS INC
filed 2010-10-27
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 25, 2010, there were 18,660,973 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30,	September 30,
	2010	2010
ASSETS
Current Assets:
Cash and cash equivalents	$51,989	$55,569
Accounts receivable, net	132,728	99,949
Other receivables	2,859	2,930
Inventories	125,930	146,968
Deferred income taxes	17,262	17,132
Prepaid expenses and other current assets	18,433	18,799

Total current assets	349,201	341,347
Property and equipment, net	51,515	51,641
Goodwill	63,941	69,994
Intangible assets, net	31,975	31,946
Other assets	16,482	18,448

Total assets	$513,114	$513,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$12,743	$8,632
Accounts payable	49,673	49,785
Accrued payroll and related expenses	23,953	15,883
Advances from customers	25,325	22,833
Accrued warranties	10,930	11,395
Deferred revenue	7,698	7,750
Other accrued expenses and current liabilities	14,272	12,849
Total current liabilities	144,594	129,127
Long-term debt	23,366	20,841
Other long-term liabilities	31,444	34,683

Total liabilities	199,404	184,651
Commitment and contingencies (Note 7)
Shareholders’ Equity:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value—authorized, 100,000,000 shares; issued and outstanding, 18,326,133 at June 30, 2010 and 18,653,913 shares at September 30, 2010	244,026	250,579
Retained earnings	76,681	80,073
Accumulated other comprehensive loss	(6,997)	(1,927)
Total shareholders’ equity	313,710	328,725
Total liabilities and equity	$513,114	$513,376

See accompanying notes to Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount data)

(Unaudited)

	For the Three Months Ended September 30,
	2009	2010
Revenues	$133,761	$128,453
Cost of goods sold	89,294	81,555
Gross profit	44,467	46,898
Operating expenses:
Selling, general and administrative expenses	32,280	31,976
Research and development	7,989	9,231
Restructuring, and other charges	—	256
Total operating expenses	40,269	41,463
Income from operations	4,198	5,435
Interest expense net	(605)	(590)
Income before income taxes	3,593	4,845
Provision for income taxes	1,083	1,453
Net income	$2,510	$3,392

Net income per share:
Basic	$0.14	$0.18
Diluted	$0.14	$0.18
Shares used in per share calculation:
Basic	17,503	18,433
Diluted	17,818	19,078

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30
	2009	2010
Cash flows from operating activities:
Net income	$2,510	$3,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,181	4,468
Stock based compensation expense	1,128	1,298
Recoveries of losses on accounts receivable	(56)	(272)
Equity in gains of unconsolidated affiliates	(33)	(211)
Deferred income taxes	(909)	272
Other	(6)	45
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(1,360)	34,275
Other receivables	(45)	91
Inventories	9,087	(19,055)
Prepaid expenses and other current assets	(1,502)	78
Accounts payable	(1,515)	(982)
Accrued payroll and related expenses	(2,841)	(8,302)
Advances from customers	5,234	(3,049)
Accrued warranties	(522)	265
Deferred revenue	(772)	(526)
Other accrued expenses and current liabilities	(2,069)	(2,191)
Net cash provided by operating activities	10,510	9,596
Cash flows from investing activities:
Purchases of property and equipment	(1,513)	(2,012)
Acquisition of businesses	(3,241)	(2,048)
Purchases of intangible and other assets	(495)	(671)
Net cash used in investing activities	(5,249)	(4,731)
Cash flows from financing activities:
Net repayments of bank lines of credit	(1,836)	—
Payments on long-term debt	(5,917)	(6,656)
Payments of capital lease obligations	(168)	(127)
Proceeds from exercise of stock options and employee stock purchase plan	1,585	4,801
Net cash used in financing activities	(6,336)	(1,982)
Effect of exchange rate changes on cash	533	697
Net increase (decrease) in cash and cash equivalents	(542)	3,580
Cash and cash equivalents-beginning of period	25,172	51,989
Cash and cash equivalents-end of period	$24,630	$55,569
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$639	$472
Income taxes	$1,805	$2,413

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

The Company has three operating divisions: (i) Security, providing security inspection systems and related services; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems and related services; and (iii) Optoelectronics and Manufacturing, providing specialized electronic components for the Security and Healthcare divisions as well as for applications in the defense and aerospace markets, among others.

Through its Security division, the Company designs, manufactures and markets security and inspection systems worldwide primarily under the “Rapiscan Systems” trade name. Rapiscan Systems products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband and to screen people. These products and services are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. The Security division also offers turnkey security screening services under the “S2 Global” trade name.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission on August 27, 2010. The results of operations for the three months ended September 30, 2010, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of restricted shares and shares issuable upon the exercise of stock options and warrants under the treasury stock method. Stock options and warrants to purchase a total of 1.3 million shares of common stock for the three months ended September 30, 2009, were not included in diluted earnings per share calculations because to do so would have been antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months Ended September 30
	2009	2010

Net income for diluted earnings per share calculation	$2,510	$3,392

Weighted average shares for basic earnings per share calculation	17,503	18,433
Dilutive effect of stock awards and warrants	315	645
Weighted average shares for diluted earnings per share calculation	17,818	19,078

Basic net income per share	$0.14	$0.18
Diluted net income per share	$0.14	$0.18

Comprehensive Income

Comprehensive income is computed as follows (in thousands):

	Three Months Ended September 30,
	2009	2010
Net income	$2,510	$3,392
Foreign currency translation adjustments	(1,577)	4,912
Other	(35)	160
Comprehensive income	$898	$8,464

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

The fair values of such assets were:

	June 30, 2010	September 30, 2010
Level 1	$5,750	$7,464
Level 2	(244)	(744)
Total	$5,506	$6,720

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As of September 30, 2010, the Company had outstanding foreign currency forward contracts totaling $8.0 million to sell foreign currencies in anticipation of the settlement in fiscal 2011 of sales denominated in that currency.  In addition, to reduce the unpredictability of cash flows from interest payments related to variable, LIBOR-based debt, the Company has outstanding a three-year interest rate swap agreement, under which the Company incurs interest expense based upon a fixed 1.69% rate index for a portion of its term loan. The interest rate swap matures in March 2012. Each of these derivative contracts is considered an effective cash flow hedge in its entirety. As a result, the net gains or losses on such derivative contracts have been reported as a component of other comprehensive income in the Condensed Consolidated Financial Statements and are reclassified as net earnings when the hedged transactions settle.

Business Combinations

During the normal course of business the Company makes acquisitions.  In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is disclosed.

Recent Accounting Updates Not Yet Adopted

In January 2010, the Financial Accounting Standards Board issued an accounting standards update (ASU) improving disclosures surrounding fair market value measurements.  This update requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Certain financial assets are measured at fair value on a nonrecurring basis. These assets include equity method investments that are recognized at fair value at the end of the period to the extent that they are deemed to be other-than-temporarily impaired. Non-financial assets such as property plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset.  This portion of the ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2010	September 30, 2010
Accounts receivable
Trade receivables	$138,734	$105,746
Less: allowance for doubtful accounts	(6,006)	(5,797)
Accounts receivable, net	$132,728	$99,949

	June 30, 2010	September 30, 2010
Inventories, net
Raw materials	$69,421	$81,460
Work-in-process	20,847	26,226
Finished goods	35,662	39,282
Total	$125,930	$146,968

	June 30, 2010	September 30, 2010
Property and equipment, net
Land	$5,078	$5,256
Buildings	8,618	8,801
Leasehold improvements	12,549	12,837
Equipment and tooling	62,861	64,644
Furniture and fixtures	4,753	4,869
Computer equipment	17,738	18,353
Computer software	13,859	14,276
Total	125,456	129,036
Less: accumulated depreciation and amortization	(73,941)	(77,395)
Property and equipment, net	$51,515	$51,641

3. Goodwill and Intangible Assets

The goodwill acquired during the period within the Security division related to an acquisition of a business that was considered immaterial to the Company.  The changes in the carrying value of goodwill for the three month period ended September 30, 2010, are as follows (in thousands):

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Consolidated
Balance as of June 30, 2010	$16,566	$35,403	$11,972	$63,941
Goodwill acquired during the period	5,518	—	—	5,518
Foreign currency translation adjustment	365	170	—	535
Balance as of September 30, 2010	$22,449	$35,573	$11,972	$69,994

Intangible assets consisted of the following (in thousands):

		June 30, 2010			September 30, 2010
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$11,877	$3,954	$7,923	$12,952	$4,589	$8,363
Patents	9 years	1,630	388	1,242	1,870	405	1,465
Core technology	10 years	2,029	1,094	935	2,129	1,202	927
Developed technology	13 years	17,246	8,942	8,304	17,304	9,413	7,891
Customer relationships/ backlog	7 years	10,437	6,132	4,305	10,022	6,036	3,986
Total amortizable assets		43,219	20,510	22,709	44,277	21,645	22,632
Non-amortizable assets:
Trademarks		9,266		9,266	9,314		9,314
Total intangible assets		$52,485	$20,510	$31,975	$53,591	$21,645	$31,946

Amortization expense related to intangibles assets was $1.0 million for each of the three months ended September 30, 2009 and 2010. At September 30, 2010, the estimated future amortization expense was as follows (in thousands):

2011 (remaining 9 months)	$3,082
2012	4,076
2013	3,783
2014	2,599
2015	1,224
2016	1,045
2017 and thereafter	6,823
Total	$22,632

4. Borrowings

On October 15, 2010, the Company entered into a credit agreement with a syndicate of banks for a $250 million revolving credit facility.  This credit agreement replaced the existing agreement described below, which was repaid and terminated simultaneously with the close of the new agreement.  The new facility consists of a $250 million, five-year revolving credit facility, including a $155 million sub-limit for letters of credit.  Borrowings under this facility bear interest, based on the Company’s option, at either (i) London Interbank Offered Rate (LIBOR) plus margins that range from 2.00% to 2.50% or (ii) the sum of margins that range from 1.00% to 1.50% and the higher of (a) the bank’s prime rate, (b) the Fed Fund’s rate plus 0.5% or (c) LIBOR plus 1.0%.  The margins are determined by the Company’s consolidated leverage ratio.  The Company’s borrowings under the credit agreement are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type, including restrictions on the Company’s ability to pay cash dividends.

Prior to the closing of the aforementioned revolving credit facility, the Company maintained a credit agreement with certain lenders allowing for a $74.5 million revolving credit facility (including a $64.5 million sub-limit for letters-of-credit) and an amortizing five-year term loan, which would have matured in July 2012.  Borrowings under the agreement bore interest at either (i) LIBOR plus margins that range from 2.00% to 2.50% or (ii) the sum of margins that range from 1.00% to 1.50% and the higher of (a) the bank’s prime rate or (b) Fed Fund’s rate plus 0.5%. The rates were determined based on the Company’s consolidated leverage ratio.  As of September 30, 2010, the weighted-average interest rate under the credit agreement was 2.3%. The Company’s borrowings under the credit agreement were guaranteed by the Company’s domestic subsidiaries and secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contained various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type, including restrictions on the Company’s ability to pay cash dividends. As of September 30, 2010, $25.7 million was outstanding under the term loan, while no debt was outstanding under the revolving credit facility, and $38.0 million was outstanding under the letter-of-credit facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of September 30, 2010, $18.6 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of September 30, 2010, the total amount available under these credit facilities was $13.9 million, with a total cash borrowing sub-limit of $4.2 million.

In fiscal 2005, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of September 30, 2010, $3.1 million remained outstanding under this loan at an interest rate of 1.9% per annum.

Long-term debt consisted of the following (in thousands):

	June 30, 2010	September 30, 2010
Five-year term loan due in 2013	$32,281	$25,681
Twenty-year term loan due in 2024	3,015	3,109
Capital leases	711	584
Other	102	99
	36,109	29,473
Less current portion of long-term debt	12,743	8,632
Long-term portion of debt	$23,366	$20,841

5. Stock-based Compensation

As of September 30, 2010, the Company maintained an equity participation plan and an employee stock purchase plan.

The Company recorded stock-based-compensation expense in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,
	2009	2010
Cost of goods sold	$72	$88
Selling, general and administrative	1,002	1,156
Research and development	54	54
	$1,128	$1,298

As of September 30, 2010, total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted was approximately $11.1 million. The Company expects to recognize these costs over a weighted-average period of 2.9 years.

6. Retirement Benefit Plans

The Company sponsors a number of qualified and nonqualified defined benefit pension plans for its employees. The benefits under these plans are based on years of service and an employee’s highest twelve months’ compensation during the last five years of employment. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended September 30,
	2009	2010
Service cost	$82	$125
Interest cost	10	9
Amortization of net loss	27	25
Net periodic pension expense	$119	$159

For each of the three months ended September 30, 2009 and 2010, the Company made contributions of $0.1 million to these defined benefit plans.

In addition, the Company sponsors several defined contribution benefit plans. For the three months ended September 30, 2009 and 2010, the Company made contributions of $0.8 million and $1.4 million, respectively, to these defined contribution plans.

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

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales and profitability milestones.   Some of the purchase agreements the Company has entered into do not put a cap on the total payments that may be earned, or a deadline for such payments. For acquisitions that occurred prior to fiscal year 2010, which were accounted for under Statement of Financial Accounting Standards 141, “Business Combinations,” the Company accounts for such contingent payments as an addition to the purchase price of the acquired company. For acquisitions accounted for under Accounting Standards Codification 805, “Purchase Price Allocations,” (“ASC 805”), the estimated fair value of these obligations is recorded as a liability in the consolidated balance sheet with subsequent revisions reflected in the consolidated statements of operations. As of September 30, 2010, pursuant to ASC 805, $9.3 million of contingent payment obligations are included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended September 30,
	2009	2010
Balance at beginning of period	$10,106	$10,930
Additions	271	1,137
Reductions for warranty repair costs and adjustments	(870)	(672)
Balance at end of period	$9,507	$11,395

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

9. Segment and Enterprise-Wide Information

The Company operates in three identifiable industry segments: (i) Security, providing security and inspection systems and related services; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems and related services; and (iii) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for applications in the defense and aerospace markets, among others. The Company also has a Corporate segment that includes executive compensation and certain other general and administrative expenses. Interest expense, and certain expenses related to legal, audit and other professional service fees, are not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division comprises businesses that primarily supply components and subsystems to original equipment manufacturers, including to the businesses of the Security and Healthcare divisions. All intersegment sales are eliminated in consolidation.

The following table presents segment and enterprise-wide information (in thousands):

	Three months ended September 30,
	2009	2010
Revenues — by Segment:
Security division	$47,335	$51,097
Healthcare division	46,962	45,924
Optoelectronics and Manufacturing division, including intersegment revenues	45,791	41,911
Intersegment revenues elimination	(6,327)	(10,479)
Total	$133,761	$128,453
Revenues — by Geography:
North America	$96,075	$97,002
Europe	30,535	21,064
Asia	13,478	20,866
Intersegment revenues elimination	(6,327)	(10,479)
Total	$133,761	$128,453

	Three months ended September 30,
	2009	2010
Operating income (loss) — by Segment:
Security division	$1,969	$2,111
Healthcare division	1,495	2,598
Optoelectronics and Manufacturing division	3,461	3,421
Corporate	(3,280)	(2,176)
Eliminations (1)	553	(519)
Total	$4,198	$5,435

	June 30, 2010	September 30, 2010
Assets — by Segment:
Security division	$221,019	$210,421
Healthcare division	138,739	135,990
Optoelectronics and Manufacturing division	85,170	89,136
Corporate	72,731	82,892
Eliminations (1)	(4,545)	(5,063)
Total	$513,114	$513,376

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2010.

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

Security Division. Through our Security division, we design, manufacture and market security and inspection systems worldwide to end users under the “Rapiscan Systems” trade name. Rapiscan Systems products are used to inspect baggage, cargo, people, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems products fall into four categories: baggage and parcel inspection, cargo and vehicle inspection, hold (checked) baggage screening and people screening. We also offer turnkey security screening services under the “S2 Global” trade name.  Revenues from our Security division accounted for 40% and 35% of our total consolidated revenues for the three months ended September 30, 2010 and 2009, respectively.

As a result of the terrorist attacks of September 11, 2001, and subsequent attacks in other locations worldwide, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railway stations, seaports, cruise line terminals, freight forwarding operations, government and military installations and nuclear facilities.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 36% and 35% of our total consolidated revenues for the three months ended September 30, 2010 and 2009, respectively.

The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. We also believe that the worldwide economic slowdown has caused some hospitals and healthcare to delay purchases of our products and services.  During this period of uncertainty, we may experience lower sales of patient monitoring, diagnostic cardiology and anesthesia systems products than we have historically experienced, resulting in a negative impact on our business. We cannot predict when the markets will recover and therefore when this period of delayed and diminished purchasing will end. A prolonged delay could have a material adverse effect on our business, financial condition and results of operations.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography (CT), fiber optics, telecommunications, gaming, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. Revenues from our Optoelectronics and Manufacturing division accounted for 24% and 30% of our total consolidated revenues for the three months ended September 30, 2010 and 2009, respectively.

For the three months ended September 30, 2010, we reported an operating profit of $5.4 million, as compared to $4.2 million for the comparable prior year period. We realized this $1.2 million year over year increase in operating profit despite a 4% decrease in total revenue.  This improved profitability was driven primarily by a $2.4 million improvement in gross profit as a result of product mix and operational efficiencies.  The gross profit improvement was partially offset by a $1.2 million increase in research and development (R&D) expenses in support of new product introductions.

Results of Operations for the Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009 (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	Q1 2010	% of Net Sales	Q1 2011	% of Net Sales	$ Change	% Change
Security division	$47.3	35%	$51.1	40%	$3.8	8%
Healthcare division	47.0	35%	45.9	36%	(1.1)	(2)%
Optoelectronics and Manufacturing division	45.8	34%	41.9	32%	(3.9)	(9)%
Intersegment revenues	(6.3)	(4)%	(10.4)	(8)%	(4.1)	(65)%
Total revenues	$133.8		$128.5		$(5.3)	(4)%

Net revenues for the three months ended September 30, 2010, decreased $5.3 million, or 4%, to $128.5 million from $133.8 million for the comparable prior year period.

Revenues for the Security division for the three months ended September 30, 2010, increased $3.8 million, or 8%, to $51.1 million, from $47.3 million for the comparable prior year period. The increase was attributable to: (i) a $2.8 million or 8% increase in equipment sales mainly driven by a $8.1 million increase in people screening equipment as a result of wider adoption of body scanners partially offset by a $4.6 million decrease in sales of cargo and vehicle inspection systems; and (ii) a $1.0 million or 8% increase in service revenue.  .

Revenues for the Healthcare division for the three months ended September 30, 2010, decreased $1.1 million, or 2%, to $45.9 million, from $47.0 million for the comparable prior year period. The decrease was primarily attributable to a $1.5 million decrease in patient monitoring revenues mainly in North America partially offset by a $0.7 million increase in our anesthesia equipment revenues.

Revenues for the Optoelectronics and Manufacturing division for the three months ended September 30, 2010, decreased $3.9 million, or 9%, to $41.9 million, from $45.8 million for the comparable prior year period. This change was primarily the result of an expected decrease in contract manufacturing sales of $9.1 million primarily due to the winding down of a defense-industry related contract partially offset by increases in commercial optoelectronics sales of $5.2 million.

Gross Profit

(in millions)	Q1 2010	% of Net Sales	Q1 2011	% of Net Sales
Gross profit	$44.5	33.3%	$46.9	36.5%

Gross profit increased $2.4 million, or 5%, to $46.9 million for the three months ended September 30, 2010, from $44.5 million for the comparable prior year period.  The gross margin increased to 36.5% in the three months ended September 30, 2010, from 33.3% for the comparable prior year period.  The increase was primarily attributable to ongoing manufacturing efficiencies gained through facility consolidation and operational improvement initiatives as well as due to favorable product mix within our Security and Optoelectronics and Manufacturing divisions.

Operating Expenses

(in millions)	Q1 2010	% of Net Sales	Q1 2011	% of Net Sales	$ Change	% Change
Selling, general and administrative	$32.3	24.1%	$32.0	24.9%	$0.3	1%
Research and development	8.0	6.0%	9.2	7.2%	(1.2)	(15)%
Restructuring and other charges	—	—	0.3	0.2%	(0.3)	NA
Total operating expenses	$40.3	30.1%	$41.5	32.3%	$(1.2)	(3)%

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended September 30, 2010, SG&A expenses decreased by $0.3 million, or 1%, to $32.0 million, from $32.3 million for the comparable prior year period. As a percentage of revenue, SG&A expenses were 24.9% for the three months ended September 30, 2010, compared to 24.1% for the comparable prior year period.  This reduction was primarily a result of reduced costs in our Corporate segment mainly driven by reductions in outside support related expenses.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. For the three months ended September 30, 2010, such expenses increased $1.2 million, or 15%, to $9.2 million, from $8.0 million for the comparable prior year period. As a percentage of revenues, research and development expenses were 7.2% for the three months ended September 30, 2010, compared to 6.0% for the comparable prior year period. The increase in research and development expenses for the three month period ended September 30, 2010, was primarily attributable to an increase in spending in our Security division in support of new product introductions.

Other Income and Expenses

(in millions)	Q1 2010	% of Net Sales	Q1 2011	% of Net Sales	$ Change	% Change
Interest expense, net	$0.6	0.5%	$0.6	0.5%	$—	—%

Interest expense and other income, net.  Our net interest expense of $0.6 million was unchanged between periods.

Income taxes.  For the three months ended September 30, 2010, our income tax provision was $1.4 million, compared to $1.1 million for the comparable prior year period. Our effective tax rate for the three months ended September 30, 2010, was 30.0%, compared to 30.2% in the comparable prior year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among countries as well as due to the impact of permanent taxable differences.

Liquidity and Capital Resources

We have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $55.6 million at September 30, 2010, an increase of $3.6 million from $52.0 million at June 30, 2010. The changes in our working capital and cash and cash equivalent balances during the three months ended September 30, 2010 are described below.

	June 30, 2010	September 30, 2010	% Change
Working capital	$204.6	$212.2	4%
Cash and cash equivalents	52.0	55.6	7%

Working Capital. The increase in working capital is primarily due to: (i) increases in inventory of $21.0 million, primarily in our Security division, to support anticipated growth in shipments, (ii) decreases in accrued payroll and employee benefits of $8.1 million, (iii) a decrease in current portion of long term debt of $4.1 million, (iv) a $3.6 million increase in cash and cash equivalents and (v) decreases in advances from customers of $2.5 million, primarily in our Security division.  These decreases were partially offset by a $32.8 million reduction in accounts receivables, reflecting strong collections and the seasonality of sales.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	% Change
Cash provided by operating activities	$10.5	$9.6	(9)%
Cash used in investing activities	(5.2)	(4.7)	10%
Cash used by financing activities	(6.3)	(2.0)	68%

Cash Used in Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, tax timing differences, and other items can significantly impact cash flows. Net cash provided by operations for the three months ended September 30, 2010, was $9.6 million, a $0.9 million reduction as compared to the $10.5 million generated in the comparable prior year period. The reduction was primarily due to the changes in working capital management in the current-year period versus the prior year period resulting in: (i) a $28.1 million increase in the change in inventory, reflecting the building of inventory primarily in our Security division to support  growth as well as due to improvements realized in the prior fiscal year due to inventory reduction initiatives, (ii) a $8.3 million decrease in cash received as advances from customers and (iii) a $5.5 million decrease in the change in accrued payroll and related expenses.  These unfavorable changes in cash flow were partially offset by the following favorable changes in working capital management: (i) $35.6 million increase in cash from accounts receivables reflecting the high level of sales in the forth quarter of fiscal 2010 and strong receivables collections and (ii) a $1.6 million reduction in the change in prepaid expenses and other current assets.  In addition, the unfavorable changes in cash flow provided by operating activities was partially offset by an increase in our net income of $2.2 million, after giving consideration to various adjustments to net income for non-operating cash items, including depreciation and amortization, stock-based compensation, deferred taxes and provision for losses on accounts receivable, among others, for both periods.

Cash Used in Investing Activities. Net cash used in investing activities was $4.7 million for the three months ended September 30, 2010, a decrease of $0.5 million as compared to $5.2 million used for the three months ended September 30, 2009.  In the three months ended September 30, 2010, we used cash of $2.0 million for acquisitions of businesses, net of cash acquired, as compared to $3.2 million expended in the comparable prior year period.  During the three months ended September 30, 2010, we also invested $2.0 million in capital expenditures compared to $1.5 million during the comparable prior year period.

Cash Provided by Financing Activities. Net cash used in financing activities was $2.0 million for the three months ended September 30, 2010, compared to net cash used in financing activities of $6.3 million for the three months ended September 30, 2009. During the three months ended September 30, 2010, we paid down our debt and capital leases by $6.8 million. In the prior year period, we paid down our revolving lines of credit by $1.8 million and our term debt by $6.1 million.   In addition, we received proceeds of $4.8 million from the exercise of stock options and our employee stock purchase plan in the three months ended September 30, 2010 and $1.6 million for the comparable prior year period.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $29.5 million at September 30, 2010, a decrease of $6.6 million from $36.1 million at June 30, 2010.

On October 15, 2010, we entered into a credit agreement with a syndicate of banks for a $250.0 million revolving credit facility.  This credit agreement replaced the existing agreement discussed below, which was repaid and terminated simultaneously with the close of the new agreement.  The facility consists of a $250 million, five-year revolving credit facility, including a $155 million sub-limit for letters of credit.  Borrowings under this facility bear interest, as elected by us, at either (i) London Interbank Offered Rate (LIBOR) plus margins that range from 2.00% to 2.50% or (ii) the sum of margins that range from 1.00% to 1.50% and the higher of (a) the bank’s prime rate, (b) Fed Fund’s rate plus 0.5% and (c) LIBOR plus 1.0%.  The margins are determined by our consolidated leverage ratio.  Our borrowings under the credit agreement are guaranteed by our domestic subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type, including restrictions on our ability to pay cash dividends.

Prior to the closing of the aforementioned revolving credit facility, we maintained a credit agreement with certain lenders allowing for a $74.5 million revolving credit facility (including a $64.5 million sub-limit for letters-of-credit) and an amortizing five-year term loan, which would have matured in July 2012.  Borrowings under the agreement bore interest, based on at our option, at either (i) LIBOR plus margins that range from 2.00% to 2.50% or (ii) the sum of margins that range from 1.00% to 1.50% and the higher of (a) the bank’s prime rate or (b) Fed Fund’s rate plus 0.5%. The rates were determined based on our consolidated leverage ratio.  As of September 30, 2010, the weighted-average interest rate under the credit agreement was 2.3%. Our borrowings under the credit agreement were guaranteed by our domestic subsidiaries and secured by substantially all of our and certain subsidiaries’ assets. The agreement contained various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type, including restrictions on our ability to pay cash dividends. As of September 30, 2010, $25.7 million was outstanding under the term loan, while no debt was outstanding under the revolving credit facility, and $38.0 million was outstanding under the letter-of-credit facility.

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of September 30, 2010, $18.6 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of September 30, 2010, the total amount available under these credit facilities was $13.9 million, with a total cash borrowing sub-limit of $4.2 million.

In fiscal 2005, we entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of September 30, 2010, $3.1 million remained outstanding under this loan at an interest rate of 1.9% per annum.

Long-term debt consisted of the following (in thousands):

	June 30, 2010	September 30, 2010
Five-year term loan due in 2013	$32,281	$25,681
Twenty-year term loan due in 2024	3,015	3,109
Capital leases	711	584
Other	102	99
	36,109	29,473
Less current portion of long-term debt	12,743	8,632
Long-term portion of debt	$23,366	$20,841

We anticipate that existing cash borrowing arrangements and future access to capital markets should be sufficient to meet our cash requirements for the foreseeable future. However, our future capital requirements will depend on many factors, including future business acquisitions, business development opportunities and levels of research and development spending, among other factors and the adequacy of available funds will depend on many factors, including the success of our businesses in generating cash, continued compliance with financial covenants contained in our credit facility, and the capital markets in general, among other factors.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we can repurchase up to 3,000,000 shares of our common stock.  During the three months ended September 30, 2010, we did not repurchase any shares under this program and 711,205 shares were available for repurchase under the program as of September 30, 2010.

Dividend Policy

We have not paid cash dividends on our common stock in the past and have no plans to do so in the foreseeable future.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Except as discussed below, there have been no significant changes in those obligations during the first three months of fiscal 2011.

As a result of current and prior year acquisitions, we may have payment obligations based on the achievement by the acquired operations of certain sales and profitability milestones. Some of the purchase agreements we have entered into do not include a cap on the total payments that may be earned, or a deadline for such payments. For acquisitions accounted for under Statement of Financial Accounting Standards 141, “Business Combinations,” we account for any such contingent payments as an addition to the purchase price of the acquired company. For acquisitions accounted for under ASC 805, the estimated fair value of these obligations will be recorded as a liability in the consolidated balance sheet with subsequent revisions reflected in the consolidated statements of operations. As of September 30, 2010, pursuant to ASC 805, $9.3 million of contingent payment obligations are included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

Off Balance Sheet Arrangements

As of September 30, 2010, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the three months ended September 30, 2010, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Finland, France, Germany, Italy and Greece (Euros), United Kingdom (U.K. pounds), Norway (Norwegian kroners), Cyprus (Cypriot pounds and U.S. dollars), Singapore (Singapore dollars and U.S. dollars), Malaysia (Malaysian ringgits), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese renminbi), Canada (Canadian dollars), Mexico (Mexican pesos), and Australia (Australian dollars). Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (AOCI).  Transaction gains and losses, which were included in our condensed consolidated statement of operations, amounted to a loss of approximately $1.1 million and $0.1 million during the three months ended September 30, 2010 and 2009, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $2 million in first quarter of fiscal 2011. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $2 million in first quarter of fiscal 2011.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As discussed in note 1 to the condensed consolidated financials statements, as of September 30, 2010, we had outstanding a foreign currency forward contract and an interest rate swap agreement, which were considered effective cash flow hedges in their entirety. As a result, the net losses on such derivative contracts have been reported as a component of other comprehensive income in the Consolidated Financials Statements and will be reclassified into net earnings when the hedged transactions settle.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three months ended September 30, 2010.

Interest Rate Risk

We utilize short-term and long-term financing and may use interest rate hedges to manage the effect of interest rate changes on our existing debt. As of September 30, 2010, we had an interest rate swap agreement outstanding as discussed above under “Use of Derivatives.”

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule

13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The discussion of our business and operations in this Quarterly Report on form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 27th day of October 2010.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and
Chief Financial Officer