Form 10-Q
period 2010-12-31
OSI SYSTEMS INC
filed 2011-01-26
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of January 25, 2011, there were 18,932,010 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.                                    Condensed Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2010	2010
ASSETS
Current Assets:
Cash and cash equivalents	$51,989	$35,323
Accounts receivable	132,728	128,376
Other receivables	2,859	3,126
Inventories	125,930	155,115
Deferred income taxes	17,262	16,620
Prepaid expenses and other current assets	18,433	18,658

Total current assets	349,201	357,218
Property and equipment, net	51,515	51,170
Goodwill	63,941	69,778
Intangible assets, net	31,975	33,110
Other assets	16,482	19,018

Total assets	$513,114	$530,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$12,743	$754
Accounts payable	49,673	74,144
Accrued payroll and employee benefits	23,953	17,060
Advances from customers	25,325	24,319
Accrued warranties	10,930	12,069
Deferred revenue	7,698	7,526
Other accrued expenses and current liabilities	14,272	14,234
Total current liabilities	144,594	150,106
Long-term debt	23,366	2,775
Other long-term liabilities	31,444	35,387

Total liabilities	199,404	188,268
Commitment and contingencies (Note 7)
Shareholders’ Equity:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value—authorized, 100,000,000 shares; issued and outstanding, 18,326,133 at June 30, 2010 and 18,853,140 shares at December 31, 2010	244,026	254,764
Retained earnings	76,681	89,289
Accumulated other comprehensive loss	(6,997)	(2,027)
Total shareholders’ equity	313,710	342,026
Total liabilities and shareholders’ equity	$513,114	$530,294

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount data)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2009	2010	2009	2010
Revenues	$150,621	$169,287	$284,382	$297,740
Cost of goods sold	94,256	109,264	183,550	190,819
Gross profit	56,365	60,023	100,832	106,921

Operating expenses:
Selling, general and administrative expenses	34,610	33,958	66,890	65,934
Research and development	10,353	11,842	18,342	21,073
Restructuring and other charges	607	903	607	1,159
Total operating expenses	45,570	46,703	85,839	88,166
Income from operations	10,795	13,320	14,993	18,755
Interest and other expense, net	(784)	(506)	(1,389)	(1,096)
Income before provision for income taxes	10,011	12,814	13,604	17,659
Provision for income taxes	3,059	3,596	4,142	5,049
Net income	$6,952	$9,218	$9,462	$12,610
Earnings per share:
Basic	$0.39	$0.49	$0.54	$0.68
Diluted	$0.39	$0.47	$0.53	$0.65
Shares used in per share calculation:
Basic	17,643	18,752	17,573	18,592
Diluted	18,014	19,475	17,906	19,289

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Six Months Ended December 31
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,462	$12,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,490	9,206
Stock based compensation expense	2,398	2,752
Recovery of losses on accounts receivable	(521)	(425)
Equity in earnings of unconsolidated affiliates	(323)	(247)
Deferred income taxes	(1,290)	815
Other	80	126
Changes in operating assets and liabilities:
Accounts receivable	(5,522)	6,632
Other receivables	1,986	(88)
Inventories	19,887	(26,703)
Prepaid expenses and other current assets	(987)	(809)
Accounts payable	(13,429)	23,102
Accrued payroll and related expenses	(2,146)	(7,162)
Advances from customers	9,763	(1,582)
Accrued warranties	121	1,005
Deferred revenue	(1,203)	(621)
Other accrued expenses and current liabilities	(3,378)	863
Net cash provided by operating activities	23,388	19,474
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(6,926)	(4,590)
Acquisition of businesses-net of cash acquired	(3,241)	(5,248)
Acquisition of intangible and other assets	(1,106)	(1,764)
Net cash used in investing activities	(11,273)	(11,602)
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of bank lines of credit	(4,000)	—
Payments on long-term debt	(9,450)	(32,490)
Payments of capital lease obligations	(334)	(169)
Proceeds from exercise of stock options and employee stock purchase plan	3,423	7,532
Net cash used in financing activities	(10,361)	(25,127)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	642	589
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,396	(16,666)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	25,172	51,989
CASH AND CASH EQUIVALENTS - END OF PERIOD	$27,568	$35,323
Supplemental disclosure of cash flow information:
Interest paid	$1,309	$796
Income taxes paid	$4,549	$3,707

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

Through its Healthcare division, the Company designs, manufactures, markets and services patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems worldwide primarily under the “Spacelabs” trade name. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physician offices, medical clinics and ambulatory surgery centers.

Through its Optoelectronics and Manufacturing division, the Company designs, manufactures and markets optoelectronic devices and provides electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals and industrial automation. This division provides products and services to original equipment manufacturers as well as to the Company’s own Security and Healthcare divisions.

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission on August 27, 2010. The results of operations for the three months and six months ended December 31, 2010, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method. Stock options and warrants to purchase a total of 0.1 million shares of common stock for the six months ended December 31, 2010 were not included in diluted earnings per share calculations because to do so would have been antidilutive, while no options or warrants were excluded from the calculation for the three months ended December 31, 2010. Stock options and warrants to purchase a total of 1.1 million and 1.2 million shares of common stock for the three months and six months ended December 31, 2009, were not included in diluted earnings per share calculations because to do so would have been antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2010	2009	2010
Net income available to common shareholders	$6,952	$9,218	$9,462	$12,610
Weighted average shares outstanding — basic	17,643	18,752	17,573	18,592
Dilutive effect of stock options and warrants	371	723	333	697
Weighted average of shares outstanding — diluted	18,014	19,475	17,906	19,289
Basic earnings per share	$0.39	$0.49	$0.54	$0.68
Diluted earnings per share	$0.39	$0.47	$0.53	$0.65

Comprehensive Income

Comprehensive income is computed as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2010	2009	2010
Net income	$6,952	$9,218	$9,462	$12,610
Foreign currency translation adjustments	1,371	(1,116)	(205)	3,795
Reversal of losses on derivatives and investments	507	1,046	507	1,064
Other	36	(31)	—	111
Comprehensive income	$8,866	$9,117	$9,764	$17,580

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

The fair values of such assets/ (liabilities) are:

	June 30, 2010	December 31, 2010
Level 1	$5,750	$7,096
Level 2	(244)	—
Total	$5,506	$7,096

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As of December 31, 2010, the Company had no such derivative contracts outstanding.

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

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2010	December 31, 2010
Accounts receivable
Trade receivables	$138,734	$133,373
Less: allowance for doubtful accounts	(6,006)	(4,997)
Accounts receivable, net	$132,728	$128,376

	June 30, 2010	December 31, 2010
Inventories, net
Raw materials	$69,421	$86,575
Work-in-process	20,847	26,671
Finished goods	35,662	41,869
Total	$125,930	$155,115

	June 30, 2010	December 31, 2010
Property and equipment
Land	$5,078	$5,174
Buildings	8,618	8,761
Leasehold improvements	12,549	12,959
Equipment and tooling	62,861	65,775
Furniture and fixtures	4,753	4,857
Computer equipment	17,738	18,515
Software	13,859	14,369
Total	125,456	130,410
Less: accumulated depreciation and amortization	(73,941)	(79,240)
Property and equipment, net	$51,515	$51,170

3. Goodwill and Intangible Assets

The goodwill acquired during the period within the Security, and Optoelectronics and Manufacturing divisions related to acquisitions of businesses that were considered immaterial individually and in the aggregate to the Company. The changes in the carrying value of goodwill for the six month period ended December 31, 2010, are as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2010	$16,566	$35,403	$11,972	$63,941
Goodwill acquired during the period	3,863	—	1,599	5,462
Foreign currency translation adjustment	283	92	—	375
Balance as of December 31, 2010	$20,712	$35,495	$13,571	$69,778

Intangible assets consisted of the following (in thousands):

		June 30, 2010			December 31, 2010
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$11,877	$3,954	$7,923	$12,887	$4,334	$8,553
Patents	9 years	1,630	388	1,242	2,161	418	1,743
Core technology	10 years	2,029	1,094	935	2,082	1,227	855
Developed technology	13 years	17,246	8,942	8,304	18,933	9,931	9,002
Customer relationships/ backlog	7 years	10,437	6,132	4,305	10,453	6,796	3,657
Total amortizable assets		43,219	20,510	22,709	46,516	22,706	23,810
Non-amortizable assets:
Trademarks		9,266	—	9,266	9,300	—	9,300
Total intangible assets		$52,485	$20,510	$31,975	$55,816	$22,706	$33,110

Amortization expense related to intangibles assets was $2.1 million for each of the six months ended December 31, 2009 and 2010, and $1.1 million for each of the three months ended December 31, 2009 and 2010. At December 31, 2010, the estimated future amortization expense was as follows (in thousands):

2011 (remaining 6 months)	$2,126
2012	4,218
2013	3,926
2014	2,741
2015	1,348
2016	1,467
2017 and thereafter	7,984
Total	$23,810

4. Borrowings

On October 15, 2010, the Company entered into a credit agreement with a syndicate of banks for a $250 million revolving credit facility.  This credit agreement replaced the prior agreement described below, which was repaid and terminated simultaneously with the close of the new agreement.  The new facility consists of a $250 million, five-year revolving credit facility, including a $155 million sub-limit for letters of credit.  Borrowings under this facility bear interest, based on the Company’s option, at either (i) London Interbank Offered Rate (LIBOR) plus margins that range from 2.00% to 2.50% or (ii) the sum of margins that range from 1.00% to 1.50% and the higher of (a) the bank’s prime rate, (b) the Fed Funds rate plus 0.5% or (c) LIBOR plus 1.0%.  The margins are determined by the Company’s consolidated leverage ratio.  The Company’s borrowings under the credit agreement are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type, including restrictions on the Company’s ability to pay cash dividends. As of December 31, 2010, there was no debt outstanding under the revolving credit facility and $34.0 million was outstanding under the letter-of-credit facility.

Prior to the closing of the aforementioned revolving credit facility, the Company maintained a credit agreement with certain lenders allowing for a $74.5 million revolving credit facility (including a $64.5 million sub-limit for letters-of-credit) and an amortizing five-year term loan, which would have matured in July 2012.  Borrowings under the agreement bore interest at either (i) LIBOR plus margins that range from 2.00% to 2.50% or (ii) the sum of margins that range from 1.00% to 1.50% and the higher of (a) the bank’s prime rate or (b) Fed Funds rate plus 0.5%. The rates were determined based on the Company’s consolidated leverage ratio.  The Company’s borrowings under the credit agreement were guaranteed by the Company’s domestic subsidiaries and secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contained various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type, including restrictions on the Company’s ability to pay cash dividends.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of December 31, 2010, $13.5 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of December 31, 2010, the total amount available under these credit facilities was $23.4 million, with a total cash borrowing sub-limit of $4.2 million.

In fiscal 2005, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of December 31, 2010, $3.0 million remained outstanding under this loan at an interest rate of 1.9% per annum.

Long-term debt consisted of the following (in thousands):

	June 30, 2010	December 31, 2010
Five-year term loan due in fiscal 2013	$32,281	$—
Twenty-year term loan due in fiscal 2024	3,015	2,988
Capital leases	711	541
Other	102	—
	36,109	3,529
Less current portion of long-term debt	12,743	754
Long-term portion of debt	$23,366	$2,775

5. Stock-based Compensation

As of December 31, 2010, the Company maintained an equity participation plan and an employee stock purchase plan.

The Company recorded stock-based-compensation expense in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2010	2009	2010
Cost of goods sold	$68	$82	$140	$170
Selling, general and administrative	1,147	1,313	2,149	2,469
Research and development	55	59	109	113
Total stock-based compensation expense	$1,270	$1,454	$2,398	$2,752

As of December 31, 2010, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was approximately $12.0 million. The Company expects to recognize these costs over a weighted-average period of 2.9 years.

6. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2010	2009	2010
Service cost	$27	$153	$34	$278
Interest cost	45	—	86	—
Amortization of net loss	80	189	152	223
Net periodic pension expense	$152	$342	$272	$501

For the three months ended December 31, 2009 and 2010, the Company made contributions of $0.1 million and $0.9 million, respectively to these defined benefit plans. For the six months ended December 31, 2009 and 2010, the Company made contributions of $0.2 million and $0.9 million, respectively, to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For the three months ended December 31, 2009 and 2010, the Company made contributions of $0.7 million and $1.0 million, respectively, to these defined contribution plans. For the six months ended December 31, 2009 and 2010, the Company made contributions of $1.5 million and $2.4 million, respectively, to these defined contribution plans.

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

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales and profitability milestones.   Some of the purchase agreements the Company has entered into do not put a cap on the total payments that may be earned, or a deadline for such payments. For acquisitions that occurred prior to fiscal year 2010, which were accounted for under Statement of Financial Accounting Standards 141, “Business Combinations,” the Company accounts for such contingent payments as an addition to the purchase price of the acquired company. For acquisitions accounted for under Accounting Standards Codification 805, “Purchase Price Allocations,” (“ASC 805”), the estimated fair value of these obligations is recorded as a liability in the consolidated balance sheet with subsequent revisions reflected in the consolidated statements of operations. As of June 30, 2010 and December 31, 2010, pursuant to ASC 805, $5.1 million and $9.3 million of contingent payment obligations, respectively, are included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2010	2009	2010
Balance at beginning of period	$9,507	$11,395	$10,106	$10,930
Additions	1,726	1,832	1,997	2,969
Reductions for warranty repair costs	(1,063)	(1,158)	(1,933)	(1,830)
Balance at end of period	$10,170	$12,069	$10,170	$12,069

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

The following table presents segment information (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2010	2009	2010
Revenues — by Segment:
Security division	$59,092	$76,703	$106,427	$127,800
Healthcare division	57,048	55,799	104,010	101,723
Optoelectronics and Manufacturing division, including intersegment revenues	43,663	47,682	89,454	89,593
Intersegment revenues elimination	(9,182)	(10,897)	(15,509)	(21,376)
Total	$150,621	$169,287	$284,382	$297,740

Revenues — by Geography:
North America	$110,841	$123,094	$206,916	$220,098
Europe	35,545	34,010	66,080	55,074
Asia	13,417	23,079	26,895	43,944
Intersegment revenues elimination	(9,182)	(10,896)	(15,509)	(21,376)
Total	$150,621	$169,287	$284,382	$297,740

Operating income (loss) — by Segment:
Security division	$4,134	$7,004	$6,102	$9,115
Healthcare division	5,808	5,664	7,303	8,262
Optoelectronics and Manufacturing division	3,257	4,270	6,718	7,691
Corporate	(2,689)	(3,072)	(5,969)	(5,248)
Eliminations (1)	285	(546)	839	(1,065)
Total	$10,795	$13,320	$14,993	$18,755

	June 30, 2010	December 31, 2010
Assets — by Segment:
Security division	$221,019	$244,919
Healthcare division	138,739	141,432
Optoelectronics and Manufacturing division	85,170	100,318
Corporate	72,731	49,235
Eliminations (1)	(4,545)	(5,610)
Total	$513,114	$530,294

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

To

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

Security Division. Through our Security division, we design, manufacture, market and service security and inspection systems, and provide turnkey security screening solutions worldwide for sale primarily to U.S. federal, state and local government agencies as well as to foreign customers. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 43% and 37% of our total consolidated revenues for the six months ended December 31, 2010 and 2009, respectively.

As a result of the terrorist attacks of September 11, 2001, and subsequent attacks in other locations worldwide, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railway stations, seaports, cruise line terminals, freight forwarding operations, government and military installations and nuclear facilities.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 34% and 37% of our total consolidated revenues for the six months ended December 31, 2010 and 2009, respectively.

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

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography, fiber optics, telecommunications, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. External revenues from our Optoelectronics and Manufacturing division accounted for 23% and 26% of our total consolidated revenues for the six months ended December 31, 2010 and 2009, respectively.

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009.

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	Q2 2010	% of Net Sales	Q2 2011	% of Net Sales	$ Change	% Change
Security division	$59.1	39%	$76.7	45%	$17.6	30%
Healthcare division	57.0	38%	55.8	33%	(1.2)	(2)%
Optoelectronics and Manufacturing division	43.7	29%	47.7	28%	4.0	9%
Intersegment revenues	(9.2)	(6)%	(10.9)	(6)%	(1.7)	18%
Total revenues	$150.6	100%	$169.3	100%	$18.7	12%

Net revenues for the three months ended December 31, 2010, increased $18.7 million, or 12%, to $169.3 million, from $150.6 million for the comparable prior-year period.

Revenues for the Security division for the three months ended December 31, 2010, increased $17.6 million, or 30%, to $76.7 million, from $59.1 million for the comparable prior-year period. The increase was attributed to: (i) a $15.9 million, or 35% increase in equipment sales mainly driven by a $12.2 million increase in our baggage and parcel inspection, hold baggage screening and people screening equipment, as well as a $1.9 million increase in cargo and vehicle inspection equipment; and (ii) a $1.7 million or 13% increase in revenue related to contracts to service such equipment. The increase in service revenue was due to the growing installed equipment base, from which we derive service revenues as warranty periods expire.

Revenues for the Healthcare division for the three months ended December 31, 2010, decreased $1.2 million, or 2%, to $55.8 million, from $57.0 million for the comparable prior-year period. The decrease was primarily attributable to a $1.1 million decrease in cardiology product revenues.

Revenues for the Optoelectronics and Manufacturing division for the three months ended December 31, 2010, increased by $4.0 million, or 9%, to $47.7 million, from $43.7 million for the comparable prior-year period. This increase was primarily the result of a $6.9 million increase in commercial optoelectronics sales due to both a $5.2 million growth in sales to external customers as well as $1.7 million growth in intersegment sales, primarily to our Security division partially offset by expected decreases in contract manufacturing sales of $2.9 million primarily due to the winding down of a defense-industry related contract. Included in this total revenue amount for the three months ended December 31, 2010, the Optoelectronics and Manufacturing division recorded intersegment sales of $10.9 million, compared to $9.2 million in the comparable prior-year period as previously noted. Such intersegment sales are eliminated in consolidation.

Gross Profit

(in millions)	Q2 2010	% of Net Sales	Q2 2011	% of Net Sales
Gross profit	$56.4	37.4%	$60.0	35.4%

Gross profit increased $3.6 million, or 6%, to $60.0 million for the three months ended December 31, 2010, from $56.4 million for the comparable prior-year period as a result of a 12% increase in revenue. Such increase was offset by a 2% reduction in our gross margin due primarily to less favorable product mix of sales as sales within our Healthcare division, which historically generates the highest gross margin across the three divisions, declined relative to our Security and Optoelectronics and Manufacturing divisions.

Operating Expenses

(in millions)	Q2 2010	% of Net Sales	Q2 2011	% of Net Sales	$ Change	% Change
Selling, general and administrative	$34.6	23.0%	$34.0	20.1%	$(0.6)	(2)%
Research and development	10.4	6.9%	11.8	7.0%	1.4	13%
Restructuring and other charges	0.6	0.4%	0.9	0.5%	0.3	50%
Total operating expenses	$45.6	30.3%	$46.7	27.6%	$1.1	2%

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended December 31, 2010, SG&A expenses decreased by $0.6 million, or 2%, to $34.0 million, from $34.6 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses were 20.1% for the three months ended December 31, 2010, compared to 23.0% for the comparable prior-year period. This reduction in spending was a result of cost containment initiatives undertaken throughout the Company to better leverage our cost structure.

Research and development. Research and Development expenses include research related to new product development and product enhancement expenditures. For the three months ended December 31, 2010, such expenses increased $1.4 million, or 13%, to $11.8 million, from $10.4 million for the comparable prior-year period. As a percentage of revenues, R&D expenses were 7.0% for the three months ended December 31, 2010, compared to 6.9% for the comparable prior-year period. This increase in R&D expenses for the three month period ended December 31, 2010, resulted from an increase in R&D investment in our Security and Healthcare divisions in support of new product introductions.

Restructuring and other charges. In response to the challenging worldwide economic conditions, we continued to optimize our cost structure during the second quarter of fiscal 2011. In conjunction with these efforts, we incurred non-recurring restructuring and other charges of $0.2 million in our Healthcare division for employee severance during the three months ended December 31, 2010, as well as charges of $0.7 million in our Corporate segment related to costs associated with the termination and repayment of our prior credit facility as compared to incurring total restructuring charges of $0.6 million for the comparable prior-year period.

Other Income and Expenses

(in millions)	Q2 2010	% of Net Sales	Q2 2011	% of Net Sales	$ Change	% Change
Interest and other expense, net	$0.8	0.5%	$0.5	0.3%	$(0.3)	(38)%

Interest and other expense, net. For the three months ended December 31, 2010, interest and other expense, net, decreased due to lower levels of borrowing as a result of the pay down of debt from the generation of cash flow from operations.

Income taxes. For the three months ended December 31, 2010, our income tax provision was $3.6 million, compared $3.1 million for the comparable prior-year period. Our effective tax rate for the three months ended December 31, 2010 was 28.1%, compared to 30.6% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009.

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	YTD Q2 2010	% of Net Sales	YTD Q2 2011	% of Net Sales	$ Change	% Change
Security division	$106.4	37%	$127.8	43%	$21.4	20%
Healthcare division	104.0	37%	101.7	34%	(2.3)	(2)%
Optoelectronics and Manufacturing division	89.5	31%	89.6	30%	0.1	—%
Intersegment revenues	(15.5)	(5)%	(21.4)	(7)%	(5.9)	(38)%
Total revenues	$284.4	100%	$297.7	100%	$13.3	5%

Net revenues for the six months ended December 31, 2010, increased $13.3 million, or 5%, to $297.7 million from $284.4 million for the comparable prior-year period.

Revenues for the Security division for the six months ended December 31, 2010, increased $21.4 million or 20%, to $127.8 million, from $106.4 million for the comparable prior-year period. The increase was attributed to: (i) an $18.6 million, or 23% increase in equipment sales mainly driven by a $19.1 million increase in our baggage and parcel inspection, hold baggage screening and people screening equipment; and (ii) a $2.8 million or 11% increase in revenue related to contracts to service such equipment. The increase in service revenue was due to the growing installed equipment base, from which we derive service revenues as warranty periods expire.

Revenues for the Healthcare division for the six months ended December 31, 2010, decreased $2.3 million, or 2%, to $101.7 million, from $104.0 million for the comparable prior-year period. The decrease was primarily due to: (i) a $2.3 million decrease in patient monitoring revenues mainly in North America; and (ii) a $1.0 million decrease in cardiology product revenues. These decreases were partially offset by a $1.3 million increase in anesthesia revenues.

Revenues for the Optoelectronics and Manufacturing division for the six months ended December 31, 2010, were virtually unchanged at $89.6 million as compared to $89.5 million for the comparable prior-year period. This was due to a $12.1 million increase in commercial optoelectronic revenues both due to growth in revenue to external customers as well as due to growth in intersegment sales, primarily to the Security division, offset by a $12.0 million decrease in contract manufacturing mainly driven by the expected winding down of a large defense-industry related contract. Included in this total revenue amount for the six months ended December 31, 2010, the Optoelectronics and Manufacturing division recorded intersegment sales of $21.4 million, compared to $15.5 million in the comparable prior-year period. Such intersegment sales are eliminated in consolidation.

Gross Profit

(in millions)	YTD Q2 2010	% of Net Sales	YTD Q2 2011	% of Net Sales
Gross profit	$100.8	35.4%	$106.9	35.9%

Gross profit increased $6.1 million, or 6%, to $106.9 million for the six months ended December 31, 2010, from $100.8 million for the comparable prior-year period. The gross margin increased to 35.9%, from 35.4% over the comparable prior-year period. The increase in gross margin was attributable to manufacturing efficiencies gained through facility consolidation and operational improvement initiatives partially offset by a less favorable mix of product sales as sales within our Healthcare division have declined relative to our Security and Optoelectronics and Manufacturing divisions, and our Healthcare division has historically realized the highest gross margin among our three divisions.

Operating Expenses

(in millions)	YTD Q2 2010	% of Net Sales	YTD Q2 2011	% of Net Sales	$ Change	% Change
Selling, general and administrative	$66.9	23.5%	$65.9	22.1%	$(0.9)	(1)%
Research and development	18.3	6.4%	21.1	7.1%	2.8	15%
Restructuring and other charges	0.6	0.2%	1.1	0.4%	0.5	83%
Total operating expenses	$85.8	30.1%	$88.1	29.6%	$2.4	3%

Selling, general and administrative expenses. For the six months ended December 31, 2010, SG&A expenses decreased by $0.9 million, or 1%, to $65.9 million, from $66.8 million for the comparable prior-year period. As a percentage of revenues, SG&A expenses were 22.1% for the six months ended December 31, 2010, compared to 23.5% for the comparable prior-year period. This reduction in spending was a result of our ongoing company-wide cost containment initiatives and due to restructuring activities that were most heavily focused on our Healthcare division.

Research and development. R&D expenses include research related to new product development and product enhancement expenditures. For the six months ended December 31, 2010, such expenses increased $2.8 million, or 15%, to $21.1 million, from $18.3 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 7.1% for the six months ended December 31, 2010, compared to 6.4% for the comparable prior-year period. The increase in R&D expenses for the six month period ended December 31, 2010, primarily resulted from an increase in R&D investment in our Security and Healthcare divisions, in support of new product introductions.

Restructuring and other charges. In response to the worldwide economic downturn, we initiated an aggressive cost-cutting plan in the first half of fiscal 2009 to reduce our fixed cost structure. During the six months ended December 31, 2010, we continued this effort to further increase our operating efficiencies. In conjunction with these efforts, we incurred non-recurring restructuring and other charges of $0.4 million in our Healthcare division for employee severance and $0.7 million in our Corporate segment related to costs associated with the termination and repayment of our prior credit facility as compared to incurring restructuring charges of $0.6 million for the comparable prior-year period.

Other Income and Expenses

(in millions)	YTD Q2 2010	% of Net Sales	YTD Q2 2011	% of Net Sales	$ Change	% Change
Interest and other expense, net	$1.4	0.5%	$1.1	0.4%	$(0.3)	(21)%

Interest and other expense, net. For the six months ended December 31, 2010, interest and other expense, net decreased by $0.3 million, to $1.1 million from $1.4 million for the comparable prior-year period, primarily due to lower levels of borrowing as a result of the pay down of debt from the generation of cash flow from operations.

Income taxes. For the six months ended December 31, 2010, our income tax provision was $5.1 million, compared to $4.1 million for the comparable prior-year period. Our effective tax rate for the six months ended December 31, 2010, was 28.6%, compared to 30.5% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $35.3 million at December 31, 2010, a decrease of $16.7 million from $52.0 million at June 30, 2010. As further discussed below, the principal use of cash during the six-months ended December 31, 2010 was the early pay down of a $32.5 million term loan associated with the termination of our prior credit facility. The changes in our working capital and cash and cash equivalent balances during the six months ended are described below.

(in millions)	June 30, 2010	December 31, 2010	% Change
Working capital	$204.6	$207.1	1%
Cash and cash equivalents	52.0	35.3	(32)%

Working Capital. Working capital increased primarily due to: (i) a $29.2 million increase in inventory mainly in our Security division, to support anticipated growth in shipments; (ii) a $12.0 million decrease in the current portion of long term debt due to the repayment and termination of our former credit agreement, simultaneously with our entering into a new $250 million credit agreement in October 2010 and (iii) a $6.9 million decrease in accrued payroll and other benefits. These increases to working capital were partially offset by: (i) a $24.5 million increase in accounts payable, driven in part by the increase in inventory as previously noted; (ii) a $16.7 million decrease in cash and cash equivalents mainly driven by the repayment of our debt facility; and (iii) a $4.4 million decrease in accounts receivable.

(in millions)	YTD Q2 2010	YTD Q2 2011	$ Change
Cash provided by operating activities	$23.4	$19.5	$(3.9)
Cash used in investing activities	(11.3)	(11.6)	(0.3)
Cash used in financing activities	(10.4)	(25.1)	(14.7)

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, tax timing differences, customer collections, vendor payments and other items can significantly impact cash flows. Net cash provided by operations for the six months ended December 31, 2010 was $19.5 million, a decrease of $3.9 million from the $23.4 million provided in the comparable prior-year period. This reduction in net cash provided was primarily due to the changes in working capital in the current-year period versus the prior-year period resulting in: (i) a $46.6 million increase in the change in inventory, reflecting the build-up of inventory primarily in our Security division to support growth as well as due to improvements realized in our prior fiscal year due to inventory reduction initiatives, (ii)  an $11.3 million decrease in cash received as advances from customers, and (iii) a $5.0 million decrease in the change in accrued payroll and related expenses. These unfavorable changes in cash flow were partially offset by the following favorable changes in working capital: (i) a $36.5 million increase in cash from accounts payable, (ii) a $12.2 million increase in cash from accounts receivables reflecting strong receivables collections efforts, (iii) $4.2 million in increases in cash from other accrued expenses and current liabilities and (iv) an increase in our net income of $6.5 million for the six months ended December 31, 2010, after giving consideration to non-cash operating items including depreciation and amortization, stock-based compensation, deferred taxes and provision for losses on accounts receivable, among others, for both periods.

Cash Used in Investing Activities. Net cash used in investing activities was $11.6 million for the six months ended December 31, 2010, compared to $11.3 million for the six months ended December 31, 2009. During the six months ended December 31, 2010, we invested $4.6 million in capital expenditures as compared to $6.9 million during the comparable prior-year period. During the six months ended December 31, 2010, we also paid $5.2 million for the acquisitions of businesses as compared to the $3.2 million we paid to acquire a business in the comparable prior-year period.

Cash Used in Financing Activities. Net cash used in financing activities was $25.1 million for the six months ended December 31, 2010, compared to $10.4 million for the six months ended December 31, 2009. During the six months ended December 31, 2010, we entered into a new credit facility with a syndicate of banks for a $250 million revolving credit facility. In connection with this new credit facility, we repaid $32.5 million in term loans to terminate our existing credit facility. We received $7.5 million in proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan which partially offset the debt payments. In the prior-year period, we paid down our revolving lines of credit by $4.0 million, our term loan by $9.5 million, and made payments of $0.3 million on our capital leases. We received $3.4 million in proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan in the prior period.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $3.5 million at December 31, 2010, a decrease of $32.6 million from $36.1 million at June 30, 2010. See Note 4 to the condensed consolidated financial statements for further discussion.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we can repurchase up to 3,000,000 shares of our common stock. During the six months ended December 31, 2010, we did not repurchase any shares under this program, and 711,205 shares were available for additional repurchase under the program as of December 31, 2010.

Dividend Policy

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Except as discussed below, there have been no significant changes in those obligations during the first six months of fiscal 2011.

As a result of current and prior-year acquisitions, we may have payment obligations based on the achievement by the acquired operations of certain sales and profitability milestones. Some of the purchase agreements we have entered into do not include a cap on the total payments that may be earned, or a deadline for such payments. For acquisitions accounted for under Statement of Financial Accounting Standards 141, “Business Combinations,” we account for any such contingent payments as an addition to the purchase price of the acquired company. For acquisitions accounted for under ASC 805, the estimated fair value of these obligations will be recorded as a liability in the consolidated balance sheet with subsequent revisions reflected in the consolidated statements of operations. As of December 31, 2010, pursuant to ASC 805, $9.3 million of contingent payment obligations are included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

Off Balance Sheet Arrangements

As of December 31, 2010, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.                                  Quantitative and Qualitative Disclosures about Market Risk

For the six months ended December 31, 2010, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Finland, France, Germany, Italy and Greece (Euros), Singapore (Singapore dollars and U.S. dollars), Malaysia (Malaysian ringgits), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese yuan), Canada (Canadian dollars), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (AOCI). Transaction gains and losses, which were included in our condensed consolidated statement of operations, amounted to a gain of $0.1 million as compared to a loss of $0.5 million during the three months ended December 31, 2010 and 2009, respectively. For the six months ended December 31, 2010 and 2009, we incurred losses of $1.0 million and $0.6 million, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $2 million in the second quarter of fiscal 2011. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $2 million in the second quarter of fiscal 2011.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As discussed in Note 1 to the condensed consolidated financial statements, we had no such derivative contracts outstanding as of December 31, 2010.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and six months ended December 31, 2010.

Interest Rate Risk

We classify all highly liquid investments with maturity of three months or less as cash equivalents and record them in the balance sheet at fair value.

Item 4.                                  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 26th day of January 2011.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and
Chief Financial Officer