Form 10-Q
period 2011-03-31
OSI SYSTEMS INC
filed 2011-04-27
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 25, 2011, there were 19,051,818 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.                                    Condensed Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	March 31,
	2010	2011
ASSETS
Current Assets:
Cash and cash equivalents	$51,989	$39,630
Accounts receivable	132,728	136,357
Other receivables	2,859	4,042
Inventories	125,930	159,870
Deferred income taxes	17,262	16,446
Prepaid expenses and other current assets	18,433	15,605
Total current assets	349,201	371,950
Property and equipment, net	51,515	52,064
Goodwill	63,941	70,332
Intangible assets, net	31,975	33,657
Other assets	16,482	24,292

Total assets	$513,114	$552,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$12,743	$221
Accounts payable	49,673	76,076
Accrued payroll and employee benefits	23,953	20,353
Advances from customers	25,325	20,648
Accrued warranties	10,930	14,056
Deferred revenue	7,698	9,760
Other accrued expenses and current liabilities	14,272	15,522
Total current liabilities	144,594	156,636
Long-term debt	23,366	2,814
Other long-term liabilities	31,444	35,327

Total liabilities	199,404	194,777
Commitment and contingencies (Note 7)
Shareholders’ Equity:
Preferred stock, $0.001 par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value—authorized, 100,000,000 shares; issued and outstanding, 18,326,133 at June 30, 2010 and 19,047,932 shares at March 31, 2011	244,026	258,676
Retained earnings	76,681	98,055
Accumulated other comprehensive income (loss)	(6,997)	787
Total shareholders’ equity	313,710	357,518
Total liabilities and shareholders’ equity	$513,114	$552,295

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount data)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2011	2010	2011
Revenues	$145,401	$174,931	$429,783	$472,671
Cost of goods sold	92,184	112,678	275,734	303,497
Gross profit	53,217	62,253	154,049	169,174

Operating expenses:
Selling, general and administrative expenses	34,789	37,116	101,679	103,050
Research and development	9,129	12,436	27,471	33,509
Restructuring and other charges	946	905	1,553	2,064
Total operating expenses	44,864	50,457	130,703	138,623
Income from operations	8,353	11,796	23,346	30,551
Interest expense and other income, net	175	612	(1,214)	(484)
Income before provision for income taxes	8,528	12,408	22,132	30,067
Provision for income taxes	2,416	3,642	6,558	8,691
Net income	$6,112	$8,766	$15,574	$21,376
Earnings per share:
Basic	$0.34	$0.46	$0.88	$1.14
Diluted	$0.33	$0.45	$0.85	$1.10
Shares used in per share calculation:
Basic	18,066	18,978	17,737	18,721
Diluted	18,772	19,687	18,219	19,424

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended March 31
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,574	$21,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,208	13,819
Stock based compensation expense	3,685	4,284
Provision for (recovery of) losses on accounts receivable	(417)	761
Equity in earnings of unconsolidated affiliates	(402)	(391)
Deferred income taxes	(1,703)	1,071
Other	120	170
Changes in operating assets and liabilities:
Accounts receivable	(2,493)	(1,686)
Other receivables	249	(961)
Inventories	22,079	(30,188)
Prepaid expenses and other current assets	(6,231)	(2,101)
Accounts payable	(14,501)	24,078
Accrued payroll and related expenses	429	(4,061)
Advances from customers	17,870	(6,019)
Accrued warranties	70	2,839
Deferred revenue	(1,334)	1,451
Other accrued expenses and current liabilities	(6,344)	204
Net cash provided by operating activities	39,859	24,646
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(12,367)	(7,506)
Acquisition of businesses-net of cash acquired	(3,241)	(5,558)
Acquisition of intangible and other assets	(2,225)	(2,897)
Net cash used in investing activities	(17,833)	(15,961)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank lines of credit	(4,000)	—
Payments on long-term debt	(9,527)	(32,546)
Payments of capital lease obligations	(495)	(710)
Proceeds from exercise of stock options and employee stock purchase plan	11,751	9,912
Net cash used in financing activities	(2,271)	(23,344)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,410	2,300
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,165	(12,359)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	25,172	51,989
CASH AND CASH EQUIVALENTS - END OF PERIOD	$46,337	$39,630
Supplemental disclosure of cash flow information:
Interest paid	$1,885	$1,062
Income taxes paid	$5,756	$5,673

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

Through its Optoelectronics and Manufacturing division, the Company designs, manufactures and markets optoelectronic devices and provides electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals and industrial automation. This division provides products and services to original equipment manufacturers and end users as well as to the Company’s own Security and Healthcare divisions.

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission on August 27, 2010. The results of operations for the three months and nine months ended March 31, 2011, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common shareholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method. Stock options and warrants to purchase a total of 0.7 million and 0.1 million shares of common stock for the nine months ended March 31, 2010 and 2011, respectively, were not included in diluted earnings per share calculations because to do so would have been antidilutive, while no options or warrants were excluded from the calculation for the three months ended March 31, 2010 and 2011. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2011	2010	2011
Net income available to common shareholders	$6,112	$8,766	$15,574	$21,376
Weighted average shares outstanding — basic	18,066	18,978	17,737	18,721
Dilutive effect of stock options and warrants	706	709	482	703
Weighted average of shares outstanding — diluted	18,772	19,687	18,219	19,424

Comprehensive Income

Comprehensive income is computed as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2011	2010	2011
Net income	$6,112	$8,766	$15,574	$21,376
Foreign currency translation adjustments	(1,560)	2,983	(1,765)	6,778
Reversal of losses (gains) on derivatives and investments	(270)	—	237	1,064
Other	(506)	(169)	(505)	(59)
Comprehensive income	$3,776	$11,580	$13,541	$29,159

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, marketable securities, accounts receivable, accounts payable and debt instruments. The carrying values of financial instruments, other-than-debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of the Company’s long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates offered to the Company.

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

The fair values of such assets/ (liabilities) are:

	June 30, 2010	March 31, 2011
Level 1	$5,750	$7,371
Level 2	(244)	20
Total	$5,506	$7,391

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As of March 31, 2011, the Company had outstanding a foreign currency forward contract of approximately $5.2 million to sell foreign currencies in anticipation of settlement in fiscal 2012 of sales denominated in that currency.  The forward contract is considered an effective cash flow hedge.  As a result, the net loss on such derivative contract has been reported as a component of other comprehensive income in the Condensed Consolidated Financial Statements and is reclassified as net earnings when the hedge transaction settles.

Business Combinations

During the normal course of business the Company makes acquisitions. In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is disclosed.

Recent Accounting Updates Not Yet Adopted

There are no recent accounting updates not yet adopted by the Company that are material.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2010	March 31, 2011
Accounts receivable
Trade receivables	$138,734	$141,283
Less: allowance for doubtful accounts	(6,006)	(4,926)
Accounts receivable, net	$132,728	$136,357

	June 30, 2010	March 31, 2011
Inventories, net
Raw materials	$69,421	$93,441
Work-in-process	20,847	30,989
Finished goods	35,662	35,440
Total	$125,930	$159,870

	June 30, 2010	March 31, 2011
Property and equipment
Land	$5,078	$5,300
Buildings	8,618	9,417
Leasehold improvements	12,549	13,238
Equipment and tooling	62,861	67,147
Furniture and fixtures	4,753	4,896
Computer equipment	17,738	19,012
Software	13,859	14,593
Total	125,456	133,603
Less: accumulated depreciation and amortization	(73,941)	(81,539)
Property and equipment, net	$51,515	$52,064

3. Goodwill and Intangible Assets

The goodwill acquired during the period within the Security and the Optoelectronics and Manufacturing divisions related to acquisitions of businesses that were considered immaterial individually and in the aggregate to the Company. The changes in the carrying value of goodwill for the nine month period ended March 31, 2011, are as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2010	$16,566	$35,403	$11,972	$63,941
Goodwill acquired during the period	3,863	—	1,760	5,623
Foreign currency translation adjustment	546	212	10	768
Balance as of March 31, 2011	$20,975	$35,615	$13,742	$70,332

Intangible assets consisted of the following (in thousands):

		June 30, 2010			March 31, 2011
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$11,877	$3,954	$7,923	$13,436	$4,524	$8,912
Patents	9 years	1,630	388	1,242	2,498	434	2,064
Core technology	10 years	2,029	1,094	935	2,153	1,323	830
Developed technology	13 years	17,246	8,942	8,304	18,974	10,385	8,589
Customer relationships/ backlog	7 years	10,437	6,132	4,305	11,107	7,171	3,936
Total amortizable assets		43,219	20,510	22,709	48,168	23,837	24,331
Non-amortizable assets:
Trademarks		9,266	—	9,266	9,326	—	9,326
Total intangible assets		$52,485	$20,510	$31,975	$57,494	$23,837	$33,657

Amortization expense related to intangibles assets totaled $3.1 and $3.2 million for the nine months ended March 31, 2010 and 2011, respectively; and $1.0 million and $1.1 million for the three months ended March 31, 2010 and 2011, respectively. At March 31, 2011, the estimated future amortization expense was as follows (in thousands):

2011 (remaining 3 months)	$1,089
2012	4,325
2013	4,027
2014	2,842
2015	1,455
2016	1,789
2017 and thereafter	8,804
Total	$24,331

4. Borrowings

On October 15, 2010, the Company entered into a credit agreement with a syndicate of banks for a $250 million revolving credit facility.  This credit agreement replaced the prior agreement described below, which was repaid and terminated simultaneously with the close of the new agreement.  The new facility consists of a $250 million, five-year revolving credit facility, including a $155 million sub-limit for letters of credit.  Borrowings under this facility bear interest, based on the Company’s option, at either (i) London Interbank Offered Rate (LIBOR) plus margins that range from 2.00% to 2.50% or (ii) the sum of margins that range from 1.00% to 1.50% and the higher of (a) the bank’s prime rate, (b) the Fed Funds rate plus 0.5% or (c) LIBOR plus 1.0%.  The margins are determined by the Company’s consolidated leverage ratio.  The Company’s borrowings under the credit agreement are guaranteed by the Company’s U.S.-based subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type, including restrictions on the Company’s ability to pay cash dividends. As of March 31, 2011, there was no debt outstanding under the revolving credit facility and $34.5 million was outstanding under the letter-of-credit facility.

Prior to the closing of the aforementioned revolving credit facility, the Company maintained a credit agreement with certain lenders allowing for a $74.5 million revolving credit facility (including a $64.5 million sub-limit for letters-of-credit) and an amortizing five-year term loan, which would have matured in July 2012.  Borrowings under the agreement bore interest at either (i) LIBOR plus margins that range from 2.00% to 2.50% or (ii) the sum of margins that range from 1.00% to 1.50% and the higher of (a) the bank’s prime rate or (b) Fed Funds rate plus 0.5%. The rates were determined based on the Company’s consolidated leverage ratio.  The Company’s borrowings under the credit agreement were guaranteed by the Company’s U.S.-based subsidiaries and secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contained various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type, including restrictions on the Company’s ability to pay cash dividends.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of March 31, 2011, $15.9 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of March 31, 2011, the total amount available under these credit facilities was $21.8 million, with a total cash borrowing sub-limit of $4.2 million.

In fiscal 2005, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of March 31, 2011, $3.0 million remained outstanding under this loan at an interest rate of 2.0% per annum.

Long-term debt consisted of the following (in thousands):

	June 30, 2010	March 31, 2011
Five-year term loan due in fiscal 2013	$32,281	$—
Twenty-year term loan due in fiscal 2024	3,015	3,035
Capital leases and other	813	—
	36,109	3,035
Less current portion of long-term debt	12,743	221
Long-term portion of debt	$23,366	$2,814

5. Stock-based Compensation

As of March 31, 2011, the Company maintained an equity participation plan and an employee stock purchase plan.

The Company recorded stock-based-compensation expense in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2011	2010	2011
Cost of goods sold	$89	$111	$229	$281
Selling, general and administrative	1,130	1,358	3,279	3,827
Research and development	68	63	177	176
Total stock-based compensation expense	$1,287	$1,532	$3,685	$4,284

As of March 31, 2011, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was approximately $10.7 million. The Company expects to recognize these costs over a weighted-average period of 2.7 years.

6. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2011	2010	2011
Service cost	$2	$130	$36	$408
Interest cost	61	—	147	—
Amortization of net loss	165	112	317	335
Net periodic pension expense	$228	$242	$500	$743

For each of the three months ended March 31, 2010 and 2011, the Company made contributions of $0.1 million to these defined benefit plans. For the nine months ended March 31, 2010 and 2011, the Company made contributions of $0.3 million and $1.0 million, respectively, to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For the three months ended March 31, 2010 and 2011, the Company made contributions of $1.0 million and $0.9 million, respectively, to these defined contribution plans. For the nine months ended March 31, 2010 and 2011, the Company made contributions of $2.6 million and $3.3 million, respectively, to these defined contribution plans.

7. Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims and legal proceedings arising out of the ordinary course of business. In the Company’s opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on its financial position, future results of operations or cash flows.  The Company has not accrued for loss contingencies relating to such matters because the Company believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s results of operations, financial position and/or liquidity could be material.

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones.   Some of the purchase agreements the Company has entered into do not cap the total payments that may be earned or have a finite period for such payments. For acquisitions that occurred prior to fiscal year 2010, which were accounted for under Statement of Financial Accounting Standards 141, “Business Combinations,” the Company accounts for such contingent payments as an addition to the purchase price of the acquired company. For acquisitions accounted for under Accounting Standards Codification 805, “Purchase Price Allocations,” (“ASC 805”), the estimated fair value of these obligations is recorded as a liability in the condensed consolidated balance sheet with subsequent revisions reflected in the condensed consolidated statements of operations. As of June 30, 2010 and March 31, 2011, pursuant to ASC 805, $5.1 million and $9.2 million of contingent payment obligations, respectively, are included in other long-term liabilities in the accompanying condensed consolidated balance sheet.  During the three months ended March 31, 2010 and 2011, the fair values of these contingent obligations were revised and resulted in reductions of $0.7 million and $1.2 million, respectively.  Such reductions were recorded as other income in the condensed consolidated statements of operations.

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

During one investigation, the Company discovered soil and groundwater contamination at its Hawthorne, California facility. The Company filed the requisite reports concerning this problem with the appropriate environmental authorities in fiscal 2001. The Company has not yet received any response to such reports, and no agency action or litigation is presently pending or threatened. The Company’s site was previously used by other companies for semiconductor manufacturing similar to that presently conducted on the site, and it is not presently known who is responsible for the contamination or, if required, the remediation. The groundwater contamination is a known regional problem, not limited to the Company’s premises or its immediate surroundings.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2011	2010	2011
Balance at beginning of period	$10,170	$12,069	$10,106	$10,930
Additions	606	3,175	2,603	6,145
Reductions for warranty repair costs	(834)	(1,188)	(2,767)	(3,019)
Balance at end of period	$9,942	$14,056	$9,942	$14,056

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

9. Segment Information

The Company operates in three identifiable industry segments: (i) Security, providing security and inspection systems, and turnkey security screening solutions; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems; and (iii) Optoelectronics and Manufacturing, providing specialized electronic components for affiliated end-products divisions, as well as for applications in the healthcare, defense and aerospace markets, among others. The Company also has a Corporate segment that includes executive compensation and certain other general and administrative expenses. Interest expense and certain expenses related to legal, audit and other professional service fees are not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses, whereas the Optoelectronics and Manufacturing division comprises businesses that primarily supply components and subsystems to original equipment manufacturers, including to the businesses of the Security and Healthcare divisions. All intersegment sales are eliminated in consolidation.

The following table presents segment information (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2011	2010	2011
Revenues — by Segment:
Security division	$69,341	$88,173	$175,768	$215,973
Healthcare division	45,910	51,114	149,920	152,837
Optoelectronics and Manufacturing division, including intersegment revenues	38,177	47,865	127,631	137,458
Intersegment revenues elimination	(8,027)	(12,221)	(23,536)	(33,597)
Total	$145,401	$174,931	$429,783	$472,671

Revenues — by Geography:
Americas	$105,091	$134,179	$312,007	$354,277
Europe	31,732	31,072	97,812	86,146
Asia	16,605	21,901	43,500	65,845
Intersegment revenues elimination	(8,027)	(12,221)	(23,536)	(33,597)
Total	$145,401	$174,931	$429,783	$472,671

Operating income (loss) — by Segment:
Security division	$7,096	$8,177	$13,198	$17,292
Healthcare division	1,706	2,274	9,009	10,536
Optoelectronics and Manufacturing division	1,504	4,284	8,222	11,975
Corporate	(2,390)	(2,805)	(8,359)	(8,053)
Eliminations (1)	437	(134)	1,276	(1,199)
Total	$8,353	$11,796	$23,346	$30,551

	June 30, 2010	March 31, 2011
Assets — by Segment:
Security division	$221,019	$242,231
Healthcare division	138,739	146,582
Optoelectronics and Manufacturing division	85,170	108,822
Corporate	72,731	60,404
Eliminations (1)	(4,545)	(5,744)
Total	$513,114	$552,295

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

Executive Summary

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (i) Security, (ii) Healthcare and (iii) Optoelectronics and Manufacturing.

Security Division. Through our Security division, we design, manufacture, market and service security and inspection systems, and provide turnkey security screening solutions worldwide for sale primarily to U.S. federal, state and local government agencies as well as to foreign customers. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 46% and 41% of our total consolidated revenues for the nine months ended March 31, 2011 and 2010, respectively.

As a result of the terrorist attacks of September 11, 2001, and subsequent attacks in other locations worldwide, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railway stations, seaports, cruise line terminals, freight forwarding operations, sporting venues, government and military installations and nuclear facilities.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital.  Revenues from our Healthcare division accounted for 32% and 35% of our total consolidated revenues for the nine months ended March 31, 2011 and 2010, respectively.

The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. We also believe that the worldwide economic slowdown has caused some hospitals and healthcare providers to delay purchases of our products and services.  During this period of uncertainty, we anticipate lower sales of patient monitoring, diagnostic cardiology and anesthesia systems products than we have historically experienced, resulting in a negative impact on our sales. Although there are indications that a recovery is underway, we cannot predict when the markets will fully recover and, therefore, when this period of delayed and diminished purchasing will end. A prolonged delay could have a material adverse effect on our business, financial condition and results of operations.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography, fiber optics, telecommunications, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. External revenues from our Optoelectronics and Manufacturing division accounted for 22% and 24% of our total consolidated revenues for the nine months ended March 31, 2011 and 2010, respectively.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010.

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	Q3 2010	% of Net Sales	Q3 2011	% of Net Sales	$ Change	% Change
Security division	$69.3	48%	$88.2	51%	$18.9	27%
Healthcare division	45.9	32%	51.1	29%	5.2	11%
Optoelectronics and Manufacturing division	38.2	26%	47.8	27%	9.6	25%
Intersegment revenues	(8.0)	(6)%	(12.2)	(7)%	(4.2)	53%
Total revenues	$145.4	100%	$174.9	100%	$29.5	20%

Net revenues for the three months ended March 31, 2011, increased $29.5 million, or 20%, to $174.9 million, from $145.4 million for the comparable prior-year period.

Revenues for the Security division for the three months ended March 31, 2011, increased $18.9 million, or 27%, to $88.2 million, from $69.3 million for the comparable prior-year period. The increase was primarily attributable to: (i) a $15.3 million, or 27% increase in equipment sales mainly driven by a $7.3 million increase in sales of our baggage and parcel inspection, hold baggage screening and people screening equipment, as well as a $7.0 million increase in sales of our cargo and vehicle inspection equipment; and (ii) a $3.5 million or 29% increase in revenue related to contracts to service such equipment.  The increase in service revenue was due to the growing installed equipment base, from which we derive service revenues as warranty periods expire.

Revenues for the Healthcare division for the three months ended March 31, 2011, increased $5.2 million, or 11%, to $51.1 million, from $45.9 million for the comparable prior-year period.  The increase was primarily attributable to a $6.4 million, or 20% increase in patient monitoring product revenues, partially offset by a $1.1 million, or 12% decrease in cardiology product revenues.

Revenues for the Optoelectronics and Manufacturing division for the three months ended March 31, 2011, increased by $9.6 million, or 25%, to $47.8 million, from $38.2 million for the comparable prior-year period.  This increase was primarily attributable to: (i) a $6.3 million increase in commercial optoelectronics sales, consisting of a $4.5 million increase in sales to external customers as well as $1.8 million increase in intersegment sales, primarily to our Security division and (ii) a $3.4 million increase in contract manufacturing sales attributable to: (a) a $1.0 million increase in sales to external customers and (b) a $2.4 million increase in intersegment sales, primarily to our Healthcare division. The Optoelectronics and Manufacturing division recorded intersegment sales of $12.2 million, compared to $8.0 million in the comparable prior-year period.  This increase in intersegment sales is consistent with the sales growth of our Security and Healthcare divisions during the quarter. Such intersegment sales are eliminated in consolidation.

Gross Profit

(in millions)	Q3 2010	% of Net Sales	Q3 2011	% of Net Sales
Gross profit	$53.2	36.6%	$62.3	35.6%

Gross profit increased $9.1 million, or 17%, to $62.3 million for the three months ended March 31, 2011, from $53.2 million for the comparable prior-year period, primarily as a result of a 20% increase in revenue.  The gross margin during the period declined by 1%, due primarily to relatively faster growth within our Security and Optoelectronics and Manufacturing divisions (which generate lower gross margin than our Healthcare division) when compared to the growth in our Healthcare division.

Operating Expenses

(in millions)	Q3 2010	% of Net Sales	Q3 2011	% of Net Sales	$ Change	% Change
Selling, general and administrative	$34.8	23.9%	$37.1	21.2%	$2.3	7%
Research and development	9.1	6.3%	12.5	7.2%	3.4	37%
Restructuring and other charges	0.9	0.6%	0.9	0.5%	—	—%
Total operating expenses	$44.8	30.8%	$50.5	28.9%	$5.7	13%

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses.  For the three months ended March 31, 2011, SG&A expenses increased by $2.3 million, or 7%, to $37.1 million, from $34.8 million for the comparable prior-year period. This increase in spending was primarily attributable to an increase in costs to support the 27% revenue growth in our Security division.  As a percentage of revenues, SG&A expenses were 21.2% for the three months ended March 31, 2011, compared to 23.9% for the comparable prior-year period. This decrease was a result of our ability to leverage our sales and administrative infrastructure.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. For the three months ended March 31, 2011, such expenses increased $3.4 million, or 37%, to $12.5 million, from $9.1 million for the comparable prior-year period. As a percentage of revenues, R&D expenses were 7.2% for the three months ended March 31, 2011, compared to 6.3% for the comparable prior-year period. This increase in R&D expenses resulted from an increase in R&D investment in our Security and Healthcare divisions in support of multiple new product introductions.

Restructuring and other charges.  In response to the challenging worldwide economic conditions, we continued to optimize our cost structure during the third quarter of fiscal 2011.  In conjunction with these efforts, we incurred non-recurring restructuring and other charges of $0.8 million in our Healthcare division, primarily for employee severance during the three months ended March 31, 2011.  We also incurred restructuring charges of $0.1 million in our Corporate segment as compared to $0.9 million for the comparable prior-year period.

Interest and other income, net. For the three months ended March 31, 2011, interest and other income, net, amounted to $0.6 million, as compared to $0.2 million for the same prior-year period.  This $0.4 million improvement primarily resulted from a $1.2 million reduction, during the three months ended March 31, 2011, in a contingent acquisition liability, compared to a $0.7 million reduction in the prior year period.

Income taxes. For the three months ended March 31, 2011, our income tax provision was $3.6 million, compared to $2.4 million for the comparable prior-year period. Our effective tax rate for the three months ended March 31, 2011, was 29.4%, compared to 28.3% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010.

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	YTD Q3 2010	% of Net Sales	YTD Q3 2011	% of Net Sales	$ Change	% Change
Security division	$175.8	41%	$216.0	46%	$40.2	23%
Healthcare division	149.9	35%	152.8	32%	2.9	2%
Optoelectronics and Manufacturing division	127.6	30%	137.5	29%	9.9	8%
Intersegment revenues	(23.5)	(6)%	(33.6)	(7)%	(10.1)	(43)%
Total revenues	$429.8	100%	$472.7	100%	$42.9	10%

Net revenues for the nine months ended March 31, 2011, increased $42.9 million, or 10%, to $472.7 million, from $429.8 million for the comparable prior-year period.

Revenues for the Security division for the nine months ended March 31, 2011, increased $40.2 million, or 23%, to $216.0 million, from $175.8 million for the comparable prior-year period.  The increase was primarily attributable to: (i) a $34.1 million, or 25%, increase in equipment sales, mainly driven by a $26.4 million increase in our baggage and parcel inspection, hold baggage screening and people screening equipment as well as a $4.3 million increase in sales of cargo and vehicle inspection equipment and (ii) a $6.1 million, or 17%, increase in revenue related to contracts to service such equipment.  The increase in service revenue was due to the growing installed equipment base, from which we derive service revenues as warranty periods expire.

Revenues for the Healthcare division for the nine months ended March 31, 2011, increased $2.9 million, or 2%, to $152.8 million, from $149.9 million for the comparable prior-year period. The increase was primarily attributable to: (i) a $4.1 million increase in patient monitoring product revenues and (ii) a $1.3 million increase in anesthesia product revenues.  These increases were partially offset by a $2.1 million decrease in cardiology product revenues.

Revenues for the Optoelectronics and Manufacturing division for the nine months ended March 31, 2011, increased $9.9 million, or 8%, to $137.5 million, from $127.6 million for the comparable prior-year period.  This increase was primarily attributable to an $18.5 million increase in commercial optoelectronic revenues from external customers as well from intersegment sales, primarily to the Security division, offset by an $8.6 million decrease in contract manufacturing revenues mainly driven by an expected winding down of a large, defense-industry related contract. The Optoelectronics and Manufacturing division recorded intersegment sales of $33.6 million, compared to $23.5 million in the comparable prior-year period.  This increase in intersegment sales is consistent with the sales growth of our Security and Healthcare divisions during the period. Such intersegment sales are eliminated in consolidation.

Gross Profit

(in millions)	YTD Q3 2010	% of Net Sales	YTD Q3 2011	% of Net Sales
Gross profit	$154.0	35.8%	$169.2	35.8%

Gross profit increased $15.2 million, or 10%, to $169.2 million for the nine months ended March 31, 2011, from $154.0 million for the comparable prior-year period. The gross margin was unchanged at 35.8% for the nine months ended March 31, 2011 and the comparable prior-year period.  Gross margin remained constant because improvements in gross margin stemming from increased manufacturing efficiencies following recent facility consolidation and operational improvement initiatives were offset by a less favorable mix of product sales, as sales by our Healthcare division, which generates the highest gross margin across the three divisions, did not increase at the same rate as sales by our Security and Optoelectronics and Manufacturing divisions.

Operating Expenses

(in millions)	YTD Q3 2010	% of Net Sales	YTD Q3 2011	% of Net Sales	$ Change	% Change
Selling, general and administrative	$101.7	23.7%	$103.0	21.8%	$1.3	1%
Research and development	27.5	6.4%	33.5	7.1%	6.0	22%
Restructuring and other charges	1.5	0.3%	2.1	0.4%	0.6	40%
Total operating expenses	$130.7	30.4%	$138.6	29.3%	$7.9	6%

Selling, general and administrative expenses. For the nine months ended March 31, 2011, SG&A expenses increased by $1.3 million, or 1%, to $103.0 million, from $101.7 million for the comparable prior-year period.  This $1.3 million increase in spending was primarily attributable to an increase in SG&A costs to support the 23% revenue growth in the Security division, partially offset by reductions in spending as a result of cost containment initiatives and restructuring activities focused on our Healthcare division. As a percentage of revenues, SG&A expenses were 21.8% for the nine months ended March 31, 2011, compared to 23.7% for the comparable prior-year period.  We achieved this decrease by effectively leveraging our sales and administrative infrastructure and maintaining the benefits of cost containment initiatives and restructuring activities undertaken in recent years.

Research and development. R&D expenses include research related to new product development and product enhancement expenditures. For the nine months ended March 31, 2011, such expenses increased $6.0 million, or 22%, to $33.5 million, from $27.5 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 7.1% for the nine months ended March 31, 2011, compared to 6.4% for the comparable prior-year period. The increase in R&D expenses for the nine month period ended March 31, 2011, primarily resulted from an increase in R&D investment in our Security and Healthcare divisions, in support of multiple new product introductions.

Restructuring and other charges. In response to the worldwide economic downturn, we initiated an aggressive cost-cutting plan in the first half of fiscal 2009 to reduce our fixed cost structure.  During the nine months ended March 31, 2011, we continued this effort to further increase our operating efficiencies.  In conjunction with these efforts, we incurred non-recurring restructuring and other charges of $1.2 million in our Healthcare division, primarily for employee severance, and $0.9 million in our Corporate segment, primarily for costs associated with the termination and repayment of our prior credit facility.  In the prior year period, we incurred restructuring charges of $1.6 million.

Other Income and Expenses

(in millions)	YTD Q3 2010	% of Net Sales	YTD Q3 2011	% of Net Sales	$ Change	% Change
Interest and other income, net	$1.2	0.3%	$0.5	0.4%	$(0.7)	(58)%

Interest and other income, net. For the nine months ended March 31, 2011, interest and other income, net, amounted to ($0.5) million as compared to ($1.2) million for the same prior-year period.  This improvement was attributable to reduced average debt levels outstanding as well as a reduction in the liability for contingent acquisition consideration during the nine months ended March 31, 2011.

Income taxes. For the nine months ended March 31, 2011, our income tax provision was $8.7 million, compared to $6.6 million for the comparable prior-year period. Our effective tax rate for the nine months ended March 31, 2011, was 28.9%, compared to 29.6% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well the impact of permanent taxable differences.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $39.6 million at March 31, 2011, a decrease of $12.4 million from $52.0 million at June 30, 2010. As further discussed below, the principal use of cash during the nine-months ended March 31, 2011 was the early pay down of a $32.5 million term loan associated with the termination of our prior credit facility. The changes in our working capital and cash and cash equivalent balances during the nine months ended are described below.

(in millions)	June 30, 2010	March 31, 2011	% Change
Working capital	$204.6	$215.3	5%
Cash and cash equivalents	52.0	39.6	(24)%

Working Capital. Working capital increased primarily due to: (i) a $33.9 million increase in inventory mainly in our Security division, to support anticipated growth in shipments; (ii) a $12.5 million decrease in the current portion of long term debt due to the repayment and termination of our former credit agreement, simultaneously with our entering into a new $250 million credit agreement in October 2010; (iii) a $4.7 million decrease in advances from customers and (iv) a $3.6 million increase in accounts receivables.  These increases to working capital were partially offset by: (i) a $26.4 million increase in accounts payable, driven in part by the increase in inventory as previously noted; (ii) a $12.4 million decrease in cash and cash equivalents mainly driven by the repayment of our debt facility; (iii) a $3.1 million increase in accrued warranties and (iv) a $2.8 million decrease in prepaid expenses and other current assets.

(in millions)	YTD Q3 2010	YTD Q3 2011	$ Change
Cash provided by operating activities	$39.9	$24.6	$(15.3)
Cash used in investing activities	(17.8)	(16.0)	1.8
Cash used in financing activities	(2.3)	(23.3)	(21.0)

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, tax timing differences, customer collections, vendor payments and other items can significantly impact cash flows. Net cash provided by operations for the nine months ended March 31, 2011, was $24.6 million, a decrease of $15.3 million from the $39.9 million provided in the comparable prior-year period. This reduction in net cash provided was primarily due to the changes in working capital in the current-year period versus the prior-year period resulting in: (i) a $52.3 million increase in the change in inventory, reflecting both a build-up of inventory mainly in our Security and Optoelectronics and Manufacturing divisions to support growth as well as improvements realized in the prior fiscal year from inventory reduction initiatives and (ii) a $23.9 million decrease in advances received from customers.  These unfavorable changes in cash flow were partially offset by the following favorable changes in working capital: (i) a $38.6 million increase in cash from accounts payable, which largely corresponds with the aforementioned inventory buildup; (ii) a $6.5 million increase in cash from other accrued expenses and current liabilities; (iii) a $4.1 million increase in cash from prepaid expenses and other current assets and (iv) a $11.0 million increase in net income for the nine months ended March 31, 2011, after giving consideration to non-cash operating items including depreciation and amortization, stock-based compensation and deferred taxes, among others, for both periods.

Cash Used in Investing Activities. Net cash used in investing activities was $16.0 million for the nine months ended March 31, 2011, compared to $17.8 million for the nine months ended March 31, 2010. During the nine months ended March 31, 2011, we invested $7.5 million in capital expenditures, as compared to $12.4 million during the comparable prior-year period. During the nine months ended March 31, 2011, we also paid $5.6 million for the acquisition of businesses, as compared to the $3.2 million during the comparable prior-year period.  During the nine months ended March 31, 2011, we paid $2.9 million for the acquisition of intangible assets such as software capitalization as compared to the $2.2 million during the comparable prior-year period.

Cash Used in Financing Activities. Net cash used in financing activities was $23.3 million for the nine months ended March 31, 2011, compared to $2.3 million for the nine months ended March 31, 2010. During the nine months ended March 31, 2011, we entered into a $250 million revolving credit facility with a syndicate of banks.  In connection with our entry into the new credit facility, we repaid $32.5 million in term loans issued under our former credit facility.  We also paid down our then-outstanding capital lease obligations by $0.7 million.  We received $9.9 million in proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan, which partially offset the debt and capital lease payments.  In the prior-year period, we paid down our revolving lines of credit by $4.0 million and our other debt and capital leases by $10.0 million and we received $11.8 million in proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $3.0 million at March 31, 2011, a decrease of $33.1 million from $36.1 million at June 30, 2010.  See Note 4 to the condensed consolidated financial statements for further discussion.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we can repurchase up to 3,000,000 shares of our common stock.  During the nine months ended March 31, 2011, we did not repurchase any shares under this program, and 711,205 shares remained available for repurchase under the program as of March 31, 2011.

Dividend Policy

We have never paid cash dividends on our common stock.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Except as discussed below, there have been no significant changes in those obligations during the first nine months of fiscal 2011.

As a result of current and prior year acquisitions, we may have payment obligations based on the achievement by the acquired operations of certain sales and profitability milestones. Some of the purchase agreements we have entered into do not include a cap on the total payments that may be earned, or have a finite period for such payments. For acquisitions accounted for under Statement of Financial Accounting Standards 141, “Business Combinations,” we account for any such contingent payments as an addition to the purchase price of the acquired operations. For acquisitions accounted for under ASC 805, we record the estimated fair value of these obligations as a liability in the condensed consolidated balance sheet with subsequent revisions reflected in the condensed consolidated statements of operations. As of March 31, 2011, pursuant to ASC 805, $9.2 million of contingent payment obligations are included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

Off Balance Sheet Arrangements

As of March 31, 2011, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.                                    Quantitative and Qualitative Disclosures about Market Risk

For the nine months ended March 31, 2011, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Finland, France, Germany, Italy and Greece (Euros), Singapore (U.S. dollars), Malaysia (U.S. dollars), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese yuan), Canada (Canadian dollars), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (AOCI). Transaction gains and losses, which were included in our condensed consolidated statement of operations, amounted to a loss of $1.6 million and $0.5 million during the three months ended March 31, 2010 and 2011, respectively.  For the nine months ended March 31, 2010 and 2011 we incurred transaction losses of $2.2 million and $1.5 million, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $2 million in the third quarter of fiscal 2011. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $2 million in the third quarter of fiscal 2011.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As discussed in Note 1 to the condensed consolidated financial statements, we had a foreign currency forward contract of approximately $5.2 million outstanding as of March 31, 2011.

Importance of International Markets

International markets provide us with significant growth opportunities. However, as a result of our worldwide business operations, we are subject to various risks, including: international regulatory requirements and policy changes; difficulties in accounts receivable collection and the management of distributors; geopolitical and economic instability; currency exchange rate fluctuations; and tariff regulations. In response to these risks and others, we continue to perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. Also, we monitor geopolitical, economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future.

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and nine months ended March 31, 2011.

Interest Rate Risk

We classify all highly liquid investments with maturity of three months or less as cash equivalents and record them in the balance sheet at fair value.

Item 4.                                    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2011.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.                           Risk Factors

The discussion of our business and operations in this Quarterly Report on form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission on August 27, 2010, which describe various risks and uncertainties to which we are or may become subject.

Item 6.                                     Exhibits

31.1            Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2            Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1            Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 27th day of April 2011.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer