Form 10-Q
period 2011-09-30
OSI SYSTEMS INC
filed 2011-10-26
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(310) 978-0516

(Registrant’s telephone number, including area code)

N/A

(former name, former address and former fiscal year, if changed since last report)

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

As of October 25, 2011, there were 19,645,145 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30,	September 30,
	2011	2011
ASSETS
Current Assets:
Cash and cash equivalents	$55,619	$58,363
Accounts receivable, net	136,716	130,607
Other receivables	5,012	4,460
Inventories	169,634	187,957
Deferred income taxes	17,156	17,303
Prepaid expenses and other current assets	21,149	19,386

Total current assets	405,286	418,076
Property and equipment, net	55,017	55,619
Goodwill	70,292	75,588
Intangible assets, net	33,707	33,415
Other assets	20,614	15,574

Total assets	$584,916	$598,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$66,462	$71,921
Accrued payroll and related expenses	24,417	17,498
Advances from customers	25,191	28,872
Accrued warranties	14,530	14,438
Deferred revenue	15,956	12,960
Other accrued expenses and current liabilities	14,425	16,401
Total current liabilities	160,981	162,090
Long-term debt	2,756	2,641
Other long-term liabilities	36,379	44,350

Total liabilities	200,116	209,081
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value—authorized, 100,000,000 shares; issued and outstanding, 19,507,065 at June 30, 2011 and 19,645,145 shares at September 30, 2011	272,552	275,172
Retained earnings	110,103	114,864
Accumulated other comprehensive income (loss)	2,145	(845)
Total stockholders’ equity	384,800	389,191
Total liabilities and equity	$584,916	$598,272

See accompanying notes to condensed consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount data)

(Unaudited)

	For the Three Months Ended September 30,
	2010	2011
Revenues	$128,453	$161,317
Cost of goods sold	81,555	108,460
Gross profit	46,898	52,857
Operating expenses:
Selling, general and administrative expenses	31,976	34,367
Research and development	9,231	10,880
Restructuring and other charges	256	—
Total operating expenses	41,463	45,247
Income from operations	5,435	7,610
Interest and other expense, net	(590)	(799)
Income before income taxes	4,845	6,811
Provision for income taxes	1,453	2,050
Net income	$3,392	$4,761

Net income per share:
Basic	$0.18	$0.24
Diluted	$0.18	$0.24
Shares used in per share calculation:
Basic	18,433	19,576
Diluted	19,078	20,089

See accompanying notes to condensed consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2010	2011
Net income	$3,392	$4,761
Other comprehensive income (loss):
Foreign currency translation adjustment	4,912	(3,260)
Other	160	270
Other comprehensive income (loss)	5,072	(2,990)
Comprehensive income	$8,464	$1,771

See accompanying notes to condensed consolidated financial statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2010	2011
Cash flows from operating activities:
Net income	$3,392	$4,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,468	4,832
Stock based compensation expense	1,298	1,511
Provision for (recovery of) losses on accounts receivable	(272)	305
Equity in earnings of unconsolidated affiliates	(211)	(44)
Deferred income taxes	272	(176)
Other	45	13
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	34,275	5,553
Other receivables	91	296
Inventories	(19,055)	(16,579)
Prepaid expenses and other current assets	78	5,691
Accounts payable	(982)	5,163
Accrued payroll and related expenses	(8,302)	(6,805)
Advances from customers	(3,049)	5,421
Accrued warranties	265	37
Deferred revenue	(526)	(2,433)
Other accrued expenses and current liabilities	(2,191)	2,448
Net cash provided by operating activities	9,596	9,994
Cash flows from investing activities:
Acquisition of property and equipment	(2,012)	(3,148)
Acquisition of businesses	(2,048)	(3,189)
Acquisition of intangible and other assets	(671)	(869)
Net cash used in investing activities	(4,731)	(7,206)
Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(6,783)	(55)
Proceeds from exercise of stock options and employee stock purchase plan	4,801	1,109
Net cash provided by (used in) financing activities	(1,982)	1,054
Effect of exchange rate changes on cash	697	(1,098)
Net increase in cash and cash equivalents	3,580	2,744
Cash and cash equivalents-beginning of period	51,989	55,619
Cash and cash equivalents-end of period	$55,569	$58,363
Supplemental disclosure of cash flow information:
Cash paid (refunded), net during the year for:
Interest	$472	$950
Income taxes	$2,413	$(479)

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on August 26, 2011. The results of operations for the three months ended September 30, 2011, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method.  All stock options and warrants were included in the diluted earnings per share calculations for the three months ended September 30, 2010.  Stock options to purchase a total of 0.1 million shares of common stock for the three months ended September 30, 2011, were not included in diluted earnings per share calculations because to do so would have been antidilutive.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2010	2011
Net income for diluted earnings per share calculation	$3,392	$4,761

Weighted average shares for basic earnings per share calculation	18,433	19,576
Dilutive effect of stock awards and warrants	645	513
Weighted average shares for diluted earnings per share calculation	19,078	20,089

Basic net income per share	$0.18	$0.24
Diluted net income per share	$0.18	$0.24

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

The fair values of the Company’s assets (liabilities) were:

	June 30, 2011	September 30, 2011
Level 1	$8,115	$7,937
Level 2	(187)	22
Total	$7,928	$7,959

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists primarily of foreign exchange contracts. As of September 30, 2011, the Company had outstanding foreign currency forward contracts of approximately $8.7 million, which include both effective cash flow hedge contract as well as a contract that do not meet the criteria as an effective cash flow hedge.  The net gain (loss) for the portion of the forward contracts that is considered an effective cash flow hedge on such derivative contract has been reported as a component of other comprehensive income in the condensed consolidated financial statements and is reclassified as net earnings when the hedge transaction settles.  The loss from the portion or contracts that do not qualify as a cash flow hedge is reported in Interest and other expense, net in the condensed consolidated statement of operations.

Business Combinations

During the normal course of business the Company makes acquisitions.  In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is disclosed.

Recent Accounting Updates Not Yet Adopted

In September 2011, The FASB has issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2011	September 30, 2011
Accounts receivable
Trade receivables	$142,509	$136,711
Less: allowance for doubtful accounts	(5,793)	(6,104)
Total	$136,716	$130,607

	June 30, 2011	September 30, 2011
Inventories, net
Raw materials	$92,373	$93,072
Work-in-process	37,202	39,481
Finished goods	40,059	55,404
Total	$169,634	$187,957

	June 30, 2011	September 30, 2011
Property and equipment, net
Land	$5,296	$5,211
Buildings	9,638	9,619
Leasehold improvements	12,989	13,914
Equipment and tooling	72,104	73,340
Furniture and fixtures	4,431	4,561
Computer equipment	14,034	14,900
Computer software	14,618	14,676
Total	133,110	136,221
Less: accumulated depreciation and amortization	(78,093)	(80,602)
Property and equipment, net	$55,017	$55,619

3. Goodwill and Intangible Assets

The goodwill acquired during the period within the Security division related to an acquisition of a business that was considered immaterial to the Company. The changes in the carrying value of goodwill for the three month period ended September 30, 2011, are as follows (in thousands):

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Consolidated
Balance as of June 30, 2011	$21,040	$35,612	$13,640	$70,292
Goodwill acquired during the period	5,608	—	—	5,608
Foreign currency translation adjustment	(221)	(82)	(9)	(312)
Balance as of September 30, 2011	$26,427	$35,530	$13,631	$75,588

Intangible assets consisted of the following (in thousands):

		June 30, 2011			September 30, 2011
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$13,090	$3,807	$9,283	$13,113	$3,411	$9,702
Patents	10 years	2,975	449	2,526	3,236	478	2,758
Core technology	10 years	2,151	1,376	775	2,104	1,398	706
Developed technology	13 years	18,823	10,718	8,105	18,617	11,010	7,607
Customer relationships/backlog	8 years	10,411	6,824	3,587	10,397	7,163	3,234
Total amortizable assets		47,450	23,174	24,276	47,467	23,460	24,007
Non-amortizable assets:
Trademarks		9,431	—	9,431	9,408	—	9,408
Total intangible assets		$56,881	$23,174	$33,707	$56,875	$23,460	$33,415

Amortization expense related to intangibles assets was $1.0 and $1.1 million for the three months ended September 30, 2010 and 2011, respectively. At September 30, 2011, the estimated future amortization expense was as follows (in thousands):

2012 (remaining 9 months)	$3,346
2013	4,222
2014	3,013
2015	1,605
2016	1,496
2017	1,425
2018 and thereafter	8,900
Total	$24,007

4. Borrowings

In October 2010, the Company entered into a credit agreement with a syndicate of banks for a $250 million revolving credit facility.  This credit agreement consists of a $250 million, five-year revolving credit facility, including a $155 million sub-limit for letters of credit.  Borrowings under this facility bear interest, based on the Company’s option, at either (i) London Interbank Offered Rate (LIBOR) plus margins that range from 2.00% to 2.50% or (ii) the sum of margins that range from 1.00% to 1.50% and the higher of (a) the bank’s prime rate, (b) the Fed Funds rate plus 0.5% or (c) LIBOR plus 1.0%.  The margins are determined by the Company’s consolidated leverage ratio.  The Company’s borrowings under the credit agreement are guaranteed by the Company’s U.S.-based subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type, including restrictions on the Company’s ability to pay cash dividends. As of September 30, 2011, there was no debt outstanding under the revolving credit facility and $71.7 million was outstanding under the letter-of-credit facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of September 30, 2011, $17.2 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of September 30, 2011, the total amount available under these credit facilities was $21.0 million, with a total cash borrowing sub-limit of $4.1 million.

In fiscal 2005, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of September 30, 2011, $2.9 million remained outstanding under this loan at an interest rate of 2.0% per annum.

Long-term debt consisted of the following (in thousands):

	June 30, 2011	September 30, 2011
Twenty-year term loan due in 2024	$2,977	$2,857
Less current portion of long-term debt (in other accrued expenses and current liabilities)	221	216
Long-term portion of debt	$2,756	$2,641

5. Stock-based Compensation

As of September 30, 2011, the Company maintained an equity participation plan and an employee stock purchase plan.

The Company recorded stock-based-compensation expense in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,
	2010	2011
Cost of goods sold	$88	$118
Selling, general and administrative	1,156	1,330
Research and development	54	63
	$1,298	$1,511

As of September 30, 2011, total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted was approximately $15.7 million. The Company expects to recognize these costs over a weighted-average period of 2.9 years.

6. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended September 30,
	2010	2011
Service cost	$134	$157
Amortization of net loss	25	112
Net periodic pension expense	$159	$269

For each of the three months ended September 30, 2010 and 2011, the Company made contributions of $0.1 million to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For the three months ended September 30, 2010 and 2011, the Company made contributions of $1.4 million and $1.1 million, respectively, to these defined contribution plans.

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

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones.  The maximum amount of such payments under arrangements with contingent consideration caps is $52 million. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing the technology of CXR Limited, a company acquired in 2004.

For acquisitions that occurred prior to fiscal year 2010, the Statement of Financial Accounting Standards for “Business Combinations,” the then prevailing account standard, required the Company to account for such contingent payments as an addition to the purchase price of the acquired company. For subsequent acquisitions, the guidance under the Accounting Standards Codification for, “Purchase Price Allocations,” required that the estimated fair value of these obligations be recorded as a liability in the condensed consolidated balance sheet with subsequent revisions reflected in the condensed consolidated statements of operations. As of September 30, 2011, $16.5 million of contingent payment obligations are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended September 30,
	2010	2011
Balance at beginning of period	$10,930	$14,530
Additions	1,137	834
Reductions for warranty repair costs and adjustments	(672)	(926)
Balance at end of period	$11,395	$14,438

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

The following table presents segment and enterprise-wide information (in thousands):

	Three Months Ended September 30,
	2010	2011
Revenues — by Segment:
Security division	$51,097	$72,597
Healthcare division	45,924	46,520
Optoelectronics and Manufacturing division, including intersegment revenues	41,911	53,091
Intersegment revenues elimination	(10,479)	(10,891)
Total	$128,453	$161,317
Revenues — by Geography:
North America	$97,002	$107,822
Europe	21,064	35,340
Asia	20,866	29,046
Intersegment revenues elimination	(10,479)	(10,891)
Total	$128,453	$161,317

	Three Months Ended September 30,
	2010	2011
Operating income (loss) — by Segment:
Security division	$2,111	$3,845
Healthcare division	2,598	2,398
Optoelectronics and Manufacturing division	3,421	4,938
Corporate	(2,176)	(3,307)
Eliminations (1)	(519)	(264)
Total	$5,435	$7,610

	June 30, 2011	September 30, 2011
Assets — by Segment:
Security division	$245,068	$269,278
Healthcare division	152,048	142,967
Optoelectronics and Manufacturing division	109,961	114,811
Corporate	84,082	77,724
Eliminations (1)	(6,243)	(6,508)
Total	$584,916	$598,272

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

Security Division. Through our Security division, we design, manufacture, market and service security and inspection systems, and provide turnkey security screening solutions worldwide for sale primarily to U.S. federal, state and local government agencies as well as to international customers. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 45% and 40% of our total consolidated revenues for the three months ended September 30, 2011 and 2010, respectively.

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

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital.  Revenues from our Healthcare division accounted for 29% and 36% of our total consolidated revenues for the three months ended September 30, 2011 and 2010, respectively.

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

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography, fiber optics, telecommunications, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. External revenues from our Optoelectronics and Manufacturing division accounted for 26% and 24% of our total consolidated revenues for the three months ended September 30, 2011 and 2010, respectively.

Results of Operations for the Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010 (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

	Q1 2011	% of Net Sales	Q1 2012	% of Net Sales	$ Change	% Change
Security division	$51.1	40%	$72.6	45%	$21.5	42%
Healthcare division	45.9	36%	46.5	29%	0.6	1%
Optoelectronics and Manufacturing division	41.9	32%	53.1	33%	11.2	27%
Intersegment revenues	(10.4)	(8)%	(10.9)	(7)%	(0.5)	4%
Total revenues	$128.5		$161.3		$32.8	26%

Net revenues for the three months ended September 30, 2011, increased $32.8 million, or 26%, to $161.3 million from $128.5 million for the comparable prior-year period.

Revenues for the Security division for the three months ended September 30, 2011, increased $21.5 million, or 42%, to $72.6 million, from $51.1 million for the comparable prior-year period. The increase was attributable to: (i) a $14.8 million or 39% increase in equipment sales mainly driven by a $9.7 million increase in sales of cargo and vehicle inspection systems and by a $3.5 million increase in baggage and parcel inspection, people screening and hold baggage screening products; and (ii) a $6.0 million or 47% increase in service revenue.

Revenues for the Healthcare division for the three months ended September 30, 2011, increased $0.6 million, or 1%, to $46.5 million, from $45.9 million for the comparable prior-year period. The increase was primarily attributable to a $2.1 million increase in patient monitoring revenues mainly in North America and Emerging Markets partially offset by a $0.8 million decrease in cardiology equipment revenues as well as a $0.7 million decrease in our anesthesia equipment revenues.

Revenues for the Optoelectronics and Manufacturing division for the three months ended September 30, 2011, increased $11.2 million, or 27%, to $53.1 million, from $41.9 million for the comparable prior-year period. This change was driven by an increase in commercial optoelectronics sales, which increased by $11.5 million or 59%.  The Optoelectronics and Manufacturing division recorded intersegment sales of $10.9 million, compared to $10.4 million in the comparable prior-year period.  Such intersegment sales are eliminated in consolidation.

Gross Profit

	Q1 2011	% of Net Sales	Q1 2012	% of Net Sales
Gross profit	$46.9	36.5%	$52.9	32.8%

Gross profit increased $6.0 million, or 13%, to $52.9 million for the three months ended September 30, 2011, from $46.9 million for the comparable prior-year period.  The gross margin decreased to 32.8% in the three months ended September 30, 2011, from 36.5% for the comparable prior-year period.  The decrease was primarily attributable to the faster growth within our Security division (which grew by 42%) and our Optoelectronics and Manufacturing division (which grew by 27%) which generate lower gross margins than our Healthcare division (which grew by 1%).  In addition, product mix and cost overruns related to work performed by outside subcontractors within our Security division negatively impacted gross margins.

Operating Expenses

	Q1 2011	% of Net Sales	Q1 2012	% of Net Sales	$ Change	% Change
Selling, general and administrative	$32.0	24.9%	$34.4	21.3%	$2.4	8%
Research and development	9.2	7.2%	10.9	6.8%	1.7	18%
Restructuring and other charges	0.3	0.2%	—	—	(0.3)	(100)%
Total operating expenses	$41.5	32.3%	$45.3	28.1%	$3.8	9%

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended September 30, 2011, SG&A expenses increased by $2.4 million, or 8%, to $34.4 million, from $32.0 million for the comparable prior-year period. This increase in spending was primarily attributable to an increase in costs to support the 26% growth in total revenue.  As a percentage of revenue, SG&A expenses were 21.3% for the three months ended September 30, 2011, compared to 24.9% for the comparable prior-year period.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. For the three months ended September 30, 2011, such expenses increased $1.7 million, or 18%, to $10.9 million, from $9.2 million for the comparable prior-year period. As a percentage of revenues, R&D expenses were 6.8% for the three months ended September 30, 2011, compared to 7.2% for the comparable prior-year period. The increase in R&D expenses for the three month period ended September 30, 2011, was primarily attributable to an increase in spending in both our Security and Healthcare divisions in support of new product introductions.

Other Income and Expenses

	Q1 2011	% of Net Sales	Q1 2012	% of Net Sales	$ Change	% Change
Interest and other expense, net	$0.6	0.5%	$0.8	0.5%	$0.2	33%

Interest and other expense, net.  For the three months ended September 30, 2011, interest and other expense, net amounted to $(0.8) million as compared to $(0.6) million in the comparable prior-year period.  The increase was due to higher utilization of the letters-of-credit facility and a loss related to the performance of a foreign currency forward contract, which was not treated as a cash flow hedge, partially offset by lower interest expense as a result of lower levels of outstanding debt during the current year.

Income taxes.  For the three months ended September 30, 2011, our income tax provision was $2.0 million, compared to $1.5 million for the comparable prior-year period. Our effective tax rate for the three months ended September 30, 2011, was 30.1%, as compared to 30.0% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among countries as well as due to the impact of permanent taxable differences.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $58.4 million at September 30, 2011, an increase of $2.8 million from $55.6 million at June 30, 2011. The changes in our working capital and cash and cash equivalent balances are described below.

	June 30, 2011	September 30, 2011	% Change
Working capital	$244.3	$256.0	5%
Cash and cash equivalents	55.6	58.4	5%

Working Capital. The increase in working capital is primarily due to: (i) increases in inventory of $18.3 million, primarily in our Security division, to support fulfillment of future shipments; (ii) decreases in accrued payroll and employee benefits of $6.9 million and; (iii) a $2.8 million increase in cash and cash equivalents. These increases were partially offset by: (i) a $6.1 million reduction in accounts receivables, reflecting the volatility of collections as a result of the seasonality of sales; (ii) a $5.5 million increase in accounts payable, driven primarily by the increase in inventory as previously noted and; (iii) an increase in advances from customers primarily in our Security division.

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	% Change
Cash provided by operating activities	$9.6	$10.0	4%
Cash used in investing activities	(4.7)	(7.2)	53%
Cash provided by (used in) financing activities	(2.0)	1.1	155%

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, tax timing differences, and other items can significantly impact cash flows. Net cash provided by operations for the three months ended September 30, 2011, was $10.0 million, an increase of $0.4 million as compared to the $9.6 million generated in the comparable prior-year period. This increase was primarily due to the favorable fluctuation in the changes in working capital components in the current-year period versus the prior-year period, including: (i) $8.5 million from cash received as advances from customers; (ii) $6.1 million from accounts payable; (iii) $5.6 million from prepaid expenses and other current assets ; (iv) $4.6 million in other accrued expenses and current liabilities; and (v) $2.5 million  from inventory;  as well as an increase in our net income of $2.2 million, after giving consideration to various adjustments to net income for non-operating cash items, including depreciation and amortization, stock-based compensation, deferred taxes and provision for losses on accounts receivable, among others, for both periods.  These favorable changes in cash flows from operating activities were partially offset by an unfavorable change of $28.7 million from accounts receivables, which resulted from the year over year sales growth we experienced during the first quarter.

Cash Used in Investing Activities. Net cash used in investing activities was $7.2 million for the three months ended September 30, 2011; an increase of $2.5 million as compared to $4.7 million used for the three months ended September 30, 2010.  In the three months ended September 30, 2011, we used cash of $3.2 million for acquisitions of businesses, net of cash acquired, as compared to $2.0 million expended in the comparable prior-year period.  During the three months ended September 30, 2011, we also invested $3.2 million in capital expenditures compared to $2.0 million during the comparable prior-year period.

Cash Provided by Financing Activities. Net cash provided by financing activities was $1.1 million for the three months ended September 30, 2011, compared to net cash used in financing activities of $2.0 million for the three months ended September 30, 2010. During the three months ended September 30, 2011, we paid down our debt and capital leases by $0.1 million as compared to $6.8 million in the comparable prior-year period.  In addition, we received proceeds of $1.1 million from the exercise of stock options and our employee stock purchase plan in the three months ended September 30, 2011 compared to $4.8 million for the comparable prior-year period.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $2.9 million at September 30, 2011, a decrease of $0.1 million from $3.0 million at June 30, 2011. See Note 4 to the condensed consolidated financial statements for further discussion.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we can repurchase up to 3,000,000 shares of our common stock.  During the three months ended September 30, 2011, we did not repurchase any shares under this program and 711,205 shares were available for repurchase under the program as of September 30, 2011.

Dividend Policy

We have not paid cash dividends on our common stock in the past and have no plans to do so in the foreseeable future.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Except as discussed below, there have been no significant changes in those obligations during the first three months of fiscal 2012.

As a result of current and prior-year acquisitions, we may have payment obligations based on the achievement by the acquired operations of certain sales and profitability milestones. The maximum amount of such payments under arrangements with contingent consideration caps is $52 million. In addition, one of the purchase agreements we entered into requires royalty payments through 2022 based on the license of, or sales of products containing the technology of CXR Limited, a company acquired in 2004.

Current accounting standards require that we need to estimate the fair value of contingent payments related to a business combination as an addition to the purchase price at the time of the acquisition and record the obligation as a liability in the condensed consolidated balance sheets with subsequent revisions reflected in the condensed consolidated statements of operations. As of September 30, 2011, $16.5 million of contingent payment obligations are included in other long-term liabilities in the accompanying condensed consolidated balance sheets, which include an additional contingent payment obligation of $7.6 million attributable to an acquisition made by our Security division during the three months ended September 30, 2011 that was determined to be immaterial to the condensed consolidated financial statements taken as a whole.

Off Balance Sheet Arrangements

As of September 30, 2011, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the three months ended September 30, 2011, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Finland, France,

Germany, Italy and Greece (Euros), Singapore (U.S. dollars), Malaysia (U.S. dollars), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese yuan), Canada (Canadian dollars), Mexico (Mexican pesos), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (AOCI). Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a loss of $1.1 million and $0.1 million during the three months ended September 30, 2010 and 2011, respectively.  Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $2 million in the first quarter of fiscal 2012. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $2 million in the first quarter of fiscal 2012.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts. As discussed in Note 1 to the condensed consolidated financial statements, we had foreign currency forward contracts of approximately $8.7 million outstanding as of September 30, 2011.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three months ended September 30, 2011.

Interest Rate Risk

We classify all highly liquid investments with maturity of three months or less as cash equivalents and record them in the balance sheet at fair value.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various claims and legal proceedings arising out of the ordinary course of business. In our opinion, after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, future results of operations or cash flows.

Item 1A. Risk Factors

The discussion of our business and operations in this Quarterly Report on form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on August 26, 2011, which describe various risks and uncertainties to which we are or may become subject. There have been no material changes to the risk factors included in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3. Default Upon Senior Securities — None

Item 4. (Removed and Reserved)

Item 5. Other Information

On October 24, 2011, our Board of Directors adopted a revised Code of Ethics and Conduct, a copy of which is filed as Exhibit 14.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

14.1	Code of Ethics and Conduct

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document ‡

101.SCH	XBRL Taxonomy Extension Schema Document‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡

101.DEF	XBRL Extension Definition‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

‡        XBRL information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 26th day of October 2011.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and
Chief Financial Officer