Form 10-Q
period 2011-12-31
OSI SYSTEMS INC
filed 2012-01-25
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of January 23, 2012, there were 19,773,542 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.                                    Condensed Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2011	2011
ASSETS
Current Assets:
Cash and cash equivalents	$55,619	$52,868
Accounts receivable, net	136,716	145,314
Other receivables	5,012	5,045
Inventories	169,634	205,789
Deferred income taxes	17,156	17,233
Prepaid expenses and other current assets	21,149	14,151
Total current assets	405,286	440,400
Property and equipment, net	55,017	58,647
Goodwill	70,292	77,133
Intangible assets, net	33,707	33,087
Other assets	20,614	15,970

Total assets	$584,916	$625,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$66,462	$88,807
Accrued payroll and employee benefits	24,417	18,399
Advances from customers	25,191	27,218
Accrued warranties	14,530	15,382
Deferred revenue	15,956	14,231
Other accrued expenses and current liabilities	14,425	13,814
Total current liabilities	160,981	177,851
Long-term debt	2,756	2,554
Other long-term liabilities	36,379	44,467

Total liabilities	200,116	224,872
Commitment and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, no par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value—authorized, 100,000,000 shares; issued and outstanding, 19,507,065 at June 30, 2011 and 19,728,433 shares at December 31, 2011	272,552	276,438
Retained earnings	110,103	127,165
Accumulated other comprehensive income (loss)	2,145	(3,238)
Total stockholders’ equity	384,800	400,365
Total liabilities and stockholders’ equity	$584,916	$625,237

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount data)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2011	2010	2011
Revenues	$169,287	$187,993	$297,740	$349,310
Cost of goods sold	109,264	122,169	190,819	230,629
Gross profit	60,023	65,824	106,921	118,681

Operating expenses:
Selling, general and administrative expenses	33,958	35,979	65,934	70,346
Research and development	11,842	11,546	21,073	22,426
Restructuring and other charges	903	—	1,159	—
Total operating expenses	46,703	47,525	88,166	92,772
Income from operations	13,320	18,299	18,755	25,909
Interest expense and other income, net	(506)	(721)	(1,096)	(1,520)
Income before provision for income taxes	12,814	17,578	17,659	24,389
Provision for income taxes	3,596	5,277	5,049	7,327
Net income	$9,218	$12,301	$12,610	$17,062
Earnings per share:
Basic	$0.49	$0.62	$0.68	$0.87
Diluted	$0.47	$0.61	$0.65	$0.85
Shares used in per share calculation:
Basic	18,752	19,685	18,592	19,630
Diluted	19,475	20,237	19,289	20,161

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2011	2010	2011
Net income	$9,218	$12,301	$12,610	$17,062
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,116)	(2,132)	3,795	(5,393)
Other	1,015	(261)	1,175	10
Other comprehensive income (loss)	(101)	(2,393)	4,970	(5,383)
Comprehensive income	$9,117	$9,908	$17,580	$11,679

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Six Months Ended December 31
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,610	$17,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,206	9,741
Stock based compensation expense	2,752	3,462
Provision for (recovery of) losses on accounts receivable	(425)	227
Equity in earnings of unconsolidated affiliates	(247)	(119)
Deferred income taxes	815	(168)
Other	126	28
Changes in operating assets and liabilities:
Accounts receivable	6,632	(9,673)
Other receivables	(88)	(376)
Inventories	(26,703)	(38,112)
Prepaid expenses and other current assets	(809)	10,537
Accounts payable	23,102	22,415
Accrued payroll and related expenses	(7,162)	(5,745)
Advances from customers	(1,582)	4,175
Accrued warranties	1,005	1,050
Deferred revenue	(621)	(717)
Other accrued expenses and current liabilities	863	(1,303)
Net cash provided by operating activities	19,474	12,484
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(4,590)	(9,083)
Acquisition of businesses-net of cash acquired	(5,248)	(3,189)
Acquisition of intangible and other assets	(1,764)	(1,794)
Net cash used in investing activities	(11,602)	(14,066)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(32,490)	(108)
Payments of capital lease obligations	(169)	—
Proceeds from exercise of stock options and employee stock purchase plan	7,532	2,194
Repurchase of common shares	—	(1,770)
Net cash provided by (used in) financing activities	(25,127)	316
EFFECT OF EXCHANGE RATE CHANGES ON CASH	589	(1,485)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,666)	(2,751)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	51,989	55,619
CASH AND CASH EQUIVALENTS - END OF PERIOD	$35,323	$52,868
Supplemental disclosure of cash flow information:
Interest paid	$796	$1,559
Income taxes paid	$3,707	$1,125

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

Through its Security division, the Company designs, manufactures, markets and services security and inspection systems worldwide, primarily under the “Rapiscan” trade name, and provides turnkey security screening solutions under the “S2 Global” trade name. The Security division’s products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband, and to screen people. These products and services are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on August 26, 2011. The results of operations for the three and six months ended December 31, 2011, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method.  Stock options to purchase a total of 0.2 million and 0.1 million shares, respectively, of common stock for the six months ended December 31, 2011 and 2010 were not included in diluted earnings per share calculations because to do so would have been antidilutive, while no such shares were excluded from the calculations for the three months ended December 31, 2011 and 2010.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Net income available to common stockholders	$9,218	$12,301	$12,610	$17,062

Weighted average shares outstanding — basic	18,752	19,685	18,592	19,630
Dilutive effect of stock options and warrants	723	552	697	531
Weighted average of shares outstanding — diluted	19,475	20,237	19,289	20,161

Basic net income per share	$0.49	$0.62	$0.68	$0.87
Diluted net income per share	$0.47	$0.61	$0.65	$0.85

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

The fair values of the Company’s assets (liabilities) were:

	June 30, 2011	December 31, 2011
Level 1	$8,115	$8,233
Level 2	(187)	(417)
Total	$7,928	$7,816

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists primarily of foreign exchange contracts. As of December 31, 2011, the Company had outstanding foreign currency forward contracts of approximately $6.2 million.  These contracts do not meet the criteria as an effective cash flow hedge.  Therefore, the net gain (loss) is reported in Interest expense and other income, net in the condensed consolidated statement of operations.

Business Combinations

During the normal course of business the Company makes acquisitions.  In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is disclosed.

Recent Accounting Updates Not Yet Adopted

In December 2011, the Financial Accounting Standards Board issued accounting standards update ASU No 2011-11, Disclosures about Offsetting Assets and Liabilities, which is intended to facilitate comparison between entities reporting under U.S. GAAP and IFRS in disclosing derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  Both the gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement are required to be disclosed.  The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial disclosures.

In December 2011, the Financial Accounting Standards Board issued accounting standards update ASU No 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in

Accounting Standards Update No. 2011-05, which defer the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The ASU is effective for at the same time as the amendments in Update 2011-05.  The Company early adopted ASU 2011-05 and will await the outcome from the FASB’s further evaluation of the reclassification presentation treatment.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2011	December 31, 2011
Accounts receivable
Trade receivables	$142,509	$151,338
Less: allowance for doubtful accounts	(5,793)	(6,024)
Accounts receivable, net	$136,716	$145,314

	June 30, 2011	December 31, 2011
Inventories, net
Raw materials	$92,373	$106,080
Work-in-process	37,202	40,478
Finished goods	40,059	59,231
Total	$169,634	$205,789

	June 30, 2011	December 31, 2011
Property and equipment
Land	$5,296	$5,163
Buildings	9,638	9,609
Leasehold improvements	12,989	14,243
Equipment and tooling	72,104	77,251
Furniture and fixtures	4,431	4,444
Computer equipment	14,034	14,364
Software	14,618	14,998
Total	133,110	140,072
Less: accumulated depreciation and amortization	(78,093)	(81,425)
Property and equipment, net	$55,017	$58,647

3. Goodwill and Intangible Assets

The goodwill acquired during the period within the Security division related to an acquisition of a business that was considered immaterial to the Company.  The changes in the carrying value of goodwill for the six month period ended December 31, 2011, are as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2011	$21,040	$35,612	$13,640	$70,292
Goodwill acquired or adjusted during the period	8,502	344	(1,435)	7,411
Foreign currency translation adjustment	(428)	(128)	(14)	(570)
Balance as of December 31, 2011	$29,114	$35,828	$12,191	$77,133

Intangible assets consisted of the following (in thousands):

		June 30, 2011			December 31, 2011
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$13,090	$3,807	$9,283	$13,743	$3,630	$10,113
Patents	10 years	2,975	449	2,526	3,404	467	2,937
Core technology	10 years	2,151	1,376	775	2,076	1,431	645
Developed technology	13 years	18,823	10,718	8,105	18,601	11,485	7,116
Customer relationships/backlog	7 years	10,411	6,824	3,587	10,389	7,508	2,881
Total amortizable assets		47,450	23,174	24,276	48,213	24,521	23,692
Non-amortizable assets:
Trademarks		9,431	—	9,431	9,395	—	9,395
Total intangible assets		$56,881	$23,174	$33,707	$57,608	$24,521	$33,087

Amortization expense related to intangibles assets totaled $2.1 and $2.3 million for the six months ended December 31, 2010 and 2011, respectively; and $1.1 million for the three months ended December 31, 2010 and 2011. At December 31, 2011, the estimated future amortization expense was as follows (in thousands):

2012 (remaining 6 months)	$2,254
2013	4,303
2014	3,089
2015	1,696
2016	1,578
2017	1,229
2018 and thereafter	9,543
Total	$23,692

4. Borrowings

The Company has a credit agreement with a syndicate of banks for a $250 million revolving credit facility.  This credit agreement consists of a $250 million, five-year revolving credit facility, including a $200 million sub-limit for letters of credit.  Borrowings under this facility bear interest, based on the Company’s option, at either (i) London Interbank Offered Rate (LIBOR) plus margins that range from 1.50% to 2.00% or (ii) the sum of margins that range from 0.50% to 1.00% and the higher of (a) the bank’s prime rate, (b) the Fed Funds rate plus 0.5% or (c) LIBOR plus 1.0%.  The margins are determined by the Company’s consolidated leverage ratio.  The Company’s borrowings under the credit agreement are guaranteed by the Company’s U.S.-based subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type, including restrictions on the Company’s ability to pay cash dividends. As of December 31, 2011, there was no debt outstanding under the revolving credit facility and $62.2 million was outstanding under the letter-of-credit facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of December 31, 2011, $14.9 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of December 31, 2011, the total amount available under these credit facilities was $20.8 million, with a total cash borrowing sub-limit of $4.1 million.

In fiscal 2005, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of December 31, 2011, $2.8 million remained outstanding under this loan at an interest rate of 2.0% per annum.

Long-term debt consisted of the following (in thousands):

	June 30, 2011	December 31, 2011
Twenty-year term loan due in fiscal 2024	$2,977	$2,767
Less current portion of long-term debt (in other accrued expenses and current liabilities)	221	213
Long-term portion of debt	$2,756	$2,554

5. Stock-based Compensation

As of December 31, 2011, the Company maintained an equity participation plan and an employee stock purchase plan.

The Company recorded stock-based-compensation expense in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Cost of goods sold	$82	$111	$170	$229
Selling, general and administrative	1,313	1,779	2,469	3,109
Research and development	59	60	113	124
Total stock-based compensation expense	$1,454	$1,950	$2,752	$3,462

As of December 31, 2011, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was approximately $13.9 million. The Company expects to recognize these costs over a weighted-average period of 2.7 years.

6. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Service cost	$153	$198	$278	$355
Amortization of net loss	189	112	223	224
Net periodic pension expense	$342	$310	$501	$579

For the three and six months ended December 31, 2010 and 2011, the Company made contributions of $0.9 million and $0.1 million, respectively to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For the three months ended December 31, 2010 and 2011, the Company made contributions of $1.0 million and $1.2 million, respectively, to these defined contribution plans. For the six months ended December 31, 2010 and 2011, the Company made contributions of $2.4 million in each period to these defined contribution plans.

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

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones.  The maximum amount of such payments under arrangements with contingent consideration caps is $62 million. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing the technology of CXR Limited, a company acquired in 2004.

For acquisitions that occurred prior to fiscal year 2010, the Statement of Financial Accounting Standards for “Business Combinations,” the then prevailing accounting standard, required the Company to account for such contingent payments as an addition to the purchase price of the acquired company. For subsequent acquisitions, the guidance under the Accounting Standards Codification for, “Purchase Price Allocations,” required that the estimated fair value of these obligations be recorded as a liability in the condensed consolidated balance sheet with subsequent revisions reflected in the condensed consolidated statements of operations. As of December 31, 2011, $16.0 million of contingent payment obligations are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Balance at beginning of period	$11,395	$14,438	$10,930	$14,530
Additions	1,832	1,816	2,969	2,650
Reductions for warranty repair costs and adjustments	(1,158)	(872)	(1,830)	(1,798)
Balance at end of period	$12,069	$15,382	$12,069	$15,382

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

The following table presents segment and enterprise-wide information (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Revenues — by Segment:
Security division	$76,703	$88,977	$127,800	$161,574
Healthcare division	55,799	59,193	101,723	105,713
Optoelectronics and Manufacturing division, including intersegment revenues	47,682	51,359	89,593	104,450
Intersegment revenues elimination	(10,897)	(11,536)	(21,376)	(22,427)
Total	$169,287	$187,993	$297,740	$349,310

Revenues — by Geography:
North America	$123,095	$128,387	$220,098	$236,209
Europe	34,010	38,468	55,074	73,808
Asia	23,079	32,674	43,944	61,720
Intersegment revenues elimination	(10,897)	(11,536)	(21,376)	(22,427)
Total	$169,287	$187,993	$297,740	$349,310

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Operating income (loss) — by Segment:
Security division	$7,004	$8,001	$9,115	$11,846
Healthcare division	5,664	8,325	8,262	10,723
Optoelectronics and Manufacturing division	4,270	4,451	7,691	9,389
Corporate	(3,072)	(2,599)	(5,248)	(5,906)
Eliminations (1)	(546)	121	(1,065)	(143)
Total	$13,320	$18,299	$18,755	$25,909

	June 30, 2011	December 31, 2011
Assets — by Segment:
Security division	$245,068	$306,270
Healthcare division	152,048	158,552
Optoelectronics and Manufacturing division	109,961	112,318
Corporate	84,082	54,482
Eliminations (1)	(6,243)	(6,385)
Total	$584,916	$625,237

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

Security Division. Through our Security division, we design, manufacture, market and service security and inspection systems, and provide turnkey security screening solutions worldwide for sale primarily to U.S. federal, state and local government agencies as well as to international customers. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 46% and 43% of our total consolidated revenues for the six months ended December 31, 2011 and 2010, respectively.

As a result of the terrorist attacks of September 11, 2001, and subsequent attacks in other locations worldwide, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railway stations, seaports, cruise line terminals, freight forwarding operations, sporting venues, government and military installations and nuclear facilities.  We believe that our wide-ranging product portfolio together with our ability to provide turnkey screening solutions position us to competitively pursue security and inspection opportunities as they arise throughout the world.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital.  Revenues from our Healthcare division accounted for 30% and 34% of our total consolidated revenues for the six months ended December 31, 2011 and 2010, respectively.

The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. We also believe that the worldwide economic slowdown has caused some hospitals and healthcare providers to delay purchases of our products and services.  During this period of uncertainty, we anticipated lower sales of patient monitoring, diagnostic cardiology and anesthesia systems products than what we had historically experienced, which negatively impact on our sales. Although there are indications that a recovery is underway, we cannot predict when the markets will fully recover and, therefore, when this period of delayed and diminished purchasing will end. A prolonged delay could have a material adverse effect on our business, financial condition and results of operations.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography, fiber optics, telecommunications, office automation, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. External revenues from our Optoelectronics and Manufacturing division accounted for 24% and 23% of our total consolidated revenues for the six months ended December 31, 2011 and 2010, respectively.

Results of Operations for the Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010 (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	Q2 2011	% of Net Sales	Q2 2012	% of Net Sales	$ Change	% Change
Security division	$76.7	45%	$89.0	47%	$12.3	16%
Healthcare division	55.8	33%	59.2	32%	3.4	6%
Optoelectronics and Manufacturing division	36.8	22%	39.8	21%	3.0	8%
Total revenues	$169.3	100%	$188.0	100%	$18.7	11%

Total revenues for the three months ended December 31, 2011, increased $18.7 million, or 11%, to $188.0 million, from $169.3 million for the comparable prior-year period.

Revenues for the Security division for the three months ended December 31, 2011, increased $12.3 million, or 16%, to $89.0 million, from $76.7 million for the comparable prior-year period. The increase was primarily attributable to: (i) a $2.7 million increase in sales of our conventional equipment, primarily in baggage and parcel inspection lines; (ii) $5.9 million of revenue attributable to our performance as a prime contractor and hardware systems integrator on a large ongoing contract; and (iii) a $3.3 million increase in service revenue.

Revenues for the Healthcare division for the three months ended December 31, 2011, increased $3.4 million, or 6%, to $59.2 million, from $55.8 million for the comparable prior-year period.  The increase was primarily attributable to a 13% increase in sales in our North American region while sales in the rest of the world were unchanged.  Among our product lines, the overall increase was a result of: (i) a $3.1 million increase in patient monitoring product revenues, and (ii) a $0.7 million increase in anesthesia product revenue; (iii) partially offset by a $0.5 million decrease in cardiology product revenues.

Revenues for the Optoelectronics and Manufacturing division for the three months ended December 31, 2011, increased by $3.0 million, or 8%, to $39.8 million, from $36.8 million for the comparable prior-year period.  This increase was primarily attributable to: (i) a $2.7 million increase in commercial optoelectronics sales and (ii) a $0.3 million increase in contract manufacturing sales.

Gross Profit

(in millions)	Q2 2011	% of Net Sales	Q2 2012	% of Net Sales
Gross profit	$60.0	35.4%	$65.8	35.0%

Gross profit increased $5.8 million, or 10%, to $65.8 million for the three months ended December 31, 2011, from $60.0 million for the comparable prior-year period, primarily as a result of an 11% increase in revenue.  The gross margin decreased to 35.0% from 35.4% for the comparable prior-year period.  The slight decrease was attributable to the faster growth within our Security division

(which grew at 16%) and our Optoelectronics and Manufacturing division (which grew at 8%), which generate lower gross margins than our Healthcare division (which grew at 6%).  In addition, product mix within our Security division negatively impacted gross margins.

Operating Expenses

(in millions)	Q2 2011	% of Net Sales	Q2 2012	% of Net Sales	$ Change	% Change
Selling, general and administrative	$34.0	20.1%	$36.0	19.1%	$2.0	6%
Research and development	11.8	7.0%	11.5	6.1%	(0.3)	(3)%
Restructuring and other charges	0.9	0.5%	—	—	(0.9)	na
Total operating expenses	$46.7	27.6%	$47.5	25.2%	$0.8	2%

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses.  For the three months ended December 31, 2011, SG&A expenses increased by $2.0 million, or 6%, to $36.0 million, from $34.0 million for the comparable prior-year period. This increase was mainly attributable to an increase in costs to support the 16% revenue growth in our Security division and to a lesser extent an increase in costs to the support the 6% revenue growth in our Healthcare division.  As a percentage of revenues, SG&A expenses were 19.1% for the three months ended December 31, 2011, compared to 20.1% for the comparable prior-year period. This decrease was a result of our ability to leverage our sales and administrative infrastructure.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. For the three months ended December 31, 2011, such expenses decreased $0.3 million, or 3%, to $11.5 million, from $11.8 million for the comparable prior-year period. As a percentage of revenues, R&D expenses were 6.1% for the three months ended December 31, 2011, compared to 7.0% for the comparable prior-year period.

Other Income and Expenses

	Q2 2011	% of Net Sales	Q2 2012	% of Net Sales	$ Change	% Change
Interest expense and other income, net	$0.5	0.3%	$0.7	0.4%	$0.2	40%

Interest expense and other income, net. For the three months ended December 31, 2011, interest expense and other income, net, amounted to $0.7 million, as compared to $0.5 million for the same prior-year period.  The increase was due to higher utilization of the letters-of-credit facility and a loss related to the performance of a foreign currency forward contract, which was not treated as a cash flow hedge, partially offset by lower interest expense as a result of lower levels of outstanding debt during the current year.

Income taxes. For the three months ended December 31, 2011, our income tax provision was $5.3 million, compared to $3.6 million for the comparable prior-year period. Our effective tax rate for the three months ended December 31, 2011, was 30.0%, compared to 28.1% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Results of Operations for the Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010 (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	YTD Q2 2011	% of Net Sales	YTD Q2 2012	% of Net Sales	$ Change	% Change
Security division	$127.8	43%	$161.6	46%	$33.8	26%
Healthcare division	101.7	34%	105.7	30%	4.0	4%
Optoelectronics and Manufacturing division	68.2	23%	82.0	24%	13.8	20%
Total revenues	$297.7	100%	$349.3	100%	$51.6	17%

Net revenues for the six months ended December 31, 2011, increased $51.6 million, or 17%, to $349.3 million, from $297.7 million for the comparable prior-year period.

Revenues for the Security division for the six months ended December 31, 2011, increased $33.8 million, or 26%, to $161.6 million, from $127.8 million for the comparable prior-year period.  The increase was primarily attributable to: (i) a $17.1 million, or 17%, increase in equipment sales, mainly driven by a $10.1 million increase in our baggage and parcel inspection, hold baggage screening and people screening equipment and a $7.4 million increase in sales of cargo and vehicle inspection equipment; (ii) $5.9 million of revenue attributable to our performance as a prime contractor and hardware systems integrator on a large ongoing contract; and (iii) a $9.2 million, or 33%, increase in revenue related to contracts to service such equipment.  The increase in service revenue was due to the growing installed equipment base, from which we derive service revenues as warranty periods expire.

Revenues for the Healthcare division for the six months ended December 31, 2011, increased $4.0 million, or 4%, to $105.7 million, from $101.7 million for the comparable prior-year period. The increase was primarily attributable to 8% and 9% increases in sales in our North American and Asian/Latin American regions partially offset by a 5% decrease in our European/Middle East/Africa region.  Among our product lines, the overall increase was a result of: a $5.2 million increase in patient monitoring product revenues, which was partially offset by a $1.2 million decrease in cardiology product revenues.

Revenues for the Optoelectronics and Manufacturing division for the six months ended December 31, 2011, increased $13.8 million, or 20%, to $82.0 million, from $68.2 million for the comparable prior-year period.  This increase was primarily attributable to: (i) a $10.1 million increase in commercial optoelectronic sales and (ii) a $3.7 million increase in contract manufacturing sales.

Gross Profit

(in millions)	YTD Q2 2011	% of Net Sales	YTD Q2 2012	% of Net Sales
Gross profit	$106.9	35.9%	$118.7	34.0%

Gross profit increased $11.8 million, or 10%, to $118.7 million for the six months ended December 31, 2011, from $106.9 million for the comparable prior-year period. The gross margin during the period declined to 34.0% from 35.9% for the comparable prior-year period.  The decrease was mainly due to relatively faster growth within our Security division (which grew at 26%) and our Optoelectronics and Manufacturing division (which grew at 17%), which generate lower gross margins than our Healthcare division (which grew by 4%).  In addition, product mix within our Security division negatively impacted gross margin.

Operating Expenses

(in millions)	YTD Q2 2011	% of Net Sales	YTD Q2 2012	% of Net Sales	$ Change	% Change
Selling, general and administrative	$65.9	22.1%	$70.3	20.1%	$4.4	7%
Research and development	21.1	7.1%	22.5	6.5%	1.4	7%
Restructuring and other charges	1.1	0.4%	—	—%	(1.1)	na
Total operating expenses	$88.1	29.6%	$92.8	26.6%	$4.7	5%

Selling, general and administrative expenses. For the six months ended December 31, 2011, SG&A expenses increased by $4.4 million, or 7%, to $70.3 million, from $65.9 million for the comparable prior-year period.  This $4.4 million increase was primarily attributable to an increase in SG&A costs to support the company-wide 17% revenue growth, especially the 26% revenue growth in the Security division. As a percentage of revenues, SG&A expenses were 20.1% for the six months ended December 31, 2011, compared to 22.1% for the comparable prior-year period.  This decrease was a result of our ability to leverage our sales and administrative infrastructure.

Research and development. R&D expenses include research related to new product development and product enhancement expenditures. For the six months ended December 31, 2011, such expenses increased $1.4 million, or 7%, to $22.5 million, from $21.1 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 6.5% for the six months ended December 31, 2011, compared to 7.1% for the comparable prior-year period. The increase in R&D expenses for the six month period ended December 31, 2011, primarily resulted from an increase in R&D investment in our Security and Healthcare divisions, in support of multiple new product introductions.

Other Income and Expenses

(in millions)	YTD Q2 2011	% of Net Sales	YTD Q2 2012	% of Net Sales	$ Change	% Change
Interest expense and other income, net	$1.1	0.4%	$1.5	0.4%	$0.4	36%

Interest expense and other income, net. For the six months ended December 31, 2011, interest expense and other income, net, amounted to $1.5 million as compared to $1.1 million for the same prior-year period.  The increase was due to higher utilization of the letters-of-credit facility and a loss related to the performance of a foreign currency forward contract, which was not treated as a cash flow hedger, partially offset by lower interest expense as a result of lower levels of outstanding debt during the current year.

Income taxes. For the six months ended December 31, 2011, our income tax provision was $7.3 million, compared to $5.1 million for the comparable prior-year period. Our effective tax rate for the six months ended December 31, 2011, was 30.0%, compared to 28.6% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well the impact of permanent taxable differences.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $52.9 million at December 31, 2011, a decrease of $2.7 million from $55.6 million at June 30, 2011. The changes in our working capital and cash and cash equivalent balances during the six months ended are described below.

(in millions)	June 30, 2011	December 31, 2011	% Change
Working capital	$244.3	$262.5	7%
Cash and cash equivalents	55.6	52.9	(5)%

Working Capital. Working capital increased primarily due to: (i) a $36.2 million increase in inventory primarily in our Security division, to support future order fulfillment; (ii) an $8.6 million increase in accounts receivable primarily in our Security division driven by our 16% second quarter revenue growth; and (iii) a $6.0 million decrease in accrued payroll and  employee benefits. These increases to working capital were partially offset by: (i) a $22.3 million increase in accounts payable, driven in part by the increase in inventory as previously noted; and (ii) a $9.3 million decrease in prepaid expenses and other current assets.

(in millions)	YTD Q2 2011	YTD Q2 2012	$ Change
Cash provided by operating activities	$19.5	$12.5	$(7.0)
Cash used in investing activities	(11.6)	(14.1)	2.5
Cash provided by (used in) financing activities	(25.1)	0.3	25.4

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, tax timing differences, customer collections, vendor payments and other items can significantly impact cash flows. Net cash provided by operations for the six months ended December 31, 2011, was $12.5 million, a decrease of $7.0 million from the $19.5 million provided in the comparable prior-year period. This reduction in net cash provided was primarily due to the changes in working capital in the current-year period versus the prior-year period resulting in: (i) a $16.3 million increase in the change in accounts receivables primarily in our Security division driven mainly by the 26% or $34 million year over year increase in Security division revenues; (ii) an $11.4 million increase in the change in inventory, reflecting build-up of inventory mainly in our Security division to support growth and (iii) a $2.2 million decrease in other accrued expenses and other current liabilities.  These unfavorable changes in cash flow were partially offset by the following favorable changes in working capital: (i) an $11.3 million increase in cash from prepaid expenses and other current assets; (ii) a $5.8 million increase in cash received as advances from customers; and (iii) a $5.4 million increase in net income for the six months ended December 31, 2011, after giving consideration to non-cash operating items including depreciation and amortization, stock-based compensation and deferred taxes, among others, for both periods.

Cash Used in Investing Activities. Net cash used in investing activities was $14.1 million for the six months ended December 31, 2011, compared to $11.6 million for the six months ended December 31, 2010. During the six months ended December 31, 2011, we invested $9.1 million in capital expenditures, as compared to $4.6 million during the comparable prior-year period. During the six months ended December 31, 2011, we also paid $3.2 million for the acquisition of businesses, as compared to the $5.2 million during the comparable prior-year period.  During the six months ended December 31, 2011, we paid $2.1 million for the acquisition of intangible assets as compared to the $1.8 million during the comparable prior-year period.

Cash Used in Financing Activities. Net cash provided by financing activities was $0.3 million for the six months ended December 31, 2011, compared to net cash used in financing activities of $25.1 million for the six months ended December 31, 2010.  During the six months ended December 31, 2011, we paid down our debt by $0.1 million.  During the six months ended December 31, 2010, we entered into a $250 million revolving credit facility with a syndicate of banks.  In connection with our entry into the new credit facility, we repaid $32.5 million in term loans to terminate our former credit facility.  We also paid down our then-outstanding capital lease obligations by $0.2 million.  During the six months ended December 31, 2011 we received $0.4 million in net proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan, net of any repurchase of shares.  In the prior-year period, we received $7.5 million in proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $2.8 million at December 31, 2011, a decrease of $0.2 million from $3.0 million at June 30, 2011.  See Note 4 to the condensed consolidated financial statements for further discussion.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program under which we can repurchase up to 3,000,000 shares of our common stock.  During the three months ended December 31, 2011, we did not repurchase any shares under this program and 711,205 shares were available for repurchase under the program as of December 31, 2011.

Dividend Policy

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. There have been no significant changes in those obligations during the first six months of fiscal 2012.  See Note 7 to the condensed consolidated financial statements for further discussion.

Off Balance Sheet Arrangements

As of December 31, 2011, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the six months ended December 31, 2011, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Finland, France, Germany, Italy and Greece (Euros), Singapore (U.S. dollars), Malaysia (U.S. dollars), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese yuan), Canada (Canadian dollars), Mexico (Mexican pesos), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (AOCI). Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a loss of $0.1 million and a gain of $0.3 million during the three months ended December 31, 2010 and 2011, respectively. For the six months ended December 31, 2010 and 2011, we incurred loss of $1.0 million and gain of $0.3 million, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $2 million in the second quarter of fiscal 2012. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $2 million in the second quarter of fiscal 2012.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts. As discussed in Note 1 to the condensed consolidated financial statements, we had foreign currency forward contracts of approximately $6.2 million outstanding as of December 31, 2011.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and six months ended December 31, 2011.

Interest Rate Risk

We classify all highly liquid investments with maturity of three months or less as cash equivalents and record them in the balance sheet at fair value.

Item 4.                                  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3. Default Upon Senior Securities — None

Item 4. (Removed and Reserved)

Item 5. Other Information

On December 15, 2011, we entered into a second amendment to our credit agreement with a syndicate of banks for our $250 million revolving credit facility.  The amendment increased the aggregate committed amount available to us under our letter of credit subfacility from $175 million to $200 million.  A copy of the amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 25th day of January 2012.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer