Form 10-Q
period 2012-03-31
OSI SYSTEMS INC
filed 2012-04-25
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-23125

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

As of April 23, 2012, there were 19,854,798 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.                                  Condensed Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30,	March 31,
	2011	2012
ASSETS
Current Assets:
Cash and cash equivalents	$55,619	$90,787
Accounts receivable, net	136,716	157,830
Inventories	169,634	202,452
Deferred income taxes	17,156	17,620
Prepaid expenses and other current assets	26,161	17,277
Total current assets	405,286	485,966
Property and equipment, net	55,017	91,160
Goodwill	70,292	77,365
Intangible assets, net	33,707	33,537
Other assets	20,614	33,713

Total assets	$584,916	$721,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$66,462	$64,081
Accrued payroll and employee benefits	24,417	22,135
Advances from customers	25,191	22,716
Accrued warranties	14,530	16,137
Deferred revenue	15,956	13,290
Other accrued expenses and current liabilities	14,425	16,634
Total current liabilities	160,981	154,993
Long-term debt	2,756	2,579
Advances from customers	—	100,000
Other long-term liabilities	36,379	45,570

Total liabilities	200,116	303,142
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.001 par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value—authorized, 100,000,000 shares; issued and outstanding, 19,507,065 at June 30, 2011 and 19,853,936 shares at March 31, 2012	272,552	279,029
Retained earnings	110,103	139,740
Accumulated other comprehensive income (loss)	2,145	(170)
Total stockholders’ equity	384,800	418,599
Total liabilities and stockholders’ equity	$584,916	$721,741

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2012	2011	2012
Revenues	$174,931	$208,439	$472,671	$557,749
Cost of goods sold	112,678	139,308	303,497	369,937
Gross profit	62,253	69,131	169,174	187,812

Operating expenses:
Selling, general and administrative expenses	37,116	37,063	103,050	107,409
Research and development	12,436	12,932	33,509	35,358
Restructuring and other charges	905	931	2,064	931
Total operating expenses	50,457	50,926	138,623	143,698
Income from operations	11,796	18,205	30,551	44,114
Interest expense and other income, net	612	(792)	(484)	(2,312)
Income before provision for income taxes	12,408	17,413	30,067	41,802
Provision for income taxes	3,642	4,838	8,691	12,165
Net income	$8,766	$12,575	$21,376	$29,637
Earnings per share:
Basic	$0.46	$0.63	$1.14	$1.51
Diluted	$0.45	$0.62	$1.10	$1.46
Shares used in per share calculation:
Basic	18,978	19,815	18,721	19,692
Diluted	19,687	20,433	19,424	20,253

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2012	2011	2012
Net income	$8,766	$12,575	$21,376	$29,637
Other comprehensive income (loss):
Foreign currency translation adjustment	2,983	2,863	6,778	(2,529)
Other	(169)	205	1,005	214
Other comprehensive income (loss)	2,814	3,068	7,783	(2,315)
Comprehensive income	$11,580	$15,643	$29,159	$27,322

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended March 31,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,376	$29,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,819	14,899
Stock based compensation expense	4,284	5,345
Provision for losses on accounts receivable	761	52
Equity in earnings of unconsolidated affiliates	(391)	(155)
Deferred income taxes	1,071	(40)
Other	170	47
Changes in operating assets and liabilities:
Accounts receivable	(1,686)	(20,948)
Inventories	(31,149)	(33,468)
Prepaid expenses and other current assets	(2,101)	(3,946)
Accounts payable	24,078	(2,976)
Accrued payroll and related expenses	(4,061)	(2,052)
Advances from customers	(6,019)	98,853
Accrued warranties	2,839	1,659
Deferred revenue	1,451	(20)
Other accrued expenses and current liabilities	204	(705)
Net cash provided by operating activities	24,646	86,182
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(7,506)	(44,199)
Acquisition of businesses-net of cash acquired	(5,558)	(3,189)
Acquisition of intangible and other assets	(2,897)	(3,085)
Net cash used in investing activities	(15,961)	(50,473)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(32,546)	(163)
Payments of capital lease obligations	(710)	—
Proceeds from exercise of stock options and employee stock purchase plan	9,912	4,796
Repurchase of common shares	—	(3,664)
Net cash provided by (used in) financing activities	(23,344)	969
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,300	(1,510)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,359)	35,168
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	51,989	55,619
CASH AND CASH EQUIVALENTS - END OF PERIOD	$39,630	$90,787
Supplemental disclosure of cash flow information:
Interest paid	$1,062	$2,184
Income taxes paid	$5,673	$5,460

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Description of Business

OSI Systems, Inc., together with its subsidiaries (the “Company”), is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications, and a provider of security screening services. The Company sells its products and services in diversified markets, including homeland security, healthcare, defense and aerospace.

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

Through its Healthcare division, the Company designs, manufactures, markets and services patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems worldwide. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physician offices, medical clinics and ambulatory surgery centers.

Through its Optoelectronics and Manufacturing division, the Company designs, manufactures and markets optoelectronic devices and provides electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, computer peripherals and industrial automation. This division provides products and services to original equipment manufacturers and end users as well as to the Company’s own Security and Healthcare divisions.

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on August 26, 2011. The results of operations for the three and nine months ended March 31, 2012, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method.  Stock options to purchase a total of 0.1 million shares, of common stock for the nine months ended March 31, 2011 were not included in diluted earnings per share calculations because to do so would have been antidilutive, while no such shares were excluded from the calculations for the nine months ended March 31, 2012, and no shares were excluded from the calculation for the three months ended March 31, 2012 and 2011, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Net income available to common stockholders	$8,766	$12,575	$21,376	$29,637

Weighted average shares outstanding — basic	18,978	19,815	18,721	19,692
Dilutive effect of stock options and warrants	709	618	703	561
Weighted average of shares outstanding — diluted	19,687	20,433	19,424	20,253

Basic net income per share	$0.46	$0.63	$1.14	$1.51
Diluted net income per share	$0.45	$0.62	$1.10	$1.46

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, marketable securities, derivative instruments, accounts receivable, accounts payable and debt instruments. The carrying values of financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of the Company’s long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates offered to the Company.

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

The fair values of the Company’s assets (liabilities) were:

	June 30, 2011	March 31, 2012
Level 1	$8,115	$9,801
Level 2	(187)	253
Total	$7,928	$10,054

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists primarily of foreign exchange contracts. As of March 31, 2012, the Company had outstanding foreign currency forward contracts of approximately $6.2 million.  These contracts do not meet the criteria as an effective cash flow hedge.  Therefore, the net gain (loss) is reported in Interest expense and other income, net in the condensed consolidated statement of operations.

Business Combinations

During the normal course of business the Company makes acquisitions.  In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is disclosed.

Recent Accounting Updates

In December 2011, the Financial Accounting Standards Board issued accounting standards update ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which is intended to facilitate comparison between entities reporting under U.S. GAAP and IFRS in disclosing derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  Both the gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement are required to be disclosed.  The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial disclosures.

In December 2011, the Financial Accounting Standards Board issued accounting standards update ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The ASU is effective at the same time as the amendments in Update 2011-05.  The Company early adopted ASU No. 2011-05 and will await the outcome from the FASB’s further evaluation of the reclassification presentation treatment.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2011	March 31, 2012
Accounts receivable
Trade receivables	$142,509	$162,506
Less: allowance for doubtful accounts	(5,793)	(4,676)
Accounts receivable, net	$136,716	$157,830

	June 30, 2011	March 31, 2012
Inventories, net
Raw materials	$92,373	$103,528
Work-in-process	37,202	33,177
Finished goods	40,059	65,747
Total	$169,634	$202,452

	June 30, 2011	March 31, 2012
Property and equipment
Land	$5,296	$5,278
Buildings and improvements	9,638	11,936
Leasehold improvements	12,989	13,369
Equipment and tooling	70,272	73,500
Furniture and fixtures	4,431	4,501
Computer equipment	14,034	14,532
Software	14,618	15,313
Construction in process	1,832	33,829
Total	133,110	172,258
Less: accumulated depreciation and amortization	(78,093)	(81,098)
Property and equipment, net	$55,017	$91,160

Depreciation expense totaled $10.6 million and $11.5 million for the nine months ended March 31, 2011 and 2012, respectively; and $3.6 million and $4.0 million for the three months ended March 31, 2011 and 2012, respectively.

3. Goodwill and Intangible Assets

The goodwill acquired during the nine months ended March 31, 2012 within the Security division related to an acquisition of a business that was considered immaterial to the Company.  The changes in the carrying value of goodwill for the nine month period ended March 31, 2012, are as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2011	$21,040	$35,612	$13,640	$70,292
Goodwill acquired or adjusted during the period	8,502	344	(1,435)	7,411
Foreign currency translation adjustment	(304)	(18)	(16)	(338)
Balance as of March 31, 2012	$29,238	$35,938	$12,189	$77,365

Intangible assets consisted of the following (in thousands):

		June 30, 2011			March 31, 2012
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$13,090	$3,807	$9,283	$14,549	$3,848	$10,701
Patents	15 years	2,975	449	2,526	4,095	491	3,604
Core technology	10 years	2,151	1,376	775	2,141	1,530	611
Developed technology	13 years	18,823	10,718	8,105	18,639	11,986	6,653
Customer relationships/backlog	7 years	10,411	6,824	3,587	10,408	7,866	2,542
Total amortizable assets		47,450	23,174	24,276	49,832	25,721	24,111
Non-amortizable assets:
Trademarks		9,431	—	9,431	9,426	—	9,426
Total intangible assets		$56,881	$23,174	$33,707	$59,258	$25,721	$33,537

Amortization expense related to intangibles assets totaled $3.2 million and $3.4 million for the nine months ended March 31, 2011 and 2012, respectively; and $1.1 million for both the three months ended March 31, 2011 and 2012.  At March 31, 2012, the estimated future amortization expense was as follows (in thousands):

2012 (remaining 3 months)	$1,107
2013	4,228
2014	3,043
2015	1,648
2016	1,516
2017	1,316
2018 and thereafter	11,253
Total	$24,111

4. Borrowings

The Company has a credit agreement with a syndicate of banks for a $425 million revolving credit facility.  This credit agreement, as amended, maturing November 2016, consists of a $425 million revolving credit facility, including a $375 million sub-limit for letters of credit.  Borrowings under this facility bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 1.50%.  This margin is determined by the Company’s consolidated leverage ratio and may range from 1.5% to 2.0%.  The Company’s borrowings under the credit agreement are guaranteed by the Company’s U.S.-based subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of March 31, 2012, there was no debt outstanding under the revolving credit facility and $182.0 million was outstanding under the letter-of-credit facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of March 31, 2012, $9.5 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of March 31, 2012, the total amount available under these credit facilities was $21.3 million, with a total cash borrowing sub-limit of $4.2 million.

In fiscal 2005, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of March 31, 2012, $2.8 million remained outstanding under this loan at an interest rate of 2.0% per annum.

Long-term debt consisted of the following (in thousands):

	June 30, 2011	March 31, 2012
Twenty-year term loan due in fiscal 2024	$2,977	$2,798
Less current portion of long-term debt (in other accrued expenses and current liabilities)	221	219
Long-term portion of debt	$2,756	$2,579

5. Stock-based Compensation

As of March 31, 2012, the Company maintained an equity participation plan and an employee stock purchase plan.

The Company recorded stock-based-compensation expense in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Cost of goods sold	$111	$125	$281	$355
Selling, general and administrative	1,358	1,695	3,827	4,804
Research and development	63	63	176	186
Total stock-based compensation expense	$1,532	$1,883	$4,284	$5,345

As of March 31, 2012, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted was approximately $14.4 million. The Company expects to recognize these costs over a weighted-average period of 2.7 years.

6. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Service cost	$130	$160	$408	$515
Amortization of net loss	112	112	335	336
Net periodic pension expense	$242	$272	$743	$851

For the three months ended March 31, 2011 and 2012, the Company made contributions of $0.1 million and $0.5 million, respectively to these defined benefit plans. For the nine months ended March 31, 2011 and 2012, the Company made contributions of $1.0 million and $0.6 million, respectively, to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For each of the three months ended March 31, 2011 and 2012, the Company made contributions of $0.9 million to these defined contribution plans. For the nine months ended March 31, 2011 and 2012, the Company made contributions of $2.8 million and $3.0 million, respectively, to these defined contribution plans.

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

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement of certain sales or profitability milestones by the acquired operations.  The maximum amount of such payments under arrangements with contingent consideration caps is $62 million. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing the technology of CXR Limited, a company acquired in 2004.

For acquisitions that occurred prior to fiscal year 2010, the Statement of Financial Accounting Standards for “Business Combinations,” the then prevailing accounting standard, required the Company to account for such contingent payments as an addition to the purchase price of the acquired company. For subsequent acquisitions, the guidance under the Accounting Standards Codification for, “Purchase Price Allocations,” required that the estimated fair value of these obligations be recorded as a liability in the condensed consolidated balance sheets with subsequent revisions reflected in the condensed consolidated statements of operations. As of March 31, 2012, $14.5 million of contingent payment obligations are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

Advances from Customers

The Company receives advances from customers associated with certain projects.  In January 2012, the Company entered into an agreement with the Mexican government to provide a turnkey security screening solution along the country’s borders, and in its ports and airports.  Associated with the agreement, the Company was provided an advance totaling $100 million.  The Company is obligated to provide a guarantee until the advance has been earned.

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

Product Warranties

The Company offers its customers warranties on many of the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred.

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Balance at beginning of period	$12,069	$15,382	$10,930	$14,530
Additions	3,175	2,052	6,145	4,702
Reductions for warranty repair costs and adjustments	(1,188)	(1,297)	(3,019)	(3,095)
Balance at end of period	$14,056	$16,137	$14,056	$16,137

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

The following table presents segment and enterprise-wide information (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Revenues — by Segment:
Security division	$88,173	$111,796	$215,973	$273,370
Healthcare division	51,114	56,333	152,837	162,046
Optoelectronics and Manufacturing division, including intersegment revenues	47,865	49,975	137,458	154,425
Intersegment revenues elimination	(12,221)	(9,665)	(33,597)	(32,092)
Total	$174,931	$208,439	$472,671	$557,749

Revenues — by Geography:
North America	$134,179	$143,865	$354,277	$380,074
Europe	31,072	41,579	86,146	115,387
Asia	21,901	32,660	65,845	94,380
Intersegment revenues elimination	(12,221)	(9,665)	(33,597)	(32,092)
Total	$174,931	$208,439	$472,671	$557,749

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Operating income (loss) — by Segment:
Security division	$8,177	$10,557	$17,292	$22,403
Healthcare division	2,274	6,254	10,536	16,977
Optoelectronics and Manufacturing division	4,284	3,558	11,975	12,947
Corporate	(2,805)	(2,552)	(8,053)	(8,458)
Eliminations (1)	(134)	388	(1,199)	245
Total	$11,796	$18,205	$30,551	$44,114

	June 30, 2011	March 31, 2012
Assets — by Segment:
Security division	$245,068	$367,977
Healthcare division	152,048	155,434
Optoelectronics and Manufacturing division	109,961	114,383
Corporate	84,082	89,944
Eliminations (1)	(6,243)	(5,997)
Total	$584,916	$721,741

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

Executive Summary

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications, and provider of screening services.  We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (i) Security, (ii) Healthcare and (iii) Optoelectronics and Manufacturing.

Security Division. Through our Security division, we design, manufacture, market and service security and inspection systems, and provide turnkey security screening solutions worldwide for sale primarily to U.S. federal, state and local government agencies as well as to international customers. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 49% and 46% of our total consolidated revenues for the nine months ended March 31, 2012 and 2011, respectively.

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

During our third quarter, our Security division won a six-year agreement with the Mexican government to provide a turnkey security screening solution along the country’s borders, and in its ports and airports.  Although we have yet to recognize any revenue related to this agreement, we have incurred expenses and made capital expenditures in preparation of its fulfillment.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia systems for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital.  Revenues from our Healthcare division accounted for 29% and 32% of our total consolidated revenues for the nine months ended March 31, 2012 and 2011, respectively.

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

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and value-added manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, computed tomography, fiber optics, telecommunications, computer peripherals and industrial automation. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. External revenues from our Optoelectronics and Manufacturing division accounted for 22% of our total consolidated revenues for both the nine months ended March 31, 2012 and 2011.

Results of Operations for the Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	Q3 2011	% of Net Sales	Q3 2012	% of Net Sales	$ Change	% Change
Security division	$88.2	51%	$111.8	54%	$23.6	27%
Healthcare division	51.1	29%	56.3	27%	5.2	10%
Optoelectronics and Manufacturing division	35.6	20%	40.3	19%	4.7	13%
Total revenues	$174.9	100%	$208.4	100%	$33.5	19%

Total revenues for the three months ended March 31, 2012, increased $33.5 million, or 19%, to $208.4 million, from $174.9 million for the comparable prior-year period.

Revenues for the Security division for the three months ended March 31, 2012, increased $23.6 million, or 27%, to $111.8 million, from $88.2 million for the comparable prior-year period. The increase was primarily attributable to a $20.2 million increase in sales of equipment, primarily attributable to our performance as a prime contractor and hardware systems integrator on a large ongoing contract.

Revenues for the Healthcare division for the three months ended March 31, 2012, increased $5.2 million, or 10%, to $56.3 million, from $51.1 million for the comparable prior-year period.  The increase was primarily attributable to increased sales in our North American region.  Among our product lines, the overall increase was a result of: (i) a $4.3 million increase in patient monitoring product revenues; (ii) a $0.6 million increase in cardiology product revenue and; (iii) a $0.3 million increase in anesthesia product revenue.

Revenues for the Optoelectronics and Manufacturing division for the three months ended March 31, 2012, increased by $4.7 million, or 13%, to $40.3 million, from $35.6 million for the comparable prior-year period.  This increase was primarily attributable to: (i) a $1.1 million increase in commercial optoelectronics sales and (ii) a $3.6 million increase in contract manufacturing sales.

Gross Profit

(in millions)	Q3 2011	% of Net Sales	Q3 2012	% of Net Sales
Gross profit	$62.3	35.6%	$69.1	33.2%

Gross profit increased $6.8 million, or 11%, to $69.1 million for the three months ended March 31, 2012, from $62.3 million for the comparable prior-year period, primarily as a result of a 19% increase in revenue.  The gross margin decreased to 33.2% from 35.6% for the comparable prior-year period.  The decrease was attributable to the faster growth within our Security division ( 27% growth) and our Optoelectronics and Manufacturing division (13% growth), which generate lower gross margins than our Healthcare division (10% growth).  In addition, product mix within our Security division negatively impacted gross margins.

Operating Expenses

(in millions)	Q3 2011	% of Net Sales	Q3 2012	% of Net Sales	$ Change	% Change
Selling, general and administrative	$37.1	21.2%	$37.1	17.8%	$—	0%
Research and development	12.5	7.2%	12.9	6.2%	0.4	3%
Restructuring and other charges	0.9	0.5%	0.9	0.4%	—	0%
Total operating expenses	$50.5	28.9%	$50.9	24.4%	$0.4	1%

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses.  For the three months ended March 31, 2012, SG&A expenses at $37.1 million did not change from the comparable prior-year period even though revenue increased by 19%.  As a percentage of revenues, SG&A expenses were 17.8% for the three months ended March 31, 2012, compared to 21.2% for the comparable prior-year period.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. For the three months ended March 31, 2012, such expenses increased by $0.4 million, or 3%, to $12.9 million, from $12.5 million for the comparable prior-year period.  As a percentage of revenues, R&D expenses were 6.2% for the three months ended March 31, 2012, compared to 7.2% for the comparable prior-year period.

Restructuring and other charges.  In response to the challenging worldwide economic conditions, we continued to optimize our cost structure during the third quarter of fiscal 2012.  In conjunction with these efforts, we incurred non-recurring restructuring and other charges of $0.9 million in our Optoelectronics and Manufacturing division, primarily for employee severance partly related to facility consolidation during the three months ended March 31, 2012.  In the three months ended March 31, 2011 we also incurred non-recurring restructuring charges of $0.9 million, made up of $0.8 million of charges in our Healthcare division and $0.1 million in our Corporate segment, primarily for employee severance.

Interest expense and other income, net. For the three months ended March 31, 2012, interest expense and other income, net, amounted to a charge of $0.8 million, as compared to a credit of $0.6 million for the same prior-year period.  The increase in net expense was due to higher utilization of the letters-of-credit facility and a reduction in the liability for contingent acquisition consideration in the prior-year period.

Income taxes. For the three months ended March 31, 2012, our income tax provision was $4.8 million, compared to $3.6 million for the comparable prior-year period. Our effective tax rate for the three months ended March 31, 2012, was 27.8%, compared to 29.4% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Results of Operations for the Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	YTD Q3 2011	% of Net Sales	YTD Q3 2012	% of Net Sales	$ Change	% Change
Security division	$216.0	46%	$273.4	49%	$57.4	27%
Healthcare division	152.8	32%	162.0	29%	9.2	6%
Optoelectronics and Manufacturing division	103.9	22%	122.3	22%	18.4	18%
Total revenues	$472.7	100%	$557.7	100%	$85.0	18%

Net revenues for the nine months ended March 31, 2012, increased $85.0 million, or 18%, to $557.7 million, from $472.7 million for the comparable prior-year period.

Revenues for the Security division for the nine months ended March 31, 2012, increased $57.4 million, or 27%, to $273.4 million, from $216.0 million for the comparable prior-year period.  The increase was primarily attributable to: (i) a $43.0 million, or 25%, increase in equipment sales, primarily attributable to our performance as a prime contractor and hardware systems integrator on a large ongoing contract; and (ii) an $11.7 million, or 27%, increase in service revenue.  The increase in service revenue was due to the growing installed equipment base, from which we derive service revenues as warranty periods expire.

Revenues for the Healthcare division for the nine months ended March 31, 2012, increased $9.2 million, or 6%, to $162.0 million, from $152.8 million for the comparable prior-year period. The increase was primarily attributable to a 14% increase in sales in our North American region, partially offset by a 6% decrease in our European/Middle East/Africa region.  Among our product lines, the overall increase was a result of a $9.6 million increase in patient monitoring product revenues, which was partially offset by a $0.7 million decrease in cardiology product revenues.

Revenues for the Optoelectronics and Manufacturing division for the nine months ended March 31, 2012, increased $18.4 million, or 18%, to $122.3 million, from $103.9 million for the comparable prior-year period.  This increase was primarily attributable to: (i) a $11.2 million, or 23%, increase in commercial optoelectronic sales and (ii) a $7.3 million, or 13%, increase in contract manufacturing sales.

Gross Profit

(in millions)	YTD Q3 2011	% of Net Sales	YTD Q3 2012	% of Net Sales
Gross profit	$169.2	35.8%	$187.8	33.7%

Gross profit increased $18.6 million, or 11%, to $187.8 million for the nine months ended March 31, 2012, from $169.2 million for the comparable prior-year period, primarily as a result of an 18% increase in revenue. The gross margin during the period declined to 33.7% from 35.8% for the comparable prior-year period.  The decrease was mainly due to relatively faster growth within our Security division (which grew at 27%) and our Optoelectronics and Manufacturing division (which grew at 18%), which generate lower gross margins than our Healthcare division (which grew by 6%).  In addition, product mix within our Security division negatively impacted gross margin.

Operating Expenses

(in millions)	YTD Q3 2011	% of Net Sales	YTD Q3 2012	% of Net Sales	$ Change	% Change
Selling, general and administrative	$103.0	21.8%	$107.4	19.3%	$4.4	4%
Research and development	33.5	7.1%	35.4	6.3%	1.9	6%
Restructuring and other charges	2.1	0.4%	0.9	0.2%	(1.2)	(57)%
Total operating expenses	$138.6	29.3%	$143.7	25.8%	$5.1	4%

Selling, general and administrative expenses.  For the nine months ended March 31, 2012, SG&A expenses increased by $4.4 million, or 4%, to $107.4 million, from $103.0 million for the comparable prior-year period.  This $4.4 million increase was primarily attributable to an increase in SG&A costs to support the 18% revenue growth. As a percentage of revenues, SG&A expenses were 19.3% for the nine months ended March 31, 2012, compared to 21.8% for the comparable prior-year period.

Research and development. R&D expenses include research related to new product development and product enhancement expenditures.  For the nine months ended March 31, 2012, such expenses increased $1.9 million, or 6%, to $35.4 million, from $33.5 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 6.3% for the nine months ended March 31, 2012, compared to 7.1% for the comparable prior-year period. The increase in R&D expenses for the nine month period ended March 31, 2012, primarily resulted from an increase in R&D investment mainly in our Security division but also in the Healthcare division, in support of multiple new product introductions.

Restructuring and other charges.  In response to the challenging worldwide economic conditions, we continued to optimize our cost structure during fiscal 2012.  In conjunction with these efforts, we incurred non-recurring restructuring and other charges of $0.9 million in our Optoelectronics and Manufacturing division, primarily for employee severance partly related to facility consolidation during the nine months ended March 31, 2012.  In the nine months ended March 31, 2011 we incurred non-recurring restructuring charges of $2.1 million, made up of $1.2 million of charges in our Healthcare division and $0.9 million in our Corporate segment, primarily for employee severance.

Interest expense and other income, net. For the nine months ended March 31, 2012, interest expense and other income, net, amounted to $2.3 million as compared to $0.5 million for the same prior-year period.  The increase was due to higher utilization of the letters-of-credit facility and a loss related to the performance of a foreign currency forward contract, which was not treated as a cash flow hedge, partially offset by lower interest expense as a result of lower levels of outstanding debt during the current year as well as a reduction in the liability for contingent acquisition consideration in the prior-year period.

Income taxes. For the nine months ended March 31, 2012, our income tax provision was $12.2 million, compared to $8.7 million for the comparable prior-year period. Our effective tax rate for the nine months ended March 31, 2012, was 29.1%, compared to 28.9% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well the impact of permanent taxable differences.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $90.8 million at March 31, 2012, an increase of $35.2 million from $55.6 million at June 30, 2011. The changes in our working capital and cash and cash equivalent balances during the nine months ended March 31, 2012 are described below.

(in millions)	June 30, 2011	March 31, 2012	% Change
Working capital	$244.3	$331.0	35%
Cash and cash equivalents	55.6	90.8	63%

Working Capital. Working capital increased primarily due to: (i) a $35.2 million increase in cash and cash equivalents mainly driven by a $100 million customer advance, partially offset by a $44.2 million use of cash for capital spending ; (ii) a $32.8 million increase in inventory, primarily in our Security division, to support future order fulfillment; (iii) a $21.1 million increase in accounts receivable driven by our 19% third quarter revenue growth; and (iv) a $2.7 million decrease in deferred revenue.  These increases to working capital were partially offset by an $8.9 million decrease in prepaid expenses and other current assets.

(in millions)	YTD Q3 2011	YTD Q3 2012	$ Change
Cash provided by operating activities	$24.6	$86.2	$61.6
Cash used in investing activities	(16.0)	(50.5)	(34.5)
Cash provided by (used in) financing activities	(23.3)	1.0	24.3

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, tax timing differences, customer collections, vendor payments and other items can significantly impact cash flows. Net cash provided by operations for the nine months ended March 31, 2012, was $86.2 million, an increase of $61.6 million from the $24.6 million provided in the comparable prior-year period. This increase in net cash provided was primarily due to the changes in working capital in the current-year period versus the prior-year period resulting in: (i) a $104.9 million increase in cash through customer advances; (ii) a $8.7 million increase in net income for the nine months ended March 31, 2012, after giving consideration to non-cash operating items including depreciation and amortization, stock-based compensation and deferred taxes, among others, for both periods.  These favorable changes in cash flow were partially offset by the following changes in working capital: (i) a $27.1 million decrease in cash from changes in accounts payable; (ii) a $19.3 million increase in account receivables primarily in our Security division driven mainly by the 27% increase in Security division revenues; (iii) a $2.3 million increase in the change in inventory, and (iv) a $1.8 million increase in the change in prepaid expenses and other current assets.

Cash Used in Investing Activities. Net cash used in investing activities was $50.5 million for the nine months ended March 31, 2012, compared to $16.0 million for the nine months ended March 31, 2011. During the nine months ended March 31, 2012, we invested $44.2 million in capital expenditures primarily in our Security division related to the fulfillment of a large turn-key screening services agreement with the Mexican government, as compared to $7.5 million during the comparable prior-year period. During the nine months ended March 31, 2012, we also paid $3.2 million for the acquisition of businesses, as compared to $5.6 million during the comparable prior-year period.  During the nine months ended March 31, 2012, we paid $3.4 million for the acquisition of intangible assets as compared to $2.9 million during the comparable prior-year period.

Cash Used in Financing Activities. Net cash provided by financing activities was $1.0 million for the nine months ended March 31, 2012, compared to net cash used in financing activities of $23.3 million for the nine months ended March 31, 2011.  During the nine months ended March 31, 2012, we paid down our debt by $0.2 million.  During the nine months ended March 31, 2011, in conjunction with a new $250 million revolving credit facility, we repaid $32.5 million in term debt issued under the former credit facility.  We also paid down our then-outstanding capital lease obligations by $0.7 million.  During the nine months ended March 31, 2012 we received $4.8 million in net proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan.  In the prior-year period, we received $9.9 million in proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan.  In addition, during the nine months ended March 31, 2012, we paid $3.7 million to repurchase OSI Systems, Inc. company shares under the OSI stock repurchase program.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $2.8 million at March 31, 2012, a decrease of $0.2 million from $3.0 million at June 30, 2011.  See Note 4 to the condensed consolidated financial statements for further discussion.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program in March 1999 for up to 2,000,000 shares and in September 2004 increased the number of shares available for repurchase by 1,000,000 shares totaling up to 3,000,000 shares of our common stock.  This program does not have an expiration date.

The following table presents the shares acquired during the period:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of program	Maximum number of shares that may yet be purchased
January 1, 2012 to January 31, 2012
February 1, 2012 to February 29, 2012	25,400	$53.21	25,400
March 1, 2012 to March 31, 2012
	25,400	$53.21	25,400	627,409

Dividend Policy

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  See Note 7 to the condensed consolidated financial statements for further discussion regarding significant changes in those obligations during the first nine months of fiscal 2012.

Off Balance Sheet Arrangements

As of March 31, 2012, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the nine months ended March 31, 2012, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Finland, France, Germany, Italy and Greece (Euros), Singapore (U.S. dollars), Malaysia (U.S. dollars), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese yuan), Canada (Canadian dollars), Mexico (Mexican pesos and U.S. dollars), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (AOCI). Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a loss of $0.1 million and a loss of $0.3 million during the three months ended March 31, 2011 and 2012, respectively. For the nine months ended March 31, 2011, we incurred a loss of $1.5 million and for the nine months ended March 31, 2012, we had net zero impact from foreign exchange gains and losses, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $2 million in the third quarter of fiscal 2012. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $2 million in the third quarter of fiscal 2012.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts. As discussed in Note 1 to the condensed consolidated financial statements, we had foreign currency forward contracts of approximately $6.2 million outstanding as of March 31, 2012.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and nine months ended March 31, 2012.

Interest Rate Risk

We classify all highly liquid investments with maturity of three months or less as cash equivalents and record them in the balance sheet at fair value.

Item 4.                                    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —  See Share Repurchase Program discussion under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — None

Item 5. Other Information

Item 6.            Exhibits

10.1	Employment Agreement dated as of January 1, 2012 between Deepak Chopra and OSI Systems, Inc. (1)

10.2	Employment Agreement dated as of January 1, 2012 between Alan Edrick and OSI Systems, Inc. (1)

10.3	Employment Agreement dated as of January 1, 2012 between Ajay Mehra and OSI Systems, Inc. (1)

10.4	Employment Agreement dated as of January 1, 2012 between Victor Sze and OSI Systems, Inc. (1)

10.5	Employment Agreement dated as of January 1, 2012 between Manoocher Mansouri and OSI Systems, Inc. (1)

10.6	Third Amendment to Credit Agreement (2)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document ‡

101.SCH	XBRL Taxonomy Extension Schema Document‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡

101.DEF	XBRL Extension Definition‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

(1)               Previously filed with our Current Report on Form 8-K filed April 6, 2012.

(2)               Previously filed with our Current Report on Form 8-K filed April 11, 2012.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 25th day of April 2012.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer