Form 10-K
period 2012-06-30
OSI SYSTEMS INC
filed 2012-08-13
CIK 1039065

Use these links to rapidly review the document

OSI SYSTEMS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-23125

OSI SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0238801 (I.R.S. Employer Identification No.)
12525 Chadron Avenue, Hawthorne, California (Address of principal executive offices)	90250 (Zip Code)

Registrant's telephone number, including area code: (310) 978-0516
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes: ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes: ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes: ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer (Do not check if smaller reporting company) ☐    Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes: ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold on December 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was $923,227,890.

         The number of shares outstanding of the registrant's Common Stock as of August 7, 2012 was 19,866,315.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement relating to the 2012annual meeting of stockholders are incorporated by reference into Part III. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year.

PART I

Forward Looking Statements

        This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as "project,""believe,""anticipate,""plan,""expect,""intend,""may,"" should,""will,""would," and similar words and expressions are intended to identify forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable, but those expectations may not prove to be correct. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, those described in Part I, Item 1, "Business," Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        We have three operating divisions: (a) Security, providing security and inspection systems, turnkey security screening solutions and related services; (b) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare divisions, as well as to external original equipment manufacturer clients for applications in the defense, aerospace, medical and industrial markets, among others.

        Through our Security division, we design, manufacture, market and service security and inspection systems under the "Rapiscan Systems" trade name. Rapiscan Systems products fall into four categories—baggage and parcel inspection; cargo and vehicle inspection; hold (checked) baggage screening; and people screening. They are used to search for weapons, explosives, drugs and other contraband as well as for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Through recent acquisitions, we also offer radiation detection and trace detection products for screening applications. We also provide turnkey security screening solutions under the "S2" trade name, which can include the construction, staffing and long-term operation of security screening checkpoints for our customers.

        Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems globally to end users primarily under the "Spacelabs" trade name. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians' offices, medical clinics and ambulatory surgery centers.

        Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostic products, telecommunications, test and measurement devices, industrial automation systems, automotive diagnostic products and renewable energy technologies. We sell our optoelectronic devices under the "OSI Optoelectronics" trade name and perform our electronics manufacturing services under the "OSI Electronics" trade name. We provide our optoelectronic devices and electronics manufacturing services to original equipment manufacturers, as well as to our own Security and Healthcare divisions.

        In fiscal 2012, revenues from the Security division amounted to $391.8 million, or approximately 49% of our revenues; revenues from the Healthcare division amounted to $235.6 million, or approximately 30% of our revenues; and third-party revenues from the Optoelectronics and Manufacturing division amounted to $165.6 million, or approximately 21% of revenues. See Note 13 to the Consolidated Financial Statements for additional financial information concerning reporting segments and geographic areas.

Industry Overview

        We sell our security and inspection systems and patient monitoring, diagnostic cardiology and anesthesia systems primarily to end-users, while we design and manufacture our optoelectronic devices and value-added subsystems primarily for original equipment manufacturers.

        Security.    A variety of technologies are currently used globally in security and inspection applications, including transmission and backscatter X-ray, computed tomography, metal detection, trace detection, gamma-ray and neutron analysis. We believe that the market for security and inspection products will continue to be affected by the threat of terrorist incidents and by new government mandates and appropriations for security and inspection products in the United States and internationally.

        As a result of the September 11, 2001 terrorist attacks on the World Trade Center and subsequent attacks in other locations worldwide, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railway stations, seaports, cruise line terminals, freight forwarding operations, sporting venues, government and military installations and nuclear facilities. Congress passed the Aviation and Transportation Security Act and integrated many U.S. security-related agencies, including the Federal Aviation Administration, into the U.S. Department of Homeland Security. Under its directive from Congress, the U.S. Department of Homeland Security has since undertaken numerous initiatives to prevent terrorists from entering the country, hijacking airliners, and obtaining and trafficking in weapons of mass destruction and their components, to secure sensitive U.S. technologies and to identify and screen high-risk cargo before it is loaded onto airlines and ships, among others. These initiatives, known, for example, as the Strategic Border Initiative, the Customs-Trade Partnership Against Terrorism, the U.S. Transportation Security Administration's Air Cargo Screening Mandate and the U.S. Customs and Border Protection Container Security Initiative, have resulted in an increased demand for security and inspection products.

        Certain of the government sponsored initiatives in the United States, such as the U.S. Customs and Border Protection Container Security Initiative, the Customs-Trade Partnership Against Terrorism and the U.S. Transportation Security Administration's Air Cargo Screening mandate have also stimulated security programs in other areas of the world because the U.S. initiatives call on other nations to bolster their port security strategies, including acquiring or improving their security and inspection equipment and screening operations. The international market for non-intrusive inspection equipment and related services, therefore, continues to expand as countries that ship goods directly to the United States participate in such programs and as they choose to procure and operate equipment in order to secure their own borders, transportation networks, facilities and other venues.

        Congress also passed legislation that calls for the inspection of international maritime cargo destined for the United States, domestic civil aviation cargo, and for radiological and nuclear threats in cargo entering the United States. Certain of our cargo and vehicle inspection systems are already being used internationally and by the U.S. government to comply with these standards.

        Following recommendations outlined in "The 9/11 Commission Report," issued by the National Commission on Terrorist Attacks Upon the United States, the U.S. Department of Homeland Security now requires the screening of all cargo carried on passenger airlines in the United States. Several of our hold (checked) baggage and cargo screening systems have been approved by the U.S. Department of Homeland Security for this purpose and are being procured and used by freight forwarders, airlines, transportation companies and other businesses to fulfill their compliance requirements.

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

        Similar initiatives and new regulations promulgated by international organizations have resulted in a growing global demand for airline, cargo, port and border inspection technologies. For example, the European Union has issued uniform performance standards for systems that screen baggage and people at aviation checkpoints and air cargo, as well as new directives related specifically to maritime security, among other security directives.

        As a result of these and other changes, sales of our security and inspection products have continued to grow. Major projects recently installed or currently underway include installations at airports, ports and border crossings, government and military facilities and other locations in the United States and throughout the world. These projects contain various inspection product offerings. We anticipate that there may be growing demand from governments and commercial enterprises for increasingly sophisticated, turnkey, security screening solutions. For example, in fiscal 2012, we were awarded significant contracts to provide complete turnkey inspection products and services to Mexico's tax and customs authority as well as to provide security and inspection products to the U.S. Army.

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

        Many factors such as stricter government requirements affecting staffing and accountability as well as shrinking reimbursements from health insurance organizations are forcing healthcare providers to do more with less. Our Healthcare division designs, manufactures and markets products that respond to these economic forces by helping hospitals reduce costs while maintaining or improving the quality of care their physicians and nurses are able to deliver.

        We are a global manufacturer and distributor of patient monitoring, cardiac diagnostic and clinical networking solutions for use primarily in hospitals. We design, manufacture and market patient monitoring solutions for critical, emergency and perioperative care areas of the hospital, wired and wireless networks, and ambulatory blood pressure monitors, all aimed at providing caregivers with timely patient information. Our cardiac diagnostic systems include Holter recorders and analyzers, ambulatory blood pressure, ECG, stress event data management systems and related software and services. By making critical patient information more readily accessible both inside and outside the hospital, delays in treatment related decision-making can be reduced, length of stay can be shortened and treatment errors can be minimized.

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

        Optoelectronics and Manufacturing.    Our optoelectronic devices are used in a wide variety of applications for diversified markets including the aerospace and defense, avionics, medical imaging and diagnostics, renewable energy, biochemistry analysis, pharmaceutical, nanotechnology, telecommunications, construction and homeland security markets. Medical applications for our devices include diagnostic and imaging products, patient monitoring equipment, optometry instrumentation, and glucose monitors. Aerospace and defense applications for our devices include satellite navigation sensors, laser guided munitions systems, range finders, weapons simulation systems, computer peripherals and other applications that require the conversion of optical signals into electronic signals. Homeland security applications for our devices include X-ray based and other detection systems. Our optoelectronic devices and value-added subsystems are also used in a wide variety of measurement control, monitoring and industrial applications and are key components in telecommunications technologies. We also offer electronics manufacturing services to our optoelectronics customers, as well as to our Security and Healthcare divisions. We offer full turnkey and box-build manufacturing services, in which we provide product design and development, supply chain management, and production manufacturing services.

        We believe that continued advances in technology and reductions in the cost of key components of optoelectronic systems, including computer processing power and memory, have broadened the market by enabling the use of optoelectronic devices in a greater number of applications. In addition, we see a trend among original equipment manufacturers to increasingly outsource the design and manufacture of optoelectronic devices as well as value-added subsystems to fully-integrated, independent manufacturers, like us, that may have greater specialization, broader expertise and more flexibility to respond to short cycle times and quicker market expectations. We believe that our level of vertical integration, substantial engineering resources, expertise in the use and application of optoelectronic technology and low-cost international manufacturing operations enable us to compete effectively in the market for optoelectronic products and for electronics manufacturing services.

        We have also penetrated several related markets that depend on our optoelectronic technologies and electronics manufacturing capabilities. Through system engineering and product development, we also develop, manufacture and sell laser-based products as well as sensors for vehicle classification in toll and traffic management systems.

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

        Capitalizing on Global Reach.    We operate from locations throughout the world. We view our international operations as providing an important strategic advantage over competitors. First, international manufacturing facilities allow us to take advantage of competitive labor rates and favorable tax regulations in order to be a low cost producer. Second, our international offices strengthen our sales and marketing efforts and our ability to service and repair our systems by providing direct access to growing markets and to our existing international customer base. Third, our manufacturing locations allow us to reduce delivery times to our global customer base. In the future, we intend to continue to enhance our international manufacturing and sales capabilities.

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

        Capitalizing on the Growing Market for Security and Inspection Systems.    Attentiveness to terrorist and other security threats may continue to drive growth in the market for security and inspection systems in transportation security and also at ports and border crossings, government installations, military facilities and public event venues. The trend toward increased screening of goods entering and departing from ports has resulted and may continue to result in growth in the market for cargo inspection systems and turnkey security screening services that are capable of screening shipping containers for contraband and assisting customs officials in the verification of shipping manifests. Package and cargo screening by freight forwarders, airlines and air cargo companies represents a growing sector, as new regulations in the U.S. and Europe require such screening in certain circumstances. We intend to expand our sales and marketing efforts, both domestically and internationally, to capitalize on opportunities to replace, service and upgrade existing security installations, and to offer turnkey security screening solutions in which we may construct, staff and/or operate on a long-term basis security screening checkpoints for our customers. Finally, we also intend to continue to develop new security and inspection technologies, such as our proprietary real time tomography products, and to enhance our current product and service offerings through internal research and development and selective acquisitions.

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

        Acquiring New Technologies and Companies.    Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have developed expertise in our various lines of business and other areas through internal research and development efforts as well as through selective acquisitions. We continue to seek acquisition opportunities to broaden our technological expertise and capabilities, lower our manufacturing costs and facilitate our entry into new markets.

Products and Technology

        We design, develop, manufacture and sell products ranging from security and inspection systems to patient monitoring, diagnostic cardiology and anesthesia systems to discrete optoelectronic devices and value-added subsystems.

        Security and Inspection Systems.    We design, manufacture and market security and inspection systems globally to end users under the "Rapiscan Systems" trade name. Rapiscan Systems products are used to inspect baggage, cargo, people, vehicles and other objects for weapons, explosives, drugs and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems products fall into four categories: baggage and parcel inspection, cargo and vehicle inspection, hold (checked) baggage screening and people screening. We also offer turnkey security screening services under the "S2" trade name, including the staffing and operation of security screening checkpoints.

        As a result of the terrorist attacks of September 11, 2001, and subsequent attacks in other locations worldwide, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railway stations, seaports, cruise line terminals, freight forwarding operations, government and military installations and nuclear facilities. As a result of the use at additional facilities, we have diversified our sales channels for security and inspection products.

        Many of our security and inspection systems include dual- or multi-energy X-ray technology with computer software enhanced imaging technology to facilitate the detection of materials such as explosives, weapons, narcotics, currency or other contraband. While all X-ray systems produce a two-dimensional image of the contents of the inspected object, the dual-energy X-ray systems also measure the X-ray absorption of the inspected object's contents at two X-ray energies to determine the atomic number, mass and other characteristics of the object's contents. The various organic and inorganic substances in the inspected object appear to operators of the inspection systems in various colors, and this visual information can be used to identify and differentiate the inspected materials. We have developed a dual-view X-ray technology, now available on many of our systems, that allows operators to examine objects from two orthogonal positions simultaneously, thereby reducing the need for re-scanning of objects and improving the operator's ability to detect threats. Our baggage and parcel inspection, cargo and vehicle inspection and hold (checked) baggage screening inspection systems range in size from compact tabletop systems to large systems comprising entire buildings in which trucks, shipping containers or pallets are inspected. Many of our inspection systems are also designed to be upgradeable to respond to new customer requirements as they emerge or change.

        Our cargo and vehicle inspection applications, in which cars, trucks, shipping containers, pallets and other large objects can be inspected, are designed in various configurations, including fixed-site, gantry, relocatable, portal and mobile systems. These products are primarily used to verify the contents of cars, trucks or cargo containers and to detect the presence of contraband, including narcotics, weapons, explosives and other smuggled items. They offer significant improvements over past methods of cargo screening, such as manual searches, as our cargo systems are faster, more thorough and do not subject the cargo to pilferage. Entire shipping containers or trucks containing densely packed goods can be screened rapidly.

        Many of our cargo and vehicle inspection systems utilize X-ray or gamma-ray beams, in conjunction with digital imaging equipment, to non-intrusively inspect objects and present images to an inspector, showing shapes, sizes, locations and relative densities of the contents. Many of these systems have been built to meet specific customer inspection requirements.

        Our Security division is the only company in the market offering X-ray, gamma-ray and neutron-based material specific technologies. In addition, we are the only company that offers inspection systems at energy levels ranging from 200 KeV (Kilo electron Volts), to 1 MeV (Mega electron Volts) , 4.5 MeV, 6 MeV and 9MeV. As a result, we believe that we offer the broadest technology platform in the cargo and vehicle inspection systems industry. This broad platform also permits us to offer customers hybrid solutions utilizing two or more of the technologies together, thereby optimizing flexibility, performance and cost to meet the customer's unique application requirements.

        We recently acquired a leading developer and manufacturer of radiation and nuclear detection systems and now offer a wide array of radiation and nuclear detection technologies to inspect people, baggage, parcels, cargo, vehicles and trains. Our technologies use gamma-counting, neutron detection and spectroscopic identification in our new line of radiation detection products.

        Our Security division also offers hold (checked) baggage screening systems that are utilized by airports, freight forwarders and other parties responsible for screening baggage and cargo before it is placed in the cargo hold of airplanes. Certain of our currently available systems utilize multiple, dual-energy X-ray beams to provide high-quality images and to enable detection algorithms that assist operators in the detection of explosives. Other systems utilize a very large number of distributed X-ray emitters that rapidly capture approximately 1,000 views of a bag and then utilize sophisticated software to reconstruct high resolution images. These systems are designed to meet the high-speed screening and analysis demands of our customers. They can be operated in stand-alone mode, where a single operator views the images produced by a single system, or can be networked, allowing operators stationed at a remote computer terminal to monitor multiple systems.

        Our Security division also offers people screening products, such as a line of "Metor" brand walk-through metal detection products for use at security checkpoints at airports, amusement parks, banks, courthouses, government buildings, sports arenas and other venues, and the Secure 1000 personnel screener, which uses extremely low dose backscatter X-ray imaging to detect contraband and weapons concealed underneath clothing and hair. The Secure 1000 provides enhanced screening when compared to metal detectors as it displays anomalies caused by very small amounts of metal as well as non-metallic items. As a result, the Secure 1000 can simultaneously assist in the location and detection of conventional metal weapons, as well as ceramic knives, explosives, illicit drugs, precious metals, cameras, recording devices and other contraband or security threats. We recently announced the development of a hand-held trace detection system (HE-50) providing portable light-weight detection of trace amounts of explosives. This system is designed to be used in screening people, cargo, baggage and other items for illicit materials and weapons.

        The following table sets forth certain information related to the standard security and inspection products that we currently offer. We do, however, also customize our standard products to suit specific applications and customer requirements.

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	TECHNOLOGY	MARKET SEGMENT
Baggage and Parcel Inspection	Rapiscan 600 series X-ray systems Rapiscan HE-50 Rapiscan TSA Rad/Nuke	Single and dual-energy X-ray IMS hand-held explosives detection Gamma and neutron detection of radioactive and nuclear material	Checkpoint inspection at airports, prisons, border crossings, government buildings and postal facilities for mail screening

Cargo and Vehicle Inspection	Rapiscan Eagle Rapiscan GaRDS Rapiscan HE-50 Rapiscan TSA Rad/Nuke	High energy X-ray Gamma ray IMS hand-held explosives detection Gamma and neutron detection of radioactive and nuclear material	Cargo and vehicle inspection at airports, border crossings and sea ports

Hold (Checked) Baggage Screening	Rapiscan MVXR 5000 Rapiscan RTT Rapiscan HE-50	Multi-view, dual energy X-ray Computed Tomography IMS hand-held explosives detection	Baggage inspection at airports and freight forwarding facilities

People Screening	Metor series metal detectors Rapiscan Secure 1000 Rapiscan HE-50 Rapiscan TSA Rad/Nuke	Electromagnetic induction Backscatter X-ray IMS hand-held explosives detection Gamma and neutron detection of radioactive and nuclear material	Checkpoint inspection at airports, border crossings, stadiums, prisons and government facilities

        Patient Monitoring, Diagnostic Cardiology and Anesthesia Systems.    Our Healthcare division designs, manufactures and markets its products globally to end users primarily under the "Spacelabs" trade name.

        Spacelabs products include patient monitors for use in perioperative, critical care and emergency care environments with neonatal, pediatric and adult patients. Our patient monitoring systems comprise monitors and central nursing stations connected via hardwired or wireless networks, as well as stand-alone monitors where the patient data can be transported physically from one monitor to another as the patient is moved. This enables hospital staff to access patient data where and when it is required. In addition, these products are designed with an "open architecture" to interact with hospital information systems. Many of these products allow clinicians to view and control various software applications on the patient monitor's display, eliminating the need for separate computer terminals in the patient's room. Attending nurses can check laboratory results and other reports, enter orders, review protocols and complete medical charting at the patient's bedside.

        For electrocardiograph monitoring or multiparameter monitoring of ambulatory patients, we offer a digital telemetry system. The system operates in government-protected bands, not used for private land mobile radio, business radio services or broadcast analog and digital television. In April 2011, we introduced the XPREZZON™ patient monitor. It incorporates a high-resolution display to provide crisp and visually rich patient information that can be accessed with a single touch, all designed to enhance patient care and ease of use. XPREZZON is the first patient monitor sensitive to a patient's need for a good night's rest. It dims the display in low ambient light. It also delivers patient information to mobile devices, allowing clinicians to monitor their patients anywhere they have mobile access. In June 2012, we added an additional new monitor to the product line, the qube™ compact monitor. The qube provides all the clinical capability of the XPREZZON monitor in a compact and lightweight solution with a long operating battery. The qube can be used in both bedside and transport applications. We received FDA clearance in June 2012 for a new telemetry transmitter, the AriaTele™. The AriaTele is a feature rich telemetry transmitter that is lightweight, comfortable to wear and fully waterproof. It provides a color screen to display ECG and SpO2 signal quality, heart rate, pulse rate and oxygen saturation level, providing immediate feedback to the caregiver.

        Our Healthcare division also develops cardiac diagnostic systems, including Holter analyzers and recorders. Our Pathfinder SLHolter analyzer offers users interactive control with advanced diagnostic parameters. Our evoHolter recorders provide low cost of ownership through, for example, the elimination of disposable batteries, memory cards with no moving parts to maintain and other advances. Our Lifecard CF Aria recorders are worn by patients for up to seven days in order to capture heart arrhythmias that may occur in a patient only a few times per week. Patients that may be experiencing even less frequent heart arrhythmias wear our CardioCall product, which stays with the patient over several weeks and transmits its findings over the phone to a receiving station in the hospital.

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

        We also provide the Sentinel Cardiology Information Management System, which integrates data from Spacelabs-branded products into a central enterprise wide database system that can be accessed by care providers and medical facility administrators thereby providing enhanced workflow and efficiencies.

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

        In March 2012, we received FDA clearance for the ARKON Anesthesia System. This is a new high-performance anesthesia delivery system that offers functionality, comfort and control. This anesthesia delivery system can be expanded to enable a wide-angle view of the clinical setting so the clinician can face the patient, as well as other clinical advancements.

        The following table sets forth a description of the more significant healthcare products that we currently offer:

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	MARKET SEGMENT
Patient Monitoring and Connectivity	XPREZZON qube Ultraview SL Intesys Clinical Suite G2 ICS Xprezz élance AriaTele	All hospital care areas, outpatient surgery centers and physician offices

Diagnostic Cardiology	Ambulatory blood pressure monitors Pathfinder SL CardioCall Lifecard evo CardioExpress ECG machines CardioDirect Stress Testing Systems Sentinel Cardiology Data Management	All hospital cardiology care areas and physician offices

Anesthesia Delivery and Ventilation	ARKON Blease 700 and 900 series ventilators BleaseSirius BleaseSirius EFM BleaseDatum Vaporizer BleaseFocus BleaseGenius	Ambulatory surgery centers and operating rooms

        Optoelectronic Devices and Manufacturing Services.    Optoelectronic devices generally consist of both active and passive components. Active components sense light of varying wavelengths and convert the light detected into electronic signals, whereas passive components amplify, separate or reflect light. The active components we manufacture consist of silicon, gallium arsenide and indium gallium arsenide photodetectors and light sources. Passive components include lenses, prisms, filters, mirrors and other precision optical products that are used by us in the manufacture of our optoelectronic products or are sold to third parties for use in telescopes, laser printers, copiers, microscopes and other detection and vision equipment. The devices we manufacture are both standard products and products customized for specific applications and are offered either as components or as subsystems. Our optoelectronic products and services are provided primarily under the "OSI Optoelectronics" trade name.

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

        We also provide electronics design and manufacturing services both in North America and in the Asia Pacific region with enhanced, RoHS-compliant, printed circuit board and cable and harness assemblies and box-build manufacturing services utilizing state-of-the-art automated surface mount technology lines. We offer electronics manufacturing services to original equipment manufacturers for medical, automotive, defense, aerospace and industrial applications that do not utilize optoelectronic devices. Our electronics manufacturing services are provided primarily under the "OSI Electronics" trade name.

        We develop, manufacture and sell laser-based remote sensing devices that are used to detect and classify vehicles in toll and traffic management systems under the "OSI Laserscan" trade name and blood pressure cuffs and unifusors for drug delivery applications under the "Statcorp Medical" trade name. We also manufacture and sell passive optical components under the "Ferson Technologies" trade name. We offer solid-state laser products for aerospace, defense, telecommunication and medical applications under the "OSI LaserDiode" trade name.

        The following table sets forth a description of the more significant standard optoelectronics products that we currently offer. We also customize our standard products to suit specific applications and customer requirements.

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	MARKET SEGMENT
Optoelectronic Components and Instruments	Photodiodes and Avalanche Photodetectors
UV and X-ray Linear and 2-D Arrays
Position Sensitive Devices
Optical Switches
Silicon and InGaAsPhotodetectors
Passive Optical Components
Solid State Laser Diodes
	Laser Scanners (AS600 through AS800 Series)	Medical devices and instrumentation, blood chemistry, optical instrumentation, bar code readers, security and inspection equipment, laser range finders, laser guided munitions, weapon simulation systems, navigation sensors, telecommunication products, lenses, filters and toll and traffic management systems

Medical Devices and Accessories	Oximetry Sensors and Accessories Blood Pressure Cuffs Fluid Delivery Unifusors	Medical devices and instrumentation

Markets, Customers and Applications

        Security and Inspection Products.    Most security and inspection products were developed in response to civilian airline hijackings. Consequently, a significant portion of our security and inspection products have been and continue to be sold for use at airports. Our security and inspection products are also used for security purposes at locations in addition to airports, such as border crossings, shipping ports, military and other government installations, freight forwarding facilities, high-profile locations such as Buckingham Palace, the Kremlin and the Vatican and for high-profile events such as the Olympic Games and World Cup Finals. Furthermore, as terrorist attacks continue to occur, overall transportation and travel industry demands have increased, resulting in heightened attention for our security and inspection products. We also provide turnkey security screening solutions, which can include the construction, staffing and long-term operation of security screening locations for our customers.

        Our customers include, among many others, the U.S. Transportation Security Administration, U.S. Customs and Border Protection, U.S. Department of Defense and Federal Bureau of Prisons in the United States, as well as the London Organising Committee of the Olympic Games and Paralympic Games, Her Majesty's Revenue and Customs and Manchester Airport Group in the United Kingdom, the Servicio de AdministraciónTributaria in México, Chek Lap Kok Airport in Hong Kong, Ben Gurion International Airport in Israel, the Malaysian Airport Board in Malaysia and the Port Authority of San Juan, Puerto Rico.

        Patient Monitoring, Diagnostic Cardiology and Anesthesia Systems.    Our patient monitoring, diagnostic cardiology and anesthesia systems are manufactured and distributed globally for use in critical care, emergency and perioperative areas within hospitals as well as physicians' offices, medical clinics and ambulatory surgery centers. We also provide wired and wireless networks and clinical information access solutions and ambulatory blood pressure monitors.

        We have sold these products to organizations such as Eisenhower Medical Center in Rancho Mirage, California, Spartanburg Regional Medical Center in Spartanburg, South Carolina, LSU Medical Center in

Shreveport, Louisiana, Schüchtermannklinik in Germany, LKW Villach in Austria and Universitätsspital Zürich in Switzerland, among many other organizations. We have also sold the products through various group purchasing organizations, including Novation, Inc. and MedAssets Supply Chain Systems, LLC, among others.

        Optoelectronic Devices and Electronics Manufacturing Services.    Our optoelectronic devices and the electronics we manufacture are used in a broad range of products by a variety of customers. For example, they are utilized by customers in the following market segments: defense, aerospace and avionics; analytical and medical imaging; healthcare; telecommunications; homeland security; office automation; toll and traffic management; and automotive diagnostic systems. Major customers in these segments include ITT Corporation, Raytheon, Honeywell, FLIR Systems, Gilardoni, Covidien, Smiths Medical, Conmed Corporation, Inogen, Beckman Coulter, JDS Uniphase, Lockheed Martin, United Technologies, Northrop Grumman, Wincor and Bosch (Vetronix), among others.

Marketing, Sales and Service

        We market and sell our security and inspection products and turnkey security screening solutions globally through a direct sales and marketing staff located in North America, Europe, Asia and Australia, in addition to an expansive global network of independent distributors. This sales staff is supported by a service organization located primarily in North America, Latin America, Europe and Asia, as well as a global network of independent distributors. We also support these sales and customer relations efforts by providing operator training, computerized training and testing equipment, in-country service support, software upgrades and service training for customer technicians.

        We market and sell our patient monitoring, diagnostic cardiology and anesthesia systems globally through a direct sales and marketing staff located in North America, Europe and Asia, in addition to a global network of independent distributors. We also support these sales and customer service efforts by providing operator in-service training, software updates and upgrades and service training for customer biomedical staff and distributors.

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

        We consider our maintenance service operations to be an important element of our business. After the expiration of our standard product warranty periods, we are sometimes engaged by our customers to provide maintenance services for our security and inspection products through annual maintenance contracts. In addition, we believe that our expertise in installing, maintaining and operating our security inspection products is an important factor for customers that are considering engaging us to provide turnkey security screening solutions. We provide a variety of service and support options for our patient monitoring, diagnostic cardiology and anesthesia systems customers, including complete hospital on-site repair and maintenance service and telephone support, parts exchange programs for customers with the internal expertise to perform a portion of their own service needs and a depot repair center at our main headquarters. We believe that our international maintenance service capabilities allow us to be competitive in selling our security and inspection systems as well as our patient monitoring, diagnostic cardiology and anesthesia systems. Furthermore, we believe that as the installed base of both our security and inspection systems and patient monitoring, diagnostic cardiology and anesthesia systems increases, revenues generated from such annual maintenance service contracts and from the sale of replacement parts will increase.

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

        In addition to close collaboration with our customers in the design and development of our current products, we maintain an active program for the development and introduction of new products, enhancements and improvements to our existing products, including the implementation of new applications of our technology. We seek to further enhance our research and development program and consider such program to be an important element of our business and operations. As of June 30, 2012, we engaged approximately 445 full-time engineers, technicians and support staff. Our research and development expenses were $38.6 million in fiscal 2010, $45.5 million in fiscal 2011 and $49.6 million in fiscal 2012. We intend to continue to invest in our research and development efforts in the future.

Manufacturing and Materials

        We currently manufacture our security and inspection systems domestically in California and North Carolina, and internationally in Malaysia and the United Kingdom. We currently manufacture our patient monitoring, diagnostic cardiology and anesthesia systems domestically in Washington and internationally in China. We currently manufacture our optoelectronic devices and provide electronics manufacturing services domestically in California, Massachusetts, Mississippi, New Jersey and Florida, and internationally in India, Indonesia, Malaysia and Singapore. Most of our high volume, labor intensive manufacturing and assembly activities are performed at our facilities in India, Indonesia and Malaysia. Since most of our customers are located in the United States, Europe and Asia, our ability to manufacture products in these markets and provide follow-on service from offices located in these regions is an important component of our global strategy.

        Our global manufacturing organization has expertise in optoelectronic, microelectronic and integrated electronics for commercial, medical, aerospace and defense industry applications. Our manufacturing includes silicon wafer processing and fabrication, optoelectronic device assembly and screening, thin and thick film microelectronic hybrid assemblies, surface mounted and thru-hole printed circuit board electronic assemblies and electronics services, including complete turnkey and box-build manufacturing. We outsource certain manufacturing operations, including certain sheet metal fabrication and plastic components. The manufacturing process for components and subsystems consists of manual tasks performed by skilled technicians as well as automated tasks.

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

        The principal raw materials and subcomponents used in producing our patient monitoring, diagnostic cardiology and anesthesia systems consist of printed circuit boards, housings, mechanical assemblies, pneumatic devices, touch screens, medical grade displays, cables, filters and packaging materials. We purchase certain devices, including computers, peripheral accessories and remote displays from unaffiliated third party providers.

        The principal raw materials and subcomponents used in producing our optoelectronic devices and electronic subsystems consist of silicon wafers, electronic components, light emitting diodes, scintillation crystals, passive optical components, printed circuit boards and packaging materials. The silicon-based optoelectronic devices manufactured by us are critical components in most of our products and subsystems. We purchase silicon wafers and other electronic components from unaffiliated third party providers.

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

Trademarks and Tradenames, Patents, and Licenses

        Trademarks and Tradenames.    We have used, registered and applied to register certain trademarks and service marks to distinguish our products, technologies and services from those of our competitors in the United States and in foreign countries. We enforce our trademark, service mark and trade name rights in the United States and abroad.

        Patents.    We hold a number of U.S. and foreign patents relating to various aspects of our security and inspection products, patient monitoring, diagnostic cardiology and anesthesia systems and optoelectronic devices and subsystems. Our current patents will expire at various times between 2012 and 2031. However, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

        Licenses.    Our Security, Healthcare and Optoelectronics and Manufacturing divisions have each entered into a variety of license arrangements under which certain third parties are permitted to manufacture, market, and/or sell a limited number of the products that we offer and/or to service various types of software, data, equipment, components and enhancements to our own proprietary technology.

        We believe that our trademarks and tradenames, patents and licenses are important to our business. The loss of some of our trademarks, patents or licenses might have a negative impact on our financial results and operations. Nevertheless, with the exception of the loss of either the Spacelabs® or Rapiscan® trademarks, the impact of the loss of any single trademark, patent or license would not likely have a material adverse effect on our business. We consider the Spacelabs® trademark an important asset and have registered it in approximately forty countries. In addition, we have instituted a registration program for the Rapiscan® trademark.

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

        We are also subject to regulation in the foreign countries in which we manufacture and market our patient monitoring, diagnostic cardiology and anesthesia systems. For example, the commercialization of medical devices in the European Union is regulated under a system that presently requires all medical devices sold in the European Union to bear the CE mark—an international symbol of adherence to quality assurance standards. Our manufacturing facilities in Hawthorne, California; Issaquah, Washington; Johor Bahru, Malaysia; Batam, Indonesia; Hyderabad, India; Jacksonville, Florida; and Suzhou, China are all certified to the International Organization for Standardization's ISO 13485 standard for medical device quality management systems. Our Hawthorne, California and Issaquah, Washington facilities are also certified to the requirements of Annex II, section 3 of the Directive 93/42 1EEC on Medical Devices, which allows them to self-certify that manufactured products can bear the CE mark.

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

        Government and private sector initiatives to limit the growth of healthcare costs, including price regulation and competitive pricing, coverage and payment policies, comparative effectiveness therapies, technology assessments and managed care arrangements, are continuing in many countries where we do business, including the United

States, Europe and Asia. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. These various initiatives have created increased price sensitivity over healthcare products generally and may impact demand for our products and technologies.

        Healthcare cost containment efforts have also prompted domestic hospitals and other customers of medical devices to consolidate into larger purchasing groups to enhance purchasing power, and this trend is expected to continue. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are larger, more complex and tend to involve more long-term contracts than in the past. These larger customers, due to their enhanced purchasing power, may attempt to increase the pressure on product pricing.

        In 2010, significant reforms to the healthcare system were adopted as law in the United States. Among other things, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices beginning in 2013. The excise tax will increase our operating expenses. Because many parts of the 2010 healthcare law remain subject to implementation later this year, the long-term impact on us is uncertain. The new law or any future legislation could impact the demand for our products or the prices at which we sell our products.

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

        We conduct appropriate environmental investigations at our properties in the United States at which we manufacture products. These investigations address matters related to current and former occupants and operations, historical land use, and regulatory oversight and status of associated properties and/or operations (including surrounding properties). The purpose of each study is to identify, as of the date of such report, potential areas of environmental concern related to past and present activities or from nearby operations. The scope and extent of each investigation is dependent upon the size and complexity of the property and/or operation and on recommendations by independent environmental consultants.

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

Competition

        The markets in which we operate are highly competitive and characterized by evolving customer needs and rapid technological change. We compete with a number of other manufacturers, some of which have significantly greater financial, technical and marketing resources than we have. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements, may have stronger customer relationships, may have greater name recognition and may devote greater resources to the development, promotion and sale of their products than we do. As a result, we may not be able to compete successfully against designers and manufacturers of specialized electronic systems and components or within the markets for security and inspection systems, patient monitoring, diagnostic cardiology and anesthesia systems or optoelectronic devices. Future competitive pressures may materially and adversely affect our business, financial condition and results of operations.

        In the security and inspection market, competition is based primarily on factors such as product performance, functionality and quality, the overall cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence and breadth of sales and service organization. We believe that our principal competitors in the market for security and inspection products are Smiths Detection; L-3 Communications—Security and Detection Systems division; American Science and Engineering; Morpho Detection; SAIC; CEIA and Nuctech. Competition could result in price reductions, reduced margins and loss of market share. Although our competitors offer products in competition with one or more of our products, we can supply a variety of system types and offer among the widest array of solutions available from a single supplier. This variety of technologies also permits us to offer unique hybrid systems to our customers that utilize two or more of these technologies, thereby optimizing flexibility, performance and cost to meet the customer's unique application requirements.

        In the patient monitoring, diagnostic cardiology and anesthesia systems delivery market, competition is also based on a variety of factors including product performance, functionality, value and breadth of sales and service organization. We believe that our principal competitors in the market for patient monitoring, diagnostic cardiology and anesthesia systems are Philips Healthcare; GE Healthcare; Mindray Medical; Mortara Instrument; Dräger Medical; Nihon Kohden; Penlon and Maquet. Competition could result in price reductions, reduced margins and loss of our market share. We believe that our patient monitoring products are easier to use than the products of many of our competitors because we offer a consistent user interface throughout many of our product lines. We also believe that the capability of our monitoring systems to connect together, and to the hospital IT infrastructure, is a key competitive advantage. Finally, while some of our competitors are also beginning to introduce portal technology, which allows remote access to data from the bedside monitor, central station or other point of care, we believe that our competing technologies are superior in bringing instant access to labs, radiology and charting at the point of care. Although we have established relationships with a number of large hospitals, we may not be able to successfully compete in the future with existing competitors or with new entrants.

        In the markets in which we compete to provide optoelectronic devices and electronics manufacturing services, competition is based primarily on such factors as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and the ability to provide fully integrated services from application development and design through production. We believe that our major competitors in the optoelectronic device market are Excelitas Technologies, Hamamatsu and First Sensor. Because we specialize in custom subsystems requiring a high degree of engineering expertise, we believe that we generally do not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components. Competition in the extensive electronic manufacturing services market ranges from multinational corporations with sales in excess of several billions of dollars, to large regional competitors and to small local assembly companies. In our experience, the original equipment manufacturers to whom we provide such services prefer to engage companies that offer both local and lower-cost off-shore facilities. As a result, our primary domestic competition for these services is located in Southern California and in New England, where our U.S. facilities are also located. Such competition includes CTS; Stellar Microelectronics; Senior Systems Technology;

Celestica; Benchmark Electronics; Plexus and Jabil, among others. In addition, our high-volume, low-cost contract manufacturing locations in Southeast Asia compete with other manufacturers in the same region.

Backlog

        We measure our backlog as orders for which purchase orders or contracts have been signed, but which have not yet been shipped and for which revenues have not yet been recognized.

        We ship most of our baggage and parcel inspection, hold (checked) baggage screening, people screening, patient monitoring, diagnostic cardiology and anesthesia systems and optoelectronic devices and value-added subsystems within one to several months after receiving an order. However, such shipments may be delayed for a variety of reasons, including any special design or requirements of the customer. In addition, large orders of security and inspection products typically require greater lead-times. Further, we provide turnkey screening services to certain customers for which we may recognize revenue over multi-year periods.

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

        As of June 30, 2012, our consolidated backlog totaled approximately $1.1 billion, compared to approximately $0.3 billion as of June 30, 2011 and approximately $0.2 billion at June 30, 2010. Sales orders underlying our backlog are firm orders; although, from time to time we may agree to permit a customer to cancel an order or an order may be cancelled for other reasons. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and cannot be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

        As of June 30, 2012, we employed approximately 3,900 people, of whom 2,145 were employed in manufacturing, 445 were employed in engineering or research and development, 386 were employed in administration, 383 were employed in sales and marketing and 539 were employed in service capacities. Of the total employees, approximately 1,533 were employed in the Americas, 1,957 were employed in Asia and 408 were employed in Europe. Many of our employees in Europe have statutory collective bargaining rights. We have never experienced a work stoppage or strike, and management believes that our relations with our employees are good.

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

        Our Internet address is: http://www.osi-systems.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the Securities and Exchange Commission. We make available, free of charge through our internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and reports filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. Also available on our website free of charge are our Corporate Governance Guidelines, the Charters of our Nominating and Governance, Audit, Compensation and Executive Committees of our Board of Directors and our Code of Ethics and Conduct (which applies to all Directors and employees, including our principal executive officer, principal financial officer and principal accounting officer). A copy of this annual report on Form 10-K is available without charge upon written request addressed to: c/o Secretary, OSI Systems, Inc., 12525 Chadron Avenue, Hawthorne, CA 90250 or by calling telephone number (310) 978-0516.

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

             We face aggressive competition in each of our operating divisions. If we do not compete effectively, our business will be harmed.

        We encounter aggressive competition from numerous competitors in each of our divisions. In the security and inspection and patient monitoring, diagnostic cardiology and anesthesia systems markets, competition is based primarily on such factors as product performance, functionality and quality, cost, prior customer relationships, technological capabilities of the product, price, certification by government authorities, local market presence and breadth of sales and service organization. In the optoelectronic devices and electronics manufacturing markets, competition is based primarily on factors such as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and on the ability to provide fully-integrated services from application development and design through volume subsystem production. We may not be able to compete effectively with all of our competitors. To remain competitive, we must develop new products and enhance our existing products and services in a timely manner. We anticipate that we may have to adjust the prices of many of our products to stay competitive. In addition, new competitors may emerge and entire product lines or service offerings may be threatened by new technologies or market trends that reduce the value of these product lines or service offerings.

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

        Furthermore, security inspection by technological means is circumstance and application-specific. Our security and inspection systems are not designed to work under all circumstances and can malfunction.

        We also offer turnkey security screening solutions under which we perform certain of the security screening tasks that have historically been performed by our customers. Such tasks include: design, layout and construction of the security checkpoint where the inspection equipment is located; selection of the security equipment to be used at the checkpoint; selection, training and management of the personnel operating the checkpoint; operation of the security screening equipment ; interpretation of the images and other signals produced by the security screening equipment; maintenance and security of the checkpoint as well as other related services. Such projects expose us to certain professional liability risks that are inherent in performing security inspection services (in live checkpoint environments and over extended periods of time) for the purpose of assisting our customers in the detection of contraband items, including items that could be used in performing terrorist acts or other crimes. If a contraband item were to pass through the checkpoint and be used to perform a terrorist act or other crime, we could become the subject of significant professional liability claims.

        In addition, there are also many other factors beyond our control that could lead to liability claims should an act of terrorism occur. The 1993 World Trade Center bombing, the September 11, 2001 attacks, subsequent attacks in other locations worldwide and the potential for future attacks, have caused commercial insurance for such threats to become extremely difficult to obtain. Although we have been able to obtain insurance coverage, it is likely that, should we be found liable following a major act of terrorism, the insurance we currently have in place would not fully cover the claims for damages.

             The Support Anti-terrorism by Fostering Effective Technologies Act of 2002 (SAFETY Act) may not shield us against all legal claims we may face following an act of terrorism.

        The SAFETY Act provides important legal liability protections for providers of qualified anti-terrorism products and services. Under the SAFETY Act, providers, such as our Security division, may apply to the U.S. Department of Homeland Security for coverage of the products and services. If granted coverage, such providers would receive certain legal protections against product liability, professional liability and certain other claims that could arise following an act of terrorism.

        We have applied to the U.S. Department of Homeland Security for many of the products and services offered by our Security division but we do not enjoy coverage (or the highest level of coverage) for every product line, model number and service offering that our Security division provides. In addition, the terms of the SAFETY Act coverage decisions awarded to us by the U.S. Department of Homeland Security contain conditions and requirements that we may not (or may not be able to) continue to satisfy in the future.

        In the future, if we fail to maintain the coverage that we currently enjoy or fail to timely apply for coverage for new products and services as we introduce them, or if the U.S. Department of Homeland Security limits the scope of any coverage previously awarded to us, denies us coverage or continued coverage for a particular product, product line or service offering, or delays in making decisions about whether to grant us coverage, we may become exposed to legal claims that the SAFETY Act was otherwise designed to prevent.

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

        The development, manufacturing and sale of medical devices expose us to significant risk of product liability claims, product recalls and, sometimes, product failure claims. We face an inherent business risk of financial exposure to product liability claims if the use of our medical devices results in personal injury or death. Substantial product liability litigation currently exists within the medical device industry. Some of our patient monitoring, diagnostic cardiology and anesthesia systems products may become subject to product liability claims and/or product recalls. Future product liability claims and/or product recall costs may exceed the limits of our insurance coverages or such insurance may not continue to be available to us on commercially reasonable terms, or at all. In addition, a significant product liability claim or product recall could significantly damage our reputation for producing safe, reliable and effective products, making it more difficult for us to market and sell our products in the future. Consequently, a product liability claim, product recall or other claim could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

             The loss of certain of our customers could have a negative effect on our reputation and could have a material adverse effect on our business, financial condition and results of operations.

        We sell many of our products to prominent, well-respected institutions, including agencies and departments of the U.S. Government, state and local governments, foreign governments, renowned hospitals and hospital networks, and large military-defense and space-industry contractors. Many of these larger customers spend considerable resources testing and evaluating our products and our design and manufacturing processes and services. Some of our smaller customers know this and rely on this as an indication of the high-quality and reliability of our products and services. As a result, part of our reputation and success depends on our ability to continue to sell to larger institutions that are known for demanding high standards of excellence. The loss or termination of a contract by such an institution, even if for reasons unrelated to the quality of our products or services, could therefore have a more wide-spread and potentially material adverse effect on our business, financial condition and results of operations.

        Further, we are generating increasing revenues from certain customers, the loss of which could have a material adverse effect on our business. In particular, in January 2012, we entered into a six-year contract with the Mexican government to provide a turnkey security screening solution along the country's borders, and in its ports and airports. This project is expected to provide significant revenues over the life of the contract and will require substantial management and financial resources for capital equipment and infrastructure in anticipation of future revenues and result in substantial cash-flow volatility, particularly over fiscal year 2013. Additionally, another significant contract with the U.S. Army for our performance as a prime contractor and hardware systems integrator, awarded in September 2011, was substantially recognized in fiscal year 2012, further contributing to potential volatility.

             Our revenues are dependent on orders of security and inspection systems, turnkey security screening solutions and patient monitoring, diagnostic cardiology and anesthesia systems, which may have lengthy and unpredictable sales cycles.

        Sales of security and inspection systems and turnkey security screening solutions often depend upon the decision of governmental agencies to upgrade or expand existing airports, border crossing inspection sites, seaport inspection sites, military facilities and other security installations. In the case of turnkey security screening solutions, the commencement of screening operations may be dependent on the approval, by a government agency, of the protocols and procedures that our personnel are to follow during the performance of their activities. Sales outside of the United States of our patient monitoring, diagnostic cardiology and anesthesia systems depend in significant part on the decision of governmental agencies to build new medical facilities or to expand or update existing medical facilities. Accordingly, a significant portion of our sales of security and inspection systems, turnkey security screening solutions and our patient monitoring, diagnostic cardiology and anesthesia systems is often subject to delays associated with the lengthy approval processes. During these approval periods, we expend significant financial and management resources in anticipation of future revenues that may not occur. If we fail to receive such revenues after expending such resources, such failure could have a material adverse effect on our business, financial condition and results of operations.

             Current economic conditions, including the slow pace of recovery from recession in the United States and other parts of the world, as well as further disruptions in the financial markets could result in substantial declines in our revenues, earnings, cash flows and financial condition.

        The worldwide economic slowdown has and could continue to adversely affect our businesses and our profitability. If economic growth continues to remain slow, many customers may continue to delay purchases or reduce purchase quantities. This could result in the reduction in sales of certain of our products, slower adoption of both new technologies and upgrades to existing technologies and could also result in increased price competition. Continued market disruptions and broader economic downturns also increase our exposure to losses from bad debts. Among other effects we have seen during the slowdown, some of our customers, such as hospitals and healthcare systems in Europe and the United States, who rely on the credit markets for access to capital, have and may continue to delay purchases of our products and services until the credit markets recover. If economic or other factors cause financial institutions to fail, we could lose current or potential customers. We cannot predict when the world's credit markets will recover and therefore when this period of delayed and diminished purchasing will end. A prolonged delay could have a material adverse effect on our business, financial condition and results of operations. Any or all of these factors, as well as other consequences of the current economic conditions which cannot currently be anticipated, could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

             We have limited operating experience with our screening solutions business. If we fail to perform on our existing agreements to provide security screening solutions to customers after expending substantial resources, such failure could have a material adverse effect on our business, financial condition and results of operations.

        Although our S2 business has a limited operating history, we have recently entered into significant large-scale agreements to provide turnkey security screening solutions to certain customers. In particular, in January 2012, we entered into a substantial six-year contract with the Mexican government to provide a turnkey security screening solution along the country's borders, and in its ports and airports. The contract is expected to provide significant revenues over the life of the contract. However, this contract requires substantial management and financial resources for capital equipment and infrastructure in anticipation of future revenues, as well as other performance risks. Under the agreement, we were provided an advance of $100 million, however, we are obligated to provide a guarantee until the advance has been earned. If we fail to receive such revenues after expending such resources, such failure could have a material adverse effect on our business, financial condition and results of operations.

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

        Some of our products are used by our customers to develop, test and manufacture their products. We therefore must anticipate industry trends and develop products in advance of the commercialization of our customers(2) products. In developing any new product, we may be required to make a substantial investment before we can determine the commercial viability of the new product. If we fail to accurately foresee our customers(2) needs and future activities, we may invest heavily in research and development of products that do not lead to significant revenues.

             Interruptions in our ability to purchase raw materials and subcomponents may adversely affect our profitability.

        We purchase raw materials and certain subcomponents from third parties. Standard purchase order terms are as long as one year at fixed costs, but we do not have guaranteed long-term supply arrangements with our suppliers. In addition, for certain raw materials and subcomponents that we use, there are a limited number of potential suppliers that we have qualified or that we are currently able to qualify. Consequently, some of the key raw materials and subcomponents that we use are currently available to us only from a single vendor. The reliance on a single qualified vendor could result in delays in delivering products or increases in the cost of manufacturing the affected products. Any material interruption in our ability to purchase necessary raw materials or subcomponents could adversely affect our ability to fulfill customer orders and therefore could ultimately have a material adverse effect on our business, financial condition and results of operations.

             Delays by the construction firms we engage may interfere with our ability to complete projects on time.

        Purchasers of our security and inspection systems and turnkey security screening solutions sometimes require, as a part of our contract, the construction of the facilities that will house our systems and/or operations. Some of these construction projects are significant in size and complexity. We engage qualified construction firms to perform this work. However, if such firms experience delays, if they perform sub-standard work or if we fail to properly monitor the quality of their work or the timeliness of their progress, we may not be able to complete our construction projects on time. In any such circumstance, we could face the imposition of delay penalties and breach of contract claims by our customer. In addition, we could be forced to incur significant expenses to rectify the problems caused by the construction firm. Any material delay caused by our construction firm subcontractors could therefore ultimately have a material adverse effect on our business, financial condition and results of operations.

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

        Integrating acquired businesses has been and will continue to be complex, time consuming and expensive, and can negatively impact the effectiveness of our internal control over financial reporting. The use of debt to fund acquisitions or for other related purposes increases our interest expense and leverage. If we issue equity securities as consideration in an acquisition, current stockholders(2) percentage ownership and earnings per share may be diluted. As a result of these and other risks, we cannot be certain that our previous or future acquisitions will be successful and will not materially adversely affect the conduct, operating results or financial condition of our business.

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

             Economic, political and other risks associated with international sales and operations could adversely affect our financial performance.

        In fiscal 2010, revenues from shipments made to customers outside of the United States accounted for approximately 43% of our revenues. They were 47% in fiscal 2011and 47% in fiscal 2012. Of the revenues generated during fiscal 2012 from shipments made to customers outside of the United States, 27% represented sales made by subsidiaries based in the United States to foreign customers, and the balance represented sales generated by foreign subsidiaries. Since we sell certain of our products worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, and therefore employees, suppliers, real property, capital equipment, cash and other assets are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

  •
  changes in foreign currency exchange rates;

  •
  changes in a country's or region's political or economic conditions, particularly in developing or emerging markets;

  •
  political and economic instability, including the possibility of civil unrest, terrorism, mass violence or armed conflict;

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

             Third parties may claim we are infringing their intellectual property rights, and we could suffer significant litigation or licensing expenses or be prevented from selling products.

        As we introduce any new and potentially promising product, companies possessing competing technologies may be motivated to assert infringement claims in order to delay or diminish potential sales and challenge our right to market such product. In addition, we may find it necessary to initiate litigation in order to protect our patent or other intellectual property rights, and such intellectual property litigation is typically costly and time-consuming. Third parties could also obtain patents that may require us to either redesign products or, if possible, negotiate licenses from such third parties. Adverse determinations in any such litigation could result in significant liabilities to third parties or injunctions, or could require us to seek licenses from third parties, and if such licenses are not available on commercially reasonable terms, prevent us from manufacturing, selling or using certain products, any one of which could have a material adverse effect on us. In addition, some licenses may be non-exclusive, which could provide our competitors access to the same technologies. Under any of these circumstances, we may incur significant expenses.

             Our ongoing success is dependent upon the continued availability of certain key employees.

        We are dependent in our operations on the continued availability of the services of our employees, many of whom are individually key to our current and future success, and the availability of new employees to implement our growth plans. In particular, we are dependent upon the services of Deepak Chopra, our Chairman of the Board of Directors, President and Chief Executive Officer. The market for skilled employees is highly competitive, especially for employees in technical fields. While our compensation programs are intended to attract and retain the employees required for us to be successful, ultimately, we may not be able to retain the services of all of our key employees or a sufficient number to execute on our plans. In addition, we may not be able to continue to attract new employees as required.

             Future legislation or regulatory changes to the healthcare system may affect our ability to sell our products profitably.

        There have been, and we expect there will continue to be, a number of legislative and regulatory proposals to change the healthcare system, and some could involve changes that could significantly affect our business. This legislation will significantly affect the ways in which doctors, hospitals, healthcare systems and health insurance companies are compensated for the services they provide. For example, the 2010 health care reform includes a 2.3% excise tax on United States sales of a wide range of medical devices. The excise tax will become effective in 2013. We expect the excise tax to increase our costs. Although some provisions of the health reform legislation have been implemented, many of the legislative changes contained within the health reform legislation will not be effective or implemented until later this year. It is not clear at this time whether and to what extent this legislation may impact the ability of hospitals and hospital networks to purchase the patient monitoring, diagnostic cardiology and anesthesia systems that we sell or if it will alter market-based incentives that hospitals and hospital networks currently face to continually improve, upgrade and expand their use of such equipment. While this legislation could adversely affect us, at this time we cannot predict the extent of any impact on our business or results of operations.

        Apart from the 2010 health reform law, efforts by governmental and third-party payers to reduce healthcare costs or the announcement of legislative proposals or reforms to implement government controls could cause a reduction in sales or in the selling price of our products, which could adversely affect our business.

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

  •
  product manufacturing;

  •
  supplier substitution;

  •
  product changes;

  •
  process modifications;

  •
  medical device reporting; and

  •
  product sales and distribution.

             Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

        The healthcare industry has been consolidating and organizations such as group purchasing organizations, independent delivery networks, and large single accounts such as the United States Veterans Administration, continue to consolidate purchasing decisions for many of our healthcare provider customers. As a result, transactions with customers are larger, more complex, and tend to involve more long-term contracts. The purchasing power of these larger customers has increased, and may continue to increase, causing downward pressure on product pricing. If we are not one of the providers selected by one of these organizations, we may be precluded from making sales to its members or participants. Even if we are one of the selected providers, we may be at a disadvantage relative to other selected providers that are able to offer volume discounts based on purchases of a broader range of products. Further, we may be required to commit to pricing that has a material adverse effect on our revenues and profit margins, business, financial condition and results of operations. We expect that market demand, governmental regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances, which may exert further downward pressure on the prices of our products and could adversely impact our business, financial condition, and results of operations.

             Technological advances and evolving industry standards could reduce our future product sales, which could cause our revenues to grow more slowly or decline.

        The markets for our products are characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent new product introductions and enhancements. The emergence of new industry standards in related fields may adversely affect the demand for our products. This could happen, for example, if new standards and technologies emerged that were incompatible with customer deployments of our applications. In addition, any products or processes that we develop may become obsolete or uneconomical before we recover any of the expenses incurred in connection with their development. We cannot assure you that we will succeed in developing and marketing product enhancements or new products that respond to technological change, new industry standards, changed customer requirements or competitive products on a timely and cost-effective basis. Additionally, even if we are able to develop new products and product enhancements, we cannot assure you that they will achieve market acceptance.

             We are subject to various environmental regulations which may impose liability on us whether or not we knew of or caused the release of hazardous substances on or in our facilities.

        We are subject to various foreign and U.S. federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling and disposal of certain hazardous substances and wastes used or generated in the manufacturing and assembly of our products. Under such laws, we may become liable for the costs of removal or remediation of certain hazardous substances or wastes that have been or are being disposed of offsite as wastes or that have been or are being released on or in our facilities. Such laws may impose liability without regard to whether we knew of or caused the release of such hazardous substances or wastes. For example, we continue to assess the risks related to U.S. federal, state and local environmental laws related to the soil and groundwater contamination at our Hawthorne, California facility. Any failure by us to comply with present or future regulations could subject us to the imposition of substantial fines, suspension of production, alteration of manufacturing processes, or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

             A failure of a key information technology system, process or site could have a material adverse impact on our ability to conduct business.

        We rely extensively on information technology systems to interact with our employees and our customers. These interactions include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal and tax requirements, and other processes necessary to manage our business. If our systems are damaged or cease to function properly due to any number of causes, ranging from the failures of third-party service providers, to catastrophic events, to power outages, to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may suffer interruptions in our ability to manage operations which may adversely impact our results of operations and/or financial condition.

             Our business and financial results could be negatively affected by cyber or other security threats.

        Information technology is a critically important part of our business operations. Therefore, we may be exposed to cyber and other security threats, including computer viruses, attacks by hackers or physical break-ins. Any electronic or physical break-in or other security breach or compromise may jeopardize security of information stored or transmitted through our information technology systems and networks. This could lead to unauthorized release of confidential or otherwise protected information and corruption of data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. Because of the evolving nature of these security threats, there can be no assurance that our policies, procedures and controls have or will detect or prevent any of these threats and we cannot predict the full impact of any such incident. Occurrence of any of these security threats could adversely affect our business operations and financial results.

             We receive significant amounts of research and development funding for our security and inspection systems from government grants and contracts, but we may not continue to receive comparable levels of funding in the future.

        The U.S. government currently plays an important role in funding the development of certain of our security and inspection systems and sponsoring their deployment at airports, ports, military installations and border crossings. However, in the future, additional research and development funds from the government may not be available to us. If the government fails to continue to sponsor our technologies, we may have to expend more resources on product development or cease development of certain technologies, which could adversely affect our business. In addition, any future grants to our competitors may improve their ability to develop and market competing products and cause our customers to delay purchase decisions, which could harm our ability to market our products.

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

        Our Certificate of Incorporation authorizes our Board of Directors to issue up to 10,000,000 shares of Preferred Stock in one or more series, to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of Preferred Stock, to fix the number of shares constituting any such series and to fix the designation of any such series, without further vote or action by stockholders. The terms of any series of Preferred Stock, which may include economic rights senior to our Common Stock and special voting rights, could adversely affect the rights of the holders of our Common Stock and thereby reduce the value of our Common Stock. The issuance of Preferred Stock, coupled with the concentration of ownership in the directors and executive officers, could discourage certain types of transactions involving an actual or potential change in control of our company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then current prices, could otherwise dilute the rights of holders of Common Stock and may limit the ability of such stockholders to cause or approve transactions which they may deem to be in their best interests, all of which could have a material adverse effect on the market price of our Common Stock.

             Our Certificate of Incorporation limits the liability of our directors, which may limit the remedies we or our stockholders have available.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of June 30, 2012, we owned four facilities. The following table lists these facilities:

Location	Description of Facility	Approximate Square Footage
Hawthorne, California	Corporate headquarters and administrative, manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	88,000
Surrey, England	Manufacturing, engineering, sales and marketing and service for our Security division	59,000
Batam, Indonesia (1)	Manufacturing for our Optoelectronics and Manufacturing division	59,000
Ocean Springs, Mississippi	Manufacturing, engineering, sales and marketing and service for our Security and Optoelectronics and Manufacturing divisions	19,000

(1)
In addition to this facility, our operations include a 21,000 square foot facility in Batam, Indonesia that we lease. This lease expires in 2014.

        As of June 30, 2012, we leased all of our other facilities. The following table lists the principal (i.e., facilities greater than 50,000 square feet) physical properties that we lease:

Location	Description of Facility	Approximate Square Footage	Expiration
Camarillo, California	Manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	60,000	2015
Sunnyvale, California	Manufacturing, engineering, sales and marketing and service for our Security division	62,500	2017
Torrance, California	Manufacturing, engineering, sales and marketing and service for our Security division	91,900	2017
Garner, North Carolina	Manufacturing, engineering, sales and marketing and service for our Security division	68,000	2012
Issaquah, Washington (1)	Manufacturing, engineering, sales and marketing and service for our Healthcare division	202,600	2014
Suzhou, China	Manufacturing, engineering, sales and marketing and service for our Healthcare division	53,000	2017
Hyderabad, India (2)	Manufacturing and engineering for our Security, Healthcare and Optoelectronics and Manufacturing divisions	50,400	2016
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Security division	89,000	2015
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Optoelectronics and Manufacturing division	71,000	2014
Stoke on Trent, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	65,000	2020

(1)
This is comprised of two leases at the same facility. One lease covers a 107,000 square foot building and the other covers a 95,600 square foot building. Both leases expire in 2014.
(2)
This is comprised of three leases, ranging in size between 5,000 square feet and 33,600 square feet, at the same or nearby facilities.

        In May 2012, we entered into a purchase and sale agreement for a new headquarters facility for our Spacelabs division in the Greater Seattle area of Washington. This facility is expected to replace our Issaquah, Washington facility whose lease expires in 2014. We expect to complete the move to the new Spacelabs headquarters facility in fiscal 2013. Pursuant to the purchase and sale agreement, we made a $3.5 million non-refundable deposit and expect to incur a one-time charge in fiscal 2013 for expenses in conjunction with the move, including lease expenses for the Issaquah, Washington facility through lease expiration to the extent we are unable to sublease the facility.

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

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in various claims and legal proceedings arising in the ordinary course of business. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings will not likely have a material adverse effect on our business, financial condition and results of operations. In accordance with accounting standards related to contingencies, we have not accrued for loss contingencies relating to such matters because we believe that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to us, the impact on our business, results of operations, financial condition and/or liquidity could be material.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

        Our Common Stock is traded on The NASDAQ Global Market under the symbol "OSIS."

        The following table sets forth the high and low sale prices of a share of our Common Stock as reported by The NASDAQ Global Market on a quarterly basis for fiscal 2011 and 2012. The prices shown reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2011:	High	Low
Quarter ended September 30, 2010	$36.70	$25.26
Quarter ended December 31, 2010	$38.98	$32.65
Quarter ended March 31, 2011	$39.99	$33.33
Quarter ended June 30, 2011	$43.18	$34.08

2012:	High	Low
Quarter ended September 30, 2011	$45.28	$31.92
Quarter ended December 31, 2011	$49.89	$31.00
Quarter ended March 31, 2012	$64.08	$48.27
Quarter ended June 30, 2012	$68.00	$57.00

        As of August 7, 2012, there were approximately 180 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in "street" name.

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

Issuer Purchases of Equity Securities

        Our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to 3,000,000 shares of our Common Stock. This program does not have an expiration date. Upon repurchase, the shares are restored to the status of authorized but unissued and we record them as a reduction in the number of shares of Common Stock issued and outstanding in our Consolidated Financial Statements.

        The following table presents the shares acquired during the quarter ended June 30, 2012:

Period	Total number of shares (or units) purchased		Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2012 to April 30, 2012	—		$—	—	627,409
May 1, 2012 to May 31, 2012	2,615	(1)	$66.31	400	627,009
June 1, 2012 to June 30, 2012	41,237		$62.03	41,237	585,772

(1)
In May 2012, a total of 2,215 shares were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.
(2)
In March 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares. In September 2004, our Board of Directors authorized an additional 1,000,000 shares for repurchase pursuant to this program.

Equity Compensation Plans

        The following table provides information concerning our equity compensation plans as of June 30, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	1,059,397	$23.01	1,090,876
Equity participation plans not approved by security holders	—	N/A	—

Total	1,059,397	$23.01	1,090,876

(1)
Includes shares of our Common Stock issuable upon exercise of options under our 2006 Equity Participation Plan.
(2)
Of the 1,090,876 securities remaining available for future issuance under our 2006 Equity Participation Plan, 604,167 shares are available to be issued as restricted stock.

Performance Graph

        The graph below compares the cumulative total stockholder return for the period beginning on the market close on the last trading day before the beginning our fifth preceding fiscal year through and including the end of our last completed fiscal year with (a) The NASDAQ Composite Index and (b) a peer group of publicly-traded issuers with which we have generally competed.

        The peer group includes the following companies: American Science & Engineering (AMEX Symbol: ASE) and Analogic Corporation (NASDAQ Symbol: ALOG).

        The graph assumes that $100.00 was invested on June 30, 2007 in (a) our Common Stock, (b) The NASDAQ Composite Index and (c) the companies comprising the peer group described above (weighted according to each respective issuer's stock market capitalization at the beginning of each period for which a return is indicated). The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2007 through June 2012
Among OSI Systems, Inc.
The NASDAQ Composite Index and a Peer Group

        The following table provides the same information in tabular form as of June 30:

	2007	2008	2009	2010	2011	2012
OSI Systems, Inc.	$100.00	$78.32	$76.23	$101.54	$157.22	$231.59
The NASDAQ Composite Index	100.00	84.54	73.03	82.88	110.33	115.30
Peer Group	100.00	88.23	75.80	88.91	98.78	93.27

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2012, and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of June 30, 2011 and 2012, and for each of the years in the three-year period ended June 30, 2012, are included elsewhere in this report. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Year Ended June 30,
	2008	2009	2010	2011	2012
	(in thousands, except earnings per share data)
Consolidated Statements of Operations Data (1):
Revenues	$623,088	$590,361	$595,111	$656,100	$792,990
Cost of goods sold	404,049	388,910	377,077	416,834	524,348

Gross profit	219,039	201,451	218,034	239,266	268,642
Operating expenses:
Selling, general and administrative	150,082	137,985	139,830	142,633	151,746
Research and development	45,361	36,862	38,577	45,448	49,565
Restructuring and other charges	4,688	7,123	2,859	3,424	1,391

Total operating expenses	200,131	181,970	181,266	191,505	202,702

Income from operations	18,908	19,481	36,768	47,761	65,940
Interest expense and other income, net	4,469	2,936	1,772	1,026	3,957

Income before income taxes	14,439	16,545	34,996	46,735	61,983
Provision for income taxes	579	5,393	11,439	13,313	16,435

Net income	$13,860	$11,152	$23,557	$33,422	$45,548

Net income available to common stockholders—diluted	$13,860	$11,152	$23,557	$33,422	$45,548

Basic earnings per common share	$0.80	$0.64	$1.32	$1.77	$2.31

Diluted earnings per common share	$0.78	$0.63	$1.28	$1.71	$2.24

Weighted average shares outstanding—diluted	17,735	17,596	18,389	19,548	20,330

	Year Ended June 30,
	2008	2009	2010	2011	2012
	(in thousands)
Consolidated Balance Sheet Data (1):
Cash and cash equivalents	$18,232	$25,172	$51,989	$55,619	$91,452
Working capital	194,958	187,608	204,607	244,305	322,464
Total assets	507,641	474,828	513,114	584,916	749,896
Long-term debt	49,091	39,803	23,366	2,756	2,467
Total debt	74,341	52,360	36,109	2,977	2,682
Total stockholders' equity	278,021	276,000	313,710	384,800	434,119

(1)
Results of operations for fiscal years 2008 through 2012, and our financial position as of June 30, 2008, 2009, 2010, 2011 and 2012 incorporate the effect of several acquisitions.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (a) Security, providing security and inspection systems and turnkey security screening solutions; (b) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for our Security and Healthcare divisions, as well as to third parties for applications in the defense and aerospace markets, among others.

        Security Division.    Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. and foreign government agencies, and provide turnkey security screening solutions. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 49% of our total consolidated revenues for fiscal 2012.

        Healthcare Division.    Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient's bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 30% of our total consolidated revenues for fiscal 2012.

        Optoelectronics and Manufacturing Division.    Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems and renewable energy. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. Revenues from our Optoelectronics and Manufacturing division accounted for approximately 21% of our total consolidated revenues for fiscal 2012.

  Consolidated Results

        Fiscal 2012 Compared with Fiscal 2011.    We reported consolidated operating profit of $65.9 million for fiscal 2012, an $18.1 million or 38% improvement over the $47.8 million operating profit reported for fiscal 2011. This improved profitability was driven primarily by a 21% increase in sales, which resulted in a $29.3 million increase in gross profit and a $2.0 million reduction in restructuring and other charges. These increases were partially offset by a $9.1 million, or 6%, increase in selling, general and administrative (SG&A) expenses to support the sales growth and by a $4.1 million, or 9%, increase in research and development (R&D) expenses in support of new product development. Included in the incremental SG&A are $4.3 million of start-up costs related to a large turnkey screening solution agreement expected to commence operations in fiscal 2013.

        Fiscal 2011 Compared with Fiscal 2010.    We reported consolidated operating profit of $47.8 million for fiscal 2011, a 30% improvement over the $36.8 million operating profit reported for fiscal 2010. This improved profitability was driven primarily by a $21.3 million improvement in gross profit as a result of a 10% increase in sales. This increase in gross profit was partially offset by a $2.8 million, or 2%, increase in SG&A to support sales growth and by a $6.9 million, or 18%, increase in R&D expenses in support of new product development.

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

        We recognize revenues from separate service maintenance contracts ratably over the term of the contracts. For services that are not derived from specific maintenance contracts, we recognize service revenues as we perform the services. Deferred revenue for such services arises from payments received from customers for services not yet performed. We record billed shipping and handling fees as revenue and the associated costs as cost of goods sold.

        On occasion, we receive advances from customers that are amortized against future customer payments pursuant to the underlying agreements. Such advances are classified in the Consolidated Balance Sheets as either a current or long-term liability dependent upon when we estimate the corresponding amortization to occur.

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

        Property and Equipment.    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of the useful life of the asset or the lease term. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense.

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

        Impairment of Long-Lived Assets.    Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill is allocated to our segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is annually tested for impairment during our second quarter and more often if there is an indicator of impairment. Intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite.

        We assess qualitative factors of each of our reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such assessments indicated that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill. Thus, we have determined that it is not necessary to proceed with the two-step goodwill impairment test. There was no goodwill impairment for each of three fiscal years ended June 30, 2012.We evaluate long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment does exist, we measure the impairment loss and record it based on the discounted estimate of future cash flows. In estimating future cash flows, we group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other asset groups. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors.

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

        The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite vesting period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our Common Stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise. We estimate the fair value of restricted stock awards on the date of the grant using the market price of our Common Stock on that date. In addition, we are required to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, stock-based compensation expense could differ significantly from the amounts we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as necessary. We recognize the cumulative effect on current and prior periods change in the estimated forfeiture rate as compensation cost in earnings in the period of the revision. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially in the future. Certain shares of restricted stock granted to senior management vest based upon the achievement of pre-established performance goals. See Note 7 to the Consolidated Financial Statements for a further discussion of stock-based compensation.

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

Net Revenues

        The table below and the discussion that follows are based upon the way we analyze our business. See Note 13 to the Consolidated Financial Statements for additional information about business segments.

	2010	% of Net Sales	2011	% of Net Sales	2012	% of Net Sales	2010-2011 % Change	2011-2012 % Change
	(Dollars in millions)
Security	$251.5	42%	$294.7	45%	$391.8	49%	17%	33%
Healthcare	206.6	35%	215.0	33%	235.6	30%	4%	10%
Optoelectronics / Manufacturing	171.2	29%	192.9	29%	210.8	27%	13%	9%
Elimination of Intersegment Revenue	(34.2)	(6)%	(46.5)	(7)%	(45.2)	(6)%	36%	3%

Total Sales	$595.1		$656.1		$793.0		10%	21%

        Fiscal 2012 Compared with Fiscal 2011.    Net revenues for fiscal 2012 increased $136.9 million, or 21%, to $793.0 million from $656.1 million for fiscal 2011.

        Revenues for the Security division for fiscal 2012 increased $97.1 million, or 33%, to $391.8 million, from $294.7 million for fiscal 2011. The increase was primarily attributable to: (i) an $80.6 million, or 35%, increase in equipment sales, primarily attributable to our performance as a prime contractor and hardware systems integrator on a large contract which will not result in significant revenues in fiscal 2013; and (ii) an $11.8 million, or 19%, increase in service revenue due to the growing installed base of products from which we derive service revenue as warranty periods expire.

        Revenues for the Healthcare division for fiscal 2012 increased $20.6 million, or 10%, to $235.6 million, from $215.0 million for fiscal 2011. The increase was primarily attributable to a $20.2 million, or 13%, increase in our patient monitoring product line sales with increases primarily in North America.

        Revenues for the Optoelectronics and Manufacturing division for fiscal 2012 increased $17.9 million, or 9%, to $210.8 million from $192.9 million for fiscal 2011. This increase was driven both by an increase in commercial optoelectronics sales, which increased by $9.8 million, or 11%, both to external customers and through intersegment sales, primarily to our Security division and due to an increase in contract manufacturing sales of $7.7 million, or 8%. The Optoelectronics and Manufacturing division recorded intersegment sales of $45.2 million, compared to $46.5 million in the comparable prior-year period. Such intersegment sales are eliminated in consolidation.

        Fiscal 2011 Compared with Fiscal 2010.    Net revenues for fiscal 2011 increased $61.0 million, or 10%, to $656.1 million from $595.1 million for fiscal 2010.

        Revenues for the Security division for fiscal 2011 increased $43.2 million, or 17%, to $294.7 million, from $251.5 million for fiscal 2010. The increase was attributable to a $30.5 million, or 15%, increase in equipment sales, primarily driven by a $23.4 million increase in baggage and parcel inspection, people screening and hold (checked) baggage screening products and a $3.1 million increase in revenues from our cargo inspection products. In addition, service revenues increased by $12.0 million, or 24%, due to the growing installed base of products from which we derive service revenue as warranty periods expire.

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

Gross Profit

	2010	% of Net Sales	2011	% of Net Sales	2012	% of Net Sales
	(Dollars in millions)
Gross profit	$218.0	36.6%	$239.3	36.5%	$268.6	33.9%

        Fiscal 2012 Compared with Fiscal 2011.    Gross profit increased $29.3 million, or 12%, to $268.6 million for fiscal 2012, from $239.3 million for fiscal 2011, primarily as a result of a 21% increase in sales. Our gross margin during the period declined to 33.9% from 36.5% for the prior-year period. The decrease was mainly due to a less favorable mix of the products we sold, as sales by our Healthcare division, which generates the highest gross margin of our three divisions, increased at a lesser rather than that of our Security division. In addition, product mix within our Security division negatively impacted gross margin as a significant portion of growth in our Security division was attributable to large hardware systems integration contract.

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

Operating Expenses

	2010	% of Net Sales	2011	% of Net Sales	2012	% of Net Sales	2010-2011 % Change	2011-2012 % Change
	(Dollars in millions)
Selling, general and administrative	$139.8	23.5%	$142.6	21.7%	$151.7	19.1%	2%	6%
Research and development	38.6	6.5%	45.5	7.0%	49.6	6.3%	18%	9%
Restructuring and other charges	2.9	0.5%	3.4	0.5%	1.4	0.2%	17%	(59)%

Total operating expenses	$181.3	30.5%	$191.5	29.2%	$202.7	25.6%	6%	6%

Selling, General and Administrative

        Selling, general and administrative (SG&A) expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses.

        Fiscal 2012 Compared with Fiscal 2011.    For fiscal 2012, SG&A expenses increased by $9.1 million, or 6%, to $151.7 million, from $142.6 million for fiscal 2011. This $9.1 million increase was primarily attributable to $4.3 million of start-up costs related to a large turnkey screening solutions agreement, which is expected to generate revenues in fiscal 2013 and an increase in SG&A costs to support our 21% revenue growth. As a percentage of revenue, SG&A expenses were 19.1% for fiscal 2012, compared to 21.7% for the comparable prior year period as we further leveraged our infrastructure.

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

Research and Development

        Our Security and Healthcare divisions have historically invested substantial amounts in research and development (R&D). We intend to continue this trend in future years, although specific programs may or may not continue to be funded and funding levels may fluctuate. R&D expenses included research related to new product development and product enhancement expenditures.

        Fiscal 2012 Compared with Fiscal 2011.    For fiscal 2012, such expenses increased by $4.1 million, or 9%, to $49.6 million, from $45.5 million for fiscal 2011. As a percentage of revenues, R&D expenses were 6.3% in fiscal 2012, compared to 7.0% in fiscal 2011. The increase in R&D spending in fiscal 2012 resulted primarily from an increase in both our Security and Healthcare divisions in support of new product introductions.

        Fiscal 2011 Compared with Fiscal 2010.    For fiscal 2011, such expenses increased by $6.9 million, or 18%, to $45.5 million, from $38.6 million for fiscal 2010. As a percentage of revenues, R&D expenses were 7.0% in fiscal 2011, compared to 6.5% in fiscal 2010. The increase in R&D spending in fiscal 2011 occurred in both our Security and Healthcare divisions in support of new product introductions.

Restructuring and Other Charges

        Beginning in fiscal 2007, we initiated a series of restructuring activities that were intended to realign our global capacity and infrastructure with demand by our customers and fully integrate acquisitions made in prior years, thereby improving our operational efficiency. These activities included reducing excess workforce and capacity, consolidating and relocating certain manufacturing facilities and reviewing the value of certain technologies and product lines. The overall objectives of the restructuring activities were to lower costs and better utilize our existing manufacturing capacity. Then in fiscal 2009, as a result of the worldwide economic downturn, we continued our ongoing focus to aggressively seek operating efficiencies and fixed cost structure reduction. During fiscal 2010 through 2012, we continued these efforts to further increase operating efficiencies, although we implemented fewer changes than those made in prior fiscal years. Our efforts have helped enhance our ability to improve operating margins, retain and expand existing relationships with customers and attract new business. We may utilize similar measures in the future to realign our operations to further increase our operating efficiencies. The effect of these efforts may materially affect our future operating results.

        Fiscal 2012 Compared with Fiscal 2011.    During fiscal 2012, we incurred $1.4 million of restructuring and other charges primarily related to headcount reductions and facility consolidation. Of this amount, $0.2 million was recorded within our Healthcare division, $0.3 million was recorded within our Security division, and $0.9 million was recorded within our Corporate holding company segment. During fiscal 2011, we incurred total restructuring and other charges of $3.4 million with $2.2 million related to headcount reductions and $1.2 million related to a debt restructuring charge from the early termination of a credit facility which was replaced with a new credit facility.

        Fiscal 2011 Compared with Fiscal 2010.    During fiscal 2011, we incurred $3.4 million of restructuring and other charges, of which $2.2 million related to headcount reductions and $1.2 million related to a debt restructuring charge from the early termination of a credit facility, which we replaced with a new credit facility. See Note 6 to the Consolidated Financial Statements for further discussion. Of this $3.4 million of restructuring costs, $1.5 million was recorded within our Healthcare division, $0.6 million was recorded within our Security division, and

$1.3 million was recorded within our Corporate holding company segment. During fiscal 2010, we incurred total restructuring and other charges of $2.9 million related to headcount reductions, costs associated with the closure of certain facilities and a non-recurring litigation charge.

Interest Expense and Other Income, net

	2010	% of Net Sales	2011	% of Net Sales	2012	% of Net Sales
	(Dollars in millions)
Interest expense and other income, net	$1.8	(0.3)%	$1.1	(0.2)%	$4.0	(0.5)%

        Fiscal 2012 Compared with Fiscal 2011.    In fiscal 2012, the $2.9 million increase in interest expense and other income, net was primarily due to higher utilization of the letters-of-credit facility and a loss related to the performance of a foreign currency forward contract, which was not treated as a cash flow hedge, partially offset by lower levels of outstanding debt during fiscal 2012.

        Fiscal 2011 Compared with Fiscal 2010.    In fiscal 2011, a $0.7 million reduction in interest expense and other income, net, resulted from reduced average debt levels outstanding and a reduction in the liability for contingent acquisition consideration that was recorded as other income during the year.

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

        Fiscal 2012 Compared with Fiscal 2011.    In fiscal 2012, our income tax expense was $16.4 million, compared to an income tax expense of $13.3 million for fiscal 2011. The effective income tax rate for fiscal 2012 decreased to 26.5%, from 28.5% for fiscal 2011. In fiscal 2012, the effective tax rate was reduced by 2.3% from the one-time utilization of a tax loss carry-forward that had previously been offset by a valuation allowance.

        Fiscal 2011 Compared with Fiscal 2010.    In fiscal 2011, our income tax expense was $13.3 million, compared to an income tax expense of $11.4 million for fiscal 2010. The effective income tax rate for fiscal 2011 decreased to 28.5%, from 32.7% for fiscal 2010. The largest driver of this 4.2% decrease in our income tax rate is the jurisdictions where taxable income was recognized. In fiscal 2011, a higher percentage of income was recognized in foreign jurisdictions with low tax rates and where we benefit from special tax exemptions.

Liquidity and Capital Resources

        Over the past several years we have financed our business primarily through cash flow from operations and by utilizing our credit facilities. Cash and cash equivalents totaled $91.5 million at June 30, 2012, an increase of $35.9 million, or 65%, from $55.6 million at June 30, 2011. In fiscal 2013 significant capital spending is expected to be incurred in preparation for a large turnkey security screening solution agreement. Such spending is expected to be funded by existing cash balances, cash flow from operations or our existing credit facility. The changes in our working capital and cash and cash equivalent balances are described below.

	2010	2011	2012	2010-2011 % Change	2011-2012 % Change
	(Dollars in millions)
Working capital	$204.6	$244.3	$322.5	19%	32%
Cash and cash equivalents	52.0	55.6	91.5	7%	65%

Working Capital

        Fiscal 2012 Compared with Fiscal 2011.    Working capital increased by $78.2 million, or 32%, during fiscal 2012 primarily due to: (i) a $100.0 million customer advance, partially offset by a $50.9 million use of cash for capital expenditures, both related to a large turnkey screening solutions customer; (ii) a $25.5 million increase in inventory, mainly in our Security division, to support future order fulfillment; (iii) a $20.2 million increase in accounts receivable driven in part by our 21% revenue growth, and (iv) a $10.0 million decrease in accounts payable due to timing of payments. These increases to working capital were partially offset by: (i) a $5.8 million decrease in prepaid expenses and other current assets; (ii) a $4.6 million increase in other accrued expenses and other current liabilities; (iii) a $4.2 million increase in deferred revenue, and (iv) a $3.0 million increase in accrued warranties.

        Fiscal 2011 Compared with Fiscal 2010.    Working capital increased by $39.7 million, or 19%, during fiscal 2011 primarily due to: (i) a $43.7 million increase in inventory, mainly in our Security and Optoelectronic and Manufacturing divisions, to support anticipated growth in shipments, (ii) a $12.5 million decrease in the current portion of long term debt due to the repayment and termination of our former credit facility, which occurred when we entered into a new $250 million credit facility in October 2010, (iii) a $4.0 million increase in accounts receivable and (iv) a $3.6 million increase in cash and cash equivalents. These increases to working capital were partially offset by a $16.8 million increase in accounts payable, driven by the increase in inventory previously noted and an $8.3 million increase in deferred revenue.

	2010	2011	2012	2010-2011 % Change	2011-2012 % Change
	(Dollars in millions)
Cash provided by (used in):
Operating activities	$52.1	$40.1	$120.6	(23)%	201%
Investing activities	(24.4)	(24.0)	(81.2)	(2)%	238%
Financing activities	(3.0)	(15.9)	(1.7)	430%	(89)%

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

        Fiscal 2012 Compared with Fiscal 2011.    Cash generated by operating activities in fiscal 2012 was $120.6 million, an increase of $80.5 million, or 201%, from fiscal 2011. This increase was primarily due to changes in working capital in the current-year period when compared to the prior-year period, including: (i) a $100.5 million increase in advances received from customers; (ii) $15.2 million improvement in the change in cash flow from inventory; (iii) a $7.8 million increase in net income for fiscal 2012, after giving consideration to non-cash operating items including depreciation and amortization, stock-based compensation, deferred taxes, provision for losses on accounts receivable and tax effect on the exercise of stock options among others for both periods, and

(iv) a $2.3 million increase in cash from accrued payroll and related expenses. These favorable changes in cash flow were partially offset by the following unfavorable changes in working capital: (i) a $27.3 million decrease in cash from accounts payable; (ii) a $14.4 million decrease in the change in cash flow from accounts receivables primarily in our Security division partially as a result of the 33% increase in Security division revenues; and (iii) a $5.7 million decrease in the change in other accrued expense and current liabilities.

        Fiscal 2011 Compared with Fiscal 2010.    Cash generated by operating activities in fiscal 2011 was $40.1 million, a decrease of $12.0 million, or 23%, from fiscal 2010. This reduction was primarily due to changes in working capital in the current-year period when compared to the prior-year period, including: (i) a $59.6 million increase in inventory, reflecting both a build-up of inventory, mainly in our Security and Optoelectronics and Manufacturing divisions to support growth as well as improvements realized in the prior fiscal year from inventory reduction initiatives; (ii) a $15.6 million decrease in advances received from customers; and (iii) a $5.1 million decrease in accrued payroll and related expenses. These unfavorable changes in cash flow were partially offset by the following favorable changes in working capital: (i) a $20.3 million improvement in the change from accounts receivable reflecting our ongoing focus on collection activity; (ii) a $19.8 million increase in cash from accounts payable, which largely corresponds to the aforementioned inventory buildup; (iii) a $9.2 million increase in cash from deferred revenues and (iv) an $18.1 million increase in net income for fiscal 2011, after giving consideration to non-cash operating items including depreciation and amortization, stock-based compensation, deferred taxes, provision for losses on accounts receivable and tax effect on the exercise of stock options among others for both periods.

Cash Provided by (Used in) Investing Activities

        The changes in cash flows from investing activities were primarily related to capital expenditures as well as the acquisition of a business and other assets to support our growth plans.

        Fiscal 2012 Compared with Fiscal 2011.    Net cash used in investing activities was $81.2 million in fiscal 2012, an increase of $57.2 million, or 238%, as compared to the $24.0 million used in fiscal 2011. During fiscal 2012, we invested $68.5 million in capital expenditures primarily in our Security division related to the preparation of a large turnkey screening services agreement, as compared to $13.4 million invested during fiscal 2011.

        Fiscal 2011 Compared with Fiscal 2010.    Net cash used in investing activities was $24.0 million in fiscal 2011, a decrease of $0.4 million, or 2%, as compared to the $24.4 million used in fiscal 2010. This decrease was primarily due to a $4.7 million reduction in capital expenditures offset by a $3.1 million increase in cash used to acquire businesses and a $1.2 million increase in cash used for the acquisition of intangible and other assets.

Cash Provided by (Used in) Financing Activities

        The changes in cash flows from financing activities primarily relate to (i) borrowings and payments under debt obligations; (ii) the issuance of and/or repurchase of Common Stock and (iii) employee stock plan activities.

        Fiscal 2012 Compared with Fiscal 2011.    Net cash used in financing activities was $1.7 million in fiscal 2012, compared to $15.9 million used in fiscal 2011. In fiscal 2012 we used $6.4 million in cash to repurchase shares of our Common Stock under our stock repurchase program and settle tax obligations arising out of our stock plans as compared to $2.2 million to repurchase treasury shares during fiscal 2011. These payments were partially offset by the receipt of $4.9 million in proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan in fiscal 2012, compared to $19.6 million in fiscal 2011.

        Fiscal 2011 Compared with Fiscal 2010.    Net cash used in financing activities was $15.9 million in fiscal 2011, compared to net cash of $3.0 million used in fiscal 2010. In fiscal 2011, we repaid a $32.6 million term loan that was outstanding under our former credit facility as well as a capital lease obligation of $0.7 million, as compared to fiscal 2010 when we paid down $12.0 million of scheduled debt and capital leases and reduced our bank lines of credit by $4.0 million. These payments were partially offset by the receipt of $19.6 million in proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan in fiscal 2011, compared to $13.0 million in fiscal 2010. In addition, in fiscal 2011 we used $2.2 million in cash to repurchase 58,396 shares of our Common Stock under our Common Stock repurchase program, but did not make any such share repurchases in fiscal 2010.

Borrowings

        Outstanding lines of credit and current and long-term debt totaled $2.7 million at June 30, 2012, a decrease of $0.3 million from $3.0 million at June 30, 2011. See Note 6 to the Consolidated Financial Statements for further discussion.

        The following is a summary of our contractual obligations and commitments at June 30, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Total debt	$2,682	$215	$430	$430	$1,607
Operating leases	$31,238	$11,203	$15,818	$3,236	$981
Purchase obligations	$36,033	$35,443	$206	$—	$384
Defined benefit plan obligation	$8,638	$209	$569	$408	$7,452

Total contractual obligations	$78,591	$47,070	$17,023	$4,074	$10,424

Other Commercial Commitments—letters of credit	$189,234	$9,653	$16,239	$390	$162,952

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

Stock Repurchase Program

        Our Board of Directors authorized a stock repurchase program under which we may repurchase up to 3,000,000 shares of our Common Stock. During fiscal 2012, we repurchased 67,037 shares under this program. As of June 30, 2012, 585,772 shares were available for additional repurchase under the program. During fiscal 2011, we repurchased 58,396 shares under this program. Upon repurchase, the shares are restored to the status of authorized but unissued shares and we record them as a reduction in the number of shares of Common Stock issued and outstanding in our Consolidated Financial Statements.

Off Balance Sheet Arrangements

        As of June 30, 2012, we had no off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K, other than those previously disclosed.

New Accounting Pronouncements

        For information with respect to new accounting pronouncements and the impact of these pronouncements on our Consolidated Financial Statements, see Note 1 to the Consolidated Financial Statements.

Related-Party Transactions

        In 1994, we, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our Chairman and Chief Executive Officer owns a 10.5% interest, and our Executive Vice President and the President of our Security division owns a 4.5% ownership interest. Our initial investment was $0.1 million. For the years ended June 30, 2010, 2011 and 2012, our equity earnings in the joint venture amounted to $0.4 million, $0.6 million and $0.4 million, respectively. We, our Chairman and Chief Executive Officer and our Executive Vice President and the President of our Security division collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of our subsidiaries are suppliers to the joint venture, which in turn manufactures and sells the resulting products. Sales to the joint venture for fiscal 2010, 2011 and 2012 were approximately $4.4 million, $7.1 million and $5.8 million, respectively. Receivables from the joint venture were $2.2 million and $1.5 million as of June 30, 2011 and 2012, respectively.

        We have contracted with entities owned by our Chief Executive Officer and/or his family members to provide messenger services, auto rental and printing services. Included in cost of sales and selling, general and administrative expenses for fiscal 2010, 2011 and 2012, are approximately $64,000, $60,000 and $65,000, respectively, for messenger service and auto rental; and $60,000, $31,000 and $14,000, respectively, for printing services. Further, a subsidiary of the Company is leasing warehouse space on a month-to-month basis for approximately $3,000 per month from an entity controlled by our Chief Executive Officer.

UNAUDITED QUARTERLY RESULTS

        The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2011 and 2012 (in thousands, except per share data):

	Quarter Ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
	(Unaudited)
Revenues	$128,453	$169,287	$174,931	$183,429
Costs of goods sold	81,555	109,264	112,678	113,337

Gross profit	46,898	60,023	62,253	70,092

Operating expenses:
Selling, general and administrative expenses	31,976	33,958	37,116	39,583
Research and development	9,231	11,842	12,436	11,939
Restructuring and other charges	256	903	905	1,360

Total operating expenses	41,463	46,703	50,457	52,882

Income from operations	5,435	13,320	11,796	17,210
Interest expense and other income, net	590	506	(612)	542

Income before provision for income taxes	4,845	12,814	12,408	16,668
Provision for income taxes	1,453	3,596	3,642	4,622

Net income	$3,392	$9,218	$8,766	$12,046

Basic earnings per common share	$0.18	$0.49	$0.46	$0.63

Diluted earnings per common share	$0.18	$0.47	$0.45	$0.61

	Quarter Ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
	(Unaudited)
Revenues	$161,317	$187,993	$208,439	$235,241
Costs of goods sold	108,460	122,169	139,308	154,411

Gross profit	52,857	65,824	69,131	80,830

Operating expenses:
Selling, general and administrative expenses	34,367	35,979	37,063	44,337
Research and development	10,880	11,546	12,932	14,207
Restructuring and other charges	—	—	931	460

Total operating expenses	45,247	47,525	50,926	59,004

Income from operations	7,610	18,299	18,205	21,826
Interest expense and other income, net	799	721	792	1,645

Income before provision for income taxes	6,811	17,578	17,413	20,181
Provision for income taxes	2,050	5,277	4,838	4,270

Net income	$4,761	$12,301	$12,575	$15,911

Basic earnings per common share	$0.24	$0.62	$0.63	$0.80

Diluted earnings per common share	$0.24	$0.61	$0.62	$0.78

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

        We are subject to interest rate risk on our short-term borrowings under our bank lines of credit. Borrowings under these lines of credit do not give rise to significant interest rate risk because these borrowings have short maturities although borrowed at variable interest rates. Historically, we have not experienced material gains or losses due to interest rate changes.

Foreign Currency

        We maintain the accounts of our operations in each of the following countries in the respective currencies: Finland, France, Germany, Italy and Greece (Euros), Singapore (U.S. dollars), Malaysia (U.S. dollars), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah and U.S. dollars), Hong Kong (Hong Kong dollars), China (Chinese yuan), Canada (Canadian dollars), Mexico (Mexican pesos and U.S. dollars), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at fiscal year-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain (loss) of approximately $(3.2) million, ($2.0) million and $0.4 million for the fiscal years ended June 30, 2010, 2011 and 2012, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $8.0 million in fiscal 2012. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $8.0 million in fiscal 2012.

Use of Derivatives

        Our use of derivatives consists primarily of foreign exchange contracts. As discussed in Note 1 to the Consolidated Financial Statements, as of June 30, 2012, we had outstanding foreign currency forward contracts of approximately $6.2 million. These contracts do not meet the criteria as an effective cash flow hedge. Therefore, the net gain (loss) is reported in Interest expense and other income, net in the Consolidated Statement of Operations.

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

Interest Rate Risk

        The principal maturity and estimated value of our long-term debt exposure as of June 30, 2012 are as follows (in thousands):

	Maturity
	2013	2014	2015	2016	2017	2018 and thereafter	Total	Fair Value
Secured long term loans	$215	$215	$215	$215	$215	$1,607	$2,682	$2,682
Average interest rate	2.0%	2.0%	2.0%	2.0%	2.0%	2.0%	2.0%

        The principal maturity and estimated value of our long-term debt exposure as of June 30, 2011 were as follows (in thousands):

	Maturity
	2012	2013	2014	2015	2016	2017 and thereafter	Total	Fair Value
Secured long term loans and capital lease obligations	$221	$221	$221	$221	$221	$1,872	$2,977	$2,977
Average interest rate	2.0%	2.0%	2.0%	2.0%	2.0%	2.0%	2.0%

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of June 30, 2012, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) of the Securities and Exchange Act of 1934, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2012.

        Moss Adams LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of OSI Systems, Inc. and on the effectiveness of our internal control over financial reporting. The report of Moss Adams LLP is contained in this annual report.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting presently scheduled to be held in December 2012.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting presently scheduled to be held in December 2012.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting presently scheduled to be held in December 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting presently scheduled to be held in December 2012.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting presently scheduled to be held in December 2012.

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

          3. Exhibits.    Reference is made to item 15(b) below.

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

OSI SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OSI Systems, Inc.:

        We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and Subsidiaries (the "Company") as of June 30, 2011 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the index at Item 15 in Schedule II. We also have audited the Company's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSI Systems, Inc. and Subsidiaries as of June 30, 2011 and 2012, and the consolidated results of their operations, their comprehensive income and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, OSI Systems, Inc. and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MOSS ADAMS LLP
Los Angeles, California
August 10, 2012

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,
	2011	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,619	$91,452
Accounts receivable, net of allowance for doubtful accounts of $5,793 and $5,054 as of June 30, 2011 and 2012, respectively	136,716	156,867
Inventories	169,634	195,178
Deferred income taxes	17,156	19,205
Prepaid expenses and other current assets	26,161	20,411

Total current assets	405,286	483,113
Property and equipment, net	55,017	111,664
Goodwill	70,292	82,149
Intangible assets, net	33,707	37,742
Other assets	20,614	35,228

Total assets	$584,916	$749,896

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,462	$56,422
Accrued payroll and related expenses	24,417	24,749
Advances from customers	25,191	22,677
Accrued warranties	14,530	17,562
Deferred revenue	15,956	20,194
Other accrued expenses and current liabilities	14,425	19,045

Total current liabilities	160,981	160,649
Long-term debt	2,756	2,467
Advances from customers	—	100,000
Other long-term liabilities	36,379	52,661

Total liabilities	200,116	315,777

Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.001 par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value—authorized, 100,000,000 shares; issued and outstanding, 19,507,065 and 19,821,064 shares at June 30, 2011 and 2012, respectively	272,552	282,756
Retained earnings	110,103	155,651
Accumulated other comprehensive income (loss)	2,145	(4,288)

Total stockholders' equity	384,800	434,119

Total liabilities and stockholders' equity	$584,916	$749,896

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2010	2011	2012
Revenues	$595,111	$656,100	$792,990
Cost of goods sold	377,077	416,834	524,348

Gross profit	218,034	239,266	268,642

Operating expenses:
Selling, general and administrative expenses	139,830	142,633	151,746
Research and development	38,577	45,448	49,565
Restructuring and other charges	2,859	3,424	1,391

Total operating expenses	181,266	191,505	202,702

Income from operations	36,768	47,761	65,940
Interest expense and other income, net	1,772	1,026	3,957

Income before income taxes	34,996	46,735	61,983
Provision for income taxes	11,439	13,313	16,435

Net income	$23,557	$33,422	$45,548

Earnings per share:
Basic	$1.32	$1.77	$2.31

Diluted	$1.28	$1.71	$2.24

Shares used in per share calculation:
Basic	17,874	18,843	19,732

Diluted	18,389	19,548	20,330

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2010	2011	2012
Net income	$23,557	$33,422	$45,548
Other comprehensive income:
Foreign currency translation adjustment	(3,202)	7,233	(5,597)
Defined benefit pension plans, net of tax	(296)	165	(763)
Net unrealized gain (loss) on investments and derivatives	(1,601)	717	(73)
Reclassification of net realized loss on investments and derivatives	523	1,027	—

Other comprehensive income (loss)	$(4,576)	$9,142	$(6,433)

Comprehensive income	$18,981	$42,564	$39,115

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common
				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance—June 30, 2009	17,411,569	$225,297	$53,124	$(2,421)	$276,000
Exercise of stock options	660,764	11,226	—	—	11,226
Vesting of restricted shares	112,664	—	—	—	—
Net tax benefit of stock options exercised/forfeited	—	732	—	—	732
Shares issued under employee stock purchase program	141,136	1,760	—	—	1,760
Stock compensation expense	—	5,011			5,011
Net income	—	—	23,557	—	23,557
Other comprehensive loss	—	—		(4,576)	(4,576)

Balance—June 30, 2010	18,326,133	$244,026	$76,681	$(6,997)	$313,710
Exercise of stock options	719,515	12,988	—	—	12,988
Vesting of restricted shares	161,124	—	—	—	—
Net tax benefit of stock options exercised/forfeited	—	4,862	—	—	4,862
Shares issued under employee stock purchase program	142,671	1,973	—	—	1,973
Shares issued—exercise of warrants	216,018	4,679	—	—	4,679
Stock compensation expense	—	5,789	—	—	5,789
Repurchase of common stock	(58,396)	(2,218)	—	—	(2,218)
Other	—	453	—	—	453
Net income	—	—	33,422	—	33,422
Other comprehensive income	—	—		9,142	9,142

Balance—June 30, 2011	19,507,065	$272,552	$110,103	$2,145	$384,800
Exercise of stock options	140,385	2,492	—	—	2,492
Vesting of restricted shares	208,376	—	—	—	—
Net tax benefit of stock options exercised/forfeited	—	3,187	—	—	3,187
Shares issued under employee stock purchase program	82,752	2,391	—	—	2,391
Stock compensation expense	—	8,530	—	—	8,530
Repurchase of common stock	(117,514)	(6,396)	—	—	(6,396)
Net income	—	—	45,548	—	45,548
Other comprehensive loss	—	—	—	(6,433)	(6,433)

Balance—June 30, 2012	19,821,064	$282,756	$155,651	$(4,288)	$434,119

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2010	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,557	$33,422	$45,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,561	18,529	20,199
Stock based compensation expense	5,011	5,789	8,530
Provision for losses on accounts receivable	291	1,844	417
Equity in earnings of unconsolidated affiliates	(402)	(552)	(350)
Tax benefit of share based compensation plan	732	4,862	3,187
Deferred income taxes	2,714	4,806	(941)
Other	289	191	126
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(23,373)	(3,066)	(17,445)
Inventories	19,898	(39,700)	(24,525)
Prepaid expenses and other current assets	(4,213)	(7,276)	(5,535)
Accounts payable	(5,375)	14,401	(12,925)
Accrued payroll and related expenses	4,865	(249)	2,093
Advances from customers	14,145	(1,477)	99,025
Accrued warranties	1,065	3,051	3,126
Deferred revenue	(1,087)	8,066	8,279
Other accrued expenses and current liabilities	(4,528)	(2,502)	(8,246)

Net cash provided by operating activities	52,150	40,139	120,563

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(18,050)	(13,392)	(68,490)
Acquisition of businesses, net of cash acquired	(3,241)	(6,311)	(7,989)
Acquisition of intangible and other assets	(3,103)	(4,306)	(4,703)

Net cash used in investing activities	(24,394)	(24,009)	(81,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of bank lines of credit	(4,000)	—	—
Payments on long-term debt	(11,349)	(32,602)	(217)
Payments of capital lease obligations	(644)	(710)	—
Proceeds from exercise of stock options, warrants and employee stock purchase plan	12,986	19,640	4,883
Repurchase of common shares	—	(2,218)	(6,396)

Net cash used in financing activities	(3,007)	(15,890)	(1,730)

Effect of exchange rate changes on cash	2,068	3,390	(1,818)

Net increase in cash and cash equivalents	26,817	3,630	35,833
Cash and cash equivalents—beginning of year	25,172	51,989	55,619

Cash and cash equivalents—end of year	$51,989	$55,619	$91,452

Supplemental disclosure of cash flow information:
Interest	$2,758	$1,626	$3,168
Income taxes	$7,588	$6,244	$7,150

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED JUNE 30, 2012

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business—OSI Systems, Inc., together with its subsidiaries (the "Company"), is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. The Company sells its products in diversified markets, including homeland security, healthcare, defense and aerospace.

        The Company has three operating divisions: (i) Security, providing security inspection systems, turnkey security screening solutions and related services; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems, and related services and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare divisions as well as to external original equipment manufacturing clients for applications in the defense, aerospace, medical and industrial markets, among others.

        Through its Security division, the Company designs, manufactures, markets and services security and inspection systems and provides turnkey security screening solutions. The Security division's products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband and to screen people. These products and services are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

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

        Through its Optoelectronics and Manufacturing division, the Company designs, manufactures and markets optoelectronic devices and provides electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostic products, telecommunications, test and measurement devices, industrial automation systems, automotive diagnostic products and renewable energy technologies. This division provides products and services to original equipment manufacturers and end users as well as to the Company's own Security and Healthcare divisions.

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

        Cash Equivalents—The Company considers all highly liquid investments purchased with maturities of approximately three months or less as of the acquisition date to be cash equivalents.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

        Components of cash and cash equivalents consisted of:

	June 30,
	2011	2012
Cash in bank	$55,575	$47,402
Money market	44	34,063
Commercial paper	—	9,987

Total	$55,619	$91,452

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

        Goodwill and Other Intangible Assets and Valuation of Long-Lived Assets —Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill is allocated to the Company's segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is annually tested for impairment during the Company's second quarter and more often if there is an indicator of impairment. Intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. The Company assesses qualitative factors of each of its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such assessments indicated that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill. Thus, the Company has determined that it is not necessary to proceed with the two-step goodwill impairment test. There was no goodwill impairment for each of three fiscal years ended June 30, 2012.

        The Company evaluates long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment does exist, the Company measures the impairment loss and records it based on the discounted estimate of future cash flows. In estimating future cash flows, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other asset groups. The

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

Company's estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors.

        Income Taxes—Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of the Company's assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Income tax accounting standards prescribe a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The income tax accounting standards also provide guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The cumulative effect of applying these standards is to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. See Note 8 for additional information.

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

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that all of its marketable securities fall into the "Level 1" category, which values assets at the quoted prices in active markets for identical assets; while the Company's derivative instruments fall into the "Level 2" category, which values assets and liabilities from observable inputs other than quoted market prices. There were no assets or liabilities where "Level 3" valuation techniques were used, and there were no assets and liabilities measured at fair value on a non-recurring basis.

        The fair values of such assets (liabilities) were:

	June 30,
	2011	2012
Level 1	$8,115	$10,955
Level 2	(187)	13

Total	$7,928	$10,968

        Derivative Instruments and Hedging Activity—The Company's use of derivatives consists primarily of foreign exchange contracts. As of June 30, 2012, the Company had outstanding foreign currency forward contracts of approximately $6.2 million. These contracts do not meet the criteria as an effective cash flow hedge. Therefore, the net gain (loss) is reported in Interest expense and other income, net in the Consolidated Statement of Operations.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

        Revenue Recognition—The Company recognizes revenue upon shipment of products when title and risk of loss passes, and when terms are fixed and collection is probable. The portion of revenue for the sale attributable to installation is deferred and recognized when the installation service is provided. In an instance where terms of sale include subjective customer acceptance criteria, revenue is deferred until we have achieved the acceptance criteria. Concurrent with the shipment of the product, the Company accrues estimated product return reserves and warranty expenses. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognized. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product under warranty.

        Revenues from out-of-warranty service maintenance contracts are recognized ratably over the term of such contract. For services not derived from specific maintenance contracts, revenues are recognized as the services are performed. Deferred revenue for such services arises from payments received from customers for services not yet performed.

        On occasion, the Company receives advances from customers that are amortized against future customer payments pursuant to the underlying agreements. Such advances are classified in the Consolidated Balance Sheets as either a current or long-term liability dependent upon when the Company estimates the corresponding amortization to occur.

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

        Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period for all stock-based awards granted or modified. Certain shares of restricted stock vest based on the achievement of pre-established performance goals. The Company amortizes the fair value of performance-based shares over the requisite service period for each separate vesting tranche of the award. See Note 7 to the Consolidated Financial Statements.

        Restructuring and Other Charges—The Company consolidates processes and facilities of its subsidiaries to better align with demand by its customers and thereby improve its operational efficiencies. The associated charges, including reducing workforce and capacity, are recognized as restructuring charges in the Consolidated Financial Statements. During fiscal years 2010, 2011 and 2012, the Company consolidated manufacturing and administrative processes and facilities of certain businesses that resulted in pre-tax restructuring charges of $2.9 million, $3.4 million and $1.4 million, respectively. See Note 5 for additional information about these restructuring charges.

        Concentrations of Credit Risk—Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company restricts investments in cash equivalents to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's worldwide customer base. No

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

individual customer accounted for more than 10% of accounts receivable as of June 30, 2011 or 2012. During fiscal 2012, one customer exceeded 10% of revenues; while no individual customer accounted for more than 10% of revenues for the years ended June 30, 2010 or 2011. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses.

        Foreign Currency Translation—The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain (loss) of approximately $(3.2) million, ($2.0) million and $0.4 million for the fiscal years ended June 30, 2010, 2011 and 2012, respectively.

        Business Combinations—During the normal course of business the Company makes acquisitions. In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is provided. The acquisition method of accounting for business combinations requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination) in a manner that is generally similar to the previous purchase method of accounting.

        Under the acquisition method of accounting we recognize separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value. We measure goodwill as of the acquisition date as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that we incur to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and we charge them to general and administrative expense as they are incurred. Under the acquisition method we also account for acquired company restructuring activities that we initiate separately from the business combination. Should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we record those adjustments to our financial statements. We apply those measurement period adjustments that we determine to be significant retrospectively to comparative information in our financial statements, including adjustments to depreciation and amortization expense.

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

FOR THE THREE YEARS ENDED JUNE 30, 2012

        The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended June 30 (in thousands, except earnings per share data):

	2010	2011	2012
Net income available to common stockholders	$23,557	$33,422	$45,548

Weighted average shares outstanding—basic	17,874	18,843	19,732
Dilutive effect of stock options and warrants	515	705	598

Weighted average of shares outstanding—diluted	18,389	19,548	20,330

Basic earnings per share	$1.32	$1.77	$2.31

Diluted earnings per share	$1.28	$1.71	$2.24

        As of June 30, 2010 approximately 0.4 million of potentially dilutive shares associated with stock options and stock warrants were not included in diluted earnings per common share calculations because to do so would have been antidilutive. There were no such shares that were antidilutive for the fiscal years ending on June 30, 2011 and June 30, 2012.

        Provision for Warranties—The Company offers its customers warranties on most products that it sells. These warranties typically provide for repairs for a specified time period. Concurrent with the sale of products, a provision for estimated warranty expenses is recorded with a corresponding increase in cost of goods sold. This provision is adjusted periodically based on historical experience and anticipated expenses. Actual expenses of repairs under warranty, including parts and labor, are charged to this provision when incurred.

Provision for Warranties (in thousands)
Balance on June 30, 2009	$10,106
Additions	6,653
Reductions for warranty repair costs	(5,829)

Balance on June 30, 2010	$10,930
Additions	9,175
Reductions for warranty repair costs	(5,575)

Balance on June 30, 2011	$14,530
Additions	8,620
Reductions for warranty repair costs	(5,588)

Balance on June 30, 2012	$17,562

        Recent Accounting Updates Not Yet Adopted—In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No 2011-11, Disclosures about Offsetting Assets and Liabilities, which is intended to facilitate comparison between entities reporting under U.S. GAAP and IFRS in disclosing derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. Both the gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement are required to be disclosed. The ASU

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial disclosures.

        In December 2011, the FASB issued ASU No 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU No. 2011-05, Presentation of Comprehensive Income. The ASU is effective for at the same time as the amendments in ASU No. 2011-05. The Company early adopted ASU No. 2011-05 and will await the outcome from the FASB's further evaluation of the reclassification presentation treatment.

2.    INVENTORIES

        Net inventory consisted of the following (in thousands):

	June 30,
	2011	2012
Raw materials	$92,373	$103,747
Work-in-process	37,202	28,096
Finished goods	40,059	63,335

Total	$169,634	$195,178

3.    PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (in thousands):

		June 30,
	Estimated Useful Lives
		2011	2012
Land	N/A	$5,296	$5,193
Buildings	20 years	9,638	13,597
Leasehold improvements	1-20 years	12,989	12,385
Equipment and tooling	3-10 years	72,104	74,789
Furniture and fixtures	3-13 years	4,431	3,982
Computer equipment	3-5 years	14,034	13,937
Computer software 3-10 years	3-10 years	14,618	15,245
Construction in process	N/A	—	52,269

Total		133,110	191,397
Less accumulated depreciation and amortization		(78,093)	(79,733)

Property and equipment, net		$55,017	$111,664

        During fiscal 2010, 2011 and 2012, depreciation expense was approximately $14.4 million, $14.2 million and $15.5 million, respectively. There were no assets under capital leases as of June 30, 2011 or June 30, 2012.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

4.    GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for fiscal 2011 and 2012 are as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated
Balance as of June 30, 2010	$16,566	$35,403	$11,972	$63,941
Goodwill acquired during the period	3,863	—	1,654	5,517
Foreign currency translation adjustment	611	209	14	834

Balance as of June 30, 2011	$21,040	$35,612	$13,640	$70,292
Goodwill acquired or adjusted during the period	7,106	374	5,063	12,543
Foreign currency translation adjustment	(563)	(99)	(24)	(686)

Balance as of June 30, 2012	$27,583	$35,887	$18,679	$82,149

        Intangible assets subject to amortization consisted of the following (in thousands):

		June 30, 2011			June 30, 2012
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$13,090	$3,807	$9,283	$15,175	$4,140	$11,035
Patents	15 years	2,975	449	2,526	4,259	526	3,733
Core technology	10 years	2,151	1,376	775	2,093	1,548	545
Developed technology	12 years	18,823	10,718	8,105	20,022	12,560	7,462
Customer relationships/backlog	7 years	10,411	6,824	3,587	11,955	7,611	4,344

Total amortizable assets		47,450	23,174	24,276	53,504	26,385	27,119
Non-amortizable assets:
Trademarks		9,431	—	9,431	10,623	—	10,623

Total intangible assets		$56,881	$23,174	$33,707	$64,127	$26,385	$37,742

        Amortization expense for fiscal 2010, 2011 and 2012 was $4.1 million, $4.3 million and $4.7 million, respectively. Future acquisitions could cause these amounts to increase. At June 30, 2012, estimated future amortization expense was as follows (in thousands):

2013	$4,728
2014	3,541
2015	2,135
2016	1,993
2017	1,732
2018 and thereafter	12,990

Total	$27,119

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

        Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the greater of (i) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product and (ii) the straight-line method over the remaining estimated economic life of the product. During fiscal 2010, 2011 and 2012, the Company capitalized software development costs in the amount of $2.1 million, $1.2 million and $2.1 million, respectively.

5.    RESTRUCTURING AND OTHER CHARGES

        In response to challenging worldwide economic conditions, the Company continued to optimize its cost structure by reducing excess workforce and facilities and consolidating and relocating certain manufacturing facilities. Such efforts resulted in restructuring charges of $2.9 million in 2010, $3.4 million in 2011 and $1.4 million in 2012. The restructuring accruals are included in other accrued expenses and current liabilities in the Consolidated Balance Sheets. The following table analyzes the key components of these restructuring and other charges throughout fiscal 2010, 2011 and 2012:

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Consolidated
Accrued balance as of June 30, 2009	$698	$78	$199	$2,160	$3,135
Expensed during the year
Facility closure	509	89	559	—	1,157
Employee termination costs	6	1,210	396	90	1,702

Total expensed during year	515	1,299	955	90	2,859
Paid during the year	750	644	854	2,250	4,498

Accrued balance as of June 30, 2010	$463	$733	$300	$—	$1,496

Expensed during the year
Employee termination costs	595	1,059	43	535	2,232
Debt restructuring	—	449	—	743	1,192

Total expensed during the year	595	1,508	43	1,278	3,424
Paid during the year	593	2,062	239	1,250	4,144

Accrued balance as of June 30, 2011	$465	$179	$104	$28	$776

Expensed during the year
Facility closure	—	—	233	—	233
Employee termination costs	290	170	698	—	1,158

Total expensed during the year	290	170	931	—	1,391
Paid during the year	458	179	1,029	19	1,685

Accrued balance as of June 30, 2012	$297	$170	$6	$9	$482

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

6.    LINE-OF-CREDIT BORROWINGS AND DEBT

        The Company has a $425 million credit agreement, as amended, maturing November 2016. The credit agreement consists of a $425 million revolving credit facility, including a $375 million sub-limit for letters of credit. The Company has the ability to increase the facility by $100 million under certain circumstances. Borrowings under this facility bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 1.5% as of June 30, 2012. This margin is determined by the Company's consolidated leverage ratio and may range from 1.5% to 2.0%. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.25%. The Company's borrowings under the credit agreement are guaranteed by the Company's U.S.-based subsidiaries and are secured by substantially all of the Company's and certain subsidiaries' assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of June 30, 2012, there were no borrowings under the revolving credit facility and letters-of-credit outstanding totaled $179.7 million.

        Several of the Company's foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of June 30, 2012, $9.5 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of June 30, 2012, the total amount available under these credit facilities was $32.7 million, with a total cash borrowing sub-limit of $4.1 million.

        In fiscal 2005, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at British pound-based LIBOR plus 1.2%, payable on a quarterly basis. As of June 30, 2012, $2.7 million remained outstanding under this loan at an interest rate of 2.0% per annum.

        Long-term debt consisted of the following at June 30 (in thousands):

	2011	2012
Twenty-year term loan due in 2024	$2,977	$2,682
Less current portion of long-term debt	221	215

Long-term portion of debt	$2,756	$2,467

        Fiscal year principal payments of long-term debt as of June 30, 2012 are as follows (in thousands):

2013	$215
2014	215
2015	215
2016	215
2017	215
2018 and thereafter	1,607

Total	$2,682

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

7.    STOCK-BASED COMPENSATION

        As of June 30, 2012, the Company maintained one significant stock-based compensation plan—the Amended and Restated 2006 Equity Participation Plan of OSI Systems, Inc. (the "OSI Plan"). The OSI Plan allows for the issuance of restricted stock and the granting of stock options. The Company recorded stock-based-compensation expense in the consolidated statement of operations as follows (in thousands):

	2010	2011	2012
Cost of goods sold	$287	$378	$465
Selling, general and administrative	4,499	5,176	7,811
Research and development	225	235	254

Stock based compensation expense before taxes	5,011	5,789	8,530
Less: Related income tax benefit	1,750	1,994	3,050

Stock based compensation expense, net of estimated taxes	$3,261	$3,795	$5,480

        As of June 30, 2012, total unrecognized compensation cost related to non-vested stock-based compensation grants amounted to $2.3 million for stock options and $10.4 million for restricted stock under the OSI Plan. The Company expects to recognize these costs over a weighted-average period of 2.0 years with respect to the options and 2.5 years for grants of restricted stock.

        Employee Stock Purchase Plan—The Company has an employee stock purchase plan under which eligible employees may purchase a limited number of shares of Common Stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the three years ended June 30, 2010, 2011 and 2012, employees purchased 141,136, 142,671 and 82,752 shares, respectively. As of June 30, 2012, there were 1,089,411 shares of the Company's Common Stock available for issuance under the plan.

OSI Plan

        Under the OSI Plan, the Company is authorized to grant up to 6,700,000 shares of Common Stock in the form of incentive options, nonqualified options or restricted stock. Under the plan, the exercise price of nonqualified options and incentive stock options may not be less than the fair market value of the Company's Common Stock on the date of grant. The exercise price of nonqualified options and incentive stock options granted to individuals who own more than 10% of the Company's voting stock may not be less than 110% of the fair market value of the Company's Common Stock on the date of grant. Stock options granted under the OSI Plan typically vest over three years based on continued service. Restricted stock typically vests over three to four years based on continued service. Certain shares of restricted stock granted to senior management vest based on the achievement of pre-established performance goals.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

        The Company determined the fair value of stock options issued during fiscal 2010, 2011 and 2012 as of the date of the grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2011	2012
Expected dividend	0%	0%	0%
Risk-free interest rate	2.0%	1.4%	0.6%
Expected volatility	39.0%	40.0%	35.6%
Expected life (in years)	4.3	4.3	4.3

        The following summarizes stock option activity for fiscal years 2010, 2011 and 2012:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2009	2,175,863	17.69
Granted	257,500	16.41
Exercised	(660,764)	16.98
Expired or forfeited	(216,489)	20.01

Outstanding at June 30, 2010	1,556,110	17.46
Granted	107,140	30.62
Exercised	(719,515)	18.05
Expired or forfeited	(12,823)	21.50

Outstanding at June 30, 2011	930,912	18.45

Granted	269,469	35.98
Exercised	(140,385)	17.75
Expired or forfeited	(599)	16.72

Outstanding at June 30, 2012	1,059,397	23.01	7.2 years	$42,729

Exercisable at June 30, 2012	636,227	$17.61	6.3 years	$29,092

        The per-share weighted-average grant-date fair value of stock options granted under the OSI Plan was $5.64, $10.50 and $10.67 for fiscal 2010, 2011 and 2012, respectively. The total intrinsic value of options exercised during fiscal 2012 was $4.8 million.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

        Restricted Stock Awards—A summary of restricted stock award activity for the periods indicated was as follows:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2009	359,691	$17.07
Granted	247,800	18.20
Vested	(112,665)	17.99
Forfeited	(15,289)	17.18

Nonvested at June 30, 2010	479,537	$17.44
Granted	268,406	29.48
Vested	(161,124)	18.08
Forfeited	(21,706)	19.55

Nonvested at June 30, 2011	565,113	$22.89
Granted	230,597	36.99
Vested	(208,376)	21.41
Forfeited	(6,866)	31.10

Nonvested at June 30, 2012	580,468	$28.93

        The per-share weighted average grant-date fair value of restricted stock granted under the OSI Plan was $18.20, $29.48 and $36.99 for fiscal 2010, 2011 and 2012, respectively. The total fair value of shares vested during fiscal 2010, 2011 and 2012 was $2.0 million, $2.9 million and $4.5 million, respectively.

        As of June 30, 2012, there were 1,090,876 shares available for grant under the OSI Plan. Under the terms of the OSI Plan, no more than 604,167 of these shares may be granted in the form of restricted stock.

8.    INCOME TAXES

        The following is a geographical breakdown of income before the provision (benefit) for income taxes (in thousands):

	2010	2011	2012
Pre-tax income:
United States	$14,888	$26,855	$21,335
Foreign	20,108	19,880	40,648

Total pre-tax income	$34,996	$46,735	$61,983

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

        The Company's provision for income taxes consists of the following (in thousands):

	2010	2011	2012
Current:
Federal	$2,809	$5,068	$8,176
State	745	1,040	2,396
Foreign	2,644	2,398	7,320

Total current provision	6,198	8,506	17,892
Deferred:
Federal	$2,640	$3,085	$(3,565)
State	(374)	1,192	(554)
Foreign	2,975	530	2,662

Total deferred provision	5,241	4,807	(1,457)

Total provision	$11,439	$13,313	$16,435

        The exercise of stock options during the fiscal year ended June 30, 2010, 2011 and 2012 resulted in additional tax benefit and has been reflected as an adjustment of income taxes payable and an adjustment of additional paid-in capital. The adjustments recorded were $0.7 million, $4.9 million and $3.2 million for the years ended June 30, 2010, 2011 and 2012, respectively.

        As of June 30, 2011 and 2012, the Company's liability for uncertain tax positions was $9.8 million and $8.3 million, respectively. Of the $8.3 million, $7.0 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

        The Company recognizes potential interest and penalties related to income tax matters in income tax expense. As of June 30, 2012, the Company had accrued $1.2 million for interest and penalties, accordingly. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include fiscal years after 2009 for federal purposes, fiscal years after 2008 for state purposes and fiscal years after 2003 for various foreign jurisdictions. Facts and circumstances could arise that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of statutes of limitation. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

        A summary of activity of unrecognized tax benefits for fiscal 2010, 2011 and 2012 was as follows (in thousands).

Balance as July 1, 2009	$5,887
Additions on tax positions for the current year	1,119
Additions on tax positions from prior years	780
Reductions as a result of a lapse of statute of limitations	(456)
Reduction in tax position from prior year	(453)

Balance as June 30, 2010	$6,877
Additions on tax positions for the current year	454
Additions on tax positions from prior years	365
Reduction in tax position from prior year	(327)

Balance at June 30, 2011	$7,369
Additions on tax positions for the current year	264
Additions on tax positions from prior years	503
Reduction in tax position from prior year	(1,063)

Balance at June 30, 2012	$7,073

        The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time. At June 30, 2012, undistributed earnings of the foreign subsidiaries amounted to approximately $197 million. It is not practical to determine the amount of income or withholding tax that would be payable upon the remittance of these earnings.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

        Deferred income tax assets (liabilities) consisted of the following (in thousands):

	June 30,
	2011	2012
Deferred income tax assets:
R&D tax credit carryforwards	$4,178	$3,603
Net operating loss carryforwards	6,075	5,863
Revitalization zone deductions	855	741
Allowance for doubtful accounts	1,355	1,537
Inventory reserve	6,539	7,777
Inventory capitalization	2,219	2,619
Accrued liabilities	5,422	5,005
Deferred compensation	2,438	6,564
Unrecognized tax benefit	1,475	663
Other assets	6,478	7,620

Total deferred income tax assets	37,034	41,992
Valuation allowance	(8,292)	(8,858)

Net deferred income tax assets	28,742	33,134

Deferred income tax liabilities:
Depreciation	(2,109)	(3,036)
State income taxes	(743)	(1,076)
Amortization of intangible assets	(9,403)	(9,859)
Other liabilities	—	(1,865)

Total deferred income tax liabilities	(12,255)	(15,836)

Net deferred tax asset	$16,487	$17,298

        As of June 30, 2012, the Company had state and foreign net operating loss carry forwards of approximately $0.6 million and $21.5 million. In addition, the Company had state tax credit carry forwards, including research and development and revitalization zone credits, of approximately $2.2 million. The Company's state tax credit carry forwards will begin to expire in the tax year ending June 30, 2013. As of June 30, 2012, the Company has a federal research and development tax credit carry forward of approximately $2.2 million and foreign tax credit carry forwards of $1.5 million. The Company's federal credit carry forwards will begin to expire in the tax year ending June 30, 2021.

        The Company has established valuation allowances that relate to the net operating loss of certain subsidiaries, foreign tax credits, R&D credits, and revitalization zone credits. During the year ended June 30, 2012, the Company recorded a net aggregated increase of $0.5 million to these valuation allowances. The Company reviews the adequacy of individual valuation allowances and releases such allowances when it is determined that it is more likely than not that the related benefits will be realized.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

        The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	June 30,
	2010	2011	2012
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes and credits—net of federal benefit	0.7	3.1	1.9
Research and development tax credits	(3.2)	(2.2)	(0.5)
Foreign tax credits	(0.6)	(3.5)	(0.1)
Subpart F income	0.6	2.8	0.1
Foreign income subject to tax at other than federal statutory rate	(5.3)	(9.0)	(11.0)
Nondeductible expenses	0.1	0.4	1.3
Change in valuation allowance	1.0	1.1	1.6
Unrecognized tax benefit	1.8	0.2	(1.8)
Other	2.6	0.6	—

Effective income tax rate	32.7%	28.5%	26.5%

        The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

9.    COMMITMENTS AND CONTINGENCIES

        The following is a summary of commitments as of June 30, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Total debt	$2,682	$215	$430	$430	$1,607
Operating leases	$31,238	$11,203	$15,818	$3,236	$981
Defined benefit plan obligation	$8,638	$209	$569	$408	$7,452

        Operating Leases—The Company leases facilities and certain equipment under various operating lease agreements. Certain leases provide for periodic rent increases and may contain escalation clauses and renewal options. Rent expense totaled $10.4 million, $11.3 million and $13.0 million for fiscal years 2010, 2011 and 2012, respectively.

        Commitments—Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones. The maximum amount of such payments under arrangements with contingent consideration caps is $69 million. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing the technology of CXR Limited, a company acquired in 2004. For acquisitions that occurred prior to fiscal year 2010, which were accounted for under Statement of Financial Accounting Standards 141, "Business Combinations," the

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

Company accounts for such contingent payments as an addition to the purchase price of the acquired business. For acquisitions accounted for under Accounting Standards Codification 805, "Business Combinations," ("ASC 805"), the estimated fair value of these obligations is recorded as a liability in the Consolidated Balance Sheets with subsequent revisions reflected in the Consolidated Statements of Operations. As of June 30, 2011 and June 30, 2012, pursuant to ASC 805, $9.2 million and $20.8 million of contingent payment obligations, respectively, are included in other long-term liabilities in the accompanying Consolidated Balance Sheets. During fiscal 2011 and 2012, the fair values of these contingent obligations were revised and resulted in reductions of $1.2 million and $2.2 million, respectively.

        Environmental Contingencies—The Company is subject to various environmental laws. The Company's practice is to conduct appropriate environmental investigations for each of its properties in the United States at which the Company manufactures products in order to identify, as of the date of such report, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, the Company has conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

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

10.    STOCKHOLDERS' EQUITY

Stock Repurchase Program

        The Company's Board of Directors has authorized a Common Stock repurchase program. During fiscal 2010, the Company did not repurchase any shares under this program. During fiscal 2011 and 2012, the Company repurchased 58,396 shares and 67,037 shares, respectively, under this program. As of June 30, 2012, 585,772 shares were available for additional repurchase under the program. Upon repurchase, the shares were restored to the status of authorized but unissued shares in the accompanying Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

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

11.    RELATED-PARTY TRANSACTIONS

        In 1994, the Company, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company owns a 36% interest in the joint venture, the Company's Chairman and Chief Executive Officer owns a 10.5% interest, and the Company's Executive Vice President and President of the Company's Security division owns a 4.5% ownership interest. The Company's initial investment was approximately $0.1 million. For the years ended June 30, 2010, 2011 and 2012, the Company's equity earnings in the joint venture were approximately $0.4 million, $0.6 million and $0.4 million, respectively. The Company, its Chairman and Chief Executive Officer and the Company's Executive Vice President and President of the Company's Security division collectively control less than 50% of the board of directors voting power in the joint venture. As a result, the Company accounts for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of the Company's subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for fiscal 2010, 2011 and 2012 were approximately $4.4 million, $7.1 million and $5.8 million, respectively. Receivables from the joint venture were $2.2 million and $1.5 million as of June 30, 2011 and 2012, respectively.

        The Company has contracted with entities owned by its Chief Executive Officer and/or his family members to provide messenger service, auto rental and printing services. Such expenses for 2010, 2011 and 2012 were approximately $64,000, $60,000 and $65,000 for messenger services and auto rental and $60,000, $31,000 and $14,000 for printing services, respectively. Further, a subsidiary of the Company is leasing warehouse space on a month-to-month basis for approximately $3,000 per month from an entity controlled by its Chief Executive Officer.

12.    EMPLOYEE BENEFIT PLANS

Employee Retirement Savings Plans

        The Company has various qualified employee retirement savings plans. Participants can contribute certain amounts to the plans and the Company matches a certain portion of employee contributions. The Company contributed approximately $3.4 million, $3.6 million and $3.9 million to the plans for the fiscal years ended June 30, 2010, 2011 and 2012, respectively.

Deferred Compensation Plan

        The Company has a deferred compensation plan, which meets the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that selected employees are eligible to defer up to 80% of their salaries and up to 100% of their bonuses. The Company may also make employer contributions to participant accounts in certain circumstances. The benefits under this plan are unsecured. Participants are

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary Company contributions and the related earnings are subject to a vesting schedule dependent upon years of service to the Company and, also, vest completely upon the participant's disability, death or a change of control. The Company made contributions of $0.5 million, $0.9 million and $0.7 million during fiscal year 2010, 2011 and 2012, respectively. As of June 30, 2012, the Company held assets of $8.2 million and liabilities of $7.9 million. Assets related to this plan are included in other assets and liabilities related to this plan are included in other long-term liabilities in the Consolidated Balance Sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.

Employee Pension Plans

        The Company sponsors a number of qualified and nonqualified pension plans for its employees at certain locations. In accordance with accounting standards for employee pension and postretirement benefits, the Company fully recognizes the overfunded or underfunded status of each of its defined benefit plans as an asset or liability in the Consolidated Balance Sheets. The asset or liability equals the difference between the fair value of the plans' assets and their benefit obligations. The liabilities associated with underfunded plans are classified as noncurrent, except to the extent the fair value of the plans' assets is less than the plans' estimated benefit payments over the next 12 months. The Company measures its pension and postretirement benefit plans' assets and benefit obligations as of June 30.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

        The following provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for fiscal years 2011 and 2012, and a statement of the funded status as of June 30, 2011 and 2012 (in thousands):

	2011	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$9,365	$10,326
Translation adjustment	659	(428)
Service costs	41	54
Interest costs	497	487
Curtailment / plan amendment	—	1,794
Plan participants' contributions	(131)	—
Actuarial loss	184	(225)
Benefits paid	(289)	(250)

Benefit obligation at end of year	10,326	11,758

Change in Plan Assets
Fair value of plan assets at beginning of year	5,254	6,066
Translation adjustment	554	(336)
Actual return on plan assets	543	158
Company contributions	275	327
Plan participants' contributions	(195)	—
Benefits paid	(365)	(185)

Fair value of plan assets at end of year	6,066	6,030

Funded status	(4,260)	(5,728)
Unrecognized net actuarial loss	—	—

Net amount recognized	$(4,260)	$(5,728)

Amount recognized in Consolidated Balance Sheets consist of:
Investments	$250	$315
Accrued pension liability	(4,510)	(6,043)
Accumulated other comprehensive income	2,770	3,883

        The following table provides the net periodic benefit costs for each of the fiscal years ended June 30, (in thousands):

	2010	2011	2012
Net Periodic Benefit Costs
Service costs	$49	$41	$54
Interest costs	464	458	487
Expected return on plan assets	(306)	(352)	(359)
Amortization of prior service costs	258	335	335
Recognized actuarial loss	284	310	109
Curtailment	(14)	—	—

Net periodic benefit cost	$735	$792	$626

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

Plan Assumptions

	2011	2012
Weighted average assumptions at year-end:
Discount rate	5.2%	5.4%
Expected return on plan assets	6.0%	5.8%
Rate of compensation increase	2.5%	2.2%

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

Plan Assets and Investment Policy

	Fiscal year ended June 30, 2011		Fiscal year ended June 30, 2012
	Proportion of Fair Value	Expected Rate of Return	Proportion of Fair Value	Expected Rate of Return
Equity securities	75%	7%	49%	8%
Debt securities	20%	4%	41%	2%
Other	5%	1%	10%	10%

Combined	100%	6.0%	100%	5.8%

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

Projected Benefit Payments

        The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2012 (in thousands):

Pension Benefits
July 1, 2012 to June 30, 2013	209
July 1, 2013 to June 30, 2014	363
July 1, 2014 to June 30, 2015	206
July 1, 2015 to June 30, 2016	201
July 1, 2016 to June 30, 2017	207
July 1, 2017 to June 30, 2022	7,452

Company Contribution

        Currently, the Company's weighted average contribution rate is 9% of pensionable salaries. If Company contributions continue at the current rate, the estimated total Company contributions for fiscal 2013 will be approximately $0.3 million.

13.    SEGMENT INFORMATION

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

        Revenues from one customer of the Company's Security division represent approximately $99.2 million of the Company's consolidated revenues.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

        The following tables present the operations and identifiable assets by industry segment (in thousands):

	2010
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$251,479	$206,557	$137,075	$—	$—	$595,111
Revenue between product segments	—	—	34,162	—	(34,162)	—

Total revenues	$251,479	$206,557	$171,237	$—	(34,162)	$595,111

Income (loss) from operations	$23,351	$13,113	$11,958	$(10,878)	$(776)	$36,768

Segments assets	$221,019	$138,739	$85,170	$72,731	$(4,545)	$513,114

Capital expenditures	$12,362	$2,290	$2,414	$1,021	$—	$18,087

Depreciation and amortization	$6,210	$8,365	$3,449	$537	$—	$18,561

	2011
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$294,686	$215,050	$146,364	$—	$—	$656,100
Revenue between product segments	—	—	46,509	—	(46,509)	—

Total revenues	$294,686	$215,050	$192,873	$—	(46,509)	$656,100

Income (loss) from operations	$25,352	$17,857	$17,211	$(11,322)	$(1,337)	$47,761

Segments assets	$245,068	$152,048	$109,961	$84,082	$(6,243)	$584,916

Capital expenditures	$7,038	$2,983	$2,267	$1,104	$—	$13,392

Depreciation and amortization	$6,462	$7,675	$3,720	$672	$—	$18,529

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

	2012
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$391,808	$235,548	$165,634	$—	$—	$792,990
Revenue between product segments	—	—	45,169	—	(45,169)	—

Total revenues	$391,808	$235,548	$210,803	$—	(45,169)	$792,990

Income (loss) from operations	$30,552	$28,330	$18,743	$(11,887)	$202	$65,940

Segments assets	$351,668	$162,583	$132,281	$109,405	$(6,041)	$749,896

Capital expenditures	$56,848	$5,158	$4,552	$1,932	$—	$68,490

Depreciation and amortization	$7,819	$7,640	$3,876	$864	$—	$20,199

        The following tables present the revenues and identifiable assets by geographical area (in thousands):

	2010
	Americas	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$418,808	$126,450	$49,853	$—	$595,111
Revenue between product segments	23,204	—	10,958	(34,162)	—

Total revenue	$442,012	$126,450	$60,811	$(34,162)	$595,111

Long-lived assets	$125,485	$23,555	$11,289		$160,329

	2011
	Americas	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$457,692	$124,196	$74,212	$—	$656,100
Revenue between product segments	26,376	—	20,133	(46,509)	—

Total revenue	$484,068	$124,196	$94,345	$(46,509)	$656,100

Long-lived assets	$132,110	$34,351	$13,838		$180,299

	2012
	Americas	Europe	Asia	Eliminations	Total Consolidated
Revenues:
External customer revenue	$542,178	$153,140	$97,672	$—	$792,990
Revenue between product segments	10,446	—	34,723	(45,169)	—

Total revenue	$552,624	$153,140	$132,395	$(45,169)	$792,990

Long-lived assets	$220,976	$32,819	$14,894		$268,689

*    *    *    *    *    *

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged in other accounts	Deductions- Write-offs	Balance at end of period
Balance for doubtful accounts:
Year ended June 30, 2010	$6,896	$522	$—	$1,412	$6,006

Year ended June 30, 2011	$6,006	$1,844	$—	$2,057	$5,793

Year ended June 30, 2012	$5,793	$582	$—	$1,321	$5,054

Balance for warranty reserve:
Year ended June 30, 2010	$10,106	$6,653	$—	$5,829	$10,930

Year ended June 30, 2011	$10,930	$7,581	$—	$3,981	$14,530

Year ended June 30, 2012	$14,530	$8,620	$—	$5,588	$17,562

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC. (Registrant)
Date: August 10, 2012	By:	/s/ ALAN EDRICK Alan Edrick, Executive Vice President & Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Deepak Chopra, Alan Edrick and Victor Sze, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable OSI Systems, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 10, 2012
/s/ ALAN EDRICK Alan Edrick	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2012
/s/ AJAY MEHRA Ajay Mehra	Executive Vice President, President of Rapiscan Systems and Director	August 10, 2012
/s/ WILLIAM F. BALLHAUS, JR. William F. Ballhaus, Jr.	Director	August 10, 2012
/s/ DAVID T. FEINBERG David T. Feinberg	Director	August 10, 2012
/s/ STEVEN C. GOOD Steven C. Good	Director	August 10, 2012
/s/ MEYER LUSKIN Meyer Luskin	Director	August 10, 2012

II-1

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION
3.1	Certificate of Incorporation of OSI Systems, Inc. (1)
3.2	Bylaws of OSI Systems, Inc. (1)
4.1	Form of Common Stock Certificate (1)
10.1†	OSI Systems, Inc. Deferred Compensation Plan (2)
10.2†	OSI Systems, Inc. Nonqualified Defined Benefit Plan (3)
10.3†	OSI Systems, Inc. 2008 Employee Stock Purchase Plan (4)
10.4†	Form of Indemnification Agreement for Directors and Executive Officers of OSI Systems, Inc. (5)
10.5	Credit Agreement dated October 15, 2010, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (6)
10.6	First Amendment to Credit Agreement dated November 10, 2011, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (7)
10.7	Second Amendment to Credit Agreement dated December 15, 2011, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (8)
10.8	Third Amendment to Credit Agreement dated April 10, 2012, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (9)
10.9†	Amended and Restated 2006 Equity Participation Plan of OSI Systems, Inc. (10)
10.10†	Employment Agreement effective as of January 1, 2012 between Deepak Chopra and OSI Systems, Inc. (11)
10.11†	Employment Agreement effective as of January 1, 2012 between Alan Edrick and OSI Systems, Inc. (11)
10.12†	Employment Agreement effective as of January 1, 2012 between Ajay Mehra and OSI Systems, Inc. (11)
10.13†	Employment Agreement effective as of January 1, 2012 between Victor Sze and OSI Systems, Inc. (11)
10.14†	Employment Agreement effective as of January 1, 2012 between Manoocher Mansouri and OSI Systems, Inc. (11)
10.15†	Retirement Benefit Award Agreement effective as of January 1, 2012 between Deepak Chopra and OSI Systems, Inc. (12)
14.1	OSI Systems, Inc. Code of Ethics and Conduct (13)
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification Pursuant to Section 302
31.2*	Certification Pursuant to Section 302
32.1*	Certification Pursuant to Section 906
32.2*	Certification Pursuant to Section 906
101.INS	XBRL Instance Document (14)

No.	EXHIBIT DESCRIPTION
101.SCH	XBRL Taxonomy Extension Schema Document (14)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (14)
101.DEF	XBRL Extension Definition (14)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (14)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (14)

*
Filed herewith
†
Denotes a management contract or compensatory plan or arrangement.
(1)
Previously filed with our Current Report on Form 8-K filed on March 8, 2010.
(2)
Previously filed with our Current Report on Form 8-K filed on June 16, 2008.
(3)
Previously filed with our Current Report on Form 8-K filed on October 10, 2008.
(4)
Previously filed with our Proxy Statement on Schedule 14A filed on October 14, 2008.
(5)
Previously filed with our Annual Report on Form 10-K filed on August 27, 2010.
(6)
Previously filed with our Current Report on Form 8-K filed on October 19, 2010.
(7)
Previously filed with our Current Report on Form 8-K filed on November 10, 2011.
(8)
Previously filed with our Quarterly Report on Form 10-Q filed on January 25, 2012.
(9)
Previously filed with our Current Report on Form 8-K filed on April 11, 2012.
(10)
Previously filed with our Current Report on Form 8-K filed on December 1, 2010.
(11)
Previously filed with our Current Report on Form 8-K filed on April 6, 2012.
(12)
Previously filed with our Current Report on Form 8-K filed on May 1, 2012.
(13)
Previously filed with our Quarterly Report on Form 10-Q filed on October 26, 2011.
(14)
XBRL information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.