Form 10-Q
period 2012-09-30
OSI SYSTEMS INC
filed 2012-10-24
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 23, 2012, there were 19,990,702 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30,	September 30,
	2012	2012
ASSETS
Current Assets:
Cash and cash equivalents	$91,452	$73,707
Accounts receivable, net of allowance for doubtful accounts of $5,054 and $5,300 as of June 30, 2012 and September 30, 2012, respectively	156,867	146,784
Inventories	195,178	195,388
Deferred income taxes	19,205	19,067
Prepaid expenses and other current assets	20,411	20,181
Total current assets	483,113	455,127
Property and equipment, net	111,664	172,522
Goodwill	82,149	82,435
Intangible assets, net	37,742	38,404
Other assets	35,228	38,237
Total assets	$749,896	$786,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$215	$1,677
Accounts payable	56,422	85,325
Accrued payroll and related expenses	24,749	20,199
Advances from customers	22,677	20,733
Accrued warranties	17,562	16,919
Deferred revenue	20,194	17,321
Other accrued expenses and current liabilities	18,830	19,857
Total current liabilities	160,649	182,031
Long-term debt	2,467	12,161
Advances from customers	100,000	93,750
Other long-term liabilities	52,661	56,415
Total liabilities	315,777	344,357
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.001 par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value—authorized, 100,000,000 shares; issued and outstanding, 19,821,064 at June 30, 2012 and 19,990,702 shares at September 30, 2012	282,756	279,809
Retained earnings	155,651	161,990
Accumulated other comprehensive income (loss)	(4,288)	569
Total stockholders’ equity	434,119	442,368
Total liabilities and stockholders’ equity	$749,896	$786,725

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2011	2012
Net revenues:
Products	$133,906	$148,864
Services	27,411	32,830
Total net revenues	161,317	181,694
Cost of goods sold:
Products	89,868	98,932
Services	18,592	21,407
Total cost of goods sold	108,460	120,339
Gross profit	52,857	61,355
Operating expenses:
Selling, general and administrative expenses	34,367	39,925
Research and development	10,880	11,316
Total operating expenses	45,247	51,241
Income from operations	7,610	10,114
Interest and other expense, net	(799)	(1,097)
Income before income taxes	6,811	9,017
Provision for income taxes	2,050	2,678
Net income	$4,761	$6,339

Net income per share:
Basic	$0.24	$0.32
Diluted	$0.24	$0.31
Shares used in per share calculation:
Basic	19,576	19,906
Diluted	20,089	20,571

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2011	2012
Net income	$4,761	$6,339
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,260)	5,311
Other	270	(454)
Other comprehensive income (loss)	(2,990)	4,857
Comprehensive income	$1,771	$11,196

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2011	2012
Cash flows from operating activities:
Net income	$4,761	$6,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,832	4,907
Stock based compensation expense	1,511	3,533
Provision for losses on accounts receivable	305	294
Equity in earnings of unconsolidated affiliates	(44)	(13)
Deferred income taxes	(176)	140
Other	13	1
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	5,553	11,190
Inventories	(16,579)	2,286
Prepaid expenses and other current assets	5,691	2,318
Accounts payable	5,163	28,055
Accrued payroll and related expenses	(6,805)	(4,656)
Advances from customers	5,421	(8,954)
Accrued warranties	37	(831)
Deferred revenue	(2,433)	(2,077)
Other accrued expenses and current liabilities	2,744	(155)
Net cash provided by operating activities	9,994	42,377
Cash flows from investing activities:
Acquisition of property and equipment	(3,148)	(62,718)
Acquisition of businesses	(3,189)	(1,897)
Acquisition of intangible and other assets	(869)	(1,416)
Net cash used in investing activities	(7,206)	(66,031)
Cash flows from financing activities:
Proceeds from long-term debt	—	11,100
Payments on long-term debt	(55)	(55)
Proceeds from exercise of stock options and employee stock purchase plan	1,109	2,951
Repurchase of common shares	—	(9,431)
Net cash provided by financing activities	1,054	4,565
Effect of exchange rate changes on cash	(1,098)	1,344
Net increase (decrease) in cash and cash equivalents	2,744	(17,745)
Cash and cash equivalents-beginning of period	55,619	91,452
Cash and cash equivalents-end of period	$58,363	$73,707
Supplemental disclosure of cash flow information:
Cash paid (refunded), net during the period for:
Interest	$950	$129
Income taxes	$(479)	$1,450

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

The Company has three operating divisions: (i) Security, providing security and inspection systems, turnkey security screening solutions and related services; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems, and related services; and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare divisions, as well as to external original equipment manufacturer clients for applications in the defense, aerospace, medical and industrial markets, among others.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method.  Stock options to purchase a total of 0.1 million shares of common stock for the three months ended September 30, 2011 were not included in diluted earnings per share calculations because to do so would have been antidilutive, while no such shares were excluded from the calculations for the three months ended September 30, 2012.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2011	2012
Net income for diluted earnings per share calculation	$4,761	$6,339

Weighted average shares for basic earnings per share calculation	19,576	19,906
Dilutive effect of stock awards	513	665
Weighted average shares for diluted earnings per share calculation	20,089	20,571

Basic net income per share	$0.24	$0.32
Diluted net income per share	$0.24	$0.31

Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of approximately three months or less as of the acquisition date to be cash equivalents.

Components of cash and cash equivalents consisted of:

	June 30, 2012	September 30, 2012
Cash in bank	$47,402	$63,191
Money market	34,063	7,016
Commercial paper	9,987	3,500
Total	$91,452	$73,707

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that all of its marketable securities fall into the “Level 1” category, which values assets and liabilities at the quoted prices in active markets for identical assets and liabilities; while the Company’s derivative instruments fall into the “Level 2” category, which values assets and liabilities from observable inputs other than quoted market prices. There were no assets or liabilities where “Level 3” valuation techniques were used, and there were no assets and liabilities measured at fair value on a non-recurring basis.

The fair values of the Company’s assets (liabilities) were:

	June 30, 2012	September 30, 2012
Level 1	$10,955	$12,191
Level 2	13	(24)
Total	$10,968	$12,167

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As of September 30, 2012, the Company had outstanding foreign currency forward contracts of approximately $6.2 million.  The foreign exchange contracts do not meet the criteria as an effective cash flow hedge.  Therefore, the net gain (loss) is reported in Interest expense and other income, net in the condensed consolidated statement of operations.  The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to variable, LIBOR-based debt for the duration of the term loan.

The interest rate swap matures in October 2019.  The interest rate swap is considered an effective cash flow hedge, and, as a result, the net gains or losses on such instrument were reported as a component of other comprehensive income in the condensed consolidated financial statements and are reclassified as net earnings when the hedge transaction settles.

Revenue Recognition

The Company recognizes revenue from sales of products upon shipment when title and risk of loss passes, and when terms are fixed and collection is probable. Revenue from services includes after-market services, installation and implementation of products, and turnkey security screening services.  The portion of revenue for the sale attributable to installation is deferred and recognized when the installation service is provided. In an instance where terms of sale include subjective customer acceptance criteria, revenue is deferred until the Company has achieved the acceptance criteria. Concurrent with the shipment of the product, the Company accrues estimated product return reserves and warranty expenses. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognized. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product under warranty.

Revenue from certain fixed-fee turnkey services agreements is recognized based upon proportional performance, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. The impact of changes in the estimated hours to service the agreement is reflected in the period during which the change becomes known.

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

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2012	September 30, 2012
Inventories, net
Raw materials	$103,747	$108,548
Work-in-process	28,096	27,022
Finished goods	63,335	59,818
Total	$195,178	$195,388

	June 30, 2012	September 30, 2012
Property and equipment, net
Land	$5,193	$8,126
Buildings	13,597	24,917
Leasehold improvements	12,385	11,569
Equipment and tooling	74,789	105,103
Furniture and fixtures	3,982	4,119
Computer equipment	13,937	15,316
Computer software	15,245	15,480
Construction in process	52,269	68,523
Total	191,397	253,153
Less: accumulated depreciation and amortization	(79,733)	(80,631)
Property and equipment, net	$111,664	$172,522

Construction in process includes costs primarily related to the construction of equipment and infrastructure associated with a program in Mexico.

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the three month period ended September 30, 2012 are as follows (in thousands):

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Consolidated
Balance as of June 30, 2012	$27,583	$35,887	$18,679	$82,149
Goodwill acquired or adjusted during the period	—	—	—	—
Foreign currency translation adjustment	140	149	(3)	286
Balance as of September 30, 2012	$27,723	$36,036	$18,676	$82,435

Intangible assets consisted of the following (in thousands):

		June 30, 2012			September 30, 2012
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$15,175	$4,140	$11,035	$16,686	$4,391	$12,295
Patents	15 years	4,259	526	3,733	4,497	559	3,938
Core technology	10 years	2,093	1,548	545	2,181	1,667	514
Developed technology	12 years	20,022	12,560	7,462	20,072	13,103	6,969
Customer relationships/backlog	8 years	11,955	7,611	4,344	8,778	4,754	4,024
Total amortizable assets		53,504	26,385	27,119	52,214	24,474	27,740
Non-amortizable assets:
Trademarks		10,623	—	10,623	10,664	—	10,664
Total intangible assets		$64,127	$26,385	$37,742	$62,878	$24,474	$38,404

Amortization expense related to intangibles assets was $1.1 million and $1.2 million for the three months ended September 30, 2011 and 2012, respectively. At September 30, 2012, the estimated future amortization expense was as follows (in thousands):

2013 (remaining 9 months)	$3,340
2014	3,835
2015	2,343
2016	2,100
2017	1,742
2018	1,038
2019 and thereafter	13,342
Total	$27,740

4. Borrowings

The Company has a $425 million credit agreement maturing November 2016. The credit agreement consists of a $425 million revolving credit facility, including a $375 million sub-limit for letters of credit. The Company has the ability to increase the facility by $100 million under certain circumstances. Borrowings under this facility bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 1.5% as of September 30, 2012. This margin is determined by the Company’s consolidated leverage ratio and may range from 1.5% to 2.0%. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.25%. The Company’s borrowings under the credit agreement are guaranteed by the Company’s U.S. based subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of September 30, 2012, there were no borrowings under the revolving credit facility and letters-of-credit outstanding totaled $193.0 million.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of September 30, 2012, $10.7 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of September 30, 2012, the total amount available under these credit facilities was $34.1 million, with a total cash borrowing sub-limit of $4.2 million.

In September 2012, the Company entered into a term loan agreement for $11.1 million to fund the acquisition of land and a building in the state of Washington.  The loan is payable over seven years and bears interest at LIBOR plus 1.25%, which is payable on a monthly basis.  Concurrent with entering into the floating rate loan, the Company entered into an interest rate swap agreement that effectively locks the interest rate of the loan to 2.2% per annum for the term of the loan.

In fiscal 2005, the Company entered into a bank loan of $5.3 million to fund the acquisition of land and buildings in the U.K. The loan is payable over a 20-year period. The loan bears interest at LIBOR plus 1.2%, payable on a quarterly basis. As of September 30, 2012, $2.7 million remained outstanding under this loan at an interest rate of 1.88% per annum.

Long-term debt consisted of the following (in thousands):

	June 30, 2012	September 30, 2012
Twenty-year term loan due in 2025	$2,682	$2,738
Seven-year term loan due in 2020	—	11,100
	2,682	13,838
Less current portion of long-term debt	215	1,677
Long-term portion of debt	$2,467	$12,161

5. Stock-based Compensation

As of September 30, 2012, the Company maintained an equity participation plan and an employee stock purchase plan.

The Company recorded stock-based-compensation expense in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,
	2011	2012
Cost of goods sold	$118	$136
Selling, general and administrative	1,330	3,332
Research and development	63	63
Stock-based compensation expense before taxes	$1,511	$3,531
Less: related income tax benefit	533	1,335
Stock-based compensation expense, net of estimated taxes	$978	$2,196

The following table summarizes stock-based compensation plan activity during the three months ended September 30, 2012:

			Stock Option Activity				Restricted Stock Activity
	Shares Available for Grant		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)	Shares	Weighted Average Grant Date Fair Value
Balance as of June 30, 2012	1,090,876		1,059,397	$23.01	7.2 years	$42,729	580,468	$28.93
Restricted stock shares granted	(234,941)						234,941	57.63
Restricted stock shares vested							(145,136)	27.80
Stock options granted	(10,000)		10,000	61.99
Stock options exercised	116,905	(1)	(108,722)	14.49
Stock options forfeited and cancelled	1,158		(1,158)	16.72
Restricted stock shares forfeited and cancelled	3,526						(3,526)	31.71
Balance as of September 30, 2012	967,524	(2)	959,517	$24.39	7.2 years	$51,290	666,747	$39.28

(1)         These shares were returned to the shares available for grant pool as they were shares used for net settlement to cover option cost and tax obligations.

(2)         Of the 967,524 shares available for grant, 525,757 shares may be granted in the form of restricted stock.

As of September 30, 2012, total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted was approximately $24.3 million. The Company expects to recognize these costs over a weighted-average period of 2.3 years.

6. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended September 30,
	2011	2012
Service cost	$157	$278
Amortization of prior service cost	112	230
Net periodic pension expense	$269	$508

For both the three months ended September 30, 2011 and 2012, the Company made contributions of $0.1 million to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For the three months ended September 30, 2011 and 2012, the Company made contributions of $1.1 million and $1.0 million, respectively, to these defined contribution plans.

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

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones. The maximum amount of such payments under arrangements with contingent consideration caps is $63 million. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing the technology of CXR Limited, a company acquired in 2004.  For acquisitions that occurred prior to fiscal year 2010, which were accounted for under Statement of Financial Accounting Standards 141, “Business Combinations,” the Company accounts for such contingent payments as an addition to the purchase price of the acquired business. For acquisitions accounted for under Accounting Standards Codification 805, “Business Combinations” (“ASC 805”), the estimated fair value of these obligations is recorded as a liability in the condensed consolidated balance sheets with subsequent revisions reflected in the condensed consolidated statements of operations. As of September 30, 2012, pursuant to ASC 805, $20.8 million of contingent payment obligations are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

Advances from Customers

The Company receives advances from customers associated with certain projects.  In fiscal 2012, the Company entered into an agreement with the Mexican government to provide a turnkey security screening solution along the country’s borders, and in its ports and airports.  Associated with the agreement, the Company was provided an advance totaling $100 million.  The Company is obligated to provide a guarantee until the advance has been earned.

Environmental Contingencies

The Company is subject to various environmental laws. The Company’s practice is to conduct appropriate environmental investigations for each of its properties in the United States at which the Company manufactures products in order to identify, as of the date of such report, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, the Company has conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

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

The Company has not accrued for loss contingencies relating to the above environmental matter because it believes that, although an unfavorable outcome may be possible, it is not considered by the Company’s management to be probable and reasonably estimable.  If this matter is resolved in a manner adverse to the Company, the impact on the Company’s results of operations, financial position and/or liquidity could be material.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended September 30,
	2011	2012
Balance at beginning of period	$14,530	$17,562
Additions	834	632
Reductions for warranty repair costs and adjustments	(926)	(1,275)
Balance at end of period	$14,438	$16,919

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

9. Segment Information

The Company has determined that it operates in three identifiable industry segments, (a) security and inspection systems (Security division), (b) medical monitoring and anesthesia systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). The Company also has a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses; expenses related to stock issuances; and legal and audit and other professional service fees not allocated to product segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the businesses of the Optoelectronics and Manufacturing division primarily supplies components and subsystems to original equipment manufacturers, including to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values.  All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies of the Form 10-K for the fiscal year ended June 30, 2012.

The following tables present the operations and identifiable assets by industry segment (in thousands):

	Three Months Ended September 30,
	2011	2012
Revenues — by Segment:
Security division	$72,597	$82,916
Healthcare division	46,520	51,581
Optoelectronics and Manufacturing division, including intersegment revenues	53,091	57,147
Intersegment revenues elimination	(10,891)	(9,950)
Total	$161,317	$181,694
Revenues — by Geography:
Americas	$107,822	$118,480
Europe	35,340	43,818
Asia	29,046	29,346
Intersegment revenues elimination	(10,891)	(9,950)
Total	$161,317	$181,694

	Three Months Ended September 30,
	2011	2012
Operating income (loss) — by Segment:
Security division	$3,845	$4,465
Healthcare division	2,398	3,881
Optoelectronics and Manufacturing division	4,938	4,833
Corporate	(3,307)	(3,249)
Eliminations (1)	(264)	184
Total	$7,610	$10,114

	June 30, 2012	September 30, 2012
Assets — by Segment:
Security division	$351,668	$390,621
Healthcare division	162,583	159,658
Optoelectronics and Manufacturing division	132,281	144,515
Corporate	109,405	98,728
Eliminations (1)	(6,041)	(6,797)
Total	$749,896	$786,725

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives and future financial position, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “believe,” “expect,” “may,” “could,” “likely to,” “should,” or “will,” or by discussions of strategy that involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Statements in this Quarterly Report on Form 10-Q that are forward-looking are based on current expectations and actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2012.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that, if implemented, would impact us materially.

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

Security Division. Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. and foreign government agencies, and provide turnkey security screening solutions. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 46% and 45% of our total consolidated revenues for the three months ended September 30, 2012 and 2011, respectively.

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

During our third quarter of fiscal 2012, our Security division won a six-year agreement with the Mexican government to provide a turnkey security screening solution along the country’s borders, and in its ports and airports.  We have begun recognizing revenue under this agreement and the results are reported as part of the service revenues.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital.  Revenues from our Healthcare division accounted for 28% and 29% of our total consolidated revenues for the three months ended September 30, 2012 and 2011, respectively.

The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. We also believe that the worldwide economic slowdown has caused some hospitals and healthcare providers to delay purchases of our products and services.  During this period of uncertainty, we anticipated lower sales of patient monitoring, diagnostic cardiology and anesthesia systems products than what we had historically experienced, which negatively impacted our sales. Although there are indications that a recovery is underway, we cannot predict when the markets will fully recover and, therefore, when this period of delayed and diminished purchasing will end. A prolonged delay could have a material adverse effect on our business, financial condition and results of operations.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems and renewable energy. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. External revenues from our Optoelectronics and Manufacturing division accounted for 26% of our total consolidated revenues for both the three months ended September 30, 2012 and 2011.

Results of Operations for the Three Months Ended September 30, 2012 (Q1 2013) Compared to Three Months Ended September 30, 2011 (Q1 2012) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

	Q1 2012	% of Net Sales	Q1 2013	% of Net Sales	$ Change	% Change
Security division	$72.6	45%	$82.9	46%	$10.3	14%
Healthcare division	46.5	29%	51.6	28%	5.1	11%
Optoelectronics and Manufacturing division	53.1	33%	57.1	31%	4.0	8%
Intersegment revenues	(10.9)	(7)%	(9.9)	(5)%	1.0	(9)%
Total revenues	$161.3		$181.7		$20.4	13%

Revenues for the Security division for the three months ended September 30, 2012 increased $10.3 million, or 14%, to $82.9 million, from $72.6 million for the comparable prior-year period. The increase was attributable to: (i) a $6.4 million or 19% increase in sales of our conventional equipment, primarily in baggage and parcel inspection lines; and (ii) a $4.1 million increase in the sales of radiation and nuclear sensing products.

Revenues for the Healthcare division for the three months ended September 30, 2012 increased $5.1 million, or 11%, to $51.6 million, from $46.5 million for the comparable prior-year period. The increase was primarily attributable to a $4.8 million, or 14%, increase in patient monitoring revenues primarily in North America as the economy continued to improve and the market has responded favorably to recently launched new product offerings.

Revenues for the Optoelectronics and Manufacturing division for the three months ended September 30, 2012 increased $4.0 million, or 8%, to $57.1 million, from $53.1 million for the comparable prior-year period. This change was driven by strength in our contract manufacturing sales driven by new customers.  The Optoelectronics and Manufacturing division recorded intersegment sales of $9.9 million, compared to $10.9 million in the comparable prior-year period.  Such intersegment sales are eliminated in consolidation.

Gross Profit

	Q1 2012	% of Net Sales	Q1 2013	% of Net Sales
Gross profit	$52.9	32.8%	$61.4	33.8%

Gross profit increased $8.5 million, or 16%, to $61.4 million for the three months ended September 30, 2012, from $52.9 million for the comparable prior-year period and was primarily attributable to a 13% increase is sales.  The gross margin increased to 33.8% in the three months ended September 30, 2012, from 32.8% for the comparable prior-year period.  The increase was primarily attributable to the favorable sales mix in our Security division and strong healthcare sales which carry higher gross margins than our other two divisions partially offset by a reduced gross margin in our Optoelectronics and Manufacturing division due to an unfavorable sales mix.

Operating Expenses

	Q1 2012	% of Net Sales	Q1 2013	% of Net Sales	$ Change	% Change
Selling, general and administrative	$34.4	21.3%	$39.9	22.0%	$5.5	16%
Research and development	10.9	6.8%	11.3	6.2%	0.4	4%
Total operating expenses	$45.3	28.1%	$51.2	28.2%	$5.9	13%

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended September 30, 2012, SG&A expenses increased by $5.5 million, or 16%, to $39.9 million, from $34.4 million for the comparable prior-year period. This increase was primarily attributable to an increase in costs to support the strong sales growth as well as incremental costs in our Security division in support of our operations related to the aforementioned program in Mexico.  As a percentage of revenue, SG&A expenses were 22.0% for the three months ended September 30, 2012, compared to 21.3% for the comparable prior-year period.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. For the three months ended September 30, 2012, such expenses increased $0.4 million, or 4%, to $11.3 million, from $10.9 million for the comparable prior-year period. As a percentage of revenues, R&D expenses were 6.2% for the three months ended September 30, 2012, compared to 6.8% for the comparable prior-year period. The increase in R&D expenses for the three month period ended September 30, 2012, was primarily attributable to an increase in spending in our Security division in support of new product introductions.

Other Income and Expenses

	Q1 2012	% of Net Sales	Q1 2013	% of Net Sales	$ Change	% Change
Interest and other expense, net	$0.8	0.5%	$1.1	0.6%	$0.3	38%

Interest and other expense, net.  For the three months ended September 30, 2012, interest and other expense, net amounted to $(1.1) million as compared to $(0.8) million in the comparable prior-year period.  The increase was mainly due to higher utilization of the letters-of-credit facility in the three months ended September 30, 2012 compared to the comparable prior-year period.

Income taxes.  For the three months ended September 30, 2012, our income tax provision was $2.7 million, compared to $2.0 million for the comparable prior-year period. Our effective tax rate for the three months ended September 30, 2012 was 29.7%, as compared to 30.1% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among countries as well as due to the impact of permanent taxable differences.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flow from operations and our credit facilities. Cash and cash equivalents totaled $73.7 million at September 30, 2012, a decrease of $17.7 million from $91.5 million at June 30, 2012. The changes in our working capital and cash and cash equivalent balances during the three months ended September 30, 2012 are described below.

(in millions)	June 30, 2012	September 30, 2012	% Change
Working capital	$322.5	$273.1	(15)%
Cash and cash equivalents	91.5	73.7	(19)%

Working Capital. During the three months ended September 30, 2012, the Company utilized significant working capital to acquire a new headquarters and manufacturing facility for our Healthcare division and to prepare for our turnkey screening solutions program in Mexico.  Specific fluctuations in components of working capital included decreases due to: (i) a $28.9 million increase in accounts payable; (ii) a $17.7 million decrease in cash and cash equivalents; and (iii) a $10.1 million reduction in accounts receivable, reflecting the volatility of collections as a result of seasonality of sales.  These decreases were partially offset by (i) decreases in accrued payroll and employee benefits of $4.6 million and; (ii) a decrease in other accrued expenses and current liabilities of $3.7 million.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	% Change
Cash provided by operating activities	$10.0	$42.4	324%
Cash used in investing activities	(7.2)	(66.0)	817%
Cash provided by financing activities	1.1	4.6	318%

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, tax timing differences, and other items can significantly impact cash flows. Net cash provided by operations for the three months ended September 30, 2012, was $42.4 million, an increase of $32.4 million as compared to the $10.0 million generated in the comparable prior-year period. This increase was primarily due to the favorable fluctuation in the changes in working capital components in the current-year period versus the prior-year period, including: (i) $22.9 million from accounts payable; (ii) $18.9 million from inventory; (iii) $5.6 million from changes in accounts receivables; (iv) $2.1 million from accrued payroll and related expenses; and (v) an increase in our net income of $4.0 million, after giving consideration to various adjustments to net income for non-operating cash items, including depreciation and amortization, stock-based compensation, deferred taxes and provision for losses on accounts receivable, among others, for both periods.  These favorable changes in cash flows from operating activities were partially offset by an unfavorable change of (i) $14.4 million from advances from customers and; (ii) $7.6 million in other accrued expenses and current liabilities.

Cash Used in Investing Activities. Net cash used in investing activities was $66.0 million for the three months ended September 30, 2012, an increase of $58.8 million as compared to $7.2 million used for the three months ended September 30, 2011.  During the three months ended September 30, 2012, we invested $62.7 million in capital expenditures compared to $3.2 million during the comparable prior-year period.  This increase is primarily a result of the preparation of the program in Mexico and the purchase of a new building to serve as the future headquarters for our Healthcare division. In the three months ended September 30, 2012, we also used cash of $1.9 million for acquisitions of businesses as compared to $3.2 million expended in the comparable prior-year period.

Cash Provided by Financing Activities. Net cash provided by financing activities was $4.6 million for the three months ended September 30, 2012, compared to $1.1 million for the three months ended September 30, 2011. During the three months ended September 30, 2012, we entered into a new $11.1 million loan to acquire property in Washington State for our Healthcare division.  During the three months ended September 30, 2012, we received $3.0 million in net proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan compared to $1.1 million in the prior year.  In addition, during the three months ended September 30, 2012, we used $9.4 million to repurchase shares of our common stock under our stock repurchase program and settle tax obligations arising out of our stock plans.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $13.8 million at September 30, 2012, an increase of $11.1 million from $2.7 million at June 30, 2012. See Note 4 to the condensed consolidated financial statements for further discussion.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to 3,000,000 shares of our common stock.  This program does not have an expiration date.  Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

The following table presents the shares acquired during the quarter ended September 30, 2012:

	Total number of shares (or units) purchased		Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2012 to July 31, 2012	—		—	—	585,772
August 1, 2012 to August 31, 2012	78,603	(2)	$73.12	—	585,772
September 1, 2012 to September 30, 2012	49,647	(3)	$74.19	11,345	574,427
	128,250		$73.54	11,345

(1)         In March 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares.  In September 2004, our Board of Directors authorized an additional 1,000,000 shares for repurchase pursuant to this program.

(2)         Includes a total of 58,206 shares, which were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted stock and the exercising of stock options.  In addition, 20,397 shares were tendered to cover the option cost obligation.

(3)         Includes a total of 38,302 shares, which were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

Dividend Policy

We have not paid cash dividends on our common stock in the past and have no plans to do so in the foreseeable future.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.  See Note 7 to the condensed consolidated financial statements for further discussion regarding significant changes in those obligations during the first three months of fiscal 2013.

Off Balance Sheet Arrangements

As of September 30, 2012, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the three months ended September 30, 2012, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Foreign Currency Exchange Risk

We maintain the accounts of our operations in each of the following countries in the following currencies: Finland, France, Germany, Italy and Greece (Euros), Singapore (U.S. dollars), Malaysia (U.S. dollars), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), Hong Kong (Hong Kong dollars), China (Chinese yuan), Canada (Canadian dollars), Mexico (Mexican pesos and U.S. dollars), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (AOCI). Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a loss of $0.1 million and a loss of $0.5 million during the three months ended September 30, 2011 and 2012, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $2 million in the first quarter of fiscal 2013. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $2 million in the first quarter of fiscal 2013.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts and an interest swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had foreign currency forward contracts of approximately $6.2 million and an interest rate swap of $11 million outstanding as of September 30, 2012.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three months ended September 30, 2012.

Interest Rate Risk

We classify all highly liquid investments with maturity of three months or less as cash equivalents and record them in the balance sheet at fair value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2012, the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various claims and legal proceedings arising out of the ordinary course of business. In our opinion, after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, future results of operations or cash flows.

Item 1A. Risk Factors

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012, which describe various risks and uncertainties to which we are or may become subject. There have been no material changes to the risk factors included in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — See Stock Repurchase Program discussion under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — None

Item 5. Other Information — None

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 24th day of October 2012.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and
Chief Financial Officer