Form 10-Q
period 2012-12-31
OSI SYSTEMS INC
filed 2013-01-25
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 23, 2013, there were 20,053,898 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.                                  Condensed Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2012	2012
ASSETS
Current Assets:
Cash and cash equivalents	$91,452	$46,850
Accounts receivable, net of allowance for doubtful accounts of $5,054 and $5,425 as of June 30, 2012 and December 31, 2012, respectively	156,867	140,023
Inventories	195,178	204,599
Deferred income taxes	19,205	19,002
Prepaid expenses and other current assets	20,411	36,086
Total current assets	483,113	446,560
Property and equipment, net	111,664	223,057
Goodwill	82,149	84,024
Intangible assets, net	37,742	37,460
Other assets	35,228	22,584

Total assets	$749,896	$813,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$—	$15,000
Current portion of long term debt	215	1,808
Accounts payable	56,422	95,065
Accrued payroll and employee benefits	24,749	19,974
Advances from customers	22,677	21,959
Accrued warranties	17,562	15,012
Deferred revenue	20,194	16,389
Other accrued expenses and current liabilities	18,830	20,128
Total current liabilities	160,649	205,335
Long-term debt	2,467	11,700
Advances from customers	100,000	87,500
Other long-term liabilities	52,661	54,074

Total liabilities	315,777	358,609
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.001 par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value—authorized, 100,000,000 shares; issued and outstanding, 19,821,064 at June 30, 2012 and 20,012,872 shares at December 31, 2012	282,756	280,553
Retained earnings	155,651	174,411
Accumulated other comprehensive income (loss)	(4,288)	112
Total stockholders’ equity	434,119	455,076
Total liabilities and stockholders’ equity	$749,896	$813,685

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2012	2011	2012
Net revenues:
Products	$160,892	$145,086	$294,798	$293,950
Services	27,101	48,963	54,512	81,793
Total net revenues	187,993	194,049	349,310	375,743
Cost of goods sold:
Products	103,212	93,900	193,080	192,832
Services	18,957	30,061	37,549	51,468
Total cost of goods sold	122,169	123,961	230,629	244,300
Gross profit	65,824	70,088	118,681	131,443
Operating expenses:
Selling, general and administrative	35,979	36,829	70,346	76,754
Research and development	11,546	11,858	22,426	23,174
Impairment, restructuring and other charges	—	2,723	—	2,723
Total operating expenses	47,525	51,410	92,772	102,651
Income from operations	18,299	18,678	25,909	28,792
Interest expense and other income, net	(721)	(1,385)	(1,520)	(2,482)
Income before income taxes	17,578	17,293	24,389	26,310
Provision for income taxes	5,277	4,872	7,327	7,550
Net income	$12,301	$12,421	$17,062	$18,760

Net income per share:
Basic	$0.62	$0.62	$0.87	$0.94
Diluted	$0.61	$0.60	$0.85	$0.91
Shares used in per share calculation:
Basic	19,685	19,999	19,630	19,952
Diluted	20,237	20,609	20,161	20,589

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2012	2011	2012
Net income	$12,301	$12,421	$17,062	$18,760
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,132)	(571)	(5,393)	4,739
Other	(261)	114	10	(339)
Other comprehensive income (loss)	(2,393)	(457)	(5,383)	4,400
Comprehensive income	$9,908	$11,964	$11,679	$23,160

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Six Months Ended December 31,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,062	$18,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,741	10,809
Stock based compensation expense	3,462	7,147
Provision for losses on accounts receivable	227	445
Equity in (earnings) loss of unconsolidated affiliates	(119)	51
Deferred income taxes	(168)	212
Other	28	131
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(10,049)	17,663
Inventories	(38,112)	(6,985)
Prepaid expenses and other current assets	10,537	11,373
Accounts payable	22,415	37,876
Accrued payroll and related expenses	(5,745)	(4,874)
Advances from customers	4,175	(13,900)
Accrued warranties	1,050	(2,728)
Deferred revenue	(717)	(3,567)
Other accrued expenses and current liabilities	(1,303)	(9,597)
Net cash provided by operating activities	12,484	62,816
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(9,083)	(117,616)
Acquisition of businesses, net of cash acquired	(3,189)	(5,787)
Acquisition of intangible and other assets	(1,794)	(2,039)
Net cash used in investing activities	(14,066)	(125,442)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings of bank lines of credit	—	15,000
Proceeds from long-term debt	—	11,100
Payments on long-term debt	(108)	(375)
Proceeds from exercise of stock options and employee stock purchase plan	2,194	2,974
Repurchase of common shares	(1,770)	(12,325)
Net cash provided by financing activities	316	16,374
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,485)	1,650
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,751)	(44,602)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	55,619	91,452
CASH AND CASH EQUIVALENTS - END OF PERIOD	$52,868	$46,850
Supplemental disclosure of cash flow information:
Interest paid	$1,559	$1,858
Income taxes paid	$1,125	$5,615

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

Through its Security division, the Company designs, manufactures, markets and services security and inspection systems globally, and provides turnkey security screening solutions. The Security division’s products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband, and to screen people. These products and services are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

Through its Healthcare division, the Company designs, manufactures, markets and services patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems globally. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians’ offices, medical clinics and ambulatory surgery centers.

Through its Optoelectronics and Manufacturing division, the Company designs, manufactures and markets optoelectronic devices and provides electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostic products, telecommunications, test and measurement devices, industrial automation systems, automotive diagnostic products and renewable energy technologies. This division provides products and services to original equipment manufacturers and end users as well as to the Company’s own Security and Healthcare divisions.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations as of the dates and for the periods presented. These unaudited quarterly condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission on August 13, 2012. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options under the treasury stock method.  Stock options to purchase a total of 0.2 million shares of common stock for the six months ended December 31, 2011 were not included in diluted earnings per share calculations because to do so would have been antidilutive, while no such shares were excluded from the calculations for the six months ended December 31, 2012 or from the calculations for the three month periods ended December 31, 2012 and 2011, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Net income available to common stockholders	$12,301	$12,421	$17,062	$18,760

Weighted average shares outstanding — basic	19,685	19,999	19,630	19,952
Dilutive effect of stock options	552	610	531	637
Weighted average shares outstanding — diluted	20,237	20,609	20,161	20,589

Basic net income per share	$0.62	$0.62	$0.87	$0.94
Diluted net income per share	$0.61	$0.60	$0.85	$0.91

Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of approximately three months or less as of the acquisition date to be cash equivalents.

Components of cash and cash equivalents consisted of:

	June 30, 2012	December 31, 2012
Cash in bank	$47,402	$46,739
Money market	34,063	111
Commercial paper	9,987	—
Total	$91,452	$46,850

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, marketable securities, derivative instruments, accounts receivable, accounts payable and debt instruments. The carrying values of financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of the Company’s long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current interest rates available to the Company.

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

The fair values of the Company’s assets (liabilities) were:

	June 30, 2012	December 31, 2012
Level 1	$10,955	$12,794
Level 2	13	(90)
Total	$10,968	$12,704

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As of December 31, 2012, the Company had outstanding foreign currency forward contracts of approximately $6.2 million.  The foreign exchange contracts do not meet the criteria as effective cash flow hedges.  Therefore, the net gain (loss) from these contracts is reported in Interest expense and other income, net in the condensed consolidated statement of operations.  An interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to variable, LIBOR-based debt for the duration of the term loan.

The interest rate swap matures in October 2019.  It is considered an effective cash flow hedge, and, as a result, the net gains or losses on such instrument were reported as a component of other comprehensive income in the condensed consolidated financial statements and are reclassified as net earnings when the hedge transaction settles.

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

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2012	December 31, 2012
Inventories, net
Raw materials	$103,747	$110,809
Work-in-process	28,096	34,970
Finished goods	63,335	58,820
Total	$195,178	$204,599

	June 30, 2012	December 31, 2012
Property and equipment
Land	$5,193	$8,569
Buildings and improvements	13,597	26,517
Leasehold improvements	12,385	9,644
Equipment and tooling	74,789	129,379
Furniture and fixtures	3,982	4,479
Computer equipment	13,937	16,851
Software	15,245	15,770
Construction in process	52,269	95,988
Total	191,397	307,197
Less: accumulated depreciation and amortization	(79,733)	(84,140)
Property and equipment, net	$111,664	$223,057

Construction in process consists primarily of costs related to infrastructure in Mexico.

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six month period ended December 31, 2012, are as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2012	$27,583	$35,887	$18,679	$82,149
Goodwill acquired or adjusted during the period	798	—	701	1,499
Foreign currency translation adjustment	247	134	(5)	376
Balance as of December 31, 2012	$28,628	$36,021	$19,375	$84,024

Intangible assets consisted of the following (in thousands):

		June 30, 2012			December 31, 2012
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$15,175	$4,140	$11,035	$15,995	$4,541	$11,454
Patents	15 years	4,259	526	3,733	4,892	586	4,306
Core technology	10 years	2,093	1,548	545	2,172	1,715	457
Developed technology	12 years	20,022	12,560	7,462	20,067	13,619	6,448
Customer relationships/backlog	8 years	11,955	7,611	4,344	9,178	5,044	4,134
Total amortizable assets		53,504	26,385	27,119	52,304	25,505	26,799
Non-amortizable assets:
Trademarks		10,623	—	10,623	10,661	—	10,661
Total intangible assets		$64,127	$26,385	$37,742	$62,965	$25,505	$37,460

Amortization expense related to intangibles assets was $2.3 million for each of the six months ended December 31, 2011 and 2012, and $1.1 million for each of the three months ended December 31, 2011 and 2012.  At December 31, 2012, the estimated future amortization expense was as follows (in thousands):

2013 (remaining 6 months)	$2,262
2014	3,902
2015	2,402
2016	1,742
2017	1,132
2018	1,106
2019 and thereafter	14,253
Total	$26,799

4. Borrowings

The Company has a $425 million credit agreement maturing November 2016. The credit agreement consists of a $425 million revolving credit facility, including a $375 million sub-limit for letters of credit. The Company has the ability to increase the facility by $100 million under certain circumstances. Borrowings under this facility bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 1.5% as of December 31, 2012. This margin is determined by the Company’s consolidated leverage ratio and may range from 1.5% to 2.0%. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.25%. The Company’s borrowings under the credit agreement are guaranteed by the Company’s U.S. based subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of December 31, 2012, $15 million was outstanding under the revolving credit facility and letters-of-credit outstanding totaled $182.2 million.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of December 31, 2012, $10.1 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of December 31, 2012, the total amount available under these credit facilities was $34.7 million, with a total cash borrowing sub-limit of $4.2 million.

In September 2012, the Company entered into a term loan agreement for $11.1 million to fund the acquisition of land and a building in the state of Washington.  The loan is payable over seven years and bears interest at LIBOR plus 1.25%, which is payable on a monthly basis.  Concurrent with entering into the floating rate loan, the Company entered into an interest rate swap agreement that effectively locks the interest rate of the loan to 2.2% per annum for the term of the loan. As of December 31, 2012, $10.8 million remained outstanding under this loan.

Long-term debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2012
Term loans	$2,682	$13,508
Less current portion of long-term debt	215	1,808
Long-term portion of debt	$2,467	$11,700

5. Stock-based Compensation

The Company maintains two share-based employee compensation plans: the 2012 Incentive Award Plan (2012 Plan) and the 2006 Equity Incentive Plan (2006 Plan). In September 2012, the Company’s board of directors approved the 2012 Plan, and in December 2012 the stockholders adopted the 2012 Plan, effective on December 12, 2012, which serves as the successor to the 2006 Plan and provides for the issuance of incentive and non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units (RSUs), performance shares and stock bonuses to qualified employees, directors and consultants, amongst other forms of equity. No new awards will be issued under the 2006 Plan as of the effective date of the 2012 Plan. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan.

The Company recorded stock-based-compensation expense in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Cost of goods sold	$111	$129	$229	$267
Selling, general and administrative	1,779	3,431	3,109	6,764
Research and development	60	54	124	116
Stock-based compensation expense	$1,950	$3,614	3,462	$7,147
Less: related income tax benefit	709	1,372	1,243	2,209
Stock-based compensation expense, net	$1,241	$2,242	$2,219	$4,938

As of December 31, 2012, total unrecognized compensation cost related to non-vested, share-based compensation grants was approximately $20.8 million. The Company expects to recognize these costs over a weighted-average period of 2.2 years.

The following summarizes stock option activity during the six months ended December 31, 2012:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2012	1,059,397	$23.01
Granted	10,000	$61.99
Exercised	(109,566)	$14.59
Expired or forfeited	(1,158)	$16.72
Outstanding at December 31, 2012	958,673	$24.38	6.9 years	$38,018
Exercisable at December 31, 2012	721,268	$20.20	6.3 years	$31,617

A summary of restricted stock award activity during the six months ended December 31, 2012:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2012	580,468	$28.93
Granted	236,972	57.81
Vested	(208,413)	25.42
Forfeited	(5,862)	32.59
Nonvested at June 30, 2012	603,165	$41.45

As of December 31, 2012, there were 3,855,406 shares available for grant under the 2012 Plan.  Under the terms of the 2012 Plan, RSU’s and restricted stock granted from the pool of shares available for grant on or after December 12, 2012 reduce the pool by 1.87 shares for each share granted.  RSU’s and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each share forfeited.

6. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Service cost	$198	$306	$355	$584
Amortization of prior service cost	112	230	224	460
Net periodic pension expense	$310	$536	$579	$1,044

For each of the three and six months ended December 31, 2011 and 2012, the Company made contributions of $0.1 million to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For the three months ended December 31, 2011 and 2012, the Company made contributions of $1.2 million and $0.8 million to these defined contribution plans. For the six months ended December 31, 2011 and 2012, the Company made contributions of $2.4 million and $1.8 million, respectively, to these defined contribution plans.

7. Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims and legal proceedings arising in the ordinary course of business. In the Company’s opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on its business, financial condition or results of operations.  The Company has not accrued for loss contingencies relating to such matters because the Company believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable and reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s business, financial condition or results of operations could be material.

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement of certain sales or profitability milestones from the acquired operations. The maximum amount of such payments under arrangements with contingent consideration caps is $63 million. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing the technology of a company acquired in 2004.  The Company accounts for such contingent payments as an addition to the purchase price of the acquired business for acquisitions that occurred prior to fiscal year 2010 under Statement of Financial Accounting Standards 141, “Business Combinations”.  For acquisitions from and after the 2010 fiscal year and accounted for under Accounting Standards Codification 805, “Business Combinations” (“ASC 805”), the estimated fair value of these obligations is recorded as a liability in the condensed consolidated balance sheets with subsequent revisions reflected in the condensed consolidated statements of operations. As of December 31, 2012, pursuant to ASC 805, $18.8 million of contingent payment obligations are included in Other long-term liabilities in the accompanying condensed consolidated balance sheet.

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

During one investigation, the Company discovered soil and groundwater contamination at its Hawthorne, California facility. The Company filed the requisite reports concerning this problem with the appropriate environmental authorities in fiscal 2001.  The Company has not received any response to such reports, and no agency action or litigation is presently pending nor has the Company received threats of any such action. The Company’s site was previously used by other companies for semiconductor manufacturing similar to that presently conducted on the site by the Company, and it is not presently known who is responsible for the contamination or, if required, the remediation. The groundwater contamination is a known regional problem, not limited to the Company’s premises or its immediate surroundings.  The Company has not accrued for loss contingencies relating to the above environmental matter because it believes that, although an unfavorable outcome may be possible, it is not considered by the Company’s management to be probable and reasonably estimable.  If this matter is resolved in a manner adverse to the Company, the impact on the Company’s business, financial condition and results of operations could be material.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Balance at beginning of period	$14,438	$16,919	$14,530	$17,562
Additions	1,816	58	2,650	690
Reductions for warranty repair costs and adjustments	(872)	(1,965)	(1,798)	(3,240)
Balance at end of period	$15,382	$15,012	15,382	$15,012

Other Matters

In November 2012, the Company received a “show cause” letter from the U.S. Transportation Safety Administration (TSA) regarding the Rapiscan Secure 1000SP Advanced Imaging Technology system and related Automated Target Recognition (ATR) software that were undergoing operational testing.  The Company and the TSA reached an agreement under which the Company has agreed to assist the TSA in redeploying the Secure 1000SP units previously sold to the TSA and cease software development related to ATR. The Company’s contract with the TSA for AIT systems will continue, though the Company did not sell systems to the TSA in fiscal 2012 and fiscal 2013.  The Company recorded a $2.7 million impairment and other charges for the three months ended December 31, 2012 in connection with this agreement.  The Company’s agreement with the TSA regarding the issues raised in the show cause letter does not constitute final resolution of the matter, as the issues are also subject to U.S. Department of Homeland Security (DHS) disposition.  The Company is working to complete the process with the DHS.

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

The following table presents segment and enterprise-wide information (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Revenues — by Segment:
Security division	$88,977	$91,863	$161,574	$174,779
Healthcare division	59,193	56,114	105,713	107,695
Optoelectronics and Manufacturing division, including intersegment revenues	51,359	57,277	104,450	114,424
Intersegment revenues elimination	(11,536)	(11,205)	(22,427)	(21,155)
Total	$187,993	$194,049	$349,310	$375,743

Revenues — by Geography:
Americas	$128,387	$130,779	$236,209	$249,259
Europe	38,468	41,986	73,808	85,804
Asia	32,674	32,489	61,720	61,835
Intersegment revenues elimination	(11,536)	(11,205)	(22,427)	(21,155)
Total	$187,993	$194,049	$349,310	$375,743

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Operating income (loss) — by Segment:
Security division	$8,001	$8,607	$11,846	$13,072
Healthcare division	8,325	6,915	10,723	10,796
Optoelectronics and Manufacturing division	4,451	5,457	9,389	10,290
Corporate	(2,599)	(2,438)	(5,906)	(5,687)
Eliminations (1)	121	137	(143)	321
Total	$18,299	$18,678	$25,909	$28,792

			June 30, 2012	December 31, 2012
Assets — by Segment:
Security division			$351,668	$454,817
Healthcare division			162,583	161,030
Optoelectronics and Manufacturing division			132,281	146,808
Corporate			109,405	56,750
Eliminations (1)			(6,041)	(5,720)
Total			$749,896	$813,685

(1)        Eliminations within operating income primarily reflect the change in the elimination of intercompany profit in inventory not-yet-realized. Eliminations in assets reflect the amount of intercompany profit in inventory as of the balance sheet date. Such intercompany profit is to be realized upon shipment of inventory to the external customers of the Security and Healthcare divisions.

Item 2.                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Quarterly Report on Form 10-Q  contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward looking statements relate to expectations concerning matters that are not historical facts.  Words such as “project”, “believe”, “anticipate”, “plan,”, “expect”, “intend”, “may”, “should”, “likely to”, “could”, “ will”, and “would” and small words and expressions are intended to identify forward-looking statements.  Expectations described in the forward looking statements may prove to be inaccurate, and actual results may differ materially from those reflected in such expectations.  Important factors that could cause our actual results to differ materially from those expectations are described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. and foreign government agencies, and provide turnkey security screening solutions. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 47% and 46% of our total consolidated revenues for the six months ended December 31, 2012 and 2011, respectively.

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

During our third quarter of fiscal 2012, our Security division won a six-year agreement with the Mexican government to provide a turnkey security screening solution along the country’s borders, and in its ports and airports.  We have begun recognizing revenue under this agreement reported as service revenues.

In November 2012, we received a “show cause” letter from the U.S. Transportation Safety Administration (TSA) regarding the Rapiscan Secure 1000SP Advanced Imaging Technology system and related Automated Target Recognition (ATR) software that were undergoing operational testing.  We reached an agreement with the TSA under which we have agreed to assist the TSA in redeploying the Secure 1000SP units previously sold to the TSA and cease software development related to ATR. Our contract with the TSA for AIT systems will continue, though we did not sell systems to the TSA in fiscal 2012 and fiscal 2013.  We recorded a $2.7 million impairment and other charges for the three months ended December 31, 2012 in connection with this agreement.  Our agreement with the TSA regarding the issues raised in the show cause letter does not constitute final resolution of the matter, as the issues are also subject to U.S. Department of Homeland Security (DHS) disposition.  We are working to complete the process with DHS.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital.  Revenues from our Healthcare division accounted for 29% and 30% of our total consolidated revenues for the six month periods ended December 31, 2012 and 2011, respectively.

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

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems and renewable energy. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. External revenues from our Optoelectronics and Manufacturing division accounted for 24% of our total consolidated revenues for both the six months ended December 31, 2012 and 2011.

Results of Operations for the Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	Q2 2012	% of Net Sales	Q2 2013	% of Net Sales	$ Change	% Change
Security division	$89.0	47%	$91.8	47%	$2.8	3%
Healthcare division	59.2	32%	56.1	29%	(3.1)	(5)%
Optoelectronics and Manufacturing division	39.8	21%	46.1	24%	6.3	16%
Total revenues	$188.0	100%	$194.0	100%	$6.0	3%

Total revenues for the three months ended December 31, 2012, increased $6.0 million, or 3%, to $194.0 million, from $188.0 million for the comparable prior-year period.

Revenues for the Security division for the three months ended December 31, 2012, increased $2.8 million, or 3%, to $91.8 million, from $89.0 million for the comparable prior-year period. The increase was primarily attributable to increased revenue from turnkey screening services.  The increase was primarily attributable to increased revenue from turnkey screening services, partially offset by a decrease in equipment sales.  The decrease in equipment sales resulted primarily from the fulfillment of a large contract in the prior year where we served as a prime contractor and hardware systems integrator.

Revenues for the Healthcare division for the three months ended December 31, 2012, decreased $3.1 million, or 5%, to $56.1 million, from $59.2 million for the comparable prior-year period.  The decrease was primarily attributable to decreased sales in our European and Middle Eastern region, which more than offset growth in our North American region.  Among our product lines, the overall decrease included: (i) a $1.9 million decrease in anesthesia product revenue and; (ii) a $1.1 million decrease in patient monitoring product revenues.

Revenues for the Optoelectronics and Manufacturing division for the three months ended December 31, 2012, increased by $6.3 million, or 16%, to $46.1 million, from $39.8 million for the comparable prior-year period.  This increase was attributable to an $8.1 million increase in contract manufacturing sales partially offset by a $1.8 million decrease in commercial optoelectronics sales.

Gross Profit

(in millions)	Q2 2012	% of Net Sales	Q2 2013	% of Net Sales
Gross profit	$65.8	35.0%	$70.1	36.1%

Gross profit increased $4.3 million, or 7%, to $70.1 million for the three months ended December 31, 2012, from $65.8 million for the comparable prior-year period, primarily attributable to the 3% increase in revenue and favorable revenue mix.  The gross margin increased to 36.1% from 35.0% for the comparable prior-year period.  The increase was attributable to increased revenue from turnkey screening services within our Security division, which generally provide higher margins than product sales and more than offset the impact of the reduced revenue in our Healthcare division, which has historically generated the highest gross margin across the three divisions.

Operating Expenses

(in millions)	Q2 2012	% of Net Sales	Q2 2013	% of Net Sales	$ Change	% Change
Selling, general and administrative	$36.0	19.1%	$36.8	19.0%	$0.8	2%
Research and development	11.5	6.1%	11.9	6.1%	0.4	3%
Impairment, restructuring and other charges	—	—%	2.7	1.4%	2.7	NA
Total operating expenses	$47.5	25.2%	$51.4	26.5%	$3.9	8%

Selling, general and administrative expenses.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses.  For the three months ended December 31, 2012, SG&A expenses increased by $0.8 million or 2%, to $36.8 million from $36.0 million for the comparable prior-year period.  This $0.8 million increase was primarily attributable to the cost of supporting the 3% revenue growth.  As a percentage of revenues, SG&A expenses were 19.0% for the three months ended December 31, 2012, compared to 19.1% for the comparable prior-year period.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. For the three months ended December 31, 2012, such expenses increased by $0.4 million, or 3%, to $11.9 million, from $11.5 million for the comparable prior-year period.  As a percentage of revenues, R&D expenses were 6.1% for both the three months ended December 31, 2012, and for the comparable prior-year period.

Impairment, restructuring and other charges.  In conjunction with an agreement reached with the U.S. Transportation Security Administration, we incurred non-recurring impairment and other charges of $2.7 million in our Security division during the three months ended December 31, 2012.  In the three months ended December 31, 2011 we did not incur any such charges.

Interest expense and other income, net. For the three months ended December 31, 2012, interest expense and other income, net, amounted to $1.4 million, as compared to $0.7 million for the same prior-year period.  The increase in net expense was primarily due to higher utilization of the letters-of-credit facility and the new mortgage debt associated with acquisition of a new building.

Income taxes. For the three months ended December 31, 2012, our income tax provision was $4.9 million, compared to $5.3 million for the comparable prior-year period. Our effective tax rate for the three months ended December 31, 2012, was 28.2%, compared to 30.0% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Results of Operations for the Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	YTD Q2 2012	% of Net Sales	YTD Q2 2013	% of Net Sales	$ Change	% Change
Security division	$161.6	46%	$174.8	47%	$13.2	8%
Healthcare division	105.7	30%	107.7	29%	2.0	2%
Optoelectronics and Manufacturing division	82.0	24%	93.2	24%	11.2	14%
Total revenues	$349.3	100%	$375.7	100%	$26.4	8%

Net revenues for the six months ended December 31, 2012 increased $26.4 million, or 8%, to $375.7 million, from $349.3 million for the comparable prior-year period.

Revenues for the Security division for the six months ended December 31, 2012 increased $13.2 million, or 8%, to $174.8 million, from $161.6 million for the comparable prior-year period.  The increase was primarily attributable to increased revenues from turnkey screening services, partially offset by a decrease in equipment sales.  The decrease in equipment sales resulted primarily from the fulfillment in the prior year of a large contract under which we served as a prime contractor and hardware systems integrator.

Revenues for the Healthcare division for the six months ended December 31, 2012, increased $2.0 million, or 2%, to $107.7 million, from $105.7 million for the comparable prior-year period. The increase was primarily attributable to increased sales in our North American region, partially offset by decreased sales in our European/Middle East/Africa region.  The increase reflected a $3.7 million increase in patient monitoring product revenues and a $1.1 million decrease in anesthesia product revenues.

Revenues for the Optoelectronics and Manufacturing division for the six months ended December 31, 2012, increased $11.2 million, or 14%, to $93.2 million, from $82.0 million for the comparable prior-year period.  This increase was attributable to an $18.0 million increase in contract manufacturing sales partially offset by a $6.8 million decrease in commercial optoelectronics sales.

Gross Profit

(in millions)	YTD Q2 2012	% of Net Sales	YTD Q2 2013	% of Net Sales
Gross profit	$118.7	34.0%	$131.4	35.0%

Gross profit increased $12.7 million, or 11%, to $131.4 million for the six months ended December 31, 2012, from $118.7 million for the comparable prior-year period, primarily as a result of an 8% increase in revenue. The gross margin during the period increased to 35.0% from 34.0% for the comparable prior-year period.  The increase was attributable to increased revenue from turnkey screening services within our Security division, which generally provide higher margins than product sales, and more than offset the lower level of growth in our Healthcare division, which has historically generated the highest gross margin among our three divisions.

Operating Expenses

(in millions)	YTD Q2 2012	% of Net Sales	YTD Q2 2013	% of Net Sales	$ Change	% Change
Selling, general and administrative	$70.3	20.1%	$76.8	20.4%	$6.5	9%
Research and development	22.5	6.5%	23.1	6.2%	0.6	3%
Impairment, restructuring and other charges	—	—%	2.7	0.7%	2.7	NA
Total operating expenses	$92.8	26.6%	$102.6	27.3%	$9.8	11%

Selling, general and administrative expenses.  For the six months ended December 31, 2012, SG&A expenses increased by $6.5 million, or 9%, to $76.8 million, from $70.3 million for the comparable prior-year period.  This increase was primarily attributable to the cost of supporting the 8% revenue growth. As a percentage of revenues, SG&A expenses were 20.4% for the six months ended December 31, 2012, compared to 20.1% for the comparable prior-year period.

Research and development. R&D expenses include research related to new product development and product enhancement expenditures.  For the six months ended December 31, 2012, such expenses increased $0.6 million, or 3%, to $23.1 million, from $22.5 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 6.2% for the six months ended December 31, 2012, compared to 6.5% for the comparable prior-year period. The increase in R&D expenses for the six month period ended December 31, 2012, primarily resulted from an increase in R&D investment mainly in our Security division in support of multiple new product introductions.

Impairment, restructuring and other charges.  In conjunction with our agreement with the U.S. Transportation Security Administration we incurred non-recurring impairment and other charges of $2.7 million in our Security division during the six months ended December 31, 2012.  In the six months ended December 31, 2011 we did not incur any such charges.

Interest expense and other income, net. For the six months ended December 31, 2012, interest expense and other income, net, amounted to $2.5 million as compared to $1.5 million for the same prior-year period.  The increase was primarily due to higher utilization of the letters-of-credit facility.

Income taxes. For the six months ended December 31, 2012, our income tax provision was $7.5 million, compared to $7.3 million for the comparable prior-year period. Our effective tax rate for the six months ended December 31, 2012, was 28.7%, compared to 30.0% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well the impact of permanent taxable differences.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $46.9 million at December 31, 2012, a decrease of $44.6 million from $91.5 million at June 30, 2012. The changes in our working capital and cash and cash equivalent balances during the six months ended December 31, 2012 are described below.

(in millions)	June 30, 2012	December 31, 2012	% Change
Working capital	$322.5	$241.2	(25)%
Cash and cash equivalents	91.5	46.9	(49)%

Working Capital. During the six months ended December 31, 2012, the Company utilized significant working capital to acquire a new headquarters and manufacturing facility for our Healthcare division and to prepare for our turnkey screening solutions program in Mexico.  Specific fluctuations in components of working capital included:  (i) a $44.2 million decrease in cash and cash equivalents; and (ii) a $38.6 million increase in accounts payable.

(in millions)	YTD Q2 2012	YTD Q2 2013	$ Change
Cash provided by operating activities	$12.5	$62.8	$50.3
Cash used in investing activities	(14.1)	(125.4)	(111.3)
Cash provided by financing activities	0.3	16.4	16.1

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income; tax timing differences, customer collections, vendor payments and other items can significantly impact cash flows. Net cash provided by operations for the six months ended December 31, 2012 was $ 62.8 million, an increase of $50.3 million from the $12.5 million provided in the comparable prior-year period. This increase in net cash provided was primarily due to changes in working capital in the current-year period versus the prior-year period resulting in: (i) a $31.1 million increase in cash from changes in inventory, (ii) a $27.7 million increase in cash from changes in accounts receivables, (iii) a $15.5 million increase from changes in accounts payable and (iv) a $7.3 million increase in net income for the six months ended December 31, 2012, after giving consideration to non-cash operating items including depreciation and amortization, stock-based compensation and deferred taxes, among others.  These favorable changes were partially offset by (i) an $18.1 million decrease in cash from changes in customer advances, (ii) a $8.3 million decrease in cash from changes in other accrued expenses and other current liabilities and, (iii) a $3.8 million decrease in cash from changes in accrued warranties.

Cash Used in Investing Activities. Net cash used in investing activities was $125.4 million for the six months ended December 31, 2012, compared to $14.1 million for the six months ended December 31, 2011. During the six months ended December 31, 2012, we invested $117.6 million in capital expenditures primarily in our Security division related to the fulfillment of a large turnkey screening services program with the Mexican government and the acquisition of a building, as compared to $9.1 million during the comparable prior-year period. During the six months ended December 31, 2012, we also used $5.8 million for the acquisition of businesses, as compared to $3.2 million during the comparable prior-year period.

Cash Provided by Financing Activities. Net cash provided by financing activities was $16.4 million for the six months ended December 31, 2012, compared to net cash provided by financing activities of $0.3 million for the six months ended December 31, 2011.  During the six months ended December 31, 2012, $15 million in cash was provided from our bank revolving credit facility in support of our capital spending.  During this period, we also financed the acquisition of a building through an $11.1 million term loan.  In addition, during the six months ended December 31, 2012 we received $3.0 million in net proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan compared to $2.2 million in proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan in the prior period.  Finally, during the six months ended December 31, 2012, we used $12.3 million of cash to repurchase shares of our common stock under our stock repurchase program and settle tax obligations arising out of our stock plans as compared to using $1.8 million of cash to repurchase shares of our common stock under our stock repurchase program and settle tax obligations arising out of our stock plans in the prior-year period.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $28.5 million at December 31, 2012, an increase of $25.5 million from $3.0 million at June 30, 2012.  See Note 4 to the condensed consolidated financial statements for further discussion.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program in March 1999 for up to 2,000,000 shares and in September 2004 increased the number of shares available for repurchase by 1,000,000 shares totaling up to 3,000,000 shares of our common stock.  This program does not have an expiration date.

The following table presents the shares acquired during the period:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of program	Maximum number of shares that may yet be purchased
October 1, 2012 to October 31, 2012	—		—
November 1, 2012 to November 30, 2012	22,500	$69.40	22,500
December 1, 2012 to December 31, 2012	—		—
	22,500	$69.40	22,500	551,927

Dividend Policy

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.  See Note 7 to the condensed consolidated financial statements for further discussion regarding those obligations during the first six months of fiscal 2013.

Off Balance Sheet Arrangements

As of December 31, 2012, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the six months ended December 31, 2012, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Finland, France, Germany, Italy and Greece (Euros), Singapore (U.S. dollars), Malaysia (U.S. dollars), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), China (Chinese yuan), Canada (Canadian dollars), Mexico (Mexican pesos and U.S. dollars), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at period-end rates, except that revenues, costs and expenses are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of Other comprehensive income. Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a gain of $0.3 million during the three months ended December 31, 2011 and a net zero impact from foreign exchange gains and losses during the three months ended December 31, 2012, respectively. For the six months ended December 31, 2011, we incurred a gain of $0.3 million and a loss of $0.5 million for the six months ended December 31, 2012.  A 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $2 million in the second quarter of fiscal 2013. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $2 million in the second quarter of fiscal 2013.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts. As discussed in Note 1 to the condensed consolidated financial statements, we had foreign currency forward contracts of approximately $6.2 million outstanding and an interest rate swap of $11 million outstanding as of December 31, 2012.

Importance of International Markets

International markets provide us with significant growth opportunities. As a result of our worldwide business operations, we are, however, subject to various risks, including: international regulatory requirements and policy changes; difficulties in accounts receivable collection and the management of distributors; geopolitical and economic instability, currency exchange rate fluctuations; and tariff regulations. In response to these risks and others, we continue to perform ongoing credit evaluations of our customers’ financial condition and, if deemed necessary, we require advance payments for sales. Also, we monitor geopolitical, economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future.

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and six months ended December 31, 2012.

Interest Rate Risk

We classify all highly liquid investments with maturities of three months or less as cash equivalents and record them on our balance sheet at fair value.

Indemnification

The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, the Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations. To date, no such payments have been made under these agreements.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.                                  Legal Proceedings

We are involved in various claims and legal proceedings arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our business, financial condition or results of operations.

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

‡                  XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 25th day of January 2013.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer