Form 10-Q
period 2013-03-31
OSI SYSTEMS INC
filed 2013-05-09
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 7, 2013, there were 19,937,443 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.                                  Condensed Consolidated Financial Statements

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30,	March 31,
	2012	2013
ASSETS
Current Assets:
Cash and cash equivalents	$91,452	$47,680
Accounts receivable, net of allowance for doubtful accounts of $5,054 and $6,443 as of June 30, 2012 and March 31, 2013, respectively	156,867	169,418
Inventories	195,178	198,292
Deferred income taxes	19,205	19,026
Prepaid expenses and other current assets	20,411	37,737
Total current assets	483,113	472,153
Property and equipment, net	111,664	238,815
Goodwill	82,149	83,646
Intangible assets, net	37,742	37,276
Other assets	35,228	23,712

Total assets	$749,896	$855,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$—	$55,000
Current portion of long term debt	215	1,795
Accounts payable	56,422	81,817
Accrued payroll and employee benefits	24,749	25,770
Advances from customers	22,677	32,444
Accrued warranties	17,562	13,963
Deferred revenue	20,194	16,748
Other accrued expenses and current liabilities	18,830	28,157
Total current liabilities	160,649	255,694
Long-term debt	2,467	11,099
Advances from customers	100,000	81,250
Other long-term liabilities	52,661	48,858

Total liabilities	315,777	396,901
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.001 par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value—authorized, 100,000,000 shares; issued and outstanding, 19,821,064 at June 30, 2012 and 19,933,626 shares at March 31, 2013	282,756	278,109
Retained earnings	155,651	187,940
Accumulated other comprehensive loss	(4,288)	(7,348)
Total stockholders’ equity	434,119	458,701
Total liabilities and stockholders’ equity	$749,896	$855,602

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2013	2012	2013
Net revenues:
Products	$180,306	$139,026	$475,103	$432,976
Services	28,133	59,383	82,646	141,176
Total net revenues	208,439	198,409	557,749	574,152
Cost of goods sold:
Products	119,574	96,156	312,654	288,988
Services	19,734	30,415	57,283	81,883
Total cost of goods sold	139,308	126,571	369,937	370,871
Gross profit	69,131	71,838	187,812	203,281
Operating expenses:
Selling, general and administrative	37,063	37,752	107,409	114,506
Research and development	12,932	12,386	35,358	35,560
Impairment, restructuring and other charges	931	2,286	931	5,009
Total operating expenses	50,926	52,424	143,698	155,075
Income from operations	18,205	19,414	44,114	48,206
Interest expense and other income, net	(792)	(1,341)	(2,312)	(3,823)
Income before income taxes	17,413	18,073	41,802	44,383
Provision for income taxes	4,838	4,544	12,165	12,094
Net income	$12,575	$13,529	$29,637	$32,289

Net income per share:
Basic	$0.63	$0.68	$1.51	$1.62
Diluted	$0.62	$0.66	$1.46	$1.57
Shares used in per share calculation:
Basic	19,815	19,987	19,692	19,964
Diluted	20,433	20,555	20,253	20,578

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2013	2012	2013
Net income	$12,575	$13,529	$29,637	$32,289
Other comprehensive income (loss):
Foreign currency translation adjustment	2,863	(7,709)	(2,529)	(2,970)
Other	205	250	214	(89)
Other comprehensive income (loss)	3,068	(7,459)	(2,315)	(3,059)
Comprehensive income	$15,643	$6,070	$27,322	$29,230

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended March 31,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,637	$32,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,899	17,872
Stock based compensation expense	5,345	11,482
Provision for losses on accounts receivable	52	2,508
Equity in (earnings) loss of unconsolidated affiliates	(155)	51
Deferred income taxes	(40)	196
Other	47	187
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(20,948)	(15,181)
Inventories	(33,468)	(4,745)
Prepaid expenses and other current assets	(3,946)	14,819
Accounts payable	(2,976)	25,283
Accrued payroll and related expenses	(2,052)	1,035
Advances from customers	98,853	(9,382)
Accrued warranties	1,659	(3,538)
Deferred revenue	(20)	(5,471)
Other accrued expenses and current liabilities	(705)	(10,158)
Net cash provided by operating activities	86,182	57,247
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(44,199)	(139,429)
Acquisition of businesses, net of cash acquired	(3,189)	(6,087)
Acquisition of intangible and other assets	(3,085)	(3,773)
Net cash used in investing activities	(50,473)	(149,289)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings of bank lines of credit	—	55,000
Proceeds from long-term debt	—	11,100
Payments on long-term debt	(163)	(824)
Proceeds from exercise of stock options and employee stock purchase plan	4,796	4,615
Repurchase of common shares	(1,344)	(10,444)
Taxes paid related to net share settlements of equity awards	(2,320)	(10,301)
Net cash provided by financing activities	969	49,146
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,510)	(876)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,168	(43,772)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	55,619	91,452
CASH AND CASH EQUIVALENTS - END OF PERIOD	$90,787	$47,680
Supplemental disclosure of cash flow information:
Interest paid	$2,184	$2,256
Income taxes paid	$5,460	$9,679

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

Through its Security division, the Company designs, manufactures, markets, and services security and inspection systems globally, and provides turnkey security screening solutions. The Security division’s products are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband, and to screen people. These products and services are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials.

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations as of the dates and for the periods presented. These unaudited quarterly condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission on August 13, 2012. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options under the treasury stock method.  There were no shares excluded from the calculation of diluted earnings per share for the three months and nine month periods ended March 31, 2013.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Net income available to common stockholders	$12,575	$13,529	$29,637	$32,289

Weighted average shares outstanding — basic	19,815	19,987	19,692	19,964
Dilutive common equivalent shares from stock options and restricted stock awards	618	568	561	614
Weighted average shares outstanding — diluted	20,433	20,555	20,253	20,578

Basic net income per share	$0.63	$0.68	$1.51	$1.62
Diluted net income per share	$0.62	$0.66	$1.46	$1.57

Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of approximately three months or less as of the acquisition date to be cash equivalents.

Components of cash and cash equivalents consisted of:

	June 30, 2012	March 31, 2013
Cash in bank	$47,402	$47,569
Money market	34,063	111
Commercial paper	9,987	—
Total	$91,452	$47,680

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

The fair values of the Company’s assets (liabilities) were:

	June 30, 2012	March 31, 2013
Level 1	$10,955	$13,879
Level 2	13	60
Total	$10,968	$13,940

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As of March 31, 2013, the Company had outstanding foreign currency forward contracts of approximately $22.6 million.  The foreign exchange contracts do not meet the criteria as effective cash flow hedges.  Therefore, the net gain (loss) from these contracts is reported in Interest expense and other income, net in the condensed consolidated statement of operations.  An interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to a mortgage loan with variable, LIBOR-based debt.

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

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2012	March 31, 2013
Inventories, net
Raw materials	$103,747	$114,431
Work-in-process	28,096	30,664
Finished goods	63,335	53,197
Total	$195,178	$198,292

	June 30, 2012	March 31, 2013
Property and equipment
Land	$5,193	$8,329
Buildings and improvements	13,597	76,636
Leasehold improvements	12,385	9,528
Equipment and tooling	74,789	134,165
Furniture and fixtures	3,982	4,510
Computer equipment	13,937	17,535
Software	15,245	16,098
Construction in process	52,269	59,211
Total	191,397	326,012
Less: accumulated depreciation and amortization	(79,733)	(87,197)
Property and equipment, net	$111,664	$238,815

Construction in process consists primarily of costs related to infrastructure in Mexico.

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine month period ended March 31, 2013, are as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2012	$27,583	$35,887	$18,679	$82,149
Goodwill acquired or adjusted during the period	798	—	701	1,499
Foreign currency translation adjustment	98	(94)	(6)	(2)
Balance as of March 31, 2013	$28,479	$35,793	$19,374	$83,646

Intangible assets consisted of the following (in thousands):

		June 30, 2012			March 31, 2013
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$15,175	$4,140	$11,035	$16,695	$4,879	$11,816
Patents	16 years	4,259	526	3,733	5,352	603	4,749
Core technology	10 years	2,093	1,548	545	2,038	1,660	378
Developed technology	12 years	20,022	12,560	7,462	19,990	14,097	5,893
Customer relationships/backlog	8 years	11,955	7,611	4,344	9,178	5,334	3,844
Total amortizable assets		53,504	26,385	27,119	53,253	26,573	26,680
Non-amortizable assets - Trademarks		10,623	—	10,623	10,596	—	10,596
Total intangible assets		$64,127	$26,385	$37,742	$63,849	$26,573	$37,276

Amortization expense related to intangibles assets was $3.4 million and $3.5 million for the nine months ended March 31, 2012 and 2013, respectively. For the three months ended March 31, 2012 and 2013, amortization expense was $1.1 million and $1.2 million, respectively.  At March 31, 2013, the estimated future amortization expense was as follows (in thousands):

2013 (remaining 3 months)	$1,422
2014	4,617
2015	1,636
2016	1,380
2017	1,133
2018	1,108
2019 and thereafter	15,384
Total	$26,680

4. Borrowings

The Company has a $425 million credit agreement maturing November 2016. The credit agreement consists of a $425 million revolving credit facility, including a $375 million sub-limit for letters of credit. The Company has the ability to increase the facility by $100 million under certain circumstances. Borrowings under this facility bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 1.5% as of March 31, 2013. This margin is determined by the Company’s consolidated leverage ratio and may range from 1.5% to 2.0%. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.25%. The Company’s borrowings under the credit agreement are guaranteed by the Company’s U.S. based subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of March 31, 2013, $55 million was outstanding under the revolving credit facility and letters-of-credit outstanding totaled $185.6 million.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of March 31, 2013, $6.3 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of March 31, 2013, the total amount available under these credit facilities was $35.6 million, with a total cash borrowing sub-limit of $4.1 million.

In September 2012, the Company entered into a term loan agreement for $11.1 million to fund the acquisition of land and a building in the state of Washington.  The loan is payable over seven years and bears interest at LIBOR plus 1.25%, which is payable on a monthly basis.  Concurrent with entering into the floating rate loan, the Company entered into an interest rate swap agreement that effectively locks the interest rate of the loan to 2.2% per annum for the term of the loan. As of March 31, 2013, $10.4 million remained outstanding under this loan.

Long-term debt consisted of the following (in thousands):

	June 30, 2012	March 31, 2013
Term loans	$2,682	$12,894
Less current portion of long-term debt	215	1,795
Long-term portion of debt	$2,467	$11,099

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

The Company recorded stock-based-compensation expense in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Cost of goods sold	$125	$335	$355	$601
Selling, general and administrative	1,695	3,944	4,804	10,709
Research and development	63	57	186	172
Stock-based compensation expense	$1,883	$4,336	5,345	$11,482
Less: related income tax benefit	681	1,656	1,924	4,364
Stock-based compensation expense, net	$1,202	$2,680	$3,421	$7,118

As of March 31, 2013, total unrecognized compensation cost related to non-vested, share-based compensation grants was approximately $17.9 million. The Company expects to recognize these costs over a weighted-average period of 2.1 years.

The following summarizes stock option activity during the nine months ended March 31, 2013:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2012	1,059,397	$23.01
Granted	11,223	$61.47
Exercised	(116,059)	$15.30
Expired or forfeited	(11,158)	$57.29
Outstanding at March 31, 2013	943,403	$24.01	6.6 years	$36,116
Exercisable at March 31, 2013	725,963	$20.64	6.1 years	$30,235

A summary of restricted stock and restricted stock unit award activity during the nine months ended March 31, 2013:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2012	580,468	$28.93
Granted	276,562	57.49
Vested	(229,959)	25.88
Forfeited	(9,824)	41.18
Nonvested at March 31, 2013	617,247	$42.67

As of March 31, 2013, there were 3,809,572 shares available for grant under the 2012 Plan.  Under the terms of the 2012 Plan, RSU’s and restricted stock granted from the pool of shares available for grant on or after December 12, 2012 reduce the pool by 1.87 shares for each share granted.  RSU’s and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each share forfeited.

6. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Service cost	$160	$269	$515	$853
Amortization of prior service cost	112	229	336	689
Net periodic pension expense	$272	$498	$851	$1,542

For the three months ended March 31, 2012 and 2013, the Company made contributions of $0.5 million and $0.1 million, respectively to these defined benefit plans. For the nine months ended March 31, 2012 and 2013, the Company made contributions of $0.6 million and $0.1 million, respectively, to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For both the three months ended March 31, 2012 and 2013, the Company made contributions of $0.9 million to these defined contribution plans. For the nine months ended March 31, 2012 and 2013, the Company made contributions of $3.0 million and $2.7 million, respectively, to these defined contribution plans.

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

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement of certain sales or profitability milestones from the acquired operations. The maximum amount of such payments under arrangements with contingent consideration caps is $47 million. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing the technology of a company acquired in 2004.  The Company accounts for such contingent payments as an addition to the purchase price of the acquired business for acquisitions that occurred prior to fiscal year 2010 under Statement of Financial Accounting Standards 141, “Business Combinations”.  For acquisitions from and after the 2010 fiscal year and accounted for under Accounting Standards Codification 805, “Business Combinations” (“ASC 805”), the estimated fair value of these obligations is recorded as a liability in the condensed consolidated balance sheets with subsequent revisions reflected in the condensed consolidated statements of operations. As of March 31, 2013, pursuant to ASC 805, $15.6 million of contingent payment obligations are included in Other long-term liabilities in the accompanying condensed consolidated balance sheet.

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

During one investigation, the Company discovered soil and groundwater contamination at its Hawthorne, California facility. The Company’s site was previously used by other companies for semiconductor manufacturing similar to that presently conducted on the site by the Company, and it is not presently known who is responsible for the contamination or, if required, the remediation.  The Company filed the requisite reports concerning this problem with the appropriate environmental authorities and is now working with the local governing agency, on a voluntary basis, to further characterize the contamination beneath the subject site to determine if any remediation would be necessary, and if so, the remediation methods and technologies most appropriate to eliminate and/or mitigate impacts to the local environment.  The groundwater contamination is a known regional problem, not limited to the Company’s premises or its immediate surroundings.  The Company has not accrued for loss contingencies relating to the above environmental matter because it believes that, although an unfavorable outcome may be possible, it is not considered by the Company’s management to be probable and reasonably estimable.  If this matter is resolved in a manner adverse to the Company, the impact on the Company’s business, financial condition and results of operations could be material.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Balance at beginning of period	$15,382	$15,012	$14,530	$17,562
Additions	2,052	505	4,702	1,195
Reductions for warranty repair costs and adjustments	(1,297)	(1,554)	(3,095)	(4,794)
Balance at end of period	$16,137	$13,963	16,137	$13,963

Other Matters

In November 2012, the Company received a “show cause” letter from the U.S. Transportation Safety Administration (TSA) regarding the Rapiscan Secure 1000SP Advanced Imaging Technology system and related Automated Target Recognition (ATR) software that were undergoing operational testing.  The Company and the TSA reached an agreement under which the Company has agreed to assist the TSA in redeploying the Secure 1000SP units previously sold to the TSA and cease software development related to ATR. The Company’s contract with the TSA for AIT systems will continue, though the Company did not sell systems to the TSA in fiscal 2012 and fiscal 2013.  The Company recorded $2.7 million impairment and other charges in the second quarter of fiscal 2013 in connection with this agreement.  Such costs include estimates for removing AIT units from TSA locations, outside legal costs to modify the contract, the write-off of capitalized software costs in conjunction with the development of the ATR software and the write-off of inventory related to the cancelled purchase order.  Such charges were accrued as of December 31, 2012 as they became known and estimable for the first time during the quarter-ended December 31, 2012.  However, such estimates may be revised in future periods as actual charges are incurred.  The Company’s agreement with the TSA regarding the issues raised in the show cause letter does not constitute final resolution of the matter, as the issues are also subject to U.S. Department of Homeland Security (DHS) disposition.  The Company is working to complete the process with the DHS.

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

The following table presents segment and enterprise-wide information (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Revenues — by Segment:
Security division	$111,796	$99,840	$273,370	$274,619
Healthcare division	56,333	51,357	162,046	159,052
Optoelectronics and Manufacturing division, including intersegment revenues	49,975	54,761	154,425	169,185
Intersegment revenues elimination	(9,665)	(7,549)	(32,092)	(28,704)
Total	$208,439	$198,409	$557,749	$574,152

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Operating income (loss) — by Segment:
Security division	$10,557	$16,179	$22,043	$29,251
Healthcare division	6,254	3,593	16,977	14,389
Optoelectronics and Manufacturing division	3,558	3,271	12,947	13,561
Corporate	(2,552)	(4,017)	(8,458)	(9,704)
Eliminations (1)	388	388	245	709
Total	$18,205	$19,414	$44,114	$48,206

	June 30, 2012	March 31, 2013
Assets — by Segment:
Security division	$351,668	$483,766
Healthcare division	162,583	163,826
Optoelectronics and Manufacturing division	132,281	152,882
Corporate	109,405	60,460
Eliminations (1)	(6,041)	(5,332)
Total	$749,896	$855,602

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

Security Division. Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. and foreign government agencies, and provide turnkey security screening solutions. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 48% and 49% of our total consolidated revenues for the nine months ended March 31, 2013 and 2012, respectively.

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

In November 2012, we received a “show cause” letter from the U.S. Transportation Safety Administration (TSA) regarding the Rapiscan Secure 1000SP Advanced Imaging Technology system and related Automated Target Recognition (ATR) software that were undergoing operational testing.  We reached an agreement with the TSA under which we have agreed to assist the TSA in redeploying the Secure 1000SP units previously sold to the TSA and cease software development related to ATR. Our contract with the TSA for AIT systems will continue, though we did not sell systems to the TSA in fiscal 2012 and fiscal 2013.  We recorded $2.7 million impairment and other charges during the second quarter of fiscal 2013 in connection with this agreement.  Our agreement with the TSA regarding the issues raised in the show cause letter does not constitute final resolution of the matter, as the issues are also subject to U.S. Department of Homeland Security (DHS) disposition.  We are working to complete the process with DHS.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital.  Revenues from our Healthcare division accounted for 28% and 29% of our total consolidated revenues for the nine month periods ended March 31, 2013 and 2012, respectively.

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

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems and renewable energy. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. External revenues from our Optoelectronics and Manufacturing division accounted for 24% and 22% of our total consolidated revenues for both the nine months ended March 31, 2013 and 2012, respectively.

Results of Operations for the Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	Q3 2012	% of Net Sales	Q3 2013	% of Net Sales	$ Change	% Change
Security division	$111.8	54%	$99.8	50%	$(12.0)	(11)%
Healthcare division	56.3	27%	51.4	26%	(4.9)	(9)%
Optoelectronics and Manufacturing division	40.3	19%	47.2	24%	6.9	17%
Total revenues	$208.4	100%	$198.4	100%	$(10.0)	(5)%

Total revenues for the three months ended March 31, 2013, decreased $10.0 million, or 5%, to $198.4 million, from $208.4 million for the comparable prior-year period.

Revenues for the Security division for the three months ended March 31, 2013, decreased $12.0 million, or 11%, to $99.8 million, from $111.8 million for the comparable prior-year period. In the prior year period, we recognized $42 million in revenues related to a single large contract where we served as a prime contractor and hardware systems integrator. Excluding the change in revenues from this program, the Security division’s sales increased by 41%, which was primarily attributable to our turnkey screening services and sales of cargo equipment.

Revenues for the Healthcare division for the three months ended March 31, 2013, decreased $4.9 million, or 9%, to $51.4 million, from $56.3 million for the comparable prior-year period.  The decrease was mainly attributable to a $3.4 million, or 8%, decrease in patient monitoring product line revenues and to a $1.0 million, or 12% decrease in cardiology product line revenues.  Such decreases were predominately realized in our North American and Asian regions, as sales in our European, Middle Eastern and African region increased slightly over the prior year.

Revenues for the Optoelectronics and Manufacturing division for the three months ended March 31, 2013, increased by $6.9 million, or 17%, to $47.2 million, from $40.3 million for the comparable prior-year period.  This increase was attributable to a $10.1 million increase in contract manufacturing sales partially offset by a $3.2 million decrease in commercial optoelectronics sales.

Gross Profit

(in millions)	Q3 2012	% of Net Sales	Q3 2013	% of Net Sales
Gross profit	$69.1	33.2%	$71.8	36.2%

Gross profit increased $2.7 million, or 4%, to $71.8 million for the three months ended March 31, 2013, from $69.1 million for the comparable prior-year period.  The gross margin increased to 36.2% from 33.2% for the comparable prior-year period.  The increase was attributable to: i) increased revenue from turnkey screening services within our Security division, which provide significantly higher margins than product sales and ii) the impact of lower than average margin related to the single large contract where we served as a prime contractor and hardware systems integrator in the prior-year period.  These improvements were partially offset by: i) the impact of the reduced revenue in our Healthcare division, which has historically generated the highest gross margin across the three divisions and ii) the impact of the increased revenue from our Optoelectronics and Manufacturing division, which historically generated the lowest gross margin across all three divisions.

Operating Expenses

(in millions)	Q3 2012	% of Net Sales	Q3 2013	% of Net Sales	$ Change	% Change
Selling, general and administrative	$37.1	17.8%	$37.8	19.0%	$0.7	2%
Research and development	12.9	6.2%	12.3	6.2%	(0.6)	(5)%
Impairment, restructuring and other charges	0.9	0.4%	2.3	1.2%	1.4	156%
Total operating expenses	$50.9	24.4%	$52.4	26.4%	$1.5	3%

Selling, general and administrative expenses.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses.  For the three months ended March 31, 2013, SG&A expenses increased by $0.7 million or 2%, to $37.8 million from $37.1 million for the comparable prior-year period.  This $0.7 million increase was attributable to an increase in bad debt expense offset by other cost savings.  As a percentage of revenues, SG&A expenses were 19.0% for the three months ended March 31, 2013, compared to 17.8% for the comparable prior-year period.  This increase was attributable to the lower sales level.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. For the three months ended March 31, 2013, such expenses decreased by $0.6 million, or 5%, to $12.4 million, from $12.9 million for the comparable prior-year period.  As a percentage of revenues, R&D expenses were unchanged at 6.2% for the three months ended March 31, 2012 and 2013.

Impairment, restructuring and other charges.  In response to the challenging worldwide economic conditions, we continued to optimize our cost structure.  In conjunction with these efforts, we incurred impairment, restructuring and other charges of $2.3 million for the three months ended March 31, 2013, made up of a $1.7 million charge in our Security division and a $0.6 million charge in our Optoelectronics and Manufacturing division, primarily for employee severance.  In the three months ended March 31, 2012, we incurred restructuring and other charges in our Optoelectronics and Manufacturing division of $0.9 million, primarily for employee severance partly related to facility consolidation.

Interest expense and other income, net. For the three months ended March 31, 2013, interest expense and other income, net, amounted to $1.3 million, as compared to $0.8 million for the same prior-year period.  The change in net expense was due to increased interest expense related to increased borrowings under our revolving credit facility to fund the investment in the Mexican turnkey services program, higher utilization of the letters-of-credit facility and the new mortgage debt associated with the acquisition of a building.

Income taxes. For the three months ended March 31, 2013, our income tax provision was $4.5 million, compared to $4.8 million for the comparable prior-year period. Our effective tax rate for the three months ended March 31, 2013, was 25.1%, including the benefit from the retroactive reinstatement of the federal research and experimentation credit, compared to 27.8% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well as due to the impact of permanent taxable differences.

Results of Operations for the Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

(in millions)	YTD Q3 2012	% of Net Sales	YTD Q3 2013	% of Net Sales	$ Change	% Change
Security division	$273.4	49%	$274.6	48%	$1.2	—
Healthcare division	162.0	29%	159.1	28%	(2.9)	(2)%
Optoelectronics and Manufacturing division	122.3	22%	140.5	24%	18.2	15%
Total revenues	$557.7	100%	$574.2	100%	$16.5	3%

Net revenues for the nine months ended March 31, 2013 increased $16.5 million, or 3%, to $574.2 million, from $557.7 million for the comparable prior-year period.

Revenues for the Security division for the nine months ended March 31, 2013 increased by $1.2 million, to $274.6 million, from $273.4 million for the comparable prior-year period.  The slight increase was primarily attributable to increased revenues from our turnkey screening services, offset by a decrease in equipment sales resulting primarily from the fulfillment in the prior year of a large contract under which we served as a prime contractor and hardware systems integrator.

Revenues for the Healthcare division for the nine months ended March 31, 2013, decreased $2.9 million, or 2%, to $159.1 million, from $162.0 million for the comparable prior-year period. The decrease was primarily attributable to decreased sales in our European, Middle Eastern and African region and our Emerging Markets region partially offset by increased sales in our North American region.  Among our product lines, the overall decrease included: (i) a $1.7 million decrease in anesthesia product revenue and: (ii) a $1.4 million decrease in cardiology product revenue; with our patient monitoring product revenues showing slight growth of $0.4 million.

Revenues for the Optoelectronics and Manufacturing division for the nine months ended March 31, 2013, increased $18.2 million, or 15%, to $140.5 million, from $122.3 million for the comparable prior-year period.  This increase was attributable to a $28.1 million increase in contract manufacturing sales partially offset by a $10.0 million decrease in commercial optoelectronics sales.

Gross Profit

(in millions)	YTD Q3 2012	% of Net Sales	YTD Q3 2013	% of Net Sales
Gross profit	$187.8	33.7%	$203.3	35.4%

Gross profit increased $15.5 million, or 8%, to $203.3 million for the nine months ended March 31, 2013, from $187.8 million for the comparable prior-year period.  The gross margin during the period increased to 35.4% from 33.7% for the comparable prior-year period.  The increase was attributable to increased revenue from our turnkey screening services within our Security division, which provides significantly higher margins than product sales, and more than offset the decreased revenues in our Healthcare division, which has historically generated the highest gross margin among our three divisions, as well as the impact of the increased revenue from our Optoelectronics and Manufacturing division, which has historically generated the lowest gross margin across all three divisions.

Operating Expenses

(in millions)	YTD Q3 2012	% of Net Sales	YTD Q3 2013	% of Net Sales	$ Change	% Change
Selling, general and administrative	$107.4	19.3%	$114.5	19.9%	$7.1	7%
Research and development	35.4	6.3%	35.6	6.2%	0.2	1%
Impairment, restructuring and other charges	0.9	0.2%	5.0	0.9%	4.1	456%
Total operating expenses	$143.7	25.8%	$155.1	27.0%	$11.4	8%

Selling, general and administrative expenses.  For the nine months ended March 31, 2013, SG&A expenses increased by $7.1 million, or 7%, to $114.5 million, from $107.4 million for the comparable prior-year period.  This $7.1 million increase was primarily attributable to an increase in bad debt expense and the incremental costs in our Security division mainly related to supporting our turnkey screening services.  As a percentage of revenues, SG&A expenses were 19.9% for the nine months ended March 31, 2013, compared to 19.3% for the comparable prior-year period.

Research and development. R&D expenses include research related to new product development and product enhancement expenditures.  For the nine months ended March 31, 2013, such expenses increased $0.2 million, or 1%, to $35.6 million, from $35.4 million for the comparable prior-year period. As a percentage of revenues, research and development expenses were 6.2% for the nine months ended March 31, 2013, compared to 6.3% for the comparable prior-year period. The increase in R&D expenses for the nine month period ended March 31, 2013, primarily resulted from an increase in R&D investment mainly in our Security division in support of multiple new product introductions.

Impairment, restructuring and other charges. In response to the challenging worldwide economic conditions, we continued to optimize our cost structure.  In conjunction with these efforts, we incurred impairment, restructuring and other charges of $5.0 million for the nine months ended March 31, 2013.  This was made up of the $2.7 million charge in conjunction with our agreement with the U.S. Transportation Security Administration and an additional $1.7 million charge in our Security division and a $0.6 million charge in our Optoelectronics and Manufacturing division, primarily for employee severance.  During the nine months ended March 31, 2012, we incurred restructuring and other charges of $0.9 million in our Optoelectronics and Manufacturing division, primarily for employee severance partly related to facility consolidation.

Interest expense and other income, net. For the nine months ended March 31, 2013, interest expense and other income, net, amounted to $3.8 million as compared to $2.3 million for the same prior-year period.  The increase was primarily due to higher utilization of the letters-of-credit facility, the new mortgage debt associated with the acquisition of a building and an increase in revolver borrowings to fund the investment in our Mexican turnkey services program.

Income taxes. For the nine months ended March 31, 2013, our income tax provision was $12.1 million, compared to $12.2 million for the comparable prior-year period. Our effective tax rate for the nine months ended March 31, 2013, was 27.3%, compared to 29.1% in the comparable prior-year period. Our provision for income taxes is dependent on the mix of income from U.S. and foreign locations due to tax rate differences among such countries as well the impact of permanent taxable differences.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flow from operations, proceeds from equity issuances and our credit facilities. Cash and cash equivalents totaled $47.7 million at March 31, 2013, a decrease of $43.8 million from $91.5 million at June 30, 2012. The changes in our working capital and cash and cash equivalent balances during the nine months ended March 31, 2013 are described below.

(in millions)	June 30, 2012	March 31, 2013	% Change
Working capital	$322.5	$216.5	(33)%
Cash and cash equivalents	91.5	47.7	(48)%

Working Capital. During the nine months ended March 31, 2013, we utilized cash on-hand and drew down on our revolving credit facility to fund the preparation of our turnkey screening solutions program in Mexico, including capital spending of over $100 million.

(in millions)	YTD Q3 2012	YTD Q3 2013	$ Change
Cash provided by operating activities	$86.2	$57.2	$(29.0)
Cash used in investing activities	(50.5)	(149.3)	(98.8)
Cash provided by financing activities	1.0	49.1	48.1

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, tax timing differences, customer collections, vendor payments and other items can significantly impact cash flows. Net cash provided by operations for the nine months ended March 31, 2013 was $57.2 million, a decrease of $29.0 million from the $86.2 million provided in the comparable prior-year period. This decrease in net cash provided was primarily due to changes in working capital in the current-year period versus the prior-year period resulting from: (i) a $100 million customer advance received in the prior-year related to our turnkey screening services program in Mexico, and (ii) a $9.5 million decrease in cash from changes in other accrued expenses and other current liabilities.  These unfavorable changes were partially offset by increases in net cash provided such as (i) a $28.7 million increase in cash from changes in inventory, (ii) a $28.3 million increase from changes in accounts payable; (iii) an $18.8 increase in cash from changes in prepaid expenses and other current assets; and (iv) a $14.8 million increase in net income for the nine months ended March 31, 2013, after giving consideration to non-cash operating items including depreciation and amortization, stock-based compensation and deferred taxes, among others.

Cash Used in Investing Activities. Net cash used in investing activities was $149.3 million for the nine months ended March 31, 2013, compared to $50.5 million for the nine months ended March 31, 2012. During the nine months ended March 31, 2013, we invested $139.4 million in capital expenditures primarily in our Security division related to the fulfillment of our large turnkey screening services program in Mexico and the acquisition of land and a building which will serve as our Healthcare divisions new headquarters, as compared to $44.3 million in capital expenditures during the comparable prior-year period. During the nine months ended March 31, 2013, we also used $6.1 million for the acquisition of businesses, as compared to $3.2 million during the comparable prior-year period.

Cash Provided by Financing Activities. Net cash provided by financing activities was $49.1 million for the nine months ended March 31, 2013, compared to net cash provided by financing activities of $1.0 million for the nine months ended March 31, 2012.  During the nine months ended March 31, 2013, $55.0 million in cash was provided from our bank revolving credit facility primarily to fund our capital spending.  During this period, we also financed the acquisition of land and a building through an $11.1 million term loan.  In addition, during the nine months ended March 31, 2013 we received $4.6 million in net proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan compared to $4.8 million in proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan in the prior period.  Finally, during the nine months ended March 31, 2013, we used $20.7 million of cash to repurchase shares of our common stock under our stock repurchase program and settle tax obligations arising out of our stock plans as compared to using $3.7 million of cash to repurchase shares of our common stock under our stock repurchase program and settle tax obligations arising out of our stock plans in the prior-year period.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $67.9 million at March 31, 2013, an increase of $64.9 million from $3.0 million at June 30, 2012.  See Note 4 to the condensed consolidated financial statements for further discussion.

Stock Repurchase Program

Our Board of Directors originally authorized a stock repurchase program in March 1999 for up to 2,000,000 shares of our common stock.  In September 2004 our Board of Directors increased the number of shares authorized for repurchase by 1,000,000 shares.  In April of 2013, our Board of Directors increased the number of shares authorized for repurchase by an additional 1,000,000 shares, bringing the aggregate number of shares authorized for repurchase under the program to 4,000,000 shares of common stock.  This program does not have an expiration date.  The Company’s stock purchase program does not obligate it to acquire any specific number of shares.

The following table presents the shares acquired during the period:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of program	Maximum number of shares that may yet be purchased as of March 31, 2013
January 1, 2013 to January 31, 2013	—		—
February 1, 2013 to February 28, 2013	141,887	$56.70	141,887
March 1, 2013 to March 31, 2013	—		—
	141,887	$56.70	141,887	410,040

Dividend Policy

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.  See Note 7 to the condensed consolidated financial statements for further discussion regarding those obligations during the first nine months of fiscal 2013.

Off Balance Sheet Arrangements

As of March 31, 2013, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the nine months ended March 31, 2013, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Foreign Currency

We maintain the accounts of our operations in each of the following countries in the following currencies: Finland, France, Germany, Italy and Greece (Euros), Singapore (U.S. dollars), Malaysia (U.S. dollars), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah), China (Chinese yuan), Canada (Canadian dollars), Mexico (Mexican pesos and U.S. dollars), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at period-end rates, except that revenues, costs and expenses are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of other comprehensive income. Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a loss of $0.3 million during the three months ended March 31, 2012 and a gain of $3.0 million during the three months ended March 31, 2013, respectively. For the nine months ended March 31, 2012, we had net zero impact from foreign exchange and a gain of $2.5 million for the nine months ended March 31, 2013.  A 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $2 million in the third quarter of fiscal 2013. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $2 million in the third quarter of fiscal 2013.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts. As discussed in Note 1 to the condensed consolidated financial statements, we had foreign currency forward contracts of approximately $22.6 million outstanding and an interest rate swap of $10.3 million outstanding as of March 31, 2013.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and nine months ended March 31, 2013.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Item 1A.                         Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.  We encourage you to carefully consider all of the following risk factors when making investment decisions regarding our company. If any of the following risks materialize, our business, financial condition and operating results could be materially adversely affected.

Fluctuations in our operating results may cause our stock price to decline.

Given the nature of the markets in which we participate, it is difficult to reliably predict future revenues and profitability. Changes in competitive, market and economic conditions may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results. Factors that may affect our operating results and/or the market price of our Common Stock include:

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

•                  public guidance that we provide regarding future financial results based on facts, judgments and assumptions made at the time of the publication of the guidance, all of which may change after the publication of the guidance;

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

The loss of certain of our customers, including government agencies that can modify or terminate agreements more easily than other commercial customers with which we contract, could have a negative effect on our reputation and could have a material adverse effect on our business, financial condition and results of operations.

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

The loss or termination of a contract by such an institution, even if for reasons unrelated to the quality of our products or services, could therefore have a more wide-spread and potentially material adverse effect on our business, financial condition and results of operations. In particular, government contracts typically contain provisions and are subject to laws and regulations that give the government agencies rights and remedies not typically found in commercial contracts, including providing the government agency with the ability to unilaterally:

•                  terminate our existing contracts;

•                  reduce the value of our existing contracts;

•                  modify some of the terms and conditions in our existing contracts;

•                  suspend or permanently prohibit us from doing business with the government or with any specific government agency;

•                  control and potentially prohibit the export of our products;

•                  cancel or delay existing multiyear contracts and related orders if the necessary funds for contract performance for any subsequent year are not appropriated;

•                  decline to exercise an option to extend an existing multiyear contract; and

•                  claim rights in technologies and systems invented, developed or produced by us.

Most U.S. government agencies and some other agencies with which we contract can terminate their contracts with us for convenience, and in that event we generally may recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If an agency terminates a contract with us for default, we may be denied any recovery and may be liable for excess costs incurred by the agency in procuring undelivered items from an alternative source. We may receive notices under such contracts that, if not addressed to the agency’s satisfaction, could give the agency the right to terminate those contracts for default or to cease procuring our services under those contracts. We received such a “show cause” letter in November 2012 from the U.S. Transportation Safety Administration (TSA), and though we reached a subsequent agreement with the TSA, such agreement does not constitute final resolution, as the issues are also subject to disposition by the U.S. Department of Homeland Security.

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

The worldwide economic slowdown has and could continue to adversely affect our businesses and our profitability. If economic growth continues to remain slow, many customers may continue to delay purchases or reduce purchase quantities. This could result in the reduction in sales of certain of our products, slower adoption of both new technologies and upgrades to existing technologies and could also result in increased price competition. Continued market disruptions and broader economic downturns also increase our exposure to losses from bad debts. Among other effects we have seen during the slowdown, some of our customers, such as hospitals and healthcare systems in Europe and the United States, who rely on the credit markets for access to capital, have and may continue to delay purchases of our products and services until the credit markets recover. If economic or other factors cause financial institutions to fail, we could lose current or potential customers. We cannot predict when the world’s credit markets will recover and therefore when this period of delayed and diminished purchasing will end. A prolonged delay could have a material adverse effect on our business, financial condition and results of operations. Any or all of these factors, as well as other consequences of the current economic conditions which cannot currently be anticipated, could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

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

Apart from the 2010 health reform law, efforts by governmental and third- party payers to reduce healthcare costs or the announcement of legislative proposals or reforms to implement government controls could cause a reduction in sales or in the selling price of our products, which could adversely affect our business.

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

Our Certificate of Incorporation provides that, pursuant to the Delaware General Corporation Law, the liability of our directors for monetary damages shall be eliminated to the fullest extent permissible under Delaware law, as that law exists currently and as it may be amended in the future. This is intended to eliminate the personal liability of a director for monetary damages in an action brought by us, or in our right for breach of a director’s duties to us or our stockholders and may limit the remedies available to us or our stockholders. Under Delaware law, this provision does not apply to eliminate or limit a director’s monetary liabilities for: (i) breaches of the director’s duty of loyalty to us or our stockholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law; (iii) the unlawful payment of dividends or unlawful stock repurchases or redemptions under Section 174 of the Delaware General Corporation Law or (iv) transactions in which the director received an improper personal benefit. Additionally, under Delaware law, this provision does not limit a director’s liability for the violation of, or otherwise relieve us or our directors from complying with, federal or state securities laws, nor does it limit the availability of non-monetary remedies such as injunctive relief or rescission for a violation of federal or state securities laws.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 8th day of May 2013.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer