Form 10-K
period 2013-06-30
OSI SYSTEMS INC
filed 2013-08-16
CIK 1039065

Use these links to rapidly review the document

OSI SYSTEMS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-23125

OSI SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0238801 (I.R.S. Employer Identification No.)
12525 Chadron Avenue, Hawthorne, California (Address of principal executive offices)	90250 (Zip Code)

Registrant's telephone number, including area code: (310) 978-0516
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Select Market

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes: ☐    No ☒

        The aggregate market value of the registrant's voting and non-voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold on December 31, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $1,236,352,590.

        The number of shares outstanding of the registrant's Common Stock as of August 15, 2013 was 19,979,678. DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement relating to the 2013 annual meeting of stockholders are incorporated by reference into Part III. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year.

PART I

Forward-Looking Statements

        This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to current expectations, beliefs, projections and similar expressions concerning matters that are not historical facts. Words such as "project," "believe," "anticipate," "plan," "expect," "intend," "may," "should," "will," "would," and similar words and expressions are intended to identify forward-looking statements. The expectations, beliefs, projections and similar expressions reflected in the forward-looking statements may prove to be inaccurate, and actual results may differ materially from those reflected in such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, those described in Part I, Item 1, "Business," Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Through our Security division, we provide security screening, threat detection and non-intrusive inspection products, and services globally to end users under the "Rapiscan Systems" trade name. Rapiscan Systems products fall into the following categories: baggage and parcel inspection systems; cargo and vehicle inspection systems; hold (checked) baggage screening systems; people screening systems and radiation detection systems. In addition to these products, we provide site design, installation, training and technical support services to our customers. We also provide turnkey security screening solutions under the "S2" trade name, which can include the construction, staffing and long-term operation of security screening checkpoints for our customers.

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

        Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostic products, telecommunications, test and measurement devices, industrial automation systems, automotive diagnostic products and renewable energy technologies. We sell our optoelectronic devices under the "OSI Optoelectronics" trade name and perform our electronics manufacturing services primarily under the "OSI Electronics" trade name. We provide our optoelectronic devices and electronics manufacturing services to original equipment manufacturers, as well as to our own Security and Healthcare divisions.

        In fiscal 2013, revenues from the Security division amounted to $372.2 million, or approximately 46% of our revenues; revenues from the Healthcare division amounted to $231.3 million, or approximately 29% of our revenues; and third-party revenues from the Optoelectronics and Manufacturing division amounted to $198.5 million, or approximately 25% of revenues. See Note 13 to the Consolidated Financial Statements for additional financial information concerning reporting segments and geographic areas.

Industry Overview

        We sell our security and inspection systems and patient monitoring, diagnostic cardiology and anesthesia systems primarily to end-users, while we design and manufacture our optoelectronic devices and value-added subsystems, and provide electronics manufacturing services primarily for original equipment manufacturers.

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

        As a result of the September 11, 2001 terrorist attacks on the World Trade Center and subsequent attacks in other locations worldwide, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railway stations, seaports, cruise line terminals, freight forwarding operations, sporting venues, government and military installations and nuclear facilities. Congress passed the Aviation and Transportation Security Act and integrated many U.S. security-related agencies, including the U.S. Transportation Security Administration, into the U.S. Department of Homeland Security. Under its directive from Congress, the U.S. Department of Homeland Security has since undertaken numerous initiatives to prevent terrorists from entering the country, hijacking airliners, and obtaining and trafficking in weapons of mass destruction and their components, to secure sensitive U.S. technologies and to identify and screen high-risk cargo before it is loaded onto airlines and ships, among others. These initiatives, known, for example, as the Strategic Border Initiative, the Customs-Trade Partnership Against Terrorism, the U.S. Transportation Security Administration's Air Cargo Screening Mandate and the U.S. Customs and Border Protection Container Security Initiative, have resulted in an increased demand for security and inspection products.

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

        The United States Department of Energy (DOE) and other U.S. federal agencies implement the Second Line of Defense Program and Megaports programs to help prevent the proliferation and trafficking of radioactive and nuclear materials. The DOE has procured and we continue to supply and maintain multiple Rapiscan radiation detection sensors, monitors and communications systems. Our Security division also directly supplies many countries, nuclear power facilities and industries handling radioactive materials with radiation detection technology.

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

        Optoelectronics and Manufacturing.    Our optoelectronic devices are used in a wide variety of applications for diversified markets including the aerospace and defense, avionics, medical imaging and diagnostics, renewable energy, biochemistry analysis, pharmaceutical, nanotechnology, telecommunications, construction and homeland security markets. Medical applications for our devices include diagnostic and imaging products, patient monitoring equipment, optometry instrumentation, and glucose monitors. Aerospace and defense applications for our devices include satellite navigation sensors, laser guided munitions systems, range finders, weapons simulation systems, computer peripherals and other applications that require the conversion of optical signals into electronic signals. Homeland security applications for our devices include X-ray based and other detection systems. Our optoelectronic devices and value-added subsystems are also used in a wide variety of measurement control, monitoring and industrial applications and are key components in telecommunications technologies. We also offer electronics manufacturing services to our optoelectronics customers, as well as to our Security and Healthcare divisions. We offer full turnkey and printed circuit board assembly, cable and harness assembly, and box-build manufacturing services, in which we provide product design and development, supply chain management, and production manufacturing services.

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

        Security and Inspection Systems.    We design, manufacture and market security and inspection systems globally to end users under the "Rapiscan Systems" trade name. Rapiscan Systems products are used to inspect baggage, cargo, people, vehicles and other objects for weapons, explosives, drugs, radiation and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems products fall into five categories: baggage and parcel inspection, cargo and vehicle inspection, hold (checked) baggage screening, people screening and radiation detection systems. We also offer turnkey security screening services under the "S2" trade name, including the staffing and operation of security screening checkpoints.

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

        Our cargo and vehicle inspection applications, in which cars, trucks, shipping containers, pallets and other large objects can be inspected, are designed in various configurations, including fixed-site, gantry, relocatable, portal and mobile systems. These products are primarily used to verify the contents of cars, trucks or cargo containers and to detect the presence of contraband, including narcotics, weapons, explosives, radioactive and nuclear materials and other smuggled items. They offer significant improvements over past methods of cargo screening, such as manual searches, as our cargo systems are faster, more thorough and do not subject the cargo to pilferage. Entire shipping containers or trucks containing densely packed goods can be screened rapidly.

        Many of our cargo and vehicle inspection systems utilize X-ray beams, in conjunction with digital imaging equipment, to non-intrusively inspect objects and present images to an inspector, showing shapes, sizes, locations and relative densities of the contents. We also manufacture both active and passive radiation detection devices utilizing gamma, neutron and isotope specific identification methodologies. Many of these systems have been built to meet specific customer inspection requirements.

        Our Security division is the only company in the market offering X-ray and neutron-based material specific technologies. In addition, we are the only company that offers inspection systems at energy levels ranging from 200 KeV (Kilo electron Volts) to 1 MeV (Mega electron Volts), 4.5 MeV, 6 MeV, and 9MeV. As a result, we believe that we offer the broadest technology platform in the cargo and vehicle inspection systems industry. This broad platform also permits us to offer customers hybrid solutions utilizing two or more of the technologies together, thereby optimizing flexibility, performance and cost to meet the customer's unique application requirements.

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

        Our Security division also offers people screening products, such as a line of "Metor" brand walk-through metal detection products for use at security checkpoints at airports, amusement parks, banks, courthouses, government buildings, sports arenas and other venues, and the Secure 1000 personnel screener, which uses extremely low dose backscatter X-ray imaging to detect contraband and weapons concealed underneath clothing and hair. The Secure 1000 provides enhanced screening when compared to metal detectors as it displays anomalies caused by very small amounts of metal as well as non-metallic items. As a result, the Secure 1000 can simultaneously assist in the location and detection of conventional metal weapons, as well as ceramic knives, explosives, illicit drugs, precious metals, cameras, recording devices and other contraband or security threats. We have also developed a hand-held trace detection system (HE-50) providing portable light-weight detection of trace amounts of explosives. This system is designed to be used in screening people, cargo, baggage and other items for illicit materials and weapons.

        The following table sets forth certain information related to the standard security and inspection products that we currently offer. We do, however, also customize our standard products to suit specific applications and customer requirements.

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	TECHNOLOGY	MARKET SEGMENT
Baggage and Parcel Inspection	Rapiscan 600 series X-ray systems Rapiscan HE-50 Rapiscan TSA Radiation Detection	Single and dual-energy X-ray IMS hand-held explosives detection Gamma and neutron detection of radioactive and nuclear material	Checkpoint inspection at airports, prisons, border crossings, government buildings and postal facilities for mail screening

Cargo and Vehicle Inspection	Rapiscan Eagle Rapiscan HE-50 Rapiscan TSA Radiation Detection	High energy X-ray IMS hand-held explosives detection Gamma and neutron detection of radioactive and nuclear material	Cargo and vehicle inspection at airports, border crossings and sea ports

Hold (Checked) Baggage Screening	Rapiscan MVXR 5000 Rapiscan RTT Rapiscan HE-50	Multi-view, dual energy X-ray Computed Tomography IMS hand-held explosives detection	Baggage inspection at airports and freight forwarding facilities

People Screening	Metor series metal detectors Rapiscan Secure 1000 Rapiscan HE-50 Rapiscan TSA Radiation Detection	Electromagnetic induction Backscatter X-ray IMS hand-held explosives detection Gamma and neutron detection of radioactive and nuclear material	Checkpoint inspection at airports, border crossings, stadiums, prisons and government facilities

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

        For electrocardiograph monitoring or multiparameter monitoring of ambulatory patients, we offer a digital telemetry system. The system operates in government-protected bands, not used for private land mobile radio, business radio services or broadcast analog and digital television. In April 2011, we introduced the XPREZZON™ patient monitor. It incorporates a high-resolution display to provide crisp and visually rich patient information that can be accessed with a single touch, all designed to enhance patient care and ease of use. XPREZZON is the first patient monitor sensitive to a patient's need for a good night's rest. It dims the display in low ambient light. It also delivers patient information to mobile devices, allowing clinicians to monitor their patients anywhere they have mobile access. In June 2012, we added an additional new monitor to the product line, the qube™ compact monitor. The qube provides all the clinical capability of the XPREZZON monitor in a compact and lightweight solution with a long operating battery. The qube can be used in both bedside and transport applications. In December 2012, we introduced a new telemetry transmitter, the AriaTele™. The AriaTele is a feature rich telemetry transmitter that is lightweight, comfortable to wear and fully waterproof. It provides a color screen to display ECG and SpO2 signal quality, heart rate, pulse rate and oxygen saturation level, providing immediate feedback to the caregiver.

        Our Healthcare division also develops cardiac diagnostic systems, including Holter analyzers and recorders. Our Pathfinder SLHolter analyzer offers users interactive control with advanced diagnostic parameters. Our evoHolter recorders provide low cost of ownership through, for example, the elimination of disposable batteries, memory cards with no moving parts to maintain and other advances. Our Lifecard CF Holter recorders are worn by patients for up to seven days in order to capture heart arrhythmias that may occur in a patient only a few times per week. This product is especially helpful in identifying the presence of atrial fibrillation. Patients that may be experiencing even less frequent heart arrhythmias wear our CardioCall product, which stays with the patient over several weeks and transmits its findings over the phone to a receiving station in the hospital.

        We are also a leading supplier of ambulatory blood pressure monitors which are routinely used by physicians around the world and clinical research organizations. Many physicians are using ambulatory blood pressure monitoring to detect "white coat" hypertension, a condition in which people experience elevated blood pressure in the doctor's office, but not in their daily lives. Ambulatory blood pressure monitoring helps improve diagnostic accuracy and minimize the associated costs of treatment.

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

        In January 2013, we introduced the ARKON Anesthesia System. This is a new high-performance anesthesia delivery system that offers functionality, comfort and control. This anesthesia delivery system can be expanded to enable a wide-angle view of the clinical setting so the clinician can face the patient, as well as other clinical advancements.

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

        We also provide electronics design and manufacturing services both in North America and in the Asia Pacific region with enhanced, RoHS-compliant, printed circuit board and cable and harness assemblies and box-build manufacturing services utilizing state-of-the-art automated surface mount technology lines. We offer electronics manufacturing services to original equipment manufacturers for medical, automotive, defense, aerospace, industrial and skin care applications that do not utilize optoelectronic devices. We also manufacture LCD displays for medical, industrial and consumer electronics applications. Our electronics manufacturing services are provided primarily under the "OSI Electronics" trade name and are also provided under the "APlus Products" trade name.

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
UV and X-ray Linear and 2-D Arrays
Position Sensitive Devices
Optical Switches
Silicon and InGaAs Photodetectors
Passive Optical Components
Solid State Laser Diodes
	Laser Scanners (AS600 through AS800 Series)	Medical devices and instrumentation, blood chemistry, optical instrumentation, bar code readers, security and inspection equipment, laser range finders, laser guided munitions, weapon simulation systems, navigation sensors, telecommunication products, passive optical components and coatings, test and measurement instrumentation and toll and traffic management systems

Medical Devices and Accessories	Oximetry Sensors and Accessories Blood Pressure Cuffs Fluid Delivery Unifusors	Medical devices and instrumentation

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

        Our customers include, among many others, the U.S. Transportation Security Administration, U.S. Customs and Border Protection, U.S. Department of Defense and Federal Bureau of Prisons in the United States, as well as the London Organising Committee of the Olympic Games and Paralympic Games, Her Majesty's Revenue and Customs and Manchester Airport Group in the United Kingdom, the Servicio de Administración Tributaria in

México, Chek Lap Kok Airport in Hong Kong, Ben Gurion International Airport in Israel, the Malaysian Airport Board in Malaysia and the Port Authority of San Juan, Puerto Rico.

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

        We have sold these products to organizations such as Eisenhower Medical Center in Rancho Mirage, California, Spartanburg Regional Medical Center in Spartanburg, South Carolina, LSU Medical Center in Shreveport, Louisiana, Schüchtermannklinik in Germany, Universitätsspital Zürich in Switzerland, and Intensive Care Centrum UMC Utrecht, in the Netherlands among many other organizations. We have also sold the products through various group purchasing organizations, including Novation, Inc. and MedAssets Supply Chain Systems, LLC, among others.

        Optoelectronic Devices and Electronics Manufacturing Services.    Our optoelectronic devices and the electronics we manufacture are used in a broad range of products by a variety of customers. For example, they are utilized by customers in the following market segments: defense, aerospace and avionics; analytical and medical imaging; healthcare; telecommunications; homeland security; barcode scanners; toll and traffic management; and automotive diagnostic systems. Major customers in these segments include Raytheon, Honeywell, Gilardoni, Covidien, Smiths Medical, Conmed Corporation, Inogen, Beckman Coulter, JDS Uniphase, United Technologies, Northrop Grumman, Wincor and Bosch (Vetronix), among others.

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

        In addition to close collaboration with our customers in the design and development of our current products, we maintain an active program for the development and introduction of new products, enhancements and improvements to our existing products, including the implementation of new applications of our technology. We seek to further enhance our research and development program and consider such program to be an important element of our business and operations. As of June 30, 2013, we engaged approximately 461 full-time engineers, technicians and support staff. Our research and development expenses were $45.5 million in fiscal 2011, $49.6 million in fiscal 2012 and $48.2 million in fiscal 2013. We intend to continue to invest in our research and development efforts in the future.

Manufacturing and Materials

        We currently manufacture our security and inspection systems domestically in California, Colorado and North Carolina, and internationally in Malaysia and the United Kingdom. We currently manufacture our patient monitoring, diagnostic cardiology and anesthesia systems domestically in Washington and internationally in China. We currently manufacture our optoelectronic devices and provide electronics manufacturing services domestically in California, Massachusetts, Mississippi, New Jersey and Florida, and internationally in India, Indonesia, Malaysia and Singapore, with plans to consolidate the manufacturing services of our Massachusetts location into our other locations in fiscal 2014. Most of our high volume, labor intensive manufacturing and assembly activities are performed at our facilities in India, Indonesia and Malaysia. Since most of our customers are located in the United States, Europe and Asia, our ability to manufacture products in these markets and provide follow-on service from offices located in these regions is an important component of our global strategy.

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

        Patents.    We possess rights to a number of U.S. and foreign patents relating to various aspects of our security and inspection products, patient monitoring, diagnostic cardiology and anesthesia systems and optoelectronic devices and subsystems. Our current patents will expire at various times between 2013 and 2031. However, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity or enforceability, or may be found to not be infringed by any third parties. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

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

        We are also subject to regulation in the foreign countries in which we manufacture and market our patient monitoring, diagnostic cardiology and anesthesia systems. For example, the commercialization of medical devices in the European Union is regulated under a system that presently requires all medical devices sold in the European Union to bear the CE mark—an international symbol of adherence to quality assurance standards. Our manufacturing facilities in Hawthorne, California; Issaquah, Washington (Healthcare division manufacturing site through July 2013), Snoqualmie, Washington (Healthcare division manufacturing site after July 2013); Johor Bahru, Malaysia; Batam, Indonesia; Hyderabad, India; Jacksonville, Florida; and Suzhou, China are all certified to the International Organization for Standardization's ISO 13485 standard for medical device quality management systems. Our Hawthorne, California and Issaquah and Snoqualmie, Washington facilities are also certified to the requirements of Annex II, section 3 of the Directive 93/42/EEC on Medical Devices, which allows them to self-certify that manufactured products can bear the CE mark.

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

        In 2010, significant reforms to the healthcare system were adopted as law in the United States. Among other things, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices beginning in 2013. The excise tax has increased our operating expenses. Because many parts of the 2010 healthcare law remain subject to implementation in the future, the long-term impact on us is uncertain. The new law or any future legislation could impact the demand for our products or the prices at which we sell our products.

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

        During one investigation, we discovered soil and groundwater contamination at our Hawthorne, California facility that we believe was the result of unspecified historical releases prior to our occupancy. This site had been used by other companies for semiconductor manufacturing similar to our present operations since the mid-1960's and was part of a large aircraft manufacturing complex during World War II. It is not presently known when the releases occurred or by whom they were caused. The groundwater contamination is a known regional problem, not limited to our premises or our immediate surroundings. We filed the requisite reports concerning this problem with the appropriate environmental authorities in fiscal 2001. We also have notified the prior owners of the facility and the present owners and tenants of adjacent properties concerning the problem and have requested from such parties agreements to toll of the statute of limitations for actions against such parties with respect to the contamination. We were recently contacted by the local governing agency with a request to provide additional historical information and further characterization of the site. Historical reports and site characterization work plans were completed in fiscal 2013 and further site characterization studies, including soil and groundwater investigations, are scheduled for fiscal 2014. These studies are necessary to determine the extent of the on-site releases and if any remediation of such contamination will be required.

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

        In the markets in which we compete to provide optoelectronic devices and electronics manufacturing services, competition is based primarily on such factors as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and the ability to provide fully integrated services from application development and design through production. We believe that our major competitors in the optoelectronic device market are First Sensor and Excelitas Technologies. Because we specialize in custom subsystems requiring a high degree of engineering expertise, we believe that we generally do not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components. Competition in the extensive electronic manufacturing services market ranges from multinational corporations with sales in excess of several billions of dollars, to large regional competitors and to small local assembly companies. In our experience, the original equipment manufacturers to whom we provide such services prefer to engage companies that offer both local and lower-cost off-shore facilities. As a result, our primary domestic competition for these services is located in Southern California and in New England, where our U.S. facilities are also located. Such competition includes Stellar Microelectronics; Celestica; Benchmark Electronics; Plexus and Jabil, among others. In addition, our high-volume, low-cost contract manufacturing locations in Southeast Asia compete with other manufacturers in the same region.

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

        As of June 30, 2013, our consolidated backlog totaled approximately $1.0 billion, compared to approximately $1.1 billion as of June 30, 2012 and approximately $0.3 billion at June 30, 2011. Sales orders underlying our backlog are firm orders; although, from time to time we may agree to permit a customer to cancel an order or an order may be cancelled for other reasons. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and cannot be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

        As of June 30, 2013, we employed approximately 5,200 people, of whom 2,659 were employed in manufacturing, 461 were employed in engineering or research and development, 428 were employed in administration, 405 were employed in sales and marketing and 1,239 were employed in service capacities. Of the total employees, 2,231 were employed in the Americas, 2,548 were employed in Asia and 413 were employed in Europe. Many of our employees in Europe have statutory collective bargaining rights. We have never experienced a work stoppage or strike, and management believes that our relations with our employees are good.

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

ITEM 1A.    RISK FACTORS

        Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. We encourage you to carefully consider all such risk factors when making investment decisions regarding our company. If any such risks, or any other risks that we do not currently consider to be material, or which are not known to us, materialize, our business, financial condition and operating results could be materially adversely affected.

             Fluctuations in our operating results may cause our stock price to decline.

        Given the nature of the markets in which we participate, it is difficult to reliably predict future revenues and profitability. Changes in competitive, market and economic conditions may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results. Factors that may affect our operating results and/or the market price of our Common Stock include, but are not limited to:

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

        We encounter aggressive competition from numerous competitors in each of our divisions. In the security and inspection and patient monitoring, diagnostic cardiology and anesthesia systems markets, competition is based primarily on such factors as product performance, functionality and quality, cost, prior customer relationships, technological capabilities of the product, price, certification by government authorities, past performance, local market presence and breadth of sales and service organization. In the optoelectronic devices and electronics manufacturing markets, competition is based primarily on factors such as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and on the ability to provide fully-integrated services from application development and design through volume subsystem production. We may not be able to compete effectively with all of our competitors. To remain competitive, we must develop new products and enhance our existing products and services in a timely manner. We anticipate that we may have to adjust the prices of many of our products to stay competitive. In addition, new competitors may emerge and entire product lines or service offerings may be threatened by new technologies or market trends that reduce the value of these product lines or service offerings.

             The September 11, 2001 terrorist attacks, subsequent attacks in other locations worldwide and the creation of the U.S. Department of Homeland Security have increased financial expectations that may not materialize.

        The September 11, 2001 terrorist attacks and subsequent attacks in other locations worldwide have created increased interest in our security and inspection systems and service offerings. However, we are not certain whether the level of demand will continue to be as high as it is now. We do not know what solutions will continue to be adopted by the U.S. Department of Homeland Security, the U.S. Department of Defense, and similar agencies in other countries and whether our products will be a part of those solutions. Additionally, should our products and services be considered as a part of future security solutions, it is unclear what the level may be and how quickly funding to purchase our products and services may be made available. These factors may adversely impact us and create unpredictability in revenues and operating results.

             If operators of, or algorithms installed in, our security and inspection systems fail to detect weapons, explosives or other devices or materials that are used to commit a terrorist act, we could be exposed to product and professional liability and related claims for which we may not have adequate insurance coverage.

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

        We also offer turnkey security screening solutions under which we perform certain of the security screening tasks that have historically been performed by our customers. Such tasks include: design, layout and construction of the security checkpoint where the inspection equipment is located; selection of the security equipment to be used at the checkpoint; selection, training and management of the personnel operating the checkpoint; operation of the security screening equipment; interpretation of the images and other signals produced by the security screening equipment; maintenance and security of the checkpoint as well as other related services. Such projects expose us to certain professional liability risks that are inherent in performing security inspection services (in live checkpoint environments and over extended periods of time) for the purpose of assisting our customers in the detection of contraband items, including items that could be used in performing terrorist acts or other crimes. If a contraband item were to pass through the checkpoint and be used to perform a terrorist act or other crime, we could become the subject of significant professional liability claims.

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

        Most U.S. government agencies and some other agencies with which we contract can terminate their contracts with us for convenience, and in that event we generally may recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If an agency terminates a contract with us for default, we may be denied any recovery and may be liable for excess costs incurred by the agency in procuring undelivered items from an alternative source. We may receive notices under such contracts that, if not addressed to the agency's satisfaction, could give the agency the right to terminate those contracts for default or to cease procuring our services under those contracts. The U.S. government may also initiate administrative proceedings that, if resulting in an adverse finding against us or our subsidiaries as to our present responsibility to be a U.S. government contractor or subcontractor, could result in our company or our subsidiaries being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges and, if satisfying the requisite level of seriousness, in or debarment from contracting with the U.S. government for a specified term as well as being subject to other remedies available to the U.S. government.

        For example, subsidiaries within our Security division received a "show cause" letter in November 2012 from the U.S. Transportation Security Administration (TSA) and a related Notice for Proposed Debarment from the U.S. Department of Homeland Security in May 2013. Although, with respect to that "show cause" letter and Notice for Proposed Debarment, they were ultimately able to reach an Administrative Agreement with the U.S. government, which allowed them to continue with their current and future business with U.S. government agencies, there is no assurance that we would be able to reach a similar outcome with respect to any future proceedings that we may become involved. In addition, if our Security division fails to remain in compliance with its current Administrative Agreement, the U.S. Department of Homeland Security could initiate debarment proceedings.

        Further, we are generating increasing revenues from certain customers, the loss of which could have a material adverse effect on our business. In particular, in January 2012, we entered into a six-year contract with the Mexican government to provide a turnkey security screening solution at various locations throughout the country. This project is expected to provide significant revenues over the life of the contract and will require substantial management and financial resources for capital equipment and infrastructure in anticipation of future revenues and result in substantial cash-flow volatility. The termination or non-renewal of this contract, even if for reasons unrelated to the quality of our products or services, could therefore have a more wide-spread and potentially material adverse effect on our business, financial condition and results of operations.

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

        Additionally, in August 2011, Congress enacted the Budget Control Act of 2011 ("BCA"), committing the U.S. government to significantly reduce the federal deficit over ten years. The BCA contains provisions commonly referred to as "sequestration", which call for substantial, unspecified automatic spending cuts split between defense and non-defense programs that may continue for a period of ten years. In January 2013, Congress enacted the American Taxpayer Relief Act of 2012, which temporarily postponed enactment of the sequestration provisions for approximately two months. The sequestration cuts went into effect at the beginning of March 2013 and the impact of the spending reductions have only recently begun to spread through the economy. Likewise, various European governments have implemented or intend to implement austerity measures intended to reduce government spending. Such measures may reduce demand for our products directly by affected governmental agencies and by our customers who derive revenues from these governmental agencies. We cannot currently predict the impact of governmental spending reductions on us or our customers or whether and to what extent our business and results of operations may be adversely harmed.

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

        Although our turnkey screening solutions business has a limited operating history, we have recently entered into significant large-scale agreements to provide turnkey security screening solutions to certain customers. For example, in January 2012, we entered into a substantial six-year contract with the Mexican government to provide a turnkey security screening solution at various sites throughout Mexico. The contract is expected to provide significant revenues over the life of the contract. However, this contract required substantial management and financial resources for capital equipment and infrastructure in anticipation of future revenues. Under this contract, we were provided an advance of $100 million; however, we are obligated to provide a guarantee until the advance has been earned. If we fail to receive such revenues after expending such resources, such failure could have a material adverse effect on our business, financial condition and results of operations. We anticipate that future contracts for turnkey security screening solutions in other territories will also require the outlay and management of substantial financial resources for capital equipment and infrastructure.

        Turnkey screening solutions projects, in contrast to the sale and installation of security inspection equipment, also require that we hire and manage large numbers of local personnel in jurisdictions where we may not have previously operated. They also require that we establish, adhere to, adapt and monitor operating procedures over periods that last much longer than our other projects. If we are unable to efficiently manage the adaptation and growth of our operations relating to these projects, our operations could be materially and adversely affected.

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

             Inability of service vendors to fulfill contracts.

        We contract with third-party vendors to service our equipment in the field. We have made such arrangements because sometimes it is more efficient to outsource these activities than it is for our own employees to service our equipment. In addition, some of these vendors maintain stocks of spare parts that are more efficiently accessed in conjunction with a service agreement than would be the case if we were to maintain such spare parts independently. Any material interruption in our the ability of our vendors to fulfill such service contracts could adversely affect our ability to fulfill customer orders and therefore could ultimately have a material adverse effect on our business, financial condition and results of operations.

             Potential to accumulate excess inventory.

        Because of long lead times and specialized product designs, in certain cases we purchase components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for our products, inadequate or inaccurate forecasts, or other issues that might impact production planning, our customers might not purchase all the products that we have manufactured or for which we have purchased components. In any such event, we would attempt to recoup material and manufacturing costs by means such as returning components to our vendors, disposing of excess inventory through other channels, or requiring our OEM customers to purchase or otherwise compensate us for such excess inventory. Some of our significant customer agreements do not give us the ability to require our OEM customers to do this. To the extent that we are unsuccessful in recouping our material and manufacturing costs this could adversely affect our ability to fulfill customer orders and therefore could ultimately have a material adverse effect on our business, financial condition and results of operations.

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

        Integrating acquired businesses has been and will continue to be complex, time consuming and expensive, and can negatively impact the effectiveness of our internal control over financial reporting. The use of debt to fund acquisitions or for other related purposes increases our interest expense and leverage. If we issue equity securities as consideration in an acquisition, current stockholders percentage ownership and earnings per share may be diluted. As a result of these and other risks, we cannot be certain that our previous or future acquisitions will be successful and will not materially adversely affect the conduct, operating results or financial condition of our business.

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

             Economic, political, operational and other risks associated with international sales and operations could adversely affect our financial performance.

        In fiscal 2011, 2012 and 2013 revenues from shipments made to customers outside of the United States accounted for approximately 47%, 47% and 52% of our revenues, respectively. Of the revenues generated during fiscal 2013 from sales made to customers outside of the United States, 18% represented sales made by subsidiaries based in the United States to foreign customers, and the balance represented sales generated by foreign subsidiaries. Since we sell certain of our products and services worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, and therefore employees, suppliers, real property, capital equipment, cash and other assets are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including without limitation:

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

  •
  trade protection measures;

  •
  difficulty in staffing and managing widespread operations; and

  •
  difficulty in managing distributors and sales agents and their compliance with applicable laws.

             We are facing an increasingly complex international regulatory environment which is constantly changing and if we fail to comply with international regulatory requirements, or are unable to comply with changes to such requirements, our financial performance may be harmed.

        Our international operations and sales subject us to an international regulatory environment which is becoming increasingly complex and is constantly changing due to factors beyond our control. Risks associated with our international operations and sales include, without limitation, those arising from the following factors:

  •
  differing legal and court systems and changes to such systems;

  •
  differing labor laws and changes in those laws;

  •
  differing tax laws and changes in those laws;

  •
  differing environmental laws and changes in those laws;

  •
  differing laws governing our distributors and sales agents and changes in those laws;

  •
  differing protection of intellectual property and changes in that protection;

  •
  differing import and export requirements and changes to those requirements; and

  •
  differing regulatory requirements and changes in those requirements.

        If we fail to comply with applicable international regulatory requirements, even if such non-compliance by us is inadvertent, or if we are unable to comply with changes to such requirements, our financial performance may be harmed.

             There are inherent risks associated with operations in Mexico.

        We are currently in the process of fulfilling a multi-year agreement to provide a turnkey security scanning solution to the tax and customs authority of Mexico. This agreement is individually material to our business, financial condition and results of operations. There are certain administrative, legal, governmental and societal risks to operating in Mexico that could adversely impact our operations. Any one or more of the risks that could adversely affect our ability to fulfill our agreement and therefore ultimately have a material adverse effect on our business, financial condition and results of operations include, without limitation:

  •
  regional political and economic stability;

  •
  high rate of crime in Mexico where we conduct operations;

  •
  ability of key suppliers and subcontractors to fulfill obligations;

  •
  ability to hire and maintain a significant work force;

  •
  burdensome and evolving government regulations;

  •
  cooperation of various departments of the Mexican government in issuing permits, inspecting our operations on a timely basis; providing adequate security among other items;

  •
  receipt of payments in a timely manner;

  •
  termination or change in scope of program;

  •
  change in the value of the Mexican peso.

             Our operations are vulnerable to interruption or loss due to natural disasters, epidemics, terrorist acts and other events beyond our control, which could adversely impact our operations.

        Although we perform manufacturing in multiple locations, we generally do not have redundant manufacturing capabilities in place for any particular product or component. As a result, we depend on our current facilities for the continued operation of our business. A natural disaster, pandemic, terrorist act, act of war, or other natural or manmade disaster affecting any of our facilities could significantly disrupt our operations, or delay or prevent product manufacturing and shipment for the time required to repair, rebuild, or replace our manufacturing facilities. This delay could be lengthy and we could incur significant expenses to repair or replace the facilities. Any similar natural or manmade disaster that affects a key supplier or customer could lead to a similar disruption in our business.

             Third parties may claim we are infringing their intellectual property rights, and we could suffer significant litigation or licensing expenses or be prevented from selling products.

        As we introduce any new and potentially promising product or service, or improve existing products or services with new features or components, companies possessing competing technologies, or other companies owning patents or other intellectual property rights, may be motivated to assert infringement claims in order to generate royalty revenues, delay or diminish potential sales and challenge our right to market such products or services. Even if successful in defending against such claims, patent and other intellectual property related litigation is costly and time consuming. In addition, we may find it necessary to initiate litigation in order to protect our patent or other intellectual property rights, and even if the claims are well-founded and ultimately successful such litigation is typically costly and time-consuming and may expose us to counterclaims, including claims for intellectual property infringement, anti-trust, or other such claims. Third parties could also obtain patents or other intellectual property rights that may require us to either redesign products or, if possible, negotiate licenses from such third parties. Adverse determinations in any such litigation could result in significant liabilities to third parties or injunctions, or could require us to seek licenses from third parties, and if such licenses are not available on commercially reasonable terms, prevent us from manufacturing, importing, distributing, selling or using certain products, any one of which could have a material adverse effect on us. In addition, some licenses may be non-exclusive, which could provide our competitors access to the same technologies. Under any of these circumstances, we may incur significant expenses.

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

        There have been, and we expect there will continue to be, a number of legislative and regulatory proposals to change the healthcare system, and some could involve changes that could significantly affect our business. This legislation will significantly affect the ways in which doctors, hospitals, healthcare systems and health insurance companies are compensated for the services they provide. For example, the 2010 health care reform includes a 2.3% excise tax on United States sales of a wide range of medical devices. The excise tax became effective in 2013 and increased our costs. Although some provisions of the health reform legislation have been implemented, many of the legislative changes contained within the health reform legislation will not be effective or implemented until later this year or in subsequent years. It is not clear at this time whether and to what extent this legislation may impact the ability of hospitals and hospital networks to purchase the patient monitoring, diagnostic cardiology and anesthesia systems that we sell or if it will alter market-based incentives that hospitals and hospital networks currently face to continually improve, upgrade and expand their use of such equipment. While this legislation could materially and adversely affect us, at this time we cannot predict the extent of any impact on our business or results of operations.

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

        Once any of our patient monitoring, diagnostic cardiology and anesthesia systems is cleared for sale, regulatory authorities may still limit the use of such product, prevent its sale or manufacture or require a recall or withdrawal of such product from the marketplace. Following initial clearance from regulatory authorities, we continue to be subject to extensive regulatory requirements. Government authorities can withdraw marketing clearance or impose sanctions due to our failure to comply with regulatory standards or due to the occurrence of unforeseen problems following initial clearance. Ongoing regulatory requirements are wide-ranging and govern, among other things:

  •
  annual inspections to retain a CE mark for sale of products in the European Union;

  •
  product manufacturing;

  •
  patient health data protection and medical device security;

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

             Technological advances and evolving industry and regulatory standards and certifications could reduce our future product sales, which could cause our revenues to grow more slowly or decline.

        The markets for our products are characterized by rapidly changing technology, changing customer needs, evolving industry or regulatory standards and certifications and frequent new product introductions and enhancements. The emergence of new industry or regulatory standards and certification requirements in related fields may adversely affect the demand for our products. This could happen, for example, if new standards and technologies emerged that were incompatible with customer deployments of our applications. In addition, any products or processes that we develop may become obsolete or uneconomical before we recover any of the expenses incurred in connection with their development. We cannot assure you that we will succeed in developing and marketing product enhancements or new products that respond to technological change, new industry standards, changed customer requirements or competitive products on a timely and cost-effective basis. Additionally, even if we are able to develop new products and product enhancements, we cannot assure you that they will achieve market acceptance.

        We develop certain of our security inspection technologies to meet the certification requirements of various agencies worldwide, including the U.S. Transportation Safety Administration and the European Civil Aviation Conference among others. Such standards frequently change and there is a risk now and in the future that we may not ultimately be able to develop technologies, or develop in a timely way, solutions that are ultimately able to meet the new standards.

             We are subject to various environmental regulations which may impose liability on us whether or not we knew of or caused the release of hazardous substances on or in our facilities.

        We are subject to various foreign and U.S. federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling and disposal of certain hazardous substances and wastes used or generated in the manufacturing and assembly of our products. Under such laws, we may become liable for the costs of removal or remediation of certain hazardous substances or wastes that have been or are being disposed of offsite as wastes or that have been or are being released on or in our facilities. Such laws may impose liability without regard to whether we knew of or caused the release of such hazardous substances or wastes. For example, we continue to assess the risks related to U.S. federal, state and local environmental laws related to the soil and groundwater contamination at our Hawthorne, California facility. See "Business—Environmental Regulations". Any failure by us to comply with present or future regulations could subject us to the imposition of substantial fines, suspension of production, alteration of manufacturing processes, or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

             A failure of a key information technology system, process or site could have a material adverse impact on our ability to conduct business.

        We rely extensively on information technology systems to interact with our employees and our customers. These interactions include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, processing transactions, summarizing and reporting results of operations, transmitting data used by our service personnel and by and among our wide-spread operations, complying with regulatory, legal and tax requirements, and other processes necessary to manage our business. If our systems are damaged or cease to function properly due to any number of causes, ranging from the failures of third-party service providers, to catastrophic events, to power outages, to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may suffer interruptions in our ability to manage operations which may adversely impact our results of operations and/or financial condition.

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

        The U.S. government currently plays an important role in funding the development of certain of our security and inspection systems and sponsoring their deployment at airports, ports, military installations and border crossings. However, in the future, additional research and development funds from the government may not be available to us. If the government fails to continue to sponsor our technologies, we may have to expend more resources on product development or cease development of certain technologies, which could adversely affect our business. Government funded research and development also presents risks associated with government contracting in general that are described elsewhere in our risk factors. Government agencies can generally terminate their contracts for convenience, and if we fail to meet the goals of government funded research and development, there is a risk that the government agency may terminate our contracts for default. In addition, any future grants to our competitors may improve their ability to develop and market competing products and cause our customers to delay purchase decisions, which could harm our ability to market our products.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of June 30, 2013, we owned five facilities. The following table lists these facilities:

Location	Description of Facility	Approximate Square Footage
Hawthorne, California	Corporate headquarters and administrative, manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	88,000
Snoqualmie, Washington (1)	Headquarters and administrative, engineering, sales, marketing and service for our Healthcare division; Manufacturing site for our Healthcare division after July 2013	177,000
Surrey, England (1)	Manufacturing, engineering, sales and marketing and service for our Security division	59,000
Batam, Indonesia	Manufacturing for our Optoelectronics and Manufacturing division	59,000
Ocean Springs, Mississippi	Manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	19,000

(1)
Each of these facilities is encumbered by a mortgage.

        As of June 30, 2013, we leased all of our other facilities. The following table lists the principal (i.e., facilities greater than 50,000 square feet) physical properties that we lease:

Location	Description of Facility	Approximate Square Footage	Expiration
Camarillo, California	Manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	60,000	2015
Sunnyvale, California	Manufacturing, engineering, sales and marketing and service for our Security division	62,500	2017
Torrance, California	Manufacturing, engineering, sales and marketing and service for our Security division	91,900	2017
Garner, North Carolina	Manufacturing, engineering, sales and marketing and service for our Security division	68,000	2017
Issaquah, Washington (1)	Manufacturing facility for our Healthcare division through July 2013	202,600	2014
Suzhou, China	Manufacturing, engineering, sales and marketing and service for our Healthcare division	53,000	2017
Hyderabad, India (2)	Manufacturing and engineering for our Security, Healthcare and Optoelectronics and Manufacturing divisions	50,400	2016
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Security division	89,000	2015
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Optoelectronics and Manufacturing division	71,000	2014
Stoke on Trent, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	65,000	2020

(1)
This is comprised of two leases at the same facility. One lease covers a 107,000 square foot building and the other covers a 95,600 square foot building. Both leases expire in 2014. We have subleased this facility to a third party subtenant for the remaining term of our leases, with the sublease of the 107,000 square foot building effective May 1, 2013 and the sublease of the 95,600 square foot building effective August 1, 2013. Our facility in Snoqualmie has replaced this Issaquah facility as the headquarters for our Healthcare division. In conjunction with our move into the Snoqualmie facility, we expect to incur a charge in fiscal 2014 for related expenses, including lease costs for the Issaquah, Washington facility through the lease expiration to the extent the sublease does not fully mitigate these costs.
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

ITEM 3.    LEGAL PROCEEDINGS

        On June 21, 2013, two of our subsidiaries—Rapiscan Systems, Inc. and Rapiscan Government Services, Inc.—entered into a 30-month Administrative Agreement with the U.S. Department of Homeland Security. The Administrative Agreement resolved a Notice of Proposed Debarment that was received from the U.S. Department of Homeland Security on May 20, 2013. The notice related to the Rapiscan Secure 1000SP Advanced Imaging Technology system and associated Automated Target Recognition software, and whether hardware defects existed and, if so, whether such defects were properly communicated.

        We are also involved in various other claims and legal proceedings arising in the ordinary course of business. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings will not likely have a material adverse effect on our business, financial condition and results of operations. In accordance with accounting standards related to contingencies, we have not accrued for loss contingencies relating to such matters because we believe that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to us, the impact on our business, results of operations, financial condition and/or liquidity could be material.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

        Our Common Stock is traded on The NASDAQ Global Select Market under the symbol "OSIS."

        The following table sets forth the high and low sale prices of a share of our Common Stock as reported by The NASDAQ Global Select Market on a quarterly basis for fiscal 2012 and 2013. The prices shown reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2012:	High	Low
Quarter ended September 30, 2011	$45.28	$31.92
Quarter ended December 31, 2011	$49.89	$31.00
Quarter ended March 31, 2012	$64.08	$48.27
Quarter ended June 30, 2012	$68.00	$57.00

2013:	High	Low
Quarter ended September 30, 2012	$78.88	$61.01
Quarter ended December 31, 2012	$81.23	$48.51
Quarter ended March 31, 2013	$72.02	$53.14
Quarter ended June 30, 2013	$67.50	$48.10

        As of August 12, 2013, there were approximately 172 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in "street" name.

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

Issuer Purchases of Equity Securities

        Our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to 4,000,000 shares of our Common Stock. This program does not have an expiration date. Upon repurchase, the shares are restored to the status of authorized but unissued and we record them as a reduction in the number of shares of Common Stock issued and outstanding in our Consolidated Financial Statements.

        The following table presents the shares acquired during the quarter ended June 30, 2013:

Period	Total number of shares (or units) purchased		Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2013 to April 30, 2013	—		$—	—	1,410,040
May 1, 2013 to May 31, 2013	2,294	(1)	$56.57	—	1,410,040
June 1, 2013 to June 30, 2013	25,000		$62.68	25,000	1,385,040

(1)
In May 2013, a total of 2,294 shares were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.
(2)
In March 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares. In September 2004, our Board of Directors authorized an additional 1,000,000 shares for repurchase pursuant to this program. In April 2013, our Board of Directors authorized an additional 1,000,000 shares for repurchase pursuant to this program.

Equity Compensation Plans

        The following table provides information concerning our equity compensation plans as of June 30, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,019,733	$26.33	3,705,988	(2)(3)(4)
Equity participation plans not approved by security holders	—	N/A	—

Total	1,019,733	$26.33	3,705,988

(1)
Includes shares of our Common Stock issuable upon exercise of options under our 2006 Equity Participation Plan and our 2012 Incentive Award Plan.
(2)
These shares are available for future issuance under our 2012 Incentive Award Plan, which was approved by our shareholders on December 12, 2012. Upon shareholder approval of the 2012 Incentive Award Plan, we froze the 2006 Equity Participation Plan, and no further awards can be granted thereunder.
(3)
Shares awarded as restricted stock restricted stock units or similar awards that convey the full value of the shares subject to the award are counted as 1.87 shares for every one share granted
(4)
Shares subject to awards outstanding under the 2006 Equity Participation Plan that terminate, expire or lapse for any reason (up to a maximum of 2,220,000 shares) also become available for future issuance under our 2012 Incentive Award Plan.

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

        The peer group includes the following companies: American Science & Engineering (NASDAQ Symbol: ASEI) and Analogic Corporation (NASDAQ Symbol: ALOG).

        The graph assumes that $100.00 was invested on June 30, 2008 in (a) our Common Stock, (b) The NASDAQ Composite Index and (c) the companies comprising the peer group described above (weighted according to each respective issuer's stock market capitalization at the beginning of each period for which a return is indicated). The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2008 through June 2013
Among OSI Systems, Inc.
The NASDAQ Composite Index and a Peer Group

        The following table provides the same information in tabular form as of June 30:

	2008	2009	2010	2011	2012	2013
OSI Systems, Inc.	$100.00	$97.34	$129.65	$200.75	$295.70	$300.75
The NASDAQ Composite Index	100.00	80.56	93.30	124.28	132.47	155.74
Peer Group	100.00	85.91	100.77	111.96	105.71	118.27

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2013, and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of June 30, 2012 and 2013, and for each of the years in the three-year period ended June 30, 2013, are included elsewhere in this report. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Year Ended June 30,
	2009	2010	2011	2012	2013
	(in thousands, except earnings per share data)
Consolidated Statements of Operations Data (1):
Revenues	$590,361	$595,111	$656,100	$792,990	$802,047
Cost of goods sold	388,910	377,077	416,834	524,348	511,621

Gross profit	201,451	218,034	239,266	268,642	290,426
Operating expenses:
Selling, general and administrative	137,985	139,830	142,633	151,746	159,761
Research and development	36,862	38,577	45,448	49,565	48,240
Impairment, restructuring and other charges	7,123	2,859	3,424	1,391	7,987

Total operating expenses	181,970	181,266	191,505	202,702	215,988

Income from operations	19,481	36,768	47,761	65,940	74,438
Interest expense and other income, net	(2,936)	(1,772)	(1,026)	(3,957)	(5,024)

Income before income taxes	16,545	34,996	46,735	61,983	69,414
Provision for income taxes	5,393	11,439	13,313	16,435	25,279

Net income	$11,152	$23,557	$33,422	$45,548	$44,135

Net income available to common stockholders—diluted	$11,152	$23,557	$33,422	$45,548	$44,135

Basic earnings per common share	$0.64	$1.32	$1.77	$2.31	$2.21

Diluted earnings per common share	$0.63	$1.28	$1.71	$2.24	$2.15

Weighted average shares outstanding—diluted	17,596	18,389	19,548	20,330	20,568

	Year Ended June 30,
	2009	2010	2011	2012	2013
	(in thousands)
Consolidated Balance Sheet Data (1):
Cash and cash equivalents	$25,172	$51,989	$55,619	$91,452	$34,697
Working capital	187,608	204,607	244,305	322,464	245,286
Total assets	474,828	513,114	584,916	749,896	919,796
Long-term debt	39,803	23,366	2,756	2,467	10,673
Total debt	52,360	36,109	2,977	2,682	71,470
Total stockholders' equity	276,000	313,710	384,800	434,119	478,451

(1)
Results of operations for fiscal years 2009 through 2013, and our financial position as of June 30, 2009, 2010, 2011, 2012 and 2013 incorporate the effect of several acquisitions.

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

        Security Division.    Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. and foreign government agencies, and provide turnkey security screening solutions. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs, radioactive material and other contraband as well as to screen people. Revenues from our Security division accounted for 46% of our total consolidated revenues for fiscal 2013.

        Healthcare Division.    Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient's bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 29% of our total consolidated revenues for fiscal 2013.

        Optoelectronics and Manufacturing Division.    Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems and renewable energy. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. Revenues from our Optoelectronics and Manufacturing division accounted for approximately 25% of our total consolidated revenues for fiscal 2013.

  Consolidated Results

        Fiscal 2013 Compared with Fiscal 2012.    We reported consolidated operating profit of $74.4 million for fiscal 2013, an $8.5 million or 13% improvement over the $65.9 million operating profit reported for fiscal 2012. This improved profitability was driven primarily by a 2.3% improvement in our gross margin, which resulted in a $21.8 million increase in gross profit which was partially offset by a $6.7 million or 3% increase in operating expenses to support our growth initiatives and by a $6.6 million increase in impairment, restructuring and other charges.

        Fiscal 2012 Compared with Fiscal 2011.    We reported consolidated operating profit of $65.9 million for fiscal 2012, an $18.1 million or 38% improvement over the $47.8 million operating profit reported for fiscal 2011. This improved profitability was driven primarily by a 21% increase in sales, which resulted in a $29.3 million increase in gross profit and a $2.0 million reduction in impairment, restructuring and other charges. These increases were partially offset by a $9.1 million, or 6%, increase in SG&A expenses to support the sales growth and by a $4.1 million, or 9%, increase in R&D expenses in support of new product development.

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

        Revenue from certain turnkey services agreements is recognized based upon proportional performance, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. The impact of changes in the estimated hours to service the agreement is reflected in the period during which the change becomes known.

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

        Advances from Customers.    On occasion, we receive advances from customers associated with certain projects. In fiscal 2012, we entered into an agreement with the Mexican government to provide a turnkey security screening solution along the country's borders, and in its ports and airports. Associated with the agreement, we were provided an advance totaling $100 million. We are obligated to provide a guarantee until the advance has been earned. Such advances are classified in the Consolidated Balance Sheets as either a current or long-term liability dependent upon when we estimate the corresponding amortization to occur.

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

        Property and Equipment.    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets and taking into account their estimated salvage value. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of the useful life of the asset or the lease term. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense.

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

        Business Combinations.    Under the acquisition method of accounting, we allocate the fair value of the consideration paid for the businesses to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of purchase price over the aggregate fair values as goodwill. We engage third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed for larger transactions. These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets and the fair value of contingent payment obligations. Critical estimates in valuing purchased technology, customer lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

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

        We assess qualitative factors of each of our reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such assessments indicated that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill. Thus, we have determined that it is not necessary to proceed with the two-step goodwill impairment test. There was no goodwill impairment for each of three fiscal years ended June 30, 2013. We evaluate long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment does exist, we measure the impairment loss and record it based on the discounted estimate of future cash flows. In estimating future cash flows, we group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other asset groups. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors.

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

        The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite vesting period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our Common Stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise. We estimate the fair value of restricted stock and restricted stock unit awards on the date of the grant using the market price of our Common Stock on that date. In addition, we are required to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, stock-based compensation expense could differ significantly from the amounts we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as necessary. We recognize the cumulative effect on current and prior periods change in the estimated forfeiture rate as compensation cost in earnings in the period of the revision. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially in the future. Certain shares of restricted stock granted to senior management vest based upon the achievement of pre-established performance goals. See Note 7 to the Consolidated Financial Statements for a further discussion of stock-based compensation.

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

	2011	% of Net Sales	2012	% of Net Sales	2013	% of Net Sales	2011-2012 % Change	2012-2013 % Change
	(Dollars in millions)
Security	$294.7	45%	$391.8	49%	$372.2	46%	33%	(5)%
Healthcare	215.0	33%	235.6	30%	231.3	29%	10%	(2)%
Optoelectronics / Manufacturing	146.4	22%	165.6	21%	198.5	25%	13%	20%

Total Net Revenues	$656.1		$793.0		$802.0		21%	1%

        Fiscal 2013 Compared with Fiscal 2012.    Net revenues for fiscal 2013 increased $9.0 million, or 1%, to $802.0 million from $793.0 million for fiscal 2012.

        Revenues for the Security division for fiscal 2013 decreased $19.6 million, or 5%, to $372.2 million, from $391.8 million for fiscal 2012. In fiscal 2012, we recognized $94.7 million in revenues related to a single large contract where we served as a prime contractor and hardware systems integrator that was substantially completed in the fourth quarter of the prior year. Excluding the impact of this program, the Security division's sales increased by $69.2 million or 23%, primarily attributable to the growth of our turnkey screening services business.

        Revenues for the Healthcare division for fiscal 2013 decreased $4.3 million, or 2%, to $231.3 million, from $235.6 million for fiscal 2012. The decrease was primarily attributable to a $3.8 million, or 16%, decrease in our anesthesia product line revenues and a $1.4 million or 5% decrease in our cardiology product line revenues partially offset by a $1.2 million or 1% increase in our patient monitoring product line sales with increases in our North American and Asian regions. Overall, increases attributable to new product offerings within our patient monitoring product line were offset by soft markets.

        Revenues for the Optoelectronics and Manufacturing division for fiscal 2013 increased $32.9 million, or 20%, to $198.5 million from $165.6 million for fiscal 2012. This increase was primarily attributable to a $43.5 million or 50% increase in our contract manufacturing sales, as a result of an expanded customer base partially offset by a decrease in commercial optoelectronics sales of $10.6 million, or 14%, primarily as a result of reduced sales volumes to customers in the solar energy and healthcare industries, as well as a soft European market.

        Fiscal 2012 Compared with Fiscal 2011.    Net revenues for fiscal 2012 increased $136.9 million, or 21%, to $793.0 million from $656.1 million for fiscal 2011.

        Revenues for the Security division for fiscal 2012 increased $97.1 million, or 33%, to $391.8 million, from $294.7 million for fiscal 2011. The increase was primarily attributable to: (i) an $80.6 million, or 35%, increase in equipment sales, primarily attributable to our performance as a prime contractor and hardware systems integrator on a large contract; and (ii) an $11.8 million, or 19%, increase in service revenue due to the growing installed base of products from which we derive service revenue as warranty periods expire.

        Revenues for the Healthcare division for fiscal 2012 increased $20.6 million, or 10%, to $235.6 million, from $215.0 million for fiscal 2011. The increase was primarily attributable to new product introductions primarily in our patient monitoring business with increases primarily in North America.

        Revenues for the Optoelectronics and Manufacturing division for fiscal 2012 increased $19.2 million, or 13%, to $165.6 million from $146.4 million for fiscal 2011. This increase was driven by an increase in commercial optoelectronic sales of $7.4 million or 10% and by an increase in contract manufacturing sales of $11.9 million, 16%, as a result of an expanded customer base.

Gross Profit

	2011	% of Net Sales	2012	% of Net Sales	2013	% of Net Sales
	(Dollars in millions)
Gross profit	$239.3	36.5%	$268.6	33.9%	$290.4	36.2%

        Fiscal 2013 Compared with Fiscal 2012.    Gross profit increased $21.8 million, or 8%, to $290.4 million for fiscal 2013, from $268.6 million for fiscal 2012. Our gross margin during the period increased to 36.2% from 33.9% for the prior-year period. The increase was attributable to: i) increased revenue from our turnkey screening services in our Security division, which provided higher margins than product sales and ii) the impact of lower than average margin related to the single large contract in our Security division where we served as a prime contractor and hardware systems integrator in the prior-year period. These improvements were partially offset by: i) the impact of the reduced revenue in our Healthcare division, which has historically generated the highest gross margin across the three divisions and ii) the impact of the increased revenue from our Optoelectronic and Manufacturing division, which has historically generated the lowest gross margin across all three divisions.

        Fiscal 2012 Compared with Fiscal 2011.    Gross profit increased $29.3 million, or 12%, to $268.6 million for fiscal 2012, from $239.3 million for fiscal 2011, primarily as a result of a 21% increase in sales. Our gross margin during the period declined to 33.9% from 36.5% for the prior-year period. The decrease was mainly due to a less favorable mix of the products we sold, as sales by our Healthcare division, which generates the highest gross margin of our three divisions, increased at a lesser rate rather than that of our Security division. In addition, the product mix within our Security division negatively impacted gross margin as a significant portion of growth in our Security division was attributable to large hardware systems integration contract.

Operating Expenses

	2011	% of Net Sales	2012	% of Net Sales	2013	% of Net Sales	2011-2012 % Change	2012-2013 % Change
	(Dollars in millions)
Selling, general and administrative	$142.6	21.7%	$151.7	19.1%	$159.8	19.9%	6%	5%
Research and development	45.5	7.0%	49.6	6.3%	48.2	6.0%	9%	(3)%
Impairment, restructuring and other charges	3.4	0.5%	1.4	0.2%	8.0	1.0%	(59)%	471%

Total operating expenses	$191.5	29.2%	$202.7	25.6%	$216.0	26.9%	6%	7%

Selling, General and Administrative

        SG&A expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses.

        Fiscal 2013 Compared with Fiscal 2012.    For fiscal 2013, SG&A expenses increased by $8.1 million, or 5%, to $159.8 million, from $151.7 million for fiscal 2012. This $8.1 million increase was primarily attributable to: i) an increase of $6.6 million of SG&A expenses related to our turnkey screening solutions business; and ii) an increase of $2.1 million in our Optoelectronics and Manufacturing division in support of our 20% external revenue growth. As a percentage of revenue, SG&A expenses were 19.9% for fiscal 2013, compared to 19.1% for the comparable prior year period.

        Fiscal 2012 Compared with Fiscal 2011.    For fiscal 2012, SG&A expenses increased by $9.1 million, or 6%, to $151.7 million, from $142.6 million for fiscal 2011. This $9.1 million increase was primarily attributable to: i) an increase of $4.3 million of SG&A expenses related our turnkey screening solutions business and ii) an increase in overall SG&A spending of $4.8 million, or 3% to support our 21% revenue growth. As a percentage of revenue, SG&A expenses were 19.1% for fiscal 2012, compared to 21.7% for the comparable prior year period as we further leveraged our infrastructure.

Research and Development

        Our Security and Healthcare divisions have historically invested substantial amounts in R&D. We intend to continue this trend in future years, although specific programs may or may not continue to be funded and funding levels may fluctuate. R&D expenses included research related to new product development and product enhancement expenditures.

        Fiscal 2013 Compared with Fiscal 2012.    For fiscal 2013, R&D expenses decreased by $1.4 million, or 3%, to $48.2 million, from $49.6 million for fiscal 2012. As a percentage of revenues, R&D expenses were 6.0% in fiscal 2013, compared to 6.3% in fiscal 2012.

        Fiscal 2012 Compared with Fiscal 2011.    For fiscal 2012, R&D expenses increased by $4.1 million, or 9%, to $49.6 million, from $45.5 million for fiscal 2011. As a percentage of revenues, R&D expenses were 6.3% in fiscal 2012, compared to 7.0% in fiscal 2011. The increase in R&D spending in fiscal 2012 resulted primarily from an increase in both our Security and Healthcare divisions in support of new product introductions.

Impairment, Restructuring and Other Charges

        For the past several years we have endeavored to align our global capacity and infrastructure with demand by our customers and fully integrate acquisitions, thereby improving our operational efficiency. These activities included reducing excess workforce and capacity, consolidating and relocating certain manufacturing facilities and reviewing the value of certain technologies and product lines. The overall objectives of the restructuring activities were to lower costs and better utilize our existing manufacturing capacity. During fiscal 2011 through 2013, we continued these efforts to further increase operating efficiencies, although we implemented fewer changes than those made in prior fiscal years. Our efforts have helped enhance our ability to improve operating margins, retain and expand existing relationships with customers and attract new business. We may utilize similar measures in the future to realign our operations to further increase our operating efficiencies. The effect of these efforts may materially affect our future operating results.

        Fiscal 2013 Compared with Fiscal 2012.    During fiscal 2013, we incurred $8.0 million of impairment, restructuring and other charges primarily related to headcount reductions and facility consolidation, and in conjunction with our agreement with the Transportation Security Agency (TSA) related to the Rapiscan Secure 1000SP Advanced Imaging Technology system and associated Automated Target Recognition software and our related agreement with the U.S. Department of Homeland Security (DHS). Of this amount, $2.4 million was recorded within our Healthcare division, $5.0 million was recorded within our Security division, and $0.6 million was recorded within our Optoelectronics and Manufacturing division. During fiscal 2012, we incurred $1.4 million of restructuring and other charges primarily related to headcount reductions and facility consolidation. Of this amount, $0.2 million was recorded within our Healthcare division, $0.3 million was recorded within our Security division, and $0.9 million was recorded within our corporate holding company segment. We anticipate further costs will be incurred in fiscal 2014 within our Healthcare division related to the move to a new building that will serve as our primary North American manufacturing facility and division headquarters.

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

Interest Expense and Other Income, net

        Interest expense and other income, net includes interest expense related to our credit facility and other debt, the impact of foreign currency forward contracts that were not treated as cash flow hedges and other non-operating expense and income items.

        Fiscal 2013 Compared with Fiscal 2012.    In fiscal 2013, our interest expense and other income, net was $5.0 million, compared to $4.0 million in fiscal 2012. This $1.0 million increase was due to increased borrowings under our revolving credit facility to fund the investment in the Mexican turnkey services program, higher utilization of the letters-of-credit facility and the new mortgage debt associated with the acquisition of a building. This was partially offset by a gain related to the performance of foreign currency forward contracts, which were not treated as cash flow hedges.

        Fiscal 2012 Compared with Fiscal 2011.    In fiscal 2012, our interest expense and other income, net was $4 million, compared to $1.1 million in fiscal 2011. This $2.9 million increase was primarily due to higher utilization of the letters-of-credit facility and a loss related to the performance of a foreign currency forward contract, which was not treated as a cash flow hedge, partially offset by lower levels of outstanding debt during fiscal 2012.

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

        Fiscal 2013 Compared with Fiscal 2012.    In fiscal 2013, our income tax expense was $25.3 million, compared to an income tax expense of $16.4 million for fiscal 2012, resulting in an effective tax of 36.4% in fiscal 2013 and 26.5% in fiscal 2012. Included within the fiscal 2013 expense was a non-cash tax charge of $6.8 million as a result of electing to accelerate the tax depreciation of certain fixed assets related to our turnkey screening solutions program in Mexico. This election resulted in cash tax savings of approximately $26 million in fiscal 2013; however, portions of the tax bases of the underlying assets were forfeited resulting in a non-cash tax charge in the year the election was made. Excluding the impact of this charge, our effective tax rate for fiscal 2013 would have been 26.6%. A similar election may be made in future years.

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

Liquidity and Capital Resources

        Over the past several years we have financed our business primarily through cash flow from operations and by utilizing our credit facilities. Cash and cash equivalents totaled $34.7 million at June 30, 2013, a decrease of $56.8 million, or 62%, from $91.5 million at June 30, 2012. During the twelve months ended June 30, 2013, we utilized cash on-hand and drew down on our revolving credit facility mainly to fund the fulfillment of our turnkey screening solutions program in Mexico. The changes in our working capital and cash and cash equivalent balances are described below.

	2011	2012	2013	2011-2012 % Change	2012-2013 % Change
	(Dollars in millions)
Working capital	$244.3	$322.5	$245.3	32%	(24)%
Cash and cash equivalents	55.6	91.5	34.7	65%	(62)%

Working Capital

        During fiscal 2013, working capital decreased as we utilized cash on-hand and drew down on our revolving credit facility to fund capital spending in preparation of our turnkey screening solutions program in Mexico and partially for the purchase of a new building to serve as the headquarters and as a manufacturing facility for our Healthcare division, as well as building improvements for this new facility, which were partially offset by our positive net earnings.

        During fiscal 2012, working capital increased as a result of our net earnings and a $100.0 million customer advance related to our turnkey screening solutions in Mexico, which were partially offset by a $50.9 million use of cash for capital expenditures, both related to a large turnkey screening solutions customer.

	2011	2012	2013	2011-2012 % Change	2012-2013 % Change
	(Dollars in millions)
Cash provided by (used in):
Operating activities	$40.1	$120.6	$58.7	201%	(51)%
Investing activities	(24.0)	(81.2)	(167.9)	238%	107%
Financing activities	(15.9)	(1.7)	51.1	(89)%	NM

Cash Provided by Operating Activities

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

        Fiscal 2013 Compared with Fiscal 2012.    Cash generated by operating activities in fiscal 2013 was $58.7 million, a decrease of $61.9 million, or 51%, from fiscal 2012. This decrease was primarily due to changes in working capital in the current-year period when compared to the prior-year period, including: (i) a $109.8 million decrease in the change in cash flow from advances received from customers; (ii) $36.2 million decrease in the change in cash flow from accounts receivables as average days sales outstanding increased in the current year; and (iii) a $13.8 million decrease in the change in cash flow from deferred revenue as deferred revenue as of the prior-year end was earned in fiscal 2013. These unfavorable changes in working capital were partially offset by the following favorable changes in working capital: (i) a $53.4 million increase in cash from accounts payable as days payments to vendors increased compared to the prior year; (ii) a $27.0 million increase in net income for the twelve months ended June 30, 2013, after giving consideration to non-cash operating items including depreciation and amortization, stock-based compensation and deferred taxes, among others; and (iii) a $21.5 million increase in cash from changes in prepaid expenses and other current assets.

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

        Fiscal 2013 Compared with Fiscal 2012.    Net cash used in investing activities was $167.9 million in fiscal 2013, an increase of $86.7 million, or 107%, as compared to the $81.2 million used in fiscal 2012. During fiscal 2013, we invested $157.4 million in capital expenditures primarily in our Security division related to the fulfillment of our large turnkey screening services program in Mexico and the acquisition of land and building which is now serving as our Healthcare division's new headquarters, as compared to $68.5 million invested during fiscal 2012 mainly in initial preparation of our large turnkey screening services program in Mexico.

        Fiscal 2012 Compared with Fiscal 2011.    Net cash used in investing activities was $81.2 million in fiscal 2012, an increase of $57.2 million, or 238%, as compared to the $24.0 million used in fiscal 2011. During fiscal 2012, we invested $68.5 million in capital expenditures primarily in our Security division related to the initial preparation of a large turnkey screening services agreement, as compared to $13.4 million invested during fiscal 2011.

Cash Provided by (Used in) Financing Activities

        The changes in cash flows from financing activities primarily relate to (i) borrowings and payments under debt obligations; (ii) the issuance of and/or repurchase of Common Stock and (iii) employee stock plan activities.

        Fiscal 2013 Compared with Fiscal 2012.    Net cash provided by financing activities was $51.1 million in fiscal 2013, compared to net cash used in financing activities of $1.7 million in fiscal 2012. In fiscal 2013, $59.0 million in cash was provided from our bank revolving credit facility primarily to fund our capital spending. In fiscal 2013 we also financed the acquisition of land and building through an $11.1 million term loan. Finally, in fiscal 2013, we used $22.4 million to repurchase shares of our Common Stock under our stock repurchase plan and settle tax obligations arising out of our stock plans as compared to $6.4 million in fiscal 2012.

        Fiscal 2012 Compared with Fiscal 2011.    Net cash used in financing activities was $1.7 million in fiscal 2012, compared to $15.9 million used in fiscal 2011. In fiscal 2012 we used $6.4 million in cash to repurchase shares of our Common Stock under our stock repurchase program and settle tax obligations arising out of our stock plans as compared to $2.2 million to repurchase treasury shares during fiscal 2011. These payments were partially offset by the receipt of $4.9 million in proceeds from the exercise of stock options and the purchase of Common Stock under our employee stock purchase plan in fiscal 2012, compared to $19.6 million in fiscal 2011.

Borrowings

        Outstanding lines of credit and current and long-term debt totaled $71.5 million at June 30, 2013, an increase of $68.8 million from $2.7 million at June 30, 2012. See Note 6 to the Consolidated Financial Statements for further discussion.

        The following is a summary of our contractual obligations and commitments at June 30, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Total debt	$71,469	$60,797	$3,593	$3,593	$3,486
Operating leases	$24,120	$9,991	$10,834	$3,073	$222
Purchase obligations	$42,508	$41,844	$631	$—	$33
Defined benefit plan obligation	$7,966	$214	$476	$642	$6,634

Total contractual obligations	$146,063	$112,846	$15,534	$7,308	$10,375

Other Commercial Commitments—letters of credit	$124,728	$12,745	$1,984	$107,327	$2,672

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

Stock Repurchase Program

        Our Board of Directors authorized a stock repurchase program under which we may repurchase up to 4,000,000 shares of our Common Stock. During fiscal 2013, we repurchased 200,732 shares under this program. As of June 30, 2013, 1,385,040 shares were available for additional repurchase under the program. During fiscal 2012, we repurchased 67,037 shares under this program. Upon repurchase, the shares are restored to the status of authorized but unissued shares and we record them as a reduction in the number of shares of Common Stock issued and outstanding in our Consolidated Financial Statements.

Off Balance Sheet Arrangements

        As of June 30, 2013, we had no off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K, other than those previously disclosed.

New Accounting Pronouncements

        For information with respect to new accounting pronouncements and the impact of these pronouncements on our Consolidated Financial Statements, see Note 1 to the Consolidated Financial Statements.

Related-Party Transactions

        In 1994, we, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our Chairman and Chief Executive Officer owns a 10.5% interest, and our Executive Vice President and the President of our Security division owns a 4.5% ownership interest. Our initial investment was $0.1 million. For the years ended June 30, 2011, 2012 and 2013, our equity earnings in the joint venture amounted to $0.6 million, $0.4 million and $0.1 million, respectively. We, our Chairman and Chief Executive Officer and our Executive Vice President and the President of our Security division collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of our subsidiaries are suppliers to the joint venture, which in turn manufactures and sells the resulting products. Sales to the joint venture for fiscal 2011, 2012 and 2013 were approximately $7.1 million, $5.8 million and $5.7 million, respectively. Receivables from the joint venture were $1.5 million and $0.3 million as of June 30, 2012 and 2013, respectively.

        We have contracted with entities owned by our Chief Executive Officer and/or his family members to provide messenger services, auto rental and printing services. Included in cost of sales and selling, general and administrative expenses for fiscal 2011, 2012 and 2013, are approximately $60,000, $65,000 and $62,000, respectively, for messenger service and auto rental; and $31,000, $14,000 and $14,000, respectively, for printing services. Further, a subsidiary of our company is leasing warehouse space on a month-to-month basis for approximately $2,200 per month from an entity controlled by our Chief Executive Officer.

UNAUDITED QUARTERLY RESULTS

        The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2012 and 2013 (in thousands, except per share data):

	Quarter Ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
	(Unaudited)
Revenues	$161,317	$187,993	$208,439	$235,241
Costs of goods sold	108,460	122,169	139,308	154,411

Gross profit	52,857	65,824	69,131	80,830

Operating expenses:
Selling, general and administrative	34,367	35,979	37,063	44,337
Research and development	10,880	11,546	12,932	14,207
Impairment, restructuring and other charges	—	—	931	460

Total operating expenses	45,247	47,525	50,926	59,004

Income from operations	7,610	18,299	18,205	21,826
Interest expense and other income, net	(799)	(721)	(792)	(1,645)

Income before provision for income taxes	6,811	17,578	17,413	20,181
Provision for income taxes	2,050	5,277	4,838	4,270

Net income	$4,761	$12,301	$12,575	$15,911

Basic earnings per common share	$0.24	$0.62	$0.63	$0.80

Diluted earnings per common share	$0.24	$0.61	$0.62	$0.78

	Quarter Ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
	(Unaudited)
Revenues	$181,694	$194,049	$198,409	$227,895
Costs of goods sold	120,339	123,961	126,571	140,750

Gross profit	61,355	70,088	71,838	87,145

Operating expenses:
Selling, general and administrative	39,925	36,829	37,752	45,255
Research and development	11,316	11,858	12,386	12,680
Impairment, restructuring and other charges	—	2,723	2,286	2,978

Total operating expenses	51,241	51,410	52,424	60,913

Income from operations	10,114	18,678	19,414	26,232
Interest expense and other income, net	(1,097)	(1,386)	(1,341)	(1,200)

Income before provision for income taxes	9,017	17,292	18,073	25,032
Provision for income taxes	2,678	4,872	4,544	13,185

Net income	$6,339	$12,420	$13,529	$11,847

Basic earnings per common share	$0.32	$0.62	$0.68	$0.59

Diluted earnings per common share	$0.31	$0.60	$0.66	$0.58

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

Foreign Currency

        We maintain the accounts of our operations in each of the following countries in the respective currencies: Finland, France, Germany, Italy and Greece (Euros), Singapore (U.S. dollars), Malaysia (U.S. dollars), United Kingdom (U.K. pounds), Norway (Norwegian kroners), India (Indian rupees), Indonesia (Indonesian rupiah and U.S. dollars), Hong Kong (Hong Kong dollars), China (Chinese yuan), Canada (Canadian dollars), Mexico (Mexican pesos and U.S. dollars), Australia (Australian dollars) and Cyprus (Cypriot pounds). Foreign currency financial statements are translated into U.S. dollars at fiscal year-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain (loss) of approximately $(2.0) million, $0.4 million and $1.8 million for the fiscal years ended June 30, 2011, 2012 and 2013, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $8.0 million in fiscal 2013. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $8.0 million in fiscal 2013.

Use of Derivatives

        Our use of derivatives consists primarily of foreign exchange contracts. As discussed in Note 1 to the Consolidated Financial Statements, as of June 30, 2013, we had outstanding foreign currency forward contracts of approximately $4.5 million. These contracts do not meet the criteria as an effective cash flow hedge. Therefore, the net gain (loss) is reported in Interest expense and other income, net in the Consolidated Statement of Operations.

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

Interest Rate Risk

        The principal maturity and estimated value of our long-term debt exposure as of June 30, 2013 are as follows (in thousands):

	Maturity
	2014	2015	2016	2017	2018	2019 and thereafter	Total	Fair Value
Secured long term loans	$1,797	$1,797	$1,797	$1,797	$1,797	$3,485	$12,470	$12,470
Average interest rate	2.1%	2.1%	2.1%	2.1%	2.1%	2.1%	2.1%

        The principal maturity and estimated value of our long-term debt exposure as of June 30, 2012 were as follows (in thousands):

	Maturity
	2013	2014	2015	2016	2017	2018 and thereafter	Total	Fair Value
Secured long term loans and capital lease obligations	$215	$215	$215	$215	$215	$1,607	$2,682	$2,682
Average interest rate	2.0%	2.0%	2.0%	2.0%	2.0%	2.0%	2.0%

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of June 30, 2013, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) of the Securities and Exchange Act of 1934, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control—Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2013.

        Moss Adams LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of OSI Systems, Inc. and on the effectiveness of our internal control over financial reporting. The report of Moss Adams LLP is contained in this annual report.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting presently scheduled to be held in December 2013.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting presently scheduled to be held in December 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting presently scheduled to be held in December 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting presently scheduled to be held in December 2013.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting presently scheduled to be held in December 2013.

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

OSI SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OSI Systems, Inc.:

        We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and Subsidiaries (the "Company") as of June 30, 2012 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the index at Item 15 in Schedule II. We also have audited the Company's internal control over financial reporting as of June 30, 2013, based on the 1992 criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSI Systems, Inc. and Subsidiaries as of June 30, 2012 and 2013, and the consolidated results of their operations, their comprehensive income and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, OSI Systems, Inc. and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the 1992 criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MOSS ADAMS LLP
Los Angeles, California
August 16, 2013

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,
	2012	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,452	$34,697
Accounts receivable	156,867	206,817
Inventories	195,178	206,213
Prepaid expenses and other current assets	39,616	78,972

Total current assets	483,113	526,699
Property and equipment, net	111,664	249,029
Goodwill	82,149	83,743
Intangible assets, net	37,742	36,603
Other assets	35,228	23,722

Total assets	$749,896	$919,796

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$—	$59,000
Current portion of long term debt	215	1,797
Accounts payable	56,422	97,050
Accrued payroll and related expenses	24,749	28,503
Advances from customers	22,677	37,432
Accrued warranties	17,562	12,890
Deferred revenue	20,194	18,131
Other accrued expenses and current liabilities	18,830	26,610

Total current liabilities	160,649	281,413
Long-term debt	2,467	10,673
Advances from customers	100,000	75,000
Other long-term liabilities	52,661	74,259

Total liabilities	315,777	441,345

Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.001 par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value—authorized, 100,000,000 shares; issued and outstanding, 19,821,064 and 19,914,089 shares at June 30, 2012 and 2013, respectively	282,756	285,001
Retained earnings	155,651	199,786
Accumulated other comprehensive loss	(4,288)	(6,336)

Total stockholders' equity	434,119	478,451

Total liabilities and stockholders' equity	$749,896	$919,796

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2011	2012	2013
Net revenues:
Products	$563,092	$678,490	$600,279
Services	93,008	114,500	201,768

Total net revenues	656,100	792,990	802,047
Cost of goods sold:
Products	352,731	447,268	397,061
Services	64,103	77,080	114,560

Total cost of goods sold	416,834	524,348	511,621

Gross profit	239,266	268,642	290,426

Operating expenses:
Selling, general and administrative	142,633	151,746	159,761
Research and development	45,448	49,565	48,240
Impairment, restructuring and other charges	3,424	1,391	7,987

Total operating expenses	191,505	202,702	215,988

Income from operations	47,761	65,940	74,438
Interest expense and other income, net	(1,026)	(3,957)	(5,024)

Income before income taxes	46,735	61,983	69,414
Provision for income taxes	13,313	16,435	25,279

Net income	$33,422	$45,548	$44,135

Earnings per share:
Basic	$1.77	$2.31	$2.21

Diluted	$1.71	$2.24	$2.15

Shares used in per share calculation:
Basic	18,843	19,732	19,956

Diluted	19,548	20,330	20,568

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2011	2012	2013
Net income	$33,422	$45,548	$44,135
Other comprehensive income:
Foreign currency translation adjustment	7,233	(5,597)	(2,359)
Defined benefit pension plans, net of tax	165	(763)	194
Net unrealized gain (loss) on investments and derivatives	717	(73)	117
Reclassification of net realized loss on investments and derivatives	1,027	—	—

Other comprehensive income (loss)	$9,142	$(6,433)	$(2,048)

Comprehensive income	$42,564	$39,115	$42,087

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common
				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance—June 30, 2010	18,326,133	$244,026	$76,681	$(6,997)	$313,710
Exercise of stock options	719,515	12,988	—	—	12,988
Vesting of restricted shares	161,124	—	—	—	—
Net tax benefit of stock options exercised/forfeited	—	4,862	—	—	4,862
Shares issued under employee stock purchase program	142,671	1,973	—	—	1,973
Shares issued—exercise of warrants	216,018	4,679	—	—	4,679
Stock compensation expense	—	5,789			5,789
Repurchase of common stock	(58,396)	(2,218)	—	—	(2,218)
Other	—	453	—	—	453
Net income	—	—	33,422	—	33,422
Other comprehensive income	—	—		9,142	9,142

Balance—June 30, 2011	19,507,065	$272,552	$110,103	$2,145	$384,800
Exercise of stock options	140,385	2,492	—	—	2,492
Vesting of restricted shares	208,376	—	—	—	—
Net tax benefit of stock options exercised/forfeited	—	3,187	—	—	3,187
Shares issued under employee stock purchase program	82,752	2,391	—	—	2,391
Stock compensation expense	—	8,530	—	—	8,530
Repurchase of common stock	(67,037)	(3,927)	—	—	(3,927)
Taxes paid related to net share settlement of equity awards	(50,477)	(2,469)	—	—	(2,469)
Net income	—	—	45,548	—	45,548
Other comprehensive loss	—	—		(6,433)	(6,433)

Balance—June 30, 2012	19,821,064	$282,756	$155,651	$(4,288)	$434,119
Exercise of stock options	117,705	1,835	—	—	1,835
Vesting of restricted shares	236,070	—	—	—	—
Net tax benefit of stock options exercised/forfeited	—	3,566	—	—	3,566
Shares issued under employee stock purchase program	85,056	2,840	—	—	2,840
Stock compensation expense	—	16,446	—	—	16,446
Repurchase of common stock	(200,732)	(12,012)	—	—	(12,012)
Taxes paid related to net share settlement of equity awards	(145,074)	(10,430)	—	—	(10,430)
Net income	—	—	44,135	—	44,135
Other comprehensive loss	—	—	—	(2,048)	(2,048)

Balance—June 30, 2013	19,914,089	$285,001	$199,786	$(6,336)	$478,451

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2011	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,422	$45,548	$44,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,529	20,199	27,507
Stock based compensation expense	5,789	8,530	16,446
Provision for losses on accounts receivable	1,844	417	3,563
Equity in earnings of unconsolidated affiliates	(552)	(350)	(100)
Tax benefit of share based compensation plan	4,862	3,187	3,566
Deferred income taxes provision (benefit)	4,807	(1,457)	3,604
Other	191	126	399
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(3,066)	(17,445)	(53,568)
Inventories	(39,700)	(24,525)	(12,894)
Prepaid expenses and other current assets	(7,277)	(5,019)	20,547
Accounts payable	14,401	(12,925)	40,476
Accrued payroll and related expenses	(249)	2,093	4,158
Advances from customers	(1,477)	99,025	(10,736)
Accrued warranties	3,051	3,126	(4,634)
Deferred revenue	8,066	8,279	(5,563)
Other accrued expenses and current liabilities	(2,502)	(8,246)	(18,241)

Net cash provided by operating activities	40,139	120,563	58,665

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(13,392)	(68,490)	(157,367)
Acquisition of businesses, net of cash acquired	(6,311)	(7,989)	(6,087)
Acquisition of intangible and other assets	(4,306)	(4,703)	(4,399)

Net cash used in investing activities	(24,009)	(81,182)	(167,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on bank lines of credit	—	—	59,000
Proceeds from long-term debt	—	—	11,100
Payments on long-term debt	(32,602)	(217)	(1,274)
Payments of capital lease obligations	(710)	—	—
Proceeds from exercise of stock options, warrants and employee stock purchase plan	19,640	4,883	4,674
Repurchase of common shares	(2,218)	(3,927)	(12,011)
Taxes paid related to net share settlement of equity awards	—	(2,469)	(10,431)

Net cash provided by (used in) financing activities	(15,890)	(1,730)	51,058

Effect of exchange rate changes on cash	3,390	(1,818)	1,375

Net increase in cash and cash equivalents	3,630	35,833	(56,755)
Cash and cash equivalents—beginning of year	51,989	55,619	91,452

Cash and cash equivalents—end of year	$55,619	$91,452	$34,697

Supplemental disclosure of cash flow information:
Interest	$1,626	$3,168	$3,480
Income taxes	$6,244	$7,150	$12,289

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED JUNE 30, 2013

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

        Through its Security division, the Company designs, manufactures, markets and services security and provides security screening, threat detection and non-intrusive inspection products and services globally to end users under the "Rapiscan Systems" trade name. Rapiscan Systems products fall into the following categories: baggage and parcel inspection systems; cargo and vehicle inspection systems; hold (checked) baggage screening systems; people screening systems and radiation detection systems. In addition to these products, the Company provides site design, installation, training and technical support services to its customers. The Company also provides turnkey security screening solutions under the "S2" trade name, which can include the construction, staffing and long-term operation of security screening checkpoints for its customers.

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

FOR THE THREE YEARS ENDED JUNE 30, 2013

        Cash Equivalents—The Company considers all highly liquid investments purchased with maturities of approximately three months or less as of the acquisition date to be cash equivalents.

        Components of cash and cash equivalents consisted of:

	June 30,
	2012	2013
Cash in bank	$47,402	$34,586
Money market	34,063	111
Commercial paper	9,987	—

Total	$91,452	$34,697

        Accounts Receivable—Billed receivables include outstanding trade receivables. Unbilled receivables primarily include earned but unbilled revenue. Allowance for doubtful accounts involves estimates based on management's judgment, review of individual receivables and analysis of historical bad debts. The Company monitors collections and payments from its customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.

        Components of accounts receivable consisted of:

	June 30,
	2012	2013
Billed receivables	$159,413	$179,458
Unbilled receivables	2,508	34,636
Less allowance for doubtful accounts	(5,054)	(7,277)

Total	$156,867	$206,817

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

        Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets taking into consideration any salvage value. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of the useful life of the asset or the lease term. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense.

        Goodwill and Other Intangible Assets and Valuation of Long-Lived Assets—Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill is allocated to the Company's segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is annually tested for impairment during the Company's second quarter and more often if there is an indicator of impairment. Intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. The Company

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

assesses qualitative factors of each of its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such assessments indicated that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill. Thus, the Company has determined that it is not necessary to proceed with the two-step goodwill impairment test. There was no goodwill impairment for each of three fiscal years ended June 30, 2013.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

        The fair values of such assets (liabilities) were:

	June 30,
	2012	2013
Level 1	$10,955	$14,230
Level 2	13	66

Total	$10,968	$14,296

        Derivative Instruments and Hedging Activity—The Company's use of derivatives consists primarily of foreign exchange contracts. As of June 30, 2013, the Company had outstanding foreign currency forward contracts of approximately $4.5 million. These contracts do not meet the criteria as an effective cash flow hedge. Therefore, the net gain (loss) is reported in Interest expense and other income, net in the Consolidated Statement of Operations.

        Revenue Recognition—The Company recognizes revenue from sales of products upon shipment when title and risk of loss passes, and when terms are fixed and collection is probable. Revenue from services includes after-market services, installation and implementation of products, and turnkey security screening services. The portion of revenue for the sale attributable to installation is deferred and recognized when the installation service is provided. In an instance where terms of sale include subjective customer acceptance criteria, revenue is deferred until the Company has achieved the acceptance criteria. Concurrent with the shipment of the product, the Company accrues estimated product return reserves and warranty expenses. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognized. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product under warranty.

        Revenue from certain turnkey services agreements is recognized based upon proportional performance, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. The impact of changes in the estimated hours to service the agreement is reflected in the period during which the change becomes known.

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

FOR THE THREE YEARS ENDED JUNE 30, 2013

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

        Impairment, Restructuring and Other Charges—The Company consolidates processes and facilities of its subsidiaries to better align with demand by its customers and thereby improve its operational efficiencies. The associated charges, and other non-recurring charges and impairment of assets, are recognized as impairment, restructuring and other charges in the Consolidated Financial Statements. See Note 5 for additional information about these restructuring charges.

        Concentrations of Credit Risk—Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company restricts investments in cash equivalents to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's worldwide customer base. As of June 30, 2013, one customer accounted for 16% of accounts receivable; while no individual customer accounted for more than 10% of accounts receivable as of June 30, 2012. During fiscal 2012, one customer accounted for 12% of revenues; while no individual customer accounted for more than 10% of revenues for the years ended June 30, 2011 or 2013. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses.

        Foreign Currency Translation—The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain (loss) of approximately $(2.0) million, $0.4 million and $1.8 million for the fiscal years ended June 30, 2011, 2012 and 2013, respectively.

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

FOR THE THREE YEARS ENDED JUNE 30, 2013

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

        The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended June 30 (in thousands, except earnings per share data):

	2011	2012	2013
Net income available to common stockholders	$33,422	$45,548	$44,135

Weighted average shares outstanding—basic	18,843	19,732	19,956
Dilutive effect of stock options and warrants	705	598	612

Weighted average of shares outstanding—diluted	19,548	20,330	20,568

Basic earnings per share	$1.77	$2.31	$2.21

Diluted earnings per share	$1.71	$2.24	$2.15

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

FOR THE THREE YEARS ENDED JUNE 30, 2013

adjusted periodically based on historical experience and anticipated expenses. Actual expenses of repairs under warranty, including parts and labor, are charged to this provision when incurred.

Provision for Warranties (in thousands)
Balance on June 30, 2010	$10,930
Additions	9,175
Reductions for warranty repair costs	(5,575)

Balance on June 30, 2011	$14,530
Additions	8,620
Reductions for warranty repair costs	(5,588)

Balance on June 30, 2012	$17,562
Additions	1,948
Reductions for warranty repair costs	(6,620)

Balance on June 30, 2013	$12,890

2.    INVENTORIES

        Net inventory consisted of the following (in thousands):

	June 30,
	2012	2013
Raw materials	$103,747	$117,416
Work-in-process	28,096	37,337
Finished goods	63,335	51,460

Total	$195,178	$206,213

3.    PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (in thousands):

		June 30,
	Estimated Useful Lives
		2012	2013
Land	N/A	$5,193	$8,365
Buildings and improvements	5-40 years	13,597	102,187
Leasehold improvements	1-20 years	12,385	9,302
Equipment and tooling	3-10 years	74,789	135,437
Furniture and fixtures	3-13 years	3,982	3,551
Computer equipment	3-5 years	13,937	14,309
Computer software	3-10 years	15,245	15,209
Construction in process	N/A	52,269	48,713

Total		191,397	337,073
Less accumulated depreciation and amortization		(79,733)	(88,044)

Property and equipment, net		$111,664	$249,029

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

        Construction in process consists primarily of costs related to infrastructure in Mexico that will be depreciated as buildings and improvements when assets are placed into service.

        During fiscal 2011, 2012 and 2013, depreciation expense was approximately $14.2 million, $15.5 million and $22.6 million, respectively.

4.    GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for fiscal 2012 and 2013 are as follows (in thousands):

	Security Group	Healthcare Group	Optoelectronics and Manufacturing Group	Consolidated
Balance as of June 30, 2011	$21,040	$35,612	$13,640	$70,292
Goodwill acquired during the period	7,106	374	5,063	12,543
Foreign currency translation adjustment	(563)	(99)	(24)	(686)

Balance as of June 30, 2012	$27,583	$35,887	$18,679	$82,149
Goodwill acquired or adjusted during the period	798	—	701	1,499
Foreign currency translation adjustment	165	(60)	(10)	95

Balance as of June 30, 2013	$28,546	$35,827	$19,370	$83,743

        Intangible assets subject to amortization consisted of the following (in thousands):

		June 30, 2012			June 30, 2013
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$15,175	$4,140	$11,035	$17,350	$5,396	$11,954
Patents	16 years	4,259	526	3,733	5,400	635	4,765
Core technology	10 years	2,093	1,548	545	2,058	1,728	330
Developed technology	12 years	20,022	12,560	7,462	20,002	14,620	5,382
Customer relationships/backlog	8 years	11,955	7,611	4,344	9,178	5,624	3,554

Total amortizable assets		53,504	26,385	27,119	53,988	28,003	25,985
Non-amortizable assets:
Trademarks		10,623	—	10,623	10,618	—	10,618

Total intangible assets		$64,127	$26,385	$37,742	$64,606	$28,003	$36,603

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

        Amortization expense for fiscal 2011, 2012 and 2013 was $4.3 million, $4.7 million and $4.9 million, respectively. Future acquisitions could cause these amounts to increase. At June 30, 2013, estimated future amortization expense was as follows (in thousands):

2014	$4,090
2015	1,856
2016	1,587
2017	1,250
2018	1,129
Thereafter	16,073

Total	$25,985

        Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the greater of (i) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product and (ii) the straight-line method over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in thereafter in the table above. During fiscal 2011, 2012 and 2013, the Company capitalized software development costs in the amount of $1.2 million, $2.1 million and $2.2 million, respectively.

5.    IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

        In response to challenging worldwide economic conditions, the Company continued to optimize its cost structure by reducing excess workforce and facilities and consolidating and relocating certain manufacturing facilities. In addition, during fiscal 2013, as a result of a contract settlement with the Transportation Security Agency (TSA) related to the Rapiscan Secure 1000SP Advanced Imaging Technology system and associated Automated Target Recognition software and our related agreement with the U.S. Department of Homeland Security (DHS), the Company incurred charges, including the write-off of inventory, removal and storage costs for products previously sold to the TSA and legal costs; and recognized the impairment of related capitalized software development costs. Such activities resulted in impairment, restructuring and other charges of $3.4 million in 2011, $1.4 million in 2012 and $8.0 million in 2013. The related accruals are included in other accrued expenses and

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

current liabilities in the Consolidated Balance Sheets. The following table analyzes the key components of impairment, restructuring and other charges throughout fiscal 2011, 2012 and 2013:

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Consolidated
Accrued balance as of June 30, 2010	$463	$733	$300	$—	$1,496
Expensed during the year
Employee termination costs	595	1,059	43	535	2,232
Debt restructuring	—	449	—	743	1,192

Total expensed during year	595	1,508	43	1,278	3,424
Paid during the year	593	2,062	239	1,250	4,144

Accrued balance as of June 30, 2011	$465	$179	$104	$28	$776

Expensed during the year
Facility closure	—	—	233	—	233
Employee termination costs	290	170	698	—	1,158

Total expensed during the year	290	170	931	—	1,391
Paid during the year	458	179	1,029	19	1,685

Accrued balance as of June 30, 2012	$297	$170	$6	$9	$482

Expensed during the year
Facility closure	—	2,309	344	—	2,653
Employee termination costs	781	57	246	—	1,084
Charges related to contract settlement	3,155	—	—	—	3,155
Impairment of software development costs	1,095	—	—	—	1,095

Total expensed during the year	5,031	2,366	590	—	7,987
Paid during the year	4,285	897	530	9	5,721

Accrued balance as of June 30, 2013	$1,043	$1,639	$66	—	$2,748

6.    LINE-OF-CREDIT BORROWINGS AND DEBT

        The Company has a $425 million credit agreement, as amended, maturing November 2016. The credit agreement consists of a $425 million revolving credit facility, including a $375 million sub-limit for letters of credit. The Company has the ability to increase the facility by $100 million under certain circumstances. Borrowings under this facility bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin of 1.5% as of June 30, 2013. This margin is determined by the Company's consolidated leverage ratio and may range from 1.5% to 2.0%. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.25%. The Company's borrowings under the credit agreement are guaranteed by the Company's U.S.-based subsidiaries and are secured by substantially all of the Company's and certain subsidiaries' assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of June 30, 2013, there was $59 million outstanding under the revolving credit facility and letters-of-credit outstanding totaled $119.5 million.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

        Several of the Company's foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of June 30, 2013, $5.3 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of June 30, 2013, the total amount available under these credit facilities was $37.4 million, with a total cash borrowing sub-limit of $3.1 million.

        In September 2012, the Company entered into a term loan agreement for $11.1 million to fund the acquisition of land and a building in the state of Washington. The loan is payable over seven years and bears interest at LIBOR plus 1.25%, which is payable on a monthly basis. Concurrent with entering into the floating rate loan, the Company entered into an interest rate swap agreement that effectively locks the interest rate of the loan to 2.2% per annum for the term of the loan. As of June 30, 2013, $10.0 million remained outstanding under this loan.

        Long-term debt consisted of the following at June 30 (in thousands):

	2012	2013
Term loans	$2,682	$12,470
Less current portion of long-term debt	215	1,797

Long-term portion of debt	$2,467	$10,673

        Fiscal year principal payments of long-term debt as of June 30, 2013 are as follows (in thousands):

2014	$1,797
2015	1,797
2016	1,797
2017	1,797
2018	1,797
2019 and thereafter	3,485

Total	$12,470

7.    STOCK-BASED COMPENSATION

        As of June 30, 2013, the Company maintained two share-based employee compensation plans (the "OSI Plans"): the 2012 Incentive Award Plan ("2012 Plan") and the 2006 Equity Incentive Plan ("2006 Plan").

        The Company recorded stock-based-compensation expense in the consolidated statement of operations as follows (in thousands):

	2011	2012	2013
Cost of goods sold	$378	$465	$820
Selling, general and administrative	5,176	7,811	15,394
Research and development	235	254	232

Stock based compensation expense	5,789	8,530	16,446
Less: Related income tax benefit	1,994	3,050	6,123

Stock based compensation expense, net	$3,795	$5,480	$10,323

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

        As of June 30, 2013, total unrecognized compensation cost related to non-vested stock-based compensation grants amounted to $2.2 million for stock options and $13.9 million for restricted stock and restricted stock units (RSUs) under the OSI Plans. The Company expects to recognize these costs over a weighted-average period of 1.8 years with respect to the options and 2.2 years for grants of restricted stock and RSUs.

        Employee Stock Purchase Plan—The Company has an employee stock purchase plan under which eligible employees may purchase a limited number of shares of Common Stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the three years ended June 30, 2011, 2012 and 2013, employees purchased 142,671, 82,752 and 85,056 shares, respectively. As of June 30, 2013, there were 1,019,200 shares of the Company's Common Stock available for issuance under the plan.

OSI Plans

        In September 2012, the Company's Board of Directors approved the 2012 Plan, and in December 2012 the stockholders adopted the 2012 Plan, effective on December 12, 2012. The 2012 Plan serves as the successor to the 2006 Plan. No new awards will be issued under the 2006 Plan as of the effective date of the 2012 Plan. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan.

        Under the 2012 Plan, the Company is authorized to grant up to 3,847,969 shares of Common Stock in the form of incentive options, nonqualified options restricted stock awards, stock appreciation rights, RSUs, performance shares and stock bonuses to qualified employees, directors and consultants, amongst other forms of equity, plus any shares of the Company's Common Stock subject to awards outstanding under the 2006 Plan that terminate, expire or lapse for any reason (up to a maximum of 2,220,000 shares).

        Under the OSI Plans, the exercise price of nonqualified options and incentive stock options may not be less than the fair market value of the Company's Common Stock on the date of grant. The exercise price of nonqualified options and incentive stock options granted to individuals who own more than 10% of the Company's voting stock may not be less than 110% of the fair market value of the Company's Common Stock on the date of grant. Stock options granted under the OSI Plans typically vest over three years based on continued service. Restricted stock and RSUs typically vest over three to four years based on continued service. Certain shares of restricted stock granted to senior management vest based on the achievement of pre-established performance goals.

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

        Stock Option Fair Value Estimation Assumptions.    The Company estimates the fair value of its stock options at the date of grant using the Black-Scholes option-pricing valuation model. The Company's valuation model is affected by the Company's stock price as well as weighted average assumptions for a number of subjective variables described below.

        Expected Dividend.    Expected dividend is based on historical patterns and the Company's anticipated dividend payments over the expected holding period.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

        Risk-Free Interest Rate.    The risk-free interest rate for stock options is based on U.S. Treasuries for a maturity matching the expected holding period.

        Expected Volatility.    Expected volatility is based on the Company's historical share price volatility matching the expected holding period.

        Expected Holding Period.    The Company uses historical stock option exercise data to estimate the expected holding period.

        Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below.

	2011	2012	2013
Expected dividend	0%	0%	0%
Risk-free interest rate	1.4%	0.6%	0.6%
Expected volatility	40.0%	35.6%	33.0%
Expected holding period (in years)	4.3	4.3	4.3

        The following summarizes stock option activity for fiscal years 2011, 2012 and 2013:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2010	1,556,110	17.46
Granted	107,140	30.62
Exercised	(719,515)	18.05
Expired or forfeited	(12,823)	21.50

Outstanding at June 30, 2011	930,912	18.45
Granted	269,469	35.98
Exercised	(140,385)	17.75
Expired or forfeited	(599)	16.72

Outstanding at June 30, 2012	1,059,397	23.01

Granted	90,234	55.37
Exercised	(117,705)	15.59
Expired or forfeited	(12,193)	56.36

Outstanding at June 30, 2013	1,019,733	26.33	6.6 years	$38,844

Exercisable at June 30, 2013	726,963	$20.67	5.9 years	$31,807

        The per-share weighted-average grant-date fair value of stock options granted under the OSI Plans was $10.50, $10.67 and $15.33 for fiscal 2011, 2012 and 2013, respectively. The total intrinsic value of options exercised during fiscal 2013 was $6.7 million.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

        Restricted Stock Awards and Restricted Stock Units—A summary of restricted stock award and restricted stock unit activity for the periods indicated was as follows:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2010	479,537	$17.44
Granted	268,406	29.48
Vested	(161,124)	18.08
Forfeited	(21,706)	19.55

Nonvested at June 30, 2011	565,113	$22.89
Granted	230,597	36.99
Vested	(208,376)	21.41
Forfeited	(6,866)	31.10

Nonvested at June 30, 2012	580,468	$28.93
Granted	296,334	57.29
Vested	(236,070)	25.83
Forfeited	(13,608)	43.03

Nonvested at June 30, 2013	627,124	$43.13

        The per-share weighted average grant-date fair value of restricted stock and RSUs granted under the OSI Plans was $29.48, $36.99 and $57.29 for fiscal 2011, 2012 and 2013, respectively. The total fair value of shares vested during fiscal 2011, 2012 and 2013 was $2.9 million, $4.5 million and $6.1 million, respectively.

        As of June 30, 2013, there were 3,705,988 shares available for grant under the 2012 Plan. Under the terms of the 2012 Plan, RSU's and restricted stock granted from the pool of shares available for grant on or after December 12, 2012 reduce the pool by 1.87 shares for each share granted. RSU's and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each share forfeited.

8.    INCOME TAXES

        The following is a geographical breakdown of income before the provision for income taxes (in thousands):

	2011	2012	2013
Pre-tax income (loss):
United States	$26,855	$21,335	$(13,111)
Foreign	19,880	40,648	82,525

Total pre-tax income	$46,735	$61,983	$69,414

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

        The Company's provision (benefit) for income taxes consists of the following (in thousands):

	2011	2012	2013
Current:
Federal	$5,068	$8,176	$(2,214)
State	1,040	2,396	(36)
Foreign	2,398	7,320	23,925

Total current provision	8,506	17,892	21,675
Deferred:
Federal	$3,085	$(3,565)	$(2,422)
State	1,192	(554)	337
Foreign	530	2,662	5,689

Total deferred provision	4,807	(1,457)	3,604

Total provision	$13,313	$16,435	$25,279

        The exercise of stock options during the fiscal year ended June 30, 2011, 2012 and 2013 resulted in additional tax benefit and has been reflected as an adjustment of income taxes payable and an adjustment of additional paid-in capital. The adjustments recorded were $4.9 million, $3.2 million and $3.6 million for the years ended June 30, 2011, 2012 and 2013, respectively.

        As of June 30, 2012 and 2013, the Company's liability for uncertain tax positions was $7.1 million and $6.9 million, respectively. Of the $6.9 million, $6.3 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

        The Company recognizes potential interest and penalties related to income tax matters in income tax expense. As of June 30, 2013, the Company had accrued $0.8 million for interest and penalties. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include fiscal years after 2010 for federal purposes, fiscal years after 2009 for state purposes and fiscal years after 2004 for various foreign jurisdictions. Facts and circumstances could arise that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of statutes of limitation. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

        A summary of activity of unrecognized tax benefits for fiscal 2011, 2012 and 2013 was as follows (in thousands).

Balance as July 1, 2010	$6,877
Additions on tax positions for the current year	454
Additions on tax positions from prior years	365
Reduction in tax position from prior year	(327)

Balance as June 30, 2011	$7,369
Additions on tax positions for the current year	264
Additions on tax positions from prior years	503
Reduction in tax position from prior year	(1,063)

Balance at June 30, 2012	$7,073
Additions on tax positions for the current year	785
Additions on tax positions from prior years	—
Reduction in tax position from prior year	(953)

Balance at June 30, 2013	$6,905

        The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time. At June 30, 2013, undistributed earnings of the foreign subsidiaries amounted to approximately $314 million. It is not practical to determine the amount of income or withholding tax that would be payable upon the remittance of these earnings.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

        Deferred income tax assets (liabilities) consisted of the following (in thousands):

	June 30,
	2012	2013
Deferred income tax assets:
Tax credit carryforwards	$5,811	$5,680
Net operating loss carryforwards	5,863	5,275
Customer advances	—	29,574
Allowance for doubtful accounts	1,537	2,511
Inventory reserve	7,777	7,204
Inventory capitalization	2,619	1,363
Accrued liabilities	5,005	4,587
Deferred compensation	6,564	11,705
Other assets	6,816	1,317

Total deferred income tax assets	41,992	69,216
Valuation allowance	(8,858)	(11,081)

Net deferred income tax assets	33,134	58,135

Deferred income tax liabilities:
Depreciation	(3,036)	(36,226)
State income taxes	(1,076)	(1,239)
Amortization of intangible assets	(9,859)	(10,724)
Other liabilities	(1,864)	(853)

Total deferred income tax liabilities	(15,835)	(49,042)

Net deferred income tax asset	$17,299	$9,093

        The components of the net deferred income tax asset are classified in the consolidated balance sheets as follows (in thousands):

	2012	2013
Current deferred income tax asset, included in prepaid and other current assets	$19,205	$39,341
Long-term deferred income tax liability, included in other long-term liabilities	(1,906)	(30,248)

Net deferred income tax asset	$17,299	$9,093

        As of June 30, 2013, the Company had domestic and foreign net operating loss carry forwards of approximately $6.6 million and $19.9 million, respectively. In addition, the Company had tax credit carry forwards, including research and development of approximately $3.4 million. The Company's state tax credit carry forwards will begin to expire in the tax year ending June 30, 2017. As of June 30, 2013, the Company has a federal research and development tax credit carry forward of approximately $3.4 million and foreign tax credit carry forwards of $1.3 million. The Company's federal credit carry forwards will begin to expire in the tax year ending June 30, 2019.

        The Company has established valuation allowances that relate to the net operating loss of certain subsidiaries, foreign tax credits and R&D credits. During the year ended June 30, 2013, the Company recorded a net aggregated increase of $2.2 million to these valuation allowances. The Company reviews the adequacy of individual valuation allowances and releases such allowances when it is determined that it is more likely than not that the related benefits will be realized.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

        The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	June 30,
	2011	2012	2013
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes and credits—net of federal benefit	3.1	1.9	0.3
Impact upon tax rate as a result of accelerating depreciation of certain foreign assets	—	—	9.8
Research and development tax credits	(2.2)	(0.5)	(1.9)
Foreign income subject to tax at other than federal statutory rate	(9.0)	(11.0)	(8.9)
Change in valuation allowance	1.1	1.6	2.8
Unrecognized tax benefit	0.2	(1.8)	(2.0)
Other	0.3	1.3	1.3

Effective income tax rate	28.5%	26.5%	36.4%

        The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly; the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

9.    COMMITMENTS AND CONTINGENCIES

        The following is a summary of commitments as of June 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Total debt	$71,470	$60,797	$3,594	$3,594	$3,485
Operating leases	$5,607	$2,133	$2,928	$546	$—
Defined benefit plan obligation	$7,966	$214	$476	$642	$6,634

        Operating Leases—The Company leases facilities and certain equipment under various operating lease agreements. Certain leases provide for periodic rent increases and may contain escalation clauses and renewal options. Rent expense totaled $11.3 million, $13.0 million and $13.1 million for fiscal years 2011, 2012 and 2013, respectively.

        Contingent Acquisition Obligations—Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones. The maximum amount of such future payments under arrangements with contingent consideration caps is $45 million as of June 30, 2013. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing the technology of CXR Limited, a company acquired in 2004. For acquisitions that occurred prior to fiscal year 2010, which were accounted for under Statement of Financial Accounting Standards 141, "Business Combinations," the Company accounts for such contingent payments as an addition to the purchase price of the acquired business. For acquisitions accounted for under Accounting Standards Codification 805, "Business Combinations," ("ASC 805"), the estimated fair value of these obligations is recorded

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

as a liability in the Consolidated Balance Sheets with subsequent revisions reflected in the Consolidated Statements of Operations. As of June 30, 2012 and June 30, 2013, pursuant to ASC 805, $20.8 million and $15.4 million of contingent payment obligations, respectively, are included in other long-term liabilities in the accompanying Consolidated Balance Sheets. During fiscal 2012 and 2013, the fair values of these contingent obligations were revised and resulted in reductions of $2.2 million and $5.4 million, respectively.

        Advances from Customers—The Company receives advances from customers associated with certain projects. In fiscal 2012, the Company entered into an agreement with the Mexican government to provide a turnkey security screening solution along the country's borders, and in its ports and airports. Associated with the agreement, the Company was provided an advance totaling $100 million. The Company is obligated to provide a guarantee until the advance has been earned.

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

        During one investigation, the Company discovered soil and groundwater contamination at its Hawthorne, California facility that we believe was the result of unspecified historical releases prior to our occupancy. This site had been used by other companies for semiconductor manufacturing similar to our present operations since the mid-1960's and was part of a large aircraft manufacturing complex during World War II. It is not presently known when the releases occurred or by whom they were caused. The groundwater contamination is a known regional problem, not limited to our premises or our immediate surroundings. The Company filed the requisite reports concerning this problem with the appropriate environmental authorities in fiscal 2001. We were recently contacted by the local governing agency with a request to provide additional historical information and further characterization of the site. Historical reports and site characterization work plans were completed in fiscal 2013 and further site characterization studies, including soil and groundwater investigations, are scheduled for fiscal 2014. These studies are necessary to determine the extent of the on-site releases and if any remediation of such contamination will be required.

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

        Indemnifications—In the normal course of business, the Company has agreed to indemnify certain parties with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to indemnification as of June 30, 2013.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

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

10.    STOCKHOLDERS' EQUITY

Stock Repurchase Program

        The Company's Board of Directors has authorized a Common Stock repurchase program. During fiscal 2011, 2012 and 2013, the Company repurchased 58,396 shares, 67,037 shares and 200,732 shares, respectively, under this program. As of June 30, 2013, 1,385,040 shares were available for additional repurchase under the program. Upon repurchase, the shares were restored to the status of authorized but unissued shares in the accompanying Consolidated Financial Statements.

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

11.    RELATED-PARTY TRANSACTIONS

        In 1994, the Company, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company owns a 36% interest in the joint venture, the Company's Chairman and Chief Executive Officer owns a 10.5% interest, and the Company's Executive Vice President and President of the Company's Security division owns a 4.5% ownership interest. The Company's initial investment was approximately $0.1 million. For the years ended June 30, 2011, 2012 and 2013, the Company's equity earnings in the joint venture were approximately $0.6 million, $0.4 million and $0.1 million, respectively. The Company, its Chairman and Chief Executive Officer and the Company's Executive Vice President and President of the Company's Security division collectively control less than 50% of the board of directors voting power in the joint venture. As a result, the Company accounts for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of the Company's subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for fiscal 2011, 2012 and 2013 were approximately $7.1 million, $5.8 million and $5.7 million, respectively. Receivables from the joint venture were $1.5 million and $0.3 million as of June 30, 2012 and 2013, respectively.

        The Company has contracted with entities owned by its Chief Executive Officer and/or his family members to provide messenger service, auto rental and printing services. Such expenses for 2011, 2012 and 2013 were

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

approximately $60,000, $65,000 and $62,000 for messenger services and auto rental and $31,000, $14,000 and $14,000 for printing services, respectively. Further, a subsidiary of the Company is leasing warehouse space on a month-to-month basis for approximately $2,200 per month from an entity controlled by its Chief Executive Officer.

12.    EMPLOYEE BENEFIT PLANS

Employee Retirement Savings Plans

        The Company has various qualified employee retirement savings plans. Participants can contribute certain amounts to the plans and the Company matches a certain portion of employee contributions. The Company contributed approximately $3.6 million, $3.9 million and $3.7 million to the plans for the fiscal years ended June 30, 2011, 2012 and 2013, respectively.

Deferred Compensation Plan

        The Company has a deferred compensation plan, which meets the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that selected employees are eligible to defer up to 80% of their salaries and up to 100% of their bonuses. The Company may also make employer contributions to participant accounts in certain circumstances. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary Company contributions and the related earnings are subject to a vesting schedule dependent upon years of service to the Company and, also, vest completely upon the participant's disability, death or a change of control. The Company made contributions of $0.9 million, $0.7 million and $0.6 million during fiscal year 2011, 2012 and 2013, respectively. As of June 30, 2013, the Company held assets of $11.4 million and liabilities of $10.3 million. Assets related to this plan are included in other assets and liabilities related to this plan are included in other long-term liabilities in the Consolidated Balance Sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

        The following provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for fiscal years 2012 and 2013, and a statement of the funded status as of June 30, 2012 and 2013 (in thousands):

	2012	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$10,326	$11,758
Translation adjustment	(428)	(53)
Service costs	54	70
Interest costs	487	635
Curtailment / plan amendment	1,794	—
Plan participants' contributions	—	—
Actuarial loss	(225)	562
Benefits paid	(250)	(219)

Benefit obligation at end of year	11,758	12,753

Change in Plan Assets
Fair value of plan assets at beginning of year	6,066	6,030
Translation adjustment	(336)	(82)
Actual return on plan assets	158	487
Company contributions	327	251
Plan participants' contributions	—	—
Benefits paid	(185)	(163)

Fair value of plan assets at end of year	6,030	6,523

Funded status	(5,728)	(6,230)
Unrecognized net actuarial loss	—	—

Net amount recognized	$(5,728)	$(6,230)

Amount recognized in Consolidated Balance Sheets consist of:
Investments	$315	$248
Accrued pension liability	(6,043)	(6,478)
Accumulated other comprehensive income	3,883	3,651

        The following table provides the net periodic benefit costs for each of the fiscal years ended June 30, (in thousands):

	2011	2012	2013
Net Periodic Benefit Costs
Service costs	$41	$54	$70
Interest costs	458	487	635
Expected return on plan assets	(352)	(359)	(360)
Amortization of prior service costs	335	335	615
Recognized actuarial loss	310	109	197
Curtailment	—	—	—

Net periodic benefit cost	$792	$626	$1,157

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

Plan Assumptions

	2012	2013
Weighted average assumptions at year-end:
Discount rate	5.4%	5.3%
Expected return on plan assets	5.8%	5.5%
Rate of compensation increase	2.2%	3.1%

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

Plan Assets and Investment Policy

	Fiscal year ended June 30, 2012		Fiscal year ended June 30, 2013
	Proportion of Fair Value	Expected Rate of Return	Proportion of Fair Value	Expected Rate of Return
Equity securities	49%	8%	50%	8%
Debt securities	41%	2%	38%	2%
Other	10%	10%	12%	6%

Combined	100%	5.8%	100%	5.5%

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

Projected Benefit Payments

        The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2013 (in thousands):

Pension Benefits
July 1, 2013 to June 30, 2014	214
July 1, 2014 to June 30, 2015	223
July 1, 2015 to June 30, 2016	253
July 1, 2016 to June 30, 2017	270
July 1, 2017 to June 30, 2018	372
July 1, 2018 to June 30, 2023	6,634

Company Contribution

        Currently, the Company's weighted average contribution rate is 2% of pensionable salaries. If Company contributions continue at the current rate, the estimated total Company contributions for fiscal 2014 will be approximately $0.1 million.

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

        Revenues from one customer of the Company's Security division represent approximately $99.2 million and $5.9 million of the Company's consolidated revenues for fiscal years 2012 and 2013, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

        The following tables present the operations and identifiable assets by industry segment (in thousands):

	2011
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$294,686	$215,050	$146,364	$—	$—	$656,100
Revenue between product segments	—	—	46,509	—	(46,509)	—

Total revenues	$294,686	$215,050	$192,873	$—	(46,509)	$656,100

Income (loss) from operations	$25,352	$17,857	$17,211	$(11,322)	$(1,337)	$47,761

Segments assets	$245,068	$152,048	$109,961	$84,082	$(6,243)	$584,916

Capital expenditures	$7,038	$2,983	$2,267	$1,104	$—	$13,392

Depreciation and amortization	$6,462	$7,675	$3,720	$672	$—	$18,529

	2012
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$391,808	$235,548	$165,634	$—	$—	$792,990
Revenue between product segments	—	—	45,169	—	(45,169)	—

Total revenues	$391,808	$235,548	$210,803	$—	(45,169)	$792,990

Income (loss) from operations	$30,552	$28,330	$18,743	$(11,887)	$202	$65,940

Segments assets	$351,668	$162,583	$132,281	$109,405	$(6,041)	$749,896

Capital expenditures	$56,848	$5,158	$4,552	$1,932	$—	$68,490

Depreciation and amortization	$7,819	$7,640	$3,876	$864	$—	$20,199

	2013
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$372,164	$231,331	$198,552	$—	$—	$802,047
Revenue between product segments	—	—	40,548	—	(40,548)	—

Total revenues	$372,164	$231,331	$239,100	$—	(40,548)	$802,047

Income (loss) from operations	$43,748	$25,224	$18,213	$(14,002)	$1,255	$74,438

Segments assets	$519,081	$192,994	$156,784	$46,429	$4,508	$919,796

Capital expenditures	$131,314	$8,198	$3,185	$14,670	$—	$157,367

Depreciation and amortization	$15,412	$6,674	$4,169	$1,252	$—	$27,507

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

        The following tables present the revenues and identifiable assets by geographical area (in thousands):

	2011
	External revenues	Intersegment revenues	Total Consolidated	Long lived tangible assets	Long lived assets
Geographic region:
United States	$430,643	$26,376	$457,019	$35,106	$121,422
Other Americas	27,049	—	27,049	10,688	10,688

Total Americas	457,692	26,376	484,068	45,794	132,110
United Kingdom	101,467	—	101,467	17,153	29,067
Other EMEA (1)	22,729	—	22,729	997	5,284

Total EMEA	124,196	—	124,196	18,150	34,351
APAC (2)	74,212	20,133	94,345	12,356	13,838
Eliminations	—	(46,509)	(46,509)	N/A	N/A

Total	$656,100	$—	$656,100	$76,300	$180,299

	2012
	External revenues	Intersegment revenues	Total Consolidated	Long lived tangible assets	Long lived assets
Geographic region:
United States	$505,946	$10,446	$516,392	$49,717	$149,911
Other Americas	36,232	—	36,232	70,485	71,065

Total Americas	542,178	10,446	552,624	120,202	220,976
United Kingdom	132,579	—	132,579	14,320	27,835
Other EMEA (1)	20,561	—	20,561	821	4,984

Total EMEA	153,140	—	153,140	15,141	32,819
APAC (2)	97,672	34,723	132,395	13,456	14,894
Eliminations	—	(45,169)	(45,169)	N/A	N/A

Total	$792,990	$—	$792,990	$148,799	$268,689

	2013
	External revenues	Intersegment revenues	Total Consolidated	Long lived tangible assets	Long lived assets
Geographic region:
United States	$441,376	$15,598	$456,974	$35,726	$132,570
Other Americas	98,369	—	98,369	211,526	212,864

Total Americas	539,745	15,598	555,343	247,252	345,434
United Kingdom	146,261	—	146,261	10,816	26,183
Other EMEA (1)	17,673	—	17,673	699	5,033

Total EMEA	163,934	—	163,934	11,515	31,216
APAC (2)	98,368	24,950	123,318	13,984	16,448
Eliminations	—	(40,548)	(40,548)	N/A	N/A

Total	$802,047	$—	$802,047	$272,751	$393,098

(1)
Europe, Middle East and Africa
(2)
Asia-Pacific

        Pursuant to Accounting Standards Codification 280 "Segment Reporting," external revenues are attributed to individual countries based upon the location of the Company's selling entity.

*    *    *    *    *    *

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged in other accounts	Deductions- Write-offs	Balance at end of period
Balance for doubtful accounts:
Year ended June 30, 2011	$6,006	$1,844	$—	$2,057	$5,793

Year ended June 30, 2012	$5,793	$582	$—	$1,321	$5,054

Year ended June 30, 2013	$5,054	$3,563	$—	$1,340	$7,277

Balance for warranty reserve:
Year ended June 30, 2011	$10,930	$7,581	$—	$3,981	$14,530

Year ended June 30, 2012	$14,530	$8,620	$—	$5,588	$17,562

Year ended June 30, 2013	$17,562	$1,948	$—	$6,620	$12,890

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC. (Registrant)
Date: August 16, 2013	By:	/s/ ALAN EDRICK Alan Edrick, Executive Vice President & Chief Financial Officer

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

Name	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 16, 2013
/s/ ALAN EDRICK Alan Edrick	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 16, 2013
/s/ AJAY MEHRA Ajay Mehra	Executive Vice President, President of Rapiscan Systems and Director	August 16, 2013
/s/ WILLIAM F. BALLHAUS, JR. William F. Ballhaus, Jr.	Director	August 16, 2013
/s/ DAVID T. FEINBERG David T. Feinberg	Director	August 16, 2013
/s/ STEVEN C. GOOD Steven C. Good	Director	August 16, 2013
/s/ MEYER LUSKIN Meyer Luskin	Director	August 16, 2013

II-1

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION
3.1	Certificate of Incorporation of OSI Systems, Inc. (1)
3.2	Bylaws of OSI Systems, Inc. (1)
4.1	Form of Common Stock Certificate (1)
10.1†	OSI Systems, Inc. Deferred Compensation Plan (2)
10.2†	OSI Systems, Inc. Nonqualified Defined Benefit Plan (3)
10.3†	OSI Systems, Inc. 2008 Employee Stock Purchase Plan (4)
10.4†	Form of Indemnification Agreement for Directors and Executive Officers of OSI Systems, Inc. (5)
10.5	Credit Agreement dated October 15, 2010, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (6)
10.6	First Amendment to Credit Agreement dated November 10, 2011, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (7)
10.7	Second Amendment to Credit Agreement dated December 15, 2011, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (8)
10.8	Third Amendment to Credit Agreement dated April 10, 2012, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (9)
10.9†	Amended and Restated 2006 Equity Participation Plan of OSI Systems, Inc. (10)
10.10†	Employment Agreement effective as of January 1, 2012 between Deepak Chopra and OSI Systems, Inc. (11)
10.11†	Employment Agreement effective as of January 1, 2012 between Alan Edrick and OSI Systems, Inc. (11)
10.12†	Employment Agreement effective as of January 1, 2012 between Ajay Mehra and OSI Systems, Inc. (11)
10.13†	Employment Agreement effective as of January 1, 2012 between Victor Sze and OSI Systems, Inc. (11)
10.14†	Employment Agreement effective as of January 1, 2012 between Manoocher Mansouri and OSI Systems, Inc. (11)
10.15†	Retirement Benefit Award Agreement effective as of January 1, 2012 between Deepak Chopra and OSI Systems, Inc. (12)
10.16†	OSI Systems, Inc. 2012 Incentive Award Plan (13)
14.1	OSI Systems, Inc. Code of Ethics and Conduct (14)
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification Pursuant to Section 302
31.2*	Certification Pursuant to Section 302
32.1*	Certification Pursuant to Section 906
32.2*	Certification Pursuant to Section 906

No.	EXHIBIT DESCRIPTION
101.INS	XBRL Instance Document (15)
101.SCH	XBRL Taxonomy Extension Schema Document (15)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (15)
101.DEF	XBRL Extension Definition (15)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (15)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (15)

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
(13)
Previously filed with our Proxy Statement on Schedule 14A filed on October 23, 2012.
(14)
Previously filed with our Quarterly Report on Form 10-Q filed on October 26, 2011.
(15)
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