Form 10-Q
period 2013-09-30
OSI SYSTEMS INC
filed 2013-10-25
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 23, 2013, there were 20,053,538 shares of the Registrant’s common stock par value $0.001 per share outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30,	September 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$34,697	$37,186
Accounts receivable, net	206,817	205,283
Inventories	206,213	228,007
Prepaid expenses and other current assets	78,972	77,151
Total current assets	526,699	547,627
Property and equipment, net	249,029	249,406
Goodwill	83,743	91,018
Intangible assets, net	36,603	40,289
Other assets	23,722	24,442
Total assets	$919,796	$952,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$59,000	$79,000
Current portion of long-term debt	1,797	2,956
Accounts payable	97,050	97,334
Accrued payroll and related expenses	28,503	26,432
Advances from customers	37,432	42,979
Accrued warranties	12,890	13,359
Deferred revenue	18,131	15,549
Other accrued expenses and current liabilities	26,610	28,311
Total current liabilities	281,413	305,920
Long-term debt	10,673	12,273
Advances from customers	75,000	68,750
Other long-term liabilities	74,259	81,449
Total liabilities	441,345	468,392
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,914,089 shares issued and outstanding at June 30, 2013 and 20,053,538 shares at September 30, 2013	285,001	283,146
Retained earnings	199,786	206,180
Accumulated other comprehensive loss	(6,336)	(4,936)
Total stockholders’ equity	478,451	484,390
Total liabilities and stockholders’ equity	$919,796	$952,782

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2012	2013
Net revenues:
Products	$148,864	$143,476
Services	32,830	62,798
Total net revenues	181,694	206,274
Cost of goods sold:
Products	98,932	103,593
Services	21,407	34,735
Total cost of goods sold	120,339	138,328
Gross profit	61,355	67,946
Operating expenses:
Selling, general and administrative	39,925	42,214
Research and development	11,316	11,020
Restructuring and other charges	—	4,239
Total operating expenses	51,241	57,473
Income from operations	10,114	10,473
Interest and other expense, net	(1,097)	(1,470)
Income before income taxes	9,017	9,003
Provision for income taxes	2,678	2,609
Net income	$6,339	$6,394

Net income per share:
Basic	$0.32	$0.32
Diluted	$0.31	$0.31
Shares used in per share calculation:
Basic	19,906	19,971
Diluted	20,571	20,620

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2012	2013
Net income	$6,339	$6,394
Other comprehensive income (loss):
Foreign currency translation adjustment	5,311	1,308
Other	(454)	92
Other comprehensive income	4,857	1,400
Comprehensive income	$11,196	$7,794

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2012	2013
Cash flows from operating activities:
Net income	$6,339	$6,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,907	12,873
Stock based compensation expense	3,533	5,638
Provision for losses on accounts receivable	294	23
Equity in earnings of unconsolidated affiliates	(13)	(30)
Deferred income taxes	140	72
Other	1	128
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	11,190	6,305
Inventories	2,286	(16,092)
Prepaid expenses and other assets	2,318	832
Accounts payable	28,055	(3,151)
Accrued payroll and related expenses	(4,656)	(2,308)
Advances from customers	(8,954)	(708)
Accrued warranties	(831)	77
Deferred revenue	(2,077)	(3,145)
Other accrued expenses and liabilities	(155)	(661)
Net cash provided by operating activities	42,377	6,247
Cash flows from investing activities:
Acquisition of property and equipment	(62,718)	(7,971)
Acquisition of businesses	(1,897)	(9,302)
Acquisition of intangible and other assets	(1,416)	(1,756)
Net cash used in investing activities	(66,031)	(19,029)
Cash flows from financing activities:
Net borrowings on bank lines of credit	—	20,000
Proceeds from long-term debt	11,100	2,769
Payments on long-term debt	(55)	(805)
Proceeds from exercise of stock options and employee stock purchase plan	2,951	1,501
Repurchase of common shares	(835)	(1,514)
Taxes paid related to net share settlement of equity awards	(8,596)	(7,481)
Net cash provided by financing activities	4,565	14,470
Effect of exchange rate changes on cash	1,344	801
Net increase (decrease) in cash and cash equivalents	(17,745)	2,489
Cash and cash equivalents-beginning of period	91,452	34,697
Cash and cash equivalents-end of period	$73,707	$37,186
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$129	$1,174
Income taxes	$1,450	$4,001

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Description of Business

OSI Systems, Inc., together with its subsidiaries (the “Company”), is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications and provider of security screening services. The Company sells its products and services in diversified markets, including homeland security, healthcare, defense and aerospace.

The Company has three reporting segments: (i) Security, providing security inspection systems, turnkey security screening solutions and related services; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia systems, and related services and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare divisions as well as to external original equipment manufacturing clients for applications in the defense, aerospace, medical and industrial markets, among others.

Through its Security division, the Company designs, manufactures and markets security inspections systems and security screening, threat detection and non-intrusive inspection products and related services globally. These products fall into the following categories: baggage and parcel inspection systems; cargo and vehicle inspection systems; hold (checked) baggage screening systems; people screening systems and radiation detection systems. In addition to these products, the Company provides site design, installation, training and technical support services to its customers. The Company also provides turnkey security screening solutions, which can include the construction, staffing and long term operation of security screening checkpoints for its customers.

Through its Healthcare division, the Company designs, manufactures and markets patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems, and related services worldwide. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians’ offices, medical clinics and ambulatory surgery centers.

Through its Optoelectronics and Manufacturing division, the Company designs, manufactures and markets optoelectronic devices and provides electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostic products, telecommunications, test and measurement devices, industrial automation systems, automotive diagnostic products and consumer products. This division provides products and services to original equipment manufacturers and end users as well as to the Company’s own Security and Healthcare divisions.

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on August 16, 2013. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the operating results to be expected for the full 2014 fiscal year or any future periods.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options and stock awards or units under the treasury stock method.  There were no stock options or stock awards or units excluded from the calculations for the three months ended September 30, 2012 or September 30, 2013.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2012	2013
Net income for diluted earnings per share calculation	$6,339	$6,394

Weighted average shares for basic earnings per share calculation	19,906	19,971
Dilutive effect of stock awards	665	649
Weighted average shares for diluted earnings per share calculation	20,571	20,620

Basic net income per share	$0.32	$0.32
Diluted net income per share	$0.31	$0.31

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. “Level 1” category includes assets and liabilities at the quoted prices in active markets for identical assets and liabilities.  “Level 2” category includes assets and liabilities from observable inputs other than quoted market prices. “Level 3” category includes assets and liabilities whose valuation techniques are unobservable and significant to the fair value measurement.  There were no assets or liabilities where “Level 3” valuation techniques were used, and there were no assets and liabilities measured at fair value on a non-recurring basis.

The following is a summary of the inputs used in valuing investments carried at fair value (in thousands):

	Level 1	Level 2	June 30, 2013	Level 1	Level 2	September 30, 2013
Equity securities	316	—	316	304	—	304
Insurance company contracts	—	13,914	13,914	—	14,978	14,978
Interest rate contract	—	66	66	—	39	39
Total	$316	$13,980	$14,296	$304	$15,017	$15,321

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists primarily of foreign exchange contracts and interest rate swap agreements. As of September 30, 2013, the Company had outstanding foreign currency forward contracts of approximately $4.0 million.  The foreign exchange contracts do not meet the criteria as an effective cash flow hedge.  Therefore, the net gain (loss) from these contracts is reported in Interest and other expense, net in the condensed consolidated statement of operations.  The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to variable, LIBOR-based debt for the duration of the term loan.

An interest rate swap matures in October 2019.  The interest rate swap is considered an effective cash flow hedge, and, as a result, the net gains or losses on such instrument were reported as a component of Other comprehensive income in the condensed consolidated financial statements and are reclassified as net income when the hedge transaction settles.

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

Revenue from certain turnkey services agreements is included in revenue from services and is recognized based upon proportional performance, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. The impact of changes in the estimated hours to service the agreement is reflected in the period during which the change becomes known.

Revenues from out of warranty service maintenance contracts are recognized ratably over the term of such contract. For services not derived from specific maintenance contracts, revenues are recognized as the services are performed. Deferred revenue for such services arises from payments received from customers for services not yet performed. On occasion, the Company receives advances from customers that are amortized against future customer payments pursuant to the underlying agreements. Such advances are classified in the condensed consolidated balance sheets as either a current or long term liability dependent upon when the Company estimates the corresponding amortization to occur.

Business Combinations

During the normal course of business the Company makes acquisitions.  In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is disclosed.  During the three months ended September 30, 2013, the Company completed acquisitions that were immaterial both individually and in the aggregate.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2013	September 30, 2013
Accounts receivable
Billed receivables	$179,458	$164,005
Unbilled receivables	34,636	47,261
Less allowance for doubtful accounts	(7,277)	(5,983)
Total	$206,817	$205,283

Unbilled receivables included earned but unbilled revenue that was billed and collected subsequent to the quarter-end.

	June 30, 2013	September 30, 2013
Inventories
Raw materials	$117,416	$120,799
Work-in-process	37,337	49,579
Finished goods	51,460	57,629
Total	$206,213	$228,007

	June 30, 2013	September 30, 2013
Property and equipment, net
Land	$8,365	$8,365
Buildings and improvements	102,187	140,650
Leasehold improvements	9,302	9,787
Equipment and tooling	135,437	145,054
Furniture and fixtures	3,551	3,884
Computer equipment	14,309	16,019
Computer software	15,209	15,422
Construction in process	48,713	11,017
Total	337,073	350,198
Less: accumulated depreciation and amortization	(88,044)	(100,792)
Property and equipment, net	$249,029	$249,406

Construction in process consists primarily of costs related to infrastructure in Mexico that will be depreciated when assets are placed into service.

During the three months ended September 30, 2012 and 2013, depreciation expense was approximately $3.7 million and $11.5 million, respectively.

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the three-month period ended September 30, 2013 are as follows (in thousands):

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Consolidated
Balance as of June 30, 2013	$28,546	$35,827	$19,370	$83,743
Goodwill acquired or adjusted during the period	—	1,018	5,573	6,591
Foreign currency translation adjustment	142	175	367	684
Balance as of September 30, 2013	$28,688	$37,020	$25,310	$91,018

Intangible assets consisted of the following (in thousands):

		June 30, 2013			September 30, 2013
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	5 years	$17,350	$5,396	$11,954	$18,590	$5,913	$12,677
Patents	13 years	5,400	635	4,765	5,821	668	5,153
Core technology	10 years	2,058	1,728	330	2,161	1,868	293
Developed technology	10 years	20,002	14,620	5,382	15,611	10,643	4,968
Customer relationships/backlog	8 years	9,178	5,624	3,554	11,305	5,985	5,320
Total amortizable assets		53,988	28,003	25,985	53,488	25,077	28,411
Non-amortizable assets:
Trademarks		10,618	—	10,618	11,878	—	11,878
Total intangible assets		$64,606	$28,003	$36,603	$65,366	$25,077	$40,289

Amortization expense related to intangibles assets was $1.2 million and $1.4 million for the three months ended September 30, 2012 and 2013, respectively. At September 30, 2013, the estimated future amortization expense was as follows (in thousands):

Fiscal Years

2014 (remaining 9 months)	$2,817
2015	2,554
2016	2,025
2017	1,682
2018	1,573
2019	1,471
2020 and thereafter, including assets that have not yet begun to be amortized	16,289
Total	$28,411

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the greater of (i) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product and (ii) the straight line method over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in thereafter in the table above. During the three months ended September 30, 2012 and 2013, the Company capitalized software development costs in the amount of $1.5 million and $1.2 million, respectively.

4. Borrowings

The Company has a $425 million credit agreement maturing November 2016. The credit agreement consists of a $425 million revolving credit facility, including a $375 million sub-limit for letters of credit. The Company has the ability to increase the facility by $100 million under certain circumstances. Borrowings under this facility bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 1.5% as of September 30, 2013. This margin is determined by the Company’s consolidated leverage ratio and may range from 1.5% to 2.0%. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.25%. The Company’s borrowings under the credit agreement are guaranteed by the Company’s U.S.-based subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations and warranties, affirmative and negative and financial covenants, and events of default customary for financing agreements of this type. As of September 30, 2013, there was $79.0 million outstanding under the revolving credit facility and $120.4 million outstanding under the letters-of-credit sub-facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of September 30, 2013, $5.3 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of September 30, 2013, the total amount available under these credit facilities was $40.8 million, with a total cash borrowing sub-limit of $3.2 million.

In September 2012, the Company entered into a term loan agreement for $11.1 million to fund the acquisition of land and a building in the state of Washington.  The loan, which bears interest at LIBOR plus 1.25%, is payable on a monthly basis over seven years.  Concurrent with entering into the floating rate loan, the Company entered into an interest rate swap agreement that effectively locks the interest rate of the loan to 2.2% per annum for the term of the loan.

Long-term debt consisted of the following (in thousands):

	June 30, 2013	September 30, 2013
Term loans	$12,470	$12,138
Other long-term debt	—	3,091
	12,470	15,229
Less current portion of long-term debt	1,797	2,956
Long-term portion of debt	$10,673	$12,273

5.  Restructuring and Other Charges

The following table summarizes the restructuring and other charges (in thousands):

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Consolidated
Accrued balance as of June 30, 2013	$1,043	$1,639	$66	—	$2,748
Expensed during the period:
Facility closure costs related to a facility relocation(1)	—	2,009	—	—	2,009
Employee termination costs related to facility consolidations(2)	—	—	637	—	637
Charges related to contract settlement(3)	1,593	—	—	—	1,593
Total expensed during the period	1,593	2,009	637	—	4,239
Paid during the period	1,378	639	228	—	2,245
Accrued balance as of September 30, 2013	$1,258	$3,009	$475	—	$4,742

(1)         The facility relocation began in fiscal 2013 and was completed during the first quarter of fiscal 2014.

(2)         The facility consolidations began in the first quarter of fiscal 2014 and are expected to be completed during the remainder of the fiscal year.

(3)         This relates to further costs related to a contract settlement with the Transportation Security Administration (TSA) entered into in fiscal 2013, including costs for removal, storage and refurbishing costs for products previously sold to the TSA, and legal costs.

6. Stock-based Compensation

As of September 30, 2013, the Company maintained two share-based employee compensation plans (the “OSI Plans”): the 2012 Incentive Award Plan (“2012 Plan”) and the 2006 Equity Participation Plan (“2006 Plan”).

The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2012	2013
Cost of goods sold	$136	$269
Selling, general and administrative	3,332	5,303
Research and development	63	66
Stock-based compensation expense before taxes	$3,531	$5,638
Less: related income tax benefit	1,335	2,174
Stock-based compensation expense, net of estimated taxes	$2,196	$3,464

As of September 30, 2013, total unrecognized compensation cost related to share-based compensation grants were estimated at $1.9 million for stock options and $29.9 million for restricted stock and Restricted Stock Units (“RSU”) under the OSI Plans.  The Company expects to recognize these costs over a weighted-average period of 1.8 years with respect to the options and 1.9 years for grants of restricted stock and RSU’s.

The following summarizes stock option activity during the three months ended September 30, 2013:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2013	1,019,733	$26.33
Granted	6,500	$69.88
Exercised	(1,169)	$39.97
Expired or forfeited	(330)	$54.50
Outstanding at September 30, 2013	1,024,734	$26.58	6.4 years	$48,983
Exercisable at September 30, 2013	826,793	$20.67	5.9 years	$43,269

A summary of restricted stock and restricted stock unit award activity during the three months ended September 30, 2013 was as follows:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2013	627,124	$43.13
Granted	312,398	63.45
Vested	(231,359)	40.72
Forfeited	(1,429)	47.94
Nonvested at September 30, 2013	706,734	$52.95

As of September 30, 2013, there were 3,308,870 shares available for grant under the 2012 Plan.  Under the terms of that plan, restricted stock and RSU’s granted from the pool of shares available for grant on or after December 12, 2012 reduce the pool by 1.87 shares for each share granted.  Restricted stock and RSU’s forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each share forfeited.

The Company granted 178,500 performance-based awards during the three months ended September 30, 2012 and 160,922 performance-based units during the three months ended September 30, 2013 respectively. These performance-based restricted stock awards and units are contingent on the achievement of certain financial performance metrics. The payout can range from zero to 250% of the original number of shares awarded or units awarded, which are converted into shares of the Company’s common stock.

7. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended September 30,
	2012	2013
Service cost	$278	$293
Amortization of prior service cost	230	202
Net periodic pension expense	$508	$495

For each of the three months ended September 30, 2012 and 2013, the Company made contributions of $0.1 million to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For each of the three months ended September 30, 2012 and 2013, the Company made contributions of $1.0 million to these defined contribution plans.

8. Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims and legal proceedings arising in the ordinary course of business. In the Company’s opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on its business, financial condition, results of operations or cash flows.  The Company has not accrued for loss contingencies relating to such matters because the Company believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s business, financial condition, results of operations and/or liquidity could be material.

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones. The maximum amount of such future payments under arrangements with contingent consideration caps is $52 million as of September 30, 2013. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing the technology of CXR Limited, a company acquired in 2004. For acquisitions that occurred prior to fiscal year 2010, the Company accounts for such contingent payments as an addition to the purchase price of the acquired business. Otherwise, the estimated fair value of these obligations is recorded as a liability in the Condensed Consolidated Balance Sheets with subsequent revisions reflected in the Condensed Consolidated Statements of Operations. As of June 30, 2013 and September 30, 2013, $15.4 million and $21.4 million of contingent payment obligations, respectively, are included in Other long term liabilities in the accompanying condensed consolidated balance sheets.

Advances from Customers

The Company receives advances from customers associated with certain projects.  In fiscal 2012, the Company entered into an agreement with the Mexican government to provide a turnkey security screening solution along the country’s borders, and in its ports and airports.  Associated with the agreement, the Company was provided an advance totaling $100 million.  The Company is obligated to provide a guarantee until the advance has been amortized.  As of September 30, 2013, $95.8 million of this advance remains outstanding.

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

During one investigation, the Company discovered soil and groundwater contamination at its Hawthorne, California facility that the Company believes was the result of unspecified historical releases prior to our occupancy. This site had been used since the mid 1960’s by other companies for semiconductor manufacturing similar to our present operations and was part of a large aircraft manufacturing complex during World War II. It is not presently known when the releases occurred or by whom they were caused. The groundwater contamination is a known regional problem, not limited to our premises or our immediate surroundings. The Company filed the requisite reports concerning this problem with the appropriate environmental authorities in fiscal 2001. We were recently contacted by the local governing agency with a request to provide additional historical information and further characterization of the site. Historical reports and site characterization work plans were completed in fiscal 2013 and further site characterization studies, including soil and groundwater investigations, are scheduled for fiscal 2014. These studies are necessary to determine the extent of the on-site releases and if any remediation of such contamination will be required.

The Company has not accrued for loss contingencies relating to the Hawthorne facility or any other environmental matters because it believes that, although unfavorable outcomes may be possible, they are not considered by the Company’s management to be probable and reasonably estimable. If one or more of environmental matters are resolved in a manner adverse to the Company, the impact on the Company’s business, financial condition, results of operations, financial position and/or liquidity could be material.

Indemnifications

In the normal course of business, the Company has agreed to indemnify certain parties with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to indemnification as of September 30, 2013.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended September 30,
	2012	2013
Balance at beginning of period	$17,562	$12,890
Additions and adjustments	709	1,254
Reductions for warranty repair costs	(1,352)	(785)
Balance at end of period	$16,919	$13,359

9. Income Taxes

The provision for income taxes is determined using an effective tax rate that is subject to fluctuations during the year as new information is obtained.  The assumptions used to estimate the annual effective tax rate includes factors such as the mix of pre-tax earnings in the various tax jurisdictions in which the Company operates, valuation allowances against deferred tax assets, increases or decreases in uncertain tax positions, utilization of research and development tax credits, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business and certain tax elections. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryovers. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made.

10. Segment Information

The Company has determined that it operates in three identifiable industry segments, (a) security and inspection systems (Security division), (b) medical monitoring and anesthesia systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). The Company also has a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances’ and legal and audit and other professional service fees not allocated to product segments. Both the Security and Healthcare divisions comprise primarily end-user businesses, while the Optoelectronics and Manufacturing division primarily supplies components and subsystems to original equipment manufacturers, including to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values.  All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies of the Form 10-K for the fiscal year ended June 30, 2013.

The following tables present the operations and identifiable assets by industry segment (in thousands):

	Three Months Ended September 30,
	2012	2013
Revenues — by Segment:
Security division	$82,916	$97,153
Healthcare division	51,581	45,787
Optoelectronics and Manufacturing division, including intersegment revenues	57,147	71,311
Intersegment revenues elimination	(9,950)	(7,977)
Total	$181,694	$206,274

	Three Months Ended September 30,
	2012	2013
Operating income (loss) — by Segment:
Security division	$4,465	$11,622
Healthcare division	3,881	(1,998)
Optoelectronics and Manufacturing division	4,833	4,765
Corporate	(3,249)	(4,045)
Eliminations(1)	184	129
Total	$10,114	$10,473

	June 30, 2013	September 30, 2013
Assets — by Segment:
Security division	$499,539	$512,063
Healthcare division	190,963	175,757
Optoelectronics and Manufacturing division	158,584	190,861
Corporate	75,496	78,758
Eliminations(1)	(4,786)	(4,657)
Total	$919,796	$952,782

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “OSI”, the “Company”, “we”, “us”, “our” and similar terms refer to OSI Systems, Inc. and wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of September 30, 2013 and results of operations for the three-months ended September 30, 2012 and 2013 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2013.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives and future financial position, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “believe,” “expect,” “may,” “could,” “likely to,” “should,” or “will,” or by discussions of strategy that involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Statements in this Quarterly Report on Form 10-Q that are forward-looking are based on current expectations and actual results may differ materially. These forward-looking statements should be considered in light of various important factors, including the following: the impact of global and regional economic and credit market conditions; the potential impact of the recent shutdown of the U.S. federal government and the ongoing debates related to the U.S. budget and debt ceiling; healthcare reform legislation in the United States and its impact on healthcare spending; timing and success of product development and market acceptance of developed products; regulatory approvals, clearances and restrictions; unanticipated manufacturing disruptions; and other risk factors.  Further, forward-looking statements involve numerous risks and uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we design, manufacture and market security and inspection systems worldwide for sale primarily to U.S. and foreign government agencies, and provide turnkey security screening solutions. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 46% and 47% of our total consolidated revenues for the three months ended September 30, 2012 and 2013, respectively.

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

Currently, the U.S. federal budget environment is one of continued uncertainty.  Significant uncertainty continues to exist regarding the potential impact of the recent shutdown of the U.S. federal government in October 2013 and the ongoing debates related to the U.S. budget and debt ceiling, which may result in changes to monetary and fiscal policies in the U.S., and sequestration cuts on our fiscal 2014 operations and beyond. Further, while the U.S. federal government continues to discuss various options to address sequestration and the U.S. federal government’s overall fiscal challenges, we cannot predict the outcome of these efforts. We believe that the diversified product portfolio and international customer mix of our Security division position us well to withstand the impact of these uncertainties and even benefit from specific initiatives within the U.S. federal government and other foreign governments.  However, depending on how future sequestration cuts are implemented and how the U.S. federal government manages their fiscal challenges, we believe that these federal actions could have a material, negative impact on our results of operations and cash flows in the future.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital.  Revenues from our Healthcare division accounted for 28% and 22% of our total consolidated revenues for the three months ended September 30, 2012 and 2013, respectively.

The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. In addition, there is continued uncertainty regarding the potential impact of the recent shutdown of the U.S. federal government in October 2013 and the ongoing debates related to the U.S. budget and debt ceiling and the Patient Protection and Affordable Care Act, amended by the Health Care and Education and Reconciliation Act of 2010 (the “Affordable Care Act”), in the U.S., any of which may impact hospital spending, reimbursement and fees which will be levied on certain medical device revenues and adversely affect our business and results of operations.  In addition, hospital capital spending appears to have been impacted by strategic uncertainties surrounding the Affordable Care Act, economic pressures, and negative media reports.  We also believe that the worldwide economic slowdown has caused some hospitals and healthcare providers to delay purchases of our products and services.  During this period of uncertainty, we anticipate lower sales of patient monitoring, diagnostic cardiology and anesthesia systems than what we have historically experienced, which may negatively impact our sales. Although there are indications that a general economic recovery is underway, we cannot predict when the markets will fully recover or when the uncertainties related to the U.S. federal government will be resolved and, therefore, when this period of delayed and diminished purchasing will end. A prolonged delay could have a material adverse effect on our business, financial condition and results of operations.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems, gaming systems and consumer products. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. External revenues from our Optoelectronics and Manufacturing division accounted for 26% and 31% of our total consolidated revenues for the three months ended September 30, 2012 and 2013, respectively.

During the three months ended September 30, 2013, our Optoelectronics and Manufacturing division completed two small acquisitions relating to our contract manufacturing services business and allowed us to expand our customer base and geographic footprint, while leveraging our existing infrastructure.

Results of Operations for the Three Months Ended September 30, 2012 (Q1 2013) Compared to Three Months Ended September 30, 2013 (Q1 2014) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 10 to the condensed consolidated financial statements for additional information about our business segments.

	Q1 2013	% of Net Sales	Q1 2014	% of Net Sales	$ Change	% Change
Security division	$82.9	46%	$97.2	47%	$14.3	17%
Healthcare division	51.6	28%	45.8	22%	(5.8)	(11)%
Optoelectronics and Manufacturing division	57.1	31%	71.3	35%	14.2	25%
Less: inter-division sales	(9.9)	(5)%	(8.0)	(4)%	1.9	19%
Total external revenues	$181.7		$206.3		$24.6	14%

Revenues for the Security division for the three months ended September 30, 2013 increased $14.3 million, or 17%, to $97.2 million, from $82.9 million for the comparable prior-year period. The increase was primarily attributable to increases in revenue from our turnkey screening services in Mexico and sales of cargo equipment, which was partially offset by the decrease in equipment revenues associated with the London Olympic Games, which contributed approximately $22.0 million in revenues in the prior year quarter.

Revenues for the Healthcare division for the three months ended September 30, 2013 decreased $5.8 million, or 11%, to $45.8 million, from $51.6 million for the comparable prior-year period. The decrease was primarily attributable to a $4.1 million, or 10%, decrease in patient monitoring revenues and a $1.9 million decrease in anesthesia revenues.  These decreases were prevalent throughout most of our sales channels and geographic markets.

Revenues for the Optoelectronics and Manufacturing division for the three months ended September 30, 2013 increased $14.2 million, or 25%, to $71.3 million, from $57.1 million for the comparable prior-year period. Excluding the impact of $5.3 million of revenue attributable to acquired businesses over the past twelve months, the growth was 16%.  This change was primarily attributable to increases in contract manufacturing sales to our customers in the consumer products business, which was partially offset by declines in our core optoelectronics business.

Gross Profit

	Q1 2013	% of Net Sales	Q1 2014	% of Net Sales
Gross profit	$61.4	33.8%	$67.9	32.9%

Gross profit increased $6.5 million, or 11%, to $67.9 million for the three months ended September 30, 2013, from $61.4 million for the comparable prior-year period and was primarily attributable to a 14% increase in sales.  The gross margin decreased to 32.9% from 33.8% for the comparable prior-year period which was primarily attributable to: i) the impact of reduced revenues in our Healthcare division, which has historically generated the highest gross margin across the three divisions and ii) the impact of increased revenues from our Optoelectronic and Manufacturing division, which has historically generated the lowest gross margins across the three divisions.

Operating Expenses

	Q1 2013	% of Net Sales	Q1 2014	% of Net Sales	$ Change	% Change
Selling, general and administrative	$39.9	22.0%	$42.2	20.5%	$2.3	6%
Research and development	11.3	6.2%	11.0	5.3%	(0.3)	(3)%
Restructuring and other charges	—	—	4.2	2.0%	4.2	—
Total operating expenses	$51.2	28.2%	$57.4	27.8%	$6.2	12%

Selling, general and administrative. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended September 30, 2013, SG&A expenses increased by $2.3 million, or 6%, to $42.2 million, from $39.9 million for the comparable prior-year period. This increase was primarily attributable to increasing costs to support our 14% revenue growth.    As a percentage of revenue, SG&A expenses were 20.5% for the three months ended September 30, 2013, compared to 22.0% for the comparable prior-year period.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. For the three months ended September 30, 2013, such expenses were relatively consistent with the prior year decreasing $0.3 million, to $11.0 million, from $11.3 million.

Restructuring and other charges.  We continuously look for opportunities to optimize our infrastructure.  In conjunction with these efforts, during the three months ended September 30, 2013 we incurred restructuring and other charges of $2.0 million in our Healthcare division related to a facility relocation which was concluded in our first quarter of fiscal 2014, and a $0.6 million charge in our Optoelectronics and Manufacturing division, primarily for employee severance related to a facility consolidation planned for completion during our second fiscal quarter of fiscal 2014.  In addition, we incurred a $1.6 million charge in our Security division related to our contract settlement with the Transportation Security Administration. We incurred no restructuring and other charges for the three months ended September 30, 2012.

Other Income and Expenses

	Q1 2013	% of Net Sales	Q1 2014	% of Net Sales	$ Change	% Change
Interest and other expense, net	$1.1	0.6%	$1.5	0.7%	$0.4	36%

Interest and other expense, net.  For the three months ended September 30, 2013, interest and other expense, net amounted to $1.5 million as compared to $1.1 million in the comparable prior-year period.  This change was primarily due to increased interest expense related to higher average outstanding borrowings under our revolving credit facility to fund the investment in the Mexico turnkey services program and the mortgage debt associated with the acquisition of a building in September 2012 for which there was a full quarter of interest expense in the first quarter of fiscal 2014.

Income taxes.  For the three months ended September 30, 2013, our income tax provision was $2.6 million, compared to $2.7 million for the comparable prior-year period. Our effective tax rate for the three months ended September 30, 2013 was 29.0%, compared to 29.7% in the comparable prior-year period.  The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility. Our total debt, net of cash and cash equivalents, increased $20.3 million to $57.0 million as of September 30, 2013 from $36.8 million as of June 30, 2013. This was primarily due to $8.0 million used for capital expenditures, $11.1 million used for the acquisition of businesses and other assets and $9.0 million used to repurchase shares of our common stock including net share settlement of equity awards, which was partially offset by cash flow from operations of $6.2 million.  If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.

We have a five-year revolving credit facility that allows us to borrow up to $425 million at London Interbank Offered Rate (LIBOR) plus 1.5% depending upon our leverage ratio. As of September 30, 2013, there was $79.0 million outstanding under the revolving credit facility and $120.4 million outstanding under the letters-of-credit sub-facility.

Cash Provided by Operating Activities.   Cash flows from operating activities can fluctuate significantly from period to period, as cash net income and working capital fluctuations can impact cash flows. During the three month ended September 30, 2013, operations provided $6.2 million of cash as compared to $42.4 million in the prior year, or a decrease of $36.2 million.  Cash flow from operating activities during the first quarter of fiscal 2014 primarily consisted of net income of $6.4 million, adjusted for certain non-cash items, including total depreciation and amortization of $12.9 million and share-based compensation expense of $5.6 million, and the net negative impact of changes in working capital on cash of $18.9 million.  The $36.2 million decrease in cash from operations primarily resulted from the impact of changes in working capital as the prior year changes in working capital generated $27.2 million of cash. The primary driver of the use of cash from changes in working capital was a $16.1 million increase in inventory during the three months ended September 30, 2013, as we have increased inventory levels in all three divisions for expected growth.

Cash Used in Investing Activities. Net cash used in investing activities was $19.0 million for the three months ended September 30, 2013 as compared to $66.0 million used for the three months ended September 30, 2012.  During the three months ended September 30, 2013, we made $8.0 million in capital expenditures compared to $62.7 million during the comparable prior-year period.  This decrease is primarily a result of the timing of capital expenditures in support of our turnkey screening program in Mexico. In the three months ended September 30, 2013, we also used cash of $9.3 million for acquisitions of businesses as compared to $1.9 million in the comparable prior-year period.

Cash Provided by Financing Activities. Net cash provided by financing activities was $14.5 million for the three months ended September 30, 2013, compared to $4.6 million for the three months ended September 30, 2012. During the three months ended September 30, 2013, we received net proceeds from our credit facility and capital lease obligations of $22.0 million as compared to $11.0 million in the prior year.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $94.2 million at September 30, 2013, an increase of $22.7 million from $71.5 million at June 30, 2013. See Note 4 to the condensed consolidated financial statements for further discussion.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program that provides for the repurchase of up to 4,000,000 shares of our common stock.  This program does not have an expiration date.  Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

The following table presents the shares acquired during the quarter ended September 30, 2013:

Period	Total number of shares (or units) purchased		Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)		Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2013 to July 31, 2013	51	(1)	$70.07	—		1,385,040
August 1, 2013 to August 31, 2013	18,190	(2)	$73.67	—		1,385,040
September 1, 2013 to September 30, 2013	83,665	(3)	$73.55	20,358	(4)	1,364,682

(1)                                 In July 2013, a total of 51 shares of common stock were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

(2)                                 In August 2013, a total of 18,190 shares of common stock were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

(3)                                 In September 2013, a total of 83,665 shares of common stock were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares at an average price of $73.36 per share.

(4)                                 In September 2013, a total of 20,358 shares of common stock were purchased under the stock repurchase plan at an average price of $74.35 per share.

Dividend Policy

We have not paid cash dividends on our common stock in the past and have no plans to do so in the foreseeable future.  Certain of our current bank credit facilities restrict the payment of cash dividends and future borrowings may contain similar restrictions.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  See Note 8 to the condensed consolidated financial statements for further discussion regarding significant changes in those obligations during the first three months of fiscal 2014.

Off Balance Sheet Arrangements

As of September 30, 2013, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2013.

There are no recent accounting pronouncements that, if implemented, would impact us materially.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three months ended September 30, 2013, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Foreign Currency Exchange Risk

Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. Our Company conducts business in more than 20 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (AOCI). Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a loss of $0.5 million and a loss of $0.7 million during the three months ended September 30, 2012 and 2013, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $2 million in the first quarter of fiscal 2014. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $2 million in the first quarter of fiscal 2014.

Use of Derivatives

Our use of derivatives consists primarily of foreign exchange contracts and an interest swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had foreign currency forward contracts of approximately $4.0 million and an interest rate swap of $9.6 million outstanding as of September 30, 2013.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three months ended September 30, 2013.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2013, the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and legal proceedings arising out of the ordinary course of business. In our opinion, after consultation with legal counsel, the ultimate disposition of such proceedings will not have a material adverse effect on our financial position, future results of operations or cash flows.

ITEM 1A. RISK FACTORS

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on August 16, 2013, which describe various risks and uncertainties to which we are or may become subject. There have been no material changes to the risk factors included in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Stock Repurchase Program discussion under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS‡

XBRL Instance Document ‡XBRL Instance Document ‡XBRL Instance Document ‡The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the SEC on October 25, 2013, formatted in XBRL, as follows:

(i)             the condensed consolidated balance sheets

(ii)          the condensed consolidated statements of operations

(iii)       the condensed consolidated statements of comprehensive Income

(iv)      the condensed consolidated statements of cash Flows

(v)         the notes to the condensed consolidated financial statements, tagged in summary and detail

‡                      XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 25th day of October 2013.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and
Chief Financial Officer