Form 10-Q
period 2013-12-31
OSI SYSTEMS INC
filed 2014-01-30
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 29, 2014, there were 19,933,073 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2013	2013
ASSETS
Current Assets:
Cash and cash equivalents	$34,697	$39,899
Accounts receivable, net	206,817	164,006
Inventories	206,213	219,998
Prepaid expenses and other current assets	78,972	82,246
Total current assets	526,699	506,149
Property and equipment, net	249,029	271,468
Goodwill	83,743	92,046
Intangible assets, net	36,603	40,013
Other assets	23,722	25,594
Total assets	$919,796	$935,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$59,000	$60,000
Current portion of long-term debt	1,797	2,971
Accounts payable	97,050	67,720
Accrued payroll and related expenses	28,503	28,289
Advances from customers	37,432	39,289
Accrued warranties	12,890	13,269
Deferred revenue	18,131	46,539
Other accrued expenses and current liabilities	26,610	28,206
Total current liabilities	281,413	286,283
Long-term debt	10,673	11,724
Advances from customers	75,000	62,500
Other long-term liabilities	74,259	81,507
Total liabilities	441,345	442,014
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,914,089 issued and outstanding at June 30, 2013 and 19,932,946 shares at December 31, 2013	285,001	276,938
Retained earnings	199,786	220,753
Accumulated other comprehensive loss	(6,336)	(4,435)
Total stockholders’ equity	478,451	493,256
Total liabilities and stockholders’ equity	$919,796	$935,270

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2013	2012	2013
Net revenues:
Products	$145,086	$173,974	$293,950	$317,450
Services	48,963	62,434	81,793	125,232
Total net revenues	194,049	236,408	375,743	442,682
Cost of goods sold:
Products	93,900	118,781	192,832	222,374
Services	30,061	36,688	51,468	71,423
Total cost of goods sold	123,961	155,469	244,300	293,797
Gross profit	70,088	80,939	131,443	148,885
Operating expenses:
Selling, general and administrative	36,829	45,556	76,754	87,770
Research and development	11,858	11,175	23,174	22,195
Impairment, restructuring and other charges	2,723	2,179	2,723	6,418
Total operating expenses	51,410	58,910	102,651	116,383
Income from operations	18,678	22,029	28,792	32,502
Interest and other expense, net	1,385	1,503	2,482	2,973
Income before income taxes	17,293	20,526	26,310	29,529
Provision for income taxes	4,872	5,953	7,550	8,562
Net income	$12,421	$14,573	$18,760	$20,967

Net income per share:
Basic	$0.62	$0.73	$0.94	$1.05
Diluted	$0.60	$0.71	$0.91	$1.02
Shares used in per share calculation:
Basic	19,999	19,961	19,952	19,966
Diluted	20,609	20,589	20,589	20,604

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2013	2012	2013
Net income	$12,421	$14,573	$18,760	$20,967
Other comprehensive income (loss):
Foreign currency translation adjustment	(571)	471	4,739	1,779
Other	114	30	(339)	122
Other comprehensive income (loss)	(457)	501	4,400	1,901
Comprehensive income	$11,964	$15,074	$23,160	$22,868

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Six Months Ended December 31,
	2012	2013
Cash flows from operating activities:
Net income	$18,760	$20,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,809	26,417
Stock based compensation expense	7,147	10,721
Provision for losses on accounts receivable	445	977
Deferred income taxes	212	(62)
Other	182	101
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	17,663	46,781
Inventories	(6,985)	(8,768)
Prepaid expenses and other assets	11,373	(5,649)
Accounts payable	37,876	(32,798)
Accrued payroll and related expenses	(4,874)	(464)
Advances from customers	(13,900)	(10,648)
Accrued warranties	(2,728)	(5)
Deferred revenue	(3,567)	27,542
Other accrued expenses and liabilities	(9,597)	(139)
Net cash provided by operating activities	62,816	74,973
Cash flows from investing activities:
Acquisition of property and equipment	(117,616)	(41,702)
Acquisition of businesses	(5,787)	(10,087)
Acquisition of intangible and other assets	(2,039)	(2,467)
Net cash used in investing activities	(125,442)	(54,256)
Cash flows from financing activities:
Net borrowings on bank lines of credit	15,000	1,000
Proceeds from long-term debt	11,100	2,841
Payments on long-term debt	(375)	(1,562)
Proceeds from exercise of stock options and employee stock purchase plan	2,974	1,501
Repurchase of common shares	(9,928)	(12,056)
Taxes paid related to net share settlements of equity awards	(2,397)	(8,230)
Net cash provided by (used in) financing activities	16,374	(16,506)
Effect of exchange rate changes on cash	1,650	991
Net increase (decrease) in cash and cash equivalents	(44,602)	5,202
Cash and cash equivalents-beginning of period	91,452	34,697
Cash and cash equivalents-end of period	$46,850	$39,899
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$1,858	$2,878
Income taxes	$5,615	$8,716

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on August 16, 2013. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the operating results to be expected for the full 2014 fiscal year or any future periods.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options and stock awards or units under the treasury stock method.  During the three and six months ended December 31, 2012 and 2013, stock options or stock awards or units were excluded from the calculations because they were antidilutive were de minimis.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Net income available to common stockholders	$12,421	$14,573	$18,760	$20,967

Weighted average shares outstanding for basic earnings per share calculation	19,999	19,961	19,952	19,966
Dilutive effect of stock awards	610	628	637	638
Weighted average shares outstanding for diluted earnings per share calculation	20,609	20,589	20,589	20,604

Basic net income per share	$0.62	$0.73	$0.94	$1.05
Diluted net income per share	$0.60	$0.71	$0.91	$1.02

Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of approximately three months or less as of the acquisition date to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, marketable securities, derivative instruments, accounts receivable, accounts payable and debt instruments. The carrying values of financial instruments, other than long-term debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of the Company’s long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates offered to the Company.

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

The following is a summary of the inputs used in valuing investments carried at fair value (in thousands):

	Level 1	Level 2	June 30, 2013	Level 1	Level 2	December 31, 2013
Equity securities	316	—	316	215	—	215
Insurance company contracts	—	13,914	13,914	—	16,483	16,483
Interest rate contract	—	66	66	—	62	62
Total	$316	$13,980	$14,296	$215	$16,545	$16,760

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists of an interest rate swap agreement.  The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to variable, LIBOR-based debt for the duration of the term loan.  The interest rate swap matures in October 2019.  The interest rate swap is considered an effective cash flow hedge, and, as a result, the net gains or losses on such instrument were reported as a component of Other comprehensive income in the condensed consolidated financial statements and are reclassified as net income when the hedge transaction settles.

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

Business Combinations

During the normal course of business the Company makes acquisitions.  In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is disclosed.  During the six months ended December 31, 2013, the Company completed acquisitions that were immaterial both individually and in the aggregate.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2013	December 31, 2013
Accounts receivable
Billed receivables	$179,458	$169,446
Unbilled receivables	34,636	1,493
Less allowance for doubtful accounts	(7,277)	(6,933)
Total	$206,817	$164,006

Unbilled receivables included earned but unbilled revenue.

	June 30, 2013	December 31, 2013
Inventories, net
Raw materials	$117,416	$116,943
Work-in-process	37,337	41,391
Finished goods	51,460	61,664
Total	$206,213	$219,998

	June 30, 2013	December 31, 2013
Property and equipment
Land	$8,365	$13,651
Buildings and improvements	102,187	161,109
Leasehold improvements	9,302	10,310
Equipment and tooling	135,437	151,869
Furniture and fixtures	3,551	3,937
Computer equipment	14,309	16,535
Computer software	15,209	15,521
Construction in process	48,713	10,585
Total	337,073	383,517
Less: accumulated depreciation and amortization	(88,044)	(112,049)
Property and equipment, net	$249,029	$271,468

Construction in process consists primarily of costs related to infrastructure in Mexico that will be depreciated when assets are placed into service.

Depreciation expense was approximately $8.5 million and $23.8 million for the six months ended December 31, 2012 and 2013, respectively, and approximately $4.8 million and $12.3 million for the three months ended December 31, 2012 and 2013, respectively.

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six month period ended December 31, 2013 are as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2013	$28,546	$35,827	$19,370	$83,743
Goodwill acquired or adjusted during the period	784	1,018	5,481	7,283
Foreign currency translation adjustment	214	271	535	1,020
Balance as of December 31, 2013	$29,544	$37,116	$25,386	$92,046

Intangible assets consisted of the following (in thousands):

		June 30, 2013			December 31, 2013
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	7 years	$17,350	$5,396	$11,954	$19,106	$6,293	$12,813
Patents	13 years	5,400	635	4,765	6,060	699	5,361
Core technology	10 years	2,058	1,728	330	2,218	1,973	245
Developed technology	10 years	20,002	14,620	5,382	15,611	11,003	4,608
Customer relationships/ backlog	8 years	9,178	5,624	3,554	11,355	6,354	5,001
Total amortizable assets		53,988	28,003	25,985	54,350	26,322	28,028
Non-amortizable assets - Trademarks		10,618	—	10,618	11,985	—	11,985
Total intangible assets		$64,606	$28,003	$36,603	$66,335	$26,322	$40,013

Amortization expense related to intangibles assets was $2.3 million and $2.6 million for the six months ended December 31, 2012 and 2013, respectively. For the three months ended December 31, 2012 and 2013, amortization expense was $1.1 million and $1.2 million, respectively. At December 31, 2013, the estimated future amortization expense was as follows (in thousands):

Fiscal Years
2014 (remaining 6 months)	$1,914
2015	3,097
2016	3,222
2017	3,134
2018	3,025
2019	2,924
2020 and thereafter, including assets that have not yet begun to be amortized	10,712
Total	$28,028

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the greater of (i) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product and (ii) the straight line method over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in thereafter in the table above. The Company capitalized software development costs in the amount of $1.8 million for both the six months ended December 31, 2012 and 2013, respectively, and $0.5 million for each of the three months ended December 31, 2012 and 2013.

4. Borrowings

The Company has a $425 million credit agreement maturing November 2016. The credit agreement consists of a $425 million revolving credit facility, including a $375 million sub-limit for letters of credit. The Company has the ability to increase the facility by $100 million under certain circumstances. Borrowings under this facility bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 1.5% as of December 31, 2013. This margin is determined by the Company’s consolidated leverage ratio and may range from 1.5% to 2.0%. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.25%. The Company’s borrowings under the credit agreement are guaranteed by the Company’s U.S.-based subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations and warranties, affirmative and negative and financial covenants, and events of default customary for financing agreements of this type. As of December 31, 2013, there was $60.0 million outstanding under the revolving credit facility and $115.6 million outstanding under the letters-of-credit sub-facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of December 31, 2013, $16.8 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of December 31, 2013, the total amount available under these credit facilities was $25.7 million, with a total cash borrowing sub-limit of $3.2 million.

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

Long-term debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2013
Term loans	$12,470	$11,751
Other long-term debt	—	2,944
	12,470	14,695
Less current portion of long-term debt	1,797	2,971
Long-term portion of debt	$10,673	$11,724

5.  Impairment, restructuring and Other Charges

The following table summarizes the impairment, restructuring and other charges (in thousands):

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Consolidated
Accrued balance as of June 30, 2013	$1,043	$1,639	$66	—	$2,748
Expensed during the period:
Facility closures (1)	—	2,009	625	—	2,634
Employee termination costs (2)	780	—	486	—	1,266
Charges related to contract issues with the TSA (3)	2,518	—	—	—	2,518
Total expensed during the period	3,298	2,009	1,111	—	6,418
Paid during the period	2,921	1,496	684	—	5,101
Accrued balance as of December 31, 2013	$1,420	$2,152	$493	—	$4,065

(1)         The facility relocation within the Healthcare Division began in fiscal 2013 and was completed during the first quarter of fiscal 2014.  The facility consolidations within the Optoelectronics and Manufacturing Division began during the first quarter of fiscal 2014 and are expected to be completed during the remainder of the year.

(2)         The employee termination costs within the Security Division were incurred as a result of management restructuring. The employee termination costs within the Optoelectronics and Manufacturing Division related to facility consolidations that began in the first quarter of fiscal 2014 and are expected to be completed during the remainder of the fiscal year.

(3)         These costs related to a contract settlement with the Transportation Security Administration (TSA) entered into in fiscal 2013 and a current contract issue with the TSA, and include costs for removal, storage and refurbishing costs for products previously sold to the TSA as required by the contract settlement, and legal costs for the issues.

6. Stock-based Compensation

As of December 31, 2013, the Company maintained two share-based employee compensation plans (the “OSI Plans”): the 2012 Incentive Award Plan (“2012 Plan”) and the 2006 Equity Participation Plan (“2006 Plan”).  Upon the effective date of the 2012 Plan, the Company ceased to make grants under the 2006 Plan.

The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Cost of goods sold	$129	$255	$267	$525
Selling, general and administrative	3,431	4,770	6,764	10,072
Research and development	54	58	116	124
Stock-based compensation expense before taxes	$3,614	$5,083	7,147	$10,721
Less: related income tax benefit	1,372	1,963	2,209	4,138
Stock-based compensation expense, net of estimated taxes	$2,242	$3,120	$4,938	$6,583

As of December 31, 2013, total unrecognized compensation cost related to share-based compensation grants were estimated at $1.6 million for stock options and $24.3 million for restricted stock and restricted stock units (“RSUs”) under the OSI Plans.  The Company expects to recognize these costs over a weighted-average period of 1.7 years with respect to the options and 2.0 years for grants of restricted stock and RSUs.

The following summarizes stock option activity during the six months ended December 31, 2013:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2013	1,019,733	$26.33
Granted	10,294	$70.59
Exercised	(1,169)	$39.97
Expired or forfeited	(1,917)	$53.89
Outstanding at December 31, 2013	1,026,941	$26.70	6.1 years	$27,410
Exercisable at December 31, 2013	835,329	$22.19	5.5 years	$25,825

A summary of restricted stock and RSU award activity during the six months ended December 31, 2013 is as follows:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2013	627,124	$43.19
Granted	322,275	63.73
Vested	(267,402)	38.70
Forfeited	(2,192)	49.82
Nonvested at December 31, 2013	679,805	$54.68

As of December 31, 2013, there were 3,310,467 shares available for grant under the 2012 Plan.  Under the terms of that plan, restricted stock and RSUs granted from the pool of shares available for grant on or after December 12, 2012 reduce the pool by 1.87 shares for each share granted.  Restricted stock and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each share forfeited.

The Company granted 178,500 and 160,922 performance-based awards during the six months ended December 31, 2012 and December 31, 2013 respectively. These performance-based restricted stock and RSU awards are contingent on the achievement of certain financial performance metrics. The payout can range from zero to 250% of the original number of shares or units awarded, which are converted into shares of the Company’s common stock.

7. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Service cost	$306	$309	$584	$602
Amortization of prior service cost	230	202	460	404
Net periodic pension expense	$536	$511	$1,044	$1,006

For the three months ended December 31, 2012 and 2013, the Company made contributions of $0.1 million and $0.8 million, respectively, to these defined benefit plans. For the six months ended December 31, 2012 and 2013, the Company made contributions of $0.1 million and $0.9 million, respectively, to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For the three months ended December 31, 2012 and 2013, the Company made contributions of $0.8 and $1.0 million, respectively, to these defined contribution plans. For the six months ended December 31, 2012 and 2013, the Company made contributions of $1.8 million and $2.0 million, respectively, to these defined contribution plans.

8. Commitments and Contingencies

Legal Proceedings

On December 12, 2013, a putative class action complaint was filed against the Company and certain of its officers in the United States District Court for the Central District of California, captioned Roberti v. OSI Systems, Inc., et al., Case No. 2:13-cv-09174-MWF-VBK (the “Roberti Action”).  The Roberti Action purports to be brought on behalf of persons who purchased the Company’s common stock between January 24, 2012 and December 6, 2013.  The complaint generally asserts that defendants violated section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder and also that the individual defendants violated section 20(a) of the Act by misrepresenting or failing to disclose that the Company allegedly manipulated operational testing of its Advanced Imaging Technology by selectively picking the best sensors and thereby causing the testing not to be representative of the scanners already deployed at airports; that certain of the Company’s products allegedly raised strong privacy concerns and were subject to disqualification for use in airport security checkpoints; and that the Company allegedly manufactured its products with parts that violated contracts with TSA, thereby risking cancellation of the contracts.  Plaintiffs demand a jury trial and seek class certification, unspecified damages, an award of pre-judgment and post-judgment interest, attorneys’ and experts’ fees, costs, and other unspecified relief.  While the Company believes that the Roberti Action is without merit and intends to defend the litigation vigorously, it expects to incur costs associated with defending the Roberti Action. At this early stage of the litigation, the ultimate outcome of the Roberti Action is uncertain and the Company cannot reasonably assess the timing or outcome, or estimate the amount of loss, if any, or its effect, if any, on its financial statements.

The Company is involved in various other claims and legal proceedings arising in the ordinary course of business. In the Company’s opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on its business, financial condition, results of operations or cash flows.  The Company has not accrued for loss contingencies relating to such matters because the Company believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s business, financial condition, results of operations and/or liquidity could be material.

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones. The maximum amount of such future payments under arrangements with contingent consideration caps is $51 million as of December 31, 2013. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing, the technology of CXR Limited, a company acquired in 2004. For acquisitions that occurred prior to fiscal year 2010, the Company accounts for such contingent payments as an addition to the purchase price of the acquired business. Otherwise, the estimated fair value of these obligations is recorded as a liability in the condensed consolidated balance sheets with subsequent revisions reflected in the condensed consolidated statements of operations. As of June 30, 2013 and December 31, 2013, $15.4 million and $20.8 million of contingent payment obligations, respectively, are included in Other long-term liabilities in the accompanying condensed consolidated balance sheets.

Advances from Customers

The Company receives advances from customers associated with certain projects.  In fiscal 2012, the Company entered into an agreement with the Mexican government to provide a turnkey security screening solution along the country’s borders, and in its ports and airports.  Associated with the agreement, the Company was provided an advance totaling $100 million.  The Company is obligated to provide a guarantee until the advance has been amortized.  As of December 31, 2013, $87.5 million of this advance remains outstanding.

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

During one investigation, the Company discovered soil and groundwater contamination at its Hawthorne, California facility that the Company believes was the result of unspecified historical releases prior to the Company’s occupancy. This site had been used since the mid 1960’s by other companies for semiconductor manufacturing and was part of a large aircraft manufacturing complex during World War II. It is not presently known when the releases occurred or by whom they were caused. The groundwater contamination is a known regional problem, not limited to the Company’s premises or its immediate surroundings. The Company filed the requisite reports concerning this problem with the appropriate environmental authorities in fiscal 2001. The Company was contacted by the local governing agency with a request to provide additional historical information and further characterization of the site. Historical reports and site characterization work plans were completed in fiscal 2013 and further site characterization studies, including soil and groundwater investigations, are scheduled for fiscal 2014. These studies are necessary to determine the extent of the on-site releases and if any remediation of such contamination will be required.

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

Indemnifications

In the normal course of business, the Company has agreed to indemnify certain parties with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to indemnification as of December 31, 2013.

Other Matters

On December 5, 2013, the Company’s Security division was notified by the U.S. Transportation Security Administration (TSA) that a delivery order that it had received on September 26, 2013, for baggage and handling inspection systems was being terminated for default.  The termination resulted from the use of an upgraded X-ray generator component. While the component had been vetted by the Security division’s internal quality assurance, the Security division had not met the contractual requirement of obtaining the TSA’s approval in advance.  As a result of this termination for default, the Security division has been referred to the U.S. Department of Homeland Security for further review.  Although the results of this review cannot be determined at this time, among other consequences, the Security division could be barred from conducting future business with the U.S. federal government for a period of time.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Balance at beginning of period	$16,919	$13,359	$17,562	$12,890
Additions and adjustments	58	869	690	2,536
Reductions for warranty repair costs	(1,965)	(959)	(3,240)	(2,157)
Balance at end of period	$15,012	$13,269	15,012	$13,269

9. Income Taxes

The provision for income taxes is determined using an effective tax rate that is subject to fluctuations during the year as new information is obtained.  The assumptions used to estimate the annual effective tax rate include factors such as the mix of pre-tax earnings in the various tax jurisdictions in which the Company operates, valuation allowances against deferred tax assets, increases or decreases in uncertain tax positions, utilization of research and development tax credits, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business and certain tax elections. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryovers. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made.

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

The following tables present the operations and identifiable assets by industry segment (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Revenues — by Segment:
Security division	$91,863	$106,588	$174,779	$203,741
Healthcare division	56,114	63,106	107,695	108,893
Optoelectronics and Manufacturing division, including intersegment revenues	57,277	76,358	114,424	147,669
Intersegment revenues elimination	(11,205)	(9,644)	(21,155)	(17,621)
Total	$194,049	$236,408	$375,743	$442,682

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Operating income (loss) — by Segment:
Security division	$8,607	$15,149	$13,072	$26,771
Healthcare division	6,915	9,226	10,796	7,228
Optoelectronics and Manufacturing division	5,457	2,121	10,290	6,886
Corporate	(2,438)	(4,355)	(5,687)	(8,400)
Eliminations (1)	137	(112)	321	17
Total	$18,678	$22,029	$28,792	$32,502

	June 30, 2013	December 31, 2013
Assets — by Segment:
Security division	$499,539	$496,534
Healthcare division	190,963	180,317
Optoelectronics and Manufacturing division	158,584	179,285
Corporate	75,496	83,903
Eliminations (1)	(4,786)	(4,769)
Total	$919,796	$935,270

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “OSI”, the “Company”, “we”, “us”, “our” and similar terms refer to OSI Systems, Inc. together with its wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of December 31, 2013 and results of operations for the six-months ended December 31, 2012 and 2013 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2013.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives and future financial position, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “believe,” “expect,” “may,” “could,” “likely to,” “should,” or “will,” or by discussions of strategy that involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Statements in this Quarterly Report on Form 10-Q that are forward-looking are based on current expectations and actual results may differ materially. These forward-looking statements should be considered in light of numerous risks and uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, the Company could be exposed to a variety of negative consequences as a result of one or more enforcement actions in respect of the matters that are the subject of some or all of the Company’s ongoing investigations and compliance review, including contract and regulatory compliance matters with the U.S. Government, and such actions, if brought, may result in judgments, settlements, fines,  injunctions, debarment and/or penalties, which could have a material and adverse impact on the Company’s business, financial condition and results of operation. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we design, manufacture and market security inspection systems worldwide for sale primarily to U.S. and foreign government agencies, and provide turnkey security screening solutions. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 47% and 46% of our total consolidated revenues for the six months ended December 31, 2012 and 2013, respectively.

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

Currently, the U.S. federal government is discussing various options to address sequestration and the U.S. federal government’s overall fiscal challenges and we cannot predict the outcome of these efforts. We believe that the diversified product portfolio and international customer mix of our Security division position us well to withstand the impact of these uncertainties and even benefit from specific initiatives within the U.S. federal government and other foreign governments.  However, depending on how future sequestration cuts are implemented and how the U.S. federal government manages its fiscal challenges, we believe that these federal actions could have a material, adverse effect on our business, financial condition and results of operations.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital.  Revenues from our Healthcare division accounted for 29% and 25% of our total consolidated revenues for the six months ended December 31, 2012 and 2013, respectively.

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

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems, gaming systems and consumer products. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. External revenues from our Optoelectronics and Manufacturing division accounted for 24% and 29% of our total consolidated revenues for the six months ended December 31, 2012 and 2013, respectively.

During the six months ended December 31, 2013, our Optoelectronics and Manufacturing division completed two acquisitions relating to our contract manufacturing services business and allowed us to expand our customer base and geographic footprint, while leveraging our existing infrastructure.  These acquisitions were considered to be immaterial individually and in the aggregate.

Results of Operations for the Three Months Ended December 31, 2012 (Q2 2013) Compared to Three Months Ended December 31, 2013 (Q2 2014) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 10 to the condensed consolidated financial statements for additional information about our business segments.

	Q2 2013	% of Net Sales	Q2 2014	% of Net Sales	$ Change	% Change
Security division	$91.8	47%	$106.6	45%	$14.8	16%
Healthcare division	56.1	29%	63.1	27%	7.0	12%
Optoelectronics and Manufacturing division	57.3	30%	76.4	32%	19.1	33%
Less: inter-division sales	(11.2)	(6)%	(9.7)	(4)%	1.5	13%
Total revenues	$194.0	100%	$236.4	100%	$42.4	22%

Revenues for the Security division for the three months ended December 31, 2013 increased $14.8 million, or 16%, to $106.6 million, from $91.8 million for the comparable prior-year period. The increase was primarily attributable to increases in revenue from our turnkey screening services in Mexico and sales of cargo equipment.

Revenues for the Healthcare division for the three months ended December 31, 2013 increased $7.0 million, or 12%, to $63.1 million, from $56.1 million for the comparable prior-year period. The increase was primarily attributable to a $7.1 million, or 16%, increase in patient monitoring revenues primarily in North America and Europe.

Revenues for the Optoelectronics and Manufacturing division for the three months ended December 31, 2013 increased $19.1 million, or 33%, to $76.4 million, from $57.3 million for the comparable prior-year period. Excluding the impact of $5.6 million of revenue attributable to acquired businesses over the last twelve months, the growth was 24%.  This change was primarily attributable to increases in contract manufacturing sales to our customers in the consumer products business.  The Optoelectronics and Manufacturing division recorded intersegment sales of $9.7 million, compared to $11.2 million in the comparable prior-year period.  Such intersegment sales are eliminated in consolidation.

Gross Profit

	Q2 2013	% of Net Sales	Q2 2014	% of Net Sales
Gross profit	$70.1	36.1%	$80.9	34.2%

Gross profit increased $10.8 million, or 15%, to $80.9 million for the three months ended December 31, 2013, from $70.1 million for the comparable prior-year period and was primarily attributable to a 22% increase in sales.  The gross margin decreased to 34.2% from 36.1% for the comparable prior-year period which was primarily attributable to: (i) the impact of increased revenues from our Optoelectronic and Manufacturing division which grew faster than our other two divisions, and which has historically generated the lowest gross margins across the three divisions; and (ii) the impact of the product mix within our Optoelectronics and Manufacturing division, since a significantly higher proportion of sales occurred in the contract manufacturing side of the division, which carries lower gross margins than the core optoelectronics business.  These negative impacts upon gross margin were partially offset by a change in product mix within our Security division to more revenues from turnkey screening services that improved margins.

Operating Expenses

	Q2 2013	% of Net Sales	Q2 2014	% of Net Sales	$ Change	% Change
Selling, general and administrative	$36.8	19.0%	$45.6	19.3%	$8.8	24%
Research and development	11.9	6.1%	11.1	4.7%	(0.8)	(7)%
Impairment, restructuring and other charges	2.7	1.4%	2.2	0.9%	(0.5)	(19)%
Total operating expenses	$51.4	26.5%	$58.9	24.9%	$7.5	15%

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended December 31, 2013, SG&A expenses increased by $8.8 million, or 24%, to $45.6 million, from $36.8 million for the comparable prior-year period. This increase was primarily attributable to increased employee compensation costs to support our expanded businesses and increased professional fees in our Security division.  As a percentage of revenue, SG&A expenses were 19.3% for the three months ended December 31, 2013, compared to 19.0% for the comparable prior-year period.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. For the three months ended December 31, 2013, R&D expenses decreased by $0.8 million or 7%, to $11.1 million, from $11.9 million primarily as a result of engineering resources moving from R&D activities to support newly developed products in production in our Security division.

Impairment, restructuring and other charges.  During the three months ended December 31, 2013 we incurred $2.2 million of impairment, restructuring and other charges, which was comprised of: $1.3 million of employee termination costs and facility consolidation costs in our Security and Optoelectronics and Manufacturing divisions, as we continue to optimize our cost structure, and $0.9 million of costs in our Security division for professional fees related to an additional contract issue with the TSA. In the three months ended December 31, 2012, we also incurred impairment, restructuring and other charges of $2.7 million.  These charges were all incurred in our Security division in conjunction with the contract issue and settlement reached with the TSA in the prior year.

Other Income and Expenses

	Q2 2013	% of Net Sales	Q2 2014	% of Net Sales	$ Change	% Change
Interest and other expense, net	$1.4	0.7%	$1.5	0.6%	$0.1	7%

Interest and other expense, net. For the three months ended December 31, 2013, interest and other expense, net, amounted to $1.5 million, as compared to $1.4 million for the same prior-year period. The change was primarily due to increased interest expense related to higher average outstanding borrowings under our revolving credit facility to fund the investment in the Mexican turnkey services program.

Income taxes. For the three months ended December 31, 2013, our income tax provision was $6.0 million, compared to $4.9 million for the comparable prior-year period. Our effective tax rate for the three months ended December 31, 2013 was 29.0%, compared to 28.2% in the comparable prior-year period.  The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries.

Results of Operations for the Six Months Ended December 31, 2012 (YTD Q2 2013) Compared to Six Months Ended December 31, 2013 (YTD Q2 2014) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 10 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q2 2013	% of Net Sales	YTD Q2 2014	% of Net Sales	$ Change	% Change
Security division	$174.8	47%	$203.8	46%	$29.0	17%
Healthcare division	107.7	29%	108.9	25%	1.2	1%
Optoelectronics and Manufacturing division	114.4	30%	147.6	33%	33.2	29%
Less: inter-division sales	(21.2)	(6)%	(17.6)	(4)%	3.6	17%
Total revenues	$375.7	100%	$442.7	100%	$67.0	18%

Net revenues for the six months ended December 31, 2013 increased $67.0 million, or 18% to $442.7 million, from $375.7 million for the comparable prior-year period.

Revenues for the Security division for the six months ended December 31, 2013 increased $29.0 million, or 17%, to $203.8 million, from $174.8 million for the comparable prior-year period.  The increase was primarily attributable to increased revenue from our turnkey screening services in Mexico and sales of cargo equipment, which was partially offset by the decrease in equipment revenues associated with the London Olympic Games, which contributed approximately $23 million in revenues in the prior year period.

Revenues for the Healthcare division for the six months ended December 31, 2013 increased $1.2 million, or 1%, to $108.9 million, from $107.7 million for the comparable prior-year period.  The increase was primarily attributable to a $3.0 million, or 4%, increase in patient monitoring revenues partially offset by a $2.5 million decrease in anesthesia revenues associate with our older product line as we introduce our new anesthesia system.

Revenues for the Optoelectronics and Manufacturing division for the six months ended December 31, 2013 increased $33.2 million, or 29%, to $147.6 million, from $114.4 million for the comparable prior-year period. Excluding the impact of $10.8 million of revenue attributable to acquired businesses over the last twelve months, the growth was 20%.  This change was primarily attributable to increases in contract manufacturing sales to customers in the consumer products business, which was partially offset by declines in our core optoelectronics business.  The Optoelectronics and Manufacturing division recorded intersegment sales of $17.6 million, compared to $21.2 million in the comparable prior-year period.  Such intersegment sales are eliminated in consolidation.

Gross Profit

	YTD Q2 2013	% of Net Sales	YTD Q2 2014	% of Net Sales
Gross profit	$131.4	35.0%	$148.9	33.6%

Gross profit increased $17.5 million, or 13%, to $148.9 million for the six months ended December 31, 2013, from $131.4 million for the comparable prior-year period and was attributable to an 18% increase in sales.  The gross margin decreased to 33.6% from 35.0% for the comparable prior-year period, which was primarily attributable to:(i) the impact of increased revenues from our Optoelectronic and Manufacturing division which grew faster than our other two divisions, and which has historically generated the lowest gross margins across the three divisions; and (ii) the impact of the product mix within our Optoelectronic and Manufacturing division, since a significantly higher proportion of sales occurred in the contract manufacturing side of the division, which carries lower gross margins than the core optoelectronics business.  These negative impacts upon gross margin were partially offset by a change in product mix within our Security division to more revenues from turnkey screening services that improved margins.

Operating Expenses

	YTD Q2 2013	% of Net Sales	YTD Q2 2014	% of Net Sales	$ Change	% Change
Selling, general and administrative	$76.8	20.4%	$87.8	19.8%	$11.0	14%
Research and development	23.1	6.2%	22.2	5.0%	(0.9)	(4)%
Impairment, restructuring and other charges	2.7	0.7%	6.4	1.5%	3.7	137%
Total operating expenses	$102.6	27.3%	$116.4	26.3%	$13.8	13%

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the six months ended December 31, 2013, SG&A expenses increased by $11.0 million, or 14%, to $87.8 million, from $76.8 million for the comparable prior-year period. This increase was primarily attributable to increased employee compensation costs to support our expanded business and increased professional fees in our Security division.  As a percentage of revenue, SG&A expenses were 19.8% for the six months ended December 31, 2013, compared to 20.4% for the comparable prior-year period.

Research and development.  Research and development expenses include research related to new product development and product enhancement expenditures. For the six months ended December 31, 2013, expenses decreased by $0.9 million, or 4%, to $22.2 million, from $23.1 million primarily as a result of engineering resources moving from R&D activities to support newly developed products in production in our Security division.

Impairment, restructuring and other charges.  During the six months ended December 31, 2013, we incurred $6.4 million of impairment, restructuring and other charges, which was comprised of: (i) $1.9 million in our Security and our Optoelectronics and Manufacturing divisions for employee termination costs and costs related to facility consolidations; (ii) $2.0 million in our Healthcare division related to our move into a new building to serve as the division’s headquarters and primary manufacturing facility; and (iii) $2.5 million of costs incurred within our Security division related to contract issues with the TSA.  During the six months ended December 31, 2012, we incurred impairment, restructuring and other charges of $2.7 million.  These charges were all incurred in our Security division in conjunction with a contract issue and settlement reached with the TSA.

Other Income and Expenses

	Q2 2013	% of Net Sales	Q2 2014	% of Net Sales	$ Change	% Change
Interest and other expense, net	$2.5	0.7%	$3.0	0.7%	$0.5	20%

Interest and other expense, net.  For the six months ended December 31, 2013, interest and other expense, net, amounted to $3.0 million as compared to $2.5 million for the same prior-year period.  The change was primarily due to increased interest expense related to higher average outstanding borrowings under our revolving credit facility to fund the investment in the Mexican turnkey services program and the mortgage debt associated with the acquisition of a building in September 2012 for which there was a six month impact of the interest expense in fiscal 2014 as compared to three months in the comparable prior-year period.

Income taxes.  For the six months ended December 31, 2013, our income tax provision was $8.6 million, compared to $7.5 million for the comparable prior-year period. Our effective tax rate for the six months ended December 31, 2013, was 29.0% compared to 28.7% in the comparable prior-year period.  The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility. Our total debt, net of cash and cash equivalents, decreased $2.0 million to $34.8 million as of December 31, 2013 from $36.8 million as of June 30, 2013.  During the six months ended December 31, 2013, we generated $75.0 million of cash flow from operations.  These proceeds were used for the following: $41.7 million invested in capital expenditures, $12.6 million for the acquisition of businesses and other assets and $20.3 million for the repurchase of our common stock, including net share settlement of equity awards.  If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.

We have a five-year revolving credit facility that allows us to borrow up to $425 million at London Interbank Offered Rate (LIBOR) plus 1.5% depending upon our leverage ratio. As of December 31, 2013, there was $60.0 million outstanding under the revolving credit facility and $115.6 million outstanding under the letters-of-credit sub-facility.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the six months ended December 31, 2013, we generated cash from operations of $75.0 million compared to $62.8 million in the prior year period, or an increase of $12.2 million.  Cash flow from operating activities during the first six months of fiscal 2014 primarily consisted of net income of $21.0 million, adjusted for certain non-cash items, including total depreciation and amortization of $26.4 million, stock-based compensation expense of $10.7 million and other non-cash operating items of $1.0 million, and the net positive impact of changes in working capital on cash of $15.9 million.  The $12.2 million increase in cash from operations primarily resulted from the impact of changes in net income after giving consideration to non-cash operating items as noted above, which increased by $21.6 million, partially offset by a $9.4 million decrease in changes in cash flow from changes in working capital. The primary driver of the change in cash flow from working capital was a $70.7 million decrease in the change in cash flow from accounts payables partially offset by a $31.1 million increase in the change in cash flow from deferred revenues and a $29.1 million increase in the change in cash flow from accounts receivable.

Cash Used in Investing Activities. Net cash used in investing activities was $54.3 million for the six months ended December 31, 2013 as compared to $125.4 million used for the six months ended December 31, 2012.  During the six months ended December 31, 2013, we invested $41.7 million in capital expenditures compared to $117.6 million during the comparable prior-year period.  This decrease is primarily a result of the timing of capital expenditures in support of our turnkey screening program in Mexico. In the six months ended December 31, 2013 we also used cash of $10.1 million for acquisitions of businesses and other assets as compared to $5.8 million in the comparable prior-year period.

Cash Provided by (Used in) Financing Activities. Net cash used by financing activities was $16.5 million for the six months ended December 31, 2013, compared to $16.4 million of cash provided by financing activities for the six months ended December 31, 2012. During the six months ended December 31, 2013, we received net proceeds from our credit facility and capital lease obligations of $3.8 million as compared to receiving $15.0 million in the prior year.  In addition we received proceeds from long term debt of $11.1 million in the form of a term loan to finance the acquisition of land and building in the six months ended December 31, 2012.  During the six months ended December 31, 2013, we repurchased $20.3 million of our common stock including net share settlement of equity awards compared to $12.3 million for the same period for the six months ended December 31, 2012.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $74.7 million at December 31, 2013, an increase of $3.2 million from $71.5 million at June 30, 2013. See Note 4 to the condensed consolidated financial statements for further discussion.

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

The following table presents the shares acquired during the quarter ended December 31, 2013:

	Total number of shares (or units) purchased(1)		Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2013 to October 31, 2013	91,026	(2)	$72.19	90,887	1,273,795
November 1, 2013 to November 30, 2013	62,023	(3)	$73.17	54,600	1,219,195
December 1, 2013 to December 31, 2013	3,586	(4)	$50.68	—	1,219,195
	156,635		$72.08	145,487

(1)                     Represents shares repurchased during the quarter ended December 31, 2013 under our stock repurchase programs, which was initially approved by our Board of Directors in March 1999 and amended in September 2004 and April 2013.

(2)                     In October 2013, a total of 139 shares of common stock were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

(3)                     In November 2013, a total of 7,423 shares of common stock were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

(4)                     In December 2013, a total of 3,586 shares of common stock were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

Dividend Policy

We have not paid cash dividends on our common stock in the past and have no plans to do so in the foreseeable future.  Certain of our current bank credit facilities restrict the payment of cash dividends and future borrowings may contain similar restrictions.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  See Note 8 to the condensed consolidated financial statements for further discussion regarding significant changes in those obligations during the first six months of fiscal 2014.

Off Balance Sheet Arrangements

As of December 31, 2013, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the six months ended December 31, 2013, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Foreign Currency

Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. We conduct business in more than 20 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (AOCI). Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a net zero impact from foreign exchange gains and losses during the three months ended December 31, 2012 and a loss of $0.2 million during the three months ended December 31, 2013, respectively.  We incurred a loss of $0.5 million and a loss of $0.9 million for the six months ended December 31, 2012 and 2013, respectively.  Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $2 million in the second quarter of fiscal 2014. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $2 million in the second quarter of fiscal 2014.

Use of Derivatives

Our use of derivatives consists primarily of an interest swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had an interest rate swap of $9.2 million outstanding as of December 31, 2013.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and six months ended December 31, 2013.

Interest Rate Risk

We classify all highly liquid investments with maturities of three months or less as cash equivalents and record them on our balance sheet at fair value.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures as defined under Exchange Act Rule 13a-15(e) and 15d-15(e) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain of the legal proceedings in which we are involved are discussed in Note 8, “Commitments and Contingencies,” to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Stock Repurchase Program discussion under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is hereby incorporated by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, as filed with the SEC on January 30, 2014, formatted in XBRL, as follows:

(i) (ii) (iii) (iv) (v)

 the condensed consolidated balance sheets
 the condensed consolidated statements of operations
 the condensed consolidated statements of comprehensive income the condensed consolidated statements of cash flows
 the notes to the condensed consolidated financial statements, tagged in summary and detail

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 30th day of January 2014.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer