Form 10-Q
period 2014-03-31
OSI SYSTEMS INC
filed 2014-05-02
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, there were 19,941,974 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30,	March 31,
	2013	2014
ASSETS
Current Assets:
Cash and cash equivalents	$34,697	$39,848
Accounts receivable, net	206,817	142,806
Inventories	206,213	239,026
Prepaid expenses and other current assets	78,972	93,932
Total current assets	526,699	515,612
Property and equipment, net	249,029	265,739
Goodwill	83,743	92,196
Intangible assets, net	36,603	40,725
Other assets	23,722	25,475
Total assets	$919,796	$939,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$59,000	$22,000
Current portion of long-term debt	1,797	2,779
Accounts payable	97,050	73,808
Accrued payroll and related expenses	28,503	31,869
Advances from customers	37,432	39,864
Accrued warranties	12,890	11,356
Deferred revenue	18,131	62,940
Other accrued expenses and current liabilities	26,610	21,635
Total current liabilities	281,413	266,251
Long-term debt	10,673	10,847
Advances from customers	75,000	56,250
Deferred income taxes	30,248	57,163
Other long-term liabilities	44,011	47,489
Total liabilities	441,345	438,000
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,914,089 issued and outstanding at June 30, 2013 and 19,938,859 shares at March 31, 2014	285,001	279,994
Retained earnings	199,786	225,554
Accumulated other comprehensive loss	(6,336)	(3,801)
Total stockholders’ equity	478,451	501,747
Total liabilities and stockholders’ equity	$919,796	$939,747

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2014	2013	2014
Net revenues:
Products	$139,026	$139,411	$432,976	$456,861
Services	59,383	64,545	141,176	189,777
Total net revenues	198,409	203,956	574,152	646,638
Cost of goods sold:
Products	96,156	95,620	288,988	317,994
Services	30,415	37,829	81,883	109,252
Total cost of goods sold	126,571	133,449	370,871	427,246
Gross profit	71,838	70,507	203,281	219,392
Operating expenses:
Selling, general and administrative	37,752	39,399	114,506	127,169
Research and development	12,386	10,579	35,560	32,774
Impairment, restructuring and other charges	2,286	2,507	5,009	8,925
Total operating expenses	52,424	52,485	155,075	168,868
Income from operations	19,414	18,022	48,206	50,524
Interest and other expense, net	1,341	1,370	3,823	4,343
Income before income taxes	18,073	16,652	44,383	46,181
Provision for income taxes	4,544	11,851	12,094	20,413
Net income	$13,529	$4,801	$32,289	$25,768

Net income per share:
Basic	$0.68	$0.24	$1.62	$1.29
Diluted	$0.66	$0.23	$1.57	$1.25
Shares used in per share calculation:
Basic	19,987	19,936	19,964	19,956
Diluted	20,555	20,548	20,578	20,585

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2014	2013	2014
Net income	$13,529	$4,801	$32,289	$25,768
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,709)	247	(2,970)	2,026
Other	250	387	(89)	509
Other comprehensive income (loss)	(7,459)	634	(3,059)	2,535
Comprehensive income	$6,070	$5,435	$29,230	$28,303

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended March 31,
	2013	2014
Cash flows from operating activities:
Net income	$32,289	$25,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,872	40,024
Stock based compensation expense	11,482	13,975
Provision for losses on accounts receivable	2,508	604
Deferred income taxes	196	25,769
Other	238	196
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(15,181)	68,345
Inventories	(4,745)	(28,640)
Prepaid expenses and other assets	14,819	(22,211)
Accounts payable	25,283	(26,680)
Accrued payroll and related expenses	1,035	3,081
Advances from customers	(9,382)	(16,321)
Accrued warranties	(3,538)	(1,918)
Deferred revenue	(5,471)	43,363
Other accrued expenses and liabilities	(10,158)	(1,529)
Net cash provided by operating activities	57,247	123,826
Cash flows from investing activities:
Acquisition of property and equipment	(139,429)	(48,133)
Acquisition of businesses	(6,087)	(11,640)
Acquisition of intangible and other assets	(3,773)	(4,213)
Net cash used in investing activities	(149,289)	(63,986)
Cash flows from financing activities:
Net borrowings (repayments) on bank lines of credit	55,000	(37,000)
Proceeds from long-term debt	11,100	3,220
Payments on long-term debt	(824)	(2,952)
Proceeds from exercise of stock options and employee stock purchase plan	4,615	1,501
Repurchase of common shares	(10,444)	(12,056)
Taxes paid related to net share settlements of equity awards	(10,301)	(8,427)
Net cash provided by (used in) financing activities	49,146	(55,714)
Effect of exchange rate changes on cash	(876)	1,025
Net increase (decrease) in cash and cash equivalents	(43,772)	5,151
Cash and cash equivalents-beginning of period	91,452	34,697
Cash and cash equivalents-end of period	$47,680	$39,848
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$2,256	$3,846
Income taxes	$9,679	$15,000

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the operating results to be expected for the full 2014 fiscal year or any future periods.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock awards or units under the treasury stock method.  Stock awards to purchase 0.1 million shares of common stock for the three and nine months ended March 31, 2014 were excluded from the calculation of diluted earnings per share because to do so would have been antidilutive; while during the three and nine months ended March 31, 2013 no stock awards were excluded from the calculation.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Net income available to common stockholders	$13,529	$4,801	$32,289	$25,768

Weighted average shares outstanding for basic earnings per share calculation	19,987	19,936	19,964	19,956
Dilutive effect of stock awards	568	612	614	629
Weighted average shares outstanding for diluted earnings per share calculation	20,555	20,548	20,578	20,585

Basic net income per share	$0.68	$0.24	$1.62	$1.29
Diluted net income per share	$0.66	$0.23	$1.57	$1.25

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

The following is a summary of the investments carried at fair value (in thousands):

	Level 1	Level 2	June 30, 2013	Level 1	Level 2	March 31, 2014
Equity securities	316	—	316	555	—	555
Insurance company contracts	—	13,914	13,914	—	16,716	16,716
Interest rate contract	—	66	66	—	58	58
Total	$316	$13,980	$14,296	$555	$16,774	$17,329

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

Revenue from turnkey services agreements is included in revenue from services. In certain agreements, revenue is recognized based upon proportional performance, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. The impact of changes in the estimated hours to service the agreement is reflected in the period during which the change becomes known.

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

Business Combinations

During the normal course of business the Company makes acquisitions.  In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is disclosed.  During the nine months ended March 31, 2014, the Company completed acquisitions that were immaterial both individually and in the aggregate.

Reclassifications

We have reclassified certain prior period amounts within our condensed consolidated financial statements to conform to our current year presentation.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2013	March 31, 2014
Accounts receivable
Billed receivables	$179,458	$146,622
Unbilled receivables	34,636	2,664
Less allowance for doubtful accounts	(7,277)	(6,480)
Total	$206,817	$142,806

Unbilled receivables included earned but unbilled revenue.

	June 30, 2013	March 31, 2014
Inventories
Raw materials	$117,416	$122,633
Work-in-process	37,337	53,014
Finished goods	51,460	63,379
Total	$206,213	$239,026

	June 30, 2013	March 31, 2014
Property and equipment
Land	$8,365	$13,651
Buildings and improvements	102,187	161,310
Leasehold improvements	9,302	10,311
Equipment and tooling	135,437	154,799
Furniture and fixtures	3,551	4,103
Computer equipment	14,309	16,970
Computer software	15,209	15,416
Construction in process	48,713	11,996
Total	337,073	388,556
Less: accumulated depreciation and amortization	(88,044)	(122,817)
Property and equipment, net	$249,029	$265,739

Depreciation expense was approximately $14.4 million and $36.5 million for the nine months ended March 31, 2013 and 2014, respectively, and approximately $5.8 million and $12.6 million for the three months ended March 31, 2013 and 2014, respectively.

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine month period ended March 31, 2014 are as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2013	$28,546	$35,827	$19,370	$83,743
Goodwill acquired or adjusted during the period	784	1,018	5,531	7,333
Foreign currency translation adjustment	222	299	599	1,120
Balance as of March 31, 2014	$29,552	$37,144	$25,500	$92,196

Intangible assets consisted of the following (in thousands):

		June 30, 2013			March 31, 2014
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	7 years	$17,350	$5,396	$11,954	$19,764	$6,473	$13,291
Patents	13 years	5,400	635	4,765	6,320	732	5,588
Core technology	10 years	2,058	1,728	330	2,235	2,043	192
Developed technology	11 years	20,002	14,620	5,382	16,360	11,347	5,013
Customer relationships/ backlog	7 years	9,178	5,624	3,554	11,370	6,718	4,652
Total amortizable assets		53,988	28,003	25,985	56,049	27,313	28,736
Non-amortizable assets - Trademarks		10,618	—	10,618	11,989	—	11,989
Total intangible assets		$64,606	$28,003	$36,603	$68,038	$27,313	$40,725

Amortization expense related to intangibles assets was $3.5 million for each of the nine months ended March 31, 2013 and 2014, respectively. For the three months ended March 31, 2013 and 2014, amortization expense was $1.2 million and $1.0 million, respectively. At March 31, 2014, the estimated future amortization expense was as follows (in thousands):

Fiscal Years
2014 (remaining 3 months)	$820
2015	2,911
2016	3,150
2017	2,782
2018	2,633
2019	2,532
2020 and thereafter, including assets that have not yet begun to be amortized	13,908
Total	$28,736

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in thereafter in the table above. The Company capitalized software development costs in the amount of $2.9 million and $2.2 million for the nine months ended March 31, 2013 and 2014, respectively, and $1.2 million and $0.5 million for each of the three months ended March 31, 2013 and 2014, respectively.

4. Borrowings

The Company has a $425 million credit agreement maturing November 2016. The credit agreement consists of a $425 million revolving credit facility, including a $375 million sub-limit for letters of credit. The Company has the ability to increase the facility by $100 million under certain circumstances. Borrowings under this facility bear interest at the London Interbank Offered Rate (LIBOR) plus a margin of 1.5% as of March 31, 2014. This margin is determined by the Company’s consolidated leverage ratio and may range from 1.5% to 2.0%. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.25%. The Company’s borrowings under the credit agreement are guaranteed by the Company’s U.S.-based subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations and warranties, affirmative and negative and financial covenants, and events of default customary for financing agreements of this type. As of March 31, 2014, there was $22.0 million outstanding under the revolving credit facility and $112.0 million outstanding under the letters-of-credit sub-facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of March 31, 2014, $5.8 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of March 31, 2014, the total amount available under these credit facilities was $35.8 million, with a total cash borrowing sub-limit of $3.2 million.

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

Long-term debt consisted of the following (in thousands):

	June 30, 2013	March 31, 2014
Term loans	$12,470	$11,316
Other long-term debt	—	2,310
	12,470	13,626
Less current portion of long-term debt	1,797	2,779
Long-term portion of debt	$10,673	$10,847

5.  Impairment, Restructuring and Other Charges

The following table summarizes the impairment, restructuring and other charges (in thousands):

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Consolidated
Balance as of June 30, 2013	$1,043	$1,639	$66	—	$2,748
Expensed during the period:
Facility closures (1)	—	2,009	763	—	2,772
Employee termination costs (2)	822	—	669	—	1,491
Charges related to government contract issues (3)	4,298	—	—	—	4,298
Charges related to class action litigation	—	—	—	364	364
Total expensed during the period	5,120	2,009	1,432	364	8,925
Paid or incurred during the period	4,546	2,046	1,215	364	8,171
Balance as of March 31, 2014	$1,617	$1,602	$283	—	$3,502

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

(3)         These costs related to a contract with the Transportation Security Administration (TSA) terminated in fiscal 2013 and current contract issues with the TSA and other U.S. government agencies.  These costs include removal, storage and refurbishing costs for products previously sold to the TSA as required by the termination, and legal and other costs for the current contract issues.

6. Stock-based Compensation

As of March 31, 2014, the Company maintained two share-based employee compensation plans (the “OSI Plans”): the 2012 Incentive Award Plan (“2012 Plan”) and the 2006 Equity Participation Plan (“2006 Plan”).  Upon the effective date of the 2012 Plan, the Company ceased to make grants under the 2006 Plan.

The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Cost of goods sold	$335	$180	$601	$705
Selling, general and administrative	3,944	3,057	10,709	13,130
Research and development	57	17	172	140
Stock-based compensation expense before taxes	$4,336	$3,254	11,482	$13,975
Less: related income tax benefit	1,656	1,319	4,364	5,457
Stock-based compensation expense, net of estimated taxes	$2,680	$1,935	$7,118	$8,518

As of March 31, 2014, total unrecognized compensation cost related to share-based compensation grants were estimated at $1.3 million for stock options and $18.7 million for restricted stock and restricted stock units (“RSUs”) under the OSI Plans.  The Company expects to recognize these costs over a weighted-average period of 1.6 years with respect to the options and 2.0 years for grants of restricted stock and RSUs.

The following summarizes stock option activity during the nine months ended March 31, 2014:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2013	1,019,733	$26.33
Granted	10,294	$70.59
Exercised	(1,169)	$39.97
Expired or forfeited	(4,646)	$54.07
Outstanding at March 31, 2014	1,024,212	$26.63	5.9 years	$34,144
Exercisable at March 31, 2014	845,805	$22.55	5.4 years	$31,537

A summary of restricted stock and RSU award activity during the nine months ended March 31, 2014 is as follows:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2013	627,124	$43.19
Granted	322,275	63.73
Vested	(276,716)	39.16
Forfeited	(3,992)	49.23
Nonvested at March 31, 2014	668,691	$54.73

As of March 31, 2014, there were 3,322,921 shares available for grant under the 2012 Plan.  Under the terms of that plan, restricted stock and RSUs granted from the pool of shares available for grant on or after December 12, 2012 reduce the pool by 1.87 shares for each share granted.  Restricted stock and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each share forfeited.

The Company granted 178,500 and 160,922 performance-based awards during the nine months ended March 31, 2013 and 2014 respectively. These performance-based restricted stock and RSU awards are contingent on the achievement of certain financial performance metrics. The payout can range from zero to 250% of the original number of shares or units awarded, which are converted into shares of the Company’s common stock.

7. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Service cost	$269	$288	$853	$890
Amortization of prior service cost	229	202	689	606
Net periodic pension expense	$498	$490	$1,542	$1,496

For each of the three months ended March 31, 2013 and 2014, the Company made contributions of $0.1 million to these defined benefit plans. For the nine months ended March 31, 2013 and 2014, the Company made contributions of $0.1 million and $1.0 million, respectively, to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For the three months ended March 31, 2013 and 2014, the Company made contributions of $0.9 and $1.0 million, respectively, to these defined contribution plans. For the nine months ended March 31, 2013 and 2014, the Company made contributions of $2.7 million and $3.0 million, respectively, to these defined contribution plans.

8. Commitments and Contingencies

Legal Proceedings

On December 12, 2013, a putative class action complaint was filed against the Company and certain of its officers in the United States District Court for the Central District of California (“Court”), captioned Roberti v. OSI Systems, Inc., et al., Case No. 2:13-cv-09174-MWF-VBK (the “Roberti Action”).  The Roberti Action purports to be brought on behalf of persons who purchased the Company’s common stock between January 24, 2012 and December 6, 2013.  The complaint generally asserts that defendants violated section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder and also that the individual defendants violated section 20(a) of the Act by misrepresenting or failing to disclose that the Company allegedly manipulated operational testing of its Advanced Imaging Technology by selectively picking the best sensors and thereby causing the testing not to be representative of the scanners already deployed at airports; that certain of the Company’s products allegedly raised strong privacy concerns and were subject to disqualification for use in airport security checkpoints; and that the Company allegedly manufactured its products with parts that violated contracts with TSA, thereby risking cancellation of the contracts.  Plaintiffs demand a jury trial and seek class certification, unspecified damages, an award of pre-judgment and post-judgment interest, attorneys’ and experts’ fees, costs, and other unspecified relief.  On March 17, 2014, the Court appointed plaintiff Arkansas State Highway Employees Retirement System as lead plaintiff.

On April 15, 2014, a putative shareholder derivative complaint was filed in the Court against the Company (as nominal defendant) and the members of the Company’s Board of Directors (as individual defendants) as a related case to the Roberti Action and was captioned Hagan v. Chopra, et al., Case No. 2:14-cv-02910-ODW-PJW (the “Derivative Action”).  The complaint in the Derivative Action generally asserts the same factual allegations as those at issue in the Roberti Action and also claims that certain of the individual defendants allegedly sold stock based on material non-public information.  The plaintiff in the Derivative Action asserts that, while he never made any demand on the Board of Directors to take corrective action, demand was purportedly excused.  The Derivative Action generally brings claims for breach of fiduciary duties and unjust enrichment, and the complaint seeks unspecified damages, restitution, injunctive relief, attorneys’ and experts’ fees, costs, expenses, and other unspecified relief.

While the Company believes that the Roberti Action and the Derivative Action are without merit and intends to defend the litigation vigorously, it expects to incur costs associated with defending the Roberti Action and the Derivative Action. At this early stage of the litigations, the ultimate outcomes of the Roberti Action and the Derivative Action are uncertain and the Company cannot reasonably assess the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on its financial statements.

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

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones. The maximum amount of such future payments under arrangements with contingent consideration caps is $51 million as of March 31, 2014. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing, the technology of CXR Limited, a company acquired in 2004. For acquisitions that occurred prior to fiscal year 2010, the Company accounts for such contingent payments as an addition to the purchase price of the acquired business. Otherwise, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition in the condensed consolidated balance sheets with subsequent revisions reflected in the condensed consolidated statements of operations. As of June 30, 2013 and March 31, 2014, $15.4 million and $18.5 million of contingent payment obligations, respectively, are included in Other long-term liabilities in the accompanying condensed consolidated balance sheets.

Advances from Customers

The Company receives advances from customers associated with certain projects.  In fiscal 2012, the Company entered into an agreement with the Mexican government to provide a turnkey security screening solution along the country’s borders, and in its ports and airports.  Associated with the agreement, the Company was provided an advance totaling $100 million.  The Company is obligated to provide a guarantee until the advance has been amortized.  As of March 31, 2014, $81.3 million of this advance remains outstanding.

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

During one investigation, the Company discovered soil and groundwater contamination at its Hawthorne, California facility that the Company believes was the result of unspecified on- and off-site releases occurring prior to the Company’s occupancy. Historical usage of this site includes semiconductor and electronics manufacturing, dating back to the mid-1960’s, as well as possible aircraft and related manufacturing dating to the early 1940’s. Similar operations, including chemical manufacturing and storage, were conducted at neighboring sites throughout that period and into the 1990’s.  It is not presently known when the releases occurred or by whom they were caused, though Company records, in conjunction with data obtained from soil and groundwater surveys, support the Company’s assertion that these releases are historical in nature. Further, the groundwater contamination is a known regional issue, not limited to the Company’s premises or its immediate surroundings. The Company filed the requisite reports concerning this site with the appropriate environmental authorities upon discovery, and in cooperation with the local governing agency has provided additional historical information and conducted further site characterization studies.  Recent soil and groundwater investigations, including the installation of groundwater monitoring wells, were completed in fiscal 2014. Results from these studies are being evaluated to determine the extent of the on-site releases and whether any soils remediation will be required. Periodic groundwater monitoring is expected to continue until such time as the governing authority requests further action.

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

Indemnifications

In the normal course of business, the Company has agreed to indemnify certain parties with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to indemnification as of March 31, 2014.

Other Matters

On December 5, 2013, the Company’s Security division was notified by the TSA that a delivery order that it had received on September 26, 2013, for baggage and handling inspection systems was being terminated for default.  The termination resulted from the use of an upgraded X-ray generator component. While the component had been vetted by the Security division’s internal quality assurance, the Security division had not met the contractual requirement of obtaining the TSA’s approval in advance.  As a result of this termination for default, the Security division has been referred to the U.S. Department of Homeland Security for further review.  Although the results of this review cannot be determined at this time, among other consequences, the Security division could be barred from conducting future business with the U.S. federal government for a period of time.

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

The following table presents changes in warranty provisions (in thousands):

	Nine Months Ended March 31,
	2013	2014
Balance at beginning of period	$17,562	$12,890
Warrantee claims provision	1,195	3,306
Settlements made	(4,794)	(4,840)
Balance at end of period	13,963	$11,356

9. Income Taxes

The provision for income taxes is determined using an effective tax rate that is subject to fluctuations during the year as new information is obtained.  The assumptions used to estimate the annual effective tax rate include factors such as the mix of pre-tax earnings in the various tax jurisdictions in which the Company operates, valuation allowances against deferred tax assets, increases or decreases in uncertain tax positions, utilization of research and development tax credits, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business and certain tax elections. During the three months ended March 31, 2014, the Company elected to accelerate depreciation of certain foreign assets. As a result of this election the tax bases of these assets were permanently reduced, which increased the effective tax rate for the three months and nine months ended March 31, 2014 to 71.2% and 44.2%, respectively.  Had this election not been made and the assets were depreciated using regular depreciation, the effective tax rate would have been 25.3% and 27.7% for the three and nine months ended March 31, 2014, respectively.  Effective for tax years beginning January 1, 2014, the election to accelerate depreciation is no longer available in the Mexican tax code.  The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryovers. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made.

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

The following tables present the operations and identifiable assets by industry segment (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Revenues (2) — by Segment:
Security division	$99,840	$95,007	$274,619	$298,748
Healthcare division	51,357	52,188	159,052	161,081
Optoelectronics and Manufacturing division, including intersegment revenues	54,761	66,331	169,185	214,000
Intersegment revenues elimination	(7,549)	(9,570)	(28,704)	(27,191)
Total	$198,409	$203,956	$574,152	$646,638

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Operating income (loss) — by Segment:
Security division	$16,179	$14,213	$29,251	$40,984
Healthcare division	3,593	4,084	14,389	11,312
Optoelectronics and Manufacturing division	3,271	3,414	13,561	10,300
Corporate	(4,017)	(3,488)	(9,704)	(11,888)
Eliminations (1)	388	(201)	709	(184)
Total	$19,414	$18,022	$48,206	$50,524

	June 30, 2013	March 31, 2014
Assets — by Segment:
Security division	$499,539	$505,334
Healthcare division	190,963	172,136
Optoelectronics and Manufacturing division	158,584	178,421
Corporate	75,496	88,825
Eliminations (1)	(4,786)	(4,969)
Total	$919,796	$939,747

(1)         Eliminations within operating income primarily reflect the change in the elimination of intercompany profit in inventory not-yet-realized. Eliminations in assets reflect the amount of intercompany profits in inventory as of the balance sheet date. Such intercompany profit will be realized when inventory is shipped to the external customers of the Security and Healthcare divisions.

(2)         One customer accounted for 16% and 15% of total net revenues for the three and nine months ended March 31, 2014, respectively; and the same customer accounted for 14% and 8% of total net revenues for the three and nine months ended March 31, 2013, respectively. No customers accounted for 10% or more of receivables as of March 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “OSI”, the “Company”, “we”, “us”, “our” and similar terms refer to OSI Systems, Inc. together with its wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of March 31, 2014 and results of operations for the nine-months ended March 31, 2013 and 2014 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2013.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives and future financial position, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “believe,” “expect,” “may,” “could,” “likely to,” “should,” or “will,” or by discussions of strategy that involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Statements in this Quarterly Report on Form 10-Q that are forward-looking are based on current expectations and actual results may differ materially. These forward-looking statements should be considered in light of numerous risks and uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, the Company could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; delays in customer programs; unanticipated impacts of sequestration and other provisions of the Budget Control Act of 2011 as modified by the Bipartisan Budget Act of 2013; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year in accordance with our annual operating plan; one or more enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of the Company’s ongoing investigations and compliance review, including contract and regulatory compliance matters with the U.S. Government, and such actions, if brought, resulting in judgments, settlements, fines,  injunctions, debarment and/or penalties as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings, which could have a material and adverse impact on the Company’s business, financial condition and results of operation. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we design, manufacture and market security inspection systems worldwide for sale primarily to U.S. and foreign government agencies, and provide turnkey security screening solutions. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs and other contraband as well as to screen people. Revenues from our Security division accounted for 48% and 46% of our total consolidated revenues for the nine months ended March 31, 2013 and 2014, respectively.

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

Currently, the U.S. federal government is discussing various options to address sequestration and the U.S. federal government’s overall fiscal challenges and we cannot predict the outcome of these efforts. While we believe that national security spending will continue to be a priority, U.S. government budget deficits and the national debt have created increasing pressure to examine and reduce spending across many federal agencies. We believe that the diversified product portfolio and international customer mix of our Security division position us well to withstand the impact of these uncertainties and even benefit from specific initiatives within various governments.  However, depending on how future sequestration cuts are implemented and how the U.S. federal government manages its fiscal challenges, we believe that these federal actions could have a material, adverse effect on our business, financial condition and results of operations.

On December 5, 2013, we were notified by the U.S. Transportation Security Administration (TSA) that a delivery order that we had received on September 26, 2013, for baggage and handling inspection systems was being terminated for default.  The termination resulted from the use of an upgraded X-ray generator component. While the component had been vetted by our Security division’s internal quality assurance, we had not met the contractual requirement of obtaining the TSA’s approval in advance.  As a result of this termination for default, we have been referred to the U.S. Department of Homeland Security (DHS) for further review.  Although the results of this review cannot be determined at this time, among other consequences, we could be barred from conducting future business with the U.S. federal government for a period of time.  We are working to complete the process with DHS.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital.  Revenues from our Healthcare division accounted for 28% and 25% of our total consolidated revenues for the nine months ended March 31, 2013 and 2014, respectively.

The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. In addition, there is continued uncertainty regarding the ongoing debates related to the U.S. budget and debt ceiling and the Patient Protection and Affordable Care Act, amended by the Health Care and Education and Reconciliation Act of 2010 (the “Affordable Care Act”), in the U.S., any of which may impact hospital spending, reimbursement and fees which will be levied on certain medical device revenues and adversely affect our business and results of operations.  In addition, hospital capital spending appears to have been impacted by strategic uncertainties surrounding the Affordable Care Act and economic pressures.  We also believe that the worldwide economic slowdown has caused some hospitals and healthcare providers to delay purchases of our products and services.  During this period of uncertainty, sales of our healthcare products may be negatively impacted. Although there are indications that a general economic recovery is underway, we cannot predict when the markets will fully recover or when the uncertainties related to the U.S. federal government will be resolved and, therefore, when this period of delayed and diminished purchasing will end. A prolonged delay could have a material adverse effect on our business, financial condition and results of operations.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems, gaming systems and consumer products. We also provide our optoelectronic devices and value-added manufacturing services to our own Security and Healthcare divisions. External revenues from our Optoelectronics and Manufacturing division accounted for 24% and 29% of our total consolidated revenues for the nine months ended March 31, 2013 and 2014, respectively.

During the nine months ended March 31, 2014, our Optoelectronics and Manufacturing division completed two acquisitions relating to our contract manufacturing services business and allowed us to expand our customer base and geographic footprint, while leveraging our existing infrastructure.  These acquisitions were considered to be immaterial individually and in the aggregate.

Results of Operations for the Three Months Ended March 31, 2013 (Q3 2013) Compared to Three Months Ended March 31, 2014 (Q3 2014) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 10 to the condensed consolidated financial statements for additional information about our business segments.

	Q3 2013	% of Net Sales	Q3 2014	% of Net Sales	$ Change	% Change
Security division	$99.8	50%	$95.0	46%	$(4.8)	(5)%
Healthcare division	51.4	26%	52.2	26%	0.8	2%
Optoelectronics and Manufacturing division	54.8	28%	66.4	33%	11.7	21%
Less: inter-division sales	(7.6)	(4)%	(9.6)	(5)%	(2.1)	28%
Total revenues	$198.4	100%	$204.0	100%	$5.6	3%

Net revenues for the three months ended March 31, 2014 increased $5.6 million, or 3% to $204.0 million, from $198.4 million for the comparable prior-year period.

Revenues for the Security division for the three months ended March 31, 2014 decreased $4.8 million, or 5%, to $95.0 million, from $99.8 million for the comparable prior-year period. The decrease was primarily attributable to a decrease in cargo equipment sales partially offset by increases in revenue from our turnkey screening services in Mexico.

Revenues for the Healthcare division were generally flat as compared to the prior year.

Revenues for the Optoelectronics and Manufacturing division for the three months ended March 31, 2014 increased $11.7 million, or 21%, to $66.4 million, from $54.8 million for the comparable prior-year period. Excluding the impact of $7.1 million of revenue attributable to acquired businesses over the last twelve months, the growth was 8%.  This change was attributable to increases in contract manufacturing sales and sales to our Security and Healthcare divisions.  Such intersegment sales are eliminated in consolidation.

Gross Profit

	Q3 2013	% of Net Sales	Q3 2014	% of Net Sales
Gross profit	$71.8	36.2%	$70.5	34.6%

Gross profit decreased $1.3 million, or 2%, to $70.5 million for the three months ended March 31, 2014, from $71.8 million for the comparable prior-year period.  The gross margin decreased to 34.6% from 36.2% for the comparable prior-year period, which was primarily attributable to: (i) the impact of increased revenues from our Optoelectronic and Manufacturing division which grew significantly faster than our other two higher gross margin divisions, (ii) the impact of the product mix within our Optoelectronics and Manufacturing division as a higher proportion of sales occurred in the contract manufacturing business, which carries lower gross margins than the optoelectronics business and (iii) increased depreciation associated with the increase of turnkey operations in our Security division.  These factors were partially offset by significant improvements in margins in the cargo equipment business within our Security division, primarily as a result of more efficient manufacturing processes.

Operating Expenses

	Q3 2013	% of Net Sales	Q3 2014	% of Net Sales	$ Change	% Change
Selling, general and administrative	$37.8	19.0%	$39.4	19.3%	$1.6	4%
Research and development	12.3	6.2%	10.6	5.2%	(1.7)	(14)%
Impairment, restructuring and other charges	2.3	1.2%	2.5	1.2%	0.2	9%
Total operating expenses	$52.4	26.4%	$52.5	25.7%	$0.1	0%

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the three months ended March 31, 2014, SG&A expenses increased by $1.6 million, or 4%, to $39.4 million, from $37.8 million for the comparable prior-year period. This increase was primarily attributable to increased costs to support the growth of the Company as well as increased professional fees.  As a percentage of revenue, SG&A expenses were 19.3% for the three months ended March 31, 2014, compared to 19.0% for the comparable prior-year period.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. For the three months ended March 31, 2014, R&D expenses decreased by $1.7 million or 14%, to $10.6 million, from $12.3 million primarily as a result of reduced spending relating to products that are nearing completion as well as resources moving from R&D activities to support newly developed products in our Security division.

Impairment, restructuring and other charges.  During the three months ended March 31, 2014 we incurred $2.5 million of impairment, restructuring and other charges, which was comprised of: $0.3 million of employee termination costs and facility consolidation costs as we continue to optimize our cost structure, $1.8 million of costs in our Security division related to contract issues with the U.S. federal government, and $0.4 million of professional fees associated with a class action complaint that was filed against the Company. In the three months ended March 31, 2013, we incurred impairment, restructuring and other charges of $2.3 million, made up of a $1.7 million charge in our Security division and a $0.6 million charge in our Optoelectronics and Manufacturing division.

Other Income and Expenses

	Q3 2013	% of Net Sales	Q3 2014	% of Net Sales	$ Change	% Change
Interest and other expense, net	$1.3	0.7%	$1.3	0.6%	$—	0%

Interest and other expense, net. For the three months ended March 31, 2014, interest and other expense, net, was unchanged as compared to the prior-year period.

Income taxes. For the three months ended March 31, 2014, our income tax provision was $11.9 million, compared to $4.5 million for the comparable prior-year period. Our effective tax rate for the three months ended March 31, 2014 was 71.2%, compared to 25.1% in the comparable prior-year period.  Included within the income tax provision for the three months ended March 31, 2014 was a non-cash tax charge of $7.6 million as a result of electing to accelerate the tax depreciation of certain fixed assets related to our turnkey screening solutions program in Mexico.  This election resulted in a cash tax savings of approximately $21.0 million in the three months ended March 31, 2014; however, portions of the tax bases of the underlying assets were forfeited resulting in a non-cash tax charge in the year the election was made.  Excluding the impact of this charge, our effective tax rate for the three months ended March 31, 2014 would have been 25.3%.  Effective for tax years beginning January 1, 2014, the election to accelerate depreciation is no longer available in the Mexican tax code. The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries.

Results of Operations for the Nine Months Ended March 31, 2013 (YTD Q3 2013) Compared to Nine Months Ended March 31, 2014 (YTD Q3 2014) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 10 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q3 2013	% of Net Sales	YTD Q3 2014	% of Net Sales	$ Change	% Change
Security division	$274.6	48%	$298.7	46%	$24.1	9%
Healthcare division	159.1	28%	161.1	25%	2.0	1%
Optoelectronics and Manufacturing division	169.2	29%	214.0	33%	44.8	26%
Less: inter-division sales	(28.7)	(5)%	(27.2)	(4)%	1.5	(5)%
Total revenues	$574.2	100%	$646.6	100%	$72.4	13%

Net revenues for the nine months ended March 31, 2014 increased $72.4 million, or 13% to $646.6 million, from $574.2 million for the comparable prior-year period.

Revenues for the Security division for the nine months ended March 31, 2014 increased $24.1 million, or 9%, to $298.7 million, from $274.6 million for the comparable prior-year period.  The increase was primarily attributable to increased revenue from our turnkey screening services in Mexico and sales of cargo equipment, which was partially offset by the decrease in revenues associated with the London Olympic Games, which contributed approximately $23 million in revenues in the prior year period.

Revenues for the Healthcare division were generally flat as compared to the prior year.

Revenues for the Optoelectronics and Manufacturing division for the nine months ended March 31, 2014 increased $44.8 million, or 26%, to $214.0 million, from $169.2 million for the comparable prior-year period. Excluding the impact of $17.9 million of revenue attributable to acquired businesses over the last twelve months, the growth was 16%.  This change was primarily attributable to increases in contract manufacturing sales to customers in the consumer products business.  The Optoelectronics and Manufacturing division recorded intersegment sales of $27.2 million, compared to $28.7 million in the comparable prior-year period.  Such intersegment sales are eliminated in consolidation.

Gross Profit

	YTD Q3 2013	% of Net Sales	YTD Q3 2014	% of Net Sales
Gross profit	$203.3	35.4%	$219.4	33.9%

Gross profit increased $16.1 million, or 8%, to $219.4 million for the nine months ended March 31, 2014, from $203.3 million for the comparable prior-year period and was attributable to a 13% increase in sales.  The gross margin decreased to 33.9% from 35.4% for the comparable prior-year period, which was primarily attributable to:(i) the impact of increased revenues from our Optoelectronic and Manufacturing division, which grew faster than our other two divisions, and which has historically generated the lowest gross margins across the three divisions; (ii) the impact of the product mix within our Optoelectronic and Manufacturing division, as a higher proportion of sales occurred in the contract manufacturing business, which carries lower gross margins than the optoelectronics business; (iii) the impact of a lower level of growth in our Healthcare division, which historically has generated the highest gross margin across the three divisions and (iv) increased depreciation associated with the increase of turnkey operations in our Security division.  These factors were partially offset by significant improvements in margins in the cargo equipment business within our Security division, primarily as a result of more efficient manufacturing processes.

Operating Expenses

	YTD Q3 2013	% of Net Sales	YTD Q3 2014	% of Net Sales	$ Change	% Change
Selling, general and administrative	$114.5	19.9%	$127.2	19.7%	$12.7	11%
Research and development	35.6	6.2%	32.8	5.1%	(2.8)	(8)%
Impairment, restructuring and other charges	5.0	0.9%	8.9	1.4%	3.9	78%
Total operating expenses	$155.1	27.0%	$168.9	26.2%	$13.8	9%

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. For the nine months ended March 31, 2014, SG&A expenses increased by $12.7 million, or 11%, to $127.2 million, from $114.5 million for the comparable prior-year period. This increase was primarily attributable to increased cost to support our revenue growth and increased professional fees primarily in our Security division.  As a percentage of revenue, SG&A expenses were 19.7% for the nine months ended March 31, 2014, compared to 19.9% for the comparable prior-year period.

Research and development.  Research and development expenses include research related to new product development and product enhancement expenditures. For the nine months ended March 31, 2014, expenses decreased by $2.8 million, or 8%, to $32.8 million, from $35.6 million primarily as a result of reduced spending relating to products that are nearing completion as well as resources moving from R&D activities to support newly developed products in our Security division.

Impairment, restructuring and other charges.  During the nine months ended March 31, 2014, we incurred $8.9 million of impairment, restructuring and other charges, which was comprised of: (i) $2.2 million in our Security and our Optoelectronics and Manufacturing divisions for employee termination costs and costs related to facility consolidations; (ii) $2.0 million in our Healthcare division related to our move into a new building to serve as the division’s headquarters and primary manufacturing facility; iii) $4.3 million of costs incurred within our Security division related to contract issues with the U.S. federal government, and iv) $0.4 million of professional fees associated with a class action complaint that was filed against the Company.  During the nine months ended March 31, 2013, we incurred impairment, restructuring and other charges of $5.0 million.  This was made up of $2.7 million of costs as a result of the termination of an agreement with the TSA; and $2.3 million of costs primarily consisting of severance for restructuring in our Security and Optoelectronics and Manufacturing divisions.

Other Income and Expenses

	Q3 2013	% of Net Sales	Q3 2014	% of Net Sales	$ Change	% Change
Interest and other expense, net	$3.8	0.7%	$4.3	0.7%	$0.5	13%

Interest and other expense, net.  For the nine months ended March 31, 2014, interest and other expense, net, was $4.3 million as compared to $3.8 million for the same prior-year period.  The change was primarily due to increased interest expense related to higher average outstanding borrowings under our revolving credit facility to fund the investment in the Mexican turnkey services program and the mortgage debt associated with the acquisition of a building in September 2012 for which there was a nine month impact of the interest expense in fiscal 2014 as compared to six months in the comparable prior-year period.

Income taxes.  For the nine months ended March 31, 2014, our income tax provision was $20.4 million, compared to $12.1 million for the comparable prior-year period. Our effective tax rate for the nine months ended March 31, 2014, was 44.2% compared to 27.3% in the comparable prior-year period.  Included within the income tax provision for the three months ended March 31, 2014 was a non-cash tax charge of $7.6 million as a result of electing to accelerate the tax depreciation of certain fixed assets related to our turnkey screening solutions program in Mexico.  This election resulted in a cash tax savings of approximately $21.0 million in the nine months ended March 31, 2014; however, portions of the tax bases of the underlying assets were forfeited resulting in a non-cash tax charge in the year the election was made.  Excluding the impact of this charge, our effective tax rate for the nine months ended March 31, 2014 would have been 27.7%.  Effective for tax years beginning January 1, 2014, the election to accelerate depreciation is no longer available in the Mexican tax code. The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility.  Cash and cash equivalents totaled $39.8 million at March 31, 2014, an increase of $5.2 million from the $34.7 million at June 30, 2013.  During the nine months ended March 31, 2014, we generated $123.8 million of cash flow from operations.  These proceeds were used for the following: $48.1 million invested in capital expenditures, $37.0 million in the repayment of bank lines of credit, $15.9 million for the acquisition of businesses and other assets and $20.5 million for the repurchase of our common stock, including net share settlement of equity awards.  If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.  In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit as accounting earnings in the U.S. are not necessarily indicative of cash flows since earnings are generally reduced by non-cash expenses including depreciation, amortization, and stock-based compensation.

We have a five-year revolving credit facility that allows us to borrow up to $425 million at London Interbank Offered Rate (LIBOR) plus 1.5% depending upon our leverage ratio. As of March 31, 2014, there was $22.0 million outstanding under the revolving credit facility and $112.0 million outstanding under the letters-of-credit sub-facility.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the nine months ended March 31, 2014, we generated cash from operations of $123.8 million compared to $57.2 million in the prior year period, or an increase of $66.5 million.  Cash flow from operating activities during the first nine months of fiscal 2014 primarily consisted of net income of $25.8 million, adjusted for certain non-cash items, including total depreciation and amortization of $40.0 million, stock-based compensation expense of $14.0 million, deferred income taxes of $25.8 million and other non-cash operating items of $0.9 million, and the net positive impact of changes in working capital on cash of $17.3 million.  The $66.5 million increase in cash from operations primarily resulted from the impact of changes in net income after giving consideration to non-cash operating items as noted above, which increased by $41.9 million, and due to a $24.6 million increase in changes in cash flow from changes in working capital. The primary driver of the change in cash flow from working capital was an $83.5 million increase in the change in cash flow from accounts receivables and a $48.8 million increase in the change in cash flow from deferred revenue partially offset by a $52.0 million decrease in the change in cash flow from accounts payables, a $37.0 million decrease in the change in cash flow from prepaid expenses and other assets and $23.9 million decrease in the change in cash flow from inventories.

Cash Used in Investing Activities. Net cash used in investing activities was $64.0 million for the nine months ended March 31, 2014 as compared to $149.3 million used for the nine months ended March 31, 2013.  During the nine months ended March 31, 2014, we invested $48.1 million in capital expenditures compared to $139.4 million during the comparable prior-year period.  This decrease is primarily a result of the timing of capital expenditures in support of our turnkey screening program in Mexico. In the nine months ended March 31, 2014 we also used cash of $11.6 million for acquisitions of businesses and other assets as compared to $6.1 million in the comparable prior-year period.

Cash Provided by (Used in) Financing Activities. Net cash used by financing activities was $55.7 million for the nine months ended March 31, 2014, compared to $49.1 million of net cash provided by financing activities for the nine months ended March 31, 2013. During the nine months ended March 31, 2014, we paid down our outstanding bank lines of credit by $37.0 million as compared to receiving $55.0 million in the prior year.  During the nine months ended March 31, 2014, we repurchased $20.5 million of our common stock including net share settlement of equity awards compared to $20.7 million for the same period in the prior year. Cash provided by financing in the prior year period included $10.3 million related to the loan for our new headquarters in our Healthcare division.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $35.6 million at March 31, 2014, a decrease of $35.9 million from $71.5 million at June 30, 2013. See Note 4 to the condensed consolidated financial statements for further discussion.

Cash Held by Foreign Subsidiaries

Our cash, cash equivalents, and investments totaled $39.8 million at March 31, 2014. Of this amount, approximately 57% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Malaysia and China, and to a lesser extent in Mexico, India, Singapore, the United Kingdom, Germany and Canada amongst others. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event that funds from foreign operations are needed to fund operations in the United States and if U.S. taxes have not been previously provided on the related earnings, we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

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

The following table contains information about the shares acquired during the quarter ended March 31, 2014:

	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2014 to January 31, 2014	106	$55.51	—	1,219,195
February 1, 2014 to February 28, 2014	3,262	$58.74	—	1,219,195
March 1, 2014 to March 31, 2014	33	$64.24	—	1,219,195
	3,401	$58.70	—

(1)                     Represents shares of common stock surrendered by employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

Dividend Policy

We have not paid cash dividends on our common stock in the past and have no plans to do so in the foreseeable future.  Certain of our current bank credit facilities restrict the payment of cash dividends and future borrowings may contain similar restrictions.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  See Note 8 to the condensed consolidated financial statements for further discussion regarding significant changes in those obligations during the first nine months of fiscal 2014.

Off Balance Sheet Arrangements

As of March 31, 2014, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the nine months ended March 31, 2014, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Foreign Currency

Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. We conduct business in more than 20 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income. Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a gain of $3.0 million from foreign exchange during the three months ended March 31, 2013 and a loss of $0.3 million during the three months ended March 31, 2014.  We recognized a gain of $2.5 million and a loss of $1.2 million for the nine months ended March 31, 2013 and 2014, respectively.  Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $2 million in the third quarter of fiscal 2014. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $2 million in the second quarter of fiscal 2014.

Use of Derivatives

Our use of derivatives consists primarily of an interest swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had an interest rate swap of $8.8 million outstanding as of March 31, 2014.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and nine months ended March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On April 25, 2014, the Administrative Committee of the Board of Directors approved the Amended and Restated OSI Systems, Inc. Deferred Compensation Plan (the “Amended and Restated Deferred Compensation Plan”).  The Amended and Restated Deferred Compensation Plan allows a select group of our management and highly compensated employees to defer receipt of a portion of their salary, bonus, commission and other specified compensation, and amends, amongst other things, the terms of certain participant benefits.

The foregoing description of the Amended and Restated Deferred Compensation Plan is qualified in its entirety by reference to the full text of the plan document, which is attached as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS

10.1	Amended and Restated OSI Systems, Inc. Deferred Compensation Plan

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the SEC on May 2, 2014, formatted in XBRL, as follows:
(i) (ii) (iii) (iv) (v)

the condensed consolidated balance sheets

the condensed consolidated statements of operations

the condensed consolidated statements of comprehensive income the condensed consolidated statements of cash flows

the notes to the condensed consolidated financial statements, tagged in summary and detail

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 1st day of May 2014.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer