Form 10-K
period 2014-06-30
OSI SYSTEMS INC
filed 2014-08-27
CIK 1039065

Use these links to rapidly review the document

OSI SYSTEMS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes: ☒    No ☐

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes: ☐    No ☒

        The aggregate market value of the registrant's voting and non-voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold on December 31, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $1,013,961,302.

        The number of shares outstanding of the registrant's Common Stock as of August 25, 2014 was 19,796,575.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement relating to the 2014 annual meeting of stockholders are incorporated by reference into Part III. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year.

PART I

Forward-Looking Statements

        This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to current expectations, beliefs, projections and similar expressions concerning matters that are not historical facts. Words such as "project," "believe," "anticipate," "plan," "expect," "intend," "may," "should," "will," "would," and similar words and expressions are intended to identify forward-looking statements. The expectations, beliefs, projections and similar expressions reflected in the forward-looking statements may prove to be inaccurate, and actual results may differ materially from those reflected in such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, those described in Part I, Item 1, "Business," Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, the Company could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; delays in customer programs; unanticipated impacts of sequestration and other provisions of the Budget Control Act of 2011 as modified by the Bipartisan Budget Act of 2013; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year in accordance with our annual operating plan; one or more enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our ongoing investigations and compliance review, including contract and regulatory compliance matters with the U.S. Government, and such actions, if brought, resulting in judgments, settlements, fines, injunctions, debarment and/or penalties as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this report are qualified in their entirety by this statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Through our Security division, we provide security screening, threat detection and non-intrusive inspection products, and services globally to end users under the "Rapiscan Systems" trade name. Rapiscan Systems products fall into the following categories: baggage and parcel inspection systems; cargo and vehicle inspection systems; hold (checked) baggage screening systems; people screening; radiation detection; and trace detection. In addition to these products, we provide site design, installation, training and technical support services to our customers. We also provide turnkey security screening solutions under the "S2" trade name, which can include the construction, staffing and long-term operation of security screening checkpoints for our customers.

        Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems globally to end users primarily under the "Spacelabs" trade name, and related supplies and accessories under the names "Spacelabs" and "Statcorp Medical." These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians' offices, medical clinics and ambulatory surgery centers.

        Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation systems, automotive diagnostic systems, gaming systems and consumer products. We sell our optoelectronic devices under the "OSI Optoelectronics" trade name and perform our electronics manufacturing services primarily under the "OSI Electronics" and "Aplus Products" trade names. We provide our optoelectronic devices and electronics manufacturing services to original equipment manufacturers, as well as to our own Security and Healthcare divisions.

        In fiscal 2014, revenues from the Security division were $440.4 million, or approximately 49% of our revenues; revenues from the Healthcare division amounted to $222.3 million, or approximately 24% of our revenues; and third-party revenues from the Optoelectronics and Manufacturing division were $244.0 million, or approximately 27% of our revenues. See Note 13 to the Consolidated Financial Statements for additional financial information concerning reporting segments and geographic areas.

Industry Overview

        We sell our security and inspection systems and patient monitoring, diagnostic cardiology and anesthesia systems primarily to end-users, while we design and manufacture our optoelectronic devices and value-added subsystems, and provide electronics manufacturing services primarily for original equipment manufacturers.

        Security.    A variety of technologies are currently used globally in security and inspection applications, including transmission and backscatter X-ray, computed tomography, metal detection and trace detection. We believe that the market for security and inspection products will continue to be affected by the threat of terrorist incidents and by new government mandates and appropriations for security and inspection products in the United States and internationally.

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

        Congress also passed legislation that calls for the inspection of international maritime cargo destined for the United States, domestic civil aviation cargo, and radiological and nuclear threats in cargo entering the United States. Certain of our cargo and vehicle inspection systems are already being used internationally and by the U.S. Government to comply with these standards.

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

        Furthermore, the U.S. Department of Homeland Security's Science and Technology Directorate has supported the development of new security inspection technologies and products. Our Security division participates in a number of such research and development efforts, including projects to develop new technologies for radiation and nuclear materials detection, aviation screening and suicide bomber detection. The Science and Technology Directorate has also initiated programs for the development of technologies capable of protecting highways, railways and waterways from terrorist attack.

        In addition, the U.S. Department of Defense has invested heavily in technologies and services that screen would-be attackers before they are able to harm U.S. and allied forces. These technologies include products that can screen personnel, vehicles and other containers for the presence of explosives, improvised explosive devices (IEDs), weapons and other contraband.

        The U.S. Department of Energy (DOE) and other U.S. federal agencies implemented the Second Line of Defense Program and Megaports programs to help prevent the proliferation and trafficking of radioactive and nuclear materials. The DOE has procured, and we continue to supply and maintain, multiple Rapiscan radiation detection sensors, monitors and communications systems. Our Security division also directly supplies many countries, nuclear power facilities and industries handling radioactive materials with radiation detection technology.

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

        Major projects recently installed or currently underway include installations at airports, ports and border crossings, government and military facilities and other locations in the United States and throughout the world. These projects contain various inspection product offerings. We anticipate that there may be growing demand from governments and commercial enterprises for increasingly sophisticated, turnkey, and other security screening solutions. For example, in fiscal 2012, we were awarded significant contracts to provide complete turnkey inspection products and services to Mexico's tax and customs authority as well as to provide security and inspection products to the U.S. Army. In fiscal 2014, we were awarded a foreign military sales (FMS) contract from the U.S. Department of Defense to supply cargo and vehicle inspection systems and related training, spare parts, service and logistics support to the Government of Iraq. Under the FMS program, we contract with and are paid by the U.S. Government, and the U.S. Government assumes the risk of collection from the foreign government customer.

        Certain contracts with the U.S. Government and foreign governments contain provisions allowing the government to terminate a contract for convenience. For further discussion, please refer to Item 1A. Risk Factors.

        Healthcare.    Healthcare has been, and we believe will continue to be, a growing sector throughout much of the world. Many developing countries in Asia and Latin America are expected to continue to build healthcare infrastructure to serve expanding middle class populations. In developed countries, including the United States and Europe, an aging population is expected to fuel growth in healthcare for many years.

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

        We are a global manufacturer and distributor of patient monitoring, diagnostic cardiology and clinical networking solutions for use primarily in hospitals. We design, manufacture and market patient monitoring solutions for critical, emergency and perioperative care areas of the hospital, wired and wireless networks, and ambulatory blood pressure monitors, all aimed at providing caregivers with timely patient information. Our diagnostic cardiology systems include Holter recorders and analyzers, ambulatory blood pressure monitors, electrocardiography (ECG), stress event data management systems and related software and services. By making critical patient information more readily accessible both inside and outside the hospital, delays in treatment related decision-making can be reduced, length of stay can be shortened and treatment errors can be minimized.

        We are also a global manufacturer and distributor of anesthesia delivery systems, ventilators and vaporizers. We sell these products primarily to hospitals for use in operating rooms and anesthesia induction areas, as well as in magnetic resonance imaging (MRI) facilities. We also sell subsystems and components, such as anesthesia vaporizers and ventilators, to pharmaceutical companies and other manufacturers of anesthesia delivery systems.

        Optoelectronics and Manufacturing.    Our optoelectronic devices are used in a wide variety of applications for diversified markets including the aerospace and defense, avionics, medical imaging and diagnostics, biochemistry analysis, pharmaceutical, nanotechnology, telecommunications, construction and homeland security markets. Medical applications for our devices include diagnostic and imaging products, patient monitoring equipment, optometry instrumentation, and glucose monitors. Aerospace and defense applications for our devices include satellite navigation sensors, laser guided munitions systems, range finders, weapons simulation systems, computer peripherals and other applications that require the conversion of optical signals into electronic signals.

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

        We have also penetrated several related markets that depend on our optoelectronic technologies and electronics manufacturing capabilities. Through system engineering and product development, we also develop, manufacture and sell laser-based products, as well as sensors for vehicle classification in toll and traffic management systems.

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

        Capitalizing on Global Reach.    We operate from locations throughout the world. We view our international operations as providing an important strategic advantage over competitors. First, our international manufacturing facilities allow us to take advantage of competitive labor rates and favorable tax regulations in order to be a low cost producer. Second, our international offices strengthen our sales and marketing efforts and our ability to service and repair our systems by providing direct access to growing markets and to our existing international customer base. Third, our international manufacturing locations allow us to reduce delivery times to our global customer base. In the future, we intend to continue to enhance our international manufacturing and sales capabilities.

        Capitalizing on Vertical Integration.    Our vertical integration provides several advantages in each of our divisions. These advantages include reduced manufacturing and delivery times, lower costs due to our access to competitive international labor markets and direct sourcing of raw materials. We also believe that we offer significant added value to our customers by providing a full range of vertically-integrated services, including component design and customization, subsystem concept design and application engineering, product prototyping and development, efficient pre-production and short-run and high volume manufacturing. We believe that our vertical integration differentiates us from many of our competitors and provides value to our customers who can rely on us to be an integrated supplier. We intend to continue to leverage our vertical integration to create greater value for our customers in the design and manufacture of our products.

        Capitalizing on the Growing Market for Security and Inspection Systems.    Attentiveness to terrorist and other security threats may continue to drive growth in the market for security and inspection systems in transportation security and also at ports and border crossings, government installations, military facilities and public event venues. The trend toward increased screening of goods entering and departing from ports and borders has resulted, and may continue to result in, the growth in the market for cargo inspection systems and turnkey security screening services that are capable of screening shipping containers for contraband and assisting customs officials in the verification of shipping manifests. Package and cargo screening by freight forwarders, airlines and air cargo companies represents a growing sector, as new regulations in the United States and Europe require such screening in certain circumstances. We intend to expand our sales and marketing efforts, both domestically and internationally, to capitalize on opportunities to replace, service and upgrade existing security installations, and to offer turnkey security screening solutions in which we may construct, staff and/or operate on a long-term basis security screening checkpoints for our customers. Finally, we also intend to continue to develop new security and inspection technologies, such as our proprietary real time tomography products, and to enhance our current product and service offerings through internal research and development and selective acquisitions.

        Improving and Complementing Existing Medical Technologies.    We develop and market patient monitoring systems, diagnostic cardiology products, anesthesia delivery systems, ventilators and vaporizers, and associated supplies and accessories. We are able to market and sell many of our product offerings through shared sales channels and distribution networks. Our efforts to develop new products and improve our existing medical technologies are focused on the needs of care providers and their patients. By making decision-critical patient information available to clinicians at the bedside, throughout a hospital, or even away from the hospital, our products reduce time demands on physicians and nurses, enabling more rapid treatment decisions and improved patient care. Our efforts to improve existing diagnostic cardiology and anesthesia delivery technologies will also continue to concentrate on providing products that are flexible and intuitive to use so that clinicians can deliver accurate, precise, reliable and cost-effective care.

        Selectively Entering New Markets.    We intend to continue to selectively enter new markets that complement our existing capabilities in the design, development and manufacture of specialized electronic systems and components for critical applications such as security inspection and patient monitoring, diagnostic cardiology and anesthesia systems. We believe that by manufacturing products that rely on our existing technological capabilities, we will leverage our integrated design and manufacturing infrastructure to build a larger presence in new markets that present attractive competitive dynamics. We intend to achieve this strategy through internal growth and through selective acquisitions.

        Acquiring New Technologies and Companies.    Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have developed expertise in our various lines of business and other areas through internal research and development efforts, as well as through selective acquisitions. We continue to seek acquisition opportunities to broaden our technological expertise and capabilities, lower our manufacturing costs and facilitate our entry into new markets.

Products and Technology

        We design, develop, manufacture and sell products ranging from security and inspection systems to patient monitoring, diagnostic cardiology and anesthesia systems to discrete optoelectronic devices and value-added subsystems.

        Security and Inspection Systems.    We design, manufacture and market security and inspection systems globally to end users under the "Rapiscan Systems" trade name. Rapiscan Systems products are used to inspect baggage, cargo, people, vehicles and other objects for weapons, explosives, drugs, radiation and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Rapiscan Systems products fall into the following categories: baggage and parcel inspection; cargo and vehicle inspection; hold (checked) baggage screening; people screening; radiation detection; and trace detection. We also offer turnkey security screening services under the "S2" trade name, including the staffing and operation of security screening checkpoints.

        As a result of the terrorist attacks of September 11, 2001, and subsequent attacks in other locations worldwide, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railway stations, seaports, cruise line terminals, freight forwarding operations, government and military installations and nuclear facilities. As a result of the use of security and inspection products at additional facilities, we have diversified our sales channels for security and inspection products.

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

        Our Security division is among the only companies in the market offering X-ray and neutron-based material specific technologies. In addition, we are among the only companies that offer inspection systems at energy levels ranging from 200 Kilo electron Volts (KeV) to 1 Mega electron Volt (MeV), 4.5 MeV, 6 MeV, and 9MeV. As a result, we believe that we offer the broadest technology platform in the cargo and vehicle inspection systems industry. This broad platform also permits us to offer customers hybrid solutions utilizing two or more of the technologies together, thereby optimizing flexibility, performance and cost to meet the customer's unique application requirements.

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

        Our Security division also offers people screening products, such as a line of "Metor" brand walk-through metal detection products for use at security checkpoints at airports, amusement parks, banks, courthouses, government buildings, sports arenas and other venues, and the Counterbomber line of suicide bomber detection products. We have also developed a hand-held trace detection system providing portable light-weight detection of trace amounts of explosives. This system is designed to be used in screening people, cargo, baggage and other items for illicit materials and weapons.

        The following table sets forth certain information related to the standard security and inspection products that we currently offer. We do, however, also customize our standard products to suit specific applications and customer requirements.

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	TECHNOLOGY	MARKET SEGMENT
Baggage and Parcel Inspection	Rapiscan 600 series X-ray systems Rapiscan Trace Rapiscan Radiation Detection	Single and dual-energy X-ray IMS hand-held explosives detection Gamma and neutron detection of radioactive and nuclear material	Checkpoint inspection at airports, prisons, border crossings, government buildings and postal facilities for mail screening

Cargo and Vehicle Inspection	Rapiscan Eagle Rapiscan Trace Rapiscan Radiation Detection	High energy X-ray IMS hand-held explosives detection Gamma and neutron detection of radioactive and nuclear material	Cargo and vehicle inspection at airports, border crossings and sea ports

Hold (Checked) Baggage Screening	Rapiscan MVXR 5000 Rapiscan RTT Rapiscan Trace	Multi-view, dual energy X-ray Computed Tomography IMS hand-held explosives detection	Baggage inspection at airports and freight forwarding facilities

People Screening	Metor series metal detectors Rapiscan Secure 1000 Rapiscan Trace Rapiscan Radiation Detection Counterbomber	Electromagnetic induction Backscatter X-ray IMS hand-held explosives detection Gamma and neutron detection of radioactive and nuclear material Radar and video tracking	Checkpoint inspection at airports, border crossings, military checkpoints, stadiums, prisons and government facilities

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

        For electrocardiograph monitoring or multiparameter monitoring of ambulatory patients, we offer a digital telemetry system. The system operates in government-protected bands, not used for private land mobile radio, business radio services or broadcast analog and digital television. In April 2011, we introduced the XPREZZON™ patient monitor. It incorporates a high-resolution display to provide crisp and visually rich patient information that can be accessed with a single touch, all designed to enhance patient care and ease of use. XPREZZON is the first patient monitor sensitive to a patient's need for a good night's rest. It dims the display in low ambient light. It also delivers patient information to mobile devices, allowing clinicians to monitor their patients anywhere they have mobile access. In June 2012, we added an additional new monitor to the product line, the qube™ compact monitor. The qube provides all the clinical capability of the XPREZZON monitor in a compact and lightweight solution with a long operating battery. The qube can be used in both bedside and transport applications. In December 2012, we introduced a new telemetry transmitter, the AriaTele™. The AriaTele is a feature rich telemetry transmitter that is lightweight, comfortable to wear and fully waterproof. It provides a color screen to display ECG and SpO2 signal quality, heart rate, pulse rate and oxygen saturation level, providing immediate feedback to the caregiver. In November 2013, we introduced the Xhibit™ Central Station, a highly scalable system providing clinicians the ability to remotely monitor up to 48 patients.

        Our Healthcare division also develops cardiac diagnostic systems, including Holter analyzers and recorders. Our Pathfinder SL Holter analyzer offers users interactive control with advanced diagnostic parameters. Our evo Holter recorders provide low cost of ownership through, for example, the elimination of disposable batteries, memory cards with no moving parts to maintain and other advances. Our Lifecard CF Holter recorders are worn by patients for up to seven days in order to capture heart arrhythmias that may occur in a patient only a few times per week. This product is especially helpful in identifying the presence of atrial fibrillation. Patients that may be experiencing even less frequent heart arrhythmias wear our CardioCall product, which stays with the patient over several weeks and transmits its findings over the phone to a receiving station in the hospital.

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

        Our anesthesia delivery and ventilation group designs and manufactures anesthesia delivery systems, vaporizers and ventilators. In January 2013, we introduced the ARKON Anesthesia System. This is a high-performance anesthesia delivery system that offers functionality, comfort and control. This anesthesia delivery system can be expanded to enable a wide-angle view of the clinical setting so the clinician can face the patient, as well as other clinical advancements. The ARKON complements our BleaseSirius, BleaseFocus, and BleaseGenius anesthesia delivery systems. With this broad portfolio of anesthesia systems, we can provide flexible anesthesia solutions for operating room environments, anesthesia induction areas, day surgery centers, magnetic resonance imaging facilities and other locations where the administration of anesthesia is required. Our BleaseDatum anesthesia vaporizers and Blease 700/900 anesthesia ventilators are also designed to be compatible with the anesthesia delivery systems of several other manufacturers.

        Many of the capital products that Spacelabs sells have supplies and accessories associated with them that can represent significant annuity revenue opportunities. Recognizing this, we integrated Statcorp Medical, which manufactures blood pressure cuffs and rapid infusor bags, into Spacelabs. This addition will supplement Spacelabs' supplies and accessories business.

        The following table sets forth a description of the more significant healthcare products that we currently offer:

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	MARKET SEGMENT
Patient Monitoring and Connectivity	XPREZZON qube Ultraview SL Ultraview DM3 Dual Monitor Intesys Clinical Suite G2 ICS Xprezz XprezzNet Flexports Sonicaid Fetal Monitor Xhibit élance AriaTele	Hospital care areas, outpatient surgery centers and physician offices

Diagnostic Cardiology	Ambulatory blood pressure monitors Pathfinder SL CardioCall Lifecard evo CardioExpress ECG machines CardioDirect Stress Testing Systems Sentinel Cardiology Data Management	Hospital cardiology care areas and physician offices

Anesthesia Delivery and Ventilation	ARKON Blease 700 and 900 series ventilators BleaseSirius BleaseSirius EFM BleaseDatum Vaporizer BleaseFocus BleaseGenius	Ambulatory surgery centers and operating rooms

Medical Devices and Accessories	UltraCheck, SoftCheck and Curve Blood Pressure Cuffs Patient Cables and Accessories Fluid Delivery Unifusors	All hospital care areas, outpatient surgery centers and physician offices

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

        We also provide electronics design and manufacturing services both in North America and in the Asia Pacific region with enhanced, RoHS-compliant, printed circuit board and cable and harness assemblies and box-build manufacturing services utilizing state-of-the-art automated surface mount technology lines. We offer electronics manufacturing services to original equipment manufacturers for medical, automotive, defense, aerospace, industrial and skin care applications that do not utilize optoelectronic devices. We also manufacture LCD displays for medical, industrial and consumer electronics applications. Our electronics manufacturing services are provided primarily under the "OSI Electronics" and "APlus Products" trade names.

        We develop, manufacture and sell laser-based remote sensing devices that are used to detect and classify vehicles in toll and traffic management systems under the "OSI Laserscan" and "Autosense" trade names. We also manufacture and sell passive optical components under the "Ferson Technologies" trade name. We offer solid-state laser products for aerospace, defense, telecommunication and medical applications under the "OSI LaserDiode" trade name.

        The following table sets forth a description of the more significant standard optoelectronics products that we currently offer. We also customize our standard products to suit specific applications and customer requirements.

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	MARKET SEGMENT
Optoelectronic Components and Instruments	Photodiodes and Avalanche Photodetectors
UV and X-ray Linear and 2-D Arrays
Position Sensitive Devices
Optical Switches
Silicon and InGaAs Photodetectors
Passive Optical Components
Solid State Laser Diodes
	Laser Scanners (AS600 through AS800 Series)	Medical devices and instrumentation, blood chemistry, optical instrumentation, bar code readers, security and inspection equipment, laser range finders, laser guided munitions, weapon simulation systems, navigation sensors, telecommunication products, passive optical components and coatings, test and measurement instrumentation and toll and traffic management systems

Medical Devices and Accessories	Oximetry Sensors and Accessories	Medical devices and instrumentation

Markets, Customers and Applications

        Security and Inspection Products.    Many security and inspection products were developed in response to civilian airline hijackings. Consequently, a significant portion of our security and inspection products have been and continue to be sold for use at airports. Our security and inspection products are also used for security purposes at locations in addition to airports, such as border crossings, shipping ports, military and other government installations, freight forwarding facilities, high-profile locations such as Buckingham Palace, the Kremlin and the Vatican and for high-profile events such as the Olympic Games. Furthermore, as terrorist attacks continue to occur, overall transportation and travel industry demands have increased, resulting in heightened attention for our security and inspection products. We also provide turnkey security screening solutions, which can include the construction, staffing and long-term operation of security screening locations for our customers.

        Our customers include, among many others, the U.S. Customs and Border Protection, U.S. Department of Defense, U.S. Transportation Security Administration and Federal Bureau of Prisons in the United States, as well as the winter Olympic Games in Sochi, Her Majesty's Revenue and Customs and Manchester Airport Group in the United Kingdom, the Servicio de Administración Tributaria in México, Chek Lap Kok Airport in Hong Kong and Ben Gurion International Airport in Israel.

        Patient Monitoring, Diagnostic Cardiology and Anesthesia Systems.    Our patient monitoring, diagnostic cardiology and anesthesia systems are manufactured and distributed globally for use in critical care, emergency and perioperative areas within hospitals as well as physicians' offices, medical clinics and ambulatory surgery centers. We also provide wired and wireless networks, clinical information access solutions and ambulatory blood pressure monitors.

        We have sold these products to organizations such as Eisenhower Medical Center in Rancho Mirage, California, Spartanburg Regional Medical Center in Spartanburg, South Carolina, LSU Medical Center in Shreveport, Louisiana, The Newcastle upon Tyne Hospitals NHS Foundation Trust in the United Kingdom, Centre Hospitalier Saint Joseph—Saint Luc in France and Intensive Care Centrum UMC Utrecht in the Netherlands, among many other organizations. We have also sold the products through various group purchasing organizations, including Novation, Inc., HPG, LLC, and MedAssets Supply Chain Systems, LLC, among others.

        Optoelectronic Devices and Electronics Manufacturing Services.    Our optoelectronic devices and the electronics we manufacture are used in a broad range of products by a variety of customers. For example, they are utilized by customers in the following market segments: defense, aerospace and avionics; analytical and medical imaging; healthcare; telecommunications; homeland security; barcode scanners; toll and traffic management; and automotive diagnostic systems. Major customers in these segments include Raytheon, Honeywell, Gilardoni, Covidien, Smiths Medical, Conmed Corporation, Beckman Coulter, United Technologies, Northrop Grumman, Bosch, Draeger, Pacific Biosciences and Vislink, among others.

Marketing, Sales and Service

        We market and sell our security and inspection products and turnkey security screening solutions globally through a direct sales and marketing staff located in the Americas, Europe, Middle East, Asia and Australia, in addition to an expansive global network of independent distributors. This sales staff is supported by a service organization located primarily in North America, Latin America, Europe and Asia, as well as a global network of independent distributors. We also support these sales and customer relations efforts by providing operator training, computerized training and testing equipment, in-country service support, software upgrades and service training for customer technicians.

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

Research and Development

        Our security and inspection systems are primarily designed at our facilities in the United States and internationally in Finland, Malaysia, India and the United Kingdom. These products include mechanical, electrical, analog and digital electronics, software subsystems and algorithms, which are all designed by us. In addition to product design, we provide system integration services to integrate our products into turnkey systems at the customer site. We support cooperative research projects with government agencies and provide contract research for government agencies.

        Our patient monitoring, diagnostic cardiology and anesthesia products are primarily designed at our facilities in the United States and internationally in China and the United Kingdom. These products include mechanical, electrical, digital electronic and software subsystems, most of which are designed by us. We are also currently involved, both in the United States and internationally, in several research projects aimed at improving our medical systems and at expanding our current product line.

        We design and manufacture optoelectronic devices and we provide electronics manufacturing services primarily in our facilities in the United States and internationally in the United Kingdom, India, Indonesia, Malaysia and Singapore. We engineer and manufacture subsystems to solve the specific application needs of our original equipment manufacturer customers. In addition, we offer entire subsystem design and manufacturing solutions. We consider our engineering personnel to be an important extension of our core sales and marketing efforts.

        In addition to close collaboration with our customers in the design and development of our current products, we maintain an active program for the development and introduction of new products, enhancements and improvements to our existing products, including the implementation of new applications of our technology. We seek to further enhance our research and development program and consider such program to be an important element of our business and operations. As of June 30, 2014, we engaged approximately 473 full-time engineers, technicians and support staff. Our research and development expenses were $49.6 million in fiscal 2012, $48.2 million in fiscal 2013 and $44.8 million in fiscal 2014. We intend to continue to invest in our research and development efforts in the future.

Manufacturing and Materials

        We currently manufacture our security and inspection systems domestically in California, Colorado, Virginia and North Carolina, and internationally in Malaysia and the United Kingdom. We currently manufacture our patient monitoring, diagnostic cardiology and anesthesia systems and related supplies and accessories domestically in Washington and Florida and internationally in China. We currently manufacture our optoelectronic devices and provide electronics manufacturing services domestically in California, Mississippi and New Jersey, and internationally in India, Indonesia, Malaysia, the United Kingdom and Singapore. Most of our high volume, labor intensive manufacturing and assembly activities are performed at our facilities in India, Indonesia and Malaysia. Since many of our customers are located in the United States, Europe and Asia, our ability to manufacture products in these markets and provide follow-on service from offices located in these regions is an important component of our global strategy.

        Our global manufacturing organization has expertise in optoelectronic, microelectronic and integrated electronics for industrial and automation, medical, aerospace and defense industry applications. Our manufacturing includes silicon wafer processing and fabrication, optoelectronic device assembly and screening, thin and thick film microelectronic hybrid assemblies, surface mounted and thru-hole printed circuit board electronic assemblies and electronics services, including complete turnkey and box-build manufacturing. We outsource certain manufacturing operations, including certain sheet metal fabrication and plastic components.

        The principal raw materials and subcomponents used in producing our security and inspection systems consist of X-ray generators, linear accelerators, radioactive isotopes, neutron generators, detectors, data acquisition and computer systems, conveyance systems and miscellaneous mechanical and electrical components. A large portion of the optoelectronic devices, subsystems and circuit card assemblies used in our inspection and detection systems are manufactured in-house. The metal enclosures used in our baggage and parcel inspection systems are also manufactured in-house, while the majority of our X-ray generators, linear accelerators, radioactive isotopes, neutron generators and conveyance systems used in our cargo and vehicle inspection systems are purchased from unaffiliated third party providers.

        The principal raw materials and subcomponents used in producing our patient monitoring, diagnostic cardiology and anesthesia systems and related supplies and accessories consist of printed circuit boards, housings, mechanical assemblies, pneumatic devices, touch screens, medical grade displays, cables, filters, textiles, fabric, gauges, fittings, tubing and packaging materials. We purchase certain devices, including computers, peripheral accessories and remote displays from unaffiliated third party providers.

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

        Patents.    We possess rights to a number of U.S. and foreign patents relating to various aspects of our security and inspection products, patient monitoring, diagnostic cardiology and anesthesia systems and optoelectronic devices and subsystems. Our current patents will expire at various times between 2014 and 2032. However, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity or enforceability, or may be found to not be infringed by any third parties. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

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

Regulation of Medical Devices

        The patient monitoring, diagnostic cardiology and anesthesia systems we manufacture and market are subject to regulation by numerous government agencies, principally the U.S. Food and Drug Administration (FDA) and by other federal, state, local and foreign authorities. They are also subject to various U.S. and foreign electrical safety standards. Our medical device product candidates must undergo an extensive government regulatory clearance or approval process prior to sale in the United States and other countries, and the lengthy process of clinical development and submissions for approvals, as well as the continuing need for compliance with applicable laws and regulations, require the expenditure of substantial resources.

        United States.    In the United States, the FDA has broad regulatory powers with respect to pre-clinical and clinical testing of new medical devices and the designing, manufacturing, labeling, storage, record keeping, marketing, advertising, promotion, distribution, post-approval monitoring and reporting and import and export of medical devices. Unless an exemption applies, federal law and FDA regulations require that all new or significantly modified medical devices introduced into the market be preceded either by a pre-market notification clearance order under section 510(k) of the Federal Food, Drug and Cosmetic Act (FDCA), or an approved pre-market approval (PMA) application. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness. Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of regulations, referred to as General Controls, which require compliance with the applicable portions of the FDA's Quality System Regulation (QSR) facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.

        Class II devices are those that are subject to the General Controls, as well as Special Controls, which can include performance standards, guidelines and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the product for which clearance has been sought is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA had not yet called for the submission of pre-market approval applications. To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.

        After a 510(k) notice is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) notification. If it is accepted for filing, the FDA begins a substantive review. By statute, the FDA is required to complete its review of a 510(k) notification within 90 days of receiving the 510(k) notification. As a practical matter, clearance often takes longer, and clearance is never assured. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.

        After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with a manufacturer's determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. If the FDA requires us to seek 510(k) clearance or approval of a PMA application for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. In addition, in these circumstances, we may be subject to significant regulatory fines or penalties for failure to submit the requisite PMA application(s). In addition, the FDA is currently evaluating the 510(k) process and may make substantial changes to industry requirements.

        Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and Special Controls described above. Therefore, these devices are subject to the PMA application process, which is generally more costly and time consuming than the 510(k) process. To date, all of the patient monitoring, diagnostic cardiology and anesthesia systems we manufacture and sell in the United States have required only 510(k) pre-market notification clearance.

        FDA clearance or approval, when granted, may entail limitations on the indicated uses for which a product may be marketed, and such product approvals, once granted, may be withdrawn if problems occur after initial marketing. Manufacturers of FDA-regulated products are subject to pervasive and continuing governmental regulation, including, but not limited to, the registration and listing regulation, which requires manufacturers to register all manufacturing facilities and list all medical devices placed into commercial distribution; the QSR, which requires manufacturers, including third party manufacturers, to follow elaborate design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during the manufacturing process; labeling regulations and unique device identification requirements; advertising and promotion requirements; restrictions on sale, distribution or use of a device; PMA annual reporting requirements;

the FDA's general prohibition against promoting products for unapproved or "off-label" uses; the Medical Device Reporting (MDR) regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur; medical device correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death; an order of repair, replacement or refund; device tracking requirements; and post-approval study and post-market surveillance requirements.

        Our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. Failure to comply with the applicable United States medical device regulatory requirements could result in, among other things, warning letters, untitled letters, fines, injunctions, consent decrees, civil penalties, unanticipated expenditures, repairs, replacements, refunds, recalls or seizures of products, operating restrictions, total or partial suspension of production, the FDA's refusal to issue certificates to foreign governments needed to export products for sale in other countries, the FDA's refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product clearances or approvals and criminal prosecution.

        In August 2014, the FDA issued a warning letter to our Healthcare division relating primarily to the maintenance of certain procedures and internal processes at our facility in Snoqualmie, Washington. We believe the warning letter does not restrict the manufacture, production or shipment of our products from this facility, and we are in the process of evaluating what corrective actions and associated costs may be required to address the matters raised in the warning letter. We intend to respond fully and in a timely manner to the FDA's warning letter. However, there can be no assurance that the FDA will be satisfied with our response to the warning letter or our proposed resolution of the outstanding issues. Until the items raised in the warning letter are corrected, we may be subject to additional regulatory action by the FDA, including the issuance of additional warning letters, injunction, seizure or recall of products, imposition of fines or penalties or operating restrictions on our facilities. Such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results.

        Foreign Regulation.    We are also subject to regulation in the foreign countries in which we manufacture and market our patient monitoring, diagnostic cardiology and anesthesia systems. For example, the commercialization of medical devices in the European Union is regulated under a system that presently requires all medical devices sold in the European Union to bear the CE mark—an international symbol of adherence to quality assurance standards. Our manufacturing facilities in Hawthorne, California; Snoqualmie, Washington; Johor Bahru, Malaysia; Batam, Indonesia; Hyderabad, India; Jacksonville, Florida; and Suzhou, China are all certified to the International Organization for Standardization's ISO 13485 standard for medical device quality management systems. Our Hawthorne, California and Snoqualmie, Washington facilities are also certified to the requirements of Annex II, section 3 of the Directive 93/42/EEC on Medical Devices, which allows them to self-certify that manufactured products can bear the CE mark. Further, the implementation of the Restriction of Hazardous Substance Directive ("ROHS") requires that medical devices shipped into the European Union eliminate targeted ROHS substances effective July 23, 2014.

        Coverage and Reimbursement.    Government and private sector initiatives to limit the growth of healthcare costs, including price regulation and competitive pricing, coverage and payment policies, comparative effectiveness therapies, technology assessments and managed care arrangements, are continuing in many countries where we do business, including the United States, Europe and Asia. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. In addition, because there is generally no separate reimbursement from third-party payors to our customers for our products, the additional costs associated with the use of our products can impact the profit margin of our customers. Accordingly, these various initiatives have created increased price sensitivity over healthcare products generally and may impact demand for our products and technologies.

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

        In 2010, significant reforms to the healthcare system were adopted as law in the United States. Among other things, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which we refer to collectively as the Affordable Care Act, requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices, which went into effect in 2013. The excise tax has increased our operating expenses. Because many parts of the Affordable Care Act have not yet gone into effect, the long-term impact on us is uncertain.

        In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will stay in effect through 2024, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 (ATRA) was signed into law which, among other things, further reduced Medicare payments to several providers, including hospitals and imaging centers. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

        Other Healthcare Laws.    In addition to FDA restrictions on marketing and promotion of drugs and devices, other federal and state laws restrict our business practices. These laws include, without limitation, data privacy and security laws, anti-kickback and false claims laws, and transparency laws regarding payments or other items of value provided to healthcare providers.

        As a participant in the healthcare industry, we are subject to extensive regulations protecting the privacy and security of patient health information that we receive, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH Act), which was enacted as part of the American Recovery and Reinvestment Act of 2009. Among other things, these regulations impose extensive requirements for maintaining the privacy and security of individually identifiable health information, known as "protected health information." The HIPAA privacy regulations do not preempt state laws and regulations relating to personal information that may also apply to us. Our failure to comply with these regulations could expose us to civil and criminal sanctions.

        The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, to induce or in return for the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or order of items or services for which payment may be made, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term "remuneration" has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Further, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

        The federal False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government, or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes "any request or demand" for money or property presented to the U.S. Government. Medical device manufacturers have been held liable under these laws if they are deemed to cause the submission of false or fraudulent claims by, for example, providing customers with inaccurate billing or coding information.

        HIPAA also created federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statutes or specific intent to violate them in order to have committed a violation. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs.

        These laws impact the kinds of financial arrangements we may have with hospitals or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting, research grants and other service arrangements. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal and civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

        Additionally, there has been a recent trend of increased federal and state regulation of payments and other transfers of value provided to healthcare professionals or entities. The federal Physician Payment Sunshine Act requires that certain device manufacturers, among other things, track and report to the government information regarding payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer's failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1 million per year for "knowing failures." Certain states also mandate implementation of compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

        We are subject to similar laws in foreign countries where we conduct business. For example, within the European Union, the control of unlawful marketing activities is a matter of national law in each of the member states. The member states of the European Union closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

Environmental Regulations

        We are subject to various environmental laws, directives, and regulations pertaining to the use, storage, handling and disposal of hazardous substances used, and hazardous wastes generated, in the manufacture of our products. Such laws mandate the use of controls and practices designed to mitigate the impact of our operations on the environment, and under such laws we may be held liable for the costs associated with the remediation and removal of any unintended or previously unknown releases of hazardous substances on, beneath or from our property and associated operations, including the remediation of hazardous waste disposed off-site. Such laws may impose liability without regard to whether we knew of, or caused, the release of such hazardous substances. Any failure by us to comply with present or future regulations could subject us to the imposition of substantial fines, suspension of production, alteration of manufacturing processes or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

        We believe that, except to an extent that would not have a material adverse effect on our business, financial condition or results of operations, we are currently in compliance with all environmental regulations in connection with our manufacturing operations, and that we have obtained all environmental permits necessary to conduct our business. The amount of hazardous substances used, and hazardous wastes generated, by us may increase in the future depending on changes in our operations. To ensure compliance and practice proper due diligence we conduct appropriate environmental investigations at our manufacturing facilities in North America, Asia Pacific, and Europe, and, to the extent practicable, on all new properties. These investigations address matters related to current and former occupants and operations, historical land use, and regulatory oversight and status of associated properties and/or operations (including surrounding properties). The purpose of each study is to identify, as of the date of such report, potential areas of environmental concern related to past and present activities or from nearby operations. The scope and extent of each investigation is dependent upon the size and complexity of the property and/or operation and on recommendations by independent environmental consultants.

        During one such investigation at out Hawthorne, California facility, we discovered soil and groundwater contamination that we believe was the result of unspecified on- and off-site releases occurring prior to our occupancy. Historical usage of this site includes semiconductor and electronics manufacturing, dating back to the mid-1960s, as well as possible aircraft and related manufacturing dating back to the early 1940s. Similar operations, including chemical manufacturing and storage, were conducted at neighboring sites throughout that period and into the 1990s. It is not presently known when the releases occurred or by whom they were caused, though our records, in conjunction with data obtained from soil and groundwater surveys, support our assertion that these releases are historical in nature. The groundwater contamination is a known regional issue, not limited to our premises or our immediate surroundings. We filed the requisite reports concerning this site with the appropriate environmental authorities upon discovery, and in cooperation with the local governing agency, have provided additional historical information and conducted further site characterization studies. Recent soil and groundwater investigations, including the installation of groundwater monitoring wells, were completed in fiscal 2014. Results from these studies are being evaluated to determine the extent of the on-site releases and whether any soils remediation will be required. Periodic groundwater monitoring is expected to continue until such time as the governing authority requests further action.

Competition

        The markets in which we operate are highly competitive and characterized by evolving customer needs and rapid technological change. We compete with a number of other manufacturers, some of which have significantly greater financial, technical and marketing resources than we have. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, adapt more quickly to changes in customer requirements, have stronger customer relationships, have greater name recognition and devote greater resources to the development, promotion and sale of their products than we do. As a result, we may not be able to compete successfully against designers and manufacturers of specialized electronic systems and components or within the markets for security and inspection systems, patient monitoring, diagnostic cardiology and anesthesia systems or optoelectronic devices. Future competitive pressures may materially and adversely affect our business, financial condition and results of operations.

        In the security and inspection market, competition is based primarily on factors such as product performance, functionality and quality, the overall cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence and breadth of sales and service organization. We believe that our principal competitors in the market for security and inspection products are Smiths Detection; L-3 Communications—Security and Detection Systems division; American Science and Engineering; Morpho Detection; Leidos; CEIA and Nuctech. Competition could result in price reductions, reduced margins and loss of market share. Although our competitors offer products in competition with one or more of our products, we can supply a variety of system types and offer among the widest array of solutions available from a single supplier. This variety of technologies also permits us to offer unique hybrid systems to our customers that utilize two or more of these technologies, thereby optimizing flexibility, performance and cost to meet the customer's unique application requirements.

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

        In the markets in which we compete to provide optoelectronic devices and electronics manufacturing services, competition is based primarily on such factors as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and the ability to provide fully integrated services from application development and design through production. We believe that our major competitors in the optoelectronic device markets where we provide products and services are Hamamatsu Photonics, First Sensor and Excelitas Technologies. Because we specialize in custom subsystems requiring a high degree of engineering expertise, we believe that we generally do not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components. Competition in the extensive electronic manufacturing services market ranges from multinational corporations with sales in excess of several billions of dollars, to large regional competitors and to small local assembly companies. In our experience, the original equipment manufacturers to whom we provide such services prefer to engage companies that offer both local and lower-cost off-shore facilities. We believe that our primary domestic competitors for these services are Flextronics, Benchmark Electronics, Plexus, Qual Pro, ESC and Express Manufacturing Inc. In addition, our high-volume, low-cost contract manufacturing locations in Southeast Asia compete with other manufacturers in the same region.

Backlog

        We measure our backlog as quantifiable purchase orders or contracts that have been signed, but for which revenues have not yet been recognized. In instances where we are not able to estimate the value of a purchase order or contract they are not included in backlog.

        We ship most of our baggage and parcel inspection, hold (checked) baggage screening, people screening, patient monitoring, diagnostic cardiology and anesthesia systems and optoelectronic devices and value-added subsystems within one to several months after receiving an order. However, such shipments may be delayed for a variety of reasons, including any special design or requirements of the customer. In addition, large orders of security and inspection products typically require greater lead-times. Fulfillment of orders of our Rapiscan RTT hold (checked) baggage screening equipment generally require longer lead times. Further, we provide turnkey screening services to certain customers for which we may recognize revenue over multi-year periods.

        Certain of our cargo and vehicle inspection systems require several months up to nearly a full year of lead-time. We have experienced some significant shipping delays associated with our cargo and vehicle inspection systems. Such delays can occur for many reasons, including: (i) additional time necessary to coordinate and conduct factory inspections with the customer before shipment; (ii) a customer's need to engage in time-consuming special site preparation to accommodate the system, over which we have no control or responsibility; (iii) additional fine tuning of such systems once they are installed; (iv) design or specification changes by the customer; (v) time needed to obtain export licenses and/or letters of credit; and (vi) delays originating from other contractors on the project.

        As of June 30, 2014, our consolidated backlog totaled approximately $0.8 billion, compared to approximately $1.0 billion as of June 30, 2013 and approximately $1.1 billion at June 30, 2012. This gradual decline in backlog is primarily attributable to a single large turnkey security screening program in Mexico that we were awarded in the third quarter of fiscal 2012. As the revenue generated from this program is recognized, the corresponding backlog decreases. Sales orders underlying our backlog are firm orders; although, from time to time we may agree to permit a customer to cancel an order or an order may be cancelled for other reasons. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and cannot be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

        As of June 30, 2014, we employed approximately 5,607 people, of whom 3,114 were employed in manufacturing, 473 were employed in engineering or research and development, 466 were employed in administration, 411 were employed in sales and marketing and 1,143 were employed in service capacities. Of the total employees, 2,112 were employed in the Americas, 2,942 were employed in Asia and 553 were employed in Europe. Many of our employees in Europe have statutory collective bargaining rights. We have never experienced a work stoppage or strike, and management believes that our relations with our employees are good.

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

  •
  negative resolutions of outstanding issues we have with the U.S. Transportation Security Administration and the U.S. Department of Homeland Security;

  •
  negative resolutions of the matters raised in the warning letter issued in August 2014 by the FDA to our Healthcare division, or additional actions by or requests from the FDA and unanticipated costs or delays associated with the resolution of these matters;

  •
  adverse outcomes in our litigation matters;

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

        In addition, there are also many other factors beyond our control that could lead to liability claims should an act of terrorism occur. The 1993 World Trade Center bombing, the September 11, 2001 attacks, subsequent attacks in other locations worldwide and the potential for future attacks have caused commercial insurance for such threats to become extremely difficult to obtain. Although we have been able to obtain insurance coverage, it is likely that, should we be found liable following a major act of terrorism, the insurance we currently have in place would not fully cover the claims for damages.

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

        Quality is extremely important to us and our customers, due in part to the serious consequences of product failure. Our quality certifications are critical both to the marketing success of our goods and services and to the satisfaction of both regulatory and contractual requirements under which we sell many of our products. If we fail to meet these standards or other standards required in our industries, we could lose customers and market share, our revenue could decline and we could face significant costs and other liabilities.

             As a U.S. Government contractor, we are subject to extensive Federal procurement rules and regulations as well as contractual obligations that are unique to doing business with the U.S. Government. Non-compliance with any such rules, regulations or contractual obligations could negatively affect current programs, potential awards and our ability to do business with the U.S. Government in the future.

        U.S. Government contractors must comply with extensive procurement regulations and other requirements including, but not limited to, those appearing in the Federal Acquisition Regulation (FAR) and its supplements, as well as specific procurement rules and contractual conditions imposed by various U.S. Government agencies. Many of these types of requirements do not appear in our contracts with commercial customers or foreign governments. In particular, government contracts typically contain provisions and are subject to laws and regulations that give the government agencies rights and remedies not typically found in commercial contracts, including providing the government agency with the ability to unilaterally:

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

        U.S. Government agencies and some other agencies with which we contract can terminate their contracts with us for convenience, and in that event we generally may recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If an agency terminates a contract with us for default, we may be denied any recovery and may be liable for excess costs incurred by the agency in procuring undelivered items from an alternative source. We may receive notices under such contracts that, if not addressed to the agency's satisfaction, could give the agency the right to terminate those contracts for default or to cease procuring our services under those contracts. The U.S. Government or regulators may initiate civil False Claims Act (FCA) litigation against us based on allegations related to our performance of contracts for the U.S. Government, which can be expensive to defend and if found liable can result in treble damages and significant civil penalties. The U.S. Government may also initiate administrative proceedings that, if resulting in an adverse finding against us or our subsidiaries as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in our company or our subsidiaries being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges and, if satisfying the requisite level of seriousness, in our debarment from contracting with the U.S. Government for a specified term as well as being subject to other remedies available to the U.S. Government.

        For example, subsidiaries within our Security division received a "show cause" letter in November 2012 from the U.S. Transportation Security Administration and a related Notice for Proposed Debarment from the U.S. Department of Homeland Security in May 2013. Although, with respect to that "show cause" letter and Notice for Proposed Debarment, we were ultimately able to reach an Administrative Agreement with the U.S. Government, which allowed us to continue with our current and future business with U.S. Government agencies, there is no assurance that we would be able to reach a similar outcome with respect to any future proceedings that we may become involved. In addition, if our Security division fails to remain in compliance with its current Administrative Agreement, the U.S. Department of Homeland Security could initiate debarment proceedings.

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

        The loss or termination of a contract by such an institution, even if for reasons unrelated to the quality of our products or services, could therefore have a more wide-spread and potentially material adverse effect on our business, financial condition and results of operations. For example, in August 2013, we announced a 15-year contract award from the Government of Albania to provide turnkey cargo and vehicle screening services at various sites throughout the country. We were recently notified that the Government of Albania has halted further progress on the contract. We have begun proceedings to protect our legal rights.

        Further, we are generating increasing revenues from certain customers, the loss of which could have a material adverse effect on our business. In particular, in fiscal 2012, we entered into a six-year contract with the Mexican government to provide a turnkey security screening solution at various locations throughout the country. This project is expected to provide significant revenues over the life of the contract. The termination or non-renewal of this contract, even if for reasons unrelated to the quality of our products or services, could therefore have a more wide-spread and potentially material adverse effect on our business, financial condition and results of operations.

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

        The economic slowdown still present in many parts of the world has and could continue to adversely affect our businesses and our profitability. If economic growth continues to remain slow, many customers may continue to delay purchases or reduce purchase quantities. This could result in the reduction in sales of certain of our products, slower adoption of both new technologies and upgrades to existing technologies and could also result in increased price competition. Continued market disruptions and broader economic downturns also increase our exposure to losses from bad debts. Among other effects we have seen during the slowdown, some of our customers who rely on the credit markets for access to capital, have and may continue to delay purchases of our products and services until the credit markets recover. If economic or other factors cause financial institutions to fail, we could lose current or potential customers. We cannot predict when the world's credit markets will recover and therefore when this period of delayed and diminished purchasing will end. A prolonged delay could have a material adverse effect on our business, financial condition and results of operations.

        Additionally, in August 2011, Congress enacted the Budget Control Act of 2011 (BCA), committing the U.S. Government to significantly reduce the federal deficit over ten years. The BCA contains provisions commonly referred to as "sequestration", which call for substantial, unspecified automatic spending cuts split between defense and non-defense programs that may continue for a period of ten years. The BCA also included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will stay in effect through 2024, unless additional Congressional action is taken. The impact of the spending reductions has only recently begun to spread through the economy. Likewise, various European governments have implemented or intend to implement austerity measures intended to reduce government spending. Such measures may reduce demand for our products directly by affected governmental agencies and by our customers who derive revenues from these governmental agencies or governmental healthcare programs. We cannot currently predict the impact of governmental spending reductions on us or our customers or whether and to what extent our business and results of operations may be adversely harmed.

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

             We contract with third party service vendors who may be unable to fulfill contracts on time.

        We contract with third-party vendors to service our equipment in the field. We have made such arrangements because sometimes it is more efficient to outsource these activities than it is for our own employees to service our equipment. In addition, some of these vendors maintain stocks of spare parts that are more efficiently accessed in conjunction with a service agreement than would be the case if we were to maintain such spare parts independently. Any material interruption in the ability of our vendors to fulfill such service contracts could adversely affect our ability to fulfill customer orders and therefore could ultimately have a material adverse effect on our business, financial condition and results of operations.

             We have the potential to accumulate excess inventory.

        Because of long lead times and specialized product designs, in certain cases we purchase components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for our products, inadequate or inaccurate forecasts, or other issues that might impact production planning, our customers might not purchase all the products that we have manufactured or for which we have purchased components. In any such event, we would attempt to recoup material and manufacturing costs by means such as returning components to our vendors, disposing of excess inventory through other channels, or requiring our OEM customers to purchase or otherwise compensate us for such excess inventory. However, some of our significant customer agreements do not give us the ability to require our OEM customers to do this. To the extent that we are unsuccessful in recouping our material and manufacturing costs, this could adversely affect our ability to fulfill customer orders and therefore could ultimately have a material adverse effect on our business, financial condition and results of operations.

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

             Economic, political, legal, operational and other risks associated with international sales and operations could adversely affect our financial performance.

        In fiscal 2012, 2013 and 2014 revenues from shipments made to customers outside of the United States accounted for approximately 47%, 52% and 61% of our revenues, respectively. Since we sell certain of our products and services worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, and therefore employees, suppliers, real property, capital equipment, cash and other assets are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including without limitation:

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

  •
  changes in a foreign government's budgets, leadership and national priorities;

  •
  increased legal risks arising from differing legal systems; and

  •
  compliance with export control and anticorruption legislation, including but not limited to, the Foreign Corrupt Practices Act and UK Bribery Act and International Traffic in Arms Regulations.

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

  •
  regional political and economic instability;

  •
  high rate of crime in Mexico where we conduct operations;

  •
  ability of key suppliers and subcontractors to fulfill obligations;

  •
  ability to hire and maintain a significant work force;

  •
  burdensome and evolving government regulations;

  •
  cooperation of various departments of the Mexican government in issuing permits, and inspecting our operations on a timely basis;

  •
  providing adequate security among other items;

  •
  receipt of payments in a timely manner;

  •
  termination or change in scope of program and at the election of the government; and

  •
  change in the value of the Mexican peso.

             Our operations are vulnerable to interruption or loss due to natural disasters, epidemics, terrorist acts and other events beyond our control, which could adversely impact our operations.

        Although we perform manufacturing in multiple locations, we generally do not have redundant manufacturing capabilities in place for any particular product or component. As a result, we depend on our current facilities for the continued operation of our business. A natural disaster, epidemic, terrorist act, act of war, or other natural or manmade disaster affecting any of our facilities could significantly disrupt our operations, or delay or prevent product manufacturing and shipment for the time required to repair, rebuild, or replace our manufacturing facilities. This delay could be lengthy and we could incur significant expenses to repair or replace the facilities. Any similar natural or manmade disaster that affects a key supplier or customer could lead to a similar disruption in our business.

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

             Healthcare cost containment pressures and legislative or regulatory reforms may affect our ability to sell our products profitably.

        All third-party payors, whether governmental or commercial, whether inside the United States or outside, are developing increasingly sophisticated methods of controlling healthcare costs. These cost-control methods also potentially limit the amount that healthcare providers may be willing to pay for medical devices. In the United States, hospital and other healthcare provider customers, including physicians and ambulatory surgery centers, that purchase our products typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures or tests in which our products are used and bill patients for any deductibles or co-payments. Because there is often no separate reimbursement for our products, any decline in the amount payors are willing to reimburse our customers for the procedures and tests associated with our products could make it difficult for customers to continue using, or adopt, our products and create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business.

        There have been, and we expect there will continue to be, a number of legislative and regulatory proposals to change the healthcare system, and some could involve changes that could significantly affect the ways in which doctors, hospitals, healthcare systems and health insurance companies are compensated for the services they provide, which could have a material impact on our business. For example, the Affordable Care Act includes a 2.3% excise tax on U.S. sales of a wide range of medical devices. The excise tax became effective in 2013 and increased our costs. Although some provisions of the Affordable Care Act have already been implemented, many of the provisions will not be effective or implemented until later this year or in subsequent years. It is not clear at this time whether and to what extent Affordable Care Act may impact the ability of hospitals and hospital networks to purchase the patient monitoring, diagnostic cardiology and anesthesia systems that we sell or if it will alter market-based incentives that hospitals and hospital networks currently face to continually improve, upgrade and expand their use of such equipment. While Affordable Care Act could materially and adversely affect us, at this time we cannot predict the extent of any impact on our business or results of operations.

        Efforts by governmental and third-party payers to reduce healthcare costs or the implementation of new legislative reforms imposing additional government controls could cause a reduction in sales or in the selling price of our products, which could adversely affect our business.

             Substantial government regulation in the United States and abroad may restrict our ability to sell our patient monitoring, diagnostic cardiology and anesthesia systems, and failure to comply with such laws and regulations may have a material adverse impact on our business.

        The FDA and comparable regulatory authorities in foreign countries extensively and rigorously regulate our patient monitoring, diagnostic cardiology and anesthesia systems, including the research and development, design, testing, clinical trials, manufacturing, clearance or approval, safety and efficacy, labeling, advertising, promotion, pricing, recordkeeping, reporting, import and export, post-approval studies and sale and distribution of these products. In the United States, before we can market a new medical device, or a new use of, new claim for, or significant modification to, an existing product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act or approval of a premarket approval (PMA) application from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is "substantially equivalent" to a device legally on the market, known as a "predicate" device, in order to clear the proposed device for marketing. To be "substantially equivalent," the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices for which the 510(k) process cannot be used and that are deemed to pose the greatest risk.

        Modifications to products that are approved through a PMA application generally need FDA approval, and some modifications made to products cleared through a 510(k) may require a new 510(k). The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

  •
  we may not be able to demonstrate to the FDA's satisfaction that our products are safe and effective for their intended uses;

  •
  the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;

  •
  the manufacturing process or facilities we use may not meet applicable requirements; and

  •
  the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval.

        Our future products may not obtain FDA clearance on a timely basis, or at all. Further, the FDA makes periodic inspections of medical device manufacturers and in connection with such inspections issues observations when the FDA believes the manufacturer has failed to comply with applicable regulations. If FDA observations are not addressed to the FDA's satisfaction, the FDA may issue a warning letter and/or proceed directly to other forms of enforcement action, which could include the shutdown of our production facilities, adverse publicity, and civil and criminal penalties. The expense and costs of any corrective actions that we may take, which may include products recalls, correction and removal of products from customer sites and/or changes to our product manufacturing and quality systems, could adversely impact our financial results. Issuance of a warning letter may also lead customers to delay purchasing decisions or cancel orders.

        In August 2014, the FDA issued a warning letter to our Healthcare division, relating primarily to the maintenance of certain procedures and internal processes at our facility in Snoqualmie, Washington. We believe the warning letter does not restrict the manufacture, production or shipment of our products from this facility, and we are in the process of evaluating what corrective actions and associated costs may be required to address the matters raised in the warning letter. We intend to respond fully and in a timely manner to the FDA's warning letter. However, there can be no assurance that the FDA will be satisfied with our response to the warning letter or our proposed resolution of the outstanding issues. Until the items raised in the warning letter are corrected, we may be subject to additional regulatory action by the FDA, including the issuance of additional warning letters, injunction, seizure or recall of products, imposition of fines or penalties or operating restrictions on our facilities. Such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results.

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

  •
  supplier substitution;

  •
  product changes;

  •
  process modifications;

  •
  medical device reporting; and

  •
  product sales and distribution.

             We must continually monitor the performance of our products once approved and marketed for signs that their use may elicit serious and unexpected adverse effects. Any recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products that leads to corrective actions, could have a significant adverse impact on us.

        Although we believe that existing data continue to support the efficacy and safety of our patient monitoring, diagnostic cardiology and anesthesia systems, in the future, longer term study outcomes could demonstrate conflicting clinical effectiveness, a reduction of effectiveness, no clinical effectiveness or longer term safety issues. This type of differing data could have a detrimental effect on the market penetration and usage of our medical device products. As a result, our sales may decline or expected growth would be negatively impacted. This could negatively impact our operating condition and financial results.

        More generally, all medical devices can experience performance problems that require review and possible corrective action by us or a component supplier. We cannot provide assurance that component failures, manufacturing errors, noncompliance with quality system requirements or good manufacturing practices, design defects and/or labeling inadequacies in any device that could result in an unsafe condition or injury to the patient will not occur. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. Manufacturers may also, under their own initiative, stop shipment or recall a product if any material deficiency is found or withdraw a product to improve device performance or for other reasons. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, noncompliance with good manufacturing practices or quality system requirements, design or labeling defects or other deficiencies and issues. Similar regulatory agencies in other countries have similar authority to recall products because of material deficiencies or defects in design or manufacture that could endanger health. A recall involving our products could be particularly harmful to our business, financial and operating results.

        The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Notice to the FDA of a correction or removal is required when undertaken to reduce a risk to health, including when there is a reasonable probability that the product will cause serious adverse health consequences or death, or when use of the device may cause temporary or medically reversible adverse health consequences or an outcome where the probability of serious adverse health consequences is remote. In addition, companies are required to maintain certain records of corrections and removal, even if they are not reportable to the FDA or similar foreign governmental authorities. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or foreign governmental authorities. If the FDA or foreign governmental authorities disagree with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA or a foreign governmental authority could take enforcement action for failing to report the recalls when they were conducted.

        In addition, under the FDA's medical device reporting regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall.

        Depending on the corrective action we take to redress a product's deficiencies or defects, the FDA or applicable foreign regulatory authority may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, civil penalties or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future.

        Any adverse event involving our products, whether in the United States or abroad, could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall, orders of repair, replacement or refund or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital and may harm our reputation and financial results.

             We may be subject to fines, penalties, injunctions or other enforcement actions if we are determined to be promoting the use of our products for unapproved or "off-label" uses, resulting in damage to our reputation and business.

        Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside of its cleared or approved indications is known as "off-label" use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician's choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, consent decrees, injunctions, or seizures, which could have an adverse impact on our reputation and financial results. We could also be subject to enforcement action under other federal or state laws, including the FCA.

             We are subject to additional federal, state and foreign laws and regulations relating to our healthcare business; our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

        Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid or other third-party payors for our product, we are subject to healthcare fraud and abuse regulation and enforcement by federal and state governments, which could significantly impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:

  •
  the federal Anti-Kickback Statute, which applies to our marketing practices, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs;

  •
  federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government;

  •
  the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) and its implementing regulations, which created federal criminal laws that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information;

  •
  federal "sunshine" requirements imposed by the Affordable Care Act, on device manufacturers regarding any "transfer of value" made or distributed to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for "knowing failures"), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. The period between August 1, 2013 and December 31, 2013 was the first reporting period, and manufacturers were required to report aggregate payment data by March 31, 2014, and to report detailed payment data and submit legal attestation to the accuracy of such data by June 30, 2014. Thereafter, manufacturers must submit reports by the 90th day of each subsequent calendar year; and

  •
  state and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug and device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

        The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, recent health care reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them to have committed a violation. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

        Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental health care programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could impair our ability to operate our business and our financial results.

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

        The markets for our products are characterized by rapidly changing technology, changing customer needs, evolving industry or regulatory standards and certifications and frequent new product introductions and enhancements. The emergence of new industry or regulatory standards and certification requirements in related fields may adversely affect the demand for our products. This could happen, for example, if new standards and technologies emerged that were incompatible with customer deployments of our applications. In addition, any products or processes that we develop may become obsolete or uneconomical before we recover any of the expenses incurred in connection with their development. We cannot provide assurance that we will succeed in developing and marketing product enhancements or new products that respond to technological change, new industry standards, changed customer requirements or competitive products on a timely and cost-effective basis. Additionally, even if we are able to develop new products and product enhancements, we cannot provide assurance that they will achieve market acceptance.

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

        We are subject to various U.S. and international environmental laws, directives, and regulations pertaining to the use, storage, handling and disposal of hazardous substances used, and hazardous wastes used or generated, in the manufacture of our products. Such laws mandate the use of controls and practices designed to mitigate the impact of our operations on the environment, and under such laws we may be held liable for the costs associated with the remediation and removal of any unintended or previously unknown releases of hazardous substances on, beneath or from our property and associated operations, including the remediation of hazardous waste disposed off-site. Such laws may impose liability without regard to whether we knew of or caused the release of such hazardous substances or wastes. For example, we continue to investigate soil and groundwater contamination at our Hawthorne, California facility that we believe stems from historical releases and off-site sources. See "Business—Environmental Regulations". Any failure by us to comply with present or future regulations could subject us to the imposition of substantial fines, suspension of production, alteration of manufacturing processes, or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

             We are involved in various litigation matters, which could have a material adverse effect on our business, financial condition or operating results.

        Litigation can be lengthy, expensive and disruptive to our operations, and can divert our management's attention away from the running of our business. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, or by governmental entities in investigations and proceedings. If the Company is unsuccessful in its defense in litigation matters, or any other legal proceeding, it may be forced to pay damages or fines and/or change its business practices, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. For more information about the Company's litigation matters, see "Legal Proceedings" and Note 9 to the Consolidated Financial Statements.

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

             Changes in tax laws or tax rulings could materially affect our financial position and results of operations.

        Changes in tax laws or tax rulings could materially affect our financial position and results of operations. For example, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. Certain proposals could include recommendations that would significantly increase our tax obligations in many countries where we do business. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

             Our Certificate of Incorporation and other agreements contain provisions that could discourage a takeover.

        Our Certificate of Incorporation authorizes our Board of Directors to issue up to 10,000,000 shares of Preferred Stock in one or more series, to fix the rights, preferences, privileges and restrictions of Preferred Stock, to fix the number of shares constituting any such series and to fix the designation of any such series, without further vote or action by stockholders. The terms of any series of Preferred Stock, which may include economic rights senior to our Common Stock and special voting rights, could adversely affect the rights of the holders of our Common Stock and thereby reduce the value of our Common Stock. The issuance of Preferred Stock, coupled with the concentration of ownership in the directors and executive officers, could discourage certain types of transactions involving an actual or potential change in control of our company, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then current prices, could otherwise dilute the rights of holders of Common Stock and may limit the ability of such stockholders to cause or approve transactions which they may deem to be in their best interests, all of which could have a material adverse effect on the market price of our Common Stock.

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

             New regulations related to conflict minerals may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our relationships with customers.

        Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that manufacture products that contain certain minerals and metals, known as conflict minerals. These rules require public companies to perform diligence and to report annually to the SEC whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals we use in the manufacture of certain of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, we may not be able to ascertain the origins for these minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as conflict mineral free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements could limit the pool of suppliers that can provide conflict-free minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of June 30, 2014, we owned six facilities. The following table lists these facilities:

Location	Description of Facility	Approximate Square Footage
Hawthorne, California	Corporate headquarters and administrative, manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	88,000
Snoqualmie, Washington (1)	Headquarters and administrative, manufacturing, engineering, sales, marketing and service for our Healthcare division	177,000
Surrey, England (1)	Manufacturing, engineering, sales and marketing and service for our Security division	59,000
Stoke on Trent, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	90,000
Batam, Indonesia	Manufacturing for our Optoelectronics and Manufacturing Services division	59,000
Ocean Springs, Mississippi	Manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	19,000

(1)
Each of these facilities is encumbered by a mortgage.

        As of June 30, 2014, we leased all of our other facilities. The following table lists the principal (i.e., facilities greater than 50,000 square feet) physical properties that we lease:

Location	Description of Facility	Approximate Square Footage	Expiration
Camarillo, California	Manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	60,000	2015
Sunnyvale, California	Manufacturing, engineering, sales and marketing and service for our Security division	62,500	2017
Torrance, California	Manufacturing, engineering, sales and marketing and service for our Security division	91,900	2017
Garner, North Carolina	Manufacturing, engineering, sales and marketing and service for our Security division	68,000	2017
Suzhou, China	Manufacturing, engineering, sales and marketing and service for our Healthcare division	53,000	2017
Hyderabad, India (1)	Manufacturing and engineering for our Security, Healthcare and Optoelectronics and Manufacturing divisions	50,400	2016
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Security division	89,000	2015
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Optoelectronics and Manufacturing division	71,000	2014
Batam, Indonesia (2)	Manufacturing for our Optoelectronics and Manufacturing division	93,200	2015 ~ 2017

(1)
This is comprised of three leases, ranging in size between 5,000 square feet and 33,600 square feet, at the same or nearby facilities.
(2)
This is comprised of five leases, ranging in size between 11,000 square feet and 37,400 square feet, at the same or nearby facilities.

        We believe that our facilities are in good condition to support our current operations but will expand as necessary to support our growth. We currently anticipate that we will be able to renew the leases that are scheduled to expire in the next few years on terms that are substantially the same as those currently in effect. However, even if we were not able to renew one or more of the leases, we believe that suitable substitute space is available to relocate any of the facilities. Accordingly, we do not believe that our failure to renew any of the leases that are scheduled to expire in the next few years will have a material adverse effect on our operations.

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

        On December 12, 2013, a putative class action complaint was filed against the Company and certain of its officers in the United States District Court for the Central District of California (the "Court") captioned Roberti v. OSI Systems, Inc., et al., Case No. 2:13-cv-09174-MWF-VBK (the "Securities Class Action"). The Amended Complaint, filed on May 20, 2014, alleges that the Company and the individual defendants violated the Securities Exchange Act of 1934 by misrepresenting or failing to disclose facts concerning the status of Rapiscan's efforts to develop Automated Threat Recognition software and the alleged use of unapproved parts in its baggage scanning systems in violation of its contract with the TSA. The Amended Complaint also asserts that the individual defendants allegedly sold stock based on material non-public information. Plaintiff demands a jury trial and seeks class certification, unspecified damages, an award of pre-judgment and post-judgment interest, attorneys' and experts' fees, costs, and other unspecified relief. On July 18, 2014, the Company filed a Motion to Dismiss the Amended Complaint. The Motion is scheduled to be heard on November 3, 2014.

        On April 15, 2014, a shareholder derivative complaint was filed in the Court purportedly on behalf of the Company against the members of the Company's Board of Directors (as individual defendants), captioned Hagan v. Chopra, et al., Case No. 2:14-cv-02910-ODW-PJW (the "Derivative Action"). The complaint generally asserts the same factual allegations as those at issue in the related Securities Class Action and purports to allege claims for breach of fiduciary duties and unjust enrichment against the individual defendants on behalf of the Company. The complaint seeks unspecified damages, restitution, injunctive relief, attorneys' and experts' fees, costs, expenses, and other unspecified relief. The Derivative Action is currently stayed pending the resolution of the Motion to Dismiss in the Securities Class Action.

        We believe that the Securities Class Action and the Derivative Action are without merit and intend to defend the litigation vigorously, and we expect to incur costs associated with defending the Securities Class Action and the Derivative Action. At this early stage of the litigations, the ultimate outcomes of the Securities Class Action and the Derivative Action are uncertain and we cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on our financial statements.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

        Our Common Stock is traded on The NASDAQ Global Select Market under the symbol "OSIS."

        The following table sets forth the high and low sale prices of a share of our Common Stock as reported by The NASDAQ Global Select Market on a quarterly basis for fiscal 2013 and 2014. The prices shown reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2013:	High	Low
Quarter ended September 30, 2012	$78.88	$61.01
Quarter ended December 31, 2012	$81.23	$48.51
Quarter ended March 31, 2013	$72.02	$53.14
Quarter ended June 30, 2013	$67.50	$48.10

2014:	High	Low
Quarter ended September 30, 2013	$76.25	$63.20
Quarter ended December 31, 2013	$78.50	$39.00
Quarter ended March 31, 2014	$66.78	$51.85
Quarter ended June 30, 2014	$67.44	$52.68

        As of August 25, 2014, there were approximately 158 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in "street" name.

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

Issuer Purchases of Equity Securities

        The following table presents the shares acquired during the quarter ended June 30, 2014:

	Total number of shares (or units) purchased		Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
April 1, 2014 to April 30, 2014	1,775	(1)	$61.16	—	1,219,195
May 1, 2014 to May 31, 2014	536	(1)	$57.55	—	1,219,195
June 1, 2014 to June 30, 2014	—		$—	—	1,219,195

	2,311		$60.32	—

(1)
In April 2014, a total of 1,775 shares were tendered and in May 2014, a total of 536 shares were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

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

Equity Compensation Plans

        The following table provides information concerning our equity compensation plans as of June 30, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,022,991	$26.60	3,330,177	(2)(3)(4)
Equity compensation plans not approved by security holders	—	N/A	—

Total	1,022,991	$26.60	3,330,177

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
(3)
Awards of restricted stock, restricted stock units or other awards that convey the full value of the shares subject to the award are counted as 1.87 shares for every one award granted.
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

        The peer group includes the following companies: American Science & Engineering (NASDAQ Symbol: ASEI) and Analogic Corporation (NASDAQ Symbol: ALOG).

        The graph assumes that $100.00 was invested on June 30, 2009 in (a) our Common Stock, (b) The NASDAQ Composite Index and (c) the companies comprising the peer group described above (weighted according to each respective issuer's stock market capitalization at the beginning of each period for which a return is indicated). The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2009 through June 2014
Among OSI Systems, Inc.
The NASDAQ Composite Index and a Peer Group

        The following table provides the same information in tabular form as of June 30:

	2009	2010	2011	2012	2013	2014
OSI Systems, Inc.	$100.00	$133.19	$206.24	$303.79	$308.97	$320.14
The NASDAQ Composite Index	100.00	117.06	154.79	167.05	197.48	259.41
Peer Group	100.00	117.30	130.33	123.06	137.68	157.75

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2014, and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of June 30, 2013 and 2014, and for each of the years in the three-year period ended June 30, 2014, are included elsewhere in this report. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Year Ended June 30,
	2010	2011	2012	2013	2014
	(in thousands, except earnings per share data)
Consolidated Statements of Operations Data (1):
Revenues	$595,111	$656,100	$792,990	$802,047	$906,742
Cost of goods sold	377,077	416,834	524,348	511,621	601,742

Gross profit	218,034	239,266	268,642	290,426	305,000
Operating expenses:
Selling, general and administrative	139,830	142,633	151,746	159,761	166,869
Research and development	38,577	45,448	49,565	48,240	44,792
Impairment, restructuring and other charges	2,859	3,424	1,391	7,987	12,044

Total operating expenses	181,266	191,505	202,702	215,988	223,705

Income from operations	36,768	47,761	65,940	74,438	81,295
Interest and other expense, net	1,772	1,026	3,957	5,024	5,440

Income before income taxes	34,996	46,735	61,983	69,414	75,855
Provision for income taxes	11,439	13,313	16,435	25,279	27,961

Net income	$23,557	$33,422	$45,548	$44,135	$47,894

Net income available to common stockholders—diluted	$23,557	$33,422	$45,548	$44,135	$47,894

Basic earnings per common share	$1.32	$1.77	$2.31	$2.21	$2.40

Diluted earnings per common share	$1.28	$1.71	$2.24	$2.15	$2.33

Weighted average shares outstanding—diluted	18,389	19,548	20,330	20,568	20,587

	Year Ended June 30,
	2010	2011	2012	2013	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$51,989	$55,619	$91,452	$34,697	$38,831
Working capital	204,607	244,305	322,464	244,885	269,251
Total assets	513,114	584,916	749,896	952,739	1,024,186
Long-term debt	23,366	2,756	2,467	10,673	10,436
Total debt	36,109	2,977	2,682	71,470	37,255
Total stockholders' equity	313,710	384,800	434,119	478,451	532,213

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

        Security Division.    Through our Security division, we provide security screening, threat detection and non-intrusive inspection products and services worldwide, and provide turnkey security screening solutions. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs, radioactive material and other contraband as well as to screen people. Revenues from our Security division accounted for 49% of our total consolidated revenues for fiscal 2014.

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

        Currently, the U.S. federal government is discussing various options to address sequestration and the U.S. federal government's overall fiscal challenges and we cannot predict the outcome of these efforts. While we believe that national security spending will continue to be a priority, U.S. Government budget deficits and the national debt have created increasing pressure to examine and reduce spending across many federal agencies. We believe that the diversified product portfolio and international customer mix of our Security division position us well to withstand the impact of these uncertainties and even benefit from specific initiatives within various governments. However, depending on how future sequestration cuts are implemented and how the U.S. federal government manages its fiscal challenges, we believe that these federal actions could have a material, adverse effect on our business, financial condition and results of operations.

        On December 5, 2013, we were notified by the U.S. Transportation Security Administration (TSA) that a delivery order that we had received on September 26, 2013, for baggage and handling inspection systems was being terminated for default. The termination resulted from the use of an upgraded X-ray generator component. While the component had been vetted by our Security division's internal quality assurance, we had not met the contractual requirement of obtaining the TSA's approval in advance. The upgraded X-ray generator component has since been approved for use by the TSA. As a result of this termination for default, we were referred to the U.S. Department of Homeland Security (DHS) for further review. Although the results of this review cannot be determined at this time, among other consequences, we could be barred from conducting future business with the U.S. Government for a period of time. We are continuing to work to complete the review process with DHS, but the timing of the completion of this process and the ultimate outcome are currently unknown.

        Healthcare Division.    Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient's bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 24% of our total consolidated revenues for fiscal 2014.

        The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. In addition, there is continued uncertainty regarding the ongoing debates related to the U.S. budget, the debt ceiling and the Affordable Care Act, any of which may impact hospital spending, third-party payor reimbursement and fees to be levied on certain medical device revenues, any of which could adversely affect our business and results of operations. In addition, hospital capital spending appears to have been impacted by strategic uncertainties surrounding the Affordable Care Act and economic pressures. We also believe that the economic slowdown has caused some hospitals and healthcare providers to delay purchases of our products and services. During this period of uncertainty, sales of our healthcare products may be negatively impacted. Although there are indications that a general economic recovery is underway, we cannot predict when the markets will fully recover or when the uncertainties related to the U.S. federal government will be resolved and, therefore, when this period of delayed and diminished purchasing will end. A prolonged delay could have a material adverse effect on our business, financial condition and results of operations.

        Optoelectronics and Manufacturing Division.    Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems, gaming systems and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to original equipment manufacturers, as well as our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for approximately 27% of our total consolidated revenues for fiscal 2014.

  Consolidated Results

        Fiscal 2014 Compared with Fiscal 2013.    We reported consolidated operating profit of $81.3 million for fiscal 2014, a $6.9 million or 9% improvement over the $74.4 million operating profit reported for fiscal 2013. This improved profitability was driven primarily by a 13% increase in sales, which resulted in a $14.6 million increase in gross profit. This increase was partially offset by a $7.1 million increase in SG&A expenses to support our growth and a $4.0 million increase in impairment, restructuring and other charges.

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

        Revenue Recognition.    We recognize revenue from sales of products when title and risk of loss passes, and when terms are fixed and collection is probable. Generally, this occurs upon shipment but there are instances when customer acceptance occurs at our factory where the product is held at the customer's request. In these instances, when we are able to bill our customer and payment is probable, we recognize revenue. Revenue from services includes after-market services, installation and implementation of products, and turnkey security screening services. The portion of revenue for the sale attributable to installation is deferred and recognized when the installation service is provided. In an instance where terms of sale include subjective customer acceptance criteria, revenue is deferred until we have achieved the acceptance criteria. Concurrent with revenue recognition, we accrue estimated product return reserves and warranty expenses. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognized. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product under warranty.

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

        We recognize revenues from out of warranty service maintenance contracts ratably over the term of the contracts. For services not derived from specific maintenance contracts, we recognize service revenues as we perform the services. Deferred revenue for such services arises from payments received from customers for services not yet performed.

        Advances from Customers.    On occasion, we receive advances from customers associated with certain projects. In fiscal 2012, we entered into an agreement with the Mexican government to provide a turnkey security screening solution along the country's borders, and in its ports and airports. Associated with the agreement, we were provided an advance totaling $100 million. We are obligated to provide a guarantee until the advance has been earned. The obligation under this advance is $75 million as of June 30, 2014. Such advances are classified in the consolidated balance sheets as either a current or long-term liability dependent upon when we estimate the corresponding amortization to occur.

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

        We assess qualitative factors of each of our reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such assessments indicated that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill. Thus, we have determined that it is not necessary to proceed with the two-step goodwill impairment test. There was no goodwill impairment for each of the three fiscal years ended June 30, 2014. We evaluate long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment does exist, we measure the impairment loss and record it based on the discounted estimate of future cash flows. In estimating future cash flows, we group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other asset groups. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors.

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

        The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite vesting period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our Common Stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise. We estimate the fair value of restricted stock and restricted stock unit awards on the date of the grant using the market price of our Common Stock on that date. In addition, we are required to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, stock-based compensation expense could differ significantly from the amounts we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as necessary. We recognize the cumulative effect on current and prior periods change in the estimated forfeiture rate as compensation cost in earnings in the period of the revision. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially in the future. Certain shares of restricted stock and restricted stock units vest based upon the achievement of pre-established performance goals. We estimate the fair value of performance-based awards at the date of grant and the probability that the specified performance criteria will be met, adjusted for estimated forfeitures. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based awards if necessary. We amortize the fair values of performance-based awards over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. See Note 7 to the Consolidated Financial Statements for a further discussion of stock-based compensation.

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

	2012	% of Net Sales	2013	% of Net Sales	2014	% of Net Sales	2012-2013 % Change	2013-2014 % Change
	(Dollars in millions)
Security	$391.8	49%	$372.2	46%	$440.4	49%	(5)%	18%
Healthcare	235.6	30%	231.3	29%	222.3	24%	(2)%	(4)%
Optoelectronics / Manufacturing	165.6	21%	198.5	25%	244.0	27%	20%	23%

Total Net Revenues	$793.0		$802.0		$906.7		1%	13%

        Fiscal 2014 Compared with Fiscal 2013.    Net revenues for fiscal 2014 increased $104.7 million, or 13%, to $906.7 million from $802.0 million for fiscal 2013.

        Revenues for the Security division for fiscal 2014 increased $68.2 million, or 18%, to $440.4 million, from $372.2 million for fiscal 2013. The increase was primarily attributable to a $52.0 million increase in revenue from our turnkey screening services in Mexico as the program ramped up in fiscal 2014, and due to growth in the sales of cargo equipment, which increased $33.5 million, including the partial fulfillment of a large Foreign Military Sale to the U. S. Department of Defense. These increases were partially offset by a decrease in the sales of baggage and parcel inspection equipment of $20.2 million.

        Revenues for the Healthcare division for fiscal 2014 decreased $9.0 million, or 4%, to $222.3 million, from $231.3 million for fiscal 2013. The decrease was primarily attributable to an $8.7 million, or 5%, decrease in our patient monitoring product line sales mainly in our North American region as certain hospitals have delayed capital spending.

        Revenues for the Optoelectronics and Manufacturing division for fiscal 2014 increased $45.5 million, or 23%, to $244.0 million from $198.5 million for fiscal 2013. $28.0 million of this increase was attributable to businesses we acquired during the fiscal year. The remaining $17.5 million organic growth, or 9%, was driven by a $25.1 million increase in contract manufacturing sales primarily to customers in the consumer products and industrial businesses, partially offset by a $7.6 million decrease in commercial optoelectronics sales mainly caused by reduced aerospace and defense industry spending.

        Fiscal 2013 Compared with Fiscal 2012.    Net revenues for fiscal 2013 increased $9.0 million, or 1%, to $802.0 million from $793.0 million for fiscal 2012.

        Revenues for the Security division for fiscal 2013 decreased $19.6 million, or 5%, to $372.2 million, from $391.8 million for fiscal 2012. In fiscal 2012, we recognized $94.7 million in revenues related to a single large contract where we served as a prime contractor and hardware systems integrator that was substantially completed in the fourth quarter of the prior year. Excluding the impact of this program, the Security division's sales increased by $69.2 million, or 23%, primarily attributable to the growth of our turnkey screening services business.

        Revenues for the Healthcare division for fiscal 2013 decreased $4.3 million, or 2%, to $231.3 million, from $235.6 million for fiscal 2012. The decrease was primarily attributable to a $3.8 million, or 16%, decrease in our anesthesia product line revenues and a $1.4 million, or 5%, decrease in our cardiology product line revenues partially offset by a $1.2 million, or 1%, increase in our patient monitoring product line sales with increases in our North American and Asian regions. Overall, increases attributable to new product offerings within our patient monitoring product line were offset by sluggish markets.

        Revenues for the Optoelectronics and Manufacturing division for fiscal 2013 increased $32.9 million, or 20%, to $198.5 million from $165.6 million for fiscal 2012. This increase was primarily attributable to a $43.5 million, or 50%, increase in our contract manufacturing sales, as a result of an expanded customer base as we have made new manufacturing services available to such customers, partially offset by a decrease in commercial optoelectronics sales of $10.6 million, or 14%, primarily as a result of reduced sales volumes to customers in the solar energy and healthcare industries, as well as an underperforming European market.

Gross Profit

	2012	% of Net Sales	2013	% of Net Sales	2014	% of Net Sales
	(Dollars in millions)
Gross profit	$268.6	33.9%	$290.4	36.2%	$305.0	33.6%

        Fiscal 2014 Compared with Fiscal 2013.    Gross profit increased $14.6 million, or 5%, to $305.0 million for fiscal 2014, from $290.4 million for fiscal 2013 and was attributable to the 13% increase in sales. Our gross margin during the period decreased to 33.6% from 36.2% for the prior-year period. The decrease was attributable to: (i) the impact of increased revenue from our Optoelectronics and Manufacturing division, which grew faster than our other two divisions, and which historically generates the lowest gross margins across the three division; (ii) the impact of product mix within our Optoelectronics and Manufacturing division, as a higher proportion of sales occurred in the contract manufacturing business, which carries lower gross margins than the optoelectronics business; (iii) the impact of a reduction in revenues in our Healthcare division, which historically generates the highest gross margin across the three divisions and (iv) increased depreciation associated with the ramp up of turnkey operations in our Security division. These factors were partially offset by improvements in margins in the cargo equipment business within our Security division, primarily as a result of more efficient manufacturing processes and economies of scale.

        Fiscal 2013 Compared with Fiscal 2012.    Gross profit increased $21.8 million, or 8%, to $290.4 million for fiscal 2013, from $268.6 million for fiscal 2012. Our gross margin during the period increased to 36.2% from 33.9% for the prior-year period. The increase was primarily attributable to: (i) increased revenue from our turnkey screening services in our Security division, which provided higher margins than product sales and (ii) the impact of lower than average margin related to the single large contract in our Security division where we served as a prime contractor and hardware systems integrator in the prior-year period. These improvements were partially offset by: (i) the impact of the reduced revenue in our Healthcare division, which has historically generated the highest gross margin across the three divisions and (ii) the impact of the increased revenue from our Optoelectronic and Manufacturing division, which has historically generated the lowest gross margin across all three divisions.

Operating Expenses

	2012	% of Net Sales	2013	% of Net Sales	2014	% of Net Sales	2012-2013 % Change	2013-2014 % Change
	(Dollars in millions)
Selling, general and administrative	$151.7	19.1%	$159.8	19.9%	$166.9	18.4%	5%	4%
Research and development	49.6	6.3%	48.2	6.0%	44.8	4.9%	(3)%	(7)%
Impairment, restructuring and other charges	1.4	0.2%	8.0	1.0%	12.0	1.3%	471%	50%

Total operating expenses	$202.7	25.6%	$216.0	26.9%	$223.7	24.7%	7%	4%

Selling, General and Administrative

        SG&A expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses.

        Fiscal 2014 Compared with Fiscal 2013.    For fiscal 2014, SG&A expenses increased by $7.1 million, or 4%, to $166.9 million, from $159.8 million for fiscal 2013. This $7.1 million increase was primarily attributable to increased costs to support our 13% revenue growth and increased professional fees primarily in our Security division. As a percentage of revenue, SG&A expenses were 18.4% for fiscal 2014, compared to 19.9% for the comparable prior year period.

        Fiscal 2013 Compared with Fiscal 2012.    For fiscal 2013, SG&A expenses increased by $8.1 million, or 5%, to $159.8 million, from $151.7 million for fiscal 2012. This $8.1 million increase was primarily attributable to: (i) an increase of $6.6 million of SG&A expenses related to our turnkey screening solutions business; and (ii) an increase of $2.1 million in our Optoelectronics and Manufacturing division in support of our 20% external revenue growth. As a percentage of revenue, SG&A expenses were 19.9% for fiscal 2013, compared to 19.1% for the comparable prior year period.

Research and Development

        Our Security and Healthcare divisions have historically invested substantial amounts in R&D. We intend to continue this trend in future years, although specific programs may or may not continue to be funded and funding levels may fluctuate. R&D expenses included research related to new product development and product enhancement expenditures.

        Fiscal 2014 Compared with Fiscal 2013.    For fiscal 2014, R&D expenses decreased by $3.4 million, or 7%, to $44.8 million, from $48.2 million for fiscal 2013. As a percentage of revenues, R&D expenses were 4.9% in fiscal 2014, compared to 6.0% in fiscal 2013. The decrease in R&D spending in fiscal 2014 was mainly a result of reduced spending related to products that are nearing completion as well as resources moving from R&D activities to support newly developed products in our Security division.

        Fiscal 2013 Compared with Fiscal 2012.    For fiscal 2013, R&D expenses decreased by $3.4 million, or 3%, to $48.2 million, from $49.6 million for fiscal 2012. As a percentage of revenues, R&D expenses were 6.0% in fiscal 2013, compared to 6.3% in fiscal 2012. The decrease in R&D spending in fiscal 2013 was driven mainly by a decrease in spending in our Security division.

Impairment, Restructuring and Other Charges

        For the past several years we have endeavored to align our global capacity and infrastructure with demand by our customers and fully integrate acquisitions, thereby improving our operational efficiency. These activities included reducing excess workforce and capacity, consolidating and relocating certain manufacturing facilities and reviewing the value of certain technologies and product lines. The overall objectives of the restructuring activities were to lower costs and better utilize our existing manufacturing capacity. During fiscal 2012 through 2014, we continued these efforts to further increase operating efficiencies, although we implemented fewer changes than those made in prior fiscal years. Our efforts have helped enhance our ability to improve operating margins, retain and expand existing relationships with customers and attract new business. We may utilize similar measures in the future to realign our operations to further increase our operating efficiencies. The effect of these efforts may materially affect our future operating results.

        Fiscal 2014 Compared with Fiscal 2013.    During fiscal 2014, we incurred $12.0 million of impairment, restructuring and other charges as follows: (i) $2.3 million in our Security and Optoelectronics and Manufacturing divisions for employee termination costs and costs related to facility consolidations; (ii) $2.0 million in our Healthcare division related to our move into a new building to serve as the division's headquarters and primary manufacturing facility; (iii) $5.8 million of costs incurred within our Security division related to contract issues with the U. S. federal government; (iv) $1.3 million in our Corporate segment for debt restructuring costs related to the amendment of our credit agreement that was completed in the fourth quarter of fiscal 2014 and (v) $0.6 million of professional fees associated with defending a class action complaint that was filed against the Company and recorded in our Corporate segment. See description of costs incurred in fiscal 2013 in the section below.

        Fiscal 2013 Compared with Fiscal 2012.    During fiscal 2013, we incurred $8.0 million of impairment, restructuring and other charges primarily related to headcount reductions and facility consolidation, and in conjunction with our agreement with the Transportation Security Agency (TSA) related to the Rapiscan Secure 1000SP Advanced Imaging Technology system and associated Automated Target Recognition software and our related agreement with the U.S. Department of Homeland Security (DHS). Of this amount, $2.4 million was recorded within our Healthcare division, $5.0 million was recorded within our Security division, and $0.6 million was recorded within our Optoelectronics and Manufacturing division. During fiscal 2012, we incurred $1.4 million of restructuring and other charges primarily related to headcount reductions and facility consolidation. Of this amount, $0.2 million was recorded within our Healthcare division, $0.3 million was recorded within our Security division, and $0.9 million was recorded within our Corporate segment.

Interest Expense and Other Income, net

        Interest expense and other income, net includes interest expense related to our credit facility and other debt, the impact of foreign currency forward contracts that were not treated as cash flow hedges and other non-operating expense and income items.

        Fiscal 2014 Compared with Fiscal 2013.    In fiscal 2014, our interest expense and other income, net was $5.4 million, compared to $5.0 million in fiscal 2013. This increase was primarily due to the prior-year favorable impact of the gain related to the performance of foreign currency forward contracts. The net interest expense in fiscal 2014 associated with borrowings and the utilization of the letters-of-credit facility were similar to fiscal 2013.

        Fiscal 2013 Compared with Fiscal 2012.    In fiscal 2013, our interest expense and other income, net was $5 million, compared to $4 million in fiscal 2012. This $1.0 million increase was due to increased borrowings under our revolving credit facility to fund the investment in the Mexican turnkey services program, higher utilization of the letters-of-credit facility and the new mortgage debt associated with the acquisition of a building. This was partially offset by a gain related to the performance of foreign currency forward contracts, which were not treated as cash flow hedges.

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

        Fiscal 2014 Compared with Fiscal 2013.    In fiscal 2014, our income tax expense was $28.0 million, compared to $25.3 million for fiscal 2013, resulting in an effective tax rate of 36.9% in fiscal 2014 and 36.4% in fiscal 2013. Included within the fiscal 2014 expense was a non-cash tax charge of $7.6 million as a result of electing to accelerate the tax depreciation of certain fixed assets related to our turnkey screening solutions program in Mexico. This election resulted in cash tax savings of approximately $21 million in fiscal 2014. Similarly, included in the fiscal 2013 expense was a non-cash tax charge of $6.8 million as a result of electing to accelerate the tax depreciation of certain fixed assets related to our turnkey screening solution program in Mexico. This prior year election resulted in cash tax savings of approximately $26 million. However, in both fiscal 2014 and 2013, portions of the tax bases of the underlying assets were forfeited resulting in a non-cash tax charge in the year the election was made. Excluding the impact of these charges, our effective tax rate would have been 26.8% in fiscal 2014 and 26.6% in fiscal 2013. Effective for tax years beginning January 1, 2014, the election to accelerate depreciation is no longer available in the Mexican tax code. Therefore, a similar election is not expected to be made in future years.

        Fiscal 2013 Compared with Fiscal 2012.    In fiscal 2013, our income tax expense was $25.3 million, compared to an income tax expense of $16.4 million for fiscal 2012, resulting in an effective tax of 36.4% in fiscal 2013 and 26.5% in fiscal 2012. The tax expense and effective tax rate for fiscal 2013 was impacted by the tax charge discussed in the previous paragraph. Excluding the impact of this charge, our effective tax rate for fiscal 2013 would have been 26.6%.

Liquidity and Capital Resources

        Over the past several years our principle sources of liquidity have been our cash and cash equivalents, cash generated from operations and our credit facility. Cash and cash equivalents totaled $38.8 million at June 30, 2014, an increase of $4.1 million, or 12%, from $34.7 million at June 30, 2013. During fiscal 2014, we generated $129.2 million of cash flow from operations. The majority of the proceeds were used for the following: $54.6 million invested in capital expenditures, $35.0 million in the repayment of bank lines of credit, $17.6 million for the acquisition of businesses and other assets and $20.6 million for the repurchase of our Common Stock, including net share settlement of equity awards. If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements.

        We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future. In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit, as accounting earnings in the U.S. are not necessarily indicative of cash flows since earnings are generally reduced by non-cash expenses including depreciation, amortization, and stock-based compensation.

        The changes in our working capital and cash and cash equivalent balances are described below.

	2012	2013	2014	2012-2013 % Change	2013-2014 % Change
	(Dollars in millions)
Working capital	$322.5	$244.9	$269.3	(24)%	10%
Cash and cash equivalents	91.5	34.7	38.8	(62)%	12%

Working Capital

        During fiscal 2014, working capital increased by $24.4 million or 10%. The most significant increases in working capital were due to: (i) the reduction in our borrowing under our bank lines of credit of $35.0 million; (ii) the increase in the level of current deferred tax assets of $31.9 million; (iii) the increased level of inventories of $27.9 million and (iv) a $22.6 million decrease in the level of accounts payables. Partially offsetting these increases in working capital were: (i) an increase in deferred revenue of $42.5 million; (ii) a decrease in accounts receivables of $21.0 million; (iii) a $19.3 increase in other accrued expenses and current liabilities and (iv) a $6.8 million reduction in prepaid expenses and other current assets.

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

	2012	2013	2014	2012-2013 % Change	2013-2014 % Change
	(Dollars in millions)
Cash provided by (used in):
Operating activities	$120.6	$58.7	$129.2	(51)%	120%
Investing activities	(81.2)	(167.9)	(72.2)	107%	(57)%
Financing activities	(1.7)	51.1	(54.3)	NM	NM

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

        Fiscal 2014 Compared with Fiscal 2013.    Cash generated by operating activities in fiscal 2014 was $129.2 million, an increase of $70.5 million, or 120%, from fiscal 2013. This increase was primarily due to changes in working capital in the current-year period when compared to the prior-year period, including: (i) a $79.7 increase in the change in cash flow from accounts receivables due partially to the increased level of focus on improving our days sales outstanding and collecting delinquent receivables from our turnkey program in Mexico; and (ii) a $46.2 million increase in the change in cash flow from deferred revenue as well as due to the $32.9 million increase in net income for fiscal 2014 after giving consideration to non-cash operating items including depreciation and amortization, stock-based compensation and deferred taxes among others as compared to the prior-year period. These favorable changes in cash flow were partially offset by the following unfavorable changes in working capital: (i) a $66.6 million decrease in the change in cash from accounts payable and (ii) a $16.1 million decrease in the change from prepaid expenses and other current assets.

        Fiscal 2013 Compared with Fiscal 2012.    Cash generated by operating activities in fiscal 2013 was $58.7 million, a decrease of $61.9 million, or 51%, from fiscal 2012. This decrease was primarily due to changes in working capital in the current-year period when compared to the prior-year period, including: (i) a $109.8 million decrease in the change in cash flow from advances received from customers; (ii) a $36.2 million decrease in the change in cash flow from accounts receivables as average days sales outstanding increased in the current year; and (iii) a $13.8 million decrease in the change in cash flow from deferred revenue as deferred revenue as of the prior-year end was earned in fiscal 2013. These unfavorable changes in working capital were partially offset by the following favorable changes in working capital: (i) a $53.4 million increase in cash from accounts payable as days payments to vendors increased compared to the prior year; (ii) a $27.0 million increase in net income for the twelve months ended June 30, 2013, after giving consideration to non-cash operating items including depreciation and amortization, stock-based compensation and deferred taxes, among others; and (iii) a $21.5 million increase in cash from changes in prepaid expenses and other current assets.

Cash Used in Investing Activities

        The changes in cash flows from investing activities were primarily related to capital expenditures as well as the acquisition of businesses and other assets to support our growth plans.

        Fiscal 2014 Compared with Fiscal 2013.    Net cash used in investing activities was $72.2 million in fiscal 2014, a decrease of $95.7 million, or 57%, as compared to the $167.9 million used in fiscal 2013. During fiscal 2014, we invested $54.6 million in capital expenditures as compared to $157.4 million in the comparable prior-year period. This decrease was primarily a result of the timing of capital expenditures in support of our turnkey screening program in Mexico. During fiscal 2014, we also used cash of $17.6 million for the acquisitions of businesses and other assets as compared to $10.5 million in the comparable prior-year period.

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

        Fiscal 2014 Compared with Fiscal 2013.    Net cash used in financing activities was $54.3 million in fiscal 2014, compared to net cash provided by financing activities of $51.1 million in fiscal 2013. In fiscal 2014 we paid down our outstanding bank lines of credit by using $35.0 million as compared to receiving $59.0 million in the comparable prior-year period. In fiscal 2014, we repurchased $20.6 million of our Common Stock including net settlement of equity awards compared to $22.4 million for the comparable prior-year period. In addition, cash provided by financing in the prior year period included a new term loan of $11.1 million for our new headquarters in our Healthcare division.

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

Borrowings

        Outstanding lines of credit and current and long-term debt totaled $37.3 million at June 30, 2014, a decrease of $34.2 million from $71.5 million at June 30, 2013. See Note 6 to the Consolidated Financial Statements for further discussion.

        The following is a summary of our contractual obligations and commitments at June 30, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Total debt	$37,255	$26,819	$4,910	$3,707	$1,819
Operating leases	$20,191	$9,581	$8,616	$1,994	$—
Purchase obligations	$45,505	$45,178	$327	$—	$—
Defined benefit plan obligation	$8,006	$162	$384	$1,083	$6,377

Total contractual obligations	$110,957	$81,740	$14,237	$6,784	$8,196

Other Commercial Commitments—letters of credit	$124,718	$22,059	$3,070	$96,567	$3,022

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

Cash Held by Foreign Subsidiaries

        Our cash, cash equivalents, and investments totaled $38.8 million at June 30, 2014. Of this amount, approximately 83% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Malaysia and the United Kingdom, and to a lesser extent in Mexico, India, Singapore, China, Germany and Canada amongst others. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event that funds from foreign operations are needed to fund operations in the United States and if U.S. taxes have not been previously provided on the related earnings, we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Stock Repurchase Program

        Our Board of Directors authorized a stock repurchase program under which we may repurchase up to 4,000,000 shares of our Common Stock. During fiscal 2014, we repurchased 165,845 shares under this program. As of June 30, 2014, 1,219,195 shares were available for additional repurchase under the program. Upon repurchase, the shares are restored to the status of authorized but unissued shares and we record them as a reduction in the number of shares of Common Stock issued and outstanding in our Consolidated Financial Statements.

Off Balance Sheet Arrangements

        As of June 30, 2014, we had no off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K, other than those previously disclosed.

New Accounting Pronouncements

        For information with respect to new accounting pronouncements and the impact of these pronouncements on our Consolidated Financial Statements, see Note 1 to the Consolidated Financial Statements.

Related-Party Transactions

        In 1994, we, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our Chairman and Chief Executive Officer owns a 10.5% interest, and our Executive Vice President and the President of our Security division owns a 4.5% ownership interest. Our initial investment was $0.1 million. For the years ended June 30, 2012 and 2013, our equity earnings in the joint venture amounted to $0.4 million and $0.1 million respectively. There was no equity earnings in the joint venture recognized for the year ended June 30, 2014. We, our Chairman and Chief Executive Officer and our Executive Vice President and the President of our Security division collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of our subsidiaries are suppliers to the joint venture, which in turn manufactures and sells the resulting products. Sales to the joint venture for fiscal 2012, 2013 and 2014 were approximately $5.8 million, $5.7 million and $5.2 million, respectively. Receivables from the joint venture were $0.3 million and $0.6 million as of June 30, 2013 and 2014, respectively.

        We have contracted with entities owned by our Chief Executive Officer and/or his family members to provide messenger services, auto rental and printing services. Such costs in fiscal 2012, 2013 and 2014, were approximately $79,000, $76,000 and $31,000, respectively.

UNAUDITED QUARTERLY RESULTS

        The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2013 and 2014 (in thousands, except per share data):

	Quarter Ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
	(Unaudited)
Revenues	$181,694	$194,049	$198,409	$227,895
Costs of goods sold	120,339	123,961	126,571	140,750

Gross profit	61,355	70,088	71,838	87,145

Operating expenses:
Selling, general and administrative	39,925	36,829	37,752	45,255
Research and development	11,316	11,858	12,386	12,680
Impairment, restructuring and other charges	—	2,723	2,286	2,978

Total operating expenses	51,241	51,410	52,424	60,913

Income from operations	10,114	18,678	19,414	26,232
Interest and other expense, net	1,097	1,386	1,341	1,200

Income before provision for income taxes	9,017	17,292	18,073	25,032
Provision for income taxes	2,678	4,872	4,544	13,185

Net income	$6,339	$12,420	$13,529	$11,847

Basic earnings per common share	$0.32	$0.62	$0.68	$0.59

Diluted earnings per common share	$0.31	$0.60	$0.66	$0.58

	Quarter Ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
	(Unaudited)
Revenues	$206,274	$236,408	$203,956	$260,104
Costs of goods sold	138,328	155,469	133,449	174,496

Gross profit	67,946	80,939	70,507	85,608

Operating expenses:
Selling, general and administrative	42,214	45,556	39,399	39,700
Research and development	11,020	11,175	10,579	12,018
Impairment, restructuring and other charges	4,239	2,179	2,507	3,119

Total operating expenses	57,473	58,910	52,485	54,837

Income from operations	10,473	22,029	18,022	30,771
Interest and other expense, net	1,470	1,503	1,370	1,097

Income before provision for income taxes	9,003	20,526	16,652	29,674
Provision for income taxes	2,609	5,953	11,851	7,548

Net income	$6,394	$14,573	$4,801	$22,126

Basic earnings per common share	$0.32	$0.73	$0.24	$1.11

Diluted earnings per common share	$0.31	$0.71	$0.23	$1.07

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

Foreign Currency

        Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. We conduct business in more than 20 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain (loss) of approximately $0.4 million, $1.8 million and $(1.8) million for the fiscal years ended June 30, 2012, 2013 and 2014, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $12.0 million in fiscal 2014. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $12.0 million in fiscal 2014.

Use of Derivatives

        Our use of derivatives consists primarily of an interest swap agreement. As discussed in Note 1 to the Consolidated Financial Statements, we had an interest rate swap of $8.4 million outstanding as of June 30, 2014.

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

Interest Rate Risk

        The principal maturity and estimated value of our long-term debt exposure as of June 30, 2014 are as follows (in thousands):

	Maturity
	2015	2016	2017	2018	2019	2020 and thereafter	Total	Fair Value
Secured long term loans	$2,819	$2,606	$2,304	$1,887	$1,820	$1,819	$13,255	$13,255
Average interest rate	2.1%	2.1%	2.1%	2.0%	1.8%	1.7%	2.1%

        The principal maturity and estimated value of our long-term debt exposure as of June 30, 2013 were as follows (in thousands):

	Maturity
	2014	2015	2016	2017	2018	2019 and thereafter	Total	Fair Value
Secured long term loans and capital lease obligations	$1,797	$1,797	$1,797	$1,797	$1,797	$3,485	$12,470	$12,470
Average interest rate	2.1%	2.1%	2.1%	2.1%	2.1%	2.1%	2.1%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        We make reference here to the Index to Consolidated Financial Statements that appears on page F-1 of this report. The Report of Independent Registered Public Accounting Firm from Moss Adams LLP, the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and Schedule II—Valuation and Qualifying Accounts listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into this Item 8.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of June 30, 2014, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) of the Securities and Exchange Act of 1934, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2014.

        Moss Adams LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of OSI Systems, Inc. and on the effectiveness of our internal control over financial reporting. The report of Moss Adams LLP is contained in this annual report.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2014.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2014.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2014.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2014.

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

OSI SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OSI Systems, Inc.:

        We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and Subsidiaries (the "Company") as of June 30, 2013 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the index at Item 15 in Schedule II. We also have audited the Company's internal control over financial reporting as of June 30, 2014, based on the 1992 criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSI Systems, Inc. and Subsidiaries as of June 30, 2013 and 2014, and the consolidated results of their operations, their comprehensive income and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, OSI Systems, Inc. and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the 1992 criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MOSS ADAMS LLP
Los Angeles, California
August 27, 2014

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,
	2013	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,697	$38,831
Accounts receivable, net	206,817	185,773
Inventories	206,213	234,138
Deferred taxes	41,617	73,510
Prepaid expenses and other current assets	53,780	46,978

Total current assets	543,124	579,230
Property and equipment, net	249,029	260,479
Goodwill	83,743	92,607
Intangible assets, net	36,603	43,615
Other assets	40,240	48,255

Total assets	$952,739	$1,024,186

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$59,000	$24,000
Current portion of long-term debt	1,797	2,819
Accounts payable	97,050	74,460
Accrued payroll and related expenses	28,503	32,997
Advances from customers	37,432	38,493
Deferred revenue	18,131	60,677
Income taxes payable	19,659	20,556
Other accrued expenses and current liabilities	36,667	55,977

Total current liabilities	298,239	309,979
Long-term debt	10,673	10,436
Advances from customers	75,000	50,000
Deferred income taxes	46,365	73,161
Other long-term liabilities	44,011	48,397

Total liabilities	474,288	491,973

Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.001 par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value—authorized, 100,000,000 shares; issued and outstanding, 19,914,089 and 19,942,923 shares at June 30, 2013 and 2014, respectively	285,001	287,434
Retained earnings	199,786	247,680
Accumulated other comprehensive loss	(6,336)	(2,901)

Total stockholders' equity	478,451	532,213

Total liabilities and stockholders' equity	$952,739	$1,024,186

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2012	2013	2014
Net revenues:
Products	$678,490	$600,279	$654,040
Services	114,500	201,768	252,702

Total net revenues	792,990	802,047	906,742
Cost of goods sold:
Products	447,268	397,061	453,709
Services	77,080	114,560	148,033

Total cost of goods sold	524,348	511,621	601,742

Gross profit	268,642	290,426	305,000

Operating expenses:
Selling, general and administrative	151,746	159,761	166,869
Research and development	49,565	48,240	44,792
Impairment, restructuring and other charges	1,391	7,987	12,044

Total operating expenses	202,702	215,988	223,705

Income from operations	65,940	74,438	81,295
Interest and other expense, net	3,957	5,024	5,440

Income before income taxes	61,983	69,414	75,855
Provision for income taxes	16,435	25,279	27,961

Net income	$45,548	$44,135	$47,894

Earnings per share:
Basic	$2.31	$2.21	$2.40

Diluted	$2.24	$2.15	$2.33

Shares used in per share calculation:
Basic	19,732	19,956	19,952

Diluted	20,330	20,568	20,587

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2012	2013	2014
Net income	$45,548	$44,135	$47,894
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,597)	(2,359)	2,795
Defined benefit pension plans	(763)	194	606
Net unrealized gain (loss) on investments and derivatives	(73)	117	34

Other comprehensive income (loss)	$(6,433)	$(2,048)	$3,435

Comprehensive income	$39,115	$42,087	$51,329

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common
				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance—June 30, 2011	19,507,065	$272,552	$110,103	$2,145	$384,800
Exercise of stock options	140,385	2,492	—	—	2,492
Vesting of restricted shares	208,376	—	—	—	—
Net tax benefit of stock options exercised/forfeited	—	3,187	—	—	3,187
Shares issued under employee stock purchase program	82,752	2,391	—	—	2,391
Stock compensation expense	—	8,530	—	—	8,530
Repurchase of common stock	(67,037)	(3,927)	—	—	(3,927)
Taxes paid related to net share settlement of equity awards	(50,477)	(2,469)	—	—	(2,469)
Net income	—	—	45,548	—	45,548
Other comprehensive loss	—	—	—	(6,433)	(6,433)

Balance—June 30, 2012	19,821,064	$282,756	$155,651	$(4,288)	$434,119
Exercise of stock options	117,705	1,835	—	—	1,835
Vesting of restricted shares	236,070	—	—	—	—
Net tax benefit of stock options exercised/forfeited	—	3,566	—	—	3,566
Shares issued under employee stock purchase program	85,056	2,840	—	—	2,840
Stock compensation expense	—	16,446	—	—	16,446
Repurchase of common stock	(200,732)	(12,012)	—	—	(12,012)
Taxes paid related to net share settlement of equity awards	(145,074)	(10,430)	—	—	(10,430)
Net income	—	—	44,135	—	44,135
Other comprehensive loss	—	—	—	(2,048)	(2,048)

Balance—June 30, 2013	19,914,089	$285,001	$199,786	$(6,336)	$478,451
Exercise of stock options	1,169	47	—	—	47
Vesting of restricted shares	283,091	—	—	—	—
Net tax benefit of stock options exercised/forfeited	—	4,573	—	—	4,573
Shares issued under employee stock purchase program	29,185	1,455	—	—	1,455
Stock compensation expense	—	16,983	—	—	16,983
Repurchase of common stock	(165,845)	(12,056)	—	—	(12,056)
Taxes paid related to net share settlement of equity awards	(118,766)	(8,569)	—	—	(8,569)
Net income	—	—	47,894	—	47,894
Other comprehensive income	—	—	—	3,435	3,435

Balance—June 30, 2014	19,942,923	$287,434	$247,680	$(2,901)	$532,213

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2012	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,548	$44,135	$47,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,199	27,507	54,239
Stock based compensation expense	8,530	16,446	16,983
Provision for losses on accounts receivable	417	3,563	229
Tax benefit of share based compensation plan	3,187	3,566	4,573
Deferred income taxes provision (benefit)	(1,457)	3,604	7,936
Other	(224)	299	121
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(17,445)	(53,568)	26,180
Inventories	(24,525)	(12,894)	(21,026)
Prepaid expenses and other current assets	(5,019)	20,547	4,485
Accounts payable	(12,925)	40,476	(26,143)
Accrued payroll and related expenses	2,093	4,158	4,524
Advances from customers	99,025	(10,736)	(23,944)
Accrued warranties	3,126	(4,634)	(1,866)
Deferred revenue	8,279	(5,563)	40,630
Other accrued expenses and current liabilities	(8,246)	(18,241)	(5,645)

Net cash provided by operating activities	120,563	58,665	129,170

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(68,490)	(157,367)	(54,598)
Acquisition of businesses, net of cash acquired	(7,989)	(6,087)	(11,740)
Acquisition of intangible and other assets	(4,703)	(4,399)	(5,896)

Net cash used in investing activities	(81,182)	(167,853)	(72,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on bank lines of credit	—	59,000	(35,000)
Proceeds from long-term debt	—	11,100	3,497
Payments on long-term debt	(217)	(1,274)	(3,667)
Proceeds from exercise of stock options and employee stock purchase plan	4,883	4,674	1,501
Repurchase of common shares	(3,927)	(12,011)	(12,056)
Taxes paid related to net share settlement of equity awards	(2,469)	(10,431)	(8,569)

Net cash provided by (used in) financing activities	(1,730)	51,058	(54,294)

Effect of exchange rate changes on cash	(1,818)	1,375	1,492

Net increase (decrease) in cash and cash equivalents	35,833	(56,755)	4,134
Cash and cash equivalents—beginning of year	55,619	91,452	34,697

Cash and cash equivalents—end of year	$91,452	$34,697	$38,831

Supplemental disclosure of cash flow information:
Interest	$3,168	$3,480	$4,659
Income taxes	$7,150	$12,289	$18,552

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED JUNE 30, 2014

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

        Through its Security division, the Company provides security screening, threat detection and non-intrusive inspection products and related services globally. These products fall into the following categories: baggage and parcel inspection systems; cargo and vehicle inspection systems; hold (checked) baggage screening systems; people screening; radiation detection; and trace detection. In addition to these products, the Company provides site design, installation, training and technical support services to its customers. The Company also provides turnkey security screening solutions, which can include the construction, staffing and long-term operation of security screening checkpoints for its customers.

        Through its Healthcare division, the Company designs, manufactures, markets and services patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems, and related supplies and accessories worldwide. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians' offices, medical clinics and ambulatory surgery centers.

        Through its Optoelectronics and Manufacturing division, the Company designs, manufactures and markets optoelectronic devices and provides electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostic products, telecommunications, computer peripherals, industrial automation systems, automotive diagnostic systems, gaming systems and consumer products. This division provides products and services to original equipment manufacturers and end users as well as to the Company's own Security and Healthcare divisions.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

        Reclassifications—Certain reclassifications have been made to prior year amounts within the Consolidated Balance Sheet and Consolidated Statement of Cash Flows to conform to the current year's presentation.

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

        Components of accounts receivable consisted of:

	June 30,
	2013	2014
Billed receivables	$179,458	$189,489
Unbilled receivables	34,636	1,975
Less allowance for doubtful accounts	(7,277)	(5,691)

Total	$206,817	$185,773

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

        Goodwill and Other Intangible Assets and Valuation of Long-Lived Assets—Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill is allocated to the Company's segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is annually tested for impairment during the Company's second quarter and more often if there is an indicator of impairment. Intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. The Company assesses qualitative factors of each of its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such assessments indicated that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill. Thus, the Company has determined that it is not necessary to proceed with the two-step goodwill impairment test. There was no goodwill impairment for each of three fiscal years ended June 30, 2014.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

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

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. "Level 1" category includes assets and liabilities at the quoted prices in active markets for identical assets and liabilities. "Level 2" category includes assets and liabilities from observable inputs other than quoted market prices. "Level 3" category includes assets and liabilities whose valuation techniques are unobservable and significant to the fair value measurement. There were no assets or liabilities where "Level 3" valuation techniques were used, and there were no assets and liabilities measured at fair value on a non-recurring basis.

        The following is a summary of the investments carried at fair value (in thousands):

	Level 1	Level 2	June 30, 2013	Level 1	Level 2	June 30, 2014
Equity securities	316	—	316	914	—	914
Insurance company contracts	—	13,914	13,914	—	17,383	17,383
Interest rate contract	—	66	66	—	28	28

Total	$316	$13,980	$14,296	$914	$17,411	$18,325

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

        Derivative Instruments and Hedging Activity—The Company's use of derivatives consists of an interest rate swap agreement. The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to variable, LIBOR-based debt for the duration of the term loan. The interest rate swap matures in October 2019. The interest rate swap is considered an effective cash flow hedge, and, as a result, the net gains or losses on such instrument were reported as a component of Other comprehensive income in the Consolidated Financial Statements and are reclassified as net income when the hedge transaction settles.

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

        Revenue from turnkey services agreements is included in revenue from services. In certain agreements, revenue is recognized based upon proportional performance, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. The impact of changes in the estimated hours to service the agreement is reflected in the period during which the change becomes known. Deferred revenue for such agreements arises when payments from customers are received in advance of revenue recognition.

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

        Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period for all stock-based awards granted or modified. Certain restricted awards vest based on the achievement of pre-established performance goals. The fair value of performance-based awards is estimated at the date of grant and the probability that the specified performance criteria will be met, adjusted for estimated forfeitures. Each quarter the Company

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

updates the assessment of the probability that the specified performance criteria will be achieved and adjusts the estimate of the fair value of the performance-based awards if necessary. The Company amortizes the fair value of performance-based awards over the requisite service period for each separately vesting tranche of the award. See Note 7 to the Consolidated Financial Statements.

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

        Credit Risk and Concentration—Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company restricts investments in cash equivalents to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's worldwide customer base. As of June 30, 2013, one customer accounted for 16% of accounts receivable; while a different customer accounted for 13% of accounts receivable as of June 30, 2014. During fiscal 2012, one customer accounted for 12% of revenues, while a different customer accounted for 14% of revenues during fiscal 2014. There were no customers accounting for more than 10% of revenues during fiscal 2013. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses.

        The Company has a key single-source vendor to supply an integral component in its cargo product lines in the Security division. The Company also relies primarily on a vendor that provides key components to the Optoelectronics and Manufacturing division. While management believes that relying on key vendors improves the efficiency and reliability of business operations, relying on any one vendor for a significant aspect of business can have a significant negative impact on revenue and profitability if that vendor fails to perform at acceptable service levels for any reason, including financial difficulties of the vendor.

        Foreign Currency Translation—The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains and losses, which were included in the Company's consolidated statement of operations, amounted to a gain (loss) of approximately $0.4 million, $1.8 million and $(1.8) million for the fiscal years ended June 30, 2012, 2013 and 2014, respectively.

        Business Combinations—During the normal course of business the Company makes acquisitions. In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is provided. The acquisition method of accounting for business combinations requires the Company to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination) in a manner that is generally similar to the previous purchase method of accounting.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

        Under the acquisition method of accounting the Company recognizes separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value. The Company measures goodwill as of the acquisition date as the excess of consideration transferred, which the Company also measures at fair value, over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that the Company incurs to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and the Company charges them to general and administrative expense as they are incurred. Under the acquisition method the Company also accounts for acquired company restructuring activities that the Company initiates separately from the business combination. Should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, the Company reports provisional amounts in its financial statements. During the measurement period, the Company adjusts the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we record those adjustments to our financial statements. The Company applies those measurement period adjustments that the Company determines to be significant retrospectively to comparative information in its financial statements, including adjustments to depreciation and amortization expense.

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

        The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended June 30 (in thousands, except earnings per share data):

	2012	2013	2014
Net income available to common stockholders	$45,548	$44,135	$47,894

Weighted average shares outstanding—basic	19,732	19,956	19,952
Dilutive effect of stock options	598	612	635

Weighted average of shares outstanding—diluted	20,330	20,568	20,587

Basic earnings per share	$2.31	$2.21	$2.40

Diluted earnings per share	$2.24	$2.15	$2.33

        Provision for Warranties—The Company offers its customers warranties on many of the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred.

Provision for Warranties (in thousands)
Balance on June 30, 2011	$14,530
Warranty claims provision	8,620
Settlements made	(5,588)

Balance on June 30, 2012	$17,562
Warranty claims provision	1,948
Settlements made	(6,620)

Balance on June 30, 2013	$12,890
Warranty claims provision	5,573
Settlements made	(6,540)

Balance on June 30, 2014	$11,923

        Recent Accounting Updates Not Yet Adopted—In May 2014, the Financial Accounting Standards Board issued an accounting standards update amending revenue recognition requirements for multiple-deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The update is effective for annual reporting periods after December 15, 2016 and for interim reporting periods within that reporting period. Early adoption is not permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

2.    INVENTORIES

        Inventory consisted of the following (in thousands):

	June 30,
	2013	2014
Raw materials	$117,416	$117,945
Work-in-process	37,337	33,394
Finished goods	51,460	82,799

Total	$206,213	$234,138

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

3.    PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (in thousands):

		June 30,
	Estimated Useful Lives
		2013	2014
Land	N/A	$8,365	$13,651
Buildings and improvements	5-40 years	102,187	163,952
Leasehold improvements	1-25 years	9,302	9,744
Equipment and tooling	3-10 years	135,437	154,367
Furniture and fixtures	3-13 years	3,551	4,017
Computer equipment	3-5 years	14,309	17,466
Computer software	3-10 years	15,209	15,670
Construction in process	N/A	48,713	12,650

Total		337,073	391,517
Less accumulated depreciation and amortization		(88,044)	(131,038)

Property and equipment, net		$249,029	$260,479

        During fiscal 2012, 2013 and 2014, depreciation expense was approximately $15.5 million, $22.6 million and $49.9 million, respectively.

4.    GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for fiscal 2013 and 2014 are as follows (in thousands):

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Consolidated
Balance as of June 30, 2012	$27,583	$35,887	$18,679	$82,149
Goodwill acquired or adjusted during the period	798	—	701	1,499
Foreign currency translation adjustment	165	(60)	(10)	95

Balance as of June 30, 2013	$28,546	$35,827	$19,370	$83,743
Goodwill acquired or adjusted during the period	784	1,018	5,730	7,532
Foreign currency translation adjustment	177	392	763	1,332

Balance as of June 30, 2014	$29,507	$37,237	$25,863	$92,607

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

        Intangible assets subject to amortization consisted of the following (in thousands):

		June 30, 2013			June 30, 2014
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	7 years	$17,350	$5,396	$11,954	$21,165	$6,716	$14,449
Patents	20 years	5,400	635	4,765	6,566	765	5,801
Core technology	10 years	2,058	1,728	330	2,289	2,150	139
Developed technology	11 years	20,002	14,620	5,382	18,308	11,559	6,749
Customer relationships/backlog	7 years	9,178	5,624	3,554	11,419	7,011	4,408

Total amortizable assets		53,988	28,003	25,985	59,747	28,201	31,546
Non-amortizable assets:
Trademarks		10,618	—	10,618	12,069	—	12,069

Total intangible assets		$64,606	$28,003	$36,603	$71,816	$28,201	$43,615

        Amortization expense for fiscal 2012, 2013 and 2014 was $4.7 million, $4.9 million and $4.3 million, respectively. Future acquisitions could cause these amounts to increase. At June 30, 2014, estimated future amortization expense was as follows (in thousands):

2015	$3,019
2016	2,902
2017	3,073
2018	3,059
2019	2,906
Thereafter, including assets that have not yet begun to be amortized	16,587

Total	$31,546

        Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in thereafter in the table above. During fiscal 2012, 2013 and 2014, the Company capitalized software development costs in the amount of $2.1 million, $2.2 million and $3.0 million, respectively.

5.    IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

        In response to challenging worldwide economic conditions, the Company continued to optimize its cost structure by reducing excess workforce and facilities and consolidating and relocating certain manufacturing facilities. In addition, as a result of a contract settlement with the Transportation Security Agency (TSA) in fiscal 2013 related to the Rapiscan Secure 1000SP Advanced Imaging Technology system and associated Automated Target Recognition software and the Company's related agreement with the U.S. Department of Homeland Security

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

(DHS), and other contract issues with U.S. Government agencies, the Company incurred charges, including the write-off of inventory, removal and storage costs for products previously sold to the TSA and legal costs; and recognized the impairment of related capitalized software development costs. In fiscal 2014, the Company recognized additional charges related to a termination for default of a contract with the TSA as well as contract issues with other U.S. Government agencies. The related accruals are included in other accrued expenses and current liabilities in the consolidated balance sheets. The following table analyzes the key components of impairment, restructuring and other charges throughout fiscal 2012, 2013 and 2014:

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Consolidated
Accrued balance as of June 30, 2011	$465	$179	$104	$28	$776
Expensed during the year
Facility closure	—	—	233	—	233
Employee termination costs	290	170	698	—	1,158

Total expensed during year	290	170	931	—	1,391
Paid or incurred during the year	458	179	1,029	19	1,685

Accrued balance as of June 30, 2012	$297	$170	$6	$9	$482

Expensed during the year
Facility closure	—	2,309	344	—	2,653
Employee termination costs	781	57	246	—	1,084
Charges related to contract settlement	3,155	—	—	—	3,155
Impairment of software development costs	1,095	—	—	—	1,095

Total expensed during the year	5,031	2,366	590	—	7,987
Paid or incurred during the year	4,285	897	530	9	5,721

Accrued balance as of June 30, 2013	$1,043	$1,639	$66	—	$2,748

Expensed during the year
Facility closure / consolidations (1)	—	2,009	763	—	2,772
Employee termination costs (2)	886	—	669	—	1,555
Charges related to government contract issues (3)	5,798	—	—	—	5,798
Charges related to class action litigation	—	—	—	594	594
Debt restructuring (4)	—	—	—	1,325	1,325

Total expensed during the year	6,684	2,009	1,432	1,919	12,044
Paid or incurred during the year	5,912	2,598	1,430	1,919	11,859

Accrued balance as of June 30, 2014	$1,815	$1,050	$68	—	$2,933

(1)
The facility closure within the Healthcare division began in fiscal 2013 and was completed during the first quarter of fiscal 2014. The facility consolidations within the Optoelectronics and Manufacturing division began during the first quarter of fiscal 2014 and are expected to be completed during first half of fiscal 2015.
(2)
The employee termination costs within the Security division were incurred as a result of management restructuring. The employee termination costs within the Optoelectronics and Manufacturing division related to facility consolidations.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

(3)
These costs related to contract issues with the TSA and other U.S. Government agencies. These costs include removal, storage and refurbishing costs for products previously sold to the TSA as required by the termination, and legal and other costs.
(4)
Debt restructuring costs relate to the amendment of the Company's credit agreement that was completed in the fourth quarter of fiscal 2014.

6.    LINE-OF-CREDIT BORROWINGS AND DEBT

        The Company has a $450 million credit agreement, as amended, maturing May 2019. The credit agreement consists of a $450 million revolving credit facility, including a $375 million sub-limit for letters of credit. The Company has the ability to increase the facility by $200 million under certain circumstances. Borrowings under this facility bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin of 1.25% as of June 30, 2014. This margin is determined by the Company's consolidated leverage ratio and may range from 1.25% to 2.0%. Letters of credit reduce the amount available to borrow by their face value. As of June 30, 2014, the unused portion of the facility bears a commitment fee of 0.20%, but can range from 0.20% to 0.35% based on the Company's consolidated leverage ratio. The Company's borrowings under the credit agreement are guaranteed by the Company's U.S.-based subsidiaries and are secured by substantially all of the Company's and certain subsidiaries' assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of June 30, 2014, there was $24 million outstanding under the revolving credit facility and letters-of-credit outstanding totaled $102.9 million. As of June 30, 2014, the Company believes that it is in material compliance with all related covenants to this credit facility.

        Several of the Company's foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and US dollars, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of June 30, 2014, $21.8 million was outstanding under these lines-of-credit facilities, while no debt was outstanding. As of June 30, 2014, the total amount available under these credit facilities was $16.3 million, with a total cash borrowing sub-limit of $1.7 million.

        In September 2012, the Company entered into a term loan agreement for $11.1 million to fund the acquisition of land and a building in the state of Washington. The loan is payable over seven years and bears interest at LIBOR plus 1.25%, which is payable on a monthly basis. Concurrent with entering into the floating rate loan, the Company entered into an interest rate swap agreement that effectively locks the interest rate of the loan to 2.2% per annum for the term of the loan. As of June 30, 2014, $8.5 million remained outstanding under this loan.

        Long-term debt consisted of the following at June 30 (in thousands):

	2013	2014
Term loans	$12,470	$10,921
Other long-term debt	—	2,334

	12,470	13,255
Less current portion of long-term debt	1,797	2,819

Long-term portion of debt	$10,673	$10,436

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

        Fiscal year principal payments of long-term debt as of June 30, 2014 are as follows (in thousands):

2015	$2,819
2016	2,606
2017	2,304
2018	1,887
2019	1,820
2020 and thereafter	1,819

Total	$13,255

7.    STOCK-BASED COMPENSATION

        As of June 30, 2014, the Company maintained two share-based employee compensation plans (the "OSI Plans"): the 2012 Incentive Award Plan ("2012 Plan") and the Amended and Restated 2006 Equity Participation Plan ("2006 Plan"). Upon stockholder approval of the 2012 Plan, the Company ceased to make grants under the 2006 Plan.

        The Company recorded stock-based-compensation expense in the consolidated statement of operations as follows (in thousands):

	2012	2013	2014
Cost of goods sold	$465	$820	$887
Selling, general and administrative	7,811	15,394	15,940
Research and development	254	232	156

Stock based compensation expense	8,530	16,446	16,983
Less: Related income tax benefit	3,050	6,123	6,498

Stock based compensation expense, net	$5,480	$10,323	$10,485

        As of June 30, 2014, total unrecognized compensation cost related to share-based compensation grants were estimated at $1.0 million for stock options and $14.4 million for restricted stock and restricted stock units ("RSUs") under the OSI Plans. The Company expects to recognize these costs over a weighted-average period of 1.5 years with respect to the options and 2.0 years for grants of restricted stock and RSUs.

        Employee Stock Purchase Plan—The Company has an employee stock purchase plan under which eligible employees may purchase a limited number of shares of Common Stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the three years ended June 30, 2012, 2013 and 2014, employees purchased 82,752, 85,056 and 29,185 shares, respectively. As of June 30, 2014, there were 1,019,200 shares of the Company's Common Stock available for issuance under the plan.

OSI Plans

        In September 2012, the Company's Board of Directors approved the 2012 Plan, and in December 2012 the stockholders adopted the 2012 Plan. The 2012 Plan serves as the successor to the 2006 Plan. No new awards will be issued under the 2006 Plan as of the date of stockholder approval of the 2012 Plan. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

        Under the 2012 Plan, the Company is authorized to grant awards in the form of incentive options, nonqualified options, restricted stock awards, stock appreciation rights, RSUs, performance shares and stock bonuses, amongst other forms of equity, to qualified employees, directors and consultants.

        Under the OSI Plans, the exercise price of nonqualified options and incentive stock options may not be less than the fair market value of the Company's Common Stock on the date of grant. The exercise price of nonqualified options and incentive stock options granted to individuals who own more than 10% of the Company's voting stock may not be less than 110% of the fair market value of the Company's Common Stock on the date of grant. Stock options granted under the OSI Plans typically vest over three years based on continued service. Restricted stock and RSUs typically vest over three to four years based on continued service. Certain restricted stock awards granted to senior management vest based on the achievement of pre-established performance goals.

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

	2012	2013	2014
Expected dividend	0%	0%	0%
Risk-free interest rate	0.6%	0.6%	1.3%
Expected volatility	35.6%	33.0%	33.0%
Expected holding period (in years)	4.3	4.3	4.5

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

        The following summarizes stock option activity for fiscal years 2012, 2013 and 2014:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2011	930,912	18.45
Granted	269,469	35.98
Exercised	(140,385)	17.75
Expired or forfeited	(599)	16.72

Outstanding at June 30, 2012	1,059,397	23.01
Granted	90,234	55.37
Exercised	(117,705)	15.59
Expired or forfeited	(12,193)	56.36

Outstanding at June 30, 2013	1,019,733	26.33

Granted	10,294	70.59
Exercised	(1,169)	39.97
Expired or forfeited	(5,867)	54.06

Outstanding at June 30, 2014	1,022,991	26.60	5.7 years	$41,114

Exercisable at June 30, 2014	873,511	$23.53	5.3 years	$37,750

        The per-share weighted-average grant-date fair value of stock options granted under the OSI Plans was $10.67, $15.33 and $20.78 for fiscal 2012, 2013 and 2014, respectively. The total intrinsic value of options exercised during fiscal 2014 was $38,000.

        Restricted Stock Awards and Restricted Stock Units—A summary of restricted stock award and restricted stock unit activity for the periods indicated was as follows:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2011	565,113	$22.89
Granted	230,597	36.99
Vested	(208,376)	21.41
Forfeited	(6,866)	31.10

Nonvested at June 30, 2012	580,468	$28.93
Granted	296,334	57.29
Vested	(236,070)	25.83
Forfeited	(13,608)	43.03

Nonvested at June 30, 2013	627,124	$43.13
Granted	322,275	63.73
Vested	(283,091)	39.40
Forfeited	(4,908)	49.22

Nonvested at June 30, 2014	661,400	$54.78

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

        The per-share weighted average grant-date fair value of restricted stock and RSUs granted under the OSI Plans was $36.99, $57.29 and $63.73 for fiscal 2012, 2013 and 2014, respectively. The total fair value of shares vested during fiscal 2012, 2013 and 2014 was $4.5 million, $6.1 million and $11.2 million, respectively.

        As of June 30, 2014, there were 3,330,177 shares available for grant under the 2012 Plan. Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

        The Company granted 75,000, 178,500 and 160,922 performance-based awards during fiscal 2012, 2013 and 2014, respectively. These performance-based restricted stock and RSU awards are contingent on the achievement of certain financial performance metrics. The payout can range from zero to 250% of the original number of shares or units awarded, which are converted into shares of the Company's common stock.

8.    INCOME TAXES

        The following is a geographical breakdown of income before the provision for income taxes (in thousands):

	2012	2013	2014
Pre-tax income (loss):
United States	$21,335	$(13,111)	$(22,604)
Foreign	40,648	82,525	98,459

Total pre-tax income	$61,983	$69,414	$75,855

        The Company's provision (benefit) for income taxes consists of the following (in thousands):

	2012	2013	2014
Current:
Federal	$8,176	$(2,214)	$(704)
State	2,396	(36)	113
Foreign	7,320	23,925	20,616

Total current provision	17,892	21,675	20,025
Deferred:
Federal	$(3,565)	$(2,422)	$(5,366)
State	(554)	337	(1,128)
Foreign	2,662	5,689	14,430

Total deferred provision	(1,457)	3,604	7,936

Total provision	$16,435	$25,279	$27,961

        Stock-based compensation during the fiscal year ended June 30, 2012, 2013 and 2014 resulted in additional tax benefit, and has been reflected as an adjustment of income taxes payable and as an adjustment of additional paid-in capital. The adjustments recorded were $3.2 million, $3.6 million and $4.6 million for the years ended June 30, 2012, 2013 and 2014, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

        As of June 30, 2013 and 2014, the Company's liability for uncertain tax positions was $6.9 million and $3.2 million, respectively. Of the $3.2 million, $2.8 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

        The Company recognizes potential interest and penalties related to income tax matters in income tax expense. As of June 30, 2014, the Company had accrued $0.4 million for interest and penalties. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include fiscal years after 2011 for federal purposes, fiscal years after 2010 for state purposes and fiscal years after 2005 for various foreign jurisdictions. Facts and circumstances could arise that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of statutes of limitation. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

        A summary of activity of unrecognized tax benefits for fiscal 2012, 2013 and 2014 was as follows (in thousands).

Balance as July 1, 2011	$7,369
Additions on tax positions for the current year	264
Additions on tax positions from prior years	503
Reduction in tax position from prior year	(1,063)

Balance as June 30, 2012	$7,073
Additions on tax positions for the current year	785
Additions on tax positions from prior years	—
Reduction in tax position from prior year	(953)

Balance at June 30, 2013	$6,905
Additions on tax positions for the current year	—
Additions on tax positions from prior years	—
Reduction in tax position from prior year	(3,723)

Balance at June 30, 2014	$3,182

        The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time. At June 30, 2014, undistributed earnings of the foreign subsidiaries amounted to approximately $417 million. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be approximately $146 million. The amount of tax payable could be significantly impacted by the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes and the opportunity to use foreign tax credits.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

        Deferred income tax assets (liabilities) consisted of the following (in thousands):

	June 30,
	2013	2014
Deferred income tax assets:
Tax credit carryforwards	$5,680	$9,314
Net operating loss carryforwards	5,275	5,868
Customer advances	29,574	48,330
Allowance for doubtful accounts	2,511	3,071
Inventory reserve	7,204	7,951
Inventory capitalization	1,363	2,814
Accrued liabilities	4,587	4,667
Stock compensation	11,705	16,633
Other assets	1,317	9,716

Total deferred income tax assets	69,216	108,364
Valuation allowance	(11,081)	(13,344)

Net deferred income tax assets	58,135	95,020

Deferred income tax liabilities:
Depreciation	(34,402)	(58,258)
State income taxes	(1,239)	(1,471)
Amortization of intangible assets	(10,724)	(11,702)
Prepaid expenses	(2,297)	(20,284)
Other liabilities	(380)	(3,188)

Total deferred income tax liabilities	(49,042)	(94,903)

Net deferred tax asset	$9,093	$117

        The components of the net deferred income tax asset are classified in the consolidated balance sheets as follows (in thousands):

	2013	2014
Current deferred income tax asset	$41,618	$73,510
Current deferred income tax liability, included in other accrued expenses and current liabilities	(2,677)	(21,742)
Long term deferred income tax asset, included in other assets	16,518	21,510
Long term deferred income tax liability	(46,366)	(73,161)

Net deferred income tax asset	$9,093	$117

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

        The components of current taxes receivable and payable and prepaid taxes are classified in the consolidated balance sheets as follows (in thousands):

	2013	2014
Current taxes receivable and prepaid taxes, included in prepaid expenses and other current assets	$14,149	$13,126
Current taxes payable	(19,659)	(20,556)

Net tax payable	(5,510)	(7,430)

        As of June 30, 2014, the Company had domestic and foreign net operating loss carryforwards of approximately $22.8 million and $22.5 million, respectively. As of June 30, 2014, the Company had federal and state research and development tax credit carryforwards of approximately $6.5 million and $3.5 million, respectively. As of June 30, 2014, the Company had foreign tax credit carryforwards of $2.5 million. The Company's credit carryforwards will begin to expire in the tax year ending June 30, 2016.

        The Company has established valuation allowances that relate to the net operating loss of certain subsidiaries, foreign tax credits and R&D credits. During the year ended June 30, 2014, the Company recorded a net aggregated increase of $2.1 million to these valuation allowances. The Company reviews the adequacy of individual valuation allowances and releases such allowances when it is determined that it is more likely than not that the related benefits will be realized.

        The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for net operating losses resulting from excess tax benefits. As of June 30, 2014, deferred tax assets do not include approximately $2.1 million of these excess tax benefits from employee stock option exercises that are a component of the Company's net operating loss carry forwards. Accordingly, additional paid-in capital will be increased up to an additional $2.1 million if and when such excess tax benefits are realized. However, to the extent additional paid-in capital has been recognized for qualifying excess tax deductions from previous share-based payments, the write off of the deferred tax asset when the tax deduction is less than recognized compensation cost is charged to additional paid-in capital , with any remainder charged to provision for income taxes.

        The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	June 30,
	2012	2013	2014
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes and credits—net of federal benefit	1.9	0.3	(0.5)
Impact to tax rate as a result of accelerating depreciation of certain foreign assets	—	9.8	10.1
Research and development tax credits	(0.5)	(1.9)	(0.5)
Foreign income subject to tax at other than federal statutory rate	(11.0)	(8.9)	(7.6)
Change in valuation allowance	1.6	2.8	2.8
Unrecognized tax benefit	(1.8)	(2.0)	(4.3)
Other	1.3	1.3	1.9

Effective income tax rate	26.5%	36.4%	36.9%

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

        The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

9.    COMMITMENTS AND CONTINGENCIES

        The following is a summary of commitments as of June 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Total debt	$37,255	$26,819	$4,910	$3,707	$1,819
Operating leases	$20,191	$9,581	$8,616	$1,994	$—
Defined benefit plan obligation	$8,006	$162	$384	$1,083	$6,377

        Operating Leases—The Company leases facilities and certain equipment under various operating lease agreements. Certain leases provide for periodic rent increases and may contain escalation clauses and renewal options. Rent expense totaled $13.0 million, $13.1 million and $9.9 million for fiscal years 2012, 2013 and 2014, respectively.

        Contingent Acquisition Obligations—Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones. The maximum amount of such future payments under arrangements with contingent consideration caps is $56 million as of June 30, 2014. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing, the technology of CXR Limited, a company acquired in 2004. For acquisitions that occurred prior to fiscal year 2010, the Company accounts for such contingent payments as an addition to the purchase price of the acquired business. Otherwise, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition in the consolidated balance sheets with subsequent revisions reflected in the consolidated statements of operations. As of June 30, 2013 and 2014, $15.4 million and $23.2 million of contingent payment obligations, respectively, are included in Other long-term liabilities in the accompanying consolidated balance sheets. During fiscal 2013 and 2014, the fair values of these contingent obligations were revised and resulted in reductions of $5.4 million and $3.9 million, respectively.

        Advances from Customers—The Company receives advances from customers associated with certain projects. In fiscal 2012, the Company entered into an agreement with the Mexican government to provide a turnkey security screening solution along the country's borders, and in its ports and airports. Associated with the agreement, the Company was provided an advance totaling $100 million. The Company is obligated to provide a guarantee until the advance has been amortized. As of June 30, 2014, $75.0 million of this advance remains outstanding.

        Environmental Contingencies—The Company is subject to various environmental laws. The Company's practice is to conduct appropriate environmental investigations at its manufacturing facilities in North America, Asia Pacific, and Europe, and, to the extent practicable, on all new properties in order to identify, as of the date of such report, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, the Company has conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

        During one investigation at the Company's Hawthorne, California facility, the Company discovered soil and groundwater contamination that it believes was the result of unspecified on- and off-site releases occurring prior to the Company's occupancy. Historical usage of this site includes semiconductor and electronics manufacturing, dating back to the mid-1960s, as well as possible aircraft and related manufacturing dating to the early 1940s. Similar operations, including chemical manufacturing and storage, were conducted at neighboring sites throughout that period and into the 1990s. It is not presently known when the releases occurred or by whom they were caused, though Company records, in conjunction with data obtained from soil and groundwater surveys, support the Company's assertion that these releases are historical in nature. Further, the groundwater contamination is a known regional issue, not limited to the Company's premises or its immediate surroundings. The Company filed the requisite reports concerning this site with the appropriate environmental authorities upon discovery, and in cooperation with the local governing agency has provided additional historical information and conducted further site characterization studies. Recent soil and groundwater investigations, including the installation of groundwater monitoring wells, were completed in fiscal 2014. Results from these studies are being evaluated to determine the extent of the on-site releases and whether any soils remediation will be required. Periodic groundwater monitoring is expected to continue until such time as the governing authority requests further action.

        The Company has not accrued for loss contingencies relating to the Hawthorne facility or any other environmental matters because it believes that, although unfavorable outcomes may be possible, they are not considered by the Company's management to be probable and reasonably estimable. If one or more of environmental matters are resolved in a manner adverse to the Company, the impact on the Company's business, financial condition, results of operations, financial position and/or liquidity could be material.

        Indemnifications—In the normal course of business, the Company has agreed to indemnify certain parties with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to indemnification as of June 30, 2014.

        Legal Proceedings—On December 12, 2013, a putative class action complaint was filed against the Company and certain of its officers in the United States District Court for the Central District of California ("Court") captioned Roberti v. OSI Systems, Inc., et al., Case No. 2:13-cv-09174-MWF-VBK (the "Securities Class Action"). The Amended Complaint, filed on May 20, 2014, alleges that the Company and the individual defendants violated the Securities Exchange Act of 1934 by misrepresenting or failing to disclose facts concerning the status of Rapiscan's efforts to develop Automated Threat Recognition software and the alleged use of unapproved parts in its baggage scanning systems in violation of its contract with the TSA. The Amended Complaint also asserts that the individual defendants allegedly sold stock based on material non-public information. Plaintiff demands a jury trial and seeks class certification, unspecified damages, an award of pre-judgment and post-judgment interest, attorneys' and experts' fees, costs, and other unspecified relief. On July 18, 2014, the Company filed a Motion to Dismiss the Amended Complaint. The Motion is scheduled to be heard on November 3, 2014.

        On April 15, 2014, a shareholder derivative complaint was filed in the Court purportedly on behalf of the Company against the members of the Company's Board of Directors (as individual defendants), captioned Hagan v. Chopra, et al., Case No. 2:14-cv-02910-ODW-PJW (the "Derivative Action"). The complaint generally asserts the

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

same factual allegations as those at issue in the related Securities Class Action and purports to allege claims for breach of fiduciary duties and unjust enrichment against the individual defendants on behalf of the Company. The complaint seeks unspecified damages, restitution, injunctive relief, attorneys' and experts' fees, costs, expenses, and other unspecified relief. The Derivative Action is currently stayed pending the resolution of the Motion to Dismiss in the Securities Class Action.

        While the Company believes that the Securities Class Action and the Derivative Action are without merit and intends to defend the litigation vigorously, it expects to incur costs associated with defending the Securities Class Action and the Derivative Action. At this early stage of the litigations, the ultimate outcomes of the Securities Class Action and the Derivative Action are uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on its financial statements.

        The Company is involved in various other claims and legal proceedings arising in the ordinary course of business. In the Company's opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company has not accrued for loss contingencies relating to such matters because the Company believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company's business, financial condition, results of operations and/or liquidity could be material.

        Other Matters—On December 5, 2013, the Company's Security division was notified by the TSA that a delivery order that it had received on September 26, 2013, for baggage and handling inspection systems was being terminated for default. The termination resulted from the use of an upgraded X-ray generator component. While the component had been vetted by the Security division's internal quality assurance, the Security division had not met the contractual requirement of obtaining the TSA's approval in advance. The upgraded X-ray generator component has since been approved for use by the TSA. As a result of this termination for default, the Security division was referred to the DHS for further review. Although the results of this review cannot be determined at this time, among other consequences, the Security division could be barred from conducting future business with the U.S. Government for a period of time. The Security division is continuing to work to complete the review process with the DHS, but the timing of the completion of this process and the ultimate outcome are currently unknown.

10.    STOCKHOLDERS' EQUITY

Stock Repurchase Program

        The Company's Board of Directors has authorized a Common Stock repurchase program. During fiscal 2012, 2013 and 2014, the Company repurchased 67,037 shares, 200,732 shares and 165,845 shares, respectively, under this program. As of June 30, 2014, 1,219,195 shares were available for additional repurchase under the program. Upon repurchase, the shares were restored to the status of authorized but unissued shares in the accompanying Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

11.    RELATED-PARTY TRANSACTIONS

        In 1994, the Company, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company owns a 36% interest in the joint venture, the Company's Chairman and Chief Executive Officer owns a 10.5% interest, and the Company's Executive Vice President and President of the Company's Security division owns a 4.5% ownership interest. The Company's initial investment was approximately $0.1 million. For the years ended June 30, 2012 and 2013, the Company's equity earnings in the joint venture were approximately $0.4 million and $0.1 million, respectively. There was no equity earnings in the joint venture recognized for the year ended June 30, 2014. The Company, its Chairman and Chief Executive Officer and the Company's Executive Vice President and President of the Company's Security division collectively control less than 50% of the board of directors voting power in the joint venture. As a result, the Company accounts for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of the Company's subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for fiscal 2012, 2013 and 2014 were approximately $5.8 million, $5.7 million and $5.2 million, respectively. Receivables from the joint venture were $0.3 million and $0.6 million as of June 30, 2013 and 2014, respectively.

        The Company has contracted with entities owned by its Chief Executive Officer and/or his family members to provide messenger service, auto rental and printing services. Such expenses for 2012, 2013 and 2014 were approximately $79,000, $76,000 and $31,000, respectively.

12.    EMPLOYEE BENEFIT PLANS

Employee Retirement Savings Plans

        The Company has various qualified employee retirement savings plans. Participants can contribute certain amounts to the plans and the Company matches a certain portion of employee contributions. The Company contributed approximately $3.9 million, $3.7 million and $4.1 million to the plans for the fiscal years ended June 30, 2012, 2013 and 2014, respectively.

Deferred Compensation Plan

        The Company has a deferred compensation plan, which meets the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that selected employees are eligible to defer up to 80% of their salaries and up to 100% of their bonuses. The Company may also make employer contributions to participant accounts in certain circumstances. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary Company contributions and the related earnings are subject to a vesting schedule dependent upon years of service to the Company and, also, vest completely upon the participant's disability or death while employed by the Company or immediately prior to a change of control. The Company made contributions of $0.7 million, $0.6 million and $0.6 million during fiscal year 2012, 2013 and 2014, respectively. As of June 30, 2014, the Company held assets of $12.7 million and liabilities of $12.5 million. Assets related to this plan are included in other assets and liabilities related to this plan are included in other long-term liabilities in the consolidated balance sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

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

        The following provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for fiscal years 2013 and 2014, and a statement of the funded status as of June 30, 2013 and 2014 (in thousands):

	2013	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$11,758	$12,753
Translation adjustment	(53)	568
Service costs	70	58
Interest costs	635	697
Actuarial (gain) loss	562	(196)
Benefits paid	(219)	(190)

Benefit obligation at end of year	12,753	13,690

Change in Plan Assets
Fair value of plan assets at beginning of year	6,030	6,523
Translation adjustment	(82)	512
Actual return on plan assets	487	479
Company contributions	251	333
Benefits paid	(163)	(136)

Fair value of plan assets at end of year	6,523	7,711

Funded status	(6,230)	(5,979)
Unrecognized net actuarial loss	—	—

Net amount recognized	$(6,230)	$(5,979)

Amount recognized in consolidated balance sheets consist of:
Investments	$248	$856
Accrued pension liability	(6,478)	(6,835)
Accumulated other comprehensive income	3,651	2,752

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

        The following table provides the net periodic benefit costs for each of the fiscal years ended June 30, (in thousands):

	2012	2013	2014
Net Periodic Benefit Costs
Service costs	$54	$70	$58
Interest costs	487	635	697
Expected return on plan assets	(359)	(360)	(393)
Amortization of prior service costs	335	615	615
Recognized actuarial loss	109	197	144

Net periodic benefit cost	$626	$1,157	$1,121

Plan Assumptions

	2013	2014
Weighted average assumptions at year-end:
Discount rate	5.3%	5.1%
Expected return on plan assets	5.5%	5.7%
Rate of compensation increase	3.1%	3.2%

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

Plan Assets and Investment Policy

	Fiscal year ended June 30, 2013		Fiscal year ended June 30, 2014
	Proportion of Fair Value	Expected Rate of Return	Proportion of Fair Value	Expected Rate of Return
Equity securities	50%	8%	55%	8%
Debt securities	38%	2%	36%	2%
Other	12%	6%	9%	5%

Combined	100%	5.5%	100%	5.7%

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

FOR THE THREE YEARS ENDED JUNE 30, 2014

        The benchmark is to hold assets in both equity and debt securities. The proportion in each investment class is not mandated and is allowed to fluctuate with market movements. The equity holdings are maintained in balanced funds under the control of investment managers.

        Day-to-day equities selection decisions are delegated to investment managers, although these are monitored against performance and risk targets. Due to the nature of the pooled funds, there are no significant holdings in any single company (greater than 5% of the total assets). The investment strategy is reviewed on a regular basis, based on the results of third-party liability studies.

Projected Benefit Payments

        The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2014 (in thousands):

Pension Benefits
July 1, 2014 to June 30, 2015	$162
July 1, 2015 to June 30, 2016	176
July 1, 2016 to June 30, 2017	208
July 1, 2017 to June 30, 2018	263
July 1, 2018 to June 30, 2019	820
July 1, 2019 to June 30, 2024	6,377

Company Contribution

        As of June 30, 2014, the Company's weighted average contribution rate is 1% of pensionable salaries. If Company contributions continue at the current rate, the estimated total Company contributions for fiscal 2015 will be approximately $0.1 million.

13.    SEGMENT INFORMATION

        The Company has determined that it operates in three identifiable industry segments: (a) security and inspection systems (Security division), (b) medical monitoring and anesthesia systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). The Company also has a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses; expenses related to stock issuances; and legal and audit and other professional service fees not allocated to product segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the businesses of the Optoelectronics and Manufacturing division primarily supply components and subsystems to original equipment manufacturers, including to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

        The following tables present the operations and identifiable assets by industry segment (in thousands):

	2012
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$391,808	$235,548	$165,634	$—	$—	$792,990
Revenue between product segments	—	—	45,169	—	(45,169)	—

Total revenues	$391,808	$235,548	$210,803	$—	(45,169)	$792,990

Income (loss) from operations	$30,552	$28,330	$18,743	$(11,887)	$202	$65,940

Segments assets	$351,668	$162,583	$132,281	$109,405	$(6,041)	$749,896

Capital expenditures	$56,848	$5,158	$4,552	$1,932	$—	$68,490

Depreciation and amortization	$7,819	$7,640	$3,876	$864	$—	$20,199

	2013
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$372,164	$231,331	$198,552	$—	$—	$802,047
Revenue between product segments	—	—	40,548	—	(40,548)	—

Total revenues	$372,164	$231,331	$239,100	$—	(40,548)	$802,047

Income (loss) from operations	$43,748	$25,224	$18,213	$(14,002)	$1,255	$74,438

Segments assets	$519,081	$192,994	$156,784	$79,372	$4,508	$952,739

Capital expenditures	$131,314	$8,198	$3,185	$14,670	$—	$157,367

Depreciation and amortization	$15,412	$6,674	$4,169	$1,252	$—	$27,507

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

	2014
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$440,439	$222,313	$243,990	$—	$—	$906,742
Revenue between product segments	—	—	40,506	—	(40,506)	—

Total revenues	$440,439	$222,313	$284,496	$—	(40,506)	$906,742

Income (loss) from operations	$59,501	$18,495	$14,663	$(11,497)	$133	$81,295

Segments assets	$535,306	$190,612	$169,084	$133,836	$(4,652)	$1,024,186

Capital expenditures	$38,066	$6,718	$2,801	$7,013	$—	$54,598

Depreciation and amortization	$40,573	$7,289	$4,971	$1,406	$—	$54,239

        The following tables present the revenues and identifiable assets by geographical area (in thousands):

	2012
	External revenues	Intersegment revenues	Total Consolidated	Long lived tangible assets	Long lived assets
Geographic region:
United States	$505,946	$10,446	$516,392	$49,717	$149,911
Mexico	16,866	—	16,866	59,200	59,200
Other Americas	19,366	—	19,366	11,285	11,865

Total Americas	542,178	10,446	552,624	120,202	220,976
United Kingdom	132,579	—	132,579	14,320	27,835
Other EMEA (1)	20,561	—	20,561	821	4,984

Total EMEA	153,140	—	153,140	15,141	32,819
APAC (2)	97,672	34,723	132,395	13,456	14,894
Eliminations	—	(45,169)	(45,169)	N/A	N/A

Total	$792,990	$—	$792,990	$148,799	$268,689

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

	2013
	External revenues	Intersegment revenues	Total Consolidated	Long lived tangible assets	Long lived assets
Geographic region:
United States	$441,376	$15,598	$456,974	$35,726	$132,570
Mexico	78,695	—	78,695	201,469	201,469
Other Americas	19,674	—	19,674	10,057	11,395

Total Americas	539,745	15,598	555,343	247,252	345,434
United Kingdom	146,261	—	146,261	10,816	26,183
Other EMEA (1)	17,673	—	17,673	699	5,033

Total EMEA	163,934	—	163,934	11,515	31,216
APAC (2)	98,368	24,950	123,318	13,984	16,448
Eliminations	—	(40,548)	(40,548)	N/A	N/A

Total	$802,047	$—	$802,047	$272,751	$393,098

	2014
	External revenues	Intersegment revenues	Total Consolidated	Long lived tangible assets	Long lived assets
Geographic region:
United States	$451,503	$7,303	$458,806	$42,933	$144,239
Mexico	130,330	—	130,330	191,512	191,512
Other Americas	20,914	—	20,914	7,059	7,059

Total Americas	602,747	7,303	610,050	241,504	342,810
United Kingdom	151,962	—	151,962	24,257	52,110
Other EMEA (1)	18,543	—	18,543	5,807	10,317

Total EMEA	170,505	—	170,505	30,064	62,427
APAC (2)	133,490	33,203	166,693	15,657	18,210
Eliminations	—	(40,506)	(40,506)	N/A	N/A

Total	$906,742	$—	$906,742	$287,225	$423,447

(1)
Europe, Middle East and Africa
(2)
Asia-Pacific

        Pursuant to Accounting Standards Codification 280 "Segment Reporting," external revenues are attributed to individual countries based upon the location of the Company's selling entity.

*    *    *    *    *    *

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged in other accounts	Deductions- Write-offs	Balance at end of period
Balance for doubtful accounts:
Year ended June 30, 2012	$5,793	$582	$—	$1,321	$5,054

Year ended June 30, 2013	$5,054	$3,563	$—	$1,340	$7,277

Year ended June 30, 2014	$7,277	$193	$—	$1,779	$5,691

Balance for warranty reserve:
Year ended June 30, 2012	$14,530	$8,620	$—	$5,588	$17,562

Year ended June 30, 2013	$17,562	$1,948	$—	$6,620	$12,890

Year ended June 30, 2014	$12,890	$5,573	$—	$6,540	$11,923

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC. (Registrant)
Date: August 27, 2014	By:	/s/ ALAN EDRICK Alan Edrick, Executive Vice President & Chief Financial Officer

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

Name	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 27, 2014
/s/ ALAN EDRICK Alan Edrick	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 27, 2014
/s/ AJAY MEHRA Ajay Mehra	Executive Vice President, President of Rapiscan Systems and Director	August 27, 2014
/s/ WILLIAM F. BALLHAUS, JR. William F. Ballhaus, Jr.	Director	August 27, 2014
/s/ DAVID T. FEINBERG David T. Feinberg	Director	August 27, 2014
/s/ STEVEN C. GOOD Steven C. Good	Director	August 27, 2014
/s/ MEYER LUSKIN Meyer Luskin	Director	August 27, 2014

II-1

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION
3.1	Certificate of Incorporation of OSI Systems, Inc. (1)
3.2	Bylaws of OSI Systems, Inc. (1)
4.1	Form of Common Stock Certificate (1)
10.1†	Amended and Restated OSI Systems, Inc. Deferred Compensation Plan (2)
10.2†	OSI Systems, Inc. Nonqualified Defined Benefit Plan (3)
10.3†	OSI Systems, Inc. 2008 Employee Stock Purchase Plan (4)
10.4†	Form of Indemnification Agreement for Directors and Executive Officers of OSI Systems, Inc. (5)
10.5	Credit Agreement dated October 15, 2010, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (6)
10.6	First Amendment to Credit Agreement dated November 10, 2011, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (7)
10.7	Second Amendment to Credit Agreement dated December 15, 2011, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (8)
10.8	Third Amendment to Credit Agreement dated April 10, 2012, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (9)
10.9	Fourth Amendment to Credit Agreement dated May 28, 2014 between Wells Fargo Bank, N.A. and OSI Systems, Inc. (10)
10.10†	Amended and Restated 2006 Equity Participation Plan of OSI Systems, Inc. (11)
10.11†	Employment Agreement effective as of January 1, 2012 between Deepak Chopra and OSI Systems, Inc. (12)
10.12†	Employment Agreement effective as of January 1, 2012 between Alan Edrick and OSI Systems, Inc. (12)
10.13†	Employment Agreement effective as of January 1, 2012 between Ajay Mehra and OSI Systems, Inc. (12)
10.14†	Employment Agreement effective as of January 1, 2012 between Victor Sze and OSI Systems, Inc. (12)
10.15†	Employment Agreement effective as of January 1, 2012 between Manoocher Mansouri and OSI Systems, Inc. (12)
10.16†	Retirement Benefit Award Agreement effective as of January 1, 2012 between Deepak Chopra and OSI Systems, Inc. (13)
10.17†	OSI Systems, Inc. 2012 Incentive Award Plan (14)
10.18†	Form of Restricted Stock Award Agreement (15)
10.19†	Form of Restricted Stock Unit Award Agreement (15)
10.20†	Form of Stock Option Agreement (15)
14.1	OSI Systems, Inc. Code of Ethics and Conduct (16)
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm

No.	EXHIBIT DESCRIPTION
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification Pursuant to Section 302
31.2*	Certification Pursuant to Section 302
32.1*	Certification Pursuant to Section 906
32.2*	Certification Pursuant to Section 906
101.1	The following financial information from the Registrant's Annual Report on Form 10-K for the year ended June 30, 2014 formatted in XBRL, as follows:

(i)	the consolidated balance sheets
(ii)	the consolidated statements of operations
(iii)	the consolidated statements of comprehensive income
(iv)	the consolidated statements of stockholders' equity
(v)	the consolidated statements of cash flows
(vi)	the notes to the consolidated financial statements, tagged in summary and detail

*
Filed herewith
†
Denotes a management contract or compensatory plan or arrangement.
(1)
Previously filed with our Current Report on Form 8-K filed on March 8, 2010.
(2)
Previously filed with our Quarterly Report on Form 10-Q filed on May 2, 2014.
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
(10)
Previously filed with our Current Report on Form 8-K filed on May 29, 2014.
(11)
Previously filed with our Current Report on Form 8-K filed on December 1, 2010.
(12)
Previously filed with our Current Report on Form 8-K filed on April 6, 2012.
(13)
Previously filed with our Current Report on Form 8-K filed on May 1, 2012.
(14)
Previously filed with our Proxy Statement on Schedule 14A filed on October 23, 2012.
(15)
Previously filed with our Registration Statement on Form S-8 filed on August 16, 2013.
(16)
Previously filed with our Current Report on Form 8-K filed on May 13, 2014.