Form 10-Q
period 2014-09-30
OSI SYSTEMS INC
filed 2014-10-24
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 23, 2014, there were 19,829,016 shares of the Registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

		(Unaudited)
	June 30,	September 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$38,831	$37,274
Accounts receivable, net	185,773	155,849
Inventories	234,138	264,394
Deferred taxes	73,510	73,362
Prepaid expenses and other current assets	46,978	52,122
Total current assets	579,230	583,001
Property and equipment, net	260,479	250,193
Goodwill	92,607	97,430
Intangible assets, net	43,615	47,628
Other assets	48,255	49,803
Total assets	$1,024,186	$1,028,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$24,000	$30,000
Current portion of long-term debt	2,819	2,820
Accounts payable	74,460	80,552
Accrued payroll and related expenses	32,997	29,481
Advances from customers	38,493	43,873
Deferred revenue	60,677	55,958
Income taxes payable	20,556	24,956
Other accrued expenses and current liabilities	55,977	53,994
Total current liabilities	309,979	321,634
Long-term debt	10,436	11,267
Advances from customers	50,000	43,750
Deferred income taxes	73,161	73,978
Other long-term liabilities	48,397	55,257
Total liabilities	491,973	505,886
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value — authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value — authorized, 100,000,000 shares; issued and outstanding, 19,942,923 shares at June 30, 2014 and 19,802,749 shares at September 30, 2014	287,434	268,713
Retained earnings	247,680	258,929
Accumulated other comprehensive loss	(2,901)	(5,473)
Total stockholders’ equity	532,213	522,169
Total liabilities and stockholders’ equity	$1,024,186	$1,028,055

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2013	2014
Net revenues:
Products	$143,476	$156,488
Services	62,798	61,909
Total net revenues	206,274	218,397
Cost of goods sold:
Products	103,593	107,424
Services	34,735	36,731
Total cost of goods sold	138,328	144,155
Gross profit	67,946	74,242
Operating expenses:
Selling, general and administrative	42,214	44,182
Research and development	11,020	12,670
Restructuring and other charges	4,239	726
Total operating expenses	57,473	57,578
Income from operations	10,473	16,664
Interest and other expense, net	(1,470)	(864)
Income before income taxes	9,003	15,800
Provision for income taxes	2,609	4,551
Net income	$6,394	$11,249

Net income per share:
Basic	$0.32	$0.57
Diluted	$0.31	$0.55
Shares used in per share calculation:
Basic	19,971	19,820
Diluted	20,620	20,529

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2013	2014
Net income	$6,394	$11,249
Other comprehensive income (loss):
Foreign currency translation adjustment	1,308	(2,698)
Other	92	126
Other comprehensive income (loss)	1,400	(2,572)
Comprehensive income	$7,794	$8,677

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2013	2014
Cash flows from operating activities:
Net income	$6,394	$11,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,873	17,741
Stock based compensation expense	5,638	5,995
Other	193	69
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	6,305	30,159
Inventories	(16,092)	(29,381)
Accounts payable	(3,151)	2,933
Accrued payroll and related expenses	(2,308)	(4,008)
Deferred revenue	(3,145)	(3,382)
Other	(460)	78
Net cash provided by operating activities	6,247	31,453
Cash flows from investing activities:
Acquisition of property and equipment	(7,971)	(3,136)
Acquisition of businesses, net of cash acquired	(9,302)	(10,869)
Acquisition of intangible and other assets	(1,756)	(1,063)
Net cash used in investing activities	(19,029)	(15,068)
Cash flows from financing activities:
Net borrowings on bank lines of credit	20,000	6,000
Proceeds from long-term debt	2,769	516
Payments on long-term debt	(805)	(815)
Proceeds from exercise of stock options and employee stock purchase plan	1,501	209
Repurchase of common shares	(1,514)	(18,373)
Taxes paid related to net share settlement of equity awards	(7,481)	(6,552)
Net cash provided by (used in) financing activities	14,470	(19,015)
Effect of exchange rate changes on cash	801	1,073
Net increase (decrease) in cash and cash equivalents	2,489	(1,557)
Cash and cash equivalents-beginning of period	34,697	38,831
Cash and cash equivalents-end of period	$37,186	$37,274
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$1,174	$696
Income taxes	$4,001	$1,735

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Description of Business

OSI Systems, Inc., together with its subsidiaries (the “Company”), is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. The Company sells its products and provides related services in diversified markets, including homeland security, healthcare, defense and aerospace.

The Company has three reporting segments: (i) Security, providing security inspection systems, turnkey security screening solutions and related services; (ii) Healthcare, providing patient monitoring, cardiology and anesthesia systems, and related services and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare divisions as well as to external original equipment manufacturing clients for applications in the defense, aerospace, medical and industrial markets, among others.

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

Through its Healthcare division, the Company designs, manufactures, markets and services patient monitoring, cardiology and anesthesia delivery and ventilation systems, and related supplies and accessories worldwide. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians’ offices, medical clinics and ambulatory surgery centers amongst others.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the operating results to be expected for the full 2015 fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for the Company relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, stock-based employee compensation expense, income taxes, accrued product warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock awards or units under the treasury stock method.  Stock awards to purchase 0.1 million shares of common stock for the three months ended September 30, 2014 were excluded from the calculation of diluted earnings per share because to do so would have been antidilutive, while during the three months ended September 30, 2013 no stock awards were excluded from the calculation.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2013	2014
Net income for diluted earnings per share calculation	$6,394	$11,249

Weighted average shares for basic earnings per share calculation	19,971	19,820
Dilutive effect of stock awards	649	709
Weighted average shares for diluted earnings per share calculation	20,620	20,529

Basic net income per share	$0.32	$0.57
Diluted net income per share	$0.31	$0.55

Reclassifications

Certain reclassifications have been made to prior year amounts within the condensed consolidated balance sheet and condensed consolidated statement of cash flows to conform to the current year’s presentation.

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

The following is a summary of the investments carried at fair value (in thousands):

	Level 1	Level 2	June 30, 2014	Level 1	Level 2	September 30, 2014
Equity securities	414	500	914	385	1,600	1,985
Insurance company contracts	—	17,383	17,383	—	18,077	18,077
Interest rate contract	—	28	28	—	61	61
Total	$414	$17,911	$18,325	$385	$19,738	$20,123

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

Business Combinations

During the normal course of business the Company makes acquisitions.  In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is provided.  During the three months ended September 30, 2014, the Company completed an acquisition that was not material.

Recent Accounting Updates Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued an accounting standards update amending revenue recognition requirements for multiple deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The update is effective for annual reporting periods after December 15, 2016 and for interim reporting periods within that reporting period. Early adoption is not permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2014	September 30, 2014
Accounts receivable
Billed receivables	$189,489	$160,202
Unbilled receivables	1,975	2,552
Less allowance for doubtful accounts	(5,691)	(6,905)
Total	$185,773	$155,849

	June 30, 2014	September 30, 2014
Inventories
Raw materials	$117,945	$146,525
Work-in-process	33,394	44,743
Finished goods	82,799	73,126
Total	$234,138	$264,394

	June 30, 2014	September 30, 2014
Property and equipment, net
Land	$13,651	$13,651
Buildings and improvements	163,952	166,468
Leasehold improvements	9,744	10,058
Equipment and tooling	154,367	154,501
Furniture and fixtures	4,017	4,052
Computer equipment	17,466	17,810
Computer software	15,670	15,968
Construction in process	12,650	10,612
Total	391,517	393,120
Less: accumulated depreciation and amortization	(131,038)	(142,927)
Property and equipment, net	$260,479	$250,193

During the three months ended September 30, 2013 and 2014, depreciation expense was approximately $11.5 million and $16.9 million, respectively.

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the three-month period ended September 30, 2014 are as follows (in thousands):

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Consolidated
Balance as of June 30, 2014	$29,507	$37,237	$25,863	$92,607
Goodwill acquired or adjusted during the period	19	5,655	37	5,711
Foreign currency translation adjustment	(281)	(283)	(324)	(888)
Balance as of September 30, 2014	$29,245	$42,609	$25,576	$97,430

Intangible assets consisted of the following (in thousands):

		June 30, 2014			September 30, 2014
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	9 years	$21,165	6,716	14,449	$21,275	$6,855	$14,420
Patents	20 years	6,566	765	5,801	6,814	804	6,010
Core technology	10 years	2,289	2,150	139	2,187	2,109	78
Developed technology	10 years	18,308	11,559	6,749	20,369	11,853	8,516
Customer relationships/backlog	7 years	11,419	7,011	4,408	10,070	4,032	6,038
Total amortizable assets		59,747	28,201	31,546	60,715	25,653	35,062
Non-amortizable assets:
Trademarks		12,069	—	12,069	12,566	—	12,566
Total intangible assets		$71,816	$28,201	$43,615	$73,281	$25,653	$47,628

Amortization expense related to intangibles assets was $1.4 million and $0.8 million for the three months ended September 30, 2013 and 2014, respectively. At September 30, 2014, the estimated future amortization expense was as follows (in thousands):

Fiscal Years

2015 (remaining 9 months)	$2,994
2016	3,757
2017	3,913
2018	3,826
2019	3,582
2020	3,116
2021 and thereafter, including assets that have not yet begun to be amortized	13,874
Total	$35,062

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in thereafter in the table above. During the three months ended September 30, 2013 and 2014, the Company capitalized software development costs in the amount of $1.2 million and $0.6 million, respectively.

4. Borrowings

The Company has a $450 million credit agreement maturing in May 2019. The credit agreement consists of a $450 million revolving credit facility, including a $375 million sub-limit for letters of credit. The Company has the ability to increase the facility by $200 million under certain circumstances. Borrowings under this facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25% as of September 30, 2014. This margin is determined by the Company’s consolidated leverage ratio and may range from 1.25% to 2.0%. Letters of credit reduce the amount available to borrow by their face value. As of September 30, 2014, the unused portion of the facility bears a commitment fee of 0.20%, but can range from 0.20% to 0.35% based on the Company’s consolidated leverage ratio. The Company’s borrowings under the credit agreement are guaranteed by the Company’s U.S.-based subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of September 30, 2014, there was $30.0 million outstanding under the revolving credit facility and $100.1 million outstanding under the letters-of-credit sub-facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of- credit, denominated in local currencies and US dollars, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of September 30, 2014, $11.6 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of September 30, 2014, the total amount available under these credit facilities was $26.4 million, with a total cash borrowing sub-limit of $2.9 million.

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

Long-term debt consisted of the following (in thousands):

	June 30, 2014	September 30, 2014
Term loans	$10,921	$11,607
Other long-term debt	2,334	2,480
	13,255	14,087
Less current portion of long-term debt	2,819	2,820
Long-term portion of debt	$10,436	$11,267

5. Stock-based Compensation

As of September 30, 2014, the Company maintained two share-based employee compensation plans (the “OSI Plans”): the 2012 Incentive Award Plan (“2012 Plan”) and the Amended and Restated 2006 Equity Participation Plan (“2006 Plan”). Upon stockholder approval of the 2012 Plan, the Company ceased to make grants under the 2006 Plan.

The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2013	2014
Cost of goods sold	$269	$205
Selling, general and administrative	5,303	5,763
Research and development	66	27
Stock-based compensation expense before taxes	$5,638	$5,995
Less: related income tax benefit	2,174	2,406
Stock-based compensation expense, net of estimated taxes	$3,464	$3,589

As of September 30, 2014, total unrecognized compensation cost related to share-based compensation grants were estimated at $1.4 million for stock options and $30.5 million for restricted stock and restricted stock units (“RSUs”) under the OSI Plans.  The Company expects to recognize these costs over a weighted-average period of 2.2 years with respect to the options and 1.9 years for grants of restricted stock and RSUs.

The following summarizes stock option activity during the three months ended September 30, 2014:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2014	1,022,991	$26.60
Granted	42,476	$68.03
Exercised	(4,154)	$50.27
Expired or forfeited	(2,623)	$56.94
Outstanding at September 30, 2014	1,058,690	$28.09	5.6 years	$36,839
Exercisable at September 30, 2014	949,969	$24.35	5.2 years	$36,297

A summary of restricted stock and RSU award activity during the three months ended September 30, 2014 is as follows:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2014	661,400	$54.78
Granted	277,536	64.63
Vested	(233,945)	42.20
Forfeited	(6,821)	37.39
Nonvested at September 30, 2014	698,170	63.08

As of September 30, 2014, there were 2,973,477 shares available for grant under the 2012 Plan.  Under the terms of that plan, restricted stock and RSUs granted from the pool of shares available for grant on or after December 12, 2012 reduce the pool by 1.87 shares for each share granted.  Restricted stock and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each share forfeited.

The Company granted 160,922 and 151,469 performance-based units during the three months ended September 30, 2013 and 2014, respectively. These performance-based restricted stock awards are contingent on the achievement of certain financial performance metrics. The payout can range from zero to 250% of the original number of shares or units awarded, which are converted into shares of the Company’s common stock.

6. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended September 30,
	2013	2014
Service cost	$293	$264
Amortization of prior service cost	202	202
Net periodic pension expense	$495	$466

For the three months ended September 30, 2013 and 2014, the Company made contributions of $0.1 million and $1.0 million, respectively, to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For the three months ended September 30, 2013 and 2014, the Company made contributions of $1.0 million and $1.2 million, respectively, to these defined contribution plans.

7. Commitments and Contingencies

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones. The maximum amount of such future payments under arrangements with contingent consideration caps is $58 million as of September 30, 2014. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing the technology of CXR Limited, a company acquired in 2004. For acquisitions that occurred prior to fiscal year 2010, the Company accounts for such contingent payments as an addition to the purchase price of the acquired business. Otherwise, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition in the condensed consolidated balance sheets with subsequent revisions reflected in the condensed consolidated statements of operations. As of June 30, 2014 and September 30, 2014, $23.2 million and $24.4 million of contingent payment obligations, respectively, are included in Other long-term liabilities in the accompanying condensed consolidated balance sheets.

Advances from Customers

The Company receives advances from customers associated with certain projects.  In fiscal 2012, the Company entered into an agreement with the Mexican government to provide a turnkey security screening solution along the country’s borders, and in its ports and airports.  Associated with the agreement, the Company was provided an advance totaling $100 million.  The Company is obligated to provide a guarantee until the advance has been fully amortized in fiscal 2017.  As of September 30, 2014, $68.8 million of this advance remains outstanding.

Environmental Contingencies

The Company is subject to various environmental laws. The Company’s practice is to conduct appropriate environmental investigations at its manufacturing facilities in North America, Asia Pacific, and Europe, and, to the extent practicable, on all new properties in order to identify, as of the date of such report, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, the Company has conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

During one investigation at the Company’s Hawthorne, California facility, the Company discovered soil and groundwater contamination that it believes was the result of unspecified on- and off-site releases occurring prior to the Company’s occupancy. Historical usage of this site includes semiconductor and electronics manufacturing, dating back to the mid-1960s, as well as possible aircraft and related manufacturing dating to the early 1940s. Similar operations, including chemical manufacturing and storage, were conducted at neighboring sites throughout that period and into the 1990s. It is not presently known when the releases occurred or by whom they were caused, though Company records, in conjunction with data obtained from soil and groundwater surveys, support the Company’s assertion that these releases are historical in nature. Further, the groundwater contamination is a known regional issue, not limited to the Company’s premises or its immediate surroundings. The Company filed the requisite reports concerning this site with the appropriate environmental authorities upon discovery, and in cooperation with the local governing agency has provided additional historical information and conducted further site characterization studies. Recent soil and groundwater investigations, including the installation of groundwater monitoring wells, were completed in fiscal 2014. Results from these studies are being evaluated to determine the extent of the on-site releases and whether any soils remediation will be required. Periodic groundwater monitoring is expected to continue until such time as the governing authority requests further action.

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

Indemnifications

In the normal course of business, the Company has agreed to indemnify certain parties with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to indemnification as of September 30, 2014.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended September 30,
	2013	2014
Balance at beginning of period	$12,890	$11,923
Additions and adjustments	1,254	847
Reductions for warranty repair costs	(785)	(870)
Balance at end of period	$13,359	$11,900

Legal Proceedings

On December 12, 2013, a putative class action complaint was filed against the Company and certain of its officers in the United States District Court for the Central District of California (“Court”) captioned Roberti v. OSI Systems, Inc., et al., Case No. 2:13-cv-09174-MWF-VBK (the “Securities Class Action”). The Amended Complaint, filed on May 20, 2014, alleges that the Company and the individual defendants violated the Securities Exchange Act of 1934 by misrepresenting or failing to disclose facts concerning the status of Rapiscan’s efforts to develop Automated Threat Recognition software and the alleged use of unapproved parts in its baggage scanning systems in violation of its contract with the U.S. Transportation Security Administration (TSA). The Amended Complaint also asserts that the individual defendants allegedly sold stock based on material non-public information. Plaintiff demands a jury trial and seeks class certification, unspecified damages, an award of pre-judgment and post-judgment interest, attorneys’ and experts’ fees, costs, and other unspecified relief. On July 18, 2014, the Company filed a Motion to Dismiss the Amended Complaint. The Motion is scheduled to be heard on November 3, 2014.

On April 15, 2014, a shareholder derivative complaint was filed in the Court purportedly on behalf of the Company against the members of the Company’s Board of Directors (as individual defendants), captioned Hagan v. Chopra, et al., Case No. 2:14-cv-02910-ODW-PJW (the “Derivative Action”). The complaint generally asserts the same factual allegations as those at issue in the related Securities Class Action and purports to allege claims for breach of fiduciary duties and unjust enrichment against the individual defendants on behalf of the Company. The complaint seeks unspecified damages, restitution, injunctive relief, attorneys’ and experts’ fees, costs, expenses, and other unspecified relief. The Derivative Action is currently stayed pending the resolution of the Motion to Dismiss in the Securities Class Action.

While the Company believes that the Securities Class Action and the Derivative Action are without merit and intends to defend the litigation vigorously, it expects to incur costs associated with defending the Securities Class Action and the Derivative Action. At this early stage of litigation, the ultimate outcomes of the Securities Class Action and the Derivative Action are uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on its financial statements.

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

Other Matters

On December 5, 2013, the Company’s Security division was notified by the TSA that a delivery order that it had received on September 26, 2013, for baggage and handling inspection systems was being terminated for default. The termination resulted from the use of an upgraded X-ray generator component. While the component had been vetted by the Security division’s internal quality assurance, the Security division had not met the contractual requirement of obtaining the TSA’s approval in advance. The upgraded X-ray generator component has since been approved for use by the TSA. The termination for default could result in a claim by the Government for compensation.  As of this date, no such claim has been made, and the Company does not know the likely amount of any such claim if it were to be made.  Also, as a result of this termination for default, the Security division was referred to the U.S. Department of Homeland Security (DHS) for further review. As a result of this review, in October 2014 the Security division entered into an Addendum to its Administrative Agreement dated June 21, 2013 with DHS.  Pursuant to the terms of the Addendum, the Security division has agreed, among other things, to extend the term of the Administrative Agreement by 24 months.

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

9. Segment Information

The Company has determined that it operates in three identifiable industry segments: (a) security and inspection systems (Security division), (b) medical monitoring and anesthesia systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). The Company also has a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances and legal and audit and other professional service fees not allocated to product segments. Both the Security and Healthcare divisions comprise primarily end-user businesses, while the Optoelectronics and Manufacturing division primarily supplies components and subsystems to original equipment manufacturers, including to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values.  All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies of the Form 10-K for the fiscal year ended June 30, 2014.

The following tables present the operations and identifiable assets by industry segment (in thousands):

	Three Months Ended September 30,
	2013	2014
Revenues(2) — by Segment:
Security division	$97,153	$113,439
Healthcare division	45,787	47,834
Optoelectronics and Manufacturing division, including intersegment revenues	71,311	69,086
Intersegment revenues elimination	(7,977)	(11,962)
Total	$206,274	$218,397

	Three Months Ended September 30,
	2013	2014
Operating income (loss) — by Segment:
Security division	$11,622	17,259
Healthcare division	(1,998)	62
Optoelectronics and Manufacturing division	4,765	4,327
Corporate	(4,045)	(4,517)
Eliminations(1)	129	(467)
Total	$10,473	$16,664

	June 30, 2014	September 30, 2014
Assets — by Segment:
Security division	$535,306	$525,293
Healthcare division	190,612	203,284
Optoelectronics and Manufacturing division	169,084	165,407
Corporate	133,836	139,189
Eliminations(1)	(4,652)	(5,118)
Total	$1,024,186	$1,028,055

(1)        Eliminations within operating income primarily reflect the change in the elimination of intercompany profit in inventory not-yet-realized. Eliminations in assets reflect the amount of intercompany profits in inventory as of the balance sheet date. Such intercompany profit will be realized when inventory is shipped to the external customers of the Security and Healthcare divisions.

(2)        One customer accounted for 15% of total net revenues for the three months ended September 30, 2013 and 2014.  One customer accounted for 10% of the net receivables as of September 30, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “OSI”, the “Company”, “we”, “us”, “our” and similar terms refer to OSI Systems, Inc. and wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of September 30, 2014 and results of operations for the three-months ended September 30, 2013 and 2014 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2014.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives and future financial position, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “believe,” “expect,” “may,” “could,” “likely to,” “should,” or “will,” or by discussions of strategy that involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Statements in this Quarterly Report on Form 10-Q that are forward-looking are based on current expectations and actual results may differ materially. These forward-looking statements should be considered in light of numerous risks and uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, the Company could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; delays in customer programs; unanticipated impacts of sequestration and other provisions of the Budget Control Act of 2011 as modified by the Bipartisan Budget Act of 2013; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year in accordance with our annual operating plan; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of the Company’s ongoing investigations and compliance reviews, contract and regulatory compliance matters, and actions, if brought, resulting in judgments, settlements, fines, injunctions, debarment and/or penalties as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings, which could have a material and adverse impact on the Company’s business, financial condition and results of operation. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (a) Security, providing security and inspection systems, turnkey security screening solutions and related services; (b) Healthcare, providing patient monitoring, cardiology and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for our Security and Healthcare divisions, as well as to external original equipment manufacturer clients for applications in the defense, aerospace, medical and industrial markets, among others.

Security Division. Through our Security division, we provide security screening, threat detection and non-intrusive inspection products and services worldwide, and provide turnkey security screening solutions. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs, radioactive material and other contraband as well as to screen people. Revenues from our Security division accounted for 47% and 52% of our total consolidated revenues for the three months ended September 30, 2013 and 2014, respectively.

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

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring,  cardiology and anesthesia delivery and ventilation systems and related supplies and accessories worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 22% of our total consolidated revenues for each of the three months ended September 30, 2013 and 2014.

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

During the three months ended September 30, 2014, our Healthcare division completed a small acquisition that expands our customer base and geographic footprint, while leveraging our existing infrastructure.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation systems, automotive diagnostic systems, gaming systems and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to original equipment manufacturers, as well as our own Security and Healthcare divisions.  Revenues from external customers in our Optoelectronics and Manufacturing division accounted for approximately 31% and 26% of our total consolidated revenues for the three months ended September 30, 2013 and 2014, respectively.

Results of Operations for the Three Months Ended September 30, 2013 (Q1 2014) Compared to Three Months Ended September 30, 2014 (Q1 2015) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

	Q1 2014	% of Net Sales	Q1 2015	% of Net Sales	$ Change	% Change
Security division	$97.2	47%	$113.4	52%	$16.2	17%
Healthcare division	45.8	22%	47.8	22%	2.0	4%
Optoelectronics and Manufacturing division	71.3	35%	69.1	31%	(2.2)	(3)%
Less: inter-division sales	(8.0)	(4)%	(11.9)	(5)%	(3.9)	49%
Total external revenues	$206.3		$218.4		$12.1	6%

Revenues for the Security division for the three months ended September 30, 2014 increased primarily as a result of increased baggage and parcel inspection sales, new product launches and partial fulfillment of the $102 million Foreign Military Sale contract to the U.S. Department of Defense to supply multiple units of cargo and vehicle inspection systems and related training, spare parts, service and logistics support for Iraq.

Revenues for the Healthcare division for the three months ended September 30, 2014 increased primarily due to the acquisition of a European cardiology equipment business during the first quarter of the current fiscal year and increased sales in our North American and Asian markets.  These increases were partially offset by a decrease in organic sales in our Europe, Middle East and African region.

Revenues for the Optoelectronics and Manufacturing division for the three months ended September 30, 2014 decreased 3% as a result of lower contract manufacturing sales in the current fiscal year.  This decrease was primarily attributable to exceptionally high sales to a single customer during the first quarter of the prior fiscal year to whom we continue to sell but at a lower level.

Gross Profit

	Q1 2014	% of Net Sales	Q1 2015	% of Net Sales	$ Change	% Change
Gross profit	$67.9	32.9%	$74.2	34.0%	$6.3	9%

Gross profit during the three months ended September 30, 2014 increased as a result of increased sales and an improvement in gross margin.  The gross margin increase was a result of the impact of lower revenues in our Optoelectronics and Manufacturing division, which has historically generated the lowest gross margins across the three divisions.

Operating Expenses

	Q1 2014	% of Net Sales	Q1 2015	% of Net Sales	$ Change	% Change
Selling, general and administrative	$42.2	20.5%	$44.2	20.3%	$2.0	5%
Research and development	11.0	5.3%	12.7	5.8%	1.7	15%
Restructuring and other charges	4.2	2.0%	0.7	0.3%	(3.5)	(83)%
Total operating expenses	$57.4	27.8%	$57.6	26.4%	$0.2	0%

Selling, general and administrative. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. SG&A for the three months ended September 30, 2014 increased primarily to support our 6% revenue growth.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. R&D for the three months ended September 30, 2014 increased significantly as we invested in the next generation of products within our Security division, while R&D spending in our Healthcare and Optoelectronics and Manufacturing divisions was in line with the prior year.

Restructuring and other charges.  Restructuring and other charges consist of nonrecurring charges related to facility consolidation and other opportunities to become more efficient.  In addition, during the past several quarters we have incurred costs related to contracts with the U.S. federal government and professional fees associated with defending against class action and derivative lawsuits filed against the Company. Restructuring and other charges for the three months ended September 30, 2014 decreased significantly as we incurred significant charges in the prior year including: $2.0 million in our Healthcare division related to a facility relocation, $0.6 million in our Optoelectronics and Manufacturing division related to employee severance as a result of a facility consolidation and a $1.6 million charge in our Security division related to a contract settlement with the U.S. federal government. In the current year, such charges were much lower and included $0.1 million in both our Healthcare and Optoelectronics and Manufacturing divisions related to capitalizing on efficiency opportunities, and $0.4 million in our Corporate segment related to the class action and derivative lawsuits.

Other Income and Expenses

Interest and other expense, net.  For the three months ended September 30, 2014, interest and other expense, net amounted to $0.9 million as compared to $1.5 million in the comparable prior-year period.  This decrease was primarily due to decreased interest expense related to lower average outstanding borrowings under our revolving credit facility as we have generated significant levels of free cash flow over the past several quarters, and the reduction in the cost of borrowing in connection with the amended credit facility completed in May 2014.

Income taxes.  For the three months ended September 30, 2014, our income tax provision was $4.6 million, compared to $2.6 million for the comparable prior-year period. Our effective tax rate for the three months ended September 30, 2014 was 28.8%, compared to 29.0% in the comparable prior-year period.  The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility. Cash and cash equivalents totaled $37.3 million at September 30, 2014, a decrease of $1.5 million from $38.8 million at June 30, 2014.  During the three months ended September 30, 2014, we generated $31.5 million of cash flow from operations and received net proceeds from our credit facility of $6.0 million.  These proceeds were used for the following: i) $3.1 million invested in capital expenditures, ii) $11.9 million for the acquisition of businesses and other assets and iii) $24.9 million for the repurchase of our common stock, including net share settlement of equity awards.  If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.  In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit as accounting earnings in the U.S. are not necessarily indicative of cash flows since earnings are generally reduced by non-cash expenses including depreciation, amortization, and stock-based compensation.

We have a five-year revolving credit facility that allows us to borrow up to $450 million at London Interbank Offered Rate (LIBOR) plus 1.25% depending upon our leverage ratio. As of September 30, 2014, there was $30.0 million outstanding under the revolving credit facility and $100.1 million outstanding under the letters-of-credit sub-facility.

Cash Provided by Operating Activities.   Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the three month ended September 30, 2014, we generated cash from operations of $31.5 million compared to $6.2 million in the prior year period.  Cash flow from operating activities during the first quarter of fiscal 2015 primarily consisted of net income of $11.2 million, adjusted for certain non-cash items, including total depreciation and amortization of $17.7 million, stock-based compensation expense of $6.0 million, and the net negative impact of changes in operating assets and liabilities on cash of $3.6 million.  The year-over-year increase in cash from operations primarily resulted from improved profitability and the impact of changes in working capital as the prior year changes in working capital used $18.9 million of cash.

Cash Used in Investing Activities. Net cash used in investing activities was $15.1 million for the three months ended September 30, 2014 as compared to $19.0 million used for the three months ended September 30, 2013.  During the three months ended September 30, 2014, we made $3.1 million in capital expenditures compared to $8.0 million during the comparable prior-year period.  This decrease is primarily a result of the timing of capital expenditures in support of our turnkey screening program in Mexico. In the three months ended September 30, 2014, we also used cash of $10.9 million for acquisitions of businesses as compared to $9.3 million in the comparable prior-year period.

Cash Provided by (Used in) Financing Activities. Net cash used in financing activities was $19.0 million for the three months ended September 30, 2014, compared to $14.5 million provided by financing activities for the three months ended September 30, 2013. During the three months ended September 30, 2014, we repurchased $24.9 million of our common stock including net share settlement of equity awards compared to $9.0 million for the same period in the prior year.  Also, during the current year we drew down $6.0 million from our credit facility as compared to $20.0 million in the prior year.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $44.1 million at September 30, 2014, an increase of $6.8 million from $37.3 million at June 30, 2014. See Note 4 to the condensed consolidated financial statements for further discussion.

Cash Held by Foreign Subsidiaries

Our cash, cash equivalents, and investments totaled $37.3 million at September 30, 2014. Of this amount, approximately 66% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Malaysia and the United Kingdom, and to a lesser extent in Mexico, India, Singapore, China, Germany and Canada amongst others. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event that funds from foreign operations are needed to fund operations in the United States and if U.S. taxes have not been previously provided on the related earnings, we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table presents the shares acquired during the quarter ended September 30, 2014:

	Total number of shares (or units) purchased		Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
July 1, 2014 to July 31, 2014	159,542	(1)(2)	$65.19	159,474	1,059,721
August 1, 2014 to August 31, 2014	47,548	(1)(2)	$66.44	29,642	1,030,079
September 1, 2014 to September 30, 2014	171,183	(1)(2)	$66.39	87,884	942,195
	378,273		$65.89	277,000

(1)                                 A total of 68 shares, 17,906 shares and 83,299 shares of common stock were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares for the months July, August and September 2014, respectively.

(2)                                 For the three months ended September 30, 2014, a total of 277,000 shares of common stock were purchased under the stock repurchase program at an average price of $66.30 per share.

(3)                                 In March 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares. In September 2004, our Board of Directors authorized an additional 1,000,000 shares for repurchase pursuant to this program. In April 2013, our Board of Directors authorized an additional 1,000,000 shares for repurchase pursuant to this program. This program does not have an expiration date. Upon repurchase, the shares are restored to the status of authorized but unissued and we record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

Dividend Policy

We have not paid cash dividends on our common stock in the past and have no plans to do so in the foreseeable future.  Certain of our current bank credit facilities restrict the payment of cash dividends and future borrowings may contain similar restrictions.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.  See Note 7 to the condensed consolidated financial statements for further discussion regarding significant changes in those obligations during the first three months of fiscal 2015.

Off Balance Sheet Arrangements

As of September 30, 2014, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2014.

Please refer Note 1 to our condensed consolidated financial statements for discussion concerning recent accounting updates not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three months ended September 30, 2014, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Foreign Currency Exchange Risk

Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. We conduct business in more than 20 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income. Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a loss of $0.7 million and a gain of $0.5 million during the three months ended September 30, 2013 and 2014, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $3 million in the first quarter of fiscal 2015. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $3 million in the first quarter of fiscal 2015.

Use of Derivatives

Our use of derivatives consists primarily of an interest swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had an interest rate swap of $8.0 million outstanding as of September 30, 2014.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three months ended September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain of the legal proceedings in which we are involved are discussed in Note 7, “Commitments and Contingencies,” to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

ITEM 1A. RISK FACTORS

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on August 27, 2014, which describe various risks and uncertainties to which we are or may become subject. There have been no material changes to the risk factors included in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Stock Repurchase Program discussion under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is hereby incorporated by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1	Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL, as follows:
(i) the consolidated balance sheets
(ii) the consolidated statements of operations
(iii) the consolidated statements of comprehensive income
(iv) the consolidated statements of cash flows
(v) the notes to the consolidated financial statements, tagged in summary and detail

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 24th day of October 2014.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and
Chief Financial Officer