Form 10-Q
period 2014-12-31
OSI SYSTEMS INC
filed 2015-01-27
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 26, 2015, there were 19,804,943 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

		(Unaudited)
	June 30,	December 31,
	2014	2014
ASSETS
Current Assets:
Cash and cash equivalents	$38,831	$44,780
Accounts receivable, net	185,773	184,228
Inventories	234,138	263,901
Deferred taxes	73,510	73,293
Prepaid expenses and other current assets	46,978	53,131
Total current assets	579,230	619,333
Property and equipment, net	260,479	240,369
Goodwill	92,607	98,410
Intangible assets, net	43,615	48,865
Other assets	48,255	49,681
Total assets	$1,024,186	$1,056,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$24,000	$23,000
Current portion of long-term debt	2,819	2,816
Accounts payable	74,460	96,513
Accrued payroll and related expenses	32,997	29,681
Advances from customers	38,493	42,486
Deferred revenue	60,677	51,742
Income taxes payable	20,556	30,872
Other accrued expenses and current liabilities	55,977	61,473
Total current liabilities	309,979	338,583
Long-term debt	10,436	9,399
Advances from customers	50,000	37,500
Deferred income taxes	73,161	73,933
Other long-term liabilities	48,397	55,920
Total liabilities	491,973	515,335
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value — authorized, 100,000,000 shares; issued and outstanding, 19,942,923 shares at June 30, 2014 and 19,788,531 shares at December 31, 2014	287,434	271,988
Retained earnings	247,680	277,170
Accumulated other comprehensive loss	(2,901)	(7,835)
Total stockholders’ equity	532,213	541,323
Total liabilities and stockholders’ equity	$1,024,186	$1,056,658

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2014	2013	2014
Net revenues:
Products	$173,974	$190,821	$317,450	$347,309
Services	62,434	67,008	125,232	128,917
Total net revenues	236,408	257,829	442,682	476,226
Cost of goods sold:
Products	118,781	126,366	222,374	233,790
Services	36,688	42,189	71,423	78,920
Total cost of goods sold	155,469	168,555	293,797	312,710
Gross profit	80,939	89,274	148,885	163,516
Operating expenses:
Selling, general and administrative	45,556	47,894	87,770	92,076
Research and development	11,175	13,240	22,195	25,910
Restructuring and other charges	2,179	2,079	6,418	2,805
Total operating expenses	58,910	63,213	116,383	120,791
Income from operations	22,029	26,061	32,502	42,725
Interest and other expense, net	(1,503)	(832)	(2,973)	(1,696)
Income before income taxes	20,526	25,229	29,529	41,029
Provision for income taxes	5,953	6,988	8,562	11,539
Net income	$14,573	$18,241	$20,967	$29,490

Net income per share:
Basic	$0.73	$0.92	$1.05	$1.49
Diluted	$0.71	$0.89	$1.02	$1.44
Shares used in per share calculation:
Basic	19,961	19,811	19,966	19,815
Diluted	20,589	20,487	20,604	20,506

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2014	2013	2014
Net income	$14,573	$18,241	$20,967	$29,490
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	471	(2,433)	1,779	(5,133)
Other	30	71	122	199
Other comprehensive income (loss)	501	(2,362)	1,901	(4,934)
Comprehensive income	$15,074	$15,879	$22,868	$24,556

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Six Months Ended December 31,
	2013	2014
Cash flows from operating activities:
Net income	$20,967	$29,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,417	32,082
Stock based compensation expense	10,721	12,078
Provision for losses on accounts receivable	977	647
Other	39	215
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	46,781	456
Inventories	(8,768)	(29,164)
Prepaid expenses and other assets	(5,649)	4,186
Accounts payable	(32,798)	19,201
Advances from customers	(10,648)	(8,465)
Deferred revenue	27,542	(7,557)
Other	(608)	7,781
Net cash provided by operating activities	74,973	60,950
Cash flows from investing activities:
Acquisition of property and equipment	(41,702)	(6,447)
Acquisition of businesses, net of cash acquired	(10,087)	(14,687)
Acquisition of intangible and other assets	(2,467)	(3,376)
Net cash used in investing activities	(54,256)	(24,510)
Cash flows from financing activities:
Net borrowings (repayments) on bank lines of credit	1,000	(1,000)
Proceeds from long-term debt	2,841	653
Payments on long-term debt	(1,562)	(1,470)
Proceeds from exercise of stock options and employee stock purchase plan	1,501	1,941
Repurchase of common shares	(12,056)	(22,617)
Taxes paid related to net share settlements of equity awards	(8,230)	(6,847)
Net cash used in financing activities	(16,506)	(29,340)
Effect of exchange rate changes on cash	991	(1,151)
Net increase in cash and cash equivalents	5,202	5,949
Cash and cash equivalents-beginning of period	34,697	38,831
Cash and cash equivalents-end of period	$39,899	$44,780
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$2,878	$1,347
Income taxes	$8,716	$6,559

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the operating results to be expected for the full 2015 fiscal year or any future periods.

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

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock or unit awards under the treasury stock method.  During the three and six months ended December 31, 2013 and 2014, the number of stock options and stock awards or units excluded from the calculations because they were antidilutive was de minimis.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2014	2013	2014
Net income for diluted earnings per share calculation	$14,573	$18,241	$20,967	$29,490

Weighted average shares outstanding for basic earnings per share calculation	19,961	19,811	19,966	19,815
Dilutive effect of stock awards	628	676	638	691
Weighted average shares outstanding for diluted earnings per share calculation	20,589	20,487	20,604	20,506

Basic net income per share	$0.73	$0.92	$1.05	$1.49
Diluted net income per share	$0.71	$0.89	$1.02	$1.44

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

The following is a summary of the inputs used in valuing investments carried at fair value (in thousands):

	Level 1	Level 2	June 30, 2014	Level 1	Level 2	December 31, 2014
Equity securities	414	500	914	326	1,600	1,926
Insurance company contracts	—	17,383	17,383	—	18,176	18,176
Interest rate contract	—	28	28	—	36	36
Total	$414	$17,911	$18,325	$326	$19,812	$20,138

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

Business Combinations

During the normal course of business the Company makes acquisitions.  In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is provided.  During the six months ended December 31, 2014, the Company completed acquisitions that were not material both individually and in aggregate.

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

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2014	December 31, 2014
Accounts receivable
Billed receivables	$189,489	$188,351
Unbilled receivables	1,975	2,727
Less allowance for doubtful accounts	(5,691)	(6,850)
Total	$185,773	$184,228

	June 30, 2014	December 31, 2014
Inventories
Raw materials	$117,945	$154,948
Work-in-process	33,394	52,909
Finished goods	82,799	56,044
Total	$234,138	$263,901

	June 30, 2014	December 31, 2014
Property and equipment
Buildings and improvements	$163,952	$166,453
Leasehold improvements	9,744	10,318
Equipment and tooling	154,367	155,642
Furniture and fixtures	4,017	4,093
Computer equipment	17,466	18,276
Computer software	15,670	16,185
	365,216	370,967
Less: accumulated depreciation and amortization	(131,038)	(155,344)
	234,178	215,623
Land	13,651	13,651
Construction in process	12,650	11,095
Property and equipment, net	$260,479	$240,369

Depreciation expense was approximately $12.3 million and $13.3 million for the three months ended December 31, 2013 and 2014, respectively, and approximately $23.8 million and $30.2 million for the six months ended December 31, 2013 and 2014, respectively.

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six month period ended December 31, 2014 are as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2014	$29,507	$37,237	$25,863	$92,607
Goodwill acquired or adjusted during the period	957	6,522	37	7,516
Foreign currency translation adjustment	(430)	(656)	(627)	(1,713)
Balance as of December 31, 2014	$30,034	$43,103	$25,273	$98,410

Intangible assets consisted of the following (in thousands):

		June 30, 2014			December 31, 2014
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	9 years	$21,165	$6,716	$14,449	$23,024	$7,105	$15,919
Patents	17 years	6,566	765	5,801	6,938	873	6,065
Core technology	10 years	2,289	2,150	139	2,094	2,072	22
Developed technology	10 years	18,308	11,559	6,749	20,650	12,187	8,463
Customer relationships/ backlog	7 years	11,419	7,011	4,408	10,226	4,380	5,846
Total amortizable assets		59,747	28,201	31,546	62,932	26,617	36,315
Non-amortizable assets - Trademarks		12,069	—	12,069	12,550	—	12,550
Total intangible assets		$71,816	$28,201	$43,615	$75,482	$26,617	$48,865

Amortization expense related to intangibles assets was $1.2 million and $1.1 million for the three months ended December 31, 2013 and 2014, respectively. For the six months ended December 31, 2013 and 2014, amortization expense was $2.6 million and $1.9 million, respectively. At December 31, 2014, the estimated future amortization expense was as follows (in thousands):

Fiscal Years
2015 (remaining 6 months)	$1,970
2016	3,975
2017	4,327
2018	4,363
2019	3,790
2020	3,350
2021 and thereafter, including assets that have not yet begun to be amortized	14,540
Total	$36,315

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in thereafter in the table above. For the three months ended December 31, 2013 and 2014, $0.5 million and $0.8 million were capitalized, respectively.  During the six months ended December 31, 2013 and 2014, the Company capitalized software development costs in the amount of $1.8 million and $1.4 million, respectively.

4. Borrowings

The Company has a $450 million credit agreement maturing in May 2019.  The credit agreement consists of a $450 million revolving credit facility, including a $375 million sub-limit for letters of credit. The Company has the ability to increase the facility by $200 million under certain circumstances.  Borrowings under this facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25% as of December 31, 2014.  This margin is determined by the Company’s consolidated leverage ratio and may range from 1.25% to 2.0%. Letters of credit reduce the amount available to borrow by their face value.  As of December 31, 2014, the unused portion of the facility bears a commitment fee of 0.20%, but can range from 0.20% to 0.35% based on the Company’s consolidated leverage ratio. The Company’s borrowings under the credit agreement are guaranteed by the Company’s U.S.-based subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of December 31, 2014, there was $23.0 million outstanding under the revolving credit facility and $90.7 million outstanding under the letters-of-credit sub-facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of- credit, denominated in local currencies and US dollars, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of December 31, 2014, $8.0 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of December 31 2014, the total amount available under these credit facilities was $27.3 million, with a total cash borrowing sub-limit of $1.6 million.

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

Long-term debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2014
Term loans	$10,921	$9,810
Other long-term debt	2,334	2,405
	13,255	12,215
Less current portion of long-term debt	2,819	2,816
Long-term portion of debt	$10,436	$9,399

5. Stock-based Compensation

As of December 31, 2014, the Company maintained two share-based employee compensation plans (the “OSI Plans”): the 2012 Incentive Award Plan (“2012 Plan”) and the Amended and Restated 2006 Equity Participation Plan (“2006 Plan”). Upon stockholder approval of the 2012 Plan, the Company ceased to make grants under the 2006 Plan.

The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2014	2013	2014
Cost of goods sold	$255	$290	$525	$495
Selling, general and administrative	4,770	5,724	10,072	11,488
Research and development	58	68	124	95
Stock-based compensation expense before taxes	$5,083	$6,082	10,721	$12,078
Less: related income tax benefit	(1,963)	(2,354)	(4,138)	(4,761)
Stock-based compensation expense, net of estimated taxes	$3,120	$3,728	$6,583	$7,317

As of December 31, 2014, total unrecognized compensation cost related to share-based compensation grants were estimated at $1.2 million for stock options and $24.4 million for restricted stock and restricted stock units (“RSUs”) under the OSI Plans.  The Company expects to recognize these costs over a weighted-average period of 1.9 years with respect to the options and 1.8 years for grants of restricted stock and RSUs.

The following summarizes stock option activity during the six months ended December 31, 2014:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2014	1,022,991	$26.60
Granted	42,476	$68.03
Exercised	(19,803)	$41.00
Expired or forfeited	(2,899)	$58.42
Outstanding at December 31, 2014	1,042,765	$27.92	5.3 years	$44,681
Exercisable at December 31, 2014	949,969	$24.19	4.9 years	$43,608

The following summarizes restricted stock and RSU award activity during the six months ended December 31, 2014:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2014	661,400	$54.78
Granted	279,121	64.65
Vested	(248,502)	42.25
Forfeited	(7,075)	38.33
Nonvested at December 31, 2014	684,944	$63.52

As of December 31, 2014, there were 2,979,007 shares available for grant under the 2012 Plan.  Under the terms of that plan, restricted stock and RSUs granted from the pool of shares available for grant on or after December 12, 2012 reduce the pool by 1.87 shares for each share granted.  Restricted stock and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each share forfeited.

The Company granted 160,922 and 151,469 performance-based RSUs during the six months ended December 31, 2013 and 2014, respectively. These performance-based restricted stock awards are contingent on the achievement of certain financial performance metrics. The payout can range from zero to 250% of the original number of shares or units awarded, which are converted into shares of the Company’s common stock.

6. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2014	2013	2014
Service cost	$309	$266	$602	$530
Amortization of prior service cost	202	202	404	404
Net periodic pension expense	$511	$468	$1,006	$934

For the three months ended December 31, 2013, the Company made contributions of $0.8 million to these defined benefit plans; while no contributions were made during the three months ended December 31, 2014. For the six months ended December 31, 2013 and 2014, the Company made contributions of $0.9 million and $1.0 million, respectively, to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For the three months ended December 31, 2013 and 2014, the Company made contributions of $1.0 and $1.1 million, respectively, to these defined contribution plans. For the six months ended December 31, 2013 and 2014, the Company made contributions of $2.0 million and $2.2 million, respectively, to these defined contribution plans.

7. Commitments and Contingencies

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones. The maximum amount of such future payments under arrangements with contingent consideration caps is $57 million as of December 31, 2014. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing the technology of CXR Limited, a company acquired in 2004. For acquisitions that occurred prior to fiscal year 2010, the Company accounts for such contingent payments as an addition to the purchase price of the acquired business. Otherwise, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition in the condensed consolidated balance sheets with subsequent revisions reflected in the condensed consolidated statements of operations. As of June 30, 2014 and December 31, 2014, $23.2 million and $23.7 million of contingent payment obligations, respectively, are included in Other long-term liabilities in the accompanying condensed consolidated balance sheets.

Advances from Customers

The Company receives advances from customers associated with certain projects.  In fiscal 2012, the Company entered into an agreement with the Mexican government to provide a turnkey security screening solution along the country’s borders, and in its ports and airports.  Associated with the agreement, the Company was provided an advance totaling $100 million that is scheduled to become fully amortized in fiscal 2017.  As of December 31, 2014, $62.5 million of this advance remains outstanding.

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

During one investigation at the Company’s Hawthorne, California facility, the Company discovered soil and groundwater contamination that it believes was the result of unspecified on- and off-site releases occurring prior to the Company’s occupancy. Historical usage of this site includes semiconductor and electronics manufacturing, dating back to the mid-1960s, as well as possible aircraft and related manufacturing dating to the early 1940s. Similar operations, including chemical manufacturing and storage, were conducted at neighboring sites throughout that period and into the 1990s. It is not presently known when the releases occurred or by whom they were caused, though Company records, in conjunction with data obtained from soil and groundwater surveys, support the Company’s assertion that these releases are historical in nature. Further, the groundwater contamination is a known regional issue, not limited to the Company’s premises or its immediate surroundings. The Company has filed all requisite reports with the appropriate environmental authorities and continues to cooperate with the local governing agency to develop a complete and accurate characterization of this site.  Recent actions during fiscal years 2014 and 2015 include the installation of groundwater monitoring wells and the implementation of a groundwater monitoring program, focused soils investigations, and indoor vapor intrusion surveys, per regulatory requirements.  Results from these studies are being evaluated to determine the extent of the on-site releases and whether any soils remediation will be required. Periodic groundwater monitoring is expected to continue until such time as the governing authority requests further action.

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

Indemnifications

In the normal course of business, the Company has agreed to indemnify certain parties with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to indemnification as of December 31, 2014.

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

The following table presents changes in warranty provisions (in thousands):

	Six Months Ended December 31,
	2013	2014
Balance at beginning of period	$12,890	$11,923
Additions and adjustments	2,536	2,452
Reductions for warranty repair costs	(2,157)	(1,704)
Balance at end of period	13,269	$12,671

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

On April 15, 2014, a shareholder derivative complaint was filed in the Court purportedly on behalf of the Company against the members of the Company’s Board of Directors (as individual defendants), captioned Hagan v. Chopra, et al., Case No. 2:14-cv-02910-ODW-PJW (the “Hagan Derivative Action”). The complaint generally asserts the same factual allegations as those at issue in the related Securities Class Action and purports to allege claims for breach of fiduciary duties and unjust enrichment against the individual defendants on behalf of the Company. The complaint seeks unspecified damages, restitution, injunctive relief, attorneys’ and experts’ fees, costs, expenses, and other unspecified relief.

On December 29, 2014, a second shareholder derivative complaint was filed in the Court against the members of the Company’s Board of Directors, captioned City of Irving Benefit Plan, Derivatively on Behalf of OSI Systems, Inc. v. Deepak Chopra, et al., Case No. 2:14-cv-09869 (the “Irving Derivative Action” and, together with the Hagan Derivative Action, the “Derivative Actions”), which generally makes the same factual allegations as those contained in the Securities Class Action and Hagan Derivative Action.

While the Company believes that the Securities Class Action and the Derivative Actions are without merit and intends to defend the litigation vigorously, it expects to incur costs associated with defending the Securities Class Action and the Derivative Actions. At this early stage of litigation, the ultimate outcomes of the Securities Class Action and the Derivative Actions are uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on its financial statements.

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

Other Matters

On December 5, 2013, the Company’s Security division was notified by the TSA that a delivery order that it had received on September 26, 2013, for baggage and handling inspection systems was being terminated for default. The termination resulted from the use of an upgraded X-ray generator component. While the component had been vetted by the Security division’s internal quality assurance, the Security division had not met the contractual requirement of obtaining the TSA’s approval in advance. The upgraded X-ray generator component has since been approved for use by the TSA. The termination has resulted in a claim by the Government for compensation.  The Company is in communication with the TSA regarding such matters.  Also, as a result of this termination for default, the Security division was referred to the U.S. Department of Homeland Security (DHS) for further review. As a result of this review, in October 2014 the Security division entered into an Addendum to its Administrative Agreement dated June 21, 2013 with DHS.  Pursuant to the terms of the Addendum, the Security division has agreed, among other things, to extend the term of the Administrative Agreement by 24 months.

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

The following tables present the operations and identifiable assets by industry segment (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2014	2013	2014
Revenues (2) — by Segment:
Security division	$106,588	$137,005	$203,741	$250,444
Healthcare division	63,106	69,493	108,893	117,327
Optoelectronics and Manufacturing division, including intersegment revenues	76,358	65,535	147,669	134,621
Intersegment revenues elimination	(9,644)	(14,204)	(17,621)	(26,166)
Total	$236,408	$257,829	$442,682	$476,226

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2014	2013	2014
Operating income (loss) — by Segment:
Security division	$15,149	$20,401	26,771	$37,660
Healthcare division	9,226	7,489	7,228	7,551
Optoelectronics and Manufacturing division	2,121	4,366	6,886	8,693
Corporate	(4,355)	(5,733)	(8,400)	(10,250)
Eliminations (1)	(112)	(462)	17	(929)
Total	$22,029	$26,061	$32,502	$42,725

	June 30, 2014	December 31, 2014
Assets — by Segment:
Security division	$535,306	$539,775
Healthcare division	190,612	214,392
Optoelectronics and Manufacturing division	169,084	167,528
Corporate	133,836	140,294
Eliminations (1)	(4,652)	(5,331)
Total	$1,024,186	1,056,658

(1)        Eliminations within operating income primarily reflect the change in the elimination of intercompany profit in inventory not-yet-realized. Eliminations in assets reflect the amount of intercompany profits in inventory as of the balance sheet date. Such intercompany profit will be realized when inventory is shipped to the external customers of the Security and Healthcare divisions.

(2)        The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

a)             For the three months ended December 31, 2013 and 2014, one customer accounted for 13% and 11% of total net revenues, respectively; and a different customer accounted for 15% of net revenues for the three months ended December 31, 2014. For the six months ended December 31, 2013 and 2014, one customer accounted for 14% and 13% of total net revenues, respectively; and a different customer accounted for 11% of net revenues for the six months ended December 31, 2014.

b)             At December 31, 2014, one customer accounted for 14% of the accounts receivable. At June 30, 2014, one customer accounted for 13% of accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “OSI”, the “Company”, “we”, “us”, “our” and similar terms refer to OSI Systems, Inc. together with its wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of December 31, 2014 and results of operations for the six-months ended December 31, 2013 and 2014 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

Security Division. Through our Security division, we provide security screening, threat detection and non-intrusive inspection products and services worldwide, and provide turnkey security screening solutions. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs, radioactive material and other contraband as well as to screen people. Revenues from our Security division accounted for 46% and 52% of our total consolidated revenues for the six months ended December 31, 2013 and 2014, respectively.

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

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring,  cardiology and anesthesia delivery and ventilation systems and related supplies and accessories worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 25% of our total consolidated revenues for each of the six months ended December 31, 2013 and 2014.

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

During the six months ended December 31, 2014, our Healthcare division completed a small acquisition that expands our customer base and geographic footprint, while leveraging our existing infrastructure.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation systems, automotive diagnostic systems, gaming systems and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to original equipment manufacturers, as well as our own Security and Healthcare divisions.  Revenues from external customers in our Optoelectronics and Manufacturing division accounted for approximately 29% and 23% of our total consolidated revenues for the six months ended December 31, 2013 and 2014, respectively.

Results of Operations for the Three Months Ended December 31, 2013 (Q2 2014) Compared to Three Months Ended December 31, 2014 (Q2 2015) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

	Q2 2014	% of Net Sales	Q2 2015	% of Net Sales	$ Change	% Change
Security division	$106.6	45%	$137.0	53%	$30.4	29%
Healthcare division	63.1	27%	69.5	27%	6.4	10%
Optoelectronics and Manufacturing division	76.4	32%	65.5	25%	(10.9)	(14)%
Less: inter-division sales	(9.7)	(4)%	(14.2)	(5)%	(4.5)	46%
Total revenues	$236.4	100%	$257.8	100%	$21.4	9%

Revenues for the Security division for the three months ended December 31, 2014 increased primarily as a result of partial fulfillment of a large Foreign Military Sale contract to the U.S. Department of Defense to supply multiple units of cargo and vehicle inspection systems and related training, spare parts, service and logistics support for Iraq.

Revenues for the Healthcare division for the three months ended December 31, 2014 increased primarily due to the acquisition of a European cardiology equipment business during the first quarter of the current fiscal year and increased sales in our Latin American and Asian markets.  These increases were partially offset by a decrease in organic sales in our North American and Europe, Middle East and African regions.

Revenues for the Optoelectronics and Manufacturing division for the three months ended December 31, 2014 decreased as a result of lower contract manufacturing sales in the current fiscal year.  This decrease was primarily attributable to significant sales to two customers during the second quarter of the prior fiscal year to whom we continue to sell but at a lower level.

Gross Profit

	Q2 2014	% of Net Sales	Q2 2015	% of Net Sales
Gross profit	$80.9	34.2%	$89.3	34.6%

Gross profit during the three months ended December 31, 2014 increased as a result of increased sales and an improvement in gross margin.  The gross margin increase was a result of the impact of operational improvements in our Optoelectronics and Manufacturing division combined with the decrease in revenue in this division, which has historically generated the lowest gross margins across the three divisions, partially offset by a decrease in gross margin in our Healthcare division as a result of product and geographic mix.

Operating Expenses

	Q2 2014	% of Net Sales	Q2 2015	% of Net Sales	$ Change	% Change
Selling, general and administrative	$45.6	19.3%	$47.9	18.6%	$2.3	5%
Research and development	11.1	4.7%	13.2	5.1%	2.1	19%
Restructuring and other charges	2.2	0.9%	2.1	0.8%	(0.1)	(5)%
Total operating expenses	$58.9	24.9%	$63.2	24.5%	$4.3	7%

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. SG&A for the three months ended December 31, 2014 increased 5% primarily to support our 9% revenue growth.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. R&D for the three months ended December 31, 2014 increased significantly as we invested in the next generation of products within our Security division, while R&D spending in our Healthcare and Optoelectronics and Manufacturing divisions was in line with the prior year.

Restructuring and other charges.  Restructuring and other charges generally consist of non-recurring charges related to facility consolidation, reducing excess workforce and other opportunities to improve operational efficiency.  In addition, during the quarter we incurred costs related to contract issues with the TSA and professional fees associated with defending against class action and derivative lawsuits filed against the Company.

Other Income and Expenses

Interest and other expense, net. For the three months ended December 31, 2014, interest and other expense, net amounted to $0.8 million as compared to $1.5 million in the comparable prior-year period.  This decrease was due to decreased interest expense related to lower average outstanding borrowings under our revolving credit facility as we have generated significant levels of free cash flow over the past several quarters, and the reduction in the cost of borrowing in connection with the amended credit facility completed in May 2014.

Income taxes. For the three months ended December 31, 2014, our income tax provision was $7.0 million, compared to $6.0 million for the comparable prior-year period. Our effective tax rate for the three months ended December 31, 2014 was 27.7%, compared to 29.0% in the comparable prior-year period.  The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries.

Results of Operations for the Six Months Ended December 31, 2013 (YTD Q2 2014) Compared to Six Months Ended December 31, 2014 (YTD Q2 2015) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q2 2014	% of Net Sales	YTD Q2 2015	% of Net Sales	$ Change	% Change
Security division	$203.8	46%	$250.5	52%	$46.7	23%
Healthcare division	108.9	25%	117.3	25%	8.4	8%
Optoelectronics and Manufacturing division	147.6	33%	134.6	28%	(13.0)	(9)%
Less: inter-division sales	(17.6)	(4)%	(26.2)	(5)%	(8.6)	(49)%
Total revenues	$442.7	100%	$476.2	100%	$33.5	8%

Revenues for the Security division for the six months ended December 31, 2014 increased primarily as a result of increased baggage and parcel inspection sales, new product launches and partial fulfillment of a large million Foreign Military Sale contract awarded in June 2014.

Revenues for the Healthcare division for the six months ended December 31, 2014 increased primarily due to the acquisition of a European cardiology equipment business during the first quarter of the current fiscal year and increased sales in our Latin American and Asian markets.  These increases were partially offset by a decrease in organic sales in our North American and Europe, Middle East and African regions.

Revenues for the Optoelectronics and Manufacturing division for the six months ended December 31, 2014 decreased as a result of lower contract manufacturing sales in the current fiscal year.  This decrease was primarily attributable to significant sales to two customers during the first half of the prior fiscal year to whom we continue to sell but at a lower level.

Gross Profit

	YTD Q2 2014	% of Net Sales	YTD Q2 2015	% of Net Sales
Gross profit	$148.9	33.6%	$163.5	34.3%

Gross profit during the six months ended December 31, 2014 increased as a result of increased sales and an improvement in gross margin.  The gross margin increase was a result of the impact of operational improvements our Optoelectronics and Manufacturing division combined with the decrease in revenue in this division, which has historically generated the lowest gross margins across the three divisions, partially offset by a decrease in gross margin in our Healthcare division as a result of product and channel mix.

Operating Expenses

	YTD Q2 2014	% of Net Sales	YTD Q2 2015	% of Net Sales	$ Change	% Change
Selling, general and administrative	$87.8	19.8%	$92.1	19.3%	$4.3	5%
Research and development	22.2	5.0%	25.9	5.5%	3.7	17%
Restructuring and other charges	6.4	1.5%	2.8	0.6%	(3.6)	(56)%
Total operating expenses	$116.4	26.3%	$120.8	25.4%	$4.4	4%

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. SG&A for the six months ended December 31, 2014 increased 5% primarily to support our 8% revenue growth.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. R&D for the six months ended December 31, 2014 increased significantly as we invested in the next generation of products within our Security division, while R&D spending in our Healthcare and Optoelectronics and Manufacturing divisions was in line with the prior year.

Restructuring and other charges.  Restructuring and other charges generally consist of non-recurring charges related to facility consolidation, reducing excess workforce and other opportunities to improve operational efficiency.  In addition, we incurred costs related to contracts with the TSA and professional fees associated with defending against class action and derivative lawsuits filed against the Company.  Restructuring and other charges for the six months ended December 31, 2014 decreased significantly as we incurred significant charges in the prior year including: (i) $1.9 million in our Security and our Optoelectronics and Manufacturing divisions for employee termination costs and costs related to facility consolidations; (ii) $2.0 million in our Healthcare division related to our move into a new building to serve as the division’s headquarters and primary manufacturing facility; and (iii) $2.5 million of costs incurred within our Security division related to contract issues with the TSA.  During the current year we incurred charges including: (i) $1.8 million of costs incurred within our Security division related to contract issues with the TSA; (ii) $0.4 million in our Healthcare and Optoelectronics and Manufacturing divisions related to facility consolidations; and (iii) $0.6 million in our Corporate segment related to the class action and derivative lawsuits.

Other Income and Expenses

Interest and other expense, net.  For the six months ended December 31, 2014, interest and other expense, net, was $1.7 million as compared to $3.0 million for the same prior-year period.  This decrease was due to decreased interest expense related to lower average outstanding borrowings under our revolving credit facility as we have generated significant levels of free cash flow over the past several quarters, and the reduction in the cost of borrowing in connection with the amended credit facility completed in May 2014.

Income taxes.  For the six months ended December 31, 2014, our income tax provision was $11.5 million, compared to $8.6 million for the comparable prior-year period. Our effective tax rate for the six months ended December 31, 2014, was 28.1% compared to 29.0% in the comparable prior-year period. The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility.  Cash and cash equivalents totaled $44.8 million at December 31, 2014, an increase of $6.0 million from $38.8 million at June 30, 2014.  During the six months ended December 31, 2014, we generated $61.0 million of cash flow from operations.  These proceeds were used for the following: (i) $6.4 million invested in capital expenditures, (ii) $18.1 million for the acquisition of businesses and other assets and (iii) $29.5 million for the repurchase of our common stock, including net share settlement of equity awards.  If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.  In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit as accounting earnings in the U.S. are not necessarily indicative of cash flows since earnings are generally reduced by non-cash expenses including depreciation, amortization, and stock-based compensation.

We have a five-year revolving credit facility that allows us to borrow up to $450 million at London Interbank Offered Rate (LIBOR) plus 1.25% depending upon our leverage ratio. As of December 31, 2014, there was $23.0 million outstanding under the revolving credit facility and $90.7 million outstanding under the letters-of-credit sub-facility.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the six months ended December 31, 2014, we generated cash from operations of $61.0 million compared to $75.0 million in the prior year period.  Cash flow from operating activities during the first six months of fiscal 2015 primarily consisted of net income of $29.5 million, adjusted for certain non-cash items, including total depreciation and amortization of $32.1 million, stock-based compensation expense of $12.1 million, and the net negative impact of changes in operating assets and liabilities on cash of $13.6 million.  The year-over-year decrease in cash from operations resulted from the impact of changes in working capital as the prior year changes in working capital provided $15.9 million of cash as compared to the current year, when we used $13.6 million of cash.  This deficit was partially offset by improved profitability in the current year.

Cash Used in Investing Activities. Net cash used in investing activities was $24.5 million for the six months ended December 31, 2014 as compared to $54.3 million used for the six months ended December 31, 2013.  During the six months ended December 31, 2014, we made $6.4 million in capital expenditures compared to $41.7 million during the comparable prior-year period.  This decrease is primarily a result of the timing of capital expenditures in support of our turnkey screening program in Mexico. In the six months ended December 31, 2014, we also used cash of $14.7 million for acquisitions of businesses as compared to $10.1 million in the comparable prior-year period.

Cash Used in Financing Activities. Net cash used in financing activities was $29.3 million for the six months ended December 31, 2014, compared to $16.5 million used in financing activities for the six months ended December 31, 2013. During the six months ended December 31, 2014, we repurchased $29.5 million of our common stock including net share settlement of equity awards compared to $20.3 million for the same period in the prior year.  In addition, during the current year we repaid $1.0 million from our credit facility as compared to an increase in the revolver of $1.0 million in the prior year.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $35.2 million at December 31, 2014, a decrease of $2.1 million from $37.3 million at June 30, 2014. See Note 4 to the condensed consolidated financial statements for further discussion.

Cash Held by Foreign Subsidiaries

Our cash, cash equivalents, and investments totaled $44.8 million at December 31, 2014. Of this amount, approximately 73% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in the United Kingdom, Malaysia and Mexico, and to a lesser extent in India, Singapore, China, Germany and Canada amongst others. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event that funds from foreign operations are needed to fund operations in the United States and if U.S. taxes have not been previously provided on the related earnings, we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares acquired during the quarter ended December 31, 2014:

	Total number of shares (or units) purchased(1)(2)		Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
October 1, 2014 to October 31, 2014	562	(1)(2)	$69.79	—	942,195
November 1, 2014 to November 30, 2014	40,295	(1)(2)	$68.81	40,000	902,195
December 1, 2014 to December 31, 2014	24,489	(1)(2)	$70.53	21,200	880,995
	65,346		$69.46	61,200

(1)         A total of 562 shares, 295 shares and 3,289 shares of common stock were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares for the months October, November and December 2014, respectively.

(2)         For the three months ended December 31, 2014, a total of 61,200 shares of common stock were purchased under the stock repurchase program at an average price of $69.34 per share.

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

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.  See Note 7 to the condensed consolidated financial statements for further discussion regarding significant changes in those obligations during the first six months of fiscal 2015.

Off Balance Sheet Arrangements

As of December 31, 2014, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation
S-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the six months ended December 31, 2014, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Foreign Currency

Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. We conduct business in more than 20 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income. Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to loss of $0.2 million and gain of $0.6 million during the three months ended December 31, 2013 and December 31, 2014, respectively.  We incurred a loss of $0.9 million and a gain of $1.1 million during the six months ended December 31, 2013 and 2014, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $3.0 million in the second quarter of fiscal 2015. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $3.0 million in the second quarter of fiscal 2015.

Use of Derivatives

On occasion we enter into derivative contracts to hedge the impact of fluctuations in foreign currencies and the volatility of variable interest rate borrowing.  Our current use of derivatives consists of an interest swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had an interest rate swap of $7.6 million outstanding as of December 31, 2014.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and six months ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is hereby incorporated by reference.

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

101.1

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, as filed with the SEC on January 27, 2015, formatted in XBRL, as follows:
(i)   the condensed consolidated balance sheets
(ii)  the condensed consolidated statements of operations
(iii) the condensed consolidated statements of comprehensive income
(iv) the condensed consolidated statements of cash flows the notes to
(v)  the condensed consolidated financial statements, tagged in summary and detail

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 27th day of January 2015.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer