Form 10-Q
period 2015-03-31
OSI SYSTEMS INC
filed 2015-04-28
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 27, 2015, there were 19,809,863 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

		(Unaudited)
	June 30,	March 31,
	2014	2015
ASSETS
Current Assets:
Cash and cash equivalents	$38,831	$49,041
Accounts receivable, net	185,773	165,352
Inventories	234,138	265,415
Deferred taxes	73,510	61,968
Prepaid expenses and other current assets	46,978	39,095
Total current assets	579,230	580,871
Property and equipment, net	260,479	227,654
Goodwill	92,607	96,712
Intangible assets, net	43,615	50,196
Other assets	48,255	50,497
Total assets	$1,024,186	$1,005,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$24,000	$6,000
Current portion of long-term debt	2,819	2,814
Accounts payable	74,460	91,125
Accrued payroll and related expenses	32,997	32,134
Advances from customers	38,493	48,320
Deferred revenue	60,677	48,997
Income taxes payable	20,556	2,731
Other accrued expenses and current liabilities	55,977	53,293
Total current liabilities	309,979	285,414
Long-term debt	10,436	9,028
Advances from customers	50,000	31,250
Deferred income taxes	73,161	68,280
Other long-term liabilities	48,397	54,696
Total liabilities	491,973	448,668
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value — authorized, 100,000,000 shares; issued and outstanding, 19,942,923 shares at June 30, 2014 and 19,807,360 shares at March 31, 2015	287,434	278,365
Retained earnings	247,680	290,398
Accumulated other comprehensive loss	(2,901)	(11,501)
Total stockholders’ equity	532,213	557,262
Total liabilities and stockholders’ equity	$1,024,186	$1,005,930

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2015	2014	2015
Net revenues:
Products	$139,411	$155,915	456,861	$503,224
Services	64,545	59,460	189,777	188,377
Total net revenues	203,956	215,375	646,638	691,601
Cost of goods sold:
Products	95,620	107,019	317,994	340,809
Services	37,829	35,752	109,252	114,672
Total cost of goods sold	133,449	142,771	427,246	455,481
Gross profit	70,507	72,604	219,392	236,120
Operating expenses:
Selling, general and administrative	39,399	37,970	127,169	130,046
Research and development	10,579	12,559	32,774	38,469
Restructuring and other charges	2,507	3,620	8,925	6,425
Total operating expenses	52,485	54,149	168,868	174,940
Income from operations	18,022	18,455	50,524	61,180
Interest and other expense, net	(1,370)	(812)	(4,343)	(2,508)
Income before income taxes	16,652	17,643	46,181	58,672
Provision for income taxes	11,851	4,415	20,413	15,954
Net income	$4,801	$13,228	$25,768	$42,718

Net income per share:
Basic	$0.24	$0.67	$1.29	$2.16
Diluted	$0.23	$0.64	$1.25	$2.08
Shares used in per share calculation:
Basic	19,936	19,801	19,956	19,810
Diluted	20,548	20,529	20,585	20,515

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2015	2014	2015
Net income	$4,801	$13,228	$25,768	$42,718
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	247	(3,775)	2,026	(8,909)
Other	387	109	509	309
Other comprehensive income (loss)	634	(3,666)	2,535	(8,600)
Comprehensive income	$5,435	$9,562	$28,303	$34,118

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended March 31,
	2014	2015
Cash flows from operating activities:
Net income	$25,768	$42,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,024	45,448
Stock based compensation expense	13,975	18,135
Provision for losses on accounts receivable	604	787
Deferred income taxes	25,769	4,376
Other	196	286
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	68,345	19,817
Inventories	(28,640)	(29,414)
Prepaid expenses and other assets	(22,211)	(11,003)
Accounts payable	(26,680)	14,212
Advances from customers	(16,321)	(8,871)
Deferred revenue	43,363	(9,797)
Other	(366)	1,002
Net cash provided by operating activities	123,826	87,696
Cash flows from investing activities:
Acquisition of property and equipment	(48,133)	(10,113)
Acquisition of businesses, net of cash acquired	(11,640)	(14,687)
Acquisition of intangible and other assets	(4,213)	(5,335)
Net cash used in investing activities	(63,986)	(30,135)
Cash flows from financing activities:
Net repayments on bank lines of credit	(37,000)	(18,000)
Proceeds from long-term debt	3,220	1,406
Payments on long-term debt	(2,952)	(2,485)
Proceeds from exercise of stock options and employee stock purchase plan	1,501	3,237
Repurchase of common shares	(12,056)	(23,391)
Taxes paid related to net share settlements of equity awards	(8,427)	(7,050)
Net cash used in financing activities	(55,714)	(46,283)
Effect of exchange rate changes on cash	1,025	(1,068)
Net increase in cash and cash equivalents	5,151	10,210
Cash and cash equivalents-beginning of period	34,697	38,831
Cash and cash equivalents-end of period	$39,848	$49,041
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$3,846	$1,554
Income taxes	$15,000	$23,246

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the operating results to be expected for the full 2015 fiscal year or any future periods.

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

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock or unit awards under the treasury stock method.  During the three and nine months ended March 31, 2015 and during the nine months ended March 31, 2014, the number of stock options and stock awards excluded from the calculation because they were antidilutive was de minimis.  During the three months ended March 31, 2014, stock options and stock awards to purchase 0.1 million shares of common stock were excluded from the calculation of diluted earnings per share because to do so would have been antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2015	2014	2015
Net income for diluted earnings per share calculation	$4,801	$13,228	$25,768	$42,718

Weighted average shares outstanding for basic earnings per share calculation	19,936	19,801	19,956	19,810
Dilutive effect of stock awards	612	728	629	705
Weighted average shares outstanding for diluted earnings per share calculation	20,548	20,529	20,585	20,515

Basic net income per share	$0.24	$0.67	$1.29	$2.16
Diluted net income per share	$0.23	$0.64	$1.25	$2.08

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

The fair values of our financial assets and liabilities as of June 30, 2014 and March 31, 2015 are categorized as follows (in thousands):

	Level 1	Level 2	June 30, 2014	Level 1	Level 2	March 31, 2015
Equity securities	414	500	914	341	1,941	2,282
Insurance company contracts	—	17,383	17,383	—	18,945	18,945
Interest rate contract	—	28	28	—	—	—
Total	$414	$17,911	$18,325	$341	$20,886	$21,227

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists of an interest rate swap agreement.  The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to variable, London Interbank Offered Rate (“LIBOR”)-based debt for the duration of the term loan.  The interest rate swap matures in October 2019.  The interest rate swap is considered an effective cash flow hedge, and, as a result, the net gains or losses on such instrument were reported as a component of Other comprehensive income in the condensed consolidated financial statements and are reclassified as net income when the hedge transaction settles.

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

Business Combinations

During the normal course of business the Company makes acquisitions.  In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is provided.  During the nine months ended March 31, 2015, the Company completed acquisitions that were not material both individually and in aggregate.

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

In April 2015, the Financial Accounting Standards Board issued an accounting standards update amending the presentation of debt issuance costs.  These costs will now be presented as a direct reduction from the carrying amount of that debt liability.   The update is effective for financial statements issued for reporting periods beginning after December 15, 2015.  This guidance should be applied on a retrospective basis with disclosures for a change in accounting principle applicable.  The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2014	March 31, 2015
Accounts receivable
Billed receivables	$189,489	$167,919
Unbilled receivables	1,975	3,927
Less allowance for doubtful accounts	(5,691)	(6,494)
Total	$185,773	$165,352

	June 30, 2014	March 31, 2015
Inventories
Raw materials	$117,945	$146,515
Work-in-process	33,394	60,449
Finished goods	82,799	58,451
Total	$234,138	$265,415

	June 30, 2014	March 31, 2015
Property and equipment
Land	$13,651	$13,651
Buildings and improvements	163,952	166,936
Equipment and tooling	154,367	154,118
Leasehold improvements	9,744	11,016
Furniture and fixtures	4,017	4,076
Computer equipment	17,466	18,558
Computer software	15,670	16,507
Construction in process	12,650	9,000
Total	391,517	393,862
Less: accumulated depreciation and amortization	(131,038)	(166,208)
Property and equipment, net	$260,479	$227,654

Depreciation expense was approximately $12.6 million and $12.5 million for the three months ended March 31, 2014 and 2015, respectively, and approximately $36.5 million and $42.7 million for the nine months ended March 31, 2014 and 2015, respectively.

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine month period ended March 31, 2015 are as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2014	$29,507	$37,237	$25,863	$92,607
Goodwill acquired or adjusted during the period	957	6,210	37	7,204
Foreign currency translation adjustment	(818)	(1,352)	(929)	(3,099)
Balance as of March 31, 2015	$29,646	$42,095	$24,971	$96,712

Intangible assets consisted of the following (in thousands):

		June 30, 2014			March 31, 2015
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	9 years	$21,165	$6,716	$14,449	$23,891	$7,269	$16,622
Patents	17 years	6,566	765	5,801	7,456	916	6,540
Developed and core technology	11 years	20,597	13,709	6,888	23,343	14,497	8,846
Customer relationships/ backlog	7 years	11,419	7,011	4,408	10,076	4,664	5,412
Total amortizable assets		59,747	28,201	31,546	64,766	27,346	37,420
Non-amortizable assets - Trademarks		12,069	—	12,069	12,776	—	12,776
Total intangible assets		$71,816	$28,201	$43,615	$77,542	$27,346	$50,196

Amortization expense related to intangible assets was $1.0 million and $0.8 million for the three months ended March 31, 2014 and 2015, respectively. For the nine months ended March 31, 2014 and 2015, amortization expense was $3.5 million and $2.7 million, respectively. At March 31, 2015, the estimated future amortization expense was as follows (in thousands):

Fiscal Years
2015 (remaining 3 months)	$944
2016	4,290
2017	4,642
2018	4,824
2019	3,838
2020	3,394
2021 and thereafter, including assets that have not yet begun to be amortized	15,488
Total	$37,420

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in thereafter in the table above. For the three months ended March 31, 2014 and 2015, the Company capitalized software development costs in the amount of $0.5 million and $0.9 million, respectively.  During each of the nine months ended March 31, 2014 and 2015, the Company capitalized software development costs in the amount of $2.2 million.

4. Borrowings

The Company has a $450 million credit agreement maturing in May 2019.  The credit agreement consists of a $450 million revolving credit facility, including a $375 million sub-limit for letters of credit. The Company has the ability to increase the facility by $200 million under certain circumstances.  Borrowings under this facility bear interest at LIBOR plus a margin of 1.25% as of March 31, 2015.  This margin is determined by the Company’s consolidated leverage ratio and may range from 1.25% to 2.0%. Letters of credit reduce the amount available to borrow by their face value.  As of March 31, 2015, the unused portion of the facility bears a commitment fee of 0.20%, but can range from 0.20% to 0.35% based on the Company’s consolidated leverage ratio. The Company’s borrowings under the credit agreement are guaranteed by the Company’s U.S.-based subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of March 31, 2015, there was $6.0 million outstanding under the revolving credit facility and $85.4 million outstanding under the letters-of-credit sub-facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of March 31, 2015, $32.2 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of March 31, 2015, the total amount available under these credit facilities was $24.2 million, with a total cash borrowing sub-limit of $1.5 million.

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

Long-term debt consisted of the following (in thousands):

	June 30, 2014	March 31, 2015
Term loans	$10,921	$9,268
Other long-term debt	2,334	2,574
	13,255	11,842
Less current portion of long-term debt	2,819	2,814
Long-term portion of debt	$10,436	$9,028

5. Stock-based Compensation

As of March 31, 2015, the Company maintained two share-based employee compensation plans (the “OSI Plans”): the 2012 Incentive Award Plan (“2012 Plan”) and the Amended and Restated 2006 Equity Participation Plan (“2006 Plan”). Upon stockholder approval of the 2012 Plan, the Company ceased to make grants under the 2006 Plan.

The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2015	2014	2015
Cost of goods sold	$180	$278	$705	$773
Selling, general and administrative	3,057	5,718	13,130	17,206
Research and development	17	61	140	156
Stock-based compensation expense before taxes	$3,254	$6,057	13,975	$18,135
Less: related income tax benefit	(1,319)	(2,344)	(5,457)	(7,105)
Stock-based compensation expense, net of estimated taxes	$1,935	$3,713	$8,518	$11,030

As of March 31, 2015, total unrecognized compensation cost related to share-based compensation grants were estimated at $1.0 million for stock options and $19.0 million for restricted stock and restricted stock units (“RSUs”) under the OSI Plans.  The Company expects to recognize these costs over a weighted-average period of 1.8 years.

The following summarizes stock option activity during the nine months ended March 31, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2014	1,022,991	$26.60
Granted	43,616	$68.08
Exercised	(27,510)	$45.13
Expired or forfeited	(10,592)	$59.87
Outstanding at March 31, 2015	1,028,505	$27.52	5.0 years	$48,073
Exercisable at March 31, 2015	938,209	$24.23	4.7 years	$46,939

The following summarizes restricted stock and RSU award activity during the nine months ended March 31, 2015:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2014	661,400	$54.78
Granted	280,047	64.67
Vested	(257,165)	42.60
Forfeited	(14,884)	51.00
Nonvested at March 31, 2015	669,398	$63.68

As of March 31, 2015, there were 3,003,782 shares available for grant under the 2012 Plan.  Under the terms of that plan, restricted stock and RSUs granted from the pool of shares available for grant on or after December 12, 2012 reduce the pool by 1.87 shares for each award granted.  Restricted stock and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

The Company granted 160,922 and 151,469 performance-based RSUs during the nine months ended March 31, 2014 and 2015, respectively. These performance-based RSUs are contingent on the achievement of certain financial performance metrics. The payout can range from zero to 250% of the original number of shares or units awarded.

6. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2015	2014	2015
Service cost	$288	$249	$890	$779
Amortization of prior service cost	202	202	606	606
Net periodic pension expense	$490	$451	$1,496	$1,385

For the three months ended March 31, 2014, the Company made contributions of $0.1 million to these defined benefit plans; while no contributions were made during the three months ended March 31, 2015. For both the nine months ended March 31, 2014 and 2015, the Company made contributions of $1.0 million to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For the three months ended March 31, 2014 and 2015, the Company made contributions of $1.0 and $1.1 million, respectively, to these defined contribution plans. For the nine months ended March 31, 2014 and 2015, the Company made contributions of $3.0 million and $3.3 million, respectively, to these defined contribution plans.

7. Commitments and Contingencies

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones. The maximum amount of such future payments under arrangements with contingent consideration caps is $57 million as of March 31, 2015. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing the technology of CXR Limited, a company acquired in 2004. For acquisitions that occurred prior to fiscal year 2010, the Company accounts for such contingent payments as an addition to the purchase price of the acquired business. Otherwise, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition in the condensed consolidated balance sheets with subsequent revisions reflected in the condensed consolidated statements of operations. As of June 30, 2014 and March 31, 2015, $23.2 million and $20.8 million of contingent payment obligations, respectively, are included in Other long-term liabilities in the accompanying condensed consolidated balance sheets.

Advances from Customers

The Company receives advances from customers associated with certain projects.  In fiscal 2012, the Company entered into an agreement with the Mexican government to provide a turnkey security screening solution along the country’s borders, and in its ports and airports.  Associated with the agreement, the Company was provided an advance totaling $100 million that is scheduled to become fully amortized in fiscal 2017.  As of March 31, 2015, $56.3 million of this advance remains outstanding.

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

Indemnifications

In the normal course of business, the Company has agreed to indemnify certain parties with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to indemnification as of March 31, 2015.

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

The following table presents changes in warranty provisions (in thousands):

	Nine Months Ended March 31,
	2014	2015
Balance at beginning of period	$12,890	$11,923
Additions and adjustments	3,306	3,314
Reductions for warranty repair costs	(4,840)	(3,047)
Balance at end of period	11,356	$12,190

Legal Proceedings

On December 12, 2013, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Central District of California (the “Court”) captioned Roberti v. OSI Systems, Inc., et al. (the “Securities Class Action”). The Amended Complaint in the Securities Class Action, filed on May 20, 2014, alleges that the Company and the individual defendants violated the Securities Exchange Act of 1934 by misrepresenting or failing to disclose facts concerning the status of the Security division’s efforts to develop automated threat recognition software and the alleged use of unapproved parts in its baggage scanning systems in violation of its contract with the U.S. Transportation Security Administration (the “TSA”). The Amended Complaint also asserts that the individual defendants allegedly sold stock based on material non-public information. Plaintiff seeks unspecified damages, an award of pre-judgment and post-judgment interest, attorneys’ and experts’ fees, costs, and other unspecified relief.  Two shareholder derivative complaints (the “Derivative Actions”) have also been filed in the Court purportedly on behalf of the Company against the members of the Company’s Board of Directors (as individual defendants).  One, filed on April 15, 2014, is captioned Hagan v. Chopra, et al., and the other, filed on December 29, 2014, is captioned City of Irving Benefit Plan, Derivatively on Behalf of OSI Systems, Inc. v. Deepak Chopra, et al. The Derivative Actions generally assert the same factual allegations as those at issue in the related Securities Class Action and purport to allege claims for breach of fiduciary duties and unjust enrichment against the individual defendants on behalf of the Company. Plaintiffs in the Derivative Actions seek unspecified damages, restitution, injunctive relief, attorneys’ and experts’ fees, costs, expenses, and other unspecified relief.  While the Company believes that the Securities Class Action and the Derivative Actions are without merit and intends to defend the litigation vigorously, it expects to incur costs associated with defending the Securities Class Action and the Derivative Actions. At this early stage of litigation, the ultimate outcomes of the Securities Class Action and the Derivative Actions are uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on its financial statements.

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

Other Matters

On December 5, 2013, the Company’s Security division was notified by the TSA that a delivery order that it had received on September 26, 2013, for baggage and handling inspection systems was being terminated for default. The termination resulted from the use of an upgraded X-ray generator component. While the component had been vetted by the Security division’s internal quality assurance, the Security division had not met the contractual requirement of obtaining the TSA’s approval in advance. The upgraded X-ray generator component has since been approved for use by the TSA. The termination resulted in a claim by the TSA for compensation.  This matter was resolved by mutual agreement in April 2015.

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

The following tables present the operations and identifiable assets by industry segment (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2015	2014	2015
Revenues (1) — by Segment:
Security division	$95,007	$99,164	$298,748	$349,608
Healthcare division	52,188	59,383	161,081	176,710
Optoelectronics and Manufacturing division, including intersegment revenues	66,331	65,291	214,000	199,912
Intersegment revenues elimination	(9,570)	(8,463)	(27,191)	(34,629)
Total	$203,956	$215,375	$646,638	$691,601

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2015	2014	2015
Operating income (loss) — by Segment:
Security division	$14,213	$13,266	$40,984	$50,926
Healthcare division	4,084	3,707	11,312	11,258
Optoelectronics and Manufacturing division	3,414	5,008	10,300	13,701
Corporate	(3,488)	(3,498)	(11,888)	(13,748)
Eliminations (2)	(201)	(28)	(184)	(957)
Total	$18,022	$18,455	$50,524	$61,180

	June 30, 2014	March 31, 2015
Assets (1) — by Segment:
Security division	$535,306	$508,172
Healthcare division	190,612	207,511
Optoelectronics and Manufacturing division	169,084	172,247
Corporate	133,836	123,359
Eliminations (2)	(4,652)	(5,359)
Total	$1,024,186	1,005,930

(1)        The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

a)             For the three months ended March 31, 2014 and 2015, one customer accounted for 16% and 14% of total net revenues, respectively. For the nine months ended March 31, 2014 and 2015, one customer accounted for 15% and 13% of total net revenues, respectively; and a different customer accounted for 10% of net revenues for the nine months ended March 31, 2015.

b)             At March 31, 2015, no customer accounted for greater than 10% of the accounts receivable. At June 30, 2014, one customer accounted for 13% of accounts receivable.

(2)        Eliminations within operating income primarily reflect the change in the elimination of intercompany profit in inventory not-yet-realized. Eliminations in assets reflect the amount of intercompany profits in inventory as of the balance sheet date. Such intercompany profit will be realized when inventory is shipped to the external customers of the Security and Healthcare divisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “OSI”, the “Company”, “we”, “us”, “our” and similar terms refer to OSI Systems, Inc. together with its wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of March 31, 2015 and results of operations for the nine-months ended March 31, 2014 and 2015 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2014.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives and future financial position, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “believe,” “expect,” “may,” “could,” “likely to,” “should,” or “will,” or by discussions of strategy that involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Statements in this Quarterly Report on Form 10-Q that are forward-looking are based on current expectations, and actual results may differ materially. These forward-looking statements should be considered in light of numerous risks and uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, the Company could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; delays in customer programs; unanticipated impacts of sequestration and other provisions of the Budget Control Act of 2011 as modified by the Bipartisan Budget Act of 2013; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year in accordance with our annual operating plan; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of the Company’s ongoing investigations and compliance reviews, contract and regulatory compliance matters, and actions, if brought, resulting in judgments, settlements, fines, injunctions, debarment and/or penalties as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings, which could have a material and adverse impact on the Company’s business, financial condition and results of operation. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (a) Security, providing security and inspection systems, turnkey security screening solutions and related services; (b) Healthcare, providing patient monitoring, cardiology and anesthesia systems and related services; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for our Security and Healthcare divisions, as well as to external original equipment manufacturer clients for applications in the defense, aerospace, medical and industrial markets, among others.

Security Division. Through our Security division, we provide security screening, threat detection and non-intrusive inspection products and related services worldwide, and provide turnkey security screening solutions. These products and services are used to inspect baggage, cargo, vehicles and other objects for weapons, explosives, drugs, radioactive material and other contraband as well as to screen people. Revenues from our Security division accounted for 46% and 50% of our total consolidated revenues for the nine months ended March 31, 2014 and 2015, respectively.

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

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, cardiology and anesthesia delivery and ventilation systems and related supplies and accessories worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 25% and 26% of our total consolidated revenues for the nine months ended March 31, 2014 and 2015, respectively.

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

During the nine months ended March 31, 2015, our Healthcare division completed a small acquisition that expands our customer base and geographic footprint, while leveraging our existing infrastructure.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation systems, automotive diagnostic systems, gaming systems and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to original equipment manufacturers, as well as our own Security and Healthcare divisions.  Revenues from external customers in our Optoelectronics and Manufacturing division accounted for approximately 29% and 24% of our total consolidated revenues for the nine months ended March 31, 2014 and 2015, respectively.

Results of Operations for the Three Months Ended March 31, 2014 (Q3 2014) Compared to Three Months Ended March 31, 2015 (Q3 2015) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

	Q3 2014	% of Net Sales	Q3 2015	% of Net Sales	$ Change	% Change
Security division	$95.0	46%	$99.2	46%	$4.2	4%
Healthcare division	52.2	26%	59.4	28%	7.2	14%
Optoelectronics and Manufacturing division	66.4	33%	65.3	30%	(1.1)	(2)%
Less: inter-division sales	(9.6)	(5)%	(8.5)	(4)%	1.1	(11)%
Total revenues	$204.0	100%	$215.4	100%	$11.4	6%

Revenues for the Security division for the three months ended March 31, 2015 increased primarily as a result of final delivery of equipment under our current Foreign Military Sale contract to the U.S. Department of Defense awarded in June 2014 to supply multiple units of cargo and vehicle inspection systems and related training, spare parts, service and logistics support for Iraq partially offset by a decrease in sales of other products and services.

Revenues for the Healthcare division for the three months ended March 31, 2015 increased primarily due to increased sales in our Latin American and Asian markets and the acquisition of a European cardiology equipment business during the first quarter of the current fiscal year.  These increases were partially offset by a decrease in organic sales in our Europe, Middle East and African regions.

Revenues for the Optoelectronics and Manufacturing division for the three months ended March 31, 2015 decreased as a result of lower contract manufacturing sales in the current fiscal year.  Increased sales within our commercial optoelectronics business partially offset this decrease.

Gross Profit

	Q3 2014	% of Net Sales	Q3 2015	% of Net Sales
Gross profit	$70.5	34.6%	$72.6	33.7%

Gross profit during the three months ended March 31, 2015 increased as a result of increased sales, which was partially offset by a decrease in gross margin.  This gross margin decrease was a result of product and geographical mix within our Healthcare division and product mix within our Security division.  These downward pressures were partially offset by significantly improved margins within our Optoelectronics and Manufacturing division as a result of operational efficiencies and product mix.

Operating Expenses

	Q3 2014	% of Net Sales	Q3 2015	% of Net Sales	$ Change	% Change
Selling, general and administrative	$39.4	19.3%	$38.0	17.6%	$(1.4)	(4)%
Research and development	10.6	5.2%	12.5	5.8%	1.9	18%
Restructuring and other charges	2.5	1.2%	3.6	1.7%	1.1	44%
Total operating expenses	$52.5	25.7%	$54.1	25.1%	$1.6	3%

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. SG&A for the three months ended March 31, 2015 decreased 4% while revenue grew by 6%.  This lower spending is attributed in part to the ability to leverage our infrastructure as we grow and the impact from the devaluation of several foreign currencies in which we incur such costs, including the British pound, Euro and Mexican peso.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. R&D for the three months ended March 31, 2015 increased as we continued to heavily invest in the next generation of products within our Security division.  This increased spending was partially offset by a modest decrease in spending within our Healthcare division.

Restructuring and other charges.  Restructuring and other charges generally consist of non-recurring charges related to facility consolidation, reducing workforce and other opportunities to improve operational efficiency.  In addition, during the quarter we incurred costs related to contract issues with the TSA and a foreign government, and professional fees associated with defending against class action and derivative lawsuits filed against the Company.

Other Income and Expenses

Interest and other expense, net. For the three months ended March 31, 2015, interest and other expense, net amounted to $0.8 million as compared to $1.4 million in the comparable prior-year period.  This decrease was due to decreased interest expense related to lower average outstanding borrowings under our revolving credit facility, and the reduction in the cost of borrowing in connection with the amended credit facility completed in May 2014.

Income taxes. For the three months ended March 31, 2015, our income tax provision was $4.4 million, compared to $11.9 million for the comparable prior-year period. Our effective tax rate for the three months ended March 31, 2015 was 25.0%, compared to 71.2% in the comparable prior-year period.  Included within the income tax provision for the three months ended March 31, 2014 was a non-cash tax charge of $7.6 million as a result of electing to accelerate the tax depreciation of certain fixed assets related to our turnkey screening solutions program in Mexico. Excluding the impact of this charge, our effective tax rate for the three months ended March 31, 2014 would have been 25.3%. The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries.

Results of Operations for the Nine Months Ended March 31, 2014 (YTD Q3 2014) Compared to Nine Months Ended March 31, 2015 (YTD Q3 2015) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q3 2014	% of Net Sales	YTD Q3 2015	% of Net Sales	$ Change	% Change
Security division	$298.7	46%	$349.6	50%	$50.9	17%
Healthcare division	161.1	25%	176.7	26%	15.6	10%
Optoelectronics and Manufacturing division	214.0	33%	199.9	29%	(14.1)	(7)%
Less: inter-division sales	(27.2)	(4)%	(34.6)	(5)%	(7.4)	27%
Total revenues	$646.6	100%	$691.6	100%	$45.0	7%

Revenues for the Security division for the nine months ended March 31, 2015 increased primarily as a result of increased baggage and parcel inspection sales, new product launches and delivery of equipment under our current Foreign Military Sale contract to the U.S. Department of Defense awarded in June 2014 to supply multiple units of cargo and vehicle inspection systems and related training, spare parts, service and logistics support for Iraq partially offset by a decrease in sales of other products and services.

Revenues for the Healthcare division for the nine months ended March 31, 2015 increased primarily due to increased sales in our Latin American and Asian markets and the acquisition of a European cardiology equipment business during the first quarter of the current fiscal year.  These increases were partially offset by a decrease in organic sales in our Europe, Middle East and African regions and a modest decrease in sales in our North American market.

Revenues for the Optoelectronics and Manufacturing division for the nine months ended March 31, 2015 decreased as a result of lower contract manufacturing sales in the current fiscal year.  Increased sales within our commercial optoelectronics business partially offset this decrease.

Gross Profit

	YTD Q3 2014	% of Net Sales	YTD Q3 2015	% of Net Sales
Gross profit	$219.4	33.9%	$236.1	34.1%

Gross profit during the nine months ended March 31, 2015 increased as a result of increased sales and a slight increase in gross margin.  This gross margin increase was a result of significantly improved margins within our Optoelectronics and Manufacturing division as a result of operational efficiencies and product mix.  This increase was partially offset by lower margins from product and geographical mix within our Healthcare division and product mix within our Security division.

Operating Expenses

	YTD Q3 2014	% of Net Sales	YTD Q3 2015	% of Net Sales	$ Change	% Change
Selling, general and administrative	$127.2	19.7%	$130.0	18.8%	$2.8	2%
Research and development	32.8	5.1%	38.5	5.6%	5.7	17%
Restructuring and other charges	8.9	1.4%	6.4	0.9%	(2.5)	(28)%
Total operating expenses	$168.9	26.2%	$174.9	25.3%	$6.0	4%

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. SG&A for the nine months ended March 31, 2015 increased 2% primarily to support our 7% revenue growth.  This increase was tempered by the devaluation of several foreign currencies in which we incur such costs, including the British pound, Euro and Mexican peso.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. R&D for the nine months ended March 31, 2015 increased as we continued to heavily invest in the next generation of products within our Security division.  This increased spending was partially offset by modest decreases in spending within our Healthcare and Optoelectronics and Manufacturing divisions.

Restructuring and other charges.  Restructuring and other charges generally consist of non-recurring charges related to facility consolidation, reducing excess workforce and other opportunities to improve operational efficiency.  In addition, we incurred costs related to contracts with the TSA and a foreign government, and professional fees associated with defending against class action and derivative lawsuits filed against the Company.  Restructuring and other charges for the nine months ended March 31, 2015 decreased as we incurred significant charges in the prior year including: (i) $2.2 million in our Security and our Optoelectronics and Manufacturing divisions for employee termination costs and costs related to facility consolidations; (ii) $2.0 million in our Healthcare division related to our move into a new building to serve as the division’s headquarters and primary manufacturing facility; iii) $4.3 million of costs incurred within our Security division related to contract issues with the U.S. federal government, and iv) $0.4 million in our Corporate segment related to class action and derivative lawsuits against the Company.  During the current year we incurred charges including: (i) $3.6 million of costs incurred within our Security division related to contract issues with the TSA and a foreign government; (ii) $2.2million among all three of our divisions related to facility consolidations and employee reductions; and (iii) $0.6 million in our Corporate segment related to the class action and derivative lawsuits against the Company.

Other Income and Expenses

Interest and other expense, net.  For the nine months ended March 31, 2015, interest and other expense, net, was $2.5 million as compared to $4.3 million for the same prior-year period.  This decrease was due to decreased interest expense related to lower average outstanding borrowings under our revolving credit facility, and the reduction in the cost of borrowing in connection with the amended credit facility completed in May 2014.

Income taxes.  For the nine months ended March 31, 2015, our income tax provision was $16.0 million, compared to $20.4 million for the comparable prior-year period. Our effective tax rate for the nine months ended March 31, 2015 was 27.2% compared to 44.2% in the comparable prior-year period.  Included within the income tax provision for the nine months ended March 31, 2014 was a noncash tax charge of $7.6 million as a result of electing to accelerate the tax depreciation of certain fixed assets related to our turnkey screening solutions program in Mexico. Excluding the impact of this charge, our effective tax rate for the nine months ended March 31, 2014 would have been 27.7%.  The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility.  Cash and cash equivalents totaled $49.0 million as of March 31, 2015, an increase of $10.2 million from $38.8 million as of June 30, 2014.  During the nine months ended March 31, 2015, we generated $87.7 million of cash flow from operations.  These proceeds were used in part for the following: (i) $10.1 million invested in capital expenditures, (ii) $14.7 million for the acquisition of businesses and other assets and (iii) $30.4 million for the repurchase of our common stock, including net share settlement of equity awards.  If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.  In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit, as accounting earnings in the U.S. are not necessarily indicative of cash flows since earnings are generally reduced by non-cash expenses including depreciation, amortization, and stock-based compensation.

We have a five-year revolving credit facility that allows us to borrow up to $450 million at LIBOR plus 1.25% depending upon our leverage ratio. As of March 31, 2015, there was $6.0 million outstanding under the revolving credit facility and $85.4 million outstanding under the letters-of-credit sub-facility.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the nine months ended March 31, 2015, we generated cash from operations of $87.7 million compared to $123.8 million in the prior year period.  Cash flow from operating activities during the first nine months of fiscal 2015 primarily consisted of net income of $42.7 million, adjusted for certain non-cash items, including total depreciation and amortization of $45.4 million, stock-based compensation expense of $18.1 million, offset by the net impact of changes in operating assets and liabilities on cash of $24.1 million.  The year-over-year decrease in cash from operations resulted from the impact of changes in working capital as the prior year changes in working capital provided $17.5 million of cash as compared to the current year, when we used $24.1 million of cash.  This deficit was partially offset by improved profitability in the current year.

Cash Used in Investing Activities. Net cash used in investing activities was $30.1 million for the nine months ended March 31, 2015 as compared to $64.0 million used for the nine months ended March 31, 2014.  During the nine months ended March 31, 2015, we made $10.1 million in capital expenditures compared to $48.1 million during the comparable prior-year period.  This decrease is primarily a result of capital expenditures in support of our turnkey screening program in Mexico in the prior year. In the nine months ended March 31, 2015, we also used cash of $14.7 million for acquisitions of businesses as compared to $11.6 million in the comparable prior-year period.

Cash Used in Financing Activities. Net cash used in financing activities was $46.3 million for the nine months ended March 31, 2015, compared to $55.7 million used in financing activities for the nine months ended March 31, 2014. During the nine months ended March 31, 2015, we repurchased $30.4 million of our common stock including net share settlement of equity awards compared to $20.5 million for the same period in the prior year.  In addition, during the current year we repaid $18.0 million from our credit facility as compared to $37.0 million in the prior year.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $17.8 million at March 31, 2015, a decrease of $19.5 million from $37.3 million at June 30, 2014. See Note 4 to the condensed consolidated financial statements for further discussion.

Cash Held by Foreign Subsidiaries

Our cash, cash equivalents, and investments totaled $49.0 million at March 31, 2015. Of this amount, approximately 71% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in the United Kingdom, Singapore and Malaysia, and to a lesser extent in India, Mexico, China, Germany and Canada amongst others. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event that funds from foreign operations are needed to fund operations in the U.S. and if U.S. taxes have not been previously provided on the related earnings, we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares acquired during the quarter ended March 31, 2015:

	Total number of shares (or units) purchased(1)(2)		Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
January 1, 2015 to January 31, 2015	3,106	(1)(2)	$69.75	3,000	877,995
February 1, 2015 to February 28, 2015	10,813	(1)(2)	$70.05	8,092	869,903
March 1, 2015 to March 31, 2015	34	(1)(2)	$73.17	—	869,903
	13,953		$69.99	11,092

(1)         A total of 106 shares, 2,721 shares and 34 shares of common stock were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares for the months January, February and March 2015, respectively.

(2)         For the three months ended March 31, 2015, a total of 11,092 shares of common stock were purchased under the stock repurchase program at an average price of $69.79 per share.

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

Dividend Policy

We have not paid cash dividends on our common stock in the past and have no plans to do so in the foreseeable future.  Certain of our current bank credit facilities restrict the payment of cash dividends, and future borrowings may contain similar restrictions.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.  See Note 7 to the condensed consolidated financial statements for further discussion regarding significant changes in those obligations during the first nine months of fiscal 2015.

Off Balance Sheet Arrangements

As of March 31, 2015, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2014.

Please refer to Note 1 to our condensed consolidated financial statements for discussion concerning recent accounting updates not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the nine months ended March 31, 2015, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Foreign Currency

Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. We conduct business in more than 20 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income. Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to loss of $0.3 million and gain of $2.0 million during the three months ended March 31, 2014 and March 31, 2015, respectively.  We incurred a loss of $1.2 million and a gain of $3.1 million during the nine months ended March 31, 2014 and 2015, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $3.0 million in the third quarter of fiscal 2015. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $3.0 million in the third quarter of fiscal 2015.

Use of Derivatives

On occasion we enter into derivative contracts to hedge the impact of fluctuations in foreign currencies and the volatility of variable interest rate borrowing.  Our current use of derivatives consists of an interest rate swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had an interest rate swap of $7.2 million outstanding as of March 31, 2015.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and nine months ended March 31, 2015.

Interest Rate Risk

We classify all highly liquid investments with maturities of three months or less as cash equivalents and record them on our balance sheet at fair value.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures as defined under Exchange Act Rule 13a-15(e) and 15d-15(e) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain of the legal proceedings in which we are involved are discussed in Note 7, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

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

101.1

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed with the SEC on April 28, 2015, formatted in XBRL, as follows:

 (i)   the condensed consolidated balance sheets

(ii)  the condensed consolidated statements of operations

(iii) the condensed consolidated statements of comprehensive income

(iv) the condensed consolidated statements of cash flows

(v)  the notes to the condensed consolidated financial statements, tagged in summary and detail

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 28th day of April 2015.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer