Form 10-Q
period 2015-09-30
OSI SYSTEMS INC
filed 2015-10-30
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 27, 2015, there were 19,722,098 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I —FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

	June 30,	(Unaudited) September 30,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,593	$80,930
Accounts receivable, net	178,519	164,755
Inventories	230,421	260,457
Deferred taxes	44,887	44,886
Prepaid expenses and other current assets	40,101	45,102
Total current assets	541,521	596,130
Property and equipment, net	225,703	207,625
Goodwill	98,167	97,815
Intangible assets, net	50,413	50,215
Other assets	63,870	63,039
Total assets	$979,674	$1,014,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$—	$45,000
Current portion of long-term debt	2,801	2,776
Accounts payable	61,932	85,728
Accrued payroll and related expenses	33,169	29,343
Advances from customers	41,389	42,435
Deferred revenue	47,787	42,347
Income taxes payable	9,610	13,627
Other accrued expenses and current liabilities	52,593	47,736
Total current liabilities	249,281	308,992
Long-term debt	8,556	7,834
Advances from customers	25,000	18,750
Deferred income taxes	65,435	65,429
Other long-term liabilities	49,623	49,872
Total liabilities	397,895	450,877
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.001 par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value—authorized, 100,000,000 shares; issued and outstanding, 19,716,507 shares at June 30, 2015 and 19,722,098 shares at September 30, 2015	279,212	252,224
Retained earnings	312,831	323,636
Accumulated other comprehensive loss	(10,264)	(11,913)
Total stockholders’ equity	581,779	563,947
Total liabilities and stockholders’ equity	$979,674	$1,014,824

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2014	2015
Net revenues:
Products	$156,488	$135,501
Services	61,909	64,549
Total net revenues	218,397	200,050
Cost of goods sold:
Products	107,424	94,317
Services	36,731	37,762
Total cost of goods sold	144,155	132,079
Gross profit	74,242	67,971
Operating expenses:
Selling, general and administrative	44,182	40,393
Research and development	12,670	11,881
Restructuring and other charges	726	—
Total operating expenses	57,578	52,274
Income from operations	16,664	15,697
Interest and other expense, net	(864)	(794)
Income before income taxes	15,800	14,903
Provision for income taxes	4,551	4,098
Net income	$11,249	$10,805
Earnings per share:
Basic	$0.57	$0.55
Diluted	$0.55	$0.53
Shares used in per share calculation:
Basic	19,820	19,734
Diluted	20,529	20,474

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2014	2015
Net income	$11,249	$10,805
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,698)	(1,628)
Other	126	(21)
Other comprehensive loss	$(2,572)	$(1,649)
Comprehensive income	$8,677	$9,156

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,249	$10,805
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	17,741	14,063
Stock based compensation expense	5,995	4,465
Other	69	(295)
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	30,159	13,467
Inventories	(29,381)	(23,575)
Accounts payable	2,933	23,933
Accrued payroll and related expenses	(4,008)	(3,448)
Advances from customers	(855)	(5,189)
Deferred revenue	(3,382)	(5,390)
Other	933	(4,024)
Net cash provided by operating activities	31,453	24,812
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,136)	(2,503)
Acquisition of businesses, net of cash acquired	(10,869)	(782)
Acquisition of intangible and other assets	(1,063)	(958)
Net cash used in investing activities	(15,068)	(4,243)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on bank lines of credit	6,000	45,000
Proceeds from long-term debt	516	34
Payments on long-term debt	(815)	(690)
Proceeds from exercise of stock options and employee stock purchase plan	209	3,067
Repurchase of common shares	(18,373)	(21,471)
Taxes paid related to net share settlement of equity awards	(6,552)	(13,049)
Net cash provided by (used in) financing activities	(19,015)	12,891
Effect of exchange rate changes on cash	1,073	(123)
Net increase (decrease) in cash and cash equivalents	(1,557)	33,337
Cash and cash equivalents—beginning of period	38,831	47,593
Cash and cash equivalents—end of period	$37,274	$80,930
Supplemental disclosure of cash flow information:
Interest	$696	$305
Income taxes	$1,735	$5,221

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the condensed consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the operating results to be expected for the full 2016 fiscal year or any future periods.

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

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock or unit awards under the treasury stock method.  Stock awards to purchase 0.1 million shares of common stock for the three months ended September 30, 2015 and September 30, 2014, respectively, were excluded from the calculation because to do so would have been antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2014	2015
Net income available to common stockholders	$11,249	$10,805
Weighted average shares outstanding—basic	19,820	19,734
Dilutive effect of stock awards	709	740
Weighted average shares outstanding—diluted	20,529	20,474
Basic earnings per share	$0.57	$0.55
Diluted earnings per share	$0.55	$0.53

Reclassifications

Certain reclassifications have been made to prior-year amounts within the condensed consolidated statement of cash flows to conform to the current year’s presentation.

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

The fair values of the Company’s financial assets and liabilities as of June 30, 2015 and September 30, 2015 are categorized as follows (in thousands):

			June 30,			September 30,
	Level 1	Level 2	2015	Level 1	Level 2	2015
Equity securities	291	2,150	2,441	182	2,150	2,332
Insurance company contracts	—	20,100	20,100	—	19,246	19,246
Derivative contracts	—	(41)	(41)	—	(21)	(21)
Total	$291	$22,209	$22,500	$182	$21,375	$21,557

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists of an interest rate swap agreement.  The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to variable, London Interbank Offered Rate (“LIBOR”)-based debt entered to finance acquisition of land and a building in the state of Washington.  The interest rate swap is for the duration of this term loan which matures in October 2019.  The interest rate swap is considered an effective cash flow hedge, and, as a result, the net gains or losses on such instrument were reported as a component of Other comprehensive income in the condensed consolidated financial statements and are reclassified as net income when the hedge transaction settles.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged while assets are used in service and are computed using the straight line method over the estimated useful lives of the assets taking into consideration any salvage value. Amortization of leasehold improvements is calculated on the straight line basis over the shorter of the useful life of the asset or the lease term. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense.  In the event that property and equipment for turnkey screening operations are idle as a result of the early termination, non-renewal or reduction in scope of the related project, such assets are assessed for impairment on a periodic basis or if indicators of impairment exist. Certain fixed assets related to the Company’s turnkey security screening program in Mexico are not currently in use.  As of September 30, 2015 the approximate net value of these assets is $19.9 million and is included in property and equipment in the condensed consolidated balance sheet.

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

Business Combinations

During the normal course of business the Company makes acquisitions.  In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is provided.  There were no acquisitions during the three months ended September 30, 2015.

Recent Accounting Updates Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued an accounting standards update amending revenue recognition requirements for multiple deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The effective date was amended in August 2015 for annual reporting periods beginning after December 15, 2017 and for interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not yet selected a transition method and is currently evaluating the impact it may have on its financial condition and results of operations.

In July 2015, the Financial Accounting Standards Board issued an accounting standards update amending some of the guidance on subsequent measurement of inventory. This standard affects companies that are using first-in, first-out (FIFO) or average cost, or any other methods besides last-in, first out (LIFO) or the retail inventory method.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim reporting periods within that reporting period.  The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company has not yet adopted nor selected a transition method and is currently evaluating the impact it may have on its financial condition and results of operations.

In September 2015, the Financial Accounting Standards Board issued an accounting standards update simplifying for measurement-period adjustments for acquisitions.  This update provides guidance on how an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This amendment requires the adjustment to be made in the same period’s financial statements the effects of the adjustments and to be presented separately on the face of the income statement or footnote disclosure.  The effective date for public business entities is for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,	September 30,
	2015	2015
Accounts receivable	$184,419	$170,081
Less allowance for doubtful accounts	(5,900)	(5,326)
Total	$178,519	$164,755

	June 30,	September 30,
	2015	2015
Raw materials	$131,373	$147,303
Work-in-process	45,386	40,051
Finished goods	53,662	73,103
Total	$230,421	$260,457

	Estimated
	Useful	June 30,	September 30,
	Lives	2015	2015
Land	N/A	$14,419	$14,488
Buildings, civil works and improvements	5 - 40 years	170,373	169,953
Leasehold improvements	1 - 20 years	9,991	9,142
Equipment and tooling	3 - 10 years	152,518	145,526
Furniture and fixtures	3 - 13 years	3,475	3,425
Computer equipment	1 - 5 years	17,147	18,103
Computer software	3 - 10 years	16,612	16,549
Construction in process	N/A	6,365	6,373
Total		390,900	383,559
Less accumulated depreciation and amortization		(165,197)	(175,934)
Property and equipment, net		$225,703	$207,625

Depreciation expense was $16.9 million and $13.0 million for the three months ended September 30, 2014 and 2015, respectively.

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the three month period ended September 30, 2015 are as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2015	$29,730	$43,182	$25,255	$98,167
Foreign currency translation adjustment	9	(111)	(250)	(352)
Balance as of September 30, 2015	$29,739	$43,071	$25,005	$97,815

Intangible assets consisted of the following (in thousands):

		June 30, 2015			September 30, 2015
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	8 years	$24,631	$7,500	$17,131	$19,670	$2,472	$17,198
Patents	17 years	7,206	994	6,212	7,466	1,056	6,410
Developed technology	11 years	13,397	4,528	8,869	13,636	4,854	8,782
Customer relationships/backlog	7 years	8,619	3,406	5,213	8,557	3,696	4,861
Total amortizable assets		53,853	16,428	37,425	49,329	12,078	37,251
Non-amortizable assets:
Trademarks		12,988	—	12,988	12,964	—	12,964
Total intangible assets		$66,841	$16,428	$50,413	$62,293	$12,078	$50,215

Amortization expense related to intangible assets was $0.8 million and $1.1 million for the three months ended September 30, 2014 and 2015, respectively. At September 30, 2015, the estimated future amortization expense was as follows (in thousands):

2016 (remaining 9 months)	$4,302
2017	5,136
2018	5,170
2019	5,208
2020	3,907
2021	3,753
2022 and thereafter, including assets that have not yet begun to be amortized	9,775
Total	$37,251

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in thereafter in the table above. For the three months ended September 30, 2014 and 2015, the Company capitalized software development costs in the amount of $0.6 million and $0.4 million, respectively.

4. Borrowings

The Company has a $450 million credit agreement maturing in May 2019. The credit agreement consists of a $450 million revolving credit facility, including a $375 million sub-limit for letters of credit. The Company has the ability to increase the facility by $200 million under certain circumstances. Borrowings under this facility bear interest at LIBOR plus a margin of 1.25% as of September 30, 2015. This margin is determined by the Company’s consolidated leverage ratio and may range from 1.25% to 2.0%. Letters of credit reduce the amount available to borrow by their face value. As of September 30, 2015, the unused portion of the facility bears a commitment fee of 0.20%, but can range from 0.20% to 0.35% based on the Company’s consolidated leverage ratio. The Company’s borrowings under the credit agreement are guaranteed by the Company’s U.S.-based subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of September 30, 2015, there was $45.0 million outstanding under the revolving credit facility and $6.1 million outstanding under the letters-of-credit sub-facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of September 30, 2015, $49.2 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of September 30, 2015, the total amount available under these credit facilities was $8.3 million, with a total cash borrowing sub-limit of $1.5 million.

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

Long-term debt consisted of the following (in thousands):

	June 30, 2015	September 30, 2015
Term loans	$8,935	$8,414
Other long-term debt	2,422	2,196
	11,357	10,610
Less current portion of long-term debt	2,801	2,776
Long-term portion of debt	$8,556	$7,834

5. Stockholders’ Equity

Stock-based Compensation

As of September 30, 2015, the Company maintained two share-based employee compensation plans (the “OSI Plans”): the 2012 Incentive Award Plan (“2012 Plan”) and the Amended and Restated 2006 Equity Participation Plan (“2006 Plan”).  Upon stockholder approval of the 2012 Plan, the Company ceased to make grants under the 2006 Plan.

The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2014	2015
Cost of goods sold	$205	$292
Selling, general and administrative	5,763	4,108
Research and development	27	65
Stock based compensation expense	5,995	4,465
Less: Related income tax benefit	2,406	1,699
Stock based compensation expense, net	$3,589	$2,766

As of September 30, 2015, total unrecognized compensation cost related to share-based compensation grants were estimated at $1.3 million for stock options and $26.9 million for restricted stock and restricted stock units (“RSUs”) under the OSI Plans.  The Company expects to recognize these costs over a weighted-average period of 1.9 years.

The following summarizes stock option activity during the three months ended September 30, 2015:

		Weighted Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2015	1,012,650	$27.30
Granted	33,088	$74.48
Exercised	(57,731)	$27.03
Expired or forfeited	(3,087)	$63.48
Outstanding at September 30, 2015	984,920	$28.79	4.7 years	$47,444
Exercisable at September 30, 2015	904,813	$25.39	4.3 years	$46,662

The following summarizes restricted stock and RSU award activity during the three months ended September 30, 2015:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2015	659,906	$63.75
Granted	329,185	$73.15
Vested	(378,470)	$65.49
Forfeited	(41,707)	$67.62
Nonvested at September 30, 2015	568,914	$67.75

As of September 30, 2015, there were 2,778,349 shares available for grant under the 2012 Plan.  Under the terms of that plan, restricted stock and RSUs granted from the pool of shares available for grant on or after December 12, 2012 reduce the pool by 1.87 shares for each award granted.  Restricted stock and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

The Company granted 151,469 and 139,300 performance-based RSUs during the three months ended September 30, 2014 and 2015, respectively. These performance-based RSUs are contingent on the achievement of certain financial performance metrics. The payout can range from zero to 250% of the original number of shares or units awarded.

Share Repurchase Program

In March 1999, the Board of Directors authorized a stock repurchase program of up to 2 million shares. In both September 2004 and April 2013, the Board of Directors authorized an additional 1 million shares for repurchase pursuant to this program.  As of September 30, 2015, there were 479,764 of available shares that may be repurchased under this program. In October 2015, the Board of Directors authorized an additional 500,000 shares for repurchase pursuant to this program. This program does not have an expiration date. Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of common stock issued and outstanding in the consolidated financial statements.

6. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended September 30,
	2014	2015
Service cost	$288	$204
Interest cost	—	9
Amortization of prior service cost	202	105
Net periodic pension expense	$490	$318

For the three months ended September 30, 2014, the Company made contributions of $1.0 million to these defined benefit plans; while no contributions were made during the three months ended September 30, 2015.

In addition, the Company maintains various defined contribution plans. For the three months ended September 30, 2014 and 2015, the Company made contributions of $1.2 and $1.1 million, respectively, to these defined contribution plans.

7. Commitments and Contingencies

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones. The maximum amount of such future payments under arrangements with contingent consideration caps is $27 million as of September 30, 2015. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing the technology of CXR Limited, a company acquired in 2004. For acquisitions that occurred prior to fiscal year 2010, the Company accounts for such contingent payments as an addition to the purchase price of the acquired business. Otherwise, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition in the condensed consolidated balance sheets with subsequent revisions reflected in the condensed consolidated statements of operations. As of June 30, 2015 and September 30, 2015, $17.2 million and $12.7 million of contingent payment obligations, respectively, are included in other liabilities in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2015, approximately $0.8 million of contingent consideration was paid and the liability was reduced by $3.7 million due to revaluation.

Advances from Customers

The Company receives advances from customers associated with certain projects.  In fiscal 2012, the Company entered into an agreement with the Mexican government to provide a turnkey security screening solution along the country’s borders, and in its ports and airports.  Associated with the agreement, the Company was provided an advance totaling $100 million that is scheduled to become fully amortized in fiscal 2017.  As of September 30, 2015, $43.8 million of this advance remains outstanding.

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

Indemnifications

In the normal course of business, the Company has agreed to indemnify certain parties with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to indemnification as of September 30, 2015.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended September 30,
	2014	2015
Balance at beginning of period	$11,923	$12,738
Additions and adjustments	847	3,607
Reductions for warranty repair costs	(870)	(3,033)
Balance at end of period	11,900	$13,312

Legal Proceedings

On December 12, 2013, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Central District of California (the “Court”) captioned Roberti v. OSI Systems, Inc., et al. (the “Securities Class Action”). The Amended Complaint in the Securities Class Action, filed on May 20, 2014, alleges that the Company and the individual defendants violated the Exchange Act by misrepresenting or failing to disclose facts concerning the status of the Security division’s efforts to develop automated threat recognition software and the alleged use of unapproved parts in its baggage scanning systems in violation of its contract with the U.S. Transportation Security Administration (the “TSA”). The Amended Complaint also asserts that the individual defendants allegedly sold stock based on material non-public information.  Following a mediation and further post-mediation settlement discussions, the parties to the litigation accepted settlement terms proposed by the mediator and entered into a stipulation and agreement of settlement (the “Settlement”), which was filed with the Court on August 21, 2015.  The Settlement provides for the resolution of all of the pending claims in the Securities Class Action.  The Company and the other defendants agreed to the Settlement Agreement to avoid further expense, inconvenience, and the distraction and inherent risks of burdensome and protracted litigation.  Neither the Company nor the individual defendants conceded any wrongdoing or liability, and continue to believe that they have meritorious defenses to all claims alleged in the Securities Class Action.  Pursuant to the Settlement, the defendants will pay $15.0 million (the “Settlement Amount”) for a full and complete release of all claims that were or could have been asserted against the Company or the other defendants in the Securities Class Action.  The Company expects that the Settlement Amount will be fully covered and funded by the Company’s insurers pursuant to the applicable insurance policies.  The Settlement received preliminary approval by the Court but remains subject to final approval by the Court and certain other conditions.

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

9. Segment Information

The Company has determined that it operates in three identifiable industry segments: (a) security and inspection systems (Security division), (b) medical monitoring and anesthesia systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). The Company also has a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances and legal, audit and other professional service fees not allocated to product segments. Both the Security and Healthcare divisions comprise primarily end-user businesses, while the Optoelectronics and Manufacturing division primarily supplies components and subsystems to original equipment manufacturers, including to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values.  All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies of the Form 10-K for the fiscal year ended June 30, 2015.

The following tables present the operations and identifiable assets by industry segment (in thousands):

	Three Months Ended September 30,
	2014	2015
Revenues (1) — by Segment:
Security division	$113,439	$96,410
Healthcare division	47,834	51,465
Optoelectronics and Manufacturing division, including intersegment revenues	69,086	62,548
Intersegment revenues elimination	(11,962)	(10,373)
Total	$218,397	$200,050

	Three Months Ended September 30,
	2014	2015
Operating income (loss) — by Segment:
Security division	$17,259	$12,635
Healthcare division	62	2,938
Optoelectronics and Manufacturing division	4,327	5,561
Corporate	(4,517)	(5,202)
Eliminations (2)	(467)	(235)
Total	$16,664	$15,697

	June 30,	September 30,
	2015	2015
Assets (1) — by Segment:
Security division	$470,808	$515,088
Healthcare division	223,412	205,441
Optoelectronics and Manufacturing division	164,922	164,756
Corporate	125,174	133,716
Eliminations (2)	(4,642)	(4,177)
Total	$979,674	$1,014,824

(1)        For each of the three months ended September 30, 2014 and 2015, one customer, Servicio de Administración Tributaria in Mexico, accounted for 15% of total net revenues. No customer accounted for greater than 10% of accounts receivable as of September 30, 2015.

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

This management’s discussion and analysis of financial condition as of September 30, 2015 and results of operations for the three months ended September 30, 2015 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2015.

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

Executive Summary

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (a) Security, providing security and inspection systems, turnkey security screening solutions and related services; (b) Healthcare, providing patient monitoring, diagnostic cardiology, anesthesia delivery and ventilation systems and defibrillators, and related services; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for our Security and Healthcare divisions, as well as to external original equipment manufacturer clients for applications in the defense, aerospace, medical and industrial markets, among others.

Security Division. Through our Security division, we provide security screening products and services worldwide, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 52% and 48% of our total consolidated revenues for the three months ended September 30, 2014 and 2015, respectively.

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

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology, anesthesia delivery and ventilation systems and defibrillator products and related supplies and accessories worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 22% and 26% of our total consolidated revenues for the three months ended September 30, 2014 and 2015, respectively.

The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. In addition, there is continued uncertainty regarding the ongoing debates related to the U.S. budget, the debt ceiling and the Affordable Care Act, any of which may impact hospital spending, third party payor reimbursement and fees to be levied on certain medical device revenues, any of which could adversely affect our business and results of operations. In addition, hospital capital spending appears to have been impacted by strategic uncertainties surrounding the Affordable Care Act and economic pressures. We also believe that the economic slowdown has caused some hospitals and healthcare providers to delay purchases of our products and services. During this period of uncertainty, sales of our healthcare products may be negatively impacted. Although there are indications that a general economic recovery is underway, we cannot predict when the markets will fully recover or when the uncertainties related to the U.S. federal government will be resolved and, therefore, when this period of delayed and diminished purchasing will end. A prolonged delay could have a material adverse effect on our business, financial condition and results of operations.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation systems, automotive diagnostic systems, gaming systems and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to original equipment manufacturers, as well as our own Security and Healthcare divisions.  Revenues from external customers in our Optoelectronics and Manufacturing division accounted for approximately 26% of our total consolidated revenues for each of the three months ended September 30, 2014 and 2015, respectively.

Results of Operations for the Three Months Ended September 30, 2014 (Q1 2015) Compared to Three Months Ended September 30, 2015 (Q1 2016) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 9 to the condensed consolidated financial statements for additional information about our business segments.

	Q1	% of	Q1	% of
	2015	Net Sales	2016	Net Sales	$ Change	% Change
	(Dollars in millions)
Security	$113.4	52%	$96.4	48%	$(17.0)	(15)%
Healthcare	47.8	22%	51.5	26%	3.7	8%
Optoelectronics / Manufacturing	69.1	31%	62.5	31%	(6.6)	(10)%
Less: inter-division sales	(11.9)	(5)%	(10.3)	(5)%	1.6	(13)%
Total Net Revenues	$218.4		$200.1		$(18.3)	(8)%

Revenues for the Security division for the three months ended September 30, 2015 decreased primarily as a result of a difficult prior-year comparable from the partial fulfillment of a significant Foreign Military Sale (“FMS”) contract to the U.S. Department of Defense and our role in providing security screening equipment to the Glasgow 2014 Commonwealth Games resulting in revenues of approximately $15 million and $9 million, respectively, in the prior-year period.  This initial FMS order was substantially completed by the end of the fiscal year ended June 30, 2015.  These challenges were partially offset by increased service revenues as we leveraged our broad install base for post-warranty service contracts.

Revenues for the Healthcare division for the three months ended September 30, 2015 increased primarily as a result of increased sales in the North America and Europe, Middle East and Africa regions, as well the impact of a full quarter of revenues from an acquisition of a European cardiology equipment business during the first quarter of the prior fiscal year.  These increases were partially offset by a decrease in organic sales in our Latin America and Asia regions.

Revenues from external customers for the Optoelectronics and Manufacturing division for the three months ended September 30, 2015 decreased as a result of lower sales in both our contract manufacturing and commercial optoelectronics businesses.  Our contract manufacturing business was challenged by a difficult prior-year comparable as exceptionally high prior-year sales were made to a single consumer products customer to whom we still sell.

Gross Profit

	Q1	% of	Q1	% of
	2015	Net Sales	2016	Net Sales
	(Dollars in millions)
Gross profit	$74.2	34.0%	$68.0	34.0%

The decrease in gross profit during the three months ended September 30, 2015 was primarily due to decreased sales.    The gross margin remained consistent between periods due to the increase in net revenues in the Healthcare division, which generally carries the highest gross margin of the three divisions, and the gross margin improvement in the Optoelectronics and Manufacturing division resulting from productivity improvements and product mix.  These increases were offset by the impact of a reduced gross margin in the Security division.

Operating Expenses

	Q1	% of	Q1	% of
	2015	Net Sales	2016	Net Sales	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$44.2	20.3%	$40.4	20.2%	$(3.8)	(8.6)%
Research and development	12.7	5.8%	11.9	5.9%	(0.8)	(6.3)%
Restructuring and other charges	0.7	0.3%	—	—%	(0.7)	(100.0)%
Total operating expenses	$57.6	26.4%	$52.3	26.1%	$(5.3)	(9.2)%

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. The lower SG&A spending during the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014 is primarily attributable to reductions in employee compensation, contingent consideration and legal fees.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures.   As a percentage of sales, R&D spending increased as we are committed to aggressive product development to ensure that our product lines are continually refreshed and innovated.

Other Income and Expenses

Interest and other expense, net. For the three months ended September 30, 2015, interest and other expense, net amounted to $0.8 million as compared to $0.9 million in the comparable prior-year period.  Interest expense associated with higher levels of borrowing under our revolving credit facility in the current fiscal year was offset by a significant reduction in outstanding letters of credit under the credit facility.

Income taxes. For the three months ended September 30, 2015, our income tax provision was $4.1 million, compared to $4.6 million for the comparable prior-year period. Our effective tax rate for the three months ended September 30, 2015 was 27.5%, compared to 28.8% in the comparable prior-year period.  The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility.  Cash and cash equivalents totaled $80.9 million as of September 30, 2015, an increase of $33.3 million from $47.6 million as of June 30, 2015.  During the three months ended September 30, 2015, we generated $24.8 million of cash flow from operations and we borrowed $45 million under our revolving credit facility.  These proceeds were used in part for the following: (i) $2.5 million invested in capital expenditures and (iii) $34.5 million for the repurchase of our common stock, including net share settlement of equity awards.  If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.  In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit, as accounting earnings in the U.S. are not necessarily indicative of cash flows since earnings are generally reduced by non-cash expenses including depreciation, amortization, and stock-based compensation.

We have a five-year revolving credit facility that allows us to borrow up to $450 million at LIBOR plus 1.25% depending upon our leverage ratio. As of September 30, 2015, there was $45.0 million outstanding under the revolving credit facility and $6.1 million outstanding under the letters-of-credit sub-facility.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the three months ended September 30, 2015, we generated cash from operations of $24.8 million compared to $31.5 million in the prior-year period.  Cash flow from operating activities during the first three months of fiscal 2016 primarily consisted of net income of $10.8 million, adjusted for certain non-cash items, including total depreciation and amortization of $14.1 million and stock-based compensation expense of $4.5 million, and was offset by the net impact of changes in operating assets and liabilities on cash of $4.3 million.

Cash Used in Investing Activities. Net cash used in investing activities was $4.2 million for the three months ended September 30, 2015 as compared to $15.1 million used for the three months ended September 30, 2014.  During the three months ended September 30, 2015, we made $2.5 million in capital expenditures compared to $3.1 million during the prior-year period.  During the three months ended September 30, 2015, we used cash of $0.8 million for acquisitions of businesses as compared to $10.9 million in the comparable prior-year period.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $12.9 million for the three months ended September 30, 2015, compared to $19.0 million used in financing activities for the three months ended September 30, 2014. During the three months ended September 30, 2015, we borrowed $45 million from our revolving credit facility as compared to $6.0 million in the prior year.  This increased borrowing was partly done in lieu of repatriating funds from foreign tax jurisdictions to enable the repurchase of $34.5 million of our common stock including net share settlement of equity awards during the quarter as compared to $24.9 million for the same period in the prior year.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $55.6 million at September 30, 2015, an increase of $44.2 million from $11.4 million at June 30, 2015. See Note 4 to the condensed consolidated financial statements for further discussion.

Cash Held by Foreign Subsidiaries

Our cash, cash equivalents, and investments totaled $80.9 million at September 30, 2015. Of this amount, approximately 82% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were primarily within the tax jurisdictions of the United Kingdom, Malaysia and Mexico, and to a lesser extent in India, Singapore, China and Germany, amongst others. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event that funds from foreign operations are needed to fund operations in the U.S. and if U.S. taxes have not been previously provided on the related earnings, we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares acquired during the quarter ended September 30, 2015:

			Total number of shares (or units) purchased as	Maximum number (or approximate dollar value) that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share	announced plans or	under the plans or
	purchased(1)(2)	(or unit)	programs	programs (3)
July 1, 2015 to July 31, 2015	696	$70.00	—	764,560
August 1, 2015 to August 31, 2015	29,942	$69.66	29,910	734,650
September 1, 2015 to September 30, 2015	428,344	$75.64	254,886	479,764
	458,982	$75.24	284,796

(1)         A total of 696 shares, 32 shares and 173,458 shares of common stock were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares for the months July, August and September 2015, respectively.

(2)         For the three months ended September 30, 2015, a total of 284,796 shares of common stock were purchased under the stock repurchase program at an average price of $75.39 per share.

(3)         In March 1999, the Board of Directors authorized a stock repurchase program of up to 2 million shares. In both September 2004 and April 2013, the Board of Directors authorized an additional 1 million shares for repurchase pursuant to this program, and in October 2015 the Board of Directors authorized an additional 500,000 shares for repurchase pursuant to this program. This program does not have an expiration date. Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of common stock issued and outstanding in the consolidated financial statements.

Dividend Policy

We have not paid cash dividends on our common stock in the past and have no plans to do so in the foreseeable future.  Certain of our current bank credit facilities restrict the payment of cash dividends, and future borrowings may contain similar restrictions.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  See Note 7 to the condensed consolidated financial statements for further discussion regarding significant changes in those obligations during the first three months of fiscal 2016.

Off Balance Sheet Arrangements

As of September 30, 2015, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2015.

Please refer to Note 1 to our condensed consolidated financial statements for discussion concerning recent accounting updates not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three months ended September 30, 2015, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Foreign Currency

Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. We conduct business in more than 20 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income. Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to gain of $0.5 million and loss of $0.5 million during the three months ended September 30, 2014 and September 30, 2015, respectively.  Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $3.0 million in the first quarter of fiscal 2016. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $3.0 million in the first quarter of fiscal 2016.

Use of Derivatives

On occasion we enter into derivative contracts to hedge the impact of fluctuations in foreign currencies and the volatility of variable interest rate borrowing.  Our current use of derivatives consists of an interest rate swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had an interest rate swap of $6.4 million outstanding as of September 30, 2015.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three months ended September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II  — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain of the legal proceedings in which we are involved are discussed in Note 7, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

ITEM 1A. RISK FACTORS

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission on August 24, 2015, which describe various risks and uncertainties to which we are or may become subject. There have been no material changes to the risk factors included in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is hereby incorporated by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1†	Amendment to Employment Agreement effective as of May 1, 2015 between Ajay Mehra and OSI Systems, Inc.

10.2†	Employment Agreement effective as of January 1, 2012 between Nicholas Ong and Spacelabs Healthcare, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as filed with the SEC on October 30, 2015, formatted in XBRL, as follows:
(i)  the condensed consolidated balance sheets
(ii)  the condensed consolidated statements of operations
(iii) the condensed consolidated statements of comprehensive income
(iv) the condensed consolidated statements of cash flows
(v)  the notes to the condensed consolidated financial statements, tagged in summary and detail

†Denotes a management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 30th day of October 2015.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer