Form 10-Q
period 2015-12-31
OSI SYSTEMS INC
filed 2016-01-28
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of January 27, 2016, there were 19,790,211 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

		(Unaudited)
	June 30,	December 31,
	2015	2015
ASSETS
Current Assets:
Cash and cash equivalents	$47,593	$79,789
Accounts receivable, net	178,519	157,799
Inventories	230,421	280,600
Deferred taxes	44,887	43,597
Prepaid expenses and other current assets	40,101	45,655
Total current assets	541,521	607,440
Property and equipment, net	225,703	191,967
Goodwill	98,167	98,746
Intangible assets, net	50,413	50,732
Other assets	63,870	61,506
Total assets	$979,674	$1,010,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$—	$55,000
Current portion of long-term debt	2,801	2,752
Accounts payable	61,932	77,236
Accrued payroll and related expenses	33,169	26,265
Advances from customers	41,389	57,755
Deferred revenue	47,787	36,609
Income taxes payable	9,610	4,274
Other accrued expenses and current liabilities	52,593	45,724
Total current liabilities	249,281	305,615
Long-term debt	8,556	7,257
Deferred income taxes	65,435	65,582
Other long-term liabilities	74,623	64,329
Total liabilities	397,895	442,783
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value — authorized, 100,000,000 shares; issued and outstanding, 19,716,507 shares at June 30, 2015 and 19,759,434 shares at December 31, 2015	279,212	256,683
Retained earnings	312,831	323,744
Accumulated other comprehensive loss	(10,264)	(12,819)
Total stockholders’ equity	581,779	567,608
Total liabilities and stockholders’ equity	$979,674	$1,010,391

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2015	2014	2015
Net revenues:
Products	$190,821	$135,167	347,309	$270,668
Services	67,008	62,172	128,917	126,721
Total net revenues	257,829	197,339	476,226	397,389
Cost of goods sold:
Products	126,366	92,790	233,790	187,107
Services	42,189	36,485	78,920	74,247
Total cost of goods sold	168,555	129,275	312,710	261,354
Gross profit	89,274	68,064	163,516	136,035
Operating expenses:
Selling, general and administrative	47,894	43,141	92,076	83,534
Research and development	13,240	13,045	25,910	24,926
Impairment, restructuring and other charges	2,079	11,097	2,805	11,097
Total operating expenses	63,213	67,283	120,791	119,557
Income from operations	26,061	781	42,725	16,478
Interest and other expense, net	(832)	(623)	(1,696)	(1,417)
Income before income taxes	25,229	158	41,029	15,061
Provision for income taxes	6,988	50	11,539	4,148
Net income	$18,241	$108	$29,490	$10,913

Net income per share:
Basic	$0.92	$0.01	$1.49	$0.55
Diluted	$0.89	$0.01	$1.44	$0.53
Shares used in per share calculation:
Basic	19,811	19,740	19,815	19,737
Diluted	20,487	20,386	20,506	20,427

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2015	2014	2015
Net income	$18,241	$108	$29,490	$10,913
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2,433)	(1,037)	(5,133)	(2,664)
Other	71	131	199	109
Other comprehensive loss	(2,362)	(906)	(4,934)	(2,555)
Comprehensive income (loss)	$15,879	$(798)	$24,556	$8,358

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Six Months Ended December 31,
	2014	2015
Cash flows from operating activities:
Net income	$29,490	$10,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,082	28,050
Stock based compensation expense	12,078	8,754
Impairment charges	—	8,741
Other	862	1,390
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	456	19,366
Inventories	(29,164)	(44,872)
Prepaid expenses and other assets	4,186	(11,121)
Accounts payable	19,201	15,528
Advances from customers	(8,465)	3,884
Deferred revenue	(7,557)	(11,091)
Other	7,781	(9,984)
Net cash provided by operating activities	60,950	19,558
Cash flows from investing activities:
Acquisition of property and equipment	(6,447)	(4,940)
Acquisition of businesses, net of cash acquired	(14,687)	(2,109)
Acquisition of intangible and other assets	(3,376)	(2,682)
Net cash used in investing activities	(24,510)	(9,731)
Cash flows from financing activities:
Net borrowings (repayments) on bank lines of credit	(1,000)	55,000
Proceeds from long-term debt	653	215
Payments on long-term debt	(1,470)	(1,423)
Proceeds from exercise of stock options and employee stock purchase plan	1,941	4,394
Repurchase of common shares	(22,617)	(22,629)
Taxes paid related to net share settlements of equity awards	(6,847)	(13,049)
Net cash provided by (used in) financing activities	(29,340)	22,508
Effect of exchange rate changes on cash	(1,151)	(139)
Net increase in cash and cash equivalents	5,949	32,196
Cash and cash equivalents-beginning of period	38,831	47,593
Cash and cash equivalents-end of period	$44,780	$79,789
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$1,347	$895
Income taxes	$6,559	$12,268

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

Through its Healthcare division, the Company designs, manufactures, markets and services patient monitoring, diagnostic cardiology and anesthesia delivery and ventilation systems, defibrillator products, and related supplies and accessories worldwide. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians’ offices, medical clinics and ambulatory surgery centers among others. The defibrillators are also used in public facilities.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the operating results to be expected for the full 2016 fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for the Company relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, stock-based employee compensation expense, income taxes, accrued product warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will likely differ from these estimates and could differ materially.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock or unit awards under the treasury stock method.  During the three and six months ended December 31, 2014 and 2015, the number of stock options and stock awards excluded from the calculation because they were antidilutive was de minimis.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2015	2014	2015
Net income for diluted earnings per share calculation	$18,241	$108	$29,490	$10,913

Weighted average shares outstanding for basic earnings per share calculation	19,811	19,740	19,815	19,737
Dilutive effect of stock awards	676	646	691	690
Weighted average shares outstanding for diluted earnings per share calculation	20,487	20,386	20,506	20,427

Basic net income per share	$0.92	$0.01	$1.49	$0.55
Diluted net income per share	$0.89	$0.01	$1.44	$0.53

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. “Level 1” category includes assets and liabilities at the quoted prices in active markets for identical assets and liabilities.  “Level 2” category includes assets and liabilities from observable inputs other than quoted market prices. “Level 3” category includes assets and liabilities whose valuation techniques are unobservable and significant to the fair value measurement.  There were no assets where “Level 3” valuation techniques were used.  As further discussed in Note 8 to the condensed consolidated financial statements, the Company’s contingent payment obligations related to acquisitions are valued in accordance with “Level 3” valuation techniques.  Such obligations were measured at fair value on a recurring basis.

The fair values of our financial assets and liabilities as of June 30, 2015 and December 31, 2015 are categorized as follows (in thousands):

	June 30, 2015				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	291	2,150	—	2,441	182	255	—	437
Insurance company contracts	—	20,100	—	20,100	—	19,890	—	19,890
Interest rate contract	—	(41)	—	(41)	—	16	—	16
	$291	$22,209	$—	$22,500	$182	$20,161	$—	$20,343

Liabilities — Contingent payment obligations	$—	$—	$17,175	$17,175	—	—	$11,752	$11,752

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged while assets are used in service and are computed using the straight-line method over the estimated useful lives of the assets taking into consideration any estimated salvage value. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the useful life of the asset or the lease term. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense.  In the event that property and equipment for turnkey screening operations are idle as a result of the early termination, non-renewal or reduction in scope of the related project, such assets are assessed for impairment on a periodic basis or if any indicators of impairment exist. Certain fixed assets related to the Company’s turnkey security screening program in Mexico are not currently in use.  As of December 31, 2015, the net value of these assets is approximately $16 million and is included in property and equipment in the condensed consolidated balance sheet.

Revenue Recognition

The Company recognizes revenue from sales of products upon shipment when title and risk of loss passes, and when terms are fixed and collection is probable. Revenue from services includes after-market services, installation and implementation of products, and turnkey security screening services. Generally, revenue from services is recognized when the services are performed.  The portion of revenue for the sale attributable to installation is deferred and recognized when the installation service is provided. In an instance where terms of sale include subjective customer acceptance criteria, revenue is deferred until the Company has achieved the acceptance criteria. Concurrent with the revenue recognition, the Company accrues estimated product return reserves and warranty expenses. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognized. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product under warranty.

In connection with the agreement with the Servicio de Administración Tributaria (“SAT”) in Mexico, revenue is recognized based upon proportional performance, measured by the actual number of labor hours incurred divided by the total estimated number of labor hours for the project. The impact of changes in the estimated labor hours to service the agreement is reflected in the period during which the change becomes known. In this agreement, customer billings may be submitted for several separate deliverables including: monthly services, activation of services, training of customer personnel and consultation on the design and location of security scanning operations, among others.  In the event that payments received from the customer exceed revenue recognition, deferred revenue is recorded.  In the event that revenue recognition exceeds payments received from the customer, unbilled receivables are recorded.

Revenues from out of warranty service maintenance contracts are recognized ratably over the term of such contract. For services not derived from specific maintenance contracts, revenues are recognized as the services are performed. Deferred revenue for such services arises from payments received from customers for services not yet performed. On occasion, the Company receives advances from customers that are amortized against future customer payments pursuant to the underlying agreements. Such advances are classified in the condensed consolidated balance sheets as either a current or long-term liability dependent upon when the Company estimates the corresponding amortization to occur.

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

In September 2015, the Financial Accounting Standards Board issued an accounting standards update simplifying measurement-period adjustments for acquisitions.  This update provides guidance on how an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This amendment requires the acquirer to recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined rather than retrospectively.  The effective date for public business entities is for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.

In November 2015, the Financial Accounting Standards Board issued an accounting standards update amending the classification of deferred taxes.  Deferred tax liabilities and assets will now be classified as non-current. Previously, the deferred income tax assets and liabilities had to be separated into current and non-current. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted.  The effective date for public business entities is for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The Company has not yet adopted nor selected a transition method and is currently evaluating the impact it may have on its financial condition and results of operations.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2015	December 31, 2015

Accounts receivable	$184,419	$162,326
Less allowance for doubtful accounts	(5,900)	(4,527)
Total	$178,519	$157,799

	June 30, 2015	December 31, 2015

Raw materials	$131,373	$162,927
Work-in-process	45,386	31,774
Finished goods	53,662	85,899
Total	$230,421	$280,600

	Estimated
	Useful	June 30,	December 31,
	Lives	2015	2015
Land	N/A	$14,419	$14,498
Buildings, civil works and improvements	5 - 40 years	170,373	169,179
Leasehold improvements	1 - 20 years	9,991	9,197
Equipment and tooling	3 - 10 years	152,518	144,115
Furniture and fixtures	3 - 13 years	3,475	3,417
Computer equipment	1 - 5 years	17,147	18,007
Computer software	3 - 10 years	16,612	16,357
Construction in process	N/A	6,365	4,004
Total		390,900	378,774
Less accumulated depreciation and amortization		(165,197)	(186,807)
Property and equipment, net		$225,703	$191,967

Depreciation expense was approximately $13.3 million and $13.0 million for the three months ended December 31, 2014 and 2015, respectively, and approximately $30.2 million and $26.0 million for the six months ended December 31, 2014 and 2015, respectively.

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six month period ended December 31, 2015 are as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2015	$29,730	$43,182	$25,255	$98,167
Goodwill acquired or adjusted during the period	1,323	—	—	1,323
Foreign currency translation adjustment	(62)	(298)	(384)	(744)
Balance as of December 31, 2015	$30,991	$42,884	$24,871	$98,746

Intangible assets consisted of the following (in thousands):

		June 30, 2015			December 31, 2015
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	8 years	$24,631	$7,500	$17,131	$20,663	$2,826	$17,837
Patents	17 years	7,206	994	6,212	7,776	1,128	6,648
Developed technology	11 years	13,397	4,528	8,869	13,917	5,169	8,748
Customer relationships/backlog	7 years	8,619	3,406	5,213	8,487	3,984	4,503
Total amortizable assets		53,853	16,428	37,425	50,843	13,107	37,736
Non-amortizable assets:
Trademarks		12,988	—	12,988	12,996	—	12,996
Total intangible assets		$66,841	$16,428	$50,413	$63,839	$13,107	$50,732

Amortization expense related to intangible assets was $1.1 million for each of the three month periods ended December 31, 2014 and 2015. For the six months ended December 31, 2014 and 2015, amortization expense was $1.9 million and $2.1 million, respectively. At December 31, 2015, the estimated future amortization expense was as follows (in thousands):

Fiscal Years
2016 (remaining 6 months)	$2,906
2017	6,277
2018	6,158
2019	4,836
2020	3,835
2021	3,685
2022 and thereafter, including assets that have not yet begun to be amortized	10,039
Total	$37,736

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. For the three months ended December 31, 2014 and 2015, the Company capitalized software development costs in the amount of $0.8 million and $1.0 million, respectively.  For each of the six month periods ended December 31, 2014 and 2015, the Company capitalized software development costs in the amount of $1.4 million.

4. Borrowings

The Company has a $450 million credit agreement maturing in May 2019.  The credit agreement consists of a $450 million revolving credit facility, including a $375 million sub-limit for letters of credit. The Company has the ability to increase the facility by $200 million under certain circumstances.  Borrowings under this facility bear interest at LIBOR plus a margin of 1.25% as of December 31, 2015.  This margin is determined by the Company’s consolidated leverage ratio and may range from 1.25% to 2.0%. Letters of credit reduce the amount available to borrow by their face value.  As of December 31, 2015, the unused portion of the facility bears a commitment fee of 0.20%, but can range from 0.20% to 0.35% based on the Company’s consolidated leverage ratio. The Company’s borrowings under the credit agreement are guaranteed by certain of the Company’s U.S.-based subsidiaries and are secured by substantially all of the Company’s and certain subsidiaries’ assets. The agreement contains various representations, warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of December 31, 2015, there was $55.0 million outstanding under the revolving credit facility and $6.1 million outstanding under the letters-of-credit sub-facility.  Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of December 31, 2015, $32.7 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of December 31, 2015, the total amount available under these credit facilities was $23.9 million, with a total cash borrowing sub-limit of $1.5 million.

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

Long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2015
Term loans	$8,935	$7,924
Other long-term debt	2,422	2,085
	11,357	10,009
Less current portion of long-term debt	2,801	2,752
Long-term portion of debt	$8,556	$7,257

5. Impairment, restructuring and other charges

During the three months ended December 31, 2015, the Company determined that certain fixed assets will not be used and that they are permanently impaired.  Also, the Company determined that it is more likely than not that a minority interest investment will not be recovered and that it is appropriate to impair the asset.

In addition, the Company accounts for certain nonrecurring charges related to restructuring activities, litigation or other charges as Impairment, restructuring and other charges in the condensed consolidated financial statements.

The following table summarizes the impairment, restructuring and other charges (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2015	2014	2015
Impairment of fixed assets	$—	$5,888	$—	$5,888
Impairment of minority interest investment	—	2,853	—	2,853
Total impairment charges	—	8,741	—	8,741
Employee termination costs	80	542	324	542
Charges related to government contract issues	1,737	—	1,766	—
Charges related to class action litigation	182	—	625	—
Legal settlement and related costs	—	1,718	—	1,718
Other	80	96	90	96
Total impairment, restructuring and other charges	$2,079	$11,097	$2,805	$11,097

As of June 30, 2015 and December 31, 2015, accrued restructuring and other charges were $3.4 million and $2.4 million, respectively, and included in Other accrued expenses in the condensed consolidated balance sheets.

6. Stock-based Compensation

As of December 31, 2015, the Company maintained two share-based employee compensation plans (the “OSI Plans”): the 2012 Incentive Award Plan (“2012 Plan”) and the Amended and Restated 2006 Equity Participation Plan (“2006 Plan”). Upon stockholder approval of the 2012 Plan, the Company ceased to make grants under the 2006 Plan.

The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2015	2014	2015
Cost of goods sold	$290	$305	$495	$597
Selling, general and administrative	5,724	3,911	11,488	8,019
Research and development	68	73	95	138
Stock-based compensation expense before taxes	$6,082	$4,289	12,078	$8,754
Less: related income tax benefit	(2,354)	(1,635)	(4,761)	(3,334)
Stock-based compensation expense, net of estimated taxes	$3,728	$2,654	$7,317	$5,420

As of December 31, 2015, total unrecognized compensation cost related to share-based compensation grants were estimated at $1.1 million for stock options and $20.9 million for restricted stock and restricted stock units (“RSUs”) under the OSI Plans.  The Company expects to recognize these costs over a weighted-average period of 1.9 years.

The following summarizes stock option activity during the six months ended December 31, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	1,012,650	$27.30
Granted	33,088	$74.48
Exercised	(104,944)	$27.52
Expired or forfeited	(3,087)	$63.48
Outstanding at December 31, 2015	937,707	$28.82	4.5 years	$56,109
Exercisable at December 31, 2015	860,203	$25.35	4.1 years	$54,462

The following summarizes restricted stock and RSU award activity during the six months ended December 31, 2015:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2015	659,906	$63.75
Granted	330,743	73.22
Vested	(382,797)	65.45
Forfeited	(47,070)	67.67
Nonvested at December 31, 2015	560,782	$67.85

As of December 31, 2015, there were 2,786,427 shares available for grant under the 2012 Plan.  Under the terms of that plan, restricted stock and RSUs granted from the pool of shares available for grant on or after December 12, 2012 reduce the pool by 1.87 shares for each award granted.  Restricted stock and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

The Company granted 151,469 and 139,300 performance-based RSUs during the six months ended December 31, 2014 and 2015, respectively. These performance-based RSUs are contingent on the achievement of certain financial performance metrics. The payout can range from zero to 250% of the original number of shares or units awarded.

7. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2015	2014	2015
Service cost	$266	$212	$530	$425
Amortization of prior service cost	202	105	404	210
Net periodic pension expense	$468	$317	$934	$635

For the three months ended December 31, 2014, there were no contributions made to these defined benefit plans, while the Company made contributions of $0.2 million during the three months ended December 31, 2015. For the six months ended December 31, 2014 and 2015, the Company made contributions of $1.0 million and $0.2 million, respectively, to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For the three months ended December 31, 2014 and 2015, the Company made contributions of $1.1 million and $1.2 million, respectively, to these defined contribution plans. For the six months ended December 31, 2014 and 2015, the Company made contributions of $2.2 million and $2.3 million, respectively, to these defined contribution plans.

8. Commitments and Contingencies

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones. The maximum amount of such future payments under arrangements where contingent consideration is capped at $22 million as of December 31, 2015. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing the technology of CXR Limited, a company acquired in 2004. For acquisitions that occurred prior to fiscal year 2010, the Company accounts for such contingent payments as an addition to the purchase price of the acquired business. Otherwise, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition in the condensed consolidated balance sheets with subsequent revisions reflected in the condensed consolidated statements of operations. As of June 30, 2015 and December 31, 2015, $17.2 million and $11.8 million of contingent payment obligations, respectively, were included in other liabilities in the condensed consolidated balance sheets. During the six months ended December 31, 2014 and 2015, approximately $2.0 million and $0.8 million of contingent consideration, respectively, was paid, and the referenced liabilities were reduced by $0.8 million and $4.6 million, respectively, due to revaluation.

Advances from Customers

The Company receives advances from customers associated with certain projects.  In fiscal 2012, the Company entered into an agreement with the Mexican government to provide a turnkey security screening solution along the country’s borders, and in its ports and airports.  Associated with the agreement, the Company was provided an advance totaling $100 million that is scheduled to become fully amortized by the end of fiscal 2017.  As of December 31, 2015, $37.5 million of this advance remains outstanding.

Environmental Contingencies

The Company is subject to various environmental laws. The Company’s practice is to conduct appropriate environmental investigations at its manufacturing facilities in North America, Asia Pacific, and Europe, and, to the extent practicable, on all new properties in order to identify, as of the date of such investigation, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, the Company has conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

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

The Company has not accrued for loss contingencies relating to the Hawthorne facility or any other environmental matters because it believes that, although unfavorable outcomes may be possible, they are not considered by the Company’s management to be probable and reasonably estimable. If one or more of these environmental matters are resolved in a manner adverse to the Company, the impact on the Company’s business, financial condition, results of operations and liquidity could be material.

Indemnifications

In the normal course of business, the Company has agreed to indemnify certain parties with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to contingent indemnification obligations as of December 31, 2015.

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

The following table presents changes in warranty provisions (in thousands):

	Six Months Ended December 31,
	2014	2015
Balance at beginning of period	$11,923	$12,738
Additions and adjustments	2,452	4,460
Reductions for warranty repair costs	(1,704)	(5,514)
Balance at end of period	12,671	$11,684

Legal Proceedings

On December 12, 2013, a class action complaint was filed against the Company and certain of its officers in the United States District Court for the Central District of California (the “Court”) captioned Roberti v. OSI Systems, Inc., et al. (the “Securities Class Action”). Following mediation, the parties to the litigation entered into a stipulation and agreement of settlement, which was filed with the Court on August 21, 2015 and provides for the resolution of all of the pending claims in the Securities Class Action (the “Settlement”).   Neither the Company nor the individual defendants conceded any wrongdoing or liability, and continue to believe that they have meritorious defenses to all claims alleged in the Securities Class Action.  Pursuant to the Settlement, the Company will pay $15.0 million (the “Settlement Amount”) for a full and complete release of all claims that were or could have been asserted against the Company and/or the other defendants in the Securities Class Action.  On December 21, 2015, the Court entered final judgment approving the Settlement and dismissing, with prejudice, all claims against the defendants in the Securities Class Action.  The Company expects that the Settlement Amount will be fully covered and funded by the Company’s insurers pursuant to the applicable insurance policies.

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

The Company is involved in various other claims and legal proceedings arising in the ordinary course of business. In the Company’s opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company has not accrued for loss contingencies relating to such matters because it believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s business, financial condition, results of operations and liquidity could be material.

9. Income Taxes

The provision for income taxes is determined using an effective tax rate that is subject to fluctuations during the year as new information is obtained.  The assumptions used to estimate the annual effective tax rate include factors such as the mix of pre-tax earnings in the various tax jurisdictions in which the Company operates, valuation allowances against deferred tax assets, increases or decreases in uncertain tax positions, utilization of research and development tax credits, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business and certain tax elections. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryovers. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease in the period such determination is made.

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

The following tables present the operations and identifiable assets by industry segment (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2015	2014	2015
Revenues (1) — by Segment:
Security division	$137,005	$93,720	$250,444	$190,130
Healthcare division	69,493	55,548	117,327	107,013
Optoelectronics and Manufacturing division, including intersegment revenues	65,535	60,560	134,621	123,108
Intersegment revenues elimination	(14,204)	(12,489)	(26,166)	(22,862)
Total	$257,829	$197,339	$476,226	$397,389

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2015	2014	2015
Operating income (loss) — by Segment:
Security division	$20,401	$2,534	$37,660	$15,169
Healthcare division	7,489	3,380	7,551	6,318
Optoelectronics and Manufacturing division	4,366	3,192	8,693	8,753
Corporate	(5,733)	(7,903)	(10,250)	(13,105)
Eliminations (2)	(462)	(422)	(929)	(657)
Total	$26,061	$781	$42,725	$16,478

	June 30, 2015	December 31, 2015
Assets (1) — by Segment:
Security division	$470,808	$530,378
Healthcare division	223,412	205,799
Optoelectronics and Manufacturing division	164,922	169,401
Corporate	125,174	108,912
Eliminations (2)	(4,642)	(4,099)
Total	$979,674	1,010,391

(1)        For the three months ended December 31, 2014 and 2015, one customer, SAT in Mexico, accounted for 11% and 14% of total net revenues, respectively.  For the six months ended December 31, 2014 and 2015, SAT accounted for 13% and 15% of total net revenues, respectively.  A different customer accounted for 11% of accounts receivable as of December 31, 2015, while no customer accounted for greater than 10% of accounts receivable as of June 30, 2015.

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

This management’s discussion and analysis of financial condition as of December 31, 2015 and results of operations for the three and six months ended December 31, 2015 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2015.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives and future financial position, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “plan,” “project,” “believe,” “expect,” “may,” “could,” “likely to,” “should,” or “will,” or similar expressions or by discussions of strategy that involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Statements in this Quarterly Report on Form 10-Q that are forward-looking are based on current expectations, and actual results may differ materially. These forward-looking statements should be considered in light of numerous risks and uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, the Company could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other provisions of the Budget Control Act of 2011 as modified by the Bipartisan Budget Act of 2013; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; impact of volatility in oil prices; unfavorable currency exchange rate fluctuations; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year in accordance with our operating plan; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of the Company’s ongoing investigations and compliance reviews, contract and regulatory compliance matters, and actions, if brought, resulting in judgments, settlements, fines, injunctions, debarment and/or penalties as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we provide security screening products and services worldwide, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 52% and 48% of our total consolidated revenues for the six months ended December 31, 2014 and 2015, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology, anesthesia delivery and ventilation systems and defibrillator products and related supplies and accessories worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 25% and 27% of our total consolidated revenues for the six months ended December 31, 2014 and 2015, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation systems, automotive diagnostic systems, gaming systems and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to original equipment manufacturers, as well as our own Security and Healthcare divisions.  Revenues from external customers in our Optoelectronics and Manufacturing division accounted for approximately 23% and 25% of our total consolidated revenues for the six months ended December 31, 2014 and 2015, respectively.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have and may continue to influence our results of operations.  This discussion should be read in conjunction with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Global Economic Considerations

Globally, the recent slowdown in the China economy, which has created global economic uncertainty, coupled with the strength of the U.S. dollar, which may make our products and services less competitive in countries with currencies that have declined in value against the U.S. dollar, has negatively impacted demand for certain of our products and services in our Security and Healthcare divisions.  Additionally, weakness in the oil markets has led to delayed purchasing by certain customers generally within the security industry but also in other industries impacting our other two divisions.  It is uncertain how long the period of economic uncertainty in China or the impact of lower oil prices will last.  Therefore, we expect that there may continue to be a period of delayed or deferred purchasing by our customers, but we are unable to quantify the magnitude of the potential impact at this time. Purchase delays and deferments could have a material negative effect on demand for our products and services, and accordingly, on our business, results of operations and financial condition.

Results of Operations for the Three Months Ended December 31, 2014 (Q2 2015) Compared to Three Months Ended December 31, 2015 (Q2 2016) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 10 to the condensed consolidated financial statements for additional information about our business segments.

	Q2 2015	% of Net Sales	Q2 2016	% of Net Sales	$ Change	% Change
Security	$137.0	53%	$93.7	47%	$(43.3)	(32)%
Healthcare	69.5	27%	55.5	28%	(14.0)	(20)%
Optoelectronics / Manufacturing	65.5	25%	60.6	31%	(4.9)	(7)%
Less: inter-division sales	(14.2)	(5)%	(12.5)	(6)%	1.7	(12)%
Total revenues	$257.8	100%	$197.3	100%	$(60.5)	(23)%

Revenues for the Security division for the three months ended December 31, 2015 decreased primarily as a result of a $38.4 million reduction in revenues associated with a significant Foreign Military Sale (“FMS”) contract to the U.S. Department of Defense as compared to the prior year period.  The delivery of equipment under the FMS contract was completed in fiscal 2015, and revenues during the remainder of the contract, which expires at the end of fiscal year 2017, are not expected to be significant.

Revenues for the Healthcare division for the three months ended December 31, 2015 decreased across nearly all of our product lines and regions.  We believe this contraction reflects challenging economic factors in many of our markets.

Revenues for the Optoelectronics and Manufacturing division for the three months ended December 31, 2015 decreased primarily as a result of a $2.8 million decrease in our contract manufacturing business due to a reduction in unit volume purchases from our OEM customers and a $1.8 million decrease in intercompany sales to our Healthcare division as a result of its lower sales to end customers.

Gross Profit

	Q2 2015	% of Net Sales	Q2 2016	% of Net Sales
Gross profit	$89.3	34.6%	$68.1	34.5%

Gross profit during the three months ended December 31, 2015 decreased as a result of decreased sales, while the gross margin was nearly flat as compared to the prior year.

Operating Expenses

	Q2 2015	% of Net Sales	Q2 2016	% of Net Sales	$ Change	% Change
Selling, general and administrative	$47.9	18.6%	$43.2	21.9%	$(4.7)	(10)%
Research and development	13.2	5.1%	13.0	6.6%	(0.2)	(2)%
Impairment, restructuring and other charges	2.1	0.8%	11.1	5.6%	9.0	429%
Total operating expenses	$63.2	24.5%	$67.3	34.1%	$4.1	6%

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. The lower SG&A spending during the quarter ended December 31, 2015 as compared to the quarter ended December 31, 2014 is primarily attributable to reductions in employee compensation, contingent consideration and legal fees, and the devaluation of several foreign currencies in which we incur such costs, including the British pound, Euro and Mexican peso.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures.   Such costs were relatively consistent with the prior year.  As a percentage of sales, R&D spending increased as we continued to aggressively develop new products.

Impairment, restructuring and other charges.  Impairment, restructuring and other charges generally consist of non-recurring charges related to impairment of investments and capital assets, reducing workforce and other opportunities to improve operational efficiency.  The increase in the current year is primarily attributable to the write off of a $2.8 million minority investment which we believe is permanently impaired and the $5.9 million impairment of certain fixed assets that we believe are no longer usable or saleable.

Other Income and Expenses

Interest and other expense, net. For the three months ended December 31, 2015, interest and other expense, net amounted to $0.6 million as compared to $0.8 million in the comparable prior-year period.  Interest expense associated with higher levels of borrowing under our revolving credit facility in the current quarter was offset by a significant reduction in outstanding letters of credit under the credit facility.

Income taxes. For the three months ended December 31, 2015, our income tax provision decreased to $0.1 million from $7.0 million for the comparable prior-year period as a result of lower pretax income.

Results of Operations for the Six Months Ended December 31, 2014 (YTD Q2 2015) Compared to Six Months Ended December 31, 2015 (YTD Q2 2016) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 10 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q2 2015	% of Net Sales	YTD Q2 2016	% of Net Sales	$ Change	% Change
Security	$250.5	52%	$190.2	48%	$(60.3)	(24)%
Healthcare	117.3	25%	107.0	27%	(10.3)	(9)%
Optoelectronics / Manufacturing	134.6	28%	123.1	31%	(11.5)	(9)%
Less: inter-division sales	(26.2)	(5)%	(22.9)	(6)%	3.3	(13)%
Total revenues	$476.2	100%	$397.4	100%	$(78.8)	(17)%

Revenues for the Security division for the six months ended December 31, 2015 decreased primarily as a result of a $51.4 million reduction in revenues associated with the FMS contract as compared to the prior year period, and our role in providing security screening equipment to the Glasgow 2014 Commonwealth Games resulting in revenues of approximately $9 million, in the prior-year period.

Revenues for the Healthcare division for the six months ended December 31, 2015 decreased across nearly all of our product lines and regions.  We believe this contraction reflects challenging economic factors in many of our markets.

Revenues for the Optoelectronics and Manufacturing division for the six months ended December 31, 2015 decreased primarily as a result of a $6.7 million decrease in our contract manufacturing business due to a reduction in unit volume purchases from our OEM customers, a $1.5 million decrease in revenues from our commercial optoelectronics customers due to timing of deliveries and a $3.2 million decrease in intercompany sales to our Healthcare division as a result of its lower sales to end customers.

Gross Profit

	YTD Q2 2015	% of Net Sales	YTD Q2 2016	% of Net Sales
Gross profit	$163.5	34.3%	$136.0	34.2%

Gross profit during the six months ended December 31, 2015 decreased as a result of decreased sales, while our gross margin was nearly flat as compared to the prior year.

Operating Expenses

	YTD Q2 2015	% of Net Sales	YTD Q2 2016	% of Net Sales	$ Change	% Change
Selling, general and administrative	$92.1	19.3%	$83.6	21.0%	$(8.5)	(9)%
Research and development	25.9	5.5%	24.9	6.3%	(1.0)	(4)%
Impairment, restructuring and other charges	2.8	0.6%	11.1	2.8%	8.3	296%
Total operating expenses	$120.8	25.4%	$119.6	30.1%	$(1.2)	(1)%

Selling, general and administrative.  The lower SG&A spending is attributable to reductions in employee compensation, contingent earnout and legal fees, and the devaluation of several foreign currencies in which we incur such costs, including the British pound, Euro and Mexican peso.

Research and development. Such costs were relatively consistent with the prior year.  As a percentage of sales, R&D spending increased as we continue to aggressively develop new products.

Impairment, restructuring and other charges.  The increase in impairment, restructuring and other charges during the current year is primarily attributable to the write off of a $2.8 million minority investment  which we believe is permanently impaired and the $5.9 million impairment of certain fixed assets that we believe are no longer usable or saleable.

Other Income and Expenses

Interest and other expense, net.  For the six months ended December 31, 2015, interest and other expense, net, was $1.4 million as compared to $1.7 million for the same prior-year period.  Interest expense associated with higher levels of borrowing under our revolving credit facility in the current fiscal year was offset by a significant reduction in outstanding letters of credit under the credit facility.

Income taxes.  For the six months ended December 31, 2015, our income tax provision was $4.1 million, compared to $11.5 million for the comparable prior-year period. Our effective tax rate for the six months ended December 31, 2015 was 27.5% compared to 28.1% in the comparable prior-year period.  The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility.  Cash and cash equivalents totaled $79.8 million as of December 31, 2015, an increase of $32.2 million from $47.6 million as of June 30, 2015.  During the six months ended December 31, 2015, we generated $19.6 million of cash flow from operations and we borrowed $55 million under our revolving credit facility.  These proceeds were used in part for the following: (i) $4.9 million invested in capital expenditures and (ii) $35.7 million for the repurchase of our common stock, including net share settlement of equity awards.  If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.  In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit, as accounting earnings in the U.S. are not necessarily indicative of cash flows since earnings are generally reduced by non-cash expenses including depreciation, amortization, and stock-based compensation.

We have a five-year revolving credit facility that allows us to borrow up to $450 million at LIBOR plus 1.25% depending upon our leverage ratio. As of December 31, 2015, there was $55.0 million outstanding under the revolving credit facility and $6.1 million outstanding under the letters-of-credit sub-facility.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the six months ended December 31, 2015, we generated cash from operations of $19.6 million compared to $61.0 million in the prior-year period.  The principal drivers of the reduced cash flow in the current year were lower profits and increased inventory levels.  This increase in inventory was primarily driven by the continued build up to support expected sales in our Security division, as well as increased inventory in our Healthcare division as significantly higher sales were anticipated during the three months ended December 31, 2015.  In addition, this increase includes a significant amount of inventory that was shipped to Security division customers for which revenue will be recognized in future quarters.  The higher Healthcare inventory is expected to be consumed in the second half of the current fiscal year.  Cash flow from operating activities during the six months ended December 31, 2015 primarily consisted of net income of $10.9 million, adjusted for certain non-cash items, including total depreciation and amortization of $28.1 million, stock-based compensation expense of $8.8 million and impairment charges of $8.7 million, and was offset by the net impact of changes in operating assets and liabilities on cash of $38.3 million.

Cash Used in Investing Activities. Net cash used in investing activities was $9.7 million for the six months ended December 31, 2015 as compared to $24.5 million used for the six months ended December 31, 2014.  During the six months ended December 31, 2015, we made $4.9 million in capital expenditures compared to $6.4 million during the prior-year period.  During the six months ended December 31, 2015, we used cash of $2.1 million for acquisitions of businesses as compared to $14.7 million in the comparable prior-year period.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $22.5 million for the six months ended December 31, 2015, compared to $29.3 million used in financing activities for the six months ended December 31, 2014. During the six months ended December 31, 2015, we borrowed $55 million from our revolving credit facility as compared to repayment of $1.0 million in the prior year.  This increased borrowing was partly done in lieu of repatriating funds from foreign tax jurisdictions to enable the repurchase of $35.7 million of our common stock, including net share settlement of equity awards during the quarter, as compared to $29.5 million for the same period in the prior year.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $65.0 million at December 31, 2015, an increase of $53.6 million from $11.4 million at June 30, 2015. See Note 4 to the condensed consolidated financial statements for further discussion.

Cash Held by Foreign Subsidiaries

Our cash, cash equivalents, and investments totaled $79.8 million at December 31, 2015. Of this amount, approximately 97% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were primarily within the tax jurisdictions of the United Kingdom, Singapore, Malaysia and Mexico, and to a lesser extent in India, China and Germany, amongst others. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need cash located in foreign countries to fund our U.S. operations. In the event that funds from foreign operations are needed to fund operations in the U.S., and if U.S. taxes have not been previously provided on the related earnings, we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares acquired during the quarter ended December 31, 2015:

	Total number of shares (or units) purchased(1)(2)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number that may yet be purchased under the plans or programs (3)
October 1, 2015 to October 31, 2015	467	$85.31	—	979,764
November 1, 2015 to November 30, 2015	13,886	$83.52	13,869	965,895
December 1, 2015 to December 31, 2015	31	$95.05	—	965,895
	14,384	$83.60	13,869

(1)         A total of 467 shares, 17 shares and 31 shares of common stock were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares for the months October, November, and December 2015, respectively.

(2)         For the three months ended December 31, 2015, a total of 13,869 shares of common stock were purchased under the stock repurchase program at an average price of $83.52 per share.

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

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  See Note 8 to the condensed consolidated financial statements for further discussion regarding significant changes in those obligations during the six months ended December 31, 2015.

Off Balance Sheet Arrangements

As of December 31, 2015, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the six months ended December 31, 2015, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Foreign Currency

Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. We conduct business in more than 20 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income. Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a gain of $0.6 million and loss of $0.1 million during the three months ended December 31, 2014 and December 31, 2015, respectively.  We incurred a gain of $1.1 million and a loss of $0.6 million during the six months ended December 31, 2014 and 2015, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $3.0 million in the second quarter of fiscal 2016. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $3.0 million in the second quarter of fiscal 2016.

Use of Derivatives

On occasion we enter into derivative contracts to hedge the impact of fluctuations in foreign currencies and the volatility of variable interest rate borrowing.  Our current use of derivatives consists of an interest rate swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had an interest rate swap of $6.0 million outstanding as of December 31, 2015.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and six months ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain of the legal proceedings in which we are involved are discussed in Note 8, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

ITEM 1A. RISK FACTORS

The discussion of our business and operations in this Form 10-Q should be read together with the risk factors contained in our Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission on August 24, 2015, which describe various risks and uncertainties which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors included in our Form 10-K. The risks described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is hereby incorporated by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

We entered into amendments to employment agreements with Messrs. Deepak Chopra, Alan Edrick, Victor Sze, and Nicholas Ong.  Capitalized terms not otherwise defined herein shall have their respective meanings as set forth in the applicable employment agreement, as amended.

Mr. Chopra’s Amendment

Mr. Chopra’s employment agreement was amended effective as of July 1, 2015 to (i) modify the definition of Good Reason, (ii) clarify the provision regarding the Stay Bonus, and (iii) include a clawback provision such that all incentive or performance based compensation shall be subject to reduction or repayment by reason of a correction or restatement of our financial information if and to the extent such reduction or repayment is required by any applicable law (the “Clawback Provision”).

Mr. Edrick’s, Mr. Sze’s, and Mr. Ong’s Amendments

For purposes of this section, Messrs. Edrick, Sze, and Ong are each individually referred to as an “Executive.”   Each Executive’s employment agreement was amended effective as of July 1, 2015 to (i) modify the definition of Good Reason, (ii) remove the provision regarding the Stay Bonus, and (iii) include the Clawback Provision.

The foregoing description of each employment agreement amendment is qualified in its entirety by reference to the provisions of the applicable employment agreement amendment, each of which is filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

10.1 †	Amendment to Employment Agreement effective as of July 1, 2015 between Deepak Chopra and OSI Systems, Inc.

10.2 †	Amendment to Employment Agreement effective as of July 1, 2015 between Alan Edrick and OSI Systems, Inc.

10.3 †	Amendment to Employment Agreement effective as of July 1, 2015 between Victor Sze and OSI Systems, Inc.

10.4 †	Amendment to Employment Agreement effective as of July 1, 2015 between Nicholas Ong and Spacelabs Healthcare, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, as filed with the SEC on January 28, 2016, formatted in XBRL, as follows:
(i)   the condensed consolidated balance sheets
(ii)  the condensed consolidated statements of operations
(iii) the condensed consolidated statements of comprehensive income
(iv) the condensed consolidated statements of cash flows
(v)  the notes to the condensed consolidated financial statements, tagged in summary and detail

†Denotes a management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 28th day of January 2016.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer