Form 10-Q
period 2016-03-31
OSI SYSTEMS INC
filed 2016-04-28
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 26, 2016, there were 18,895,330 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

		(Unaudited)
	June 30,	March 31,
	2015	2016
ASSETS
Current Assets:
Cash and cash equivalents	$47,593	$97,425
Accounts receivable, net	178,519	159,787
Inventories	230,421	291,092
Deferred taxes	44,887	43,466
Prepaid expenses and other current assets	40,101	53,057
Total current assets	541,521	644,827
Property and equipment, net	225,703	187,204
Goodwill	98,167	122,297
Intangible assets, net	50,413	58,373
Other assets	63,870	62,601
Total assets	$979,674	$1,075,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$—	$125,000
Current portion of long-term debt	2,801	2,759
Accounts payable	61,932	84,655
Accrued payroll and related expenses	33,169	29,818
Advances from customers	41,389	59,918
Deferred revenue	47,787	34,796
Income taxes payable	9,610	7,595
Other accrued expenses and current liabilities	52,593	61,442
Total current liabilities	249,281	405,983
Long-term debt	8,556	6,770
Deferred income taxes	65,435	68,887
Other long-term liabilities	74,623	61,543
Total liabilities	397,895	543,183
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value — authorized, 100,000,000 shares; issued and outstanding, 19,716,507 shares at June 30, 2015 and 18,893,137 shares at March 31, 2016	279,212	212,371
Retained earnings	312,831	333,087
Accumulated other comprehensive loss	(10,264)	(13,339)
Total stockholders’ equity	581,779	532,119
Total liabilities and stockholders’ equity	$979,674	$1,075,302

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2016	2015	2016
Net revenues:
Products	$155,915	$148,730	$503,224	$419,398
Services	59,460	62,074	188,377	188,795
Total net revenues	215,375	210,804	691,601	608,193
Cost of goods sold:
Products	107,019	102,929	340,809	290,036
Services	35,752	37,816	114,672	112,063
Total cost of goods sold	142,771	140,745	455,481	402,099
Gross profit	72,604	70,059	236,120	206,094
Operating expenses:
Selling, general and administrative	37,970	39,233	130,046	122,767
Research and development	12,559	12,945	38,469	37,871
Impairment, restructuring and other charges	3,620	4,537	6,425	15,634
Total operating expenses	54,149	56,715	174,940	176,272
Income from operations	18,455	13,344	61,180	29,822
Interest and other expense, net	(812)	(666)	(2,508)	(2,083)
Income before income taxes	17,643	12,678	58,672	27,739
Provision for income taxes	4,415	3,335	15,954	7,483
Net income	$13,228	$9,343	$42,718	$20,256

Net income per share:
Basic	$0.67	$0.48	$2.16	$1.03
Diluted	$0.64	$0.47	$2.08	$1.00
Shares used in per share calculation:
Basic	19,801	19,336	19,810	19,604
Diluted	20,529	19,941	20,515	20,261

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2016	2015	2016
Net income	$13,228	$9,343	$42,718	$20,256
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(3,775)	(599)	(8,909)	(3,263)
Other	109	79	309	188
Other comprehensive loss	(3,666)	(520)	(8,600)	(3,075)
Comprehensive income	$9,562	$8,823	$34,118	$17,181

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended March 31,
	2015	2016
Cash flows from operating activities:
Net income	$42,718	$20,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,448	42,544
Stock based compensation expense	18,135	13,582
Impairment charges	—	8,741
Other	5,449	1,571
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	19,817	21,442
Inventories	(29,414)	(53,974)
Prepaid expenses and other assets	(11,003)	(17,746)
Accounts payable	14,212	21,813
Advances from customers	(8,871)	(201)
Deferred revenue	(9,797)	(12,890)
Other	1,002	(4,902)
Net cash provided by operating activities	87,696	40,236
Cash flows from investing activities:
Acquisition of property and equipment	(10,113)	(8,965)
Acquisition of businesses, net of cash acquired	(14,687)	(19,565)
Acquisition of intangible and other assets	(5,335)	(4,256)
Net cash used in investing activities	(30,135)	(32,786)
Cash flows from financing activities:
Net borrowings (repayments) on bank lines of credit	(18,000)	125,000
Proceeds from long-term debt	1,406	583
Payments on long-term debt	(2,485)	(2,209)
Proceeds from exercise of stock options and employee stock purchase plan	3,237	6,132
Repurchase of common shares	(23,391)	(73,368)
Taxes paid related to net share settlements of equity awards	(7,050)	(13,187)
Net cash provided by (used in) financing activities	(46,283)	42,951
Effect of exchange rate changes on cash	(1,068)	(569)
Net increase in cash and cash equivalents	10,210	49,832
Cash and cash equivalents-beginning of period	38,831	47,593
Cash and cash equivalents-end of period	$49,041	$97,425
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$1,554	$1,563
Income taxes	$23,246	$20,075

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

The Company has three reporting segments: (i) Security, providing security inspection systems, turnkey security screening solutions and related services, (ii) Healthcare, providing patient monitoring, diagnostic cardiology, anesthesia systems and defibrillator products, and related services and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare Divisions as well as to external original equipment manufacturing clients for applications in the defense, aerospace, medical and industrial markets, among others.

Through its Security Division, the Company provides security screening products and related services worldwide. These products fall into the following categories: baggage and parcel inspection; cargo and vehicle inspection, hold (checked) baggage screening, people screening, radiation detection and explosive and narcotics trace detection. In addition to these products, the Company provides site design, installation, training and technical support services to its customers. The Company also provides turnkey security screening solutions, which may include the construction, staffing and long-term operation of security screening checkpoints for its customers.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the operating results to be expected for the full 2016 fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for the Company include, but are not limited to, revenue recognition, fair values of assets acquired and liabilities assumed in business combinations, collectability of accounts receivable, market values for inventories reported at lower of cost or market, stock-based compensation expense, income taxes, accrued product warranty costs, contingent liabilities, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will likely differ from these estimates and could differ materially.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2016	2015	2016
Net income for diluted earnings per share calculation	$13,228	$9,343	$42,718	$20,256

Weighted average shares outstanding for basic earnings per share calculation	19,801	19,336	19,810	19,604
Dilutive effect of stock awards	728	605	705	657
Weighted average shares outstanding for diluted earnings per share calculation	20,529	19,941	20,515	20,261

Basic net income per share	$0.67	$0.48	$2.16	$1.03
Diluted net income per share	$0.64	$0.47	$2.08	$1.00

Shares excluded from computation of diluted net income per share:
Weighted average stock options excluded from computation due to anti-dilutive effect	49	70	43	39

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, marketable securities, derivative instruments, accounts receivable, accounts payable and debt instruments. The carrying values of financial instruments, other than long-term debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of the Company’s long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates available to the Company.

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

The fair values of our financial assets and liabilities as of June 30, 2015 and March 31, 2016 are categorized as follows (in thousands):

	June 30, 2015				March 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$291	$2,150	$—	$2,441	$317	$—	—	$317
Insurance company contracts	—	20,100	—	20,100	—	20,651	—	20,651
Interest rate contract	—	(41)	—	(41)	—	(22)	—	(22)
Total assets	$291	$22,209	$—	$22,500	$317	$20,629	$—	$20,946

Liabilities — Contingent payment obligations	$—	$—	$17,175	$17,175	$—	$—	$21,832	$21,832

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged while assets are used in service and are computed using the straight-line method over the estimated useful lives of the assets taking into consideration any estimated salvage value. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the useful life of the asset or the lease term. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense.  In the event that property and equipment are idle, as a result of excess capacity or the early termination, non-renewal or reduction in scope of a turnkey screening operation, such assets are assessed for impairment on a periodic basis or if any indicators of impairment exist. Certain fixed assets related to the Company’s turnkey security screening program in Mexico are not currently in use.  As of March 31, 2016, the net value of these assets is approximately $15 million, which is included in property and equipment in the condensed consolidated balance sheet.

Revenue Recognition

The Company recognizes revenue from sales of products upon shipment when title and risk of loss passes, and when terms are fixed and collection is probable. Revenue from services includes after-market services, installation and implementation of products, and turnkey security screening services. Generally, revenue from services is recognized when the services are performed.  The portion of revenue for the sale attributable to installation is deferred and recognized when the installation service is provided. In an instance where terms of sale include subjective customer acceptance criteria, revenue is deferred until the Company has achieved the acceptance criteria. Concurrent with the revenue recognition, the Company accrues estimated product return reserves and warranty expenses. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognized. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product under warranty. In instances where a contract calls for multiple deliverables and such deliverables qualify as separate units of accounting, the Company may recognize revenue based on the value of the respective deliverables identified in the underlying contract.

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

Revenues from out-of-warranty service maintenance contracts are recognized ratably over the term of such contracts. For services not derived from specific maintenance contracts, revenues are recognized as the services are performed. Deferred revenue for such services arises from payments received from customers for services not yet performed. On occasion, the Company receives advances from customers that are amortized against future customer payments pursuant to the underlying agreements. Such advances are classified in the condensed consolidated balance sheets as either a current or long-term liability depending on when the Company estimates the corresponding amortization to occur.

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, and trade names, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

During the three months ended March 31, 2016, the Company acquired all of the outstanding shares of capital stock of a distributor and manufacturer of electronic components in the United Kingdom, and a distributor and manufacturer of flex circuit and touch panel design products in California. The combined purchase prices consisted of cash payments at closing of $17.5 million, holdbacks of $2.6 million for potential indemnity claims and $12.5 million for the fair value of contingent consideration.  The indemnity holdbacks are payable in fiscal 2017, if not used for indemnification claims. The combined purchase prices were allocated to the fair values of the net tangible and intangible assets.  The combined allocations of intangible assets consisted of $20.4 million of goodwill and $7.8 million of identifiable intangible assets, which was comprised of $1.2 million of technology, $5.5 million of customer relationships, $0.9 million of trademarks and trade names, and $0.2 million of non-compete covenants.

Recent Accounting Updates Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) amending revenue recognition requirements for multiple-deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for fiscal years beginning after December 15, 2017 and for interim reporting periods within that reporting period. Earlier application is permitted only as of fiscal years beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not yet selected a transition method and is currently evaluating the impact this ASU may have on its financial condition and results of operations.

In July 2015, FASB issued an ASU amending some of the guidance on subsequent measurement of inventory. This ASU affects companies that are using first-in, first-out or average cost, or any other methods besides last-in, first out or the retail inventory method.  This ASU is effective for fiscal years beginning after December 15, 2016, including interim reporting periods within that reporting period.  The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company has not yet adopted this ASU and is currently evaluating the impact it may have on its financial condition and results of operations.

In September 2015, FASB issued an ASU simplifying measurement-period adjustments for acquisitions.  This update provides guidance on how an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This amendment requires the acquirer to recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined rather than retrospectively.  This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period.  The Company has not yet adopted this ASU and is currently evaluating the impact it may have on its financial condition and results of operations.

In November 2015, FASB issued an ASU amending the classification of deferred taxes.  Deferred tax liabilities and assets will now be classified as non-current. Previously, the deferred income tax assets and liabilities had to be separated into current and non-current. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted.  This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within that reporting period.  Earlier application is permitted.  The Company has not yet adopted this ASU and its adoption is not expected to have a material effect on the Company’s financial statements.

In January 2016, FASB issued an ASU which affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient permitted by the guidance to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted. The Company has not yet adopted this ASU and is currently evaluating the impact it may have on its financial condition and results of operations.

In February 2016, the FASB issued an ASU which affects the accounting for leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within that reporting period. Early application is permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

In April and March 2016, the FASB issued an ASU clarifying the implementation guidance on licensing and the identification of performance obligations considerations, and the implementation guidance on principal versus agent considerations. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within that reporting period, with early adoption permitted as of the original effective date. The Company has not yet adopted this ASU and is currently evaluating the impact it may have on its financial condition and results of operations.

In March 2016, the FASB issued an ASU relating to employee share-based payment accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within that reporting period. The Company has not yet adopted this ASU and is currently evaluating the impact it may have on its financial condition and results of operations.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2015	March 31, 2016

Accounts receivable	$184,419	$165,406
Less allowance for doubtful accounts	(5,900)	(5,619)
Total	$178,519	$159,787

	June 30, 2015	March 31, 2016

Raw materials	$131,373	$139,631
Work-in-process	45,386	46,749
Finished goods	53,662	104,712
Total	$230,421	$291,092

	Estimated
	Useful	June 30,	March 31,
	Lives	2015	2016
Land	N/A	$14,419	$14,498
Buildings, civil works and improvements	5 - 40 years	170,373	169,259
Leasehold improvements	1 - 20 years	9,991	9,086
Equipment and tooling	3 - 10 years	152,518	149,304
Furniture and fixtures	3 - 13 years	3,475	3,360
Computer equipment	1 - 5 years	17,147	18,381
Computer software	3 - 10 years	16,612	16,439
Construction in process	N/A	6,365	5,233
Total		390,900	385,560
Less accumulated depreciation and amortization		(165,197)	(198,356)
Property and equipment, net		$225,703	$187,204

Depreciation expense was approximately $12.5 million and $13.1 million for the three months ended March 31, 2015 and 2016, respectively, and approximately $42.7 million and $39.1 million for the nine months ended March 31, 2015 and 2016, respectively.

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine-month period ended March 31, 2016 were as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2015	$29,730	$43,182	$25,255	$98,167
Goodwill acquired or adjusted during the period	1,634	—	23,554	25,188
Foreign currency translation adjustment	14	(312)	(760)	(1,058)
Balance as of March 31, 2016	$31,378	$42,870	$48,049	$122,297

Intangible assets as of June 30, 2015 and March 31, 2016 were as follows (in thousands):

		June 30, 2015			March 31, 2016
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	7 years	$24,631	$7,500	$17,131	$21,522	$3,330	$18,192
Patents	17 years	7,206	994	6,212	8,033	1,191	6,842
Developed technology	11 years	13,397	4,528	8,869	15,449	5,537	9,912
Customer relationships/backlog	7 years	8,619	3,406	5,213	13,945	4,395	9,550
Total amortizable assets		53,853	16,428	37,425	58,949	14,453	44,496
Non-amortizable assets:
Trademarks		12,988	—	12,988	13,877	—	13,877
Total intangible assets		$66,841	$16,428	$50,413	$72,826	$14,453	$58,373

Amortization expense related to intangible assets was $0.8 million and $1.4 million for the three month periods ended March 31, 2015 and 2016, respectively. For the nine months ended March 31, 2015 and 2016, amortization expense was $2.7 million and $3.4 million, respectively. At March 31, 2016, the estimated future amortization expense was as follows (in thousands):

Fiscal Years
2016 (remaining 3 months)	$2,271
2017	7,792
2018	7,711
2019	6,282
2020	6,254
2021	3,717
2022 and thereafter (including assets that have not yet begun to be amortized)	10,469
Total	$44,496

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, software development costs are amortized on a straight-line basis over the remaining estimated economic life of the product. For the three months ended March 31, 2015 and 2016, the Company capitalized software development costs in the amount of $0.9 million and $0.7 million, respectively.  For the nine-month periods ended March 31, 2015 and 2016, the Company capitalized software development costs in the amount of $2.2 million and $2.1 million, respectively.

4. Borrowings

The Company has a $450 million revolving credit facility maturing May 2019.  The credit facility includes a $375 million sub-limit for letters of credit. The Company has the ability to increase the facility by $200 million under certain circumstances.  Borrowings under this facility bear interest at LIBOR plus a margin of 1.25% as of March 31, 2016.  This margin is determined by the Company’s consolidated leverage ratio and may range from 1.25% to 2.0%. Letters of credit reduce the amount available to borrow by their face value.  The unused portion of the facility bears a commitment fee of 0.20% as of March 31, 2016 but this can range from 0.20% to 0.35% based on the Company’s consolidated leverage ratio. The Company’s borrowings under the credit agreement are guaranteed by certain of the Company’s U.S.-based subsidiaries and are secured by substantially all of the assets of the Company and certain subsidiaries. The agreement contains various representations and warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of March 31, 2016, there was $125.0 million outstanding under the revolving credit facility and $6.1 million outstanding under the letters-of-credit sub-facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of March 31, 2016, $34.2 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of March 31, 2016, the total amount available under these credit facilities was $20.1 million, with a total cash borrowing sub-limit of $1.4 million.

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

Long-term debt consisted of the following (in thousands):

	June 30, 2015	March 31, 2016
Term loans	$8,935	$7,406
Other long-term debt	2,422	2,123
	11,357	9,529
Less current portion of long-term debt	2,801	2,759
Long-term portion of debt	$8,556	$6,770

5. Impairment, restructuring and other charges

During the nine months ended March 31, 2016, the Company determined that certain fixed assets will not be used and are permanently impaired.  The Company also determined that it is more likely than not that a minority interest investment will not be recovered and that it is appropriate to impair the asset.

In addition, the Company accounts for certain nonrecurring charges related to restructuring activities, litigation or other charges as Impairment, restructuring and other charges in the condensed consolidated financial statements.

The following table summarizes the impairment, restructuring and other charges (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2016	2015	2016
Impairment of fixed assets	$—	$—	$—	$5,888
Impairment of minority interest investment	—	—	—	2,853
Total impairment charges	—	—	—	8,741
Employee termination costs	1,606	2,158	1,930	2,700
Charges related to government contract issues	1,848	496	3,614	496
Charges related to class action litigation	—	—	625	—
Legal settlement and related costs	—	125	—	1,843
Acquisition costs	—	1,438	—	1,438
Other	166	320	256	416
Total impairment, restructuring and other charges	$3,620	$4,537	$6,425	$15,634

As of both June 30, 2015 and March 31, 2016, accrued restructuring and other charges were $3.4 million, and are included in Other accrued expenses in the condensed consolidated balance sheets.

6. Stockholders’ Equity

The Company has an active common stock repurchase program. During the nine-month period ended March 31, 2016, the Company repurchased 1,201,402 shares for $73.4 million under this program. During the nine-month period ended March 31, 2015, the Company repurchased 116,431 shares for $23.4 million under this program. At March 31, 2016, the Company had authorization from the Board of Directors to repurchase up to approximately 63,000 more shares. In April 2016, the Board of Directors authorized a new common stock repurchase program for the repurchase of an additional 1 million shares.

As of March 31, 2016, the Company maintained two share-based employee compensation plans (the “OSI Plans”): the 2012 Incentive Award Plan (“2012 Plan”) and the Amended and Restated 2006 Equity Participation Plan (“2006 Plan”). The Company no longer makes grants under the 2006 Plan.

The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2016	2015	2016
Cost of goods sold	$278	$302	$773	$899
Selling, general and administrative	5,718	4,456	17,206	12,475
Research and development	61	70	156	208
Stock-based compensation expense before taxes	$6,057	$4,828	$18,135	$13,582
Less: related income tax benefit	(2,344)	(1,850)	(7,105)	(5,184)
Stock-based compensation expense, net of estimated taxes	$3,713	$2,978	$11,030	$8,398

As of March 31, 2016, total unrecognized compensation cost related to share-based compensation grants were estimated at $0.9 million for stock options and $16.6 million for restricted stock and restricted stock units (“RSUs”) under the OSI Plans.  The Company expects to recognize these costs over a weighted-average period of 1.8 years.

The following summarizes stock option activity during the nine months ended March 31, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	1,012,650	$27.30
Granted	33,088	$74.48
Exercised	(106,974)	$28.03
Expired or forfeited	(5,347)	$65.21
Outstanding at March 31, 2016	933,417	$28.67	4.2 years	$34,753
Exercisable at March 31, 2016	858,961	$25.31	3.9 years	$34,545

The following summarizes restricted stock and RSU award activity during the nine months ended March 31, 2016:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2015	659,906	$63.75
Granted	332,701	73.12
Vested	(389,617)	65.24
Forfeited	(48,312)	67.66
Nonvested at March 31, 2016	554,678	$67.99

As of March 31, 2016, there were 2,792,149 shares available for grant under the 2012 Plan.  Under the terms of that plan, restricted stock and RSUs granted from the pool of shares available for grant on or after December 12, 2012 reduce the pool by 1.87 shares for each award granted.  Restricted stock and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

The Company granted 151,469 and 139,300 performance-based RSUs during the nine months ended March 31, 2015 and 2016, respectively. These performance-based RSUs are contingent on the achievement of certain financial performance metrics. The payout can range from zero to 250% of the original number of shares or units awarded.

7. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2016	2015	2016
Service cost	$249	$213	$779	$638
Amortization of prior service cost	202	105	606	315
Net periodic pension expense	$451	$318	$1,385	$953

For each of the three months ended March 31, 2015 and 2016, there were no contributions made to these defined benefit plans. For the nine months ended March 31, 2015 and 2016, the Company made contributions of $1.0 million and $0.2 million, respectively, to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For each of the three months ended March 31, 2015 and 2016, the Company made contributions of $1.1 million to these defined contribution plans. For the nine months ended March 31, 2015 and 2016, the Company made contributions of $3.3 million and $3.4 million, respectively, to these plans.

8. Commitments and Contingencies

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement of certain sales or profitability milestones with respect to such acquired businesses. The maximum amount of such future payments under arrangements where contingent consideration is capped was $34 million as of March 31, 2016. In addition, one of the purchase agreements entered into by the Company requires payments to be made through 2022 based on the license of, or sales of products containing the technology of CXR Limited, a company acquired in 2004. For acquisitions that occurred prior to fiscal year 2010, the Company accounts for such contingent payments as an addition to the purchase price of the acquired business. Otherwise, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition in the condensed consolidated balance sheets with subsequent revisions reflected in the condensed consolidated statements of operations. As of June 30, 2015 and March 31, 2016, $17.2 million and $21.8 million, respectively, of contingent payment obligations were included in other liabilities in the condensed consolidated balance sheets. During the nine months ended March 31, 2016, additional contingent consideration of $12.5 million was recorded as a result of two acquisitions completed during the period, $0.8 million of contingent consideration was paid, and the liability was reduced by $7.1 million due to revaluation.

Advances from Customers

The Company receives advances from customers associated with certain projects.  In fiscal 2012, the Company entered into an agreement with the Mexican government to provide a turnkey security screening solution along the country’s borders, and in its ports and airports.  Associated with the agreement, the Company was provided an advance totaling $100 million that is scheduled to become fully amortized by the end of fiscal 2017.  As of March 31, 2016, $31.3 million of this advance remains outstanding.

Environmental Contingencies

The Company is subject to various environmental laws. The Company’s practice is to conduct appropriate environmental investigations at its manufacturing facilities in North America, Asia-Pacific, and Europe, and, to the extent practicable, on all new properties in order to identify, as of the date of such investigation, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, the Company has conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

During one investigation at the Company’s Hawthorne, California facility, the Company discovered soil and groundwater contamination that it believes was the result of unspecified on- and off-site releases occurring prior to the Company’s occupancy. Historical usage of this site includes semiconductor and electronics manufacturing, dating back to the mid-1960s, as well as possible aircraft and related manufacturing dating to the early 1940s. Similar operations, including chemical manufacturing and storage, were conducted at neighboring sites throughout that period and into the 1990s. It is not presently known when the releases occurred or by whom they were caused, though Company records, in conjunction with data obtained from soil and groundwater surveys, support the Company’s assertion that these releases are historical in nature, having occurred prior to the Company’s occupancy. Further, the groundwater contamination is a known regional issue, not limited to the Company’s premises or its immediate surroundings. The Company has filed all requisite reports with the appropriate environmental authorities and continues to cooperate with the local governing agency to develop a complete and accurate characterization of this site. Recent activities include the installation of groundwater monitoring wells, indoor air quality monitoring and additional soil and soil vapor studies. Results from these studies are being evaluated to determine the extent of the on-site releases as well as appropriate and cost-effective remedial action measures. Periodic groundwater monitoring is expected to continue until such time as the governing authority requests further action.

The Company has not accrued for loss contingencies relating to the Hawthorne facility or any other environmental matters because it believes that, although unfavorable outcomes may be possible, they are not considered by the Company’s management to be probable and reasonably estimable. If one or more of these environmental matters are resolved in a manner adverse to the Company, the impact on the Company’s business, financial condition, results of operations and cash flow could be material.

Indemnifications

In the normal course of business, the Company has agreed to indemnify certain parties with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to contingent indemnification obligations as of March 31, 2016.

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

The following table presents changes in warranty provisions (in thousands):

	Nine Months Ended March 31,
	2015	2016
Balance at beginning of period	$11,923	$12,738
Additions and adjustments	3,314	8,596
Reductions for warranty repair costs	(3,047)	(7,361)
Balance at end of period	$12,190	$13,973

Legal Proceedings

Three shareholder derivative complaints (the “Derivative Actions”) have been filed purportedly on behalf of the Company against the members of the Company’s Board of Directors (as individual defendants).  Hagan v. Chopra et al. was filed in the United States District Court for the Central District of California (the “Court”) on April 15, 2014, and was subsequently consolidated by the Court with City of Irving Benefit Plan v. Chopra et al., which was filed on December 29, 2014.  Kocen v. Chopra et al. was filed in the Delaware Court of Chancery on July 14, 2015.  The Derivative Actions generally assert claims for breach of fiduciary duties and unjust enrichment against the individual defendants on behalf of the Company. Plaintiffs in the Derivative Actions seek unspecified damages, restitution, injunctive relief, attorneys’ and experts’ fees, costs, expenses, and other unspecified relief.  While the Company believes that the Derivative Actions are without merit and intends to defend the litigation vigorously, the Company expects to incur costs associated with the defense of the actions which may be covered under the Company’s insurance policy. At this early stage of litigation, the ultimate outcomes of the Derivative Actions are uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate their effect, if any, on its financial statements.

The Company is involved in various other claims and legal proceedings arising in the ordinary course of business. In the Company’s opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company has not accrued for loss contingencies relating to such matters because it believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable and reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s business, financial condition, results of operations and cash flow could be material.

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

The following tables present the operations and identifiable assets by industry segment (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2016	2015	2016
Revenues (1) — by Segment:
Security Division	$99,164	$110,550	$349,608	$300,680
Healthcare Division	59,383	49,113	176,710	156,126
Optoelectronics and Manufacturing Division, including intersegment revenues	65,291	61,306	199,912	184,414
Intersegment revenues elimination	(8,463)	(10,165)	(34,629)	(33,027)
Total	$215,375	$210,804	$691,601	$608,193

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2016	2015	2016
Operating income (loss) — by Segment:
Security Division	$13,266	$14,554	$50,926	$29,723
Healthcare Division	3,707	(188)	11,258	6,130
Optoelectronics and Manufacturing Division	5,008	5,325	13,701	14,078
Corporate	(3,498)	(6,077)	(13,748)	(19,182)
Eliminations (2)	(28)	(270)	(957)	(927)
Total	$18,455	$13,344	$61,180	$29,822

	June 30, 2015	March 31, 2016
Assets (1) — by Segment:
Security Division	$470,808	$552,664
Healthcare Division	223,412	202,924
Optoelectronics and Manufacturing Division	164,922	216,640
Corporate	125,174	107,443
Eliminations (2)	(4,642)	(4,369)
Total	$979,674	1,075,302

(1)        The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

(a)         For each of the three months ended March 31, 2015 and 2016, one customer, SAT in Mexico, accounted for 14% of total net revenues.  For the nine months ended March 31, 2015 and 2016, SAT accounted for 13% and 14% of total net revenues, respectively.

(b)         For the nine-month period ended March 31, 2015, the U.S. Department of Defense, under a Foreign Military Sale, accounted for 10% of net revenues.

(c)          At March 31, 2016, one international customer accounted for 11% of accounts receivable.  No customer accounted for greater than 10% of accounts receivable at June 30, 2015.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “OSI,” the “Company,” “we,” “us,” “our” and similar terms refer to OSI Systems, Inc. together with its wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of March 31, 2016 and results of operations for the three and nine months ended March 31, 2016 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2015.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives and future financial position, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “plan,” “project,” “believe,” “expect,” “may,” “could,” “likely to,” “should,” or “will,” or similar expressions or by discussions of strategy that involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Statements in this Quarterly Report on Form 10-Q that are forward-looking are based on current expectations, and actual results may differ materially. These forward-looking statements should be considered in light of numerous risks and uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, the Company could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; impact of volatility in oil prices; unfavorable currency exchange rate fluctuations; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year in accordance with our operating plan; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of the Company’s ongoing investigations and compliance reviews, contract and regulatory compliance matters, and actions, if brought, resulting in judgments, settlements, fines, injunctions, debarment and/or penalties as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security Division, we provide security screening products and services worldwide, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security Division accounted for 50% and 49% of our total consolidated revenues for the nine months ended March 31, 2015 and 2016, respectively.

Healthcare Division. Through our Healthcare Division, we design, manufacture, market and service patient monitoring, diagnostic cardiology, anesthesia delivery and ventilation systems and defibrillator products and related supplies and accessories worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare Division accounted for 26% of our total consolidated revenues for each of the nine months ended March 31, 2015 and 2016.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing Division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation systems, automotive diagnostic systems, gaming systems and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to original equipment manufacturers, as well as our own Security and Healthcare Divisions.  Revenues from external customers in our Optoelectronics and Manufacturing Division accounted for approximately 24% and 25% of our total consolidated revenues for the nine-month periods ended March 31, 2015 and 2016, respectively.

Overview of Results.  Our financial results for the nine months ended March 31, 2016 have fallen below our expectations.  Although we expected a difficult comparable within our Security Division due to approximately $70 million of revenue recognized in the prior year period from the Foreign Military Sales contract with the U.S. Department of Defense for use in Iraq (“FMS Contract”), our Security Division has been further impacted by several delays in bookings and the timing of revenue, largely due to global economic conditions.  Additionally, the performance of our Healthcare Division has been significantly below expectations throughout fiscal 2016 attributable, in part, to a challenging hospital spending environment, as well as operational execution.  We have taken substantive actions to reorganize our Healthcare Division with the objectives of improving sales and addressing operational and leadership issues, including hiring an industry veteran to lead this Division. We believe that over time these steps will positively impact results.

Acquisition Activity.  During the three months ended March 31, 2016, we continued our acquisition activity by completing two acquisitions within our Optoelectronics and Manufacturing Division.  These acquisitions have allowed us to further transition to a more profitable customer and product mix within the Division.  We continue to seek acquisition opportunities to broaden our technological expertise and capabilities and facilitate our entry into new markets.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have and may continue to influence our results of operations.  This discussion should be read in conjunction with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Global Economic Considerations.  The recent slowdown in the China economy, which has created global economic uncertainty, coupled with the strength of the U.S. dollar, which may make our products and services less competitive in countries with currencies that have declined in value against the U.S. dollar, has continued to negatively impact demand for certain of our products and services in our Security and Healthcare Divisions.  Additionally, weakness in the oil markets has led to delayed purchasing by certain customers generally within the security industry impacting our Security Division but also in other industries impacting our other two Divisions.  It is uncertain how long the period of economic uncertainty in China or the impact of lower oil prices will last.  Therefore, we expect that there may continue to be a period of delayed or deferred purchasing by our customers, but we are unable to quantify the magnitude of the potential impact at this time. Purchase delays and deferments could continue to have a material negative effect on demand for our products and services, and accordingly, on our business, results of operations and financial condition.

Results of Operations for the Three Months Ended March 31, 2015 (Q3 2015) Compared to Three Months Ended March 31, 2016 (Q3 2016) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 10 to the condensed consolidated financial statements for additional information about our business segments.

	Q3 2015	% of Net Sales	Q3 2016	% of Net Sales	$ Change	% Change
Security	$99.2	46%	$110.6	53%	$11.4	11%
Healthcare	59.4	28%	49.1	23%	(10.3)	(17)%
Optoelectronics / Manufacturing	65.3	30%	61.3	29%	(4.0)	(6)%
Less: inter-division sales	(8.5)	(4)%	(10.2)	(5)%	(1.7)	20%
Total revenues	$215.4	100%	$210.8	100%	$(4.6)	(2)%

Revenues for the Security Division for the three months ended March 31, 2016 increased primarily as a result of a $23 million equipment sale to a Middle East customer and the implementation of our turn-key screening operations in Albania. These increases were partially offset by a $15 million reduction in revenues associated with the FMS Contract as compared to the prior year period.  The delivery of equipment under the FMS Contract was completed in fiscal 2015, and revenues during the remainder of the contract, which concludes at the end of fiscal year 2017, are not expected to be significant.

Revenues for the Healthcare Division for the three months ended March 31, 2016 decreased across nearly all of our product lines and regions.  We believe this contraction is due, in part, by a hospital spending environment influenced by challenging economic factors in many of our markets, as well as operational execution.

Revenues for the Optoelectronics and Manufacturing Division for the three months ended March 31, 2016 decreased primarily as a result of a $9.4 million decrease in organic sales in our contract manufacturing business due to a reduction in unit volume purchases from our original equipment manufacturer customers and a $3.4 million year-over-year reduction in sales to a large customer to whom we still sell.  This decrease in organic sales was partially offset by $4.2 million of revenues from two small contract manufacturing businesses that were acquired during the three months ended March 31, 2016.

Gross Profit

	Q3 2015	% of Net Sales	Q3 2016	% of Net Sales
Gross profit	$72.6	33.7%	$70.1	33.3%

Gross profit during the three months ended March 31, 2016 decreased as a result of decreased sales. Gross margin decreased due to lower sales within our Healthcare Division, which carries the highest gross margin of our three Divisions, and product mix within our Security Division.  These factors were partially offset by gross margin expansion within our Optoelectronics and Manufacturing Division due to a more favorable product mix.

Operating Expenses

	Q3 2015	% of Net Sales	Q3 2016	% of Net Sales	$ Change	% Change
Selling, general and administrative	$38.0	17.6%	$39.2	18.6%	$1.2	3%
Research and development	12.5	5.8%	13.0	6.2%	0.5	4%
Impairment, restructuring and other charges	3.6	1.7%	4.5	2.1%	0.9	25%
Total operating expenses	$54.1	25.1%	$56.7	26.9%	$2.6	5%

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. The higher SG&A spending during the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015 is primarily attributable to higher professional fees and SG&A expenses attributable to our recent acquisitions.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures.   R&D spending during the three months ended March 31, 2016 increased over the prior year and as a percentage of sales as we continued to invest significant resources in new and next generation products.

Impairment, restructuring and other charges.  Impairment, restructuring and other charges generally consist of the write-down of assets that we believe are permanently impaired, non-recurring charges related to reductions in our workforce, other opportunities to improve operational efficiency, costs related to acquisition activity and other non-recurring charges.  The increase in the current year is primarily attributable to $1.4 million of transaction expenses related to acquisition activity.

Other Income and Expenses

Interest and other expense, net. For the three months ended March 31, 2016, interest and other expense, net amounted to $0.7 million as compared to $0.8 million in the comparable prior-year period.  Interest expense associated with higher levels of borrowing under our revolving credit facility in the current quarter was offset by a significant reduction in outstanding letters of credit under the credit facility.

Income taxes. For the three months ended March 31, 2016, our income tax provision decreased to $3.3 million from $4.4 million for the comparable prior-year period as a result of lower pretax income.  Our effective tax rate for the three-month period ended march 31, 2016 was 26.3%, compared to the 25.0% in the comparable prior-year period.

Results of Operations for the Nine Months Ended March 31, 2015 (YTD Q3 2015) Compared to Nine Months Ended March 31, 2016 (YTD Q3 2016) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 10 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q3 2015	% of Net Sales	YTD Q3 2016	% of Net Sales	$ Change	% Change
Security	$349.6	50%	$300.7	49%	$(48.9)	(14)%
Healthcare	176.7	26%	156.1	26%	(20.6)	(12)%
Optoelectronics / Manufacturing	199.9	29%	184.4	30%	(15.5)	(8)%
Less: inter-division sales	(34.6)	(5)%	(33.0)	(5)%	1.6	(5)%
Total revenues	$691.6	100%	$608.2	100%	$(83.4)	(12)%

Revenues for the Security Division for the nine months ended March 31, 2016 decreased primarily as a result of a $66 million reduction in revenues associated with the FMS Contract as compared to the prior year period and our role in providing security screening equipment to the Glasgow 2014 Commonwealth Games resulting in revenues of approximately $9 million, in the prior-year period.  These decreases were partially offset by a $23 million equipment sale to a customer in the Middle East customer in the nine-month period ended March 31, 2016.

Revenues for the Healthcare Division for the nine months ended March 31, 2016 decreased across nearly all of our product lines and regions.  We believe this contraction is due, in part, by a hospital spending environment influenced by challenging economic factors in many of our markets, as well as operational execution.

Revenues for the Optoelectronics and Manufacturing Division for the nine months ended March 31, 2016 decreased primarily as a result of a $16.1 million decrease in organic sales in our contract manufacturing business due to a reduction in unit volume purchases from our original equipment manufacturer customers and a $10.0 million year-over-year reduction in sales to a large customer to whom we still sell.  This decrease in organic sales was partially offset by $4.2 million of revenues from two small contract manufacturing businesses that were acquired during the three months ended March 31, 2016.

Gross Profit

	YTD Q3 2015	% of Net Sales	YTD Q3 2016	% of Net Sales
Gross profit	$236.1	34.1%	$206.1	33.9%

Gross profit during the nine months ended March 31, 2016 decreased as a result of decreased sales.  Gross margin decreased due to lower sales within our Healthcare Division, which carries the highest gross margin of our three Divisions, and product mix within our Security Division.  These factors were partially offset by improved gross margin within our Optoelectronics and Manufacturing Division due to a more favorable product mix.

Operating Expenses

	YTD Q3 2015	% of Net Sales	YTD Q3 2016	% of Net Sales	$ Change	% Change
Selling, general and administrative	$130.0	18.8%	$122.8	20.2%	$(7.2)	(6)%
Research and development	38.5	5.6%	37.9	6.2%	(0.6)	(2)%
Impairment, restructuring and other charges	6.4	0.9%	15.6	2.6%	9.2	144%
Total operating expenses	$174.9	25.3%	$176.3	29.0%	$1.4	1%

Selling, general and administrative.  The reduced SG&A spending during the nine months ended March 31, 2016 as compared to the prior year is primarily attributable to reductions in employee compensation and revaluations of contingent acquisition obligations, which were partially offset by higher professional fees.  In addition, the spending denominated in the British pound, Euro and Mexican peso was lower due to the strengthening of the U.S. dollar as compared to these currencies.

Research and development. Such costs were relatively consistent with the prior year.  As a percentage of sales, R&D spending increased as we continue to aggressively develop new products.

Impairment, restructuring and other charges.  Impairment, restructuring and other charges generally consist of the write-down of assets that we believe are permanently impaired, non-recurring charges related to reducing workforce, other opportunities to improve operational efficiency, costs related to acquisition activity and other non-recurring charges. The increase in impairment, restructuring and other charges during the current year is primarily attributable to: (i) the write off of a $2.8 million minority investment that we believe is permanently impaired; (ii) the $5.9 million impairment of certain fixed assets that we believe are no longer usable or saleable; (iii) $1.4 million of transaction costs related to acquisition activity; and (iv) $1.8 million related to a legal settlement and related costs.

Other Income and Expenses

Interest and other expense, net.  For the nine months ended March 31, 2016, interest and other expense, net, was $2.1 million as compared to $2.5 million for the same prior-year period.  Interest expense associated with higher levels of borrowing under our revolving credit facility in the current fiscal year was offset by a significant reduction in outstanding letters of credit under the credit facility.

Income taxes.  For the nine months ended March 31, 2016, our income tax provision was $7.5 million, compared to $16.0 million for the comparable prior-year period. Our effective tax rate for the nine-month period ended March 31, 2016 was 27.0% compared to 27.2% in the comparable prior-year period.  The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility.  Cash and cash equivalents totaled $97.4 million as of March 31, 2016, an increase of $49.8 million from $47.6 million as of June 30, 2015.  During the nine months ended March 31, 2016, we generated $40.2 million of cash flow from operations and we borrowed $125 million under our revolving credit facility.  These proceeds were used in part for the following: (i) $86.6 million for the repurchase of our common stock, including net share settlement of equity awards; (ii) $19.6 million cash paid for acquisitions and (iii) $9.0 million invested in capital expenditures.  If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.  In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit, as accounting earnings in the U.S. are not necessarily indicative of cash flows since earnings are generally reduced by non-cash expenses including depreciation, amortization, and stock-based compensation.

We have a five-year revolving credit facility that allows us to borrow up to $450 million at LIBOR plus 1.25% depending upon our leverage ratio. As of March 31, 2016, there was $125.0 million outstanding under the revolving credit facility and $6.1 million outstanding under the letters-of-credit sub-facility.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the nine months ended March 31, 2016, we generated cash from operations of $40.2 million compared to $87.7 million in the prior-year period.  The principal drivers of the reduced cash flow in the current year were lower profits and increased inventory levels.  This increase in inventory was primarily driven by the continued build up to support expected sales in our Security Division, as well as increased inventory in our Healthcare Division as significantly higher sales in this Division were anticipated during the three months ended March 31, 2016.  In addition, this increase in inventory includes a significant amount of inventory that was shipped to Security Division customers for which revenue will be recognized in future quarters.

Cash flow from operating activities during the nine months ended March 31, 2016 primarily consisted of net income of $20.3 million, adjusted for certain non-cash items, including total depreciation and amortization of $42.5 million, stock-based compensation expense of $13.6 million and impairment charges of $8.7 million, and was offset by the net impact of changes in operating assets and liabilities on cash of $46.5 million.

Cash Used in Investing Activities. Net cash used in investing activities was $32.8 million for the nine months ended March 31, 2016 as compared to $30.1 million used for the nine months ended March 31, 2015.  During the nine months ended March 31, 2016, we made $9.0 million in capital expenditures compared to $10.1 million during the prior-year period.  During the nine months ended March 31, 2016, we used cash of $19.6 million for acquisitions of businesses as compared to $14.7 million in the comparable prior-year period.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $43.0 million for the nine months ended March 31, 2016, compared to $46.3 million used in financing activities for the nine months ended March 31, 2015. During the nine months ended March 31, 2016, we borrowed $125.0 million from our revolving credit facility as compared to repayment of $18.0 million in the prior year.  This increased borrowing was partly done in part in lieu of repatriating funds from foreign tax jurisdictions to enable the repurchase of $86.6 million of our common stock, including net share settlement of equity awards during the nine months ended March 31, 2016, as compared to $30.4 million for the same period in the prior year.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $134.5 million at March 31, 2016, an increase of $123.1 million from $11.4 million at June 30, 2015. See Note 4 to the condensed consolidated financial statements for further discussion.

Cash Held by Foreign Subsidiaries

Our cash, cash equivalents, and investments totaled $97.4 million at March 31, 2016. Of this amount, approximately 96% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were primarily within the tax jurisdictions of the United Kingdom, Singapore, Malaysia and Mexico, and to a lesser extent in India, China and Germany, amongst others. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need cash located in foreign countries to fund our U.S. operations. In the event that funds from foreign operations are needed to fund operations in the U.S., and if U.S. taxes have not been previously provided on the related earnings, we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares acquired during the quarter ended March 31, 2016:

	Total number of shares (or units) purchased(1)(2)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number that may yet be purchased under the plans or programs (3)
January 1, 2016 to January 31, 2016	69	$76.25	—	965,895
February 1, 2016 to February 29, 2016	903,602	$56.19	901,137	64,758
March 1, 2016 to March 31, 2016	1,633	$60.04	1,600	63,158
	905,304	$56.20	902,737

(1)         A total of 69 shares, 2,465 shares and 33 shares of common stock were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares for the months January, February, and March 2016, respectively.

(2)         For the three months ended March 31, 2016, a total of 902,737 shares of common stock were purchased under the stock repurchase program at an average price of $56.21 per share.

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

In April 2016, the Board of Directors authorized a new stock repurchase program of up to 1 million shares.  The shares of common stock authorized to be repurchased under the new repurchase program are in addition to the 63,158 shares remaining under the Company’s existing stock repurchase program.

Dividend Policy

We have not paid cash dividends on our common stock in the past and have no plans to do so in the foreseeable future.  Certain of our current bank credit facilities restrict the payment of cash dividends, and future borrowings may contain similar restrictions.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  See Note 8 to the condensed consolidated financial statements for further discussion regarding significant changes in those obligations during the nine months ended March 31, 2016.

Off Balance Sheet Arrangements

As of March 31, 2016, we did not have any significant off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended June 30, 2015.

Please refer to Note 1 to our condensed consolidated financial statements for discussion concerning recent accounting updates not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the nine months ended March 31, 2016, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

We are subject to interest rate risk on our borrowings under our bank lines of credit. Consequently, our interest expense fluctuates with changes in the general level of these interest rates as we borrow under the credit facility.

Foreign Currency

Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We conduct business in more than 20 countries and closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income. Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a gain of $2.0 million and loss of $0.1 million during the three months ended March 31, 2015 and March 31, 2016, respectively.  We incurred a gain of $3.1 million and a loss of $0.7 million during the nine months ended March 31, 2015 and 2016, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $3.0 million in the third quarter of fiscal 2016. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $3.0 million in the third quarter of fiscal 2016.

Use of Derivatives

On occasion we enter into derivative contracts to hedge the impact of fluctuations in foreign currencies and the volatility of variable interest rate borrowing.  Our current use of derivatives consists of an interest rate swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had an interest rate swap of $5.6 million outstanding as of March 31, 2016.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and nine months ended March 31, 2016.

Interest Rate Risk

We classify all highly liquid investments with maturities of three months or less as cash equivalents and record them on our balance sheet at fair value.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.  Based upon that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures as defined under Exchange Act Rule 13a-15(e) and 15d-15(e) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission on August 24, 2015, which describe various risks and uncertainties which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is hereby incorporated by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed with the SEC on April 28, 2016, formatted in XBRL, as follows:
(i)   the condensed consolidated balance sheets
(ii)  the condensed consolidated statements of operations
(iii) the condensed consolidated statements of comprehensive income
(iv) the condensed consolidated statements of cash flows
(v)  the notes to the condensed consolidated financial statements, tagged in summary and detail

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 28th day of April 2016.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer