Form 10-K
period 2016-06-30
OSI SYSTEMS INC
filed 2016-08-19
CIK 1039065

Use these links to rapidly review the document

OSI SYSTEMS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes: ☐    No ☒

        The aggregate market value of the registrant's voting and non-voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold on December 31, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $1,688,518,174.

        The number of shares outstanding of the registrant's Common Stock as of August 16, 2016 was 18,956,392.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement relating to the 2016 annual meeting of stockholders are incorporated by reference into Part III. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year.

PART I

Forward-Looking Statements

        This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements relate to current expectations, beliefs, projections and similar expressions concerning matters that are not historical facts. Words such as "project," "believe," "anticipate," "plan," "expect," "intend," "may," "should," "will," "would," and similar words and expressions are intended to identify forward-looking statements. The expectations, beliefs, projections and similar expressions reflected in the forward-looking statements may prove to be inaccurate, and actual results may differ materially from those reflected in such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, those described in Part I, Item 1, "Business," Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report and other documents filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, we could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; impact of volatility in oil prices; unfavorable currency exchange rate fluctuations; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year in accordance with our operating plan; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our ongoing investigations and compliance reviews, contract and regulatory compliance matters, and actions, if brought, resulting in judgments, settlements, fines, injunctions, debarment or penalties; risks related to our pending acquisition of American Science and Engineering, Inc. ("AS&E") as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our Securities and Exchange Commission filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this report are qualified in their entirety by this statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        We have three operating divisions: (a) Security, providing security and inspection systems, turnkey security screening solutions and related services; (b) Healthcare, providing patient monitoring, diagnostic cardiology, anesthesia delivery and ventilation systems and defibrillators; and (c) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare divisions, as well as to external original equipment manufacturer ("OEM") customers and end users for applications in the defense, aerospace, medical and industrial markets, among others.

        Through our Security division, we provide security screening products, and services worldwide under the "Rapiscan Systems" trade name. Rapiscan Systems products fall into the following categories: baggage and parcel inspection; cargo and vehicle inspection; hold (checked) baggage screening; people screening; radiation detection; and explosive and narcotics trace detection. In addition to these products, we provide site design, installation, training and technical support services to our customers. We also provide turnkey security screening solutions under the "S2" trade name, which can include the construction, staffing and long-term operation of security screening checkpoints, including ports and borders, for our customers.

        Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology, anesthesia delivery and ventilation systems and defibrillators globally to end users under the "Spacelabs" and "Primedic" trade names, and related supplies and accessories under the names "Spacelabs" and "Statcorp Medical." These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians' offices, medical clinics and ambulatory surgery centers; our defibrillators are also used in public facilities.

        Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation systems, automotive diagnostic systems, gaming systems and consumer products. We sell our optoelectronic devices primarily under the "OSI Optoelectronics" trade name and perform our electronics manufacturing services primarily under the "OSI Electronics," "APlus Products," "Altaflex," "Briton EMS" and "Union Four" trade names. We provide our optoelectronic devices and electronics manufacturing services to OEM customers and end users, as well as to our own Security and Healthcare divisions.

        In fiscal 2016, revenues from the Security division were $411.2 million, or approximately 50% of our revenues; revenues from the Healthcare division amounted to $211.5 million, or approximately 25% of our revenues; and third-party revenues from the Optoelectronics and Manufacturing division were $207.0 million, or approximately 25% of our revenues. See note 13 to the consolidated financial statements for additional financial information concerning reporting segments and geographic areas.

Recent Developments

        Pending Acquisition of AS&E.    On June 20, 2016, we and AS&E signed a definitive agreement pursuant to which we will acquire AS&E for $37.00 in cash per share of common stock of AS&E. The total purchase price is approximately $269 million, and we intend to fund the transaction with a combination of AS&E's cash on hand and money borrowed under our revolving credit facility. As of June 30, 2016, AS&E reported cash and cash equivalents of $74 million. We believe this is a good strategic fit for the Company consistent with our expansion strategy. The completion of the transaction is subject to the satisfaction of customary conditions, including, among others: (i) the requisite approval of AS&E's shareholders, (ii) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") and (iii) the absence of any order or injunction issued by any court or governmental authority in the United States preventing the consummation of the transaction. We expect the transaction to close by December 31, 2016.

        For more information regarding the pending acquisition of AS&E and the risks and uncertainties associated therewith, see "Item 1A. Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and note 1 to our consolidated financial statements included within this Annual Report on Form 10-K.

Industry Overview

        We sell our security and inspection systems and patient monitoring, cardiology and anesthesia systems primarily to end-users, while we design and manufacture our optoelectronic devices and value-added subsystems, and provide electronics manufacturing services primarily for OEM customers.

        Security.    A variety of technologies are currently used globally in security and inspection applications, including transmission and backscatter X-ray, 3-D and computed tomography, nuclear radiation detection, magnetometry, radar and trace detection. We believe that the market for security and inspection products will continue to be affected by the threat of terrorist incidents and by new government mandates and appropriations for security and inspection products in the United States and internationally.

        As a result of the September 11, 2001 terrorist attacks on the World Trade Center and subsequent attacks in other locations worldwide, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railways, seaports, cruise line terminals, freight forwarding operations, sporting venues, government and military installations and nuclear facilities. Congress passed the Aviation and Transportation Security Act and integrated many U.S. security-related agencies, including the U.S. Transportation Security Administration, into the U.S. Department of Homeland Security. Under its directive from Congress, the U.S. Department of Homeland Security has since undertaken numerous initiatives to prevent terrorists from entering the country, hijacking airliners, and obtaining and trafficking in weapons of mass destruction and their components, to secure sensitive U.S. technologies and to identify and screen high-risk cargo before it is loaded onto airlines and ships, among others. These initiatives, known, for example, as the Customs-Trade Partnership Against Terrorism, the U.S. Transportation Security Administration's Air Cargo Screening Mandate and the U.S. Customs and Border Protection Container Security Initiative, have resulted in an increased demand for security and inspection products.

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

        Furthermore, the U.S. Department of Homeland Security's Science and Technology Directorate and Domestic Nuclear Detection Office have supported the development of new security inspection technologies and products. Our Security division participates in a number of such research and development efforts, including projects to develop new technologies for radiation and nuclear materials detection and aviation screening. The Science and Technology Directorate has also initiated programs for the development of technologies capable of protecting highways, railways and waterways from terrorist attack.

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

        Major projects recently installed or currently underway include installations at airports, ports and border crossings, government and military facilities and other locations in the United States and throughout the world. These projects contain various inspection product offerings. We anticipate that there may be growing demand from governments and commercial enterprises for increasingly sophisticated, turnkey and other security screening solutions.

        Our contracts with the U.S. Government are generally subject to renegotiation of profits and termination for convenience at the election of the Government. For the fiscal year ended June 30, 2016, our direct sales to the U.S. Government were approximately $57 million. Additionally, certain of our contracts with foreign governments contain provisions allowing the government to terminate a contract for convenience. For further discussion, please refer to "Item 1A. Risk Factors."

        Healthcare.    Healthcare has been, and we believe will continue to be, a growing sector throughout much of the world. Developing countries in Asia and Latin America are expected to continue to build healthcare infrastructure to serve expanding middle class populations. In developed countries, including the United States and Europe, an aging population and extended life expectancy is projected to fuel growth in healthcare for the foreseeable future.

        Notwithstanding this growth, many factors including stricter government requirements affecting staffing and accountability and shrinking reimbursements from health insurance organizations are forcing healthcare providers to do more with less. At the same time, recent advances enabling big data management and analysis as well as the widespread introduction of mobile devices into the healthcare environment, are creating an emerging demand for patient data acquisition and distribution. Our Healthcare division designs, manufactures and markets devices and software that respond to these demands, helping hospitals reduce costs and more fully utilize resources while maintaining or improving the quality of care their physicians and nurses are able to deliver.

        We are a global manufacturer and distributor of patient monitoring, diagnostic cardiology and clinical networking solutions for use in hospitals, medical clinics and physician offices. We design, manufacture and market patient monitoring solutions for critical, perinatal, sub-acute and perioperative care areas of the hospital, wired and wireless networks and ambulatory blood pressure monitors, all aimed at providing caregivers with timely patient information. Our diagnostic cardiology systems include Holter recorders and analyzers, ambulatory blood pressure monitors, electrocardiography (ECG) devices, stress event data management systems and related software and services.

        We are also a global manufacturer and distributor of anesthesia delivery systems, ventilators and vaporizers. We sell these products primarily to hospitals for use in operating rooms and anesthesia induction areas. We also sell subsystems and components, such as anesthesia vaporizers and ventilators, to pharmaceutical companies and other manufacturers of anesthesia delivery systems.

        Under the Primedic name, we are a global manufacturer and distributor of defibrillators outside the U.S. and Canada. We sell these products to emergency first responders and building managers for general use in hospitals and other facilities, and emergency vehicles.

        Optoelectronics and Manufacturing.    Our optoelectronic devices are used in a wide variety of applications for diversified markets including the aerospace and defense, avionics, medical imaging and diagnostics, biochemistry analysis, pharmaceutical, nanotechnology, telecommunications, construction and homeland security markets. Medical applications for our devices include diagnostic and imaging products, patient monitoring equipment, and glucose monitors. Aerospace and defense applications for our devices include satellite navigation sensors, laser guided munitions systems, range finders, weapons simulation systems, computer peripherals and other applications that require the conversion of optical signals into electronic signals. Homeland security applications for our devices include X-ray based and other detection systems. Our optoelectronic devices and value-added subsystems are also used in a wide variety of measurement control, monitoring and industrial applications and are key components in telecommunications technologies. We also offer electronics manufacturing services to our optoelectronics customers, as well as to our Security and Healthcare divisions. We offer full turnkey and printed circuit board assembly, cable and harness assembly, liquid crystal displays and box-build manufacturing services, in which we provide product design and development, supply chain management, and production manufacturing services.

        We believe that continued advances in technology and reductions in the cost of key components of optoelectronic systems, including computer processing power and memory, have broadened the market by enabling the use of optoelectronic devices in a greater number of applications. In addition, we see a trend among OEMs to increasingly outsource the design and manufacture of optoelectronic devices as well as value-added subsystems to fully-integrated, independent manufacturers, like us, that may have greater specialization, broader expertise and more flexibility to respond to short cycle times and quicker market expectations. We believe that our level of vertical integration, substantial engineering resources, expertise in the use and application of optoelectronic technology and low-cost international manufacturing operations enable us to compete effectively in the market for optoelectronic products and for electronics manufacturing services.

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

        Capitalizing on the Market for Security and Inspection Systems.    Attentiveness to terrorist and other security threats may continue to drive the market for security and inspection systems in transportation security and also at ports and border crossings, government installations, military facilities and public event venues. The trend toward increased screening of goods entering and departing from ports and borders has resulted, and may continue to result in, the growth in the market for cargo inspection systems and turnkey security screening services that are capable of screening shipping containers for contraband and assisting customs officials in the verification of shipping manifests. Package and cargo screening by freight forwarders, airlines and air cargo companies represents a growing sector, as regulations in the United States and Europe require such screening in certain circumstances. We intend to capitalize on opportunities to replace, service and upgrade existing security installations, and to offer turnkey security screening solutions in which we may construct, staff and/or operate on a long-term basis security screening checkpoints for our customers. Finally, we also intend to continue to develop new security and inspection technologies, such as our proprietary real time tomography products, and to enhance our current product and service offerings through internal research and development and selective acquisitions.

        Improving and Complementing Existing Medical Technologies.    We develop and market patient monitoring systems, diagnostic cardiology products, anesthesia delivery systems, ventilators and vaporizers, defibrillators, and associated supplies and accessories. We are able to market and sell many of our product offerings through shared sales channels and distribution networks. Our efforts to develop new products and improve our existing medical technologies are focused on the needs of care providers and their patients. Our efforts to improve existing diagnostic cardiology and anesthesia delivery technologies will also continue to concentrate on providing products that are flexible and intuitive to use so that clinicians can deliver accurate, precise, reliable and cost-effective care. We focus on enabling hospitals to leverage their IT infrastructure at a significant financial savings, providing actionable alarms at the bedside monitor and the central station.

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

        Acquiring New Technologies and Companies.    Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We have developed expertise in our various lines of business and other areas through internal research and development efforts, as well as through selective acquisitions. In addition to our pending acquisition of AS&E, we expect to continue to seek acquisition opportunities to broaden our technological expertise and capabilities, lower our manufacturing costs and facilitate our entry into new markets.

Products and Technology

        We design, develop, manufacture and sell products ranging from security and inspection systems to patient monitoring, cardiology and anesthesia systems to discrete optoelectronic devices and value-added subsystems.

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

        Many of our security and inspection systems include dual-energy X-ray technology with computer software enhanced imaging technology to facilitate the detection of materials such as explosives, weapons, narcotics, bulk currency or other contraband. While all X-ray systems produce a two-dimensional image of the contents of the inspected object, the dual-energy X-ray systems also measure the X-ray absorption of the inspected object's contents at two different X-ray energies to determine the atomic number, mass and other characteristics of the object's contents. The various organic and inorganic substances in the inspected object appear to operators of the inspection systems in various colors, and this visual information can be used to identify and differentiate the inspected materials. In addition, we offer dual-view X-ray screening systems, now available on many of our systems that allow operators to examine objects from two orthogonal positions simultaneously, thereby reducing the need for re-scanning of objects and improving the operator's ability to detect threats quickly and effectively. Our baggage and parcel inspection, cargo and vehicle inspection and hold (checked) baggage screening inspection systems range in size from compact mobile systems to large systems comprising entire buildings in which trucks, shipping containers or pallets are inspected. Many of our inspection systems are also designed to be upgradeable to respond to new customer requirements as they emerge or change.

        Our cargo and vehicle inspection applications, in which occupied vehicles, cars, trucks, shipping containers, pallets and other large objects can be inspected, are designed in various configurations, including fixed-site, gantry, relocatable, portal and mobile systems. These products are primarily used to verify the contents of cars, trucks or cargo containers and to detect the presence of contraband, including narcotics, weapons, explosives, radioactive and nuclear materials and other smuggled items. They offer significant improvements over past methods of cargo screening, such as manual searches, as our cargo systems are faster, more thorough and do not subject the cargo to pilferage. Entire shipping containers or trucks containing densely packed goods can be screened rapidly.

        Most of our cargo and vehicle inspection systems are based on high energy X-ray technology, in conjunction with digital imaging equipment, to non-intrusively inspect objects and present images to an inspector, showing shapes, sizes, locations and relative densities of the contents. We also manufacture passive radiation detection devices for detecting nuclear threat material utilizing their gamma and neutron signatures. Additionally, we have developed isotope specific identification algorithms. Many of these systems have been built to meet specific customer inspection requirements.

        Our Security division is among the only companies in the market offering inspection systems at energy levels ranging from 140 Kilo electron Volts (KeV) to 160 KeV, 180 KeV, 200 KeV, 320 KeV, 1 Mega electron Volt (MeV), 4.5 MeV, 6 MeV, and 9MeV. We believe that we offer one of the broadest technology platforms in the baggage and parcel and cargo and vehicle inspection systems industry. Our broad platform permits us to offer customers solutions, which optimize flexibility, performance and cost to meet the customer's unique application requirements.

        Our Security division also offers hold (checked) baggage screening systems that are utilized by airports, freight forwarders and other parties responsible for screening baggage and cargo before it is placed in the cargo hold of airplanes. Certain of our currently available systems utilize multiple, dual-energy X-ray beams to provide high-quality images and to enable algorithms that assist operators in the detection of explosives. Other systems utilize a very large number of distributed X-ray emitters that rapidly capture approximately 1,000 views of a bag and then utilize sophisticated software to reconstruct high resolution images. These systems are designed to meet the high-speed screening and analysis demands of regulators in the United States and European Union. They can be operated in stand-alone mode, where a single operator views the images produced by a single system, or can be networked, allowing operators stationed at a remote computer terminal to monitor multiple systems.

        Our Security division also offers people screening products, such as a line of "Metor" brand walk-through metal detector (WTMD) products for use at security checkpoints at airports, amusement parks, banks, courthouses, government buildings, sports arenas and other venues, and the Counterbomber line of suicide bomber detection products. We have also developed a high performance hand-held trace detection system providing portable light-weight detection of trace amounts of explosives as well as narcotics. This system is designed to be used in screening people, cargo, baggage and other items for illicit materials and weapons.

        The following table sets forth certain information related to the standard security and inspection products that we currently offer. We do, however, also customize our standard products to suit specific applications and customer requirements.

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	TECHNOLOGY	MARKET SEGMENT
Baggage and Parcel Inspection	Rapiscan 600 series X-ray systems	Dual-energy X-ray Single and multi-view configuration	Checkpoint inspection at airports, prisons, border crossings, government buildings, and postal facilities, critical infrastructure protection at power and chemical plants, water resource sites as well as air cargo screening

Cargo and Vehicle Inspection	Rapiscan Eagle	High energy X-ray	Occupied vehicle, cars, cargo, vehicle and rail car inspection at airports, border crossings and sea ports

Hold (Checked) Baggage Screening	Rapiscan MVXR 5000 Rapiscan RTT	Multi-view, dual energy X-ray explosive detection system (EDS) High-speed, stationary gantry computed tomography explosive detection system (EDS)	Baggage inspection with automatic explosive detection at airports and freight forwarding facilities

People Screening	Metor series metal detectors Rapiscan Secure 1000 Counterbomber	Electromagnetic induction Backscatter X-ray Radar and video tracking	Checkpoint inspection at airports, border crossings, military checkpoints, stadiums, prisons and government facilities

Radiation Detection	Rapiscan Radiation Monitors	Gamma and neutron detection of radioactive and nuclear material	Cargo, vehicle, rail car and people screening at airports, border crossings, military checkpoints, stadiums, prisons and government facilities

Trace Detection	Detectra	IMS based technology hand-held explosives and narcotics detection	Checkpoint inspection at airports, border crossings, military checkpoints, stadiums, prisons and government facilities

        Patient Monitoring, Diagnostic Cardiology, Anesthesia Systems and Defibrillators.    Our Healthcare division designs, manufactures and markets products globally to end users primarily under the "Spacelabs", "Primedic" and "Statcorp" trade names.

        Spacelabs products include patient monitors for use in perioperative, critical care and emergency care environments with neonatal, pediatric and adult patients. Our patient monitoring systems comprise monitors and central nursing stations connected by hardwired or wireless networks, as well as stand-alone monitors where the patient data can be transported physically from one monitor to another as the patient is moved. These systems enable hospital staff to access patient data where and when it is required. In addition, these products are designed with an "open architecture" to interact with hospital information systems. Many of these products allow clinicians to view and control various software applications on the patient monitor's display, eliminating the need for separate computer terminals in the patient's room. Attending nurses can check laboratory results and other reports, enter orders, review protocols and complete medical charting at the patient's bedside.

        For electrocardiograph monitoring or multiparameter monitoring of ambulatory patients, we offer a digital telemetry system. The system operates in government-protected bands, which are not used for private land mobile radio, business radio services or broadcast analog or digital television. Spacelabs Intesys® Clinical Suite (ICS) provides a software suite allowing hospitals to leverage their infrastructure to capture all data from the bedside, compact and telemetry monitors. Retrospective data formerly only found at a central station monitor is made available at any PC in the hospital.

        In the past few years, Spacelabs has introduced a number of new products, including the XPREZZON® patient monitor, followed shortly by the qube® compact monitor. The qube can be used in both bedside and transport applications. We also introduced a new telemetry transmitter, the AriaTele™, with subsequent product additions to enable the AritaTeleTM to broadcast on a number of specialized frequency bands that are prescribed for global healthcare use. Other recent product introduction were the Xhibit® Central Station, a scalable system providing clinicians the ability to remotely monitor up to 48 patients and the XprezzNetTM, a high resolution data integration for electronic medical records vendor Cerner, which provides unique patient to device association (P2DA). In June 2015, we introduced the XTR telemetry system. XTR provides a proprietary arrhythmia detection algorithm, which continuously analyzes and displays seven leads of ECG on Xhibit or in ICS clinical access.

        In 2016, we introduced two new software products designed to drive greater efficiency and accountability in the workflow of hospitals. Spacelabs TeleCom™ enables hospitals to connect, track, communicate and report on all patient monitoring. Positive patient-to-device association using a hospital's existing smartphones or roving workstations can help reduce errors related to patient safety and device management. Electronic tracking and recording of communications helps to eliminate the traditional reliance on faxing, scanning, printing and storing of paper records to document caregiver communications. Spacelabs SafeNSound™ can help hospitals meet the Joint Commission's National Patient Safety Goals related to alarm reporting and alarm fatigue management. Both Spacelabs TeleCom and Spacelabs SafeNSound feature detailed reports that can assist in compliance and audits.

        Our Healthcare division also develops cardiac diagnostic systems, including Holter analyzers and recorders. Our PathfinderSL analysis tool provides simple, actionable Holter reports to any PC, inside or outside the hospital. Our evo® Holter recorders provide low cost of ownership through, for example, the elimination of disposable batteries, memory cards with no moving parts to maintain and other advances. Our Lifecard CF Holter recorders are worn by patients for up to seven days in order to capture heart arrhythmias that may occur in a patient only a few times per week. This product is especially helpful in identifying the presence of atrial fibrillation. Patients that may be experiencing even less frequent heart arrhythmias wear our CardioCall product, which stays with the patient over several weeks and transmits its findings over the phone to a receiving station in the hospital. Our Cambridge Heart HearTwave II® Stress Testing System product provides vital information during an exercise stress test using the optional Microvolt T-Wave™ Alternans test that is designed to help identify patients at risk of sudden cardiac death.

        We are also a supplier of ambulatory blood pressure (ABP) monitors which are routinely used by physicians around the world and by clinical research organizations. Many physicians are using ambulatory blood pressure monitoring to detect "white coat" hypertension, a condition in which people experience elevated blood pressure in the doctor's office but not in their daily lives. Ambulatory blood pressure monitoring helps improve diagnostic accuracy and minimize the associated costs of treatment. In 2014, we introduced the OnTrak ambulatory blood pressure system. This system provides the first ambulatory blood pressure monitor to be validated for both pediatric and adult patient types and includes the capability to measure activity correlation with non-invasive blood pressure readings.

        We also provide the Sentinel Cardiology Information Management System, which integrates data from Spacelabs-branded products into a central enterprise-wide database system that can be accessed by care providers and medical facility administrators thereby providing enhanced workflow and efficiencies. In 2015, we introduced a thin client version of Sentinel that enables clinicians to easily interact with remote, centralized databases using their standard browser on PCs, tablets and cell phones. Sentinel 10 supports a zero IT deployment model with smart applets downloaded to user PC devices on demand, simplifying roll-out and maintenance from an IT perspective.

        Our anesthesia delivery and ventilation group designs and manufactures anesthesia delivery systems, vaporizers and ventilators. The ARKON Anesthesia System is a high-performance anesthesia delivery system that offers functionality, comfort and control. This anesthesia delivery system can be expanded to enable a wide-angle view of the clinical setting so the clinician can face the patient, as well as other clinical advancements. The ARKON complements our BleaseSirius, BleaseFocus and BleaseGenius anesthesia delivery systems. With this broad portfolio of anesthesia systems, we can provide flexible anesthesia solutions for operating room environments, anesthesia induction areas, day surgery centers, magnetic resonance imaging facilities and other locations where the administration of anesthesia is required. Our BleaseDatum anesthesia vaporizers and Blease 700/900 anesthesia ventilators are also designed to be compatible with the anesthesia delivery systems of several other manufacturers.

        Our defibrillator products are distributed under the Primedic brand name. The HeartSave One products are for use by public first responders, while the HeartSave 6/6S and DefiMonitor products are for use by medical personnel.

        Many of the capital-intensive products that Spacelabs sells have supplies and accessories associated with them that can represent annuity revenue opportunities. Recognizing this, we integrated Statcorp Medical, which manufactures blood pressure cuffs and rapid infusor bags, into Spacelabs. Statcorp Medical has recently introduced bariatric cuffs providing improved blood pressure measurements from patients with larger arms, as well as patient cables that allow transition between different devices without the need to recable.

        The following table sets forth a description of the more significant healthcare products that we currently offer:

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	MARKET SEGMENT
Patient Monitoring and Connectivity	XPREZZON qube Ultraview DM3 Dual Monitor Intesys Clinical Suite G2 ICS Xprezz XprezzNet Flexports Sonicaid Fetal Monitor Xhibit élance AriaTele Spacelabs TeleCom Spacelabs SafeNSound	Hospital care areas, outpatient surgery centers and physician offices

Diagnostic Cardiology	Ambulatory blood pressure monitors (various)
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

        In addition to the manufacture of standard and OEM products, we also specialize in designing and manufacturing customized value-added subsystems for use in a wide range of products and equipment. An optoelectronic subsystem typically consists of one or more optoelectronic devices that are combined with other electronic components and packaging for use in an end product. The composition of a subsystem can range from a simple assembly of various optoelectronic devices that are incorporated into other subsystems (for example, a printed circuit board containing our optoelectronic devices) to complete end-products (for example, pulse oximetry equipment).

        We also provide electronics design and manufacturing services both in North America, the United Kingdom and in the Asia Pacific region with enhanced, RoHS-compliant, printed circuit board and cable and harness assemblies and box-build manufacturing services utilizing state-of-the-art automated surface mount technology lines. We offer electronics manufacturing services to OEM customers and end users for medical, automotive, defense, aerospace, industrial and skin care applications that do not utilize optoelectronic devices. We also manufacture LCD displays for medical, industrial and consumer electronics applications, and flex curcuits and touch panels for OEM customers at the prototype stage. Our electronics manufacturing services are provided primarily under the "OSI Electronics," "APlus Products," "Briton EMS," "Union Four" and "Altaflex" trade names.

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
UV and XUV
Linear and 2-D Arrays X-Ray Photodetectors
Position Sensitive Devices
Optical Switches
Silicon and InGaAs Telecom Devices
Solid State Laser Diodes
	Laser Scanners (AS600 through AS800 Series)	Medical diagnostics instrumentation and analytical chemistry, oximetry and blood chemistry, barcode readers, security scanners and inspection systems, lidar and laser range finder, OTDR and test and measurement instruments, laser guided munitions, weapon simulation systems, aircraft gyro navigation sensors, satellite sun acquisition sensors, electronic toll collection (ETC) and toll and traffic management systems and laser scanners.

Medical Devices and Accessories	Oximetry Sensors and Accessories	Medical devices and instrumentation

Toll and Traffic Management Systems, Laser Scanners		Laser based scanners and ETC hardware and software

Markets, Customers and Applications

        Security and Inspection Products.    Many security and inspection products were developed in response to civilian airline hijackings. Consequently, a significant portion of our security and inspection products have been and continue to be sold for use at airports. Our security and inspection products are also used for security purposes at locations in addition to airports, such as border crossings, shipping ports, military and other government installations, freight forwarding facilities, high-profile locations such as U.K. House of Parliament, Buckingham Palace, the Kremlin and the Vatican and for high-profile events such as the Olympic Games. Furthermore, as terrorist attacks continue to occur, overall transportation and travel industry demands have increased, resulting in heightened attention for our security and inspection products. We also provide turnkey security screening solutions, which can include the construction, staffing and long-term operation of security screening locations for our customers.

        Our customers include, among many others, the U.S. Customs and Border Protection, U.S. Department of Defense, U.S. Transportation Security Administration and Federal Bureau of Prisons in the United States, as well as Her Majesty's Revenue and Customs and Manchester Airport Group in the United Kingdom, Aeroporto Di Paris, Aeroporto De Roma, the Servicio de Administración Tributaria in México, Chek Lap Kok Airport in Hong Kong and Ben Gurion International Airport in Israel, DHL, and United Parcel Service.

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

        We have sold products to organizations such as Eisenhower Medical Center in Rancho Mirage, California, Spartanburg Regional Medical Center in Spartanburg, South Carolina, LSU Medical Center in Shreveport, Louisiana, the Kingston Hospital NHS Foundation Trust in the United Kingdom, Centre Hospitalier Saint Joseph—Saint Luc and CHU Bordeaux—Hôpital Pellegrin in France, among many other organizations. We have also sold the products through various group purchasing organizations, including Vizient, Inc., Healthtrust Purchasing Group, L.P., MedAssets Supply Chain Systems, LLC, and Premier, Inc., among others.

        Optoelectronic Devices and Electronics Manufacturing Services.    Our optoelectronic devices and the electronics we manufacture are used in a broad range of products by a variety of customers. For example, they are utilized by customers in the following market segments: defense, aerospace and avionics; analytical and medical imaging; healthcare; telecommunications; homeland security; barcode scanners; toll and traffic management; and automotive diagnostic systems. Major customers in these segments include Apple, Tesla, Google, Raytheon, Honeywell, UTC Aerospace Systems, Northrop Grumman, Medtronic, Smiths Medical, Conmed Corporation, Draeger Medical, Beckman Coulter, FireEye, United Technologies, Draeger Safety, Pacific Bioscience Laboratories, Vislink, Assa Aboy and Trakka, among others.

Marketing, Sales and Service

        We market and sell our security and inspection products and turnkey security screening solutions globally through a direct sales and marketing staff located North America, Latin America, Europe, Middle East, Africa, Asia and Australia, in addition to an expansive global network of independent distributors. This sales staff is supported by a service organization located in the same regions, as well as a global network of independent distributors. We also support these sales and customer relations efforts by providing operator training, computerized training and testing equipment, in-country service support, software upgrades and service training for customer technicians.

        We market and sell our patient monitoring, diagnostic cardiology, anesthesia systems and defibrillators globally through a direct sales and marketing staff located in North America, Latin America, Europe and Asia, in addition to a global network of independent distributors. We also support these sales and customer service efforts by providing operator in-service training, comprehensive interactive eLearning for all monitoring products, software updates and upgrades and service training for customer biomedical staff and distributors. We also provide IT specialists and clinical specialists to provide support both before and after product sale.

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

        We consider our maintenance service operations to be an important element of our business. After the expiration of our standard product warranty periods, we are sometimes engaged by our customers to provide maintenance services for our security and inspection products through annual maintenance contracts. In addition, we believe that our expertise in installing, maintaining and operating our security inspection products is an important factor for customers that are considering engaging us to provide turnkey security screening solutions. We provide a variety of service and support options for our healthcare customers, including complete hospital on-site repair and maintenance service and telephone support, parts exchange programs for customers with the internal expertise to perform a portion of their own service needs and a depot repair center at our division headquarters. We believe that our international maintenance service capabilities allow us to be competitive in selling our security and inspection systems as well as our patient monitoring, diagnostic cardiology and anesthesia systems. Furthermore, we believe that as the installed base of both our security and inspection systems and patient monitoring, diagnostic cardiology and anesthesia systems increases, revenues generated from such annual maintenance service contracts and from the sale of replacement parts will increase.

Research and Development

        Our security and inspection systems are primarily designed at our facilities in the United States and internationally in the United Kingdom, Finland and India. These products include mechanical, electrical, analog and digital electronics, software subsystems and algorithms, which are all designed by us. In addition to product design, we provide system integration services to integrate our products into turnkey systems at the customer site. We support cooperative research projects with government agencies and provide contract research for government agencies.

        Our patient monitoring, diagnostic cardiology, anesthesia delivery and defibrillator products are primarily designed at our facilities in the United States and internationally in China, Germany and the United Kingdom. These products include software, networking, connectivity, mechanical, electrical, digital electronic and software subsystems, most of which are designed by us. We are also currently involved, both in the United States and internationally, in several research projects aimed at improving our medical systems and at expanding our current product lines.

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

        In addition to close collaboration with our customers in the design and development of our current products, we maintain an active program for the development and introduction of new products, enhancements and improvements to our existing products, including the implementation of new applications of our technology. We seek to further enhance our research and development program and consider such program to be an important element of our business and operations. As of June 30, 2016, we engaged approximately 421 full-time engineers, technicians and support staff. Our research and development expenses were $44.8 million in fiscal 2014, $51.6 million in fiscal 2015 and $49.8 million in fiscal 2016. We intend to continue to invest in our research and development efforts in the future.

Manufacturing and Materials

        We currently manufacture our security and inspection systems domestically in California, Colorado, Virginia and North Carolina, and internationally in Malaysia and the United Kingdom. We currently manufacture our patient monitoring, diagnostic cardiology, anesthesia systems, defibrillators and related supplies and accessories domestically in Washington and internationally in China and Germany. We outsource manufacturing of certain of our diagnostic cardiology supplies and accessories. We currently manufacture our optoelectronic devices and provide electronics manufacturing services domestically in California and New Jersey, and internationally in India, Indonesia, Malaysia, the United Kingdom and Singapore. Most of our high volume, labor intensive manufacturing and assembly activities are performed at our facilities in India, Indonesia and Malaysia. Since many of our customers are located in the United States, Europe and Asia, our ability to manufacture products in these markets and provide follow-on service from offices located in these regions is an important component of our global strategy.

        Our global manufacturing organization has expertise in optoelectronic, microelectronic and integrated electronics for industrial and automation, medical, aerospace and defense industry applications. Our manufacturing includes silicon wafer processing and fabrication, optoelectronic device assembly and screening, thin and thick film microelectronic hybrid assemblies, surface mounted and thru-hole printed circuit board electronic assemblies and electronics services, including complete turnkey and box-build manufacturing, and flex circuitry. We outsource certain manufacturing operations, including certain sheet metal fabrication and plastic components.

        The principal raw materials and subcomponents used in producing our security and inspection systems consist of X-ray generators, linear accelerators, radioactive isotopes, detectors, data acquisition and computer systems, conveyance systems and miscellaneous mechanical and electrical components. A large portion of the optoelectronic devices, subsystems and circuit card assemblies used in our inspection and detection systems are manufactured in-house. The majority of our X-ray generators, linear accelerators, radioactive isotopes and conveyance systems used in our cargo and vehicle inspection systems are purchased from unaffiliated third party providers.

        The principal raw materials and subcomponents used in producing our patient monitoring, diagnostic cardiology and anesthesia systems and related supplies and accessories consist of printed circuit boards, housings, mechanical assemblies, pneumatic devices, touch screens, medical grade displays, cables, filters, textiles, fabric, gauges, fittings, tubing and packaging materials. We purchase certain devices, including computers, peripheral accessories and remote displays, from unaffiliated third party providers.

        The principal raw materials and subcomponents used in producing our optoelectronic devices and electronic subsystems consist of silicon wafers, electronic components, light emitting diodes, scintillation crystals, passive optical components, printed circuit boards and packaging materials. The silicon- based optoelectronic devices manufactured by us are critical components in most of our products and subsystems. We purchase silicon wafers and other electronic components from unaffiliated third party providers.

        For cost, quality control and efficiency reasons, at times we purchase raw materials and subcomponents only from single vendors with whom we have ongoing relationships. We do, however, qualify second sources for many of our raw materials and critical components. We purchase the materials pursuant to purchase orders placed from time to time in the ordinary course of business. Although to date none of our divisions has experienced any significant shortages or material delays in obtaining any of its raw materials or subcomponents, it is possible that we may face such shortages or delays in one or more materials in the future.

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

        Patents.    We possess rights to a number of U.S. and foreign patents relating to various aspects of our security and inspection products, healthcare products and optoelectronic devices and subsystems. Our current patents will expire at various times between 2016 and 2035. However, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity or enforceability, or may be found to not be infringed by any third parties. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

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

        We believe that our trademarks and tradenames, patents and licenses are important to our business. The loss of some of our trademarks, patents or licenses might have a negative impact on our financial results and operations. Nevertheless, with the exception of the loss of either the Spacelabs® or Rapiscan® trademarks, the impact of the loss of any single trademark, patent or license would not likely have a material adverse effect on our business. As of

June 30, 2016, the Spacelabs brand is protected by both pending and registered trademarks in 29 countries; and the Rapiscan brand is protected by both pending and registered trademarks in 19 countries.

Regulation of Medical Devices

        The patient monitoring, diagnostic cardiology and anesthesia systems we manufacture and market are subject to regulation by numerous government agencies, principally the U.S. Food and Drug Administration (FDA), and by other federal, state, local and foreign authorities. These systems are also subject to various U.S. and foreign electrical safety standards. Our medical device product candidates must undergo an extensive government regulatory clearance or approval process prior to sale in the United States and other countries, and the lengthy process of clinical development and submissions for approvals, as well as the continuing need for compliance with applicable laws and regulations, require the expenditure of substantial resources.

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

        FDA clearance or approval, when granted, may entail limitations on the indicated uses for which a product may be marketed, and such product approvals, once granted, may be withdrawn if problems occur after initial marketing. Manufacturers of FDA-regulated products are subject to pervasive and continuing governmental regulation, including, but not limited to, the registration and listing regulation, which requires manufacturers to register all manufacturing facilities and list all medical devices placed into commercial distribution; the QSR, which requires manufacturers, including third party manufacturers, to follow elaborate design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during the manufacturing process; labeling regulations and unique device identification requirements; advertising and promotion requirements; restrictions on sale, distribution or use of a device; PMA annual reporting requirements; the FDA's general prohibition against promoting products for unapproved or "off-label" uses; the Medical Device Reporting (MDR) regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur; medical device correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death; an order of repair, replacement or refund; device tracking requirements; and post-approval study and post-market surveillance requirements. The FDA has also established a Unique Device Identification ("UDI") system that will be phased in over several years. The UDI system requires manufacturers to mark certain medical devices distributed in the United States with unique device identifiers.

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

        Foreign Regulation.    We are also subject to regulation in the foreign countries in which we manufacture and market our patient monitoring, diagnostic cardiology and anesthesia systems. For example, the commercialization of medical devices in the European Union is regulated under a system that presently requires all medical devices sold in the European Union to bear the CE mark—an international symbol of adherence to quality assurance standards. Our manufacturing facilities in Hawthorne, California; Snoqualmie, Washington; Rottweil, Germany, Johor Bahru, Malaysia; Batam, Indonesia; Hyderabad, India; and Suzhou, China are all certified to the International Organization for Standardization's ISO 13485 standard for medical device quality management systems. Our Hawthorne, California, Snoqualmie, Washington and Rottweil, Germany facilities are also certified to the requirements of Annex II, section 3 of the Directive 93/42/EEC on Medical Devices, which allows them to self-certify that manufactured products can bear the CE mark. Further, the implementation of the Restriction of Hazardous Substance Directive ("ROHS") requires that medical devices shipped into the European Union eliminate targeted ROHS substances effective July 23, 2014.

        Coverage and Reimbursement.    Government and private sector initiatives to limit the growth of healthcare costs, including price regulation and competitive pricing, coverage and payment policies, comparative effectiveness therapies, technology assessments and managed care arrangements, are continuing in many countries where we do business, including the United States, Europe and Asia. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. In addition, because there is generally no separate reimbursement from third-party payers to our customers for many of our products, the additional costs associated with the use of our products can impact the profit margin of our customers. Accordingly, these various initiatives have created increased price sensitivity over healthcare products generally and may impact demand for our products and technologies.

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

        In 2010, significant reforms to the healthcare system were adopted as law in the United States. Among other things, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which we refer to collectively as the Affordable Care Act, requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices, which went into effect in 2013. The Consolidated Appropriations Act, 2016, signed into law in December 2015, includes a two-year moratorium (January 1, 2016 - December 31, 2017) on the excise tax. It is not clear at this time whether the moratorium will be extended, or what the full impact of the Affordable Care Act will be.

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

        The HIPAA provisions also created federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statutes or specific intent to violate them in order to have committed a violation. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payer, in addition to items and services reimbursed under Medicaid and other state programs.

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

        We believe that, except to an extent that would not have a material adverse effect on our business, financial condition or results of operations, we are currently in compliance with all environmental regulations in connection with our manufacturing operations, and that we have obtained all environmental permits necessary to conduct our business. The amount of hazardous substances used, and hazardous wastes generated, by us may increase in the future depending on changes in our operations. To ensure compliance and practice proper due diligence, we conduct appropriate environmental audits and investigations at our manufacturing facilities in North America, Asia Pacific, and Europe, and, to the extent practicable, on all new properties. Our manufacturing facilities conduct regular internal audits to ensure proper environmental permits and controls are in place to meet changes in operations. Third-party investigations address matters related to current and former occupants and operations, historical land use, and regulatory oversight and status of associated properties and/or operations (including surrounding properties). The purpose of these studies is to identify, as of the date of such report, potential areas of environmental concern related to past and present activities or from nearby operations. The scope and extent of each investigation is dependent upon the size and complexity of the property and/or operation and on recommendations by independent environmental consultants.

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

        In the security and inspection market, competition is based primarily on factors such as product performance, functionality and quality, government regulatory approvals and qualifications, the overall cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence and breadth of sales and service organization. We believe that our principal competitors in the market for security and inspection products are Smiths Detection; L-3 Communications—Security and Detection Systems division; American Science and Engineering; Morpho Detection; Leidos; CEIA; Gilardoni, Nuctech and Astrophysics. Competition could result in price reductions, reduced margins and loss of market share. Although our competitors offer products in competition with one or more of our products, we can supply a variety of system types and offer among the widest array of solutions available from a single supplier. This variety of technologies also permits us to offer unique hybrid systems to our customers that utilize two or more of these technologies, thereby optimizing flexibility, performance and cost to meet the customer's unique application requirements.

        In the patient monitoring, diagnostic cardiology, anesthesia systems delivery and defibrillator market, competition is also based on a variety of factors including product performance, functionality, value and breadth of sales and service organization. We believe that our principal competitors in the market for patient monitoring, diagnostic cardiology, anesthesia systems and related supplies are Philips Healthcare; GE Healthcare; Mindray Medical; Mortara Instrument; Dräger Medical; Nihon Kohden; Penlon, Maquet and Welch Allyn. We believe that our principal competitors in the market for our defibrillator products are Koninklijke Philips N.V., Zoll Medical Corporation, Physio-Control, Inc. and Cardiac Science. Competition could result in price reductions, reduced margins and loss of our market share. We believe that our patient monitoring products are easier to use than the products of many of our competitors because we offer a consistent user interface throughout many of our product lines. We also believe that the capability of our monitoring systems to connect together, and to the hospital IT infrastructure, is a key competitive advantage. Further, while some of our competitors are also beginning to introduce portal technology, which allows remote access to data from the bedside monitor, central station or other point of care, we believe that our competing technologies bring valuable, instant access to labs, radiology and charting at the point of care. Additionally, our defibrillator products have the ability to control the amount of current administered to a patient, which sets our products apart from a number of competitive products.

        In the markets in which we compete to provide optoelectronic devices and electronics manufacturing services, competition is based primarily on such factors as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and the ability to provide fully integrated services from application development and design through production. We believe that our major competitors in the optoelectronic device markets where we provide products and services are Hamamatsu Photonics, First Sensor and Excelitas Technologies. Because we specialize in custom subsystems requiring a high degree of engineering expertise, we believe that we generally do not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components. Competition in the extensive electronic manufacturing services market ranges from multinational corporations with sales in excess of several billions of dollars, to large regional competitors and to small local assembly companies. In our experience, the OEM customers to whom we provide such services prefer to engage companies that offer both local and lower-cost off-shore facilities. We believe that our primary domestic competitors for these services are Flextronics, Benchmark Electronics, Plexus, Qual Pro, ESC and Express Manufacturing Inc. In the United Kingdom, our primary competitors are STI Limited, AsteelFlash and other regional companies. In addition, our high-volume, low-cost contract manufacturing locations in Southeast Asia compete with other manufacturers in the same region.

Backlog

        We currently measure our backlog as quantifiable purchase orders or contracts that have been signed, for which revenues are expected to be recognized within the next five years. In instances where we are not able to estimate the value of a purchase order or contract they are not included in backlog.

        We ship most of our baggage and parcel inspection, people screening, patient monitoring, diagnostic cardiology and anesthesia systems and optoelectronic devices and value-added subsystems within one to several months after receiving an order. However, such shipments may be delayed for a variety of reasons, including any special design or requirements of the customer. In addition, large orders of security and inspection products typically require greater lead-times. Fulfillment of orders of our Rapiscan RTT hold (checked) baggage screening equipment generally requires longer lead times. Further, we provide turnkey screening services to certain customers for which we may recognize revenue over multi-year periods.

        Certain of our cargo and vehicle inspection systems may require up to a year of lead-time. We have experienced some significant shipping delays associated with our cargo and vehicle inspection systems. Such delays can occur for many reasons, including: (i) additional time necessary to coordinate and conduct factory inspections with the customer before shipment; (ii) a customer's need to engage in time-consuming special site preparation to accommodate the system, over which we have no control or responsibility; (iii) additional fine tuning of such systems once they are installed; (iv) design or specification changes by the customer; (v) time needed to obtain export licenses and/or letters of credit; and (vi) delays originating from other contractors on the project.

        As of June 30, 2016, our consolidated backlog totaled approximately $623 million, compared to approximately $638 million as of June 30, 2015. Approximately $163 million of our backlog as of June 30, 2016 is not reasonably expected to be fulfilled in fiscal year 2017. This backlog includes the large turnkey security screening program in Mexico that we were awarded in fiscal 2012. As the revenue generated from this program is recognized, the corresponding backlog decreases. Sales orders underlying our backlog are firm orders; although, from time to time we may agree to permit a customer to cancel an order or an order may be cancelled for other reasons. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and cannot be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

        As of June 30, 2016, we employed approximately 5,847 people, of whom 3,287 were employed in manufacturing, 421 were employed in engineering or research and development, 543 were employed in administration, 376 were employed in sales and marketing and 1,220 were employed in service capacities. Of the total employees, 2,064 were employed in the Americas, 2,964 were employed in Asia and 819 were employed in Europe. Many of our employees in Europe have statutory collective bargaining rights. We have never experienced a work stoppage or strike, and management believes that our relations with our employees are good.

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

        Our internet address is: http://www.osi-systems.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of this annual report on Form 10-K or any other report or document we file with or furnish to the Securities and Exchange Commission. We make available, free of charge through our internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and reports filed pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. Also available on our website free of charge are our Corporate Governance Guidelines, the Charters of our Nominating and Governance, Audit, Compensation and Executive Committees of our Board of Directors and our Code of Ethics and Conduct (which applies to all Directors and employees, including our principal executive officer, principal financial officer and principal accounting officer). A copy of this annual report on Form 10-K is available without charge upon written request addressed to: c/o Secretary, OSI Systems, Inc., 12525 Chadron Avenue, Hawthorne, CA 90250 or by calling telephone number (310) 978-0516.

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

        The September 11, 2001 terrorist attacks and subsequent attacks in other locations worldwide have created increased interest in our security and inspection systems and service offerings. However, we are not certain whether the level of demand will continue to be as high as it is now. We do not know what solutions will continue to be adopted by the U.S. Department of Homeland Security, the U.S. Department of Defense, and similar agencies in other countries and whether our products will be a part of those solutions. Additionally, should our products and services be considered as a part of future security solutions, it is unclear what the demand for our products and services may be and how quickly funding to purchase our products and services may be made available. These factors may adversely impact us and create unpredictability in revenues and operating results.

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

        In addition, there are also many other factors beyond our control that could lead to liability claims should an act of terrorism occur. Past terrorism attacks in the U.S. and in other locations worldwide and the potential for future attacks have caused commercial insurance for such threats to become extremely difficult to obtain. Although we have been able to obtain insurance coverage, it is likely that, should we be found liable following a major act of terrorism, the insurance we currently have in place would not fully cover the claims for damages.

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

             If we are unable to sustain high-quality processes for the manufacture and delivery of goods and services, our reputation could be harmed, our competitive advantage could erode and we could incur significant costs.

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

        U.S. Government agencies and some other agencies with which we contract can terminate their contracts with us for convenience, and in that event we generally may recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If an agency terminates a contract with us for default, we may be denied any recovery and may be liable for excess costs incurred by the agency in procuring undelivered items from an alternative source. We may receive notices under such contracts that, if not addressed to the agency's satisfaction, could give the agency the right to terminate those contracts for default or to cease procuring our services under those contracts. The U.S. Government or regulatory agencies may initiate civil False Claims Act litigation against us based on allegations related to our performance of contracts for the U.S. Government, which can be expensive to defend and if found liable can result in treble damages and significant civil penalties. The U.S. Government may also initiate administrative proceedings that, if resulting in an adverse finding against us or our subsidiaries as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in our company or our subsidiaries being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges and, if satisfying the requisite level of seriousness, in our debarment from contracting with the U.S. Government for a specified term as well as being subject to other remedies available to the U.S. Government.

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

        Further, we are generating revenues from certain customers, the loss of which could have a material adverse effect on our business. In particular, in fiscal 2012, we entered into a six-year contract with the Mexican government to provide a turnkey security screening solution at various locations throughout the country. This project is expected to provide significant revenues over the life of the contract. The termination, non-renewal or reduction in scope of this contract, even if for reasons unrelated to the quality of our products or services, could therefore have a more wide-spread and potentially material adverse effect on our business, financial condition and results of operations, including, but not limited to, impairment of capital assets purchased or manufactured specifically for this contract.

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

             U.S and foreign budget control provisions could reduce government spending, which could adversely impact our revenues, earnings, cash flows and financial condition.

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

        Certain of our projects require the expenditure of substantial management and financial resources in anticipation of future revenue generation. For example, in 2012, we entered into a substantial six-year contract with the Mexican government to provide a turnkey security screening solution at various sites throughout Mexico, which required substantial expenditures for capital equipment and infrastructure. Although to date we have generated revenues from this project, if we fail to perform and thus don't receive continued revenues over the remaining life of the project after expending such resources, such failure could have a material adverse effect on our business, financial condition and results of operations. We anticipate that future contracts for turnkey security screening solutions in other territories could also require the outlay and management of substantial financial resources for capital equipment and infrastructure.

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

        Because of long lead times and specialized product designs, in certain cases we purchase components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for our products, inadequate or inaccurate forecasts, or other issues that might impact production planning, our customers might not purchase all the products that we have manufactured or for which we have purchased components. In any such event, we would attempt to recoup material and manufacturing costs by means such as returning components to our vendors, disposing of excess inventory through other channels, or requiring our OEM customers to purchase or otherwise compensate us for such excess inventory. However, some of our significant customer agreements do not give us the ability to require our OEM customers to do this. To the extent that we are unsuccessful in recouping our material and manufacturing costs, this could adversely affect our ability to fulfill customer orders and therefore could ultimately have a material adverse effect on our business, financial condition and results of operations. In addition, because of the complex customer acceptance criteria associated with some of our products, on some occasions, products whose title has passed to our customers are still included in our inventory until revenue recognition criteria is met. As a result, inventory levels may be inflated from time to time.

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

  •
  lacking the experience necessary to enter into new product or technology markets successfully; and

  •
  difficulty in integrating financial reporting systems and implementing controls, procedures and policies, including disclosure controls and procedures and internal control over financial reporting, appropriate for public companies of our size at companies that, prior the acquisition, had lacked such controls, procedures and policies.

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

        In fiscal 2014, 2015 and 2016 revenues from shipments made to customers outside of the United States accounted for approximately 61%, 57% and 64% of our revenues, respectively. Since we sell certain of our products and services worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, and therefore employees, suppliers, real property, capital equipment, cash and other assets are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including without limitation:

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

  •
  changes in a foreign government's budget, leadership and national priorities;

  •
  increased legal risks arising from differing legal systems; and

  •
  compliance with export control and anticorruption legislation, including but not limited to, the Foreign Corrupt Practices Act and UK Bribery Act and International Traffic in Arms Regulations.

  •
  On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as "Brexit". There is substantial uncertainty surrounding the Brexit vote and any impact of Brexit depends on the terms of the UK's withdrawal from the EU, which still need to be determined and could take several years to accomplish. The UK's withdrawal from the EU could result in a global economic downturn, which could depress the demand for our products and services. The UK also could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members, depressing trade between the UK and other countries, which would negatively impact our international operations. Additionally, we may face new regulations regarding trade, security and employees, among others in the UK. Compliance with such regulations could be costly, negatively impacting our business, results of operations and financial condition.

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

  •
  differing protection of intellectual property and changes in that protection; and

  •
  differing import and export requirements and changes to those requirements.

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

        All third-party payers, whether governmental or commercial, whether inside the United States or outside, are developing increasingly sophisticated methods of controlling healthcare costs. These cost-control methods also potentially limit the amount that healthcare providers may be willing to pay for medical devices. In the United States, hospital and other healthcare provider customers, including physicians and ambulatory surgery centers, that purchase our products typically bill various third-party payers to cover all or a portion of the costs and fees associated with the procedures or tests in which our products are used and bill patients for any deductibles or co-payments. Because there is often no separate reimbursement for our products, any decline in the amount payers are willing to reimburse our customers for the procedures and tests associated with our products could make it difficult for customers to continue using, or adopt, our products and create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business.

        There have been, and we expect there will continue to be, a number of legislative and regulatory proposals to change the healthcare system, and some could involve changes that could significantly affect the ways in which doctors, hospitals, healthcare systems and health insurance companies are compensated for the services they provide, which could have a material impact on our business. For example, the Affordable Care Act includes a 2.3% excise tax on U.S. sales of a wide range of medical devices. The excise tax became effective in 2013 and increased our costs. Although the Consolidated Appropriations Act, 2016, signed into law in December 2015, includes a two-year moratorium (January 1, 2016 - December 31, 2017) on the medical device excise tax, it is not clear at this time whether the moratorium will be extended. Nor is it clear at this time to what extent the Affordable Care Act may impact the ability of hospitals and hospital networks to purchase the patient monitoring, diagnostic cardiology and anesthesia systems that we sell or if it will alter market-based incentives that hospitals and hospital networks currently face to continually improve, upgrade and expand their use of such equipment.

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

             We must continually monitor the performance of our products once approved and marketed for signs that their use may elicit serious and unexpected adverse effects. Any recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products that leads to corrective actions, could have a material adverse impact on us.

        Although we believe that existing data continue to support the efficacy and safety of our patient monitoring, cardiology, anesthesia systems and defibrillator products, in the future, longer term study outcomes could demonstrate conflicting clinical effectiveness, a reduction of effectiveness, no clinical effectiveness or longer term safety issues. This type of differing data could have a detrimental effect on the market penetration and usage of our medical device products. As a result, our sales may decline or expected growth would be negatively impacted. This could negatively impact our operating condition and financial results.

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

        Depending on the corrective action we take to redress a product's deficiencies or defects, the FDA or applicable foreign regulatory authority may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, civil penalties or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face material adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future.

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

        Although we do not provide healthcare services, submit claims for third-party reimbursement or receive payments directly from Medicare, Medicaid or other third-party payers for our product, we are subject to healthcare fraud and abuse regulation and enforcement by federal and state governments, which could significantly impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:

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

  •
  federal "Sunshine Act" requirements imposed by the Affordable Care Act, on device manufacturers regarding any "payment or other transfer of value" to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for "knowing failures") for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission; and

  •
  state and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require device companies to comply with the industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug and device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA/HITECH, thus complicating compliance efforts.

        The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, recent health care reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them to have committed a violation. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

        Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of our Company's and our customers', suppliers' and third-party service providers' products, systems and networks and the confidentiality, availability and integrity of our and our customers' data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, we remain potentially vulnerable to additional known or unknown threats. We also have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness and remediation or increased protection costs, and could subject us to fines, damages, litigation and enforcement actions.

             We may experience difficulties implementing our new global enterprise resource planning system.

        We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to accurately maintain our books and records and provide information important to the operation of our business to our management team. Our ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we have invested significant resources in planning and project management, significant implementation issues may arise.

             We receive significant amounts of research and development funding for our security and inspection systems from government grants and contracts, but we may not receive comparable levels of funding in the future.

        The U.S. Government currently plays an important role in funding the development of certain of our security and inspection systems and sponsoring their deployment at airports, ports, military installations and border crossings. However, in the future, additional research and development funds from the government may not be available to us. If the government does not sponsor our technologies in the future, we may have to expend more resources on product development or cease development of certain technologies, which could adversely affect our business. Government funded research and development also presents risks associated with government contracting in general that are described elsewhere in our risk factors. Government agencies can generally terminate their contracts for convenience, and if we fail to meet the goals of government funded research and development, there is a risk that the government agency may terminate our contracts for default. In addition, any future grants to our competitors may improve their ability to develop and market competing products and cause our customers to delay purchase decisions, which could harm our ability to market our products.

             Certain of our U.S. Government contracts are dependent upon our employees obtaining and maintaining required security clearances, as well as our ability to obtain security clearances for the facilities in which we perform sensitive government work.

        Certain of our U.S. Government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances. If we cannot maintain or obtain the required security clearances for our facilities and our employees, or obtain these clearances in a timely manner, we may be unable to perform certain U.S. Government contracts. Further, loss of a facility clearance, or an employee's failure to obtain or maintain a security clearance, could result in a U.S. Government customer terminating an existing contract or choosing not to renew a contract. Lack of required clearances could also impede our ability to bid on or win new U.S. Government contracts. This could damage our reputation and adversely affect our business, financial condition and results of operations.

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

        Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted requirements for companies that manufacture products that contain certain minerals and metals, known as conflict minerals. These rules require public companies to perform diligence and to report annually to the SEC whether such minerals originate from the Democratic Republic of Congo and adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of minerals we use in the manufacture of certain of our products. In addition, we incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, we may not be able to ascertain the origins for these minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as conflict mineral free, which could harm our relationships with these customers and lead to a loss of revenue. These requirements could limit the pool of suppliers that can provide conflict-free minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

Risks Related to Our Pending Acquisition of American Science and Engineering, Inc.

             There can be no assurance that the acquisition of AS&E will be completed.

        On June 20, 2016, we signed a definitive agreement to acquire AS&E. We expect the acquisition to close by December 31, 2016. However, the transaction is subject to a number of conditions that must be fulfilled in order to complete the acquisition. Those conditions include continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, approval by AS&E's shareholders, absence of any order or injunction prohibiting the completion of the acquisition and certain other customary conditions specified in the agreement. In addition, both we and AS&E have rights to terminate the agreement under certain circumstances specified in the agreement.

             Obtaining required regulatory approvals may prevent or delay consummation of the acquisition of AS&E, reduce the anticipated benefits of the acquisition or require changes to the structure or terms of the acquisition.

        Consummation of the acquisition of AS&E is conditioned upon, among other things, the expiration or termination of the waiting period (and any extensions thereof) applicable to the acquisition under the HSR Act. At any time before or after the acquisition is consummated, any of the Department of Justice, the Federal Trade Commission or U.S. state Attorneys General could take action under the antitrust laws in opposition to the acquisition, including seeking to enjoin completion of the acquisition, conditioning completion of the acquisition upon the divestiture of assets of the Company, AS&E, our or its subsidiaries or imposing restrictions on our post-acquisition operations. These could negatively affect our results of operations and financial condition following completion of the acquisition. Any such requirements or restrictions may prevent or delay consummation of the acquisition or may reduce the anticipated benefits of the acquisition, which could also have a material adverse effect on our business, cash flows, financial condition and results of operations. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals.

             We have made certain assumptions relating to the acquisition of AS&E that may prove to be materially inaccurate.

        We have made certain assumptions relating to the acquisition of AS&E, including, for example:

  •
  projections of AS&E's future revenues;

  •
  the amount of goodwill and intangibles that will result from the acquisition;

  •
  certain other purchase accounting adjustments that we expect will be recorded in our financial statements in connection with the acquisition;

  •
  acquisition costs, including transaction and integration costs;

  •
  the amount of AS&E's cash and cash equivalents as of the merger date;

  •
  the amount of cost savings as a result of synergies from the merger;

  •
  our ability to maintain, develop and deepen relationships with AS&E's customers;

  •
  potential outcomes of, and contingencies related to, the ongoing investigation of AS&E by the U.S. General Services Administration, or GSA, regarding its GSA contracting activity; and

  •
  other financial and strategic rationales and risks of the acquisition.

While management has made such assumptions in good faith and believes them to be reasonable, the assumptions may turn out to be materially inaccurate, including for reasons beyond our control. If these assumptions are incorrect we may change or modify our assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations.

             Any failure to successfully integrate AS&E's business and operations or fully realize potential synergies from the acquisition of AS&E in the expected timeframe or at all would adversely affect our business, operating results and financial condition.

        We do not have a history of acquiring businesses of the size and complexity of AS&E, and the success of the acquisition will depend, in part, on our ability to successfully integrate AS&E's business and operations and fully realize the anticipated benefits and potential synergies from combining our business with AS&E's business. To realize these anticipated benefits and potential synergies, we must successfully combine these businesses. If we are unable to achieve these objectives following the acquisition, the anticipated benefits and potential synergies of the acquisition may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results and financial condition. We and AS&E have operated and, until the completion of the acquisition, will continue to operate independently. The integration process could result in the loss of key employees, loss of key customers, decreases in revenue and increases in operating costs, as well as the disruption of each company's ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and synergies of the acquisition and have a material adverse effect on our business, operating results and financial condition.

             We and AS&E may have difficulty attracting, motivating and retaining executives and other key employees in light of the acquisition.

        Uncertainty about the effect of the acquisition on our and AS&E's employees may have an adverse effect on us or AS&E and, consequently, the combined business resulting from the acquisition. This uncertainty may impair our and AS&E's ability to attract, retain and motivate key personnel until the acquisition is completed, or longer for the combined entity. Employee retention may be particularly challenging during the pendency of the acquisition as our and AS&E's employees may experience uncertainty about their future roles with the combined business. Additionally, AS&E's officers and employees own shares of AS&E's common stock and/or hold options to purchase AS&E's common stock or restricted stock awards granted by AS&E. If the acquisition is completed, they will be entitled to receive a portion of the consideration for the acquisition, the payment of which could provide sufficient financial incentive for certain officers and employees to no longer pursue employment with the combined business. If key employees depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire not to become employees of the combined business, we may incur significant costs in identifying, hiring and retaining replacements for departing employees, which could substantially reduce or delay our ability to realize the anticipated benefits of the acquisition.

             Our and AS&E's business relationships, including customer relationships, may be subject to disruption due to uncertainty associated with the acquisition.

        Parties with which we or AS&E do business may experience uncertainty associated with the acquisition, including with respect to current or future business relationships with us, AS&E or the combined business. These business relationships may be subject to disruption as customers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, AS&E or the combined business, including our competitors or those of AS&E. These disruptions could have a material adverse effect on the businesses, operating results and financial condition of the combined business. The adverse effect of such disruptions could be exacerbated by a delay in the completion of the acquisition or termination of the merger agreement.

             We have incurred, and will continue to incur, significant transaction expenses and acquisition-related integration costs in connection with the AS&E acquisition.

        We have incurred, and will continue to incur, significant transaction costs relating to the negotiation and completion of the acquisition. Except in limited circumstances, we will have to bear these costs whether or not the acquisition is completed. Additionally, we are currently developing a plan to integrate the operations of AS&E with our own after the completion of the acquisition. In connection with that plan, we anticipate that we will incur certain non-recurring charges in connection with this integration; however, we cannot yet identify the timing, nature and amount of all such charges. These transaction expenses and integration costs will be charged as an expense in the period incurred; although many of these transaction costs may not be deductible for income tax purposes, thus, raising our effective tax rate. The significant transaction costs and acquisition-related integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near-term, or at all.

             Increased leverage, as a result of the pending AS&E acquisition, may harm our financial condition and results of operations.

        As of June 30, 2016, we had approximately $134 million of total debt on a consolidated basis. We expect our indebtedness to increase materially in connection with the pending acquisition of AS&E, as we expect to borrow under our revolving credit facility to fund the acquisition. This increase and any future increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

  •
  we will have additional cash requirements in order to support the payment of interest on our outstanding indebtedness;

  •
  increases in our outstanding indebtedness and leverage may increase our vulnerability to adverse changes in our business;

  •
  our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be reduced;

  •
  our flexibility in planning for, or reacting to, changes in our business and our industry may be reduced; and

  •
  our flexibility to make acquisitions and develop new products may be limited.

             We may write-off intangible assets, such as goodwill in connection with the AS&E acquisition.

        We expect to record intangible assets, including goodwill in connection with the acquisition of AS&E. Pursuant to our accounting policy, on a periodic basis, we will evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of June 30, 2016, we owned the following principal facilities (i.e., facilities greater than 50,000 square feet):

Location	Description of Facility	Approximate Square Footage
Hawthorne, California	Corporate headquarters and administrative, manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	88,000
Snoqualmie, Washington (1)	Headquarters and administrative, manufacturing, engineering, sales, marketing and service for our Healthcare division	177,000
Stoke on Trent, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	90,000
Surrey, United Kingdom (1)	Manufacturing, engineering, sales and marketing and service for our Security division	59,000
Batam, Indonesia	Manufacturing for our Optoelectronics and Manufacturing division	59,000

(1)
Each of these facilities is encumbered by a mortgage.

        As of June 30, 2016, we leased the following principal facilities (i.e., facilities greater than 50,000 square feet):

Location	Description of Facility	Approximate Square Footage	Expiration
Batam, Indonesia (1)	Manufacturing for our Optoelectronics and Manufacturing division	94,700	2017 ~ 2019
Torrance, California	Manufacturing, engineering, sales and marketing and service for our Security division	91,900	2017
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Security division	89,000	2018
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Optoelectronics and Manufacturing division	71,000	2017
Garner, North Carolina	Manufacturing, engineering, sales and marketing and service for our Security division	68,000	2017
Sunnyvale, California	Manufacturing, engineering, sales and marketing and service for our Security division	62,500	2017
Suzhou, China	Manufacturing, engineering, sales and marketing and service for our Healthcare division	53,000	2017
Hyderabad, India (2)	Manufacturing and engineering for our Security, Healthcare and Optoelectronics and Manufacturing divisions	50,400	2021

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

ITEM 3.    LEGAL PROCEEDINGS

        Three shareholder derivative complaints (the "Derivative Actions") have been filed purportedly on behalf of the Company against the members of the Company's Board of Directors (as individual defendants). Hagan v. Chopra et al. was filed in the United States District Court for the Central District of California (the "Court") on April 15, 2014, and was subsequently consolidated by the Court with City of Irving Benefit Plan v. Chopra et al., which was filed on December 29, 2014. Kocen v. Chopra et al. was filed in the Delaware Court of Chancery on July 14, 2015. The Derivative Actions generally assert claims for breach of fiduciary duties and unjust enrichment against the individual defendants on behalf of the Company. Plaintiffs in the Derivative Actions seek unspecified damages, restitution, injunctive relief, attorneys' and experts' fees, costs, expenses, and other unspecified relief. Following a mediation and post-mediation settlement discussions, the parties to the Derivative Actions reached a settlement and have signed a settlement term sheet, which, if approved, would provide for the resolution of all pending claims in both the California and Delaware actions. The Company and the other defendants agreed to the settlement term sheet to avoid further expense, inconvenience, and the distraction and inherent risks of burdensome and protracted litigation. Neither the Company nor the individual defendants conceded any wrongdoing or liability, and each continue to believe that they have meritorious defenses to all claims alleged in the Derivative Actions. The settlement is subject to approval by the Court and certain other conditions.

        We are involved in various other claims and legal proceedings arising in the ordinary course of business. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. We have not accrued for loss contingencies relating to such matters because we believe that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on our business, financial condition, results of operations and liquidity could be material.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

        Our Common Stock is traded on The NASDAQ Global Select Market under the symbol "OSIS."

        The following table sets forth the high and low sale prices of a share of our Common Stock as reported by The NASDAQ Global Select Market on a quarterly basis for fiscal 2015 and 2016. The prices shown reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2015:	High	Low
Quarter ended September 30, 2014	$70.27	$62.10
Quarter ended December 31, 2014	$74.79	$58.54
Quarter ended March 31, 2015	$75.00	$66.90
Quarter ended June 30, 2015	$76.70	$66.03

2016:	High	Low
Quarter ended September 30, 2015	$79.28	$66.94
Quarter ended December 31, 2015	$96.75	$75.60
Quarter ended March 31, 2016	$88.33	$48.19
Quarter ended June 30, 2016	$66.43	$48.76

        As of August 15, 2016, there were approximately 124 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in "street" name.

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

Issuer Purchases of Equity Securities

        The following table presents the shares acquired during the quarter ended June 30, 2016:

	Total number of shares (or units) Purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
April 1, 2016 to April 30, 2016	1,431	$60.17	0	1,063,158
May 1, 2016 to May 31, 2016	186	$50.89	0	1,063,158
June 1, 2016 to June 30, 2016	7,727	$55.95	0	1,063,158

	9,344	$56.50	0

(1)
Represent shares of Common Stock tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

(2)
In March 1999, the Board of Directors authorized a stock repurchase program of up to two million shares. In each of September 2004 and April 2013, the Board of Directors authorized an additional one million shares for repurchase pursuant to this program, and in October 2015 the Board of Directors authorized an additional 500,000 shares for repurchase pursuant to this program. In April 2016, the Board of Directors authorized a new stock repurchase program of up to one million shares. The shares of Common Stock authorized to be repurchased under the new repurchase program are in addition to the 63,158 shares remaining under the Company's existing stock repurchase program. These programs do not have expiration dates. Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of Common Stock issued and outstanding in the consolidated financial statements.

Equity Compensation Plans

        The following table provides information concerning our equity compensation plans as of June 30, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	934,112	$28.67	2,000,226	(2)(3)(4)
Equity compensation plans not approved by security holders	—	N/A	—

Total	934,112	$28.67	2,000,226

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

        The peer group includes the following companies: American Science & Engineering (NASDAQ Symbol: ASEI) and Analogic Corporation (NASDAQ Symbol: ALOG).

        The graph assumes that $100.00 was invested on June 30, 2011in (a) our Common Stock, (b) The NASDAQ Composite Index and (c) the companies comprising the peer group described above (weighted according to each respective issuer's stock market capitalization at the beginning of each period for which a return is indicated). The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any Company filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2011 through June 2016
Among OSI Systems, Inc.
The NASDAQ Composite Index and a Peer Group

        The following table provides the same information in tabular form as of June 30:

	2011	2012	2013	2014	2015	2016
OSI Systems, Inc.	$100.00	$147.30	$149.81	$155.23	$164.63	$135.19
The NASDAQ Composite Index	100.00	108.58	128.19	169.08	192.10	187.57
Peer Group	100.00	94.42	105.64	121.04	107.01	105.60

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth our selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2016, and is derived from our consolidated financial statements. The consolidated financial statements as of June 30, 2015 and 2016, and for each of the years in the three-year period ended June 30, 2016, are included elsewhere in this report. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended June 30,
	2012	2013	2014	2015	2016
	(in thousands, except earnings per share data)
Consolidated Statements of Operations Data:
Revenues	$792,990	$802,047	$906,742	$958,202	$829,660
Cost of goods sold	524,348	511,621	601,742	632,849	552,801

Gross profit	268,642	290,426	305,000	325,353	276,859
Operating expenses:
Selling, general and administrative	151,746	159,761	166,869	171,756	166,655
Research and development	49,565	48,240	44,792	51,639	49,816
Impairment, restructuring and other charges	1,391	7,987	12,044	9,850	22,014

Total operating expenses	202,702	215,988	223,705	233,245	238,485

Income from operations	65,940	74,438	81,295	92,108	38,374
Interest and other expense, net	(3,957)	(5,024)	(5,440)	(3,255)	(2,879)

Income before income taxes	61,983	69,414	75,855	88,853	35,495
Provision for income taxes	16,435	25,279	27,961	23,702	9,338

Net income	$45,548	$44,135	$47,894	$65,151	$26,157

Net income available to common stockholders—diluted	$45,548	$44,135	$47,894	$65,151	$26,157

Basic earnings per common share	$2.31	$2.21	$2.40	$3.29	$1.35

Diluted earnings per common share	$2.24	$2.15	$2.33	$3.17	$1.30

Weighted average shares outstanding—diluted	20,330	20,568	20,587	20,526	20,076

	Year Ended June 30,
	2012	2013	2014	2015	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$91,452	$34,697	$38,831	$47,593	$104,370
Working capital	322,464	244,885	263,514	254,991	187,483
Total assets	749,896	952,739	1,011,077	937,289	991,723
Long-term debt	2,467	10,673	10,436	8,556	6,054
Total debt	2,682	71,470	37,255	11,357	133,813
Total stockholders' equity	434,119	478,451	532,213	581,779	540,846

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

        Security Division.    Through our Security division, we provide security screening products and services worldwide, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 50% of our total consolidated revenues for fiscal 2016.

        As a result of the terrorist attacks in the U.S. and in other locations worldwide, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railways, seaports, cruise line terminals, freight forwarding operations, sporting venues, government and military installations and nuclear facilities. We believe that our wide-ranging product portfolio together with our ability to provide turnkey screening solutions position us to competitively pursue security and inspection opportunities as they arise throughout the world.

        Currently, the U.S. federal government is discussing various options to address sequestration and the U.S. federal government's overall fiscal challenges and we cannot predict the outcome of these efforts. While we believe that national security spending will continue to be a priority, U.S. government budget deficits and the national debt have created increasing pressure to examine and reduce spending across many federal agencies. Additionally, there continues to be volatility in international markets that has impacted international security spending. We believe that the diversified product portfolio and international customer mix of our Security division position us well to withstand the impact of these uncertainties and even benefit from specific initiatives within various governments. However, depending on how future sequestration cuts are implemented and how the U.S. federal government and our other international customers manage their fiscal challenges, we believe that these actions could have a material, adverse effect on our business, financial condition and results of operations.

        Healthcare Division.    Through our Healthcare division, we design, manufacture, market and service patient monitoring, cardiology, anesthesia delivery and ventilation systems and defibrillator products worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient's bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 25% of our total consolidated revenues for fiscal 2016.

        The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. There is continued uncertainty regarding the U.S. federal government budget and the Affordable Care Act, either of which may impact hospital spending, third-party payer reimbursement and fees to be levied on certain medical device revenues, any of which could adversely affect our business and results of operations. In addition, hospital capital spending appears to have been impacted by strategic uncertainties surrounding the Affordable Care Act and economic pressures. We also believe that global economic uncertainty has caused some hospitals and healthcare providers to delay purchases of our products and services. During this period of uncertainty, sales of our healthcare products may be negatively impacted. We cannot predict when the markets will fully recover or when the uncertainties related to the U.S. federal government will be resolved and, therefore, when this period of delayed and diminished purchasing will end. A prolonged delay could have a material adverse effect on our business, financial condition and results of operations.

        Optoelectronics and Manufacturing Division.    Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems, gaming systems and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to original equipment manufacturers ("OEM") customers, as well as our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for approximately 25% of our total consolidated revenues for fiscal 2016.

  Consolidated Results

        Fiscal 2016 Compared with Fiscal 2015.    We reported consolidated operating profit of $38.4 million for fiscal 2016, a $53.7 million, or 58%, decrease from the $92.1 million operating profit reported for fiscal 2015. This decline in profitability was driven primarily by a 13% decrease in sales, which was the primary driver of a $48.5 million decrease in gross profit, and a $12.1 million increase in impairment, restructuring and other charges. These factors were partially offset by a $5.1 million decrease in SG&A expenses and a $1.8 million decrease in research and development.

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

        Acquisitions.    Historically, an active acquisition program has been an important element of our corporate strategy. Over the past three years, none of our acquisitions has been considered materially significant, either individually or in the aggregate. We continue to believe that an active acquisition program supports our long-term strategic goals and we intend to look to acquisitions to strengthen our competitive position, expand our customer base and augment our considerable research and development programs. Through such efforts we aim to accelerate innovation, improve earnings and increase overall stockholder value. As discussed in more detail under "Item 1. Business—Recent Developments—Pending Acquisition of AS&E," we have entered into a definitive agreement to acquire AS&E. We intend to fund the transaction with a combination of cash on hand and money borrowed under our revolving credit facility, and expect the transaction, which is subject to customary closing conditions, to close by December 31, 2016.

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

        Healthcare Product Introductions.    The results of our operations have been adversely impacted by issues associated with significant product launches within our Healthcare division. Although we are hopeful that the challenges associated with these product launches will be resolved in the near future, the resultant delays may continue to adversely impact our results of operations for additional periods.

        European Union Threat Detection Standards.    The European Union has implemented regulations for all airports within the EU to have hold baggage screening systems that are compliant with the European Civil Aviation Conference (ECAC) Standard 3 beginning in 2020. However, this deadline could potentially be delayed. Our Security division's RTT product has passed the ECAC explosive detection system Standard 3 threat detection requirement.

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

        Revenue Recognition.    We recognize revenue from sales of products upon shipment when title and risk of loss passes, and when terms are fixed and collection is probable. Revenue from services includes after-market services, installation and implementation of products, and turnkey security screening services. Generally, revenue from services is recognized when the services are performed. The portion of revenue for the sale attributable to installation is deferred and recognized when the installation service is provided. In an instance where terms of sale include subjective customer acceptance criteria, revenue is deferred until we have achieved the acceptance criteria. Concurrent with the revenue recognition, we accrue estimated product return reserves and warranty expenses. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognized. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product under warranty. In instances where a contract calls for multiple deliverables and such deliverables qualify as separate units of accounting, we may recognize revenue based on the value of the respective deliverables identified in the underlying contract.

        In connection with the agreement with the Servicio de Administración Tributaria ("SAT") in Mexico, revenue is recognized based upon proportional performance, measured by the actual number of labor hours incurred divided by the total estimated number of labor hours for the project. The impact of changes in the estimated labor hours to service the agreement is reflected in the period during which the change becomes known. In the SAT agreement, customer billings may be submitted for several separate deliverables including: monthly services, activation of services, training of customer personnel and consultation on the design and location of security scanning operations, among others. In the event that payments received from the customer exceed revenue recognition, deferred revenue is recorded. In the event that revenue recognition exceeds payments received from the customer, unbilled receivables are recorded.

        Revenues from out-of-warranty service maintenance contracts are recognized ratably over the term of such contracts. For services not derived from specific maintenance contracts, revenues are recognized as the services are performed. Deferred revenue for such services arises from payments received from customers for services not yet performed. On occasion, we receive advances from customers that are amortized against future customer payments pursuant to the underlying agreements. Such advances are classified in the consolidated balance sheets as either a current or long-term liability depending on when we estimate the corresponding amortization to occur.

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

        Property and Equipment.    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged while assets are used in service and are computed using the straight-line method over the estimated useful lives of the assets taking into consideration any estimated salvage value. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the useful life of the asset or the lease term. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense. In the event that property and equipment are idle, as a result of excess capacity or the early termination, non-renewal or reduction in scope of a turnkey screening operation, such assets are assessed for impairment on a periodic basis and when an indication that impairment may exist.

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

        Business Combinations.    We allocate the fair value of purchase consideration to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, and trade names, useful lives and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

        We assess qualitative factors of each of our reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such assessments indicated that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill. Thus, we have determined that it is not necessary to proceed with the two-step goodwill impairment test. There was no goodwill impairment for each of the three fiscal years ended June 30, 2016. We evaluate long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment does exist, we measure the impairment loss and record it based on the discounted estimate of future cash flows. In estimating future cash flows, we group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other asset groups. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors.

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

        The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite vesting period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our Common Stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise. We estimate the fair value of restricted stock and restricted stock unit awards on the date of the grant using the market price of our Common Stock on that date. In addition, we are required to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, stock-based compensation expense could differ significantly from the amounts we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as necessary. We recognize the cumulative effect of changes in the estimated forfeiture rate as compensation cost in earnings in the period of the revision. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially in the future. Certain shares of restricted stock and restricted stock units vest based upon the achievement of pre-established performance criteria. We estimate the fair value of performance-based awards at the date of grant based upon the probability that the specified performance criteria will be met, adjusted for estimated forfeitures. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based awards if necessary. We amortize the fair values of performance-based awards over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. See note 7 to the consolidated financial statements for a further discussion of stock-based compensation.

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

	2014	% of Net Sales	2015	% of Net Sales	2016	% of Net Sales	2014-2015 % Change	2015-2016 % Change
	(Dollars in millions)
Security	$440.4	49%	$481.1	50%	$411.2	50%	9%	(15)%
Healthcare	222.3	24%	255.7	27%	211.5	25%	15%	(17)%
Optoelectronics / Manufacturing	244.0	27%	221.4	23%	207.0	25%	(9)%	(7)%

Total Net Revenues	$906.7		$958.2		$829.7		6%	(13)%

        Fiscal 2016 Compared with Fiscal 2015.    Revenues for the Security division decreased 15% primarily as a result of a $66.4 million reduction in revenues associated with a Foreign Military Sale contract with the U.S. Department of Defense ("FMS Contract") as compared to the prior year. The delivery of equipment under the FMS Contract was completed in fiscal 2015, and revenues during the remainder of the contract, which expires in fiscal 2017, are not expected to be significant. This decrease was partially offset by revenues from the commencement of our turnkey scanning operation in Albania during the year.

        Revenues for the Healthcare division decreased across the bulk of our product lines and regions. We believe this contraction is due, in part, to a hospital spending environment adversely impacted by challenging economic environments in many of our markets and lapses in operational execution.

        Revenues for the Optoelectronics and Manufacturing division decreased in fiscal 2016 primarily as a result of a $26.8 million decrease in organic sales in our contract manufacturing business due to a reduction in unit volume purchases from our OEM customers, including an $11.5 million year-over-year reduction in sales to a single large customer to whom we still sell. This decrease in organic sales was partially offset by $8.8 million of revenues from two small contract manufacturing businesses that were acquired during the third quarter of fiscal 2016.

        Fiscal 2015 Compared with Fiscal 2014.    Revenues for the Security division increased 9% primarily as a result of increased baggage and parcel inspection and cargo sales, new product launches and $48.0 million of incremental revenue from an FMS Contract awarded in the fourth quarter of fiscal 2014 to supply multiple units of cargo and vehicle inspection systems and related training, spare parts, service and logistics support for Iraq. These increases were partially offset by a decrease in sales of other products and services.

        Revenues for the Healthcare division increased 15% primarily as a result of a 14% increase in sales in North America as sales in the U.S. and Canada improved significantly, an 11% increase in Latin American and Asian markets, and the impact of an acquisition of a European cardiology equipment business during the first quarter of fiscal 2015, which drove 8% of the division's growth. The increase in organic sales primarily occurred within our patient monitoring product line due to the domestic market improvement and the success of new product introductions. These increases were partially offset by a decrease in organic sales in our Europe, Middle East and African regions.

        Revenues for the Optoelectronics and Manufacturing decreased 9% as a result of lower contract manufacturing sales in fiscal 2015. This decrease was primarily attributable to a difficult comparable in the prior year resulting from significant sales to two customers to whom we continue to sell but at a lower level. Increased sales within our commercial optoelectronics business partially offset this decrease.

Gross Profit

	2014	% of Net Sales	2015	% of Net Sales	2016	% of Net Sales
	(Dollars in millions)
Gross profit	$305.0	33.6%	$325.4	34.0%	$276.9	33.4%

        Fiscal 2016 Compared with Fiscal 2015.    Gross profit decreased 15% primarily as a result of the 13% decrease in sales. Gross margin decreased due to lower sales within our Healthcare division, which carries the highest gross margin of our three divisions, and an unfavorable product mix within our Security division. These factors were partially offset by improved gross margin within our Optoelectronics and Manufacturing division due to a more favorable product mix.

        Fiscal 2015 Compared with Fiscal 2014.    Gross profit increased 7% primarily as a result of the 6% increase in sales. Our gross margin during fiscal 2015 increased to 34.0% from 33.6% for the prior year. The increase was attributable to: (i) the impact of increased revenue from our Healthcare division, which grew faster than our other two divisions, and which historically generates the highest gross margins across the three divisions; and (ii) the impact of a reduction in revenues in our Optoelectronics and Manufacturing division, which historically generates the lowest gross margin across the three divisions. These factors were partially offset by increased depreciation associated with our turnkey operations in the Security division.

Operating Expenses

	2014	% of Net Sales	2015	% of Net Sales	2016	% of Net Sales	2014-2015 % Change	2015-2016 % Change
	(Dollars in millions)
Selling, general and administrative	$166.9	18.4%	$171.8	17.9%	$166.7	20.1%	3%	(3)%
Research and development	44.8	4.9%	51.6	5.4%	49.8	6.0%	15%	(3)%
Impairment, restructuring and other charges	12.0	1.3%	9.8	1.0%	22.0	2.7%	(18)%	124%

Total operating expenses	$223.7	24.7%	$233.2	24.3%	$238.5	28.7%	4%	2%

Selling, General and Administrative

        SG&A expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses.

        Fiscal 2016 Compared with Fiscal 2015.    For fiscal 2016, SG&A expenses decreased by 3% primarily due to a reduction in variable compensation as a result of lower sales, and a $5.8 million increase in the revaluation of contingent acquisition obligations, which reduced SG&A expenses, compared to the prior year. As a percentage of revenue, SG&A expenses were 20.1% for fiscal 2016, compared to 17.9% for the comparable prior year.

        Fiscal 2015 Compared with Fiscal 2014.    For fiscal 2015, SG&A expenses increased by 3% to support our 6% revenue growth. This increased spending was partially offset by a $5.0 million increase in the revaluation of contingent acquisition obligations, which reduced SG&A expenses, compared to the prior year. As a percentage of revenue, SG&A expenses were 17.9% for fiscal 2015, compared to 18.4% for the comparable prior year.

Research and Development

        Our Security and Healthcare divisions have historically invested substantial amounts in R&D. We intend to continue this trend in future years, although specific programs may or may not continue to be funded and funding levels may fluctuate. R&D expenses included research related to new product development and product enhancement expenditures.

        Fiscal 2016 Compared with Fiscal 2015.    R&D spending in fiscal 2016 was generally consistent with the prior year.

        Fiscal 2015 Compared with Fiscal 2014.    R&D spending in fiscal 2015 increased by 15% over the prior year as a result of increased investment in the next generation of products within our Security division. This increase was partially offset by a decrease in spending within our Healthcare division.

Impairment, Restructuring and Other Charges

        For the past several years we have endeavored to align our global capacity and infrastructure with demand by our customers and fully integrate acquisitions, thereby improving our operational efficiency. These activities included reducing excess workforce and capacity, consolidating and relocating certain manufacturing facilities and reviewing the value of certain technologies and product lines. The overall objectives of the restructuring activities were to lower costs and better utilize our existing manufacturing capacity. During fiscal 2014 through 2016, we continued these efforts to further increase operating efficiencies. Our efforts have helped enhance our ability to improve operating margins, retain and expand existing relationships with customers and attract new business. We may utilize similar measures in the future to realign our operations to further increase our operating efficiencies. The effect of these efforts may materially affect our future operating results.

        Fiscal 2016 Compared with Fiscal 2015.    During fiscal 2016, we incurred $22.0 million of impairment, restructuring and other charges primarily as follows: (i) $5.2 million related to facility consolidations and severance; (ii) the $6.8 million impairment of certain fixed assets and technology we believe are no longer usable or saleable; (iii) $3.7 million of costs related to acquisitions; (iv) the write off of a $2.8 million minority investment that we believe is permanently impaired; (v) $2.9 million related to legal settlements and related legal costs; and (vi) $0.6 million of other costs.

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

Interest and Other Expense, net

        Interest and other expense, net includes interest expense related to our credit facility and other debt, the impact of foreign currency forward contracts that were not treated as cash flow hedges and other non-operating expense and income items.

        Fiscal 2016 Compared with Fiscal 2015.    In fiscal 2016, our interest and other expense, net was $2.9 million, compared to $3.3 million in fiscal 2015. Interest expense associated with higher levels of borrowing under our revolving credit facility in the current fiscal year was offset by a significant reduction in outstanding letters of credit under the credit facility.

        Fiscal 2015 Compared with Fiscal 2014.    In fiscal 2015, our interest and other expense, net was $3.3 million, compared to $5.4 million in fiscal 2014. This decrease was due to decreased interest expense related to lower average outstanding borrowings and lower average outstanding letters of credit under our revolving credit facility, and the reduction in the cost of borrowing in connection with the amended credit facility completed in May 2014.

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

        Fiscal 2016 Compared with Fiscal 2015.    In fiscal 2016, our income tax expense was $9.3 million, compared to $23.7 million for fiscal 2015, resulting in an effective tax rate of 26.3% in fiscal 2016 as compared to a tax rate of 26.7% in fiscal 2015.

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

Liquidity and Capital Resources

        Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility. Cash and cash equivalents totaled $104.4 million at June 30, 2016, an increase of $56.8 million, or 119%, from $47.6 million at June 30, 2015. During fiscal 2016, we generated $59.2 million of cash flow from operations. These proceeds, in addition to borrowings from our credit facility, were used for the following: $17.7 million invested in capital expenditures, $19.9 million for the acquisition of businesses and other assets and $87.1 million for the repurchase of our common stock, including net share settlement of equity awards. If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future. In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit, as accounting earnings in the U.S. are not necessarily indicative of cash flows since earnings are generally reduced by non-cash expenses including depreciation, amortization, and stock-based compensation.

        We have a five-year revolving credit facility that allows us to borrow up to $450 million at London Interbank Offered Rate ("LIBOR") plus 1.25% depending upon our leverage ratio. As of June 30, 2016, there was $125 million outstanding under the revolving credit facility and letters-of-credit outstanding totaled $6.2 million. As discussed in more detail under "Item 1. Business—Recent Developments—Pending Acquisition of AS&E," we have entered into a definitive agreement to acquire AS&E. The total purchase price is approximately $269 million. We expect to fund the transaction with a combination of AS&E's cash on hand and money borrowed under the revolving credit facility. As of June 30, 2016, AS&E reported cash and cash equivalents of $74 million.

        Cash Provided by Operating Activities.    Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During fiscal 2016, we generated cash from operations of $59.2 million compared to $105.1 million in the prior-year period. The principal drivers of the reduced cash flow in the current year were lower profits and increased inventory levels. This increase in inventory was primarily driven by the continued build up to support expected sales in our Security division, as well as increased inventory in our Healthcare division as significantly higher sales in this division were anticipated during the second half of the year. In addition, this increase in inventory includes a significant amount of inventory that was shipped to Security division customers for which revenue is expected to be recognized in future quarters.

        Cash flow from operating activities during fiscal 2016 primarily consisted of net income of $26.2 million, adjusted for certain non-cash items, including total depreciation and amortization of $57.9 million, stock-based compensation expense of $20.8 million and impairment charges of $9.7 million, and was offset by deferred taxes of $13 million and the net impact of changes in operating assets and liabilities on cash of $44.6 million.

        Cash Used in Investing Activities.    Net cash used in investing activities was $43.5 million during fiscal 2016 as compared to $35.4 million used during the prior year. The changes in cash flows from investing activities were primarily related to acquisition of businesses, and investments in capital expenditures and other assets to support our growth plans. During fiscal 2016, we used cash of $19.9 million for acquisitions of businesses as compared to $13.9 million in the comparable prior year period. During fiscal 2016, we made $17.7 million in capital expenditures compared to $15.3 million during the prior-year period.

        Cash Provided by (Used in) Financing Activities.    Net cash provided by financing activities was $41.8 million during fiscal 2016, compared to $60.0 million used in financing activities during the prior year. The changes in cash flows from financing activities primarily relate to (i) borrowings and payments under debt obligations; (ii) the issuance of and/or repurchase of Common Stock and (iii) employee stock plan activities. During fiscal 2016, we borrowed $125.0 million from our revolving credit facility as compared to repayment of $24.0 million in the prior year. This increased borrowing was partly done in part in lieu of repatriating funds from foreign tax jurisdictions to enable the repurchase of $87.1 million of our Common Stock, including net share settlement of equity awards during fiscal 2016, as compared to $37.9 million for the same period in the prior year.

Borrowings

        Outstanding lines of credit and current and long-term debt totaled $133.8 million at June 30, 2016, an increase of $122.4 million from $11.4 million at June 30, 2015. See note 6 to the consolidated financial statements for further discussion.

        The following is a summary of our contractual obligations and commitments at June 30, 2016 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Total debt	$133,813	$127,759	$4,427	$984	$643
Operating leases	$17,050	$6,651	$6,864	$2,450	$1,085
Purchase obligations	$25,360	$24,730	$630	$—	$—
Acquisition-related obligations	$288,839	$274,776	$10,003	$4,060	$—
Defined benefit plan obligation	$9,615	$139	$847	$2,380	$6,249

Total contractual obligations	$474,677	$434,055	$22,771	$9,874	$7,977

Other Commercial Commitments—letters of credit	$43,241	$9,351	$29,439	$1,017	$3,434

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

Cash Held by Foreign Subsidiaries

        Our cash, cash equivalents, and investments totaled $104.4 million at June 30, 2016. Of this amount, approximately 96% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Mexico, Malaysia and the United Kingdom, and to a lesser extent in India, Singapore, Germany and China among others. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event that funds from foreign operations are needed to fund operations in the United States and if U.S. taxes have not been previously provided on the related earnings, we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Stock Repurchase Program

        Our Board of Directors authorized stock repurchase programs under which we may repurchase up to 5,500,000 shares of our Common Stock. During fiscal 2016, we repurchased 1,201,402 shares under these programs. As of June 30, 2016, 1,063,158 shares were available for additional repurchase under these programs. Upon repurchase, the shares are restored to the status of authorized but unissued shares and we record them as a reduction in the number of shares of Common Stock issued and outstanding in our consolidated financial statements.

Off Balance Sheet Arrangements

        As of June 30, 2016, we had no off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K, other than those previously disclosed.

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

Foreign Currency

        Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. We conduct business in more than 20 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain (loss) of approximately $(1.8) million, $2.1 million and $(0.8) million for the fiscal years ended June 30, 2014, 2015 and 2016, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $12.0 million in fiscal 2016. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $12.0 million in fiscal 2016.

Use of Derivatives

        Our use of derivatives consists primarily of an interest swap agreement. As discussed in note 1 to the consolidated financial statements, we had an interest rate swap of $5.2 million outstanding as of June 30, 2016.

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

Interest Rate Risk

        The principal maturity and estimated value of our long-term debt exposure as of June 30, 2016 were as follows (in thousands):

	Maturity
	2017	2018	2019	2020	2021	2022 and thereafter	Total	Fair Value
Secured long term loans and capital lease obligations	$2,759	$2,383	$2,044	$801	$183	$643	$8,813	$8,813
Average interest rate	2.1%	2.1%	2.1%	2.0%	1.9%	1.9%	2.1%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        We make reference here to the Index to consolidated financial statements that appears on page F-1 of this report. The Report of Independent Registered Public Accounting Firm from Moss Adams LLP, the Consolidated Financial Statements, the Notes to Consolidated Financial Statements, Schedule II—Valuation and Qualifying Accounts and Supplementary Data—Unaudited Quarterly Results listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into this Item 8.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of June 30, 2016, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act) for the Company. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial

Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2016.

        Moss Adams LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of OSI Systems, Inc. and on the effectiveness of our internal control over financial reporting. The report of Moss Adams LLP is contained in this annual report.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2016.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2016.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2016.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2016.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2016.

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

          Supplementary Data—Unaudited Quarterly Results

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

OSI SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OSI Systems, Inc.:

        We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and Subsidiaries (the "Company") as of June 30, 2015 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2016. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule of valuation and qualifying accounts for each of the years in the three-year period ended June 30, 2016. We also have audited the Company's internal control over financial reporting as of June 30, 2016, based on the 2013 criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSI Systems, Inc. and Subsidiaries as of June 30, 2015 and 2016, and the consolidated results of their operations, their comprehensive income and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, OSI Systems, Inc. and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the 2013 criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the balance sheet classification of deferred taxes due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

/s/ MOSS ADAMS LLP
Los Angeles, California
August 19, 2016

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,
	2015	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,593	$104,370
Accounts receivable, net	178,519	141,716
Inventories	230,421	273,288
Prepaid expenses and other current assets	40,101	35,944

Total current assets	496,634	555,318
Property and equipment, net	225,703	183,114
Goodwill	98,167	122,819
Intangible assets, net	50,413	56,283
Other assets	66,372	74,189

Total assets	$937,289	$991,723

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$—	$125,000
Current portion of long-term debt	2,801	2,759
Accounts payable	61,932	69,490
Accrued payroll and related expenses	33,169	29,203
Advances from customers	41,389	55,408
Deferred revenue	47,787	29,978
Other accrued expenses and current liabilities	54,565	55,997

Total current liabilities	241,643	367,835
Long-term debt	8,556	6,054
Deferred income taxes	30,688	29,160
Other long-term liabilities	74,623	47,828

Total liabilities	355,510	450,877

Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.001 par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value—authorized, 100,000,000 shares; issued and outstanding, 19,716,507 and 18,912,157 shares at June 30, 2015 and 2016, respectively	279,212	219,114
Retained earnings	312,831	338,988
Accumulated other comprehensive loss	(10,264)	(17,256)

Total stockholders' equity	581,779	540,846

Total liabilities and stockholders' equity	$937,289	$991,723

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2014	2015	2016
Net revenues:
Products	$654,040	$707,700	$579,345
Services	252,702	250,502	250,315

Total net revenues	906,742	958,202	829,660
Cost of goods sold:
Products	453,709	482,401	407,880
Services	148,033	150,448	144,921

Total cost of goods sold	601,742	632,849	552,801

Gross profit	305,000	325,353	276,859

Operating expenses:
Selling, general and administrative	166,869	171,756	166,655
Research and development	44,792	51,639	49,816
Impairment, restructuring and other charges	12,044	9,850	22,014

Total operating expenses	223,705	233,245	238,485

Income from operations	81,295	92,108	38,374
Interest and other expense, net	(5,440)	(3,255)	(2,879)

Income before income taxes	75,855	88,853	35,495
Provision for income taxes	27,961	23,702	9,338

Net income	$47,894	$65,151	$26,157

Earnings per share:
Basic	$2.40	$3.29	$1.35

Diluted	$2.33	$3.17	$1.30

Shares used in per share calculation:
Basic	19,952	19,799	19,427

Diluted	20,587	20,526	20,076

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended June 30,
	2014	2015	2016
Net income	$47,894	$65,151	$26,157
Other comprehensive income (loss):
Foreign currency translation adjustment	2,795	(7,436)	(6,850)
Other	640	73	(142)

Other comprehensive income (loss)	$3,435	$(7,363)	$(6,992)

Comprehensive income	$51,329	$57,788	$19,165

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common
				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance—June 30, 2013	19,914,089	$285,001	$199,786	$(6,336)	$478,451
Exercise of stock options	1,169	47	—	—	47
Vesting of restricted shares	283,091	—	—	—	—
Net tax benefit of stock options exercised/forfeited	—	4,573	—	—	4,573
Shares issued under employee stock purchase program	29,185	1,455	—	—	1,455
Stock compensation expense	—	16,983	—	—	16,983
Repurchase of common stock	(165,845)	(12,056)	—	—	(12,056)
Taxes paid related to net share settlement of equity awards	(118,766)	(8,569)	—	—	(8,569)
Net income	—	—	47,894	—	47,894
Other comprehensive income	—	—	—	3,435	3,435

Balance—June 30, 2014	19,942,923	$287,434	$247,680	$(2,901)	$532,213
Exercise of stock options	38,907	1,603	—	—	1,603
Vesting of restricted shares	262,221	—	—	—	—
Net tax benefit of stock options exercised/forfeited	—	3,617	—	—	3,617
Shares issued under employee stock purchase program	37,334	1,995	—	—	1,995
Stock compensation expense	—	22,501	—	—	22,501
Repurchase of common stock	(454,635)	(30,744)	—	—	(30,744)
Taxes paid related to net share settlement of equity awards	(110,243)	(7,194)	—	—	(7,194)
Net income	—	—	65,151	—	65,151
Other comprehensive loss	—	—	—	(7,363)	(7,363)

Balance—June 30, 2015	19,716,507	$279,212	$312,831	$(10,264)	$581,779

Exercise of stock options	107,059	3,004	—	—	3,004
Vesting of restricted shares	417,896	—	—	—	—
Net tax benefit of stock options exercised/forfeited	—	89	—	—	89
Shares issued under employee stock purchase program	58,709	3,133	—	—	3,133
Stock compensation expense	—	20,759	—	—	20,759
Repurchase of common stock	(1,201,402)	(73,368)	—	—	(73,368)
Taxes paid related to net share settlement of equity awards	(186,612)	(13,715)	—	—	(13,715)
Net income	—	—	26,157	—	26,157
Other comprehensive loss	—	—	—	(6,992)	(6,992)

Balance—June 30, 2016	18,912,157	$219,114	$338,988	$(17,256)	$540,846

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2014	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,894	$65,151	$26,157
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	54,239	58,976	57,922
Stock based compensation expense	16,983	22,501	20,759
Provision for losses on accounts receivable	229	340	2,079
Tax benefit of share based compensation plan	4,573	3,617	89
Deferred income taxes	7,936	(5,956)	(13,224)
Impairment charges	—	—	9,674
Other	121	276	345
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	26,180	7,358	36,881
Inventories	(21,026)	249	(37,696)
Prepaid expenses and other assets	4,485	(8,135)	(1,701)
Accounts payable	(26,143)	(15,117)	6,831
Advances from customers	(23,944)	(22,051)	(10,955)
Deferred revenue	40,630	(12,128)	(16,538)
Other accrued expenses and current liabilities	(2,987)	10,022	(21,405)
Net cash provided by operating activities	129,170	105,103	59,218
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(54,598)	(15,286)	(17,688)
Acquisition of businesses, net of cash acquired	(11,740)	(13,919)	(19,921)
Acquisition of intangible and other assets	(5,896)	(6,228)	(5,870)

Net cash used in investing activities	(72,234)	(35,433)	(43,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on bank lines of credit	(35,000)	(24,000)	125,000
Proceeds from long-term debt	3,497	1,561	691
Payments on long-term debt	(3,667)	(3,247)	(2,917)
Proceeds from exercise of stock options and employee stock purchase plan	1,501	3,598	6,137
Repurchase of common shares	(12,056)	(30,744)	(73,368)
Taxes paid related to net share settlement of equity awards	(8,569)	(7,194)	(13,715)

Net cash provided by (used in) financing activities	(54,294)	(60,026)	41,828

Effect of exchange rate changes on cash	1,492	(882)	(790)

Net increase in cash and cash equivalents	4,134	8,762	56,777
Cash and cash equivalents—beginning of year	34,697	38,831	47,593

Cash and cash equivalents—end of year	$38,831	$47,593	$104,370

Supplemental disclosure of cash flow information:
Interest	$4,659	$2,802	$2,378
Income taxes	$18,552	$31,266	$26,671

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED JUNE 30, 2016

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business—OSI Systems, Inc., together with its subsidiaries (the "Company"), is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. The Company sells its products in diversified markets, including homeland security, healthcare, defense and aerospace.

        The Company has three reporting segments: (i) Security, providing security inspection systems, turnkey security screening solutions and related services; (ii) Healthcare, providing patient monitoring, cardiology, anesthesia systems and defibrillator products, and related services and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare divisions as well as to external OEM customers and end users for applications in the defense, aerospace, medical and industrial markets, among others.

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

        Through its Healthcare division, the Company designs, manufactures, markets and services patient monitoring, cardiology, anesthesia delivery and ventilation systems, defibrillator products, and related supplies and accessories worldwide. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians' offices, medical clinics and ambulatory surgery centers amongst others; the defibrillators are also used in public facilities.

        Through its Optoelectronics and Manufacturing division, the Company designs, manufactures and markets optoelectronic devices and provides electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostic products, telecommunications, computer peripherals, industrial automation systems, automotive diagnostic systems, gaming systems and consumer products. This division provides products and services to OEM customers and end users as well as to the Company's own Security and Healthcare divisions.

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

        Pending Acquisition—On June 20, 2016, OSI Systems, Inc. and American Science and Engineering, Inc. signed a definitive agreement pursuant to which the Company will acquire AS&E for $37.00 in cash per share of common stock of AS&E for a total purchase price of approximately $269 million. The Company intends to fund the transaction with a combination of AS&E's cash on hand and money borrowed under its revolving credit facility. As of June 30, 2016, AS&E reported cash and cash equivalents of $74 million. The completion of the transaction is subject to the satisfaction of customary conditions, including, among others: (i) the requisite approval of AS&E's shareholders, (ii) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

Improvements Act of 1976 ("HSR Act") and (iii) the absence of any order or injunction issued by any court or governmental authority in the United States preventing the consummation of the transaction. The transaction is expected to close by December 31, 2016.

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

        Reclassifications—Certain reclassifications have been made to prior year amounts within the consolidated balance sheet to conform to the current year's presentation.

        The Company early adopted accounting standards update ("ASU") 2015-17, Balance Sheet Classification of Deferred Income Taxes, which amends the classification of deferred taxes. Deferred tax assets and liabilities will now be classified as non-current. Previously, the deferred income tax assets and liabilities had to be separated into current and non-current. The Company applied the ASU retrospectively, which resulted in reclassifications to the consolidated balance sheet as of June 30, 2015. In addition, unrelated to the adoption of ASU 2015-17, certain accounts were grouped differently than had been presented in the consolidated balance sheet as of June 30, 2015. The following table summarizes these reclassifications as follows (in thousands):

	Changes to Consolidated Balance Sheet as of June 30, 2015
	As previously presented DR (CR)	Reclassifications Pursuant to ASU 2015-17	Other Reclassifications	Current DR (CR)
Deferred income tax asset	44,887	(44,887)		—
Other assets	63,870	2,502		66,372
Income tax payable	(9,610)	—	9,610	—
Other accrued expenses and current liabilities	(52,593)	7,638	(9,610)	(54,565)
Advances from customers—non-current	(25,000)		25,000	—
Deferred income tax liability	(65,435)	34,747		(30,688)
Other long-term liabilities	(49,623)		(25,000)	(74,623)

		—	—

Net decrease to working capital		(37,249)	—

Net decrease to total assets		(42,385)	—

        Cash Equivalents—The Company considers all highly liquid investments purchased with maturities of approximately three months or less as of the acquisition date to be cash equivalents.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

        Accounts Receivable—The Company monitors collections and payments from its customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.

        Components of accounts receivable consisted of (in thousands):

	June 30,
	2015	2016
Accounts receivables	$184,419	$148,767
Less allowance for doubtful accounts	(5,900)	(7,051)

Total	$178,519	$141,716

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

        Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged while assets are used in service and are computed using the straight-line method over the estimated useful lives of the assets taking into consideration any estimated salvage value. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the useful life of the asset or the lease term. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense. In the event that property and equipment are idle, as a result of excess capacity or the early termination, non-renewal or reduction in scope of a turnkey screening operation, such assets are assessed for impairment on a periodic basis or if any indicators of impairment exist. Certain fixed assets related to the Company's turnkey security screening program in Mexico are not currently in use. As of June 30, 2016, the net value of these assets is approximately $15 million, which is included in property and equipment in the condensed consolidated balance sheet.

        Goodwill and Other Intangible Assets and Valuation of Long-Lived Assets—Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill is allocated to the Company's segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is annually tested for impairment during the Company's second quarter and more often if there is an indicator of impairment. Intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. The Company assesses qualitative factors of each of its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such assessments indicated that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill. Thus, the Company has determined that it is not necessary to proceed with the two-step goodwill impairment test. There was no goodwill impairment for each of three fiscal years ended June 30, 2016.

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

FOR THE THREE YEARS ENDED JUNE 30, 2016

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

        Fair Value of Financial Instruments—The Company's financial instruments consist primarily of cash, marketable securities, derivative instruments, accounts receivable, accounts payable and debt instruments. The carrying values of financial instruments, other than long-term debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of the Company's long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates available to the Company.

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. "Level 1" category includes assets and liabilities at the quoted prices in active markets for identical assets and liabilities. "Level 2" category includes assets and liabilities from observable inputs other than quoted market prices. "Level 3" category includes assets and liabilities whose valuation techniques are unobservable and significant to the fair value measurement. There were no assets where "Level 3" valuation techniques were used. As further discussed in note 9 to the condensed consolidated financial statements, the Company's contingent payment obligations related to acquisitions are valued using "Level 3" valuation techniques. Such obligations are measured at fair value on a recurring basis. The fair values of our financial assets and liabilities as of June 30, 2015 and 2016 are categorized as follows (in thousands):

	June 30, 2015				June 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$291	$2,150	$—	$2,441	$354	$—	—	$354
Insurance company contracts	—	20,100	—	20,100	—	21,353	—	21,353
Interest rate contract	—	(41)	—	(41)	—	(31)	—	(31)

Total assets	$291	$22,209	$—	$22,500	$354	$21,322	$—	$21,676

Liabilities—Contingent payment obligations	$—	$—	$17,175	$17,175	$—	$—	$17,117	$17,117

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

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

        In connection with the agreement with the Servicio de Administración Tributaria ("SAT") in Mexico, revenue is recognized based upon proportional performance, measured by the actual number of labor hours incurred divided by the total estimated number of labor hours for the project. The impact of changes in the estimated labor hours to service the agreement is reflected in the period during which the change becomes known. In this agreement, customer billings may be submitted for several separate deliverables including: monthly services, activation of services, training of customer personnel and consultation on the design and location of security scanning operations, among others. In the event that payments received from the customer exceed revenue recognition, deferred revenue is recorded. In the event that revenue recognition exceeds payments received from the customer, unbilled receivables are recorded.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

        Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period for all stock-based awards granted or modified. Certain restricted awards vest based on the achievement of pre-established performance criteria. The fair value of performance-based awards is estimated at the date of grant based upon the probability that the specified performance criteria will be met, adjusted for estimated forfeitures. Each quarter the Company updates the assessment of the probability that the specified performance criteria will be achieved and adjusts the estimate of the fair value of the performance-based awards if necessary. The Company amortizes the fair value of performance-based awards over the requisite service period for each separately vesting tranche of the award. See note 7 to the consolidated financial statements.

        Impairment, Restructuring and Other Charges—The Company accounts for certain charges related to restructuring activities, litigation, acquisition-related costs and other non-routine charges as Impairment, restructuring and other charges in the consolidated financial statements. See note 5 for additional information about these restructuring charges.

        Credit Risk and Concentration—Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company restricts investments in cash equivalents to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's worldwide customer base. As of June 30, 2015 and 2016, no customer accounted for greater than 10% of accounts receivable. SAT accounted for 12% and 14% of revenues for the fiscal years ended June 30, 2015 and 2016, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses.

        The Company relies primarily on a vendor that provides key components to the Optoelectronics and Manufacturing division. While management believes that relying on key vendors improves the efficiency and reliability of business operations, relying on any one vendor for a significant aspect of business can have a significant negative impact on revenue and profitability if that vendor fails to perform at acceptable service levels for any reason, including financial difficulties of the vendor.

        Foreign Currency Translation—The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains and losses, which were included in the Company's consolidated statement of operations, amounted to a gain (loss) of approximately $(1.8) million, $2.1 million and $(0.8) million for the fiscal years ended June 30, 2014, 2015 and 2016, respectively.

        Business Combinations—The Company allocates the fair value of purchase consideration to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, and trade names, useful lives and discount

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

        During the year ended June 30, 2016, the Company acquired all of the outstanding shares of capital stock of a distributor and manufacturer of electronic components in the United Kingdom, a distributor and manufacturer of flex circuit and touch panel design products in California and a security equipment service company in Brazil. The combined purchase prices consisted of cash payments at closing of $17.8 million, holdbacks of $2.6 million for potential indemnity claims and $13.8 million for the fair value of contingent consideration. The indemnity holdbacks are payable in fiscal 2017, if not used for indemnification claims. The combined purchase prices were allocated to the fair values of the net tangible and intangible assets. The combined allocations of intangible assets consisted of $25.3 million of goodwill and $8.3 million of identifiable intangible assets, which was comprised of $1.2 million of technology, $6.0 million of customer relationships, $0.9 million of trademarks and trade names, and $0.2 million of non-compete covenants.

        Earnings per Share—Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock or units awards under the treasury stock method. During the fiscal years ending June 30, 2014 and 2015, respectively, the number of stock options and stock awards excluded from the calculation because they were antidilutive was de minimis. Stock option and stock awards to purchase 0.1 million shares of common stock for the fiscal year ending June 30, 2016 were excluded for the calculation because to do so would have been antidilutive.

        The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended June 30 (in thousands, except earnings per share data):

	2014	2015	2016
Net income available to common stockholders	$47,894	$65,151	$26,157

Weighted average shares outstanding—basic	19,952	19,799	19,427
Dilutive effect of equity awards	635	727	649

Weighted average shares outstanding—diluted	20,587	20,526	20,076

Basic earnings per share	$2.40	$3.29	$1.35

Diluted earnings per share	$2.33	$3.17	$1.30

        Warranty Provision—The Company offers its customers warranties on many of the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The warranty

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

provision is included in the Other accrued expenses and current liabilities in the consolidated balance sheets, whose activity for each of the three fiscal years ended June 30, 2016 is summarized in the following table (in thousands)

Warranty provision as of June 30, 2013	$12,890
Warranty claims provision	5,573
Settlements made	(6,540)

Warranty provision as of June 30, 2014	$11,923
Warranty claims provision	6,043
Settlements made	(5,228)

Warranty provision as of June 30, 2015	$12,738
Warranty claims provision	12,296
Settlements made	(9,086)

Warranty provision as of June 30, 2016	$15,948

        Recent Accounting Updates Not Yet Adopted—In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") amending revenue recognition requirements for multiple-deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for fiscal years beginning after December 15, 2017 and for interim reporting periods within that reporting period. Earlier application is permitted only as of fiscal years beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not yet selected a transition method and is currently evaluating the impact this ASU may have on its financial condition and results of operations.

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

        In September 2015, FASB issued an ASU simplifying the measurement-period adjustments for acquisitions. This update provides guidance on how an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This amendment requires the acquirer to recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined rather than retrospectively. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period. The Company has not yet adopted this ASU and is currently evaluating the impact it may have on its financial condition and results of operations.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

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

2.    INVENTORIES

        Inventory consisted of the following (in thousands):

	June 30,
	2015	2016
Raw materials	$131,373	$133,540
Work-in-process	45,386	47,460
Finished goods	53,662	92,288

Total	$230,421	$273,288

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

3.    PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (in thousands):

		June 30,
	Estimated Useful Lives
		2015	2016
Land	N/A	$14,419	$14,498
Buildings, civil works and improvements	20-40 years	170,373	170,232
Leasehold improvements	1-12 years	9,991	9,015
Equipment and tooling	3-10 years	152,518	154,309
Furniture and fixtures	3-13 years	3,475	3,314
Computer equipment	3-5 years	17,147	17,902
Computer software	3-10 years	16,612	17,769
Construction in process	N/A	6,365	4,978

Total		390,900	392,017
Less accumulated depreciation and amortization		(165,197)	(208,903)

Property and equipment, net		$225,703	$183,114

        During fiscal 2014, 2015 and 2016, depreciation expense was approximately $49.9 million, $55.4 million and $52.2 million, respectively.

4.    GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for fiscal 2015 and 2016 are as follows (in thousands):

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Consolidated
Balance as of June 30, 2014	$29,507	$37,237	$25,863	$92,607
Goodwill acquired or adjusted during the period	957	6,988	(49)	7,896
Foreign currency translation adjustment	(734)	(1,043)	(559)	(2,336)

Balance as of June 30, 2015	$29,730	$43,182	$25,255	$98,167
Goodwill acquired or adjusted during the period	3,187	—	23,980	27,167
Foreign currency translation adjustment	5	(608)	(1,912)	(2,515)

Balance as of June 30, 2016	$32,922	$42,574	$47,323	$122,819

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

        Intangible assets subject to amortization consisted of the following (in thousands):

		June 30, 2015			June 30, 2016
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	8 years	$24,631	$7,500	$17,131	$22,091	$4,120	$17,971
Patents	20 years	7,206	994	6,212	8,111	1,760	6,351
Developed technology	11 years	13,397	4,528	8,869	12,901	3,969	8,932
Customer relationships/backlog	7 years	8,619	3,406	5,213	14,223	4,862	9,361

Total amortizable assets		53,853	16,428	37,425	57,326	14,711	42,615
Non-amortizable assets:
Trademarks		12,988	—	12,988	13,668	—	13,668

Total intangible assets		$66,841	$16,428	$50,413	$70,994	$14,711	$56,283

        Amortization expense for fiscal 2014, 2015 and 2016 was $4.3 million, $3.6 million and $5.7 million, respectively. Future acquisitions could cause these amounts to increase. At June 30, 2016, estimated future amortization expense was as follows (in thousands):

2017	$7,784
2018	8,647
2019	7,282
2020	4,787
2021	2,594
2022 and thereafter, including assets that have not yet begun to be amortized	11,521

Total	$42,615

        Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in thereafter in the table above. During fiscal 2014, 2015 and 2016, the Company capitalized software development costs in the amount of $3.0 million, $3.0 million and $2.7 million, respectively.

5.    IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

        During the year ended June 30, 2016, the Company determined that certain assets will not be used and are permanently impaired. The Company also determined that it is more likely than not that a minority interest investment will not be recovered and that it is appropriate to impair the asset. In addition, the Company accounts for certain charges related to restructuring activities, litigation, acquisition-related costs and other non-routine charges as Impairment, restructuring and other charges in the consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

        The following table summarizes the impairment, restructuring and other charges for fiscal 2014, 2015 and 2016 (in thousands):

	2014	2015	2016
Impairment of assets	$—	$—	$6,821
Impairment of minority interest investment	—	—	2,853

Total impairment charges	—	—	9,674
Debt restructuring	1,325	—	—
Facility closure / consolidations	2,772	2,524	693
Employee termination costs	1,555	2,850	4,547
Charges related to government contract issues	5,798	3,772	496
Charges related to class action litigation	594	704	—
Legal settlements and related costs	—	—	2,934
Acquisition-related costs	—	—	3,476
Other	—	—	194

Total impairment, restructuring and other charges	$12,044	$9,850	$22,014

6.    LINE-OF-CREDIT BORROWINGS AND DEBT

        The Company has a $450 million revolving credit facility maturing May 2019. The credit facility includes a $375 million sub-limit for letters of credit. The Company has the ability to increase the facility by $200 million under certain circumstances. Borrowings under this facility bear interest at LIBOR plus a margin of 1.25% as of June 30, 2016. This margin is determined by the Company's consolidated leverage ratio and may range from 1.25% to 2.0%. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.20% as of June 30, 2016 but this can range from 0.20% to 0.35% based on the Company's consolidated leverage ratio. The Company's borrowings under the credit agreement are guaranteed by certain of the Company's U.S.-based subsidiaries and are secured by substantially all of the assets of the Company and certain subsidiaries. The agreement contains various representations and warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of June 30, 2016, there was $125 million outstanding under the revolving credit facility and $6.2 million outstanding under the letters-of-credit sub-facility. As of June 30, 2016, the Company believes that it is in compliance with all related covenants to this credit facility.

        Several of the Company's foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of June 30, 2016, $37.1 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of June 30, 2016, the total amount available under these credit facilities was $19.1 million, with a total cash borrowing sub-limit of $1.3 million.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

        Long-term debt consisted of the following at June 30 (in thousands):

	2015	2016
Term loans	$8,935	$6,847
Other long-term debt	2,422	1,966
	11,357	8,813
Less current portion of long-term debt	2,801	2,759

Long-term portion of debt	$8,556	$6,054

        Fiscal year principal payments of long-term debt as of June 30, 2016 are as follows (in thousands):

2017	$2,759
2018	2,383
2019	2,044
2020	801
2021	183
2022 and thereafter	643

Total	$8,813

7.    STOCK-BASED COMPENSATION

        As of June 30, 2016, the Company maintained two share-based employee compensation plans (the "OSI Plans"): the 2012 Incentive Award Plan ("2012 Plan") and the Amended and Restated 2006 Equity Participation Plan ("2006 Plan"). Upon stockholder approval of the 2012 Plan, the Company ceased to make grants under the 2006 Plan.

        The Company recorded stock-based-compensation expense in the consolidated statement of operations as follows (in thousands):

	2014	2015	2016
Cost of goods sold	$887	$1,037	$1,199
Selling, general and administrative	15,940	21,249	19,307
Research and development	156	215	253

Stock based compensation expense	16,983	22,501	20,759
Less: Related income tax benefit	(6,498)	(8,552)	(7,762)

Stock based compensation expense, net	$10,485	$13,949	$12,997

        As of June 30, 2016, total unrecognized compensation cost related to share-based compensation grants were estimated at $0.8 million for stock options and $12.0 million for restricted stock and restricted stock units ("RSUs") under the OSI Plans. The Company expects to recognize these costs over a weighted-average period of 1.8 years with respect to the options and 2.0 years for grants of restricted stock and RSUs.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

        Employee Stock Purchase Plan—The Company has an employee stock purchase plan under which eligible employees may purchase a limited number of shares of Common Stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the three years ended June 30, 2014, 2015 and 2016, employees purchased 29,185, 65,706 and 60,375 shares, respectively. As of June 30, 2016, there were 893,119 shares of the Company's Common Stock available for issuance under the plan.

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

        Under the OSI Plans, the exercise price of nonqualified options and incentive stock options may not be less than the fair market value of the Company's Common Stock on the date of grant. The exercise price of nonqualified options and incentive stock options granted to individuals who own more than 10% of the Company's voting stock may not be less than 110% of the fair market value of the Company's Common Stock on the date of grant. Stock options granted under the OSI Plans typically vest over three years based on continued service. Restricted stock and RSUs typically vest over three to four years based on continued service. Certain restricted stock awards granted to senior management vest based on the achievement of pre-established performance criteria.

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

FOR THE THREE YEARS ENDED JUNE 30, 2016

        Expected Holding Period.    The Company uses historical stock option exercise data to estimate the expected holding period.

        Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below.

	2014	2015	2016
Expected dividend	0%	0%	0%
Risk-free interest rate	1.3%	1.5%	1.4%
Expected volatility	33.0%	31.0%	31.0%
Expected holding period (in years)	4.5	4.5	4.5

        The following summarizes stock option activity for fiscal years 2014, 2015 and 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2013	1,019,733	26.33
Granted	10,294	70.59
Exercised	(1,169)	39.97
Expired or forfeited	(5,867)	54.06

Outstanding at June 30, 2014	1,022,991	26.60
Granted	45,104	68.05
Exercised	(38,907)	41.20
Expired or forfeited	(16,538)	62.20

Outstanding at June 30, 2015	1,012,650	27.30
Granted	35,162	73.42
Exercised	(107,059)	28.05
Expired or forfeited	(6,641)	66.56

Outstanding at June 30, 2016	934,112	28.67	4.0 years	$28,378

Exercisable at June 30, 2016	887,786	$25.94	3.7 years	$28,373

        The per-share weighted-average grant-date fair value of stock options granted under the OSI Plans was $20.78, $19.26 and $20.66 for fiscal 2014, 2015 and 2016, respectively. The total intrinsic value of options exercised during fiscal 2016 was $6,077,000.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

        Restricted Stock Awards and Restricted Stock Units—A summary of restricted stock award and RSU activity for the periods indicated was as follows:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2013	627,124	$43.13
Granted	322,275	63.73
Vested	(283,091)	39.40
Forfeited	(4,908)	49.22

Nonvested at June 30, 2014	661,400	$54.78
Granted	281,163	64.68
Vested	(262,221)	42.75
Forfeited	(20,436)	55.62

Nonvested at June 30, 2015	659,906	$63.75
Granted	337,628	72.90
Vested	(417,896)	65.36
Forfeited	(49,140)	67.70

Nonvested at June 30, 2016	530,498	$67.94

        The per-share weighted average grant-date fair value of restricted stock and RSUs granted under the OSI Plans was $63.73, $64.68 and $72.90 for fiscal 2014, 2015 and 2016, respectively. The total fair value of shares vested during fiscal 2014, 2015 and 2016 was $11.2 million, $11.2 million and $27.3 million, respectively.

        As of June 30, 2016, there were approximately 2.0 million shares available for grant under the 2012 Plan. Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

        The Company granted 160,922, 151,469 and 139,300 performance-based awards during fiscal 2014, 2015 and 2016, respectively. These performance-based restricted stock and RSU awards are contingent on the achievement of certain performance metrics. The payout can range from zero to 250% of the original number of shares or units awarded.

8.    INCOME TAXES

        The following is a geographical breakdown of income before the provision for income taxes (in thousands):

	2014	2015	2016
Pre-tax income (loss):
United States	$(22,604)	$(16,428)	$(34,732)
Foreign	98,459	105,281	70,227

Total pre-tax income	$75,855	$88,853	$35,495

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

        The Company's provision (benefit) for income taxes consists of the following (in thousands):

	2014	2015	2016
Current:
Federal	$(704)	$2,502	$(488)
State	113	1,276	108
Foreign	20,616	25,880	22,942

Total current provision	20,025	29,658	22,562
Deferred:
Federal	$(5,366)	$(7,910)	$(11,865)
State	(1,128)	(1,180)	473
Foreign	14,430	3,134	(1,832)

Total deferred provision	7,936	(5,956)	(13,224)

Total provision	$27,961	$23,702	$9,338

        As of June 30, 2015 and 2016, the Company's liability for uncertain tax positions was $6.7 million and $4.9 million, respectively. The $4.9 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

        The Company recognizes potential interest and penalties related to income tax matters in income tax expense. As of June 30, 2016, the Company had accrued $0.5 million for interest and penalties. The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include fiscal years after 2011 for federal purposes, fiscal years after 2010 for state purposes and fiscal years after 2005 for various foreign jurisdictions. Facts and circumstances could arise that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of statutes of limitation. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

        A summary of activity of unrecognized tax benefits for fiscal 2014, 2015 and 2016 is as follows (in thousands).

Balance as July 1, 2014	$6,824
Additions on tax positions for the current year	5,806
Additions on tax positions from prior years	453
Reduction in tax position from prior year	(2,034)

Balance at June 30, 2015	$11,049
Additions on tax positions for the current year	350
Additions on tax positions from prior years	533
Reduction in tax position from prior year	(2,178)

Balance at June 30, 2016	$9,754

        The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time. At

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

June 30, 2016, undistributed earnings of the foreign subsidiaries amounted to approximately $577 million. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be approximately $202 million. The amount of tax payable could be significantly impacted by the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes and the opportunity to use foreign tax credits.

        Deferred income tax assets (liabilities) consisted of the following (in thousands):

	June 30,
	2015	2016
Deferred income tax assets:
Tax credit carryforwards	$9,274	$16,003
Net operating loss carryforwards	5,915	17,468
Customer advances	25,797	14,284
Allowance for doubtful accounts	2,978	3,757
Inventory reserve	9,308	10,700
Inventory capitalization	3,257	4,637
Accrued liabilities	6,221	5,912
Stock & deferred compensation	21,087	20,699
Other assets	5,904	3,641

Total deferred income tax assets	89,741	97,101
Valuation allowance	(12,728)	(14,458)

Net deferred income tax assets	77,013	82,643

Deferred income tax liabilities:
Depreciation	(50,029)	(41,415)
State income taxes	(1,965)	(1,629)
Amortization of intangible assets	(14,412)	(21,408)
Prepaid expenses	(5,767)	(3,813)
Other liabilities	(13)	(63)

Total deferred income tax liabilities	(72,186)	(68,328)

Net deferred tax asset	$4,827	$14,315

        The components of the net deferred income tax asset are classified in the consolidated balance sheets as follows (in thousands):

	2015	2016
Long term deferred income tax asset, included in other assets	35,515	43,475
Long term deferred income tax liability	(30,688)	(29,160)

Net deferred income tax asset	$4,827	$14,315

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

        The components of current taxes receivable and payable and prepaid taxes are classified in the consolidated balance sheets as follows (in thousands):

	2015	2016
Current taxes receivable and prepaid taxes, included in prepaid expenses and other current assets	$12,784	$12,495
Current taxes payable	(9,610)	(8,032)

Net tax receivable	3,174	4,463

        As of June 30, 2016, the Company had federal, state, and foreign net operating loss carryforwards of approximately $36.1 million, $47.7 million and $28.7 million, respectively. As of June 30, 2016, the Company had federal and state research and development tax credit carryforwards of approximately $9.6 million and $3.8 million, respectively. As of June 30, 2016, the Company had foreign tax credit carryforwards of $7.3 million. The Company's credit carryforwards will begin to expire in the tax year ending June 30, 2018.

        The Company has established valuation allowances that relate to the net operating loss of certain subsidiaries, foreign tax credits and R&D credits. During the year ended June 30, 2016, the Company recorded a net aggregated increase of $1.7 million to these valuation allowances. The Company reviews the adequacy of individual valuation allowances and releases such allowances when it is determined that it is more likely than not that the related benefits will be realized.

        The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for net operating losses resulting from excess tax benefits. As of June 30, 2016, deferred tax assets do not include approximately $4.7 million of these excess tax benefits from employee stock option exercises that are a component of the Company's net operating loss carry forwards. Accordingly, additional paid-in capital will be increased up to an additional $4.7 million if and when such excess tax benefits are realized. However, to the extent additional paid-in capital has been recognized for qualifying excess tax deductions from previous share-based payments, the write off of the deferred tax asset when the tax deduction is less than recognized compensation cost is charged to additional paid-in capital, with any remainder charged to provision for income taxes.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

        The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	June 30,
	2014	2015	2016
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
UK Patent Box benefit	—	(2.1)	—
Impact to tax rate as a result of accelerating depreciation of certain foreign assets	10.1	—	—
Research and development tax credits	(0.7)	(0.9)	(1.8)
Foreign income subject to tax at other than federal statutory rate	(10.0)	(9.4)	(8.9)
Change in valuation allowance	2.8	(1.1)	5.8
Unrecognized tax benefit	(2.5)	4.1	(5.0)
Tax on foreign currency gains and losses	—	—	2.3
Transaction costs	—	—	2.3
US Tax on Foreign Earnings	0.3	4.9	4.5
Non-taxable earnings from acquisitions	(0.5)	(2.3)	(7.9)
Mexico imputed income or expense	2.8	(0.7)	(0.4)
Other	(0.4)	(0.8)	0.4

Effective income tax rate	36.9%	26.7%	26.3%

        The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

9.    COMMITMENTS AND CONTINGENCIES

        The following is a summary of commitments as of June 30, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Total debt	$133,813	$127,759	$4,427	$984	$643
Operating leases	$17,050	$6,651	$6,864	$2,450	$1,085
Purchase obligations	$25,360	$24,730	$630	$—	$—
Acquisition-related obligations	$288,839	$274,776	$10,003	$4,060	$—
Defined benefit plan obligation	$9,615	$139	$847	$2,380	$6,249

Total contractual obligations	$474,677	$434,055	$22,771	$9,874	$7,977

Other Commercial Commitments—letters of credit	$43,241	$9,351	$29,439	$1,017	$3,434

        Operating Leases—The Company leases facilities and certain equipment under various operating lease agreements. Certain leases provide for periodic rent increases and may contain escalation clauses and renewal options. Rent expense totaled $9.9 million, $10.0 million and $9.0 million for fiscal years 2014, 2015 and 2016, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

        Contingent Acquisition Obligations—Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones. The maximum amount of such future payments under arrangements with contingent consideration caps is $34.7 million as of June 30, 2016. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing, the technology of CXR Limited, a company acquired in 2004. For acquisitions that occurred prior to fiscal year 2010, the Company accounts for such contingent payments as an addition to the purchase price of the acquired business. Otherwise, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition in the consolidated balance sheets with subsequent revisions reflected in the consolidated statements of operations. As of June 30, 2015 and 2016, $17.2 million and $17.1 million of contingent payment obligations, respectively, are included in Other accrued expenses and current liabilities and Other long-term liabilities in the accompanying consolidated balance sheets. During fiscal 2016, additional contingent consideration of $13.8 million was recorded as a result of three acquisitions consummated during the period, $0.8 million of contingent consideration was paid, and the liability was reduced by $13.1 million due to revaluation and is included as a reduction to Selling, general and administrative expense in the consolidated statements of operations.

        Advances from Customers—The Company receives advances from customers associated with certain projects. In fiscal 2012, the Company entered into an agreement with the Mexican government to provide a turnkey security screening solution at various locations throughout the country. Associated with the agreement, the Company was provided an advance totaling $100 million. The Company is obligated to provide a guarantee until the advance has been amortized. As of June 30, 2016, $25.0 million of this advance remains outstanding and is included in Advances from customers.

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

        During one investigation at the Company's Hawthorne, California facility, the Company discovered soil and groundwater contamination that it believes was the result of unspecified on- and off-site releases occurring prior to the Company's occupancy. Historical usage of this site includes semiconductor and electronics manufacturing, dating back to the mid-1960s, as well as possible aircraft and related manufacturing dating to the early 1940s. Similar operations, including chemical manufacturing and storage, were conducted at neighboring sites throughout that period and into the 1990s. It is not presently known when the releases occurred or by whom they were caused, though Company records, in conjunction with data obtained from soil and groundwater surveys, support the Company's assertion that these releases are historical in nature, having occurred prior to the Company's occupancy. Further, the groundwater contamination is a known regional issue, not limited to the Company's premises or its immediate surroundings. The Company has filed all requisite reports with the appropriate environmental authorities and continues to cooperate with the local governing agency to develop a complete and accurate characterization of this site. Recent activities include the installation of groundwater monitoring wells, indoor air quality monitoring and additional soil and soil vapor studies. Results from these studies are being evaluated to determine the extent of the on-site releases as well as appropriate and cost-effective remedial action measures.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

Periodic groundwater monitoring is expected to continue until such time as the governing authority requests further action.

        The Company has not accrued for loss contingencies relating to the Hawthorne facility or any other environmental matters because it believes that, although unfavorable outcomes may be possible, they are not considered by the Company's management to be probable and reasonably estimable. If one or more of these environmental matters are resolved in a manner adverse to the Company, the impact on the Company's business, financial condition, results of operations and cash flow could be material.

        Indemnifications—In the normal course of business, the Company has agreed to indemnify certain parties with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to contingent indemnification obligations as of June 30, 2016.

        Legal Proceedings—Three shareholder derivative complaints (the "Derivative Actions") have been filed purportedly on behalf of the Company against the members of the Company's Board of Directors (as individual defendants). Hagan v. Chopra et al. was filed in the United States District Court for the Central District of California (the "Court") on April 15, 2014, and was subsequently consolidated by the Court with City of Irving Benefit Plan v. Chopra et al., which was filed on December 29, 2014. Kocen v. Chopra et al. was filed in the Delaware Court of Chancery on July 14, 2015. The Derivative Actions generally assert claims for breach of fiduciary duties and unjust enrichment against the individual defendants on behalf of the Company. Plaintiffs in the Derivative Actions seek unspecified damages, restitution, injunctive relief, attorneys' and experts' fees, costs, expenses, and other unspecified relief. Following a mediation and post-mediation settlement discussions, the parties to the Derivative Actions reached a settlement and have signed a settlement term sheet, which, if approved, would provide for the resolution of all pending claims in both the California and Delaware actions. The Company and the other defendants agreed to the settlement term sheet to avoid further expense, inconvenience, and the distraction and inherent risks of burdensome and protracted litigation. Neither the Company nor the individual defendants conceded any wrongdoing or liability, and continue to believe that they have meritorious defenses to all claims alleged in the Derivative Actions. The settlement is subject to approval by the Court and certain other conditions.

        The Company is involved in various other claims and legal proceedings arising in the ordinary course of business. In the Company's opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company has not accrued for loss contingencies relating to such matters because it believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable and reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company's business, financial condition, results of operations and cash flow could be material.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

10.    STOCKHOLDERS' EQUITY

Stock Repurchase Program

        The Company's Board of Directors has authorized Common Stock repurchase programs. During fiscal 2014, 2015 and 2016, the Company repurchased 165,845 shares, 454,635 shares and 1,201,402 shares, respectively, under these programs. As of June 30, 2016, 1,063,158 shares were available for additional repurchase under the programs. Upon repurchase, the shares were restored to the status of authorized but unissued shares in the accompanying consolidated financial statements.

11.    RELATED-PARTY TRANSACTIONS

        In 1994, the Company, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. The Company owns a 36% interest in the joint venture, the Company's Chairman and Chief Executive Officer owns a 10.5% interest, and the Company's Executive Vice President of OSI Solutions Business and Director owns a 4.5% ownership interest. The Company's initial investment was approximately $0.1 million. For each of the years ended June 30, 2015 and 2016, the Company's equity earnings in the joint venture were less than $0.1 million. There was no equity earnings in the joint venture recognized for the year ended June 30, 2014. The Company, its Chairman and Chief Executive Officer and the Company's Executive Vice President of OSI Solutions Business and Director collectively control less than 50% of the board of directors voting power in the joint venture. As a result, the Company accounts for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of the Company's subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for fiscal 2014, 2015 and 2016 were approximately $5.2 million, $7.3 million and $9.1 million, respectively. Receivables from the joint venture were $2.7 million and $3.6 million as of June 30, 2015 and 2016, respectively.

        The Company has contracted with entities owned by its Chief Executive Officer and/or his family members to provide auto rental, printing, warehousing and consulting services. Such expenses for 2014 and 2016 were approximately $31,000 and $34,000, respectively; there were no expenses during 2015.

12.    EMPLOYEE BENEFIT PLANS

Employee Retirement Savings Plans

        The Company has various qualified employee retirement savings plans. Participants can contribute certain amounts to the plans and the Company matches a certain portion of employee contributions. The Company contributed approximately $4.1 million, $4.5 million and $4.6 million to the plans for the fiscal years ended June 30, 2014, 2015 and 2016, respectively.

Deferred Compensation Plan

        The Company has a deferred compensation plan, which meets the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that selected employees are eligible to defer up to 80% of their salaries and up to 100% of their bonuses. The Company may also make employer contributions to participant accounts in certain circumstances. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

termination of their employment for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary Company contributions and the related earnings are subject to a vesting schedule dependent upon years of service to the Company and, also, vest completely upon the participant's disability or death while employed by the Company or immediately prior to a change of control. The Company made contributions of $0.6 million, $0.7 million and $0.6 million during fiscal year 2014, 2015 and 2016, respectively. As of June 30, 2016, the Company held assets of $21.3 million and liabilities of $16.0 million related to this plan. Assets related to this plan are included in other assets and liabilities related to this plan are included in other long-term liabilities in the consolidated balance sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

        The following provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for fiscal years 2015 and 2016, and a statement of the funded status as of June 30, 2015 and 2016 (in thousands):

	2015	2016
Change in Benefit Obligation
Benefit obligation at beginning of year	$13,690	$13,896
Translation adjustment	(941)	(933)
Service costs	34	—
Interest costs	671	582
Curtailment	—	(1,187)
Actuarial (gain) loss	585	1,226
Benefits paid	(143)	(279)

Benefit obligation at end of year	13,896	13,305

Change in Plan Assets
Fair value of plan assets at beginning of year	7,711	7,090
Translation adjustment	(849)	(923)
Actual return on plan assets	366	488
Company contributions	77	55
Benefits paid	(215)	(1,500)

Fair value of plan assets at end of year	7,090	5,210

Funded status	(6,806)	(8,095)
Unrecognized net actuarial loss	—	—

Net amount recognized	$(6,806)	$(8,095)

Amount recognized in consolidated balance sheets consists of:
Investments	$782	$648
Accrued pension liability	(6,829)	(8,581)
Accumulated other comprehensive income	2,488	2,792

        The following table provides the net periodic benefit costs for each of the fiscal years ended June 30, (in thousands):

	2014	2015	2016
Net Periodic Benefit Costs
Service costs	$58	$34	$—
Interest costs	697	671	582
Expected return on plan assets	(393)	(418)	(303)
Amortization of prior service costs	615	615	420
Recognized actuarial loss	144	204	43

Net periodic benefit cost	$1,121	$1,106	$742

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

Plan Assumptions

	2015	2016
Weighted average assumptions at year-end:
Discount rate	4.5%	3.5%
Expected return on plan assets	5.1%	4.8%
Rate of compensation increase	2.0%	2.9%

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

Plan Assets and Investment Policy

	Fiscal year ended June 30, 2015		Fiscal year ended June 30, 2016
	Proportion of Fair Value	Expected Rate of Return	Proportion of Fair Value	Expected Rate of Return
Equity securities	56%	7%	58%	7%
Debt securities	40%	2%	32%	2%
Other	4%	4%	10%	2%

Combined	100%	5.1%	100%	4.8%

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

Projected Benefit Payments

        The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2016 (in thousands):

Pension Benefits
July 1, 2016 to June 30, 2017	$139
July 1, 2017 to June 30, 2018	171
July 1, 2018 to June 30, 2019	676
July 1, 2019 to June 30, 2020	1,185
July 1, 2020 to June 30, 2021	1,195
July 1, 2021 to June 30, 2026	6,249

Company Contribution

        As of June 30, 2016, the Company's weighted average contribution rate is under 1% of pensionable salaries. If Company contributions continue at the current rate, the estimated total Company contributions for fiscal 2017 will be approximately $0.1 million.

13.    SEGMENT INFORMATION

        The Company has determined that it operates in three identifiable industry segments: (a) security and inspection systems (Security division), (b) medical monitoring and anesthesia systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). The Company also has a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses; expenses related to stock issuances and legal, audit and other professional service fees not allocated to product segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the businesses of the Optoelectronics and Manufacturing division primarily supply components and subsystems to OEM customers, including to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in note 1, Summary of Significant Accounting Policies.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

        The following tables present the operations and identifiable assets by industry segment (in thousands):

	2014
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$440,439	$222,313	$243,990	$—	$—	$906,742
Revenue between product segments	—	—	40,506	—	(40,506)	—

Total revenues	$440,439	$222,313	$284,496	$—	(40,506)	$906,742

Income (loss) from operations	$59,501	$18,495	$14,663	$(11,497)	$133	$81,295

Segments assets	$535,306	$190,612	$169,084	$120,727	$(4,652)	$1,011,077

Capital expenditures	$38,066	$6,718	$2,801	$7,013	$—	$54,598

Depreciation and amortization	$40,573	$7,289	$4,971	$1,406	$—	$54,239

	2015
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$481,087	$255,691	$221,424	$—	$—	$958,202
Revenue between product segments	—	—	46,448	—	(46,448)	—

Total revenues	$481,087	$255,691	$267,872	$—	(46,448)	$958,202

Income (loss) from operations	$67,804	$24,666	$17,533	$(17,455)	$(440)	$92,108

Segments assets	$470,808	$223,412	$164,922	$82,789	$(4,642)	$937,289

Capital expenditures	$7,601	$2,628	$3,411	$1,646	$—	$15,286

Depreciation and amortization	$45,231	$7,223	$5,028	$1,494	$—	$58,976

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

	2016
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$411,212	$211,458	$206,990	$—	$—	$829,660
Revenue between product segments	—	—	40,512	—	(40,512)	—

Total revenues	$411,212	$211,458	$247,502	$—	(40,512)	$829,660

Income (loss) from operations	$37,845	$8,351	$19,654	$(27,199)	$(277)	$38,374

Segments assets	$519,068	$200,067	$211,337	$64,970	$(3,719)	$991,723

Capital expenditures	$8,910	$2,395	$4,539	$1,844	$—	$17,688

Depreciation and amortization	$43,257	$7,401	$5,842	$1,422	$—	$57,922

        The following tables present the revenues and identifiable assets by geographical area (in thousands):

	2014
	External revenues	Intersegment revenues	Total Consolidated	Long lived tangible assets	Long lived assets
Geographic region:
United States	$451,503	$7,303	$458,806	$42,933	$144,239
Mexico	130,330	—	130,330	191,512	191,512
Other Americas	20,914	—	20,914	7,059	7,059

Total Americas	602,747	7,303	610,050	241,504	342,810
United Kingdom	151,962	—	151,962	24,257	52,110
Other Europe, Middle East and Africa	18,543	—	18,543	5,807	10,317

Total EMEA	170,505	—	170,505	30,064	62,427
Asia-Pacific	133,490	33,203	166,693	15,657	18,210
Eliminations	—	(40,506)	(40,506)	N/A	N/A

Total	$906,742	$—	$906,742	$287,225	$423,447

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2016

	2015
	External revenues	Intersegment revenues	Total Consolidated	Long lived tangible assets	Long lived assets
Geographic region:
United States	$472,990	$6,583	$479,573	$48,203	$154,338
Mexico	120,582	—	120,582	154,939	154,939
Other Americas	21,035	—	21,035	6,158	6,158

Total Americas	614,607	6,583	621,190	209,300	315,435
United Kingdom	159,127	333	159,460	31,467	58,594
Other Europe, Middle East and Africa	31,238	—	31,238	1,472	14,323

Total EMEA	190,365	333	190,698	32,939	72,917
Asia-Pacific	153,230	39,532	192,762	14,320	16,787
Eliminations	—	(46,448)	(46,448)	N/A	N/A

Total	$958,202	$—	$958,202	$256,559	$405,139

	2016
	External revenues	Intersegment revenues	Total Consolidated	Long lived tangible assets	Long lived assets
Geographic region:
United States	$404,929	$5,803	$410,732	$40,855	$167,860
Mexico	119,039	—	119,039	115,954	115,954
Other Americas	15,525	—	15,525	5,193	7,055

Total Americas	539,493	5,803	545,296	162,002	290,869
United Kingdom	130,812	1,128	131,940	25,505	61,037
Other Europe, Middle East and Africa	38,233	—	38,233	11,556	23,898

Total EMEA	169,045	1,128	170,173	37,061	84,935
Asia-Pacific	121,122	33,581	154,703	14,765	17,126
Eliminations	—	(40,512)	(40,512)	N/A	N/A

Total	$829,660	$—	$829,660	$213,828	$392,930

        Pursuant to Accounting Standards Codification 280 "Segment Reporting," external revenues are attributed to individual countries based upon the location of the Company's selling entity.

*    *    *    *    *    *

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged in other accounts	Deductions- Write-offs	Balance at end of period
Balance for doubtful accounts:
Year ended June 30, 2014	$7,277	$193	$—	$1,779	$5,691

Year ended June 30, 2015	$5,691	$340	$—	$131	$5,900

Year ended June 30, 2016	$5,900	$2,095	$—	$944	$7,051

SUPPLEMENTARY DATA
UNAUDITED QUARTERLY RESULTS

        The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2015 and 2016 (in thousands, except per share data):

	Quarter Ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
	(Unaudited)
Revenues	$218,397	$257,829	$215,375	$266,601
Costs of goods sold	144,155	168,555	142,771	177,368

Gross profit	74,242	89,274	72,604	89,233

Operating expenses:
Selling, general and administrative	44,182	47,894	37,970	41,710
Research and development	12,670	13,240	12,559	13,170
Impairment, restructuring and other charges	726	2,079	3,620	3,425

Total operating expenses	57,578	63,213	54,149	58,305

Income from operations	16,664	26,061	18,455	30,928
Interest and other expense, net	(864)	(832)	(812)	(747)

Income before income taxes	15,800	25,229	17,643	30,181
Provision for income taxes	4,551	6,988	4,415	7,748

Net income	$11,249	$18,241	$13,228	$22,433

Basic earnings per common share	$0.32	$0.92	$0.67	$1.13

Diluted earnings per common share	$0.31	$0.89	$0.64	$1.09

	Quarter Ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
	(Unaudited)
Revenues	$200,050	$197,339	$210,804	$221,467
Costs of goods sold	132,079	129,275	140,745	150,702

Gross profit	67,971	68,064	70,059	70,765

Operating expenses:
Selling, general and administrative	40,393	43,141	39,233	43,888
Research and development	11,881	13,045	12,945	11,945
Impairment, restructuring and other charges	—	11,097	4,537	6,380

Total operating expenses	52,274	67,283	56,715	62,213

Income from operations	15,697	781	13,344	8,552
Interest and other expense, net	(794)	(623)	(666)	(796)

Income before income taxes	14,903	158	12,678	7,756
Provision for income taxes	4,098	50	3,335	1,855

Net income	$10,805	$108	$9,343	$5,901

Basic earnings per common share	$0.55	$0.01	$0.48	$0.31

Diluted earnings per common share	$0.53	$0.01	$0.47	$0.30

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC. (Registrant)
Date: August 19, 2016	By:	/s/ ALAN EDRICK Alan Edrick, Executive Vice President & Chief Financial Officer

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

Name	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 19, 2016
/s/ ALAN EDRICK Alan Edrick	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 19, 2016
/s/ AJAY MEHRA Ajay Mehra	Executive Vice President and Director	August 19, 2016
/s/ WILLIAM F. BALLHAUS, JR. William F. Ballhaus, Jr.	Director	August 19, 2016
/s/ STEVEN C. GOOD Steven C. Good	Director	August 19, 2016
/s/ JAMES B. HAWKINS James B. Hawkins	Director	August 19, 2016
/s/ MEYER LUSKIN Meyer Luskin	Director	August 19, 2016

II-1

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of June 20, 2016, by and among OSI Systems, Inc., Apple Merger Sub, Inc. and American Science and Engineering, Inc. (19)
3.1	Certificate of Incorporation of OSI Systems, Inc. (1)
3.2	Bylaws of OSI Systems, Inc. (1)
4.1	Form of Common Stock Certificate (1)
10.1†	Amended and Restated OSI Systems, Inc. Deferred Compensation Plan (2)
10.2†	OSI Systems, Inc. Nonqualified Defined Benefit Plan (3)
10.3†	Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan (4)
10.4†	Form of Indemnification Agreement for Directors and Executive Officers of OSI Systems, Inc. (5)
10.5	Credit Agreement dated October 15, 2010, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (6)
10.6	First Amendment to Credit Agreement dated November 10, 2011, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (7)
10.7	Second Amendment to Credit Agreement dated December 15, 2011, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (8)
10.8	Third Amendment to Credit Agreement dated April 10, 2012, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (9)
10.9	Fourth Amendment to Credit Agreement dated May 28, 2014 between Wells Fargo Bank, N.A. and OSI Systems, Inc. (10)
10.10†	Amended and Restated 2006 Equity Participation Plan of OSI Systems, Inc. (11)
10.11†	Employment Agreement effective as of January 1, 2012 between Deepak Chopra and OSI Systems, Inc. (12)
10.12†	Amendment to Employment Agreement effective as of July 1, 2015 between Deepak Chopra and OSI Systems, Inc. (17)
10.13†	Employment Agreement effective as of January 1, 2012 between Alan Edrick and OSI Systems, Inc. (12)
10.14†	Amendment to Employment Agreement effective as of July 1, 2015 between Alan Edrick and OSI Systems, Inc. (17)
10.15†	Employment Agreement effective as of January 1, 2012 between Ajay Mehra and OSI Systems, Inc. (12)
10.16†	Amendment to Employment Agreement effective as of May 1, 2015 between Ajay Mehra and OSI Systems, Inc. (18)
10.17†	Employment Agreement effective as of January 1, 2012 between Victor Sze and OSI Systems, Inc. (12)
10.18†	Amendment to Employment Agreement effective as of July 1, 2015 between Victor Sze and OSI Systems, Inc. (17)
10.19†	Employment Agreement effective as of January 1, 2012 between Nicholas Ong and Spacelabs Healthcare, Inc. (18)

No.	EXHIBIT DESCRIPTION
10.20†	Amendment to Employment Agreement effective as of July 1, 2015 between Nicholas Ong and Spacelabs Healthcare, Inc. (17)
10.21†	Retirement Benefit Award Agreement effective as of January 1, 2012 between Deepak Chopra and OSI Systems, Inc. (13)
10.22†	OSI Systems, Inc. 2012 Incentive Award Plan (14)
10.23†	Form of Restricted Stock Award Agreement (15)
10.24†	Form of Restricted Stock Unit Award Agreement (15)
10.25†	Form of Stock Option Agreement (15)
14.1	OSI Systems, Inc. Code of Ethics and Conduct effective May 23, 2016 (16)
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification Pursuant to Section 302
31.2*	Certification Pursuant to Section 302
32.1*	Certification Pursuant to Section 906
32.2*	Certification Pursuant to Section 906
101.1	The following financial information from the Registrant's Annual Report on Form 10-K for the year ended June 30, 2016 formatted in XBRL, as follows:

(i)	the consolidated balance sheets
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
(14)
Previously filed with our Proxy Statement on Schedule 14A filed on October 23, 2012.
(15)
Previously filed with our Registration Statement on Form S-8 filed on August 16, 2013.
(16)
Previously filed with our Current Report on Form 8-K filed on May 23, 2016.
(17)
Previously filed with our Quarterly Report on Form 10-Q filed on January 28, 2016.
(18)
Previously filed with our Quarterly Report on Form 10-Q filed on October 30, 2015.
(19)
Previously filed with our Current Report on Form 8-K filed on June 21, 2016.