Form 10-Q
period 2016-09-30
OSI SYSTEMS INC
filed 2016-10-31
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 27, 2016, there were 19,064,008 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I —FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

	June 30,	(Unaudited) September 30,
	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,370	$122,966
Accounts receivable, net	141,716	177,857
Inventories	273,288	289,601
Prepaid expenses and other current assets	35,944	45,757
Total current assets	555,318	636,181
Property and equipment, net	183,114	178,830
Goodwill	122,819	242,590
Intangible assets, net	56,283	129,349
Deferred income taxes	43,474	33,921
Other assets	30,715	32,142
Total assets	$991,723	$1,253,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$125,000	$339,000
Current portion of long-term debt	2,759	2,681
Accounts payable	69,490	66,129
Accrued payroll and related expenses	29,203	28,458
Advances from customers	55,408	61,016
Deferred revenue	29,978	36,468
Other accrued expenses and current liabilities	55,997	67,596
Total current liabilities	367,835	601,348
Long-term debt	6,054	5,623
Deferred income taxes	29,160	29,123
Other long-term liabilities	47,828	70,212
Total liabilities	450,877	706,306
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value—authorized, 100,000,000 shares; issued and outstanding, 18,912,157 shares at June 30, 2016 and 18,924,189 shares at September 30, 2016	219,114	225,020
Retained earnings	338,988	339,665
Accumulated other comprehensive loss	(17,256)	(17,978)
Total stockholders’ equity	540,846	546,707
Total liabilities and stockholders’ equity	$991,723	$1,253,013

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2015	2016
Net revenues:
Products	$135,501	$153,457
Services	64,549	67,398
Total net revenues	200,050	220,855
Cost of goods sold:
Products	94,317	113,121
Services	37,762	39,647
Total cost of goods sold	132,079	152,768
Gross profit	67,971	68,087
Operating expenses:
Selling, general and administrative	40,393	43,553
Research and development	11,881	12,478
Impairment, restructuring and other charges	—	9,957
Total operating expenses	52,274	65,988
Income from operations	15,697	2,099
Interest and other expense, net	(794)	(1,158)
Income before income taxes	14,903	941
Provision for income taxes	4,098	264
Net income	$10,805	$677
Earnings per share:
Basic	$0.55	$0.04
Diluted	$0.53	$0.03
Shares used in per share calculation:
Basic	19,734	18,943
Diluted	20,474	19,591

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2015	2016
Net income	$10,805	$677
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,628)	(801)
Other	(21)	79
Other comprehensive loss	$(1,649)	$(722)
Comprehensive income (loss)	$9,156	$(45)

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2015	2016
Cash flows from operating activities:
Net income	$10,805	$677
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	14,063	15,426
Stock based compensation expense	4,465	5,830
Impairment charges	—	5,418
Other	(295)	258
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	13,467	(11,412)
Inventories	(23,575)	10,901
Accounts payable	23,933	(8,791)
Accrued payroll and related expenses	(3,448)	(5,251)
Advances from customers	(5,189)	(10,469)
Deferred revenue	(5,390)	(4,827)
Other	(4,024)	382
Net cash provided by (used in) operating activities	24,812	(1,858)
Cash flows from investing activities:
Acquisition of property and equipment	(2,503)	(2,806)
Acquisition of businesses, net of cash acquired	(782)	(186,861)
Acquisition of intangible and other assets	(958)	(1,881)
Net cash used in investing activities	(4,243)	(191,548)
Cash flows from financing activities:
Net borrowings on bank lines of credit	45,000	214,000
Proceeds from long-term debt	34	233
Payments on long-term debt	(690)	(707)
Proceeds from exercise of stock options and employee stock purchase plan	3,067	2,099
Repurchase of common shares	(21,471)	(2,712)
Taxes paid related to net share settlement of equity awards	(13,049)	(290)
Net cash provided by financing activities	12,891	212,623
Effect of exchange rate changes on cash	(123)	(621)
Net increase in cash and cash equivalents	33,337	18,596
Cash and cash equivalents—beginning of period	47,593	104,370
Cash and cash equivalents—end of period	$80,930	$122,966
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$305	$956
Income taxes	$5,221	$6,022

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

The Company has three reporting segments: (i) Security, providing security inspection systems, turnkey security screening solutions and related services; (ii) Healthcare, providing patient monitoring, diagnostic cardiology, anesthesia and ventilation systems and defibrillators, and related services and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare divisions, as well as to external original equipment manufacturer (“OEM”) customers and end users for applications in the defense, aerospace, medical and industrial markets, among others.

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

Through its Healthcare division, the Company designs, manufactures, markets and services patient monitoring, diagnostic cardiology, anesthesia delivery and ventilation systems and defibrillator products and related supplies and accessories globally. These products are used by care providers in critical care, emergency and perioperative areas in hospitals as well as physicians’ offices, medical clinics and ambulatory surgery centers, among others.  The defibrillators are also used in public facilities.

Through its Optoelectronics and Manufacturing division, the Company designs, manufactures and markets optoelectronic devices and provides electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostic products, telecommunications, computer peripherals, industrial automation systems, automotive diagnostic systems, gaming systems and consumer products. This division provides products and services to OEM customers and end users, as well as to the Company’s own Security and Healthcare divisions.

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the operating results to be expected for the full 2017 fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for the Company relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, stock-based compensation expense, income taxes, accrued product warranty costs, and the useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock or unit awards under the treasury stock method.  Stock options and stock awards to purchase 0.1 million shares of common stock for each of the three months ended September 30, 2015 and September 30, 2016 were excluded from the calculation because to include such options and awards would have been antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2015	2016
Net income available to common stockholders	$10,805	$677
Weighted average shares outstanding—basic	19,734	18,943
Dilutive effect of equity awards	740	648
Weighted average shares outstanding—diluted	20,474	19,591
Basic earnings per share	$0.55	$0.04
Diluted earnings per share	$0.53	$0.03

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

Fair value is the price that would be received upon sale of an asset or paid upon transfer a liability in an orderly transaction between market participants at the measurement date. “Level 1” category includes assets and liabilities at the quoted prices in active markets for identical assets and liabilities. “Level 2” category includes assets and liabilities from observable inputs other than quoted market prices. “Level 3” category includes assets and liabilities whose valuation techniques are unobservable and significant to the fair value measurement. There were no assets where “Level 3” valuation techniques were used. As further discussed in Note 9 to the condensed consolidated financial statements, the Company’s contingent payment obligations related to acquisitions are valued using “Level 3” valuation techniques. Such obligations are measured at fair value on a recurring basis.

The fair values of the Company’s financial assets and liabilities as of June 30, 2016 and September 30, 2016 are categorized as follows (in thousands):

	June 30, 2016				September 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$354	$—	$—	$354	$384	$—	$—	$384
Insurance company contracts	—	21,353	—	21,353	—	22,443	—	22,443
Interest rate contract	—	(31)	—	(31)	—	(13)	—	(13)
Total assets	$354	$21,322	$—	$21,676	$384	$22,430	$—	$22,814
Liabilities—Contingent payment obligations	$—	$—	$17,117	$17,117	$—	$—	$17,117	$17,117

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists of an interest rate swap agreement. The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to the Company’s variable, LIBOR-based term loan. The interest rate swap matures in October 2019, which aligns with the maturity of the term loan. The interest rate swap is considered an effective cash flow hedge, and, as a result, the net gains or losses from the periodic fair market revaluation of such instrument were reported as a component of Other comprehensive income (loss) in the condensed consolidated financial statements and are reclassified to interest expense when the hedge transaction settles.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged while assets are used in service and are generally computed using the straight-line method over the estimated useful lives of the assets taking into consideration any estimated salvage value. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the useful life of the asset or the lease term. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense. In the event that property and equipment are idle, as a result of excess capacity or the early termination, non-renewal or reduction in scope of a turnkey screening operation, such assets are assessed for impairment on a periodic basis. Certain fixed assets related to the Company’s turnkey security screening program in Mexico are not currently in use. As of September 30, 2016, the net value of these assets is approximately $15 million, which amount is included in property and equipment in the condensed consolidated balance sheet.

Revenue Recognition

The Company recognizes revenue from sales of products upon shipment when title and risk of loss passes, and when terms are fixed and collection is probable. Revenue from services includes after-market services, installation and implementation of products, and turnkey security screening services. Generally, revenue from services is recognized when the services are performed. The portion of revenue for a sale attributable to installation is deferred and recognized when the installation service is provided completed. In an instance where terms of sale include subjective customer acceptance criteria, revenue is deferred until the Company has achieved the acceptance criteria, unless customer acceptance terms are perfunctory or inconsequential. Concurrent with the revenue recognition, the Company accrues reserves for estimated product return and warranty costs. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognition. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product under warranty. In instances where a contract calls for multiple deliverables and such deliverables constitute separate units of accounting, the Company may recognize revenue based on the value of the respective deliverables identified in the underlying contract.

In connection with the agreement with the Servicio de Administración Tributaria (“SAT”) in Mexico, revenue is recognized based upon proportional performance, measured by the actual number of labor hours incurred divided by the total estimated number of labor hours for the project. The impact of changes in the estimated labor hours to service the agreement is reflected in the period during which the change becomes known. In the SAT agreement, customer billings may be submitted for several separate deliverables, including monthly services, activation of services, training of customer personnel and consultation on the design and location of security scanning operations, among others. In the event that payments received from the customer exceed revenue recognition, deferred revenue is recorded.

Revenues from out-of-warranty service maintenance contracts are recognized ratably over the term of such contracts. For services not derived from specific maintenance contracts, revenues are recognized as the services are performed. Deferred revenue for such services arises from payments received from customers for services not yet performed. On occasion, the Company receives advances from customers that are amortized against future customer payments pursuant to the underlying agreements. Such advances are classified in the condensed consolidated balance sheets as either current liabilities or long-term liabilities depending on when the Company estimates the corresponding amortization to occur.

Recent Accounting Updates Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) amending revenue recognition requirements for multiple-deliverable revenue arrangements. This update provides guidance on how revenue is recognized for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for fiscal years beginning after December 15, 2017 and for interim reporting periods within such fiscal years. Earlier adoption is permitted only for fiscal years beginning after December 15, 2016, including interim reporting periods within such fiscal years. In May 2016, FASB issued a narrow scope improvement, specifically to clarify two aspects - identifying performance obligations and licensing implementation guidance, to this ASU. The Company has not yet selected a transition method and is currently evaluating the impact this ASU may have on its results of operations.

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

In January 2016, FASB issued an ASU which affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient permitted by the guidance to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within such fiscal year. Early application is permitted. The Company has not yet adopted this ASU and is currently evaluating the impact it may have on its financial condition and results of operations.

In February 2016, the FASB issued an ASU which affects the accounting for leases. The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within such fiscal years. Early adoption is permitted. The Company has not yet adopted this ASU and is currently evaluating the impact it may have on its financial condition and results of operations.

In March 2016, the FASB issued an ASU relating to employee share-based payment accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within such fiscal years. The Company has not yet adopted this ASU and is currently evaluating the impact it may have on its financial condition and results of operations.

In August 2016, the FASB issued an ASU to address the diverse classifications being applied to cash receipts and payments in the cash flow statement.  This ASU addresses eight specific cash flow issues to reduce diversity in practice. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within such fiscal years. The Company has not yet adopted this ASU and is currently evaluating the impact it may have on its financial condition and results of operations.

2.  Business Combinations

Under ASU 805, the acquisition method of accounting requires the Company to record assets acquired and liabilities assumed from an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase price of over the estimated fair value of the net assets acquired should be recorded as goodwill.   Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

On September 9, 2016, the Company acquired by merger 100 percent ownership interest of American Science and Engineering, Inc. (“AS&E”), a leading provider of detection solutions for advanced cargo, parcel, and personnel inspection.  AS&E’s operations are included in the Company’s Security division.  The Company financed the total estimated purchase price of $266 million with a combination of cash on hand and borrowing under its existing revolving bank line of credit, as well as the issuance of Company restricted stock units (“RSUs”) to replace RSUs previously issued by AS&E.  The Company has estimated that $1.4 million of the fair value of these replacement Company RSU awards pertain to the precombination service period, and therefore, this amount has been included in the total estimated purchase price.   Immediately following the close of the acquisition, the Company used $69 million of AS&E’s existing cash on hand to pay down the revolving bank line of credit.

The Company is in the process of finalizing its valuation of all the assets acquired and liabilities assumed. As the amounts recorded for certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date.  The final determination of fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date as permitted under GAAP. The AS&E acquisition could necessitate the use of the full one year measurement period to adequately analyze and assess a number of factors used in establishing the asset and liability fair values as of the acquisition date, including receivables, inventory, deferred revenue, property and equipment, contractual obligations, income tax obligations, and certain reserves. Any potential adjustments made could be material in relation to these preliminary values.

The following is a preliminary estimate of the assets acquired and the liabilities assumed by OSI Systems in the acquisition, reconciled to total estimated purchase consideration (in thousands):

Cash and cash equivalents	$79,195
Accounts receivable	25,048
Inventories	30,439
Other current assets	7,368
Property and equipment	5,834
Intangible assets	74,800
Other long-term assets	201
Accounts payable	(5,273)
Accrued payroll and related expenses	(4,629)
Deferred revenues — current	(11,281)
Advances from customers	(13,785)
Other accrued expenses and current liabilities	(6,426)
Deferred revenues - long term	(3,225)
Deferred income tax liability	(9,455)
Other long-term liabilities	(18,966)
Net assets acquired	149,845
Goodwill	116,158
Total consideration	$266,003

The goodwill is largely attributable to expected synergies between the Company and AS&E and the assembled workforce of AS&E.

Intangible assets are recorded at estimated fair value, as determined by management based on available information, which includes a preliminary valuation prepared by an independent third party. The fair value attributed to the intangible assets acquired was based on preliminary estimates, assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques.  The value attributed to goodwill and intangible assets is not deductible for income tax purposes.  The following table summarizes the fair value of acquired identifiable intangible assets as of the acquisition date (amounts in thousands):

	Weighted	Gross
	Average	Carrying
	Lives	Value
Amortizable assets:
Developed technology	10 years	$31,750
Customer relationships/backlog	7 years	27,550
Total amortizable assets		59,300
Non-amortizable assets:
Trademarks and trade names		12,300
IPR&D		3,200
Total intangible assets		$74,800

The condensed consolidated statements of operations include $14.2 million of revenue and $2.8 million of pre-tax income from AS&E for the  period from September 10, 2016 to September 30, 2016.

The following pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future. The following unaudited pro forma results of operations assume the AS&E acquisition had occurred on July 1, 2015 (in thousands):

	Three Months Ended September 30,
	2015	2016
Revenues	$224,717	$238,611
Income (loss) before taxes	$4,705	$(27,388)

Significant pro forma adjustments incorporated into the pro forma results above include the recognition of additional amortization expense related to acquired intangible assets and additional interest expense related to debt incurred to finance the acquisition. In addition, significant non-recurring adjustments include the elimination of non-recurring acquisition-related expenses incurred during the three months ended September 30, 2016.

Other Acquisitions

The Company also completed an acquisition that was determined to be immaterial by management during the three months ended September 30, 2016.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,	September 30,
	2016	2016
Accounts receivable	$148,767	$185,448
Less allowance for doubtful accounts	(7,051)	(7,591)
Total	$141,716	$177,857

	June 30,	September 30,
	2016	2016
Raw materials	$133,540	$140,550
Work-in-process	47,460	63,713
Finished goods	92,288	85,338
Total	$273,288	$289,601

	Estimated
	Useful	June 30,	September 30,
	Lives	2016	2016
Land	N/A	$14,498	$14,498
Buildings, civil works and improvements	20 - 40 years	170,232	170,766
Leasehold improvements	1 - 12 years	9,015	9,635
Equipment and tooling	3 - 10 years	154,309	159,512
Furniture and fixtures	3 - 13 years	3,314	3,340
Computer equipment	3 - 5 years	17,902	18,562
Computer software	3 - 10 years	17,769	19,113
Construction in process	N/A	4,978	4,349
Total		392,017	399,775
Less accumulated depreciation and amortization		(208,903)	(220,945)
Property and equipment, net		$183,114	$178,830

Depreciation expense was $13.0 million and $13.3 million for the three months ended September 30, 2015 and 2016, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the three month period ended September 30, 2016 are as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2016	$32,922	$42,574	$47,323	$122,819
Goodwill acquired or adjusted during the period	120,004	—	—	120,004
Foreign currency translation adjustment	112	10	(355)	(233)
Balance as of September 30, 2016	$153,038	$42,584	$46,968	$242,590

Intangible assets consisted of the following (in thousands):

		June 30, 2016			September 30, 2016
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	9 years	$22,091	$4,120	$17,971	$26,935	$5,627	$21,308
Patents	20 years	8,111	1,760	6,351	7,916	1,362	6,554
Developed technology	10 years	12,901	3,969	8,932	39,526	3,398	36,128
Customer relationships/backlog	7 years	14,223	4,862	9,361	40,226	4,317	35,909
Total amortizable assets		57,326	14,711	42,615	114,603	14,704	99,899
Non-amortizable assets:
Trademarks and trade names		13,668	—	13,668	26,250	—	26,250
IPR&D		—	—	—	3,200	—	3,200
Total intangible assets		$70,994	$14,711	$56,283	$144,053	$14,704	$129,349

Amortization expense related to intangible assets was $1.1 million and $2.1 million for the three months ended September 30, 2015 and 2016, respectively. At September 30, 2016, the estimated future amortization expense was as follows (in thousands):

2017 (remaining 9 months)	$10,627
2018	14,917
2019	14,759
2020	13,048
2021	10,810
2022	8,366
2023 and thereafter, including assets that have not yet begun to be amortized	27,372
Total	$99,899

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in thereafter in the table above. For the three months ended September 30, 2015 and 2016, the Company capitalized software development costs in the amount of $0.4 million and $1.4 million, respectively.

5. Impairment, Restructuring and Other Charges

During the three months ended September 30, 2016, the Company determined that certain assets will not be used and were permanently impaired.  In addition, the Company accounts for certain charges related to restructuring activities, litigation, acquisition-related costs and other non-routine charges as Impairment, restructuring and other charges in the condensed consolidated financial statements.

The following table summarizes the impairment, restructuring and other charges (in thousands):

	Three Months Ended September 30,
	2015	2016
Impairment of assets	$—	$5,418

Restructuring and other charges:
Acquisition-related costs	—	3,874
Facility closure / consolidation	—	176
Employee termination	—	471
Other	—	18
Total impairment, restructuring and other charges	$—	$9,957

6. Borrowings

The Company has a $450 million revolving credit facility maturing in May 2019. The credit facility includes a $375 million sub-limit for letters of credit. The Company has the ability to increase the facility by up to $200 million under certain circumstances. Borrowings under this facility bear interest at LIBOR plus a margin of 1.25% as of September 30, 2016, but this margin can range from 1.25% to 2.0% based on the Company’s consolidated leverage ratio. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.20% as of September 30, 2016, but this fee can range from 0.20% to 0.35% based on the Company’s consolidated leverage ratio. Due to increased borrowings under this facility as a result of the acquisition of AS&E, the borrowing margin and the commitment fee are scheduled to increase to 1.75% and 0.30%, respectively, during the second quarter of fiscal 2017.  The Company’s borrowings under the credit agreement are guaranteed by certain of the Company’s U.S.-based subsidiaries and are secured by substantially all of the assets of the Company and certain subsidiaries. The agreement contains various representations and warranties, affirmative, negative and financial covenants, and conditions of default customary for financing agreements of this type. As of September 30, 2016, there was $339.0 million outstanding under the revolving credit facility and $33.2 million outstanding under the letters-of-credit sub-facility.  As of September 30, 2016, the Company believes that it is in compliance with all related covenants under this credit facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, to meet short-term working capital requirements and for the issuance of letters-of-credit. As of September 30, 2016, $38.5 million was outstanding under these letter-of-credit facilities, while no debt was outstanding. As of September 30, 2016, the total amount available under these credit facilities was $16.6 million, with a total cash borrowing sub-limit of $1.3 million.

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

Long-term debt consisted of the following (in thousands):

	June 30, 2016	September 30, 2016
Term loans	$6,847	$6,370
Other long-term debt	1,966	1,934
	8,813	8,304
Less current portion of long-term debt	(2,759)	(2,681)
Long-term portion of debt	$6,054	$5,623

7. Stockholders’ Equity

Stock-based Compensation

As of September 30, 2016, the Company maintained two share-based employee compensation plans: the 2012 Incentive Award Plan (“2012 Plan”) and the Amended and Restated 2006 Equity Participation Plan (“2006 Plan”).  Upon stockholder approval of the 2012 Plan, the Company ceased to make grants under the 2006 Plan. In addition, pursuant to the acquisition of AS&E, the Company assumed two share-based employee compensation plans: the AS&E 2005 Equity and Incentive Plan (“2005 AS&E Plan”) and the AS&E 2014 Equity and Incentive Plan (“2014 AS&E Plan”). No new RSU grants will be made under the 2005 AS&E Plan and the 2014 AS&E Plan. The 2012 Plan, 2006 Plan, 2005 AS&E Plan and the 2014 AS&E Plan are collectively referred to as the “OSI Plans”.

The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2015	2016
Cost of goods sold	$292	$295
Selling, general and administrative	4,108	5,060
Research and development	65	55
Stock based compensation expense	4,465	5,410
Less: Related income tax benefit	(1,699)	(2,142)
Stock based compensation expense, net	$2,766	$3,268

As of September 30, 2016, total unrecognized compensation cost related to share-based compensation grants were estimated at $0.6 million for stock options and $29.9 million for restricted stock and restricted stock units (“RSUs”) under the OSI Plans.  The Company expects to recognize these costs over a weighted-average period of 1.8 years.

The following summarizes stock option activity during the three months ended September 30, 2016:

		Weighted Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2016	934,112	$28.67
Granted	328	$61.17
Exercised	(4,136)	$46.97
Expired or forfeited	(2,287)	$71.42
Outstanding at September 30, 2016	928,017	$28.50	3.7 years	$34,600
Exercisable at September 30, 2016	893,538	$26.85	3.5 years	$34,580

The following summarizes restricted stock and RSU award activity during the three months ended September 30, 2016:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2016	530,498	$67.94
Granted	187,815	$61.26
Vested	(24,646)	$68.71
Replacement RSUs(1)	65,954	$67.76
Forfeited	(3,362)	$70.21
Nonvested at September 30, 2016	756,259	$66.23

Note 1 – Pursuant to the acquisition of AS&E, the Company assumed unvested RSUs originally granted by AS&E and converted them into RSUs for the Company’s common stock.

As of September 30, 2016, there were approximately 1.7 million shares available for grant under the 2012 Plan.  Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

The Company granted 139,300 and 155,488 performance-based RSUs during the three months ended September 30, 2015 and 2016, respectively. These performance-based RSUs are contingent on the achievement of certain performance metrics. The payout can range from zero to 250% of the original number of shares or units awarded.

Share Repurchase Program

In March 1999, the Board of Directors authorized a stock repurchase program of up to 2 million shares. In each of September 2004 and April 2013, the Board of Directors authorized an additional 1 million shares for repurchase pursuant to this program, and in October 2015, the Board of Directors authorized an additional 500,000 shares for repurchase pursuant to this program.  In April 2016, the Board of Directors authorized a new stock repurchase program of up to one million shares.  As of September 30, 2016, there were 1,020,763 of available shares that may be repurchased under these programs. These programs do not have expiration dates. Upon repurchase, the shares are restored to the status of authorized but unissued, and the Company records them as a reduction in the number of shares of common stock issued and outstanding in the consolidated financial statements.

8. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended September 30,
	2015	2016
Service cost	$204	$224
Interest cost	9	7
Amortization of prior service cost	105	70
Net periodic pension expense	$318	$301

For the three months ended September 30, 2015 and 2016, the Company made no contributions to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For the three months ended September 30, 2015 and 2016, the Company made contributions of $1.1 and $1.2 million, respectively, to these defined contribution plans.

9. Commitments and Contingencies

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones. The maximum amount of such future payments under arrangements with contingent consideration caps is $33.2 million as of September 30, 2016. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing, the technology of CXR Limited, a company acquired in 2004. For acquisitions that occurred prior to fiscal year 2010, the Company accounts for such contingent payments as an addition to the purchase price of the acquired business. For acquisitions after fiscal 2009, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition with subsequent revisions recorded in Selling, general and administrative expense in the condensed consolidated financial statements. As of June 30, 2016 and September 30, 2016, $17.1 million of contingent payment obligations are included in Other accrued expenses and current liabilities and Other long-term liabilities in the accompanying condensed consolidated balance sheets.

Advances from Customers

The Company receives advances from customers associated with certain projects. In fiscal 2012, the Company entered into an agreement with the Mexican government to provide a turnkey security screening solution at various locations throughout the country. Associated with the agreement, the Company was provided an advance totaling $100 million. The Company is obligated to provide a guarantee until the advance has been amortized. As of June 30, 2016 and September 30, 2016, $25.0 million and $18.8 million, respectively, of this advance remains outstanding and is included in Advances from customers.

Environmental Contingencies

The Company is subject to various environmental laws. The Company’s practice is to conduct appropriate environmental investigations at its manufacturing facilities in North America, Asia-Pacific and Europe, and, to the extent practicable, on all new properties in order to identify, as of the date of such investigation, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, the Company has conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

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

Indemnifications

In the normal course of business, the Company has agreed to indemnify certain parties with respect to certain matters. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not recorded any liability for costs related to contingent indemnification obligations as of September 30, 2016.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended September 30,
	2015	2016
Balance at beginning of period	$12,738	$15,948
Additions and adjustments	3,607	2,822
Reductions for warranty repair costs	(3,033)	(1,474)
Balance at end of period	$13,312	$17,296

Legal Proceedings

Three shareholder derivative complaints (the “Derivative Actions”) have been filed purportedly on behalf of the Company against the members of the Company’s Board of Directors (as individual defendants). Hagan v. Chopra et al. was filed in the United States District Court for the Central District of California (the “Court”) on April 15, 2014, and was subsequently consolidated by the Court with City of Irving Benefit Plan v. Chopra et al., which was filed on December 29, 2014. Kocen v. Chopra et al. was filed in the Delaware Court of Chancery on July 14, 2015. The Derivative Actions generally assert claims for breach of fiduciary duties and unjust enrichment against the individual defendants on behalf of the Company. Plaintiffs in the Derivative Actions seek unspecified damages, restitution, injunctive relief, attorneys’ and experts’ fees, costs, expenses, and other unspecified relief. Following mediation and post-mediation settlement discussions, the parties to the Derivative Actions reached a settlement and have signed a settlement term sheet, which, if approved, would provide for the resolution of all pending claims in both the California and Delaware actions.  The settlement reached includes reimbursement of attorneys’ fees, which is expected to be covered by insurance.  The Company and the other defendants agreed to the settlement term sheet to avoid further expense, inconvenience, and the distraction and inherent risks of burdensome and protracted litigation. Neither the Company nor the individual defendants conceded any wrongdoing or liability, and continue to believe that they have meritorious defenses to all claims alleged in the Derivative Actions. The settlement is subject to approval by the Court and certain other conditions.

The Company’s recently acquired subsidiary, AS&E, has been the subject of an investigation by the Office of the Inspector General of the U.S. General Services Administration (“GSA”).  The investigation relates to AS&E’s discount practices and compliance with the pricing provisions of AS&E’s GSA Schedule contract.  The investigation could lead to claims or findings of violations of the False Claims Act in connection with AS&E’s GSA contracting activity. Violations of the False Claims Act could result in the imposition of damages, including up to treble damages, plus civil penalties in some cases, and the Company expects to incur legal costs in connection with the investigation.  The Company and AS&E continue to cooperate fully with the investigation and management believes that an appropriate accrual for this uncertainty has been provided in the accompanying condensed consolidated financial statements.

The Company is involved in various other claims and legal proceedings arising in the ordinary course of business. In the Company’s opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company has not accrued for loss contingencies relating to these various other claims because it believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable and reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, the impact on the Company’s business, financial condition, results of operations and cash flow could be material.

10. Income Taxes

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

11. Segment Information

The Company has determined that it operates in three identifiable industry segments: (a) security and inspection systems (Security division), (b) medical monitoring and anesthesia systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). The Company also has a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses; expenses related to stock issuances and legal, audit and other professional service fees not allocated to product segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the businesses of the Optoelectronics and Manufacturing division primarily supply components and subsystems to OEM customers, including to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies of the Form 10-K for the fiscal year ended June 30, 2016.

The following tables present the operations and identifiable assets by industry segment (in thousands):

	Three Months Ended September 30,
	2015	2016
Revenues (1) — by Segment:
Security division	$96,410	$123,709
Healthcare division	51,465	45,650
Optoelectronics and Manufacturing division, including intersegment revenues	62,548	56,954
Intersegment revenues elimination	(10,373)	(5,458)
Total	$200,050	$220,855

	Three Months Ended September 30,
	2015	2016
Operating income (loss) — by Segment:
Security division	$12,635	$9,350
Healthcare division	2,938	(3,264)
Optoelectronics and Manufacturing division	5,561	4,650
Corporate	(5,202)	(9,013)
Eliminations (2)	(235)	376
Total	$15,697	$2,099

	June 30,	September 30,
	2016	2016
Assets (1) — by Segment:
Security division	$519,068	$821,192
Healthcare division	200,067	191,754
Optoelectronics and Manufacturing division	211,337	204,450
Corporate	64,970	38,960
Eliminations (2)	(3,719)	(3,343)
Total	$991,723	$1,253,013

(1)        For the three months ended September 30, 2015 and 2016, one customer, Servicio de Administración Tributaria in Mexico, accounted for 15% and 13% of total net revenues, respectively. No customer accounted for greater than 10% of accounts receivable as of June 30, 2016 and September 30, 2016.

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

This management’s discussion and analysis of financial condition as of September 30, 2016 and results of operations for the three months ended September 30, 2016 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2016.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives and future financial position, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “plan,” “project,” “believe,” “expect,” “may,” “could,” “likely to,” “should,” or “will,” or similar expressions or by discussions of strategy that involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Statements in this Quarterly Report on Form 10-Q that are forward-looking are based on current expectations, and actual results may differ materially. These forward-looking statements should be considered in light of numerous risks and uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, we could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; impact of volatility in oil prices; unfavorable currency exchange rate fluctuations; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal; AS&E integration and other AS&E-related risks; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our ongoing investigations and compliance reviews, contract and regulatory compliance matters, and actions, if brought, resulting in judgments, settlements, fines, injunctions, debarment and/or penalties, as well as other risks and uncertainties, including, but not limited to, those detailed herein and from time to time in our Securities and Exchange Commission filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (a) Security, providing security and inspection systems, turnkey security screening solutions and related services; (b) Healthcare, providing patient monitoring, diagnostic cardiology, anesthesia delivery and ventilation systems and defibrillators, and related services; and (c) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for our Security and Healthcare divisions, as well as to external original equipment manufacturer (“OEM”) customers and end users for applications in the defense, aerospace, medical and industrial markets, among others.

Security Division. Through our Security division, we provide security screening products and services worldwide, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 48% and 56% of our total consolidated revenues for the three months ended September 30, 2015 and 2016, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology, anesthesia delivery and ventilation systems and defibrillator products and related supplies and accessories worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 26% and 21% of our total consolidated revenues for the three months ended September 30, 2015 and 2016, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation systems, automotive diagnostic systems, gaming systems and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers and end users, as well as our own Security and Healthcare divisions.  Revenues from external customers in our Optoelectronics and Manufacturing division accounted for approximately 26% and 23% of our total consolidated revenues for the three months ended September 30, 2015 and 2016, respectively.

Acquisition Activity.  During the three months ended September 30, 2016, we completed the acquisition of AS&E, a leading provider of detection solutions for advanced cargo, parcel, and personnel inspection.   AS&E’s operations are included in our Security division.  We financed the total estimated purchase price of $266 million with a combination of cash on hand and borrowing under our existing revolving bank line of credit, as well as issuance of Company RSUs to replace RSUs previously issued by AS&E.  Immediately following the close of the acquisition, we used $69 million of AS&E’s existing cash on hand to pay down the revolving bank line of credit.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have and may continue to influence our results of operations.

Global Economic Considerations.    The continued slowdown in the China economy, which has created global economic uncertainty, and the strength of the U.S. dollar, which may make our products and services less competitive in countries with currencies that have declined in value against the U.S. dollar, have continued to negatively impact demand for certain products and services in our Security and Healthcare divisions. Additionally, weakness in the oil markets has led to delayed purchasing by certain customers generally within the security industry impacting our Security division but also in other industries impacting our other two divisions. It is uncertain how long the period of economic uncertainty in China or the impact of lower oil prices will last. Therefore, we expect that there may continue to be a period of delayed or deferred purchasing by our customers, but we are unable to quantify the magnitude of the potential impact at this time. Purchase delays and deferments could continue to have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations and financial condition.

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

European Union Threat Detection Standards.    The European Union has implemented regulations for all airports within the EU to have hold baggage screening systems that are compliant with the European Civil Aviation Conference (ECAC) Standard 3 beginning in 2020. However, this deadline could potentially be delayed. Our Security division’s RTT product has passed the ECAC explosive detection system Standard 3 threat detection requirement.

Results of Operations for the Three Months Ended September 30, 2015 (Q1 2016) Compared to Three Months Ended September 30, 2016 (Q1 2017) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	Q1	% of	Q1	% of
	2016	Net Sales	2017	Net Sales	$ Change	% Change
Security	$96.4	48%	$123.7	56%	$27.3	28%
Healthcare	51.5	26%	45.7	21%	(5.8)	(11)%
Optoelectronics / Manufacturing	52.2	26%	51.5	23%	(0.7)	(1)%
Total Net Revenues	$200.1	100%	$220.9	100%	$20.8	10%

Revenues for the Security division for the three months ended September 30, 2016 increased primarily as a result of the following: (i) $14.2 million from sales of our newly acquired subsidiary, AS&E; (ii) a significant increase in sales of our RTT product to European customers; and (iii) increased turnkey screening services revenues primarily as a result of our contract with the Albanian government.

Revenues for the Healthcare division for the three months ended September 30, 2016 decreased primarily as a result of a challenging hospital spending environment and the continued impact from issues associated with new product launches from the prior year.

Revenues to external customers in the Optoelectronics and Manufacturing division for the three months ended September 30, 2016 were nearly flat in both our contract manufacturing and commercial optoelectronics businesses.  However, the current year’s sales were enhanced by revenues generated by two small acquisitions, which were completed in the third quarter of fiscal 2016.  Without these acquisitions, organic sales in this division decreased by 13% from the prior year primarily as a result of lower sales from our Asian operations.

Gross Profit

	Q1	% of	Q1	% of
	2016	Net Sales	2017	Net Sales
Gross profit	$68.0	34.0%	$68.1	30.8%

Although gross profit was flat, our gross profit margin decreased from 34.0% to 30.8%.  This decrease is primarily attributable to: (i) the increased sales of our new RTT product, which currently have lower gross margins than the overall business and (ii) the reduced sales of our Healthcare division, which historically has realized the highest gross profit margins of our three divisions.

Operating Expenses

	Q1	% of	Q1	% of
	2016	Net Sales	2017	Net Sales	$ Change	% Change
Selling, general and administrative	$40.4	20.2%	$43.5	19.7%	$3.1	7.7%
Research and development	11.9	5.9%	12.5	5.7%	0.6	5.0%
Impairment, restructuring and other charges	—	—%	10.0	4.5%	10.0	100.0%
Total operating expenses	$52.3	26.1%	$66.0	29.9%	$13.7	26.2%

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. The increased SG&A expense is primarily attributable to the acquisition of AS&E and to a lesser extent slight increases in our Security and Optoelectronics and Manufacturing divisions partially offset by a decrease in our Healthcare division.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures.   The increased R&D spending over the prior year is attributable to the inclusion of such expenses from the acquisition of AS&E.

Impairment, restructuring and other charges.  Impairment, restructuring and other charges generally consist of the write-down of assets that we believe are permanently impaired, non-recurring charges related to reductions in our workforce, other opportunities to improve operational efficiency, costs related to acquisition activity and other non-recurring charges.  The increase in the current year is attributable to $5.4 million of costs associated with abandoning technology, $3.9 million of acquisition-related costs and $0.7 million of employee termination and facility closure/consolidation costs.

Other Income and Expenses

Interest and other expense, net. For the three months ended September 30, 2016, interest and other expense, net amounted to $1.2 million as compared to $0.8 million in the comparable prior-year period.  This increase was primarily driven by higher levels of borrowing under our revolving credit facility to fund the acquisition of AS&E.

Income taxes. For the three months ended September 30, 2016, our income tax provision was $0.3 million, compared to $4.1 million for the comparable prior-year period. Our effective tax rate for the three months ended September 30, 2016 was 27.9%, compared to 27.5% in the comparable prior-year period.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility.  Cash and cash equivalents totaled $123.0 million as of September 30, 2016, an increase of $18.6 million, or 18%, from $104.4 million as of June 30, 2016.  During the three months ended September 30, 2016, we used $1.9 million of cash flow from operations. We utilized borrowings from our credit facility for the following: (i) $186.9 million for the acquisition of AS&E; (ii) $4.7 million invested in capital expenditures and intangible and other assets, and (iii) $3.0 million for the repurchase of our common stock, including net share settlement of equity awards.  If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future.  In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit, as accounting earnings in the U.S. are not necessarily indicative of cash flows since earnings are generally reduced by non-cash expenses including depreciation, amortization, and stock-based compensation.

We have a five-year revolving credit facility that allows us to borrow up to $450 million. As of September 30, 2016, there was $339.0 million outstanding under the revolving credit facility and $33.2 million outstanding under the letters-of-credit sub-facility.

Cash Provided by (Used in) Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the three months ended September 30, 2016, we used $1.9 million of cash in operations compared to $24.8 million of cash generated in the prior-year period.  Cash flow from operating activities during the first three months of fiscal 2017 primarily consisted of net income of $0.7 million, adjusted for certain non-cash items, including total depreciation and amortization of $15.4 million, stock-based compensation expense of $5.8 million and impairment charges of $5.4 million, and was offset by the net impact of changes in operating assets and liabilities, which used cash of $29.1 million.

Cash Used in Investing Activities. Net cash used in investing activities was $191.5 million for the three months ended September 30, 2016 as compared to $4.2 million used for the three months ended September 30, 2015.  During the three months ended September 30, 2016, we used cash of $186.9 million for acquisitions of businesses as compared to $0.8 million in the comparable prior-year period.

Cash Provided by Financing Activities. Net cash provided by financing activities was $212.6 million for the three months ended September 30, 2016, compared to $12.9 million provided by financing activities for the three months ended September 30, 2015. During the three months ended September 30, 2016, we borrowed $214 million from our revolving credit facility primarily to finance the acquisition of AS&E, as compared to $45.0 million in the prior year.  Further, we used cash of $3.0 million to repurchase our common stock including net share settlement of equity awards in the current year as compared to $34.5 million in the prior year.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $347.3 million at September 30, 2016, an increase of $213.5 million from $133.8 million at June 30, 2016.  We borrowed approximately $196 million under our line of credit in connection with the acquisition of AS&E. See Note 6 to the condensed consolidated financial statements for further discussion.

Cash Held by Foreign Subsidiaries

Our cash, cash equivalents, and investments totaled $123.0 million at September 30, 2016. Of this amount, approximately 93% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Mexico, Malaysia and the United Kingdom, and to a lesser extent in India, Singapore, Germany and China, among others. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event that funds from foreign operations are needed to fund operations in the U.S. and if U.S. taxes have not been previously provided on the related earnings, we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares acquired during the quarter ended September 30, 2016:

			Total number of shares (or units) purchased as	Maximum number (or approximate dollar value) that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share	announced plans or	under the plans or
	purchased(1)(2)	(or unit)	programs	programs (3)
July 1, 2016 to July 31, 2016	698	$59.42	—	1,063,158
August 1, 2016 to August 31, 2016	82	$65.81	—	1,063,158
September 1, 2016 to September 30, 2016	46,008	$64.23	42,395	1,020,763
	46,788	$64.16	42,395

(1)         A total of 698 shares, 82 shares and 3,613 shares of common stock were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares for the months July, August and September 2016, respectively.

(2)         For the three months ended September 30, 2016, a total of 42,395 shares of common stock were purchased under the stock repurchase program at an average price of $63.97 per share.

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

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.  See Note 9 to the condensed consolidated financial statements for further discussion regarding significant changes in those obligations during the first three months of fiscal 2017.

Off Balance Sheet Arrangements

As of September 30, 2016, we did not have any significant off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K, other than those previously discussed.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three months ended September 30, 2016, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

We are subject to interest rate risk on our borrowings under our bank lines of credit. Consequently, our interest expense fluctuates with changes in the general level of these interest rates when we have outstanding borrowings under the Company’s credit facility.

Foreign Currency

Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. We conduct business in more than 20 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a loss of $0.5 million and a gain of $1.0 million during the three months ended September 30, 2015 and September 30, 2016, respectively.  Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $3.0 million in the first quarter of fiscal 2017. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $3.0 million in the first quarter of fiscal 2017.

Use of Derivatives

On occasion we enter into derivative contracts to hedge the impact of fluctuations in foreign currencies and the volatility of variable interest rate borrowing.  Our current use of derivatives consists of an interest rate swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had an interest rate swap of $4.8 million outstanding as of September 30, 2016.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three months ended September 30, 2016.

Interest Rate Risk

We classify all highly liquid investments with maturities of three months or less as cash equivalents and record them on our balance sheet at fair value.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II  — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain of the legal proceedings in which we are involved are discussed in Note 9, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

ITEM 1A. RISK FACTORS

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission on August 19, 2016, which describe various risks and uncertainties which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is hereby incorporated by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of June 20, 2016, by and among OSI Systems, Inc., Apple Merger Sub, Inc. and American Science and Engineering, Inc. (1)

10.1†	Offer Letter dated April 1, 2015 between Pak Chin and OSI Systems, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the OSI Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†Denotes a management contract or compensatory plan or arrangement

(1)         Previously filed with our Current Report on Form 8-K filed on June 21, 2016.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 28th day of October 2016.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer