Form 10-Q
period 2016-12-31
OSI SYSTEMS INC
filed 2017-02-01
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 30, 2017, there were 19,143,766 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

	June 30,	December 31,
	2016	2016
ASSETS
Current Assets:
Cash and cash equivalents	$104,370	$138,248
Accounts receivable, net	141,716	178,360
Inventories	273,288	283,788
Prepaid expenses and other current assets	35,944	52,179
Total current assets	555,318	652,575
Property and equipment, net	183,114	166,759
Goodwill	122,819	242,951
Intangible assets, net	56,283	126,282
Deferred income taxes	43,474	34,017
Other assets	30,715	35,421
Total assets	$991,723	$1,258,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$125,000	$349,000
Current portion of long-term debt	2,759	2,565
Accounts payable	69,490	73,719
Accrued payroll and related expenses	29,203	34,912
Advances from customers	55,408	51,422
Deferred revenue	29,978	28,237
Other accrued expenses and current liabilities	55,997	71,767
Total current liabilities	367,835	611,622
Long-term debt	6,054	4,921
Deferred income taxes	29,160	29,503
Other long-term liabilities	47,828	67,853
Total liabilities	450,877	713,899
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value —authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value — authorized, 100,000,000 shares; issued and outstanding, 18,912,157 shares at June 30, 2016 and 19,091,700 shares at December 31, 2016	219,114	221,745
Retained earnings	338,988	344,498
Accumulated other comprehensive loss	(17,256)	(22,137)
Total stockholders’ equity	540,846	544,106
Total liabilities and stockholders’ equity	$991,723	$1,258,005

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2016	2015	2016
Net revenues:
Products	$135,167	$166,590	$270,668	$320,047
Services	62,172	75,958	126,721	143,356
Total net revenues	197,339	242,548	397,389	463,403
Cost of goods sold:
Products	92,790	118,517	187,107	231,638
Services	36,485	41,436	74,247	81,083
Total cost of goods sold	129,275	159,953	261,354	312,721
Gross profit	68,064	82,595	136,035	150,682
Operating expenses:
Selling, general and administrative	43,141	51,544	83,534	95,097
Research and development	13,045	12,938	24,926	25,416
Impairment, restructuring and other charges	11,097	9,420	11,097	19,377
Total operating expenses	67,283	73,902	119,557	139,890
Income from operations	781	8,693	16,478	10,792
Interest and other expense, net	(623)	(1,981)	(1,417)	(3,139)
Income before income taxes	158	6,712	15,061	7,653
Provision for income taxes	50	1,879	4,148	2,143
Net income	$108	$4,833	$10,913	$5,510
Earnings per share:
Basic	$0.01	$0.25	$0.55	$0.29
Diluted	$0.01	$0.25	$0.53	$0.28
Shares used in per share calculation:
Basic	19,740	19,036	19,737	18,989
Diluted	20,386	19,653	20,427	19,620

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2016	2015	2016
Net income	$108	$4,833	$10,913	$5,510
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,037)	(4,199)	(2,664)	(5,000)
Other	131	40	109	119
Other comprehensive loss	(906)	(4,159)	(2,555)	(4,881)
Comprehensive income (loss)	$(798)	$674	$8,358	$629

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Six Months Ended December 31,
	2015	2016
Cash flows from operating activities:
Net income	$10,913	$5,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,050	32,175
Stock based compensation expense	8,754	14,059
Impairment charges	8,741	5,418
Other	1,390	228
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	19,366	(12,550)
Inventories	(44,872)	14,216
Prepaid expenses and other assets	(11,121)	(12,028)
Accounts payable	15,528	(966)
Advances from customers	3,884	(20,055)
Deferred revenue	(11,091)	(13,196)
Other	(9,984)	5,454
Net cash provided by operating activities	19,558	18,265
Cash flows from investing activities:
Acquisition of property and equipment	(4,940)	(4,329)
Acquisition of businesses, net of cash acquired	(2,109)	(189,014)
Acquisition of intangible and other assets	(2,682)	(2,735)
Net cash used in investing activities	(9,731)	(196,078)
Cash flows from financing activities:
Net borrowings on bank lines of credit	55,000	224,000
Proceeds from long-term debt	215	240
Payments on long-term debt	(1,423)	(1,440)
Proceeds from exercise of stock options and employee stock purchase plan	4,394	6,457
Repurchase of common shares	(22,629)	(7,367)
Taxes paid related to net share settlements of equity awards	(13,049)	(9,015)
Net cash provided by financing activities	22,508	212,875
Effect of exchange rate changes on cash	(139)	(1,184)
Net increase in cash and cash equivalents	32,196	33,878
Cash and cash equivalents—beginning of period	47,593	104,370
Cash and cash equivalents—end of period	$79,789	$138,248
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$895	$2,918
Income taxes	$12,268	$12,665

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

The Company has three reporting segments: (i) Security, providing security inspection systems, turnkey security screening solutions and related services; (ii) Healthcare, providing patient monitoring, diagnostic cardiology, anesthesia and ventilation systems and defibrillators, and related services, and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare divisions, as well as to external original equipment manufacturer (“OEM”) customers and end users for applications in the defense, aerospace, medical and industrial markets, among others.

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

Through its Optoelectronics and Manufacturing division, the Company designs, manufactures and markets optoelectronic devices and provides electronics manufacturing services worldwide for use in a broad range of applications, including defense and aerospace, security and inspection systems, medical imaging and diagnostic products, telecommunications, computer peripherals, industrial automation systems, automotive diagnostic systems, gaming systems and consumer products. This division provides products and services to OEM customers and end users, as well as to the Company’s own Security and Healthcare divisions.

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the operating results to be expected for the full 2017 fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for the Company relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, stock-based compensation expense, income taxes, accrued product warranty costs, and the useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates, potentially by material amounts.

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock or unit awards under the treasury stock method. Stock options and stock awards to purchase 0.1 million shares of common stock for the six months ended December 31, 2016 were excluded from the calculation because to include such options and awards would have been antidilutive. During the three months ended December 31, 2016, and the three months and six months ended December 31, 2015, the number of stock options and stock awards excluded from the calculation because they were antidilutive was de minimis.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2016	2015	2016
Net income for diluted earnings per share calculation	$108	$4,833	$10,913	$5,510

Weighted average shares outstanding for basic earnings per share calculation	19,740	19,036	19,737	18,989
Dilutive effect of stock awards	646	617	690	631
Weighted average shares outstanding for diluted earnings per share calculation	20,386	19,653	20,427	19,620

Basic earnings per share	$0.01	$0.25	$0.55	$0.29
Diluted earnings per share	$0.01	$0.25	$0.53	$0.28

Cash Equivalents

The Company considers all highly liquid investments  with maturities of approximately three months or less as of the acquisition date to be cash equivalents.

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

Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. “Level 1” category includes assets and liabilities at the quoted prices in active markets for identical assets and liabilities. “Level 2” category includes assets and liabilities from observable inputs other than quoted market prices. “Level 3” category includes assets and liabilities whose valuation techniques are unobservable and significant to the fair value measurement. There were no assets where “Level 3” valuation techniques were used. As further discussed in Note 9 to the condensed consolidated financial statements, the Company’s contingent payment obligations related to acquisitions are measured  using “Level 3” valuation techniques. Such obligations are measured at fair value on a recurring basis.

The fair values of the Company’s financial assets and liabilities as of June 30, 2016 and December 31, 2016 are categorized as follows (in thousands):

	June 30, 2016				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$354	$—	$—	$354	$330	$—	—	$330
Insurance company contracts	—	21,353	—	21,353	—	24,273	—	24,273
Interest rate contract	—	(31)	—	(31)	—	16	—	16
Total assets	$354	$21,322	$—	$21,676	$330	$24,289	$—	$24,619

Liabilities — Contingent payment obligations	$—	$—	$17,117	$17,117	$—	$—	$16,798	$16,798

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged while assets are used in service and are generally computed using the straight-line method over the estimated useful lives of the assets taking into consideration any estimated salvage value. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the useful life of the asset or the lease term. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense. In the event that property and equipment are idle, as a result of excess capacity or the early termination, non-renewal or reduction in scope of a turnkey screening operation, such assets are assessed for impairment on a periodic basis. Certain fixed assets related to the Company’s turnkey security screening program in Mexico are not currently in use. As of December 31, 2016, the net value of these assets is approximately $15 million, which amount is included in property and equipment in the condensed consolidated balance sheet.

Goodwill Impairment

Goodwill represents the excess purchase price over the fair value of the net assets acquired in business combinations. Goodwill is allocated to the Company’s segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is annually tested for impairment during the Company’s second quarter and more often if there is an indicator of impairment. The Company assesses qualitative factors of each its three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessments conducted as of December 31, 2016 indicated that it is not more likely than not that the fair values of two of the Company’s three reporting units are less than their carrying amounts, including goodwill. Thus, the Company has determined that it is not necessary to proceed with the two-step goodwill impairment test and that there is no goodwill impairment for these two reporting units.

For the third reporting unit, the results of the Company’s assessment of qualitative factors were not conclusive, thus, the Company proceeded with the two-step goodwill impairment test. First, the Company determined if the carrying amount of this reporting unit exceeds its fair value. The fair value of the reporting unit was calculated using the income approach. Under the income approach, the fair value of the reporting unit was calculated by estimating the present value of associated future cash flows. Upon completion of step one of this test, the analysis indicated that the estimated fair value of the third reporting unit substantially exceeded the carry amounts, plus goodwill, of the reporting unit.  The Company applied a hypothetical 10 percent decrease to the fair value of the reporting unit, which at December 31, 2016, would not have triggered additional impairment testing and analysis. There was no goodwill impairment for this reporting unit.

Revenue Recognition

Product Sales. The Company recognizes revenue from sales of products upon shipment when title and risk of loss passes, and when terms are fixed and collection is probable. In an instance where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until the Company has achieved the acceptance criteria, unless customer acceptance terms are perfunctory or inconsequential.

Service Revenue. Revenue from services includes after-market services, installation and implementation of products, and turnkey security screening services. Generally, revenue from services is recognized when the services are performed. Revenues from out-of-warranty service maintenance contracts are recognized ratably over the respective  terms of such contracts. Deferred revenue for such services arises from payments received from customers for services not yet performed.

Multiple-Deliverable Arrangements. The Company enters into certain agreements with customers for the all-inclusive sale of capital equipment that contain multiple elements that may include civil works to prepare a site for the installation of equipment, the manufacture and delivery of equipment, the installation and integration of equipment, the training of customer personnel to operate the equipment and the after-market service of the equipment. The timing for each of these deliverables can range from a short amount of time and be completed entirely within a single reporting period to over several reporting periods depending upon the after-market service period. The general timing of revenue recognition for each deliverable may be dependent upon several milestones, including physical delivery of equipment, completion of factory acceptance test, completion of site acceptance test, installation and connectivity of equipment, certification of training of personnel and, in the case of after-market service deliverables, the passage of time as service revenue within a multiple-deliverable arrangement typically is recognized evenly over the post-warranty period of the service deliverable.

Multiple-deliverable arrangements require that the arrangement consideration be allocated to each deliverable based on its relative selling price and recognized as revenue when the revenue recognition criteria for each deliverable has been met. The arrangement is separated into more than one unit of accounting if both of the following criteria are met: (i) the delivered item has value to the customer on a stand-alone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the Company’s control. If these criteria are not met, the arrangement is accounted for as one unit of accounting and the recognition of revenue is deferred until delivery is complete or is recognized ratably over the contract period as appropriate. If these criteria are met, consideration is allocated at inception of the arrangement to all deliverables on the basis of the relative selling price. The Company has generally met these criteria as all of the deliverables in its multiple-deliverable arrangements have stand-alone value in that either the customer can resell that item or another vendor sells that item separately. The Company typically does not offer a general right of return in regards to its multiple-deliverable arrangements.

The selling price of each deliverable is determined by establishing vendor-specific objective evidence (“VSOE”), third party evidence (“TPE”) or best estimate of selling price  (“BESP”) for each delivered item. Generally, either VSOE or TPE is determinable; however, in the few instances where neither VSOE nor TPE is determinable, the Company utilizes its BESP in order to allocate consideration to those deliverables. BESP for the Company’s product deliverables is determined by utilizing a weighted average price approach. BESP for the Company’s service deliverables is determined primarily by utilizing a cost plus margin approach, and in some instances uses an average price per hour.

The Company often provides a guarantee to support its performance under multiple-deliverable arrangements; and in the event that customers are permitted to terminate such arrangements, the underlying contract typically requires payment for deliverables and reimbursement of costs incurred through the date of termination.

Proportional Performance.  In connection with the agreement with the Servicio de Administración Tributaria (“SAT”) in Mexico, revenue is recognized based upon proportional performance, measured by the actual number of labor hours incurred divided by the total estimated number of labor hours for the project. The impact of changes in the estimated labor hours to service the agreement is reflected in the period during which the change becomes known. In the SAT agreement, customer billings may be submitted for several separate deliverables, including monthly services, activation of services, training of customer personnel and consultation on the design and location of security scanning operations, among others. In the event that payments received from the customer exceed revenue recognition, deferred revenue is recorded.

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

Recent Accounting Updates Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) amending revenue recognition requirements for multiple-deliverable revenue arrangements. This update provides guidance on how revenue is recognized for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for fiscal years beginning after December 15, 2017 and for interim reporting periods within such fiscal years. Earlier adoption is permitted only for fiscal years beginning after December 15, 2016, including interim reporting periods within such fiscal years. In May 2016, FASB issued a narrow scope improvement to this ASU, specifically to clarify two aspects - identifying performance obligations and licensing implementation guidance. The Company has not yet selected a transition method and its preliminary evaluation of the impact of this ASU indicates that it will not have a material adverse impact on its financial condition and results of operations.

In July 2015, FASB issued an ASU amending some of the guidance on subsequent measurement of inventory. This ASU affects companies that are using first-in, first-out or average cost or any other methods besides last-in, first out or the retail inventory method. This ASU is effective for fiscal years beginning after December 15, 2016, including interim reporting periods within that reporting period. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company has not yet adopted this ASU and is currently evaluating the impact it may have on its financial condition and results of operations.

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

2.  Business Combinations

Under ASU 805, the acquisition method of accounting requires the Company to record assets acquired and liabilities assumed from an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase price over the estimated fair value of the net assets acquired should be recorded as goodwill.  Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

On September 9, 2016, the Company acquired by merger 100 percent ownership interest of American Science and Engineering, Inc. (“AS&E”), a leading provider of detection solutions for advanced cargo, parcel and personnel inspection.  AS&E’s operations are included in the Company’s Security division.  The Company financed the total estimated purchase price of $266 million with a combination of cash on hand and borrowings under its existing revolving bank line of credit, as well as the issuance of Company restricted stock units (“RSUs”) to replace RSUs previously issued by AS&E.  The Company has estimated that $1.4 million of the fair value of these replacement Company RSU awards pertain to the precombination service period, and therefore, this amount has been included in the total estimated purchase price.   Immediately following the close of the acquisition, the Company used $69 million of AS&E’s existing cash on hand to pay down the revolving bank line of credit.

The Company is in the process of finalizing its valuation of all the assets acquired and liabilities assumed. As the amounts recorded for certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date.  The final determination of fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date as permitted under GAAP. The AS&E acquisition could necessitate the use of the full one year measurement period to adequately analyze and assess a number of factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, other accrued expenses and current liabilities, other long-term liabilities, income tax obligations, and certain reserves. Any potential adjustments made could be material in relation to these preliminary values.

The following is a preliminary estimate of the assets acquired and the liabilities assumed by the Company in the acquisition, reconciled to total estimated purchase consideration (in thousands):

Cash and cash equivalents	$79,195
Accounts receivable	25,048
Inventories	29,725
Other current assets	7,283
Property and equipment	5,722
Intangible assets	74,800
Other long-term assets	201
Accounts payable	(5,273)
Accrued payroll and related expenses	(4,723)
Deferred revenues — current	(11,281)
Advances from customers	(13,785)
Other accrued expenses and current liabilities	(7,416)
Deferred revenues — long term	(3,225)
Deferred income tax liability	(9,067)
Other long-term liabilities	(17,966)
Net assets acquired	149,238
Goodwill	116,765
Total consideration	$266,003

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

	Weighted	Gross
	Average	Carrying
	Lives	Value
Amortizable assets:
Developed technology	10 years	$31,750
Customer relationships/backlog	7 years	27,550
Total amortizable assets		59,300
Non-amortizable assets:
Trademarks and trade names		12,300
In-process research and development (“IPR&D”)		3,200
Total intangible assets		$74,800

The condensed consolidated statements of operations include $43.2 million of revenue and $0.1 million of pre-tax loss from AS&E for the period from September 10, 2016 to December 31, 2016, and $29.1 million of revenue and $3.0 million of pre-tax loss from AS&E for the three months ended December 31, 2016.

The following unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the earliest period presented or the results which may occur in the future. The following unaudited pro forma results of operations assume the AS&E acquisition had occurred on July 1, 2015 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2016	2015	2016
Revenues	$219,433	$242,548	$444,150	$481,158
Income (loss) before taxes	$(12,124)	$14,503	$(7,420)	$(12,886)

Significant pro forma adjustments incorporated into the pro forma results above include the recognition of additional amortization expense related to acquired intangible assets and additional interest expense related to debt incurred to finance the acquisition. In addition, significant non-recurring adjustments include the elimination and shift to the comparable periods in the prior year of non-recurring acquisition-related expenses and employee termination costs related to the integration of AS&E into the operations of the Company’s Security division. Total eliminations for these items during the three and six months ended December 31, 2016, were $7.8 million and $13.2 million, respectively, and these have been added to the comparable periods in the prior year.

Other Acquisitions

The Company also completed an acquisition that was determined to be immaterial by management during the six months ended December 31, 2016.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2016	December 31, 2016

Accounts receivable	$148,767	$186,025
Less allowance for doubtful accounts	(7,051)	(7,665)
Total	$141,716	$178,360

	June 30, 2016	December 31, 2016

Raw materials	$133,540	$140,769
Work-in-process	47,460	67,935
Finished goods	92,288	75,084
Total	$273,288	$283,788

	Estimated
	Useful	June 30,	December 31,
	Lives	2016	2016
Land	N/A	$14,498	$14,498
Buildings, civil works and improvements	5 - 40 years	170,232	170,959
Leasehold improvements	1 - 12 years	9,015	9,619
Equipment and tooling	3 - 10 years	154,309	160,086
Furniture and fixtures	3 - 13 years	3,314	3,476
Computer equipment	3 - 5 years	17,902	18,621
Computer software	3 - 10 years	17,769	19,011
Construction in process	N/A	4,978	2,638
Total		392,017	398,908
Less accumulated depreciation and amortization		(208,903)	(232,149)
Property and equipment, net		$183,114	$166,759

Depreciation expense was approximately $13.0 million and $13.4 million for the three months ended December 31, 2015 and 2016, respectively, and approximately $26.0 million and $26.7 million for the six months ended December 31, 2015 and 2016, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six-month period ended December 31, 2016 were as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2016	$32,922	$42,574	$47,323	$122,819
Goodwill acquired or adjusted during the period	122,069	—	—	122,069
Foreign currency translation adjustment	(139)	(525)	(1,273)	(1,937)
Balance as of December 31, 2016	$154,852	$42,049	$46,050	$242,951

Intangible assets as of June 30, 2016 and December 31, 2016 were as follows (in thousands):

		June 30, 2016			December 31, 2016
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	9 years	$22,091	$4,120	$17,971	$26,080	$5,046	$21,034
Patents	20 years	8,111	1,760	6,351	8,076	1,454	6,622
Developed technology	10 years	12,901	3,969	8,932	39,495	4,356	35,139
Customer relationships/backlog	7 years	14,223	4,862	9,361	39,959	5,703	34,256
Total amortizable assets		57,326	14,711	42,615	113,610	16,559	97,051
Non-amortizable assets:
Trademarks and trade names		13,668	—	13,668	26,031	—	26,031
IPR&D		—	—	—	3,200	—	3,200
Total intangible assets		$70,994	$14,711	$56,283	$142,841	$16,559	$126,282

Amortization expense related to intangible assets was $1.1 million and $3.4 million for the three month periods ended December 31, 2015 and 2016, respectively. For the six months ended December 31, 2015 and 2016, amortization expense was $2.1 million and $5.5 million, respectively. At December 31, 2016, the estimated future amortization expense was as follows (in thousands):

Fiscal Years
2017 (remaining 6 months)	$7,046
2018	14,812
2019	14,682
2020	13,071
2021	10,573
2022	8,070
2023 and thereafter (including assets that have not yet begun to be amortized)	28,797
Total	$97,051

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in thereafter in the table above. For the three months ended December 31, 2015 and 2016, the Company capitalized software development costs in the amount of $1.0 million and $0.6 million, respectively.  For the six-month periods ended December 31, 2015 and 2016, the Company capitalized software development costs in the amount of $1.4 million and $2.0 million, respectively.

5. Impairment, restructuring and other charges

Impairment

During the first quarter of fiscal 2017, the Company abandoned a product line in its Security division related to a technology the Company no longer supports. As a result, $5.4 million of assets, including the intangible and fixed assets associated with this product line, were fully written off as the Company determined that these assets have no value and were permanently impaired.

During the second quarter of fiscal 2016, the Company determined that fixed assets to be used for turnkey screening solutions programs totaling $5.9 million were not going to be utilized and that they had no value.  As such, this amount was impaired within the Company’s Security division.  In addition, the Company determined that its minority interest investment of $2.8 million within its Optoelectronics and Manufacturing division was not recoverable and permanently impaired.

Restructuring and Other Charges

The Company endeavors to align its global capacity and infrastructure with demand by its customers as well as fully integrate acquisitions, thereby improving operational efficiency. The significant initiatives undertaken by the Company are further discussed below and a summary of all such activity is included in the succeeding tables.

Acquisition and integration of AS&E. In conjunction with the acquisition of AS&E, the Company incurred financing costs and professional fees to complete the acquisition and employee separation costs related to the integration of AS&E into the Company’s Security division.  Through December 31, 2016, the Company had incurred $14.0 million of costs for these activities, including $8.3 million for the elimination of 39 positions. During the three months and six months ended December 31, 3016, the Company incurred $7.8 million and $11.7 million, respectively, for these activities. Management is unable to estimate how much the total cost will be for these activities. The integration of AS&E, including the merger of manufacturing facilities, employee terminations and streamlining of processes, is expected to be completed in fiscal 2019.

Facility consolidation / employee termination. During the second quarter of fiscal 2017, the Healthcare division began the process of consolidating one of its research and development facilities.  As of December 31, 2016, 50 positions have been eliminated and the Company has incurred $0.8 million in employee termination costs for these activities.  During the three months and six months ended December 31, 2016, $0.7 million and $0.8 million, respectively, were incurred. Management estimates the total cost of this initiative to be approximately $1.5 million, and it is expected to be completed by the end of fiscal 2017.

The following table summarizes the restructuring and other charges (in thousands):

	Three months ended December 31, 2015
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Employee termination costs	$336	$—	$206	$—	$542
Legal settlement and related costs	—	—	1,718	—	1,718
Other charges	76	—	20	—	96
Total expensed	$412	$—	$1,944	$—	$2,356

	Three months ended December 31, 2016
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$85	$—	$—	$64	$149
Employee termination costs	7,657	824	266	—	8,747
Facility closures/consolidation	3	69	24	—	96
Other charges (reversals)	—	—	(67)	495	428
Total expensed	$7,745	$893	$223	$559	$9,420

	Six months ended December 31, 2015
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Employee termination costs	$336	$—	$206	$—	$542
Legal settlement and related costs	—	—	1,718	—	1,718
Other charges	76	—	20	—	96
Total expensed	$412	$—	$1,944	$—	$2,356

	Six months ended December 31, 2016
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$810	$—	$—	$3,213	$4,023
Employee termination costs	7,807	1,080	331	—	9,218
Facility closures/consolidation	179	69	24	—	272
Other charges (reversals)	7	—	(67)	506	446
Total expensed	$8,803	$1,149	$288	$3,719	$13,959

6. Borrowings

In December 2016, the Company entered into an amendment to its revolving credit facility, which, among other things, increased the aggregate committed amount available to the Company from $450 million to $525 million and extended the maturity date to December 2021. The credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances, the Company has the ability to increase the facility by the greater of $250 million or such amount as would not cause the Company’s secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.5% as of December 31, 2016, but this margin can range from 1.25% to 2.0% based on the Company’s consolidated net leverage ratio as defined in the credit facility. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.20% as of December 31, 2016, but this fee can range from 0.20% to 0.30% based on the Company’s consolidated net leverage ratio as defined in the credit facility. The Company’s borrowings under the credit agreement are guaranteed by certain of the Company’s U.S.-based subsidiaries and are secured by substantially all of the assets of the Company and certain subsidiaries. The agreement contains various representations and warranties, affirmative, negative and financial covenants and conditions of default customary for financing agreements of this type. As of December 31, 2016, there was $349.0 million of borrowings outstanding under the revolving credit facility and $23.0 million outstanding under the letters-of-credit sub-facility.  Available borrowing under the credit facility as of December 31, 2016 was $153 million. Under the terms of the Company’s revolving credit facility, loans may be borrowed, repaid and re-borrowed during the term.  Although the principal amount of all revolving loans are due and payable in full on the maturity date, the Company has the right to repay the revolving loans in whole or in part from time to time without penalty.  It is the Company’s practice to routinely borrow and repay several times per year under this revolving facility as part of the Company’s overall treasury function.  Therefore, borrowings under the credit facility are classified in current liabilities. As of December 31, 2016, the Company believes that it is in compliance with all covenants under this credit facility.

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of December 31, 2016, $42.6 million was outstanding under these letter-of-credit facilities. As of December 31, 2016, the total amount available under these credit facilities was $10.0 million.

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

Long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2016
Term loans	$6,847	$5,844
Other long-term debt	1,966	1,642
	8,813	7,486
Less current portion of long-term debt	(2,759)	(2,565)
Long-term portion of debt	$6,054	$4,921

7. Stockholders’ Equity

Stock-based Compensation

As of December 31, 2016, the Company maintained two share-based employee compensation plans: the 2012 Incentive Award Plan (“2012 Plan”) and the Amended and Restated 2006 Equity Participation Plan (“2006 Plan”).  Upon stockholder approval of the 2012 Plan, the Company ceased to make grants under the 2006 Plan. In addition, pursuant to the acquisition of AS&E, the Company assumed two share-based employee compensation plans: the AS&E 2005 Equity and Incentive Plan (“2005 AS&E Plan”) and the AS&E 2014 Equity and Incentive Plan (“2014 AS&E Plan”). No new RSU grants will be made under the 2005 AS&E Plan or the 2014 AS&E Plan. The 2012 Plan, the 2006 Plan, the 2005 AS&E Plan and the 2014 AS&E Plan are collectively referred to as the “OSI Plans”.

The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2016	2015	2016
Cost of goods sold	$305	$404	$597	$699
Selling, general and administrative	3,911	5,222	8,019	10,282
Research and development	73	121	138	176
Restructuring	—	2,482	—	2,902
Stock-based compensation expense before taxes	$4,289	$8,229	$8,754	$14,059
Less: related income tax benefit	(1,635)	(3,206)	(3,334)	(5,450)
Stock-based compensation expense, net of estimated taxes	$2,654	$5,023	$5,420	$8,609

As of December 31, 2016, total unrecognized compensation cost related to share-based compensation grants were estimated at $0.8 million for stock options and $25.8 million for restricted stock and restricted stock units (“RSUs”) under the OSI Plans.  The Company expects to recognize these costs over a weighted-average period of 1.9 years.

The following summarizes stock option activity during the six months ended December 31, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2016	934,112	$28.67
Granted	15,591	$73.63
Exercised	(95,353)	$21.71
Expired or forfeited	(2,287)	$71.42
Outstanding at December 31, 2016	852,063	$30.16	3.7 years	$39,161
Exercisable at December 31, 2016	803,355	$27.62	3.4 years	$38,960

The following summarizes restricted stock and RSU award activity during the six months ended December 31, 2016:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2016	530,498	$67.94
Granted	373,709	65.47
Vested	(294,049)	69.42
Net replacement RSUs (1)	58,939	67.76
Forfeited	(17,229)	68.04
Nonvested at December 31, 2016	651,868	$65.84

(1)         Pursuant to the acquisition of AS&E, the Company assumed unvested RSUs originally granted by AS&E and converted them into RSUs for the Company’s common stock.

As of December 31, 2016, there were approximately 1.3 million shares available for grant under the 2012 Plan.  Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

The Company granted 139,300 and 155,488 performance-based RSUs during the six months ended December 31, 2015 and 2016, respectively. These performance-based RSUs are contingent on the achievement of certain performance metrics. The payout can range from zero to 250% of the original number of shares or units awarded.

Share Repurchase Program

The Board of Directors authorized stock repurchase programs totaling 5.5 million shares, of which 955,121 are still available. These programs do not expire. Upon repurchase, the shares are restored to the status of authorized but unissued, and the Company records them as a reduction in the number of shares of common stock issued and outstanding in the consolidated financial statements.

8. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2016	2015	2016
Service cost	$212	$224	$425	$448
Interest cost	8	7	17	14
Amortization of prior service cost	105	70	210	140
Net periodic pension expense	$325	$301	$652	$602

For the three months ended December 31, 2015 and 2016, the Company made contributions of $0.2 million and $1.0 million, respectively, to these defined benefit plans. For the six months ended December 31, 2015 and 2016, the Company made contributions of $0.2 million and $1.0 million, respectively, to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For the three months ended December 31, 2015 and 2016, the Company made contributions of $1.2 million and $1.0 million, respectively, to these defined contribution plans. For the six months ended December 31, 2015 and 2016, the Company made contributions of $2.3 million and $2.2 million, respectively, to these defined contribution plans.

9. Commitments and Contingencies

Contingent Acquisition Obligations

Under the terms and conditions of the agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones. The maximum amount of such future payments under arrangements with contingent consideration caps was $32.3 million as of December 31, 2016. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing, the technology of CXR Limited, a company acquired in 2004.

For acquisitions that occurred through the end of fiscal year 2009, the Company accounts for such contingent payments as an addition to the purchase price of the acquired business. For acquisitions after fiscal 2009, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition with subsequent revisions recorded in Selling, general and administrative expense in the condensed consolidated financial statements.  The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, which may include projected revenues, gross margins, operating income, estimated probability of achieving and the estimated probability of earn-out payments being made. These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute the contingent earnout liability. The following table reconciles the contingent earnout liabilities, which are included in Other accrued expenses and current liabilities, and Other long-term liabilities in the accompanying condensed consolidated balance sheets, from June 30, 2016 to December 31, 2016:

Beginning fair value, June 30, 2016	$17,117
Remeasurement of fair value for contingent earn-out obligations	(319)
Payments on contingent earn-out obligations	—
Ending fair value, December 31, 2016	$16,798

Advances from Customers

The Company receives advances from customers associated with certain projects. In fiscal 2012, the Company entered into an agreement with the Mexican government to provide a turnkey security screening solution at various locations throughout the country. Associated with the agreement, the Company was provided an advance totaling $100 million. The Company is obligated to provide a guarantee until the advance has been amortized. As of June 30, 2016 and December 31, 2016, $25.0 million and $12.5 million, respectively, of this advance remains outstanding and is included in Advances from customers.

Environmental Contingencies

The Company is subject to various environmental laws. The Company’s practice is to conduct appropriate environmental investigations at its manufacturing facilities in North America, Asia-Pacific and Europe and, to the extent practicable, to conduct investigations on all new properties in order to identify, as of the date of such investigation, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, the Company has conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

During one investigation at the Company’s Hawthorne, California facility, the Company discovered soil and groundwater contamination that it believes was the result of unspecified on- and off-site releases occurring prior to the Company’s occupancy. Historical usage of this site includes semiconductor and electronics manufacturing, dating back to the mid-1960s, as well as possible aircraft and related manufacturing dating to the early 1940s. Similar operations, including chemical manufacturing and storage, were conducted at neighboring sites throughout that period and into the 1990s. It is not presently known when the releases occurred or by whom they were caused, though Company records, in conjunction with data obtained from soil and groundwater surveys, support the Company’s assertion that these releases are historical in nature, having occurred prior to the Company’s occupancy. Further, the groundwater contamination is a known regional issue, not limited to the Company’s premises or its immediate surroundings. The Company has filed all requisite reports with the appropriate environmental authorities and continues to cooperate with the local governing agency to develop a complete and accurate characterization of this site. Recent activities include the installation of groundwater monitoring wells, indoor air quality monitoring and additional soil and soil vapor studies. Results from these studies are being evaluated to determine the extent of the on-site releases as well as appropriate and cost-effective remedial action measures. Periodic groundwater monitoring is expected to continue until such time as governing authorities request further action.

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

Indemnifications

In the normal course of business, the Company has agreed to indemnify certain parties with respect to specified  matters. The Company has agreed to hold these parties harmless against losses arising from a breach of representations, warranties or covenants or intellectual property infringement or other claims made by third parties. These agreements sometimes  limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers. It is not possible to determine the maximum potential liability exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company had not recorded any liability for costs related to contingent indemnification obligations as of December 31, 2016.

Product Warranties

The Company offers its customers warranties on many of the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred.  Outstanding warranty provisions are included in Other accrued expenses and current liabilities in the condensed consolidated balance sheets.

The following table presents changes in warranty provisions (in thousands):

	Six Months Ended December 31,
	2015	2016
Balance at beginning of period	$12,738	$15,948
Additions and adjustments	4,460	5,077
Reductions for warranty repair costs	(5,514)	(2,752)
Balance at end of period	$11,684	$18,273

Legal Proceedings

Three shareholder derivative complaints (the “Derivative Actions”) have been filed purportedly on behalf of the Company against the members of the Company’s Board of Directors (as individual defendants). Hagan v. Chopra et al. was filed in the United States District Court for the Central District of California (the “Court”) on April 15, 2014, and was subsequently consolidated by the Court with City of Irving Benefit Plan v. Chopra et al., which was filed on December 29, 2014. Kocen v. Chopra et al. was filed in the Delaware Court of Chancery on July 14, 2015. The Derivative Actions generally assert claims for breach of fiduciary duties and unjust enrichment against the individual defendants on behalf of the Company. Plaintiffs in the Derivative Actions seek unspecified damages, restitution, injunctive relief, attorneys’ and experts’ fees, costs, expenses, and other unspecified relief. Following mediation and post-mediation settlement discussions, the parties to the Derivative Actions reached a settlement, which would provide for the resolution of all pending claims in both the California and Delaware actions, subject to the Court’s approval.  The settlement reached includes reimbursement of attorneys’ fees, which is expected to be covered by insurance.  The Company and the other defendants agreed to the settlement to avoid further expense, inconvenience, and the distraction and inherent risks of burdensome and protracted litigation. Neither the Company nor the individual defendants conceded any wrongdoing or liability, and continue to believe that they have meritorious defenses to all claims alleged in the Derivative Actions.  On January 24, 2017, the Court granted preliminary approval of the settlement.  Stockholders seeking information about the settlement are directed to the Company’s Investor Relations website, located at http://investors.osi-systems.com/.  Information contained on or that can be accessed through the Company’s website is not incorporated herein by reference.

The Company’s recently acquired subsidiary, AS&E, has been the subject of an investigation by the Office of the Inspector General of the U.S. General Services Administration (“GSA”).  The investigation relates to AS&E’s discount practices and compliance with the pricing provisions of AS&E’s GSA Schedule contract.  The investigation could lead to claims or findings of violations of the False Claims Act in connection with AS&E’s GSA contracting activity. Violations of the False Claims Act could result in the imposition of damages ( up to treble damages) plus civil penalties in some cases, and the Company expects to incur legal costs in connection with the investigation. The Company and AS&E continue to cooperate with the GSA investigation and management believes that an appropriate accrual for this uncertainty has been provided in the accompanying condensed consolidated financial statements.

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

The following tables present the operations and identifiable assets by industry segment (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2016	2015	2016
Revenues (1) — by Segment:
Security Division	$93,720	$139,504	$190,130	$263,213
Healthcare Division	55,548	51,110	107,013	96,760
Optoelectronics and Manufacturing Division, including intersegment revenues	60,560	60,602	123,108	117,556
Intersegment revenues elimination	(12,489)	(8,668)	(22,862)	(14,126)
Total	$197,339	$242,548	$397,389	$463,403

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2016	2015	2016
Operating income (loss) — by Segment:
Security Division	$2,534	$9,130	$15,169	$18,480
Healthcare Division	3,380	801	6,318	(2,463)
Optoelectronics and Manufacturing Division	3,192	5,525	8,753	10,175
Corporate	(7,903)	(6,802)	(13,105)	(15,815)
Eliminations (2)	(422)	39	(657)	415
Total	$781	$8,693	$16,478	$10,792

	June 30, 2016	December 31, 2016
Assets — by Segment:
Security Division	$519,068	$836,182
Healthcare Division	200,067	192,909
Optoelectronics and Manufacturing Division	211,337	196,311
Corporate	64,970	35,907
Eliminations (2)	(3,719)	(3,304)
Total	$991,723	1,258,005

(1)        For the three months ended December 31, 2015 and 2016, one customer, SAT in Mexico, accounted for 14% and 12% of total net revenues, respectively. For the six months ended December 31, 2015 and 2016, SAT accounted for 15% and 13% of total net revenues, respectively.

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

This management’s discussion and analysis of financial condition as of December 31, 2016 and results of operations for the three and six months ended December 31, 2016 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2016.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives and future financial position, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “plan,” “project,” “believe,” “expect,” “may,” “could,” “likely to,” “should,” or “will,” or similar expressions or by discussions of strategy that involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Statements in this Quarterly Report on Form 10-Q that are forward-looking are based on current expectations, and actual results may differ materially. These forward-looking statements should be considered in light of numerous risks and uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, we could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; impact of volatility in oil prices; unfavorable currency exchange rate fluctuations; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; AS&E integration and other AS&E-related risks; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our ongoing investigations and compliance reviews, contract and regulatory compliance matters, and actions, if brought, resulting in judgments, settlements, fines, injunctions, debarment and/or penalties, as well as other risks and uncertainties, including, but not limited to, those detailed herein and from time to time in our Securities and Exchange Commission filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we provide security screening products and services worldwide, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 48% and 57% of our total consolidated revenues for the six months ended December 31, 2015 and 2016, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology, anesthesia delivery and ventilation systems and defibrillator products and related supplies and accessories worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 27% and 21% of our total consolidated revenues for the six months ended December 31, 2015 and 2016, respectively.  During fiscal 2017, we embarked on the consolidation of a manufacturing and R&D facility.  In conjunction with this initiative, we have incurred approximately $0.8 million of employee termination costs, which we estimate will result in approximately $1.2 million of recurring annualized savings. Upon completion of this initiative, which we estimate will occur by the end of the current fiscal year, the total cost will be approximately $1.5 million and will result in recurring annualized savings of approximately $3.0 million.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation systems, automotive diagnostic systems, gaming systems and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers and end users, as well as our own Security and Healthcare divisions.  Revenues from external customers in our Optoelectronics and Manufacturing division accounted for approximately 25% and 22% of our total consolidated revenues for the six months ended December 31, 2015 and 2016, respectively.

Acquisition Activity.  During the six months ended December 31, 2016, we completed the acquisition of AS&E, a leading provider of detection solutions for advanced cargo, parcel and personnel inspection. AS&E’s operations are included in our Security division.  We financed the total estimated purchase price of $266 million with a combination of cash on hand and borrowing under our existing revolving bank line of credit, as well as issuance of Company RSUs to replace RSUs previously issued by AS&E.  Immediately following the close of the acquisition, we used $69 million of AS&E’s existing cash on hand to pay down the revolving bank line of credit.  In conjunction with the integration of AS&E into our Security division, during the six months ended December 31, 2016, we have incurred approximately $8 million of costs related to employee terminations, which we estimate, along with other integration activities, will result in recurring annualized savings from synergies of approximately $12 million.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have and may continue to influence our results of operations.

Global Economic Considerations.     Global economic uncertainty and the strength of the U.S. dollar, which may make our products and services less competitive in countries with currencies that have declined in value against the U.S. dollar, have continued to negatively impact demand for certain products and services in our Security and Healthcare divisions. Additionally, weakness in the oil markets has led to delayed purchasing by certain customers generally within the security industry impacting our Security division but also in other industries impacting our other two divisions. It is uncertain how long the period of economic uncertainty or the impact of lower oil prices will last. Therefore, we expect that there may continue to be a period of delayed or deferred purchasing by our customers, but we are unable to quantify the magnitude of the potential impact at this time. Purchase delays and deferments could continue to have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations and financial condition.

Healthcare Division.    The results of our operations have been adversely impacted by issues associated with significant product launches by our Healthcare division. Although we are hopeful that the challenges associated with these product launches are near resolution, the resultant delays may continue to adversely impact our results of operations for additional periods.  Additionally, the new Presidential administration and Congress have expressed a desire to repeal the Affordable Care Act, which has created uncertainty in the healthcare industry and has adversely impacted, and may continue to adversely impact, our results of operations.

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

Results of Operations for the Three Months Ended December 31, 2015 (Q2 2016) Compared to Three Months Ended December 31, 2016 (Q2 2017) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	Q2 2016	% of Net Sales	Q2 2017	% of Net Sales	$ Change	% Change
Security	$93.7	47%	$139.5	58%	$45.8	49%
Healthcare	55.5	28%	51.1	21%	(4.4)	(8)%
Optoelectronics / Manufacturing	48.1	25%	51.9	21%	3.8	8%
Total net revenues	$197.3	100%	$242.5	100%	$45.2	23%

Revenues for the Security division for the three months ended December 31, 2016 increased primarily as a result of (i) $29.1 million from sales of our newly acquired subsidiary, AS&E; (ii) significantly increased sales of our RTT product to international customers; and (iii) increased turnkey screening services revenues as a result of our contract with the Albanian government.

Revenues for the Healthcare division for the three months ended December 31, 2016 decreased primarily as a result of a challenging hospital spending environment in our international markets and the continued impact from issues associated with new product launches from prior years. These challenges were partially offset by 4% sales growth in the U.S. market.

Revenues for the Optoelectronics and Manufacturing division for the three months ended December 31, 2016 increased due to $4.2 million of revenues attributable to two small acquisitions, which were completed in the third quarter of fiscal 2016.  Without these acquisitions, organic sales in this division were comparable with the prior year as a result of higher sales in our North American operations offset by lower sales from our Asian operations.

Gross Profit

	Q2 2016	% of Net Sales	Q2 2017	% of Net Sales
Gross profit	$68.1	34.5%	$82.6	34.1%

Gross profit during the three months ended December 31, 2016 increased as a result of increased sales. Gross margin decreased mainly due to lower sales within our Healthcare division, which carries the highest gross margin of our three divisions.  This factor was partially offset by gross margin expansion within our Security division and Optoelectronics and Manufacturing division due to a more favorable revenue mix.

Operating Expenses

	Q2 2016	% of Net Sales	Q2 2017	% of Net Sales	$ Change	% Change
Selling, general and administrative	$43.2	21.9%	$51.5	21.2%	$8.3	19%
Research and development	13.0	6.6%	13.0	5.4%	—	—%
Impairment, restructuring and other charges	11.1	5.6%	9.4	3.9%	(1.7)	(15)%
Total operating expenses	$67.3	34.1%	$73.9	30.5%	$6.6	10%

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. The increased SG&A expense is primarily attributable to the acquisition of AS&E and two small acquisitions by our Optoelectronics and Manufacturing division in the prior year.  These increases were partially offset by a decrease in SG&A expense at our Healthcare division as a result of a stronger U.S. dollar and reduced spending in response to lower sales.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures.  R&D spending during the three months ended December 31, 2016 was comparable with the prior year period.  The incremental R&D spending attributable to the acquisition of AS&E was offset by lower spending by the organic operations of our Security division and our Healthcare division.

Impairment, restructuring and other charges.  Impairment, restructuring and other charges were $11.1 million and $9.4 million for the three months ended December 31, 2015 and 2016, respectively. The charges incurred in the current year include: $7.7 million of employee termination costs related to the integration of AS&E and $0.7 million of employee termination costs related to the consolidation of a R&D and manufacturing facility in our Healthcare division.  The charges incurred in the prior-year period include: (i) the $2.8 million impairment of a minority investment that we believed was permanently impaired; (ii) the $5.9 million impairment of certain fixed assets that were no longer usable or saleable; (iii) $1.7 million related to a legal settlement; and (iv) $0.5 million of employee termination costs.

Other Income and Expenses

Interest and other expense, net. For the three months ended December 31, 2016, interest and other expense, net amounted to $2.0 million as compared to $0.6 million in the comparable prior-year period.  This increase was primarily driven by higher levels of borrowing under our revolving credit facility to fund the acquisition of AS&E.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries. For the three months ended December 31, 2016, our income tax provision was $1.9 million, compared to $0.1 million for the comparable prior-year period. Our effective tax rate for the three months ended December 31, 2016 was 28.0%, compared to 31.5% in the comparable prior-year period.

Results of Operations for the Six Months Ended December 31, 2015 (YTD Q2 2016) Compared to Six Months Ended December 31, 2016 (YTD Q2 2017) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q2 2016	% of Net Sales	YTD Q2 2017	% of Net Sales	$ Change	% Change
Security	$190.2	48%	$263.2	57%	$73.0	38%
Healthcare	107.0	27%	96.8	21%	(10.2)	(10)%
Optoelectronics / Manufacturing	100.2	25%	103.4	22%	3.2	3%
Total net revenues	$397.4	100%	$463.4	100%	$66.0	17%

Revenues for the Security division for the six months ended December 31, 2016 increased primarily as a result of (i) $43.2 million from sales of our newly acquired subsidiary, AS&E; (ii) significantly increased sales of our RTT product to international customers; and (iii) increased turnkey screening services revenues as a result of our contract with the Albanian government.

Revenues for the Healthcare Division for the six months ended December 31, 2016 decreased across nearly all of our product lines and regions.  We believe this contraction is due, in part, by a hospital spending environment influenced by challenging economic factors in many of our markets and the continued impact from issues associated with new product launches from prior years.

Revenues for the Optoelectronics and Manufacturing division for the six months ended December 31, 2016 increased due to $8.2 million of revenues attributable to two small acquisitions, which were completed in the third quarter of fiscal 2016, and increased sales by our North American contract manufacturing business, partially offset by lower sales from our Asian operations.

Gross Profit

	YTD Q2 2016	% of Net Sales	YTD Q2 2017	% of Net Sales
Gross profit	$136.0	34.2%	$150.7	32.5%

Gross profit during the six months ended December 31, 2016 increased as a result of increased sales. Gross margin decreased due to lower sales within our Healthcare division, which carries the highest gross margin of our three divisions.  This factor was partially offset by gross margin expansion within our Optoelectronics and Manufacturing division due to a more favorable product mix.

Operating Expenses

	YTD Q2 2016	% of Net Sales	YTD Q2 2017	% of Net Sales	$ Change	% Change
Selling, general and administrative	$83.6	21.0%	$95.1	20.5%	$11.5	14%
Research and development	24.9	6.3%	25.4	5.5%	0.5	2%
Impairment, restructuring and other charges	11.1	2.8%	19.4	4.2%	8.3	75%
Total operating expenses	$119.6	30.1%	$139.9	30.2%	$20.3	17%

Selling, general and administrative.  The increased SG&A expense is primarily attributable to the acquisition of AS&E and two small acquisitions by our Optoelectronics and Manufacturing division in the prior year.  These increases were partially offset by a decrease in SG&A spending in our Healthcare division as a result of a stronger U.S. dollar and reduced spending in response to lower sales.

Research and development. R&D spending during the six months ended December 31, 2016 was slightly higher than the comparable prior year period.  The incremental R&D spending attributable to the acquisition of AS&E was partially offset by lower spending by the organic operations of our Security division and our Healthcare division.

Impairment, restructuring and other charges.  Impairment, restructuring and other charges were $11.1 million and $19.4 million for the six months ended December 31, 2015 and 2016, respectively. The charges incurred in the current year include: (i) a $5.4 million impairment charge as a result of the abandonment of a product line; (ii) $7.8 million of employee termination costs and $4.0 million of acquisition costs, both primarily related to the acquisition and integration of AS&E; and (iii) $0.8 million of employee termination costs related to a facility consolidation in our Healthcare division.  The charges incurred in the prior-year period include: (i) the $2.8 million impairment of a minority investment that we believed was permanently impaired; (ii) the $5.9 million impairment of certain fixed assets that were no longer usable or saleable; (iii) $1.7 million related to a legal settlement; and (iv) $0.5 million of employee termination costs.

Other Income and Expenses

Interest and other expense, net.  For the six months ended December 31, 2016, interest and other expense, net, was $3.1 million as compared to $1.4 million for the same prior-year period.  Interest expense associated with higher levels of borrowing under our revolving credit facility to fund the acquisition of AS&E in the current fiscal year.

Income taxes.  For the six months ended December 31, 2016, our income tax provision was $2.1 million, compared to $4.1 million for the comparable prior-year period. Our effective tax rate for the six-month period ended December 31, 2016 was 28.0% compared to 27.5% in the comparable prior-year period.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility.  Cash and cash equivalents totaled $138.2 million as of December 31, 2016, an increase of $33.8 million, or 32%, from $104.4 million as of June 30, 2016.  During the six months ended December 31, 2016, we generated $18.3 million of cash flow from operations. We utilized borrowings from our credit facility for the following: (i) $189.0 million for the acquisition of AS&E and another minor acquisition; (ii) $7.1 million invested in capital expenditures and intangible and other assets; and (iii) $16.4 million for the repurchase of our common stock, including net share settlement of equity awards.  If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future.  In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit, as accounting earnings in the U.S. are not necessarily indicative of cash flows since earnings are generally reduced by non-cash expenses including depreciation, amortization, and stock-based compensation.

We have a five-year revolving credit facility that allows us to borrow up to $525 million. As of December 31, 2016, there was $349.0 million of borrowings outstanding under the revolving credit facility and $23.0 million outstanding under the letters-of-credit sub-facility.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the six months ended December 31, 2016, we generated $18.3 million of cash in operations as compared to $19.6 million in the prior-year period.  Cash flow from operating activities during the first six months of fiscal 2017 primarily consisted of net income of $5.5 million, adjusted for certain non-cash items, including total depreciation and amortization of $32.2 million, stock-based compensation expense of $14.1 million and impairment charges of $5.4 million, and was offset by the net impact of changes in operating assets and liabilities, which used cash of $39.1 million.

Cash Used in Investing Activities. Net cash used in investing activities was $196.1 million for the six months ended December 31, 2016 as compared to $9.7 million used for the six months ended December 31, 2015.  During the six months ended December 31, 2016, we used cash of $189.0 million for acquisitions of businesses as compared to $2.1 million in the comparable prior-year period.

Cash Provided by Financing Activities. Net cash provided by financing activities was $212.9 million for the six months ended December 31, 2016, compared to $22.5 million during the prior-year period. During the six months ended December 31, 2016, we borrowed $224 million from our revolving credit facility primarily to finance the acquisition of AS&E, as compared to $55.0 million in the prior year.  Further, we used cash of $16.4 million to repurchase our common stock including net share settlement of equity awards in the current year as compared to $35.7 million in the prior year.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $356.5 million at December 31, 2016, an increase of $222.7 million from $133.8 million at June 30, 2016.  We borrowed approximately $196 million under our line of credit in connection with the acquisition of AS&E. See Note 6 to the condensed consolidated financial statements for further discussion regarding our revolving credit facility.

Cash Held by Foreign Subsidiaries

Our cash, cash equivalents, and investments totaled $138.2 million at December 31, 2016. Of this amount, approximately 95% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Mexico, Malaysia and the United Kingdom, and to a lesser extent in India, Singapore, Germany and China, among others. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event that funds from foreign operations are needed to fund operations in the U.S. and if U.S. taxes have not been previously provided on the related earnings, we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares acquired during the quarter ended December 31, 2016:

	Total number of shares (or units) purchased(1)(2)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number that may yet be purchased under the plans or programs (3)
October 1, 2016 to October 31, 2016	131,105	$66.24	—	1,020,763
November 1, 2016 to November 30, 2016	36,249	$67.23	35,642	985,121
December 1, 2016 to December 31, 2016	30,026	$75.31	30,000	955,121
	197,380	$67.80	65,642

(1)         A total of 131,105 shares, 607 shares and 26 shares of common stock were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares for the months October, November and December 2016, respectively.

(2)         For the three months ended December 31, 2016, a total of 65,642 shares of common stock were purchased under the stock repurchase programs at an average price of $70.91 per share.

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

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.  See Notes 6 and 9 to the condensed consolidated financial statements for further discussion regarding significant changes in those obligations during the first six months of fiscal 2017.

Off Balance Sheet Arrangements

As of December 31, 2016, we did not have any significant off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three months ended December 31, 2016, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

Foreign Currency

Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. We conduct business in more than 20 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a loss of $0.1 million for each of the three months ended December 31, 2015 and December 31, 2016.  We incurred a loss of $0.6 million and a gain of $0.8 million during the six months ended December 31, 2015 and 2016, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $3.0 million in the second quarter of fiscal 2017. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $3.0 million in the second quarter of fiscal 2017.

Use of Derivatives

On occasion we enter into derivative contracts to hedge the impact of fluctuations in foreign currencies and the volatility of variable interest rate borrowing.  Our current use of derivatives consists of an interest rate swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had an interest rate swap of $4.5 million outstanding as of December 31, 2016.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and six months ended December 31, 2016.

Interest Rate Risk

We classify all highly liquid investments with maturities of three months or less as cash equivalents and as recorded on our balance sheet represent fair value.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1	Fifth Amendment to Credit Agreement dated December 20, 2016 between Wells Fargo Bank, N.A. and OSI Systems, Inc. (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the OSI Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)         Previously filed with our Current Report on Form 8-K filed on December 21, 2016.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 30th day of January 2017.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer