Form 10-Q
period 2017-03-31
OSI SYSTEMS INC
filed 2017-04-27
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 25, 2017, there were 18,678,973 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

	June 30,	March 31,
	2016	2017
ASSETS
Current Assets:
Cash and cash equivalents	$104,370	$158,472
Accounts receivable, net	141,716	183,838
Inventories	273,288	267,191
Prepaid expenses and other current assets	35,944	47,066
Total current assets	555,318	656,567
Property and equipment, net	183,114	161,081
Goodwill	122,819	241,727
Intangible assets, net	56,283	120,575
Deferred income taxes	43,474	16,975
Other assets	30,715	38,812
Total assets	$991,723	$1,235,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$125,000	$93,000
Current portion of long-term debt	2,759	2,410
Accounts payable	69,490	80,279
Accrued payroll and related expenses	29,203	30,681
Advances from customers	55,408	44,064
Deferred revenue	29,978	25,472
Other accrued expenses and current liabilities	55,997	72,320
Total current liabilities	367,835	348,226
Long-term debt	6,054	240,018
Deferred income taxes	29,160	28,600
Other long-term liabilities	47,828	64,581
Total liabilities	450,877	681,425
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value —authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value — authorized, 100,000,000 shares; issued and outstanding, 18,912,157 shares at June 30, 2016 and 18,676,162 shares at March 31, 2017	219,114	216,220
Retained earnings	338,988	358,517
Accumulated other comprehensive loss	(17,256)	(20,425)
Total stockholders’ equity	540,846	554,312
Total liabilities and stockholders’ equity	$991,723	$1,235,737

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2017	2016	2017
Net revenues:
Products	$148,730	$168,238	$419,398	$488,285
Services	62,074	76,908	188,795	220,264
Total net revenues	210,804	245,146	608,193	708,549
Cost of goods sold:
Products	102,929	116,862	290,036	348,500
Services	37,816	42,256	112,063	123,339
Total cost of goods sold	140,745	159,118	402,099	471,839
Gross profit	70,059	86,028	206,094	236,710
Operating expenses:
Selling, general and administrative	39,233	49,431	122,767	144,528
Research and development	12,945	14,395	37,871	39,811
Impairment, restructuring and other charges	4,537	2,508	15,634	21,885
Total operating expenses	56,715	66,334	176,272	206,224
Income from operations	13,344	19,694	29,822	30,486
Interest expense, net	(680)	(2,583)	(2,025)	(5,716)
Other income (expense), net	14	2,094	(58)	2,088
Income before income taxes	12,678	19,205	27,739	26,858
Provision for income taxes	3,335	5,186	7,483	7,329
Net income	$9,343	$14,019	$20,256	$19,529
Earnings per share:
Basic	$0.48	$0.74	$1.03	$1.03
Diluted	$0.47	$0.72	$1.00	$1.00
Shares used in per share calculation:
Basic	19,336	18,913	19,604	18,964
Diluted	19,941	19,515	20,261	19,585

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2017	2016	2017
Net income	$9,343	$14,019	$20,256	$19,529
Other comprehensive income (loss):
Foreign currency translation adjustment	(599)	1,697	(3,263)	(3,303)
Other	79	15	188	134
Other comprehensive income (loss)	(520)	1,712	(3,075)	(3,169)
Comprehensive income	$8,823	$15,731	$17,181	$16,360

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Nine Months Ended March 31,
	2016	2017
Cash flows from operating activities:
Net income	$20,256	$19,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,544	49,042
Stock based compensation expense	13,582	20,262
Amortization of debt discount and issuance costs	—	779
Impairment charges	8,741	5,418
Gain on sale of business	—	(2,110)
Other	1,571	1,186
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	21,442	(20,677)
Inventories	(53,974)	26,410
Prepaid expenses and other assets	(17,746)	(6,017)
Accounts payable	21,813	6,733
Advances from customers	(201)	(27,417)
Deferred revenue	(12,890)	(16,582)
Other	(4,902)	(4,385)
Net cash provided by operating activities	40,236	52,171
Cash flows from investing activities:
Acquisition of property and equipment	(8,965)	(11,979)
Acquisition of businesses, net of cash acquired	(19,565)	(191,238)
Net proceeds from sale of business	—	12,793
Acquisition of intangible and other assets	(4,256)	(4,034)
Net cash used in investing activities	(32,786)	(194,458)
Cash flows from financing activities:
Net borrowings (payments) on bank lines of credit	125,000	(32,000)
Proceeds from long-term debt	583	280,261
Payments on long-term debt	(2,209)	(2,716)
Proceeds from exercise of stock options and employee stock purchase plan	6,132	9,953
Repurchase of common shares	(73,368)	(48,453)
Taxes paid related to net share settlements of equity awards	(13,187)	(9,922)
Net cash provided by financing activities	42,951	197,123
Effect of exchange rate changes on cash	(569)	(734)
Net increase in cash and cash equivalents	49,832	54,102
Cash and cash equivalents—beginning of period	47,593	104,370
Cash and cash equivalents—end of period	$97,425	$158,472
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$1,563	$4,286
Income taxes	$20,075	$16,108

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

The Company has three reporting segments: (i) Security, providing security inspection systems, turnkey security screening solutions and related services; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and anesthesia and ventilation systems, and related services; and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare divisions, as well as to external original equipment manufacturer (“OEM”) customers and end users for applications in the defense, aerospace, medical and industrial markets, among others.

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

Through its Healthcare division, the Company designs, manufactures, markets and services patient monitoring, diagnostic cardiology, and anesthesia delivery and ventilation systems and related supplies and accessories globally. These products are used by care providers in critical care, emergency and perioperative areas in hospitals as well as in physicians’ offices, medical clinics and ambulatory surgery centers, among others.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the operating results to be expected for the full 2017 fiscal year or any future periods.

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

Per Share Computations

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company computes diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock or unit awards under the treasury stock method. The underlying equity component of the 1.25% convertible senior notes discussed in Note 6 to the condensed consolidated financial statements will have no impact to diluted earnings per share until the average price of the Company’s common stock exceeds the conversion price because the principal amount of the Notes is intended to be settled in cash upon conversion.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2017	2016	2017
Net income for diluted earnings per share calculation	$9,343	$14,019	$20,256	$19,529

Weighted average shares outstanding for basic earnings per share calculation	19,336	18,913	19,604	18,964
Dilutive effect of stock awards	605	602	657	621
Weighted average shares outstanding for diluted earnings per share calculation	19,941	19,515	20,261	19,585

Basic earnings per share	$0.48	$0.74	$1.03	$1.03
Diluted earnings per share	$0.47	$0.72	$1.00	$1.00

Stock options excluded from computation due to antidilutive effect	70	48	39	47

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

The fair values of the Company’s financial assets and liabilities as of June 30, 2016 and March 31, 2017 are categorized as follows (in thousands):

	June 30, 2016				March 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$354	$—	$—	$354	$266	$—	—	$266
Insurance company contracts	—	21,353	—	21,353	—	25,614	—	25,614
Interest rate contract	—	(31)	—	(31)	—	22	—	22
Total assets	$354	$21,322	$—	$21,676	$266	$25,636	$—	$25,902

Liabilities — Contingent payment obligations	$—	$—	$17,117	$17,117	$—	$—	$14,347	$14,347

Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists of an interest rate swap agreement. The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to the Company’s variable, LIBOR-based term loan. The interest rate swap matures in October 2019, which aligns with the maturity of the term loan. The interest rate swap is considered an effective cash flow hedge and, as a result, the net gains or losses from the periodic fair market revaluation of such instrument were reported as a component of Other comprehensive income (loss) in the condensed consolidated financial statements and are reclassified to interest expense when the hedge transaction settles.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged while assets are used in service and are generally computed using the straight-line method over the estimated useful lives of the assets taking into consideration any estimated salvage value. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the useful life of the leasehold improvement asset or the lease term. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense. In the event that property and equipment are idle, as a result of excess capacity or the early termination, non-renewal or reduction in scope of a turnkey screening operation, such assets are assessed for impairment on a periodic basis. Certain fixed assets related to the Company’s turnkey security screening program in Mexico are not currently in use. As of March 31, 2017, the net value of these fixed assets not in use is approximately $15 million, which amount is included in property and equipment in the condensed consolidated balance sheet.

Goodwill Impairment

Goodwill represents the excess purchase price over the fair value of the net assets acquired in business combinations. Goodwill is allocated to the Company’s segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is annually tested for impairment during the Company’s second quarter and more frequently if there is an indicator of impairment. The Company assesses qualitative factors of each its three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.

The assessments conducted as of December 31, 2016 indicated that it is not more likely than not that the fair values of two of the Company’s three reporting units are less than their carrying amounts, including goodwill. Thus, the Company determined that it is not necessary to proceed with the two-step goodwill impairment test and that there is no goodwill impairment for these two reporting units. For the third reporting unit, the results of the Company’s assessment of qualitative factors were not conclusive and, thus, the Company proceeded with the two-step goodwill impairment test. First, the Company determined if the carrying amount of this reporting unit exceeds its fair value. The fair value of the reporting unit was calculated using the income approach. Under the income approach, the fair value of the reporting unit was calculated by estimating the present value of associated future cash flows. Upon completion of step one of this test, the analysis indicated that the estimated fair value of the third reporting unit substantially exceeded the carry amounts, plus goodwill, of the reporting unit.  The Company applied a hypothetical 10 percent decrease to the fair value of the reporting unit, which at December 31, 2016 would not have triggered additional impairment testing and analysis. There was no goodwill impairment for this reporting unit.  Subsequent to the Company’s annual test for impairment during its second quarter, there have been no indications of impairment and, thus, no further assessments have been performed.

Revenue Recognition

Product Sales. The Company recognizes revenue from sales of products upon shipment when title and risk of loss passes and when terms are fixed and collection is probable. In an instance where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until the Company has achieved the acceptance criteria unless customer acceptance terms are perfunctory or inconsequential.

Service Revenue. Revenue from services includes after-market services, installation and implementation of products and turnkey security screening services. Generally, revenue from services is recognized when the services are performed. Revenues from out-of-warranty service maintenance contracts are recognized ratably over the respective terms of such contracts. Deferred revenue for such services arises from payments received from customers for services not yet performed.

Multiple-Deliverable Arrangements. The Company enters into certain agreements with customers for the sale of capital equipment that contain multiple elements that may include civil works to prepare a site for the installation of equipment, manufacture and delivery of equipment,  installation and integration of equipment,  training of customer personnel to operate the equipment and after-market service of the equipment. The timing for each of these deliverables can range from a short amount of time and be completed entirely within a single reporting period to over several reporting periods. The general timing of revenue recognition for each deliverable may be dependent upon several milestones, including physical delivery of equipment, completion of factory acceptance test, completion of site acceptance test, installation and connectivity of equipment, certification of training of personnel and, in the case of after-market service deliverables, the passage of time (typically evenly over the post-warranty period of the service deliverable).

Multiple-deliverable arrangements require that the arrangement consideration be allocated to each deliverable based on its relative selling price and recognized as revenue when the revenue recognition criteria for each deliverable has been met. The arrangement is separated into more than one unit of accounting if both of the following criteria are met: (i) the delivered item has value to the customer on a stand-alone basis; and (ii) for an arrangement including a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the Company’s control. If these criteria are not met, the arrangement is accounted for as one unit of accounting and the recognition of revenue is deferred until delivery is complete or is recognized ratably over the contract period as appropriate. If these criteria are met, consideration is allocated at inception of the arrangement to all deliverables on the basis of the relative selling price. The Company has generally met these criteria for the multiple-deliverable arrangement as all of the deliverables in its arrangements have stand-alone value in that either the customer can resell that item or another vendor sells that item separately. The Company typically does not offer a general right of return in regards to its multiple-deliverable arrangements.

The selling price of each deliverable is determined by establishing vendor-specific objective evidence (“VSOE”), third party evidence (“TPE”) or best estimate of selling price (“BESP”) for each delivered item. Generally, either VSOE or TPE is determinable; however, in the few instances where neither VSOE nor TPE is determinable, the Company utilizes its BESP in order to allocate consideration to those deliverables. BESP for the Company’s product deliverables is determined by utilizing a weighted average price approach. BESP for the Company’s service deliverables is determined primarily by utilizing a cost-plus margin approach, though in some instances average price per hour is used.

The Company often provides a guarantee to support its performance under multiple-deliverable arrangements.  In the event that customers are permitted to terminate such arrangements, the underlying contract typically requires payment for deliverables and reimbursement of costs incurred through the date of termination.

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

Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognition. Concurrent with revenue recognition, the Company accrues reserves for estimated product return and warranty costs. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge regarding the product under warranty.

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

In July 2015, FASB issued an ASU amending some of the guidance on subsequent measurement of inventory. This ASU affects companies that are using first-in, first-out or average cost or any other method besides last-in, first out or the retail inventory method. This ASU is effective for fiscal years beginning after December 15, 2016, including interim reporting periods within such fiscal years. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company has not yet adopted this ASU and its preliminary evaluation of the impact of this ASU indicates that it will not have a material adverse impact on its financial condition and results of operations.

In February 2016, FASB issued an ASU which affects the accounting for leases. The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within such fiscal years. Early adoption is permitted. The Company has not yet adopted this ASU and is currently evaluating the impact it may have on its financial condition and results of operations.

In March 2016, FASB issued an ASU relating to employee share-based payment accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within such fiscal years. The Company has not yet adopted this ASU and is currently evaluating the impact it may have on its financial condition and results of operations.  Under this ASU, the tax effects of stock awards are treated as discrete items in the reporting period in which they occur.  The impact of this ASU  on the Company’s income tax expense or benefit and related cash flows after adoption are dependent in part upon future grants and vesting of stock based compensation awards and other factors that are not fully controllable or predictable by the Company such as the future market price of the Company’s common stock, the timing of employee exercises of vested stock options, and the future achievement of performance criteria that affect performance-based awards.  Although it is difficult to predict the impact of this ASU, it is expected that this ASU may have a volatile impact on the Company’s earnings upon adoption and in future periods.

In August 2016, FASB issued an ASU to address the diverse classifications being applied to cash receipts and payments in companies’ cash flow statements. This ASU addresses eight specific cash flow issues to reduce diversity in practice. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within such fiscal years. The Company has not yet adopted this ASU and is currently evaluating the impact it may have on its financial condition and results of operations.

2.  Business Combinations

Under ASU 805, the acquisition method of accounting requires the Company to record assets acquired and liabilities assumed in an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase price over the estimated fair value of the net assets acquired should be recorded as goodwill.  Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.  During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with corresponding adjustments to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

AS&E Acquisition

On September 9, 2016, the Company acquired by merger 100 percent ownership interest of American Science and Engineering, Inc. (“AS&E”), a leading provider of detection solutions for advanced cargo, parcel and personnel inspection.  AS&E’s operations are included in the Company’s Security division.  The Company financed the total estimated purchase price of $266 million with a combination of cash on hand and borrowings under its existing revolving bank line of credit and also issued Company restricted stock units (“RSUs”) to replace RSUs previously issued by AS&E.  The Company has estimated that $1.4 million of the fair value of these replacement Company RSU awards pertain to the precombination service period and, therefore, this amount has been included in the total estimated purchase price.   Immediately following the close of the acquisition, the Company used $69 million of AS&E’s existing cash on hand to pay down the revolving bank line of credit.

The Company is in the process of finalizing its valuation of all the assets acquired and liabilities assumed in the AS&E transaction. As the amounts recorded for certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date.  The final determination of fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date as permitted under GAAP. The AS&E acquisition could necessitate the use of the full one year measurement period to adequately analyze and assess a number of factors used in establishing fair values of the assets and liabilities as of the acquisition date, including values for intangible assets, other accrued expenses and current liabilities, other long-term liabilities, income tax obligations and certain reserves. Any potential adjustments made could be material in relation to preliminary values that have been recorded.

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

The goodwill is largely attributable to expected synergies to be realized from the AS&E transaction, including in relation to the AS&E workforce.

Intangible assets are recorded at estimated fair value, as determined by management based on available information, which includes a preliminary valuation prepared by an independent third party. The fair value attributed to the intangible assets acquired was based on preliminary estimates, assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques.  The value attributed to goodwill and intangible assets is not deductible for income tax purposes.  The following table summarizes the fair value of acquired identifiable intangible assets as of the acquisition date (dollar amounts in thousands):

	Weighted	Gross
	Average	Carrying
	Lives	Value
Amortizable assets:
Developed technology	10 years	$31,750
Customer relationships/backlog	7 years	27,550
Total amortizable assets		59,300
Non-amortizable assets:
Trademarks and trade names		12,300
In-process research and development (“IPR&D”)		3,200
Total intangible assets		$74,800

The Company’s condensed consolidated statements of operations include $70.9 million of revenue and $4.7 million of pre-tax income from AS&E for the period from September 10, 2016 to March 31, 2017 and $27.7 million of revenue and $4.9 million of pre-tax income from AS&E for the three months ended March 31, 2017.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2017	2016	2017
Revenues	$235,038	$245,146	$607,645	$726,304
Income before taxes	$5,161	$19,593	$2,455	$6,707

Significant pro forma adjustments incorporated into the pro forma results above for the AS&E acquisition include the recognition of additional amortization expense related to acquired intangible assets and additional interest expense related to debt incurred to finance the acquisition. In addition, significant non-recurring adjustments include the elimination and shift to comparable prior-year periods of non-recurring acquisition-related expenses and employee termination costs related to the integration of AS&E into the Company’s Security division. Total eliminations for these items during the three and nine months ended March 31, 2017 were $0.4 million and $13.6 million, respectively, and these have been added to the comparable prior-year periods.

Other Acquisitions

During the nine months ended March 31, 2017, the Company completed another acquisition in the Security division that was determined by management to be immaterial.

During the nine months ended March 31, 2016, the Company acquired all of the outstanding shares of capital stock of a distributor and manufacturer of electronic components in the United Kingdom, a distributor and manufacturer of flex circuit and touch panel design products in California and a security equipment service company in Brazil. The combined purchase prices consisted of cash payments of $19.6 million and $13.8 million for contingent consideration.

Divestitures

During the three months ended March 31, 2017, the Company’s Healthcare division completed a divestiture of a business that was determined by management to be immaterial.  The sales price of $12.8 million was settled in cash and resulted in a gain of $2.1 million, which is included in Other income in the condensed consolidated statements of operations.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2016	March 31, 2017

Accounts receivable	$148,767	$192,071
Less allowance for doubtful accounts	(7,051)	(8,233)
Total	$141,716	$183,838

	June 30, 2016	March 31, 2017

Raw materials	$133,540	$132,922
Work-in-process	47,460	61,002
Finished goods	92,288	73,267
Total	$273,288	$267,191

	Estimated
	Useful	June 30,	March 31,
	Lives	2016	2017
Land	N/A	$14,498	$14,498
Buildings, civil works and improvements	5 - 40 years	170,232	171,187
Leasehold improvements	1 - 12 years	9,015	9,381
Equipment and tooling	3 - 10 years	154,309	157,885
Furniture and fixtures	3 - 13 years	3,314	3,389
Computer equipment	3 - 5 years	17,902	17,972
Computer software	3 - 10 years	17,769	19,022
Construction in process	N/A	4,978	7,329
Total		392,017	400,663
Less accumulated depreciation and amortization		(208,903)	(239,582)
Property and equipment, net		$183,114	$161,081

Depreciation expense was approximately $13.1 million and $13.3 million for the three months ended March 31, 2016 and 2017, respectively, and approximately $39.1 million and $39.9 million for the nine months ended March 31, 2016 and 2017, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine-month period ended March 31, 2017 were as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2016	$32,922	$42,574	$47,323	$122,819
Goodwill acquired or adjusted during the period	122,478	—	—	122,478
Goodwill reduced as part of a divestiture	—	(2,200)	—	(2,200)
Foreign currency translation adjustment	12	(365)	(1,017)	(1,370)
Balance as of March 31, 2017	$155,412	$40,009	$46,306	$241,727

Intangible assets as of June 30, 2016 and March 31, 2017 were as follows (in thousands):

		June 30, 2016			March 31, 2017
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	9 years	$22,091	$4,120	$17,971	$26,020	$5,741	$20,279
Patents	20 years	8,111	1,760	6,351	8,342	1,548	6,794
Developed technology	10 years	12,901	3,969	8,932	37,446	4,604	32,842
Customer relationships/backlog	7 years	14,223	4,862	9,361	38,690	6,695	31,995
Total amortizable assets		57,326	14,711	42,615	110,498	18,588	91,910
Non-amortizable assets:
Trademarks and trade names		13,668	—	13,668	25,465	—	25,465
IPR&D		—	—	—	3,200	—	3,200
Total intangible assets		$70,994	$14,711	$56,283	$139,163	$18,588	$120,575

Amortization expense related to intangible assets was $1.4 million and $3.6 million for the three month periods ended March 31, 2016 and 2017, respectively. For the nine months ended March 31, 2016 and 2017, amortization expense was $3.4 million and $9.1 million, respectively. At March 31, 2017, the estimated future amortization expense was as follows (in thousands):

Fiscal Years
2017 (remaining 3 months)	$3,376
2018	14,438
2019	14,270
2020	12,652
2021	10,332
2022	8,409
2023 and thereafter (including assets that have not yet begun to be amortized)	28,433
Total	$91,910

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in 2023 and thereafter in the table above. For the three months ended March 31, 2017, the Company did not capitalize any software development costs; while for the three months ended March 31, 2016, the Company capitalized software development costs in the amount of $0.7 million.  For the nine-month periods ended March 31, 2016 and 2017, the Company capitalized software development costs in the amount of $2.1 million and $2.0 million, respectively.

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

Acquisition and integration of AS&E. In conjunction with the acquisition of AS&E, beginning in fiscal 2016 the Company incurred financing costs and professional fees to complete the acquisition and employee separation costs and other costs related to the integration of AS&E into the Company’s Security division.  Such costs accumulated to $14.4 million through March 31, 2017, including $8.0 million for the elimination of 50 employee positions. During the three months and nine months ended March 31, 2017, the Company incurred $0.4 million and $12.1 million, respectively, for these activities. Management is unable to estimate how much the total cost will be for these activities and what will be the total savings to the consolidated operations of OSI Systems. The integration of AS&E, including the merger of manufacturing facilities, employee terminations and streamlining of processes, is expected to be completed in fiscal 2019.

Facility consolidation / employee termination. During the second quarter of fiscal 2017, the Healthcare division began the process of consolidating one of its research and development facilities.  As of March 31, 2017, 86 positions have been eliminated and the Company incurred $1.0 million in employee termination costs and $0.7 million of other costs for these activities.  During the three months and nine months ended March 31, 2017, $0.8 million and $1.7 million, respectively, were incurred. Management estimates the total cost of this initiative to be approximately $2.0 million, and it is expected to be completed by the end of fiscal 2017.

The following table summarizes restructuring and other charges for the periods set forth below (in thousands):

	Three Months Ended March 31, 2016
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$—	$—	$384	$1,054	$1,438
Employee termination costs	747	1,378	33	—	2,158
Legal settlement and related costs	—	—	125	—	125
Other charges	496	305	15	—	816
Total expensed	$1,243	$1,683	$557	$1,054	$4,537

	Three Months Ended March 31, 2017
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$—	$—	$—	$140	$140
Employee termination costs	345	182	52	—	579
Facility closures/consolidation	650	634	194	—	1,478
Other charges (reversals)	—	297	19	(5)	311
Total expensed	$995	$1,113	$265	$135	$2,508

	Nine Months Ended March 31, 2016
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$—	$—	$384	$1,054	$1,438
Employee termination costs	1,083	1,378	239	—	2,700
Legal settlement and related costs	—	—	1,843	—	1,843
Other charges	572	305	35	—	912
Total expensed	$1,655	$1,683	$2,501	$1,054	$6,893

	Nine Months Ended March 31, 2017
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$810	$—	$—	$3,353	$4,163
Employee termination costs	8,152	1,262	383	—	9,797
Facility closures/consolidation	829	703	218	—	1,750
Other charges (reversals)	7	297	(48)	501	757
Total expensed	$9,798	$2,262	$553	$3,854	$16,467

The changes in the accrual for restructuring and other charges for the nine-month period ended March 31, 2017 were as follows (in thousands):

	Acquisition- related Costs	Employee Termination Costs	Facility Closure/ Consolidation Cost	Other Costs	Total
Balance as of June 30, 2016	$—	$413	$126	$—	$539
Restructuring and other charges	4,163	9,797	1,750	757	16,467
Payments and other adjustments	(4,163)	(10,007)	(1,531)	(757)	(16,458)
Balance as of March 31, 2017	$—	$203	$345	$—	$548

6. Borrowings

Revolving Credit Facility

In December 2016, the Company entered into an amendment to its revolving credit facility, which, among other things, increased the aggregate committed amount available to the Company from $450 million to $525 million and extended the maturity date to December 2021. The credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances, the Company has the ability to increase the facility by the greater of $250 million or such amount as would not cause the Company’s secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.5% as of March 31, 2017, but this margin can range from 1.25% to 2.0% based on the Company’s consolidated net leverage ratio as defined in the credit facility. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.20% as of March 31, 2017, but this fee can range from 0.20% to 0.30% based on the Company’s consolidated net leverage ratio as defined in the credit facility. The Company’s borrowings under the credit agreement are guaranteed by certain of the Company’s U.S.-based subsidiaries and are secured by substantially all of the assets of the Company and certain subsidiaries. The agreement contains various representations and warranties, affirmative, negative and financial covenants and conditions of default customary for financing agreements of this type. As of March 31, 2017, there was $93.0 million of borrowings outstanding under the revolving credit facility and $20.7 million outstanding under the letters-of-credit sub-facility.  Available borrowing under the credit facility as of March 31, 2017 was $411 million. Under the terms of the Company’s revolving credit facility, loans may be borrowed, repaid and re-borrowed during the term.  Although the principal amount of all revolving loans are due and payable in full on the maturity date, the Company has the right to repay the revolving loans in whole or in part from time to time without penalty.  It is the Company’s practice to routinely borrow and repay several times per year under this revolving facility as part of the Company’s overall treasury function.  Therefore, borrowings under the credit facility are classified in current liabilities. As of March 31, 2017, the Company is in compliance with all covenants under this credit facility.

1.25% Convertible Senior Notes Due 2022

In February 2017, the Company issued $287.5 million of 1.25% convertible senior notes due 2022 (the “Notes”) in a private offering. The Notes are governed by an indenture dated February 22, 2017. The Notes will mature on September 1, 2022, unless earlier converted, redeemed or repurchased. Interest at the rate of 1.25% per year is payable in cash semi-annually in arrears on each March 1 and September 1, commencing on September 1, 2017. The Notes are senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes, equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated and effectively junior in right of payment to any of the Company’s secured indebtedness (including the Company’s credit facility), to the extent of the value of the assets securing such indebtedness and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries, as well as any of the existing and future indebtedness of the Company that may be guaranteed by the Company’s subsidiaries to the extent of such guarantee (including the guarantees of certain of the Company’s subsidiaries under the Company’s existing revolving credit facility). The proceeds from the issuance of the Notes, after deducting offering expenses and underwriting discounts of $7.7 million, were used as follows: (i) $35 million to repurchase 451,600 shares of the Company’s stock from the purchasers of the Notes in privately negotiated transactions concurrently with the Notes offering; and (ii) approximately $245 million to repay a portion of the amount outstanding under the Company’s revolving credit facility.

The Notes are convertible prior to March 1, 2022 only upon specified events and during specified periods and are thereafter convertible at any time, in each case at an initial conversion rate of 9.3056 per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $107.46 per share or a 38.5% premium to the Company’s stock price at the time of the issuance. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Notes may be settled, at the Company’s election, in shares of the Company’s common stock, cash or a combination of cash and shares of common stock. The Company has initially elected a combination settlement method to satisfy the conversion obligation, which allows it to settle the principal amount of the Notes in cash and to settle the excess conversion value, if any, in shares, as well as cash in lieu of fractional shares.

The Company may not redeem the Notes prior to March 6, 2020.  Thereafter, the Company may redeem the Notes if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days. If the Company undergoes a fundamental change, as defined in the indenture for the Notes, subject to certain conditions holders of the Notes may require the Company to repurchase all or part of the Notes for cash at a price generally equal to 100% of the principal amount of the Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The occurrence of a fundamental change will also result in the Notes becoming immediately convertible.

Pursuant to ASC 470-20, the Company allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between the debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long term debt in the condensed consolidated balance sheet and being amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for the three and nine months ended March 31, 2017 was $1.2 million, which consists of $0.4 million of contractual interest expense, $0.7 million of debt discount amortization and $0.1 million of amortization of debt issuance costs. As of March 31, 2017, the unamortized debt discount was $44.4 million and is being amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.50%.  The unamortized debt issuance cost of $6.4 million as of March 31, 2017 is amortized on a straight-line basis over the life of the Notes.  Based upon the Company’s March 31, 2017 stock price of $72.99 per share, the “if-converted” value of the Notes did not exceed the principal amount.

Other Borrowings

Several of the Company’s foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of March 31, 2017, $48.0 million was outstanding under these letter-of-credit facilities. As of March 31, 2017, the total amount available under these credit facilities was $10.3 million.

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

Long-term debt consisted of the following (in thousands):

	June 30, 2016	March 31, 2017
1.25% convertible notes due 2022:
Principal amount	$—	$287,500
Unamortized discount	—	(44,373)
Unamortized debt issuance costs	—	(6,367)
1.25% convertible notes due 2022, net of unamortized discount and debt issuance costs	—	236,760
Term loans	6,847	4,096
Other long-term debt	1,966	1,572
	8,813	242,428
Less current portion of long-term debt	(2,759)	(2,410)
Long-term portion of debt	$6,054	$240,018

7. Stockholders’ Equity

Stock-based Compensation

As of March 31, 2017, the Company maintained the following share-based employee compensation plans: the 2012 Incentive Award Plan (“2012 Plan”) and the Amended and Restated 2006 Equity Participation Plan (“2006 Plan”).  Upon stockholder approval of the 2012 Plan, the Company ceased to make grants under the 2006 Plan. In addition, pursuant to the acquisition of AS&E, the Company assumed two share-based employee compensation plans: the AS&E 2005 Equity and Incentive Plan (“2005 AS&E Plan”) and the AS&E 2014 Equity and Incentive Plan (“2014 AS&E Plan”). No new RSU grants will be made under the 2005 AS&E Plan or the 2014 AS&E Plan. The 2012 Plan, the 2006 Plan, the 2005 AS&E Plan and the 2014 AS&E Plan are collectively referred to as the “OSI Plans”.

The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2017	2016	2017
Cost of goods sold	$302	$417	$899	$1,116
Selling, general and administrative	4,456	5,627	12,475	15,909
Research and development	70	159	208	335
Restructuring	—	—	—	2,902
Stock-based compensation expense before taxes	$4,828	$6,203	$13,582	$20,262
Less: related income tax benefit	(1,850)	(2,378)	(5,184)	(7,828)
Stock-based compensation expense, net of estimated taxes	$2,978	$3,825	$8,398	$12,434

As of March 31, 2017, total unrecognized compensation cost related to share-based compensation grants were estimated at $0.7 million for stock options and $20.3 million for restricted stock and restricted stock units (“RSUs”) under the OSI Plans.  The Company expects to recognize these costs over a weighted-average period of 1.9 years.

The following summarizes stock option activity during the nine months ended March 31, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2016	934,112	$28.67
Granted	17,344	$73.69
Exercised	(159,278)	$24.88
Expired or forfeited	(3,725)	$68.91
Outstanding at March 31, 2017	788,453	$30.24	3.6 years	$33,775
Exercisable at March 31, 2017	739,020	$27.44	3.2 years	$33,678

The following summarizes restricted stock and RSU award activity during the nine months ended March 31, 2017:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2016	530,498	$67.94
Granted	377,610	64.50
Vested	(294,893)	68.05
Net replacement RSUs (1)	24,606	67.76
Forfeited	(19,065)	68.24
Nonvested at March 31, 2017	618,756	$65.77

(1)         Pursuant to the acquisition of AS&E, the Company assumed unvested RSUs originally granted by AS&E and converted them into RSUs for the Company’s common stock.

As of March 31, 2017, there were approximately 1.3 million shares available for grant under the 2012 Plan.  Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

The Company granted 139,300 and 155,488 performance-based RSUs during the nine months ended March 31, 2016 and 2017, respectively. These performance-based RSUs are contingent on the achievement of certain performance metrics. The payout can range from zero to 250% of the original number of shares or units awarded.

Share Repurchase Program

In April 2016, the Board of Directors authorized a stock repurchase program totaling 1.0 million shares.  During the three months ended March 31, 2017, 82,640 shares were repurchased under this program, which leaves available 872,481shares under this program. This program does not expire. Upon repurchase, the shares are restored to the status of authorized but unissued, and the Company records them as a reduction in the number of shares of common stock issued and outstanding in the consolidated financial statements.

8. Retirement Benefit Plans

The Company sponsors various retirement benefit plans including qualified and nonqualified defined benefit pension plans for its employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2017	2016	2017
Service cost	$187	$224	$613	$672
Interest cost	8	7	25	21
Amortization of prior service cost	105	70	315	210
Net periodic pension expense	$300	$301	$953	$903

For the three months ended March 31, 2016 and 2017, there were no contributions made to these defined benefit plans. For the nine months ended March 31, 2016 and 2017, the Company made contributions of $0.2 million and $1.0 million, respectively, to these defined benefit plans.

In addition, the Company maintains various defined contribution plans. For the three months ended March 31, 2016 and 2017, the Company made contributions of $1.1 million and $1.4 million, respectively, to these defined contribution plans. For the nine months ended March 31, 2016 and 2017, the Company made contributions of $3.4 million and $3.6 million, respectively, to these defined contribution plans.

9. Commitments and Contingencies

Contingent Acquisition Obligations

Under the terms and conditions of the agreements associated with certain acquisitions, the Company may be obligated to make additional payments based on the achievement by the acquired operations of certain sales or profitability milestones. The maximum amount of such future payments under arrangements with contingent consideration caps was $20.8 million as of March 31, 2017. In addition, one of the purchase agreements the Company entered into requires royalty payments through 2022 based on the license of, or sales of products containing, the technology of CXR Limited, a company acquired in 2004.

For acquisitions that occurred through the end of fiscal year 2009, the Company accounts for such contingent payments as an addition to the purchase price of the acquired business. For acquisitions after fiscal 2009, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition with subsequent revisions recorded in Selling, general and administrative expense in the condensed consolidated financial statements.  The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, which may include projected revenues, gross margins, operating income, estimated probability of achieving and the estimated probability of earn-out payments being made. These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute the contingent earnout liability. The following table reconciles the contingent earnout liabilities, which are included in Other accrued expenses and current liabilities, and Other long-term liabilities in the accompanying condensed consolidated balance sheets, from June 30, 2016 to March 31, 2017:

Beginning fair value, June 30, 2016	$17,117
Remeasurement of fair value for contingent earn-out obligations	(1,370)
Payments on contingent earn-out obligations	(1,400)
Ending fair value, March 31, 2017	$14,347

Advances from Customers

The Company receives advances from customers associated with certain projects. In fiscal 2012, the Company entered into an agreement with the Mexican government to provide a turnkey security screening solution at various locations throughout the country. Associated with the agreement, the Company was provided an advance totaling $100 million. The Company is obligated to provide a guarantee until the advance has been amortized. As of June 30, 2016 and March 31, 2017, $25.0 million and $6.3 million, respectively, of this advance remains outstanding and is included in Advances from customers.

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

Indemnifications

In the normal course of business, the Company has agreed to indemnify certain parties with respect to specified matters. The Company has agreed to hold these parties harmless against losses arising from a breach of representations, warranties or covenants or intellectual property infringement or other claims made by third parties. These agreements sometimes limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers. It is not possible to determine the maximum potential liability exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company had not recorded any liability for costs related to contingent indemnification obligations as of March 31, 2017.

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

The following table presents changes in warranty provisions (in thousands):

	Nine Months Ended March 31,
	2016	2017
Balance at beginning of period	$12,738	$15,948
Additions and adjustments	8,596	6,514
Reductions for warranty repair costs	(7,361)	(4,395)
Balance at end of period	$13,973	$18,067

Legal Proceedings

Three shareholder derivative complaints (the “Derivative Actions”) have been filed purportedly on behalf of the Company against the members of the Company’s Board of Directors (as individual defendants). Hagan v. Chopra et al. was filed in the United States District Court for the Central District of California (the “Court”) on April 15, 2014, and was subsequently consolidated by the Court with City of Irving Benefit Plan v. Chopra et al., which was filed on December 29, 2014. Kocen v. Chopra et al. was filed in the Delaware Court of Chancery on July 14, 2015. The Derivative Actions generally assert claims for breach of fiduciary duties and unjust enrichment against the individual defendants on behalf of the Company. Plaintiffs in the Derivative Actions seek unspecified damages, restitution, injunctive relief, attorneys’ and experts’ fees, costs and expenses and other unspecified relief. Following mediation and post-mediation settlement discussions, the parties to the Derivative Actions reached a settlement, which would provide for the resolution of all pending claims in both the California and Delaware actions, subject to the Court’s approval.  The settlement reached includes reimbursement of attorneys’ fees, which is expected to be covered by insurance.  The Company and the other defendants agreed to the settlement to avoid further expense, inconvenience and the distraction and inherent risks of burdensome and protracted litigation. In the settlement, neither the Company nor the individual defendants conceded any wrongdoing or liability, and the Company continues to believe that they have meritorious defenses to all claims alleged in the Derivative Actions.  On January 24, 2017, the Court granted preliminary approval of the settlement.  Stockholders seeking information about the settlement are directed to the Company’s Investor Relations website, located at http://investors.osi-systems.com/.  Information contained on or that can be accessed through the Company’s website is not incorporated herein by reference.

The Company’s recently acquired subsidiary, AS&E, has been the subject of an investigation by the Office of the Inspector General of the U.S. General Services Administration (“GSA”).  The investigation relates to AS&E’s discount practices and compliance with the pricing provisions of AS&E’s GSA Schedule contract.  The investigation could lead to claims or findings of violations of the False Claims Act in connection with AS&E’s GSA contracting activity. Violations of the False Claims Act could result in the imposition of damages (up to treble damages) plus civil penalties in some cases, and the Company expects to incur legal costs in connection with the investigation. The Company and AS&E continue to cooperate with the GSA investigation and management believes that an appropriate accrual for this uncertainty has been provided in the accompanying condensed consolidated financial statements.

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

11. Segment Information

The Company has determined that it operates in three identifiable industry segments: (a) security and inspection systems (Security division), (b) medical monitoring and anesthesia systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). The Company also has a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances, and legal, audit and other professional service fees not allocated to product segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the businesses of the Optoelectronics and Manufacturing division primarily supply components and subsystems to OEM customers, including to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies of the Form 10-K for the fiscal year ended June 30, 2016.

The following tables present the operations and identifiable assets by industry segment (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2017	2016	2017
Revenues (1) — by Segment:
Security Division	$110,550	$144,824	$300,680	$408,037
Healthcare Division	49,113	49,667	156,126	146,427
Optoelectronics and Manufacturing Division, including intersegment revenues	61,306	58,309	184,414	175,864
Intersegment revenues elimination	(10,165)	(7,654)	(33,027)	(21,779)
Total	$210,804	$245,146	$608,193	$708,549

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2017	2016	2017
Operating income (loss) — by Segment:
Security Division	$14,554	$18,287	$29,723	$36,767
Healthcare Division	(188)	936	6,130	(1,527)
Optoelectronics and Manufacturing Division	5,325	5,974	14,078	16,149
Corporate	(6,077)	(6,067)	(19,182)	(21,882)
Eliminations (2)	(270)	564	(927)	979
Total	$13,344	$19,694	$29,822	$30,486

	June 30, 2016	March 31, 2017
Assets — by Segment:
Security Division	$519,068	$818,058
Healthcare Division	200,067	177,562
Optoelectronics and Manufacturing Division	211,337	199,320
Corporate	64,970	43,536
Eliminations (2)	(3,719)	(2,739)
Total	$991,723	1,235,737

(1)         For the three and nine months ended March 31, 2016 and 2017, one customer, SAT in Mexico, accounted for 14% and 12% of total net revenues, respectively.

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

This management’s discussion and analysis of financial condition as of March 31, 2017 and results of operations for the three and nine months ended March 31, 2017 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

Executive Summary

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (a) Security, providing security and inspection systems, turnkey security screening solutions and related services; (b) Healthcare, providing patient monitoring, diagnostic cardiology, and anesthesia delivery and ventilation systems, and related services; and (c) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for our Security and Healthcare divisions, as well as to external original equipment manufacturer (“OEM”) customers and end users for applications in the defense, aerospace, medical and industrial markets, among others.

Security Division. Through our Security division, we provide security screening products and services worldwide, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 49% and 57% of our total consolidated revenues for the nine months ended March 31, 2016 and 2017, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology, and anesthesia delivery and ventilation systems and related supplies and accessories worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide such information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 26% and 21% of our total consolidated revenues for the nine months ended March 31, 2016 and 2017, respectively.  During fiscal 2017, we embarked on the consolidation of a manufacturing and R&D facility within our Healthcare division.  Through March 31, 2017 we have incurred approximately $1.0 million of employee termination costs and $0.7 million of other costs related to this initiative, which we estimate will result in approximately $1.4 million of recurring annualized savings. Upon completion of this initiative, which we estimate to occur by the end of the current fiscal year, the total cost is expected to be approximately $2.0 million and result in recurring annualized savings of approximately $3.0 million.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation systems, automotive diagnostic systems, gaming systems and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers and end users, as well as our own Security and Healthcare divisions.  Revenues from external customers in our Optoelectronics and Manufacturing division accounted for approximately 25% and 22% of our total consolidated revenues for the nine months ended March 31, 2016 and 2017, respectively.

Acquisition Activity.  During the nine months ended March 31, 2017, we completed the acquisition of AS&E, a leading provider of detection solutions for advanced cargo, parcel and personnel inspection. AS&E’s operations are included in our Security division.  We financed the total estimated purchase price of $266 million with a combination of cash on hand and borrowing under our existing revolving bank line of credit, as well as issuance of Company RSUs to replace RSUs previously issued by AS&E.  Immediately following the close of the acquisition, we used $69 million of AS&E’s existing cash on hand to pay down the revolving bank line of credit.  In conjunction with the integration of AS&E into our Security division, during the nine months ended March 31, 2017, we have incurred approximately $8 million of costs related to employee terminations, which we estimate, along with other integration activities, will result in recurring annualized savings from synergies of approximately $16 million.

Divestiture.  In February of 2017, our Healthcare division completed the sale of an automated external defibrillator business located in Germany.  The sales price of $12.8 million was settled in cash and resulted in a gain from the sale of $2.1 million.

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

Healthcare Division.  The results of our operations have been adversely impacted by issues associated with significant product launches by our Healthcare division. Although we believe that our recent performance indicates significant progress in resolving the issues surrounding these product launches, the impact from these issues may continue to adversely impact our results of operations for additional periods.  Additionally, the new Presidential administration and Congress continue to discuss the potential repeal and/or replacement of the Affordable Care Act, which has created uncertainty in the healthcare industry and has adversely impacted, and may continue to adversely impact, our results of operations.

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

Results of Operations for the Three Months Ended March 31, 2016 (Q3 2016) Compared to Three Months Ended March 31, 2017 (Q3 2017) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	Q3 2016	% of Net Sales	Q3 2017	% of Net Sales	$ Change	% Change
Security	$110.6	53%	$144.8	59%	$34.2	31%
Healthcare	49.1	23%	49.7	20%	0.6	1%
Optoelectronics / Manufacturing	51.1	24%	50.6	21%	(0.5)	(1)%
Total net revenues	$210.8	100%	$245.1	100%	$34.3	16%

Revenues for the Security division for the three months ended March 31, 2017 increased primarily as a result of increased sales of cargo and vehicle inspection systems and related services, primarily driven by $27.7 million of sales by AS&E, which was acquired in September 2016; and a significant increase in sales of our RTT hold baggage product to international customers.

Revenues for the Healthcare division for the three months ended March 31, 2017 increased slightly; however, excluding the impact of the sale of a non-core European-based business, our sales increased 7% over the same period in the prior year.  This increase was largely driven by sales of patient monitors in all of our major markets, which we believe indicates that we are emerging from the challenging hospital spending environment in international markets and the impact from issues associated with new product launches in recent years.

Revenues for the Optoelectronics and Manufacturing division for the three months ended March 31, 2017 were comparable with the third quarter of the prior year.  Sales of our optoelectronics devices increased by 6% while sales by our contract manufacturing business decreased by 4%.

Gross Profit

	Q3 2016	% of Net Sales	Q3 2017	% of Net Sales
Gross profit	$70.1	33.3%	$86.0	35.1%

Gross profit during the three months ended March 31, 2017 increased as a result of increased sales and an improved gross margin. The increase in the gross profit margin is due to: (i) increased margins in our turnkey screening services attributable to cost efficiencies and the strengthening U.S. dollar; (ii) higher margins related to sales by AS&E which was acquired in fiscal 2017 ; and (iii) the product mix within our Optoelectronics and Manufacturing division as sales of our optoelectronics devices, which grew in the current year, are at a higher margin than sales by our contact manufacturing business, which decreased in the current year.

Operating Expenses

	Q3 2016	% of Net Sales	Q3 2017	% of Net Sales	$ Change	% Change
Selling, general and administrative	$39.2	18.6%	$49.4	20.2%	$10.2	26%
Research and development	13.0	6.2%	14.4	5.9%	1.4	11%
Impairment, restructuring and other charges	4.5	2.1%	2.5	1.0%	(2.0)	(44)%
Total operating expenses	$56.7	26.9%	$66.3	27.1%	$9.6	17%

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses.  Increased SG&A expense primarily occurred within our Security division, as a result of the acquisition of AS&E and to support the higher sales level in the division.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures.  The increase in R&D spending during the three months ended March 31, 2017 was due to the acquisition of AS&E and continued investment in our security division, which was partially offset by lower spending in our Healthcare division.

Impairment, restructuring and other charges.  Impairment, restructuring and other charges were $4.5 million and $2.5 million for the three months ended March 31, 2016 and 2017, respectively. The charges incurred in the current year include: $0.6 million of employee termination costs related to the integration of AS&E and facility consolidations in our Healthcare and Optoelectronics and Manufacturing divisions; and $1.5 million of non-employee related facility consolidation costs within all three of our division.  The charges incurred in the prior-year period include: $1.4 million of acquisition costs and $2.2 million of employee termination costs.

Other Income and Expenses

Interest expense, net. For the three months ended March 31, 2017, interest expense, net amounted to $2.6 million as compared to $0.7 million in the comparable prior-year period.  This increase was driven by higher levels of borrowing under our revolving credit facility and recently issued 1.25% convertible notes to pay down our revolving credit facility, which was used to fund the acquisition of AS&E, and repurchase common stock.  The interest expense in the current year includes $0.7 million of non-cash interest expense related to the convertible notes (see Note 6 to the condensed consolidated financial statements for further discussion).

Other income (expense).  Other income of $2.1 million during the three months ended March 31, 2017 primarily represents the gain from the sale of a business within our Healthcare division.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries. For the three months ended March 31, 2017, our income tax provision was $5.2 million, compared to $3.3 million for the comparable prior-year period. Our effective tax rate for the three months ended March 31, 2017 was 27.0%, compared to 26.3% in the prior-year period.

Results of Operations for the Nine Months Ended March 31, 2016 (YTD Q3 2016) Compared to Nine Months Ended March 31, 2017 (YTD Q3 2017) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q3 2016	% of Net Sales	YTD Q3 2017	% of Net Sales	$ Change	% Change
Security	$300.7	49%	$408.0	57%	$107.3	36%
Healthcare	156.1	26%	146.4	21%	(9.7)	(6)%
Optoelectronics / Manufacturing	151.4	25%	154.1	22%	2.7	2%
Total net revenues	$608.2	100%	$708.5	100%	$100.3	16%

Revenues for the Security division for the nine months ended March 31, 2017 increased primarily as a result of increased sales of cargo and vehicle inspection systems and related services, primarily driven by $70.9 million of sales by AS&E, which was acquired in September 2016; and significantly increased sales of our RTT hold baggage products to international customers.

Revenues for the Healthcare Division for the nine months ended March 31, 2017 decreased across nearly all product lines and regions.  This contraction occurred during the first six months of the current fiscal and we believe was due, in part, by a hospital spending environment influenced by challenging economic factors in many of our markets and the continued impact from issues associated with new product launches from prior years.

Revenues for the Optoelectronics and Manufacturing division for the nine months ended March 31, 2017 increased due to the revenues attributable to two small acquisitions, which were completed in the third quarter of fiscal 2016, and increased sales of our optoelectronics devices.  These increases were partially offset by lower organic sales by our contract manufacturing business.

Gross Profit

	YTD Q3 2016	% of Net Sales	YTD Q3 2017	% of Net Sales
Gross profit	$206.1	33.9%	$236.7	33.4%

Gross profit during the nine months ended March 31, 2017 increased as a result of increased sales. The gross profit margin decreased due to lower sales within our Healthcare division, which carries the highest gross margin of our three divisions.  This decrease was partially offset by several positive impacts on gross margin, including: (i) increased margins in our turnkey screening services attributable to cost efficiencies and the strengthening U.S. dollar as compared to the Mexican peso; (ii) higher margins related to AS&E which was acquired in September 2016; and (iii) the product mix within our Optoelectronics and Manufacturing division as sales of optoelectronics devices, which grew in the current year, are at a higher margin than sales by our contact manufacturing business, which decreased in the current year.

Operating Expenses

	YTD Q3 2016	% of Net Sales	YTD Q3 2017	% of Net Sales	$ Change	% Change
Selling, general and administrative	$122.8	20.2%	$144.5	20.4%	$21.7	18%
Research and development	37.9	6.2%	39.8	5.6%	1.9	5%
Impairment, restructuring and other charges	15.6	2.6%	21.9	3.1%	6.3	40%
Total operating expenses	$176.3	29.0%	$206.2	29.1%	$29.9	17%

Selling, general and administrative.  The increased SG&A expense is primarily attributable to the acquisition of AS&E and two small acquisitions by our Optoelectronics and Manufacturing division in the prior year.

Research and development. R&D spending during the nine months ended March 31, 2017 increased over the same period in the prior year due to the acquisition of AS&E, which was partially offset by lower spending by our Healthcare division.

Impairment, restructuring and other charges.  Impairment, restructuring and other charges were $15.6 million and $21.9 million for the nine months ended March 31, 2016 and 2017, respectively. The charges incurred in the current year include: (i) a $5.4 million impairment charge as a result of the abandonment of a product line; (ii) $8.1 million of employee termination costs and $4.2 million of acquisition costs, both primarily related to the acquisition and integration of AS&E; (iii) $1.3 million of employee termination costs and $0.7 million of other costs, both related to a facility consolidation in our Healthcare division; and (iv) $0.4 million of employee termination costs and $0.2 million of other costs, both related to a facility consolidation in our Optoelectronics and Manufacturing division.  The charges incurred in the prior-year period include: (i) the $2.8 million impairment of a minority investment that we believed was permanently impaired; (ii) the $5.9 million impairment of certain fixed assets that were no longer usable or saleable; (iii) $1.4 million of acquisition costs; (iv) $1.8 million related to a legal settlement; and (v) $2.7 million of employee termination costs.

Other Income and Expenses

Interest expense, net. For the nine months ended March 31, 2017, interest expense, net amounted to $5.7 million as compared to $2.0 million in the comparable prior-year period.  This increase was driven by higher levels of borrowing under our revolving credit facility and recently issued 1.25% convertible notes to pay down our revolving credit facility, which was used to fund the acquisition of AS&E, and repurchase common stock.  The interest expense in the current year includes $0.7 million of non-cash interest expense related to the convertible notes (see Note 6 to the condensed consolidated financial statements for further discussion).

Other income (expense).  Other income of $2.1 million during the nine months ended March 31, 2017 primarily represents the gain from the sale of a business within our Healthcare division.

Income taxes.  For the nine months ended March 31, 2017, our income tax provision was $7.3 million, compared to $7.5 million for the comparable prior-year period. Our effective tax rate for the nine-month period ended March 31, 2017 was 27.3% compared to 27.0% in the comparable prior-year period.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility.  Cash and cash equivalents totaled $158.5 million as of March 31, 2017, an increase of $54.1 million, or 52%, from $104.4 million as of June 30, 2016.  During the nine months ended March 31, 2017, we generated $52.2 million of cash flow from operations. We utilized cash from operations and proceeds from the issuance of 1.25% senior convertible notes for the following: (i) $245.0 million for the repayment of our revolving credit facility, which was utilized earlier in the year for the acquisition of AS&E and another small acquisition; (ii) $16.0 million invested in capital expenditures and intangible and other assets; and (iii) $58.4 million for the repurchase of our common stock, including net share settlement of equity awards.  If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future.  In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit, as accounting earnings in the U.S. are not necessarily indicative of cash flows since earnings are generally reduced by non-cash expenses including depreciation, amortization, and stock-based compensation.

We have a five-year revolving credit facility maturing in December 2021 that allows us to borrow up to $525 million. As of March 31, 2017, there were $93.0 million of borrowings outstanding under the revolving credit facility and $20.7 million outstanding under the letters-of-credit sub-facility.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the nine months ended March 31, 2017, we generated $52.2 million of cash in operations as compared to $40.2 million in the prior-year period.  Cash flow from operating activities during the first nine months of fiscal 2017 primarily consisted of net income of $19.5 million, adjusted for certain non-cash items, including total depreciation and amortization of $49.0 million, stock-based compensation expense of $20.3 million, gain on sale of a business of $2.1 million and impairment charges of $5.4 million, and was offset by the net impact of changes in operating assets and liabilities, which used cash of $41.9 million.

Cash Used in Investing Activities. Net cash used in investing activities was $194.5 million for the nine months ended March 31, 2017 as compared to $32.8 million used for the nine months ended March 31, 2016.  During the nine months ended March 31, 2017, we used cash of $191.2 million for acquisitions of businesses as compared to $19.6 million in the comparable prior-year period.

Cash Provided by Financing Activities. Net cash provided by financing activities was $197.1 million for the nine months ended March 31, 2017, compared to $43.0 million during the prior-year period. During the nine months ended March 31, 2017, we primarily utilized net proceeds from borrowings of $246 million for the following: $189.0 million to finance the acquisition of AS&E and another small acquisition; and $58.4 million to repurchase common stock, including net share settlement of equity awards.  During the prior year period, we primarily utilized net proceeds from borrowings of $123.4 million for the following: $19.6 million to finance the acquisition of two small businesses; and $86.6 million to repurchase common stock, including net share settlement of equity awards.

Borrowings

See Note 6 to the condensed consolidated financial statements for discussion regarding our revolving credit facility and our convertible notes.

Cash Held by Foreign Subsidiaries

Our cash, cash equivalents, and investments totaled $158.5 million at March 31, 2017. Of this amount, approximately 96% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Mexico, Malaysia and the United Kingdom, and to a lesser extent in India, Singapore, Germany and China, among others. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event that funds from foreign operations are needed to fund operations in the U.S. and if U.S. taxes have not been previously provided on the related earnings, we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares acquired during the quarter ended March 31, 2017:

	Total number of shares (or units) purchased(1)(2)(4)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number that may yet be purchased under the plans or programs (3)
January 1, 2017 to January 31, 2017	10,569	$76.11	—	955,121
February 1, 2017 to February 28, 2017	452,907	$77.59	—	955,121
March 1, 2017 to March 31, 2017	82,674	$73.17	82,640	872,481
	546,150	$76.89	82,640

(1)         A total of 10,569 shares, 1,307 shares and 34 shares of common stock were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares for the months January, February and March 2017, respectively.

(2)         For the three months ended March 31, 2017, a total of 82,640 shares of common stock were purchased under the stock repurchase program at an average price of $73.17 per share.

(3)         In April 2016, the Board of Directors authorized a stock repurchase program of up to one million shares.  This program does not have an expiration date. Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of common stock issued and outstanding in the consolidated financial statements.

(4)         In February 2017, the Board separately authorized us to repurchase 451,600 shares of our common stock in conjunction with the issuance of the 1.25% convertible senior notes.

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

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.  See Notes 6 and 9 to the condensed consolidated financial statements for further discussion regarding significant changes in those obligations during the first nine months of fiscal 2017.

Off Balance Sheet Arrangements

As of March 31, 2017, we did not have any significant off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the nine months ended March 31, 2017, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

On occasion we enter into derivative contracts to hedge the impact of fluctuations in foreign currencies and the volatility of variable interest rate borrowing, as further discussed below under Use of Derivatives.

Foreign Currency

Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. We conduct business in more than 20 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a loss of $0.1 million and gain of $0.4 million during the three months ended March 31, 2016 and March 31, 2017, respectively.  We incurred a loss of $0.7 million and a gain of $1.3 million during the nine months ended March 31, 2016 and 2017, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $3.0 million in the third quarter of fiscal 2017. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $3.0 million in the third quarter of fiscal 2017.

Use of Derivatives

Our current use of derivatives consists of an interest rate swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had an interest rate swap of $4.1 million outstanding as of March 31, 2017.

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

Inflation

We do not believe that inflation had a material impact on our results of operations during the three and nine months ended March 31, 2017.

Interest Rate Risk

We classify all highly liquid investments with maturities of three months or less as cash equivalents and as recorded on our balance sheet represent fair value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

4.1

Indenture (including the form of Note) related to the 1.25% Convertible Senior Notes due 2022, dated as of February 22, 2017, between OSI Systems, Inc. and Branch Banking and Trust Company, as trustee (1)

4.2	Form of 1.25% Convertible Senior Note due 2022 (included in Exhibit 4.1) (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the OSI Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)         Previously filed with our Current Report on Form 8-K filed on February 22, 2017.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 27th day of April 2017.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer