Form 10-K
period 2017-06-30
OSI SYSTEMS INC
filed 2017-09-07
CIK 1039065

Use these links to rapidly review the document

OSI SYSTEMS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes: ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

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

        The aggregate market value of the registrant's voting and non-voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold on December 31, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was $1,397,186,025. The number of shares outstanding of the registrant's Common Stock as of September 5, 2017 was 18,776,847.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement relating to the 2017 annual meeting of stockholders are incorporated by reference into Part III. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year.

PART I

Forward-Looking Statements

        This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements relate to current expectations, beliefs, projections and similar expressions concerning matters that are not historical facts. Words such as "project," "believe," "anticipate," "plan," "expect," "intend," "may," "should," "will," "would," and similar words and expressions are intended to identify forward-looking statements. The expectations, beliefs, projections and similar expressions reflected in the forward-looking statements may prove to be inaccurate, and actual results may differ materially from those reflected in such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, those described in Part I, Item 1, "Business," Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report and other documents filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, we could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; impact of volatility in oil prices; unfavorable currency exchange rate fluctuations; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year in accordance with our operating plan; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our ongoing investigations and compliance reviews, contract and regulatory compliance matters, and actions, if brought, resulting in judgments, settlements, fines, injunctions, debarment or penalties; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other Securities and Exchange Commission filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this report are qualified in their entirety by this statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.    BUSINESS

General

        OSI Systems, Inc., together with our subsidiaries, is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. Our company was originally incorporated in 1987 in California. In March 2010, we reincorporated our company in the State of Delaware. Our principal office is located at 12525 Chadron Avenue, Hawthorne, California 90250.

        We have three operating divisions: (a) Security, providing security and inspection systems, turnkey security screening solutions and related services; (b) Healthcare, providing patient monitoring, diagnostic cardiology, and anesthesia delivery and ventilation systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare divisions, as well as to external original equipment manufacturer ("OEM") customers and end users for applications in the defense, aerospace, medical and industrial markets, among others.

        Through our Security division, we provide security screening products and services globally under the "Rapiscan® Systems" and "AS&E®" trade names. Our Security products fall into the following categories: baggage and parcel inspection; cargo and vehicle inspection; hold (checked) baggage screening; people screening; radiation detection; and explosive and narcotics trace detection. In addition to these products, we provide site design, installation, training and technical support services to our customers. We also provide under the "S2®" trade name turnkey security screening solutions, which can include the construction, staffing and long-term operation of security screening checkpoints, including ports and borders, for our customers.

        Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology, and anesthesia delivery and ventilation systems globally to end users under the "Spacelabs®" trade name, and related supplies and accessories under the names "Spacelabs®" and "Statcorp® Medical." These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians' offices, medical clinics and ambulatory surgery centers.

        Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation systems, automotive diagnostic systems and consumer products. We sell our optoelectronic devices primarily under the "OSI Optoelectronics" trade name and perform our electronics manufacturing services primarily under the "OSI Electronics," "APlus Products," "Altaflex," and "Union Four" trade names. We provide our optoelectronic devices and electronics manufacturing services to OEM customers and end users, as well as to our own Security and Healthcare divisions.

        In fiscal 2017, revenues from the Security division were $555.2 million, or approximately 58% of our revenues; revenues from the Healthcare division amounted to $200.0 million, or approximately 21% of our revenues; and third-party revenues from the Optoelectronics and Manufacturing division were $205.7 million, or approximately 21% of our revenues. See note 14 to the consolidated financial statements for additional financial information concerning reporting segments and geographic areas.

Recent Developments

        Acquisition of Explosive Trace Detection Business.    Subsequent to our fiscal year end, on July 7, 2017 we completed the acquisition of the global explosive trace detection business from Smiths Group plc ("Seller") that the Seller had acquired from Morpho USA, Inc. in April 2017. We financed the total estimated purchase price of $80.5 million with a combination of cash on hand and borrowings under our existing revolving bank line of credit. We believe this explosive trace detection business is a good strategic fit for us, consistent with our expansion strategy.

        Purchase of Billerica Facility.    Subsequent to our fiscal year end, on July 24, 2017 we entered into a purchase agreement to acquire the facility in Billerica, MA currently leased by our AS&E® subsidiary. The estimated purchase price of approximately $20 million is expected to be financed with a combination of cash on hand, borrowings under our existing revolving bank line of credit and/or other third-party financing. We expect the purchase to be completed during the first quarter of fiscal 2018.

Industry Overview

        We sell our security and inspection systems and patient monitoring, diagnostic cardiology and anesthesia systems primarily to end-users, while we design and manufacture our optoelectronic devices and value-added subsystems, and provide electronics manufacturing services primarily for OEM customers.

        Security.    A variety of technologies are currently used globally in security and inspection applications, including transmission and backscatter X-ray, 3-D and computed tomography, nuclear radiation detection, metal detection, radar and trace detection. We believe that the market for security and inspection products will continue to be affected by the threat of terrorist incidents and by new government mandates and appropriations for security and inspection products in the United States and internationally.

        As a result of terrorist attacks worldwide, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railways, seaports, cruise line terminals, freight forwarding operations, sporting venues, government and military installations and nuclear facilities. The U.S. Department of Homeland Security has undertaken numerous initiatives to prevent terrorists from entering the country, hijacking airliners, and obtaining and trafficking in weapons of mass destruction and their components, to secure sensitive U.S. technologies and to identify and screen high-risk cargo before it is loaded onto airlines and ships. These initiatives, known, for example, as the Customs-Trade Partnership Against Terrorism, the U.S. Transportation Security Administration's Air Cargo Screening Mandate and the U.S. Customs and Border Protection Container Security Initiative, have resulted in an increased demand for security and inspection products.

        Certain of these government sponsored initiatives in the United States have also stimulated security programs in other areas of the world in part because the U.S. initiatives call on other nations to bolster their port security strategies, including acquiring or improving their security and inspection equipment and screening operations. The international market for non-intrusive inspection equipment and related services, therefore, continues to expand as countries that ship goods directly to the United States participate in such programs and as they choose to procure and operate equipment in order to secure their own borders, transportation networks, facilities and other venues.

        Congress also passed legislation that calls for the inspection of international maritime cargo destined for the United States, domestic civil aviation cargo, and radiological and nuclear threats in cargo entering the United States. Certain of our cargo and vehicle inspection systems are already being used internationally and by the U.S. Government to comply with these standards.

        Additionally, the U.S. Department of Homeland Security requires the screening of all cargo carried on passenger airlines in the United States. Several of our hold (checked) baggage and cargo screening systems have been approved by the U.S. Department of Homeland Security's Transportation Security Administration for this purpose and are being procured and used by freight forwarders, airlines, transportation companies and other businesses to fulfill their compliance requirements.

        Furthermore, the U.S. Department of Homeland Security's Science and Technology Directorate, Transportation Security Administration and Domestic Nuclear Detection Office have supported the development of new security inspection technologies and products. Our Security division participates in a number of such research and development efforts, including projects to develop new technologies for radiation detection, nuclear materials detection, border security, and aviation screening. Our Security division is an industrial partner in the DHS Center of Excellence ALERT (Awareness and Localization of Explosives-Related Threats) and works with academia, national laboratories, and other vendors on research and development through this and other agreements. The Science and Technology Directorate has also initiated programs for the development of technologies capable of protecting highways, railways and waterways from terrorist attack.

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

        Similar initiatives and new regulations promulgated by international organizations have resulted in a growing global demand for airline, cargo, port and border inspection technologies. For example, the European Commission has issued uniform performance standards for systems that screen baggage and people at aviation checkpoints and air cargo, as well as new directives related to maritime security.

        Our contracts with the U.S. Government are generally subject to renegotiation of profits and termination for convenience at the election of the Government. For the fiscal year ended June 30, 2017, our direct sales to the U.S. Government were approximately $63 million. Additionally, certain of our contracts with foreign governments contain provisions allowing the government to terminate a contract for convenience. For further discussion, please refer to "Item 1A. Risk Factors."

        Healthcare.    Healthcare has been, and we believe will continue to be, a growing economic sector throughout much of the world. Developing countries in Asia and Latin America are expected to continue to build healthcare infrastructure to serve expanding middle class populations. In developed areas, including the United States and Europe, aging populations and extended life expectancy are projected to fuel growth in healthcare for the foreseeable future.

        While we believe that the healthcare industry will continue to grow throughout much of the world, many factors are forcing healthcare providers to do more with less, including stricter government requirements affecting staffing and accountability, shrinking reimbursements from health insurance organizations, and uncertainty around potential U.S. healthcare legislation. Our customers not only expect clinical value from our solutions but also economic value. Positioning our current healthcare products to demonstrate the competitive value in total cost of ownership will be increasingly important in this environment. At the same time, recent advances enabling big data management and analysis, as well as the widespread introduction of mobile devices into the healthcare environment, are creating an emerging demand for patient data acquisition and distribution. Our Healthcare division designs, manufactures and markets devices and software that respond to these factors, helping hospitals reduce costs and more fully utilize resources while maintaining or improving the quality of care their physicians and nurses are able to deliver.

        We are a global manufacturer and distributor of patient monitoring, diagnostic cardiology and clinical networking solutions for use in hospitals, medical clinics and physician offices. We design, manufacture and market patient monitoring solutions for critical, perinatal, sub-acute and perioperative care areas of the hospital, wired and wireless networks and ambulatory blood pressure monitors, all aimed at providing caregivers with timely patient information. Our diagnostic cardiology systems include Holter recorders and analyzers, ambulatory blood pressure monitors, electrocardiography (ECG) devices, stress event data management systems and related software and services. We also manufacture and distribute anesthesia delivery systems and ventilators, which we sell primarily to hospitals for use in operating rooms and anesthesia induction areas.

        Optoelectronics and Manufacturing.    We believe that continued advances in technology and reductions in the cost of key components of optoelectronic systems, including computer processing power and memory, have broadened the market by enabling the use of optoelectronic devices in a greater number of applications. In addition, we see a trend among OEMs to increasingly outsource the design and manufacture of optoelectronic devices as well as value-added subsystems to fully-integrated, independent manufacturers, like us, that may have greater specialization, broader expertise and more flexibility to respond to short cycle times and quicker market expectations.

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

        Capitalizing on the Market for Security and Inspection Systems.    Attentiveness to terrorist and other security threats may continue to drive the market for security and inspection systems in transportation security and also at ports and border crossings, government installations, military facilities and public event venues. The trend toward increased screening of goods entering and departing from ports and borders has resulted, and may continue to result in, the growth in the market for cargo inspection systems and turnkey security screening services that are capable of screening shipping containers for contraband and assisting customs officials in the verification of shipping manifests. Package and cargo screening by freight forwarders, airlines and air cargo companies represents a growing sector, as regulations in the United States and Europe require such screening in certain circumstances. We intend to capitalize on opportunities to replace, service and upgrade existing security installations, and to offer turnkey security screening solutions in which we may construct, staff and/or operate on a long-term basis security screening checkpoints for our customers. Finally, we also intend to continue to develop new security and inspection products and technologies, such as our proprietary real time tomography systems, and to enhance our current product and service offerings through internal research and development and selective acquisitions.

        Improving and Complementing Existing Medical Technologies.    We develop and market patient monitoring systems, diagnostic cardiology products, anesthesia delivery systems, and ventilators, and associated supplies and accessories. We are able to market and sell many of our product offerings through shared sales channels and distribution networks. Our efforts to develop new products and improve our existing medical technologies are focused on the needs of care providers and their patients. Our efforts to improve existing diagnostic cardiology and anesthesia delivery technologies will also continue to concentrate on providing products that are flexible and intuitive to use so that clinicians can deliver accurate, precise, reliable and cost-effective care. We focus on enabling hospitals to leverage their IT infrastructure at a significant financial savings, providing actionable alarms at the bedside monitor and the central station.

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

        Security and Inspection Systems.    We design, manufacture and market security and inspection systems globally to end users under the "Rapiscan® Systems" and "AS&E®" trade names. Our Security products are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Our Security products fall into the following categories: baggage and parcel inspection; cargo and vehicle inspection; hold (checked) baggage screening; people screening; radiation detection; and explosive and narcotics trace detection. We also offer under the "S2®" trade name turnkey security screening services, including the staffing and operation of security screening checkpoints.

        As a result of terrorist attacks worldwide, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railways, seaports, cruise line terminals, freight forwarding operations, government and military installations and nuclear facilities. As a result of the use of security and inspection products at additional facilities, we have diversified our sales channels for security and inspection products.

        Many of our security and inspection systems include dual-energy X-ray technology with computer software enhanced imaging methods to facilitate the detection of materials such as explosives, weapons, narcotics, bulk currency or other contraband. While all X-ray systems produce a two-dimensional image of the contents of the inspected object, the dual-energy X-ray systems also measure the X-ray absorption of the inspected object's contents at two different X-ray energies to determine the atomic number, density and other characteristics of the object's contents. The various organic and inorganic substances in the inspected object appear to operators of the inspection systems in various colors, and this visual information can be used to identify and differentiate the inspected materials. In addition, we offer dual-view X-ray screening systems, now available on many of our systems that allow operators to examine objects from two directions simultaneously, thereby reducing the need for re-scanning of objects and improving the operator's ability to detect threats quickly and effectively. Our baggage and parcel inspection, cargo and vehicle inspection and hold (checked) baggage screening inspection systems range in size from compact mobile systems to large systems comprising entire buildings in which trucks, shipping containers or pallets are inspected. Many of our inspection systems are also designed to be upgradeable to respond to new customer requirements as they emerge or change.

        Our cargo and vehicle inspection applications, in which vehicles, cars, trucks, shipping containers, pallets and other large objects can be inspected, are designed in various configurations, including gantry, portal and mobile systems. These products are primarily used to verify the contents of cars, trucks or cargo containers and to detect the presence of contraband, including narcotics, weapons, explosives, radioactive and nuclear materials and other smuggled items. They offer significant improvements over past methods of cargo screening, such as manual searches, as our cargo systems are faster, more thorough and do not subject the cargo to pilferage. Entire shipping containers or trucks containing densely packed goods can be screened rapidly.

        Most of our cargo and vehicle inspection systems employ X-ray imaging to non-intrusively inspect objects and present images to an inspector, showing shapes, sizes, locations and relative densities of the contents. These systems utilize transmission imaging technology, backscatter imaging technology, or both technologies. We also manufacture passive radiation detection devices for detecting nuclear threat material utilizing their gamma and neutron signatures. Additionally, we have developed isotope-specific identification algorithms. Many of these systems have been built to meet specific customer inspection requirements.

        Our Security division is among the only companies in the market offering inspection systems at energy levels ranging from 140 Kilo electron Volts (KeV) to 160 KeV, 180 KeV, 200 KeV, 320 KeV, 2.5 Mega electron Volt (MeV), 4.5 MeV, 6 MeV, and 9MeV. We believe that we offer one of the broadest technology platforms in the baggage and parcel and cargo and vehicle inspection systems industry. Our broad platform permits us to offer customers solutions, which optimize flexibility, performance and cost to meet the customer's unique application requirements.

        Our Security division also offers hold (checked) baggage screening systems that are utilized by airports, freight forwarders and other parties responsible for screening baggage and cargo before it is placed in the cargo hold of airplanes. Certain of our currently available systems utilize multiple X-ray beams to provide high-quality images able to discriminate materials and to enable algorithms that assist operators in the detection of explosives and narcotics. Other systems utilize a very large number of distributed X-ray emitters that rapidly capture approximately 1,000 views of a bag and then utilize sophisticated software to reconstruct high resolution images. These systems are designed to meet the high-speed screening and analysis demands of regulators in the United States and European Union. They can be operated in stand-alone mode, where a single operator views the images produced by a single system, or can be networked, allowing operators stationed at a remote computer terminal to monitor multiple systems.

        Our Security division also offers people screening products, such as a line of "Metor®" brand walk-through metal detector (WTMD) products for use at security checkpoints at airports, amusement parks, banks, courthouses, government buildings, sports arenas and other venues. We also offer trace detection systems that are designed to detect trace amounts of explosives as well as narcotics. These systems are designed to be used in screening people, cargo, baggage and other items for illicit materials and weapons.

        The following table sets forth certain information related to the standard security and inspection products that we currently offer. We do, however, also customize our standard products to suit specific applications and customer requirements.

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	TECHNOLOGY	MARKET SEGMENT
Baggage and Parcel Inspection	Rapiscan® 600 series X-ray systems	Dual-energy X-ray Single and multi-view configuration	Checkpoint and customs inspection at airports, prisons, border crossings, government buildings, and postal facilities, critical infrastructure protection at power and chemical plants, water resource sites as well as air cargo screening
	AS&E® Gemini®	Combined dual energy transmission and backscatter	Checkpoint and air cargo screening at prisons, government buildings and other critical infrastructure protection applications

Cargo and Vehicle Inspection	Rapiscan® Eagle® AS&E® OmniView® AS&E® Sentry®	High energy transmission X-ray	Inspection of passenger vehicles, cargo, trucks, and rail cars at airports, border crossings, sea ports and high threat facilities
	AS&E® ZBV® AS&E® Z Portal® AS&E® CarView AS&E® MINI Z®	Backscatter X-ray

Hold (Checked) Baggage Screening	Rapiscan® MVXR 5000	Multi-view, dual energy X-ray explosive detection system (EDS)	Baggage inspection with automatic explosive detection at airports and freight forwarding facilities
	Rapiscan® RTT®	High-speed, stationary gantry computed tomography explosive detection system (EDS)

People Screening	Metor® series metal detectors Rapiscan® Secure 1000®	Electromagnetic induction Backscatter X-ray	Checkpoint inspection at airports, border crossings, military checkpoints, stadiums, prisons and government facilities

Radiation Detection	Rapiscan® Radiation Monitors	Gamma and neutron detection of radioactive and nuclear material	Cargo, vehicle, rail car and people screening at airports, border crossings, military checkpoints, stadiums, prisons and government facilities

Trace Detection	Detectra® Itemiser® DX Itemiser® 4DX Itemiser® 3e MobileTrace® Hardened MobileTrace® EntryScan® 4	IMS based technology desktop, hand-held and walk-though portal explosives and narcotics detection	Checkpoint, hold baggage and cargo inspection at airports, nuclear plants, border crossings, military checkpoints, stadiums, prisons and government facilities

        Patient Monitoring, Diagnostic Cardiology, and Anesthesia Systems.    Our Healthcare division designs, manufactures and markets products globally to end users primarily under the "Spacelabs®" and "Statcorp®" trade names.

        Spacelabs® products include patient monitors for use in perioperative, critical care and emergency care environments with neonatal, pediatric and adult patients. Our patient monitoring systems comprise monitors and central nursing stations connected by hardwired or wireless networks, as well as stand-alone monitors where the patient data can be transported physically from one monitor to another as the patient is moved. These systems enable hospital staff to access patient data where and when it is required. In addition, these products are designed with an "open architecture" to interact with hospital information systems. Many of these products allow clinicians to view and control various software applications on the patient monitor's display, eliminating the need for separate computer terminals in the patient's room. Attending nurses can check laboratory results and other reports, enter orders, review protocols and complete medical charting at the patient's bedside.

        For electrocardiograph monitoring or multiparameter monitoring of ambulatory patients, we offer a digital telemetry system. The system operates in government-protected bands, which are not used for private land mobile radio, business radio services or broadcast analog or digital television. Spacelabs® Intesys® Clinical Suite (ICS) provides a software suite allowing hospitals to leverage their infrastructure to capture all data from the bedside, compact and telemetry monitors. Retrospective data formerly only found at a central station monitor is made available at any PC in the hospital.

        In the past few years, Spacelabs® has introduced a number of new products, including the XPREZZON® patient monitor, followed shortly by the Qube® compact monitor. The Qube® can be used in both bedside and transport applications. We recently introduced a new Qube® Mini monitor, which has enhanced transport capabilities. We also introduced a new telemetry transmitter, the AriaTele®, with subsequent product additions to enable the AriaTele® to broadcast on a number of specialized frequency bands that are prescribed for global healthcare use. Other recent product introduction were the Xhibit® Central Station, a scalable system providing clinicians the ability to remotely monitor up to 48 patients and the XprezzNetTM, a high resolution data integration for electronic medical records vendors such as Cerner and EPIC, which provides unique patient to device association (P2DA). In June 2015, we introduced the XTR telemetry system. XTR provides a proprietary arrhythmia detection algorithm, which continuously analyzes and displays seven leads of ECG on Xhibit® or in ICS clinical access.

        In 2017, Spacelabs® introduced the Qube® Mini high-acuity physiological monitor. Qube® Mini is optimized for patient transport, with wireless connectivity, compact size, and a patent-pending design that enables the monitor to be quickly attached to IV poles, gurneys, and wheelchairs without the need for special clamps or accessories. The product complements Spacelabs®' portfolio of patient monitoring and information systems that support clinical decision-making.

        Our Healthcare division also develops cardiac diagnostic systems, including Holter analyzers and recorders. Our PathfinderSL® analysis tool provides simple, actionable Holter reports to any PC, inside or outside the hospital. Our EvoTM Holter recorders provide low cost of ownership through, for example, the elimination of disposable batteries, memory cards with no moving parts to maintain and other advances. Our Lifecard® CF Holter recorders are worn by patients for up to seven days in order to capture heart arrhythmias that may occur in a patient only a few times per week. This product is helpful in identifying the presence of atrial fibrillation. Patients that may be experiencing even less frequent heart arrhythmias wear our CardioCall® product, which stays with the patient over several weeks and transmits its findings over the phone to a receiving station in the hospital.

        We are also a supplier of ambulatory blood pressure (ABP) monitors which are routinely used by physicians around the world and by clinical research organizations. Many physicians are using ambulatory blood pressure monitoring to detect "white coat" hypertension, a condition in which people experience elevated blood pressure in the doctor's office but not in their daily lives. Ambulatory blood pressure monitoring helps improve diagnostic accuracy and minimize the associated costs of treatment. Spacelabs® OnTrak ambulatory blood pressure system has been validated for both pediatric and adult patient types and includes the capability to measure activity correlation with non-invasive blood pressure readings.

        Sentinel® 10 represents our latest Cardiology Information Management System, designed to provide an electronic, enterprise-wide scalable system for diagnostic cardiology. Sentinel® integrates data from Spacelabs®-branded products into a central enterprise-wide database system that can be accessed by care providers and medical facility administrators, thereby providing enhanced workflow and efficiencies. The system's web-based solution enables the secure transfer of data from multiple remote sites.

        Our anesthesia delivery and ventilation group designs and manufactures anesthesia delivery systems and ventilators. The ARKON® Anesthesia System is a high-performance anesthesia delivery system that offers functionality, comfort and control. This anesthesia delivery system can be expanded to enable a wide-angle view of the clinical setting so the clinician can face the patient, as well as other clinical advancements. The ARKON® complements our BleaseSirius, BleaseFocus and BleaseGenius anesthesia delivery systems. Our portfolio of anesthesia systems enables us to provide flexible anesthesia solutions for operating room environments, anesthesia induction areas, day surgery centers, magnetic resonance imaging facilities and other locations where the administration of anesthesia is required.

        In addition, many of the capital-intensive products that Spacelabs® sells have supplies and accessories associated with them that can represent annuity revenue opportunities.

        The following table sets forth a description of the more significant healthcare products that we currently offer:

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	MARKET SEGMENT
Patient Monitoring and Connectivity	XPREZZON® Qube® Qube® Mini Ultraview® DM3 Dual Monitor Intesys® Clinical Suite (ICS) ICS Xprezz XprezzNet Flexport® Xhibit® Elance® AriaTele® Spacelabs® SafeNSound	Hospital care areas, outpatient surgery centers and physician offices

Diagnostic Cardiology	Ambulatory blood pressure monitors (various) OnTrak ABP Pathfinder® SL CardioCall® Lifecard® EVOTM CardioExpress® ECG machines CardioDirect® Stress Testing Systems Sentinel® Cardiology Data Management	Hospital cardiology care areas and physician offices

Anesthesia Delivery and Ventilation	ARKON® Blease 700 and 900 series ventilators BleaseSirius BleaseSirius EFM BleaseFocus	Ambulatory surgery centers and operating rooms

Medical Devices and Accessories	UltraCheck®, SoftCheck® and Curve Blood Pressure Cuffs Patient Cables and Accessories Fluid Delivery Unifusors	All hospital care areas, outpatient surgery centers and physician offices

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

        We also provide electronics design and manufacturing services both in North America, the United Kingdom and in the Asia Pacific region with enhanced, RoHS-compliant, printed circuit board and cable and harness assemblies and box-build manufacturing services utilizing state-of-the-art automated surface mount technology lines. We offer electronics manufacturing services to OEM customers and end users for medical, automotive, defense, aerospace, industrial and skin care applications that do not utilize optoelectronic devices. We also manufacture LCD displays for medical, industrial and consumer electronics applications, and flex circuits and touch panels for OEM customers at the prototype stage. Our electronics manufacturing services are provided primarily under the "OSI Electronics," "APlus Products," "Briton EMS," "Union Four" and "Altaflex" trade names.

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

        Our customers include, among many others, the U.S. Customs and Border Protection, U.S. Department of Defense, U.S. Department of State, U.S. Transportation Security Administration and Federal Bureau of Prisons in the United States, as well as Her Majesty's Revenue and Customs and Manchester Airport Group in the United Kingdom, Aeroporto De Paris, Aeroporto De Roma, the Servicio de Administración Tributaria in México, Chek Lap Kok Airport in Hong Kong, DHL, and United Parcel Service.

        Patient Monitoring, Diagnostic Cardiology, and Anesthesia Systems.    Our patient monitoring, diagnostic cardiology and anesthesia systems are manufactured and distributed globally for use in critical care, emergency and perioperative areas within hospitals as well as physicians' offices, medical clinics and ambulatory surgery centers. We also provide wired and wireless networks, clinical information access solutions and ambulatory blood pressure monitors.

        We sell products mainly through integrated delivery networks and group purchasing networks in the U.S., the NHS Foundation Trust in the United Kingdom, UGAP in France, and to various government funded hospitals in China, the Middle East and several other parts of Asia.

        Optoelectronic Devices and Electronics Manufacturing Services.    Our optoelectronic devices and the electronics we manufacture are used in a broad range of products by a variety of customers. For example, they are utilized by customers in the following market segments: defense, aerospace and avionics; analytical and medical imaging; healthcare; telecommunications; homeland security; barcode scanners; toll and traffic management; and automotive diagnostic systems. Major customers in these segments include Raytheon, Honeywell, UTC Aerospace Systems, Northrop Grumman, Medtronic, Beckman Coulter, United Technologies, Assa Abloy and Trakka, among others.

Marketing, Sales and Service

        We market and sell our security and inspection products and turnkey security screening solutions globally through a direct sales and marketing staff located North America, Latin America, Europe, Middle East, Africa, and Asia, in addition to an expansive global network of independent distributors. This sales staff is supported by a service organization located in the same regions, as well as a global network of independent distributors. We also support these sales and customer relations efforts by providing operator training, computerized training and testing equipment, in-country service support, software upgrades and service training for customer technicians.

        We market and sell our patient monitoring, diagnostic cardiology, and anesthesia systems globally through a direct sales and marketing staff located in North America, Latin America, Europe and Asia, in addition to a global network of independent distributors. We also support these sales and customer service efforts by providing operator in-service training, comprehensive interactive eLearning for all monitoring products, software updates and upgrades and service training for customer biomedical staff and distributors. We also provide IT specialists and clinical specialists to provide support both before and after product sale.

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

Research and Development

        Our security and inspection systems are primarily designed at our facilities in the United States and internationally in the United Kingdom, Finland and India. These products include mechanical, electrical, analog and digital electronics, software subsystems and algorithms, which are designed by us. In addition to product design, we provide system integration services to integrate our products into turnkey systems at the customer site. We support cooperative research projects with government agencies and provide contract research for government agencies.

        Our patient monitoring, diagnostic cardiology, and anesthesia delivery products are primarily designed at our facilities in the United States and internationally in the United Kingdom. These products include software, networking, connectivity, mechanical, electronic and software subsystems, most of which are designed by us. We are also currently involved, both in the United States and internationally, in certain research projects aimed at improving our medical systems and at expanding our current product lines.

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

        In addition to close collaboration with our customers in the design and development of our current products, we maintain an active program for the development and introduction of new products, enhancements and improvements to our existing products, including the implementation of new applications of our technology. We seek to further enhance our research and development program and consider such program to be an important element of our business and operations. As of June 30, 2017, we engaged approximately 402 full-time engineers, technicians and support staff. Our research and development expenses were $51.6 million in fiscal 2015, $49.8 million in fiscal 2016 and $51.0 million in fiscal 2017. We intend to continue to invest in our research and development efforts in the future.

Manufacturing and Materials

        We currently manufacture our security and inspection systems domestically in California, Colorado, and Massachusetts, and internationally in Malaysia and the United Kingdom. We currently manufacture our patient monitoring, diagnostic cardiology, anesthesia systems, and related supplies and accessories in Washington. We outsource manufacturing of certain of our supplies and accessories. We currently manufacture our optoelectronic devices and provide electronics manufacturing services domestically in California and New Jersey, and internationally in India, Indonesia, Malaysia, the United Kingdom and Singapore. Most of our high volume, labor intensive manufacturing and assembly activities are performed at our facilities in India, Indonesia and Malaysia. Since many of our customers are located in the United States, Europe and Asia, our ability to manufacture products in these markets and provide follow-on service from offices located in these regions is an important component of our global strategy.

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

        For cost, quality control and efficiency reasons, at times we purchase raw materials, parts and subcomponents only from single vendors with whom we have ongoing relationships. We do, however, qualify second sources for many of our raw materials, parts and critical components. We purchase the materials pursuant to purchase orders placed from time to time in the ordinary course of business. Although to date none of our divisions has experienced any significant shortages or material delays in obtaining any of its raw materials or subcomponents, it is possible that we may face such shortages or delays in one or more materials in the future.

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

        Patents.    We possess rights to a number of U.S. and foreign patents relating to various aspects of our security and inspection products, healthcare products and optoelectronic devices and subsystems. Our current patents will expire at various times between 2017 and 2064. However, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity or enforceability, or may be found to not be infringed by any third parties. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

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

        We believe that our trademarks and tradenames, patents and licenses are important to our business. The loss of some of our trademarks, patents or licenses might have a negative impact on our financial results and operations. Nevertheless, with the exception of the loss of either the Spacelabs®, Rapiscan®, or AS&E® trademarks, the impact of the loss of any single trademark, patent or license would not likely have a material adverse effect on our business. As of June 30, 2017, the Spacelabs® brand is protected by both pending and registered trademarks in 27 countries; the Rapiscan® brand is protected by both pending and registered trademarks in 15 countries, and the AS&E® brand is protected by both pending and registered trademarks in seven countries.

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

        The FDA recently finalized its guidance for managing post-market cybersecurity for connected medical devices. This guidance places additional expectations on our Healthcare division to build in cybersecurity controls when it designs and develops its devices to assure safe performance in the face of cyber threats. It is also incumbent on us to monitor third party software for new vulnerabilities, and verify and validate any software updates or patches meant to address vulnerabilities.

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

        Significant healthcare reforms have had an impact on medical device manufacturer and hospital revenues. For example, the Affordable Care Act requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices, which went into effect in 2013. The Consolidated Appropriations Act, 2016, signed into law in December 2015, includes a two-year moratorium (January 1, 2016 - December 31, 2017) on the excise tax. Other legislative actions have resulted in reductions in Medicare payments to hospital providers.

        The Patient Protection and Affordable Care Act as amended by the Health Care and Education and Reconciliation Act of 2010, collectively referred to as the Affordable Care Act, is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. Many states have also adopted or are considering changes in healthcare policies, in part due to state budgetary pressures. Because implementation of some provisions of the Affordable Care Act remains unsettled, it is uncertain what effect that law and state law changes or proposed changes may have on our business. Since the 2016 election of President Trump and Republican majorities in both houses of Congress, there have been numerous efforts to repeal, replace, modify or delay implementation of the Affordable Care Act (although these efforts are uncertain in light of the failed efforts in the Senate to pass repeal-and-replace legislation). In January 2017, President Trump signed an executive order waiving various provisions under the Affrodable Care Act and it is not known how the Trump Administration will proceed if repeal-and-replace legislation is not passed by Congress. This has created uncertainty in the market, which could result in reduced demand for our products, additional pricing pressure, and increased demand for new and more flexible payment structures.

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

Foreign Regulations

        We are also subject to regulation in the foreign countries in which we manufacture and market our products. For example, the commercialization of certain products, including medical devices, in the European Union is regulated under a system that presently requires all such products sold in the European Union to bear the CE mark—an international symbol of adherence to quality assurance standards. Our manufacturing facilities in Hawthorne, California; Snoqualmie, Washington; Johor Bahru, Malaysia; Batam, Indonesia; Hyderabad, India; and Suzhou, China are all certified to the International Organization for Standardization's ISO 13485 standard for quality management. Our Hawthorne, California and Snoqualmie, Washington facilities are also certified to the requirements of Annex II, section 3 of the Directive 93/42/EEC on Medical Devices, which allows them to self-certify that manufactured products can bear the CE mark. Further, the implementation of the Restriction of Hazardous Substance Directive ("ROHS") requires that certain products, including medical devices, shipped into the European Union eliminate targeted ROHS substances.

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

        We continue to investigate contamination of the soil and groundwater beneath our Hawthorne, California facility that we believe resulted from unspecified on- and off-site releases occurring prior to our occupancy. The groundwater contamination is a known regional issue, not limited to our premises or our immediate surroundings. We continue to take voluntary actions, in cooperation with the local governing agency, to fully investigate the site in order to develop appropriate remedial actions.

Competition

        The markets in which we operate are highly competitive and characterized by evolving customer needs and rapid technological change. We compete with a number of other manufacturers, some of which have significantly greater financial, technical and marketing resources than we have. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, adapt more quickly to changes in customer requirements, have stronger customer relationships, have greater name recognition and devote greater resources to the development, promotion and sale of their products than we do. As a result, we may not be able to compete successfully against designers and manufacturers of specialized electronic systems and components or within the markets for security and inspection systems, patient monitoring, diagnostic cardiology, anesthesia systems or optoelectronic devices. Future competitive pressures may materially and adversely affect our business, financial condition and results of operations.

        In the security and inspection market, competition is based primarily on factors such as product performance, functionality and quality, government regulatory approvals and qualifications, the overall cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence and breadth of sales and service organization. We believe that our principal competitors in the market for security and inspection products are Smiths Detection, L-3 Communications—Security and Detection Systems division, Leidos,

CEIA, Nuctech, Analogic, IDSS and Astrophysics. Competition could result in price reductions, reduced margins and loss of market share. Although our competitors offer products in competition with one or more of our products, we can supply a variety of system types and offer among the widest array of solutions available from a single supplier. This variety of technologies also permits us to offer unique hybrid systems to our customers that utilize two or more of these technologies, thereby optimizing flexibility, performance and cost to meet the customer's unique application requirements.

        In the patient monitoring, diagnostic cardiology, and anesthesia systems delivery markets, competition is also based on a variety of factors including product performance, functionality, value and breadth of sales and service organization. We believe that our principal competitors in the market for patient monitoring, diagnostic cardiology, anesthesia systems and related supplies are Philips Healthcare, GE Healthcare, Mindray Medical, Mortara Instrument, Dräger Medical, Nihon Kohden, Penlon, Maquet, iRhythym and Welch Allyn. Competition could result in price reductions, reduced margins and loss of our market share. We believe that our patient monitoring products are easier to use than the products of many of our competitors because we offer a consistent user interface throughout many of our product lines. We also believe that the capability of our monitoring systems to connect together, and to the hospital IT infrastructure, is a key competitive advantage. Further, while some of our competitors are also beginning to introduce portal technology, which allows remote access to data from the bedside monitor, central station or other point of care, we believe that our competing technologies bring valuable, instant access to labs, radiology and charting at the point of care.

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

        We ship most of our baggage and parcel inspection, people screening, patient monitoring, diagnostic cardiology and anesthesia systems and optoelectronic devices and value-added subsystems within one to several months after receiving an order. However, such shipments may be delayed for a variety of reasons, including any special design or requirements of the customer. In addition, large orders of security and inspection products typically require greater lead-times. Fulfillment of orders of our Rapiscan® RTT® hold (checked) baggage screening equipment generally requires longer lead times. Further, we provide turnkey screening services to certain customers for which we may recognize revenue over multi-year periods.

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

        As of June 30, 2017, our consolidated backlog totaled approximately $738 million, compared to approximately $623 million as of June 30, 2016. Approximately $227 million of our backlog as of June 30, 2017 is not reasonably expected to be fulfilled in fiscal year 2018. The backlog includes the large turnkey security screening program in Mexico that we were awarded in fiscal 2012. As the revenue generated from this program is recognized, the corresponding backlog decreases. Sales orders underlying our backlog are firm orders; although, from time to time we may agree to permit a customer to cancel an order or an order may be cancelled for other reasons. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and cannot be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

        As of June 30, 2017, we employed 5,763 people, of whom 3,098 were employed in manufacturing, 402 were employed in engineering or research and development, 544 were employed in administration, 394 were employed in sales and marketing and 1,325 were employed in service capacities. Of the total employees, 2,269 were employed in the Americas, 2,717 were employed in Asia and 777 were employed in Europe. Many of our employees in Europe have statutory collective bargaining rights. We have never experienced a general work stoppage or strike, and management believes that our relations with our employees are good.

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

        Our internet address is: http://www.osi-systems.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of this annual report on Form 10-K or any other report or document we file with or furnish to the Securities and Exchange Commission. We make available, free of charge through our internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and reports filed pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. Also available on our website free of charge are our Corporate Governance Guidelines, the Charters of our Nominating and Governance, Audit, Compensation, Technology and Executive Committees of our Board of Directors and our Code of Ethics and Conduct (which applies to all Directors and employees, including our principal executive officer, principal financial officer and principal accounting officer). A copy of this annual report on Form 10-K is available without charge upon written request addressed to: c/o Secretary, OSI Systems, Inc., 12525 Chadron Avenue, Hawthorne, CA 90250 or by calling telephone number (310) 978-0516.

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

  •
  changes in regulatory requirements;

  •
  natural disasters;

  •
  changes in general economic factors; and

  •
  non-renewal of significant contracts.

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

             Continuing terrorist attacks worldwide have increased financial expectations that may not materialize.

        Continuing terrorist attacks worldwide create increased interest in our security and inspection systems and service offerings. However, we are not certain whether the level of demand will continue to be as high as it is now. We do not know what solutions will continue to be adopted by the U.S. Department of Homeland Security, the U.S. Department of Defense, and similar agencies in other countries and whether our products will be a part of those solutions. Additionally, should our products and services be considered as a part of future security solutions, it is unclear what the demand for our products and services may be and how quickly funding to purchase our products and services may be made available. These factors may adversely impact us and create unpredictability in revenues and operating results.

             If operators of, or algorithms installed in, our security and inspection systems fail to detect weapons, explosives or other devices or materials that are used to commit a terrorist act, we could be exposed to product and professional liability and related claims for which we may not have adequate insurance coverage.

        Our business exposes us to potential product liability risks that are inherent in the development, manufacturing, sale and service of security and inspection systems as well as in the provision of training to our customers in the use and operation of such systems. Our customers use our security and inspection systems to help them detect items that could be used in performing terrorist acts or other crimes. Some of our security and inspection systems require that an operator interpret an image of suspicious items within a bag, parcel, container, vehicle or other vessel. Others signal to the operator that further investigation is required. In either case, the training, reliability and competence of the customer's operator are crucial to the detection of suspicious items.

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

        In the future, if we fail to maintain the coverage that we currently enjoy or fail to apply in a timely way for coverage for new products and services as we acquire or introduce them, or if the U.S. Department of Homeland Security limits the scope of any coverage previously awarded to us, denies us coverage or continued coverage for a particular product, product line or service offering, or delays in making decisions about whether to grant us coverage, we may become exposed to legal claims that the SAFETY Act was otherwise designed to prevent.

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

        In particular, U.S. Government contracts typically contain provisions and are subject to laws and regulations that give the Government agencies rights and remedies not typically found in commercial contracts, including providing the Government agency with the ability to unilaterally:

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

        U.S. Government agencies and the agencies of certain other governments with which we contract can terminate their contracts with us for convenience, and in that event we generally may recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If an agency terminates a contract with us for default, we may be denied any recovery and may be liable for excess costs incurred by the agency in procuring undelivered items from an alternative source. Decisions by an agency to terminate one of our contracts for default could negatively affect our ability to win future awards not only from such agency, but also from other government agencies and commercial customers, many of whom evaluate past performance, or are required to review past performance information, when making their procurement decisions.

        U.S. Government agencies may also initiate civil False Claims Act litigation against us based on allegations related to our performance of contracts for the U.S. Government, or to our compliance with procurement regulations and other legal requirements to which such contracts are subject, or both. Such litigation can be expensive to defend and if found liable can result in treble damages and significant civil penalties. The U.S. Government may also initiate administrative proceedings that, if resulting in an adverse finding against us or any of our subsidiaries as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in our company or our subsidiaries being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges and, if satisfying the requisite level of seriousness, in our debarment from contracting with the U.S. Government for a specified term as well as being subject to other remedies available to the U.S. Government.

        For example, subsidiaries within our Security division received a "show cause" letter in November 2012 from the U.S. Transportation Security Administration and a related Notice for Proposed Debarment from the U.S. Department of Homeland Security in May 2013. Although, with respect to that "show cause" letter and Notice for Proposed Debarment, we ultimately reached an Administrative Agreement with the U.S. Government, which allowed us to continue with our current and future business with U.S. Government agencies, there is no assurance that we would be able to reach a similar outcome with respect to any future proceedings in which we may become involved, whether related to the same or new matters. In addition, if our Security division fails to remain in compliance with its current Administrative Agreement, the U.S. Department of Homeland Security could initiate debarment proceedings.

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

        Further, we are generating revenues from certain customers, the loss of which could have a material adverse effect on our business. In particular, our contract with the Mexican government to provide a turnkey security screening solution at various locations throughout the country is scheduld to expire in January 2018. Revenue attributable to this contract comprised approximately 12% of our total revenue for the fiscal year ended June 30, 2017. The termination, non-renewal or reduction in scope of this contract, or the renewal of this contract with reduced scope or on other modified terms, even if for reasons unrelated to the quality of our products or services, could have a material adverse effect on our business, financial condition and results of operations, including, but not limited to, impairment of capital assets purchased or manufactured specifically for this contract.

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

        Certain of our projects require the expenditure of substantial management and financial resources in anticipation of future revenue generation. For example, in 2012, we entered into a substantial six-year contract with the Mexican government to provide a turnkey security screening solution at various sites throughout Mexico, which required substantial expenditures for capital equipment and infrastructure. Although to date we have performed well under this contract, if our performance declines during the remainder of this contract, this could inhibit our ability to renew the contract prior to its scheduled expiration in January 2018, which could have a material adverse effect on our business, financial condition and results of operations. We anticipate that future contracts for turnkey security screening solutions in other territories could also require the outlay and management of substantial financial resources for capital equipment and infrastructure.

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

        We purchase raw materials and certain subcomponents from third parties. Standard purchase order terms are as long as one year at fixed costs, but we generally do not have guaranteed long-term supply arrangements with our suppliers. In addition, for certain raw materials and subcomponents that we use, there are a limited number of potential suppliers that we have qualified or that we are currently able to qualify. Consequently, some of the key raw materials and subcomponents that we use are currently available to us only from a single vendor. The reliance on a single qualified vendor could result in delays in delivering products or increases in the cost of manufacturing the affected products. Any material interruption in our ability to purchase necessary raw materials or subcomponents could adversely affect our ability to fulfill customer orders and therefore could ultimately have a material adverse effect on our business, financial condition and results of operations.

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

             We contract with third party service vendors that may be unable to fulfill contracts on time.

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

             We may accumulate excess inventory.

        Because of long lead times and specialized product designs, in certain cases we purchase components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for our products, inadequate or inaccurate forecasts, or other issues that might impact production planning, our customers might not purchase all the products that we have manufactured or for which we have purchased components. In any such event, we would attempt to recoup material and manufacturing costs by means such as returning components to our vendors, disposing of excess inventory through other channels, or requiring our OEM customers to purchase or otherwise compensate us for such excess inventory. However, some of our significant customer agreements do not give us the ability to require our OEM customers to do this. To the extent that we are unsuccessful in recouping our material and manufacturing costs, this could have a material adverse effect on our business, financial condition and results of operations. In addition, because of the complex customer acceptance criteria associated with some of our products, on some occasions, products whose title has passed to our customers are still included in our inventory until revenue recognition criteria are met. As a result, inventory levels may be inflated from time to time.

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

        In fiscal 2015, 2016 and 2017 revenues from shipments made to customers outside of the United States accounted for approximately 57%, 64% and 60% of our revenues, respectively. Since we sell certain of our products and services worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, and therefore employees, suppliers, real property, capital equipment, cash and other assets are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including without limitation:

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

        Further, on June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as "Brexit". The impact of Brexit depends on the terms of the UK's withdrawal from the EU, which still need to be determined and could take several years to accomplish. The UK's withdrawal from the EU could result in a global economic downturn, which could depress the demand for our products and services. The UK also could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members, depressing trade between the UK and other countries, which would negatively impact our international operations. Additionally, we may face new regulations regarding trade, security and employees, among others in the UK. Compliance with such regulations could be costly, negatively impacting our business, results of operations and financial condition.

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

  •
  receipt of payments in a timely manner;

  •
  termination, non-renewal, or change in scope of program at the election of the government; and

  •
  change in the value of the Mexican peso.

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

        As we introduce any new and potentially promising product or service, or improve existing products or services with new features or components, companies possessing competing technologies, or other companies owning patents or other intellectual property rights, may be motivated to assert infringement claims in order to generate royalty revenues, delay or diminish potential sales and challenge our right to market such products or services. Even if successful in defending against such claims, patent and other intellectual property related litigation is costly and time consuming. In addition, we may find it necessary to initiate litigation in order to protect our patent or other intellectual property rights, and even if the claims are well-founded and ultimately successful such litigation is typically costly and time-consuming and may expose us to counterclaims, including claims for intellectual property infringement, antitrust, or other such claims. Third parties could also obtain patents or other intellectual property rights that may require us to either redesign products or, if possible, negotiate licenses from such third parties. Adverse determinations in any such litigation could result in significant liabilities to third parties or injunctions, or could require us to seek licenses from third parties, and if such licenses are not available on commercially reasonable terms, prevent us from manufacturing, importing, distributing, selling or using certain products, any one of which could have a material adverse effect on us. In addition, some licenses may be non-exclusive, which could provide our competitors access to the same technologies. Under any of these circumstances, we may incur significant expenses.

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

        There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system, and some could significantly affect the ways in which doctors, hospitals, healthcare systems and health insurance companies are compensated for the services they provide, which could have a material impact on our business. It is not clear at this time what changes may impact the ability of hospitals and hospital networks to purchase the patient monitoring, diagnostic cardiology and anesthesia systems that we sell or if it will alter market-based incentives that hospitals and hospital networks currently face to continually improve, upgrade and expand their use of such equipment.

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

        The FDA and comparable regulatory authorities in foreign countries extensively and rigorously regulate our patient monitoring, diagnostic cardiology and anesthesia systems, including the research and development, design, testing, clinical trials, manufacturing, clearance or approval, safety and efficacy, labeling, advertising, promotion, pricing, recordkeeping, reporting, import and export, post-approval studies and sale and distribution of these products. In the United States, before we can market a new medical device, or a new use of, new claim for, or significant modification to, an existing product, we must first receive clearance under Section 510(k) of the Federal

Food, Drug and Cosmetic Act. In the 510(k) clearance process, the FDA must determine that a proposed device is "substantially equivalent" to a device legally on the market, known as a "predicate" device, in order to clear the proposed device for marketing. To be "substantially equivalent," the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.

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

        Our patient monitoring, diagnostic cardiology, and anesthesia systems must also comply with the laws and regulations of foreign countries in which we develop, manufacture and market such products. In general, the extent and complexity of medical device regulation is increasing worldwide. This trend is likely to continue and the cost and time required to obtain marketing clearance in any given country may increase as a result. Our products may not obtain any necessary foreign clearances on a timely basis, or at all.

        Once any of our patient monitoring, diagnostic cardiology, or anesthesia systems is cleared for sale, regulatory authorities may still limit the use of such product, prevent its sale or manufacture or require a recall or withdrawal of such product from the marketplace. Following initial clearance from regulatory authorities, we continue to be subject to extensive regulatory requirements. Government authorities can withdraw marketing clearance or impose sanctions due to our failure to comply with regulatory standards or due to the occurrence of unforeseen problems following initial clearance. Ongoing regulatory requirements are wide-ranging and govern, among other things:

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

        Although we believe that existing data continue to support the efficacy and safety of our patient monitoring, cardiology, and anesthesia products, in the future, longer term study outcomes could demonstrate conflicting clinical effectiveness, a reduction of effectiveness, no clinical effectiveness or longer term safety issues. This type of differing data could have a detrimental effect on the market penetration and usage of our medical device products. As a result, our sales may decline or expected growth would be negatively impacted. This could negatively impact our operating condition and financial results.

        More generally, all medical devices can experience performance problems that require review and possible corrective action by us or a component supplier. We cannot provide assurance that component failures, manufacturing errors, noncompliance with quality system requirements or good manufacturing practices, design defects and/or labeling inadequacies in any device that could result in an unsafe condition or injury to the patient will not occur. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. Manufacturers may also, under their own initiative, stop shipment or recall a product if any material deficiency is found or withdraw a product to improve device performance or for other reasons. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, noncompliance with good manufacturing practices or quality system requirements, design or labeling defects or other deficiencies and issues. Similar regulatory agencies in other countries have similar authority to recall products because of material deficiencies or defects in design or manufacture that could endanger health. A recall involving our products could be particularly harmful to our business, financial and operating results.

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

        We rely extensively on information technology systems to interact with our employees and our customers. These interactions include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, processing transactions, summarizing and reporting results of operations, transmitting data used by our service personnel and by and among our wide-spread personnel and facilities, complying with regulatory, legal and tax requirements, and other processes necessary to manage our business. If our systems are damaged or cease to function properly due to any number of causes, ranging from the failures of third-party service providers, to catastrophic events, to power outages, to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may suffer interruptions in our ability to manage operations which may adversely impact our results of operations and/or financial condition.

             Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, services and data.

        Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of our and our customers', suppliers' and third-party service providers' products, systems and networks and the confidentiality, availability and integrity of our and our customers' data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, we remain potentially vulnerable to additional known or unknown threats. We also have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness and remediation or increased protection costs, and could subject us to fines, damages, litigation and enforcement actions.

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

        Litigation can be lengthy, expensive and disruptive to our operations, and can divert our management's attention away from the running of our business. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, or by governmental entities in investigations and proceedings. If we are unsuccessful in our defense in litigation matters, or any other legal proceeding, we may be forced to pay damages or fines and/or change our business practices, any of which could have a material adverse effect on our business, financial condition and results of operations. For more information about our litigation matters, see "Legal Proceedings" and note 10 to the consolidated financial statements.

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

             We may not have the ability to raise the funds necessary to settle conversions of our 1.25% convertible senior notes due 2022 (the "Notes") or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

        Holders of our Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of our Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversion of the Notes.

             The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

        If the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert them at any time during specified periods at their option. See note 7 to the consolidated financial statements for additional information. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Common Stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

             The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

        Under FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), subsequently codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options ("ASC 470-20"), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. Because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, we will report lower net income in our financial results, and the trading price of our Common Stock and the trading price of the Notes could be materially and adversely affected.

        In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Common Stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

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

        We have pursued and will continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets. As a result of prior acquisitions, we have goodwill and intangible assets recorded on our balance sheet as described in note 5 to our consolidated financial statements. Under current accounting guidelines, we must assess, at least annually, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in charges against earnings, which could adversely affect our results of operations in future periods.

             If we do not remediate a material weakness in our internal control over financial reporting, we may be adversely affected.

        Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on the effectiveness of our internal control over financial reporting. Management's assessment of our internal control over financial reporting as of June 30, 2017 identified a material weakness of internal control procedures surrounding non-routine transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness is more fully described in Item 9A. Controls and Procedures. As further discussed in Item 9A, we are taking steps to remediate this material weakness. We will need to monitor and evaluate these procedures to ensure that they are operating effectively.

             We have made certain assumptions relating to the acquisition of AS&E® that may prove to be materially inaccurate.

        We have made certain assumptions relating to the acquisition of AS&E®, including, for example:

  •
  projections of AS&E®'s future revenues;

  •
  the amount of goodwill and intangibles that will result from the acquisition;

  •
  certain other purchase accounting adjustments that we expect will be recorded in our financial statements in connection with the acquisition;

  •
  acquisition costs, including transaction and integration costs;

  •
  the amount of cost savings as a result of synergies from the merger;

  •
  our ability to maintain, develop and deepen relationships with AS&E®'s customers; and

  •
  potential outcomes of, and contingencies related to, the ongoing investigation of AS&E® by the U.S. General Services Administration, or GSA, regarding its GSA contracting activity.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of June 30, 2017, we owned the following principal facilities (i.e., facilities greater than 50,000 square feet):

Location	Description of Facility	Approximate Square Footage
Hawthorne, California	Corporate headquarters and administrative, manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	88,000
Snoqualmie, Washington (1)	Headquarters and administrative, manufacturing, engineering, sales, marketing and service for our Healthcare division	177,000
Stoke on Trent, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	90,000
Surrey, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	59,000
Batam, Indonesia	Manufacturing for our Optoelectronics and Manufacturing division	59,000

(1)
This facility is encumbered by a mortgage.

        As of June 30, 2017, we leased the following principal facilities (i.e., facilities greater than 50,000 square feet):

Location	Description of Facility	Approximate Square Footage	Expiration
Billerica, Massachusetts (1)	Manufacturing, engineering, sales and marketing and service for our Security division	186,200	2023
Batam, Indonesia (2)	Manufacturing for our Optoelectronics and Manufacturing division	94,700	2017 ~ 2019
Torrance, California	Manufacturing, engineering, sales and marketing and service for our Security division	91,900	2022
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Security division	89,000	2018
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Optoelectronics and Manufacturing division	71,000	2017
Sunnyvale, California (3)	Manufacturing, engineering, sales and marketing and service for our Security division	62,500	2017
Hyderabad, India (4)	Manufacturing and engineering for our Security, Healthcare and Optoelectronics and Manufacturing divisions	50,400	2021

(1)
On July 24, 2017, we entered into a purchase agreement to acquire this facility.

(2)
This is comprised of five leases, ranging in size between 11,000 square feet and 37,400 square feet, at the same or nearby facilities.

(3)
We plan to vacate this facility upon lease expiration and move into a 24,006 square foot facility under a lease that expires in 2025.

(4)
This is comprised of three leases, ranging in size between 5,000 square feet and 33,600 square feet, at the same or nearby facilities.

        In conjunction with the acquisition of the explosive trace detection business, on July 7, 2017, we assumed a lease for a 64,200 square foot facility in Andover, Massachusetts, which expires in 2027. We believe that our facilities are in good condition to support our current operations but will expand as necessary to support our growth. We currently anticipate that we will be able to renew the leases that are scheduled to expire in the next few years on terms that are substantially the same as those currently in effect. However, even if we were not able to renew one or more of the leases, we believe that suitable substitute space is available to relocate any of the facilities. Accordingly, we do not believe that our failure to renew any of the leases that are scheduled to expire in the next few years will have a material adverse effect on our operations.

ITEM 3.    LEGAL PROCEEDINGS

        Our recently acquired subsidiary, AS&E®, has been the subject of an investigation by the Office of the Inspector General of the U.S. General Services Administration ("GSA"). The investigation relates to AS&E®'s discount practices and compliance with the pricing provisions of AS&E®'s GSA Schedule contract. The investigation could lead to claims or findings of violations of the False Claims Act in connection with AS&E®'s GSA contracting activity. Violations of the False Claims Act could result in the imposition of damages (up to treble damages) plus civil penalties in some cases, and we expect to incur legal costs in connection with the investigation. We continue to cooperate with the GSA investigation and believe that an appropriate accrual for this uncertainty has been provided in the accompanying condensed consolidated financial statements.

        We are involved in various other claims and legal proceedings arising in the ordinary course of business. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. We have not accrued for loss contingencies relating to such matters because we believe that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to us, the impact on our business, financial condition, results of operations and liquidity could be material.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

        Our Common Stock is traded on The NASDAQ Global Select Market under the symbol "OSIS."

        The following table sets forth the high and low sale prices of a share of our Common Stock as reported by The NASDAQ Global Select Market on a quarterly basis for fiscal 2016 and 2017. The prices shown reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2016:	High	Low
Quarter ended September 30, 2015	$79.28	$66.94
Quarter ended December 31, 2015	$96.75	$75.60
Quarter ended March 31, 2016	$88.33	$48.19
Quarter ended June 30, 2016	$66.43	$48.76

2017:	High	Low
Quarter ended September 30, 2016	$69.49	$55.76
Quarter ended December 31, 2016	$78.86	$65.00
Quarter ended March 31, 2017	$81.55	$69.45
Quarter ended June 30, 2017	$82.26	$69.08

        As of September 6, 2017, there were approximately 117 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in "street" name.

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

Issuer Purchases of Equity Securities

        The following table presents the shares acquired during the quarter ended June 30, 2017:

	Total number of shares (or units) Purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
April 1, 2017 to April 30, 2017	1,569	$71.20	0	872,481
May 1, 2017 to May 31, 2017	828	$78.16	0	872,481
June 1, 2017 to June 30, 2017	402	$73.66	0	872,481

	2,799	$73.62	0

(1)
Represent shares of Common Stock tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

(2)
In April 2016, the Board of Directors authorized a stock repurchase program of up to 1,000,000 shares. This program does not have an expiration date. Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of Common Stock issued and outstanding in the consolidated financial statements.

        The following table provides information concerning our equity compensation plans as of June 30, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	780,671	$30.00	1,312,813	(2)(3)(4)
Equity compensation plans not approved by security holders	—	N/A	—

Total	780,671	$30.00	1,312,813

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

Performance Graph

        The graph below compares the cumulative total stockholder return for the period beginning on the market close on the last trading day before the beginning of our fifth preceding fiscal year through and including the end of our last completed fiscal year with (a) The NASDAQ Composite Index and (b) a peer group of publicly-traded issuer(s) with which we have generally competed.

        The peer group includes the following company: Analogic Corporation (NASDAQ Symbol: ALOG).

        The graph assumes that $100.00 was invested on June 30, 2012 in (a) our Common Stock, (b) The NASDAQ Composite Index and (c) the company comprising the peer group described above (weighted according to the issuer's stock market capitalization at the beginning of each period for which a return is indicated). The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any Company filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2012 through June 2017
Among OSI Systems, Inc.
The NASDAQ Composite Index and a Peer Group

        The following table provides the same information in tabular form as of June 30:

	2012	2013	2014	2015	2016	2017
OSI Systems, Inc.	$100.00	$101.71	$105.38	$111.76	$91.77	$118.65
The NASDAQ Composite Index	100.00	117.69	155.50	177.19	173.36	221.11
Peer Group	100.00	118.09	127.49	129.22	130.74	120.18

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth our selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2017, and is derived from our consolidated financial statements. The consolidated financial statements as of June 30, 2016 and 2017, and for each of the years in the three-year period ended June 30, 2017, are included in Item 8 of this report. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended June 30,
	2013	2014	2015	2016	2017
	(in thousands, except earnings per share data)
Consolidated Statements of Operations Data:
Revenues	$802,047	$906,742	$958,202	$829,660	$960,951
Cost of goods sold	511,621	601,742	632,849	552,801	637,450

Gross profit	290,426	305,000	325,353	276,859	323,501
Operating expenses:
Selling, general and administrative	159,761	166,869	171,756	166,655	192,560
Research and development	48,240	44,792	51,639	49,816	50,951
Impairment, restructuring and other charges	7,987	12,044	9,850	22,014	46,698

Total operating expenses	215,988	223,705	233,245	238,485	290,209

Income from operations	74,438	81,295	92,108	38,374	33,292
Interest and other expense, net	(5,024)	(5,440)	(3,255)	(2,879)	(7,541)

Income before income taxes	69,414	75,855	88,853	35,495	25,751
Provision for income taxes	25,279	27,961	23,702	9,338	4,675

Net income	$44,135	$47,894	$65,151	$26,157	$21,076

Net income available to common stockholders—diluted	$44,135	$47,894	$65,151	$26,157	$21,076

Basic earnings per common share	$2.21	$2.40	$3.29	$1.35	$1.12

Diluted earnings per common share	$2.15	$2.33	$3.17	$1.30	$1.07

Weighted average shares outstanding—diluted	20,568	20,587	20,526	20,076	19,689

	Year Ended June 30,
	2013	2014	2015	2016	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$34,697	$38,831	$47,593	$104,370	$169,650
Working capital	244,885	263,514	254,991	187,483	306,866
Total assets	952,739	1,011,077	937,289	991,723	1,230,087
Long-term debt	10,673	10,436	8,556	6,054	241,750
Total debt	71,470	37,255	11,357	133,813	347,146
Total stockholders' equity	478,451	532,213	581,779	540,846	569,213

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (a) Security, providing security and inspection systems and turnkey security screening solutions; (b) Healthcare, providing patient monitoring, diagnostic cardiology, and anesthesia systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for our Security and Healthcare divisions, as well as to third parties for applications in the defense and aerospace markets, among others.

        Security Division.    Through our Security division, we provide security screening products and services worldwide, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 58% of our total consolidated revenues for fiscal 2017. During fiscal 2017, in conjunction with ongoing cost optimization efforts, we undertook an initiative to consolidate a manufacturing facility where we incurred approximately $0.6 million of costs. This facility consolidation is expected to result in recurring annualized savings of approximately $0.8 million.

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

        Healthcare Division.    Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology, and anesthesia delivery and ventilation systems worldwide for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient's bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 21% of our total consolidated revenues for fiscal 2017. During fiscal 2017, in conjunction with ongoing cost optimization efforts, we undertook an initiative to consolidate a manufacturing and R&D facility where we incurred approximately $1.4 million of employee termination costs and $0.6 million of other costs. This facility consolidation is expected to result in recurring annualized savings of approximately $3.0 million.

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

        Optoelectronics and Manufacturing Division.    Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, as well as our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 21% of our total consolidated revenues for fiscal 2017. During fiscal 2017, in conjunction with ongoing cost optimization efforts, we undertook an initiative to consolidate a manufacturing facility where we incurred approximately $0.3 million of employee termination costs and $0.4 million of other costs. This facility consolidation is expected to result in recurring annualized savings of approximately $1.0 million.

  Consolidated Results

        Fiscal 2017 Compared with Fiscal 2016.    We reported consolidated sales of $961.0 million in fiscal 2017, a 16% increase over the prior year, which drove a year-over-year increase in gross profit of $46.6 million. Despite this increase in sales and gross profit, our income from operations decreased by 13% from the prior year to $33.3 million in fiscal 2017. This decline in profitability was driven primarily by a 112% increase in impairment, restructuring and other charges. Such charges related to the abandonment of assets previously built or constructed for our turnkey scanning program in Mexico and two product lines in our Security division, facility consolidations among all three of our operating divisions, transaction costs for acquisition activity during the fiscal year and costs related to the integration of AS&E®, which was acquired in September of 2016.

        Fiscal 2016 Compared with Fiscal 2015.    We reported consolidated sales of $829.7 million in fiscal 2016, a 13% decrease from the prior year. Our operating profit decreased by 58% from the prior year to $38.4 million in fiscal 2016. This decline in profitability was driven primarily by the decrease in sales, which was the primary driver of a $48.5 million decrease in gross profit, and a $12.1 million increase in impairment, restructuring and other charges. These factors were partially offset by a $5.1 million decrease in SG&A expenses and a $1.8 million decrease in R&D.

        Acquisitions.    In September 2016, we acquired AS&E®, a leading provider of detection solutions for advanced cargo, parcel and personnel inspection. AS&E®'s operations are included in our Security division. We financed the total estimated purchase price of $266 million with a combination of cash on hand and borrowing under our existing revolving bank line of credit, as well as issuance of OSI Systems, Inc. Restricted Stock Units ("RSUs") to replace RSUs previously issued by AS&E®. Immediately following the close of the acquisition, we used $69 million of AS&E®'s existing cash on hand to pay down the revolving bank line of credit. In conjunction with the integration of AS&E® into our Security division, we have incurred approximately $8 million of costs related to employee terminations, which we estimate, along with other integration activities, will result in recurring annualized savings from synergies of approximately $18 million.

        Subsequent to our fiscal year end, on July 7, 2017, we acquired the former Morpho global explosive trace detection business from Smiths Group plc. We financed the total estimated purchase price of $80.5 million with a combination of cash on hand and borrowings under our existing revolving bank line of credit.

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

        Healthcare Considerations.    The results of our operations have been adversely impacted by issues associated with significant product launches within our Healthcare division. Although we believe that our recent performance indicates significant progress in resolving the issues surrounding these product launches, the impact from these issues may continue to adversely impact our results of operations for additional periods. Additionally, the new Presidential administration and Congress continue to discuss the potential repeal and/or replacement of the Affordable Care Act, which has created uncertainty in the healthcare industry and has adversely impacted, and may continue to adversely impact, our results of operations.

        European Union Threat Detection Standards.    The European Union has implemented regulations for all airports within the EU to have hold baggage screening systems that are compliant with the European Civil Aviation Conference (ECAC) Standard 3 beginning in 2020. However, this deadline could potentially be delayed. Our Security division's RTT® product has passed the ECAC explosive detection system Standard 3 threat detection requirement.

        Mexico SAT Contract.    Our contract with the Mexican government to provide a turnkey security screening solution at various locations throughout the country is scheduld to expire in January 2018. Revenue attributable to this contract comprised approximately 12% of our total revenue for the fiscal year ended June 30, 2017. The termination, non-renewal or reduction in scope of this contract, or the renewal of this contract with reduced scope or on other modified terms, even if for reasons unrelated to the quality of our products or services, could have a material adverse effect on our business, financial condition and results of operations, including, but not limited to, impairment of capital assets purchased or manufactured specifically for this contract.

Critical Accounting Policies and Estimates

        The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. As a result, actual results may differ from such estimates. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors. The following summarizes our critical accounting policies and significant estimates used in preparing our consolidated financial statements:

        Revenue Recognition. Product Sales.    We recognize revenue from sales of products upon shipment when title and risk of loss passes, and when terms are fixed and collection is probable. In instances where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until we have achieved the acceptance criteria, unless customer acceptance terms are perfunctory or inconsequential.

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

        Multiple-Deliverable Arrangements.    We enter into certain agreements with customers for the all-inclusive sale of capital equipment that contain multiple elements that may include civil works to prepare a site for the installation of equipment, the manufacture and delivery of equipment, the installation and integration of equipment, the training of customer personnel to operate the equipment and the after-market service of the equipment. The timing for each of these deliverables can range from a short amount of time and be completed entirely within a single reporting period to over several reporting periods depending upon the after-market service period. The general timing of revenue recognition for each deliverable may be dependent upon several milestones, including physical delivery of equipment, completion of factory acceptance test, completion of site acceptance test, installation and connectivity of equipment, certification of training of personnel and, in the case of after-market service deliverables, the passage of time as service revenue within a multiple-deliverable arrangement typically is recognized evenly over the post-warranty period of the service deliverable.

        Multiple-deliverable arrangements require that the arrangement consideration be allocated to each deliverable based on its relative selling price and recognized as revenue when the revenue recognition criteria for each deliverable has been met. The arrangement is separated into more than one unit of accounting if both of the following criteria are met: (i) the delivered item has value to the customer on a stand-alone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within our control. If these criteria are not met, the arrangement is accounted for as one unit of accounting and the recognition of revenue is deferred until delivery is complete or is recognized ratably over the contract period as appropriate. If these criteria are met, consideration is allocated at inception of the arrangement to all deliverables on the basis of the relative selling price. We have generally met these criteria as all of the deliverables in our multiple-deliverable arrangements have stand-alone value in that either the customer can resell that item or another vendor sells that item separately. We typically do not offer a general right of return in regards to our multiple-deliverable arrangements.

        The selling price of each deliverable is determined by establishing vendor-specific objective evidence ("VSOE"), third party evidence ("TPE") or best estimate of selling price ("BESP") for each delivered item. Generally, either VSOE or TPE is determinable; however, in the few instances where neither VSOE nor TPE is determinable, we utilize our BESP in order to allocate consideration to those deliverables. BESP for our product deliverables is determined by utilizing a weighted average price approach. BESP for our service deliverables is determined primarily by utilizing a cost plus margin approach, and in some instances uses an average price per hour.

        We often provide a guarantee to support our performance under multiple-deliverable arrangements; and in the event that customers are permitted to terminate such arrangements, the underlying contract typically requires payment for deliverables and reimbursement of costs incurred through the date of termination.

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

        Concurrent with the revenue recognition, we accrue reserves for estimated product return and warranty costs. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognition. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product under warranty.

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

        Business Combinations.    We allocate the fair value of purchase consideration to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, and trade names, useful lives and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

        We assess qualitative factors of each of our reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such assessments indicated that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill. Thus, we have determined that it is not necessary to proceed with the two-step goodwill impairment test. There was no goodwill impairment for each of the three fiscal years ended June 30, 2017. We evaluate long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment does exist, we measure the impairment loss and record it based on the discounted estimate of future cash flows. In estimating future cash flows, we group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other asset groups. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors.

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

        The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite vesting period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our Common Stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise. We estimate the fair value of restricted stock and restricted stock unit awards on the date of the grant using the market price of our Common Stock on that date. In addition, we are required to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, stock-based compensation expense could differ significantly from the amounts we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as necessary. We recognize the cumulative effect of changes in the estimated forfeiture rate as compensation cost in earnings in the period of the revision. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially in the future. Certain shares of restricted stock and restricted stock units vest based upon the achievement of pre-established performance criteria. We estimate the fair value of performance-based awards at the date of grant based upon the probability that the specified performance criteria will be met, adjusted for estimated forfeitures. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based awards if necessary. We amortize the fair values of performance-based awards over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. See note 8 to the consolidated financial statements for a further discussion of stock-based compensation.

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

	2015	% of Net Sales	2016	% of Net Sales	2017	% of Net Sales	2015-2016 % Change	2016-2017 % Change
	(Dollars in millions)
Security	$481.1	50%	$411.2	50%	$555.2	58%	(15)%	35%
Healthcare	255.7	27%	211.5	25%	200.1	21%	(17)%	(5)%
Optoelectronics / Manufacturing	221.4	23%	207.0	25%	205.7	21%	(7)%	(1)%

Total Net Revenues	$958.2		$829.7		$961.0		(13)%	16%

        Fiscal 2017 Compared with Fiscal 2016.    Revenues for the Security division increased primarily as a result of increased sales of cargo and vehicle inspection systems, including related service, primarily driven by $94.0 million of revenue related to AS&E®, which was acquired in September 2016, a significant increase in sales of our RTT® hold baggage product to international customers; and increased revenue from turnkey scanning operations as a result of a full year of operations in our Albanian program, which commenced in the second quarter of fiscal 2016, and our expanded operations within our Mexican program, which added several sites in the fourth quarter of the current year.

        The decrease in revenues in our Healthcare division was largely driven by the sale of a non-core European-based cardiology business in the third quarter of the current fiscal year, which accounted for $8.0 of the change in net revenues. Revenues from all other products and services decreased by less than 2%, in fiscal 2017, as strength in second half fiscal 2017 revenues could not overcome the declines experienced in the first half of the fiscal year.

        Revenues for the Optoelectronics and Manufacturing division decreased in fiscal 2017 primarily as a result of a $13.3 million decrease in organic sales in our contract manufacturing business due to a reduction in unit volume purchases from our OEM customers. This decrease was partially offset by $10.1 million of incremental revenues from two small contract manufacturing businesses that were acquired during the third quarter of fiscal 2016 and a $1.9 million increase within our commercial optoelectronics business.

        Fiscal 2016 Compared with Fiscal 2015.    Revenues for the Security division decreased primarily as a result of a $66.4 million reduction in revenues associated with a Foreign Military Sale contract with the U.S. Department of Defense ("FMS Contract") as compared to the prior year. The delivery of equipment under the FMS Contract was completed in fiscal 2015. This decrease was partially offset by revenues from the commencement of our turnkey scanning operation in Albania during the year.

        Revenues for the Healthcare division decreased across the majority of our product lines and regions. We believe this contraction was due, in part, to a hospital spending environment adversely impacted by challenging economic environments in many of our markets and problems encountered with new product launches.

        Revenues for the Optoelectronics and Manufacturing division decreased in fiscal 2016 primarily as a result of a $26.8 million decrease in organic sales in our contract manufacturing business due to a reduction in unit volume purchases from our OEM customers, including an $11.5 million year-over-year reduction in sales to a single large customer to which we still sell. This decrease was partially offset by $8.8 million of revenues from two small contract manufacturing businesses that were acquired during the third quarter of fiscal 2016.

Gross Profit

	2015	% of Net Sales	2016	% of Net Sales	2017	% of Net Sales
	(Dollars in millions)
Gross profit	$325.4	34.0%	$276.9	33.4%	$323.5	33.7%

        Fiscal 2017 Compared with Fiscal 2016.    Gross profit increased 17% primarily as a result of the 16% increase in sales. The overall gross margin was up slightly from fiscal 2016 due to customer mix, economies of scale, operational efficiencies and the strengthening U.S. dollar.

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

Operating Expenses

	2015	% of Net Sales	2016	% of Net Sales	2017	% of Net Sales	2015-2016 % Change	2016-2017 % Change
	(Dollars in millions)
Selling, general and administrative	$171.8	17.9%	$166.7	20.1%	$192.6	20.0%	(3)%	16%
Research and development	51.6	5.4%	49.8	6.0%	50.9	5.3%	(3)%	2%
Impairment, restructuring and other charges	9.8	1.0%	22.0	2.6%	46.7	4.9%	124%	112%

Total operating expenses	$233.2	24.3%	$238.5	28.7%	$290.2	30.2%	2%	22%

Selling, General and Administrative

        SG&A expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses.

        Fiscal 2017 Compared with Fiscal 2016.    The increase in SG&A expense was primarily driven by the Security division to support the higher sales level in the division and the inclusion of such costs for AS&E®, which was acquired in September 2016.

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

        Fiscal 2017 Compared with Fiscal 2016.    R&D spending increased in fiscal 2017 as a result of the acquisition of AS&E® by our Security division and a small increase within our Optoelectronics and Manufacturing division. These increases in spending were partially offset by decreased spending by our organic operations within our Security division and our Healthcare division.

        Fiscal 2016 Compared with Fiscal 2015.    R&D spending in fiscal 2016 was generally consistent with the prior year.

Impairment, Restructuring and Other Charges

        For the past several years we have endeavored to align our global capacity and infrastructure with demand by our customers and fully integrate acquisitions, thereby improving our operational efficiency. These activities included reducing excess workforce and capacity, consolidating and relocating certain manufacturing facilities and reviewing the value of certain technologies and product lines. The overall objectives of the restructuring activities were to lower costs and better utilize our existing manufacturing capacity. During fiscal 2015 through 2017, we continued these efforts to further increase operating efficiencies. Our efforts have helped enhance our ability to improve operating margins, retain and expand existing relationships with customers and attract new business. We may utilize similar measures in the future to realign our operations to further increase our operating efficiencies. The effect of these efforts may materially affect our future operating results.

        Fiscal 2017 Compared with Fiscal 2016.    During fiscal 2017, we incurred $46.7 million of impairment, restructuring and other charges, which included: (i) a $17.5 million impairment charge for idle assets related to our turnkey screening program in Mexico that we believe are permanently impaired; (ii) $9.4 million of impairment charges for two product lines in our Security division that were abandoned, one, of which, was determined to be redundant with a similar product acquired as part of our acquisition of AS&E®; (iii) $8.0 million of employee termination costs related to the integration of AS&E®; (iv) $0.8 million related to a facility consolidated in our Security division; (v) $5.6 million of transaction costs related to the Security division's acquisitions of AS&E® and the explosive trace detection business that was completed subsequent to the end of the fiscal year; (vi) $2.0 million of employee termination costs and other costs related to a facility consolidation in our Healthcare division; and (vii) $0.7 million of employee termination and other costs related to a facility consolidation in our Optoelectronics and Manufacturing division.

        Fiscal 2016 Compared with Fiscal 2015.    During fiscal 2016, we incurred $22.0 million of impairment, restructuring and other charges primarily as follows: (i) $5.2 million related to facility consolidations and severance; (ii) the $6.8 million impairment of certain fixed assets and technology we believe are no longer usable or saleable; (iii) $3.7 million of costs related to acquisitions; (iv) the write off of a $2.8 million minority investment that we believe is permanently impaired; (v) $2.9 million related to legal settlements and related legal costs; and (vi) $0.6 million of other costs. During fiscal 2015, we incurred $9.8 million of impairment, restructuring and other charges as follows: (i) $5.4 million related to facility consolidations and severance charges incurred among all three of our operating divisions; (ii) $3.8 million of costs incurred within our Security division related to contract issues with the U. S. federal government; and (iii) $0.7 million of professional fees associated with litigation, which were recorded in our Corporate segment.

Interest and Other

	2015	2016	2017
	(Dollars in millions)
Interest expense, net	$3.2	$2.9	$9.6
Other (income) expense, net	0.1	0.0	(2.1)

Interest and other expense, net	$3.3	$2.9	$7.5

        Fiscal 2017 Compared with Fiscal 2016.    In fiscal 2017, interest expense was $9.6 million as compared to $2.9 million in the comparable prior-year period. This increase was driven by higher levels of borrowing under our revolving credit facility primarily driven by the acquisition of AS&E® in September 2016 and the Notes issued in February 2017. Interest expense in fiscal 2017 includes $2.5 million of non-cash interest expense related to the Notes (see note 7 to the consolidated financial statements for further discussion). In fiscal 2017, other income of $2.1 million primarily represents the gain from the sale of a business within our Healthcare division.

        Fiscal 2016 Compared with Fiscal 2015.    In fiscal 2016, our interest and other expense, net was $2.9 million, compared to $3.3 million in fiscal 2015. Interest expense associated with higher levels of borrowing under our revolving credit facility in fiscal year 2016 was offset by a significant reduction in outstanding letters of credit under the credit facility.

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

        Fiscal 2017 Compared with Fiscal 2016.    In fiscal 2017, our income tax expense was $4.7 million, compared to $9.3 million for fiscal 2016, resulting in an effective tax rate of 18.2% in fiscal 2017 as compared to a tax rate of 26.3% in fiscal 2016. Excluding the impact of adopting ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, our income tax expense in fiscal 2017 would have been $7.1 million for an effective tax rate of 27.6%.

        Fiscal 2016 Compared with Fiscal 2015.    In fiscal 2016, our income tax expense was $9.3 million, compared to $23.7 million for fiscal 2015, resulting in an effective tax rate of 26.3% in fiscal 2016 as compared to a tax rate of 26.7% in fiscal 2015.

Liquidity and Capital Resources

        Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility. Cash and cash equivalents totaled $169.7 million at June 30, 2017, an increase of $65.3 million, or 63%, from $104.4 million at June 30, 2016. During fiscal 2017, we generated $62.8 million of cash flow from operations. In February 2017, we issued $287.5 million of Notes. (See note 7 in the consolidated financial statements for further discussion.) These proceeds, in addition to borrowings from our credit facility, were used for the following: $17.1 million invested in capital expenditures, $191.2 million for the acquisition of businesses and other assets and $58.5 million for the repurchase of our Common Stock, including net share settlement of equity awards. If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and foreseeable future. In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit, as accounting earnings in the U.S. are not necessarily indicative of cash flows since earnings are generally reduced by non-cash expenses including depreciation, amortization, and stock-based compensation.

        We have a five-year revolving credit facility that allows us to borrow up to $525 million at London Interbank Offered Rate ("LIBOR") plus 1.25% depending upon our leverage ratio. As of June 30, 2017, there was $103 million outstanding under the revolving credit facility and letters-of-credit outstanding totaled $18.3 million.

        Cash Provided by Operating Activities.    Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During fiscal 2017, we generated cash from operations of $62.8 million compared to $59.2 million in the prior-year period driven by the growth in the business.

        Cash Used in Investing Activities.    Net cash used in investing activities was $200.7 million during fiscal 2017 as compared to $43.5 million used during the prior year. This change was primarily related to the acquisition of AS&E®. During fiscal 2017, we used cash of $191.2 million for the acquisitions of businesses as compared to $19.9 million in the comparable prior-year period. Capital expenditures were relatively consistent in each year. These uses of cash were partially offset by net proceeds of $12.8 million from the sale of a business.

        Cash Provided by Financing Activities.    Net cash provided by financing activities was $203.6 million during fiscal 2017, compared to $41.8 million during the prior year. The changes in cash flows from financing activities primarily relate to (i) borrowings and payments under debt obligations; (ii) the issuance of and/or repurchase of Common Stock and (iii) employee stock plan activities. During fiscal 2017, we received net proceeds of $279.8 million from the issuance of the Notes and repaid $22.0 million on our revolving credit facility, as compared to $125.0 million borrowed on our revolving credit facility in the prior year. The net proceeds from borrowings in the current year were primarily used to finance the acquisition of AS&E® and the repurchase of $58.5 million of our Common Stock, including net share settlement of equity awards during fiscal 2017. During the prior-year period, we primarily utilized net proceeds from borrowings of $122.8 million for the following: $19.9 million to finance the acquisition of two small businesses; and $87.1 million to repurchase Common Stock, including net share settlement of equity awards.

Borrowings

        Outstanding lines of credit and current and long-term debt totaled $347.1 million at June 30, 2017, an increase of $213.3 million from $133.8 million at June 30, 2016. As of June 30, 2017, we are in compliance with all covenants under our various borrowing agreements. See note 7 to the consolidated financial statements for further discussion.

        The following is a summary of our contractual obligations and commitments at June 30, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Total debt	$347,146	$105,396	$2,839	$86	$238,825
Operating leases	30,209	8,759	11,679	7,762	2,009
Purchase obligations	42,895	42,847	33	—	15
Acquisition-related obligations	95,705	84,303	9,152	2,250	—
Defined benefit plan obligation	10,462	145	1,805	2,340	6,172

Total contractual obligations	$526,417	$241,450	$25,508	$12,438	$247,021

Other Commercial Commitments—letters of credit	$64,342	$46,602	$10,209	$161	$7,370

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

Cash Held by Foreign Subsidiaries

        Our cash, cash equivalents, and investments totaled $169.7 million at June 30, 2017. Of this amount, approximately 99% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Mexico, Malaysia and the United Kingdom, and to a lesser extent in India, Singapore, Germany and China among others. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event that funds from foreign operations are needed to fund operations in the United States and if U.S. taxes have not been previously provided on the related earnings, we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Stock Repurchase Program

        In April 2016, our Board of Directors authorized a stock repurchase program totaling 1.0 million shares. This was in addition to the previously-approved program to repurchase up to 4.5 million shares. During fiscal 2017, we repurchased 642,277 shares under these programs. As of June 30, 2017, 872,481 shares were available for additional repurchase under the current program. Upon repurchase, the shares are restored to the status of authorized but unissued shares and we record them as a reduction in the number of shares of Common Stock issued and outstanding in our consolidated financial statements.

Off Balance Sheet Arrangements

        As of June 30, 2017, we had no significant off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K, other than those previously disclosed.

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

Foreign Currency

        Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. We conduct business in more than 20 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain (loss) of approximately $2.1 million, $(0.8) million and $2.0 million for the fiscal years ended June 30, 2015, 2016 and 2017, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $11.0 million in fiscal 2017. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $11.0 million in fiscal 2017.

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

Use of Derivatives

        Our use of derivatives consists primarily of an interest swap agreement. As discussed in note 1 to the consolidated financial statements, we had an interest rate swap of $3.7 million outstanding as of June 30, 2017.

Interest Rate Risk

        The principal maturity and estimated value of our long-term debt exposure as of June 30, 2017 were as follows (in thousands):

	Maturity
	2018	2019	2020	2021	2022	2023 and thereafter	Total	Fair Value
Convertible senior notes	$—	$—	$—	$—	$287,500	$—	$287,500	$287,500
Cash interest rate on convertible notes	1.25%	1.25%	1.25%	1.25%	1.25%	N/A	1.25%	1.25%
Secured loans and capital lease obligations	$2,397	$2,074	$764	$82	$4	$—	$5,321	$5,321
Average interest rate of secured loans and capital lease obligations	2.4%	2.4%	2.5%	3.0%	3.3%	—%	2.4%	2.4%

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of June 30, 2017, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). As discussed below, our management identified a material weakness in our internal control over financial reporting. Based upon management's review and evaluation, as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Notwithstanding this material weakness, management has concluded that our consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act) for the Company. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. During that evaluation, we identified a material weakness of internal controls over non-routine transactions, including business combinations. While management believes that this deficiency did not result in any material concerns related to the accuracy and timeliness of our underlying substantive work performed and analysis prepared, we determined that the precision of the design and the operation of management review controls over non-routine transactions were not sufficiently documented or evidenced. Therefore, management concluded that our internal control over financial reporting was not effective as of June 30, 2017.

        Moss Adams LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of OSI Systems, Inc. and on the effectiveness of our internal control over financial reporting. The report of Moss Adams LLP is contained in this annual report.

Remediation Efforts to Address Material Weakness

        We are in the process of designing and implementing certain remediation measures to address the material weakness and enhance our internal control over financial reporting. We plan to take the following actions to improve the design and operating effectiveness of our internal control over financial reporting:

  •
  review the internal control environment to ensure personnel are trained and knowledgeable about the design, operation and evidence of internal controls;

  •
  enhance the design of existing control activities to further identify our level of precision related to management review controls; and

  •
  implement additional control activities to ensure that controls are adequate and operate at an appropriate level of precision.

Changes in Internal Control over Financial Reporting

        Internal controls within the operations of AS&E have been included within the scope of management's assessment of the effectiveness of internal control over financial reporting as of June 30, 2017, as it was acquired in a purchase business combination on September 9, 2016. Management's assessment was completed during the fourth quarter of fiscal 2017. There were no other changes in our internal control over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to June 30, 2017, we implemented certain of the changes identified above in an effort to remediate the identified material weakness.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2017.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2017.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2017.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2017.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2017.

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

        (b)    Exhibits.    The exhibits listed on the accompanying Exhibit Index immediately preceding the signature page are filed as part of, or are incorporated by reference into, this report.

        (c)    Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

OSI SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
OSI Systems, Inc.

        We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and Subsidiaries (the "Company") as of June 30, 2016 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2017. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule of valuation and qualifying accounts for each of the years in the three-year period ended June 30, 2017. We also have audited the Company's internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company's design and operation of management review controls over non-routine transactions, including business combinations, has been identified and included in management's assessment in Item 9A. This material weakness was considered in determining the nature, timing, and extent of the audit tests applied in our audit of the Company's consolidated financial statements, as of and for the year ended June 30, 2017, and our opinion on such consolidated financial statements was not affected.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSI Systems, Inc. and Subsidiaries as of June 30, 2016 and 2017, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for each of the years in the three-year period ended June 30, 2017, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives on the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Accounting Standards Update 2016-09, Improvements to Employee Share-based Payment Accounting, which resulted in a $3.8 million cumulative-effect adjustment to retained earnings related to previously unrecognized excess tax benefits.

/s/ Moss Adams LLP

Los Angeles, California
September 6, 2017

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts)

	June 30,
	2016	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,370	$169,650
Accounts receivable, net	141,716	206,526
Inventories	273,288	248,510
Prepaid expenses and other current assets	35,944	28,314

Total current assets	555,318	653,000
Property and equipment, net	183,114	141,539
Goodwill	122,819	242,129
Intangible assets, net	56,283	118,450
Deferred income taxes	43,475	34,897
Other assets	30,714	40,072

Total assets	$991,723	$1,230,087

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$125,000	$103,000
Current portion of long-term debt	2,759	2,396
Accounts payable	69,490	76,121
Accrued payroll and related expenses	29,203	34,621
Advances from customers	55,408	37,934
Other accrued expenses and current liabilities	85,975	92,062

Total current liabilities	367,835	346,134
Long-term debt	6,054	241,750
Deferred income taxes	29,160	20,681
Other long-term liabilities	47,828	52,309

Total liabilities	450,877	660,874

Commitments and contingencies (note 10)
Stockholders' Equity:
Preferred stock, $0.001 par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value—authorized, 100,000,000 shares; issued and outstanding, 18,912,157 and 18,689,568 shares at June 30, 2016 and 2017, respectively	219,114	222,529
Retained earnings	338,988	363,872
Accumulated other comprehensive loss	(17,256)	(17,188)

Total stockholders' equity	540,846	569,213

Total liabilities and stockholders' equity	$991,723	$1,230,087

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended June 30,
	2015	2016	2017
Net revenues:
Products	$707,700	$579,345	$655,840
Services	250,502	250,315	305,111

Total net revenues	958,202	829,660	960,951
Cost of goods sold:
Products	482,401	407,880	466,293
Services	150,448	144,921	171,157

Total cost of goods sold	632,849	552,801	637,450

Gross profit	325,353	276,859	323,501

Operating expenses:
Selling, general and administrative	171,756	166,655	192,560
Research and development	51,639	49,816	50,951
Impairment, restructuring and other charges	9,850	22,014	46,698

Total operating expenses	233,245	238,485	290,209

Income from operations	92,108	38,374	33,292
Interest and other expense, net	(3,255)	(2,879)	(7,541)

Income before income taxes	88,853	35,495	25,751
Provision for income taxes	23,702	9,338	4,675

Net income	$65,151	$26,157	$21,076

Earnings per share:
Basic	$3.29	$1.35	$1.12

Diluted	$3.17	$1.30	$1.07

Shares used in per share calculation:
Basic	19,799	19,427	18,894

Diluted	20,526	20,076	19,689

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended June 30,
	2015	2016	2017
Net income	$65,151	$26,157	$21,076
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,436)	(6,850)	(433)
Other	73	(142)	501

Other comprehensive income (loss)	$(7,363)	$(6,992)	$68

Comprehensive income	$57,788	$19,165	$21,144

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common
				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance—June 30, 2014	19,942,923	$287,434	$247,680	$(2,901)	$532,213
Exercise of stock options	38,907	1,603	—	—	1,603
Vesting of restricted shares	262,221	—	—	—	—
Net tax benefit of stock options exercised/forfeited	—	3,617	—	—	3,617
Shares issued under employee stock purchase program	37,334	1,995	—	—	1,995
Stock compensation expense	—	22,501	—	—	22,501
Repurchase of common stock	(454,635)	(30,744)	—	—	(30,744)
Taxes paid related to net share settlement of equity awards	(110,243)	(7,194)	—	—	(7,194)
Net income	—	—	65,151	—	65,151
Other comprehensive loss	—	—	—	(7,363)	(7,363)

Balance—June 30, 2015	19,716,507	$279,212	$312,831	$(10,264)	$581,779

Exercise of stock options	107,059	3,004	—	—	3,004
Vesting of restricted shares	417,896	—	—	—	—
Net tax benefit of stock options exercised/forfeited	—	89	—	—	89
Shares issued under employee stock purchase program	58,709	3,133	—	—	3,133
Stock compensation expense	—	20,759	—	—	20,759
Repurchase of common stock	(1,201,402)	(73,368)	—	—	(73,368)
Taxes paid related to net share settlement of equity awards	(186,612)	(13,715)	—	—	(13,715)
Net income	—	—	26,157	—	26,157
Other comprehensive loss	—	—	—	(6,992)	(6,992)

Balance—June 30, 2016	18,912,157	$219,114	$338,988	$(17,256)	$540,846

Exercise of stock options	168,564	4,498	—	—	4,498
Vesting of restricted shares	338,100	—	—	—	—
Shares issued under employee stock purchase program	63,864	3,159	—	—	3,159
Stock compensation expense	—	26,132	—	—	26,132
RSU obligation under business combination	—	1,400	—	—	1,400
Repurchase of common stock	(642,277)	(48,453)	—	—	(48,453)
Taxes paid related to net share settlement of equity awards	(150,840)	(10,084)	—	—	(10,084)
Equity component of convertible debt	—	26,763	—	—	26,763
Accounting change for stock based compensation	—	—	3,808	—	3,808
Net income	—	—	21,076	—	21,076
Other comprehensive income	—	—	—	68	68

Balance—June 30, 2017	18,689,568	$222,529	$363,872	$(17,188)	$569,213

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended June 30,
	2015	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65,151	$26,157	$21,076
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	58,976	57,922	68,235
Stock based compensation expense	22,501	20,759	26,132
Provision for losses on accounts receivable	340	2,079	2,086
Amortization of debt discount and issuance costs	—	—	2,844
Deferred income taxes	(5,956)	(13,224)	(24,222)
Impairment charges	—	9,674	27,047
Gain on disposition of business	—	—	(2,110)
Other	3,893	434	(1,346)
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	7,358	36,881	(44,462)
Inventories	249	(37,696)	30,808
Prepaid expenses and other assets	(8,135)	(1,701)	5,609
Accounts payable	(15,117)	6,831	2,657
Advances from customers	(22,051)	(10,955)	(33,552)
Deferred revenue	(12,128)	(16,538)	(18,736)
Other accrued expenses and current liabilities	10,022	(21,405)	713

Net cash provided by operating activities	105,103	59,218	62,779

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(15,286)	(17,688)	(17,096)
Acquisition of businesses, net of cash acquired	(13,919)	(19,921)	(191,238)
Net proceeds from sale of business	—	—	12,793
Acquisition of intangible and other assets	(6,228)	(5,870)	(5,147)

Net cash used in investing activities	(35,433)	(43,479)	(200,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on bank lines of credit	(24,000)	125,000	(22,000)
Proceeds from long-term debt	1,561	691	280,541
Payments on long-term debt	(3,247)	(2,917)	(4,077)
Proceeds from exercise of stock options and employee stock purchase plan	3,598	6,137	7,657
Repurchase of common shares	(30,744)	(73,368)	(48,453)
Taxes paid related to net share settlement of equity awards	(7,194)	(13,715)	(10,084)

Net cash provided by (used in) financing activities	(60,026)	41,828	203,584

Effect of exchange rate changes on cash	(882)	(790)	(395)

Net increase in cash and cash equivalents	8,762	56,777	65,280
Cash and cash equivalents—beginning of year	38,831	47,593	104,370

Cash and cash equivalents—end of year	$47,593	$104,370	$169,650

Supplemental disclosure of cash flow information:
Interest	$2,802	$2,378	$5,185
Income taxes	$31,266	$26,671	$25,066

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED JUNE 30, 2017

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business—OSI Systems, Inc., together with our subsidiaries, is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products in diversified markets, including homeland security, healthcare, defense and aerospace.

        We have three reporting segments: (i) Security, providing security inspection systems, turnkey security screening solutions and related services; (ii) Healthcare, providing patient monitoring, diagnostic cardiology, and anesthesia systems, and related services and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare divisions as well as to external OEM customers and end users for applications in the defense, aerospace, medical and industrial markets, among others.

        Through our Security segment, we provide security screening products and related services globally. These products fall into the following categories: baggage and parcel inspection; cargo and vehicle inspection; hold (checked) baggage screening; people screening; radiation detection; and explosive and narcotics trace detection. In addition to these products, we also provide site design, installation, training and technical support services to our customers. We also provide turnkey security screening solutions, which can include the construction, staffing and long-term operation of security screening checkpoints for our customers.

        Through our Healthcare segment, we design, manufacture, market and service patient monitoring, diagnostic cardiology, and anesthesia delivery and ventilation systems, and related supplies and accessories worldwide. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians' offices, medical clinics and ambulatory surgery centers amongst others.

        Through our Optoelectronics and Manufacturing segment, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostic products, telecommunications, computer peripherals, industrial automation systems, automotive diagnostic systems, and consumer products. This division provides products and services to OEM customers and end users as well as to our Security and Healthcare divisions.

        Consolidation—The consolidated financial statements include the accounts of OSI Systems, Inc. and our wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures over which we have significant influence but do not have voting control are accounted for using the equity method. Investments over which we do not have significant influence are accounted for using the cost method.

        Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for our company relate to contract revenue, profit and loss recognition, fair values of assets acquired and assumed in business combinations, market values for inventories reported at lower of cost or market, stock-based employee compensation expense, income taxes, accrued product warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially.

        Accounting changes—In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for income taxes, among other changes, related to stock-based compensation. We adopted this ASU effective April 1, 2017. Upon adoption of this ASU, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. An income tax benefit of approximately $2.4 million and $3.8 million cumulative-effect adjustment to retained earnings was recognized in fiscal 2017 as a result of the adoption of ASU 2016-09.

        Cash Equivalents—We consider all highly liquid investments purchased with maturities of approximately three months or less as of the acquisition date to be cash equivalents.

        Accounts Receivable—We monitor collections and payments from our customers and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We also assess current economic trends that might impact the level of credit losses in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

        Components of accounts receivable consisted of (in thousands):

	June 30,
	2016	2017
Accounts receivables	$148,767	$216,089
Less allowance for doubtful accounts	(7,051)	(9,563)

Total	$141,716	$206,526

        Inventories—Inventories are generally stated at the lower of cost (first-in, first-out) or market. We write down inventory for slow-moving and obsolete inventory based on assessments of future demands, market conditions and customers who may be experiencing financial difficulties. If these factors are less favorable than those projected, additional inventory write-downs may be required.

        Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged while assets are used in service and are computed using the straight-line method over the estimated useful lives of the assets taking into consideration any estimated salvage value. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the useful life of the asset or the lease term. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense. In the event that property and equipment are idle, as a result of excess capacity or the early termination, non-renewal or reduction in scope of a turnkey screening operation, such assets are assessed for impairment on a periodic basis or if any indicators of impairment exist. As more fully described in note 6, during the fourth quarter of fiscal 2017, we determined that certain fixed assets related to our turnkey security screening program in Mexico that are not in use were permanently impaired.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

        Goodwill and Other Intangible Assets and Valuation of Long-Lived Assets—Goodwill represents the excess purchase price over the fair value of the net assets acquired in business combinations. Goodwill is allocated to our segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is annually tested for impairment during our second quarter and more often if there is an indicator of impairment. We assess qualitative factors of each our three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessments conducted as of December 31, 2016 indicated that it is not more likely than not that the fair values of two of our three reporting units are less than their carrying amounts, including goodwill. Thus, we have determined that it is not necessary to proceed with the two-step goodwill impairment test and that there is no goodwill impairment for these two reporting units.

        For the third reporting unit, the results of our assessment of qualitative factors were not conclusive, thus, we proceeded with the two-step goodwill impairment test. First, we determined if the carrying amount of this reporting unit exceeds its fair value. The fair value of the reporting unit was calculated using the income approach. Under the income approach, the fair value of the reporting unit was calculated by estimating the present value of associated future cash flows. Upon completion of step one of this test, the analysis indicated that the estimated fair value of the third reporting unit substantially exceeded the carry amounts, plus goodwill, of the reporting unit. We applied a hypothetical 10 percent decrease to the fair value of the reporting unit, which at December 31, 2016, would not have triggered additional impairment testing and analysis. There was no goodwill impairment for this reporting unit.

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

        Income Taxes—Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of our assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Income tax accounting standards prescribe a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. See note 9 for additional information.

        Fair Value of Financial Instruments—Our financial instruments consist primarily of cash, marketable securities, derivative instruments, accounts receivable, accounts payable and debt instruments. The carrying values of financial instruments, other than long-term debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates available to us.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. "Level 1" category includes assets and liabilities at the quoted prices in active markets for identical assets and liabilities. "Level 2" category includes assets and liabilities from observable inputs other than quoted market prices. "Level 3" category includes assets and liabilities whose valuation techniques are unobservable and significant to the fair value measurement. There were no assets where "Level 3" valuation techniques were used. As further discussed in note 10 to the condensed consolidated financial statements, our contingent payment obligations related to acquisitions are valued using "Level 3" valuation techniques. Such obligations are measured at fair value on a recurring basis. The fair values of our financial assets and liabilities as of June 30, 2016 and 2017 are categorized as follows (in thousands):

	June 30, 2016				June 30, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$354	$—	$—	$354	$254	$—	—	$254
Insurance company contracts	—	21,353	—	21,353	—	26,940	—	26,940
Interest rate contract	—	(31)	—	(31)	—	20	—	20

Total assets	$354	$21,322	$—	$21,676	$254	$26,960	$—	$27,214

Liabilities—Contingent payment obligations	$—	$—	$17,117	$17,117	$—	$—	$11,840	$11,840

        Derivative Instruments and Hedging Activity—Our use of derivatives consists of an interest rate swap agreement. The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to variable, LIBOR-based debt for the duration of the term loan. The interest rate swap matures in October 2019. The interest rate swap is considered an effective cash flow hedge, and, as a result, the net gains or losses on such instrument were reported as a component of Other comprehensive income in the consolidated financial statements and are reclassified as net income when the hedge transaction settles.

        Revenue Recognition—Product Sales. We recognize revenue from sales of products upon shipment when title and risk of loss passes, and when terms are fixed and collection is probable. In instances where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until we have achieved the acceptance criteria, unless customer acceptance terms are perfunctory or inconsequential.

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

        Multiple-Deliverable Arrangements.    We enter into certain agreements with customers for the all-inclusive sale of capital equipment that contain multiple elements that may include civil works to prepare a site for the installation of equipment, the manufacture and delivery of equipment, the installation and integration of equipment, the training of customer personnel to operate the equipment and the after-market service of the equipment. The timing for each of these deliverables can range from a short amount of time and be completed entirely within a single reporting period to over several reporting periods depending upon the after-market service period. The general timing of revenue recognition for each deliverable may be dependent upon several milestones, including

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

physical delivery of equipment, completion of factory acceptance test, completion of site acceptance test, installation and connectivity of equipment, certification of training of personnel and, in the case of after-market service deliverables, the passage of time as service revenue within a multiple-deliverable arrangement typically is recognized evenly over the post-warranty period of the service deliverable.

        Multiple-deliverable arrangements require that the arrangement consideration be allocated to each deliverable based on its relative selling price and recognized as revenue when the revenue recognition criteria for each deliverable has been met. The arrangement is separated into more than one unit of accounting if both of the following criteria are met: (i) the delivered item has value to the customer on a stand-alone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within our control. If these criteria are not met, the arrangement is accounted for as one unit of accounting and the recognition of revenue is deferred until delivery is complete or is recognized ratably over the contract period as appropriate. If these criteria are met, consideration is allocated at inception of the arrangement to all deliverables on the basis of the relative selling price. We have generally met these criteria as all of the deliverables in our multiple-deliverable arrangements have stand-alone value in that either the customer can resell that item or another vendor sells that item separately. We typically do not offer a general right of return in regards to our multiple-deliverable arrangements.

        The selling price of each deliverable is determined by establishing vendor-specific objective evidence ("VSOE"), third party evidence ("TPE") or best estimate of selling price ("BESP") for each delivered item. Generally, either VSOE or TPE is determinable; however, in the few instances where neither VSOE nor TPE is determinable, we utilize our BESP in order to allocate consideration to those deliverables. BESP for our product deliverables is determined by utilizing a weighted average price approach. BESP for our service deliverables is determined primarily by utilizing a cost plus margin approach, and in some instances uses an average price per hour.

        We often provide a guarantee to support our performance under multiple-deliverable arrangements; and in the event that customers are permitted to terminate such arrangements, the underlying contract typically requires payment for deliverables and reimbursement of costs incurred through the date of termination.

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

        Concurrent with the revenue recognition, we accrue reserves for estimated product return and warranty costs. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognition. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product under warranty.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

        Freight—We record shipping and handling fees that we charge to our customers as revenue and related costs as cost of goods sold.

        Research and Development Costs—Research and development costs are those costs related to the development of a new product, process or service, or significant improvement to an existing product, process or service. Such costs are charged to operations as incurred.

        Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period for all stock-based awards granted or modified. Certain restricted awards vest based on the achievement of pre-established performance criteria. The fair value of performance-based awards is estimated at the date of grant based upon the probability that the specified performance criteria will be met, adjusted for estimated forfeitures. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust the estimate of the fair value of the performance-based awards if necessary. We amortize the fair value of performance-based awards over the requisite service period for each separately vesting tranche of the award. See note 8 to the consolidated financial statements.

        Impairment, Restructuring and Other Charges—We account for certain charges related to restructuring activities, litigation, acquisition-related costs and other non-routine charges as Impairment, restructuring and other charges in the consolidated financial statements. See note 6 for additional information about these charges.

        Credit Risk and Concentration—Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. We restrict investments in cash equivalents to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of our company's worldwide customer base. As of June 30, 2016 and 2017, no customer accounted for greater than 10% of accounts receivable. SAT accounted for 12%, 14% and 12% of revenues for the fiscal years ended June 30, 2015, 2016 and 2017, respectively. We perform ongoing credit evaluations of our customers' financial condition and maintain allowances for potential credit losses.

        Our cash and cash equivalents totaled $104.4 and $169.7 million at June 30, 2016 and 2017, respectively. Of these amounts, approximately 96% and 99% was held by our foreign subsidiaries at June 30, 2016 and 2017, respectively.

        We rely primarily on one vendor that provides key components to the Optoelectronics and Manufacturing division. While management believes that relying on key vendors improves the efficiency and reliability of business operations, relying on any one vendor for a significant aspect of business can have a significant negative impact on revenue and profitability if that vendor fails to perform at acceptable service levels for any reason, including financial difficulties of the vendor.

        Foreign Currency Translation and Transactions—We transact business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Transaction gains and losses, which were included in our consolidated

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

statement of operations, amounted to a gain (loss) of approximately $2.1 million, $(0.8) million and $2.0 million for the fiscal years ended June 30, 2015, 2016 and 2017, respectively.

        Business Combinations—Under ASC 805, the acquisition method of accounting requires us to record assets acquired and liabilities assumed from an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase price over the estimated fair value of the net assets acquired should be recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, as additional information becomes available for preliminary estimates, we may record adjustments to the preliminary assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

        Earnings per Share—Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock or units awards under the treasury stock method. During the fiscal year ending June 30, 2015, the number of stock options and stock awards excluded from the calculation because they were antidilutive was de minimis. Stock option and stock awards to purchase 0.1 million shares of Common Stock for the fiscal years ending June 30, 2016 and June 30, 2017, respectively, were excluded for the calculation because to do so would have been antidilutive.

        The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended June 30 (in thousands, except earnings per share data):

	2015	2016	2017
Net income available to common stockholders	$65,151	$26,157	$21,076

Weighted average shares outstanding—basic	19,799	19,427	18,894
Dilutive effect of equity awards	727	649	795

Weighted average shares outstanding—diluted	20,526	20,076	19,689

Basic earnings per share	$3.29	$1.35	$1.12

Diluted earnings per share	$3.17	$1.30	$1.07

        Warranty Provision—We offer our customers warranties on many of the products that we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The warranty provision is included in the Other accrued expenses

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

and current liabilities in the consolidated balance sheets, whose activity for each of the three fiscal years ended June 30, 2017 is summarized in the following table (in thousands)

Warranty provision as of June 30, 2014	$11,923
Warranty claims provision	6,043
Settlements made	(5,228)

Warranty provision as of June 30, 2015	$12,738
Warranty claims provision	12,296
Settlements made	(9,086)

Warranty provision as of June 30, 2016	$15,948
Warranty claims provision	5,793
Settlements made	(6,563)

Warranty provision as of June 30, 2017	$15,178

        Recent Accounting Updates Not Yet Adopted—In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") amending revenue recognition requirements for multiple-deliverable revenue arrangements. This update provides guidance on how revenue is recognized for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for fiscal years beginning after December 15, 2017 and for interim reporting periods within such fiscal years. Earlier adoption is permitted only for fiscal years beginning after December 15, 2016, including interim reporting periods within such fiscal years. In May 2016, FASB issued a narrow scope improvement to this ASU, specifically to clarify two aspects—identifying performance obligations and licensing implementation guidance. We are in the process of selecting a transition method and our preliminary evaluation of the impact of this ASU indicates that it will not have a material impact on the timing of revenue recognition.

        In January 2016, FASB issued an ASU which affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient permitted by the guidance to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted. We have not yet adopted this ASU and are currently evaluating the impact it may have on our financial condition and results of operations.

        In February 2016, the FASB issued an ASU which affects the accounting for leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within that reporting period. Early application is permitted. We have not yet adopted this update and are currently evaluating the impact it may have on our financial condition and results of operations.

        In August 2016, the FASB issued an ASU to address the diverse classifications being applied to cash receipts and payments in the cash flow statement. This ASU addresses eight specific cash flow issues to reduce diversity in practice. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within such fiscal years. We have not yet adopted this ASU and are currently evaluating the impact it may have on our financial condition and results of operations.

        Subsequent Events—On July 7, 2017 we completed the acquisition of the global explosive trace detection business from Smiths Group plc. We financed the total estimated purchase price of $80.5 million with a combination of cash on hand and borrowings under our existing revolving bank line of credit. As of the issuance of these consolidated financial statements, we do not have the information available to provide disclosures required by ASC 805 for this acquisition.

        On July 24, 2017, we entered into a purchase agreement to acquire the facility in Billerica, MA currently leased by our AS&E® subsidiary. The approximate purchase price of $20 million is expected to be financed with a combination of cash on hand, borrowings under our existing revolving bank line of credit and/or other third-party financing. We expect the purchase to be completed during the first quarter of fiscal 2018.

2.    ACQUISITION ACTVITY

        On September 9, 2016, we acquired by merger 100 percent ownership interest of American Science and Engineering, Inc. ("AS&E®"), a leading provider of detection solutions for advanced cargo, parcel and personnel inspection. AS&E®'s operations are included in our Security division. We financed the total estimated purchase price of $266 million with a combination of cash on hand and borrowings under our existing revolving bank line of credit, as well as the issuance of OSI Systems, Inc. RSUs to replace RSUs previously issued by AS&E®. We have estimated that $1.4 million of the fair value of these replacement RSU awards pertain to the precombination service period, and therefore, this amount has been included in the total estimated purchase price. Immediately following the close of the acquisition, we used $69 million of AS&E®'s existing cash on hand to pay down the revolving bank line of credit.

        We are in process of finalizing the valuation of certain assets acquired and liabilities assumed. As the amounts recorded for these assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. The final determination of fair values of certain reserves, other accrued expenses, deferred revenue, intangible assets, goodwill and deferred income taxes will be completed within the measurement period of up to one year from the acquisition date as permitted under GAAP, which expires during the first quarter of fiscal 2018. Any potential adjustments made could be material in relation to these preliminary values.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

        The following is a preliminary estimate of the assets acquired and the liabilities assumed by us in the acquisition, reconciled to total estimated purchase consideration (in thousands):

Cash and cash equivalents	$79,195
Accounts receivable	24,607
Inventories	27,495
Other current assets	7,450
Property and equipment	5,337
Intangible assets	74,800
Other long-term assets	201
Accounts payable	(5,044)
Accrued payroll and related expenses	(4,723)
Deferred revenues—current	(11,281)
Advances from customers	(13,784)
Other accrued expenses and current liabilities	(7,279)
Deferred revenues—long term	(3,225)
Deferred income tax liability	(9,580)
Other long-term liabilities	(14,004)

Net assets acquired	150,165
Goodwill	115,838

Total consideration	$266,003

        The goodwill is largely attributable to expected synergies between us and AS&E® and the assembled workforce of AS&E®.

        Intangible assets are recorded at estimated fair value, as determined by management based on available information, which includes a valuation prepared by an independent third party. The fair value attributed to the intangible assets acquired was based on estimates, assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques. The value attributed to goodwill and intangible assets is not deductible for income tax purposes. The following table summarizes the fair value of acquired identifiable intangible assets as of the acquisition date (amounts in thousands):

	Weighted Average Lives	Gross Carrying Value
Amortizable assets:
Developed technology	10 years	$31,750
Customer relationships/backlog	7 years	27,550

Total amortizable assets		59,300
Non-amortizable assets:
Trademarks and trade names		12,300
In-process research and development ("IPR&D")		3,200

Total intangible assets		$74,800

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

        The condensed consolidated statements of operations include $94.0 million of revenue and $8.7 million of pre-tax income from AS&E® for the period from September 10, 2016 to June 30, 2017.

        The following unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the earliest period presented or the results which may occur in the future. The following unaudited pro forma results of operations assume the AS&E® acquisition had occurred on July 1, 2015 (in thousands):

	2015	2016	2017
Revenues	$1,080,859	$928,679	$978,706
Income before taxes	$86,921	$2,223	$5,856

        Significant pro forma adjustments incorporated into the unaudited pro forma results above include the recognition of additional amortization expense related to acquired intangible assets and additional interest expense related to debt incurred to finance the acquisition. In addition, significant non-recurring adjustments include the elimination and shift to the comparable periods in the prior year of non-recurring acquisition-related expenses and employee termination costs related to the integration of AS&E® into the operations of our Security division. Total eliminations for these items during fiscal year ending 2016 and 2017, were $28.6 million and $13.9 million, respectively, and these have been added to the comparable periods in the prior year.

3.    INVENTORIES

        Inventory consisted of the following (in thousands):

	June 30,
	2016	2017
Raw materials	$133,540	$129,645
Work-in-process	47,460	65,454
Finished goods	92,288	53,411

Total	$273,288	$248,510

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

4.    PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (in thousands):

		June 30,
	Estimated Useful Lives
		2016	2017
Land	N/A	$14,498	$14,212
Buildings, civil works and improvements	5-40 years	170,232	157,123
Leasehold improvements	1-13 years	9,015	9,025
Equipment and tooling	3-10 years	154,309	166,991
Furniture and fixtures	3-13 years	3,314	3,371
Computer equipment	3-5 years	17,902	17,991
Computer software	3-10 years	17,769	17,303
Computer software implementation in process	N/A	—	2,590
Construction in process	N/A	4,978	1,049

Total		392,017	389,655
Less accumulated depreciation and amortization		(208,903)	(248,116)

Property and equipment, net		$183,114	$141,539

        During fiscal 2015, 2016 and 2017, depreciation expense was approximately $55.4 million, $52.2 million and $56.0 million, respectvely.

5.    GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for fiscal 2016 and 2017 are as follows (in thousands):

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Consolidated
Balance as of June 30, 2015	$29,730	$43,182	$25,255	$98,167
Goodwill acquired or adjusted during the period	3,187	—	23,980	27,167
Foreign currency translation adjustment	5	(608)	(1,912)	(2,515)

Balance as of June 30, 2016	$32,922	$42,574	$47,323	$122,819
Goodwill acquired or adjusted during the period	122,022	—	—	122,022
Goodwill reduced as part of a divestiture	—	(2,200)	—	(2,200)
Foreign currency translation adjustment	139	(245)	(406)	(512)

Balance as of June 30, 2017	$155,083	$40,129	$46,917	$242,129

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

        Intangible assets subject to amortization consisted of the following (in thousands):

		June 30, 2016			June 30, 2017
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	9 years	$22,091	$4,120	$17,971	$26,753	$6,291	$20,462
Patents	20 years	8,111	1,760	6,351	8,386	1,676	6,710
Developed technology	10 years	12,901	3,969	8,932	37,446	5,530	31,916
Customer relationships/backlog	7 years	14,223	4,862	9,361	38,289	7,667	30,622

Total amortizable assets		57,326	14,711	42,615	110,874	21,164	89,710
Non-amortizable assets:
Trademarks		13,668	—	13,668	25,540	—	25,540
IPR&D		—	—	—	3,200	—	3,200

Total intangible assets		$70,994	$14,711	$56,283	$139,614	$21,164	$118,450

        Amortization expense for fiscal 2015, 2016 and 2017 was $3.6 million, $5.7 million and $12.3 million, respectively. Future acquisitions could cause these amounts to increase. At June 30, 2017, estimated future amortization expense was as follows (in thousands):

2018	$14,523
2019	14,362
2020	13,635
2021	10,392
2022	8,524
2023 and thereafter, including assets that have not yet begun to be amortized	28,274

Total	$89,710

        Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in thereafter in the table above. During fiscal 2015, 2016 and 2017, we capitalized software development costs in the amount of $3.0 million, $2.7 million and $2.3 million, respectively.

6.    IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

Impairment

        During fiscal 2017, we determined that certain idle assets related to our turnkey screening program in Mexico were permanently impaired. These costs included costs related to civil works for five sites that were relocated during the fourth quarter of fiscal 2017, whereby these civil works were determined to have no value; and civil

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

works and equipment for other sites that were partially completed prior to the customer informing us that these sites would not be needed. The carrying value of these assets when they were impaired was $17.5 million. Also, during the year, two product lines in our Security division were abandoned, one of which was determined to be redundant with a similar product acquired as part of our acquisition of AS&E®. As a result, $9.4 million of assets, including inventory and the intangible assets and fixed assets related to these products lines, were determined to be permanently impaired.

        During fiscal 2016, $9.7 million of impairment charges were incurred as we determined that certain assets would not be used and are permanently impaired, and that it was more likely than not that a minority interest investment will not be recovered.

Restructuring and Other Charges

        We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions, thereby improving operational efficiency. The significant initiatives undertaken by us are further discussed below and a summary of all such activity is included in the succeeding tables.

        Acquisition and integration of AS&E®.    In conjunction with the acquisition of AS&E®, beginning in fiscal 2016 we incurred financing costs and professional fees to complete the acquisition and employee separation costs and other costs related to the integration of AS&E® into our Security division. Such costs totaled approximately $14.7 million through June 30, 2017, including $8.0 million for the elimination of 58 employee positions. During the year ended June 30, 2017, we incurred $12.4 million of costs for these activities. The integration of AS&E®, which included the merger of manufacturing facilities, employee terminations and streamlining of processes, was substantially completed during fiscal 2017.

        Facility consolidation / employee termination.    During fiscal 2017, our Healthcare division consolidated one of our research and development and manufacturing facilities. As of result of this initiative, total costs incurred were $2.0 million to terminate 99 positions and complete other consolidation activities.

        The following table summarizes restructuring and other charges for the periods set forth below (in thousands):

	2015
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Employee termination costs	$1,331	$1,242	$277	$—	$2,850
Facility closures/consolidation	—	136	2,388	—	2,524
Charges related to contract settlement	3,772	—	—	—	3,772
Legal settlement and related cost	—	—	—	704	704

Total expensed	$5,103	$1,378	$2,665	$704	$9,850

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

	2016
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$—	$—	$220	$3,256	$3,476
Employee termination costs	1,358	2,601	588	—	4,547
Facility closures/consolidation	206	487	—	—	693
Legal settlement and related costs	1,091	—	1,843	—	2,934
Other charges	572	—	118	—	690

Total expensed	$3,227	$3,088	$2,769	$3,256	$12,340

	2017
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$810	$—	$—	$4,877	$5,687
Employee termination costs	8,256	1,760	631	—	10,647
Facility closures/consolidation	967	1,095	444	—	2,506
Other charges (reversals)	7	374	(70)	500	811

Total expensed	$10,040	$3,229	$1,005	$5,377	$19,651

        The changes in the accrual for restructuring and other charges for the year ended June 30, 2017 were as follows (in thousands):

	Acquisition- related Costs	Employee Termination Costs	Facility Closure/ Consolidation Cost	Other Costs	Total
Balance as of June 30, 2016	$—	$413	$126	$—	$539
Restructuring and other charges	5,687	10,647	2,506	811	19,651
Payments and other adjustments	(5,687)	(10,885)	(2,341)	(811)	(19,724)

Balance as of June 30, 2017	$—	$175	$291	$—	$466

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

        The following table summarizes the impairment, restructuring and other charges for fiscal 2015, 2016 and 2017 (in thousands):

	2015	2016	2017
Impairment of assets	$—	$6,821	$27,047
Impairment of minority interest investment	—	2,853	—

Total impairment charges	—	9,674	27,047
Debt restructuring	—	—	489
Facility closure / consolidations	2,524	693	2,506
Employee termination costs	2,850	4,547	10,647
Charges related to government contract issues	3,772	496	—
Legal settlements and related costs	704	2,934	—
Acquisition-related costs	—	3,476	5,687
Other	—	194	322

Total impairment, restructuring and other charges	$9,850	$22,014	$46,698

7.    LINE-OF-CREDIT BORROWINGS AND DEBT

Revolving Credit Facility

        In December 2016, we entered into an amendment to our revolving credit facility, which, among other things, increased the aggregate committed amount available to us from $450 million to $525 million and extended the maturity date to December 2021. The credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.5% as of June 30, 2017, but this margin can range from 1.25% to 2.0% based on our consolidated net leverage ratio as defined in the credit facility. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.20% as of June 30, 2017, but this fee can range from 0.20% to 0.30% based on our consolidated net leverage ratio as defined in the credit facility. Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our and certain subsidiaries' assets. The agreement contains various representations and warranties, affirmative, negative and financial covenants and conditions of default customary for financing agreements of this type. As of June 30, 2017, there was $103.0 million of borrowings outstanding under the revolving credit facility and $18.3 million outstanding under the letters-of-credit sub-facility. Available borrowing under the credit facility as of June 30, 2017 was $403.7 million. Under the terms of the revolving credit facility, loans may be borrowed, repaid and re-borrowed during the term. Although the principal amount of each revolving loan is due and payable in full on the maturity date, we have the right to repay each revolving loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under this revolving facility as part of the overall treasury function. Therefore, borrowings under the credit facility are classified in current liabilities. As of June 30, 2017, we are in compliance with all covenants under this credit facility.

1.25% Convertible Senior Notes Due 2022

        In February 2017, we issued $287.5 million of 1.25% convertible senior notes due 2022 (the "Notes") in a private offering. The Notes are governed by an indenture dated February 22, 2017. The maturity for the payment of

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

principal is September 1, 2022. The Notes bear interest at the rate of 1.25% and are payable in cash semiannually in arrears on each March 1 and September 1, commencing on September 1, 2017. The Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of OSI Systems, Inc. and our subsidiaries, as well as any of the existing and future indebtedness that may be guaranteed by our subsidiaries to the extent of such guarantee, including the guarantees of certain of our subsidiaries under our existing revolving credit facility. The proceeds from the issuance of the Notes, after deducting offering expenses and underwriting discounts, were used to repurchase $35 million of our Common Stock from purchasers of the Notes in this offering in privately negotiated transactions concurrently with this offering. The remaining net proceeds from the issuance of the Notes of $245 million were used to repay a portion of the amount outstanding under our revolving credit facility.

        The Notes are convertible prior to March 1, 2022 only upon specified events and during specified periods and, thereafter, at any time, in each case at an initial conversion rate of 9.3056 per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $107.46 per share or a 38.5% premium to our stock price at the time of the issuance. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Notes may be settled, at our election, in shares of our Common Stock, cash or a combination of cash and shares of Common Stock. We have initially elected a combination settlement method to satisfy the conversion obligation, which allows us to settle the principal amount of the Notes in cash and to settle the excess conversion value, if any, in shares, as well as cash in lieu of fractional shares.

        We may not redeem the Notes prior to March 6, 2020. Thereafter, we may redeem the Notes if the last reported sale price of our Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. If we undergo a fundamental change, as defined in the indenture for the Notes, subject to certain conditions, holders of the Notes may require us to repurchase all or part of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The occurrence of a fundamental change will also result in the Notes becoming immediately convertible.

        Pursuant to ASC 470-20, we allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long term debt in the consolidated balance sheet and is amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for year ended June 30, 2017 was $4.1 million, which consists of $1.2 million of contractual interest expense, $2.5 million of amortization of the debt discount and $0.4 million of amortization of debt issuance costs. As of June 30, 2017, the unamortized debt discount was $42.6 million and is being amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.50%. The unamortized debt issuance cost of $6.1 million as of June 30, 2017 is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes. Based upon a June 30, 2017 stock price of $75.15 per share, the "if-converted" value of the Notes did not exceed the principal amount.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

Other Borrowings

        Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of June 30, 2017, $46.3 million was outstanding under these letter-of-credit facilities. As of June 30, 2017, the total amount available under these credit facilities was $26.5 million.

        In September 2012, we entered into a seven year term loan agreement for $11.1 million to fund the acquisition of land and a building in the state of Washington. The loan, which bears interest at LIBOR plus 1.25%, is payable on a monthly basis over seven years. Concurrent with entering into the floating rate loan, we entered into an interest rate swap agreement that effectively locks the interest rate of the loan to 2.2% per annum for the term of the loan.

        Long-term debt consisted of the following at June 30 (in thousands):

	2016	2017
1.25% convertible notes due 2022:
Principal amount	$—	$287,500
Unamortized discount	—	(42,602)
Unamortized debt issuance costs	—	(6,073)

	—	238,825
Term loans	6,847	3,700
Other long-term debt	1,966	1,621

	8,813	244,146
Less current portion of long-term debt	(2,759)	(2,396)

Long-term portion of debt	$6,054	$241,750

        Fiscal year principal payments of long-term debt as of June 30, 2017 are as follows (in thousands):

2018	$2,396
2019	2,074
2020	765
2021	82
2022	4
2023 and thereafter	238,825

Total	$244,146

8.    STOCK-BASED COMPENSATION

        As of June 30, 2017, we maintained two share-based employee compensation plans: the 2012 Incentive Award Plan ("2012 Plan") and the Amended and Restated 2006 Equity Participation Plan ("2006 Plan"). Upon stockholder approval of the 2012 Plan, we ceased to make grants under the 2006 Plan. In addition, pursuant to the acquisition of AS&E®, we assumed two share-based employee compensation plans: the AS&E® 2005 Equity and Incentive Plan ("2005 AS&E® Plan") and the AS&E® 2014 Equity and Incentive Plan ("2014 AS&E® Plan"). No new RSU grants will be made under the 2005 AS&E® Plan or the 2014 AS&E® Plan. The 2012 Plan, the 2006 Plan, the 2005 AS&E® Plan and the 2014 AS&E® Plan are collectively referred to as the "OSI Plans".

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

        We recorded stock-based-compensation expense in the consolidated statement of operations as follows (in thousands):

	2015	2016	2017
Cost of goods sold	$1,037	$1,199	$1,443
Selling, general and administrative	21,249	19,307	21,354
Research and development	215	253	433
Restructuring	—	—	2,902

Stock based compensation expense	22,501	20,759	26,132
Less: Related income tax benefit	(8,552)	(7,762)	(9,815)

Stock based compensation expense, net	$13,949	$12,997	$16,317

        As of June 30, 2017, total unrecognized compensation cost related to share-based compensation grants were estimated at $0.6 million for stock options and $14.4 million for restricted stock and RSUs under the OSI Plans. We expect to recognize these costs over a weighted-average period of 1.5 years with respect to the stock options and 2.0 years for grants of restricted stock and RSUs.

        Employee Stock Purchase Plan—We have an employee stock purchase plan under which eligible employees may purchase a limited number of shares of Common Stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the three years ended June 30, 2015, 2016 and 2017, employees purchased 65,706, 60,375 and 71,314 shares, respectively. As of June 30, 2017, there were 821,805 shares of our Common Stock available for issuance under the plan.

OSI Plans

        In September 2012, our Board of Directors approved the 2012 Plan, and in December 2012, our stockholders adopted the 2012 Plan. The 2012 Plan serves as the successor to the 2006 Plan. No new awards will be issued under the 2006 Plan as of the date of stockholder approval of the 2012 Plan. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan.

        Under the 2012 Plan, we are authorized to grant awards in the form of incentive options, nonqualified options, restricted stock awards, stock appreciation rights, RSUs, performance shares and stock bonuses, amongst other forms of equity, to qualified employees, directors and consultants.

        Under the OSI Plans, the exercise price of nonqualified options and incentive stock options may not be less than the fair market value of our Common Stock on the date of grant. The exercise price of nonqualified options and incentive stock options granted to individuals who own more than 10% of our voting stock may not be less than 110% of the fair market value of our Common Stock on the date of grant. Stock options granted under the OSI Plans typically vest over three years based on continued service. Restricted stock and RSUs typically vest over three to four years based on continued service. Certain restricted stock awards granted to senior management vest based on the achievement of pre-established performance criteria.

        Stock Option Fair Value Estimation Assumptions.    We estimate the fair value of our stock options at the date of grant using the Black-Scholes option-pricing valuation model. Our valuation model is affected by our stock price as well as weighted average assumptions for a number of subjective variables described below.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

        Expected Dividend.    Expected dividend is based on historical patterns and our anticipated dividend payments over the expected holding period.

        Risk-Free Interest Rate.    The risk-free interest rate for stock options is based on U.S. Treasuries for a maturity matching the expected holding period.

        Expected Volatility.    Expected volatility is based on our historical share price volatility matching the expected holding period. No single method of estimating volatility is proper under all circumstances and to the extent that a company can derive implied volatility based on the trading of its financial instruments on a public market, it may be appropriate to use both implied and historical volatility in its assumptions. We have certain financial instruments that are publicly traded from which we can derive the implied volatility. Therefore, we use implied and historical volatility for valuing our stock options. We believe that implied and historical volatility is a better indicator of expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.

        Expected Holding Period.    We use historical stock option exercise data to estimate the expected holding period.

        Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below.

	2015	2016	2017
Expected dividend	—	—	—
Risk-free interest rate	1.5%	1.4%	1.7%
Expected volatility	31.0%	31.0%	33.0%
Expected holding period (in years)	4.5	4.5	4.5

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

        The following summarizes stock option activity for fiscal years 2015, 2016 and 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2014	1,022,991	26.60
Granted	45,104	68.05
Exercised	(38,907)	41.20
Expired or forfeited	(16,538)	62.20

Outstanding at June 30, 2015	1,012,650	27.30
Granted	35,162	73.42
Exercised	(107,059)	28.05
Expired or forfeited	(6,641)	66.56

Outstanding at June 30, 2016	934,112	28.67
Granted	19,176	73.42
Exercised	(168,564)	26.68
Expired or forfeited	(4,053)	68.28

Outstanding at June 30, 2017	780,671	$30.00	3.3 years	$35,252

Exercisable at June 30, 2017	730,426	$27.08	2.9 years	$35,109

        The per-share weighted-average grant-date fair value of stock options granted under the OSI Plans was $19.26, $20.66 and $22.19 for fiscal 2015, 2016 and 2017, respectively. The total intrinsic value of options exercised during fiscal 2017 was $8,165,000.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

        Restricted Stock Awards and Restricted Stock Units—A summary of restricted stock award and RSU activity for the periods indicated was as follows:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2014	661,400	$54.78
Granted	281,163	64.68
Vested	(262,221)	42.75
Forfeited	(20,436)	55.62

Nonvested at June 30, 2015	659,906	$63.75
Granted	337,628	72.90
Vested	(417,896)	65.36
Forfeited	(49,140)	67.70

Nonvested at June 30, 2016	530,498	$67.94
Granted	379,888	64.55
Vested	(299,277)	67.87
Net replacement RSUs (1)	20,953	67.76
Forfeited	(20,375)	68.34

Nonvested at June 30, 2017	611,687	$65.85

(1)
Pursuant to the acquisition of AS&E®, we assumed unvested RSUs originally granted by AS&E® and converted them into RSUs for our Common Stock.

        The per-share weighted average grant-date fair value of restricted stock and RSUs granted under the OSI Plans was $64.68, $72.90 and $64.55 for fiscal 2015, 2016 and 2017, respectively. The total fair value of shares vested during fiscal 2015, 2016 and 2017 was $11.2 million, $27.3 million and $23.2 million, respectively.

        As of June 30, 2017, there were approximately 1.3 million shares available for grant under the 2012 Plan. Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

        We granted 151,469, 139,300 and 156,836 performance-based awards during fiscal 2015, 2016 and 2017, respectively. These performance-based restricted stock and RSU awards are contingent on the achievement of certain performance metrics. The payout can range from zero to 250% of the original number of shares or units awarded.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

9.    INCOME TAXES

        The following is a geographical breakdown of income before the provision for income taxes (in thousands):

	2015	2016	2017
Pre-tax income (loss):
United States	$(16,428)	$(34,732)	$(39,686)
Foreign	105,281	70,227	65,437

Total pre-tax income	$88,853	$35,495	$25,751

        Our provision (benefit) for income taxes consists of the following (in thousands):

	2015	2016	2017
Current:
Federal	$2,502	$(488)	$788
State	1,276	108	493
Foreign	25,880	22,942	27,616

Total current provision	29,658	22,562	28,897
Deferred:
Federal	$(7,910)	$(11,865)	$(16,314)
State	(1,180)	473	(484)
Foreign	3,134	(1,832)	(7,424)

Total deferred benefit	(5,956)	(13,224)	(24,222)

Total provision	$23,702	$9,338	$4,675

        As of June 30, 2016 and 2017, our liability for uncertain tax positions was $4.9 million and $6.0 million, respectively. The $6.0 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

        We recognize potential interest and penalties related to income tax matters in income tax expense. As of June 30, 2017, we had accrued $0.8 million for interest and penalties. Our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include fiscal years after 2012 for federal purposes, fiscal years after 2011 for state purposes and fiscal years after 2006 for various foreign jurisdictions. Facts and circumstances could arise that could cause us to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of statutes of limitation. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, we are not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

        A summary of activity of unrecognized tax benefits for fiscal 2015, 2016 and 2017 is as follows (in thousands).

Balance as July 1, 2015	$11,049
Additions on tax positions for the current year	350
Additions on tax positions from prior years	533
Reduction in tax position from prior year	(2,178)

Balance at June 30, 2016	$9,754
Additions on tax positions for the current year	594
Additions on tax positions from prior years	1,445
Reduction in tax position from prior year	(598)

Balance at June 30, 2017	$11,195

        We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries as it is our intention to utilize those earnings in the foreign operations for an indefinite period of time. At June 30, 2017, undistributed earnings of the foreign subsidiaries amounted to approximately $628 million. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be approximately $220 million. The amount of tax payable could be significantly impacted by the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes and the opportunity to use foreign tax credits.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

        Deferred income tax assets (liabilities) consisted of the following (in thousands):

	June 30,
	2016	2017
Deferred income tax assets:
Tax credit carryforwards	$16,003	$19,005
Net operating loss carryforwards	17,468	34,318
Customer advances	14,284	4,028
Allowance for doubtful accounts	3,757	5,839
Inventory reserve	10,700	15,933
Inventory capitalization	4,637	7,348
Accrued liabilities	5,912	11,511
Stock & deferred compensation	20,699	24,211
Other assets	3,641	3,001

Total deferred income tax assets	97,101	125,194
Valuation allowance	(14,458)	(19,997)

Net deferred income tax assets	82,643	105,197

Deferred income tax liabilities:
Depreciation	(41,415)	(21,228)
State income taxes	(1,629)	(655)
Amortization of intangible assets	(21,408)	(48,966)
Convertible Debt	—	(17,019)
Prepaid expenses	(3,813)	(2,983)
Other liabilities	(63)	(130)

Total deferred income tax liabilities	(68,328)	(90,981)

Net deferred tax asset	$14,315	$14,216

        The components of the net deferred income tax asset are classified in the consolidated balance sheets as follows (in thousands):

	2016	2017
Long term deferred income tax asset, included in other assets	43,475	34,897
Long term deferred income tax liability	(29,160)	(20,681)

Net deferred income tax asset	$14,315	$14,216

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

        The components of current taxes receivable and payable and prepaid taxes are classified in the consolidated balance sheets as follows (in thousands):

	2016	2017
Current taxes receivable and prepaid taxes, included in prepaid expenses and other current assets	$12,495	$12,100
Current taxes payable	(8,032)	(6,454)

Net tax receivable	4,463	5,646

        As of June 30, 2017, we had federal, state, and foreign net operating loss carryforwards of approximately $81.4 million, $61.4 million and $21.5 million, respectively. As of June 30, 2017, we had federal and state research and development tax credit carryforwards of approximately $10.6 million and $5.4 million, respectively. As of June 30, 2017, we had foreign tax credit carryforwards of $7.8 million. Our credit carryforwards will begin to expire in the tax year ending June 30, 2019.

        We have established valuation allowances that relate to the net operating loss of certain subsidiaries and R&D credits. During the year ended June 30, 2017, we recorded a net aggregated increase of $5.5 million to these valuation allowances. We review the adequacy of individual valuation allowances and release such allowances when it is determined that it is more likely than not that the related benefits will be realized.

        In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for income taxes, among other changes, related to stock-based compensation. We adopted this ASU effective April 1, 2017. We recognized all excess tax benefits and tax deficiencies as income tax expense or benefit in the current year. An income tax benefit of approximately $2.4 million was recognized in fiscal 2017 as a result of the adoption of ASU 2016-09. In addition, we recognized $3.8 million of deferred tax assets and, accordingly, increased retained earnings by this same amount.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

        The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	June 30,
	2015	2016	2017
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
UK Patent Box benefit	(2.1)	—	—
Research and development tax credits	(0.9)	(1.8)	(2.5)
Foreign income subject to tax at other than federal statutory rate	(9.4)	(8.9)	(20.0)
Stock compensations excess tax benefit	—	—	(9.5)
Change in valuation allowance	(1.1)	5.8	10.4
Unrecognized tax benefit	4.1	(5.0)	(1.4)
Meals and entertainment	0.4	0.9	1.8
Tax on foreign currency gains and losses	—	2.3	9.1
Transaction costs	—	2.3	1.5
State tax expense	(0.6)	(0.3)	(1.5)
U.S. tax on foreign earnings	4.9	4.5	0.4
Fringe benefits	0.5	0.9	1.5
Non-taxable gain from sale of business	—	—	(3.6)
Non-taxable earnings from acquisitions	(2.3)	(7.9)	(1.8)
Mexico imputed income or expense	(0.7)	(0.4)	(2.0)
Other	(1.1)	(1.1)	0.7

Effective income tax rate	26.7%	26.3%	18.1%

        The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

10.    COMMITMENTS AND CONTINGENCIES

        The following is a summary of commitments as of June 30, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Total debt	$347,146	$105,396	$2,839	$86	$238,825
Operating leases	30,209	8,759	11,679	7,762	2,009
Purchase obligations	42,895	42,847	33	—	15
Acquisition-related obligations	95,705	84,303	9,152	2,250	—
Defined benefit plan obligation	10,462	145	1,805	2,340	6,172

Total contractual obligations	$526,417	$241,450	$25,508	$12,438	$247,021

Other Commercial Commitments—letters of credit	$64,342	$46,602	$10,209	$161	$7,370

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

        Operating Leases—We lease facilities and certain equipment under various operating lease agreements. Certain leases provide for periodic rent increases and may contain escalation clauses and renewal options. Rent expense totaled $10.0 million, $9.0 million and $10.2 million for fiscal years 2015, 2016 and 2017, respectively.

        Contingent Acquisition Obligations—Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones by the acquired operations. The maximum amount of such future payments under arrangements with contingent consideration caps is $18.2 million as of June 30, 2017. In addition, one of the purchase agreements we entered into requires royalty payments through 2022 based on the license of, or sales of products containing, the technology of CXR Limited, a company acquired in 2004.

        For acquisitions that occurred through the end of fiscal year 2009, we account for such contingent payments as an addition to the purchase price of the acquired business. For acquisitions after fiscal 2009, pursuant to the adoption Financial Accounting Standard 141R, which was codified into ASC 805, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition with subsequent revisions recorded in Selling, general and administrative expense in the consolidated financial statements. The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, which may include projected revenues, gross margins, operating income, estimated probability of achieving and the estimated probability of earn-out payments being made. These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute the contingent earnout liability. The following table reconciles the contingent earnout liabilities, which are included in Other accrued expenses and current liabilities, and Other long-term liabilities in the accompanying consolidated balance sheets, from June 30, 2016 to June 30, 2017:

Beginning fair value, June 30, 2016	$17,117
Remeasurement of fair value for contingent earn-out obligations	(3,877)
Payments on contingent earn-out obligations	(1,400)

Ending fair value, June 30, 2017	$11,840

        Advances from Customers—We receive advances from customers associated with certain projects. In fiscal 2012, we entered into an agreement with the Mexican government to provide a turnkey security screening solution at various locations throughout the country. Associated with the agreement, we were provided an advance totaling $100 million. We were obligated to provide a guarantee until the advance had been amortized. As of June 30, 2017, this advance has been fully amortized.

        Environmental Contingencies—We are subject to various environmental laws. Our practice is to conduct appropriate environmental investigations at our manufacturing facilities in North America, Asia-Pacific, and Europe, and, to the extent practicable, on all new properties in order to identify, as of the date of such investigation, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, we have conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

        We continue to investigate contamination of the soil and groundwater beneath the Hawthorne, California facility that resulted from unspecified on- and off-site releases occurring prior to our occupancy. We believe the releases are of a historical nature and not uncommon to the region in general. We continue to take voluntary actions,

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

in cooperation with the local governing agency, to fully investigate the site in order to develop appropriate remedial actions.

        We have not accrued for loss contingencies relating to the Hawthorne facility or any other environmental matters because we believe that, although unfavorable outcomes may be possible, they are not considered by our management to be probable and reasonably estimable. If one or more of these environmental matters are resolved in a manner adverse to us, the impact on our business, financial condition, results of operations and cash flow could be material.

        Indemnifications—In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of June 30, 2017.

        Legal Proceedings—Our recently acquired subsidiary, AS&E®, has been the subject of an investigation by the Office of the Inspector General of the U.S. General Services Administration ("GSA"). The investigation relates to AS&E®'s discount practices and compliance with the pricing provisions of AS&E®'s GSA Schedule contract. The investigation could lead to claims or findings of violations of the False Claims Act in connection with AS&E®'s GSA contracting activity. Violations of the False Claims Act could result in the imposition of damages (up to treble damages) plus civil penalties in some cases, and we expect to incur legal costs in connection with the investigation. We and AS&E® continue to cooperate with the GSA investigation and management believes that an appropriate accrual for this uncertainty has been provided in the accompanying condensed consolidated financial statements.

        We are involved in various other claims and legal proceedings arising in the ordinary course of business. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. We have not accrued for loss contingencies relating to such matters because we believe that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable and reasonably estimable. If one or more of these matters are resolved in a manner adverse to our company, the impact on our business, financial condition, results of operations and cash flow could be material.

11.    STOCKHOLDERS' EQUITY

Stock Repurchase Program

        Our Board of Directors has an authorized Common Stock repurchase program. During fiscal 2015, 2016 and 2017, we repurchased 454,635 shares, 1,201,402 shares and 642,277shares, respectively, under this program. As of June 30, 2017, 872,481 shares were available for additional repurchase under the program. Upon repurchase, the shares were restored to the status of authorized but unissued shares in the accompanying consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

12.    RELATED-PARTY TRANSACTIONS

        In 1994, we, together with an unrelated company, formed ECIL- Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our Chairman and Chief Executive Officer owns a 10.5% interest, and our Executive Vice President and President of OSI Solutions Business and Director owns a 4.5% ownership interest. Our initial investment was approximately $0.1 million. For each of the years ended June 30, 2015, 2016 and 2017, our equity earnings in the joint venture were less than $0.1 million. We, our Chairman and Chief Executive Officer and our Executive Vice President and President of OSI Solutions Business and Director collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of our subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for fiscal 2015, 2016 and 2017 were approximately $7.3 million, $9.1 million and $10.2 million, respectively. Receivables from the joint venture were $3.6 million and $4.0 million as of June 30, 2016 and 2017, respectively.

        We have contracted with entities owned by our Chief Executive Officer and/or his family members to provide warehousing and consulting services. Such expenses for 2016 and 2017 were approximately $34,000 and $18,000, respectively; there were no expenses during 2015.

13.    EMPLOYEE BENEFIT PLANS

Employee Retirement Savings Plans

        We have various qualified employee retirement savings plans. Participants can contribute certain amounts to the plans and we match a certain portion of employee contributions. We contributed approximately $4.5 million, $4.6 million and $5.0 million to the plans for the fiscal years ended June 30, 2015, 2016 and 2017, respectively.

Deferred Compensation Plan

        We have a deferred compensation plan, which meets the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that selected employees are eligible to defer up to 80% of their salaries and up to 100% of their bonuses. We may also make employer contributions to participant accounts in certain circumstances. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings are subject to a vesting schedule dependent upon years of service to us and, also, vest completely upon the participant's disability or death while employed by us or immediately prior to a change of control. We made contributions of $0.7 million, $0.6 million and $0.6 million during fiscal year 2015, 2016 and 2017, respectively. As of June 30, 2017, we held assets of $19.3 million and liabilities of $19.6 million related to this plan. Assets related to this plan are included in other assets and liabilities related to this plan are included in other long-term liabilities in the consolidated balance sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

Employee Pension Plans

        We sponsor a number of qualified and nonqualified pension plans for our employees at certain locations. In accordance with accounting standards for employee pension and postretirement benefits, we fully recognize the overfunded or underfunded status of each of our defined benefit plans as an asset or liability in the consolidated balance sheets. The asset or liability equals the difference between the fair value of the plans' assets and their benefit obligations. The liabilities associated with underfunded plans are classified as noncurrent, except to the extent the fair value of the plans' assets is less than the plans' estimated benefit payments over the next 12 months. We measure our pension and postretirement benefit plans' assets and benefit obligations as of June 30.

        The following provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for fiscal years 2016 and 2017, and a statement of the funded status as of June 30, 2016 and 2017 (in thousands):

	2016	2017
Change in Benefit Obligation
Benefit obligation at beginning of year	$13,896	$13,305
Translation adjustment	(933)	(88)
Interest costs	582	453
Curtailment	(1,187)	—
Actuarial (gain) loss	1,226	435
Benefits paid	(279)	(379)

Benefit obligation at end of year	13,305	13,726

Change in Plan Assets
Fair value of plan assets at beginning of year	7,090	5,210
Translation adjustment	(923)	(122)
Actual return on plan assets	488	745
Company contributions	55	65
Benefits paid	(1,500)	(343)

Fair value of plan assets at end of year	5,210	5,555

Funded status	(8,095)	(8,171)
Unrecognized net actuarial loss	—	—

Net amount recognized	$(8,095)	$(8,171)

Amount recognized in consolidated balance sheets consists of:
Investments	$648	$759
Accrued pension liability	(8,581)	(8,051)
Accumulated other comprehensive income	2,792	2,016

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

        The following table provides the net periodic benefit costs for each of the fiscal years ended June 30, (in thousands):

	2015	2016	2017
Net Periodic Benefit Costs
Service costs	$34	$—	$—
Interest costs	671	582	453
Expected return on plan assets	(418)	(303)	(200)
Amortization of prior service costs	615	420	279
Recognized actuarial loss	204	43	317

Net periodic benefit cost	$1,106	$742	$849

Plan Assumptions

	2016	2017
Weighted average assumptions at year-end:
Discount rate	3.5%	3.4%
Expected return on plan assets	4.8%	3.8%
Rate of compensation increase	2.9%	3.0%

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

Plan Assets and Investment Policy

	Fiscal year ended June 30, 2016		Fiscal year ended June 30, 2017
	Proportion of Fair Value	Expected Rate of Return	Proportion of Fair Value	Expected Rate of Return
Equity securities	58%	7%	51%	6%
Debt securities	32%	2%	41%	2%
Other	10%	2%	8%	1%

Combined	100%	4.8%	100%	3.8%

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

FOR THE THREE YEARS ENDED JUNE 30, 2017

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

Projected Benefit Payments

        The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2017 (in thousands):

Pension Benefits
July 1, 2017 to June 30, 2018	$145
July 1, 2018 to June 30, 2019	649
July 1, 2019 to June 30, 2020	1156
July 1, 2020 to June 30, 2021	1,173
July 1, 2021 to June 30, 2022	1,167
July 1, 2022 to June 30, 2027	6,172

Company Contribution

        As of June 30, 2017, our weighted average contribution rate is under 1% of pensionable salaries. If our contributions continue at the current rate, the estimated total company contributions for fiscal 2018 will be approximately $0.1 million.

14.    SEGMENT INFORMATION

        We have determined that we operate in three identifiable industry segments: (a) security and inspection systems (Security division), (b) medical monitoring and anesthesia systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). We also have a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses; expenses related to stock issuances and legal, audit and other professional service fees not allocated to product segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the businesses of the Optoelectronics and Manufacturing division primarily supply components and subsystems to OEM customers, including to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in note 1, Summary of Significant Accounting Policies.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

	2017
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$555,197	$200,034	$205,720	$—	$—	$960,951
Revenue between product segments	—	—	30,380	—	(30,380)	—

Total revenues	$555,197	$200,034	$236,100	$—	(30,380)	$960,951

Income (loss) from operations	$35,256	$2,624	$23,792	$(29,359)	$979	$33,292

Segments assets	$785,230	$186,021	$196,567	$64,959	$(2,690)	$1,230,087

Capital expenditures	$10,436	$1,797	$2,856	$2,007	$—	$17,096

Depreciation and amortization	$53,924	$6,495	$6,561	$1,255	$—	$68,235

        The following tables present the revenues and identifiable assets by geographical area (in thousands):

	2015
	External revenues	Intersegment revenues	Total Consolidated	Long lived tangible assets	Long lived assets
Geographic region:
United States	$472,990	$6,583	$479,573	$48,203	$154,338
Mexico	120,582	—	120,582	154,939	154,939
Other Americas	21,035	—	21,035	6,158	6,158

Total Americas	614,607	6,583	621,190	209,300	315,435
United Kingdom	159,127	333	159,460	31,467	58,594
Other Europe, Middle East and Africa	31,238	—	31,238	1,472	14,323

Total EMEA	190,365	333	190,698	32,939	72,917
Asia-Pacific	153,230	39,532	192,762	14,320	16,787
Eliminations	—	(46,448)	(46,448)	N/A	N/A

Total	$958,202	$—	$958,202	$256,559	$405,139

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2017

	2016
	External revenues	Intersegment revenues	Total Consolidated	Long lived tangible assets	Long lived assets
Geographic region:
United States	$404,929	$5,803	$410,732	$40,855	$167,860
Mexico	119,039	—	119,039	115,954	115,954
Other Americas	15,525	—	15,525	5,193	7,055

Total Americas	539,493	5,803	545,296	162,002	290,869
United Kingdom	130,812	1,128	131,940	25,505	61,037
Other Europe, Middle East and Africa	38,233	—	38,233	11,556	23,898

Total EMEA	169,045	1,128	170,173	37,061	84,935
Asia-Pacific	121,122	33,581	154,703	14,765	17,126
Eliminations	—	(40,512)	(40,512)	N/A	N/A

Total	$829,660	$—	$829,660	$213,828	$392,930

	2017
	External revenues	Intersegment revenues	Total Consolidated	Long lived tangible assets	Long lived assets
Geographic region:
United States	$478,791	$5,339	$484,130	$65,046	$380,200
Mexico	119,910	—	119,910	63,914	63,914
Other Americas	14,886	—	14,886	4,294	6,127

Total Americas	613,587	5,339	618,926	133,254	450,241
United Kingdom	185,803	542	186,345	23,396	61,319
Other Europe, Middle East and Africa	33,202	—	33,202	10,451	13,868

Total EMEA	219,005	542	219,547	33,847	75,187
Asia-Pacific	128,359	24,499	152,858	14,509	16,762
Eliminations	—	(30,380)	(30,380)	N/A	N/A

Total	$960,951	$—	960,951	$181,610	$542,190

        Pursuant to Accounting Standards Codification 280 "Segment Reporting," external revenues are attributed to individual countries based upon the location of our selling entity.

*    *    *    *    *    *

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged in other accounts	Deductions- Write-offs	Balance at end of period
Balance for doubtful accounts:
Year ended June 30, 2015	$5,691	$340	$—	$131	$5,900

Year ended June 30, 2016	$5,900	$2,095	$—	$944	$7,051

Year ended June 30, 2017	$7,051	$2,872	$—	$360	$9,563

SUPPLEMENTARY DATA
UNAUDITED QUARTERLY RESULTS

        The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2016 and 2017 (in thousands, except per share data):

	Quarter Ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
	(Unaudited)
Revenues	$200,050	$197,339	$210,804	$221,467
Costs of goods sold	132,079	129,275	140,745	150,702

Gross profit	67,971	68,064	70,059	70,765

Operating expenses:
Selling, general and administrative	40,393	43,141	39,233	43,888
Research and development	11,881	13,045	12,945	11,945
Impairment, restructuring and other charges	—	11,097	4,537	6,380

Total operating expenses	52,274	67,283	56,715	62,213

Income from operations	15,697	781	13,344	8,552
Interest and other expense, net	(794)	(623)	(666)	(796)

Income before income taxes	14,903	158	12,678	7,756
Provision for income taxes	4,098	50	3,335	1,855

Net income	$10,805	$108	$9,343	$5,901

Basic earnings per common share	$0.55	$0.01	$0.48	$0.31

Diluted earnings per common share	$0.53	$0.01	$0.47	$0.30

	Quarter Ended
	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
	(Unaudited)
Revenues	$220,855	$242,548	$245,146	$252,402
Costs of goods sold	152,768	159,953	159,118	165,611

Gross profit	68,087	82,595	86,028	86,791

Operating expenses:
Selling, general and administrative	43,553	51,544	49,431	48,032
Research and development	12,478	12,938	14,395	11,140
Impairment, restructuring and other charges	9,957	9,420	2,508	24,813

Total operating expenses	65,988	73,902	66,334	83,985

Income from operations	2,099	8,693	19,694	2,806
Interest and other expense, net	(1,158)	(1,981)	(489)	(3,913)

Income before income taxes	941	6,712	19,205	(1,107)
Provision for income taxes	264	1,879	5,186	(2,654)

Net income	$677	$4,833	$14,019	$1,547

Basic earnings per common share	$0.04	$0.25	$0.83	$0.08

Diluted earnings per common share	$0.03	$0.25	$0.80	$0.08

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of June 20, 2016, by and among OSI Systems, Inc., Apple Merger Sub, Inc. and American Science and Engineering, Inc. (19)
2.2
Equity Purchase Agreement, dated as of May 31, 2017, by and among OSI Systems, Inc., OSI (Holdings) Company Limited, Smiths Detection, LLC, Smiths Detection United Kingdom Limited, Smiths Detection (Australia) Pty Ltd, and Smiths Detection Group Limited (23)
3.1	Certificate of Incorporation of OSI Systems, Inc. (1)
3.2	Bylaws of OSI Systems, Inc. (1)
4.1	Form of Common Stock Certificate (1)
4.2
Indenture (including the form of Note) related to the 1.25% Convertible Senior Notes due 2022, dated as of February 22, 2017, between OSI Systems, Inc. and Branch Banking and Trust Company, as trustee (20)
4.3	Form of 1.25% Convertible Senior Note due 2022 (included in Exhibit 4.2) (20)
10.1†	Amended and Restated OSI Systems, Inc. Deferred Compensation Plan (2)
10.2†	OSI Systems, Inc. Nonqualified Defined Benefit Plan (3)
10.3†	Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan (4)
10.4†	First Amendment to Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan (24)
10.5†	Form of Indemnification Agreement for Directors and Executive Officers of OSI Systems, Inc. (5)
10.6	Credit Agreement dated October 15, 2010, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (6)
10.7	First Amendment to Credit Agreement dated November 10, 2011, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (7)
10.8	Second Amendment to Credit Agreement dated December 15, 2011, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (8)
10.9	Third Amendment to Credit Agreement dated April 10, 2012, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (9)
10.10	Fourth Amendment to Credit Agreement dated May 28, 2014 between Wells Fargo Bank, N.A. and OSI Systems, Inc. (10)
10.11	Fifth Amendment to Credit Agreement dated December 20, 2016 between Wells Fargo Bank, N.A. and OSI Systems, Inc. (21)
10.12†	Amended and Restated 2006 Equity Participation Plan of OSI Systems, Inc. (11)
10.13†	Employment Agreement effective as of January 1, 2012 between Deepak Chopra and OSI Systems, Inc. (12)
10.14†	Amendment to Employment Agreement effective as of July 1, 2015 between Deepak Chopra and OSI Systems, Inc. (17)
10.15†	Employment Agreement effective as of January 1, 2012 between Alan Edrick and OSI Systems, Inc. (12)
10.16†	Amendment to Employment Agreement effective as of July 1, 2015 between Alan Edrick and OSI Systems, Inc. (17)

No.	EXHIBIT DESCRIPTION
10.17†	Employment Agreement effective as of January 1, 2012 between Ajay Mehra and OSI Systems, Inc. (12)
10.18†	Amendment to Employment Agreement effective as of May 1, 2015 between Ajay Mehra and OSI Systems, Inc. (18)
10.19†	Employment Agreement effective as of January 1, 2012 between Victor Sze and OSI Systems, Inc. (12)
10.20†	Amendment to Employment Agreement effective as of July 1, 2015 between Victor Sze and OSI Systems, Inc. (17)
10.21†	Offer Letter dated April 1, 2015 between Pak Chin and OSI Systems, Inc. (22)
10.22†	Retirement Benefit Award Agreement effective as of January 1, 2012 between Deepak Chopra and OSI Systems, Inc. (13)
10.23†	OSI Systems, Inc. 2012 Incentive Award Plan (14)
10.24†	Form of Restricted Stock Award Agreement (15)
10.25†	Form of Restricted Stock Unit Award Agreement (15)
10.26†	Form of Stock Option Agreement (15)
14.1	OSI Systems, Inc. Code of Ethics and Conduct effective May 23, 2016 (16)
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification Pursuant to Section 302
31.2*	Certification Pursuant to Section 302
32.1*	Certification Pursuant to Section 906
32.2*	Certification Pursuant to Section 906
101.1	The following financial information from the Registrant's Annual Report on Form 10-K for the year ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i)	the consolidated balance sheets
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
(20)
Previously filed with our Current Report on Form 8-K filed on February 22, 2017.
(21)
Previously filed with our Current Report on Form 8-K filed on December 21, 2016.
(22)
Previously filed with our Quarterly Report on Form 10-Q filed on October 31, 2016.
(23)
Previously filed with our Current Report on Form 8-K filed on June 1, 2017.
(24)
Previously filed with our Proxy Statement on Schedule 14A filed on October 21, 2016.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC. (Registrant)
Date: September 6, 2017	By:	/s/ ALAN EDRICK Alan Edrick, Executive Vice President & Chief Financial Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 6, 2017
/s/ ALAN EDRICK Alan Edrick	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 6, 2017
/s/ AJAY MEHRA Ajay Mehra	Executive Vice President and Director	September 6, 2017
/s/ WILLIAM F. BALLHAUS, JR. William F. Ballhaus, Jr.	Director	September 6, 2017
/s/ GERALD CHIZEVER Gerald Chizever	Director	September 6, 2017
/s/ STEVEN C. GOOD Steven C. Good	Director	September 6, 2017
/s/ JAMES B. HAWKINS James B. Hawkins	Director	September 6, 2017
/s/ MEYER LUSKIN Meyer Luskin	Director	September 6, 2017

II-1