Form 10-Q
period 2017-09-30
OSI SYSTEMS INC
filed 2017-10-31
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 26, 2017, there were 18,968,450 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I —FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

	June 30,	September 30,
	2017	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$169,650	$192,028
Accounts receivable, net	206,526	203,068
Inventories	248,510	271,309
Prepaid expenses and other current assets	28,314	34,425
Total current assets	653,000	700,830
Property and equipment, net	141,539	151,170
Goodwill	242,129	282,656
Intangible assets, net	118,450	145,036
Deferred income taxes	34,897	29,705
Other assets	40,072	42,127
Total assets	$1,230,087	$1,351,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$103,000	$214,000
Current portion of long-term debt	2,396	2,286
Accounts payable	76,121	86,112
Accrued payroll and related expenses	34,621	31,271
Advances from customers	37,934	34,458
Other accrued expenses and current liabilities	92,062	93,224
Total current liabilities	346,134	461,351
Long-term debt	241,750	243,416
Deferred income taxes	20,681	20,323
Other long-term liabilities	52,309	55,054
Total liabilities	660,874	780,144
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value—authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value—authorized, 100,000,000 shares; issued and outstanding, 18,689,568 shares at June 30, 2017 and 18,958,834 shares at September 30, 2017	222,529	212,931
Retained earnings	363,872	374,029
Accumulated other comprehensive loss	(17,188)	(15,580)
Total stockholders’ equity	569,213	571,380
Total liabilities and stockholders’ equity	$1,230,087	$1,351,524

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2016	2017
Net revenues:
Products	$153,457	$165,653
Services	67,398	91,480
Total net revenues	220,855	257,133
Cost of goods sold:
Products	113,121	114,180
Services	39,647	51,682
Total cost of goods sold	152,768	165,862
Gross profit	68,087	91,271
Operating expenses:
Selling, general and administrative	43,553	55,647
Research and development	12,478	15,100
Impairment, restructuring and other charges	9,957	1,130
Total operating expenses	65,988	71,877
Income from operations	2,099	19,394
Interest and other expense, net	(1,158)	(4,249)
Income before income taxes	941	15,145
Provision for income taxes	264	4,988
Net income	$677	$10,157
Earnings per share:
Basic	$0.04	$0.54
Diluted	$0.03	$0.52
Shares used in per share calculation:
Basic	18,943	18,778
Diluted	19,591	19,591

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	For the Three Months Ended September 30,
	2016	2017
Net income	$677	$10,157
Other comprehensive income (loss):
Foreign currency translation adjustment	(801)	1,580
Other	79	28
Other comprehensive income (loss)	$(722)	$1,608
Comprehensive income (loss)	$(45)	$11,765

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Three Months Ended September 30,
	2016	2017
Cash flows from operating activities:
Net income	$677	$10,157
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	15,426	20,375
Stock based compensation expense	5,830	5,487
Deferred income taxes	98	5,346
Amortization of debt discount and issuance costs	—	2,098
Impairment charges	5,418	—
Other	160	490
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(11,412)	16,232
Inventories	10,901	(10,098)
Prepaid expenses and other current assets	(3,427)	(8,220)
Accounts payable	(8,791)	6,586
Accrued payroll and related expenses	(5,251)	(5,742)
Advances from customers	(10,469)	(3,484)
Other	(1,018)	(4,120)
Net cash provided by (used in) operating activities	(1,858)	35,107
Cash flows from investing activities:
Acquisition of property and equipment	(2,806)	(23,719)
Acquisition of businesses, net of cash acquired	(186,861)	(83,632)
Acquisition of intangible and other assets	(1,881)	(1,179)
Net cash used in investing activities	(191,548)	(108,530)
Cash flows from financing activities:
Net borrowings on bank lines of credit	214,000	111,000
Proceeds from long-term debt	233	118
Payments on long-term debt	(707)	(670)
Proceeds from exercise of stock options and employee stock purchase plan	2,099	3,718
Repurchase of common shares	(2,712)	—
Taxes paid related to net share settlement of equity awards	(290)	(18,802)
Net cash provided by financing activities	212,623	95,364
Effect of exchange rate changes on cash	(621)	437
Net increase in cash and cash equivalents	18,596	22,378
Cash and cash equivalents—beginning of period	104,370	169,650
Cash and cash equivalents—end of period	$122,966	$192,028
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$956	$2,852
Income taxes	$6,022	$4,172

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Description of Business

OSI Systems, Inc., together with our subsidiaries, is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products in diversified markets, including homeland security, healthcare, defense and aerospace.

We have three reporting segments: (i) Security, providing security inspection systems, turnkey security screening solutions and related services; (ii) Healthcare, providing patient monitoring, diagnostic cardiology, and anesthesia systems, and related services; and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare divisions as well as to external OEM customers and end users for applications in the defense, aerospace, medical and industrial markets, among others.

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

Through our Healthcare segment, we design, manufacture, market and service patient monitoring, diagnostic cardiology, and anesthesia delivery and ventilation systems, and related supplies and accessories worldwide. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians’ offices, medical clinics and ambulatory surgery centers among other sites.

Through our Optoelectronics and Manufacturing segment, we design, manufacture and market optoelectronic components and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostic products, telecommunications, computer peripherals, industrial automation systems, automotive diagnostic systems, and consumer products. This division provides products and services to OEM customers and end users as well as to our Security and Healthcare divisions.

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the operating results to be expected for the full 2018 fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for our company relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or net realizable value, stock-based employee compensation expense, income taxes, accrued product warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will likely differ from these estimates and could differ materially.

Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method.  Stock options and stock awards to purchase 0.1 million shares of common stock for each of the three months ended September 30, 2016 and September 30, 2017, respectively,  were excluded from the calculation because to include such options and awards would have been antidilutive.  Prior to our adoption of ASU 2016-09 in the fourth quarter of fiscal 2017, we included tax benefits in assessing whether equity awards were dilutive and in our calculations of weighted average dilutive shares under the treasury stock method. The underlying equity component of the 1.25% convertible senior notes discussed in Note 6 to the condensed consolidated financial statements will have no impact to diluted earnings per share until the average price of our common stock exceeds the conversion price because the principal amount of the Notes is intended to be settled in cash upon conversion.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2016	2017
Net income available to common stockholders	$677	$10,157
Weighted average shares outstanding—basic	18,943	18,778
Dilutive effect of equity awards	648	813
Weighted average shares outstanding—diluted	19,591	19,591
Basic earnings per share	$0.04	$0.54
Diluted earnings per share	$0.03	$0.52

Cash Equivalents

We consider all highly liquid investments purchased with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash, cash equivalents, and investments totaled $192.0 million at September 30, 2017. Of this amount, approximately 99% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Mexico, Malaysia and the United Kingdom, and to a lesser extent in India, Singapore, Germany and China among others. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event that funds from foreign operations are needed to fund operations in the United States and if U.S. taxes have not been previously provided on the related earnings, we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, marketable securities, derivative instruments, accounts receivable, accounts payable and debt instruments. The carrying values of financial instruments, other than long term debt instruments, are representative of their fair values due to their short term maturities. The carrying values of our long term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates available to us.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. “Level 1” category includes assets and liabilities at the quoted prices in active markets for identical assets and liabilities. “Level 2” category includes assets and liabilities from observable inputs other than quoted market prices. “Level 3” category includes assets and liabilities for which valuation techniques are unobservable and significant to the fair value measurement. There were no assets where “Level 3” valuation techniques were used. As further discussed in Note 9 to the condensed consolidated financial statements, our contingent payment obligations related to acquisitions are valued using “Level 3” valuation techniques. Such obligations are measured at fair value on a recurring basis.

The fair values of the our financial assets and liabilities as of June 30, 2017 and September 30, 2017 are categorized as follows (in thousands):

	June 30, 2017				September 30, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$254	$—	$—	$254	$231	$—	$—	$231
Insurance company contracts	—	26,940	—	26,940	—	29,183	—	29,183
Interest rate contract	—	20	—	20	—	18	—	18
Total assets	$254	$26,960	$—	$27,214	$231	$29,201	$—	$29,432
Liabilities—Contingent payment obligations	$—	$—	$11,840	$11,840	$—	$—	$13,902	$13,902

Derivative Instruments and Hedging Activity

Our use of derivatives consists of an interest rate swap agreement. The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to variable, LIBOR based debt for the duration of the term loan. The interest rate swap matures in October 2019. The interest rate swap is considered an effective cash flow hedge and, as a result, the net gains or losses on such instrument were reported as a component of Other comprehensive income (loss) in the consolidated financial statements and are reclassified as net income when the hedge transaction settles.

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

Goodwill Impairment

Goodwill represents the excess purchase price over the estimated fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is allocated to our segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is annually tested for impairment during our second quarter and more frequently if there is an indicator of impairment. We assess qualitative factors of each of our three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.

Revenue Recognition

Product Sales. We recognize revenue from sales of products upon shipment when title and risk of loss passes and when terms are fixed and collection is probable. In an instance where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until we have achieved the acceptance criteria unless customer acceptance terms are perfunctory or inconsequential.

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

Multiple-Deliverable Arrangements. We enter into certain agreements with customers for the sale of capital equipment that contain multiple elements that may include civil works to prepare a site for the installation of equipment, manufacture and delivery of equipment,  installation and integration of equipment,  training of customer personnel to operate the equipment and after-market service of the equipment. The duration to fulfill each of these deliverables can range from completion in a short amount of time and entirely within a single reporting period to completion over several reporting periods. The general timing of revenue recognition for each deliverable may be dependent upon several milestones, including physical delivery of equipment, completion of factory acceptance test, completion of site acceptance test, installation and connectivity of equipment, certification of training of personnel and, in the case of after-market service deliverables, the passage of time (typically evenly over the post-warranty period of the service deliverable).

Multiple-deliverable arrangements require that consideration be allocated to each deliverable based on its relative selling price and recognized as revenue when the revenue recognition criteria for each deliverable has been met. The arrangement is separated into more than one unit of accounting if both of the following criteria are met: (i) the delivered item has value to the customer on a stand-alone basis; and (ii) for an arrangement including a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within our control. If these criteria are not met, the arrangement is accounted for as one unit of accounting and the recognition of revenue is deferred until delivery is complete or is recognized ratably over the contract period as appropriate. If these criteria are met, consideration is allocated at inception of the arrangement to all deliverables on the basis of the relative selling price. We have generally met these criteria for the multiple-deliverable arrangement as all of the deliverables in our arrangements have stand-alone value in that either the customer can resell that item or another vendor sells that item separately. We typically do not offer a general right of return in regards to our multiple-deliverable arrangements.

The selling price of each deliverable is determined by establishing vendor-specific objective evidence (“VSOE”), third party evidence (“TPE”) or best estimate of selling price (“BESP”) for each delivered item. Generally, either VSOE or TPE is determinable; however, in the few instances where neither VSOE nor TPE is determinable, we utilize our BESP in order to allocate consideration to those deliverables. BESP for our product deliverables is determined by utilizing a weighted average price approach. BESP for our service deliverables is determined primarily by utilizing a cost-plus margin approach, though in some instances average price per hour is used.

We often provide a guarantee to support our performance under multiple-deliverable arrangements.  In the event that customers are permitted to terminate such arrangements, the underlying contract typically requires payment for deliverables and reimbursement of costs incurred through the date of termination.

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

Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognition. Concurrent with revenue recognition, we accrue reserves for estimated product return and warranty costs. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge regarding the product under warranty.

Recent Accounting Updates Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) amending revenue recognition requirements for multiple deliverable revenue arrangements. This update provides guidance on how revenue is recognized for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for fiscal years beginning after December 15, 2017 and for interim reporting periods within such fiscal years. Earlier adoption is permitted only for fiscal years beginning after December 15, 2016, including interim reporting periods within such fiscal years. We are in the process of selecting a transition method and our preliminary evaluation of the impact of this ASU indicates that it will not have a material impact on the timing of revenue recognition.

In January 2016, FASB issued an ASU which affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient permitted by the guidance to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within such fiscal years. Early application is permitted. We have not yet adopted this ASU and are currently evaluating the impact it may have on our financial condition and results of operations.

In February 2016, the FASB issued an ASU which affects the accounting for leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within such fiscal years. Early application is permitted. We have not yet adopted this ASU and are currently evaluating the impact it may have on our financial condition and results of operations.

In August 2016, the FASB issued an ASU to address the diverse classifications being applied to cash receipts and payments in the reporting entities’ cash flow statement.  This ASU addresses eight specific cash flow issues to reduce diversity in practice. This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within such fiscal years. We have not yet adopted this ASU and are currently evaluating the impact it may have on our financial condition and results of operations.

Adoption of ASU 2015-11

Effective July 1, 2017, we adopted ASU 2015-11 “Simplifying the Measurement of Inventory.”  This ASU requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The adoption of this ASU did not have a material impact on our financial condition and results of operations.

2.  Business Combinations

Under ASU 805, the acquisition method of accounting requires us to record assets acquired and liabilities assumed in an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase price of over the estimated fair value of the assets acquired and liabilities assumed should be recorded as goodwill.   Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding adjustments to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Acquisition of Explosive Trace Detection Business

On July 7, 2017, we completed the acquisition of the global explosive trace detection business (“ETD”) from Smiths Group plc. We financed the total estimated purchase price of $80.5 million with a combination of cash on hand and borrowings under our existing revolving bank line of credit.

Due to the timing and complexity of the transaction, we are in the process of finalizing our valuation of the assets acquired and liabilities assumed. As of September 30, 2017, the final valuation of certain assets and liabilities of ETD are preliminary in nature as they are awaiting the conclusion of the valuation of certain assets by a third party, resolution of accurately carving out certain assets and liabilities from the prior owners of the business and final determination of the working capital adjustment on the purchase price. As a result, the ETD acquisition could necessitate the use of the full one year measurement period to establish the fair values of assets and liabilities as of the acquisition date, including intangible assets, goodwill, accounts receivable, inventory, deferred revenue, property and equipment, contractual obligations, income tax obligations, and certain reserves. Any potential adjustments made could be material in relation to these preliminary values below:

Cash and cash equivalents	$4
Accounts receivable	12,359
Inventories	12,269
Property and equipment	1,594
Intangible assets	30,040
Other long-term assets	303
Accounts payable	(3,070)
Accrued payroll and related expenses	(2,450)
Deferred revenues — current	(2,068)
Accrued warranties	(1,260)
Other accrued expenses and current liabilities	(1,018)
Net assets acquired	46,703
Goodwill	33,764
Total consideration	$80,467

The goodwill is largely attributable to expected growth and the assembled workforce of the ETD business.

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

	Weighted
	Average	Fair
	Lives	Value
Amortizable assets:
Developed technology	10 years	$13,220
Customer relationships/backlog	7 years	16,420
Total amortizable assets		29,640
Non-amortizable asset — IPR&D		400
Total intangible assets		$30,040

The condensed consolidated statements of operations include $21.7 million of revenue and $4.0 million of pre-tax income from ETD for the  period from July 8, 2017 to September 30, 2017.

The following unaudited pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future. The following unaudited pro forma results of operations assume the ETD acquisition had occurred on July 1, 2016 (in thousands):

	Three Months Ended September 30,
	2016	2017
Revenues	$236,752	$257,133
Income from operations	$4,441	$19,394

Significant pro forma adjustments incorporated into the pro forma results above include the recognition of additional amortization expense related to acquired intangible assets.  In addition, the pro forma results for the three months ended September 30, 2016 were carved out from the operations of the business when it was owned by its former parent.  As a result, these carve-out results have been prepared from the historical accounts of its former parent, and include revenues and expenses specifically identified to ETD, and allocations of certain overhead expenses.

Acquisition of American Science and Engineering

On September 9, 2016, we acquired by merger 100 percent ownership of American Science and Engineering, Inc. (“AS&E”), a leading provider of detection solutions for advanced cargo, parcel, and personnel inspection.  AS&E’s operations are included in our Security division. We financed the total purchase price of $266 million with a combination of cash on hand and borrowing under our existing revolving bank line of credit, and also issued  restricted stock units (“RSUs”) of the Company to replace RSUs previously issued by AS&E.  Immediately following the close of the acquisition, we used $69 million of AS&E’s existing cash on hand to pay down the revolving bank line of credit.  The valuation of the estimated fair value of the assets acquired and liabilities assumed as a result of this business combination has been finalized, and there were no adjustments to these values during the three months ended September 30, 2017.

The  assets acquired and the liabilities assumed by us in the acquisition, reconciled to total purchase consideration are as follows (in thousands):

Current assets	$138,747
Intangible assets	74,800
Other long term assets	5,538
Current liabilities	(42,111)
Long-term liabilities	(26,809)
Net assets acquired	150,165
Goodwill	115,838
Total consideration	$266,003

Other Acquisitions

During the three months ended September 30, 2017, the Company (through our Security division) also completed an acquisition of a technology company. The acquisition was financed with cash on hand and determined to be immaterial by management.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,	September 30,
	2017	2017
Accounts receivable	$216,089	$213,164
Less allowance for doubtful accounts	(9,563)	(10,096)
Total	$206,526	$203,068

	June 30,	September 30,
	2017	2017
Raw materials	$129,645	$134,391
Work-in-process	65,454	67,412
Finished goods	53,411	69,506
Total	$248,510	$271,309

	Estimated
	Useful	June 30,	September 30,
	Lives	2017	2017
Land	N/A	$14,212	$17,129
Buildings, civil works and improvements	5 - 40 years	157,123	174,090
Leasehold improvements	1 - 12 years	9,025	9,412
Equipment and tooling	3 - 10 years	166,991	169,129
Furniture and fixtures	3 - 13 years	3,371	3,411
Computer equipment	3 - 5 years	17,991	18,741
Computer software	3 - 10 years	17,303	17,368
Computer software implementation in process	N/A	2,590	3,090
Construction in process	N/A	1,049	2,534
Total		389,655	414,904
Less accumulated depreciation and amortization		(248,116)	(263,734)
Property and equipment, net		$141,539	$151,170

In September 2017, we purchased the AS&E facility in Billerica, MA for a purchase price of $19.8 million.  Of this amount, $16.9 million was included in Buildings, civil works and improvements and $2.9 million was included in Land above.  Depreciation expense was $13.3 million and $16.2 million for the three months ended September 30, 2016 and 2017, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the three month period ended September 30, 2017 are as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2017	$155,083	$40,129	$46,917	$242,129
Goodwill acquired or adjusted during the period	39,701	—	50	39,751
Foreign currency translation adjustment	152	101	523	776
Balance as of September 30, 2017	$194,936	$40,230	$47,490	$282,656

Intangible assets consisted of the following (in thousands):

		June 30, 2017			September 30, 2017
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	9 years	$26,753	$(6,291)	$20,462	$26,855	$(6,905)	$19,950
Patents	20 years	8,386	(1,676)	6,710	8,761	(1,775)	6,986
Developed technology	10 years	37,446	(5,530)	31,916	50,766	(6,793)	43,973
Customer relationships/backlog	7 years	38,289	(7,667)	30,622	54,868	(9,975)	44,893
Total amortizable assets		110,874	(21,164)	89,710	141,250	(25,448)	115,802
Non-amortizable assets:
Trademarks and trade names		25,540	—	25,540	25,634	—	25,634
IPR&D		3,200	—	3,200	3,600	—	3,600
Total intangible assets		$139,614	$(21,164)	$118,450	$170,484	$(25,448)	$145,036

Amortization expense related to intangible assets was $2.1 million and $4.2 million for the three months ended September 30, 2016 and 2017, respectively. At September 30, 2017, the estimated future amortization expense was as follows (in thousands):

2018 (remaining 9 months)	$13,839
2019	18,469
2020	16,171
2021	15,360
2022	11,641
2023	10,470
2024 and thereafter, including assets that have not yet begun to be amortized	29,852
Total	$115,802

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in 2024 and thereafter in the table above. For the three months ended September 30, 2016 and 2017, we capitalized software development costs in the amount of $1.4 million and $0.1 million, respectively.

5. Impairment, Restructuring and Other Charges

Impairment

During the first quarter of fiscal 2017, we abandoned a product line in our Security division related to a technology we no longer support. As a result, $5.4 million of assets, including the intangible and fixed assets associated with this product line, were fully written off as we determined that these assets have no value and were permanently impaired.

Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions, thereby improving operational efficiency. The significant initiatives undertaken by us are further discussed below and a summary of such activity is included in the succeeding tables.

In conjunction with the acquisition of ETD, beginning in fiscal 2017 we incurred professional fees to complete the acquisition.  Such costs accumulated to $1.7 million through the first quarter of fiscal 2018, of which $0.7 million was incurred during the quarter ended September 30, 2017.

The following table summarizes impairment, restructuring and other charges for the periods set forth below (in thousands):

	Three Months Ended September 30, 2016
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Impairment charges	$5,332	$86	$—	$—	$5,418
Acquisition-related costs	725	—	—	3,149	$3,874
Employee termination costs	150	256	65	—	471
Facility closures/consolidation	176	—	—	—	176
Other charges	7	—	—	11	18
Total expensed	$6,390	$342	$65	$3,160	$9,957

	Three Months Ended September 30, 2017
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$—	$—	$—	$820	$820
Employee termination costs	240	—	—	—	240
Facility closures/consolidation	70	—	—	—	70
Total expensed	$310	$—	$—	$820	$1,130

The changes in the accrual for restructuring and other charges for the three-month period ended September 30, 2017 were as follows (in thousands):

	Acquisition- related Costs	Employee Termination Costs	Facility Closure/ Consolidation Cost	Total
Balance as of June 30, 2017	$—	$175	$291	$466
Restructuring and other charges	820	240	70	1,130
Payments and other adjustments	(820)	(263)	(165)	(1,248)
Balance as of September 30, 2017	$—	$152	$196	$348

6. Borrowings

Revolving Credit Facility

In December 2016, we entered into an amendment to our revolving credit facility, which, among other things, increased the aggregate committed amount available to us from $450 million to $525 million and extended the maturity date to December 2021. The credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.25% as of September 30, 2017, but this margin can range from 1.25% to 2.0% based on our consolidated net leverage ratio as defined in the credit facility. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.20% as of September 30, 2017, but this fee can range from 0.20% to 0.30% based on our consolidated net leverage ratio as defined in the credit facility.  Due to increased borrowings under this facility as a result of the acquisition of ETD, the borrowing margin is scheduled to increase to 1.50% during the second quarter of fiscal 2018.  Our borrowings under the credit agreement are guaranteed by certain of our U.S. based subsidiaries and are secured by substantially all of our and certain subsidiaries’ assets. The agreement contains various representations and warranties, affirmative, negative and financial covenants and conditions of default customary for financing agreements of this type. As of September 30, 2017, there was $214.0 million of borrowings outstanding under the revolving credit facility and $33.1 million outstanding under the letters of credit sub facility. The amount available to borrow under the credit facility as of September 30, 2017 was $277.9 million. Under the terms of the revolving credit facility, loan amounts may be borrowed, repaid and re-borrowed during the term. Although the principal amount of each revolving loan is due and payable in full on the maturity date, we have the right to repay each revolving loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under this revolving facility. Therefore, borrowings under the credit facility are included in current liabilities. As of September 30, 2017, we are in compliance with all covenants under this credit facility.

1.25% Convertible Senior Notes Due 2022

In February 2017, we issued $287.5 million of 1.25% convertible senior notes due 2022 (the “Notes”) in a private offering. The Notes are governed by an indenture dated February 22, 2017. The maturity for the payment of principal is September 1, 2022. The Notes bear interest at the rate of 1.25% and are payable in cash semiannually in arrears on each March 1 and September 1, commencing on September 1, 2017. The Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of OSI Systems, Inc. and our subsidiaries, as well as any of the existing and future indebtedness that may be guaranteed by our subsidiaries to the extent of such guarantee (including the guarantees of certain of our subsidiaries under our existing revolving credit facility).

The Notes are convertible prior to March 1, 2022 only upon specified events and during specified periods and are, thereafter convertible, at any time, in each case at an initial conversion rate of 9.3056 per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $107.46 per share or a 38.5% premium to our stock price at the time of the issuance. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Notes may be settled, at our election, in shares of our Common Stock, cash or a combination of cash and shares of Common Stock. We have initially elected a combination settlement method to satisfy the conversion obligation, which allows us to settle the principal amount of the Notes in cash and to settle the excess conversion value, if any, in shares, as well as cash in lieu of fractional shares.

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

Pursuant to ASC 470-20, we allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long term debt in the consolidated balance sheet and is amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for three months ended September 30, 2017 was $3.0 million, which consists of $0.9 million of contractual interest expense, $1.8 million of amortization of the debt discount and $0.3 million of amortization of debt issuance costs. As of September 30, 2017, the unamortized debt discount was $40.8 million and is being amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.50%. The unamortized debt issuance cost of $5.8 million as of September 30, 2017 is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes. Based on our September 30, 2017 stock price of $91.37 per share, the “if-converted” value of the Notes did not exceed the principal amount.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of September 30, 2017, $61.1 million was outstanding under these letter-of-credit facilities. As of September 30, 2017, the total amount available under these credit facilities was $13.6 million.

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

Long-term debt consisted of the following (in thousands):

	June 30, 2017	September 30, 2017
1.25% convertible notes due 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(42,602)	(40,799)
Unamortized debt issuance costs	(6,073)	(5,779)
1.25% convertible notes due 2022, net of unamortized discount and debt issuance costs	238,825	240,922
Term loans	3,700	3,304
Other long-term debt	1,621	1,476
	244,146	245,702
Less current portion of long-term debt	(2,396)	(2,286)
Long-term portion of debt	$241,750	$243,416

7. Stockholders’ Equity

Stock-based Compensation

As of September 30, 2017, we maintained two share based employee compensation plans: the 2012 Incentive Award Plan (“2012 Plan”) and the Amended and Restated 2006 Equity Participation Plan (“2006 Plan”). Upon stockholder approval of the 2012 Plan, we ceased to make grants under the 2006 Plan. In addition, pursuant to the acquisition of AS&E, we assumed two share based employee compensation plans: the AS&E 2005 Equity and Incentive Plan (“2005 AS&E Plan”) and the AS&E 2014 Equity and Incentive Plan (“2014 AS&E Plan”). No new RSU grants will be made under the 2005 AS&E Plan or the 2014 AS&E Plan. The 2012 Plan, the 2006 Plan, the 2005 AS&E Plan and the 2014 AS&E Plan are collectively referred to as the “OSI Plans”.

We recorded stock based compensation expense in the consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,
	2016	2017
Cost of goods sold	$295	$241
Selling, general and administrative	5,060	5,111
Research and development	55	135
Stock based compensation expense	5,410	5,487

As of September 30, 2017, total unrecognized compensation cost related to share based compensation grants were estimated at $0.6 million for stock options and $29.7 million for RSUs under the OSI Plans. We expect to recognize these costs over a weighted average period of 1.9 years with respect to the stock options and 1.8 years for grants of RSUs.

The following summarizes stock option activity during the three months ended September 30, 2017:

		Weighted Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2017	780,671	$30.00
Granted	6,492	$79.23
Exercised	(80,101)	$21.93
Expired or forfeited	(750)	$53.28
Outstanding at September 30, 2017	706,312	$31.34	3.4 years	$42,401
Exercisable at September 30, 2017	670,471	$29.02	3.1 years	$41,802

The following summarizes RSU award activity during the three months ended September 30, 2017:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2017	611,687	$65.85
Granted	320,837	$72.98
Vested	(372,248)	$65.49
Forfeited	(10,051)	$67.86
Nonvested at September 30, 2017	550,225	$70.22

As of September 30, 2017, there were approximately 0.7 million shares available for grant under the 2012 Plan.  Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 155,488 and 117,346 performance-based RSUs during the three months ended September 30, 2016 and 2017, respectively. These performance-based RSUs are contingent on the achievement of certain performance metrics. The payout can range from zero to 250% of the original number of shares or units awarded.

Share Repurchase Program

In April 2016, the Board of Directors authorized a stock repurchase program of up to 1.0 million shares.  During the three months ended September 30, 2017, no shares were repurchased under this program, which leaves available 872,481 shares under this program. This program does not automatically expire unless the Board acts to terminate the program. Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of common stock issued and outstanding in the consolidated financial statements.

8. Retirement Benefit Plans

We sponsor various retirement benefit plans including qualified and nonqualified defined benefit pension plans for our employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended September 30,
	2016	2017
Service cost	$224	$216
Interest cost	7	8
Amortization of prior service cost	70	70
Net periodic pension expense	$301	$294

For the three months ended September 30, 2016, we made no contributions to these defined benefit plans. For the three months ended September 30, 2017, we made contributions of $0.7 million to these defined benefit plans.

In addition, we maintain various defined contribution plans. For the three months ended September 30, 2016 and 2017, we made contributions of $1.2 and $1.6 million, respectively, to these defined contribution plans.

9. Commitments and Contingencies

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones by the acquired operations. The maximum amount of such future payments under arrangements with contingent consideration caps is $26.4 million as of September 30, 2017. In addition, we are required to make royalty payments through 2022 based on the license of, or sales of products containing, the technology of CXR Limited, a company acquired in 2004.

For acquisitions that occurred through the end of fiscal year 2009, we account for such contingent payments as an addition to the purchase price of the acquired business. For acquisitions after fiscal 2009, pursuant to Financial Accounting Standard 141R, which was codified into ASC 805, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition with subsequent revisions recorded in Selling, general and administrative expense in the consolidated financial statements. The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, which may include projected revenues, gross margins, operating income, estimated probability of achieving and the estimated probability of earn-out payments being made. These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute the contingent earnout liability. The following table reconciles the contingent earnout liability, which is included in Other accrued expenses and current liabilities, and Other long-term liabilities in the accompanying consolidated balance sheets, from June 30, 2017 to September 30, 2017:

Beginning fair value, June 30, 2017	$11,840
Addition of contingent earn-out obligations	3,519
Remeasurement of fair value for contingent earn-out obligations	(975)
Payments on contingent earn-out obligations	(482)
Ending fair value, September 30, 2017	$13,902

Environmental Contingencies

We are subject to various environmental laws. Our practice is to conduct appropriate environmental investigations at our manufacturing facilities in North America, Asia Pacific, and Europe, and, to the extent practicable, on all new properties in order to identify, as of the date of such investigation, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, we have conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

We continue to investigate contamination of the soil and groundwater beneath the Hawthorne, California facility that resulted from unspecified on and off site releases we believe occurred prior to our occupancy. We believe the releases are of a historical nature and not uncommon to the region in general. We continue to take voluntary actions, in cooperation with the local governing agency, to fully investigate the site in order to develop appropriate remedial actions.

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

Indemnifications

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of September 30, 2017.

Product Warranties

We offer our customers warranties on many of the products that we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The warranty provision is included in the Other accrued expenses and current liabilities in the consolidated balance sheets.

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended September 30,
	2016	2017
Balance at beginning of period	$15,948	$15,178
Additions and adjustments	2,822	4,259
Reductions for warranty repair costs	(1,474)	(2,138)
Balance at end of period	$17,296	$17,299

Legal Proceedings

Our acquired subsidiary, AS&E, has been the subject of an investigation by the Office of the Inspector General of the U.S. General Services Administration (“GSA”). The investigation relates to AS&E’s discount practices and compliance with the pricing provisions of AS&E’s GSA Schedule contract prior to the date of acquisition. The investigation could lead to claims or findings of violations of the False Claims Act in connection with AS&E’s GSA contracting activity. Violations of the False Claims Act could result in the imposition of damages (up to treble damages) plus civil penalties in some cases, and we have been incurring legal costs and expect to incur further legal costs in connection with the investigation. We and AS&E continue to cooperate with the GSA investigation and management believes that an appropriate accrual for this uncertainty has been provided in the accompanying condensed consolidated financial statements.

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

10. Income Taxes

The provision for income taxes is determined using an effective tax rate that is subject to fluctuations during the year as new information is obtained.  The assumptions used to estimate the annual effective tax rate include factors such as the mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, increases or decreases in uncertain tax positions, utilization of research and development tax credits, changes in or the interpretation of tax laws in jurisdictions where we conduct business and certain tax elections. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers. We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, the provision for income taxes will increase or decrease in the period such determination is made.  We believe it is more likely than not that a portion of the Company’s deferred income tax assets, for which no valuation allowance has been recorded, may expire unused.  Accordingly, during the three months ended September 30, 2017, we increased our valuation allowance by $5.3 million.  The impact of the increase in valuation allowance was partially offset by a tax benefit for equity-based compensation of $4.3 million under ASU 2016-09 during the quarter resulting in an effective tax rate of 32.9%.  Excluding the net impact of these discrete tax items, our effective tax rate for the three months ended September 30, 2017 was 28.3% as compared to 28.0% for the comparable prior-year period.

11. Segment Information

We have determined that we operate in three identifiable industry segments: (a) security and inspection systems (Security division), (b) medical monitoring and anesthesia systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). We also have a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses; expenses related to stock issuances and legal, audit and other professional service fees not allocated to product segments. Both the Security and Healthcare divisions comprise primarily end product businesses whereas the businesses of the Optoelectronics and Manufacturing division primarily supply components and subsystems to OEM customers, including to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies of the Form 10-K for the fiscal year ended June 30, 2017.

The following tables present the operations and identifiable assets by industry segment (in thousands):

	Three Months Ended September 30,
	2016	2017
Revenues (1) — by Segment:
Security division	$123,709	$162,245
Healthcare division	45,650	45,529
Optoelectronics and Manufacturing division, including intersegment revenues	56,954	58,926
Intersegment revenues elimination	(5,458)	(9,567)
Total	$220,855	$257,133

	Three Months Ended September 30,
	2016	2017
Operating income (loss) — by Segment:
Security division	$9,350	$22,693
Healthcare division	(3,264)	847
Optoelectronics and Manufacturing division	4,650	5,175
Corporate	(9,013)	(8,753)
Eliminations (2)	376	(568)
Total	$2,099	$19,394

	June 30,	September 30,
	2017	2017
Assets— by Segment:
Security division	$785,230	$899,035
Healthcare division	186,021	166,937
Optoelectronics and Manufacturing division	196,567	199,617
Corporate	64,959	89,192
Eliminations (2)	(2,690)	(3,257)
Total	$1,230,087	$1,351,524

(1)        For both of the three months ended September 30, 2016 and 2017, one customer, SAT in Mexico, accounted for approximately 13% of total net revenues.

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

This management’s discussion and analysis of financial condition as of September 30, 2017 and results of operations for the three months ended September 30, 2017 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2017.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives and future financial position, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “plan,” “project,” “believe,” “expect,” “may,” “could,” “likely to,” “should,” or “will,” or similar expressions or by discussions of strategy that involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Statements in this Quarterly Report on Form 10-Q that are forward-looking are based on current expectations, and actual results may differ materially. These forward-looking statements should be considered in light of numerous risks and uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, we could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts (including the contract with the Mexican government scheduled to expire in January 2018); delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; impact of volatility in oil prices; unfavorable currency exchange rate fluctuations; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our ongoing investigations and compliance reviews, contract and regulatory compliance matters, and actions, if brought, resulting in judgments, settlements, fines, injunctions, debarment and/or penalties, as well as other risks and uncertainties, including, but not limited to, those detailed herein and from time to time in our other Securities and Exchange Commission filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 56% and 63% of our total consolidated revenues for the three months ended September 30, 2016 and 2017, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology, and anesthesia delivery and ventilation systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 21% and 18% of our total consolidated revenues for the three months ended September 30, 2016 and 2017, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for approximately 23% and 19% of our total consolidated revenues for the three months ended September 30, 2016 and 2017, respectively.

Acquisition Activity.  During the three months ended September 30, 2017, we completed the acquisition of the global explosive trace detection business (“ETD”) from Smiths Group plc. The ETD operations are included in our Security division.  We financed the total estimated purchase price of $80.5 million with a combination of cash on hand and borrowings under our existing revolving bank line of credit. Also, during the same the period, our Security division completed an acquisition of a technology company that was determined to be immaterial by management.

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

Healthcare Considerations.    The results of our operations have been adversely impacted by issues associated with significant product launches within our Healthcare division. Although we believe that our recent performance indicates significant progress in resolving the issues surrounding these product launches, the impact from these issues may continue to adversely impact our results of operations for additional periods. Additionally, there have been numerous efforts advanced by the Trump administration and Congress to repeal, replace, or modify the Affordable Care Act, which has created uncertainty in the healthcare industry and has adversely impacted, and may continue to adversely impact, our results of operations.

European Union Threat Detection Standards.    The European Union has implemented regulations for all airports within the EU to have hold baggage screening systems that are compliant with the European Civil Aviation Conference (ECAC) Standard 3 beginning in 2020. However, this deadline could potentially be delayed. Our Security division’s RTT® product has passed the ECAC explosive detection system Standard 3 threat detection requirement.

Mexico SAT Contract.  Our contract with the Mexican government to provide a turnkey security screening solution at various locations throughout the country is scheduled to expire in January 2018. Revenue attributable to this contract comprised approximately 13% of our total revenue for the three months ended September 30, 2017. The termination, non-renewal or reduction in scope of this contract, or the renewal of this contract with reduced scope or pricing or on other modified terms, even if for reasons unrelated to the quality of our products or services, could have a material adverse effect on our business, financial condition and results of operations, including, but not limited to, impairment of capital assets purchased or manufactured specifically for this contract.

Results of Operations for the Three Months Ended September 30, 2016 (Q1 2017) Compared to Three Months Ended September 30, 2017 (Q1 2018) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	Q1	% of	Q1	% of
	2017	Net Sales	2018	Net Sales	$ Change	% Change
Security	$123.7	56%	$162.2	63%	$38.5	31%
Healthcare	45.7	21%	45.5	18%	(0.2)	—%
Optoelectronics / Manufacturing	57.0	26%	58.9	23%	1.9	3%
Less inter-divisions sales	(5.5)	(3)%	(9.5)	(4)%	(4.0)	73%
Total Net Revenues	$220.9	100%	$257.1	100%	$36.2	16%

Revenues for the Security division for the three months ended September 30, 2017 increased as a results of increased revenue from the sale of cargo and vehicle inspection systems and related services, primarily driven by the performance of AS&E, which was acquired in September 2016; increased revenues from checkpoint products and services and $21.7 million of revenue related to ETD acquired in July 2017.  These increases were partially offset by decreased revenue attributable to sales of the RTT® hold baggage product, which is largely driven by the timing of order fulfillment as bookings for our RTT product significantly exceeded revenue during the quarter.

Revenues for the Healthcare division for the three months ended September 30, 2017 decreased slightly as a result of the sale of a non-core European-based cardiology business in the third quarter of the prior fiscal year.  Excluding the impact of this divestiture, revenues increased by 10% from the prior-year period.  This increase was due to a significant increase in patient monitoring and cardiology sales in the North American market, which we believe indicates that we are continuing to emerge from the challenging hospital spending environment and the impact from issues associated with new product launches in recent years. This increase was partially offset by a decrease in anesthesia delivery revenues.

Revenues for the Optoelectronics and Manufacturing division for the three months ended September 30, 2017 increased as a result of increased sales by our commercial optoelectronics business and increased sales to the Security and Healthcare divisions in conjunction with increased sales activity in these divisions.  These increases were partially offset by decreased sales in our contract manufacturing business within North America.

Gross Profit

	Q1	% of	Q1	% of
	2017	Net Sales	2018	Net Sales
Gross profit	$68.1	30.8%	$91.3	35.5%

Gross profit during the three months ended September 30, 2017 increased as a result of increased sales and a higher consolidated gross profit margin.  The gross profit margin primarily increased due to product mix within our Security division as the gross profit margins of the products and services within AS&E and ETD are higher than product sales in the rest of the Security division business.    In addition, a favorable sales mix within the Optoelectronics and Manufacturing division increased the gross profit margin as our commercial optoelectronics business typically earns a higher gross profit margin than our contract manufacturing business and, as discussed above, the commercial optoelectronics business grew during the quarter while the contract manufacturing business contracted.

Operating Expenses

	Q1	% of	Q1	% of
	2017	Net Sales	2018	Net Sales	$ Change	% Change
Selling, general and administrative	$43.5	19.7%	$55.7	21.7%	$12.2	28.0%
Research and development	12.5	5.7%	15.1	5.9%	2.6	20.8%
Impairment, restructuring and other charges	10.0	4.5%	1.1	0.4%	(8.9)	(89.0)%
Total operating expenses	$66.0	29.9%	$71.9	28.0%	$5.9	8.9%

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. SG&A expense increased primarily within our Security division as a result of the timing of acquisitions and to support the higher sales level in the division.  This increase was partially offset by reduced costs in our Healthcare division.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. The increase in R&D spending during the three months ended September 30, 2017 was due to the timing of acquisitions and increased investment in our Security division, which were partially offset by reduced costs in our Healthcare division.

Impairment, restructuring and other charges. Impairment, restructuring and other charges generally consist of the write-down of assets that we believe are permanently impaired, non-recurring charges related to reductions in our workforce, other opportunities to improve operational efficiency, costs related to acquisition activity and other non-recurring charges. Such charges in the current-year period included $0.8 million of acquisition costs primarily related to the acquisition of ETD and $0.3 million of employee termination and facility closure costs for restructuring activities.  During the comparable prior-year period, such costs included $5.4 million of costs associated with abandoning technology, $3.9 million of acquisition-related costs and $0.7 million of employee termination and facility closure/consolidation costs.

Other Income and Expenses

Interest expense, net. For the three months ended September 30, 2017, interest and other expense, net amounted to $4.3 million as compared to $1.2 million in the comparable prior-year period.  This increase was driven by higher levels of borrowing under our revolving credit facility primarily due to the acquisitions of AS&E in September 2016 and ETD in July 2017, the purchase of our AS&E facility in Billerica, MA in September 2017 and the Notes issued in February 2017.  Interest expense in the current-year period included $1.8 million of non-cash interest expense related to the Notes (see Note 6 to the condensed consolidated financial statements for further discussion).

Income taxes. The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries. For the three months ended September 30, 2017, our income tax provision was $5.0 million, compared to a tax provision of $0.3 million for the comparable prior-year period. The effective tax rate for the three months ended September 30, 2017 was 32.9%.  Excluding the net impact of discrete tax items of $0.7 million of additional tax expense, our effective tax rate for the three months ended September 30, 2017 was 28.3%, compared to 28.0% in the prior-year period.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility.  Cash and cash equivalents totaled $192.0 million as of September 30, 2017, an increase of $22.3 million, or 13%,from $169.7 million as of June 30, 2017.  During the three months ended September 30, 2017, we generated $35.1 million of cash flow from operations. We utilized cash from operations and borrowings from our revolving line of credit as follows: (i) $83.6 million for acquisition of businesses; (ii) $24.9 million invested in capital expenditures and intangible and other assets; and (iii) $18.8 million for the repurchase of our Common Stock for net share settlement of equity awards.  If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future.  In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit, as accounting earnings in the U.S. are not necessarily indicative of cash flows since earnings are generally reduced by non-cash expenses including depreciation, amortization, and stock-based compensation.

We have a five-year revolving credit facility maturing in December 2021 that allows us to borrow up to $525 million. As of September 30, 2017, there was $214.0 million outstanding under the revolving credit facility and $33.1 million outstanding under the letters-of-credit sub-facility.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the three months ended September

30, 2017, we generated cash from operations of $35.1 million compared to using cash of $1.9 million in the prior-year period for an improvement of $37.0 million, which was driven by increased profitability and improved working capital metrics.

Cash Used in Investing Activities. Net cash used in investing activities was $108.5 million for the three months ended September 30, 2017 as compared to $191.5 million used for the three months ended September 30, 2016.  During the three months ended September 30, 2017, we used cash of $80.5 million for the acquisition of ETD and $19.8 million to purchase the AS&E facility.

Cash Provided by Financing Activities. Net cash provided by financing activities was $95.4 million for the three months ended September 30, 2017, compared to $212.6 million provided by financing activities for the three months ended September 30, 2016. During the three months ended September 30, 2017, our primary source of financing was $111 million borrowed under our revolving credit facility.  This source of funds was partially offset by $18.8 million used for taxes paid for the repurchase of our Common Stock for net share settlement of equity awards.

Borrowings

See Note 6 to the condensed consolidated financial statements for discussion regarding our revolving credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash, cash equivalents, and investments totaled $192.0 million at September 30, 2017. Of this amount, approximately 99% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Mexico, Malaysia and the United Kingdom, and to a lesser extent in India, Singapore, Germany and China among others. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event that funds from foreign operations are needed to fund operations in the United States and if U.S. taxes have not been previously provided on the related earnings, we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

We did not repurchase any shares during the quarter ended September 30, 2017.

Dividend Policy

We have not paid any cash dividends since our initial public offering in 1997 and we do not currently intend to pay any cash dividends in the foreseeable future. Our Board of Directors will determine the payment of future cash dividends, if any. Certain of our current bank credit facilities restrict the payment of cash dividends and future borrowings may contain similar restrictions.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.  See Notes 6 and 9 to the condensed consolidated financial statements for further discussion regarding significant changes in those obligations during the first three months of fiscal 2018.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of those pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three months ended September 30, 2017, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

We are subject to interest rate risk on our borrowings under our bank lines of credit. Consequently, our interest expense fluctuates with changes in the general level of these interest rates as we borrow any amounts under these facilities.

Foreign Currency

Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. We conduct business in more than 20 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss. Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a gain of $1.0 million and a loss of $0.1 million during the three months ended September 30, 2016 and September 30, 2017, respectively.  Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $3.0 million in the first quarter of fiscal 2018. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $3.0 million in the first quarter of fiscal 2018.

Use of Derivatives

Our current use of derivatives consists of an interest rate swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had an interest rate swap of $3.3 million outstanding as of September 30, 2017.

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

Inflation

We do not believe that inflation had a material impact on our results of operations.

Interest Rate Risk

We classify all highly liquid investments with maturities of three months or less as cash equivalents and record them on our balance sheet at fair value.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). As discussed in our Annual Report for the fiscal year ended June 30, 2017, our management identified a material weakness in our internal control over non-routine transactions, including business combinations. Based upon management’s review and evaluation, as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange

Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding this material weakness, management has concluded that our consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Remediation Efforts to Address Material Weakness

We are in the process of designing and implementing certain remediation measures to address the material weakness and enhance our internal control over financial reporting. We have begun and continue to plan to take the following actions to improve the design and operating effectiveness of our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Other than remediation measures described above, there were no changes in our internal control over financial reporting during the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission on September 7, 2017, which describe various risks and uncertainties which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1

Equity Purchase Agreement, dated as of May 31, 2017, by and among OSI Systems, Inc., OSI (Holdings) Company Limited, Smiths Detection, LLC, Smiths Detection United Kingdom Limited, Smiths Detection (Australia) Pty Ltd, and Smiths Detection Group Limited (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the OSI Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)         Previously filed with our Current Report on Form 8-K filed on June 1, 2017.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 30th day of October 2017.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer