Form 10-Q
period 2017-12-31
OSI SYSTEMS INC
filed 2018-02-06
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of January 31, 2018, there were 19,019,435 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

	June 30,	December 31,
	2017	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$169,650	$211,973
Accounts receivable, net	206,526	208,454
Inventories	248,510	281,033
Prepaid expenses and other current assets	28,314	31,051
Total current assets	653,000	732,511
Property and equipment, net	141,539	143,270
Goodwill	242,129	285,880
Intangible assets, net	118,450	139,104
Deferred income taxes	34,897	2,410
Other assets	40,072	43,584
Total assets	$1,230,087	$1,346,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$103,000	$195,000
Current portion of long-term debt	2,396	2,279
Accounts payable	76,121	74,606
Accrued payroll and related expenses	34,621	36,641
Advances from customers	37,934	64,350
Other accrued expenses and current liabilities	92,062	98,304
Total current liabilities	346,134	471,180
Long-term debt	241,750	245,181
Deferred income taxes	20,681	38,381
Other long-term liabilities	52,309	61,943
Total liabilities	660,874	816,685
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value —authorized, 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value — authorized, 100,000,000 shares; issued and outstanding, 18,689,568 shares at June 30, 2017 and 18,978,031 shares at December 31, 2017	222,529	218,343
Retained earnings	363,872	327,078
Accumulated other comprehensive loss	(17,188)	(15,347)
Total stockholders’ equity	569,213	530,074
Total liabilities and stockholders’ equity	$1,230,087	$1,346,759

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2017	2016	2017
Net revenues:
Products	$166,590	$181,393	$320,047	$347,046
Services	75,958	96,135	143,356	187,615
Total net revenues	242,548	277,528	463,403	534,661
Cost of goods sold:
Products	118,517	122,464	231,638	236,644
Services	41,436	53,434	81,083	105,116
Total cost of goods sold	159,953	175,898	312,721	341,760
Gross profit	82,595	101,630	150,682	192,901
Operating expenses:
Selling, general and administrative	51,544	60,098	95,097	115,745
Research and development	12,938	15,088	25,416	30,188
Impairment, restructuring and other charges	9,420	8,297	19,377	9,427
Total operating expenses	73,902	83,483	139,890	155,360
Income from operations	8,693	18,147	10,792	37,541
Interest and other expense, net	(1,981)	(5,282)	(3,139)	(9,531)
Income before income taxes	6,712	12,865	7,653	28,010
Provision for income taxes	1,879	59,816	2,143	64,804
Net income (loss)	$4,833	$(46,951)	$5,510	$(36,794)
Earnings per share:
Basic	$0.25	$(2.47)	$0.29	$(1.95)
Diluted	$0.25	$(2.47)	$0.28	$(1.95)
Shares used in per share calculation:
Basic	19,036	18,971	18,989	18,874
Diluted	19,653	18,971	19,620	18,874

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2017	2016	2017
Net income (loss)	$4,833	$(46,951)	$5,510	$(36,794)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,199)	326	(5,000)	1,906
Other	40	(93)	119	(65)
Other comprehensive income (loss)	(4,159)	233	(4,881)	1,841
Comprehensive income (loss)	$674	$(46,718)	$629	$(34,953)

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Six Months Ended December 31,
	2016	2017
Cash flows from operating activities:
Net income (loss)	$5,510	$(36,794)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,175	41,656
Stock based compensation expense	14,059	11,740
Deferred income taxes	93	50,696
Amortization of debt discount and issuance costs	—	4,262
Impairment charges	5,418	3,144
Other	135	885
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(12,550)	12,054
Inventories	14,216	(21,700)
Prepaid expenses and other current assets	(12,028)	(6,273)
Accounts payable	(966)	(6,647)
Accrued payroll and related expenses	1,716	12
Advances from customers	(20,055)	26,405
Other	(9,458)	5,261
Net cash provided by operating activities	18,265	84,701
Cash flows from investing activities:
Acquisition of property and equipment	(4,329)	(32,009)
Acquisition of businesses, net of cash acquired	(189,014)	(84,436)
Acquisition of intangible and other assets	(2,735)	(1,068)
Net cash used in investing activities	(196,078)	(117,513)
Cash flows from financing activities:
Net borrowings on bank lines of credit	224,000	92,000
Proceeds from long-term debt	240	295
Payments on long-term debt	(1,440)	(1,249)
Proceeds from exercise of stock options and employee stock purchase plan	6,457	3,828
Repurchase of common shares	(7,367)	—
Taxes paid related to net share settlements of equity awards	(9,015)	(19,754)
Net cash provided by financing activities	212,875	75,120
Effect of exchange rate changes on cash	(1,184)	15
Net increase in cash and cash equivalents	33,878	42,323
Cash and cash equivalents—beginning of period	104,370	169,650
Cash and cash equivalents—end of period	$138,248	$211,973
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$2,918	$3,783
Income taxes	$12,665	$11,929

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

We have three reporting segments: (i) Security, providing security inspection systems, turnkey security screening solutions and related services; (ii) Healthcare, providing patient monitoring, diagnostic cardiology, and anesthesia systems, and related services; and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare divisions as well as to external original equipment manufacturer (“OEM”) customers and end users for applications in the defense, aerospace, medical and industrial markets, among others.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The results of operations for the six months ended December 31, 2017 are not necessarily indicative of the operating results to be expected for the full 2018 fiscal year or any future periods.

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

Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method.  Stock options and stock awards to purchase 0.1 million shares of common stock for each of the six months ended December 31, 2016 and December 31, 2017 and the three months ended December 31, 2017 were excluded from the calculation because to include such options and awards would have been antidilutive. During the three months ended December 31, 2016, the number of stock options and stock awards excluded from the calculation because they were antidilutive was de minimis. For each of the periods presented where we reported a net loss, the effect of all potentially dilutive securities would be antidilutive, and, as a result, diluted net loss per common share is the same as basic net loss per common share.   Prior to our adoption of ASU 2016-09 in the fourth quarter of fiscal 2017, we included tax benefits in assessing whether equity awards were dilutive and in our calculations of weighted average diluted shares under the treasury stock method. The underlying equity component of the 1.25% convertible senior notes discussed in Note 6 to the condensed consolidated financial statements will have no impact on diluted earnings per share until the average price of our common stock exceeds the conversion price because the principal amount of the Notes is intended to be settled in cash upon conversion.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2017	2016	2017
Net income (loss) available to common stockholders	$4,833	$(46,951)	$5,510	$(36,794)

Weighted average shares outstanding—basic	19,036	18,971	18,989	18,874
Dilutive effect of equity awards	617	—	631	—
Weighted average shares outstanding—diluted	19,653	18,971	19,620	18,874

Basic earnings (loss) per share	$0.25	$(2.47)	$0.29	$(1.95)
Diluted earnings (loss) per share	$0.25	$(2.47)	$0.28	$(1.95)

Cash Equivalents

We consider all highly liquid investments purchased with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $212.0 million at December 31, 2017. Nearly all of this amount was held by our foreign subsidiaries located primarily in Mexico, Singapore, Malaysia and the United Kingdom, and to a lesser extent in India, Canada, Germany and China among others.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. “Level 1” category includes assets and liabilities at the quoted prices in active markets for identical assets and liabilities. “Level 2” category includes assets and liabilities from observable inputs other than quoted market prices. “Level 3” category includes assets and liabilities for which valuation techniques are unobservable and significant to the fair value measurement. There were no assets where “Level 3” valuation techniques were used. As further discussed in Note 9 to the condensed consolidated financial statements, our contingent payment obligations related to acquisitions are valued using “Level 3” valuation techniques. Such obligations are measured at fair value on a recurring basis. The fair values of our financial assets and liabilities as of June 30, 2017 and December 31, 2017 are categorized as follows (in thousands):

	June 30, 2017				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$254	$—	$—	$254	$284	$—	$—	$284
Insurance company contracts	—	26,940	—	26,940	—	30,941	—	30,941
Interest rate swap agreement	—	20	—	20	—	21	—	21
Total assets	$254	$26,960	$—	$27,214	$284	$30,962	$—	$31,246
Liabilities—contingent payment obligations	$—	$—	$11,840	$11,840	$—	$—	$14,721	$14,721

Derivative Instruments and Hedging Activity

Our use of derivatives consists of an interest rate swap agreement. The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to variable, LIBOR based debt for the duration of the term loan described in Note 6. The interest rate swap matures in October 2019. The interest rate swap is considered an effective cash flow hedge and, as a result, the net gains or losses on such instrument were reported as a component of Other comprehensive income (loss) in the consolidated financial statements and will be reclassified to the statement of operations when the hedge transaction settles.

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

Goodwill Impairment

Goodwill represents the excess purchase price over the estimated fair value of the assets acquired less liabilities assumed in a business combination. Goodwill is allocated to our segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is tested for impairment annually during our second quarter and more frequently if there is an indicator of impairment. We assess qualitative factors of each of our three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.

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

Proportional Performance.  In connection with our agreement with the Servicio de Administración Tributaria (“SAT”) in Mexico, revenue has been recognized based upon proportional performance, measured by the actual number of labor hours incurred divided by the total estimated number of labor hours for the project. The impact of changes in the estimated labor hours to service the agreement is reflected in the period during which the change becomes known. In the SAT agreement, customer billings may be submitted for several separate deliverables, including monthly services, activation of services, training of customer personnel and consultation on the design and location of security scanning operations, among others. In the event that payments received from the customer exceed revenue recognition, deferred revenue is recorded.  In January 2018, we entered into a new, two-year contract with SAT to continue providing security screening services.  Revenue under the new contract is expected to be recognized as services are performed.

New Accounting Pronouncements and Policies

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) amending revenue recognition requirements for multiple deliverable revenue arrangements. This update provides guidance on how revenue is recognized for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for fiscal years beginning after December 15, 2017 and for interim reporting periods within such fiscal years. Earlier adoption is permitted for fiscal years beginning after December 15, 2016, including interim reporting periods within such fiscal years. We are currently evaluating our business and contracts to determine any changes to accounting policies or processes necessary to adopt the requirements of the new standard and are in the process of selecting a transition method. Our preliminary evaluation of the impact of this ASU is that it will not have a material impact on our financial condition or results of operations. However, the adoption of this ASU will result in expanded disclosures.

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

In August 2016, the FASB issued an ASU to address the diverse classifications being applied to cash receipts and payments in reporting companies’ cash flow statements.  This ASU addresses eight specific cash flow issues to reduce diversity in practice. This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within such fiscal years. We have not yet adopted this ASU and are currently evaluating the impact it may have on our financial condition and results of operations.

In January 2017, FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2, the computation of the implied fair value of goodwill to determine the amount of impairment, from the goodwill impairment test. In computing the implied fair value of goodwill for Step 2 under current accounting standards, we calculate the fair value of our assets and liabilities as if acquired or assumed in a business combination. Under the amendments in this update, we will determine the amount of goodwill impairment by comparing the Step 1 fair value of a reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its Step 1 fair value, a goodwill impairment charge is recognized. The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We elected to early adopt the new standard effective October 1, 2017, because the ASU significantly simplifies the evaluation of goodwill for impairment. The adoption of this standard did not have an impact on our financial condition and results of operations.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). In connection with the enactment of the Tax Act, we recognized a charge of $56 million in the second quarter of fiscal 2018. The charge included our current estimate of the tax on accumulated overseas profits and the revaluation of deferred tax assets and liabilities. As we have a June 30 fiscal year end, the Tax Act’s lower corporate tax rate will be phased in, and is expected to result in a U. S. statutory federal tax rate of approximately 28% for the fiscal year ending June 30, 2018.  The provisional estimates are based on our initial analysis of the Tax Act.  The changes included in the Tax Act are broad and complex.   The final impacts of the Tax Act may differ materially from the amounts estimated due to, among other things, changes in interpretation of the Tax Act, any legislative action that may be taken to address questions arising due to the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act or any updates or changes to estimates we have utilized to calculate the impacts, including impacts from changes to current year earnings estimates and foreign exchange rates.   The Securities and Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.  We currently anticipate finalizing and recording any resulting adjustments during the 2018 calendar year.

2.  Business Combinations

Under ASU 805, the acquisition method of accounting requires us to record assets acquired less liabilities assumed in an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase price over the estimated fair value of the assets acquired and liabilities assumed should be recorded as goodwill.   Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding adjustments to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Acquisition of Explosive Trace Detection Business

On July 7, 2017, we acquired the global explosive trace detection business (“ETD”) from Smiths Group plc. We financed the total purchase price of $80.5 million with a combination of cash on hand and borrowings under our existing revolving bank line of credit.

Due to the timing and complexity of the transaction, we are in the process of finalizing our valuation of the assets acquired and liabilities assumed. As of December 31, 2017, the valuation of certain assets and liabilities of ETD were preliminary in nature as we are awaiting the conclusion of the valuation of certain assets by a third party and resolution of accurately carving out certain assets and liabilities from the prior owners of the business. As a result, the ETD acquisition could necessitate the use of the full one year measurement period to establish the fair values of assets and liabilities as of the acquisition date, including intangible assets, goodwill, accounts receivable, inventory, deferred revenue, property and equipment, contractual obligations, income tax obligations, and certain reserves. Changes in the fair values of assets and liabilities from what was reported in our condensed consolidated financial statements for the three months ended September 30, 2017 are primarily a result of additional information that impacted our estimates of fair value and conformance to our accounting policies.  During the quarter ended December 31, 2017, goodwill increased by $2.5 million, driven primarily by additional accounts payable and other current liabilities identified as of the acquisition date. Further potential adjustments made could be material in relation to these preliminary values below (amounts in thousands):

Cash and cash equivalents	$4
Accounts receivable	12,113
Inventories	12,217
Property and equipment	1,599
Intangible assets	30,040
Other long-term assets	301
Accounts payable	(4,784)
Accrued payroll and related expenses	(2,339)
Deferred revenues — current	(2,011)
Accrued warranties	(1,629)
Other accrued expenses and current liabilities	(1,376)
Net assets acquired	44,135
Goodwill	36,332
Total consideration	$80,467

The goodwill is largely attributable to expected growth, intellectual capital and the assembled workforce of the ETD business.

Intangible assets are recorded at estimated fair value, as determined by management based on available information, which includes a preliminary valuation prepared by a third party. The fair value attributed to the intangible assets acquired was based on preliminary estimates, assumptions and other information compiled by management, including valuations that utilized established valuation techniques.  The value attributed to goodwill and intangible assets is partially non-deductible for income tax purposes.  The following table summarizes the fair value of acquired identifiable intangible assets as of the acquisition date (amounts in thousands):

	Weighted
	Average	Fair
	Lives	Value
Amortizable assets:
Developed technology	10 years	$13,220
Customer relationships	8 years	12,920
Backlog	2 years	3,500
Total amortizable assets		29,640
Non-amortizable asset — IPR&D		400
Total intangible assets		$30,040

The condensed consolidated statements of operations include $19.7 million of revenue and $2.6 million of income from operations from ETD for the three months ended December 31, 2017, and $41.4 million of revenue and $6.6 million of income from operations from ETD for the period from July 7, 2017 to December 31, 2017.

The following unaudited pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future. The following unaudited pro forma results of operations assume the ETD acquisition had occurred on July 1, 2016 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2017	2016	2017
Revenues	$266,167	$277,528	$502,918	$534,661
Income from operations	$13,328	$18,147	$17,769	$37,541

Significant pro forma adjustments incorporated into the pro forma results above include the recognition of additional amortization expense related to acquired intangible assets.  In addition, the pro forma results for the three and six months ended December 31, 2016 were carved out from the operations of the business when it was owned by its former parent.  As a result, these carve-out results have been prepared from the historical accounts of its former parent, and include revenues and expenses specifically identified to ETD, and allocations of certain overhead expenses.

Acquisition of American Science and Engineering

On September 9, 2016, we acquired by merger 100% ownership of American Science and Engineering, Inc. (“AS&E”), a leading provider of detection solutions for advanced cargo, parcel, and personnel inspection.  AS&E’s operations are included in our Security division. We financed the total cash merger consideration of $266 million with a combination of cash on hand and borrowing under our existing revolving bank line of credit, and also issued restricted stock units (“RSUs”) of the Company to replace RSUs previously issued by AS&E.  Immediately following the close of the acquisition, we used $69 million of AS&E’s existing cash on hand to pay down the revolving bank line of credit.  The valuation of the estimated fair value of the assets acquired and liabilities assumed as a result of this business combination has been finalized.

Other Acquisitions

In July 2017, we (through our Security division) completed an acquisition of a technology company. The acquisition purchase price was financed with cash on hand and was in an amount determined to be insignificant by management.

On January 12, 2018, we (through our Optoelectronics and Manufacturing division) acquired an electronics component designer and manufacturer for approximately $21 million plus up to $6 million in potential earnout consideration.  The acquisition was financed with cash on hand and borrowing under our existing revolving bank line of credit. The final purchase price is subject to customary adjustments relating to working capital. We have not completed the preliminary purchase price allocation as not all information required for the analysis was available.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2017	December 31, 2017

Accounts receivable	$216,089	$219,462
Less allowance for doubtful accounts	(9,563)	(11,008)
Total	$206,526	$208,454

	June 30, 2017	December 31, 2017

Raw materials	$129,645	$140,275
Work-in-process	65,454	77,922
Finished goods	53,411	62,836
Total	$248,510	$281,033

	Estimated
	Useful	June 30,	December 31,
	Lives	2017	2017
Land	N/A	$14,212	$17,129
Buildings, civil works and improvements	5 - 40 years	157,123	179,643
Leasehold improvements	1 - 12 years	9,025	9,308
Equipment and tooling	3 - 10 years	166,991	170,372
Furniture and fixtures	3 - 13 years	3,371	3,427
Computer equipment	3 - 5 years	17,991	19,054
Computer software	3 - 10 years	17,303	17,844
Computer software implementation in process	N/A	2,590	3,676
Construction in process	N/A	1,049	699
Total		389,655	421,152
Less accumulated depreciation and amortization		(248,116)	(277,882)
Property and equipment, net		$141,539	$143,270

In September 2017, we purchased the AS&E facility in Billerica, MA for a purchase price of $19.8 million.  Of this amount, $16.9 million was included in Buildings, civil works and improvements and $2.9 million was included in Land.  Depreciation expense was approximately $13.4 million and $16.8 million for the three months ended December 31, 2016 and 2017, respectively, and approximately $26.7 million and $33.0 million for the six months ended December 31, 2016 and 2017, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six month period ended December 31, 2017 were as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2017	$155,083	$40,129	$46,917	$242,129
Goodwill acquired or adjusted during the period	42,893	—	50	42,943
Foreign currency translation adjustment	148	107	553	808
Balance as of December 31, 2017	$198,124	$40,236	$47,520	$285,880

Intangible assets consisted of the following (in thousands):

		June 30, 2017			December 31, 2017
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	9 years	$26,753	$(6,291)	$20,462	$27,102	$(7,674)	$19,428
Patents	20 years	8,386	(1,676)	6,710	8,590	(1,518)	7,072
Developed technology	10 years	37,446	(5,530)	31,916	49,010	(7,431)	41,579
Customer relationships/backlog	7 years	38,289	(7,667)	30,622	54,554	(11,675)	42,879
Total amortizable assets		110,874	(21,164)	89,710	139,256	(28,298)	110,958
Non-amortizable assets:
Trademarks and trade names		25,540	—	25,540	24,546	—	24,546
IPR&D		3,200	—	3,200	3,600	—	3,600
Total intangible assets		$139,614	$(21,164)	$118,450	$167,402	$(28,298)	$139,104

Amortization expense related to intangible assets was $3.4 million and $4.5 million for the three month periods ended December 31, 2016 and 2017, respectively. For the six months ended December 31, 2016 and 2017, amortization expense was $5.5 million and $8.7 million, respectively. At December 31, 2017, the estimated future amortization expense was as follows (in thousands):

2018 (remaining 6 months)	$9,784
2019	19,577
2020	17,302
2021	16,756
2022	12,823
2023	11,745
2024 and thereafter, including assets that have not yet begun to be amortized	22,971
Total	$110,958

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in 2024 and thereafter in the table above. For the three months ended December 31, 2016 and 2017, we capitalized software development costs in the amount of $0.6 million and $0.2 million, respectively. For the six-month periods ended December 31, 2016 and 2017, we capitalized software development costs in the amount of $2.0 million and $0.3 million, respectively.

5. Impairment, restructuring and other charges

Impairment

During the three months ended September 30, 2016, we abandoned a product line in our Security division related to a technology we no longer support. As a result, $5.4 million of assets, including the intangible and fixed assets associated with this product line, were  written off as we determined that these assets have no value and were permanently impaired.

During the three months ended December 31, 2017, we (i) abandoned a product line in our Security division that became redundant as a result of the ETD acquisition, (ii) abandoned a non-core product line in our Healthcare division, and (iii) abandoned certain trademarks in our Optoelectronics and Manufacturing division that are no longer used. As a result, $3.1 million of assets, including intangible and fixed assets, were written off as we determined that these assets have no value and were permanently impaired.

Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions, thereby improving operational efficiency. A summary of such activity is included in the succeeding tables.

In conjunction with the acquisition of ETD, beginning in fiscal 2017 we incurred professional fees to complete the acquisition.  Such costs totaled $1.9 million through the second quarter of fiscal 2018.  This included $0.2 million and $0.9 million during the three and six months ended December 31, 2017, respectively. During the three months ended December 31, 2017, we accrued $4.3 million of litigation and estimated settlement costs, $4.2 million of which was recorded in our Healthcare division. For the three and six months ended December 31, 2017, we incurred charges of $0.5 million and $0.8 million, respectively, for facility consolidation and employee terminations.

The following table summarizes impairment, restructuring and other charges for the periods set forth below (in thousands):

	Three Months Ended December 31, 2016
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$85	$—	$—	$64	$149
Employee termination costs	7,657	824	266	—	8,747
Facility closures/consolidation	3	69	24	—	96
Other charges (reversals)	—	—	(67)	495	428
Total expensed	$7,745	$893	$223	$559	$9,420

	Three Months Ended December 31, 2017
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Impairment charges	$1,490	$579	$1,075	$—	$3,144
Acquisition-related costs	—	—	—	361	361
Employee termination costs	90	—	146	—	236
Facility closures/consolidation	11	243	—	—	254
Litigation and accrued settlement costs	—	4,200	—	102	4,302
Total expensed	$1,591	$5,022	$1,221	$463	$8,297

	Six Months Ended December 31, 2016
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Impairment charges	$5,332	$86	$—	$	$5,418
Acquisition-related costs	810	—	—	3,213	4,023
Employee termination costs	7,807	1,080	331	—	9,218
Facility closures/consolidation	179	69	24	—	272
Other charges (reversals)	7	—	(67)	506	446
Total expensed	$14,135	$1,235	$288	$3,719	$19,377

	Six Months Ended December 31, 2017
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Impairment charges	$1,490	$579	$1,075	$—	$3,144
Acquisition-related costs	—	—	—	1,181	1,181
Employee termination costs	330	—	146	—	476
Facility closures/consolidation	81	243	—	—	324
Litigation and accrued settlement costs	—	4,200	—	102	4,302
Total expensed	$1,901	$5,022	$1,221	$1,283	$9,427

The changes in the accrual for restructuring and other charges for the six-month period ended December 31, 2017 were as follows (in thousands):

	Acquisition- related Costs	Employee Termination Costs	Facility Closure/ Consolidation Cost	Charges Related to Litigation	Total
Balance as of June 30, 2017	$—	$175	$291	$—	$466
Restructuring and other charges	1,181	476	324	4,302	6,283
Payments and other adjustments	(1,181)	(563)	(300)	(102)	(2,146)
Balance as of December 31, 2017	$—	$88	$315	$4,200	$4,603

6. Borrowings

Revolving Credit Facility

In December 2016, we entered into an amendment to our revolving credit facility, which, among other things, increased the aggregate committed amount available to us from $450 million to $525 million and extended the maturity date to December 2021. The credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.50% as of December 31, 2017, but this margin can range from 1.25% to 2.0% based on our consolidated net leverage ratio as defined in the credit facility. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.20% as of December 31, 2017, but this fee can range from 0.20% to 0.30% based on our consolidated net leverage ratio as defined in the credit facility.  Our borrowings under the credit agreement are guaranteed by certain of our U.S. based subsidiaries and are secured by substantially all of our and certain subsidiaries’ assets. The agreement contains various representations and warranties, affirmative, negative and financial covenants and conditions of default. As of December 31, 2017, there was $195.0 million of borrowings outstanding under the revolving credit facility and $36.8 million outstanding under the letters of credit sub facility. The amount available to borrow under the credit facility as of December 31, 2017 was $293.2 million. Under the terms of the revolving credit facility, loan amounts may be borrowed, repaid and re-borrowed during the term. Although the principal amount of each revolving loan is due and payable in full on the maturity date, we have the right to repay each revolving loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under this revolving facility. Therefore, borrowings under the credit facility are included in current liabilities. As of December 31, 2017, we are in compliance with all covenants under this credit facility.

1.25% Convertible Senior Notes Due 2022

In February 2017, we issued $287.5 million of 1.25% convertible senior notes due 2022 (the “Notes”) in a private offering. The Notes are governed by an indenture dated February 22, 2017. The maturity for the payment of principal is September 1, 2022. The Notes bear interest at the rate of 1.25% and are payable in cash semiannually in arrears on each March 1 and September 1. The Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries, as well as any of our existing and future indebtedness that may be guaranteed by our subsidiaries to the extent of such guarantee (including the guarantees of certain of our subsidiaries under our existing revolving credit facility).

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

Pursuant to ASC 470-20, we allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long term debt in the consolidated balance sheet and being amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for three and six months ended December 31, 2017 was $2.7 million and $6.1 million, respectively, which consists of $0.9 million and $1.8 million of contractual interest expense, $1.8 million and $3.7 million of debt discount amortization and $0.3 million and $0.6 million of amortization of debt issuance costs. As of December 31, 2017, the unamortized debt discount was $38.9 million, which is being amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.50%. The unamortized debt issuance cost of $5.5 million as of December 31, 2017 is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes. Based on our December 29, 2017 stock price of $64.38 per share, the “if-converted” value of the Notes did not exceed the principal amount.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of December 31, 2017, $61.9 million was outstanding under these letter-of-credit facilities. As of Decmber 31, 2017, the total amount available under these credit facilities was $12.9 million.

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

Long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2017
1.25% convertible notes due 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(42,602)	(38,929)
Unamortized debt issuance costs	(6,073)	(5,485)
1.25% convertible notes due 2022, net of unamortized discount and debt issuance costs	238,825	243,086
Term loans	3,700	2,907
Other long-term debt	1,621	1,467
	244,146	247,460
Less current portion of long-term debt	(2,396)	(2,279)
Long-term portion of debt	$241,750	$245,181

7. Stockholders’ Equity

Stock-based Compensation

On December 11, 2017, our stockholders approved our Amended and Restated 2012 Incentive Award Plan (the “2012 Plan”), which, among other things, increased the maximum number of shares of Common Stock which may be issued under such plan by 1.6 million shares.  As of December 31, 2017, we maintained the following share based employee compensation plans: the 2012 Plan and the Amended and Restated 2006 Equity Participation Plan (“2006 Plan”). No further grants may be made under the 2006 Plan. In addition, pursuant to the acquisition of AS&E, we assumed two share based employee compensation plans: the AS&E 2005 Equity and Incentive Plan (“2005 AS&E Plan”) and the AS&E 2014 Equity and Incentive Plan (“2014 AS&E Plan”). No new RSU grants will be made under the 2005 AS&E Plan or the 2014 AS&E Plan. The 2012 Plan, the 2006 Plan, the 2005 AS&E Plan and the 2014 AS&E Plan are collectively referred to as the “OSI Plans”.

We recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2017	2016	2017
Cost of goods sold	$404	$247	$699	$487
Selling, general and administrative	5,222	5,849	10,282	10,960
Research and development	121	157	176	293
Restructuring	2,482	—	2,902	—
Stock-based compensation expense before taxes	$8,229	$6,253	$14,059	$11,740
Less: related income tax benefit	(3,206)	(1,935)	(5,450)	(3,627)
Stock-based compensation expense, net of estimated taxes	$5,023	$4,318	$8,609	$8,113

As of December 31, 2017, total unrecognized compensation cost related to share based compensation grants were estimated at $0.8 million for stock options and $25.9 million for RSUs under the OSI Plans. We expect to recognize these costs over a weighted average period of 2.2 years with respect to the stock options and 1.9 years for grants of RSUs.

The following summarizes stock option activity during the six months ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017	780,671	$30.00
Granted	25,379	$85.83
Exercised	(81,755)	$22.84
Expired or forfeited	(1,904)	$63.33
Outstanding at December 31, 2017	722,391	$32.68	3.3 years	$23,985
Exercisable at December 31, 2017	674,129	$29.30	2.9 years	$23,983

The following summarizes RSU award activity during the six months ended December 31, 2017:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2017	611,687	$65.85
Granted	348,187	74.14
Vested	(400,338)	65.26
Forfeited	(10,596)	68.20
Nonvested at December 31, 2017	548,940	$71.50

As of December 31, 2017, there were approximately 2.3 million shares available for grant under the 2012 Plan.  Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 155,488 and 117,346 performance-based RSUs during the six months ended December 31, 2016 and 2017, respectively. These performance-based RSUs are contingent on the achievement of certain performance metrics. The payout can range from zero to 250% of the original number of shares or units awarded.

Share Repurchase Program

In April 2016, the Board of Directors authorized a stock repurchase program of up to 1.0 million shares.  During the six months ended December 31, 2017, no shares were repurchased under the program, which leaves available 872,481 shares under the program. This program does not expire unless our Board of Directors acts to terminate the program. Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of Common Stock issued and outstanding in the consolidated financial statements.

8. Retirement Benefit Plans

We sponsor various retirement benefit plans including qualified and nonqualified defined benefit pension plans for our employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2017	2016	2017
Service cost	$224	$216	$448	$432
Interest cost	7	8	14	16
Amortization of prior service cost	70	70	140	140
Net periodic pension expense	$301	$294	$602	$588

For the three months ended December 31, 2016 and 2017, we made contributions of $1.0 million and $0.3 million, respectively, to these defined benefit plans. For each of the six months ended December 31, 2016 and 2017, we made contributions of $1.0 million to these defined benefit plans.

In addition, we maintain various defined contribution plans. For the three months ended December 31, 2016 and 2017, we made contributions of $1.0 million and $1.4 million, respectively, to these defined contribution plans. For the six months ended December 31, 2016 and 2017, we made contributions of $2.2 million and $3.0 million, respectively, to these defined contribution plans.

9. Commitments and Contingencies

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones by the acquired operations. The maximum amount of such future payments under arrangements with contingent consideration caps is $26.0 million as of December 31, 2017. In addition, we are required to make royalty payments through 2022 based on the license of, or sales of products containing, the technology of CXR Limited, a company acquired in 2004.

For acquisitions that occurred through the end of fiscal year 2009, we account for such contingent payments as an addition to the purchase price of the acquired business. For acquisitions after fiscal 2009, pursuant to Financial Accounting Standard 141R, which was codified into ASC 805, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition with subsequent revisions recorded in Selling, general and administrative expense in the consolidated financial statements. The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, which may include projected revenues, gross margins, operating income, estimated probability of achieving and the estimated probability of earn-out payments being made. These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute the contingent earnout liability. The following table provides a rollforward of the contingent consideration liability, which is included in Other accrued expenses and current liabilities, and Other long-term liabilities in the consolidated balance sheets:

Beginning fair value, June 30, 2017	$11,840
Additions	3,519
Change in fair value	(156)
Payments	(482)
Ending fair value, December 31, 2017	$14,721

Environmental Contingencies

We are subject to various environmental laws. Our practice is to conduct appropriate environmental investigations at our manufacturing facilities in North America, Asia Pacific, and Europe, and, to the extent practicable, on certain new properties in order to identify, as of the date of such investigation, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, we have conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances that may be involved in each particular claim. While we maintain directors and officers liability insurance coverage, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. We have not recorded any liability for costs related to contingent indemnification obligations as of December 31, 2017.

On December 31, 2017, we and Deepak Chopra, our Chief Executive Officer, entered into an amendment to Mr. Chopra’s employment agreement that, among other things, provides for a $13.5 million bonus payment to Mr. Chopra on or within 45 days of January 1, 2024 contingent upon Mr. Chopra’s continued employment with us through that date, subject to accelerated payout terms in the event of Mr. Chopra’s death or disability after January 1, 2019. The bonus is recorded in the financial statements over the remaining term of the employment agreement.

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

The following table presents changes in warranty provisions (in thousands):

	Six Months Ended December 31,
	2016	2017
Balance at beginning of period	$15,948	$15,178
Additions and adjustments	5,077	7,184
Reductions for warranty repair costs	(2,752)	(3,619)
Balance at end of period	$18,273	$18,743

Legal Proceedings

In December 2017, a short seller released a report regarding our compliance with the Foreign Corrupt Practices Act (FCPA).  Following that report, we and certain of our executive officers have been named as defendants in several lawsuits in the United States District Court for the Central District of California that were filed in December 2017.  Each of the complaints closely tracks the allegations set forth in the short seller’s report.  All of these actions allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain of our filings with the SEC, and seek damages and other relief based upon the allegations in the complaints.  The matters are captioned Longo v. OSI Systems, Inc. et al., No. 17-cv-08841, Doyel v. OSI Systems, Inc. et al., No. 17-cv-08855, and Kerbs v. OSI Systems, Inc. et al., No. 17-cv-08991. We believe that these actions are without merit and intend to defend them vigorously, and we expect to incur costs associated with defending against these actions. At this early stage of the litigations, the ultimate outcomes are uncertain and we cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on our financial statements.

Following the short seller report, the Securities and Exchange Commission (SEC) commenced an investigation into our compliance with the FCPA.  The U.S. Attorney’s Office for the Central District of California (DOJ) has also said it intends to request information regarding FCPA compliance matters.  The SEC and DOJ are also conducting an investigation of trading in our securities, and have subpoenaed information regarding trading by executives, directors and employees, as well as our operations and disclosures in and around the time of certain trades.  In relation to the matters that are the subject of the trading-related investigation, we have taken action with respect to a senior-level employee.  At this time, we are unable to predict what, if any, action may be taken by the DOJ or SEC as a result of these investigations, or any penalties or remedial measures these agencies may seek.

Our acquired subsidiary, AS&E, has been the subject of an investigation by the Office of the Inspector General of the U.S. General Services Administration (GSA). The investigation relates to AS&E’s discount practices and compliance with the pricing provisions of AS&E’s GSA Schedule contract prior to the date of acquisition. The investigation could lead to claims or findings of violations of the False Claims Act in connection with AS&E’s GSA contracting activity. Violations of the False Claims Act could result in the imposition of damages (up to treble damages) plus civil penalties in some cases, and we have been incurring legal costs and expect to incur further legal costs in connection with the investigation. We and AS&E continue to cooperate with the GSA investigation and management believes that an appropriate accrual for this uncertainty has been provided in the accompanying condensed consolidated financial statements.

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

10. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes to existing tax law, including a reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and  business-related exclusions.

The reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018.  When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment.  As a result of the Tax Act, we calculated a U.S. federal statutory corporate income tax rate of 28.1% for the year ending June 30, 2018 and applied this rate in computing the second quarter of fiscal year 2018 income tax provision.  We expect the U.S. federal statutory rate to be 21% for fiscal years beginning after June 30, 2018.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”).  SAB 118 expresses views of the SEC regarding application of ASC Topic 740, Income Taxes in the reporting period that includes the enactment date of the Tax Act.  The SEC staff issuing SAB 118 recognized that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year.

Accordingly, our income tax provision as of December 31, 2017 reflects the following discrete provisional items resulting directly from the enactment of the Tax Act.

Three Months Ended December 31, 2017
Transition Tax	$64,573
Net impact on U.S. deferred tax assets and liabilities	(8,361)
Net discrete impacts of the enactment of the Tax Act	$56,212

Given the Tax Act’s significant changes, we are in the process of evaluating our current assertions with respect to the indefinite reinvestment of foreign earnings.  As a result of the Tax Act, we expect to repatriate certain earnings which will be subject to withholding taxes.  These additional withholding taxes are being recorded as an additional $15 million deferred tax liability (included in the table above) associated with the basis difference in such jurisdictions.  The uncertainty related to the taxation of such withholding taxes on distributions under the Tax Act and finalization of the cash repatriation plan makes the deferred tax liability a provisional amount. Available U.S. net operating loss, foreign tax credits, and research and experimentation credits are expected to significantly offset the Transition Tax on net foreign earnings, which is payable over eight years.

Within the calculation of our annual effective tax rate we have used assumptions and estimates.  The changes included in the Tax Act are broad and complex.  The final impacts of the Tax Act may differ materially from such estimates due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions arising because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act or any updates or changes to estimates we utilized to calculate such impacts.  We will continue to analyze additional information and guidance related to certain aspects of the Tax Act, including the determination of the net deferred tax assets subject to the remeasurement and related impacts to the assessment of valuation allowance. For example, we anticipate that the state jurisdictions will continue to determine and announce their conformity to the Tax Act which could have an impact on the annual effective tax rate.

Our tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitations may result in changes to tax expense.  Fiscal years remaining open to examination in significant foreign jurisdictions include 2008 and thereafter.

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income in each tax jurisdiction in which we operate, and the development of tax planning strategies during the year.  In addition, as a global commercial enterprise, our tax expense can be impacted by changes in tax rates or laws, such as the Tax Act, the finalization of tax audits and reviews, and other factors that cannot be predicted with certainty.  As such, there can be significant volatility in interim tax provisions.

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

The following tables present the operations and identifiable assets by industry segment (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2017	2016	2017
Revenues (1) — by Segment:
Security division	$139,504	$172,269	$263,213	$334,514
Healthcare division	51,110	52,506	96,760	98,035
Optoelectronics and Manufacturing division, including intersegment revenues	60,602	63,886	117,556	122,812
Intersegment revenues elimination	(8,668)	(11,133)	(14,126)	(20,700)
Total	$242,548	$277,528	$463,403	$534,661

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2017	2016	2017
Operating income (loss) — by Segment:
Security division	$9,130	$22,471	$18,480	$45,164
Healthcare division	801	603	(2,463)	1,450
Optoelectronics and Manufacturing division	5,525	4,502	10,175	9,677
Corporate	(6,802)	(9,118)	(15,815)	(17,871)
Eliminations (2)	39	(311)	415	(879)
Total	$8,693	$18,147	$10,792	$37,541

	June 30, 2017	December 31, 2017
Assets — by Segment:
Security division	$785,230	$917,953
Healthcare division	186,021	170,495
Optoelectronics and Manufacturing division	196,567	196,208
Corporate	64,959	65,672
Eliminations (2)	(2,690)	(3,569)
Total	$1,230,087	1,346,759

(1)        For each of the three months ended December 31, 2016 and 2017, one customer, SAT in Mexico, accounted for 12% of total net revenues. For the six months ended December 31, 2016 and 2017, SAT accounted for 13% and 12% of total net revenues, respectively.

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

This management’s discussion and analysis of financial condition as of December 31, 2017 and results of operations for the three and six months ended December 31, 2017 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2017.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives and future financial position, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “plan,” “project,” “believe,” “expect,” “may,” “could,” “likely to,” “should,” or “will,” or similar expressions or by discussions of strategy that involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Statements in this Quarterly Report on Form 10-Q that are forward-looking are based on current expectations, and actual results may differ materially. These forward-looking statements should be considered in light of numerous risks and uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, we could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; impact of volatility in oil prices; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our ongoing investigations and compliance reviews, contract and regulatory compliance matters, and actions, if brought, resulting in judgments, settlements, fines, injunctions, debarment and/or penalties, as well as other risks and uncertainties, including, but not limited to, those detailed herein and from time to time in our other Securities and Exchange Commission filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 57% and 63% of our total consolidated net revenues for the six months ended December 31, 2016 and 2017, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology, and anesthesia delivery and ventilation systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 21% and 18% of our total consolidated net revenues for the six months ended December 31, 2016 and 2017, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for approximately 22% and 19% of our total consolidated revenues for the six months ended December 31, 2016 and 2017, respectively.

Acquisition Activity.  During the six months ended December 31, 2017, we completed the acquisition of the global explosive trace detection business (“ETD”) from Smiths Group plc. The ETD operations are included in our Security division.  We financed the total purchase price of $80.5 million with a combination of cash on hand and borrowings under our existing revolving bank line of credit. Also, during the same the period, our Security division completed an acquisition of a technology company that was determined to be immaterial by management.

On January 12, 2018, we acquired an electronics component designer and manufacturer, and the results will be included within our Optoelectronics and Manufacturing Division.  We financed the up front purchase price of approximately $21 million with cash on hand and borrowing under our existing revolving bank line of credit. The final purchase price is subject to customary adjustments for final working capital.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have and may continue to influence our results of operations.

Global Economic Considerations.    Global macroeconomic factors, coupled with the U.S. political climate, have created uncertainty and impacted demand for certain of our products and services primarily in our Security and Healthcare divisions. Additionally, weakness in the oil markets, although improved from the prior year, has led to delayed purchasing by certain customers generally within the security industry impacting our Security division but also in other industries impacting our other two divisions. It is uncertain how long the period of economic uncertainty or the impact of lower oil prices will last. Therefore, we expect that there may continue to be a period of delayed or deferred purchasing by our customers, but we are unable to quantify the magnitude of the potential impact at this time. Purchase delays and deferments could have a material negative effect on demand for our products and services, and accordingly, on our business, results of operations and financial condition.

Healthcare Considerations.    The results of our operations have been adversely impacted by issues associated with significant product launches within our Healthcare division. Although we believe that our recent performance indicates significant progress in resolving certain issues surrounding product launches, the impact from these issues may continue to adversely impact our results of operations for additional periods. Additionally, there have been numerous efforts advanced by the Presidential administration and Congress to repeal, replace, or modify the Affordable Care Act, which has created uncertainty in the healthcare industry and has adversely impacted, and may continue to adversely impact, our results of operations.

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

Government Policies.  Our net income could be affected by changes in U.S. or foreign government tax policies, for example, the Tax Act, the implications and uncertainties of which are described in this report.  Additionally, we attempt to manage our currency exposure in certain countries.  Changes in government policies in these areas might cause an impact to our financial condition and results of operations.

Mexico SAT Contract.  In January 2018, we entered into a two-year agreement with the Mexican government to continue providing security screening services at various locations throughout the country.  As compared to the prior agreement, this new agreement is expected to generate reduced net revenues commencing in the quarter ending March 31, 2018.

Results of Operations for the Three Months Ended December 31, 2016 (Q2 2017) Compared to Three Months Ended December 31, 2017 (Q2 2018) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	Q2 2017	% of Net Sales	Q2 2018	% of Net Sales	$ Change	% Change
Security	$139.5	58%	$172.3	62%	$32.8	24%
Healthcare	51.1	21%	52.5	19%	1.4	3%
Optoelectronics / Manufacturing	51.9	21%	52.7	19%	0.8	2%
Total net revenues	$242.5	100%	$277.5	100%	$35.0	14%

Revenues for the Security division for the three months ended December 31, 2017 increased 24% as a result of (1) increased revenue from the sale of cargo and vehicle inspection systems and related services due to strong global demand, (2) increased revenues from checkpoint products and services and (3) the inclusion of $19.7 million of revenue related to ETD acquired in July 2017.  These increases were partially offset by decreased revenue from the RTT® hold baggage product, which is largely driven by the timing of order fulfillment as bookings for our RTT product significantly exceeded revenue during the quarter.

Revenues for the Healthcare division for the three months ended December 31, 2017 increased 3%.  Excluding the impact of a non-core European-based cardiology business which was divested in the third quarter of the prior fiscal year, revenues increased by 13% from the prior-year period.  This increase was driven by strength in U.S. patient monitoring sales and international diagnostic cardiology sales. This increase was partially offset by a decrease in anesthesia revenues.

Revenues for the Optoelectronics and Manufacturing division for the three months ended December 31, 2017 increased as a result of increased sales by our commercial optoelectronics business.  This was partially offset by decreased sales in our contract manufacturing business within North America.

Gross Profit

	Q2 2017	% of Net Sales	Q2 2018	% of Net Sales
Gross profit	$82.6	34.1%	$101.6	36.6%

Gross profit during the three months ended December 31, 2017 increased as a result of sales growth coupled with a 2.5% expansion of the gross margin.  The gross margin primarily increased due to economies of scale associated with the 14% increase in net revenues and a favorable  mix in each of our divisions towards higher margin channels and products.

Operating Expenses

	Q2 2017	% of Net Sales	Q2 2018	% of Net Sales	$ Change	% Change
Selling, general and administrative	$51.5	21.2%	$60.1	21.7%	$8.6	17%
Research and development	13.0	5.4%	15.1	5.4%	2.1	16%
Impairment, restructuring and other charges	9.4	3.9%	8.3	3.0%	(1.1)	(12)%
Total operating expenses	$73.9	30.5%	$83.5	30.1%	$9.6	13%

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. SG&A expense increased primarily within our Security division as a result of the ETD acquisition and to support the higher sales level in the division.  In addition, such costs increased in both our Optoelectronics and Manufacturing division and corporate overhead to support our growth. These increases were partially offset by reduced costs in our Healthcare division.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. The increase in R&D spending during the three months ended December 31, 2017 was due primarly to the ETD acquisition and increased investment in our Security division, which were partially offset by reduced costs in our Healthcare division.

Impairment, restructuring and other charges. Impairment, restructuring and other charges generally consist of the write-down of assets that we believe are permanently impaired, charges related to reductions in our workforce, other opportunities to improve operational efficiency, costs related to acquisition activity, legal charges and other non-recurring charges. Such charges in the current-year period included: (i) $3.1 million of impairment of intangibles, primarily trademarks, related to two acquired brands that have been merged into existing product lines as well as assets associated with abandoned product lines; (ii) $4.2 million of accrued costs related to estimated legal settlements; (iii) $0.4 million of acquisition costs; and (iv) $0.5 million of employee termination and facility closure costs for restructuring activities.  During the comparable prior-year period, such costs included $7.7 million of employee termination costs related to the integration of AS&E and $0.7 million of employee termination costs related to the consolidation of a R&D and manufacturing facility in our Healthcare division.

Other Income and Expenses

Interest and other expense, net. For the three months ended December 31, 2017, interest and other expense, net totaled $5.3 million as compared to $2.0 million in the comparable prior-year period.  This increase was driven by a rising interest rate environment, higher levels of borrowing and increased interest rates under our revolving credit facility primarily due to the acquisitions of AS&E in September 2016 and ETD in July 2017, the purchase of our AS&E facility in Billerica, MA in September 2017 and the Notes issued in February 2017.  Interest expense in the current-year period included, among other items, $1.9 million of non-cash interest expense related to the Notes (see Note 6 to the condensed consolidated financial statements for further discussion).

Income taxes. The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries. For the three months ended December 31, 2017, our income tax provision was $59.8 million, compared to $1.9 million for the comparable prior-year period. The increase in the tax provision is attributable to a $56.2 million discrete tax expense resulting from the enactment of the Tax Act. The effective tax rate for the three months ended December 31, 2017 was 465.0%.  Excluding the net impact of discrete tax items, our effective tax rate for the three months ended December 31, 2017 was 28.0%, which was comparable to the prior-year period.

Results of Operations for the Six Months Ended December 31, 2016 (YTD Q2 2017) Compared to Six Months Ended December 31, 2017 (YTD Q2 2018) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q2 2017	% of Net Sales	YTD Q2 2018	% of Net Sales	$ Change	% Change
Security	$263.2	57%	$334.5	63%	$71.3	27%
Healthcare	96.8	21%	98.1	18%	1.3	1%
Optoelectronics / Manufacturing	103.4	22%	102.1	19%	(1.3)	(1)%
Total net revenues	$463.4	100%	$534.7	100%	$71.3	15%

Revenues for the Security division for the six months ended December 31, 2017 increased as a result of (1) growth in the sale of cargo and vehicle inspection systems and related services, (2) increased revenues from checkpoint products and services and (3) $41.4 million of revenue related to ETD acquired in July 2017.  These increases were partially offset by decreased revenue attributable to sales of the RTT® hold baggage product due to the timing of orders and related deliveries.

Revenues for the Healthcare Division for the six months ended December 31, 2017 increased 1%.  Excluding the impact of a non-core European-based cardiology business which was divested in the third quarter of the prior fiscal year, revenues increased by 11% from the prior-year period.  This organic growth was driven by strong growth in U.S. patient monitoring sales and international diagnostic cardiology sales.  These increases were partially offset by a decrease in sales of anesthesia products.

Revenues for the Optoelectronics and Manufacturing division for the six months ended December 31, 2017 was relatively consistent with the prior year period.

Gross Profit

	YTD Q2 2017	% of Net Sales	YTD Q2 2018	% of Net Sales
Gross profit	$150.7	32.5%	$192.9	36.1%

Gross profit during the six months ended December 31, 2017 increased as a result of sales growth combined with gross margin expansion.  The gross margin increase was primarily attributable to: (1) a favorable mix within our Security division including the contributions from the AS&E and ETD acquired portfolios which generally carry higher product and service gross margins than the the Security division business overall, (2) gross margin expansion within the Healthcare division as a result of strong U.S. patient monitoring sales and international diagnostic cardiology sales, each of which tend to carry higher gross margins than other channels and products and (3) an improved gross margin in the Optoelectronics and Manufacturing division as our commercial optoelectronics business typically earns a higher gross profit margin than our contract manufacturing business.

Operating Expenses

	YTD Q2 2017	% of Net Sales	YTD Q2 2018	% of Net Sales	$ Change	% Change
Selling, general and administrative	$95.1	20.5%	$115.7	21.6%	$20.6	22%
Research and development	25.4	5.5%	30.2	5.6%	4.8	19%
Impairment, restructuring and other charges	19.4	4.2%	9.4	1.8%	(10.0)	(52)%
Total operating expenses	$139.9	30.2%	$155.3	29.0%	$15.4	11%

Selling, general and administrative.  SG&A expense increased primarily within our Security division as a result of the timing of acquisitions and to support the higher sales level in the division.  In addition, corporate costs increased to support our growth. These increases were partially offset by reduced costs in our Healthcare division.

Research and development. R&D spending during the six months ended December 31, 2017 increased over the comparable prior year period as a result of the AS&E and ETD acquisitions and to support the growth of our Security division.

Impairment, restructuring and other charges.  Impairment, restructuring and other charges incurred in the current year period include: (i) $3.1 million of impairment of intangibles, primarily trademarks, related to two acquired brands that have been merged into existing product lines as well as assets associated with abandoned product lines; (ii) $4.2 million of accrued charges related to estimated legal settlements; (iii) $1.1 million of acquisition costs; and (iv) $0.8 million of employee termination and facility closure costs for restructuring activities. During the comparable prior-year period, such costs included: (i) a $5.4 million impairment charge as a result of the abandonment of a product line; (ii) $7.8 million of employee termination costs and $4.0 million of acquisition costs, both primarily related to the acquisition and integration of AS&E, a company we acquired in September 2016; and (iii) $0.8 million of employee termination costs related to the consolidation of a R&D and manufacturing facility in our Healthcare division.

Other Income and Expenses

Interest and other expense, net.  For the six months ended December 31, 2017, interest and other expense, net, was $9.5 million as compared to $3.1 million for the same prior-year period.  Interest expense increased as a result of a rising interest rate environment, higher levels of borrowing and increased interest rates under our revolving credit facility to fund the acquisition of AS&E in September 2016 and ETD in July 2017, the purchase of our AS&E facility in Billerica, MA in September 2017 and the Notes issued in February 2017. Interest expense in the current-year period included, among other items,  $3.7 million of non-cash interest expense related to the Notes (see Note 6 to the condensed consolidated financial statements for further discussion).

Income taxes.  For the six months ended December 31, 2017, our income tax provision was $64.8 million, compared to $2.1 million for the comparable prior-year period. The current year tax provision includes $56.2 million of discrete tax expense resulting from the enactment of the Tax Act and $0.7 million related to other discrete tax items. The effective tax rate for the six months ended December 31, 2017 was 231.4%.  Excluding the net impact of discrete tax items, our effective tax rate for the six months ended December 31, 2017 was 28.2%, compared to 28.0% in the prior-year period.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility.  Cash and cash equivalents totaled $212.0 million as of December 31, 2017, an increase of $42.3 million, or 25%, from $169.7 million as of June 30, 2017.  During the six months ended December 31, 2017, we generated $84.7 million of cash flow from operations. We utilized cash from operations and borrowings from our revolving line of credit as follows: (i) $84.4 million for the acquisition of businesses; (ii) $33.1 million invested in capital expenditures and intangible and other assets; and (iii) $19.8 million for taxes paid related to the net share settlement of equity awards.  If we continue to net settle equity awards, we will use additional cash to pay tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future.  We are assessing the impact of the Tax Act to determine the amount of cash, if any, to repatriate from our cash held in our foreign subsidiaries.

We have a five-year revolving credit facility maturing in December 2021 that allows us to borrow up to $525 million. As of December 31, 2017, there was $195.0 million outstanding under the revolving credit facility and $36.8 million outstanding under the letters-of-credit sub-facility.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the six months ended December 31, 2017, we generated cash from operations of $84.7 million compared to $18.3 million in the prior-year period for an improvement of $66.4 million.  Cash flow from operating activities during the first six months of fiscal 2018 primarily consisted of net loss of $36.8 million, adjusted for certain non-cash items, including total depreciation and amortization of $41.7 million, stock-based compensation expense of $11.7 million, amortization of debt discount and issuance costs of $4.3 million, change in deferred taxes of $50.7 as a result of the recent tax reform and impairment charges of $3.1 million, and was increased by the net impact of changes in operating assets and liabilities, which provided cash of $9.1 million.

Cash Used in Investing Activities. Net cash used in investing activities was $117.5 million for the six months ended December 31, 2017 as compared to $196.1 million for the six months ended December 31, 2016.  During the six months ended December 31, 2017, we used cash of $84.4 million for acquisitions, consisting primarily of the ETD business, and $32.0 million in capital expenditures, including $19.8 million to purchase the AS&E headquarters facility. During the six months ended December 31, 2016, we used $189.0 million for acquisitions, primarily for the AS&E business.

Cash Provided by Financing Activities. Net cash provided by financing activities was $75.1 million for the six months ended December 31, 2017, compared to $212.9 million for the six months ended December 31, 2016. During the six months ended December 31, 2017, our primary source of financing was $92 million borrowed under our revolving credit facility.  This source of funds was partially offset by $19.8 million used for taxes paid related to the net share settlement of equity awards.

Borrowings

See Note 6 to the condensed consolidated financial statements for discussion regarding our revolving credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $212.0 million at December 31, 2017. Nearly all of this amount was held by our foreign subsidiaries primarily in Mexico, Singapore, Malaysia and the United Kingdom, and to a lesser extent in India, Canada, Germany and China among others. We currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. We are assessing the impact of the Tax Act to determine the amount of cash, if any, to repatriate from our cash held in our foreign subsidiaries.

Issuer Purchases of Equity Securities

We did not repurchase any shares during the quarter ended December 31, 2017.

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

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.  See Notes 6 and 9 to the condensed consolidated financial statements for further discussion regarding significant changes in those obligations during the first six months of fiscal 2018.

Off Balance Sheet Arrangements

As of December 31, 2017, we did not have any significant off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the six months ended December 31, 2017, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Foreign Currency

We conduct business in more than 20 countries. Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss. Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a loss of $0.1 million and $0.2 million during the three months ended December 31, 2016 and December 31, 2017, respectively. We recognized a gain of $0.8 million and a loss of $0.3 million during the six months ended December 31, 2016 and 2017, respectively.  Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $3.0 million in the second quarter of fiscal 2018. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $3.0 million in the second quarter of fiscal 2018.

Use of Derivatives

Our current use of derivatives consists of an interest rate swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had an interest rate swap of $2.9 million outstanding as of December 31, 2017.

Importance of International Markets

International markets provide us with significant growth opportunities. Economic downturns in different regions of the world, changes in trade policies or tariffs, civil or military conflict and other political instability, among other events, could, however, adversely affect our financial results in subsequent periods. We continue to perform ongoing credit evaluations of our customers’ financial condition. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing with local currencies in our foreign business transactions, we are at risk with respect to foreign currency fluctuations.

Inflation

We do not believe that inflation had a material impact on our results of operations.

Interest Rate Risk

We are subject to interest rate risk on our borrowings under our bank lines of credit. Consequently, our interest expense fluctuates with changes in the general level of these interest rates as we borrow amounts under these facilities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). As discussed in our Annual Report for the fiscal year ended June 30, 2017, our management identified a material weakness in our internal control over non-routine transactions, including business combinations. Based upon management’s review and evaluation, as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•                  implement additional control activities to ensure that controls are adequate and operate at an appropriate level of precision; and

•                  engaged third parties to assist in the enhancement of internal controls.

Changes in Internal Control over Financial Reporting

Other than remediation measures described above, there were no changes in our internal control over financial reporting during the second quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission on September 7, 2017, which describe various risks and uncertainties which could materially affect our business, financial condition or future results of operations. There have been no material changes to the risk factors included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1 †	Amended and Restated OSI Systems, Inc. 2012 Incentive Award Plan (1)

10.2 †	Second Amendment to Employment Agreement effective as of December 31, 2017 by and between OSI Systems, Inc. and Deepak Chopra (2)

10.3 †	Amended and Restated Retirement Benefit Award Agreement effective as of December 31, 2017 by and between OSI Systems, Inc. and Deepak Chopra (2)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the OSI Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Denotes a management contract or compensatory plan or arrangement.

(1)         Previously filed with our Proxy Statement on Schedule 14A on October 23, 2017.

(2)         Previously filed with our Current Report on Form 8-K filed on January 5, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 2nd day of February 2018.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer