Form 10-Q
period 2018-03-31
OSI SYSTEMS INC
filed 2018-04-30
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018, there were 18,072,644 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts and par value)

	June 30,	March 31,
	2017	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$169,650	$194,001
Accounts receivable, net	206,526	216,680
Inventories	248,510	304,293
Prepaid expenses and other current assets	28,314	61,362
Total current assets	653,000	776,336
Property and equipment, net	141,539	113,667
Goodwill	242,129	300,716
Intangible assets, net	118,450	147,057
Deferred income taxes	34,897	2,334
Other assets	40,072	55,921
Total assets	$1,230,087	$1,396,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$103,000	$228,000
Current portion of long-term debt	2,396	2,252
Accounts payable	76,121	101,571
Accrued payroll and related expenses	34,621	35,248
Advances from customers	37,934	70,115
Other accrued expenses and current liabilities	92,062	121,295
Total current liabilities	346,134	558,481
Long-term debt	241,750	247,029
Deferred income taxes	20,681	41,642
Other long-term liabilities	52,309	66,493
Total liabilities	660,874	913,645
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value —10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value —100,000,000 shares authorized; issued and outstanding, 18,689,568 shares at June 30, 2017 and 18,065,430 shares at March 31, 2018	222,529	166,633
Retained earnings	363,872	329,631
Accumulated other comprehensive loss	(17,188)	(13,878)
Total stockholders’ equity	569,213	482,386
Total liabilities and stockholders’ equity	$1,230,087	$1,396,031

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2018	2017	2018
Net revenues:
Products	$168,238	$182,484	$488,285	$529,530
Services	76,908	84,815	220,264	272,430
Total net revenues	245,146	267,299	708,549	801,960
Cost of goods sold:
Products	116,862	126,419	348,500	363,063
Services	42,256	43,295	123,339	148,411
Total cost of goods sold	159,118	169,714	471,839	511,474
Gross profit	86,028	97,585	236,710	290,486
Operating expenses:
Selling, general and administrative	49,431	59,846	144,528	175,591
Research and development	14,395	15,934	39,811	46,122
Impairment, restructuring and other charges	2,508	14,062	21,885	23,489
Total operating expenses	66,334	89,842	206,224	245,202
Income from operations	19,694	7,743	30,486	45,284
Interest expense, net	(2,583)	(4,783)	(5,716)	(14,317)
Other income, net	2,094	158	2,088	161
Income before income taxes	19,205	3,118	26,858	31,128
Provision for income taxes	5,186	565	7,329	65,369
Net income (loss)	$14,019	$2,553	$19,529	$(34,241)
Earnings (loss) per share:
Basic	$0.74	$0.14	$1.03	$(1.82)
Diluted	$0.72	$0.13	$1.00	$(1.82)
Shares used in per share calculation:
Basic	18,913	18,569	18,964	18,773
Diluted	19,515	19,146	19,585	18,773

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2018	2017	2018
Net income (loss)	$14,019	$2,553	$19,529	$(34,241)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,697	1,366	(3,303)	3,272
Other	15	103	134	38
Other comprehensive income (loss)	1,712	1,469	(3,169)	3,310
Comprehensive income (loss)	$15,731	$4,022	$16,360	$(30,931)

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended March 31,
	2017	2018
Cash flows from operating activities:
Net income (loss)	$19,529	$(34,241)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,042	55,368
Stock based compensation	20,262	17,754
Provision for losses on accounts receivable	863	1,054
Deferred income taxes	101	50,775
Amortization of debt discount and issuance costs	779	6,426
Impairment charges	5,418	7,181
Gain on sale of business	(2,110)	—
Other	222	1,071
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(20,677)	7,131
Inventories	26,410	(48,703)
Prepaid expenses and other assets	(6,017)	(22,121)
Accounts payable	6,733	19,522
Advances from customers	(27,417)	32,152
Deferred revenues	(16,582)	6,964
Other	(4,385)	15,431
Net cash provided by operating activities	52,171	115,764
Cash flows from investing activities:
Acquisition of property and equipment	(11,979)	(36,432)
Acquisition of businesses, net of cash acquired	(191,238)	(103,184)
Net proceeds from sale of business	12,793	—
Acquisition of intangible and other assets	(4,034)	(2,250)
Net cash used in investing activities	(194,458)	(141,866)
Cash flows from financing activities:
Net borrowings (payments) on bank lines of credit	(32,000)	125,000
Proceeds from long-term debt	280,261	626
Payments on long-term debt	(2,716)	(1,933)
Proceeds from exercise of stock options and employee stock purchase plan	9,953	6,608
Repurchase of common stock	(48,453)	(59,684)
Taxes paid related to net share settlements of equity awards	(9,922)	(20,574)
Net cash provided by financing activities	197,123	50,043
Effect of exchange rate changes on cash	(734)	410
Net increase in cash and cash equivalents	54,102	24,351
Cash and cash equivalents—beginning of period	104,370	169,650
Cash and cash equivalents—end of period	$158,472	$194,001
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$4,286	$6,508
Income taxes	$16,108	$21,728

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The results of operations for the nine months ended March 31, 2018 are not necessarily indicative of the operating results to be expected for the full 2018 fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for our company relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or net realizable value, stock-based employee compensation expense, income taxes, accrued product warranty costs and the recoverability, useful lives and valuation of recorded amounts of long lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will likely differ from these estimates and could differ materially.

Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. For each period presented where we reported a net loss, the effect of all potentially dilutive securities would be antidilutive, and, as a result, diluted net loss per common share is the same as basic net loss per common share. Stock options and stock awards to purchase 0.3 million shares of common stock for the three months ended March 31, 2018, were excluded from the calculation because to include such options and awards would have been antidilutive. During the nine months ended March 31, 2018, all stock options and stock awards were excluded. During the three months and nine months ended March 31, 2017, the number of stock options and stock awards excluded from the calculation because they were antidilutive was de minimis. Prior to our adoption of ASU 2016-09 in the fourth quarter of fiscal 2017, we included tax benefits in assessing whether equity awards were dilutive and in our calculations of weighted average diluted shares under the treasury stock method. The underlying equity component of the 1.25% convertible senior notes due 2022 (the “Notes”) discussed in Note 6 to the condensed consolidated financial statements will have no impact on diluted earnings per share until the average price of our common stock exceeds the conversion price because the principal amount of the Notes is intended to be settled in cash upon conversion.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2018	2017	2018
Net income (loss) available to common stockholders	$14,019	$2,553	$19,529	$(34,241)

Weighted average shares outstanding—basic	18,913	18,569	18,964	18,773

Dilutive effect of equity awards	602	577	621	—
Weighted average shares outstanding—diluted	19,515	19,146	19,585	18,773

Basic earnings (loss) per share	$0.74	$0.14	$1.03	$(1.82)
Diluted earnings (loss) per share	$0.72	$0.13	$1.00	$(1.82)

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $194.0 million at March 31, 2018. Nearly all of this amount was held by our subsidiaries primarily in Mexico, United Kingdom, Malaysia, Puerto Rico, and Singapore, and to a lesser extent in India, Canada, Germany and China among others.  We have cash holdings that exceed insured limits for financial institutions; however, we mitigate this risk by utilizing high credit quality financial institutions throughout the world.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, derivative instruments, accounts receivable, accounts payable and debt instruments. The carrying values of financial instruments, other than long term debt instruments, are representative of their fair values due to their short term maturities. The carrying values of our long term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates available to us.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. “Level 1” category includes assets and liabilities at quoted prices in active markets for identical assets and liabilities. “Level 2” category includes assets and liabilities from observable inputs other than quoted market prices. “Level 3” category includes assets and liabilities for which valuation techniques are unobservable and significant to the fair value measurement. There were no assets where “Level 3” valuation techniques were used. As further discussed in Note 9 to the condensed consolidated financial statements, our contingent payment obligations related to acquisitions are valued using “Level 3” valuation techniques on a recurring basis. The fair values of our financial assets and liabilities as of June 30, 2017 and March 31, 2018 are categorized as follows (in thousands):

	June 30, 2017				March 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$254	$—	$—	$254	$17	$—	$—	$17
Insurance company contracts	—	26,940	—	26,940	—	31,384	—	31,384
Interest rate swap agreement	—	20	—	20	—	22	—	22
Total assets	$254	$26,960	$—	$27,214	$17	$31,406	$—	$31,423
Liabilities—contingent payment obligations	$—	$—	$11,840	$11,840	$—	$—	$16,667	$16,667

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

Multiple-Deliverable Arrangements. We enter into certain agreements with customers for the sale of capital equipment involving multiple elements that may include civil works to prepare a site for the installation of equipment, manufacture and delivery of equipment,  installation and integration of equipment,  training of customer personnel to operate the equipment and after-market service of the equipment. The timetable for fulfilment of each of these deliverables can range from completion in a short amount of time and entirely within a single reporting period to completion over several reporting periods. The general timing of revenue recognition for each deliverable may be dependent upon several milestones, including physical delivery of equipment, completion of factory acceptance test, completion of site acceptance test, installation and connectivity of equipment, certification of training of personnel and, in the case of after-market service deliverables, the passage of time (typically evenly over the post-warranty period of the service deliverable).

Multiple-deliverable arrangements require that consideration be allocated to each deliverable based on its relative selling price and recognized as revenue when the revenue recognition criteria for each deliverable has been met. The arrangement is separated into more than one unit of accounting if the delivered item has value to the customer on a stand-alone basis; and with respect to an arrangement including a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially within our control. If these criteria are not met, the arrangement is accounted for as one unit of accounting and the recognition of revenue is deferred until delivery is complete or is recognized ratably over the contract period as appropriate. If these criteria are met, consideration is allocated at inception of the arrangement to all deliverables on the basis of the relative selling price. We have generally met these criteria for  multiple-deliverable arrangements as all of the deliverables in our arrangements have stand-alone value in that either the customer can resell that item or another vendor sells that item separately. We typically do not offer a general right of return in our multiple-deliverable arrangements.

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

Proportional Performance.  In connection with our previous agreement with the Servicio de Administración Tributaria (“SAT”) in Mexico, in effect through January 13, 2018, revenue had been recognized based upon proportional performance, measured by the actual number of labor hours incurred divided by the total estimated number of labor hours for the project. The impact of changes in the estimated labor hours to service the agreement was reflected in the period during which the change became known. In the SAT agreement, customer billings were submitted for several separate deliverables, including monthly services, activation of services, training of customer personnel and consultation on the design and location of security scanning operations, among others. In the event that payments received from the customer exceeded revenue recognition, deferred revenue was recorded.    In January 2018, we entered into a new, two-year contract with SAT to continue providing security screening services.  Revenue under the new contract is recognized as Service revenues as services are performed.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) amending revenue recognition requirements for multiple deliverable revenue arrangements. This update provides guidance on how revenue is recognized for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for fiscal years beginning after December 15, 2017 and for interim reporting periods within such fiscal years. We are currently evaluating our business and contracts to determine any changes to accounting policies or processes necessary to adopt the requirements of the new standard and are in the process of selecting a transition method. Our preliminary evaluation of the impact of this ASU is that it will not have a material impact on our financial condition or results of operations. However, the adoption of this ASU will result in expanded disclosures in first quarter of fiscal 2019.

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

In February 2016, the FASB issued an ASU which affects the accounting for leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for us in the first quarter of fiscal 2020 with early adoption permitted. We have not yet adopted this ASU and are currently evaluating the impact it may have on our financial condition and results of operations.

In August 2016, the FASB issued an ASU to address the diverse classifications being applied to cash receipts and payments in reporting companies’ cash flow statements.  This ASU addresses eight specific cash flow issues to reduce divergence in practice. This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within such fiscal years. We have not yet adopted this ASU and are currently evaluating the impact it may have on our financial condition and results of operations.

Recently Adopted Accounting Pronouncements

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

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). In connection with the enactment of the Tax Act, we recognized a charge of $56 million in the second quarter of fiscal 2018. The charge included our current estimate of the tax on accumulated overseas profits and the revaluation of deferred tax assets and liabilities. As we have a June 30 fiscal year end, the Tax Act’s lower corporate tax rate will be phased in, and is expected to result in a U.S. statutory federal tax rate of approximately 28% for the fiscal year ending June 30, 2018.  The provisional estimates are based on our initial analysis of the Tax Act.  The changes included in the Tax Act are broad and complex.   The final impacts of the Tax Act may differ materially from the amounts estimated due to, among other things, changes in interpretation of the Tax Act, any legislative action that may be taken to address questions arising due to the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act or any updates or changes to estimates we have utilized to calculate the impacts, including impacts from changes to current year earnings estimates and foreign exchange rates.   The SEC has issued rules, including Staff Accounting Bulletin 118 (“SAB 118”), that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.  We currently anticipate finalizing and recording any resulting adjustments during the 2018 calendar year.

2.  Business Combinations

Under ASU 805, the acquisition method of accounting requires us to record assets acquired less liabilities assumed in an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase price over the estimated fair value of the assets acquired less liabilities assumed should be recorded as goodwill.   Such valuations require management to make significant

estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding adjustments to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are included in earnings.

Acquisition of Explosive Trace Detection Business

On July 7, 2017, we acquired the global explosive trace detection business (“ETD”) from Smiths Group plc. We financed the total purchase price of $80.5 million with a combination of cash on hand and borrowing under our existing revolving bank line of credit.

Due to the timing and complexity of the ETD transaction, we are in the process of finalizing our valuation of the assets acquired and liabilities assumed. As of March 31, 2018, the valuation of certain assets and liabilities of ETD were preliminary in nature as we are awaiting the conclusion of the valuation of certain assets by a third party and resolution of carving out certain assets and liabilities from the prior owners of the business. As a result, the ETD acquisition could necessitate the use of the full one year measurement period to establish the fair values of assets and liabilities as of the acquisition date, including intangible assets, goodwill, accounts receivable, inventory, deferred revenue, property and equipment, contractual obligations, income tax obligations, and certain reserves. Changes in the fair values of assets and liabilities from what was previously reported in our condensed consolidated financial statements are primarily a result of additional information that impacted our estimates of fair value and conformance to our accounting policies.  During the quarter ended March 31, 2018, goodwill decreased by $0.2 million, driven primarily by reduction of accounts receivable reserve of $1.2 million offset by reduction in fair value of inventory of $0.8 million, and an increase of $0.2 million in accrued liabilities. Further potential adjustments made could be material in relation to these preliminary values below (amounts in thousands):

Cash and cash equivalents	$4
Accounts receivable, net	13,358
Inventories	11,456
Property and equipment	1,599
Intangible assets	30,040
Other long-term assets	297
Accounts payable	(4,784)
Accrued payroll and related expenses	(2,356)
Deferred revenues — current	(1,629)
Accrued warranties	(2,068)
Other accrued expenses and current liabilities	(1,582)
Net assets acquired	44,335
Goodwill	36,132
Total consideration	$80,467

The goodwill is largely attributable to expected growth, intellectual capital and the assembled workforce of the ETD business.

Intangible assets are recorded at estimated fair value, as determined by management based on available information, which includes a preliminary valuation prepared by a third party. The fair value attributed to the intangible assets acquired was based on preliminary estimates, assumptions and other information compiled by management, and valuations that utilized established valuation techniques.  The value attributed to goodwill and intangible assets is partially non-deductible for income tax purposes.  The following table summarizes the fair value of acquired identifiable intangible assets as of the acquisition date (amounts in thousands):

	Weighted
	Average	Fair
	Lives	Value
Amortizable assets:
Developed technology	10 years	$13,220
Customer relationships	8 years	12,920
Backlog	2 years	3,500
Total amortizable assets		29,640
Non-amortizable asset — IPR&D		400
Total intangible assets		$30,040

The condensed consolidated statements of operations include $17.6 million of revenue and $3.1 million of income from operations from ETD for the three months ended March 31, 2018, and $59.0 million of revenue and $9.8 million of income from operations from ETD for the period from July 7, 2017 to March 31, 2018.

The following unaudited pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the ETD acquisition occurred at the beginning of the periods presented or the results which may occur in the future. The following unaudited pro forma results of operations assume the ETD acquisition had occurred on July 1, 2016 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2018	2017	2018
Revenues	$260,695	$267,299	$763,612	$801,960
Income from operations	$21,003	$7,743	$38,772	$45,284

Significant pro forma adjustments incorporated into the pro forma results above include the recognition of additional amortization expense related to acquired intangible assets.  The pro forma results for the three and nine months ended March 31, 2017 were carved out from the operations of the business when it was owned by its former parent.  These carve-out results have been prepared from the historical accounts of its former parent, and include revenues and expenses specifically identified to ETD, and allocations of certain overhead expenses.

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

Other Acquisitions

In July 2017, we (through our Security division) completed an acquisition of a privately held technology company. The acquisition purchase price was financed with cash on hand and was in an amount including potential earnout consideration determined to be insignificant by management.

On January 12, 2018, we (through our Optoelectronics and Manufacturing division) acquired an electronics component designer and manufacturer for approximately $22 million, plus up to $6 million in potential earnout consideration.  In aggregate, $12.6 million was attributed to intangible assets, $10.9 million was attributed to goodwill, and $3.2 million was attributed to net assets acquired.  The acquisition was financed with cash on hand and borrowing under our existing revolving bank line of credit.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2017	March 31, 2018

Accounts receivable	$216,089	$226,217
Less allowance for doubtful accounts	(9,563)	(9,537)
Accounts receivable, net	$206,526	$216,680

	June 30, 2017	March 31, 2018

Raw materials	$129,645	$157,434
Work-in-process	65,454	85,273
Finished goods	53,411	61,586
Inventories	$248,510	$304,293

	June 30,	March 31,
	2017	2018
Land, buildings, civil works and improvements	$171,335	$73,893
Leasehold improvements	9,025	9,317
Equipment and tooling	166,991	115,220
Furniture and fixtures	3,371	3,429
Computer equipment	17,991	18,801
Computer software	17,303	19,146
Computer software implementation in process	2,590	3,344
Construction in process	1,049	1,239
Total	389,655	244,389
Less accumulated depreciation and amortization	(248,116)	(130,722)
Property and equipment, net	$141,539	$113,667

In September 2017, we purchased the AS&E facility in Billerica, MA for $19.8 million.  Depreciation expense was approximately $13.3 million and $5.4 million for the three months ended March 31, 2017 and 2018, respectively, and approximately $39.9 million and $38.4 million for the nine months ended March 31, 2017 and 2018, respectively.

In January 2018, we entered into a new two-year agreement with the Mexican government to continue providing security screening services.  Upon inception of the new contract, we transferred certain fixed assets to the customer, and this remaining cost to obtain the contract is amortized on a straightline basis as corresponding revenues are recognized.  As of March 31, 2018, $14.7 million and $11.6 million are recorded within Prepaid expenses and other current assets and Other assets, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine month period ended March 31, 2018 were as follows (in thousands):

	Security	Healthcare	Optoelectronics and Manufacturing	Consolidated
Balance as of June 30, 2017	$155,083	$40,129	$46,917	$242,129
Goodwill acquired or adjusted during the period	43,106	—	14,080	57,186
Foreign currency translation adjustment	259	248	894	1,401
Balance as of March 31, 2018	$198,448	$40,377	$61,891	$300,716

Intangible assets consisted of the following (in thousands):

	June 30, 2017			March 31, 2018
	Gross			Gross
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	$26,753	$(6,291)	$20,462	$27,777	$(8,709)	$19,068
Patents	8,386	(1,676)	6,710	8,757	(1,603)	7,154
Developed technology	37,446	(5,530)	31,916	50,637	(8,902)	41,735
Customer relationships/backlog	38,289	(7,667)	30,622	63,830	(14,078)	49,752
Total amortizable assets	110,874	(21,164)	89,710	151,001	(33,292)	117,709
Non-amortizable assets:
Trademarks and trade names	25,540	—	25,540	25,748	—	25,748
IPR&D	3,200	—	3,200	3,600	—	3,600
Intangible assets, net	$139,614	$(21,164)	$118,450	$180,349	$(33,292)	$147,057

Amortization expense related to intangible assets was $3.6 million and $5.1 million for the three month periods ended March 31, 2017 and 2018, respectively. For the nine months ended March 31, 2017 and 2018, amortization expense was $9.1 million and $13.8 million, respectively. At March 31, 2018, the estimated future amortization expense was as follows (in thousands):

2018 (remaining 3 months)	$5,522
2019	21,600
2020	18,823
2021	18,347
2022	13,840
Thereafter, including assets that have not yet begun to be amortized	39,577
Total	$117,709

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended March 31, 2018, we capitalized software development costs in the amount of $1.0 million; while during the three months ended March 31, 2017, we did not capitalize any software development costs. For the nine-month periods ended March 31, 2017 and 2018, we capitalized software development costs in the amount of $2.0 million and $1.3 million, respectively.

5. Impairment, restructuring and other charges

Impairment

During the nine months ended March 31, 2018, we abandoned (i) a product line in our Security division that became redundant as a result of the ETD acquisition, (ii) two non-core product lines in our Healthcare division, and (iii) certain trademarks in our Optoelectronics and Manufacturing division that are no longer used.  As a result, $7.1 million of assets, including intangible and fixed assets, were written off as we determined that these assets have no value and were permanently impaired.  $4.0 million of this was incurred during the three months ended March 31, 2018 and related to the abandonment of a product line in our Healthcare division that we no longer sell.

Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions, thereby improving operational efficiency.

Beginning in fiscal 2017 we incurred professional fees to complete the acquisition of ETD.  Such costs totaled $2.1 million through the third quarter of fiscal 2018.  This included $0.2 million and $1.1 million during the three and nine months ended March 31, 2018, respectively. During the three and nine months ended March 31, 2018, we accrued $3.8 million and $8.1 million, respectively, for legal and estimated settlement costs. For the three and nine months ended March 31, 2018, we incurred charges of $0.4 million and $1.2 million, respectively, for facility consolidation and employee terminations.

The following table summarizes impairment, restructuring and other charges for the periods set forth below (in thousands):

	Three Months Ended March 31, 2017
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$—	$—	$—	$140	$140
Employee termination costs	345	182	52	—	579
Facility closures/consolidation	650	634	194	—	1,478
Other charges (reversals)	—	297	19	(5)	311
Total expensed	$995	$1,113	$265	$135	$2,508

	Three Months Ended March 31, 2018
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Impairment charges	$91	$3,946	$—	$—	$4,037
Acquisition-related costs	—	—	—	77	77
Employee termination costs	18	3	269	—	290
Facility closures/consolidation	117	(8)	—	—	109
Legal and accrued settlement costs	—	5,766	—	3,783	9,549
Total expensed	$226	$9,707	$269	$3,860	$14,062

	Nine Months Ended March 31, 2017
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Impairment charges	$5,332	$86	$—	$	$5,418
Acquisition-related costs	810	—	—	3,353	4,163
Employee termination costs	8,152	1,262	383	—	9,797
Facility closures/consolidation	829	703	218	—	1,750
Other charges (reversals)	7	297	(48)	501	757
Total expensed	$15,130	$2,348	$553	$3,854	$21,885

	Nine Months Ended March 31, 2018
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Impairment charges	$1,581	$4,525	$1,075	$—	$7,181
Acquisition-related costs	—	—	—	1,258	1,258
Employee termination costs	348	3	415	—	766
Facility closures/consolidation	198	235	—	—	433
Legal and accrued settlement costs	—	9,966	—	3,885	13,851
Total expensed	$2,127	$14,729	$1,490	$5,143	$23,489

The changes in the accrual for restructuring and other charges for the nine-month period ended March 31, 2018 were as follows (in thousands):

	Acquisition- related Costs	Employee Termination Costs	Facility Closure/ Consolidation Cost	Legal Charges	Total
Balance as of June 30, 2017	$—	$175	$291	$—	$466
Restructuring and other charges	1,258	767	433	13,851	16,309
Payments and other adjustments	(1,258)	(840)	(315)	(5,737)	(8,150)
Balance as of March 31, 2018	$—	$102	$409	$8,114	$8,625

6. Borrowings

Revolving Credit Facility

In December 2016, we entered into an amendment to our revolving credit facility, which, among other things, increased the aggregate committed amount available to us from $450 million to $525 million and extended the maturity date to December 2021. The credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.50% as of March 31, 2018, but this margin can range from 1.25% to 2.0% based on our consolidated net leverage ratio as defined in the credit facility. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.20% as of March 31, 2018, but this fee can range from 0.20% to 0.30% based on our consolidated net leverage ratio as defined in the credit facility.  Our borrowings under the credit agreement are guaranteed by certain of our U.S. based subsidiaries and are secured by substantially all of our and certain of our subsidiaries’ assets. The agreement contains various representations and warranties, affirmative, negative and financial covenants and conditions of default. As of March 31, 2018, there was $228.0 million of borrowings outstanding under the revolving credit facility and $33.3 million outstanding under the letters of credit sub facility. The amount available to borrow under the credit facility as of March 31, 2018 was $263.7 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. Although the principal amount of each revolving loan is due and payable in full on the maturity date, we have the right to repay each revolving loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under this revolving facility. Therefore, borrowings under the credit facility are included in current liabilities. As of March 31, 2018, we are in compliance with all covenants under this credit facility.

1.25% Convertible Senior Notes Due 2022

In February 2017, we issued $287.5 million of  the Notes in a private offering. The Notes are governed by an indenture dated February 22, 2017. The maturity for the payment of principal is September 1, 2022. The Notes bear interest at the rate of 1.25% and are payable in cash semiannually in arrears on each March 1 and September 1. The Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries, as well as any of our existing and future indebtedness that may be guaranteed by our subsidiaries to the extent of such guarantees (including the guarantees of certain of our subsidiaries under our existing revolving credit facility).

The Notes are convertible prior to March 1, 2022 only upon specified events and during specified periods and are, thereafter convertible, at any time, in each case at an initial conversion rate of 9.3056 per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $107.46 per share or a 38.5% premium to our stock price at the time of the issuance. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Notes may be settled, at our election, in shares of our common stock, cash or a combination of cash and shares of common stock. We have initially elected a combination settlement method to satisfy the conversion obligation, which allows us to settle the principal amount of the Notes in cash and to settle the excess conversion value, if any, in shares of common stock, as well as cash in lieu of fractional shares.

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

Pursuant to ASC 470-20, we allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long term debt in the consolidated balance sheet and being amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for the three months and nine months ended March 31, 2018 was $3.1 million and $9.2 million, respectively, which consists of $0.9 million and $2.7 million of contractual interest expense, $1.9 million and $5.6 million of debt discount amortization and $0.3 million and $0.9 million of amortization of debt issuance costs. As of March 31, 2018, the unamortized debt discount was $38.9 million, which is being amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.50%. The unamortized debt issuance cost of $5.2 million as of March 31, 2018 is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes. Based on our March 29, 2018 stock price of $65.27 per share, the “if-converted” value of the Notes did not exceed the principal amount.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of March 31, 2018, $60.3 million was outstanding under these lines-of-credit facilities. As of March 31, 2018, the total amount available under these credit facilities was $12.9 million.

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

Long-term debt consisted of the following (in thousands):

	June 30, 2017	March 31, 2018
1.25% convertible notes due 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(42,602)	(37,045)
Unamortized debt issuance costs	(6,073)	(5,191)
1.25% convertible notes due 2022, net of unamortized discount and debt issuance costs	238,825	245,264
Term loans	3,700	2,511
Other long-term debt	1,621	1,506
	244,146	249,281
Less current portion of long-term debt	(2,396)	(2,252)
Long-term portion of debt	$241,750	$247,029

7. Stockholders’ Equity

Stock-based Compensation

On December 11, 2017, our stockholders approved our Amended and Restated 2012 Incentive Award Plan (the “2012 Plan”), which, among other things, increased the maximum number of shares of common stock which may be issued under such plan by 1.6 million shares.  As of March 31, 2018, we maintained the following share based employee compensation plans: the 2012 Plan and the Amended and Restated 2006 Equity Participation Plan (“2006 Plan”). No further grants may be made under the 2006 Plan. In addition, pursuant to the acquisition of AS&E, we assumed two share based employee compensation plans: the AS&E 2005 Equity and Incentive Plan (“2005 AS&E Plan”) and the AS&E 2014 Equity and Incentive Plan (“2014 AS&E Plan”). No new RSU grants will be made under the 2005 AS&E Plan or the 2014 AS&E Plan. The 2012 Plan, the 2006 Plan, the 2005 AS&E Plan and the 2014 AS&E Plan are collectively referred to as the “OSI Plans”.

We recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2018	2017	2018
Cost of goods sold	$417	$251	$1,116	$739
Selling, general and administrative	5,627	5,614	15,909	16,574
Research and development	159	149	335	441
Restructuring	—	—	2,902	—
Stock-based compensation expense before taxes	$6,203	$6,014	$20,262	$17,754
Less: related income tax benefit	(2,378)	(1,864)	(7,828)	(5,492)
Stock-based compensation expense, net of estimated taxes	$3,825	$4,150	$12,434	$12,262

As of March 31, 2018, total unrecognized compensation cost related to share based compensation grants under the OSI Plans were estimated at $0.7 million for stock options and $19.9 million for RSUs. We expect to recognize these costs over a weighted average period of 2.0 years with respect to the stock options and 1.9 years for grants of RSUs.

The following summarizes stock option activity during the nine months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017	780,671	$30.00
Granted	25,379	$85.83
Exercised	(113,255)	$22.73
Expired or forfeited	(5,730)	$73.38
Outstanding at March 31, 2018	687,065	$32.89	3.2 years	$23,193
Exercisable at March 31, 2018	642,629	$29.63	2.8 years	$23,190

The following summarizes RSU activity during the nine months ended March 31, 2018:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2017	611,687	$65.85
Granted	349,538	74.11
Vested	(401,773)	65.27
Forfeited	(13,919)	70.11
Nonvested at March 31, 2018	545,533	$71.46

As of March 31, 2018, there were approximately 2.3 million shares available for grant under the 2012 Plan.  Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 155,488 and 117,346 performance-based RSUs during the nine months ended March 31, 2017 and 2018, respectively. These performance-based RSUs are contingent on the achievement of certain performance metrics. The payout can range from zero to 250% of the original number of shares or units awarded.

Share Repurchase Program

In April 2016, the Board of Directors authorized a share repurchase program of up to one million shares, which was completed during the three months ended March 31, 2018.  In March 2018, the Board of Directors authorized a new share repurchase program up to one million shares. This program does not expire unless our Board of Directors acts to terminate the program. The timing and actual number of shares purchased depend on a variety of factors, including stock price, general business and market conditions and other investment opportunities and may be purchased through the open market.  Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

During the three and nine months ended March 31, 2018, we repurchased 972,481 shares of our common stock.

8. Retirement Benefit Plans

We sponsor various retirement benefit plans including qualified and nonqualified defined benefit pension plans for our employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2018	2017	2018
Service cost	$224	$216	$672	$648
Interest cost	7	9	21	25
Amortization of prior service cost	70	70	210	210
Net periodic pension expense	$301	$295	$903	$883

For the three months ended March 31, 2017 and 2018, we made no contributions to these defined benefit plans. For each of the nine months ended March 31, 2017 and 2018, we made contributions of $1.0 million to these defined benefit plans.

We also maintain various defined contribution plans. For the three months ended March 31, 2017 and 2018, we made contributions of $1.4 million and $1.6 million, respectively, to these defined contribution plans. For the nine months ended March 31, 2017 and 2018, we made contributions of $3.6 million and $4.6 million, respectively, to these defined contribution plans.

9. Commitments and Contingencies

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations.  For agreements that contain contingent consideration caps, the maximum amount of such potential future payments is $30.3 million as of March 31, 2018. In addition, we are required to make royalty payments through 2022 based on the license of, or sales of products containing, the technology of CXR Limited, a company acquired in 2004.

We account for such contingent payments for acquisitions through the end of fiscal year 2009 as additions to the purchase price of the acquired business; and for acquisitions after fiscal 2009, pursuant to Financial Accounting Standard 141R, which was codified into ASC 805, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition with subsequent revisions recorded in Selling, general and administrative expense in the consolidated financial statements. The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, which may include projected revenues, gross margins, operating income, estimated probability of achieving and the estimated probability of earn-out payments being made.

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a rollforward of the contingent consideration liability, which is included in Other accrued expenses and current liabilities, and Other long-term liabilities in the consolidated balance sheets:

Beginning fair value, June 30, 2017	$11,840
Additions	8,012
Change in fair value	(1,303)
Payments	(1,882)
Ending fair value, March 31, 2018	$16,667

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential indemnification amount under these agreements due to a limited history of prior indemnification claims and the unique facts and circumstances that may be involved in each particular claim. While we maintain directors and officers liability insurance coverage, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. We have not recorded any liability for costs related to contingent indemnification obligations as of March 31, 2018.

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

Product Warranties

We offer our customers warranties on many of the products that we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The warranty provision is included in Other accrued expenses and current liabilities in the consolidated balance sheets.

The following table presents changes in warranty provisions (in thousands):

	Nine Months Ended March 31,
	2017	2018
Balance at beginning of period	$15,948	$15,178
Additions and adjustments	6,514	10,431
Reductions for warranty repair costs	(4,395)	(5,219)
Balance at end of period	$18,067	$20,390

Legal Proceedings

In December 2017, a short seller released a report regarding our compliance with the Foreign Corrupt Practices Act (FCPA).  Following that report, we and certain of our executive officers have been named as defendants in several lawsuits in the United States District Court for the Central District of California (the “Court”) that were filed in December 2017 and February 2018.  Each of the complaints closely tracks the allegations set forth in the short seller’s report.  All of these actions allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to certain of our filings with the SEC, and seek damages and other relief based upon the allegations in the complaints.  The matters are captioned Longo v. OSI Systems, Inc. et al., No. 17-cv-08841, Doyel v. OSI Systems, Inc. et al., No. 17-cv-08855, Kerbs v. OSI Systems, Inc. et al., No. 17-cv-08991, and The Police Retirement System of St. Louis v. OSI Systems, Inc., No. 18-cv-00894. In April 2018, a shareholder derivative complaint captioned Riley v. Chopra et al., No. 2:18-cv-03371 was filed in the Court purportedly on behalf of the Company against the current members of our Board of Directors (as individual defendants), a former member of our Board of Directors, and our Chief Financial Officer. The complaint alleges, among other things, violations of the anti-fraud provisions of federal securities laws, as well as breach of fiduciary duties, relating to the allegations contained in the above-mentioned short seller report. The complaint seeks damages, restitution, injunctive relief, attorneys’ and experts’ fees, costs, expenses, and other unspecified relief. We believe that these actions are without merit and intend to defend them vigorously, and we expect to incur costs associated with defending against these actions. At this early stage of the litigations, the ultimate outcomes are uncertain and we cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on our financial statements.

Following the short seller report, the SEC commenced an investigation into our compliance with the FCPA.  The U.S. Attorney’s Office for the Central District of California (“DOJ”) has also said it intends to request information regarding FCPA compliance matters.  The SEC and DOJ are also conducting an investigation of trading in our securities, and have subpoenaed information regarding trading by executives, directors and employees, as well as our operations and disclosures in and around the time of certain trades.  In relation to the matters that are the subject of the trading-related investigation, we have taken action with respect to a senior-level employee.  At this time, we are unable to predict what, if any, action may be taken by the DOJ or SEC as a result of these investigations, or any penalties or remedial measures these agencies may seek.

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

10. Income Taxes

The Tax Act enacted in December 2017 introduced significant changes to the U.S. income tax law, which includes a reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and  business-related exclusions.

The reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018.  When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment.  As a result of the Tax Act, we calculated a U.S. federal statutory corporate income tax rate of 28.1% for the year ending June 30, 2018.  We expect the U.S. federal statutory rate to be 21% for fiscal years beginning after June 30, 2018.

The SEC staff recognized that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued and thus issued SAB 118 in December 2017 that allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we recognized within our provision for income taxes $56 million during the second quarter of fiscal 2018 that included $64.6 million of Transition Tax and $8.4 million reduction for the net impact on U.S. deferred tax assets and liabilities. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed later in calendar year 2018.  During the quarter ended March 31, 2018, we did not make changes to these estimates.

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

11. Segment Information

Our business operations are organized into three identifiable industry segments: (a) security and inspection systems (Security division), (b) medical monitoring and anesthesia systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). We also have a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses, including expenses related to stock issuances and legal, audit and other professional service fees not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end product businesses whereas the Optoelectronics and Manufacturing division primarily supplies components and subsystems to OEM customers, as well as to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies of the Form 10-K for the fiscal year ended June 30, 2017.

The following tables set forth the results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2018	2017	2018
Revenues (1) — by Segment:
Security division	$144,824	$170,270	$408,037	$504,784
Healthcare division	49,667	43,758	146,427	141,793
Optoelectronics and Manufacturing division, including intersegment revenues	58,309	66,212	175,864	189,024
Intersegment revenues elimination	(7,654)	(12,941)	(21,779)	(33,641)
Total	$245,146	$267,299	$708,549	$801,960

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2018	2017	2018
Operating income (loss) — by Segment:
Security division	$18,287	$21,028	$36,767	$66,192
Healthcare division	936	(8,425)	(1,527)	(6,975)
Optoelectronics and Manufacturing division	5,974	6,547	16,149	16,224
Corporate	(6,067)	(10,730)	(21,882)	(28,601)
Intersegment eliminations (2)	564	(677)	979	(1,556)
Total	$19,694	$7,743	$30,486	$45,284

	June 30, 2017	March 31, 2018
Assets — by Segment:
Security division	$785,230	$975,807
Healthcare division	186,021	164,911
Optoelectronics and Manufacturing division	196,567	225,672
Corporate	64,959	33,887
Intersegment eliminations (2)	(2,690)	(4,246)
Total	$1,230,087	1,396,031

(1)        For the three months ended March 31, 2017, one customer, SAT in Mexico, accounted for 12% of total net revenues. For the nine months ended March 31, 2017 and 2018, SAT accounted for 12% and 11% of total net revenues, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “OSI,” the “Company,” “we,” “us,” “our” and similar terms refer to OSI Systems, Inc. together with our wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of March 31, 2018 and results of operations for the three and nine months ended March 31, 2018 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2017.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not related to historical results, including, without limitation, statements regarding our business strategy, objectives and future financial position, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and involve risks and uncertainties. These forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “plan,” “project,” “believe,” “expect,” “may,” “could,” “likely to,” “should,” or “will,” or similar expressions or by discussions of strategy that involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Statements in this Quarterly Report on Form 10-Q that are forward-looking are based on current expectations, and actual results may differ materially. These forward-looking statements should be considered in light of numerous risks and uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other documents previously filed or hereafter filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, we could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; impact of volatility in oil prices; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our ongoing investigations and compliance reviews, contract and regulatory compliance matters, and actions, if brought, resulting in judgments, settlements, fines, injunctions, debarment or penalties, as well as other risks and uncertainties, including, but not limited to, those detailed herein and from time to time in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this statement. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 57% and 63% of our total consolidated net revenues for the nine months ended March 31, 2017 and 2018, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology, and anesthesia delivery and ventilation systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 21% and 18% of our total consolidated net revenues for the nine months ended March 31, 2017 and 2018, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for approximately 22% and 19% of our total consolidated revenues for the nine months ended March 31, 2017 and 2018, respectively.

Acquisition Activity.  On July 7, 2017 we completed the ETD acquisition from Smiths Group plc. The ETD operations are included in our Security division.  We financed the total purchase price of $80.5 million with a combination of cash on hand and borrowing under our existing revolving bank line of credit. We also, during the same period, completed an acquisition through our Security division of a technology company that was determined to be immaterial by management.

On January 12, 2018, we (through our Optoelectronics and Manufacturing division) acquired an electronics component designer and manufacturer for approximately $22 million, plus up to $6 million in potential earnout consideration.  In aggregate, $12.6 million was attributed to intangible assets, $10.9 million was attributed to goodwill, and $3.2 million was attributed to net assets acquired.  The acquisition was financed with cash on hand and borrowing under our existing revolving bank line of credit.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have and may continue to influence our results of operations.

Global Economic Considerations.    Global macroeconomic factors, coupled with the U.S. political climate, have created uncertainty and impacted demand for certain of our products and services primarily in our Security and Healthcare divisions. Additionally, weakness in the oil markets, although improved from the prior year, has led to delayed purchasing by certain customers generally within the security industry impacting our Security division but also in other industries impacting our other two divisions. It is uncertain how long this uncertainty or the impact of lower oil prices will continue. Therefore, we expect that there may continue to be a period of delayed or deferred purchasing by our customers. Purchase delays and deferments could have a material negative effect on our business, results of operations and financial condition.

Healthcare Considerations.    The results of our operations have been adversely impacted by difficulties associated with significant product launches within our Healthcare division. These issues may continue to adversely impact our results of operations for additional periods. Additionally, there have been numerous efforts advanced by the Presidential administration and Congress to repeal, replace, or modify the Affordable Care Act, which has created uncertainty in the healthcare industry that has adversely impacted, and may continue to adversely impact, our results of operations.

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

Government Policies.  Our net income could be affected by changes in U.S. or foreign government tax policies, such as the Tax Act, the implications and uncertainties of which are described elsewhere in this report.  Additionally, we attempt to manage our currency exposure in certain countries.  Changes in government policies in these areas might cause an impact to our financial condition and results of operations.

Mexico SAT Contract.  In January 2018, we entered into a new two-year agreement with the Mexican government to continue providing security screening services at a reduced rate of revenue and profit.

Results of Operations for the Three Months Ended March 31, 2017 (Q3 2017) Compared to Three Months Ended March 31, 2018 (Q3 2018) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	Q3 2017	% of Net Revenues	Q3 2018	% of Net Revenues	$ Change	% Change
Security	$144.8	59%	$170.3	64%	$25.5	18%
Healthcare	49.7	20%	43.7	16%	(6.0)	(12)%
Optoelectronics / Manufacturing	50.6	21%	53.3	20%	2.7	5%
Total net revenues	$245.1	100%	$267.3	100%	$22.2	9%

Revenues for the Security division for the three months ended March 31, 2018 increased 18% as a result of increased revenue from the sale of cargo and vehicle inspection systems and related services and the inclusion of $17.6 million of revenue attributable to ETD acquired in July 2017.  These increases were partially offset by decreased revenue from the RTT® hold baggage product due to the timing of orders and related deliveries and reduced revenues from our turnkey services.

Revenues for the Healthcare division for the three months ended March 31, 2018 decreased 12%.  Excluding the impact of a non-core European-based cardiology business which was divested in the third quarter of the prior fiscal year, revenues decreased by 8% from the prior-year period.  This decrease was driven by a decline in patient monitoring sales.

Revenues for the Optoelectronics and Manufacturing division for the three months ended March 31, 2018 increased 5% year-over-year as a result of an acquisition of an electronics component designer and manufacturer in January 2018 that contributed $4.7 million in revenues for the period.  Excluding this acquisition, third party revenues decreased 4% as a result of a modest reduction in sales to our global customers.

Gross Profit

	Q3 2017	% of Net Revenues	Q3 2018	% of Net Revenues
Gross profit	$86.0	35.1%	$97.6	36.5%

Gross profit during the three months ended March 31, 2018 increased as a result of sales growth coupled with a 1.4% expansion of the gross margin.  The gross margin primarily increased due to economies of scale associated with the 9% increase in net revenues, higher gross margins from acquired companies and operational improvements most notably in our Security and Optoelectronics and Manufacturing divsions.

Operating Expenses

	Q3 2017	% of Net Revenues	Q3 2018	% of Net Revenues	$ Change	% Change
Selling, general and administrative	$49.4	20.2%	$59.8	22.4%	$10.4	21%
Research and development	14.4	5.9%	15.9	5.9%	1.5	10%
Impairment, restructuring and other charges	2.5	1.0%	14.1	5.3%	11.6	464%
Total operating expenses	$66.3	27.1%	$89.8	33.6%	$23.5	35%

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. SG&A expense increased primarily within our Security division to support higher sales levels as well as inclusion of such costs from acquisitions.  Expenses also increased in our Optoelectronics and Manufacturing division, and corporate overhead and expenses increased to support our growth. These increases were partially offset by reduced costs in our Healthcare division.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. The increase in R&D spending during the three months ended March 31, 2018 was due primarly to acquisitions and increased investment in our Security division, partially offset by reduced R&D costs in our Healthcare division.

Impairment, restructuring and other charges. Impairment, restructuring and other charges generally consist of the write-down of assets that we believe are permanently impaired, charges related to reductions in our workforce, other opportunities to improve operational efficiency, costs related to acquisition activity, legal charges and other non-recurring charges. Such charges in the current-year period included: (i) $4.0 million of impairment of assets primarily from the abandonment of a product line within our Healthcare division; (ii) $5.8 million of accrued costs related to estimated settlements associated with the product abandonment; (iii) $0.4 million of acquisition costs; and (iv) $3.8 million of legal and settlement costs.  During the comparable prior-year period, such costs included $0.6 million of employee termination costs related to the integration of AS&E and facility consolidations in our Healthcare and Optoelectronics and Manufacturing divisions; and $1.5 million of non-employee related facility consolidation costs within all three of our divisions.

Other Income and Expenses

Interest expense, net. For the three months ended March 31, 2018, interest expense, net totaled $4.8 million as compared to $2.6 million in the comparable prior-year period.  This increase was driven by higher average debt balances and the impact of increased interest rates under our revolving credit facility and the Notes issued in February 2017.  Interest expense in the current-year period included, among other items, $1.9 million of non-cash interest expense related to the Notes (see Note 6 to the condensed consolidated financial statements for further discussion).

Other income, net.  For the three months ended March 31, 2018, other income, net totaled $0.2 million as compared to $2.1 million in the comparable prior-year period.  The prior year amount consists of the gain from the sale of a business within our Healthcare division.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries. For the three months ended March 31, 2018, our income tax provision was $0.6 million, compared to $5.2 million for the comparable prior-year period. The effective tax rate for the three months ended March 31, 2018 was 18.1%.  Excluding the net impact of a $0.3 million discrete tax benefit, our effective tax rate for the three months ended March 31, 2018 was 28.2%, which was comparable to the prior-year period.

Results of Operations for the Nine Months Ended March 31, 2017 (YTD Q3 2017) Compared to Nine Months Ended March 31, 2018 (YTD Q3 2018) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q3 2017	% of Net Revenues	YTD Q3 2018	% of Net Revenues	$ Change	% Change
Security	$408.0	57%	$504.8	63%	$96.8	24%
Healthcare	146.4	21%	141.8	18%	(4.6)	(3)%
Optoelectronics / Manufacturing	154.1	22%	155.4	19%	1.3	1%
Total net revenues	$708.5	100%	$802.0	100%	$93.5	13%

Revenues for the Security division for the nine months ended March 31, 2018 increased 24% as a result of (i) increased sales of cargo and vehicle inspection systems and related services, (ii) increased revenues from checkpoint products and services, and (iii) $59.0 million of revenue attributable to ETD acquired in July 2017.  These increases were partially offset by decreased revenue attributable to sales of the RTT hold baggage product due to the timing of orders and related deliveries.

Revenues for the Healthcare division for the nine months ended March 31, 2018 decreased 3%.  Excluding the impact of a non-core European-based cardiology business which was divested in the third quarter of the prior fiscal year, revenues increased by 4% from the prior-year period.  This organic growth was driven by growth in U.S. patient monitoring sales during the first six months of the fiscal year and international diagnostic cardiology sales.  These increases were partially offset by a decrease in sales of anesthesia products.

Revenues for the Optoelectronics and Manufacturing division for the nine months ended March 31, 2018 were relatively consistent with the prior year period.

Gross Profit

	YTD Q3 2017	% of Net Revenues	YTD Q3 2018	% of Net Revenues
Gross profit	$236.7	33.4%	$290.5	36.2%

Gross profit during the nine months ended March 31, 2018 increased as a result of sales growth combined with gross margin expansion.  The gross margin increase was primarily attributable to: (i) a favorable mix within our Security division including the contributions from the AS&E and ETD acquired portfolios, which generally carry higher product and service gross margins than the other services and products in the Security division, (ii) gross margin expansion within the Healthcare division as a result of a greater proportion of U.S. patient monitoring sales and international diagnostic cardiology sales, each of which tend to carry higher gross margins than other channels and products, and (iii) an improved gross margin in the Optoelectronics and Manufacturing division due to growth in our commercial optoelectronics business which typically earns a higher gross profit margin than our contract manufacturing business.

Operating Expenses

	YTD Q3 2017	% of Net Revenues	YTD Q3 2018	% of Net Revenues	$ Change	% Change
Selling, general and administrative	$144.5	20.4%	$175.6	21.9%	$31.1	22%
Research and development	39.8	5.6%	46.1	5.8%	6.3	16%
Impairment, restructuring and other charges	21.9	3.1%	23.5	2.9%	1.6	7%
Total operating expenses	$206.2	29.1%	$245.2	30.6%	$39.0	19%

Selling, general and administrative.  SG&A expense increased primarily in our Security division as a result of the timing of acquisitions and to support the higher sales level in the division, as well as due to an acquisition in our Optoelectronics and Manufacturing division. In addition, corporate costs increased to support our growth. These increases were partially offset by reduced costs in our Healthcare division.

Research and development. R&D spending during the nine months ended March 31, 2018 increased over the comparable prior year period as a result of the AS&E and ETD acquisitions and to support the growth of our Security division.

Impairment, restructuring and other charges.  Impairment, restructuring and other charges incurred in the current year period include: (i) 9.7 million of costs associated with the abandonment of a product line in our Healthcare division; (ii) $3.1 million of impairment of intangibles, primarily trademarks, related to two acquired brands that have been merged into existing product lines as well as assets associated with abandoned product lines; (iii) $8.1 million of accrued charges related to estimated legal settlements; (iv) $1.3 million of acquisition costs; and (v) $1.2 million of employee termination and facility closure costs for restructuring activities. During the comparable prior-year period, such costs included: (i) a $5.4 million impairment charge as a result of the abandonment of a product line; (ii) $8.1 million of employee termination costs and $4.2 million of acquisition costs, both primarily related to the acquisition and integration of AS&E; (iii) $1.3 million of employee termination costs and $0.7 million of other costs related to a facility consolidation in our Healthcare division; and (iv) $0.4 million of employee termination costs and $0.2 million of other costs related to a facility consolidation in our Optoelectronics and Manufacturing division.

Other Income and Expenses

Interest expense, net.  For the nine months ended March 31, 2018, interest expense, net, was $14.3 million as compared to $5.7 million for the same prior-year period.  This increase was driven by higher average debt balances and the impact of increased interest rates under our revolving credit facility and the Notes issued in February 2017.  Interest expense in the current-year period included, among other items,  $5.6 million of non-cash interest expense related to the Notes (see Note 6 to the condensed consolidated financial statements for further discussion).

Other income, net.  For the nine months ended March 31, 2018, other income, net totaled $0.2 million as compared to $2.1 million in the comparable prior-year period.  The prior year amount consists of the gain from the sale of a business within our Healthcare division.

Income taxes.  For the nine months ended March 31, 2018, our income tax provision was $65.4 million, compared to $7.3 million for the comparable prior-year period. The current year tax provision includes $56.2 million of discrete tax expense resulting from the enactment of the Tax Act and $0.4 million related to other discrete tax items. The effective tax rate for the nine months ended

March 31, 2018 was 210.0%.  Excluding the net impact of discrete tax items, our effective tax rate for the nine months ended March 31, 2018 was 28.2%, compared to 27.3% in the prior-year period.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility.  Cash and cash equivalents totaled $194.0 million as of March 31, 2018, an increase of $24.3 million, or 14%, from $169.7 million as of June 30, 2017.  During the nine months ended March 31, 2018, we generated $115.8 million of cash flow from operations. We utilized cash from operations and borrowings from our revolving line of credit as follows: (i) $103.2 million for the acquisition of businesses; (ii) $38.7 million invested in capital expenditures and intangible and other assets; and (iii) $80.3 million for share repurchases and taxes paid related to the net share settlement of equity awards.  If we continue to net settle equity awards, we will use additional cash to pay tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future.  We are assessing the impact of the Tax Act to determine the amount of cash, if any, to repatriate from our foreign subsidiaries.

We have a five-year revolving credit facility maturing in December 2021 that allows us to borrow up to $525 million. As of March 31, 2018, there was $228.0 million outstanding under the revolving credit facility and $33.3 million outstanding under the letters-of-credit sub-facility.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the nine months ended March 31, 2018, we generated cash from operations of $115.8 million compared to $52.2 million in the prior-year period for an improvement of $63.6 million.  Cash flow from operating activities during the first nine months of fiscal 2018 primarily consisted of net loss of $34.2 million, adjusted for certain non-cash items, including total depreciation and amortization of $55.4 million, stock-based compensation expense of $17.8 million, amortization of debt discount and issuance costs of $6.4 million, change in deferred taxes of $50.8 as a result of the recent tax reform and impairment charges of $7.2 million, and was increased by the net impact of changes in operating assets and liabilities, which provided cash of $10.4 million.

Cash Used in Investing Activities. Net cash used in investing activities was $141.9 million for the nine months ended March 31, 2018 as compared to $194.5 million for the nine months ended March 31, 2017.  During the nine months ended March 31, 2018, we used cash of $103.2 million for acquisitions, consisting primarily of the ETD business, and $38.7 million in capital expenditures, including $19.8 million to purchase the AS&E headquarters facility. During the nine months ended March 31, 2017, we used $191.2 million for acquisitions, primarily for the AS&E business.

Cash Provided by Financing Activities. Net cash provided by financing activities was $50.0 million for the nine months ended March 31, 2018, compared to $197.1 million for the nine months ended March 31, 2017. During the nine months ended March 31, 2018, our primary source of financing was $125 million borrowed under our revolving credit facility.  This source of funds was partially offset by $80.3 million used for share repurchases and taxes paid related to the net share settlement of equity awards.

Borrowings

See Note 6 to the condensed consolidated financial statements for discussion regarding our revolving credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $194.0 million at March 31, 2018. Nearly all of this amount was held by our subsidiaries primarily in Mexico, United Kingdom, Malaysia, Puerto Rico, and Singapore, and to a lesser extent in India, Canada, Germany and China among others. We currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. We continue to assess the impact of the Tax Act to determine the amount of cash, if any, to repatriate from our cash held in our foreign subsidiaries.

Issuer Purchases of Equity Securities

The following table contains information about the shares acquired during the quarter ended March 31, 2018:

	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number that may yet be purchased under the plans or programs (2)
January 1, 2018 to January 31, 2018	—	$—	—	872,481
February 1, 2018 to February 28, 2018	872,481	$60.78	872,481	—
March 1, 2018 to March 31, 2018	100,000	$66.53	100,000	900,000
	972,481	$61.37	972,481

(1)         For the three months ended March 31, 2018, a total of 972,481 shares of common stock were purchased under stock repurchase programs at an average price of $61.37 per share.

(2)         In April 2016, the Board of Directors authorized a stock repurchase program of up to one million shares.  This program was fully utilized in March 2018.  In March 2018, the Board of Directors authorized a new stock repurchase program of up to one million shares.  This program does not have an expiration date. Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of common stock issued and outstanding in the consolidated financial statements.

Dividend Policy

We have not paid any cash dividends since our initial public offering in 1997, and we do not currently intend to pay any cash dividends in the foreseeable future. Our Board of Directors will determine the payment of future cash dividends, if any. Certain of our current bank credit facilities restrict the payment of cash dividends and future borrowings may contain similar restrictions.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.  See Notes 6 and 9 to the condensed consolidated financial statements for further discussion regarding significant changes in those obligations during the first nine months of fiscal 2018.

Off Balance Sheet Arrangements

As of March 31, 2018, we did not have any significant off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of those pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the nine months ended March 31, 2018, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Foreign Currency

We conduct business in more than 20 countries. Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country in which we do business and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.  Weaknesses in the currencies of some of these countries are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss. Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a gain of $0.4 million and $0.2 million during the three months ended March 31, 2017 and March 31, 2018, respectively. We recognized a gain of $1.3 million and a loss of $0.1 million during the nine months ended March 31, 2017 and 2018, respectively.  A 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $3.0 million in the third quarter of fiscal 2018. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $3.0 million in the third quarter of fiscal 2018.

Use of Derivatives

Our current use of derivatives consists of an interest rate swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had an interest rate swap of $2.5 million outstanding as of March 31, 2018.

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

Interest Rate Risk

We are subject to interest rate risk on our borrowings under our bank lines of credit. Consequently, our interest expense fluctuates with changes in interest rates as we borrow amounts under these facilities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). As discussed in our Annual Report for the fiscal year ended June 30, 2017, our management identified a material weakness in our internal control over non-routine transactions, including business combinations. Based upon management’s review and evaluation, as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Remediation Efforts to Address Material Weakness

We are in the process of implementing certain remediation measures to address the material weakness and enhance our internal control over financial reporting. We have made significant progress with respect to the following actions to improve the design and operating effectiveness of our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Other than remediation measures described above, there were no changes in our internal control over financial reporting during the third quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud within the Company have been detected.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain of the legal proceedings in which we are involved are discussed in Note 9, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

ITEM 1A. RISK FACTORS

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the SEC on September 7, 2017, which describe various risks and uncertainties which could materially affect our business, financial condition or future results of operations. There have been no material changes to the risk factors included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is hereby incorporated by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the OSI Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 27th day of April 2018.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer