Form 10-K
period 2018-06-30
OSI SYSTEMS INC
filed 2018-08-28
CIK 1039065

Use these links to rapidly review the document

OSI SYSTEMS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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

        The aggregate market value of the registrant's voting and non-voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold on December 31, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was $1,163,504,202. The number of shares outstanding of the registrant's Common Stock as of August 24, 2018 was 18,093,373.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement relating to the 2018 annual meeting of stockholders are incorporated by reference into Part III. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year.

PART I

Forward-Looking Statements

        This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements relate to current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as "project," "believe," "anticipate," "plan," "expect," "intend," "may," "should," "will," "would," and similar words and expressions are intended to identify forward-looking statements. The expectations, beliefs, and projections reflected in the forward-looking statements may prove to be inaccurate, and actual results may differ materially from those reflected in such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, those described in Part I, Item 1, "Business," Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report and other documents filed by us from time to time with the Securities and Exchange Commission ("SEC"). Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, we could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our ongoing investigations and compliance reviews, contract and regulatory compliance matters, and actions, if brought, resulting in judgments, settlements, fines, injunctions, debarment or penalties; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this report are qualified in their entirety by this statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology, and anesthesia delivery and ventilation systems globally to end users and provide related supplies and accessories under the "Spacelabs®" trade name. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians' offices, medical clinics and ambulatory surgery centers.

        Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including defense and aerospace, X-ray security inspection systems and medical imaging, chemistry analysis and diagnostics instruments, telecommunications, scanners and industrial automations, automotive diagnostic systems, IoT and wearable consumer products. We sell our optoelectronic devices primarily under "OSI Optoelectronics," "OSI LaserDiode," and "OSI Laserscan" trade names and perform our electronics manufacturing services primarily under the "OSI Electronics," "APlus Products," "Altaflex," and "PFC" trade names. We provide our optoelectronic devices and electronics manufacturing services to OEM customers and end users, as well as to our own Security and Healthcare divisions.

        In fiscal 2018, revenues from the Security division were $690.0 million, or approximately 63% of our revenues; revenues from the Healthcare division amounted to $189.4 million, or approximately 18% of our revenues; and third-party revenues from the Optoelectronics and Manufacturing division were $209.9 million, or approximately 19% of our revenues. See note 14 to the consolidated financial statements for additional financial information concerning reporting segments and geographic areas.

Recent Developments

        Acquisition of Optoelectronics Solutions Business.    On July 31, 2018, we (through our Optoelectronics and Manufacturing division) acquired an optoelectronics solutions business for $17.5 million, plus up to $1 million in potential earnout consideration. The acquisition was financed with cash on hand and borrowings under our existing revolving bank line of credit.

Industry Overview

        We sell our security and inspection systems and healthcare products primarily to end-users, while we design and manufacture our optoelectronic devices and value-added subsystems, and provide electronics manufacturing services primarily for OEM customers.

        Security.    A variety of technologies are currently used globally in security and inspection applications, including transmission and backscatter X-ray, 3-D and computed tomography, nuclear radiation detection, metal detection, radar and trace detection. We believe that the market for security and inspection products will continue to be affected by the threat of terrorist incidents, drug trafficking, gun violence, and by new government mandates and appropriations for security and inspection products in the United States and internationally.

        As a result of terrorist attacks worldwide, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railways, seaports, cruise line terminals, freight forwarding operations, sporting venues, government and military installations, and nuclear facilities. The U.S. Department of Homeland Security has undertaken numerous initiatives to prevent terrorists from entering the country, hijacking airliners, and obtaining and trafficking in weapons of mass destruction and their components, to secure sensitive U.S. technologies and to identify and screen high-risk cargo before it is loaded onto airlines and ships. These initiatives, such as the Customs-Trade Partnership Against Terrorism, the U.S. Transportation Security Administration's Air Cargo Screening Mandate and the U.S. Customs and Border Protection Container Security Initiative, have resulted in an increased demand for security and inspection products.

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

        Congress has passed legislation and continues to support provisions that call for the inspection of international maritime cargo destined for the United States, domestic civil aviation cargo, and radiological and nuclear threats in cargo entering the United States. Certain of our cargo and vehicle inspection systems are currently being used internationally and by the U.S. Government to comply with these standards.

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

        The U.S. Department of Energy (DOE) and other U.S. federal agencies continue to support the Nuclear Smuggling and Detection Deterrence (NSDD) Program and Megaports programs to help prevent the proliferation and trafficking of radioactive and nuclear materials.

        Similar initiatives and new regulations promulgated by international organizations have resulted in a growing global demand for airline, cargo, port and border security and inspection technologies. For example, the European Commission has issued uniform performance standards for systems that screen baggage and people at aviation checkpoints and air cargo, as well as new directives related to maritime security.

        Healthcare.    Healthcare has been, and we believe will continue to be, a growing economic sector throughout much of the world. Developing countries in Latin America are expected to continue to build healthcare infrastructure to serve expanding middle class populations. In developed areas, including the United States and Europe, aging populations and extended life expectancy are projected to fuel growth in healthcare for the foreseeable future.

        While we believe that the healthcare industry will continue to grow throughout much of the world, many factors are forcing healthcare providers to do more with less, including stricter government requirements affecting staffing and accountability, shrinking reimbursements from health insurance organizations, and uncertainty around potential U.S. healthcare legislation. Our customers expect clinical value, economic value, and clinical decision support. Positioning our current healthcare products to demonstrate the competitive value in total cost of ownership will be increasingly important in this environment. At the same time, the widespread introduction of mobile devices into the healthcare environment is creating an emerging demand for patient data acquisition and distribution. Our Healthcare division designs, manufactures and markets devices and software that respond to these factors, helping hospitals reduce costs, make better-informed clinical decisions, and more fully utilize resources.

        We are a global manufacturer and distributor of patient monitoring, diagnostic cardiology and clinical networking solutions for use in hospitals, medical clinics and physician offices. We design, manufacture and market patient monitoring solutions for critical, perinatal, sub-acute and perioperative care areas of the hospital, wired and wireless networks and ambulatory blood pressure monitors, all aimed at providing caregivers with timely patient information. Our diagnostic cardiology systems include Holter recorders and analyzers, ambulatory blood pressure monitors, electrocardiography (ECG) devices, stress event data management systems and related software and services. We also currently manufacture and distribute anesthesia delivery systems and ventilators, which we sell primarily to hospitals for use in operating rooms and anesthesia induction areas.

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

        Our optoelectronic devices are used in a wide variety of applications for diversified markets including the aerospace and defense, avionics, medical imaging and diagnostics, biochemistry analysis, pharmaceutical, nanotechnology, telecommunications, construction and homeland security markets. Medical applications for our devices include diagnostic and imaging products, patient monitoring equipment, and glucose monitors. Aerospace and defense applications for our devices include satellite navigation sensors, laser guided munitions systems, range finders, weapons simulation systems, computer peripherals and other applications that require the conversion of optical signals into electronic signals. Homeland security applications for our devices include X-ray based and other detection systems. Our optoelectronic devices and value-added subsystems are also used in a wide variety of measurement control, monitoring and industrial applications and are key components in telecommunications technologies. We also offer electronics manufacturing services to our optoelectronics customers, as well as to our Security and Healthcare divisions. We offer full turnkey and printed circuit board assembly, cable and harness assembly, liquid crystal displays and box-build manufacturing services, in which we provide product design and development, supply chain management, and production manufacturing services. In addition, our flexible circuit products and services offer design expertise, manufacturing capabilities, and assembly of flexible and rigid circuit boards for applications in the industrial, medical, military, and consumer markets.

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

        Capitalizing on the Market for Security and Inspection Systems.    Attentiveness to terrorist and other security threats may continue to drive the market for security and inspection systems in transportation security and also at ports and border crossings, government installations, military facilities and public event venues. The trend toward increased screening of goods entering and departing from ports and borders has resulted, and may continue to result in, the growth in the market for cargo inspection systems and turnkey security screening services that are capable of screening shipping containers for contraband and assisting customs officials in the verification of shipping manifests. Package and cargo screening by freight forwarders, airlines and air cargo companies represents a growing sector, as regulations in the United States and Europe have continued to support increased screening of air cargo shipments. We intend to capitalize on opportunities to replace, service and upgrade existing security installations, and to offer turnkey security screening solutions in which we may construct, staff and/or operate on a long-term basis security screening checkpoints for our customers. Finally, we also intend to continue to develop new security and inspection products and technologies, such as our proprietary real time tomography systems, and to enhance our current product and service offerings through internal research and development and selective acquisitions.

        Improving and Complementing Existing Medical Technologies.    We develop and market patient monitoring systems and diagnostic cardiology products, and associated supplies and accessories. We are able to market and sell many of our product offerings through shared sales channels and distribution networks. Our efforts to develop new products and improve our existing medical technologies are focused on the needs of care providers and their patients. Our efforts to improve existing diagnostic cardiology technologies will also continue to concentrate on providing products that are flexible and intuitive to use so that clinicians can deliver accurate, precise, reliable and cost-effective care. We focus on enabling hospitals to leverage their IT infrastructure at a significant financial savings, providing actionable alarms at the bedside monitor and the central station.

        Selectively Entering New Markets.    We intend to continue to selectively enter new markets that complement our existing capabilities in the design, development and manufacture of specialized electronic systems and components for critical applications such as security inspection, patient monitoring and diagnostic cardiology. We believe that by manufacturing products that rely on our existing technological capabilities, we will leverage our integrated design and manufacturing infrastructure to build a larger presence in new markets that present attractive competitive dynamics. We intend to achieve this strategy through internal growth and through selective acquisitions.

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

        Security and Inspection Systems.    We design, manufacture and market security and inspection systems globally to end users under the "Rapiscan Systems" and "AS&E" trade names. Our Security products are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Our Security products fall into the following categories: baggage and parcel inspection; cargo and vehicle inspection; hold (checked) baggage screening; people screening; radiation detection; and explosive and narcotics trace detection. We also offer under the "S2" trade name turnkey security screening services, including the staffing and operation of security screening checkpoints.

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

        Our Security division is among the only companies in the market offering inspection systems at a wide range of energy levels. We believe that we offer one of the broadest technology platforms in the baggage and parcel and cargo and vehicle inspection systems industry. Our broad platform permits us to offer customers solutions, which optimize flexibility, performance and cost to meet the customer's unique application requirements.

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

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	TECHNOLOGY	MARKET SEGMENT
Baggage and Parcel Inspection	Rapiscan® 600 series X-ray systems	Dual-energy X-ray Single and multi-view configuration	Checkpoint and customs inspection at airports, prisons, border crossings, government buildings, and postal facilities, critical infrastructure protection at power and chemical plants, water resource sites as well as air cargo screening
	AS&E® Gemini®	Combined dual energy transmission and backscatter	Checkpoint and air cargo screening at prisons, government buildings and other critical infrastructure protection applications

Cargo and Vehicle Inspection	Rapiscan® Eagle® AS&E® OmniView® AS&E® Sentry®	High energy transmission X-ray	Inspection of passenger vehicles, cargo, trucks, and rail cars at airports, border crossings, sea ports and high threat facilities
	AS&E® ZBV® AS&E® Z Portal® AS&E® CarView AS&E® MINI Z®	Flying spot backscatter X-ray and transmission X-ray

Hold (Checked) Baggage Screening	Rapiscan® RTT®	High-speed, stationary gantry computed tomography explosive detection system (EDS)	Hold baggage and parcel inspection with automatic explosive detection at airports and freight forwarding facilities

People Screening	Metor® series metal detectors	Electromagnetic induction	Checkpoint inspection at airports, border crossings, military checkpoints, stadiums, prisons and government facilities

Radiation Detection	Rapiscan® Radiation Monitors	Gamma and neutron detection of radioactive and nuclear material	Cargo, vehicle, rail car and people screening at airports, border crossings, military checkpoints, stadiums, prisons and government facilities

Trace Detection	Itemiser® DX Itemiser® 4DX Itemiser® 3e MobileTrace® Hardened MobileTrace® EntryScan® 4	IMS based technology desktop, hand-held and walk-though portal explosives and narcotics detection	Checkpoint, hold baggage and cargo inspection at airports, nuclear plants, border crossings, military checkpoints, stadiums, prisons and government facilities

        Patient Monitoring, Diagnostic Cardiology, and Anesthesia Systems.    Our Healthcare division designs, manufactures and markets products globally to end users primarily under the "Spacelabs" trade name.

        Spacelabs products include patient monitors for use in perioperative, critical care and emergency care environments with neonatal, pediatric and adult patients. Our patient monitoring systems comprise monitors and central nursing stations connected by wireless or hardwired networks, as well as standalone monitors that enable patient data to be transported physically from one monitor to another as the patient is moved. These systems enable hospital staff to access patient data where and when it is required. In addition, these products are designed with an "open architecture" to interact with hospital information systems. Many of these products allow clinicians to view and control various software applications on the patient monitor's display, eliminating the need for separate computer terminals in the patient's room. Attending nurses can check laboratory results and other reports, enter orders, review protocols and complete medical charting at the patient's bedside.

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

        Spacelabs has introduced a number of new products, including the Xprezzon® patient monitor, Qube® compact monitor, Qube® Mini monitor with transport capabilities, and Xhibit XC4 which brings additional flexibility to caregivers, enabling central monitoring of patient data in the patient vicinity. We also introduced a new telemetry transmitter, the AriaTele®, with subsequent product additions to enable the AriaTele to broadcast on a number of specialized frequency bands that are prescribed for global healthcare use.

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

        We are also a supplier of ambulatory blood pressure (ABP) monitors which are routinely used by physicians around the world and by clinical research organizations. Many physicians are using ambulatory blood pressure monitoring to detect "white coat" hypertension, a condition in which people experience elevated blood pressure in the doctor's office but not in their daily lives. Ambulatory blood pressure monitoring helps improve diagnostic accuracy and minimize the associated costs of treatment. Spacelabs OnTrak ambulatory blood pressure system has been validated for both pediatric and adult patient types and includes the capability to measure activity correlation with non-invasive blood pressure readings.

        Our Sentinel® 10 Cardiology Information Management System is designed to provide an electronic, enterprise-wide scalable system for diagnostic cardiology. Sentinel integrates data from Spacelabs-branded products into a central enterprise-wide database system that can be accessed by care providers and medical facility administrators, thereby providing enhanced workflow and efficiencies. The system's web-based solution enables the secure transfer of data from multiple remote sites.

        Our anesthesia delivery and ventilation group designs and manufactures anesthesia delivery systems and ventilators. Our BleaseSirius, BleaseFocus and BleaseGenius anesthesia delivery systems enable us to provide flexible anesthesia solutions for operating room environments, anesthesia induction areas, day surgery centers, magnetic resonance imaging facilities and other locations where the administration of anesthesia is required.

        In addition, many of the capital-intensive products that our Healthcare division sells have supplies and accessories associated with them that can represent annuity revenue opportunities.

        The following table sets forth a description of the more significant healthcare products that we currently offer:

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	MARKET SEGMENT
Patient Monitoring and Connectivity	XPREZZON® Qube® Qube® Mini Ultraview® DM3 Dual Monitor Intesys® Clinical Suite (ICS) ICS Xprezz XprezzNet Flexport® Xhibit® Xhibit® XC4 Elance® AriaTele® Spacelabs® SafeNSound	Hospital care areas, outpatient surgery centers and physician offices

Diagnostic Cardiology	Ambulatory blood pressure monitors (various) OnTrak ABP Pathfinder® SL CardioCall® Lifecard® EVOTM CardioExpress® ECG machines CardioDirect® Stress Testing Systems Sentinel® Cardiology Data Management	Hospital cardiology care areas and physician offices

Medical Devices and Accessories	UltraCheck®, SoftCheck® and Curve Blood Pressure Cuffs Patient Cables and Accessories Fluid Delivery Unifusors	All hospital care areas, outpatient surgery centers and physician offices

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

        We also provide electronics design and manufacturing services both in North America, the United Kingdom and in the Asia Pacific region with enhanced, RoHS-compliant, printed circuit board and cable and harness assemblies and box-build manufacturing services utilizing state-of-the-art automated surface mount technology lines. We offer electronics manufacturing services to OEM customers and end users for medical, automotive, defense, aerospace, industrial and consumer applications that do not utilize optoelectronic devices. We also manufacture LCD displays for medical, industrial and consumer electronics applications, and flex circuits and touch panels for OEM customers at the prototype stage. Our electronics manufacturing services are provided primarily under the "OSI Electronics," "APlus Products," "Altaflex," and "PFC" trade names.

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

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	MARKET SEGMENT
Optoelectronic Products	Si and InGaAs Photodiodes and Avalanche Diodes UV and XUV Detector Linear and 2-D Position Sensitive Devices Line and 2D X-Ray Photodectors Optical Switches Solid State Laser Diodes	Medical diagnostics instrumentation and analytical chemistry, oximetry and blood chemistry, barcode readers, security scanners and inspection systems, lidar and laser range finder, OTDR and test and measurement instruments, laser guided munitions, weapon simulation systems, aircraft gyro navigation sensors, and satellite sun acquisition sensors

Medical Devices and Accessories	Oximetry Sensors and Accessories	Patient monitoring, animal health, and diagnostic medical products

Laser Scanners	Laser Scanners (AS9390, AS615 and AS800 Series)	Laser based scanners for vehicle detections and classifications for electronic toll collection (ETC) and toll and traffic management systems

Markets, Customers and Applications

        Security and Inspection Products.    Many security and inspection products were developed in response to civilian airline hijackings. Consequently, certain of our security and inspection products have been and continue to be sold for use at airports. Our security and inspection products are also used for security and customs purposes at locations in addition to airports, such as border crossings, shipping ports, military and other government installations, freight forwarding facilities, high-profile locations such as U.K. House of Parliament, Buckingham Palace, and the Vatican and for high-profile events such as the Olympic Games, and other sporting events. Furthermore, as terrorist attacks continue to occur, overall transportation and travel industry demands have increased, resulting in heightened attention for our security and inspection products. We also provide turnkey security screening solutions, which can include the construction, staffing and long-term operation of security screening locations for our customers.

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

        Our contracts with the U.S. Government are generally subject to renegotiation of profits and termination for convenience at the election of the Government. For the fiscal year ended June 30, 2018, our direct sales to the U.S. Government were approximately $157 million. Additionally, certain of our contracts with foreign governments contain provisions allowing the government to terminate a contract for convenience. For further discussion, please refer to "Item 1A. Risk Factors."

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

        We sell products mainly through integrated delivery networks and group purchasing networks in the U.S., the NHS Foundation Trust in the United Kingdom, UGAP in France, and to various government funded hospitals in the Middle East and several parts of Asia.

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

Marketing, Sales and Service

        We market and sell our security and inspection products and turnkey security screening solutions globally through a direct sales and marketing staff located North America, Latin America, Europe, Middle East, Africa, and Asia, in addition to an expansive global network of independent distributors. This sales staff is supported by a service organization located in the same regions, as well as a global network of independent, authorized service providers.

        We market and sell our healthcare products globally through a direct sales and marketing staff located in North America, Latin America, Europe and Asia, in addition to a global network of independent distributors. We also support these sales and customer service efforts by providing operator in-service training, comprehensive interactive eLearning for all monitoring products, software updates and upgrades and service training for customer biomedical staff and distributors. We also provide IT specialists and clinical specialists to provide support both before and after product sale.

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

        We consider our maintenance service operations to be an important element of our business. After the expiration of our standard product warranty periods, we are often engaged by customers, either directly or through our network of authorized service providers, to provide maintenance services for our security and inspection products. In addition, we believe that our expertise in installing, maintaining and operating our security inspection products is an important factor for customers that are considering engaging us to provide turnkey security screening solutions. We provide a variety of service and support options for our healthcare customers, including complete hospital on-site repair and maintenance service and telephone support, parts exchange programs for customers with the internal expertise to perform a portion of their own service needs and a depot repair center at our division headquarters. We believe that our international maintenance service capabilities allow us to be competitive in selling our security and inspection systems as well as our patient monitoring, diagnostic cardiology and anesthesia systems. Furthermore, we believe that as the installed base of both our security and inspection systems and healthcare products increases, revenues generated from such annual maintenance service contracts and from the sale of replacement parts will increase.

Research and Development

        Our security and inspection systems are primarily designed at our facilities in the United States and in the United Kingdom, Finland, India, and Malaysia. These products include mechanical, electrical, analog and digital electronics, software subsystems and algorithms, which are designed by us. In addition to product design, we provide system integration services to integrate our products into turnkey systems at the customer site. We support cooperative research projects with government agencies and provide contract research for government agencies.

        Our healthcare products are primarily designed at our facilities in the United States and in the United Kingdom. These products include software, networking, connectivity, mechanical, electronic and software subsystems, most of which are designed by us. We are also currently involved, both in the United States and internationally, in research projects aimed at improving our medical systems and at expanding our current product lines.

        We design and manufacture optoelectronic devices and we provide electronics manufacturing services primarily in our facilities in the United States and internationally in the United Kingdom, Canada, India, Indonesia, Malaysia and Singapore. We engineer and manufacture subsystems to solve the specific application needs of our OEM customers. In addition, we offer entire subsystem design and manufacturing solutions. We consider our engineering personnel to be an important extension of our core sales and marketing efforts.

        In addition to close collaboration with our customers in the design and development of our current products, we maintain an active program for the development and introduction of new products, enhancements and improvements to our existing products, including the implementation of new applications of our technology. We seek to further enhance our research and development program and consider such program to be an important element of our business and operations. As of June 30, 2018, we engaged approximately 439 full-time engineers, technicians and support staff. Our research and development expenses were $49.8 million in fiscal 2016, $50.9 million in fiscal 2017, and $61.2 million in fiscal 2018. We intend to continue to invest in our research and development efforts in the future.

Manufacturing and Materials

        We currently manufacture our security and inspection systems domestically in California, Colorado, and Massachusetts, and internationally in Malaysia and the United Kingdom. We currently manufacture our patient monitoring, diagnostic cardiology, and anesthesia systems in Washington. We outsource manufacturing of certain of our supplies and accessories. We currently manufacture our optoelectronic devices and provide electronics manufacturing services domestically in California and New Jersey, and internationally in Canada, India, Indonesia, Malaysia, the United Kingdom and Singapore. Most of our high volume, labor intensive manufacturing and assembly activities are performed at our facilities in India, Indonesia and Malaysia. Since many of our customers are located in the United States, Europe and Asia, our ability to manufacture products in these markets and provide follow-on service from offices located in these regions is an important component of our global strategy.

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

        The principal raw materials and subcomponents used in producing our healthcare products consist of printed circuit boards, housings, mechanical assemblies, pneumatic devices, touch screens, medical grade displays, cables, filters, textiles, fabric, gauges, fittings, tubing and packaging materials. We purchase certain devices, including computers, peripheral accessories and remote displays, from unaffiliated third party providers.

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

        For cost, quality control, technological, and efficiency reasons, we purchase certain materials, parts, and components only from single vendors with whom we have ongoing relationships. We do, however, qualify second sources for many of our materials, parts, and components. We purchase most materials, parts, and components pursuant to purchase orders placed from time to time in the ordinary course of business. Although to date none of our divisions has experienced any significant shortages or material delays in obtaining any of its materials, parts, or components, it is possible that we may face longer lead times, shortages, or price increases in one or more items in the future.

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

        Patents.    We possess rights to a number of U.S. and foreign patents relating to various aspects of our security and inspection products, healthcare products and optoelectronic devices and subsystems. Our current patents will expire at various times between 2018 and 2039. However, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity or enforceability, or may be found to not be infringed by any third parties. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

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

        We believe that our trademarks and tradenames, patents and licenses are important to our business. The loss of some of our trademarks, patents or licenses might have a negative impact on our financial results and operations. Nevertheless, with the exception of the loss of either the Spacelabs®, Rapiscan®, or AS&E® trademarks, the impact of the loss of any single trademark, patent or license would not likely have a material adverse effect on our business. As of June 30, 2018, the Spacelabs brand is protected by both pending and registered trademarks in 32 countries; the Rapiscan brand is protected by both pending and registered trademarks in 37 countries, and the AS&E brand is protected by both pending and registered trademarks in 17 countries.

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

        United States FDA.    In the United States, the FDA has broad regulatory powers with respect to pre-clinical and clinical testing of new medical devices and the designing, manufacturing, labeling, storage, record keeping, marketing, advertising, promotion, distribution, post-approval monitoring and reporting and import and export of medical devices. Unless an exemption applies, federal law and FDA regulations require that all new or significantly modified medical devices introduced into the market be preceded either by a pre-market notification clearance order under section 510(k) of the Federal Food, Drug and Cosmetic Act (FDCA), or an approved pre-market approval (PMA) application. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness. Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of regulations, referred to as General Controls, which require compliance with the applicable portions of the FDA's Quality System Regulation (QSR) facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.

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

        Significant healthcare reforms have had an impact on medical device manufacturer and hospital revenues. For example, the Affordable Care Act requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices, which went into effect in 2013. The Consolidated Appropriations Act, 2016, signed into law in December 2015, included a two-year moratorium (January 1, 2016—December 31, 2017) on the excise tax. The moratorium has been extended through December 31, 2019. Other legislative actions have resulted in reductions in Medicare payments to hospital providers.

        The Patient Protection and Affordable Care Act as amended by the Health Care and Education and Reconciliation Act of 2010, collectively referred to as the Affordable Care Act, is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. Many states have also adopted or are considering changes in healthcare policies, in part due to state budgetary pressures. Ongoing uncertainty regarding implementation of certain aspects of the Affordable Care Act makes it difficult to predict the impact the Affordable Care Act or state law proposals may have on our business. The Trump administration and Congress have taken steps to modify many of the Affordable Care Act's provisions. Effective for the 2019 calendar year, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") repealed an Affordable Care Act tax imposed on individuals who do not maintain insurance coverage throughout the year. The Trump administration has also taken steps to approve state requests to modify Medicaid eligibility standards, including by imposition of work and community engagement requirements. In addition, the Trump administration has revised federal regulations to create more opportunities for individuals to purchase insurance outside of the individual and small group insurance markets through short-term, limited duration health insurance policies and association health plans. This has created uncertainty in the market, which could result in reduced demand for our products, additional pricing pressure, and increased demand for new and more flexible payment structures.

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

Foreign Regulations

        We are also subject to regulation in the foreign countries in which we manufacture and market our products. For example, the commercialization of certain products, including medical devices, in the European Union is regulated under a system that presently requires all such products sold in the European Union to bear the CE mark—an international symbol of adherence to quality assurance standards. Our manufacturing facilities in Hawthorne, California; Snoqualmie, Washington; Johor Bahru, Malaysia; Batam, Indonesia; and Hyderabad, Indiaare all certified to the International Organization for Standardization's ISO 13485 standard for quality management. Our Hawthorne, California and Snoqualmie, Washington facilities are also certified to the requirements of Annex II, section 3 of the Directive 93/42/EEC on Medical Devices, which allows them to self-certify that manufactured products can bear the CE mark. Further, the implementation of the Restriction of Hazardous Substance Directive ("ROHS") requires that certain products, including medical devices, shipped into the European Union eliminate targeted ROHS substances.

        The International Medical Device Regulators Forum has implemented a global approach to auditing manufacturers of medical devices. This audit system, called the Medical Device Single Audit Program ("MDSAP"), provides for an annual audit of a medical device manufacturer by a certified body on behalf of various regulatory authorities. Current authorities participating in MDSAP include the Therapeutic Goods Administration of Australia, Brazil's Agencia Nacional de Vigilancia Sanitaria, Health Canada, Japan's Ministry of

Health, Labour and Welfare, and the Japanese Pharmaceuticals and Medical Devices Agency and the FDA. It is expected that more regulatory authorities will participate in MDSAP in the future.

        Further, the implementation on May 25, 2018 of the General Data Protection Regulation ("GDPR"), a regulation in the European Union ("EU") on data protection and privacy for all individuals in the EU and the European Economic Area ("EEA"), applies to all enterprises, regardless of location, that are doing business in the EU or that collect and analyze data tied to EU and EEA residents. GDPR requires stringent technical and security controls surrounding the storage, use, and disclosure of personal information.

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

        In the security and inspection market, competition is based primarily on factors such as product performance, functionality and quality, government regulatory approvals and qualifications, the overall cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence and breadth of sales and service organization. We believe that our principal competitors in the market for security and inspection products are Smiths Detection, L-3 Communications—Security and Detection Systems division, Leidos, CEIA, Nuctech, Gilardoni, VOTI Detection, Analogic, IDSS, and Astrophysics. Competition could result in price reductions, reduced margins and loss of market share. Although our competitors offer products in competition with one or more of our products, we can supply a variety of system types and offer among the widest array of solutions available from a single supplier. This variety of technologies also permits us to offer unique hybrid systems to our customers that utilize two or more of these technologies, thereby optimizing flexibility, performance and cost to meet the customer's unique application requirements.

        In the patient monitoring, diagnostic cardiology, and anesthesia systems delivery markets, competition is also based on a variety of factors including product performance, functionality, value and breadth of sales and service organization. We believe that our principal competitors in the market for patient monitoring, diagnostic cardiology, anesthesia systems and related supplies are Philips Healthcare, GE Healthcare, Mindray Medical, HillRom, Dräger Medical, Nihon Kohden, and Maquet. Competition could result in price reductions, reduced margins and loss of our market share. We believe that our patient monitoring products are easier to use than the products of many of our competitors because we offer a consistent user interface throughout many of our product lines. We also believe that the capability of our monitoring systems to connect together, and to the hospital IT infrastructure, is a key competitive advantage. Further, while some of our competitors are also beginning to introduce portal technology, which allows remote access to data from the bedside monitor, central station or other point of care, we believe that our competing technologies bring valuable, instant access to labs, radiology and charting at the point of care.

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

        Certain of our cargo and vehicle inspection systems may require more than a year of lead-time. We have experienced some significant shipping delays associated with our cargo and vehicle inspection systems. Such delays can occur for many reasons, including: (i) additional time necessary to coordinate and conduct factory inspections with the customer before shipment; (ii) a customer's need to engage in time-consuming special site preparation to accommodate the system, over which we have no control or responsibility; (iii) additional fine tuning of such systems once they are installed; (iv) design or specification changes by the customer; (v) time needed to obtain export licenses and/or letters of credit; and (vi) delays originating from other contractors on the project.

        As of June 30, 2018, our consolidated backlog totaled approximately $976 million, compared to approximately $738 million as of June 30, 2017. Approximately $329 million of our backlog as of June 30, 2018 is not reasonably expected to be fulfilled in fiscal year 2019. Sales orders underlying our backlog are firm orders; although, from time to time we may agree to permit a customer to cancel an order or an order may be cancelled for other reasons. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and should not be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

        As of June 30, 2018, we employed 6,087 people, of whom 3,246 were employed in manufacturing, 459 were employed in engineering or research and development, 578 were employed in administration, 428 were employed in sales and marketing and 1,376 were employed in service capacities. Of the total employees, 2,413 were employed in the Americas, 2,831 were employed in Asia and 843 were employed in Europe. Many of our employees in Europe have statutory collective bargaining rights. We have never experienced a general work stoppage or strike, and management believes that our relations with our employees are good.

Available Information

        We are subject to the informational requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website (http://www.sec.gov) that contains reports, proxy statements and other information that issuers are required to file electronically.

        Our internet address is: http://www.osi-systems.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of this annual report on Form 10-K or any other report or document we file with or furnish to the SEC. We make available, free of charge through our internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and reports filed pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. Also available on our website free of charge are our Corporate Governance Guidelines, the Charters of our Nominating and Governance, Audit, Compensation and Benefits, Technology, and Risk Management Committees of our Board of Directors and our Code of Ethics and Conduct

(which applies to all Directors and employees, including our principal executive officer, principal financial officer and principal accounting officer). A copy of this annual report on Form 10-K is available without charge upon written request addressed to: c/o Secretary, OSI Systems, Inc., 12525 Chadron Avenue, Hawthorne, CA 90250 or by calling telephone number (310) 978-0516.

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

  •
  adverse outcomes related to our government investigations and litigation matters;

  •
  exchange rate fluctuations;

  •
  tariffs, sanctions, and other trade restrictions;

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

             Continuing terrorist attacks worldwide have increased demand for our products that may not be sustainable in the future.

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

        Security inspection systems that signal to the operator that further investigation is required are sometimes referred to in the security industry as "automatic" detection systems. Such systems utilize software algorithms to interpret data produced by the system and to signal to the operator when a dangerous object or substance may be present. Such algorithms are probabilistic in nature and are also subject to significant technical limitations. Nevertheless, if such a system were to fail to signal to an operator when an explosive or other contraband was in fact present, resulting in significant damage, we could become the subject of significant product liability claims.

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

        We have applied to the U.S. Department of Homeland Security for many of the products and services offered by our Security division, but we do not enjoy coverage (or the highest level of coverage) for every product line, model number and service offering that our Security division provides. In addition, the terms of the SAFETY Act coverage decisions awarded to us by the U.S. Department of Homeland Security contain conditions and requirements that we may not (or may not be able to) continue to satisfy in the future.

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

        In August 2011, Congress enacted the Budget Control Act of 2011 (BCA), committing the U.S. Government to significantly reduce the federal deficit over ten years. The BCA contains provisions commonly referred to as "sequestration", which call for substantial, unspecified automatic spending cuts split between defense and non-defense programs that may continue for a period of ten years. The BCA also included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will stay in effect through 2024, unless additional Congressional action is taken. Likewise, various European governments have implemented or intend to implement austerity measures intended to reduce government spending. Such measures may reduce demand for our products directly by affected governmental agencies and by our customers who derive revenues from these governmental agencies or governmental healthcare programs. We are continuing to be challenged by the impact of governmental spending reductions on us and our customers, and we cannot currently predict to what extent our business and results of operations may be adversely harmed.

             If we fail to perform on our existing agreements to provide security screening solutions to customers after expending substantial resources, such failure could have a material adverse effect on our business, financial condition and results of operations.

        Certain of our projects require the expenditure of substantial management and financial resources in anticipation of future revenue generation. For example, our contract with the Mexican government to provide a turnkey security screening solution at various sites throughout Mexico required substantial expenditures for capital equipment and infrastructure. If our performance is not adequate and acceptable to the Mexican government during the term of this contract, our ability to renew the contract prior to its scheduled expiration in January 2020 could be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations. We anticipate that future contracts for turnkey security screening solutions in other territories could also require the outlay and management of substantial financial resources for capital equipment and infrastructure.

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

        We purchase raw materials and certain subcomponents from third parties. Standard purchase order terms may be as long as one year at fixed costs, but we generally do not have guaranteed long-term supply arrangements with our suppliers. In addition, for certain raw materials and subcomponents that we use, there are a limited number of potential suppliers that we have qualified or that we are currently able to qualify. Consequently, some of the key raw materials and subcomponents that we use are currently available to us only from a single vendor. The reliance on a single qualified vendor could result in delays in delivering products or increases in the cost of manufacturing the affected products. Any material interruption in our ability to purchase necessary raw materials or subcomponents could adversely affect our ability to fulfill customer orders and therefore could ultimately have a material adverse effect on our business, financial condition and results of operations.

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

             We accumulate excess inventory from time to time.

        Because of long lead times and specialized product designs, in certain cases we purchase components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for our products, inadequate or inaccurate forecasts, or other issues that might impact production planning, our customers might not purchase all the products that we have manufactured or for which we have purchased components. In any such event, we would attempt to recoup material and manufacturing costs by means such as returning components to our vendors, disposing of excess inventory through other channels, or requiring our OEM customers to purchase or otherwise compensate us for such excess inventory. However, some of our significant customer agreements do not give us the ability to require our OEM customers to do this. To the extent that we are unsuccessful in recouping our material and manufacturing costs, this could have a material adverse effect on our business, financial condition and results of operations. In addition, because of the complex customer acceptance criteria associated with some of our products, on some occasions, products whose title has passed to our customers are still included in our inventory until revenue recognition criteria are met. As a result, inventory levels are elevated from time to time.

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

        In fiscal 2016, 2017 and 2018 revenues from shipments made to customers outside of the United States accounted for approximately 64%, 60% and 58% of our revenues, respectively. Since we sell certain of our products and services worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, and therefore employees, suppliers, real property, capital equipment, cash and other assets are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including without limitation:

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

  •
  imposition of domestic and international taxes, export controls, tariffs, embargoes, sanctions, trade disputes, and other trade restrictions;

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

        We are currently in the process of fulfilling an agreement to provide a turnkey security scanning solution to the tax and customs authority of Mexico. There are certain administrative, legal, governmental and societal risks to operating in Mexico that could adversely impact our operations. Any one or more of the risks that could adversely affect our ability to fulfill our agreement and therefore ultimately have a material adverse effect on our business, financial condition and results of operations include, without limitation:

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

             Our business is subject to complex and evolving U.S. and international laws and regulation regarding privacy and data protection. If we fail to meet our compliance obligations under applicable privacy and data protection regulations, even if such compliance by us is inadvertent, or if we are unable to comply with changes to such requirements, we might be subject to fines, legal disputes, or other liabilities that could have a material adverse effect on our financial condition and results of operations.

        Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of data protection laws in the U.S., the EU, and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. These legislative and regulatory proposals, if adopted, and such interpretations could, in addition to the possibility of fines, result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations.

        Recent legal developments in the EU have created compliance uncertainty regarding certain transfers of personal data from the EU to the United States. For example, GDPR, a regulation implemented on May 25, 2018 in the EU on data protection and privacy for all individuals in the EU and the EEA, applies to all enterprises, regardless of location, that are doing business in the EU or that collect and analyze data tied to EU and EEA residents. GDPR creates a range of new compliance obligations, including stringent technical and security controls surrounding the storage, use, and disclosure of personal information, and significantly increases financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements).

        In addition, the European Commission in July 2016 and the Swiss Government in January 2017 approved the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks, respectively, which are designed to allow U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, these frameworks face a number of legal challenges and their validity remains subject to legal, regulatory and political developments in both Europe and the U.S. This has resulted in some uncertainty, and compliance obligations could cause us to incur costs or require us to change our business practices in a manner adverse to our business.

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

        For example, the Affordable Care Act is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. The Trump administration and Congress have taken steps to modify many of the Affordable Care Act's provisions. Effective for the 2019 calendar year, the Tax Act repealed an Affordable Care Act tax imposed on individuals who do not maintain insurance coverage throughout the year. The Trump administration has also taken steps to approve state requests to modify Medicaid eligibility standards, including by imposition of work and community engagement requirements. In addition, the Trump administration has revised federal regulations to create more opportunities for individuals to purchase insurance outside of the individual and small group insurance markets through short-term, limited duration health insurance policies and association health plans. This has created uncertainty in the market, which could result in reduced demand for our products, additional pricing pressure, and increased demand for new and more flexible payment structures.

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

             We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers, suppliers, or other third parties.

        We manage and store proprietary information and sensitive or confidential data relating to our operations. We may be subject to cyber-attacks on and breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, malware, ransomware and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities of our systems or products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our systems. Cyber-threats in particular vary in technique and sources, are persistent, frequently change and increasingly are more sophisticated, targeted and difficult to detect and prevent against. None of these threats and related incidents to date have resulted in a material adverse impact for our business.

        We expend significant capital and resources to protect against the threat of security breaches, including cyber-attacks, viruses, worms, malware, ransomware and other malicious software programs. Substantial additional expenditures may be required before or after a cyber-attack or breach to mitigate in advance or to alleviate any problems caused by cyber-attacks and breaches, including unauthorized access to or theft of data stored in our information systems and the introduction of computer malware or ransomware to our systems. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service.

        We often identify attempts to gain unauthorized access to our systems. Given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance that our employee training, operational, and other technical security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. We are likely to face attempted cyber-attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach, or unavailability of our information systems as well as any systems used in acquired operations.

        In addition, breaches of our security measures and the unapproved use or disclosure of proprietary information or sensitive or confidential data about us or our suppliers, customers or other third parties could expose us or any such affected third party to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business, even if we were not responsible for the breach. Furthermore, we are exposed to additional risks because we rely in certain capacities on third-party data management and cloud service providers with possible security problems and security vulnerabilities beyond our control. Media or other reports of perceived security vulnerabilities to our systems or those of our third-party suppliers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation and materially impact our business.

        Given increasing cyber security threats, there can be no assurance that we will not experience business interruptions, data loss, ransom, misappropriation, or corruption or theft or misuse of proprietary information or related litigation and investigation, any of which could have a material adverse effect on our financial condition and results of operations and harm our business reputation.

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

        If we are not able to refinance existing indebtedness on acceptable terms, our ability to finance our operations, engage in strategic acquisitions, and otherwise meet our capital needs would be significantly impaired.

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

        In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the Notes are accounted for as if the number of shares of Common Stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

             Changes in our tax rates could affect our future financial results.

        Our future effective tax rates could be favorably or unfavorably affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service ("IRS") and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our operating results and financial condition.

             Changes in tax laws or tax rulings could materially affect our financial position and results of operations.

        Changes in tax laws or tax rulings could materially affect our financial position and results of operations. On December 22, 2017, the U.S. government enacted the Tax Act, which introduced significant changes to the U.S. income tax law. The Tax Act, among other things, includes a reduction to the U.S. federal corporate income tax rate from 35% to 21%, imposes a repatriation tax on deferred foreign income, imposes significant additional limitations on the deductibility of interest, and puts into effect the migration from a worldwide system of taxation to a territorial system. The changes included in the Tax Act are broad and complex, and the overall impact of the Tax Act is uncertain. As regulations and guidance evolve with respect to the Tax Act, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of June 30, 2018, we owned the following principal facilities (i.e., facilities greater than 50,000 square feet):

Location	Description of Facility	Approximate Square Footage
Hawthorne, California	Corporate headquarters and administrative, manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	88,000
Billerica, Massachusetts	Manufacturing, engineering, sales and marketing and service for our Security division	186,200
Snoqualmie, Washington (1)	Headquarters and administrative, manufacturing, engineering, sales, marketing and service for our Healthcare division	177,000
Stoke on Trent, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	90,000
Surrey, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	59,000
Batam, Indonesia	Manufacturing for our Optoelectronics and Manufacturing division	59,000

(1)
This facility is encumbered by a mortgage.

        As of June 30, 2018, we leased the following principal facilities (i.e., facilities greater than 50,000 square feet):

Location	Description of Facility	Approximate Square Footage	Expiration
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Security division	167,600	2019 ~ 2021
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Optoelectronics and Manufacturing division	110,100	2019 ~ 2024
Batam, Indonesia (1)	Manufacturing for our Optoelectronics and Manufacturing division	107,700	2019 ~ 2023
Torrance, California	Manufacturing, engineering, sales and marketing and service for our Security division	91,900	2022
Andover, Massachusetts	Manufacturing, engineering, sales and marketing and service for our Security division	64,200	2027
Hyderabad, India (2)	Manufacturing and engineering for our Security, Healthcare and Optoelectronics and Manufacturing divisions	50,400	2021

(1)
This is comprised of six leases, ranging in size between 11,000 square feet and 37,400 square feet, at the same or nearby facilities.

(2)
This is comprised of three leases, ranging in size between 5,000 square feet and 33,600 square feet, at the same or nearby facilities.

        We believe that our facilities are in adequate condition to support our current operations but expect to expand as necessary to support our growth. We currently anticipate that we will be able to renew the leases that are scheduled to expire in the next few years on terms that are substantially the same as those currently in effect. However, even if we were not able to renew one or more of the leases, we believe that suitable substitute space is available to relocate any of the facilities. Accordingly, we do not believe that our failure to renew any of the leases that are scheduled to expire in the next few years will have a material adverse effect on our operations.

ITEM 3.    LEGAL PROCEEDINGS

        In December 2017, a short seller released a report regarding our compliance with the Foreign Corrupt Practices Act ("FCPA"). Following that report, we and certain of our executive officers have been named as defendants in several lawsuits in the United States District Court for the Central District of California (the "District Court") that were filed in December 2017 and February 2018. Each of the complaints closely tracks the allegations set forth in the short-seller's report. All of the actions, which were consolidated by the District Court in March 2018 in an action captioned Arkansas Teacher Retirement System et al. v. OSI Systems, Inc. et al., No. 17-cv-08841, allege violations of Sections 10(b) and 20(a) of Exchange Act, relating to certain of our public statements and filings with the SEC, and seek damages and other relief based upon the allegations in the complaints. In April and May 2018, two shareholder derivative complaints were filed purportedly on behalf of the Company against the current members of our Board of Directors (as individual defendants), a former member of our Board of Directors, and our Chief Financial Officer. The first, captioned Riley v. Chopra et al., No. 18-cv-03371, was filed in the

District Court, and the second, captioned Genesee County Employees' Retirement System v. Chopra, et al., No. BC705958, was filed in the Superior Court of the State of California, County of Los Angeles. The complaints allege, among other things, breach of fiduciary duties relating to the allegations contained in the above-mentioned short seller report. The complaints seek damages, restitution, injunctive relief, attorneys' and experts' fees, costs, expenses, and other unspecified relief. We believe that these actions are without merit and intend to defend them vigorously, and we expect to incur costs associated with defending against these actions. At this early stage of the litigations, the ultimate outcomes are uncertain and we cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on our financial statements.

        Following the short-seller report, both the SEC and the Department of Justice ("DOJ") commenced investigations into our compliance with the FCPA. The SEC has subpoenaed documents from the Company, and we are responding to that subpoena and providing the same documents to the DOJ. At this time, we are unable to predict what, if any, action may be taken by the DOJ or SEC as a result of these FCPA-related investigations, or any penalties or remedial measures these agencies may seek. Separately, the SEC and DOJ are also conducting an investigation of trading in our securities and have each subpoenaed information regarding trading by executives, directors, and employees, as well as our operations and disclosures in and around the time of certain trades. With respect to these trading-related matters, we have taken action with respect to a senior-level employee. At this time, we are unable to predict what, if any, action may be taken by the DOJ or SEC as a result of these trading-related investigations, or any penalties or remedial measures these agencies may seek. We place a high priority on compliance with our anti-corruption and securities trading policies and are cooperating with each of the government investigations.

        We are involved in various other claims and legal proceedings arising in the ordinary course of business. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. We have not accrued for loss contingencies relating to such matters because we believe that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to us, the impact on our business, financial condition, results of operations and cash flows could be material.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

        Our Common Stock is traded on The NASDAQ Global Select Market under the symbol "OSIS."

        The following table sets forth the high and low sale prices of a share of our Common Stock as reported by The NASDAQ Global Select Market on a quarterly basis for fiscal 2017 and 2018. The prices shown reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2017:	High	Low
Quarter ended September 30, 2016	$69.49	$55.76
Quarter ended December 31, 2016	$78.86	$65.00
Quarter ended March 31, 2017	$81.55	$69.45
Quarter ended June 30, 2017	$82.26	$69.08

2018:	High	Low
Quarter ended September 30, 2017	$92.34	$74.96
Quarter ended December 31, 2017	$96.64	$53.80
Quarter ended March 31, 2018	$73.28	$50.50
Quarter ended June 30, 2018	$80.19	$61.72

        As of August 22, 2018, there were approximately 111 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in "street" name.

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

Issuer Purchases of Equity Securities

        The following table presents the shares acquired during the quarter ended June 30, 2018:

	Total number of shares (or units) Purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
April 1, 2018 to April 30, 2018	—	—	—	900,000
May 1, 2018 to May 31, 2018	48,977	$66.32	48,977	851,023
June 1, 2018 to June 30, 2018	—	—	—	851,023

	48,977	$66.32	48,977

(1)
Excludes shares tendered to satisfy minimum statutory withholding obligations related to the vesting of RSUs.

(2)
In April 2016, the Board of Directors authorized a stock repurchase program of up to 1,000,000 shares. This program was completed in March 2018. In March 2018, the Board of Directors authorized a new stock repurchase program of up to 1,000,000 shares. This program does not have an expiration date. Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of Common Stock issued and outstanding in the consolidated financial statements.

        The following table provides information concerning our equity compensation plans as of June 30, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	677,525	$32.80	2,278,658	(2)(3)(4)
Equity compensation plans not approved by security holders	—	N/A	—

Total	677,525	$32.80	2,278,658

(1)
Includes shares of our Common Stock issuable upon exercise of options under our 2006 Equity Participation Plan and our Amended and Restated 2012 Incentive Award Plan.
(2)
These shares are available for future issuance under our Amended and Restated 2012 Incentive Award Plan, which was approved by our shareholders on December 11, 2017.
(3)
Awards of restricted stock, restricted stock units or other awards that convey the full value of the shares subject to the award are counted as 1.87 shares for every one award granted.
(4)
Shares subject to awards outstanding under the 2006 Equity Participation Plan that terminate, expire or lapse for any reason also become available for future issuance under our Amended and Restated 2012 Incentive Award Plan.

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

        The current peer group identified in the table below as the "New Peer Group" includes the following companies: Conmed Corp, Flir Systems Inc, L3 Technologies Inc, Leidos Holdings Inc., Smiths Group Plc. The former peer group identified in the table below as the "Old Peer Group" includes Analogic Corporation.

        The graph assumes that $100.00 was invested on June 30, 2013 in (a) our Common Stock, (b) The NASDAQ Composite Index, (c) the companies comprising the New Peer Group (weighted according to the issuer's stock market capitalization at the beginning of each period for which a return is indicated), and (d) the Old Peer Group. The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any Company filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2013 through June 2018
Among OSI Systems, Inc.
The NASDAQ Composite Index and a Peer Group

        The following table provides the same information in tabular form as of June 30:

	2013	2014	2015	2016	2017	2018
OSI Systems, Inc.	$100.00	103.62	109.89	90.24	116.66	120.04
The NASDAQ Composite Index	100.00	132.45	151.00	148.88	189.66	233.12
New Peer Group	100.00	126.04	117.66	131.44	164.39	198.53
Old Peer Group	100.00	107.96	109.43	110.71	101.77	101.77

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth our selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2018, and is derived from our consolidated financial statements. The consolidated financial statements as of June 30, 2017 and 2018, and for each of the years in the three-year period ended June 30, 2018, are included in Item 8 of this report. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended June 30,
	2014	2015	2016	2017	2018
	(in thousands, except earnings per share data)
Consolidated Statements of Operations Data:
Revenues	$906,742	$958,202	$829,660	$960,951	$1,089,286
Cost of goods sold	601,742	632,849	552,801	637,450	697,634

Gross profit	305,000	325,353	276,859	323,501	391,652
Operating expenses:
Selling, general and administrative	166,869	171,756	166,655	192,560	239,592
Research and development	44,792	51,639	49,816	50,951	61,189
Impairment, restructuring and other charges	12,044	9,850	22,014	46,698	34,963

Total operating expenses	223,705	233,245	238,485	290,209	335,744

Income from operations	81,295	92,108	38,374	33,292	55,908
Interest and other expense, net	(5,440)	(3,255)	(2,879)	(7,541)	(19,054)

Income before income taxes	75,855	88,853	35,495	25,751	36,854
Provision for income taxes	27,961	23,702	9,338	4,675	65,981

Net income (loss)	$47,894	$65,151	$26,157	$21,076	$(29,127)

Net income (loss) available to common stockholders—diluted	$47,894	$65,151	$26,157	$21,076	$(29,127)

Basic earnings (loss) per common share	$2.40	$3.29	$1.35	$1.12	$(1.57)

Diluted earnings (loss) per common share	$2.33	$3.17	$1.30	$1.07	$(1.57)

Weighted average shares outstanding—diluted	20,587	20,526	20,076	19,689	18,592

	June 30,
	2014	2015	2016	2017	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,831	$47,593	$104,370	$169,650	$84,814
Working capital	263,514	254,991	187,483	306,866	207,375
Total assets	1,011,077	937,289	991,723	1,230,087	1,255,691
Long-term debt	10,436	8,556	6,054	241,750	248,980
Total debt	37,255	11,357	133,813	347,146	364,242
Total stockholders' equity	532,213	581,779	540,846	569,213	489,436

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis of financial condition and results of operations ("MD&A") is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

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

        Security Division.    Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 63% of our total consolidated revenues for fiscal 2018.

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

        Healthcare Division.    Through our Healthcare division, we design, manufacture, market and service patient monitoring and diagnostic cardiology systems globally for sale primarily to hospitals and medical centers. To a limited extent, we continue to manufacture, market, and service anesthesia delivery and ventilation systems. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient's bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 18% of our total consolidated revenues for fiscal 2018.

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

        Optoelectronics and Manufacturing Division.    Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 19% of our total consolidated revenues for fiscal 2018.

  Consolidated Results

        Fiscal 2018 Compared with Fiscal 2017.    We reported consolidated sales of $1,089.3 million in fiscal 2018, a 13% increase over the prior year, which drove a year-over-year increase in gross profit of $68.2 million. Our income from operations increased by 68% from the prior year to $55.9 million in fiscal 2018. This increase in profitability was driven primarily by our 13% increase in sales, an expanded gross margin, the contribution from acquisitions, including the explosive trace detection ("ETD") business acquired in July 2017, and a decrease in impairment, restructuring and other charges.

        Fiscal 2017 Compared with Fiscal 2016.    We reported consolidated sales of $961.0 million in fiscal 2017, a 16% increase over the prior year, which drove a year-over-year increase in gross profit of $46.6 million. Despite this increase in sales and gross profit, our income from operations decreased by 13% from the prior year to $33.3 million in fiscal 2017. This decline in profitability was driven primarily by a 112% increase in impairment, restructuring and other charges. Such charges related to the abandonment of assets previously built or constructed for our turnkey scanning program in Mexico and two product lines in our Security division, facility consolidations among all three of our operating divisions, transaction costs for acquisition activity during the fiscal year and costs related to the integration of AS&E, which was acquired in September 2016.

        Acquisitions.    On July 7, 2017, we completed the ETD acquisition from Smiths Group plc. The ETD operations are included in our Security division. We financed the total purchase price of $80.5 million with a combination of cash on hand and borrowings under our existing revolving bank line of credit. We also, during the same period, completed an acquisition through our Security division of a technology company that was determined to be insignificant by management.

        On January 12, 2018, we (through our Optoelectronics and Manufacturing division) acquired an electronics component designer and manufacturer for approximately $22 million, plus up to $6 million in potential earnout consideration. The acquisition was financed with cash on hand and borrowings under our existing revolving bank line of credit.

        On July 31, 2018, we (through our Optoelectronics and Manufacturing division) acquired an optoelectronics solutions business for $17.5 million, plus up to $1 million in potential earnout consideration. The acquisition was financed with cash on hand and borrowings under our existing revolving bank line of credit.

Trends and Uncertainties

        The following is a discussion of certain trends and uncertainties that we believe have and may continue to influence our results of operations.

        Global Economic Considerations.    Global macroeconomic factors, coupled with the U.S. political climate, have created uncertainty and impacted demand for certain of our products and services primarily in our Security and Healthcare divisions. It is uncertain how long this uncertainty will continue. Therefore, we expect that there may continue to be a period of delayed or deferred purchasing by our customers. Purchase delays and deferments could have a material negative effect on our business, results of operations and financial condition. Additionally, our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses.

        Global Trade.    The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. Further, the U.S. government has also recently announced that sanctions would be imposed against certain businesses and individuals in select countries. Additional changes may require us to modify our current business practices and could have material adverse effect on our financial statements in any particular reporting period.

        Healthcare Considerations.    The results of our operations have been adversely impacted by difficulties associated with product launches in our Healthcare division. These issues may continue to adversely impact our results of operations for additional periods. Additionally, there have been numerous efforts advanced by the Trump administration and Congress to repeal and replace or modify the Affordable Care Act, which has created uncertainty in the healthcare industry that has adversely impacted, and may continue to adversely impact, our results of operations.

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

        Government Policies.    Our net income (loss) could be affected by changes in U.S. or foreign government tax policies, such as the Tax Act, the implications and uncertainties of which are described elsewhere in this report. Additionally, we attempt to manage our currency exposure in certain countries. Changes in government policies in these areas might cause an impact to our financial condition and results of operations.

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

        Revenue Recognition. Product Sales.    We recognize revenue from sales of products upon shipment when title and risk of loss passes and when terms are fixed and collection is probable. In the circumstance where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until we have achieved the acceptance criteria unless the customer acceptance criteria are perfunctory or inconsequential.

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

        Proportional Performance.    In connection with our previous agreement with the Servicio de Administración Tributaria ("SAT") in Mexico, in effect through January 13, 2018, revenue had been recognized based upon proportional performance, measured by the actual number of labor hours incurred divided by the total estimated number of labor hours for the project. The impact of changes in the estimated labor hours to service the agreement was reflected in the period during which the change became known. In the SAT agreement, customer billings were submitted for several separate deliverables, including monthly services, activation of services, training of customer personnel and consultation on the design and location of security scanning operations, among others. In the event that payments received from the customer exceeded revenue recognition, deferred revenue was recorded. In January 2018, we entered into a new, two-year contract with SAT to continue providing security screening services. Revenue under the new contract is recognized as Service revenues as services are performed.

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

        Inventory.    Inventory is stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. We write down inventory for slow-moving and obsolete inventory based on assessments of future demands, market conditions and customers who may be experiencing financial difficulties. If these factors were to become less favorable than those projected, additional inventory write-downs could be required.

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

        The impact of the Tax Act has been recorded on a provisional basis as the legislation provides for additional guidance and regulations to be issued by the U.S. Department of the Treasury on several provisions including the computation of the transition tax on foreign earnings. Guidance during the first two quarters of fiscal 2019 could impact the calculation of the fiscal 2018 transition tax charge and could affect decisions on timing of various U.S. and foreign items which would further impact the final Tax Act amounts included in the charge for the transition tax charge and the remeasurement of deferred taxes. In addition, analysis performed and conclusions reached as part of the tax return filing process and additional guidance on accounting for the Tax Act could affect the provisional amount.

        Business Combinations.    In connection with the acquisition of a business, we allocate the fair value of purchase consideration to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, and trade names, useful lives and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

        We assess qualitative factors of each of our reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such assessments indicated that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill. Thus, we have determined that it is not necessary to proceed with the two-step goodwill impairment test. There was no goodwill impairment for each of the three fiscal years ended June 30, 2018. We evaluate long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment does exist, we measure the impairment loss and record it based on the discounted estimate of future cash flows. In estimating future cash flows, we group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other asset groups. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors.

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

        The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite vesting period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our Common Stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise. We estimate the fair value of restricted stock and restricted stock unit awards on the date of the grant using the market price of our Common Stock on that date. In addition, we estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, stock-based compensation expense could differ significantly from the amounts we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as necessary. We recognize the cumulative effect of changes in the estimated forfeiture rate as compensation cost in earnings in the period of the revision. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially in the future. Certain shares of restricted stock and restricted stock units vest based upon the achievement of pre-established performance criteria. We estimate the fair value of performance-based awards at the date of grant based upon the probability that the specified performance criteria will be met, adjusted for estimated forfeitures. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based awards if necessary. We amortize the fair values of performance-based awards over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. See note 8 to the consolidated financial statements for a further discussion of stock-based compensation.

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

	2016	% of Net Revenues	2017	% of Net Revenues	2018	% of Net Revenues	2016-2017 % Change	2017-2018 % Change
	(Dollars in millions)
Security	$411.2	50%	$555.2	58%	$690.0	63%	35%	24%
Healthcare	211.5	25%	200.1	21%	189.4	18%	(5)%	(5)%
Optoelectronics / Manufacturing	207.0	25%	205.7	21%	209.9	19%	(1)%	2%

Total Net Revenues	$829.7		$961.0		$1,089.3		16%	13%

        Fiscal 2018 Compared with Fiscal 2017.    Revenues for the Security division increased 24%, primarily as a result of an increase of $147.8 million in Security product sales and related services, including the full-year impact from the AS&E business that we acquired in September 2016 as well as the inclusion of $76.5 million in revenues from our July 2017 ETD acquisition. This increase in sales was partially offset by reduced revenues associated with the new SAT contract with Mexico.

        Revenues for the Healthcare division decreased 5% largely driven by the sale of a non-core European-based cardiology business in the third quarter of the prior fiscal year, which contributed $10.5 million of revenues in fiscal 2017.

        Revenues for the Optoelectronics and Manufacturing divison increased 2% primarily as a result of $9.9 million in revenue associated with the electronics component manufacturer acquisition completed in January 2018, offset partially by an $6.3 million decrease in revenue from our contract manufacturing business.

  Fiscal 2017 Compared with Fiscal 2016.

        Revenues for the Security division increased primarily as a result of increased sales of cargo and vehicle inspection systems, including related service, primarily driven by $94.0 million of revenue related to AS&E, which was acquired in September 2016, a significant increase in sales of our RTT hold baggage product to international customers; and increased revenue from turnkey scanning operations as a result of a full year of operations in our Albanian program and increased revenue from our Mexico SAT contract.

        The decrease in revenues in our Healthcare division was largely driven by the sale of a non-core European-based cardiology business in the third quarter of the current fiscal year, which accounted for $8.0 million of the change in net revenues. Revenues from all other products and services decreased by less than 2% in fiscal 2017, as strength in second half fiscal 2017 revenues could not overcome the declines experienced in the first half of the fiscal year.

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

Gross Profit

	2016	% of Net Revenues	2017	% of Net Revenues	2018	% of Net Revenues
	(Dollars in millions)
Gross profit	$276.9	33.4%	$323.5	33.7%	$391.7	36.0%

        Fiscal 2018 Compared with Fiscal 2017.    Gross profit increased 21% as a result of the 13% increase in sales and a 2.3% increase in gross margin. Gross margin increased from fiscal 2017 due to the impact of acquisitions, customer mix, economies of scale, and operational efficiencies.

        Fiscal 2017 Compared with Fiscal 2016.    Gross profit increased 17% primarily as a result of the 16% increase in sales. The overall gross margin was up slightly from fiscal 2016 due to customer mix, economies of scale, operational efficiencies and the strengthening U.S. dollar.

Operating Expenses

	2016	% of Net Revenues	2017	% of Net Revenues	2018	% of Net Revenues	2016-2017 % Change	2017-2018 % Change
	(Dollars in millions)
Selling, general and administrative	$166.7	20.1%	$192.6	20.0%	$239.6	22.0%	16%	24%
Research and development	49.8	6.0%	50.9	5.3%	61.2	5.6%	2%	20%
Impairment, restructuring and other charges	22.0	2.6%	46.7	4.9%	35.0	3.2%	112%	(25)%

Total operating expenses	$238.5	28.7%	$290.2	30.2%	$335.8	30.8%	22%	16%

Selling, General and Administrative

        Selling, general and administrative ("SG&A") expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses.

        Fiscal 2018 Compared with Fiscal 2017.    SG&A expenses increased $47 million in fiscal 2018 in order to support our 13% revenue growth primarily in our Security division. This increase also includes costs associated with our acquisitions of ETD in July 2017 and our Optoelectronics and Manufacturing division acquisition in January 2018.

        Fiscal 2017 Compared with Fiscal 2016.    The increase in SG&A expense was primarily driven by the Security division to support the higher sales level in the division and the inclusion of such costs for AS&E, which was acquired in September 2016.

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

        Fiscal 2018 Compared with Fiscal 2017.    R&D expenses increased in fiscal 2018 primarily as a result of the acquisition of the ETD business and the full-year impact of the prior-year acquisition of AS&E as well as increased product development costs within our Security division. These increases were partially offset by decreased R&D costs in our Healthcare division.

        Fiscal 2017 Compared with Fiscal 2016.    R&D expenses increased in fiscal 2017 as a result of the acquisition of AS&E by our Security division and a small increase within our Optoelectronics and Manufacturing division. These increases in spending were partially offset by decreased spending by our organic operations within our Security division and our Healthcare division.

Impairment, Restructuring and Other Charges

        For the past several years we have endeavored to align our global capacity and infrastructure with demand by our customers and fully integrate acquisitions, thereby improving our operational efficiency. These activities included reducing excess workforce and capacity, consolidating and relocating certain manufacturing facilities and reviewing the value of certain technologies and product lines. The overall objectives of the restructuring activities were to lower costs and better utilize our existing manufacturing capacity. During fiscal 2018, we continued these efforts to further increase operating efficiencies. Our efforts have helped enhance our ability to improve operating margins, retain and expand existing relationships with customers and attract new business. We may utilize similar measures in the future to realign our operations to further increase our operating efficiencies. The effect of these efforts may materially affect our future operating results.

        Fiscal 2018 Compared with Fiscal 2017.    During fiscal 2018, we incurred $35.0 million of impairment, restructuring and other charges, which included: (i) an $18.1 million charge in our Healthcare division related to the impairment of a product line and estimated settlement costs associated therewith; (ii) $8.9 million of legal costs and estimated net settlements; (iii) $2.5 million of employee termination and other costs related to facility consolidations; (iv) $1.5 million of transaction costs related to acquisitions in the Security and Optoelectronics and Manufacturing divisions; (v) $1.7 million related to the impairment of trademarks and other intangible assets in our Healthcare and Optoelectronics and Manufacturing divisions; and (vi) $1.6 million of impairment charges for a product line in our Security division that was determined to be redundant with a similar product acquired as part of our acquisition of the ETD business.

        Fiscal 2017 Compared with Fiscal 2016.    During fiscal 2017, we incurred $46.7 million of impairment, restructuring and other charges, which included: (i) a $17.5 million impairment charge for idle assets related to our turnkey screening program in Mexico that we believe are permanently impaired; (ii) $9.4 million of impairment charges for two product lines in our Security division that were abandoned, one, of which, was determined to be redundant with a similar product added as part of our acquisition of AS&E; (iii) $8.0 million of employee termination costs related to the integration of AS&E; (iv) $0.8 million related to a facility consolidated in our Security division; (v) $5.6 million of transaction costs related to our acquisitions of AS&E and the explosive trace detection business that was completed subsequent to the end of the fiscal year; (vi) $2.0 million of employee termination costs and other costs related to a facility consolidation in our Healthcare division; and (vii) $0.7 million of employee termination and other costs related to a facility consolidation in our Optoelectronics and Manufacturing division.

Interest and Other

	2016	2017	2018
	(Dollars in millions)
Interest expense, net	$2.9	$9.6	$19.3
Other (income) expense, net	0.0	(2.1)	(0.2)

Interest and other expense, net	$2.9	$7.5	$19.1

        Fiscal 2018 Compared with Fiscal 2017.    In fiscal 2018, interest expense was $19.3 million as compared to $9.6 million in the comparable prior-year period. This increase was driven by higher weighted average interest rate and higher levels of borrowing under our revolving credit facility primarily driven by the acquisition of the ETD business in July 2017, share repurchase and the Notes issued in February 2017. Interest expense in fiscal 2018 includes $7.5 million of non-cash interest expense related to the Notes as compared to $2.5 million in the prior year period.

        Fiscal 2017 Compared with Fiscal 2016.    In fiscal 2017, interest expense was $9.6 million as compared to $2.9 million in the comparable prior-year period. This increase was driven by higher levels of borrowing under our revolving credit facility primarily driven by the acquisition of AS&E in September 2016 and the Notes issued in February 2017. Interest expense in fiscal 2017 includes $2.5 million of non-cash interest expense related to the Notes (see note 7 to the consolidated financial statements for further discussion). In fiscal 2017, other income of $2.1 million primarily represents the gain from the sale of a business within our Healthcare division.

Provision for Income Taxes

        The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections, (v) tax holidays granted to certain of our international subsidiaries, and (vi) changes in tax legislation.

        Fiscal 2018 Compared with Fiscal 2017.    In fiscal 2018, our income tax expense was $66.0 million, compared to $4.7 million for fiscal 2017, resulting in an effective tax rate of 179.0% in fiscal 2018 as compared to a tax rate of 18.2% in fiscal 2017. The increase in our effective tax rate for fiscal year 2018 compared to fiscal year 2017 was primarily due to the net charge related to the enactment of the Tax Act in fiscal year 2018. The current year tax provision includes $55.3 million of discrete tax expense resulting from the enactment of the Tax Act and $0.8 million related to other discrete tax items. Excluding the impact of the Tax Act and other discrete tax items, our effective tax rate would have been approximately 26.8% in fiscal 2018 as compared to 27.6% in fiscal 2017.

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

Recent Tax Legislation

        On December 22, 2017, the Tax Act was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The Tax Act required us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The Tax Act also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 28.1%. This is the result of using the tax rate of 35% for the first and second quarter of fiscal year 2018 and the reduced tax rate of 21% for the third and fourth quarter of fiscal year 2018. The Tax Act includes a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries and a base erosion anti-abuse tax ("BEAT") measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. The GILTI and BEAT provisions of the Tax Act will be effective for us beginning July 1, 2018.

        The Tax Act was effective in the second quarter of fiscal year 2018. As of June 30, 2018, we have not completed our accounting for the estimated tax effects of the Tax Act. During fiscal year 2018, we recorded a provisional net charge of $55.3 million related to the Tax Act based on reasonable estimates for those tax effects. Due to the timing of the enactment and the complexity in applying the provisions of the Tax Act, the provisional net charge is subject to revisions as we continue to complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, IRS, Financial Accounting Standards Board ("FASB"), and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the estimated tax effects of the Tax Act will be completed during the measurement period, which is not expected to extend beyond one year from the enactment date.

Liquidity and Capital Resources

        Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility. Cash and cash equivalents totaled $84.8 million at June 30, 2018, a decrease of $84.8 million, or 50%, from $169.7 million at June 30, 2017. During fiscal 2018, we generated $133.1 million of cash flow from operations. These proceeds, in addition to borrowings from our credit facility, were used for the following: $43.2 million invested in capital expenditures, $103.8 million for the acquisition of businesses and other assets, and $83.8 million for the repurchase of our Common Stock, including net share settlement of equity awards. If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and foreseeable future. In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit, as accounting earnings in the U.S. are not necessarily indicative of cash flows since earnings are generally reduced by non-cash expenses including depreciation, amortization, and stock-based compensation.

        We have a five-year revolving credit facility that allows us to borrow up to $525 million at London Interbank Offered Rate ("LIBOR") plus 1.5% depending upon our leverage ratio. As of June 30, 2018, there was $113.0 million outstanding under the revolving credit facility and letters-of-credit outstanding totaled $58.2 million.

        Cash Provided by Operating Activities.    Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During fiscal 2018, we generated cash from operations of $133.1 million compared to $62.8 million in the prior-year period driven by increased profits and improved working capital.

        Cash Used in Investing Activities.    Net cash used in investing activities was $149.4 million during fiscal 2018 as compared to $200.7 million used during the prior year. During fiscal 2018, we used cash of $103.8 million for the acquisitions of businesses as compared to $191.2 million in the comparable prior-year period. Capital expenditures increased to $43.2 from $17.1 in the prior year primarily related to the purchase of the AS&E facility in Billerica, Massachusetts in September 2017.

        Cash Provided by (Used in) Financing Activities.    Net cash used in financing activities was $68.4 million during fiscal 2018, compared to net cash provided by financing activities of $203.6 million during the prior year. The changes in cash flows from financing activities primarily relate to (i) net proceeds from bank lines of credit and debt of $8.5 million in fiscal 2018 compared to net proceeds of $254.5 million in fiscal 2017; and (ii) the repurchase of $83.8 million of our Common Stock, including net share settlement of equity awards compared to $58.5 million in the prior year.

Borrowings

        Outstanding lines of credit and current and long-term debt totaled $364.2 million at June 30, 2018, an increase of $17.1 million from $347.1 million at June 30, 2017. As of June 30, 2018, we are in compliance with all covenants under our various borrowing agreements. See note 7 to the consolidated financial statements for further discussion.

        The following is a summary of our contractual obligations and commitments at June 30, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Total debt	$404,272	$115,262	$1,446	$287,564	$—
Operating leases	21,887	6,858	9,471	4,605	953
Purchase obligations	66,850	66,229	603	18	—
Acquisition-related obligations	15,816	5,206	8,449	1,201	960
Defined benefit plan obligation	11,782	156	334	381	10,911

Total contractual obligations	$520,607	$193,711	$20,303	$293,769	$12,824

Other Commercial Commitments—letters of credit	$114,596	$68,203	$30,413	$467	$15,513

        We anticipate that cash generated from our operations, in addition to existing cash borrowing arrangements and future access to capital markets should be sufficient to meet our cash requirements for at least the next 12 months. However, our future capital requirements will depend on many factors, including future business acquisitions, capital expenditures, litigation, stock repurchases and levels of research and development spending, among other factors. The adequacy of available funds will depend on many factors, including the success of our businesses in generating cash, continued compliance with financial covenants contained in our credit facility and the health of capital markets in general, among other factors.

Cash Held by Foreign Subsidiaries

        Our cash, cash equivalents, and investments totaled $84.8 million at June 30, 2018. Of this amount, approximately 86% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in the United Kingdom, Malaysia, Singapore and Mexico and to a lesser extent in India, Canada, Germany and China among others. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if withholding taxes have not been previously provided on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Stock Repurchase Program

        In April 2016, our Board of Directors authorized a stock repurchase program totaling 1.0 million shares. This program was completed in March 2018. In March 2018, the Board of Directors authorized a new stock repurchase program of up to 1,000,000 shares. During fiscal 2018, we repurchased 872,481 under the former program and 148,977 under the current program for a total of 1,021,458 shares. As of June 30, 2018, 851,023 shares were available for additional repurchase under the current program. Repurchases may be made from time to time through open-market purchases or privately-negotiated transactions at our discretion. Upon repurchase, the shares are restored to the status of authorized but unissued shares and we record them as a reduction in the number of shares of Common Stock issued and outstanding in our consolidated financial statements.

Off Balance Sheet Arrangements

        As of June 30, 2018, we had no significant off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K, other than those previously disclosed.

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

Foreign Currency

        Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We conduct business in more than 20 countries. We closely monitor our operations in each country in which we do business and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. Weaknesses in the currencies of some of the countries in which we do business are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, except that revenues, costs and expenses are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain (loss) of approximately $(0.8) million, $2.0 million and $(1.3) million for the fiscal years ended June 30, 2016, 2017 and 2018, respectively. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $7 million in fiscal 2018. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $7 million in fiscal 2018.

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

Use of Derivatives

        Our use of derivatives consists primarily of an interest swap agreement. As discussed in note 1 to the consolidated financial statements, we had an interest rate swap of $2.1 million outstanding as of June 30, 2018.

Interest Rate Risk

        The principal maturity and estimated value of our long-term debt exposure for each of the fiscal years set forth below as of June 30, 2018 were as follows (in thousands):

	Maturity
	2019	2020	2021	2022	2023	2024 and thereafter	Total	Fair Value
Convertible senior notes	$—	$—	$—	$—	$287,500	$—	$287,500	$287,500
Cash interest rate on convertible notes	1.25%	1.25%	1.25%	1.25%	1.25%	N/A	1.25%	1.25%
Secured loans and capital lease obligations	$2,262	$1,100	$346	$64	$—	$—	$3,772	$3,772
Average interest rate of secured loans and capital lease obligations	3.2%	3.7%	3.7%	3.6%	—%	—%	3.2%	3.2%

        At June 30, 2018, we had $113.0 million of borrowing outstanding under our revolving credit facility. These borrowings are subject to fluctuations in LIBOR.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of June 30, 2018, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act) for the Company. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2018.

        Moss Adams LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of OSI Systems, Inc. and on the effectiveness of our internal control over financial reporting. The report of Moss Adams LLP is contained in this annual report.

Remediation Efforts to Address Material Weakness

        During the fiscal year ended June 30, 2018, we implemented certain remediation measures to address the material weakness previously identified in our internal controls and enhance our internal control over financial reporting. We have implemented the following actions to improve the design and operating effectiveness of our internal control over financial reporting:

  •
  reviewed the internal control environment to ensure personnel are trained and knowledgeable about the design, operation and evidence of internal controls;

  •
  enhanced the design of existing control activities to further identify our level of precision related to management review controls;

  •
  implemented additional control activities to ensure that controls are adequate and operate at an appropriate level of precision; and

  •
  engaged third parties to assist in the enhancement of internal controls.

Changes in Internal Control over Financial Reporting

        Other than remediation measures described above, there were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2018.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2018.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2018.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2018.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2018.

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

        (c)    Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

OSI SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
OSI Systems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

        We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and subsidiaries (the "Company") as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and schedule (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinions

        The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

        Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Moss Adams LLP

Los Angeles, California
August 27, 2018

We have served as the Company's auditor since 2006.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts and par value)

	June 30,
	2017	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$169,650	$84,814
Accounts receivable, net	206,526	210,744
Inventories	248,510	313,552
Prepaid expenses and other current assets	28,314	41,587

Total current assets	653,000	650,697
Property and equipment, net	141,539	115,524
Goodwill	242,129	292,213
Intangible assets, net	118,450	142,001
Other assets	74,969	55,256

Total assets	$1,230,087	$1,255,691

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$103,000	$113,000
Current portion of long-term debt	2,396	2,262
Accounts payable	76,121	106,892
Accrued payroll and related expenses	34,621	40,171
Advances from customers	37,934	55,761
Other accrued expenses and current liabilities	92,062	125,236

Total current liabilities	346,134	443,322
Long-term debt	241,750	248,980
Deferred income taxes	20,681	15,002
Other long-term liabilities	52,309	58,951

Total liabilities	660,874	766,255

Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.001 par value—10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 18,689,568 and 18,032,374 shares at June 30, 2017 and 2018, respectively	222,529	169,475
Retained earnings	363,872	334,745
Accumulated other comprehensive loss	(17,188)	(14,784)

Total stockholders' equity	569,213	489,436

Total liabilities and stockholders' equity	$1,230,087	$1,255,691

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended June 30,
	2016	2017	2018
Net revenues:
Products	$579,345	$655,840	$732,927
Services	250,315	305,111	356,359

Total net revenues	829,660	960,951	1,089,286
Cost of goods sold:
Products	407,880	466,293	504,483
Services	144,921	171,157	193,151

Total cost of goods sold	552,801	637,450	697,634

Gross profit	276,859	323,501	391,652

Operating expenses:
Selling, general and administrative	166,655	192,560	239,592
Research and development	49,816	50,951	61,189
Impairment, restructuring and other charges	22,014	46,698	34,963

Total operating expenses	238,485	290,209	335,744

Income from operations	38,374	33,292	55,908
Interest expense, net	(2,852)	(9,629)	(19,293)
Other income (expense), net	(27)	2,088	239

Income before income taxes	35,495	25,751	36,854
Provision for income taxes	9,338	4,675	65,981

Net income (loss)	$26,157	$21,076	$(29,127)

Earnings (loss) per share:
Basic	$1.35	$1.12	$(1.57)

Diluted	$1.30	$1.07	$(1.57)

Shares used in per share calculation:
Basic	19,427	18,894	18,592

Diluted	20,076	19,689	18,592

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended June 30,
	2016	2017	2018
Net income (loss)	$26,157	$21,076	$(29,127)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,850)	(433)	1,904
Other	(142)	501	500

Other comprehensive income (loss)	$(6,992)	$68	$2,404

Comprehensive income (loss)	$19,165	$21,144	$(26,723)

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common
				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance—June 30, 2015	19,716,507	$279,212	$312,831	$(10,264)	$581,779
Exercise of stock options	107,059	3,004	—	—	3,004
Vesting of restricted stock/RSUs	417,896	—	—	—	—
Net tax benefit of stock options exercised/forfeited	—	89	—	—	89
Shares issued under employee stock purchase program	58,709	3,133	—	—	3,133
Stock compensation expense	—	20,759	—	—	20,759
Repurchase of common stock	(1,201,402)	(73,368)	—	—	(73,368)
Taxes paid related to net share settlement of equity awards	(186,612)	(13,715)	—	—	(13,715)
Net income	—	—	26,157	—	26,157
Other comprehensive loss	—	—	—	(6,992)	(6,992)

Balance—June 30, 2016	18,912,157	$219,114	$338,988	$(17,256)	$540,846

Exercise of stock options	168,564	4,498	—	—	4,498
Vesting of restricted stock/RSUs	338,100	—	—	—	—
Shares issued under employee stock purchase program	63,864	3,159	—	—	3,159
Stock compensation expense	—	26,132	—	—	26,132
RSU obligation under business combination	—	1,400	—	—	1,400
Repurchase of common stock	(642,277)	(48,453)	—	—	(48,453)
Taxes paid related to net share settlement of equity awards	(150,840)	(10,084)	—	—	(10,084)
Equity component of convertible debt	—	26,763	—	—	26,763
Accounting change for stock based compensation	—	—	3,808	—	3,808
Net income	—	—	21,076	—	21,076
Other comprehensive income	—	—	—	68	68

Balance—June 30, 2017	18,689,568	$222,529	$363,872	$(17,188)	$569,213

Exercise of stock options	121,651	2,863	—	—	2,863
Vesting of restricted stock/RSUs	413,639	—	—	—	—
Shares issued under employee stock purchase program	78,310	4,033	—	—	4,033
Stock compensation expense	—	23,846	—	—	23,846
Repurchase of common stock	(1,021,458)	(62,932)	—	—	(62,932)
Taxes paid related to net share settlement of equity awards	(249,336)	(20,864)	—	—	(20,864)
Net loss	—	—	(29,127)	—	(29,127)
Other comprehensive income	—	—	—	2,404	2,404

Balance—June 30, 2018	18,032,374	$169,475	$334,745	$(14,784)	$489,436

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended June 30,
	2016	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$26,157	$21,076	$(29,127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	57,922	68,235	69,754
Stock based compensation	20,759	26,132	23,846
Provision for losses on accounts receivable	2,079	2,086	3,270
Deferred income taxes	(13,224)	(24,222)	26,113
Amortization of debt discount and issuance costs	—	2,844	8,632
Impairment charges	9,674	27,047	7,795
Gain on sale of business	—	(2,110)	—
Other	434	(1,346)	1,668
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	36,881	(44,462)	11,340
Inventories	(37,696)	30,808	(59,221)
Prepaid expenses and other assets	(1,701)	5,609	(836)
Accounts payable	6,831	2,657	25,145
Advances from customers	(10,955)	(33,552)	17,183
Other	(37,943)	(18,023)	27,547

Net cash provided by operating activities	59,218	62,779	133,109

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(17,688)	(17,096)	(43,198)
Acquisition of businesses, net of cash acquired	(19,921)	(191,238)	(103,793)
Net proceeds from sale of business	—	12,793	—
Acquisition of intangible and other assets	(5,870)	(5,147)	(2,453)

Net cash used in investing activities	(43,479)	(200,688)	(149,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on bank lines of credit	125,000	(22,000)	10,000
Proceeds from long-term debt	691	280,541	1,044
Payments on long-term debt	(2,917)	(4,077)	(2,592)
Proceeds from exercise of stock options and employee stock purchase plan	6,137	7,657	6,896
Repurchase of common stock	(73,368)	(48,453)	(62,932)
Taxes paid related to net share settlement of equity awards	(13,715)	(10,084)	(20,864)

Net cash provided by (used in) financing activities	41,828	203,584	(68,448)

Effect of exchange rate changes on cash	(790)	(395)	(53)

Net increase (decrease) in cash and cash equivalents	56,777	65,280	(84,836)
Cash and cash equivalents—beginning of year	47,593	104,370	169,650

Cash and cash equivalents—end of year	$104,370	$169,650	$84,814

Supplemental disclosure of cash flow information:
Interest	$2,378	$5,185	$9,249

Income taxes	$26,671	$25,066	$29,445

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED JUNE 30, 2018

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

        Through our Optoelectronics and Manufacturing segment, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, X-ray security and inspection systems and medical imaging, chemistry analysis and diagnostics investments, telecommunications, scanners and industrial automations, automotive diagnostic systems, IoT and consumer wearable products. This division provides products and services to OEM customers and end users as well as to our Security and Healthcare divisions.

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

FOR THE THREE YEARS ENDED JUNE 30, 2018

estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially.

        Cash Equivalents—We consider all highly liquid investments with maturities of approximately three months or less as of the acquisition date to be cash equivalents.

        Our cash and cash equivalents totaled $84.8 million at June 30, 2018. The majority of this amount was held by our subsidiaries primarily in Mexico, United Kingdom, Malaysia, and Singapore, and to a lesser extent in India, Canada, Germany and China among others. We have cash holdings that exceed insured limits for financial institutions; however, we mitigate this risk by utilizing high credit quality financial institutions throughout the world.

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

        Components of accounts receivable consisted of (in thousands):

	June 30,
	2017	2018
Accounts receivables	$216,089	$221,240
Less allowance for doubtful accounts	(9,563)	(10,496)

Total	$206,526	$210,744

        Inventories—Inventories are generally stated at the lower of cost (first-in, first-out) or net realizable value. We write down inventory for slow-moving and obsolete inventory based on assessments of future demands, market conditions among other items. If these factors are less favorable than those projected, additional inventory write-downs may be required.

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

        Goodwill and Other Intangible Assets and Valuation of Long-Lived Assets—Goodwill represents the excess purchase price over the fair value of the net assets acquired in business combinations. Goodwill is allocated to our

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is annually tested for impairment during our second quarter and more often if there is an indicator of impairment. We assess qualitative factors of each our three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessments conducted as of December 31, 2017 indicated that it is not more likely than not that the fair values are less than their carrying amounts, including goodwill. Thus, we have determined that it is not necessary to proceed with the two-step goodwill impairment test and that there is no goodwill impairment for any of our reporting units.

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

        U.S. Tax Reform—On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. In connection with the enactment of the Tax Act, we recognized a charge of $55 million for the fiscal year ended June 30, 2018. The charge included our current estimate of the tax on accumulated overseas profits and the revaluation of deferred tax assets and liabilities. As we have a June 30 fiscal year end, the Tax Act's lower corporate tax rate will be phased in, and resulted in a U.S. statutory federal tax rate of approximately 28% for the fiscal year ending June 30, 2018. The provisional estimates are based on our initial analysis of the Tax Act. The changes included in the Tax Act are broad and complex. The final impacts of the Tax Act may differ materially from the amounts estimated due to, among other things, changes in interpretation of the Tax Act, any legislative action that may be taken to address questions arising due to the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act or any updates or changes to estimates we have utilized to calculate the impacts, including impacts from changes to current year earnings estimates and foreign exchange rates. The SEC has issued rules, including Staff Accounting Bulletin 118, that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We anticipate finalizing and recording any resulting adjustments during the quarter ending December 31, 2018.

        Fair Value of Financial Instruments—Our financial instruments consist primarily of cash and cash equivalents, marketable securities, derivative instruments, accounts receivable, accounts payable and debt

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

instruments. The carrying values of financial instruments, other than long term debt instruments, are representative of their fair values due to their short term maturities. The carrying values of our long term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates available to us.

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. "Level 1" category includes assets and liabilities at quoted prices in active markets for identical assets and liabilities. "Level 2" category includes assets and liabilities from observable inputs other than quoted market prices. "Level 3" category includes assets and liabilities for which valuation techniques are unobservable and significant to the fair value measurement. As of June 30, 2017 and 2018, there were no assets where "Level 3" valuation techniques were used. As further discussed in Note 10 to the condensed consolidated financial statements, our contingent payment obligations related to acquisitions are valued using "Level 3" valuation techniques on a recurring basis. The fair values of our financial assets and liabilities as of June 30, 2017 and 2018 are categorized as follows (in thousands):

	June 30, 2017				June 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$254	$—	—	$254	$—	$—	—	$—
Insurance company contracts	—	26,940	—	26,940	—	31,897	—	31,897
Interest rate contract	—	20	—	20	—	18	—	18

Total assets	$254	$26,960	$—	$27,214	$—	$31,915	$—	$31,915

Liabilities—Contingent payment obligations	$—	$—	$11,840	$11,840	$—	$—	$15,713	$15,713

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

FOR THE THREE YEARS ENDED JUNE 30, 2018

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

        Proportional Performance.    In connection with our previous agreement with the Servicio de Administración Tributaria ("SAT") in Mexico, in effect through January 13, 2018, revenue had been recognized based upon proportional performance, measured by the actual number of labor hours incurred divided by the total estimated number of labor hours for the project. The impact of changes in the estimated labor hours to service the agreement was reflected in the period during which the change became known. In the SAT agreement, customer billings were submitted for several separate deliverables, including monthly services, activation of services, training of customer personnel and consultation on the design and location of security scanning operations, among others. In the event that payments received from the customer exceeded revenue recognition, deferred revenue was recorded. In January 2018, we entered into a new, two-year contract with SAT to provide security screening services. Revenue under the new contract is recognized as Service revenues as services are performed. Critical judgments made by management related to revenue recognition include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

inconsequential impacts the amount and timing of revenue recognition. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product under warranty.

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

        Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period for all stock-based awards granted or modified. Certain restricted stock unit awards vest based on the achievement of pre-established performance criteria. The fair value of performance-based awards is estimated at the date of grant based upon the probability that the specified performance criteria will be met, adjusted for estimated forfeitures. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust the estimate of the fair value of the performance-based awards if necessary. We amortize the fair value of performance-based awards over the requisite service period for each separately vesting tranche of the award. See note 8 to the consolidated financial statements.

        Impairment, Restructuring and Other Charges—We account for certain charges related to restructuring activities, litigation, acquisition-related costs and other non-routine charges as Impairment, restructuring and other charges in the consolidated financial statements. See note 6 for additional information about these charges.

        Credit Risk and Concentration—Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. We restrict investments in cash equivalents to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of our company's worldwide customer base. As of June 30, 2017 and 2018, no customer accounted for greater than 10% of accounts receivable. SAT accounted for 14% and 12% of revenues for the fiscal years ended June 30, 2016 and 2017, respectively. No customer accounted for greater than 10% of revenues for the fiscal year ended June 30, 2018. We perform ongoing credit evaluations of our customers' financial condition and maintain allowances for potential credit losses.

        Our cash and cash equivalents totaled $169.7 and $84.8 million at June 30, 2017 and 2018, respectively. Of these amounts, approximately 99% and 86% was held by our foreign subsidiaries at June 30, 2017 and 2018, respectively.

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

        Foreign Currency Translation and Transactions—We transact business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain (loss) of approximately $(0.8) million, $2.0 million and $(1.3) million for the fiscal years ended June 30, 2016, 2017 and 2018, respectively.

        Business Combinations—Under ASC 805, the acquisition method of accounting requires us to record assets acquired and liabilities assumed from an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase price over the estimated fair value of the net assets acquired should be recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, as additional information becomes available for preliminary estimates, we may record adjustments to the preliminary assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are included in earnings.

        Earnings per Share—Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock or units awards under the treasury stock method. For each period presented where we reported a net loss, the effect of all potentially dilutive securities would be antidilutive, and, as a result, diluted net loss per common share is the same as basic net loss per common share. Potentially dilutive shares associated with stock option and stock awards of 0.1 million shares, 0.1 million shares, and 1.3 million shares for the fiscal years ending June 30, 2016, 2017, and 2018, respectively, were excluded for the calculation because to do so would have been antidilutive.

        The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended June 30 (in thousands, except earnings per share data):

	2016	2017	2018
Net income (loss) available to common stockholders	$26,157	$21,076	$(29,127)

Weighted average shares outstanding—basic	19,427	18,894	18,592
Dilutive effect of equity awards	649	795	—

Weighted average shares outstanding—diluted	20,076	19,689	18,592

Basic earnings (loss) per share	$1.35	$1.12	$(1.57)

Diluted earnings (loss) per share	$1.30	$1.07	$(1.57)

        Warranty Provision—We offer our customers warranties on many of the products that we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

period after original shipment. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The warranty provision is included in Other accrued expenses and current liabilities in the consolidated balance sheets, whose activity for each of the three fiscal years ended June 30, 2018 is summarized in the following table (in thousands)

Warranty provision as of June 30, 2015	$12,738
Warranty claims provided for/assumed in acquisition	12,296
Settlements made	(9,086)

Warranty provision as of June 30, 2016	$15,948
Warranty claims provided for/assumed in acquisition	5,793
Settlements made	(6,563)

Warranty provision as of June 30, 2017	$15,178
Warranty claims provided for/assumed in acquisition	14,156
Settlements made	(7,515)

Warranty provision as of June 30, 2018	$21,819

Recent Accounting Guidance

  Recently Adopted Accounting Pronouncements

Goodwill

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

  Recently Issued Accounting Pronouncements Not Yet Adopted

ASC Topic 606 Discussion.

        New revenue recognition guidance, which was issued in May 2014 and amended thereafter, is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The new revenue standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard provides

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

guidance on accounting for certain revenue-related costs including costs associated with obtaining and fulfilling a contract and requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts.

        The new revenue recognition standard is effective for us for the fiscal year beginning July 1, 2018. We adopted the standard using the modified retrospective transition method, whereby the cumulative impact of all prior periods will be recorded in retained earnings or other impacted balance sheet line items as of July 1, 2018. Under this method, financial positions and results for previous fiscal years would not be adjusted, but certain disclosures will be required for comparative purposes.

        We have preliminiarily identified the changes in reporting of sales commissions and other third party fees and timing of software revenue, in each case as set forth in further detail below.

        While we are still in the process of quantifying the impact of the new standard on our financial statements, we have not thus far found there to be a material impact. We continue to evaluate potential impacts of the new standard. The preliminary assessment completed thus far is subject to change.

Sales Commissions and Other Third Party Fees

        In the normal course of business, we pay sales commissions and other fees to employees and third parties. Under the new guidance, sales commissions and fees are reported as operating expense unless the consideration is paid to the customer directly or through the distribution chain in which case they are reported as a net reduction to revenue. We have performed an analysis of the new accounting guidance as compared to our current accounting policies for sales commissions and have determined that adoption of the new guidance will result in presenting certain commissions and fees as operating expenses. This reclassification is not expected to have a significant effect on margins and will have no effect on operating income.

Timing of Software Revenue

        Our Healthcare division sells stand-alone software for use with certain of our equipment. Through the end of fiscal 2018, we recognized revenue on the stand-alone software when the software was shipped. ASC 606 requires revenue recognition when the customer has access to the software. Upon adoption of the new standard, we anticipate there will be a timing difference when software revenue can be recognized. These software sales are not material to our overall business.

Leases

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

Cash flow statement

        In August 2016, the FASB issued an ASU to address the diverse classifications being applied to cash receipts and payments in reporting companies' cash flow statements. This ASU addresses eight specific cash flow issues to reduce divergence in practice. This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within such fiscal years. We have not yet adopted this ASU and are currently evaluating the impact it may have on our financial condition and results of operations.

Subsequent Events

        On July 31, 2018, we (through our Optoelectronics and Manufacturing division) acquired an optoelectronics solutions business for $17.5 million, plus up to $1 million in potential earnout consideration. The acquisition was financed with cash on hand and borrowings under our existing revolving bank line of credit.

2.    ACQUISITION ACTIVITY

Acquisition of Explosive Trace Detection Business

        On July 7, 2017, we acquired the global explosive trace detection business ("ETD") from Smiths Group plc. This acquisition was a carve out from a larger entity. We financed the total purchase price of $80.5 million with a combination of cash on hand and borrowings under our existing revolving bank line of credit.

        The valuation of certain assets and liabilities of ETD were performed by a third party valuation specialist. Changes in the fair values of assets and liabilities from what was previously reported in our condensed consolidated financial statements are primarily a result of additional information that impacted our estimates of fair value and conformance to our accounting policies.

        The major classes of assets and liabilities to which we allocated the purchase price as of June 30, 2018 were as follows (in thousands):

Cash and cash equivalents	$4
Accounts receivable, net	15,517
Inventories	11,678
Property and equipment	1,599
Intangible assets	30,370
Deferred tax asset	2,738
Other long-term assets	297
Accounts payable	(4,784)
Accrued payroll and related expenses	(2,116)
Deferred revenues—current	(924)
Accrued warranties	(2,068)
Advances from customers	(670)
Other accrued expenses and current liabilities	(1,074)
Deferred revenues—long term	(232)

Net assets acquired	50,335
Goodwill	30,132

Total consideration	$80,467

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

        The goodwill is largely attributable to expected growth, intellectual capital and the assembled workforce of the ETD business. Intangible assets are recorded at estimated fair value, as determined by management based on available information, with assistance from a third party. The fair value attributed to the intangible assets acquired was based on estimates, assumptions and other information compiled by management, and valuations that utilized established valuation techniques. The value attributed to goodwill and intangible assets is partially non-deductible for income tax purposes. The following table summarizes the fair value of acquired identifiable intangible assets as of the acquisition date (amounts in thousands):

	Weighted Average Lives	Fair Value
Amortizable assets:
Developed technology	10 years	$14,210
Customer relationships/backlog	7 years	16,070
In-process research and development ("IPR&D")		90

Total intangible assets		$30,370

        Our condensed consolidated statements of operations include $76.5 million of revenue and $10.7 million of income from operations from ETD for the period from July 7, 2017 to June 30, 2018.

        The following unaudited pro forma results of operations assume the ETD acquisition had occurred on July 1, 2016 (in thousands):

	2016	2017
Revenues	$909,171	$1,036,814
Income from operations	$60,550	$46,725

        Significant pro forma adjustments incorporated into the pro forma results above include the recognition of additional amortization expense related to acquired intangible assets. The pro forma results for the years ended June 30, 2016 and June 30, 2017 were carved out from the operations of the business when it was owned by its former parent. These carve-out results have been prepared from the historical accounts of its former parent, and include revenues and expenses specifically identified to ETD, and allocations of certain overhead expenses. These pro forma results were based on estimates and assumptions, which we believe are reasonable. They are prepared for comparative purposes only and do not necessarily reflect the results that would have been realized had the ETD acquisition occurred at the beginning of the periods presented and are not necessarily indicative of our consolidated results of operations in future periods.

Acquisition of American Science and Engineering

        On September 9, 2016, we acquired by merger 100% ownership of American Science and Engineering, Inc. ("AS&E"), a leading provider of detection solutions for advanced cargo, parcel, and personnel inspection. AS&E's operations are included in our Security division. We financed the total cash merger consideration of $266 million with a combination of cash on hand and borrowings under our existing revolving bank line of credit, and also issued restricted stock units ("RSUs") of the Company to replace RSUs previously issued by AS&E. Immediately following the close of the acquisition, we used $69 million of AS&E's existing cash on hand to pay down the

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

revolving bank line of credit. The valuation of the estimated fair value of the assets acquired and liabilities assumed as a result of this business combination has been finalized.

        The major classes of assets and liabilities, reconciled to total purchase consideration (in thousands):

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

        The goodwill is largely attributable to expected synergies between us and AS&E and the assembled workforce of AS&E.

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

	Weighted Average Lives	Gross Carrying Value
Amortizable assets:
Developed technology	10 years	$31,750
Customer relationships/backlog	7 years	27,550
In-process research and development ("IPR&D")	5 years	3,200

Total amortizable assets		62,500
Non-amortizable assets:
Trademarks and trade names		12,300

Total intangible assets		$74,800

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

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

	2016	2017
Revenues	$928,679	$978,706
Income before taxes	$2,223	$5,856

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

        On January 12, 2018, we (through our Optoelectronics and Manufacturing division) acquired an electronics component designer and manufacturer for approximately $22 million, plus up to $6 million in potential earnout consideration. In aggregate, $12.6 million was attributed to intangible assets, $14.0 million was attributed to goodwill, and $3.3 million was attributed to net assets acquired. The acquisition was financed with cash on hand and borrowings under our existing revolving bank line of credit.

3.    INVENTORIES

        Inventory consisted of the following (in thousands):

	June 30,
	2017	2018
Raw materials	$129,645	$156,612
Work-in-process	65,454	89,468
Finished goods	53,411	67,472

Total	$248,510	$313,552

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

4.    PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (in thousands):

		June 30,
	Estimated Useful Lives
		2017	2018
Land	N/A	$14,212	$16,569
Buildings, civil works and improvements	5-40 years	157,123	56,585
Leasehold improvements	1-13 years	9,025	9,681
Equipment and tooling	3-10 years	166,991	117,294
Furniture and fixtures	3-10 years	3,371	3,331
Computer equipment	3-5 years	17,991	18,759
Computer software	3-10 years	17,303	19,509
Computer software implementation in process	N/A	2,590	4,318
Construction in process	N/A	1,049	790

Total		389,655	246,836
Less accumulated depreciation and amortization		(248,116)	(131,312)

Property and equipment, net		$141,539	$115,524

        During fiscal 2016, 2017 and 2018, depreciation expense was approximately $52.2 million, $56.0 million and $43.3 million, respectvely. In September 2017, we purchased the AS&E facility in Billerica, MA for $19.8 million.

        In January 2018, we entered into a new two-year agreement with the Mexican government to provide security screening services. Upon inception of the new contract, we transferred certain fixed assets with a net book value of $29.5 million to the customer, and this remaining cost to obtain the contract is amortized on a straightline basis over the term of the contract as corresponding revenues are recognized. During fiscal 2018, we recognized $6.9 million of amortization expense related to such assets. As of June 30, 2018, $14.7 million and $7.9 million are recorded within Prepaid expenses and other current assets and Other assets, respectively.

5.    GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for fiscal 2017 and 2018 are as follows (in thousands):

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Consolidated
Balance as of June 30, 2016	$32,922	$42,574	$47,323	$122,819
Goodwill acquired or adjusted during the period	122,022	—	—	122,022
Goodwill reduced as part of a divestiture	—	(2,200)	—	(2,200)
Foreign currency translation adjustment	139	(245)	(406)	(512)

Balance as of June 30, 2017	$155,083	$40,129	$46,917	$242,129
Goodwill acquired or adjusted during the period	36,889	—	13,986	50,875
Foreign currency translation adjustment	(162)	28	(657)	(791)

Balance as of June 30, 2018	$191,810	$40,157	$60,246	$292,213

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

        The measurement periods for the valuation of assets and liabilities acquired may extend up to one year. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

        Intangible assets subject to amortization consisted of the following (in thousands):

		June 30, 2017			June 30, 2018
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	9 years	$26,753	$(6,291)	$20,462	$28,474	$(9,586)	$18,888
Patents	19 years	8,386	(1,676)	6,710	8,401	(1,618)	6,783
Developed technology	10 years	37,446	(5,530)	31,916	51,780	(9,656)	42,124
Customer relationships/backlog	7 years	38,289	(7,667)	30,622	63,098	(17,728)	45,370
IPR&D	5 years	3,200	—	3,200	3,290	(50)	3,240

Total amortizable assets		114,074	(21,164)	92,910	155,043	(38,638)	116,405
Non-amortizable assets:
Trademarks		25,540	—	25,540	25,596	—	25,596

Total intangible assets		$139,614	$(21,164)	$118,450	$180,639	$(38,638)	$142,001

        During fiscal 2017 and fiscal 2018, we recorded impairment charges related to intangible assets of $1.8 million and $2.5 million, respectively, due to changes in facts and circumstances associated with the shift in strategic direction which led us to conclude that the carrying value of the intangible assets was not recoverable. These intangible assets impairment charges were included in impairment, restructuring and other charges in our consolidated statement of operations.

        Amortization expense for fiscal 2016, 2017 and 2018 was $5.7 million, $12.3 million and $19.5 million, respectively. Future acquisitions could cause these amounts to increase. At June 30, 2018, estimated future amortization expense was as follows (in thousands):

2019	$19,384
2020	18,600
2021	17,842
2022	13,539
2023	12,743
Thereafter, including assets that have not yet begun to be amortized	34,297

Total	$116,405

        Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. During fiscal 2016, 2017 and 2018, we capitalized software development costs in the amount of $2.7 million, $2.3 million and $1.8 million, respectively.

6.    IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

Impairment

        During fiscal 2018, we impaired (i) a product line in our Security division that became redundant as a result of the ETD acquisition, (ii) two product lines in our Healthcare division, and (iii) certain trademarks in our Optoelectronics and Manufacturing division that are no longer used. As a result, $7.8 million of assets, including intangible and fixed assets, were written off as we determined that these assets have no value and were permanently impaired.

        During fiscal 2017 we determined that certain idle assets related to our turnkey screening program in Mexico were permanently impaired. These costs included costs related to civil works for five sites that were relocated during the fourth quarter of fiscal 2017, whereby these civil works were determined to have no value; and civil works and equipment for other sites that were partially completed prior to the customer informing us that these sites would not be needed. The carrying value of these assets when they were impaired was $17.5 million. Also, during the year, two product lines in our Security division were abandoned, one of which was determined to be redundant with a similar product acquired as part of our acquisition of AS&E. As a result, $9.4 million of assets, including inventory and the intangible assets and fixed assets related to these products lines, were determined to be permanently impaired.

Restructuring and Other Charges

        We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions, thereby improving operational efficiency. The significant initiatives undertaken by us in fiscal year 2018 are further discussed below and a summary of all such activity is included in the succeeding tables.

        Acquisition and integration costs.    Beginning in fiscal 2017 we incurred professional fees to complete the acquisition of ETD. Such costs totaled $2.2 million through June 30, 2018. Of this amount, $1.2 million was incurred during fiscal 2018. In addition, we incurred $0.3 million in other acquisition-related costs during fiscal year 2018.

        Facility consolidation / employee termination.    During fiscal 2018, we incurred $0.5 million in costs associated with the consolidation of one facility in each of our Healthcare and Security divisions. Additionally, we incurred employee termination costs within our Security and Optoelectronics and Manufacturing divisions of $1.5 million and $0.6 million, respectively, as part of operational efficiency initiatives.

        Legal fees and settlement costs.    During fiscal 2018, we accrued $19.4 million for estimated claims and settlements in our Healthcare division and $8.7 million in our Corporate division for certain legal fees related to class action litigation and government investigations, offset by a $5.0 million reduction related to resolution of the GSA matter as described in further detail in note 10.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

        The following table summarizes restructuring and other charges for the periods set forth below (in thousands):

	2016
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$—	$—	$220	$3,256	$3,476
Employee termination costs	1,358	2,601	588	—	4,547
Facility closures/consolidation	206	487	—	—	693
Legal settlement and related costs	1,091	—	1,843	—	2,934
Other charges	572	—	118	—	690

Total expensed	$3,227	$3,088	$2,769	$3,256	$12,340

	2017
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$810	$—	$—	$4,877	$5,687
Employee termination costs	8,256	1,760	631	—	10,647
Facility closures/consolidation	967	1,095	444	—	2,506
Other charges (reversals)	7	374	(70)	500	811

Total expensed	$10,040	$3,229	$1,005	$5,377	$19,651

	2018
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$—	$—	$—	$1,541	$1,541
Employee termination costs	1,485	16	610	—	2,111
Facility closures/consolidation	213	263	26	—	502
Legal and accrued settlement costs	—	19,364	—	3,650	23,014

Total expensed	$1,698	$19,643	$636	$5,191	$27,168

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

        The changes in the accrual for restructuring and other charges for fiscal 2017 and 2018 were as follows (in thousands):

	Acquisition- related Costs	Employee Termination Costs	Facility Closure/ Consolidation Cost	Legal Settlements and Related Costs	Total
Balance as of June 30, 2016	$—	$413	$126	$—	$539
Restructuring and other charges	5,687	10,647	2,506	811	19,651
Payments and other adjustments	(5,687)	(10,885)	(2,341)	(811)	(19,724)

Balance as of June 30, 2017	$—	$175	$291	$—	$466
Restructuring and other charges	1,541	2,111	502	23,014	27,168
Payments and other adjustments	(1,541)	(1,449)	(394)	(8,949)	(12,333)

Balance as of June 30, 2018	$—	$837	$399	$14,065	$15,301

        The following table summarizes the impairment, restructuring and other charges for fiscal 2016, 2017 and 2018 (in thousands):

	2016	2017	2018
Impairment of assets	$6,821	$27,047	$7,795
Impairment of minority interest investment	2,853	—	—

Total impairment charges	9,674	27,047	7,795
Debt restructuring	—	489	—
Facility closure / consolidations	693	2,506	502
Employee termination costs	4,547	10,647	2,111
Charges related to government contract issues	496	—	—
Legal fees, settlements and related costs	2,934	—	23,014
Acquisition-related costs	3,476	5,687	1,541
Other	194	322	—

Total impairment, restructuring and other charges	$22,014	$46,698	$34,963

7.    LINE-OF-CREDIT BORROWINGS AND DEBT

Revolving Credit Facility

        In December 2016, we entered into an amendment to our revolving credit facility, which, among other things, increased the aggregate committed amount available to us from $450 million to $525 million and extended the maturity date to December 2021. The credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.50% as of June 30, 2018, but this margin can range from 1.25% to 2.0% based on our consolidated net leverage ratio as defined in the credit facility. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.20% as of June 30, 2018, but this fee can range from 0.20% to 0.30% based on our consolidated net leverage ratio as defined in the credit facility. Our borrowings under the credit agreement are guaranteed by certain of our U.S. based subsidiaries and are

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

secured by substantially all of our and certain of our subsidiaries' assets. The agreement contains various representations and warranties, affirmative, negative and financial covenants and conditions of default. As of June 30, 2018, there was $113.0 million of borrowings outstanding under the revolving credit facility and $58.2 million outstanding under the letters of credit sub facility. The amount available to borrow under the credit facility as of June 30, 2018 was $353.8 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. Although the principal amount of each revolving loan is due and payable in full on the maturity date, we have the right to repay each revolving loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under this revolving facility. Therefore, borrowings under the credit facility are included in current liabilities. As of June 30, 2018, we are in compliance with all covenants under this credit facility.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

        Pursuant to ASC 470-20, we allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long term debt in the consolidated balance sheet and being amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for the fiscal year ended June 30, 2018 related to the Notes was $12.3 million, which consists of $3.6 million of contractual interest expense, $7.5 million of debt discount amortization and $1.2 million of amortization of debt issuance costs. For fiscal year ended June 30, 2017, the total interest expense was $4.1 million, which consists of $1.2 million of contractual interest expense, $2.5 million of debt discount amortization and $0.4 million of amortization of debt issuance costs. As of June 30, 2017 and 2018, the unamortized debt discount was $42.6 million and $35.1 million, respectively, which is being amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.50%. The unamortized debt issuance cost of $6.1 million and $4.9 million as of June 30, 2017 and 2018, respectively, is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes. Based on our June 29, 2018 stock price of $77.33 per share, the "if-converted" value of the Notes did not exceed the principal amount.

Other Borrowings

        Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of June 30, 2018, $56.4 million was outstanding under these letter-of-credit facilities. As of June 30, 2018, the total amount available under these credit facilities was $11.7 million.

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

        Long-term debt consisted of the following at June 30, 2017 and 2018 (in thousands):

	2017	2018
1.25% convertible notes due 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(42,602)	(35,133)
Unamortized debt issuance costs	(6,073)	(4,897)

	238,825	247,470
Term loans	3,700	2,114
Other long-term debt	1,621	1,658

	244,146	251,242
Less current portion of long-term debt	(2,396)	(2,262)

Long-term portion of debt	$241,750	$248,980

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

        Fiscal year principal payments of long-term debt as of June 30, 2018 are as follows (in thousands):

2019	$2,262
2020	1,100
2021	346
2022	64
2023	287,500
Thereafter	—

Total	$291,272

8.    STOCK-BASED COMPENSATION

        On December 11, 2017, our stockholders approved our Amended and Restated 2012 Incentive Award Plan (the "2012 Plan"), which, among other things, increased the maximum number of shares of common stock which may be issued under the 2012 Plan by 1.6 million shares. As of June 30, 2018, we maintained the the 2012 Plan and the Amended and Restated 2006 Equity Participation Plan ("2006 Plan") as share-based employee compensation plans. No further grants may be made under the 2006 Plan. In addition, pursuant to the acquisition of AS&E, we assumed two share based employee compensation plans: the AS&E 2005 Equity and Incentive Plan ("2005 AS&E Plan") and the AS&E 2014 Equity and Incentive Plan ("2014 AS&E Plan"). No new RSU grants will be made under the 2005 AS&E Plan or the 2014 AS&E Plan. The 2012 Plan, the 2006 Plan, the 2005 AS&E Plan and the 2014 AS&E Plan are collectively referred to as the "OSI Plans".

        We recorded stock-based-compensation expense in the consolidated statement of operations as follows (in thousands):

	2016	2017	2018
Cost of goods sold	$1,199	$1,443	$972
Selling, general and administrative	19,307	21,354	22,293
Research and development	253	433	581
Restructuring	—	2,902	—

Stock based compensation expense	20,759	26,132	23,846
Less: Related income tax benefit	(7,762)	(9,815)	(7,391)

Stock based compensation expense, net	$12,997	$16,317	$16,455

        As of June 30, 2018, total unrecognized compensation cost related to share-based compensation grants under the OSI Plans were estimated at $0.6 million for stock options and $14.2 million for RSUs. We expect to recognize these costs over a weighted-average period of 1.9 years with respect to the stock options and 2.1 years for grants of RSUs.

        Employee Stock Purchase Plan—We have an employee stock purchase plan under which eligible employees may purchase a limited number of shares of Common Stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the three years ended June 30, 2016, 2017 and 2018, employees purchased 60,375, 71,314 and 80,115 shares, respectively. As of June 30, 2018, there were 741,690 shares of our Common Stock available for issuance under the plan.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

OSI Plans

        In October 2017, our Board of Directors approved the 2012 Plan, and in December 2017, our stockholders adopted the 2012 Plan. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan although no awards may be issued under the 2006 Plan.

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

FOR THE THREE YEARS ENDED JUNE 30, 2018

        Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below.

	2016	2017	2018
Expected dividend	—	—	—
Risk-free interest rate	1.4%	1.7%	1.9%
Expected volatility	31.0%	33.0%	29.0%
Expected holding period (in years)	4.5	4.5	4.5

        The following summarizes stock option activity for fiscal years 2016, 2017 and 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	1,012,650	27.30
Granted	35,162	73.42
Exercised	(107,059)	28.05
Expired or forfeited	(6,641)	66.56

Outstanding at June 30, 2016	934,112	28.67
Granted	19,176	73.42
Exercised	(168,564)	26.68
Expired or forfeited	(4,053)	68.28

Outstanding at June 30, 2017	780,671	$30.00
Granted	25,379	85.83
Exercised	(121,651)	23.53
Expired or forfeited	(6,874)	73.77

Outstanding at June 30, 2018	677,525	$32.80	2.9 years	$30,364

Exercisable at June 30, 2018	635,160	$29.62	2.5 years	$30,301

        The per-share weighted-average grant-date fair value of stock options granted under the OSI Plans was $20.66, $22.19 and $23.64 for fiscal 2016, 2017 and 2018, respectively. The total intrinsic value of options exercised during fiscal 2018 was $6,295,000.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

        Restricted Stock Awards and Restricted Stock Units—A summary of restricted stock award and RSU activity for the periods indicated was as follows:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2015	659,906	$63.75
Granted	337,628	72.90
Vested	(417,896)	65.36
Forfeited	(49,140)	67.70

Nonvested at June 30, 2016	530,498	$67.94
Granted	379,888	64.55
Vested	(299,277)	67.87
Net replacement RSUs (1)	20,953	67.76
Forfeited	(20,375)	68.34

Nonvested at June 30, 2017	611,687	$65.85
Granted	351,034	74.09
Vested	(413,639)	65.33
Forfeited	(22,705)	70.32

Nonvested at June 30, 2018	526,377	$71.56

(1)
Pursuant to the acquisition of AS&E, we assumed unvested RSUs originally granted by AS&E and converted them into RSUs for our Common Stock.

        The per-share weighted average grant-date fair value of restricted stock and RSUs granted under the OSI Plans was $72.90, $64.55 and $74.09 for fiscal 2016, 2017 and 2018, respectively. The total fair value of shares vested during fiscal 2016, 2017 and 2018 was $27.3 million, $23.2 million and $27.0 million, respectively.

        As of June 30, 2018, there were approximately 2.3 million shares available for grant under the 2012 Plan. Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

        We granted 139,300, 156,836 and 117,346 performance-based awards during fiscal 2016, 2017 and 2018, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 250% of the original number of shares or units awarded.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

9.    INCOME TAXES

        The following is a geographical breakdown of income before the provision for income taxes (in thousands):

	2016	2017	2018
Pre-tax income (loss):
United States	$(34,732)	$(39,686)	$(40,335)
Foreign	70,227	65,437	77,189

Total pre-tax income	$35,495	$25,751	$36,854

        Our provision (benefit) for income taxes consists of the following (in thousands):

	2016	2017	2018
Current:
Federal	$(488)	$788	$8,518
State	108	493	707
Foreign	22,942	27,616	30,643

Total current provision	22,562	28,897	39,868
Deferred:
Federal	$(11,865)	$(16,314)	$35,957
State	473	(484)	338
Foreign	(1,832)	(7,424)	(10,182)

Total deferred benefit	(13,224)	(24,222)	26,113

Total provision	$9,338	$4,675	$65,981

        As of June 30, 2017 and 2018, our liability for uncertain tax positions was $6.0 million and $4.4 million, respectively. The $4.4 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

        We recognize potential interest and penalties related to income tax matters in income tax expense. As of June 30, 2018, we had accrued $0.1 million for interest and penalties. Our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include fiscal years after 2014 for federal purposes, fiscal years after 2013 for state purposes and fiscal years after 2006 for various foreign jurisdictions. Facts and circumstances could arise that could cause us to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of statutes of limitation. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, we are not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

        A summary of activity of unrecognized tax benefits for fiscal 2017 and 2018 is as follows (in thousands).

Balance as July 1, 2016	$9,754
Additions on tax positions for the current year	594
Additions on tax positions from prior years	1,445
Reduction in tax positions from prior year	(598)

Balance at June 30, 2017	$11,195
Additions on tax positions for the current year	294
Additions on tax positions from prior years	14
Reduction in tax positions from prior year	(1,005)

Balance at June 30, 2018	$10,498

Recent Tax Legislation

        On December 22, 2017, comprehensive tax reform legislation known as the Tax Act was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of foreign income, reducing the U.S. federal statutory tax rate, adopting a territorial system, and modifying policies, credits and deductions for businesses.

        The Tax Act required us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The Tax Act also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 28.1%. This is the result of using the tax rate of 35% for the first and second quarter of fiscal year 2018 and the reduced tax rate of 21% for the third and fourth quarter of fiscal year 2018. The Tax Act includes a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries and a base erosion anti-abuse tax ("BEAT") measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. The GILTI and BEAT provisions of the Tax Act will be effective for us beginning July 1, 2018.

        The Tax Act was effective in the second quarter of fiscal year 2018. As of June 30, 2018, we have not completed our accounting for the estimated tax effects of the Tax Act. During fiscal year 2018, we recorded a provisional net charge of $55.3 million related to the Tax Act based on reasonable estimates for those tax effects. Due to the timing of the enactment and the complexity in applying the provisions of the Tax Act, the provisional net charge is subject to revisions as we continue to complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, IRS, FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the estimated tax effects of the Tax Act will be completed during the measurement period, which is not expected to extend beyond one year from the enactment date. The impacts of our estimates are described further below.

        We recorded an estimated $35.5 million charge in fiscal year 2018 related to the transition tax, which was included in the provision for income taxes in our consolidated statements of operations and income taxes in our consolidated balance sheets. We have not yet completed our accounting for the transition tax as our analysis of deferred foreign income is not complete. To calculate the transition tax, we estimated our deferred foreign income

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

for fiscal year 2018 because these tax returns are not complete or due. Fiscal year 2018 taxable income will be known once the respective tax returns are completed and filed.

        We recorded an estimated $6.6 million charge in fiscal year 2018 for the impact of changes in the tax rate, primarily on deferred tax assets and liabilities, which was included in provision for income taxes in our consolidated income statements and deferred income taxes in our consolidated balance sheets. We remeasured our deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods.

        We recorded a charge of $13.2 million for foreign withholding taxes on the repatriation of foreign earnings. Included in the provision for income taxes in our consolidated income statements and income taxes in our consolidated balance sheets is $8.1 million current tax liability for dividends declared in the tax year ending June 30, 2018 and $5.3 million deferred tax liability for withholding taxes on unrepatriated foreign earnings. Prior to the Tax Act, we had not provided for U.S. tax or withholding tax on foreign earnings that were not subject to U.S. tax. Our intention prior to the Tax Act was to permanently reinvest those foreign earnings, thereby indefinitely postponing their remittance to the U.S. After the enactment of the Tax Act, we have reevaluated our intention concerning repatriation of foreign earnings. Our intent after the Tax Act is to repatriate foreign earnings through December 31, 2017 as these earnings are taxed in the U.S, under the transition tax.

        The Tax Act subjects a U.S. corporation to tax on its GILTI. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of GAAP. Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into our measurement of deferred taxes. Due to the complexity in applying the new GILTI provisions, we have not yet completed the impact of GILTI on our corresponding deferred tax assets and liabilities.

        On August 1, 2018, the IRS published on its website proposed regulations relating to the transition tax imposed by the Tax Act. Once published in the Federal Register, the proposed regulations are subject to a 60-day comment period. Final regulations are expected to be issued after consideration of comments. We are currently evaluating the impact of the proposed regulations.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

        Deferred income tax assets (liabilities) consisted of the following (in thousands):

	June 30,
	2017	2018
Deferred income tax assets:
Tax credit carryforwards	$19,005	$17,591
Net operating loss carryforwards	37,689	10,473
Customer advances	4,028	2,360
Allowance for doubtful accounts	5,839	4,336
Inventory reserve	15,933	11,735
Inventory capitalization	3,977	3,043
Accrued liabilities	11,511	9,174
Stock and deferred compensation	24,211	15,779
Other assets	3,001	3,641

Total deferred income tax assets	125,194	78,132
Valuation allowance	(19,997)	(27,007)

Net deferred income tax assets	105,197	51,125

Deferred income tax liabilities:
Depreciation	(21,228)	(6,322)
State income taxes	(655)	(130)
Amortization of intangible assets	(48,966)	(31,993)
Withholding tax on unrepatriated foreign earnings	—	(5,114)
State transition tax	—	(1,754)
Convertible debt	(17,019)	(9,198)
Prepaid expenses	(2,983)	(8,680)
Other liabilities	(130)	(329)

Total deferred income tax liabilities	(90,981)	(63,520)

Net deferred tax asset (liability)	$14,216	$(12,395)

        The components of the net deferred income tax asset are classified in the consolidated balance sheets as follows (in thousands):

	2017	2018
Long term deferred income tax asset, included in other assets	34,897	2,607
Long term deferred income tax liability	(20,681)	(15,002)

Net deferred income tax asset (liability)	$14,216	$(12,395)

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

        The components of current taxes receivable and payable and prepaid taxes are classified in the consolidated balance sheets as follows (in thousands):

	2017	2018
Current taxes receivable and prepaid taxes, included in prepaid expenses and other current assets	12,100	5,172
Current taxes payable, included in other accrued expenses and current liabilities	(6,454)	(8,314)

Net tax receivable (payable)	$5,646	$(3,142)

        As of June 30, 2018, we had state and foreign net operating loss carryforwards of approximately $54.3 million and $29.2 million, respectively. As of June 30, 2018, we had federal and state research and development tax credit carryforwards of approximately $13.4 million and $5.4 million, respectively. As of June 30, 2018, we had foreign tax credit carryforwards of $4.9 million. Our credit carryforwards will begin to expire in the tax year ending June 30, 2026.

        We have established valuation allowances that relate to the net operating loss of certain subsidiaries, capital losses, foreign tax credits, and R&D credits. During the year ended June 30, 2018, we recorded a net aggregated increase of $7.0 million to these valuation allowances. We review the adequacy of individual valuation allowances and release such allowances when it is determined that it is more likely than not that the related benefits will be realized.

        We recognized all excess tax benefits and tax deficiencies as income tax expense or benefit in the current year. An income tax benefit of approximately $3.8 million and $3.7 million was recognized in fiscal 2017 and 2018, respectively. In addition, in fiscal 2017, we recognized $3.8 million of deferred tax assets and, accordingly, increased retained earnings by this same amount.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

        The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	June 30,
	2016	2017	2018
Provision for income taxes at federal statutory rate	35.0%	35.0%	28.1%
Research and development tax credits	(1.8)	(2.5)	(1.4)
Foreign income subject to tax at other than federal statutory rate	(8.9)	(20.0)	(4.8)
Stock compensation excess tax benefit	—	(9.5)	(8.8)
Change in valuation allowance	5.8	10.4	19.6
Unrecognized tax benefit	(5.0)	(1.4)	(6.8)
Meals and entertainment	0.9	1.8	1.5
Tax on foreign currency gains and losses	2.3	9.1	(0.1)
Transaction costs	2.3	1.5	0.1
State tax expense	(0.3)	(1.5)	(1.3)
U.S. tax on foreign earnings	4.5	0.4	2.5
Fringe benefits	0.9	1.5	1.1
Non-taxable gain from sale of business	—	(3.6)	—
Non-taxable earnings from acquisitions	(7.9)	(1.8)	(1.1)
Mexico imputed income or expense	(0.4)	(2.0)	(3.5)
Remeasurement of U.S. net deferred tax assets from 35% to 21%	—	—	16.0
Deemed repatriation of non-U.S. earnings	—	—	102.2
Withholding tax on deemed repatriation foreign earnings	—	—	35.8
Other	(1.1)	0.7	(0.1)

Effective income tax rate	26.3%	18.1%	179.0%

        The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

10.    COMMITMENTS AND CONTINGENCIES

        The following is a summary of commitments as of June 30, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Total debt	$404,272	$115,262	$1,446	$287,564	$—
Operating leases	21,887	6,858	9,471	4,605	953
Purchase obligations	66,850	66,229	603	18	—
Acquisition-related obligations	15,816	5,206	8,449	1,201	960
Defined benefit plan obligation	11,782	156	334	381	10,911

Total contractual obligations	$520,607	$193,711	$20,303	$293,769	$12,824

Other Commercial Commitments—letters of credit	$114,596	$68,203	$30,413	$467	$15,513

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

        Operating Leases—We lease facilities and certain equipment under various operating lease agreements. Certain leases provide for periodic rent increases and may contain escalation clauses and renewal options. Rent expense totaled $9.0 million, $10.2 million and $9.4 million for fiscal years 2016, 2017 and 2018, respectively.

        Contingent Acquisition Obligations—Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. The maximum amount of such future payments under arrangements with contingent consideration caps is $29.9 million as of June 30, 2018. In addition, one of the purchase agreements we entered into requires royalty payments through 2022 based on the license of, or sales of products containing, the technology of CXR Limited, a company acquired in 2004.

        For acquisitions that occurred through the end of fiscal year 2009, we account for such contingent payments as an addition to the purchase price of the acquired business. For acquisitions after fiscal 2009, pursuant to the adoption Financial Accounting Standard 141R, which was codified into ASC 805, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition with subsequent revisions recorded in Selling, general and administrative expense in the consolidated financial statements. The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, which may include projected revenues, gross margins, operating income, estimated probability of achieving and the estimated probability of earn-out payments being made. These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute the contingent earnout liability. The following table reconciles the contingent earnout liabilities, which are included in Other accrued expenses and current liabilities, and Other long-term liabilities in the accompanying consolidated balance sheets, from June 30, 2017 to June 30, 2018:

Beginning fair value, June 30, 2017	$11,840
Additions	7,724
Remeasurement of fair value for contingent earn-out obligations	(1,540)
Payments on contingent earn-out obligations	(2,311)

Ending fair value, June 30, 2018	$15,713

        Advances from Customers—We receive advances from customers associated with certain contracts. These advances are paid in cash by customers, and we account for these as liabilities until our contractual obligations are complete.

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

FOR THE THREE YEARS ENDED JUNE 30, 2018

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

        Indemnifications and Certain Employment-Related Contingencies—In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of June 30, 2018.

        On December 31, 2017, we and Deepak Chopra, our Chief Executive Officer, entered into an amendment to Mr. Chopra's employment agreement that, among other things, provides for a $13.5 million bonus payment to Mr. Chopra on or within 45 days of January 1, 2024 contingent upon Mr. Chopra's continued employment with us through that date, subject to accelerated payout terms in the event of Mr. Chopra's death or disability after January 1, 2019. The bonus is recorded in the financial statements over the remaining term of the employment agreement.

        Legal Proceedings—In December 2017, a short seller released a report regarding our compliance with the FCPA. Following that report, we and certain of our executive officers have been named as defendants in several lawsuits in the District Court that were filed in December 2017 and February 2018. Each of the complaints closely tracks the allegations set forth in the short-seller's report. All of the actions, which were consolidated by the District Court in March 2018 in an action captioned Arkansas Teacher Retirement System et al. v. OSI Systems, Inc. et al., No. 17-cv-08841, allege violations of Sections 10(b) and 20(a) of Exchange Act, relating to certain of our public statements and filings with the SEC, and seek damages and other relief based upon the allegations in the complaints. In April and May 2018, two shareholder derivative complaints were filed purportedly on behalf of the Company against the current members of our Board of Directors (as individual defendants), a former member of our Board of Directors, and our Chief Financial Officer. The first, captioned Riley v. Chopra et al., No. 18-cv-03371, was filed in the District Court, and the second, captioned Genesee County Employees' Retirement System v. Chopra, et al., No. BC705958, was filed in the Superior Court of the State of California, County of Los Angeles. The complaints allege, among other things, breach of fiduciary duties relating to the allegations contained in the above-mentioned short seller report. The complaints seek damages, restitution, injunctive relief, attorneys' and experts' fees, costs, expenses, and other unspecified relief. We believe that these actions are without merit and intend to defend them vigorously, and we expect to incur costs associated with defending against these actions. At this early stage of the litigations, the ultimate outcomes are uncertain and we cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on our financial statements.

        Following the short-seller report, both the SEC and the DOJ commenced investigations into our compliance with the FCPA. The SEC has subpoenaed documents from the Company, and we are responding to that subpoena and providing the same documents to the DOJ. At this time, we are unable to predict what, if any, action may be taken by the DOJ or SEC as a result of these FCPA-related investigations, or any penalties or remedial measures

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

these agencies may seek. Separately, the SEC and DOJ are also conducting an investigation of trading in our securities and have each subpoenaed information regarding trading by executives, directors, and employees, as well as our operations and disclosures in and around the time of certain trades. With respect to these trading-related matters, we have taken action with respect to a senior-level employee. At this time, we are unable to predict what, if any, action may be taken by the DOJ or SEC as a result of these trading-related investigations, or any penalties or remedial measures these agencies may seek. We place a high priority on compliance with our anti-corruption and securities trading policies and are cooperating with each of the government investigations.

        Our acquired subsidiary, AS&E, was the subject of an investigation by the Office of the Inspector General of the U.S. General Services Administration ("GSA"). The investigation related to AS&E's discount practices and compliance with the pricing provisions of AS&E's GSA Schedule contract prior to the date of acquisition. This matter was resolved in May 2018 for $3 million. We had previously accrued $8 million for this matter. Upon resolution, $5 million was recorded as a reduction in fiscal 2018 in impairment, restructuring and other charges.

        We are involved in various other claims and legal proceedings arising in the ordinary course of business. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. We have not accrued for loss contingencies relating to such matters because we believe that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable and reasonably estimable. If one or more of these matters are resolved in a manner adverse to our company, the impact on our business, financial condition, results of operations and cash flows could be material.

11.    STOCKHOLDERS' EQUITY

Stock Repurchase Program

        Our Board of Directors has an authorized Common Stock repurchase program. During fiscal 2016, 2017 and 2018, we repurchased 1,201,402 shares, 642,277 shares, and 1,021,458 shares, respectively, under our then-current program(s). As of June 30, 2018, 851,023 shares were available for additional repurchase under our current program. Upon repurchase, the shares were restored to the status of authorized but unissued shares in the accompanying consolidated financial statements.

12.    RELATED-PARTY TRANSACTIONS

        In 1994, we, together with an unrelated company, formed ECIL- Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our Chairman and Chief Executive Officer owns a 10.5% interest, and our Executive Vice President and Director owns a 4.5% ownership interest. Our initial investment was approximately $0.1 million. For each of the years ended June 30, 2016, 2017 and 2018, our equity earnings in the joint venture were less than $0.1 million. We, our Chairman and Chief Executive Officer and our Executive Vice President and Director collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of our subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for fiscal 2016, 2017 and 2018 were approximately $9.1 million, $10.2 million and $4.6 million, respectively. Receivables from the joint venture were $4.0 million and $1.9 million as of June 30, 2017 and 2018, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

13.    EMPLOYEE BENEFIT PLANS

Employee Retirement Savings Plans

        We have various qualified employee retirement savings plans. Participants can contribute certain amounts to the plans and we match a certain portion of employee contributions. We contributed approximately $4.6 million, $5.0 million and $6.3 million to the plans for the fiscal years ended June 30, 2016, 2017 and 2018, respectively.

Deferred Compensation Plan

        We have a deferred compensation plan, which meets the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that selected employees are eligible to defer up to 80% of their salaries and up to 100% of their bonuses. We may also make employer contributions to participant accounts in certain circumstances. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings are subject to a vesting schedule dependent upon years of service to us and, also, vest completely upon the participant's disability or death while employed by us or immediately prior to a change of control. We made contributions of $0.6 million, $0.6 million and $0.5 million during fiscal year 2016, 2017 and 2018, respectively. As of June 30, 2018, we held assets of $22.7 million and liabilities of $22.5 million related to this plan. Assets related to this plan are included in other assets and liabilities related to this plan are included in other long-term liabilities in the consolidated balance sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

        The following provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for fiscal years 2017 and 2018, and a statement of the funded status as of June 30, 2017 and 2018 (in thousands):

	2017	2018
Change in Benefit Obligation
Benefit obligation at beginning of year	$13,305	$13,726
Translation adjustment	(88)	57
Interest costs	453	467
Curtailment	—	(369)
Actuarial (gain) loss	435	61
Benefits paid	(379)	(162)

Benefit obligation at end of year	13,726	13,780

Change in Plan Assets
Fair value of plan assets at beginning of year	5,210	5,555
Translation adjustment	(122)	43
Actual return on plan assets	745	388
Company contributions	65	—
Benefits paid	(343)	(116)

Fair value of plan assets at end of year	5,555	5,870

Funded status	(8,171)	(7,910)
Unrecognized net actuarial loss	—	—

Net amount recognized	$(8,171)	$(7,910)

Amount recognized in consolidated balance sheets consists of:
Investments	$759	$1,065
Accrued pension liability	(8,051)	(8,975)
Accumulated other comprehensive income	2,016	1,202

        The following table provides the net periodic benefit costs for each of the fiscal years ended June 30, (in thousands):

	2016	2017	2018
Net Periodic Benefit Costs
Interest costs	$582	$453	$467
Expected return on plan assets	(303)	(200)	(203)
Amortization of prior service costs	420	279	249
Recognized actuarial loss	43	317	305

Net periodic benefit cost	$742	$849	$818

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

Plan Assumptions

	2017	2018
Weighted average assumptions at year-end:
Discount rate	3.4%	3.4%
Expected return on plan assets	3.8%	4.7%
Rate of compensation increase	3.0%	3.0%

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

Plan Assets and Investment Policy

	Fiscal year ended June 30, 2017		Fiscal year ended June 30, 2018
	Proportion of Fair Value	Expected Rate of Return	Proportion of Fair Value	Expected Rate of Return
Equity securities	51%	6%	83%	6%
Debt securities	41%	2%	17%	1%
Other	8%	1%	—%	—%

Combined	100%	3.8%	100%	4.7%

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

Projected Benefit Payments

        The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2018 (in thousands):

Pension Benefits
July 1, 2018 to June 30, 2019	156
July 1, 2019 to June 30, 2020	160
July 1, 2020 to June 30, 2021	174
July 1, 2021 to June 30, 2022	179
July 1, 2022 to June 30, 2023	202
July 1, 2023 to June 30, 2028	10,911

Company Contribution

        As of June 30, 2018, our weighted average contribution rate is under 1% of pensionable salaries. No company contributions are expected for fiscal 2019.

14.    SEGMENT INFORMATION

        We have determined that we operate in three identifiable industry segments: (a) security and inspection systems (Security division), (b) medical monitoring and diagnostic cardiology systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). We also have a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses; expenses related to stock issuances and legal, audit and other professional service fees not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division primarily supplies components and subsystems to OEM customers, including to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in note 1, Summary of Significant Accounting Policies.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

	2018
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$690,001	$189,387	$209,898	$—	$—	$1,089,286
Revenue between product segments	—	—	44,587	—	(44,587)	—

Total revenues	$690,001	$189,387	$254,485	$—	(44,587)	$1,089,286

Income (loss) from operations	$84,106	$(14,609)	$22,024	$(35,030)	$(583)	$55,908

Segments assets	$804,527	$167,611	$220,373	$66,453	$(3,273)	$1,255,691

Capital expenditures	$14,479	$1,540	$3,286	$23,893	$—	$43,198

Depreciation and amortization	$55,630	$4,910	$7,766	$1,448	$—	$69,754

        The following tables present the revenues and identifiable assets by geographical area (in thousands):

	2016
	External revenues	Intersegment revenues	Total Consolidated	Long lived tangible assets	Long lived assets
Geographic region:
United States	$404,929	$5,803	$410,732	$40,855	$167,860
Mexico	119,039	—	119,039	115,954	115,954
Other Americas	15,525	—	15,525	5,193	7,055

Total Americas	539,493	5,803	545,296	162,002	290,869
United Kingdom	130,812	1,128	131,940	25,505	61,037
Other Europe, Middle East and Africa	38,233	—	38,233	11,556	23,898

Total EMEA	169,045	1,128	170,173	37,061	84,935
Asia-Pacific	121,122	33,581	154,703	14,765	17,126
Eliminations	—	(40,512)	(40,512)	N/A	N/A

Total	$829,660	$—	$829,660	$213,828	$392,930

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2018

	2017
	External revenues	Intersegment revenues	Total Consolidated	Long lived tangible assets	Long lived assets
Geographic region:
United States	$478,791	$5,339	$484,130	$65,046	$380,200
Mexico	119,910	—	119,910	63,914	63,914
Other Americas	14,886	—	14,886	4,294	6,127

Total Americas	613,587	5,339	618,926	133,254	450,241
United Kingdom	185,803	542	186,345	23,396	61,319
Other Europe, Middle East and Africa	33,202	—	33,202	10,451	13,868

Total EMEA	219,005	542	219,547	33,847	75,187
Asia-Pacific	128,359	24,499	152,858	14,509	16,762
Eliminations	—	(30,380)	(30,380)	N/A	N/A

Total	$960,951	$—	$960,951	$181,610	$542,190

	2018
	External revenues	Intersegment revenues	Total Consolidated	Long lived tangible assets	Long lived assets
Geographic region:
United States	$552,677	$9,221	$561,898	$103,582	$457,516
Mexico	106,472	—	106,472	12,143	12,143
Other Americas	25,060	—	25,060	4,027	29,491

Total Americas	684,209	9,221	693,430	119,752	499,150
United Kingdom	231,909	162	232,071	21,916	71,126
Other Europe, Middle East and Africa	25,694	—	25,694	9,993	13,458

Total EMEA	257,603	162	257,765	31,909	84,584
Asia-Pacific	147,474	35,204	182,678	16,512	18,653
Eliminations	—	(44,587)	(44,587)	N/A	N/A

Total	$1,089,286	$—	$1,089,286	$168,173	$602,387

        Pursuant to Accounting Standards Codification 280 "Segment Reporting," external revenues are attributed to individual countries based upon the location of our selling entity.

*    *    *    *    *    *

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged in other accounts	Deductions- Write-offs	Balance at end of period
Balance for doubtful accounts:
Year ended June 30, 2016	$5,900	$2,095	$—	$944	$7,051

Year ended June 30, 2017	$7,051	$2,872	$—	$360	$9,563

Year ended June 30, 2018	$9,563	$2,947	$—	$2,014	$10,496

SUPPLEMENTARY DATA
UNAUDITED QUARTERLY RESULTS

        The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2017 and 2018 (in thousands, except per share data):

	Quarter Ended
	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
	(Unaudited)
Revenues	$220,855	$242,548	$245,146	$252,402
Costs of goods sold	152,768	159,953	159,118	165,611

Gross profit	68,087	82,595	86,028	86,791

Operating expenses:
Selling, general and administrative	43,553	51,544	49,431	48,032
Research and development	12,478	12,938	14,395	11,140
Impairment, restructuring and other charges	9,957	9,420	2,508	24,813

Total operating expenses	65,988	73,902	66,334	83,985

Income from operations	2,099	8,693	19,694	2,806
Interest and other expense, net	(1,158)	(1,981)	(489)	(3,913)

Income before income taxes	941	6,712	19,205	(1,107)
Provision for income taxes	264	1,879	5,186	(2,654)

Net income	$677	$4,833	$14,019	$1,547

Basic earnings per common share	$0.04	$0.25	$0.83	$0.08

Diluted earnings per common share	$0.03	$0.25	$0.80	$0.08

	Quarter Ended
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
	(Unaudited)
Revenues	$257,133	$277,528	$267,299	$287,326
Costs of goods sold	165,862	175,898	169,714	186,160

Gross profit	91,271	101,630	97,585	101,166

Operating expenses:
Selling, general and administrative	55,647	60,098	59,846	64,001
Research and development	15,100	15,088	15,934	15,067
Impairment, restructuring and other charges	1,130	8,297	14,062	11,474

Total operating expenses	71,877	83,483	89,842	90,542

Income from operations	19,394	18,147	7,743	10,624
Interest and other expense, net	(4,249)	(5,282)	(4,625)	(4,898)

Income before income taxes	15,145	12,865	3,118	5,726
Provision for income taxes	4,988	59,816	565	612

Net income (loss)	$10,157	$(46,951)	$2,553	$5,114

Basic earnings (loss) per common share	$0.54	$(2.47)	$0.14	$0.28

Diluted earnings (loss) per common share	$0.52	$(2.47)	$0.13	$0.27

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION
2.1	Equity Purchase Agreement, dated as of May 31, 2017, by and among OSI Systems, Inc., OSI (Holdings) Company Limited, Smiths Detection,LLC, Smiths Detection United Kingdom Limited, Smiths Detection (Australia) Pty Ltd, and Smiths Detection Group Limited (22)
3.1	Certificate of Incorporation of OSI Systems, Inc. (1)
3.2	Bylaws of OSI Systems, Inc. (1)
4.1	Form of Common Stock Certificate (1)
4.2
Indenture (including the form of Note) related to the 1.25% Convertible Senior Notes due 2022, dated as of February 22, 2017, between OSI Systems, Inc. and Branch Banking and Trust Company, as trustee (19)
4.3	Form of 1.25% Convertible Senior Note due 2022 (included in Exhibit 4.2) (19)
10.1†	Amended and Restated OSI Systems, Inc. Deferred Compensation Plan (2)
10.2†	OSI Systems, Inc. Nonqualified Defined Benefit Plan (3)
10.3†	Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan (4)
10.4†	First Amendment to Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan (23)
10.5†	Form of Indemnification Agreement for Directors and Executive Officers of OSI Systems, Inc. (5)
10.6	Credit Agreement dated October 15, 2010, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (6)
10.7	First Amendment to Credit Agreement dated November 10, 2011, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (7)
10.8	Second Amendment to Credit Agreement dated December 15, 2011, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (8)
10.9	Third Amendment to Credit Agreement dated April 10, 2012, between Wells Fargo Bank, N.A. and OSI Systems, Inc. (9)
10.10	Fourth Amendment to Credit Agreement dated May 28, 2014 between Wells Fargo Bank, N.A. and OSI Systems, Inc. (10)
10.11	Fifth Amendment to Credit Agreement dated December 20, 2016 between Wells Fargo Bank, N.A. and OSI Systems, Inc. (20)
10.12†	Amended and Restated 2006 Equity Participation Plan of OSI Systems, Inc. (11)
10.13†	Employment Agreement effective as of January 1, 2012 between Deepak Chopra and OSI Systems, Inc. (12)
10.14†	Amendment to Employment Agreement effective as of July 1, 2015 between Deepak Chopra and OSI Systems, Inc. (17)
10.15†	Second Amendment to Employment Agreement effective as of December 31, 2017 by and between Deepak Chopra and OSI Systems, Inc. (13)
10.16†	Employment Agreement effective as of January 1, 2012 between Alan Edrick and OSI Systems, Inc. (12)
10.17†	Amendment to Employment Agreement effective as of July 1, 2015 between Alan Edrick and OSI Systems, Inc. (17)

No.	EXHIBIT DESCRIPTION
10.18†	Employment Agreement effective as of January 1, 2012 between Ajay Mehra and OSI Systems, Inc. (12)
10.19†	Amendment to Employment Agreement effective as of May 1, 2015 between Ajay Mehra and OSI Systems, Inc. (18)
10.20†	Employment Agreement effective as of January 1, 2012 between Victor Sze and OSI Systems, Inc. (12)
10.21†	Amendment to Employment Agreement effective as of July 1, 2015 between Victor Sze and OSI Systems, Inc. (17)
10.22†	Offer Letter dated April 1, 2015 between Pak Chin and OSI Systems, Inc. (21)
10.23†	Amended and Restated Retirement Benefit Award Agreement effective as of December 31, 2017 by and between Deepak Chopra and OSI Systems, Inc. (13)
10.24†	Amended and Restated OSI Systems, Inc. 2012 Incentive Award Plan (14)
10.25†	Form of Restricted Stock Award Agreement (15)
10.26†	Form of Restricted Stock Unit Award Agreement (15)
10.27†	Form of Stock Option Agreement (15)
14.1	OSI Systems, Inc. Code of Ethics and Conduct effective May 23, 2016 (16)
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page of this Form 10 K)
31.1*	Certification Pursuant to Section 302
31.2*	Certification Pursuant to Section 302
32.1*	Certification Pursuant to Section 906
32.2*	Certification Pursuant to Section 906
101.1	The following financial information from the Registrant's Annual Report on Form 10 K for the year ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i)	the consolidated balance sheets
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
(14)
Previously filed with our Proxy Statement on Schedule 14A filed on October 23, 2017.
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
(20)
Previously filed with our Current Report on Form 8-K filed on December 21, 2016.
(21)
Previously filed with our Quarterly Report on Form 10-Q filed on October 31, 2016.
(22)
Previously filed with our Current Report on Form 8-K filed on June 1, 2017.
(23)
Previously filed with our Proxy Statement on Schedule 14A filed on October 21, 2016.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC. (Registrant)
Date: August 27, 2018	By:	/s/ ALAN EDRICK Alan Edrick, Executive Vice President & Chief Financial Officer

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

Name	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 27, 2018
/s/ ALAN EDRICK Alan Edrick	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 27, 2018
/s/ AJAY MEHRA Ajay Mehra	Executive Vice President and Director	August 27, 2018
/s/ WILLIAM F. BALLHAUS, JR. William F. Ballhaus, Jr.	Director	August 27, 2018
/s/ GERALD CHIZEVER Gerald Chizever	Director	August 27, 2018
/s/ STEVEN C. GOOD Steven C. Good	Director	August 27, 2018
/s/ JAMES B. HAWKINS James B. Hawkins	Director	August 27, 2018
/s/ MEYER LUSKIN Meyer Luskin	Director	August 27, 2018

II-1