Form 10-Q
period 2018-09-30
OSI SYSTEMS INC
filed 2018-10-26
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 22, 2018, there were 18,153,123 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts)

	June 30,	September 30,
	2018	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,814	$86,411
Accounts receivable, net	210,744	222,170
Inventories	313,552	343,974
Prepaid expenses and other current assets	41,587	49,468
Total current assets	650,697	702,023
Property and equipment, net	115,524	119,764
Goodwill	292,213	304,717
Intangible assets, net	142,001	145,230
Other assets	55,256	56,194
Total assets	$1,255,691	$1,327,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$113,000	$166,000
Current portion of long-term debt	2,262	2,326
Accounts payable	106,892	116,887
Accrued payroll and related expenses	40,171	30,720
Advances from customers	55,761	74,148
Other accrued expenses and current liabilities	125,236	120,916
Total current liabilities	443,322	510,997
Long-term debt	248,980	250,958
Deferred income taxes	15,002	15,052
Other long-term liabilities	58,951	63,619
Total liabilities	766,255	840,626
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value—10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 18,032,374 shares at June 30, 2018 and 18,153,123 shares at September 30, 2018	169,475	156,760
Retained earnings	334,745	344,147
Accumulated other comprehensive loss	(14,784)	(13,605)
Total stockholders’ equity	489,436	487,302
Total liabilities and stockholders’ equity	$1,255,691	$1,327,928

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2017	2018
Net revenues:
Products	$165,653	$182,480
Services	91,480	83,769
Total net revenues	257,133	266,249
Cost of goods sold:
Products	114,180	125,371
Services	51,682	44,965
Total cost of goods sold	165,862	170,336
Gross profit	91,271	95,913
Operating expenses:
Selling, general and administrative	55,647	61,707
Research and development	15,100	13,753
Restructuring and other charges	1,130	4,196
Total operating expenses	71,877	79,656
Income from operations	19,394	16,257
Interest and other expense, net	(4,249)	(5,332)
Income before income taxes	15,145	10,925
Provision for income taxes	(4,988)	(1,523)
Net income	$10,157	$9,402
Earnings per share:
Basic	$0.54	$0.52
Diluted	$0.52	$0.50
Shares used in per share calculation:
Basic	18,778	18,090
Diluted	19,591	18,736

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	For the Three Months Ended September 30,
	2017	2018
Net income	$10,157	$9,402
Other comprehensive income:
Foreign currency translation adjustment	1,580	1,173
Other	28	6
Other comprehensive income	$1,608	$1,179
Comprehensive income	$11,765	$10,581

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	For the Three Months Ended September 30,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,157	$9,402
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects from acquisitions:
Depreciation and amortization	20,375	14,147
Stock based compensation expense	5,487	5,463
Deferred income taxes	5,346	(3,386)
Amortization of debt discount and issuance costs	2,098	2,220
Other	490	49
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	16,232	(8,701)
Inventories	(10,098)	(28,690)
Prepaid expenses and other assets	(8,220)	(9,913)
Accounts payable	6,586	9,177
Advances from customers	(3,484)	18,409
Other	(9,862)	(10,998)
Net cash provided by (used in) operating activities	35,107	(2,821)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(23,719)	(7,875)
Acquisition of businesses, net of cash acquired	(83,632)	(18,259)
Acquisition of intangible and other assets	(1,179)	(4,393)
Net cash used in investing activities	(108,530)	(30,527)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on bank lines of credit	111,000	53,000
Proceeds from long-term debt	118	468
Payments on long-term debt	(670)	(649)
Proceeds from exercise of stock options and employee stock purchase plan	3,718	2,289
Repurchase of common shares	—	(7,844)
Taxes paid related to net share settlement of equity awards	(18,802)	(12,625)
Net cash provided by financing activities	95,364	34,639
Effect of exchange rate changes on cash	437	306
Net increase in cash and cash equivalents	22,378	1,597
Cash and cash equivalents—beginning of period	169,650	84,814
Cash and cash equivalents—end of period	$192,028	$86,411
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$2,852	$3,702
Income taxes	$4,172	$13,998

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

We have three reporting segments: (i) Security, providing security inspection systems, turnkey security screening solutions and related services; (ii) Healthcare, providing patient monitoring, and diagnostic cardiology and related services and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare divisions as well as to external original equipment manufacturer (“OEM”) customers and end users for applications in the defense, aerospace, medical and industrial markets, among others.

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

Through our Healthcare segment, we design, manufacture, market and service patient monitoring and diagnostic cardiology systems and related supplies and accessories worldwide. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians’ offices, medical clinics and ambulatory surgery centers, among others.

Through our Optoelectronics and Manufacturing segment, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services worldwide for use in a broad range of applications, including aerospace and defense electronics, X-ray security and inspection systems and medical imaging, chemistry analysis and diagnostics instruments, telecommunications, scanners and industrial automations, automotive diagnostic systems, internet of things (IoT) and consumer wearable products. This division provides products and services to OEM customers and end users as well as to our Security and Healthcare divisions.

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the operating results to be expected for the full 2019 fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for our company relate to contract revenue, profit and loss recognition, fair values of assets acquired and assumed in business combinations, values for inventories reported at lower of cost or net realizable value, stock-based compensation expense, income taxes, accrued warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially.

Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. During the three months ended September 30, 2018, the number of stock options and stock awards excluded from the calculation because they were antidilutive was de minimis.  During the three months ended September 30, 2017, stock options and stock awards to purchase 0.1 million shares of common stock were excluded from the calculation because to include such options and awards would have been antidilutive. The underlying equity component of the 1.25% convertible senior notes due 2022 (the “Notes”) discussed in Note 6 to the condensed consolidated financial statements will have no impact on diluted earnings per share until the average price of our common stock exceeds the conversion price because the principal amount of the Notes is intended to be settled in cash upon conversion.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2017	2018
Net income available to common stockholders	$10,157	$9,402

Weighted average shares outstanding—basic	18,778	18,090
Dilutive effect of equity awards	813	646
Weighted average shares outstanding—diluted	19,591	18,736

Basic earnings per share	$0.54	$0.52
Diluted earnings per share	$0.52	$0.50

Cash Equivalents

We consider all highly liquid investments with maturities of approximately three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $86.4 million at September 30, 2018. The majority of this amount was held by our subsidiaries primarily in the United Kingdom, Malaysia, India and Singapore, and to a lesser extent in Mexico, Canada, and Germany among others.  We have cash holdings that exceed insured limits for financial institutions; however, we mitigate this risk by utilizing high credit quality financial institutions throughout the world.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. “Level 1” category includes assets and liabilities at quoted prices in active markets for identical assets and liabilities. “Level 2” category includes assets and liabilities from observable inputs other than quoted market prices. “Level 3” category includes assets and liabilities for which valuation techniques are unobservable and significant to the fair value measurement. As of June 30, 2018 and September 30, 2018, there were no assets where “Level 3” valuation techniques were used. Our contingent payment obligations related to acquisitions, which are further discussed in Note 9 to the condensed consolidated financial statements, are valued using “Level 3” valuation techniques on a recurring basis.

The fair values of the our financial assets and liabilities as of June 30, 2018 and September 30, 2018 are categorized as follows (in thousands):

	June 30, 2018				September 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Insurance company contracts	$—	$31,897	$—	$31,897	$—	$33,497	$—	$33,497
Interest rate contract	—	18	—	18	—	13	—	13
Total assets	$—	$31,915	$—	$31,915	$—	$33,510	$—	$33,510
Liabilities—Contingent consideration	$—	$—	$15,713	$15,713	$—	$—	$21,102	$21,102

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

Revenue Recognition

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 and related amendments (“ASC 606”), which superseded all prior revenue recognition methods and industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (i.e., either over time or at a point in time). ASC 606 further requires that companies disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 1, 2018, we adopted ASC 606 using the modified retrospective method, whereby the adoption does not impact any prior periods. We identified contracts not yet completed as of July 1, 2018 and applied the new guidance on a prospective basis.

Product Sales. We recognize revenue from sales of products upon shipment or delivery when control of the product transfers to the customer, depending on the terms of each sale, and when collection is probable. In the circumstance where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until we have achieved the acceptance criteria unless the customer acceptance criteria are perfunctory or inconsequential. We generally offer customers payment terms of less than one year. In cases when payment terms extend beyond one year, we consider whether the contract has a significant financing component.

Service Revenue. Revenue from services includes after-market services, installation and implementation of products and turnkey security screening services. Generally, revenue from services is recognized over time as the services are performed. Revenues from out of warranty service maintenance contracts are recognized ratably over the respective terms of such contracts. Deferred revenue for such services arises from payments received from customers for services not yet performed.

Contract Revenue. Sales agreements with customers can be project specific, cover a period of time, and can be renewable periodically. The contracts may contain terms and conditions with respect to payment, delivery, installation, services, warranty and other rights. In certain instances, we consider an accepted customer order, governed by a master sales agreement, to be the contract with the customer when legal rights and obligations exist. Contracts with customers may include the sale of products and services, as discussed in the paragraphs above. In certain instances, contracts can contain multiple performance obligations as discussed in the paragraph below. According to the terms of a sale contract, we may receive consideration from a customer prior to transferring goods to the customer, and we record these prepayments as a contract liability. We also record deferred revenue, typically related to service contacts, when consideration is received before the services have been performed. We recognize customer deposits and deferred revenue as net sales after all revenue recognition criteria is met.

When determining revenue recognition for contracts, we will use judgment based on our understanding of the obligations within each contract. We will determine whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognition. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product under warranty.

Multiple Performance Obligations.  Certain agreements with customers include the sale of capital equipment involving multiple elements that may include civil works to prepare a site for the installation of equipment, manufacture and delivery of equipment, installation and integration of equipment, training of customer personnel to operate the equipment and after-market service of the equipment. We generally separate multiple elements in a contract into separate performance obligations if those elements are distinct, both individually and in the context of the contract. If multiple promises comprise a series of distinct services which are substantially the same and have the same pattern of transfer, they are combined and accounted for as a single performance obligation.

In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met.

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service.  When there is only one performance obligation associated with a contract, the entire sale value is attributed to that obligation.  When a contract contains multiple performance obligations the transaction value is first allocated using the observable price, which is generally a list price net of applicable discount and/or the price used to sell in similar circumstances. In circumstances when a selling price is not directly observable, we will estimate the standalone selling price using information available to us including our market assessment and expected cost plus margin.

The timetable for fulfilment of each of the distinct performance obligations can range from completion in a short amount of time and entirely within a single reporting period to completion over several reporting periods. The general timing of revenue recognition for each performance obligation may be dependent upon several milestones, including physical delivery of equipment, completion of factory acceptance test, completion of site acceptance test, installation and connectivity of equipment, certification of training of personnel and, in the case of after-market service deliverables, the passage of time (typically evenly over the post-warranty period of the service deliverable).

We often provide a guarantee to support our performance under multiple-deliverable arrangements. In the event that customers are permitted to terminate such arrangements, the underlying contract typically requires payment for deliverables and reimbursement of costs incurred through the date of termination.

Effect of Adopting ASC 606. Adopting ASC 606 did not require any cumulative effect adjustment to retained earnings as of July 1, 2018 because the impact was immaterial. The impact to our condensed consolidated statements of operations and balance sheet are shown below for the three month period ended September 30, 2018.

Statement of Operations (in thousands)

	Three Months Ended September 30, 2018
	Results as Reported	Results without Adoption of ASC 606	Effect of Change
Revenue	$266,249	$262,893	$3,356
Cost of goods sold	170,336	169,157	1,179
Operating expenses	79,656	77,654	2,002
Operating income	16,257	16,082	175
Interest and other expense, net	(5,332)	(5,332)	—
Income tax provision	(1,523)	(1,474)	49
Net income	$9,402	$9,276	$126

Balance Sheet (in thousands)

	September 30, 2018
	Balances as Reported	Balances without Adoption of ASC 606	Effect of Change
Assets
Accounts receivable, net	$222,170	$220,886	$1,284
Inventories	343,974	345,170	(1,196)
Other assets	761,784	761,784	—
Liabilities
Current liabilities	510,997	511,034	(37)
Other liabilities	329,629	329,629	—
Stockholders’ Equity
Retained earnings	344,147	344,021	126

We disaggregate revenue by reporting segment (Security, Optoelectronics and Manufacturing, and Healthcare) to depict the nature of revenue in a manner consistent with our business operations and to be consistent with other communications and public filings.  Refer to Note 11 to our condensed consolidated financial statements for additional details of revenues by reporting segment.

Contract Assets and Liabilities. We enter into contracts to sell products and provide services, and we recognize contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to ASC 606 and, at times, recognize revenue in advance of the time when contracts give us the right to invoice a customer. We may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. We record customer deposits as a contract liability. Additionally, we may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, we record a deferred revenue liability.  We recognize these contract liabilities as sales after all revenue recognition criteria are met. The table below shows the balance of contract assets and liabilities as of June 30, 2018 and September 30, 2018, including the change between the periods.

Contract Assets (in thousands)

	June 30, 2018	September 30, 2018	Change	% Change
Unbilled revenue	$13,087	$16,158	$3,071	23%

Contract Liabilities (in thousands)

	June 30, 2018	September 30, 2018	Change	% Change
Advances from customers	$55,761	$74,148	$18,387	33%
Deferred revenue—current	28,899	30,352	1,453	5%
Deferred revenue—long-term	9,562	8,011	(1,551)	(16)%

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period.

As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $191.2 million. We expect to recognize revenue on approximately 47% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

Practical Expedients. In cases where we are responsible for shipping after the customer has obtained control of the goods, we have elected to treat these activities as fulfillment activities rather than as a separate performance obligation. Additionally, we have elected to capitalize the cost to obtain a contract only if the period of amortization would be longer than one year. We only consider whether a customer agreement as having a financing component if the period of time between transfer of goods and services and customer payment is greater than one year. We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09 and related amendments Revenue from Contracts with Customers (Topic 606), which superseded all prior revenue recognition methods and industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. On July 1, 2018, we adopted ASC 606 using the modified retrospective method, whereby the adoption does not impact any prior periods.

Cash Flow Statement

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. We adopted this ASU effective July 1, 2018 using the retrospective approach and it had no effect on our financial position, results of operations or liquidity.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory. The new guidance eliminates the exception for intra-entity transfers other than inventory and requires the recognition of current and deferred income taxes resulting from such a transfer when the transfer occurs. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. We adopted this ASU effective July 1, 2018 using the modified retrospective transition method resulting in a reclassification in the balance sheet of $3 million to decrease prepaid expenses and other assets and increase deferred tax assets.

Recently Issued Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases with terms of more than 12 months. The ASU also will require qualitative and quantitative disclosures designed to give financial statement readers information on the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for us in the first quarter of fiscal 2020 with early adoption permitted. We have not yet adopted this ASU and are currently evaluating the impact it may have on our financial condition and results of operations.

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The new standard is effective for us beginning on July 1, 2020, with early adoption permitted. We have not yet adopted this ASU and are currently evaluating the impact it may have on our financial condition and results of operations.

Retirement Benefit Plans

In August 2018, the FASB issued authoritative guidance under ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other postretirement plans. We are required to adopt this new guidance in the first quarter of fiscal 2021. We are currently evaluating the potential impact of the adoption of this standard.

Intangibles

In August 2018, the FASB issued authoritative guidance under ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. We are required to adopt this new guidance in the first quarter of fiscal 2021. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial statements.

2.  Business Combinations

Under ASU 805, Business Combinations the acquisition method of accounting requires us to record assets acquired less liabilities assumed in an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase price over the estimated fair value of the assets acquired less liabilities assumed should be recorded as goodwill.   Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding adjustments to goodwill, as additional information becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are reflected in reported earnings.

Fiscal Year 2019 Business Acquisitions

On July 31, 2018, we (through our Optoelectronics and Manufacturing division) acquired an optoelectronics solutions business for $17.5 million, plus up to $1 million in potential earnout consideration. The acquisition was financed with cash on hand and borrowings under our existing revolving bank line of credit. The goodwill recognized for this business is expected to be deductible for income tax purposes. The purchase price is subject to adjustment for final working capital. The final purchase price allocation which is expected to be completed by the fourth quarter of fiscal 2019 will be based on final appraisals and other analysis of fair values of acquired assets and liabilities.

In August 2018, we (through our Security division) completed an acquisition of a privately held services company for approximately $0.8 million, plus up to approximately $5 million in contingent consideration which may be earned over a five year period. The acquisition was financed with cash on hand. The goodwill recognized for this business is not expected to be deductible for income tax purposes.

These business acquisitions were not material to our consolidated financial statements either individually or in the aggregate. Accordingly, pro-forma historical results of operations related to these businesses have not been presented.

Fiscal Year 2018 Business Acquisitions

Acquisition of Explosive Trace Detection Business

On July 7, 2017, we acquired the global explosive trace detection business (“ETD”) from Smiths Group plc. This acquisition was a carve out from a larger entity. We financed the total purchase price of $80.5 million with a combination of cash on hand and borrowings under our existing revolving bank line of credit. Pro-forma results have not been presented because, based on the date of the acquisition, there was not a material difference between pro-forma and actual results in the condensed consolidated financial statements of operations for the three months ended September 30, 2017 and 2018.

The valuation of certain assets and liabilities of ETD were performed by a third party valuation specialist. The final allocation was as follows:

Cash and cash equivalents	$4
Accounts receivable	15,517
Inventories	11,678
Property and equipment	1,599
Intangible assets	30,370
Deferred tax asset	2,738
Other long-term assets	297
Accounts payable	(4,784)
Accrued payroll and related expenses	(2,116)
Deferred revenues—current	(924)
Accrued warranties	(2,068)
Advances from customers	(670)
Other accrued expenses and current liabilities	(1,074)
Deferred revenues—long term	(232)
Net assets acquired	50,335
Goodwill	30,132
Total consideration	$80,467

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

	Weighted
	Average	Fair
	Lives	Value
Amortizable assets:
Developed technology	10 years	$14,210
Customer relationships/backlog	7 years	16,070
In-process research and development (“IPR&D”)		90
Total intangible assets		$30,370

Other Fiscal Year 2018 Business Acquisitions

In July 2017, we (through our Security division) completed an acquisition of a privately held technology company. The acquisition was financed with cash on hand and was in an amount including potential earnout consideration determined to be insignificant by management.

In January 2018, we (through our Optoelectronics and Manufacturing division) acquired an electronics component designer and manufacturer for approximately $22 million, plus up to $6 million in contingent consideration which may be earned over a three year period.  The goodwill recognized for this business is not expected to be deductible for income tax purposes. The acquisition was financed with cash on hand and borrowings under our existing revolving bank line of credit.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,	September 30,
	2018	2018
Accounts receivable	$221,240	$233,778
Less allowance for doubtful accounts	(10,496)	(11,608)
Total	$210,744	$222,170

	June 30,	September 30,
	2018	2018
Raw materials	$156,612	$168,807
Work-in-process	89,468	89,095
Finished goods	67,472	86,072
Total	$313,552	$343,974

	June 30,	September 30,
	2018	2018
Land	$16,569	$16,569
Buildings, civil works and improvements	56,585	56,533
Leasehold improvements	9,681	9,772
Equipment and tooling	117,294	123,317
Furniture and fixtures	3,331	3,341
Computer equipment	18,759	19,229
Computer software	19,509	19,665
Computer software implementation in process	4,318	5,256
Construction in process	790	1,203
Total	246,836	254,885
Less accumulated depreciation and amortization	(131,312)	(135,121)
Property and equipment, net	$115,524	$119,764

Depreciation expense was $16.2 million and $5.1 million for the three months ended September 30, 2017 and 2018, respectively. The decrease in depreciation is primarily related to a transfer of assets.

In January 2018, we entered into a two-year agreement with the Mexican government to continue providing security screening services. Upon inception of the contract, we transferred certain fixed assets with a net book value of $29.5 million to the customer, and this remaining cost to obtain the contract is amortized on a straightline basis over the term of the contract as corresponding revenues are recognized. During the three months ended September 30, 2018, we recognized $3.7 million of amortization expense related to such assets. As of September 30, 2018, $14.7 million and $4.2 million are recorded within Prepaid expenses and other current assets and Other assets, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the three month period ended September 30, 2018 are as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2018	$191,810	$40,157	$60,246	$292,213
Goodwill acquired or adjusted during the period	4,811	—	7,415	12,226
Foreign currency translation adjustment	(11)	7	282	278
Balance as of September 30, 2018	$196,610	$40,164	$67,943	$304,717

Intangible assets consisted of the following (in thousands):

		June 30, 2018			September 30, 2018
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	9 years	$28,174	$(9,423)	$18,751	$28,621	$(10,159)	$18,462
Patents	19 years	8,401	(1,618)	6,783	7,866	(1,580)	6,286
Developed technology	10 years	52,780	(9,706)	43,074	54,650	(11,091)	43,559
Customer relationships/backlog	7 years	63,398	(17,891)	45,507	68,840	(20,723)	48,117
IPR&D	5 years	2,290	—	2,290	2,290	—	2,290
Total amortizable assets		155,043	(38,638)	116,405	162,267	(43,553)	118,714
Non-amortizable assets:
Trademarks and trade names		25,596	—	25,596	26,516	—	26,516
Total intangible assets		$180,639	$(38,638)	$142,001	$188,783	$(43,553)	$145,230

Amortization expense related to intangible assets was $4.2 million and $5.3 million for the three months ended September 30, 2017 and 2018, respectively. At September 30, 2018, the estimated future amortization expense was as follows (in thousands):

2019 (remaining 9 months)	$15,454
2020	19,628
2021	19,111
2022	14,702
2023	13,559
Thereafter, including assets that have not yet begun to be amortized	36,260
Total	$118,714

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended September 30, 2017 and 2018, we capitalized software development costs in the amount of $0.1 million and $0.4 million, respectively.

5. Restructuring and Other Charges

Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers and also to integrate acquisitions and thereby improve operational efficiency.

In the quarter ended September 30, 2018, we incurred $3.6 million in legal fees in our Corporate division related to class action litigation and government investigations. Additionally, we incurred costs related to acquisitions completed in the quarter and as a result of employee terminations.

The following table summarizes restructuring and other charges for the periods set forth below (in thousands):

	Three Months Ended September 30, 2017
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$—	$—	$—	$820	$820
Employee termination costs	240	—	—	—	240
Facility closures/consolidation	70	—	—	—	70
Total expensed	$310	$—	$—	$820	$1,130

	Three Months Ended September 30, 2018
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$—	$—	$267	$—	$267
Employee termination costs	35	191	107	—	333
Facility closures/consolidation	10	—	—	—	10
Legal costs	—	—	—	3,586	3,586
Total expensed	$45	$191	$374	$3,586	$4,196

The changes in the accrual for restructuring and other charges for the three-month period ended September 30, 2018 were as follows (in thousands):

	Acquisition- related Costs	Employee Termination Costs	Facility Closure/ Consolidation Cost	Legal Costs and Settlements	Total
Balance as of June 30, 2018	$—	$837	$399	$14,065	$15,301
Restructuring and other charges	267	333	10	3,586	4,196
Payments and other adjustments	(267)	(837)	(37)	(4,931)	(6,072)
Balance as of September 30, 2018	$—	$333	$372	$12,720	$13,425

6. Borrowings

Revolving Credit Facility

In December 2016, we entered into an amendment to our revolving credit facility, which, among other things, increased the aggregate committed amount available to us from $450 million to $525 million and extended the maturity date to December 2021. The credit facility includes a $300 million sub limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.50% as of September 30, 2018, but this margin can range from 1.25% to 2.0% based on our consolidated net leverage ratio as defined in the credit facility. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.20% as of September 30, 2018, but this fee can range from 0.20% to 0.30% based on our consolidated net leverage ratio as defined in the credit facility. Our borrowings under the credit agreement are guaranteed by certain of our U.S. based subsidiaries and are secured by substantially all of our assets and the assets of certain of our subsidiaries. The agreement contains various representations and warranties, affirmative, negative and financial covenants and conditions of default. As of September 30, 2018, there was $166.0 million of borrowings outstanding under the revolving credit facility and $59.1 million outstanding under the letters of credit sub-facility. The amount available to borrow under the credit facility as of September 30, 2018 was $299.9 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re- borrowed during the term. Although the principal amount of each revolving loan is due and payable in full on the maturity date, we have the right to repay each revolving loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under this revolving facility. Therefore, borrowings under the credit facility are included in current liabilities. As of September 30, 2018, we are in compliance with all covenants under this credit facility.

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

Pursuant to ASC 470-20, we allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long term debt in the consolidated balance sheet and is amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for the three months ended September 30, 2018 was $3.1 million, which consists of $0.9 million of contractual interest expense, $1.9 million of debt discount amortization and $0.3 million of amortization of debt issuance costs. By comparison, the total interest expense recognized for three months ended

September 30, 2017 was $3.0 million, which consisted of $0.9 million of contractual interest expense, $1.8 million of amortization of the debt discount and $0.3 million of amortization of debt issuance costs. As of September 30, 2018, the unamortized debt discount was $33.2 million and is being amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.50%. The unamortized debt issuance cost of $4.6 million as of September 30, 2018 is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes. Based on our September 30, 2018 stock price of $76.31 per share, the “if-converted” value of the Notes did not exceed the principal amount.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines of credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters of credit. As of September 30, 2018, $60.4 million was outstanding under these credit facilities. As of September 30, 2018, the total amount available under these credit facilities was $7.9 million.

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

Long-term debt consisted of the following (in thousands):

	June 30, 2018	September 30, 2018
1.25% convertible notes due 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(35,133)	(33,206)
Unamortized debt issuance costs	(4,897)	(4,604)
1.25% convertible notes due 2022, net of unamortized discount and debt issuance costs	247,470	249,690
Term loans	2,114	1,718
Other long-term debt	1,658	1,876
	251,242	253,284
Less current portion of long-term debt	(2,262)	(2,326)
Long-term portion of debt	$248,980	$250,958

7. Stockholders’ Equity

Stock-based Compensation

On December 11, 2017, our stockholders approved our Amended and Restated 2012 Incentive Award Plan (the “2012 Plan”). As of September 30, 2018, we maintained the 2012 Plan and the Amended and Restated 2006 Equity Participation Plan (“2006 Plan”) as share-based employee compensation plans. No further grants may be made under the 2006 Plan. In addition, pursuant to the acquisition of American Science and Engineering, Inc. (“AS&E”), we assumed two share based employee compensation plans: the AS&E 2005 Equity and Incentive Plan (“2005 AS&E Plan”) and the AS&E 2014 Equity and Incentive Plan (“2014 AS&E Plan”). No new RSU grants will be made under the 2005 AS&E Plan or the 2014 AS&E Plan. The 2012 Plan, the 2006 Plan, the 2005 AS&E Plan and the 2014 AS&E Plan are collectively referred to as the “OSI Plans”.

We recorded stock-based compensation expense in the consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,
	2017	2018
Cost of goods sold	$241	$207
Selling, general and administrative	5,111	5,111
Research and development	135	145
Stock-based compensation expense, before taxes	5,487	5,463
Less: related income tax benefit	(1,693)	(1,341)
Stock-based compensation expense, net of estimated taxes	$3,794	$4,122

As of September 30, 2018, total unrecognized compensation cost related to share-based compensation grants under the OSI Plans were estimated at $0.5 million for stock options and $29.0 million for RSUs. We expect to recognize these costs over a weighted average period of 1.8 years with respect to the stock options and 1.7 years for grants of RSUs.

The following summarizes stock option activity during the three months ended September 30, 2018:

		Weighted Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2018	677,525	$32.80
Granted	—	$—
Exercised	(9,034)	$41.32
Expired or forfeited	(4,741)	$68.64
Outstanding at September 30, 2018	663,750	$32.43	2.6 years	$29,344
Exercisable at September 30, 2018	632,251	$29.95	2.3 years	$29,317

The following summarizes RSU award activity during the three months ended September 30, 2018:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2018	526,377	$71.56
Granted	323,141	$73.80
Vested	(340,082)	$70.68
Forfeited	(8,957)	$72.95
Nonvested at September 30, 2018	500,479	$73.58

As of September 30, 2018, there were approximately 1.7 million shares available for grant under the 2012 Plan.  Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 117,346 and 96,151 performance-based RSUs during the three months ended September 30, 2017 and 2018, respectively. These performance based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 280% of the original number of shares or units awarded.

Share Repurchase Program

In March 2018, the Board of Directors authorized a share repurchase program of up to 1,000,000 shares. This program does not expire unless our Board of Directors acts to terminate the program. The timing and actual number of shares purchased depend on a variety of factors, including stock price, general business and market conditions and other investment opportunities and may be purchased through the open market.  Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

During the three months ended September 30, 2018, we repurchased 104,146 shares of our common stock.

8. Retirement Benefit Plans

We sponsor various retirement benefit plans including qualified and nonqualified defined benefit pension plans for our employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended September 30,
	2017	2018
Service cost	$216	$98
Interest cost	8	8
Amortization of prior service cost	70	14
Net periodic pension expense	$294	$120

For the three months ended September 30, 2017, we made contributions of $0.7 million to these defined benefit plans. For the three months ended September 30, 2018, we made no contributions to these defined benefit plans.

We also maintain various defined contribution plans. For the three months ended September 30, 2017 and 2018, we made contributions of $1.6 and $1.8 million, respectively, to these defined contribution plans.

9. Commitments and Contingencies

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations.  For agreements that contain contingent consideration caps, the maximum amount of such potential future payments is $36.0 million as of September 30, 2018. In addition, we are required to make royalty payments through 2022 based on the license of, or sales of products containing, the technology of CXR Limited, a company acquired in 2004.

We account for such contingent payments for acquisitions through the end of fiscal year 2009 as additions to the purchase price of the acquired business; and for acquisitions after fiscal 2009, pursuant to Financial Accounting Standard 141R, which was codified into ASC 805, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition with subsequent revisions recorded in Selling, general and administrative expense in the consolidated financial statements. The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, which may include projected revenues, gross margins, operating income, estimated probability of achieving the earn-outs and the estimated probability of earn-out payments being made.

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2018 to September 30, 2018 of the contingent consideration liability, which is included in Other accrued expenses and current liabilities, and Other long-term liabilities in our consolidated balance sheets:

Beginning fair value, June 30, 2018	$15,713
Addition of contingent earnout obligations	5,173
Changes in fair value for contingent earnout obligations	216
Payments on contingent earnout obligations	—
Ending fair value, September 30, 2018	$21,102

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

We continue to investigate contamination of the soil and groundwater beneath the Hawthorne, California facility that resulted from unspecified on and off site releases occurring prior to our occupancy. We believe the releases are of a historical nature and not uncommon to the region in general. We continue to take voluntary actions, in cooperation with the local governing agency, to fully investigate the site in order to develop appropriate remedial actions.

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations and warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential indemnification amount under these indemnification agreements due to a limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of September 30, 2018.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended September 30,
	2017	2018
Balance at beginning of period	$15,178	$21,819
Additions and adjustments	4,259	1,480
Reductions for warranty repair costs	(2,138)	(1,800)
Balance at end of period	$17,299	$21,499

Legal Proceedings

In December 2017, a short seller released a report regarding our compliance with the FCPA. Following that report, we and certain of our executive officers have been named as defendants in several lawsuits in the United States District Court for the Central District of California (the “District Court”) that were filed in December 2017 and February 2018. Each of the complaints closely tracks the allegations set forth in the short seller’s report. All of the actions, which were consolidated by the District Court in March 2018 in an action captioned Arkansas Teacher Retirement System et al. v. OSI Systems, Inc. et al., No. 17 cv 08841, allege violations of Sections 10(b) and 20(a) of Exchange Act, relating to certain of our public statements and filings with the SEC, and seek damages and other relief based upon the allegations in the complaints. In April and May 2018, two shareholder derivative complaints were filed purportedly on behalf of the Company against the current members of our Board of Directors (as individual defendants), a former member of our Board of Directors, and our Chief Financial Officer. The first, captioned Riley v. Chopra et al., No. 18 cv 03371, was filed in the District Court, and the second, captioned Genesee County Employees’ Retirement System v. Chopra, et al., No. BC705958, was filed in the Superior Court of the State of California, County of Los Angeles. The complaints allege, among other things, breach of fiduciary duties relating to the allegations contained in the above mentioned short seller report. The complaints seek damages, restitution, injunctive relief, attorneys’ and experts’ fees, costs, expenses, and other unspecified relief. We believe that these actions are without merit and intend to defend them vigorously, and we expect to incur costs associated with defending against these actions. At this early stage of the litigations, the ultimate outcomes are uncertain and we cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on our financial statements.

Following the short seller report, both the SEC and the DOJ commenced investigations into our compliance with the FCPA. The SEC has subpoenaed documents from the Company, and we are responding to that subpoena and providing the same documents to the DOJ. At this time, we are unable to predict what, if any, action may be taken by the DOJ or SEC as a result of these FCPA related investigations, or any penalties or remedial measures these agencies may seek. Separately, the SEC and DOJ are also conducting an investigation of trading in our securities and have each subpoenaed information regarding trading by executives, directors, and employees, as well as our operations and disclosures in and around the time of certain trades. With respect to these trading related matters, we have taken action with respect to a senior level employee. At this time, we are unable to predict what, if any, action may be taken by the DOJ or SEC as a result of these trading related investigations, or any penalties or remedial measures these agencies may seek. We place a high priority on compliance with our anti corruption and securities trading policies and are cooperating with each of the government investigations.

We are involved in various other claims and legal proceedings arising in the ordinary course of business. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. We have not accrued for loss contingencies relating to any such matters because we believe that, although unfavorable outcomes in the proceedings are possible, they are not considered by management to be probable and reasonably estimable. If one or more of these matters are resolved in a manner adverse to our company, the impact on our business, financial condition, results of operations and cash flows could be material.

10. Income Taxes

The Tax Act enacted in 2017, resulted in the U.S. Federal income tax rate being reduced from  35% to 21% effective January 1, 2018. During the measurement period, which is one year from the date of enactment, or the completion of all estimates made in connection with the Tax Act, companies are permitted to make additional income tax adjustments and revisions of estimates related to the Tax Act. During the quarter ended September 30, 2018, there were no material adjustments made to previously made estimates related to the Tax Act. We are currently in the process of completing our estimates for the transition tax related to our 2018 earnings, which will be finalized during the three months ended December 31, 2018.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, in fiscal 2018, we recognized a provisional tax charge for the enactment of the Tax Act. In addition, the Tax Act subjects a U.S. corporation to tax on its GILTI (Global Intangible Low Income Tax), FDII (Foreign-Derived Tangible Income Taxes), and BEAT (Base Erosion Anti-abuse Tax). In the first quarter of fiscal 2019, we included an estimate of the impact of these taxes in our forecast effective tax rate.   Interpretive guidance on the accounting for GILTI states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Due to  the complexity of the GILTI provisions, we are continuing to evaluate the effects of the GILTI provisions and have not yet determined our accounting policy. As of September 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included an estimate of GILTI and the FDII related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of GAAP.

As we collect and prepare necessary data and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act is expected to be completed in the quarter ended December 31, 2018.

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

During the three months ended September 30, 2018, we recognized a tax benefit for equity-based compensation of $1.5 million under ASU 2016-09 resulting in an effective tax rate of 13.9%. During the three months ended September 30, 2017, we recognized a $5.3 million valuation allowance related to deferred tax assets which was partially offset by a tax benefit for equity-based compensation of $4.6 million under ASU 2016-09 resulting in an effective tax rate of 32.9%. Excluding the impact of the discrete tax items noted above, our effective tax rate for the three months ended September 30, 2018 was 28.1% as compared to 28.3% in the prior-year period.

11. Segment Information

We have determined that we operate in three identifiable industry segments: (a) security and inspection systems (Security division), (b) medical monitoring and diagnostic cardiology systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). We also have a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses; expenses related to stock issuances and legal, audit and other professional service fees not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division primarily supplies components and subsystems to OEM customers, including to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies of the Form 10-K for the fiscal year ended June 30, 2018.

The following tables set forth the results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended September 30,
	2017	2018
Revenues (1)—by Segment:
Security division	$162,245	$169,960
Healthcare division	45,529	38,273
Optoelectronics and Manufacturing division, including intersegment revenues	58,926	70,954
Intersegment revenues elimination	(9,567)	(12,938)
Total	$257,133	$266,249

	Three Months Ended September 30,
	2017	2018
Income (Loss) from Operations—by Segment:
Security division	$22,693	$23,050
Healthcare division	847	(1,875)
Optoelectronics and Manufacturing division	5,175	6,825
Corporate	(8,753)	(11,351)
Intersegment eliminations (2)	(568)	(392)
Total	$19,394	$16,257

	June 30,	September 30,
	2018	2018
Assets—by Segment:
Security division	$804,527	$824,528
Healthcare division	167,611	167,913
Optoelectronics and Manufacturing division	220,373	245,287
Corporate	66,453	93,648
Intersegment eliminations (2)	(3,273)	(3,448)
Total	$1,255,691	$1,327,928

(1)         For the three months ended September 30, 2017, one customer, Servicio de Administración Tributaria (“SAT”) in Mexico, accounted for approximately 13% of total net revenues. For the three months ended September 30, 2018, no customer accounted for greater than 10% of total net revenues.

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

This management’s discussion and analysis of financial condition as of September 30, 2018 and results of operations for the three months ended September 30, 2018 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2018.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. The expectations, beliefs, and projections reflected in the forward-looking statements may prove to be inaccurate, and actual results may differ materially from those reflected in such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and other documents filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, we could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our ongoing investigations and compliance reviews, contract and regulatory compliance matters, and actions, if brought, resulting in judgments, settlements, fines, injunctions, debarment or penalties, and other risks and uncertainties, including, but not limited to, those detailed herein and from time to time in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operations. All forward-looking statements contained in this report are qualified in their entirety by this statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (a) Security, providing security and inspection systems and turnkey security screening solutions; (b) Healthcare, providing patient monitoring and diagnostic cardiology systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for our Security and Healthcare divisions, as well as to third parties for applications in the defense and aerospace markets, among others.

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 63% and 64% of our total consolidated revenues for the three months ended September 30, 2017 and 2018, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring and diagnostic cardiology systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 18% and 14% of our total consolidated revenues for the three months ended September 30, 2017 and 2018, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 19% and 22% of our total consolidated revenues for the three months ended September 30, 2017 and 2018, respectively.

Acquisition Activity.  During the three months ended September 30, 2018, we (through our Optoelectronics and Manufacturing division) acquired an optoelectronics solutions business for $17.5 million, plus up to $1 million in potential earnout consideration, and also completed an acquisition of a small services company in our Security division. The acquisitions were financed with cash on hand and borrowings under our existing revolving bank line of credit.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have and may continue to influence our results of operations.

Global Economic Considerations.    Global macroeconomic factors, coupled with the U.S. political climate, have created uncertainty and impacted demand for certain of our products and services primarily in our Security and Healthcare divisions. We do not know how long this uncertainty will continue. Therefore, we expect that there may continue to be a period of delayed or deferred purchasing by our customers. Purchase delays and deferments could have a material negative effect on our business, results of operations and financial condition. Additionally, our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses.

Global Trade.  The current domestic and international political environment, including existing and potential changes to U.S. and foreign policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. Further, the U.S. government has also recently announced that sanctions would be imposed against certain businesses and individuals in select countries. Additional changes may require us to modify our current business practices and could have a material adverse effect on our financial statements in any particular reporting period.

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

European Union Threat Detection Standards.    The European Union has implemented regulations for all airports within the EU to have hold baggage screening systems that are compliant with the European Civil Aviation Conference (ECAC) Standard 3 beginning in 2020. However, this deadline could potentially be delayed. Our Security division’s real time tomography (RTT) product has passed the ECAC explosive detection system Standard 3 threat detection requirement.

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

Results of Operations for the Three Months Ended September 30, 2017 (Q1 2018) Compared to Three Months Ended September 30, 2018 (Q1 2019) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	Q1	% of	Q1	% of
	2018	Net Revenues	2019	Net Revenues	$ Change	% Change
Security	$162.2	63%	$170.0	64%	$7.8	5%
Healthcare	45.5	18%	38.2	14%	(7.3)	(16)%
Optoelectronics / Manufacturing	58.9	23%	70.9	27%	12.0	20%
Less inter-division sales	(9.5)	(4)%	(12.9)	(5)%	(3.4)	36%
Total net revenues	$257.1	100%	$266.2	100%	$9.1	4%

Revenues for the Security division during the three months ended September 30, 2018 increased as a result of increased revenue from the sale of cargo and vehicle inspection systems as well as increased service maintenance revenues. These increases were partially offset by decreased revenue in our turnkey business as a result of the new contract with SAT in Mexico entered into in January 2018; and reduced sales of explosive trace detection products as compared to the prior year when demand had increased in response to a then recently-implemented U.S. Government initiative.

Revenues for the Healthcare division for the three months ended September 30, 2018 decreased due to a reduction in patient monitoring and cardiology sales in major markets. In addition, anesthesia sales decreased as a result of our de-emphasis of this product line.

Revenues for the Optoelectronics and Manufacturing division for the three months ended September 30, 2018 increased as a result of increased sales by our commercial optoelectronics business and increased sales to the Security division as a result of increased sales activity in this division. Sales in our contract manufacturing business were comparable to the prior year. In addition, we recognized sales of approximately $6.7 million from acquisitions completed in periods following the first quarter of fiscal 2018.

Gross Profit

	Q1	% of	Q1	% of
	2018	Net Revenues	2019	Net Revenues
Gross profit	$91.3	35.5%	$95.9	36.0%

Gross profit during the three months ended September 30, 2018 increased as a result of increased sales volume combined with a higher consolidated gross margin. The increase in the gross margin was driven in part by a favorable sales mix within the Optoelectronics and Manufacturing division as well as the Healthcare division.  This was partially offset by a slight reduction in  gross margin in the Security division.

Operating Expenses

	Q1	% of	Q1	% of
	2018	Net Revenues	2019	Net Revenues	$ Change	% Change
Selling, general and administrative	$55.7	21.7%	$61.7	23.2%	$6.0	10.7%
Research and development	15.1	5.9%	13.8	5.2%	(1.3)	(8.6)%
Restructuring and other charges	1.1	0.4%	4.2	1.5%	3.1	281.8%
Total operating expenses	$71.9	28.0%	$79.7	29.9%	$7.8	10.8%

Selling, general and administrative. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. SG&A expense increased primarily within both our Security and Optoelectronics and Manufacturing divisions as a result of the timing of acquisitions and to support the higher sales level in those divisions. This increase was partially offset by reduced costs in our Healthcare division as a result of lower sales level in that division.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. The decrease in R&D spending during the three months ended September 30, 2018 reflected reduced spending in our Security division due primarily to consolidation following an acquisition completed in the prior year. Further, R&D expense decreased in our Healthcare division due to the de-emphasis of the anesthesia product line and related development programs.

Restructuring and other charges. Restructuring and other charges generally consist of charges related to reductions in our workforce, facility consolidation, costs related to acquisition activity, legal charges and other non-recurring charges. Such charges in the 2019 first fiscal quarter included: $3.6 million of legal charges, $0.3 million of employee termination costs, and $0.3 million in cost associated with business acquisition.

Other Income and Expenses

Interest expense, net. For the three months ended September 30, 2018, interest and other expense, net was $5.3 million as compared to $4.3 million in the comparable prior-year period.  This increase was driven by higher levels of borrowing under our revolving credit facility primarily due to acquisitions and stock buybacks combined with a rising interest rate environment. Interest expense in the current-year period included $1.9 million of non-cash interest expense related to the Notes (see Note 6 to the condensed consolidated financial statements for further discussion) compared to $1.8 million during the comparable prior-year period.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries. For the three months ended September 30, 2018, our income tax provision was $1.5 million compared to $5.0 million for the comparable prior-year period. The effective tax rate for the three months ended September 30, 2017 and 2018 was 32.9% and 13.9%, respectively. Excluding the net impact of discrete tax items, our effective tax rate for the three months ended September 30, 2018 was 28.1%, compared to 28.3% in the prior-year period.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility.  Cash and cash equivalents totaled $86.4 million as of September 30, 2018, an increase of $1.6 million, or 2%, from $84.8 million as of June 30, 2018.  During the three months ended September 30, 2018, we utilized $2.8 million of cash flow from operations. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future.

We have a five-year revolving credit facility maturing in December 2021 that allows us to borrow up to $525 million. As of September 30, 2018, there was $166.0 million outstanding under the revolving credit facility and $59.1 million outstanding under the letters-of-credit sub-facility.

Cash Provided by (Used in) Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the three months ended September 30, 2018, we utilized cash from operations of $2.8 million compared to generating $35.1 million in the prior-year period. The decline was driven by changes in working capital to support revenue growth.

Cash Used in Investing Activities. Net cash used in investing activities was $30.5 million for the three months ended September 30, 2018 as compared to $108.5 million used for the three months ended September 30, 2017. During the three months ended September 30, 2018, we used cash of $17.5 million for the acquisition of an optoelectronics solutions business and $7.9 million in capital expenditures. During the three months ended September 30, 2017, we used cash of $80.5 million for the acquisition of ETD and $19.8 million to purchase the AS&E facility.

Cash Provided by Financing Activities. Net cash provided by financing activities was $34.6 million for the three months ended September 30, 2018, compared to $95.4 million for the three months ended September 30, 2017. During the three months ended September 30, 2018, our primary source of financing was $53.0 million borrowed under our revolving credit facility. These borrowings were primarily used for the following: (i) $20.5 million to repurchase shares, including taxes paid related to the net share settlement of equity awards; (ii) $18.3 million to acquire two companies and (iii) $7.9 million to acquire capital assets. During the three months ended September 30, 2017, our primary source of financing was $111 million borrowed under our revolving credit facility. This source of funds was partially offset by $18.8 million used for taxes paid for the repurchase of our common stock for net share settlement of equity awards.

Borrowings

See Note 6 to the condensed consolidated financial statements for discussion regarding our revolving credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $86.4 million at September 30, 2018. Of this amount, approximately 59% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in the United Kingdom, Malaysia, India and Singapore, and to a lesser extent in Mexico, Canada, and Germany among others. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if withholding taxes have not been previously provided on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares acquired during the quarter ended September 30, 2018:

	Total number of shares (or units) Purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
July 1 to July 31, 2018	—	$—	—	851,023
August 1 to August 31, 2018	—	$—	—	—
September 1 to September 30, 2018	104,146	$75.32	104,146	746,877
	104,146	$75.32	104,146

(1)         Excludes shares tendered to satisfy minimum statutory withholding obligations related to the vesting of RSUs.

(2)         In March 2018, the Board of Directors authorized a stock repurchase program of up to one million shares.  This program does not have an expiration date. Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of common stock issued and outstanding in the consolidated financial statements.

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

Contractual Obligations

During the three months ended September 30, 2018, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.  See Notes 6 and 9 to the condensed consolidated financial statements for additional information regarding our current contractual obligations.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of those pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three months ended September 30, 2018, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Foreign Currency

Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We conduct business in more than 20 countries. We closely monitor our operations in each country in which we do business and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. Weaknesses in the currencies of some of the countries in which we do business are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, except that revenues, costs and expenses are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss. Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a loss of $0.1 million and a loss of $0.3 million during the three months ended September 30, 2017 and September 30, 2018, respectively.  A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $1.2 million in the first quarter of fiscal

2019. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $1.2 million in the first quarter of fiscal 2019.

Use of Derivatives

Our current use of derivatives consists of an interest rate swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had an interest rate swap of $1.7 million outstanding as of September 30, 2018.

Importance of International Markets

International markets provide us with significant growth opportunities but our financial results in subsequent periods could be adversely affected by periodic economic downturns in different regions of the world, changes in trade policies or tariffs, civil or military conflict and other political instability. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing with local currencies in our foreign business transactions, we are at risk with respect to foreign currency fluctuations.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except for the implementation of certain internal controls related to the adoption of ASC 606, there were no changes in our internal control over financial reporting during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standard on our financial statements to facilitate its adoption effective July 1, 2018. In addition, we have made some changes to certain internal controls to reflect new processes that were implemented as a result of the adoption of ASC 606.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud within the Company have been detected.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The material legal proceedings in which we are involved are discussed in Note 9, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

ITEM 1A. RISK FACTORS

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC on August 28, 2018, which describe various risks and uncertainties which could materially affect our business, financial condition or future results of operations. There have been no material changes to the risk factors included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is hereby incorporated by reference.

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

10.1 †	Offer Letter dated July 3, 2017 between Malcolm Maginnis and OSI Systems, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Sections of the OSI Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Denotes a management contract or compensatory plan or arrangement.

(1)    Previously filed with our Current Report on Form 8-K filed on June 1, 2017.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 26th day of October 2018.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)