Form 10-Q
period 2018-12-31
OSI SYSTEMS INC
filed 2019-01-28
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of January 22, 2019, there were 18,071,408 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	December 31,
	2018	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,814	$95,967
Accounts receivable, net	210,744	226,086
Inventories	313,552	315,200
Prepaid expenses and other current assets	41,587	43,949
Total current assets	650,697	681,202
Property and equipment, net	115,524	121,270
Goodwill	292,213	305,164
Intangible assets, net	142,001	140,202
Other assets	55,256	49,839
Total assets	$1,255,691	$1,297,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$113,000	$149,000
Current portion of long-term debt	2,262	2,107
Accounts payable	106,892	98,339
Accrued payroll and related expenses	40,171	36,324
Advances from customers	55,761	69,410
Other accrued expenses and current liabilities	125,236	114,734
Total current liabilities	443,322	469,914
Long-term debt	248,980	253,184
Deferred income taxes	15,002	14,807
Other long-term liabilities	58,951	63,576
Total liabilities	766,255	801,481
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value —10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value —100,000,000 shares authorized; issued and outstanding, 18,032,374 shares at June 30, 2018 and 18,020,907 shares at December 31, 2018	169,475	151,926
Retained earnings	334,745	363,254
Accumulated other comprehensive loss	(14,784)	(18,984)
Total stockholders’ equity	489,436	496,196
Total liabilities and stockholders’ equity	$1,255,691	$1,297,677

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2018	2017	2018
Net revenues:
Products	$181,393	$225,402	$347,046	$407,882
Services	96,135	77,803	187,615	161,572
Total net revenues	277,528	303,205	534,661	569,454
Cost of goods sold:
Products	122,464	150,131	236,644	275,502
Services	53,434	42,730	105,116	87,695
Total cost of goods sold	175,898	192,861	341,760	363,197
Gross profit	101,630	110,344	192,901	206,257
Operating expenses:
Selling, general and administrative	60,098	67,097	115,745	128,804
Research and development	15,088	12,805	30,188	26,558
Impairment, restructuring and other charges	8,297	(1,265)	9,427	2,931
Total operating expenses	83,483	78,637	155,360	158,293
Income from operations	18,147	31,707	37,541	47,964
Interest expense and other expense, net	(5,282)	(5,620)	(9,531)	(10,952)
Income before income taxes	12,865	26,087	28,010	37,012
Provision for income taxes	(59,816)	(6,980)	(64,804)	(8,503)
Net income (loss)	$(46,951)	$19,107	$(36,794)	$28,509
Earnings (loss) per share:
Basic	$(2.47)	$1.06	$(1.95)	$1.58
Diluted	$(2.47)	$1.03	$(1.95)	$1.53
Shares used in per share calculation:
Basic	18,971	18,085	18,874	18,088
Diluted	18,971	18,624	18,874	18,679

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2018	2017	2018
Net income (loss)	$(46,951)	$19,107	$(36,794)	$28,509
Other comprehensive income (loss):
Foreign currency translation adjustment	326	(5,388)	1,906	(4,215)
Other	(93)	9	(65)	15
Other comprehensive income (loss)	233	(5,379)	1,841	(4,200)
Comprehensive income (loss)	$(46,718)	$13,728	$(34,953)	$24,309

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Common			Accumulated Other
	Number of Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	Total
Balance—June 30, 2017	18,689,568	$222,529	$363,872	$(17,188)	$569,213
Exercise of stock options	80,101	1,757	—	—	1,757
Vesting of RSUs	372,248	—	—	—	—
Shares issued under employee stock purchase program	37,488	1,961	—	—	1,961
Stock based compensation	—	5,487	—	—	5,487
Taxes paid related to net share settlement of equity awards	(220,571)	(18,803)	—	—	(18,803)
Net income	—	—	10,157	—	10,157
Other comprehensive income	—	—	—	1,608	1,608
Balance—September 30, 2017	18,958,834	$212,931	$374,029	$(15,580)	$571,380
Exercise of stock options	1,654	110	—	—	110
Vesting of RSUs	28,090	—	—	—	—
Stock based compensation	—	6,253	—	—	6,253
Taxes paid related to net share settlement of equity awards	(10,547)	(951)	—	—	(951)
Net loss	—	—	(46,951)	—	(46,951)
Other comprehensive income	—	—	—	233	233
Balance—December 31, 2017	18,978,031	$218,343	$327,078	$(15,347)	$530,074

Balance—June 30, 2018	18,032,374	$169,475	$334,745	$(14,784)	$489,436
Exercise of stock options	9,034	269	—	—	269
Vesting of RSUs	340,082	—	—	—	—
Shares issued under employee stock purchase program	39,293	2,020	—	—	2,020
Stock based compensation	—	5,463	—	—	5,463
Repurchase of common stock	(104,146)	(7,844)	—	—	(7,844)
Taxes paid related to net share settlement of equity awards	(163,514)	(12,623)	—	—	(12,623)
Net income	—	—	9,402	—	9,402
Other comprehensive income	—	—	—	1,179	1,179
Balance—September 30, 2018	18,153,123	$156,760	$344,147	$(13,605)	$487,302
Exercise of stock options	40,361	520	—	—	520
Vesting of RSUs	16,623	—	—	—	—
Stock based compensation	—	8,163	—	—	8,163
Repurchase of common stock	(184,170)	(13,185)	—	—	(13,185)
Taxes paid related to net share settlement of equity awards	(5,030)	(332)	—	—	(332)
Net income	—	—	19,107	—	19,107
Other comprehensive loss	—	—	—	(5,379)	(5,379)
Balance—December 31, 2018	18,020,907	$151,926	$363,254	$(18,984)	$496,196

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	For the Six Months Ended December 31,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(36,794)	$28,509
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,656	28,283
Stock based compensation expense	11,740	13,626
Deferred income taxes	50,696	(3,308)
Amortization of debt discount and issuance costs	4,262	4,469
Impairment charges	3,144	—
Other	885	1,015
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	12,054	(13,986)
Inventories	(21,700)	(2,265)
Prepaid expenses and other assets	(6,273)	(5,863)
Accounts payable	(6,647)	(9,166)
Advances from customers	26,405	13,676
Accrued payroll and related expenses	12	(3,760)
Other	5,261	(10,386)
Net cash provided by operating activities	84,701	40,844
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(32,009)	(12,640)
Acquisition of businesses, net of cash acquired	(83,632)	(18,259)
Acquisition of intangible and other assets	(1,068)	(611)
Net cash used in investing activities	(116,709)	(31,510)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on bank lines of credit	92,000	36,000
Proceeds from long-term debt	295	817
Payments on long-term debt	(1,249)	(1,233)
Proceeds from exercise of stock options and employee stock purchase plan	3,828	2,809
Payments of contingent consideration	(804)	(1,328)
Repurchase of common stock	—	(21,029)
Taxes paid related to net share settlement of equity awards	(19,754)	(12,955)
Net cash provided by financing activities	74,316	3,081
Effect of exchange rate changes on cash	15	(1,262)
Net increase in cash and cash equivalents	42,323	11,153
Cash and cash equivalents—beginning of period	169,650	84,814
Cash and cash equivalents—end of period	$211,973	$95,967
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$3,783	$6,318
Income taxes	$11,929	$20,711

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

We have three reporting segments: (i) Security, providing security inspection systems and related services, and turnkey security screening solutions; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and related services and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for our Security and Healthcare divisions as well as to external original equipment manufacturer (“OEM”) customers and end users for applications in the defense, aerospace, medical and industrial markets, among others.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The results of operations for the six months ended December 31, 2018 are not necessarily indicative of the operating results to be expected for the full 2019 fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for our company relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, values for inventories reported at lower of cost or net realizable value, stock-based compensation expense, income taxes, accrued warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially.

Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. In periods where a net loss is reported, basic and diluted net loss per share are the same since the effect of potential common shares is antidilutive and therefore excluded. The underlying equity component of the 1.25% convertible senior notes due 2022 (the “Notes”) discussed in Note 6 to the condensed consolidated financial statements will have no impact on diluted earnings per share until the average price of our common stock exceeds the conversion price because the principal amount of the Notes is intended to be settled in cash upon conversion.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2018	2017	2018
Net income (loss) available to common stockholders	$(46,951)	$19,107	$(36,794)	$28,509

Weighted average shares outstanding—basic	18,971	18,085	18,874	18,088
Dilutive effect of equity awards	—	539	—	591
Weighted average shares outstanding—diluted	18,971	18,624	18,874	18,679

Basic earnings (loss) per share	$(2.47)	$1.06	$(1.95)	$1.58
Diluted earnings (loss) per share	$(2.47)	$1.03	$(1.95)	$1.53

Weighted average shares excluded from diluted earnings (loss) per share due to their anti-dilutive effect (in thousands)	684	126	753	81

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $96.0 million at December 31, 2018. The majority of this amount was held by us and our subsidiaries in the United States, United Kingdom, Malaysia, India, and Mexico, and to a lesser extent in Canada, Singapore and Germany among others. We have cash holdings that exceed insured limits for financial institutions; however, we mitigate this risk by utilizing high credit quality financial institutions throughout the world.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. “Level 1” category includes assets and liabilities at quoted prices in active markets for identical assets and liabilities. “Level 2” category includes assets and liabilities from observable inputs other than quoted market prices. “Level 3” category includes assets and liabilities for which valuation techniques are unobservable and significant to the fair value measurement. As of June 30, 2018 and December 31, 2018, there were no assets where “Level 3” valuation techniques were used. Our contingent payment obligations related to acquisitions, which are further discussed in Note 9 to the condensed consolidated financial statements, are in the “Level 3” category for valuation purposes.

The fair values of the our financial assets and liabilities as of June 30, 2018 and December 31,2018 are categorized as follows (in thousands):

	June 30, 2018				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Insurance company contracts	$—	$31,897	$—	$31,897	$—	$30,622	$—	$30,622
Interest rate contract	—	18	—	18	—	9	—	9
Total assets	$—	$31,915	$—	$31,915	$—	$30,631	$—	$30,631
Liabilities—contingent consideration	$—	$—	$15,713	$15,713	$—	$—	$19,997	$19,997

Derivative Instruments and Hedging Activity

Our use of derivatives consists of an interest rate swap agreement. The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to variable, LIBOR-based debt for the duration of the term loan described in Note 6. The interest rate swap matures in October 2019. The interest rate swap is considered an effective cash flow hedge and, as a result, the net gains or losses on such instrument were reported as a component of Other comprehensive income (loss) in the consolidated financial statements and are reclassified as net income when the hedge transaction settles.

Goodwill Impairment

Goodwill represents the excess purchase price over the estimated fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is allocated to our segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is annually tested for impairment during our second fiscal quarter and more frequently if there is an indicator of impairment. We assess qualitative factors of each of our three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessments conducted as of December 31, 2018 indicated that it is not more likely than not that the fair values of two of our three reporting units are less than their carrying amounts, including goodwill. Thus, we have determined that there is no goodwill impairment for these two reporting units.

For the third reporting unit, the results of our assessment of qualitative factors were not conclusive so we proceeded with a quantitative assessment to determine if the carrying amount of this reporting unit exceeds its fair value. The fair value of the reporting unit was calculated using the income approach. Under the income approach, the fair value of the reporting unit was calculated by estimating the present value of associated future cash flows. The analysis indicated that the estimated fair value of the third reporting unit substantially exceeded the carry amount, plus goodwill, of the reporting unit.  We applied a hypothetical 10 percent decrease to the fair value of the reporting unit, which at December 31, 2018, would not have indicated impairment. Therefore, we have determined that there is no goodwill impairment for this reporting unit.

Revenue Recognition

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 and related amendments (“ASC 606”), which superseded all prior revenue recognition methods and industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (i.e., either over time or at a point in time). ASC 606 further requires that companies disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 1, 2018, we adopted ASC 606 using the modified retrospective method, whereby the adoption does not impact any prior periods. We have identified contracts not yet completed as of July 1, 2018 and applied the new guidance on a prospective basis.

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

When determining revenue recognition for contracts, we use judgment based on our understanding of the obligations within each contract. We determine whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognition. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product under warranty.

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

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire sale value is attributed to that obligation. When a contract contains multiple performance obligations the transaction value is first allocated using the observable price, which is generally a list price net of applicable discount or the price used to sell in similar circumstances. In circumstances when a selling price is not directly observable, we will estimate the standalone selling price using information available to us including our market assessment and expected cost plus margin.

The timetable for fulfilment of each of the distinct performance obligations can range from completion in a short amount of time and entirely within a single reporting period to completion over several reporting periods. The timing of revenue recognition for each performance obligation may be dependent upon several milestones, including physical delivery of equipment, completion of factory acceptance test, completion of site acceptance test, installation and connectivity of equipment, certification of training of personnel and, in the case of after-market service deliverables, the passage of time (typically evenly over the post-warranty period of the service deliverable).

We often provide a guarantee to support our performance under multiple-deliverable arrangements. In the event that customers are permitted to terminate such arrangements, the underlying contract typically requires payment for deliverables and reimbursement of costs incurred through the date of termination.

Effect of Adopting ASC 606. Adopting ASC 606 did not require any cumulative effect adjustment to retained earnings as of July 1, 2018 because the impact on retained earnings was immaterial. The impact to our condensed consolidated statements of operations is shown below for the three and six month periods ended December 31, 2018 and for the balance sheet as of December 31, 2018.

Statement of Operations (in thousands)

	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
	Results as Reported	Results without Adoption of ASC 606	Effect of Change	Results as Reported	Results without Adoption of ASC 606	Effect of Change
Revenue	$303,205	$288,376	$14,829	$569,454	$551,043	$18,411
Cost of goods sold	192,861	185,133	7,728	363,197	354,290	8,907
Operating expenses	78,637	74,690	3,947	158,293	152,118	6,175
Income from operations	31,707	28,553	3,154	47,964	44,635	3,329
Interest and other expense, net	(5,620)	(5,620)	—	(10,952)	(10,952)	—
Income tax provision	(6,980)	(6,445)	(535)	(8,503)	(7,920)	(583)
Net income	$19,107	$16,488	$2,619	$28,509	$25,763	$2,746

Balance Sheet (in thousands)

	December 31, 2018
	Balances as Reported	Balances without Adoption of ASC 606	Effect of Change
Assets
Accounts receivable, net	$226,086	$215,825	$10,261
Inventories	315,200	324,134	(8,934)
Other assets	756,391	756,975	(584)
Liabilities
Current liabilities	469,914	471,917	(2,003)
Other liabilities	331,567	331,567	—
Stockholders’ Equity
Retained earnings	363,254	360,508	2,746

We disaggregate revenue by reporting segment (Security, Optoelectronics and Manufacturing, and Healthcare) to depict the nature of revenue in a manner consistent with our business operations and to be consistent with other communications and public filings. Refer to Note 11 to our condensed consolidated financial statements for additional details of revenues by reporting segment.

During the three and six months ended December 31, 2018, we recognized additional revenueas a result of adopting ASC 606.  This is primarily due to sales within our Security division where we met certain contractual performance obligations.  As a result, this increased net income and accounts receivable and reduced inventories.

Contract Assets and Liabilities. We enter into contracts to sell products and provide services, and we recognize contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to ASC 606 and, at times, recognize revenue in advance of the time when contracts give us the right to invoice a customer. We may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. We record customer deposits as a contract liability. Additionally, we may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, we record a deferred revenue liability. We recognize these contract liabilities as sales after all revenue recognition criteria are met. The table below shows the balance of contract assets and liabilities as of June 30, 2018 and December 31, 2018, including the change between the periods.

Contract Assets (in thousands)

	June 30, 2018	December 31, 2018	Change	% Change
Unbilled revenue	$13,087	$19,997	$6,910	53%

Contract Liabilities (in thousands)

	June 30, 2018	December 31, 2018	Change	% Change
Advances from customers	$55,761	$69,410	$13,649	24%
Deferred revenue—current	28,899	32,516	3,617	13%
Deferred revenue—long-term	9,562	8,883	(679)	(7)%

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period.

As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $162.3 million. We expect to recognize revenue on approximately 50.5% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

Practical Expedients. In cases where we are responsible for shipping after the customer has obtained control of the goods, we have elected to treat these activities as fulfillment activities rather than as a separate performance obligation. Additionally, we have elected to capitalize the cost to obtain a contract only if the period of amortization would be longer than one year. We only give consideration to whether a customer agreement has a financing component if the period of time between transfer of goods and services and customer payment is greater than one year. We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

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

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. We adopted this ASU effective July 1, 2018 using the retrospective approach and the initial adoption had no effect on our financial position, results of operations or liquidity.

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

Retirement Benefit Plans

In August 2018, the FASB issued authoritative guidance under ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other postretirement plans. We are required to adopt this new guidance in the first quarter of fiscal 2021. We are currently evaluating the potential impact of the adoption of this guidance on our consolidated financial statements.

Intangibles

In August 2018, the FASB issued authoritative guidance under ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. We are required to adopt this new guidance in the first quarter of fiscal 2021. We are currently evaluating the potential impact of adoption of this guidance on our consolidated financial statements.

2.  Business Combinations

Under ASU 805, Business Combinations the acquisition method of accounting requires us to record assets acquired less liabilities assumed in an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase price over the estimated fair value of the assets acquired less liabilities assumed should be recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with corresponding adjustments to goodwill, as additional information becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are reflected in reported earnings.

Fiscal Year 2019 Business Acquisitions

In July 2018, we (through our Optoelectronics and Manufacturing division) acquired an optoelectronics solutions business for $17.5 million, plus up to $1 million in potential contingent consideration, which may be earned over an 18-month period. The acquisition was financed with cash on hand and borrowings under our existing revolving bank line of credit. The goodwill recognized for this business is expected to be deductible for income tax purposes.

In August 2018, we (through our Security division) completed an acquisition of a privately held services company for approximately $0.8 million, plus up to approximately $5 million in contingent consideration which may be earned over a five-year period. The acquisition was financed with cash on hand. The goodwill recognized for this business is not expected to be deductible for income tax purposes.

These business acquisitions, individually and in the aggregate, were not material to our consolidated financial statements. Accordingly, pro-forma historical results of operations related to these businesses have not been presented.

Fiscal Year 2018 Business Acquisitions

Acquisition of Explosive Trace Detection Business

On July 7, 2017, we acquired the global explosive trace detection business (“ETD”) from Smiths Group plc. This acquisition was a carve out from a larger entity. We financed the total purchase price of $80.5 million with a combination of cash on hand and borrowings under our revolving bank line of credit. Pro-forma results were not presented because, based on the date of the acquisition, there was not a material difference between pro-forma and actual results in the condensed consolidated financial statements of operations for the six months ended December 31, 2017 and 2018.

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

The goodwill is largely attributable to expected growth, intellectual capital and the assembled workforce of the ETD business. Intangible assets were recorded at estimated fair value, as determined by management based on available information, with assistance from a third party. The fair value attributed to the intangible assets acquired was based on estimates, assumptions and other information compiled by management, and valuations that utilized established valuation techniques. The value attributed to goodwill and intangible assets is partially non-deductible for income tax purposes. The following table summarizes the fair value of acquired identifiable intangible assets as of the acquisition date (amounts in thousands):

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

In January 2018, we (through our Optoelectronics and Manufacturing division) acquired an electronics component designer and manufacturer for approximately $22 million, plus up to $6 million in contingent consideration which may be earned over a three-year period. The goodwill recognized for this business is not expected to be deductible for income tax purposes. The acquisition was financed with cash on hand and borrowings under our revolving bank line of credit.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2018	December 31, 2018

Accounts receivable	$225,336	$240,749
Less allowance for doubtful accounts	(14,592)	(14,663)
Total	$210,744	$226,086

	June 30, 2018	December 31, 2018

Raw materials	$156,612	$153,195
Work-in-process	89,468	86,582
Finished goods	67,472	75,423
Total	$313,552	$315,200

	June 30,	December 31,
	2018	2018
Land	$16,569	$16,555
Buildings, civil works and improvements	56,585	55,083
Leasehold improvements	9,681	10,144
Equipment and tooling	117,294	125,099
Furniture and fixtures	3,331	3,175
Computer equipment	18,759	17,863
Computer software	19,509	19,555
Computer software implementation in process	4,318	6,640
Construction in process	790	2,428
Total	246,836	256,542
Less accumulated depreciation and amortization	(131,312)	(135,272)
Property and equipment, net	$115,524	$121,270

Depreciation expense was $16.8 million and $5.2 million for the three months ended December 31, 2017 and 2018, respectively, and approximately $33.0 million and $10.3 million for the six months ended December 31, 2017 and 2018, respectively. The decrease in depreciation is primarily related to a transfer of assets.

In January 2018, we entered into a two-year agreement with the Mexican government to continue providing security screening services. Upon inception of the contract, we transferred certain fixed assets with a net book value of $29.5 million to the customer, and this remaining cost to obtain the contract is amortized on a straightline basis over the term of the contract as corresponding revenues are recognized. During the three and six months ended December 31, 2018, we recognized $3.7 million and $7.1 million, respectively, of amortization expense related to such assets. As of December 31, 2018, $13.7 million and $0.5 million, respectively, are recorded within Prepaid expenses and other current assets and Other assets.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six month period ended December 31, 2018 are as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2018	$191,810	$40,157	$60,246	$292,213
Goodwill acquired or adjusted during the period	6,541	—	7,415	13,956
Foreign currency translation adjustment	(65)	(102)	(838)	(1,005)
Balance as of December 31, 2018	$198,286	$40,055	$66,823	$305,164

Intangible assets consisted of the following (in thousands):

		June 30, 2018			December 31, 2018
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	9 years	$28,174	$(9,423)	$18,751	$29,215	$(11,597)	$17,618
Patents	19 years	8,401	(1,618)	6,783	8,243	(1,680)	6,563
Developed technology	10 years	52,780	(9,706)	43,074	54,582	(12,480)	42,102
Customer relationships/backlog	7 years	63,398	(17,891)	45,507	65,673	(20,494)	45,179
Total amortizable assets		152,753	(38,638)	114,115	157,713	(46,251)	111,462
Non-amortizable assets:
Trademarks and trade names		25,596	—	25,596	26,450	—	26,450
IPR&D		2,290	—	2,290	2,290	—	2,290
Total intangible assets		$180,639	$(38,638)	$142,001	$186,453	$(46,251)	$140,202

Amortization expense related to intangible assets was $4.5 million and $5.6 million for the three month periods ended December 31, 2017 and 2018, respectively. For the six months ended December 31, 2017 and 2018, amortization expense was $8.7 million and $10.9 million, respectively. At December 31, 2018, the estimated future amortization expense was as follows (in thousands):

2019 (remaining 6 months)	$9,960
2020	19,634
2021	19,281
2022	14,670
2023	13,448
Thereafter, including assets that have not yet begun to be amortized	34,469
Total	$111,462

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended December 31, 2017 and 2018, we capitalized software development costs in the amount of $0.2 million and $0.6 million, respectively. For the six month periods ended December 31, 2017 and 2018, we capitalized software development costs in the amount of $0.3 million and $1.0 million, respectively.

5. Impairment, restructuring and other charges

Impairment

During the three and six months ended December 31, 2018, there were no impairment charges. During the three and six months ended December 31, 2017, we (i) abandoned a product line in our Security division that became redundant as a result of the ETD acquisition, (ii) abandoned a non-core product line in our Healthcare division, and (iii) abandoned certain trademarks in our Optoelectronics and Manufacturing division that were no longer used. As a result, $3.1 million of assets, including intangible and fixed assets, were written off as we determined that these assets have no value and were permanently impaired.

Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers and also to fully integrate acquisitions, and thereby improve operational efficiency. We intiated a restructuring during fiscal 2019 in our Healthcare division in order to realign the organization and enable further investment in priority areas, and we have incurred associated charges of approximately $3.3 million and $3.5 million for the three and six months ended December 31, 2018, respectively.

During the three and six months ended December 31, 2018, we recovered certain legal costs related to class action litigation and government investigations through insurance reimbursement.  This resulted in a net credit to restructuring and other charges in our Corporate segment of $4.6 million and $1.0 million for the three and six months ended December 31, 2018, respectively.

During the three and six months ended December 31, 2017, we incurred professional fees of $0.2 million and $0.9 million, respectively, to complete the ETD acquisition. During the three months ended December 31, 2017, we accrued $4.3 million of litigation and estimated settlement costs, $4.2 million of which was recorded in our Healthcare division.

The following table summarizes impairment, restructuring and other charges for the periods set forth below (in thousands):

	Three Months Ended December 31, 2017
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Impairment charges	$1,490	$579	$1,075	$—	$3,144
Acquisition-related costs	—	—	—	361	361
Employee termination costs	90	—	146	—	236
Facility closures/consolidation	11	243	—	—	254
Legal and accrued settlement costs, net	—	4,200	—	102	4,302
Total expensed	$1,591	$5,022	$1,221	$463	$8,297

	Three Months Ended December 31, 2018
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$—	$—	$20	$—	$20
Employee termination costs	(46)	1,227	26	—	1,207
Facility closures/consolidation	—	2,108	—	—	2,108
Legal and accrued settlement costs, net	—	—	—	(4,600)	(4,600)
Total expensed	$(46)	$3,335	$46	$(4,600)	$(1,265)

	Six Months Ended December 31, 2017
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Impairment charges	$1,490	$579	$1,075	$—	$3,144
Acquisition-related costs	—	—	—	1,181	1,181
Employee termination costs	330	—	146	—	476
Facility closures/consolidation	81	243	—	—	324
Legal and accrued settlement costs, net	—	4,200	—	102	4,302
Total expensed	$1,901	$5,022	$1,221	$1,283	$9,427

	Six Months Ended December 31, 2018
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$—	$—	$287	$—	$287
Employee termination costs	—	1,418	133	—	1,551
Facility closures/consolidation	—	2,108	—	—	2,108
Legal and accrued settlement costs, net	—	—	—	(1,015)	(1,015)
Total expensed	$—	$3,526	$420	$(1,015)	$2,931

The changes in the accrued liability for restructuring and other charges for the six month period ended December 31, 2018 were as follows (in thousands):

	Acquisition- related Costs	Employee Termination Costs	Facility Closure/ Consolidation Cost	Legal Charges	Total
Balance as of June 30, 2018	$—	$837	$399	$14,065	$15,301
Restructuring and other charges, net	287	1,551	2,108	(1,015)	2,931
Payments and other adjustments	(287)	(1,589)	(2,078)	(861)	(4,815)
Balance as of December 31, 2018	$—	$799	$429	$12,189	$13,417

6. Borrowings

Revolving Credit Facility

In December 2016, we entered into an amendment to our revolving credit facility, which, among other things, increased the aggregate committed amount available to us from $450 million to $525 million and extended the maturity date to December 2021. The credit facility includes a $300 million sub limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR, or a comparable rate in accordance with the terms of the credit agreement, plus a margin of 1.50% as of December 31, 2018, but this margin can range from 1.25% to 2.0% based on our consolidated net leverage ratio as defined in the credit facility. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.20% as of December 31, 2018, but this fee can range from 0.20% to 0.30% based on our consolidated net leverage ratio as defined in the credit facility. Our borrowings under the credit agreement are guaranteed by certain of our U.S. based subsidiaries and are secured by substantially all of our assets and the assets of certain of our subsidiaries. The credit agreement contains various representations and warranties, affirmative, negative and financial covenants and conditions of default. As of December 31, 2018, there was $149.0 million of borrowings outstanding under the revolving credit facility and $58.9 million outstanding under the letters of credit sub-facility. The amount available to borrow under the credit facility as of December 31, 2018 was $317.1 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term.

Although the principal amount of each revolving loan is due and payable in full on the maturity date, we have the right to repay each revolving loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under this revolving credit facility. Therefore, borrowings under the credit facility are included in current liabilities. As of December 31, 2018, we are in compliance with all covenants under this credit facility.

1.25% Convertible Senior Notes Due 2022

In February 2017, we issued $287.5 million of the Notes in a private offering. The Notes are governed by an indenture dated February 22, 2017. The maturity for the payment of principal is September 1, 2022. The Notes bear interest at the rate of 1.25% payable in cash semiannually in arrears on each March 1 and September 1. The Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries, as well as any of our existing and future indebtedness that may be guaranteed by our subsidiaries to the extent of such guarantees (including the guarantees of certain of our subsidiaries under our existing revolving credit facility).

The Notes are convertible prior to March 1, 2022 only upon specified events and during specified periods and are, thereafter convertible, at any time, in each case at an initial conversion rate of 9.3056 per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $107.46 per share or a 38.5% premium to our stock price at the time of the issuance. The conversion rate is subject to adjustment upon certain events. Upon conversion, the Notes may be settled, at our election, in shares of our common stock, cash or a combination of cash and shares of common stock. We have initially elected a combination settlement method to satisfy the conversion obligation, which allows us to settle the principal amount of the Notes in cash and to settle the excess conversion value, if any, in shares of common stock, and cash in lieu of fractional shares.

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

Pursuant to ASC 470-20, we allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long term debt in the consolidated balance sheet and is amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for the three months and six months ended December 31, 2018 was $3.2 million and $6.3 million, respectively, which consisted of $0.9 million and $1.8 million of contractual interest expense, $2.0 million and $3.9 million of debt discount amortization and $0.3 million and $0.6 million of amortization of debt issuance costs. The total interest expense recognized for the three months and six months ended December 31, 2017 was $3.1 million and $6.1 million, respectively, which consists of $0.9 million and $1.8 million of contractual interest expense, $1.9 million and $3.7 million of debt discount amortization and $0.3 million and $0.6 million of amortization of debt issuance costs. As of December 31, 2018, the unamortized debt discount was $31.3 million which is being amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.50%. The unamortized debt issuance cost of $4.3 million as of December 31, 2018 is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes. Based on our December 31, 2018 stock price of $73.30 per share, the “if-converted” value of the Notes did not exceed the principal amount.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines of credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters of credit. As of December 31, 2018, $61.6 million was outstanding under these credit facilities. As of December 31, 2018, the total amount available under these credit facilities was $6.7 million.

In September 2012, we entered into a seven year term loan agreement for $11.1 million to fund the acquisition of land and a building in the state of Washington. The principal on the loan, together with interest at LIBOR plus 1.25%, is payable on a monthly basis over seven years. The outstanding balance on this loan as of December 31, 2018 was $1.3 million compared to a balance of $2.1 million as of June 30, 2018. Concurrent with entering into the floating rate loan, we entered into an interest rate swap agreement that effectively locks the interest rate of the loan at 2.2% per annum for the term of the loan.

Long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2018
1.25% convertible notes due 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(35,133)	(31,251)
Unamortized debt issuance costs	(4,897)	(4,310)
1.25% convertible notes due 2022, net of unamortized discount and debt issuance costs	247,470	251,939
Term loans	2,114	1,321
Other long-term debt	1,658	2,031
	251,242	255,291
Less current portion of long-term debt	(2,262)	(2,107)
Long-term portion of debt	$248,980	$253,184

7. Stockholders’ Equity

Stock-based Compensation

As of December 31, 2018, we maintained the Amended and Restated 2012 Incentive Award Plan (the “2012 Plan”) and the Amended and Restated 2006 Equity Participation Plan (“2006 Plan”) as stock-based employee compensation plans. No further grants may be made under the 2006 Plan. In addition, pursuant to the acquisition of American Science and Engineering, Inc. (“AS&E”), we assumed two stock-based employee compensation plans: the AS&E 2005 Equity and Incentive Plan (“2005 AS&E Plan”) and the AS&E 2014 Equity and Incentive Plan (“2014 AS&E Plan”). No new equity grants will be made under the 2005 AS&E Plan or the 2014 AS&E Plan. The 2012 Plan, the 2006 Plan, the 2005 AS&E Plan and the 2014 AS&E Plan are collectively referred to as the “OSI Plans”.

We recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2018	2017	2018
Cost of goods sold	$247	$150	$487	$356
Selling, general and administrative	5,849	7,833	10,960	12,945
Research and development	157	180	293	325
Stock-based compensation expense before taxes	$6,253	$8,163	$11,740	$13,626
Less: related income tax benefit	(1,935)	(2,038)	(3,627)	(3,380)
Stock-based compensation expense, net of estimated taxes	$4,318	$6,125	$8,113	$10,246

As of December 31, 2018, total unrecognized compensation cost related to stock-based compensation grants under the OSI Plans were estimated at $0.7 million for stock options and $24.7 million for RSUs. We expect to recognize these costs over a weighted average period of 2.2 years with respect to the stock options and 1.8 years for grants of RSUs.

The following summarizes stock option activity during the six months ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2018	677,525	$32.80
Granted	18,135	$72.39
Exercised	(49,395)	$18.09
Expired or forfeited	(6,914)	$69.47
Outstanding at December 31, 2018	639,351	$34.67	2.7 years	$25,026
Exercisable at December 31, 2018	600,813	$31.92	2.3 years	$25,001

The following summarizes RSU award activity during the six months ended December 31, 2018:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2018	526,377	$71.56
Granted	358,213	73.64
Vested	(356,705)	71.02
Forfeited	(12,414)	73.54
Nonvested at December 31, 2018	515,471	$73.33

As of December 31, 2018, there were approximately 1.6 million shares available for grant under the 2012 Plan. Under the terms of the 2012 Plan, RSUs granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 117,346 and 97,514 performance-based RSUs during the six months ended December 31, 2017 and 2018, respectively. These performance based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 280% of the original number of shares or units awarded.

Share Repurchase Program

In March 2018, our Board of Directors authorized a share repurchase program of up to 1,000,000 shares. This program does not expire unless our Board of Directors acts to terminate the program. The timing and actual number of shares purchased depend on a variety of factors, including stock price, general business and market conditions and other investment opportunities and may be purchased through the open market. Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

During the six months ended December 31, 2018, we repurchased 288,316 shares of our common stock, and as of December 31, 2018, there were 562,707 shares available to repurchase under the program.

8. Retirement Benefit Plans

We sponsor various retirement benefit plans including qualified and nonqualified defined benefit pension plans for our employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2018	2017	2018
Service cost	$216	$98	$432	$196
Interest cost	8	8	16	16
Amortization of prior service cost	70	14	140	28
Net periodic pension expense	$294	$120	$588	$240

For the three months ended December 31, 2017, we made no contributions to these defined benefit plans. For the three months ended December 31, 2018, we made contributions of $1.0 million to these defined benefit plans. For each of the six months ended December 31, 2017 and 2018, we made contributions of $1.0 million to these defined benefit plans.

We also maintain various defined contribution plans. For the three months ended December 31, 2017 and 2018, we made contributions of $1.4 million and $1.3 million, respectively, to these defined contribution plans. For the six months ended December 31, 2017 and 2018, we made contributions of $3.0 million and $3.1 million, respectively, to these defined contribution plans.

9. Commitments and Contingencies

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration caps, the maximum amount of such potential future payments is $35.0 million as of December 31, 2018. In addition, we are required to make royalty payments through 2022 based on the license of, or sales of products containing, the technology of CXR Limited, a company acquired in 2004.

We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business; and we made $1.3 million of such payments during the three and six months ended December

31, 2018. For acquisitions completed after fiscal 2009, pursuant to Financial Accounting Standard 141R, which was codified into ASC 805, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition with subsequent revisions recorded in Selling, general and administrative expense in the consolidated financial statements. The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, which may include projected revenues, gross margins, operating income, and the estimated probability of achieving the earn-outs.

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2018 to December 31, 2018 of the contingent consideration liability, which is included in Other accrued expenses and current liabilities, and Other long-term liabilities in our consolidated balance sheets:

Beginning fair value, June 30, 2018	$15,713
Additions	5,173
Change in fair value	(889)
Payments	—
Ending fair value, December 31, 2018	$19,997

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

We continue to investigate contamination of the soil and groundwater beneath our Hawthorne, California facility that resulted from unspecified on and off site releases occurring prior to our occupancy. We believe the releases are of a historical nature and not uncommon to the region in general. We continue to take voluntary actions, in cooperation with the local governing agency, to investigate the site in order to develop appropriate remedial actions. We have not accrued for loss contingencies relating to the Hawthorne facility or any other environmental matters because we believe that, although unfavorable outcomes are possible, they are not considered by our management to be probable and reasonably estimable. If one or more of these environmental matters are resolved in a manner adverse to us, the impact on our business, financial condition, results of operations and cash flow could be material.

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations and warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential indemnification amount under these indemnification agreements due to a limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of December 31, 2018.

On December 31, 2017, we and Deepak Chopra, our Chief Executive Officer, entered into an amendment to Mr. Chopra’s employment agreement that, among other things, provides for a $13.5 million bonus payment to Mr. Chopra on or within 45 days of January 1, 2024 contingent upon Mr. Chopra’s continued employment with us through that date, subject to accelerated payout terms in the event of Mr. Chopra’s death or disability. The bonus is recorded in the financial statements over the remaining term of the employment agreement and is included in Other long-term liabilities.

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

The following table presents changes in warranty provisions (in thousands):

	Six Months Ended December 31,
	2017	2018
Balance at beginning of period	$15,178	$21,819
Additions	5,769	3,975
Acquisitions and adjustments	1,415	(581)
Reductions for warranty repair costs	(3,619)	(3,261)
Balance at end of period	$18,743	$21,952

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

Following the short seller report, both the SEC and the DOJ commenced investigations into our compliance with the FCPA. The SEC has subpoenaed documents from the Company, and we are responding to that subpoena and providing the same documents to the DOJ. At this time, we are unable to predict what, if any, action may be taken by the DOJ or SEC as a result of these FCPA related investigations, or any penalties or remedial measures these agencies may seek. In an unrelated matter, the SEC and DOJ are also conducting an investigation of trading in our securities and have each subpoenaed information regarding trading by executives, directors, and employees, as well as our operations and disclosures in and around the time of certain trades. With respect to these trading related matters, we have taken action with respect to a senior level employee. At this time, we are unable to predict what, if any, action may be taken by the DOJ or SEC as a result of these trading related investigations, or any penalties or remedial measures these agencies may seek. We place a high priority on compliance with our anti corruption and securities trading policies and are cooperating with each of the government investigations.

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

10. Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) enacted in 2017 resulted in the U.S. Federal income tax rate being reduced from 35% to 21% effective January 1, 2018. During the measurement period, which is one year from the date of enactment, or the completion of all estimates made in connection with the Tax Act, companies are permitted to make additional income tax adjustments and revisions of estimates related to the Tax Act. During the quarter ended December 31, 2018, we concluded our analysis of the impact of the Tax Act and made no adjustments to the provisional amounts previously recorded.

The Tax Act subjects a U.S. corporation to tax on its GILTI (Global Intangible Low Income Tax), FDII (Foreign-Derived Tangible Income Taxes), and BEAT (Base Erosion Anti-abuse Tax). In the second quarter of fiscal 2019, we included the impact of these taxes in our forecast effective tax rate. Interpretive guidance on the accounting for GILTI states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. In the fiscal quarter ended December 31, 2018, we made the accounting policy election to recognize GILTI as a period expense.

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

Our effective tax rate for the three and six months ended December 31, 2018 was 26.8% and 23.0%, respectively. Excluding certain discrete tax items, the adjusted non-GAAP effective tax rate for the three and six months ended December 31, 2018 was 28.3% and 28.2%, respectively. During the three and six month periods ended December 31, 2018, we recognized tax benefits for equity-based compensation of $0.4 million and $1.9 million, respectively, under ASU 2016-09. As a result of the enactment of the Tax Act  in December 2017, we recognized a charge of $56 million, or $2.96 per share, in the second quarter of fiscal 2018. Our reported tax rate, which includes the charge, was 465.0% for the second quarter of fiscal 2018, and 231.4% for the first half of fiscal 2018. The adjusted non-GAAP effective tax rate, excluding the Tax Act related charge and certain discrete tax items, was 28.0% and 28.2% for the three and six months ended December 31, 2017.

11. Segment Information

We have determined that we operate in three identifiable industry segments: (a) security and inspection systems (Security division), (b) medical monitoring and diagnostic cardiology systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). We also have a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses; expenses related to stock issuances and legal, audit and other professional service fees not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division primarily supplies components and subsystems to OEM customers, as well as the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies of the Form 10-K for the fiscal year ended June 30, 2018.

The following tables set forth the results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2018	2017	2018
Revenues (1) — by Segment:
Security division	$172,269	$188,684	$334,514	$358,644
Healthcare division	52,506	51,559	98,035	89,832
Optoelectronics and Manufacturing division, including intersegment revenues	63,886	72,019	122,812	142,973
Intersegment revenues elimination	(11,133)	(9,057)	(20,700)	(21,995)
Total	$277,528	$303,205	$534,661	$569,454

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2018	2017	2018
Income (loss) from operations — by Segment:
Security division	$22,471	$26,063	$45,164	$49,113
Healthcare division	603	2,209	1,450	334
Optoelectronics and Manufacturing division	4,502	8,067	9,677	14,892
Corporate	(9,118)	(4,560)	(17,871)	(15,911)
Eliminations (2)	(311)	(72)	(879)	(464)
Total	$18,147	$31,707	$37,541	$47,964

	June 30, 2018	December 31, 2018
Assets — by Segment:
Security division	$804,527	$804,390
Healthcare division	167,611	161,521
Optoelectronics and Manufacturing division	220,373	246,076
Corporate	66,453	89,220
Eliminations (2)	(3,273)	(3,530)
Total	$1,255,691	1,297,677

(1)        For each of the three and six months ended December 31, 2017, one customer, Servicio de Administactión Tributaria (“SAT”) in Mexico, accounted for 12% of total net revenues. For the three and six months ended December 31, 2018, no customer accounted for greater than 10% of total net revenues.

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

This management’s discussion and analysis of financial condition as of December 31, 2018 and results of operations for the three and six months ended December 31, 2018 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2018.

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

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 63% of our total consolidated revenues for each of the six months ended December 31, 2017 and 2018.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring and diagnostic cardiology systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 18% and 16% of our total consolidated revenues for the six months ended December 31, 2017 and 2018, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 19% and 21% of our total consolidated revenues for the six months ended December 31, 2017 and 2018, respectively.

Acquisition Activity.  During the six months ended December 31, 2018, we (through our Optoelectronics and Manufacturing division) acquired an optoelectronics solutions business for $17.5 million, plus up to $1.0 million in potential earnout consideration, and also completed an acquisition of a small services company in our Security division. The acquisitions were financed with cash on hand and borrowings under our existing revolving bank line of credit.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have and may continue to influence our results of operations.

Global Economic Considerations.    Global macroeconomic factors, coupled with the U.S. political climate, have created uncertainty and impacted demand for certain of our products and services primarily in our Security and Healthcare divisions. Additionally, the current U.S. government shut-down has contributed to economic uncertainty within the U.S. and may impact the timing of payments, orders, shipments and product acceptance from certain of our customers.  Further, the current status and potential outcomes of Brexit negotiations has contributed to the global economic uncertainty and could have an adverse impact on our UK business, including our orders and sales operations and personnel in the UK. We do not know how long this uncertainty will continue. Therefore, we expect that there may be a period of delayed or deferred purchasing by our customers. These factors could have a material negative effect on our business, results of operations and financial condition. Additionally, our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses.

Global Trade.  The current domestic and international political environment, including existing and potential changes to U.S. and foreign policies related to global trade and tariffs as well as the current U.S. government shut-down, have resulted in uncertainty surrounding the future state of the global economy. Further, the U.S. government has also recently announced that sanctions would be imposed against certain businesses and individuals in select countries. Additional changes may require us to modify our current business practices and could have a material adverse effect on our financial statements in any particular reporting period.

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

Results of Operations for the Three Months Ended December 31, 2017 (Q2 2018) Compared to Three Months Ended December 31, 2018 (Q2 2019) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	Q2 2018	% of Net Revenues	Q2 2019	% of Net Revenues	$ Change	% Change
Security	$172.3	62%	$188.7	62%	$16.4	10%
Healthcare	52.5	19%	51.6	17%	(0.9)	(2)%
Optoelectronics / Manufacturing	52.7	19%	62.9	21%	10.2	19%
Total net revenues	$277.5	100%	$303.2	100%	$25.7	9%

Revenues for the Security division during the three months ended December 31, 2018 increased as a result of increased sales of cargo and vehicle inspection products and explosive detection systems. These increases were partially offset by decreased service revenue, including a reduction in revenue from our turnkey business as a result of the reduced revenues from the current contract with SAT in Mexico entered into in January 2018.

Revenues for the Healthcare division for the three months ended December 31, 2018 increased by 2.5% in our core patient monitoring, cardiology and supplies and accessories product lines.  This increase was offset by the de-emphasis of sales in our anesthesia product line and in an underperforming sales channel that we exited during the second fiscal quarter, resulting in an overall 2% decrease in net revenues.

Revenues for the Optoelectronics and Manufacturing division for the three months ended December 31, 2018 increased as a result of two acquisitions completed during calendar 2018 and strength in our commercial optoelectronics business.

Gross Profit

	Q2 2018	% of Net Revenues	Q2 2019	% of Net Revenues
Gross profit	$101.6	36.6%	$110.3	36.4%

Gross profit during the three months ended December 31, 2018 increased as a result of the growth in net revenues. The gross margin for the quarter ended December 31, 2018 was relatively consistent with that of the same period in fiscal 2018.

Operating Expenses

	Q2 2018	% of Net Revenues	Q2 2019	% of Net Revenues	$ Change	% Change
Selling, general and administrative	$60.1	21.7%	$67.1	22.1%	$7.0	12%
Research and development	15.1	5.4%	12.8	4.2%	(2.3)	(15)%
Impairment, restructuring and other charges	8.3	3.0%	(1.3)	(0.4)%	(9.6)	(116)%
Total operating expenses	$83.5	30.1%	$78.6	25.9%	$(4.9)	(6)%

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees, third party commissions and marketing expenses. SG&A expense increased primarily within our Security division related to commissions as well as increased stock-based compensation expense due to the modification of certain grants in this division.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. The decrease in R&D spending during the three months ended December 31, 2018 reflected reduced spending in our Security division due to consolidation following an acquisition completed in the prior year and reduced spending for ongoing engineering projects. Further, R&D expense decreased in our Healthcare division due to the de-emphasis of the anesthesia product line and related development programs.

Impairment, restructuring and other charges. Impairment, restructuring and other charges generally consist of the write-down of assets that we believe are permanently impaired, charges related to reductions in our workforce, other opportunities to improve operational efficiency, costs related to acquisition activity, legal charges and other non-recurring charges. In the second quarter of fiscal 2019, we recovered certain legal costs through insuranace reimbursement resulting in a net credit of $4.6 million. This benefit was partially offset by $3.3 million of employee termination and business exit costs for restructuring activities in our Healthcare division.

Such charges in the prior-year period included: (i) $3.1 million of impairment of intangibles, primarily trademarks, related to two acquired brands that have been merged into existing product lines as well as assets associated with abandoned product lines; (ii) $4.2 million of accrued costs related to estimated legal settlements; (iii) $0.4 million of acquisition costs; and (iv) $0.5 million of employee termination and facility closure costs for restructuring activities.

Other Income and Expenses

Interest expense, net. For the three months ended December 31, 2018, interest and other expense, net was $5.6 million as compared to $5.3 million in the comparable prior-year period. This increase was driven primarily by a higher interest rate environment. Interest expense in the current and prior-year period included $1.9 million of non-cash interest expense related to the Notes (see Note 6 to the condensed consolidated financial statements for further discussion).

Income taxes. The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries. For the three months ended December 31, 2018, our income tax provision was $7.0 million, compared to $59.8 million for the comparable prior-year period, which included a tax charge of $56.2 million for the estimated impact of the Tax Act.  The effective tax rate for the three months ended December 31, 2018 was 26.8% compared to 465.0% in the prior year period due to the impact of the Tax Act. Excluding the net impact of a $0.4 million discrete tax benefit, our adjusted non-GAAP effective tax rate for the three months ended December 31, 2018 was 28.3% compared to 28.0% in the prior-year period.

Results of Operations for the Six Months Ended December 31, 2017 (YTD Q2 2018) Compared to Six Months Ended December 31, 2018 (YTD Q2 2019) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q2 2018	% of Net Revenues	YTD Q2 2019	% of Net Revenues	$ Change	% Change
Security	$334.5	63%	$358.7	63%	$24.2	7%
Healthcare	98.1	18%	89.8	16%	(8.3)	(8)%
Optoelectronics / Manufacturing	102.1	19%	121.0	21%	18.9	19%
Total net revenues	$534.7	100%	$569.5	100%	$34.8	7%

Revenues for the Security division for the six months ended December 31, 2018 increased as a result of increased sales of cargo and vehicle inspection systems and explosive detection systems. The increases in equipment sales were offset partially by declines in service revenues and checkpoint and explosive trace detection equipment revenues. Service revenue decreased primarily due to a reduction in revenue from our turnkey business as a result of the reduced revenues from the current contract with SAT in Mexico entered into in January 2018.

Revenues for the Healthcare division for the six months ended December 31, 2018 decreased due to a reduction in patient monitoring and cardiology sales as a result of softness in the first fiscal quarter of 2019. In addition, sales decreased as a result of our de-emphasis of the anesthesia product line and due to an underperforming sales channel that we exited in the second fiscal quarter. These decreases were offset partially by an increase in supplies and accessories revenue.

Revenues for the Optoelectronics and Manufacturing division for the six months ended December 31, 2018 increased primarily as a result of businesses acquired during calendar 2018 and due to strong sales in our commercial optoelectronics business.

Gross Profit

	YTD Q2 2018	% of Net Revenues	YTD Q2 2019	% of Net Revenues
Gross profit	$192.9	36.1%	$206.3	36.2%

Gross profit during the six months ended December 31, 2018 increased as a result of the growth in net revenues. The gross margin for the six months ended December 31, 2018 was relatively consistent with that of the same period in fiscal 2018.

Operating Expenses

	YTD Q2 2018	% of Net Revenues	YTD Q2 2019	% of Net Revenues	$ Change	% Change
Selling, general and administrative	$115.7	21.6%	$128.8	22.6%	$13.1	11%
Research and development	30.2	5.6%	26.6	4.7%	(3.6)	(12)%
Impairment, restructuring and other charges	9.4	1.8%	2.9	0.5%	(6.5)	(69)%
Total operating expenses	$155.3	29.0%	$158.3	27.8%	$3.0	2%

Selling, general and administrative.  SG&A increased primarily in our Security division related to commissions as well as increased stock-based compensation expense due to the modification of certain grants in this division, as well as due to acquisitions in our Optoelectronics and Manufacturing division.

Research and development. R&D spending during the six months ended December 31, 2018 decreased due to reduced spending in our Security division due to consolidation following an acquisition completed in the prior year and reduced spending for ongoing engineering projects. Further, R&D expense decreased in our Healthcare division due to the de-emphasis of the anesthesia product line and related development programs.

Impairment, restructuring and other charges.   In the first half of fiscal 2019, we incurred restructuring and other charges of $3.6 million related to employee termination and business exit costs and $0.3 million in acquisition costs, which were partially offset by a net $1.0 million recovery of certain legal costs as a result of insurance reimbursements. Impairment, restructuring and other charges incurred in the prior year period include: (i) $3.1 million of impairment of intangibles, primarily trademarks, related to two acquired brands that have been merged into existing product lines as well as assets associated with abandoned product lines; (ii) $4.2 million of accrued charges related to estimated legal settlements; (iii) $1.1 million of acquisition costs; and (iv) $0.8 million of employee termination and facility closure costs for restructuring activities.

Other Income and Expenses

Interest expense, net.  For the six months ended December 31, 2018, interest expense, net, was $11.0 million as compared to $9.5 million for the same prior-year period. This increase was driven by higher average debt balances and the impact of increased interest rates under our revolving credit facility. Interest expense included, $3.9 million and $3.7 million, respectively, of non-cash interest expense related to the Notes for the six months ended December 31, 2018 and 2017 (see Note 6 to the condensed consolidated financial statements for further discussion).

Income taxes.  For the six months ended December 31, 2018, our income tax provision was $8.5 million, compared to $64.8 million for the comparable prior-year period. The prior year tax provision includes $56.2 million of discrete tax expense resulting from the enactment of the Tax Act and $0.4 million related to other discrete tax items. The effective tax rate for the six months ended December 31, 2018 was 23.0% compared to 231.4% in the prior period which includes the effect of the discreet tax item related to the enactment of the Tax Act. Excluding the net impact of discrete tax items, our adjusted non-GAAP effective tax rate for the six months ended December 31, 2018 was 28.2%, compared to 28.2% in the prior-year period.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility. Cash and cash equivalents totaled $96.0 million as of December 31, 2018, an increase of  13% from $84.8 million as of June 30, 2018. During the six months ended December 31, 2018, we generated $40.8 million of cash flow from operations. We utilized cash from operations and borrowings from our revolving line of credit as follows: (i) $18.3 million for the acquisition of businesses; (ii) $13.2 million invested in capital expenditures and intangible and other assets; and (iii) $34.0 million for share repurchases and taxes paid related to the net share settlement of equity awards. If we continue to net settle equity awards, we will use additional cash to pay tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future.

We have a five-year revolving credit facility maturing in December 2021 that allows us to borrow up to $525 million. As of December 31, 2018, there was $149.0 million outstanding under the revolving credit facility and $58.9 million outstanding under the letters of credit sub-facility.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the six months ended December 31, 2018, we generated cash from operations of $40.8 million compared to $84.7 million in the prior-year period. Cash flow from operating activities during the first six months of fiscal 2019 primarily consisted of net income of $28.5 million, adjusted for certain non-cash items, including total depreciation and amortization of $28.3 million, stock-based compensation expense of $13.6 million, and amortization of debt discount and issuance costs of $4.5 million, and was reduced by the net impact of changes in operating assets and liabilities, which decreased cash by $31.8 million. Cash flow from operating activities during the first six months of fiscal 2018 primarily consisted of net loss of $36.8 million, adjusted for certain non-cash items, including total depreciation and amortization of $41.7 million, stock-based compensation expense of $11.7 million, amortization of debt discount and issuance costs of $4.3 million, change in deferred taxes of $50.7 as a result of the Tax Act and impairment charges of $3.1 million, and was increased by the net impact of changes in operating assets and liabilities, which provided cash of $9.1 million.

Cash Used in Investing Activities. Net cash used in investing activities was $31.5 million for the six months ended December 31, 2018 as compared to $116.7 million for the six months ended December 31, 2017. During the six months ended December 31, 2018, we used cash of $17.5 million for the acquisition of an optoelectronics solutions business and $0.8 million for a services business in our Security division, and $12.6 million in capital expenditures. During the six months ended December 31, 2017, we used cash of $83.6 million for acquisitions, consisting primarily of the ETD business, and $32.0 million in capital expenditures, including $19.8 million to purchase the AS&E headquarters facility.

Cash Provided by Financing Activities. Net cash provided by financing activities was $3.1 million for the six months ended December 31, 2018, compared to $74.3 million for the six months ended December 31, 2017. During the six months ended December 31, 2018, our primary source of financing was $36.0 million borrowed under our revolving credit facility. This source of funds was partially offset by $34.0 million used for share repurchases and taxes paid related to the net share settlement of equity awards. During the six months ended December 31, 2017, our primary source of financing was $92 million borrowed under our revolving credit facility.  This source of funds was partially offset by $19.8 million used for taxes paid related to the net share settlement of equity awards.

Borrowings

See Note 6 to the condensed consolidated financial statements for discussion regarding our revolving credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $96.0 million at December 31, 2018. Of this amount, approximately 73% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in the United Kingdom, Malaysia, India and Mexico, and to a lesser extent in Canada, Singapore and Germany among others. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if withholding taxes have not been previously provided on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares acquired during the quarter ended December 31, 2018:

	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number that may yet be purchased under the plans or programs (1)
October 1, 2018 to October 31, 2018	47,804	$69.25	47,804	699,073
November 1, 2018 to November 30, 2018	54,585	$73.42	54,585	644,488
December 1, 2018 to December 31, 2018	81,781	$71.74	81,781	562,707
	184,170	$71.59	184,170

(1)         In March 2018, our Board of Directors authorized a stock repurchase program of up to one million shares. This program does not have an expiration date. Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of common stock issued and outstanding in the consolidated financial statements.

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

Contractual Obligations

During the six months ended December 31, 2018, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. See Notes 6 and 9 to the condensed consolidated financial statements for additional information regarding our current contractual obligations.

Off Balance Sheet Arrangements

As of December 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the potential impact of those pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the six months ended December 31, 2018, no material changes occurred with respect to market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Foreign Currency

Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We conduct business in more than 20 countries. We closely monitor our operations in each country in which we do business and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. Weaknesses in the currencies of some of the countries in which we do business are often offset by strengths in others. Foreign currency financial statements are translated into U.S. dollars at period-end rates, except that revenues, costs and expenses are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss. Transaction gains and losses, which were included in our condensed consolidated statements of operations, amounted to a loss of $0.2 million and a gain of $1.4 million during the three months ended December 31, 2017 and 2018, respectively. We recognized a loss of $0.3 million and a gain of $1.1 million during the six months ended December 31, 2017 and 2018, respectively.  Furthermore, a 10% appreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net increase in our operating income of approximately $2.3 million in the second quarter of fiscal 2019. Conversely, a 10% depreciation of the U.S. dollar relative to each of the local currencies would have resulted in a net decrease in our operating income of approximately $2.3 million in the second quarter of fiscal 2019.

Use of Derivatives

Our current use of derivatives consists of an interest rate swap agreement. As discussed in Note 1 to the condensed consolidated financial statements, we had an interest rate swap of $1.3 million outstanding as of December 31, 2018.

Importance of International Markets

International markets provide us with significant growth opportunities, but our financial results in subsequent periods could be adversely affected by periodic economic downturns in different regions of the world, changes in trade policies or tariffs, civil or military conflict and other political instability. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing with local currencies in our foreign business transactions, we are at risk with respect to foreign currency fluctuations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(1)    Previously filed with our Current Report on Form 8-K filed on June 1, 2017.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 25th day of January 2019.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer