Form 10-Q
period 2019-03-31
OSI SYSTEMS INC
filed 2019-05-02
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 26, 2019, there were 18,104,754 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	March 31,
	2018	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,814	$107,649
Accounts receivable, net	210,744	218,433
Inventories	313,552	297,704
Prepaid expenses and other current assets	41,587	35,050
Total current assets	650,697	658,836
Property and equipment, net	115,524	124,916
Goodwill	292,213	307,461
Intangible assets, net	142,001	136,432
Other assets	55,256	56,470
Total assets	$1,255,691	$1,284,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$113,000	$124,000
Current portion of long-term debt	2,262	1,702
Accounts payable	106,892	89,891
Accrued payroll and related expenses	40,171	36,053
Advances from customers	55,761	60,016
Other accrued expenses and current liabilities	125,236	113,838
Total current liabilities	443,322	425,500
Long-term debt	248,980	255,411
Deferred income taxes	15,002	15,015
Other long-term liabilities	58,951	62,381
Total liabilities	766,255	758,307
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value —10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value —100,000,000 shares authorized; issued and outstanding, 18,032,374 shares at June 30, 2018 and 18,100,841 shares at March 31, 2019	169,475	160,384
Retained earnings	334,745	382,880
Accumulated other comprehensive loss	(14,784)	(17,456)
Total stockholders’ equity	489,436	525,808
Total liabilities and stockholders’ equity	$1,255,691	$1,284,115

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2019	2018	2019
Net revenues:
Products	$182,484	$224,778	$529,530	$632,660
Services	84,815	79,506	272,430	241,078
Total net revenues	267,299	304,284	801,960	873,738
Cost of goods sold:
Products	126,419	147,939	363,063	423,441
Services	43,295	45,029	148,411	132,724
Total cost of goods sold	169,714	192,968	511,474	556,165
Gross profit	97,585	111,316	290,486	317,573
Operating expenses:
Selling, general and administrative	59,846	67,278	175,591	196,082
Research and development	15,934	13,695	46,122	40,253
Impairment, restructuring and other charges	14,062	(1,777)	23,489	1,154
Total operating expenses	89,842	79,196	245,202	237,489
Income from operations	7,743	32,120	45,284	80,084
Interest expense and other expense, net	(4,625)	(5,595)	(14,156)	(16,546)
Income before income taxes	3,118	26,525	31,128	63,538
Provision for income taxes	(565)	(6,899)	(65,369)	(15,403)
Net income (loss)	$2,553	$19,626	$(34,241)	$48,135
Earnings (loss) per share:
Basic	$0.14	$1.09	$(1.82)	$2.66
Diluted	$0.13	$1.05	$(1.82)	$2.58
Shares used in per share calculation:
Basic	18,569	18,079	18,773	18,085
Diluted	19,146	18,671	18,773	18,678

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2019	2018	2019
Net income (loss)	$2,553	$19,626	$(34,241)	$48,135
Other comprehensive income (loss):
Foreign currency translation adjustment	1,366	1,521	3,272	(2,694)
Other	103	7	38	22
Other comprehensive income (loss)	1,469	1,528	3,310	(2,672)
Comprehensive income (loss)	$4,022	$21,154	$(30,931)	$45,463

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended March 31, 2018
	Common			Accumulated Other
	Number of Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	Total
Balance—December 31, 2017	18,978,031	$218,343	$327,078	$(15,347)	$530,074
Exercise of stock options	31,500	708	—	—	708
Vesting of RSUs	1,435	—	—	—	—
Shares issued under employee stock purchase program	40,822	2,072	—	—	2,072
Stock-based compensation	—	6,014	—	—	6,014
Repurchase of common stock	(972,481)	(59,684)	—	—	(59,684)
Taxes paid related to net share settlement of equity awards	(13,877)	(820)	—	—	(820)
Net income	—	—	2,553	—	2,553
Other comprehensive income	—	—	—	1,469	1,469
Balance—March 31, 2018	18,065,430	$166,633	$329,631	$(13,878)	$482,386

	Three Months Ended March 31, 2019
	Common			Accumulated Other
	Number of Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	Total
Balance—December 31, 2018	18,020,907	$151,926	$363,254	$(18,984)	$496,196
Exercise of stock options	58,613	1,196	—	—	1,196
Vesting of RSUs	1,219	—	—	—	—
Shares issued under employee stock purchase program	36,020	2,160	—	—	2,160
Stock-based compensation	—	5,888	—	—	5,888
Taxes paid related to net share settlement of equity awards	(15,918)	(786)	—	—	(786)
Net income	—	—	19,626	—	19,626
Other comprehensive income	—	—	—	1,528	1,528
Balance—March 31, 2019	18,100,841	$160,384	$382,880	$(17,456)	$525,808

	Nine Months Ended March 31, 2018
	Common			Accumulated Other
	Number of Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	Total
Balance—June 30, 2017	18,689,568	$222,529	$363,872	$(17,188)	$569,213
Exercise of stock options	113,255	2,575	—	—	2,575
Vesting of RSUs	401,773	—	—	—	—
Shares issued under employee stock purchase program	78,310	4,033	—	—	4,033
Stock-based compensation	—	17,754	—	—	17,754
Repurchase of common stock	(972,481)	(59,684)	—	—	(59,684)
Taxes paid for net share settlement of equity awards	(244,995)	(20,574)	—	—	(20,574)
Net loss	—	—	(34,241)	—	(34,241)
Other comprehensive income	—	—	—	3,310	3,310
Balance—March 31, 2018	18,065,430	$166,633	$329,631	$(13,878)	$482,386

	Nine Months Ended March 31, 2019
	Common			Accumulated Other
	Number of Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	Total
Balance—June 30, 2018	18,032,374	$169,475	$334,745	$(14,784)	$489,436
Exercise of stock options	108,008	1,985	—	—	1,985
Vesting of RSUs	357,924	—	—	—	—
Shares issued under employee stock purchase program	75,313	4,180	—	—	4,180
Stock-based compensation	—	19,514	—	—	19,514
Repurchase of common stock	(288,316)	(21,029)	—	—	(21,029)
Taxes paid for net share settlement of equity awards	(184,462)	(13,741)	—	—	(13,741)
Net income	—	—	48,135	—	48,135
Other comprehensive loss	—	—	—	(2,672)	(2,672)
Balance—March 31, 2019	18,100,841	$160,384	$382,880	$(17,456)	$525,808

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2018	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,241)	$48,135
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,368	42,401
Stock-based compensation expense	17,754	19,514
Deferred income taxes	50,775	(3,220)
Amortization of debt discount and issuance costs	6,426	6,733
Impairment charges	7,181	—
Other	2,125	1,617
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	7,131	(5,967)
Inventories	(48,703)	16,232
Prepaid expenses and other assets	(22,121)	(6,620)
Accounts payable	19,522	(20,265)
Accrued payroll and related expenses	(1,689)	(4,008)
Advances from customers	32,152	4,258
Other	24,084	(11,066)
Net cash provided by operating activities	115,764	87,744
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(36,432)	(20,905)
Acquisition of businesses, net of cash acquired	(100,567)	(18,271)
Acquisition of intangible and other assets	(2,250)	(1,657)
Net cash used in investing activities	(139,249)	(40,833)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on bank lines of credit	125,000	11,000
Proceeds from long-term debt	626	1,019
Payments on long-term debt	(1,933)	(1,880)
Proceeds from exercise of stock options and employee stock purchase plan	6,608	6,165
Payment of contingent consideration	(2,617)	(4,797)
Repurchase of common stock	(59,684)	(21,029)
Taxes paid related to net share settlement of equity awards	(20,574)	(13,741)
Net cash provided by (used in) financing activities	47,426	(23,263)
Effect of exchange rate changes on cash	410	(813)
Net increase in cash and cash equivalents	24,351	22,835
Cash and cash equivalents—beginning of period	169,650	84,814
Cash and cash equivalents—end of period	$194,001	$107,649
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$6,508	$9,394
Income taxes	$21,728	$28,233

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The results of operations for the nine months ended March 31, 2019 are not necessarily indicative of the operating results to be expected for the full 2019 fiscal year or any future periods.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2019	2018	2019
Net income (loss) available to common stockholders	$2,553	$19,626	$(34,241)	$48,135

Weighted average shares outstanding—basic	18,569	18,079	18,773	18,085
Dilutive effect of equity awards	577	592	—	593
Weighted average shares outstanding—diluted	19,146	18,671	18,773	18,678

Basic earnings (loss) per share	$0.14	$1.09	$(1.82)	$2.66
Diluted earnings (loss) per share	$0.13	$1.05	$(1.82)	$2.58

Weighted average shares excluded from diluted earnings (loss) per share due to their anti-dilutive effect (in thousands)	288	44	753	46

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $107.6 million at March 31, 2019. These funds were held primarily by us and our subsidiaries in the United States, United Kingdom, Singapore, Malaysia, and Mexico, and to a lesser extent in India, Canada and Germany among others. We have cash holdings that exceed insured limits for financial institutions; however, we mitigate this risk by utilizing high credit quality financial institutions throughout the world.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. “Level 1” category includes assets and liabilities at quoted prices in active markets for identical assets and liabilities. “Level 2” category includes assets and liabilities from observable inputs other than quoted market prices. “Level 3” category includes assets and liabilities for which valuation techniques are unobservable and significant to the fair value measurement. As of June 30, 2018 and March 31, 2019, there were no assets where “Level 3” valuation techniques were used. Our contingent payment obligations related to acquisitions, which are further discussed in Note 9 to the condensed consolidated financial statements, are in the “Level 3” category for valuation purposes.

The fair values of our financial assets and liabilities as of June 30, 2018 and March 31, 2019 are categorized as follows (in thousands):

	June 30, 2018				March 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Insurance company contracts	$—	$31,897	$—	$31,897	$—	$34,647	$—	$34,647
Interest rate contract	—	18	—	18	—	4	—	4
Total assets	$—	$31,915	$—	$31,915	$—	$34,651	$—	$34,651
Liabilities—contingent consideration	$—	$—	$15,713	$15,713	$—	$—	$16,869	$16,869

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

Service Revenue. Revenue from services includes installation and implementation of products and turnkey security screening services and after-market services. Generally, revenue from services is recognized over time as the services are performed. Revenues from out of warranty service maintenance contracts are recognized ratably over the respective terms of such contracts. Deferred revenue for such services arises from payments received from customers for services not yet performed.

Contract Revenue. Sales agreements with customers can be project specific, cover a period of time, and can be renewable periodically. The contracts may contain terms and conditions with respect to payment, delivery, installation, services, warranty and other rights. In certain instances, we consider an accepted customer order, governed by a master sales agreement, to be the contract with the customer when legal rights and obligations exist. Contracts with customers may include the sale of products and services, as discussed in the paragraphs above. In certain instances, contracts can contain multiple performance obligations as discussed in the paragraph below. According to the terms of a sale contract, we may receive consideration from a customer prior to transferring goods to the customer, and we record these prepayments as a contract liability. We also record deferred revenue, typically related to service contacts, when consideration is received before the services have been performed. We recognize customer deposits and deferred revenue as net sales after all revenue recognition criteria are met.

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

Effect of Adopting ASC 606. Adopting ASC 606 did not require any cumulative effect adjustment to retained earnings as of July 1, 2018 because the impact on retained earnings was immaterial. The impact to our condensed consolidated statements of operations is shown below for the three and nine month periods ended March 31, 2019 and for the balance sheet as of March 31, 2019.

Statement of Operations (in thousands)

	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
	Results as Reported	Results without Adoption of ASC 606	Effect of Change	Results as Reported	Results without Adoption of ASC 606	Effect of Change
Revenue	$304,284	$293,254	$11,030	$873,738	$843,815	$29,923
Cost of goods sold	192,968	187,111	5,857	556,165	541,402	14,763
Operating expenses	79,196	75,508	3,688	237,489	227,144	10,345
Income from operations	32,120	30, 635	1,485	80,084	75,269	4,815
Interest and other expense, net	(5,595)	(5,595)	—	(16,546)	(16,546)	—
Income tax provision	(6,899)	(6,625)	(274)	(15,403)	(14,593)	(810)
Net income	$19,626	$18,415	$1,211	$48,135	$44,130	$4,005

Balance Sheet (in thousands)

	March 31, 2019
	Balances as Reported	Balances without Adoption of ASC 606	Effect of Change
Assets
Accounts receivable, net	$218,433	$202,266	$16,167
Inventories	297,704	312,494	(14,790)
Other assets	767,978	768,789	(811)
Liabilities
Current liabilities	425,500	428,939	(3,439)
Other liabilities	332,807	332,807	—
Stockholders’ Equity
Retained earnings	382,880	378,875	4,005

We disaggregate revenue by reporting segment (Security, Optoelectronics and Manufacturing, and Healthcare) to depict the nature of revenue in a manner consistent with our business operations and to be consistent with other communications and public filings. Refer to Note 11 to our condensed consolidated financial statements for additional details of revenues by reporting segment.

During the three and nine months ended March 31, 2019, we recognized additional revenue as a result of adopting ASC 606. This is primarily due to sales within our Security division where we met certain contractual performance obligations. As a result, this increased net income and accounts receivable and reduced inventories.

Contract Assets and Liabilities. We enter into contracts to sell products and provide services, and we recognize contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to ASC 606 and, at times, recognize revenue in advance of the time when contracts give us the right to invoice a customer. We may also receive consideration, per the terms of a contract, from customers prior to transferring goods to the customer. We record customer deposits as a contract liability. Additionally, we may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, we record a deferred revenue liability. We recognize these contract liabilities as sales after all revenue recognition criteria are met. The table below shows the balance of contract assets and liabilities as of June 30, 2018 and March 31, 2019, including the change between the periods.

Contract Assets (in thousands)

	June 30, 2018	March 31, 2019	Change	% Change
Unbilled revenue	$13,087	$25,590	$12,503	96%

Contract Liabilities (in thousands)

	June 30, 2018	March 31, 2019	Change	% Change
Advances from customers	$55,761	$60,016	$4,225	8%
Deferred revenue—current	28,899	34,710	5,811	20%
Deferred revenue—long-term	9,562	8,864	(698)	(7)%

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $178.4 million. We expect to recognize revenue on approximately 44% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

Practical Expedients. In cases where we are responsible for shipping after the customer has obtained control of the goods, we have elected to treat the shipping activities as fulfillment activities rather than as a separate performance obligation. Additionally, we have elected to capitalize the cost to obtain a contract only if the period of amortization would be longer than one year. We only give consideration to whether a customer agreement has a financing component if the period of time between transfer of goods and services and customer payment is greater than one year.

Recently Adopted Accounting Pronouncements

Revenue Recognition

As discussed above, we adopted ASC 606 on July 1, 2018 using the modified retrospective method, whereby the adoption does not impact any prior periods.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. We adopted this ASU effective July 1, 2018 using the retrospective approach and the initial adoption had no material effect on our condensed consolidated statement of cash flows.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases with terms of more than 12 months. The ASU also will require qualitative and quantitative disclosures designed to give financial statement readers information on the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for us in the first quarter of fiscal 2020 with early adoption permitted. We plan to adopt the new lease standard effective July 1, 2019, and apply it using the new transition method, under which an entity initially applies the new standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We continue to assess and have not yet made a determination on whether to elect the package of transition practical expedients. In preparation for implementation, we plan to use a software solution to assist with the new reporting requirements and continue to assess the effect of the guidance on existing accounting policies and the consolidated financial statements. We expect the valuation of our right-of-use assets and lease liabilities, previously described as operating leases, to approximate the present value of our forecasted future lease commitments. We are currently implementing processes to comply with the measurement and disclosure requirements.

Retirement Benefit Plans

In August 2018, the FASB issued authoritative guidance under ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other post-retirement plans. We are required to adopt this new guidance in the first quarter of fiscal 2021. We are currently evaluating the potential impact of the adoption of this guidance on our consolidated financial statements.

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

2.  Business Combinations

Under ASU 805, Business Combinations the acquisition method of accounting requires us to record assets acquired less liabilities assumed in an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase price over the estimated fair value of the assets acquired less liabilities assumed should be recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. We may record adjustments to the assets acquired and liabilities assumed, with corresponding adjustments to goodwill, during the one-year post-acquisition measurement period as additional information becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are reflected in reported earnings.

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

In August 2018, we (through our Security division) completed an acquisition of a privately held services company for approximately $0.8 million, plus up to approximately $5 million in contingent consideration, which may be earned over a five-year period. The acquisition was financed with cash on hand. The goodwill recognized for this business is not expected to be deductible for income tax purposes.

In January 2019, we (through our Security division) completed an acquisition of a privately held sales and services company. The acquisition was financed with cash on hand and was in an amount determined to be insignificant by management.

These business acquisitions, individually and in the aggregate, were not material to our consolidated financial statements. Accordingly, pro-forma historical results of operations related to these businesses have not been presented.

Fiscal Year 2018 Business Acquisitions

Acquisition of Explosive Trace Detection Business

On July 7, 2017, we acquired the global explosive trace detection business (“ETD”) from Smiths Group plc. This acquisition was a carve out from a larger entity. We financed the total purchase price of $80.5 million with a combination of cash on hand and borrowings under our revolving bank line of credit. Pro-forma results were not presented because, based on the date of the acquisition, there was not a material difference between pro-forma and actual results in the condensed consolidated financial statements of operations for the nine months ended March 31, 2018 and 2019.

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

The goodwill is largely attributable to expected growth, intellectual capital and the assembled workforce of the ETD business. Intangible assets were recorded at fair value, as determined by management based on available information, with assistance from a third party. The fair value attributed to the intangible assets acquired was based on estimates, assumptions and other information compiled by management, and valuations resulting from established valuation techniques. The value attributed to goodwill and intangible assets is partially non-deductible for income tax purposes. The following table summarizes the fair value of acquired identifiable intangible assets as of the acquisition date (amounts in thousands):

	Weighted
	Average Estimated	Fair
	Lives	Value

Developed technology	10 years	$14,210
Customer relationships/backlog	7 years	16,070
In-process research and development (“IPR&D”)		90
Total intangible assets		$30,370

Other Fiscal Year 2018 Business Acquisitions

In July 2017, we (through our Security division) completed an acquisition of a privately held technology company. The acquisition was financed with cash on hand and was in an amount including potential earnout consideration determined to be insignificant by management.

In January 2018, we (through our Optoelectronics and Manufacturing division) acquired an electronics component designer and manufacturer for approximately $22 million, plus up to $6 million in contingent consideration, which may be earned over a three-year period. The goodwill recognized for this business is not expected to be deductible for income tax purposes. The acquisition was financed with cash on hand and borrowings under our revolving bank line of credit.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30, 2018	March 31, 2019

Accounts receivable	$225,336	$234,411
Less allowance for doubtful accounts	(14,592)	(15,978)
Total	$210,744	$218,433

	June 30, 2018	March 31, 2019

Raw materials	$156,612	$151,383
Work-in-process	89,468	79,188
Finished goods	67,472	67,133
Total	$313,552	$297,704

	June 30,	March 31,
	2018	2019
Land	$16,569	$16,561
Buildings, civil works and improvements	56,585	55,322
Leasehold improvements	9,681	7,903
Equipment and tooling	117,294	127,579
Furniture and fixtures	3,331	3,202
Computer equipment	18,759	18,199
Computer software	19,509	19,647
Computer software implementation in process	4,318	7,747
Construction in process	790	4,682
Total	246,836	260,842
Less accumulated depreciation and amortization	(131,312)	(135,926)
Property and equipment, net	$115,524	$124,916

Depreciation expense was $5.4 million and $5.1 million for the three months ended March 31, 2018 and 2019, respectively, and approximately $38.4 million and $15.4 million for the nine months ended March 31, 2018 and 2019, respectively. The year-over-year decrease in depreciation for the nine months ended March 31, 2019 is due to certain assets becoming fully depreciated in fiscal year 2018, as well as the transfer of certain assets as discussed below.

In January 2018, we entered into a two-year agreement with the Mexican government to continue providing security screening services. Upon inception of the contract, we transferred certain fixed assets with a net book value of $29.5 million to the customer, and this remaining cost to obtain the contract is amortized on a straightline basis over the term of the contract as corresponding revenues are recognized. During the three and nine months ended March 31, 2019, we recognized $3.6 million and $10.7 million, respectively, of amortization expense related to such assets. For the three and nine months ended March 31, 2018, we recognized $3.2 million of amortization expense related to such assets. As of March 31, 2019, $11.1 million was recorded within Prepaid expenses and other current assets.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine month period ended March 31, 2019 are as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2018	$191,810	$40,157	$60,246	$292,213
Goodwill acquired or adjusted during the period	7,992	—	7,472	15,464
Foreign currency translation adjustment	(135)	6	(87)	(216)
Balance as of March 31, 2019	$199,667	$40,163	$67,631	$307,461

Intangible assets consisted of the following (in thousands):

		June 30, 2018			March 31, 2019
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	8 years	$28,174	$(9,423)	$18,751	$28,706	$(11,730)	$16,976
Patents	19 years	8,401	(1,618)	6,783	8,456	(1,785)	6,671
Developed technology	10 years	52,780	(9,706)	43,074	54,604	(13,861)	40,743
Customer relationships/ backlog	7 years	63,398	(17,891)	45,507	66,085	(22,842)	43,243
Total amortizable assets		152,753	(38,638)	114,115	157,851	(50,218)	107,633
Non-amortizable assets:
Trademarks and trade names		25,596	—	25,596	26,509	—	26,509
IPR&D		2,290	—	2,290	2,290	—	2,290
Total intangible assets		$180,639	$(38,638)	$142,001	$186,650	$(50,218)	$136,432

Amortization expense related to intangible assets was $5.1 million and $5.4 million for the three months ended March 31, 2018 and 2019, respectively. For the nine months ended March 31, 2018 and 2019, amortization expense was $13.8 million and $16.3 million, respectively. At March 31, 2019, the estimated future amortization expense of intangible assets was as follows (in thousands):

2019 (remaining 3 months)	$5,329
2020	20,022
2021	18,732
2022	14,832
2023	13,750
Thereafter, including assets that have not yet begun to be amortized	34,968
Total	$107,633

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended March 31, 2018 and 2019, we capitalized software development costs in the amounts of $1.0 million and $0.8 million, respectively. For the nine months ended March 31, 2018 and 2019, we capitalized software development costs in the amounts of $1.3 million and $1.8 million, respectively.

5. Impairment, restructuring and other charges

Impairment

During the three and nine months ended March 31, 2019, there were no impairment charges. During the nine months ended March 31, 2018, we (i) abandoned a product line in our Security division that became redundant as a result of the ETD acquisition, (ii) abandoned a non-core product line in our Healthcare division, and (iii) abandoned certain trademarks in our Optoelectronics and Manufacturing division that were no longer used. As a result, $7.1 million of assets, including intangible and fixed assets, were written off as we determined that these assets had no value and were permanently impaired.

Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers and also to fully integrate acquisitions, and thereby improve operational efficiency.

The following table summarizes impairment, restructuring and other charges for the periods set forth below (in thousands):

	Three Months Ended March 31, 2018
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Impairment charges	$91	$3,946	$—	$—	$4,037
Acquisition-related costs	—	—	—	77	77
Employee termination costs	18	3	269	—	290
Facility closures/consolidation	117	(8)	—	—	109
Legal and accrued settlement costs, net	—	5,766	—	3,783	9,549
Total expensed	$226	$9,707	$269	$3,860	$14,062

	Three Months Ended March 31, 2019
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$—	$—	$—	$—	$—
Employee termination costs	—	—	—	—	—
Facility closures/consolidation	—	—	—	—	—
Legal and accrued settlement costs, net	—	—	—	(1,777)	(1,777)
Total expensed	$—	$—	$—	$(1,777)	$(1,777)

	Nine Months Ended March 31, 2018
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Impairment charges	$1,581	$4,525	$1,075	$—	$7,181
Acquisition-related costs	—	—	—	1,258	1,258
Employee termination costs	348	3	415	—	766
Facility closures/consolidation	198	235	—	—	433
Legal and accrued settlement costs, net	—	9,966	—	3,885	13,851
Total expensed	$2,127	$14,729	$1,490	$5,143	$23,489

	Nine Months Ended March 31, 2019
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$—	$—	$287	$—	$287
Employee termination costs	—	1,442	133	—	1,575
Facility closures/consolidation	—	2,084	—	—	2,084
Legal and accrued settlement costs, net	—	—	—	(2,792)	(2,792)
Total expensed	$—	$3,526	$420	$(2,792)	$1,154

The changes in the accrued liability for restructuring and other charges for the nine month period ended March 31, 2019 were as follows (in thousands):

	Acquisition- related Costs	Employee Termination Costs	Facility Closure/ Consolidation Cost	Legal and Settlement Charges	Total
Balance as of June 30, 2018	$—	$837	$399	$14,065	$15,301
Restructuring and other charges, net	287	1,575	2,084	(2,792)	1,154
Payments and other adjustments	(287)	(2,147)	(2,163)	(1,195)	(5,792)
Balance as of March 31, 2019	$—	$265	$320	$10,078	$10,663

6. Borrowings

Revolving Credit Facility

In December 2016, we entered into an amendment to our revolving credit facility, which, among other things, increased the aggregate committed amount available to us from $450 million to $525 million and extended the maturity date to December 2021. The credit facility includes a $300 million sub limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR, or a comparable rate in accordance with the terms of the credit agreement, plus a margin of 1.50% as of March 31, 2019 (which margin can range from 1.25% to 2.0% based on our consolidated net leverage ratio as defined in the credit facility). Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.20% as of March 31, 2019, but this fee can range from 0.20% to 0.30% based on our consolidated net leverage ratio as defined in the credit facility. Our borrowings under the credit agreement are guaranteed by certain of our U.S. based subsidiaries and are secured by substantially all of our assets and the assets of certain of our subsidiaries. The credit agreement contains various representations and warranties, affirmative, negative and financial covenants and conditions of default. As of March 31, 2019, there was $124.0 million of borrowings outstanding under the revolving credit facility and $59.1 million outstanding under the letters of credit sub-facility. The amount available to borrow under the credit facility as of March 31, 2019 was $341.9 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. Although the principal amount of each revolving loan is due and payable in full on the maturity date, we have the right to repay each revolving loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under this revolving credit facility. Therefore, borrowings under the credit facility are included in current liabilities. As of March 31, 2019, we are in compliance with all covenants under this credit facility.

On April 23, 2019, we entered into an amendment to our revolving credit facility, which, among other things (i) increases the size of the credit facility to $535 million, (ii) extends the maturity date to April 2024, (iii) reduces the margin rate by 0.25% for each pricing tier and (iv) reduces the unused commitment fee.

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

Pursuant to ASC 470-20, we allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long term debt in the consolidated balance sheet and amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense related to the Notes for the three and nine months ended March 31, 2019 was $3.2 million and $9.4 million, respectively, which consisted of $0.9 million and $2.7 million of contractual interest expense, $2.0 million and $5.8 million of debt discount amortization, and $0.3 million and $0.9 million of amortization of debt issuance costs. The total interest expense related to the Notes for the three and nine months ended March 31, 2018 was $3.1 million and $9.2 million, respectively, which consisted of $0.9 million and $2.7 million of contractual interest expense, $1.9 million and $5.6 million of debt discount amortization, and $0.3 million and $0.9 million of amortization of debt issuance costs. As of March 31, 2019, the unamortized debt discount was $29.3 million which is being amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.50%. The unamortized debt issuance cost of $4.0 million as of March 31, 2019 is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes. Based on our March 31, 2019 stock price of $87.60 per share, the “if-converted” value of the Notes did not exceed the principal amount.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines of credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters of credit. As of March 31, 2019, $53.3 million of letters of credit were outstanding under these credit facilities. As of March 31, 2019, the total amount available under these credit facilities was $15.1 million.

In September 2012, we entered into a seven year term loan agreement for $11.1 million to fund the acquisition of land and a building in the state of Washington. The principal on the loan, together with interest at LIBOR plus 1.25%, is payable on a monthly basis over seven years. The outstanding balance on this loan as of March 31, 2019 was $0.9 million compared to a balance of $2.1 million as of June 30, 2018. Concurrent with entering into the floating rate loan, we entered into an interest rate swap agreement that effectively locks the interest rate of the loan at 2.2% per annum for the term of the loan.

Long-term debt consisted of the following (in thousands):

	June 30, 2018	March 31, 2019
1.25% convertible notes due 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(35,133)	(29,281)
Unamortized debt issuance costs	(4,897)	(4,016)
1.25% convertible notes due 2022, net of unamortized discount and debt issuance costs	247,470	254,203
Term loans	2,114	925
Other long-term debt	1,658	1,985
	251,242	257,113
Less current portion of long-term debt	(2,262)	(1,702)
Long-term portion of debt	$248,980	$255,411

7. Stockholders’ Equity

Stock-based Compensation

As of March 31, 2019, we maintained the Amended and Restated 2012 Incentive Award Plan (the “2012 Plan”) and the Amended and Restated 2006 Equity Participation Plan (“2006 Plan”) as stock-based employee compensation plans. No further grants may be made under the 2006 Plan. In addition, pursuant to the acquisition of American Science and Engineering, Inc. (“AS&E”), we assumed two stock-based employee compensation plans: the AS&E 2005 Equity and Incentive Plan and the AS&E 2014 Equity and Incentive Plan (collectively the “AS&E Plans”). No new equity grants will be made under the AS&E Plans. The 2012 Plan, the 2006 Plan, and the AS&E Plans are collectively referred to as the “OSI Plans”.

We recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2019	2018	2019
Cost of goods sold	$251	$182	$739	$539
Selling, general and administrative	5,614	5,543	16,574	18,487
Research and development	149	163	441	488
Stock-based compensation expense	$6,014	$5,888	$17,754	$19,514

As of March 31, 2019, total unrecognized compensation cost related to stock-based compensation grants under the OSI Plans were estimated at $0.6 million for stock options and $19.4 million for RSUs. We expect to recognize these costs over a weighted average period of 2.0 years with respect to the stock options and 1.9 years for grants of RSUs.

The following summarizes stock option activity during the nine months ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2018	677,525	$32.80
Granted	18,135	$72.39
Exercised	(108,008)	$22.82
Expired or forfeited	(9,618)	$70.28
Outstanding at March 31, 2019	578,034	$35.29	2.6 years	$30,247
Exercisable at March 31, 2019	540,646	$32.37	2.1 years	$29,865

The following summarizes RSU award activity during the nine months ended March 31, 2019:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2018	526,377	$71.56
Granted	362,025	73.80
Vested	(357,924)	71.01
Forfeited	(13,669)	73.74
Nonvested at March 31, 2019	516,809	$73.45

As of March 31, 2019, there were approximately 1.6 million shares available for grant under the 2012 Plan. Under the terms of the 2012 Plan, RSUs granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 117,346 and 97,514 performance-based RSUs during the nine months ended March 31, 2018 and 2019, respectively. These performance based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 280% of the original number of shares or units awarded.

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

We did not repurchase any shares during the three months ended March 31, 2019. During the nine months ended March 31, 2019, we repurchased 288,316 shares of our common stock, and as of March 31, 2019, there were 562,707 shares available to repurchase under the program.

8. Retirement Benefit Plans

We sponsor various retirement benefit plans including qualified and nonqualified defined benefit pension plans for our employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2019	2018	2019
Service cost	$216	$98	$648	$295
Interest cost	9	8	25	25
Amortization of prior service cost	70	14	210	42
Net periodic pension expense	$295	$120	$883	$362

For each of the three months ended March 31, 2018 and 2019, we made no contributions to these defined benefit plans. For each of the nine months ended March 31, 2018 and 2019, we made contributions of $1.0 million to these defined benefit plans.

We also maintain various defined contribution plans. For each of the three months ended March 31, 2018 and 2019, we made contributions of $1.6 million to these defined contribution plans. For the nine months ended March 31, 2018 and 2019, we made contributions of $4.6 million and $4.7 million, respectively, to these defined contribution plans.

9. Commitments and Contingencies

Contingent Acquisition Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration caps, the maximum amount of such potential future payments is $28.7 million as of March 31, 2019. In addition, we are required to make royalty payments through 2022 based on the license of, or sales of products containing, the technology of CXR Limited, a company acquired in 2004.

We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business; and we made $1.3 million of such payments during the nine months ended March 31, 2019.

No payments were made during the three months ended March 31, 2019. For acquisitions completed after fiscal 2009, pursuant to Financial Accounting Standard 141R, which was codified into ASC 805, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition with subsequent revisions recorded in Selling, general and administrative expense in the consolidated financial statements. The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, which may include projected revenues, gross margins, operating income, and the estimated probability of achieving the earn-outs.

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2018 to March 31, 2019 of the contingent consideration liability, which is included in Other accrued expenses and current liabilities, and Other long-term liabilities in our consolidated balance sheets:

Beginning fair value, June 30, 2018	$15,713
Additions	5,173
Change in fair value	(512)
Payments	(3,505)
Ending fair value, March 31, 2019	$16,869

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations and warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential indemnification amount under these indemnification agreements due to a limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of March 31, 2019.

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

Product Warranties

We offer our customers warranties on many of the products that we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The warranty provision also includes estimated warranty expenses assumed as part of business acquisitions. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The warranty provision is included in Other accrued expenses and current liabilities in the consolidated balance sheets.

The following table presents changes in warranty provisions (in thousands):

	Nine Months Ended March 31,
	2018	2019
Balance at beginning of period	$15,178	$21,819
Additions	9,191	7,365
Acquisitions and adjustments	1,240	(230)
Reductions for warranty repair costs	(5,219)	(6,545)
Balance at end of period	$20,390	$22,409

Legal Proceedings

In December 2017, a short seller released a report regarding our compliance with the FCPA. Following that report, we and certain of our executive officers have been named as defendants in several lawsuits in the United States District Court for the Central District of California (the “District Court”) that were filed in December 2017 and February 2018. Each of the complaints closely tracks the allegations set forth in the short seller’s report. All of the actions, which were consolidated by the District Court in March 2018 in an action captioned Arkansas Teacher Retirement System et al. v. OSI Systems, Inc. et al., No. 17 cv 08841, allege violations of Sections 10(b) and 20(a) of Exchange Act, relating to certain of our public statements and filings with the SEC, and seek damages and other relief based upon the allegations in the complaints. In April and May 2018, two shareholder derivative complaints were filed purportedly on behalf of the Company against the current members of our Board of Directors (as individual defendants), a former member of our Board of Directors, and certain members of management. The first, captioned Riley v. Chopra et al., No. 18 cv 03371, was filed in the District Court, and the second, captioned Genesee County Employees’ Retirement System v. Chopra, et al., No. BC705958, was filed in the Superior Court of the State of California, County of Los Angeles. In March 2019, a third shareholder derivative complaint captioned Kocen v. Chopra et al., No. 19 cv 01741 was filed in the District Court purportedly on behalf of the Company against the current members of our Board of Directors (as individual defendants) and one former member of our Board of Directors. The complaints allege, among other things, breach of fiduciary duties relating to the allegations contained in the above-mentioned short seller report. The complaints seek damages, restitution, injunctive relief, attorneys’ and experts’ fees, costs, expenses, and other unspecified relief. We believe that these actions are without merit and intend to defend them vigorously, and we expect to incur costs associated with defending against these actions. At this early stage of the litigations, the ultimate outcomes are uncertain and we cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on our financial statements.

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

10. Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) enacted in 2017 resulted in the U.S. Federal income tax rate being reduced from 35% to 21% effective January 1, 2018. During the measurement period, which is one year from the date of enactment, or the completion of all estimates made in connection with the Tax Act, companies are permitted to make additional income tax adjustments and revisions of estimates related to the Tax Act. During the quarter ended December 31, 2018, we concluded our analysis of the impact of the Tax Act and made no adjustments to the provisional amounts previously recorded. While our accounting for the recorded impact of the Tax Act as of December 31, 2018 was deemed to be complete, this amount was based on prevailing regulations and available information as of December 31, 2018.  Additional guidance issued by the Internal Revenue Service (IRS) and changes to State laws may continue to impact our recorded amounts after December 31, 2018.

The Tax Act subjects a U.S. corporation to tax on its GILTI (Global Intangible Low Income Tax), FDII (Foreign-Derived Tangible Income Taxes), and BEAT (Base Erosion Anti-abuse Tax). We included the impact of these taxes in our forecast effective tax rate. Interpretive guidance on the accounting for GILTI states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. In fiscal 2019, we made the accounting policy election to recognize GILTI as a period expense.

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

Our effective tax rate for the three and nine months ended March 31, 2019 was 26.0% and 24.2%, respectively. Excluding certain discrete tax items, the adjusted effective tax rate for the three and nine months ended March 31, 2019 was 28.6% and 28.4%, respectively. During the three and nine month periods ended March 31, 2019, we recognized tax benefits for equity-based compensation of $0.7 million and $2.6 million, respectively, under ASU 2016-09. As a result of the enactment of the Tax Act in December 2017, we recognized a charge of $56 million in the second quarter of fiscal 2018. Our reported tax rate was 18.1% for the third quarter of fiscal 2018, and 210.0% for the first nine months of fiscal 2018, which includes the Tax Act charge. The adjusted effective tax rate, excluding the Tax Act related charge and certain discrete tax items, was 28.2% for the three and nine months ended March 31, 2018.

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

The following tables set forth the results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2019	2018	2019
Revenues (1) — by Segment:
Security division	$170,270	$193,486	$504,784	$552,130
Healthcare division	43,758	48,865	141,793	138,697
Optoelectronics and Manufacturing division, including intersegment revenues	66,212	70,927	189,024	213,900
Intersegment revenues elimination	(12,941)	(8,994)	(33,641)	(30,989)
Total	$267,299	$304,284	$801,960	$873,738

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2019	2018	2019
Income (loss) from operations — by Segment:
Security division	$21,028	$24,943	$66,192	$74,056
Healthcare division	(8,425)	5,418	(6,975)	5,752
Optoelectronics and Manufacturing division	6,547	7,320	16,224	22,212
Corporate	(10,730)	(5,354)	(28,601)	(21,265)
Eliminations (2)	(677)	(207)	(1,556)	(671)
Total	$7,743	$32,120	$45,284	$80,084

	June 30, 2018	March 31, 2019
Assets — by Segment:
Security division	$804,527	$798,215
Healthcare division	167,611	154,212
Optoelectronics and Manufacturing division	220,373	245,176
Corporate	66,453	90,258
Eliminations (2)	(3,273)	(3,746)
Total	$1,255,691	$1,284,115

(1)        For the nine months ended March 31, 2018, one customer, Servicio de Administactión Tributaria (“SAT”) in Mexico, accounted for 11% of total net revenues. For the three months ended March 31, 2018 and the three and nine months ended March 31, 2019, no customer accounted for greater than 10% of total net revenues.

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

This management’s discussion and analysis of financial condition as of March 31, 2019 and results of operations for the three and nine months ended March 31, 2019 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. The expectations, beliefs, and projections reflected in the forward-looking statements may prove to be inaccurate, and actual results may differ materially from those reflected in such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and other documents filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, we could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation, including the Tax Act; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our ongoing investigations and compliance reviews, contract and regulatory compliance matters, and actions, if brought, resulting in judgments, settlements, fines, injunctions, debarment or penalties, and other risks and uncertainties, including, but not limited to, those detailed herein and from time to time in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operations. All forward-looking statements contained in this report are qualified in their entirety by this statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 63% of our total consolidated revenues for each of the nine months ended March 31, 2018 and 2019.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring and diagnostic cardiology systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 18% and 16% of our total consolidated revenues for the nine months ended March 31, 2018 and 2019, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 19% and 21% of our total consolidated revenues for the nine months ended March 31, 2018 and 2019, respectively.

Acquisition Activity.  During the nine months ended March 31, 2019, we  acquired an optoelectronics solutions business for $17.5 million, plus up to $1.0 million in potential earnout consideration, and also completed acquisitions of two small companies in our Security division. The acquisitions were financed with cash on hand and borrowings under our revolving bank line of credit.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have and may continue to influence our results of operations.

Global Economic Considerations.  Global macroeconomic factors, coupled with the U.S. political climate, have created uncertainty and impacted demand for certain of our products and services primarily in our Security and Healthcare divisions. The current status and potential outcomes of Brexit negotiations has contributed to global economic uncertainty and could have an adverse impact on our UK business, including our orders and sales operations and personnel in the UK. We do not know how long this uncertainty will continue. Therefore, we expect that there may be a period of delayed or deferred purchasing by our customers. These factors could have a material negative effect on our business, results of operations and financial condition. Additionally, our international operations provide a significant portion of our total revenue and expenses. Many of these revenues and expenses are denominated in currencies other than the U.S. dollar, and, as a result, may be significantly affected by changes in foreign exchange rates.

Global Trade.  The current domestic and international political environment, including existing and potential changes to U.S. and foreign policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. Further, the U.S. government has announced that sanctions would be imposed against certain businesses and individuals in select countries. Additional changes may require us to modify our current business practices and could have a material adverse effect on our business, results of operations and financial condition in any particular reporting period.

Healthcare Considerations.  The results of our operations had been adversely impacted in prior periods by difficulties associated with product launches in our Healthcare division. These issues may continue to adversely impact our results of operations for additional periods. Additionally, there have been numerous efforts advanced by the Trump administration and Congress to repeal and replace or modify the Affordable Care Act, which has created uncertainty in the healthcare industry that has adversely impacted, and may continue to adversely impact, our results of operations.

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

Government Policies.  Our net income could be affected by changes in U.S. or foreign government tax policies, such as the Tax Act, the implications and uncertainties of which are described elsewhere in this report. We attempt to manage our currency exposure in certain countries. Changes in government policies in these areas might impact our financial condition and results of operations.

Results of Operations for the Three Months Ended March 31, 2018 (Q3 2018) Compared to Three Months Ended March 31, 2019 (Q3 2019) (amounts in millions)

Net Revenues

The table below and the discussion that follows reflect the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	Q3 2018	% of Net Revenues	Q3 2019	% of Net Revenues	$ Change	% Change
Security	$170.3	64%	$193.5	64%	$23.2	14%
Healthcare	43.7	16%	48.9	16%	5.2	12%
Optoelectronics / Manufacturing	53.3	20%	61.9	20%	8.6	16%
Total net revenues	$267.3	100%	$304.3	100%	$37.0	14%

Revenues for the Security division during the three months ended March 31, 2019 increased primarily as a result of significant growth in sales of cargo and vehicle inspection equipment and explosive detection systems. These increases were partially offset by lower service revenue primarily as a result of the reduced revenues from the current contract with SAT in Mexico, as well as decreased sales of checkpoint equipment.

Revenues for the Healthcare division for the three months ended March 31, 2019 increased primarily driven by strong U.S. sales in our core patient monitoring business. In addition, the cardiology and supplies and accessories product lines reported modest year-over-year increases in revenue. These increases were partially offset by the de-emphasis of sales in, and exiting of, our anesthesia product line.

Revenues for the Optoelectronics and Manufacturing division for the three months ended March 31, 2019 increased primarily as a result of strong external sales growth in our commercial optoelectronics business along with modest growth in our contract manufacturing businesses as well as $4.2 million in revenues from a business acquired in July 2018.

Gross Profit

	Q3 2018	% of Net Revenues	Q3 2019	% of Net Revenues
Gross profit	$97.6	36.5%	$111.3	36.6%

Gross profit during the three months ended March 31, 2019 increased as a result of the growth in net revenues. The gross margin for the quarter ended March 31, 2019 was relatively consistent with that of the same period in fiscal 2018.

Operating Expenses

	Q3 2018	% of Net Revenues	Q3 2019	% of Net Revenues	$ Change	% Change
Selling, general and administrative	$59.8	22.4%	$67.3	22.1%	$7.5	13%
Research and development	15.9	5.9%	13.7	4.5%	(2.2)	(14)%
Impairment, restructuring and other charges	14.1	5.3%	(1.8)	(0.6)%	(15.9)	(113)%
Total operating expenses	$89.8	33.6%	$79.2	26.0%	$(10.6)	(12)%

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees, third party commissions and marketing expenses. SG&A expenses increased to support the growth of the Company, including increased selling commissions, marketing programs and incentive based compensation.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. The decrease in R&D expenses reflected reduced costs in our Security division for ongoing engineering projects and  decreased costs in our Healthcare division due to cost efficiencies realized with respect to ongoing project and development programs.

Impairment, restructuring and other charges. Impairment, restructuring and other charges generally consist of the write-down of assets that we believe are permanently impaired, charges related to reductions in our workforce, facility consolidations, costs related to acquisition activity, legal charges and other non-recurring charges. In the third quarter of fiscal 2019, we recovered certain legal costs through insurance reimbursement resulting in a net credit of $1.8 million.

Such charges in the prior-year period included: (i) $5.8 million of accrued charges for estimated settlements due to exiting the anesthesia product line; (ii) $3.9 million of asset impairment associated with the anesthesia related assets; (iii) $3.8 million of legal and settlement costs; (iv) $0.4 million in facility closure and employee termination costs; and (v) $0.2 million of other charges

Other Income and Expenses

Interest expense, net. For the three months ended March 31, 2019, interest and other expense, net was $5.6 million as compared to $4.6 million in the comparable prior-year period. This increase was driven primarily by a higher average debt balance and an increased average interest rate on our revolving credit facility. Interest expense in each period included $2.0 million of non-cash interest expense related to the Notes (see Note 6 to the condensed consolidated financial statements for further discussion).

Income taxes. The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries. For the three months ended March 31, 2019, our income tax provision was $6.9 million, compared to $0.6 million for the comparable prior-year period. The effective tax rate for the three months ended March 31, 2019 was 26.0% compared to 18.1% in the prior year period. Excluding the net impact of a $0.7 million discrete tax benefit, our effective tax rate for the three months ended March 31, 2019 was 28.6% compared to 28.2% in the same prior-year period.

Results of Operations for the Nine Months Ended March 31, 2018 (YTD Q3 2018) Compared to Nine Months Ended March 31, 2019 (YTD Q3 2019) (amounts in millions)

Net Revenues

The table below and the discussion that follows reflect the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q3 2018	% of Net Revenues	YTD Q3 2019	% of Net Revenues	$ Change	% Change
Security	$504.8	63%	$552.1	63%	$47.3	9%
Healthcare	141.8	18%	138.7	16%	(3.1)	(2)%
Optoelectronics / Manufacturing	155.4	19%	182.9	21%	27.5	18%
Total net revenues	$802.0	100%	$873.7	100%	$71.7	9%

Revenues for the Security division for the nine months ended March 31, 2019 increased as a result of significant growth in sales of cargo and vehicle inspection systems and explosive detection systems. These increases were partially offset by lower checkpoint and trace detection equipment revenues. In addition, service revenues decreased primarily due to a reduction in revenue from the contract with SAT in Mexico entered into in January 2018.

Revenues for the Healthcare division for the nine months ended March 31, 2019 decreased primarily due to our de-emphasis of the anesthesia product line and the exit of an underperforming sales channel in the second quarter of fiscal 2019, which collectively resulted in approximately $3.9 million of reduced revenues.  This was partially offset by growth in supplies and accessories, cardiology and service sales.

Revenues for the Optoelectronics and Manufacturing division for the nine months ended March 31, 2019 increased primarily due to the contribution of $21.4 million in revenues from two business acquired during calendar 2018 as well as strong general sales in our commercial optoelectronics business.

Gross Profit

	YTD Q3 2018	% of Net Revenues	YTD Q3 2019	% of Net Revenues
Gross profit	$290.5	36.2%	$317.6	36.3%

Gross profit during the nine months ended March 31, 2019 increased as a result of the growth in net revenues. The gross margin for the nine months ended March 31, 2019 was relatively consistent with that of the same period in fiscal 2018.

Operating Expenses

	YTD Q3 2018	% of Net Revenues	YTD Q3 2019	% of Net Revenues	$ Change	% Change
Selling, general and administrative	$175.6	21.9%	$196.1	22.4%	$20.5	12%
Research and development	46.1	5.8%	40.3	4.6%	(5.8)	(13)%
Impairment, restructuring and other charges	23.5	2.9%	1.1	0.1%	(22.4)	(95)%
Total operating expenses	$245.2	30.6%	$237.5	27.1%	$(7.7)	(3)%

Selling, general and administrative.  SG&A expense increased to support our growth, including greater selling commissions expense and  incentive based compensation programs.

Research and development. R&D expenses during the nine months ended March 31, 2019 decreased due to reduced costs in our Security division from consolidation following an acquisition completed in the prior year and reduced costs for ongoing engineering projects. Further, R&D expenses decreased in our Healthcare division due to reduced compensation and professional fees and the de-emphasis of the anesthesia product line and related development programs.

Impairment, restructuring and other charges.  For the nine months ended March 31, 2019, we incurred restructuring and other charges of $3.6 million related to employee termination and facility closure costs and $0.3 million in acquisition costs, which were partially offset by a net $2.8 million recovery of certain legal costs as a result of insurance reimbursements. Impairment, restructuring and other charges incurred in the prior year period include: (i) $9.7 million of costs associated with the abandonment of a product line in our Healthcare division; (ii) $3.1 million of impairment of intangibles, primarily trademarks, related to two acquired brands that have been merged into existing product lines as well as assets associated with abandoned product lines; (iii) $8.1 million of accrued charges related to estimated legal settlements; (iv) $1.3 million of acquisition costs; and (v) $1.2 million of employee termination and facility closure costs for restructuring activities.

Other Income and Expenses

Interest expense, net.  For the nine months ended March 31, 2019, interest expense, net, was $16.5 million as compared to $14.2 million for the same prior-year period. This increase was driven by higher fiscal 2019 average debt balances and the impact of increased interest rates under our revolving credit facility. Interest expense included $5.8 million and $5.6 million, respectively, of non-cash interest expense related to the Notes for the nine months ended March 31, 2019 and 2018 (see Note 6 to the condensed consolidated financial statements for further discussion).

Income taxes.  For the nine months ended March 31, 2019, our income tax provision was $15.4 million, compared to $65.4 million for the comparable prior-year period. The prior year tax provision included $56.2 million of discrete tax expense resulting from the enactment of the Tax Act and $0.4 million related to other discrete tax items. The effective tax rate for the nine months ended March 31, 2019 was 24.2% compared to 210.0% in the prior period which includes the effect of the discreet tax item related to the enactment of the Tax Act. Excluding the net impact of discrete tax items, our effective tax rate for the nine months ended March 31, 2019 was 28.4%, compared to 28.2% in the prior-year period.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility. Cash and cash equivalents totaled $107.6 million as of March 31, 2019, an increase of 27% from $84.8 million as of June 30, 2018. During the nine months ended March 31, 2019, we generated $87.7 million of cash flow from operations. We utilized cash from operations and borrowings from our revolving line of credit as follows: (i) $20.9 million invested in capital expenditures; (ii) $19.9 million for the acquisition of businesses and intangible and other assets; and (iii) $34.8 million for share repurchases and taxes paid related to the net share settlement of equity awards. If we continue to net settle equity awards, we will use additional cash to pay tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, cash generated from operations, and credit facilities will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future beyond.

We had a five-year revolving credit facility maturing in December 2021 that allowed us to borrow up to $525 million. As of March 31, 2019, there was $124.0 million outstanding under the revolving credit facility and $59.1 million outstanding under the letters of credit sub-facility. On April 23, 2019, we entered into an amendment to our revolving credit facility, which, among other things, increased the size of the credit facility from $525 million to $535 million and extended the maturity date to April 2024.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the nine months ended March 31, 2019, we generated cash from operations of $87.7 million compared to $115.8 million in the same prior-year period. Cash flow from operating activities during the first nine months of fiscal 2019 primarily consisted of net income of $48.1 million, adjusted for certain non-cash items, including total depreciation and amortization of $42.4 million, stock-based compensation expense of $19.5 million, and amortization of debt discount and issuance costs of $6.7 million, and was reduced by the net impact of changes in operating assets and liabilities, which decreased cash by $27.4 million. Cash flow from operating activities during the first nine months of fiscal 2018 primarily consisted of net loss of $34.2 million, adjusted for certain non-cash items, including total depreciation and amortization of $55.4 million, stock-based compensation expense of $17.8 million, amortization of debt discount and issuance costs of $6.4 million, change in deferred taxes of $50.8 as a result of the Tax Act and impairment charges of $7.2 million, and was increased by the net impact of changes in operating assets and liabilities, which provided cash of $10.4 million.

Cash Used in Investing Activities. Net cash used in investing activities was $40.8 million for the nine months ended March 31, 2019 as compared to $139.2 million for the nine months ended March 31, 2018. During the nine months ended March 31, 2019, we used cash of $20.9 million for capital expenditures, $17.5 million for the acquisition of an optoelectronics solutions business, and $0.8 million for the acquisition of two businesses in our Security division. During the nine months ended March 31, 2018, we used cash of $103.2 million for acquisitions, consisting primarily of the ETD business and a flex circuit business, and $36.4 million in capital expenditures, including $19.8 million to purchase the AS&E headquarters facility.

Cash Provided by (Used in) Financing Activities. Net cash used in financing activities was $23.3 million for the nine months ended March 31, 2019, compared to net cash provided by financing activities of $47.4 million for the nine months ended March 31, 2018. During the nine months ended March 31, 2019, our primary source of financing was $11.0 million borrowed under our revolving credit facility. This source of funds was offset by $34.8 million used for share repurchases and taxes paid related to the net share settlement of equity awards. During the nine months ended March 31, 2018, our primary source of financing was $125 million borrowed under our revolving credit facility. This source of funds was partially offset by $80.3 million used for share repurchases and taxes paid related to the net share settlement of equity awards.

Borrowings

See Note 6 to the condensed consolidated financial statements for discussion regarding our revolving credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $107.6 million at March 31, 2019. Of this amount, approximately 78% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily in the United Kingdom, Singapore, Malaysia, and Mexico, and to a lesser extent in India, Canada, and Germany among others. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

We did not repurchase any shares during the quarter ended March 31, 2019.

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

Contractual Obligations

During the nine months ended March 31, 2019, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. See Notes 6 and 9 to the condensed consolidated financial statements for additional information regarding our current contractual obligations.

Off Balance Sheet Arrangements

As of March 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the potential impact of those pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the nine months ended March 31, 2019.  For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk”in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, operations, and financial results in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC on August 28, 2018, which describe various risks and uncertainties which could materially affect our business, financial condition or results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On April 29, 2019, we entered into amendments to employment agreements with Ajay Mehra, our Executive Vice President and Director, and Victor Sze, our Executive Vice President and General Counsel. The amendments provide these executives with certain additional death and disability benefits. The foregoing description of the amendments is qualified in its entirety by reference to the provisions of the amendments, each of which is filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

2.1

Equity Purchase Agreement, dated as of May 31, 2017, by and among OSI Systems, Inc., OSI (Holdings) Company Limited, Smiths Detection, LLC, Smiths Detection United Kingdom Limited, Smiths Detection (Australia) Pty Ltd, and Smiths Detection Group Limited (1)

10.1	Sixth Amendment to Credit Agreement dated April 23, 2019 between Wells Fargo Bank, N.A. and OSI Systems, Inc. (2)

10.2*†	Second Amendment to Employment Agreement effective as of April 29, 2019 by and between OSI Systems, Inc. and Ajay Mehra

10.3*†	Second Amendment to Employment Agreement effective as of April 29, 2019 by and between OSI Systems, Inc. and Victor Sze

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*                 Filed herewith

†                 Denotes a management contract or compensatory plan or arrangement.

(1)         Previously filed with our Current Report on Form 8-K filed on June 1, 2017.

(2)         Previously filed with our Current Report on Form 8-K filed on April 23, 2019.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 1st day of May 2019.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer