Form 10-K
period 2019-06-30
OSI SYSTEMS INC
filed 2019-08-27
CIK 1039065

Use these links to rapidly review the document

OSI SYSTEMS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-23125

OSI SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0238801 (I.R.S. Employer Identification No.)
12525 Chadron Avenue, Hawthorne, California (Address of principal executive offices)	90250 (Zip Code)

Registrant's telephone number, including area code: (310) 978-0516
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	OSIS	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes: ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes: ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes: ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

        The aggregate market value of the registrant's voting and non-voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold on December 31, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was $1,243,925,409. The number of shares outstanding of the registrant's Common Stock as of August 22, 2019 was 18,218,932.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement relating to the 2019 annual meeting of stockholders are incorporated by reference into Part III. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year.

PART I

Forward-Looking Statements

        This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements relate to current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as "project," "believe," "anticipate," "plan," "expect," "intend," "may," "should," "will," "would," and similar words and expressions are intended to identify forward-looking statements. The expectations, beliefs, and projections reflected in the forward-looking statements may prove to be inaccurate, and actual results may differ materially from those reflected in such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, those described in Part I, Item 1, "Business," Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report and other documents filed by us from time to time with the Securities and Exchange Commission ("SEC"). Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, we could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our investigations and compliance reviews, contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this report are qualified in their entirety by this statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Through our Healthcare division, we design, manufacture, market and service patient monitoring and diagnostic cardiology systems globally to end users and provide related supplies and accessories under the "Spacelabs®" trade name. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians' offices, medical clinics and ambulatory surgery centers.

        Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including defense and aerospace, X-ray security inspection systems and medical imaging, chemistry analysis and diagnostics instruments, telecommunications, scanners and industrial automations, automotive diagnostic systems, IoT and wearable consumer products. We sell our optoelectronic devices primarily under "OSI Optoelectronics," "OSI LaserDiode," "OSI Laserscan," and "Advanced Photonix" trade names and perform our electronics manufacturing and design services primarily under the "OSI Electronics," "APlus Products," "Altaflex," and "PFC" trade names. We provide our optoelectronic devices and electronics manufacturing services to OEM customers and end users, as well as to our own Security and Healthcare divisions.

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

        Healthcare.    Healthcare has been, and we believe will continue to be, a growing economic sector throughout much of the world. Developing countries in Latin America and the Asia-Pacific region are expected to continue to build healthcare infrastructure to serve expanding middle class populations. In developed areas, especially the United States and Europe, aging populations and extended life expectancy are projected to fuel growth in healthcare for the foreseeable future.

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

        We are a global manufacturer and distributor of patient monitoring, diagnostic cardiology and clinical networking solutions for use in hospitals, medical clinics and physician offices. We design, manufacture and market patient monitoring solutions for critical, sub-acute and perioperative care areas of the hospital, wired and wireless networks and ambulatory blood pressure monitors, all aimed at providing caregivers with timely patient information. Our diagnostic cardiology systems include Holter recorders and analyzers, ambulatory blood pressure monitors, resting and stress electrocardiography (ECG) devices, and ECG management software systems and related software and services.

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

        Our optoelectronic devices are used in a wide variety of applications for diversified markets including the aerospace and defense, avionics, medical imaging and diagnostics, biochemistry analysis, pharmaceutical, nanotechnology, telecommunications, construction and homeland security markets. Medical applications for our devices include diagnostic and imaging products, patient monitoring equipment, and glucose monitors. Aerospace and defense applications for our devices include satellite navigation sensors, laser guided munitions systems, range finders, weapons simulation systems, and other applications that require the conversion of optical signals into electrical signals. Homeland security applications for our devices include X-ray based and other detection systems. Our optoelectronic devices and value-added subsystems are also used in a wide variety of measurement control, monitoring and industrial applications and are key components in telecommunications technologies. We also offer electronics manufacturing services to our optoelectronics customers, as well as to our Security and Healthcare divisions. We offer full turnkey solutions as well as printed circuit board assembly, cable and harness assembly, liquid crystal displays and box-build manufacturing services, in which we provide product design and development, supply chain management, and production manufacturing services. In addition, our flexible circuit products and services offer design expertise, manufacturing capabilities, and assembly of flexible and rigid circuit boards for applications in the industrial, medical, military, and consumer markets.

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

        Improving and Complementing Existing Medical Technologies.    We develop and market patient monitoring systems and diagnostic cardiology products, and associated supplies and accessories. We are able to market and sell many of our product offerings through shared sales channels and distribution networks. Our efforts to develop new products and improve our existing medical technologies are focused on the needs of healthcare organizations, caregivers, and their patients. Our efforts to improve existing diagnostic cardiology technologies will also continue to concentrate on providing products that are flexible and intuitive to use so that clinicians can deliver accurate, precise, reliable and cost-effective care. We focus on enabling hospitals to leverage their IT infrastructure to improve data capture and access, workflows and security at a significant financial savings, providing actionable alarms at the bedside monitor and the central station.

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

Products and Technology

        We design, develop, manufacture and sell products ranging from security and inspection systems to patient monitoring and diagnostic cardiology systems to discrete optoelectronic devices and value-added subsystems.

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

        Many of our security and inspection systems include dual-energy X-ray technology with computer software enhanced imaging methods to facilitate the detection of materials such as explosives, weapons, narcotics, bulk currency or other contraband. While all X-ray systems produce a two-dimensional image of the contents of the inspected object, the dual-energy X-ray systems also measure the X-ray absorption of the inspected object's contents at two different X-ray energies to estimate the atomic number of the object's contents. The various organic and inorganic substances in the inspected object appear to operators of the inspection systems in various colors, and this visual information can be used to identify and differentiate the inspected materials. In addition, we offer dual-view X-ray screening systems, now available on many of our systems that allow operators to examine objects from two directions simultaneously, thereby reducing the need for re-scanning of objects and improving the operator's ability to detect threats quickly and effectively. Our baggage and parcel inspection, cargo and vehicle inspection and hold (checked) baggage screening inspection systems range in size from compact mobile systems to large systems comprising entire buildings in which trucks, shipping containers or pallets are inspected. Many of our inspection systems are also designed to be upgradeable to respond to new customer requirements as they emerge or change.

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

        Our Security division also offers hold (checked) baggage screening systems that are utilized by airports, freight forwarders and other parties responsible for screening baggage and cargo before it is placed in the cargo hold of airplanes. Certain of our currently available systems utilize multiple X-ray beams to provide high-quality images able to discriminate materials and to enable algorithms that assist operators in the detection of explosives and narcotics. Other systems utilize a very large number of distributed X-ray emitters that rapidly capture approximately 1,000 views of a bag and then utilize sophisticated software to reconstruct high resolution images. These systems are designed to meet the high-speed screening and analysis demands of regulators in the United States and European Union ("EU"). They can be operated in stand-alone mode, where a single operator views the images produced by a single system, or can be networked, allowing operators stationed at a remote computer terminal to monitor multiple systems.

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

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	TECHNOLOGY	MARKET SEGMENT
Baggage and Parcel Inspection	Rapiscan® 600 series X-ray systems Rapiscan® 900 series OrionTM X-ray systems	Dual-energy X-ray Single and multi-view configuration	Checkpoint and customs inspection at airports, prisons, border crossings, government buildings, and postal facilities, critical infrastructure protection at power and chemical plants, water resource sites as well as air cargo screening
	AS&E® Gemini®	Combined dual energy transmission and backscatter	Checkpoint and air cargo screening at prisons, government buildings and other critical infrastructure protection applications
	Tray Return System, TRSTM	Tray handling system	Checkpoint inspection, used in conjunction with baggage and parcel inspection systems

Cargo and Vehicle Inspection	Rapiscan® Eagle® AS&E® OmniView® AS&E® Sentry®	High energy transmission X-ray High energy transmission and backscatter X-ray	Inspection of passenger vehicles, cargo, trucks, and rail cars at airports, border crossings, sea ports and high threat facilities
	AS&E® ZBV® AS&E® Z Portal® AS&E® CarView AS&E® MINI Z®	Flying spot backscatter X-ray and transmission X-ray

Hold (Checked) Baggage Screening	Rapiscan® RTT®	High-speed, stationary gantry computed tomography explosive detection system (EDS)	Hold baggage and parcel inspection with automatic explosive detection at airports and freight forwarding facilities

People Screening	Metor® series metal detectors	Electromagnetic induction	Checkpoint inspection at airports, border crossings, military checkpoints, stadiums, prisons and government facilities

Radiation Detection	Rapiscan® Radiation Monitors	Gamma and neutron detection of radioactive and nuclear material	Cargo, vehicle, rail car and people screening at airports, border crossings, military checkpoints, stadiums, prisons and government facilities

Trace Detection	Itemiser® DX Itemiser® 4DX Itemiser® 3e MobileTrace® Hardened MobileTrace® EntryScan® 4	IMS based technology desktop, hand-held and walk-though portal explosives and narcotics detection	Checkpoint, hold baggage and cargo inspection at airports, nuclear plants, border crossings, military checkpoints, stadiums, prisons and government facilities

        Patient Monitoring and Diagnostic Cardiology.    Our Healthcare division designs, manufactures and markets products globally to end users primarily under the "Spacelabs" trade name.

        Spacelabs products include patient monitors for use in perioperative, critical care and emergency care environments with neonatal, pediatric and adult patients. Our patient monitoring systems comprise monitors and central nursing stations connected by wireless or hardwired networks, as well as standalone monitors that enable patient data to be transported physically from one monitor to another as the patient is moved. These systems enable hospital staff to access patient data where and when it is required. In addition, these products are designed to interact with hospital information systems.

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

        Our PathfinderSL® analysis tool provides multiple analysis modes and simple, actionable Holter reports to any PC, inside or outside the hospital. Our EvoTM Holter recorders provide low cost of ownership through, for example, the elimination of disposable batteries, memory cards with no moving parts to maintain and other advances. Our Lifecard® CF Holter recorders are worn by patients for up to seven days in order to capture heart arrhythmias that may occur in a patient only a few times per week. This product is helpful in identifying the presence of atrial fibrillation.

        We are also a supplier of ambulatory blood pressure (ABP) monitors which are routinely used by physicians around the world and by clinical research organizations. Many physicians are using ambulatory blood pressure monitoring to detect "white coat" hypertension, a condition in which people experience elevated blood pressure in the doctor's office but not in their daily lives. Ambulatory blood pressure monitoring helps improve diagnostic accuracy and minimize the associated costs of treatment. Spacelabs OnTrak™ ambulatory blood pressure system has been validated for both pediatric and adult patient types and includes the capability to measure activity correlation with non-invasive blood pressure readings.

        Our Sentinel® 11 Cardiology Information Management System is designed to provide an electronic, enterprise-wide scalable system for diagnostic cardiology. Sentinel integrates data from Spacelabs-branded products and third-party devices into a central enterprise-wide database system that can be accessed by care providers and medical facility administrators, thereby providing enhanced workflow and efficiencies. The system's web-based solution enables the secure transfer of data from multiple remote sites. Sentinel supports mobile and remote working, taking ECG management to the point of care for flexible use of devices and capture of data.

        In addition, the capital-intensive products that our Healthcare division sells have supplies and accessories associated with them that can represent annuity revenue opportunities. Additionally, our Healthcare division manufactures multivendor-compatible accessories for use with third-party devices.

        The following table sets forth a description of the more significant healthcare products that we currently offer:

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	MARKET SEGMENT
Patient Monitoring and Connectivity	Xprezzon® Qube® Qube® Mini Ultraview® DM3 Dual Monitor Intesys® Clinical Suite (ICS) XprezzNetTM Flexport® Xhibit® Xhibit® XC4 Elance® AriaTele® Spacelabs® SafeNSound	Hospital care areas, outpatient surgery centers and physician offices

Diagnostic Cardiology	Sentinel® Cardiology Data Management OnTrak and 91217
Ambulatory Blood Pressure Monitors
Pathfinder® SL Holter Analyzer
Lifecard® Holter Recorder
EVOTM Holter Recorder
CardioExpress® ECG machines
Sentinel-Integrated
	Stress Test	Hospital cardiology care areas and physician offices

Medical Devices and Accessories	UltraCheck®, SoftCheck® and Curve Blood Pressure Cuffs Patient Cables and Accessories Fluid Delivery Unifusor® Infusion Bags	All hospital care areas, outpatient surgery centers and physician offices

        Optoelectronic Devices and Manufacturing Services.    Optoelectronic devices generally consist of both active and passive components. Active components sense light of varying wavelengths and convert the light detected into electrical signals, whereas passive components amplify, separate or reflect light. The active components we manufacture consist of silicon, gallium arsenide and indium gallium arsenide photodetectors and light sources. These products are manufactured in standard and customized configurations for specific applications and are offered either as components or as subsystems. Our optoelectronic products and services are provided primarily under the "OSI Optoelectronics," "OSI LaserDiode," "OSI Laserscan," and "Advanced Photonix" trade names.

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

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	MARKET SEGMENT
Optoelectronic Products	Si and InGaAs Photodiodes and Avalanche Diodes UV and XUV Detector Linear and 2-D Position Sensitive Devices Line and 2D X-Ray Photodectors Optical Switches Solid State Laser Diodes	Medical diagnostics instrumentation and analytical chemistry, oximetry and blood chemistry, security scanners and inspection systems, lidar and laser range finder, OTDR and test and measurement instruments, telecommunication products, laser guided munitions, weapon simulation systems, aircraft gyro navigation sensors, and satellite sun acquisition sensors

Medical Devices and Accessories	Oximetry Sensors and Accessories	Patient monitoring, animal health, and diagnostic medical products

Laser Scanners	Laser Scanners (AS9390, AS615 and AS800 Series)	Laser based scanners for vehicle detections and classifications for electronic toll collection (ETC) and toll and traffic management systems

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

        Our contracts with the U.S. Government are generally subject to renegotiation of profits and termination for convenience at the election of the Government. For the fiscal year ended June 30, 2019, our direct sales to the U.S. Government were approximately $173 million. Additionally, certain of our contracts with foreign governments contain provisions allowing the government to terminate a contract for convenience. For further discussion, please refer to "Item 1A. Risk Factors."

        Patient Monitoring and Diagnostic Cardiology Systems.    Our patient monitoring and diagnostic cardiology systems are manufactured and distributed globally for use in critical care, emergency and perioperative areas within hospitals as well as physicians' offices, medical clinics and ambulatory surgery centers. We also provide wired and wireless networks, clinical information access solutions and ambulatory blood pressure monitors.

        We sell products mainly through integrated delivery networks and group purchasing networks in the U.S., the NHS Supplies Organisation in the United Kingdom, UGAP in France, and to various government funded hospitals in the Middle East and several parts of Asia.

        Optoelectronic Devices and Electronics Manufacturing Services.    Our optoelectronic devices and the electronics we manufacture are used in a broad range of products by a variety of customers. For example, they are utilized by customers in the following market segments: defense, aerospace and avionics; analytical and medical imaging; healthcare; telecommunications; homeland security; toll and traffic management; and automotive diagnostic systems. Major customers in these segments include Raytheon, Honeywell, UTC Aerospace Systems, Northrop Grumman, Medtronic, Beckman Coulter, United Technologies, Assa Abloy, Trakka, and Amphenol, among others.

Marketing, Sales and Service

        We market and sell our security and inspection products and turnkey security screening solutions globally through a direct sales and marketing staff located North America, Latin America, Europe, Middle East, Australia, and Asia, in addition to an expansive global network of independent distributors. This sales staff is supported by a service organization located in the same regions, as well as a global network of independent, authorized service providers.

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

        We consider our maintenance service operations to be an important element of our business. After the expiration of our standard product warranty periods, we are often engaged by customers, either directly or through our network of authorized service providers, to provide maintenance services for our security and inspection products. In addition, we believe that our expertise in installing, maintaining and operating our security inspection products is an important factor for customers that are considering engaging us to provide turnkey security screening solutions. We provide a variety of service and support options for our healthcare customers, including complete hospital on-site repair and maintenance service and telephone support, parts exchange programs for customers with the internal expertise to perform a portion of their own service needs and a depot repair center at our division headquarters. We believe that our international maintenance service capabilities allow us to be competitive in selling our security and inspection systems as well as our patient monitoring and diagnostic cardiology systems. Furthermore, we believe that as the installed base of both our security and inspection systems and healthcare products increases, revenues generated from such annual maintenance service contracts and from the sale of replacement parts will increase.

Research and Development

        Our security and inspection systems are primarily designed at our facilities in the United States and in the United Kingdom, Australia, Singapore, India, and Malaysia. These products include mechanical, electrical, analog and digital electronics, software subsystems and algorithms, which are designed by us. In addition to product design, we provide system integration services to integrate our products into turnkey systems at the customer site. We support cooperative research projects with government agencies and provide contract research for government agencies.

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

        We design and manufacture optoelectronic devices and we provide electronics manufacturing services primarily in our facilities in the United States and internationally in the United Kingdom, Canada, Mexico, India, Indonesia, Malaysia and Singapore. We engineer and manufacture subsystems to solve the specific application needs of our OEM customers. In addition, we offer entire subsystem design and manufacturing solutions. We consider our engineering personnel to be an important extension of our core sales and marketing efforts.

        In addition to close collaboration with our customers in the design and development of our current products, we maintain an active program for the development and introduction of new products, enhancements and improvements to our existing products, including the implementation of new applications of our technology. We seek to further enhance our research and development program and consider such program to be an important element of our business and operations. As of June 30, 2019, we engaged approximately 486 full-time engineers, technicians and support staff. We intend to continue to invest in our research and development efforts in the future.

Manufacturing and Materials

        We currently manufacture our security and inspection systems domestically in California, Colorado, and Massachusetts, and internationally in Malaysia and the United Kingdom. We currently manufacture our patient monitoring and diagnostic cardiology systems in Washington state. We outsource manufacturing of certain of our supplies and accessories. We currently manufacture our optoelectronic devices and provide electronics manufacturing services domestically in California and New Jersey, and internationally in Canada, Mexico, India, Indonesia, Malaysia, the United Kingdom and Singapore. Most of our high volume, labor intensive manufacturing and assembly activities are performed at our facilities in India, Mexico, Indonesia and Malaysia. Since many of our customers are located in the United States, Europe and Asia, our ability to manufacture products in these markets and provide follow-on service from offices located in these regions is an important component of our global strategy.

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

Trademarks and Tradenames and Patents

        Trademarks and Tradenames.    We have used, registered and applied to register certain trademarks and service marks to distinguish our products, technologies and services from those of our competitors in the United States and in foreign countries. We enforce our trademark, service mark and trade name rights in the United States and abroad.

        Patents.    We possess rights to a number of U.S. and foreign patents relating to various aspects of our security and inspection products, healthcare products and optoelectronic devices and subsystems. Our current patents will expire at various times between 2019 and 2036. However, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity or enforceability, or may be found to not be infringed by any third parties. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

        We believe that our trademarks and tradenames and patents are important to our business. The loss of some of our trademarks or patents might have a negative impact on our financial results and operations. Nevertheless, with the exception of the loss of either the Spacelabs®, Rapiscan®, or AS&E® trademarks, the impact of the loss of any single trademark or patent would not likely have a material adverse effect on our business. As of June 30, 2019, the Spacelabs brand and its family of brands is protected by both pending and registered trademarks in 32 countries; the Rapiscan brand and its family of brands is protected by both pending and registered trademarks in 33 countries, and the AS&E brand and its family of brands is protected by both pending and registered trademarks in 17 countries.

Regulation of Medical Devices

        The patient monitoring and diagnostic cardiology systems we manufacture and market are subject to regulation by numerous government agencies, principally the U.S. Food and Drug Administration (FDA), and by other federal, state, local and foreign authorities. These systems are also subject to various U.S. and foreign electrical safety standards. Our medical device product candidates must undergo an extensive government regulatory clearance or approval process prior to sale in the United States and other countries, and the lengthy process of clinical development and submissions for approvals, as well as the continuing need for compliance with applicable laws and regulations, require the expenditure of substantial resources.

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

        Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and Special Controls described above. Therefore, these devices are subject to the PMA application process, which is generally more costly and time consuming than the 510(k) process. To date, all of the patient monitoring and diagnostic cardiology systems we manufacture and sell in the United States have required only 510(k) pre-market notification clearance.

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

        Additionally, there has been a trend towards increased federal and state regulation of payments and other transfers of value provided to healthcare professionals or entities. The federal Physician Payment Sunshine Act requires that certain device manufacturers track and report to the government information regarding payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer's failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1 million per year for "knowing failures." Certain states also mandate implementation of compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

        We are subject to similar laws in foreign countries where we conduct business. For example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states. The member states of the EU closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

Other Foreign Healthcare Regulations

        We are also subject to regulation in the foreign countries in which we manufacture and market our products. For example, the commercialization of certain products, including medical devices, in the EU is regulated under a system that presently requires all such products sold in the EU to bear the CE mark—an international symbol of adherence to quality assurance standards. Our manufacturing facilities in Hawthorne, California; Snoqualmie, Washington; Johor Bahru, Malaysia; Batam, Indonesia; and Hyderabad, India are all certified to the International Organization for Standardization's ISO 13485 standard for quality management. Our Hawthorne, California and Snoqualmie, Washington facilities are also certified to the requirements of Annex II, section 3 of the Directive 93/42/EEC on Medical Devices, which allows them to self-certify that manufactured products can bear the CE mark. Further, the implementation of the Restriction of Hazardous Substance Directive ("ROHS") requires that certain products, including medical devices, shipped into the EU eliminate targeted ROHS substances.

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

        We and other medical device manufacturers will soon be confronted with major changes in the EU's decades-old regulatory framework which governs market access to the EU. The Medical Devices Regulation ("MDR") will replace the EU's current Medical Device Directive (93/42/EEC) and the EU's Directive on active implantable medical devices (90/385/EEC).

        Manufacturers of currently approved medical devices will have a transition time until May 26, 2020 to meet the requirements of the MDR. The MDR differs in several important ways from the EU's current directives for medical devices and active implantable medical devices. The most significant changes in the regulation include:

  •
  The definition of medical devices covered under the MDR will be significantly expanded to include devices that may not have a medical intended purpose, such as colored contact lenses. Also included in the scope of the regulation are devices designed for the purpose of "prediction and prognosis" of a disease or other health condition.

  •
  Device manufacturers will be required to identify at least one person within their organization who is ultimately responsible for all aspects of compliance with the requirements of the new MDR. The organization must document the specific qualifications of this individual relative to the required tasks.

  •
  The MDR requires rigorous post-market oversight of medical devices.

  •
  The MDR will allow the EU Commission or expert panels to publish "Common Specifications", such as requirements for technical documentation, risk management, or clinical evaluation, which devices shall be required to meet.

  •
  Devices will be reclassified according to risk, contact, duration, and invasiveness.

  •
  More rigorous clinical evidence will be required for Class III and implantable medical devices.

  •
  Systematic clinical evaluation will be required for Class IIa and Class IIb medical devices.

  •
  All currently approved devices must be recertified in accordance with the new MDR requirements.

        We have a dedicated team updating and revising key systems and processes to meet the new MDR requirements and timeline.

General Data Protection Regulation

        The implementation on May 25, 2018 of the General Data Protection Regulation ("GDPR"), a regulation in the EU on data protection and privacy for all individuals in the EU and the European Economic Area ("EEA"), applies to all enterprises, regardless of location, that are doing business in the EU or that collect and analyze data tied to EU and EEA residents. GDPR creates a range of new compliance obligations, including stringent technical and security controls surrounding the storage, use, and disclosure of personal information, and significantly increases financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements).

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

Competition

        The markets in which we operate are highly competitive and characterized by evolving customer needs and rapid technological change. We compete with a number of other manufacturers, some of which have significantly greater financial, technical and marketing resources than we have. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, adapt more quickly to changes in customer requirements, have stronger customer relationships, have greater name recognition and devote greater resources to the development, promotion and sale of their products than we do. As a result, we may not be able to compete successfully against designers and manufacturers of specialized electronic systems and components or within the markets for security and inspection systems, patient monitoring, diagnostic cardiology, or optoelectronic devices. Future competitive pressures may materially and adversely affect our business, financial condition and results of operations.

        In the security and inspection market, competition is based primarily on factors such as product performance, functionality and quality, government regulatory approvals and qualifications, the overall cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence and breadth of sales and service organization. We believe that our principal competitors in the market for security and inspection products are Smiths Detection, L3Harris Technologies, Leidos, CEIA, Nuctech, Gilardoni, VOTI Detection, IDSS, and Astrophysics. Competition could result in price reductions, reduced margins and loss of market share. Although our competitors offer products in competition with one or more of our products, we can supply a variety of system types and offer among the widest array of solutions available from a single supplier. This variety of technologies also permits us to offer unique hybrid systems to our customers that utilize two or more of these technologies, thereby optimizing flexibility, performance and cost to meet the customer's unique application requirements.

        In the patient monitoring and diagnostic cardiology markets, competition is also based on a variety of factors including product performance, functionality, value and breadth of sales and service organization. We believe that our principal competitors in the market for patient monitoring and diagnostic cardiology systems and related supplies are Philips Healthcare, GE Healthcare, Nihon Kohden, Mindray Medical, Hill-Rom, and Dräger Medical. Competition could result in price reductions, reduced margins and loss of our market share. We believe that our patient monitoring products are easier to use than the products of many of our competitors because we offer a consistent user interface throughout many of our product lines. We also believe that the capability of our monitoring systems to connect together, and to the hospital IT infrastructure, is a key competitive advantage. Further, while some of our competitors are also beginning to introduce portal technology, which allows remote access to data from the bedside monitor, central station or other point of care, we believe that our competing technologies bring valuable, instant access to labs, radiology and charting at the point of care.

        In the markets in which we compete to provide optoelectronic devices and electronics manufacturing services, competition is based primarily on such factors as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and the ability to provide fully integrated services from application development and design through production. We believe that our major competitors in the optoelectronic device markets where we provide products and services are Hamamatsu Photonics, First Sensor and Excelitas Technologies. Because we specialize in custom subsystems requiring a high degree of engineering expertise, we believe that we generally do not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components. Competition in the extensive electronic manufacturing services market ranges from multinational corporations with sales in excess of several billions of dollars, to large regional competitors and to small local assembly companies. In our experience, the OEM customers to whom we provide such services prefer to engage companies that offer both local and lower-cost off-shore facilities. We believe that our primary domestic competitors for these services are Flextronics, Benchmark Electronics, Plexus, Jabil, Qual Pro, ESC and Express Manufacturing Inc. In the United Kingdom, our primary competitors are STI Limited, AsteelFlash and other regional companies. In addition, our high-volume, low-cost contract manufacturing locations in Southeast Asia compete with other manufacturers in the same region.

Backlog

        We currently measure our backlog as quantifiable purchase orders or contracts that have been signed, for which revenues are expected to be recognized within the next five years. In instances where we are not able to estimate the value of a purchase order or contract they are not included in backlog.

        We ship most of our baggage and parcel inspection, people screening, patient monitoring and diagnostic cardiology systems and optoelectronic devices and value-added subsystems within one to several months after receiving an order. However, such shipments may be delayed for a variety of reasons, including any special design or requirements of the customer. In addition, large orders of security and inspection products typically require greater lead-times. Fulfillment of orders of our Rapiscan RTT hold (checked) baggage screening equipment generally requires longer lead times. Further, we provide turnkey screening services to certain customers for which we may recognize revenue over multi-year periods.

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

        As of June 30, 2019, our consolidated backlog totaled approximately $911 million, compared to approximately $976 million as of June 30, 2018. Approximately $287 million of our backlog as of June 30, 2019 is not reasonably expected to be fulfilled in fiscal year 2020. Sales orders underlying our backlog are firm orders; although, from time to time we may agree to permit a customer to cancel an order or an order may be cancelled for other reasons. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and should not be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

        As of June 30, 2019, we employed 6,667 people, of whom 3,193 were employed in manufacturing, 486 were employed in engineering or research and development, 579 were employed in administration, 409 were employed in sales and marketing and 2,000 were employed in service capacities. Of the total employees, 3,055 were employed in the Americas, 2,763 were employed in Asia and 849 were employed in Europe. Some of our employees in Europe have statutory collective bargaining rights. We have never experienced a general work stoppage or strike, and management believes that our relations with our employees are good.

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

        We encounter aggressive competition from numerous competitors in each of our divisions. In the security and inspection and patient monitoring and cardiology systems markets, competition is based primarily on such factors as product performance, functionality and quality, cost, prior customer relationships, technological capabilities of the product, price, certification by government authorities, past performance, local market presence and breadth of sales and service organization. In the optoelectronic devices and electronics manufacturing markets, competition is based primarily on factors such as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and on the ability to provide fully-integrated services from application development and design through volume subsystem production. We may not be able to compete effectively with all of our competitors. To remain competitive, we must develop new products and enhance our existing products and services in a timely manner. We anticipate that we may have to adjust the prices of many of our products to stay competitive. In addition, new competitors may emerge and entire product lines or service offerings may be threatened by new technologies or market trends that reduce the value of these product lines or service offerings.

             Heightened demand for our products due to continuing terrorist attacks worldwide might not be sustained in the future.

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

        Security inspection systems that signal to the operator that further investigation is required are sometimes referred to in the security industry as "automatic" detection systems. Such systems utilize software algorithms to interpret data produced by the system and to signal to the operator when a dangerous object or substance may be present. Such algorithms are probabilistic in nature and are generally designed to meet requirements established by regulatory agencies. Nevertheless, if such a system were to fail to signal to an operator when an explosive or other contraband was in fact present, resulting in significant damage, we could become the subject of significant product liability claims.

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

        In addition, there are also many other factors beyond our control that could lead to liability claims should an act of terrorism occur. Past terrorism attacks in the U.S. and in other locations worldwide and the potential for future attacks have caused commercial insurance for such threats to become extremely difficult to obtain. Although we have been able to obtain insurance coverage, it is likely that, should we be found liable following a major act of terrorism, the insurance we currently have in place would not fully cover the claims for damages. Further, if our security and inspection systems fail to, or are perceived to have failed to, help detect a threat, we could experience negative publicity and reputational harm, which could have a material adverse effect on our business.

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

             Our provision of event security services exposes us to heightened risk of personal injury claims.

        We have recently begun to provide event security services at sporting events and other public venues, and there are inherent risks associated with this. The provision of these services includes hiring of a significant number of temporary employees to assist with crowd management, among other things. As a result, personal injuries and accidents may occur from time to time, which could subject us to claims and liabilities for personal injuries.

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

             Our patient monitoring and diagnostic cardiology systems could give rise to product liability claims and product recall events that could materially and adversely affect our financial condition and results of operations.

        The development, manufacturing and sale of medical devices expose us to significant risk of product liability claims, product recalls and, sometimes, product failure claims. We face an inherent business risk of financial exposure to product liability claims if the use of our medical devices results in personal injury or death. Substantial product liability litigation currently exists within the medical device industry. Some of our patient monitoring and diagnostic cardiology products may become subject to product liability claims and/or product recalls. Future product liability claims and/or product recall costs may exceed the limits of our insurance coverages or such insurance may not continue to be available to us on commercially reasonable terms, or at all. In addition, a significant product liability claim or product recall could significantly damage our reputation for producing safe, reliable and effective products, making it more difficult for us to market and sell our products in the future. Consequently, a product liability claim, product recall or other claim could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

        U.S. Government agencies and the agencies of many other governments with which we contract can terminate their contracts with us for convenience, and in that event we generally may recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If an agency terminates a contract with us for default, we may be denied any recovery and may be liable for excess costs incurred by the agency in procuring undelivered items from an alternative source. Decisions by an agency to terminate one of our contracts for default could negatively affect our ability to win future awards not only from such agency, but also from other government agencies and commercial customers, many of whom evaluate past performance, or are required to review past performance information, when making their procurement decisions.

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

             Our revenues are dependent on orders of security and inspection systems, turnkey security screening solutions and patient monitoring and diagnostic cardiology systems, which may have lengthy and unpredictable sales cycles.

        Sales of security and inspection systems and turnkey security screening solutions often depend upon the decision of governmental agencies to upgrade or expand existing airports, border crossing inspection sites, seaport inspection sites, military facilities and other security installations. In the case of turnkey security screening solutions, the commencement of screening operations may be dependent on the approval, by a government agency, of the protocols and procedures that our personnel are to follow during the performance of their activities. Sales outside of the United States of our patient monitoring and diagnostic cardiology systems depend in significant part on the decision of governmental agencies to build new medical facilities or to expand or update existing medical facilities. Accordingly, a significant portion of our sales of security and inspection systems, turnkey security screening solutions and our patient monitoring and diagnostic cardiology systems is often subject to delays associated with the lengthy approval processes. During these approval periods, we expend significant financial and management resources in anticipation of future revenues that may not occur. If we fail to receive such revenues after expending such resources, such failure could have a material adverse effect on our business, financial condition and results of operations.

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

             We contract with third-party service vendors that may be unable to fulfill contracts on time.

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

        Because of long lead times and specialized product designs, in certain cases we purchase components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for our products or other factors, our customers might not purchase all the products that we have manufactured or for which we have purchased components. In any such event, we would attempt to recoup material and manufacturing costs by means such as returning components to our vendors, disposing of excess inventory through other channels, or requiring our OEM customers to purchase or otherwise compensate us for such excess inventory. However, some of our significant customer agreements do not give us the ability to require our OEM customers to do this. To the extent that we are unsuccessful in recouping our material and manufacturing costs, this could have a material adverse effect on our business, financial condition and results of operations. In addition, because of the complex customer acceptance criteria associated with some of our products, on some occasions, products the title of which has passed to our customers are still included in our inventory until revenue recognition criteria are met. As a result, inventory levels are elevated from time to time.

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

             Our acquisition and alliance activities could result in disruption of our ongoing business and other operational difficulties, unrecoverable costs, and other negative consequences, any of which could adversely impact our financial condition and results of operations.

        We intend to continue to make investments in companies, products and technologies, either through acquisitions, investments or alliances. Acquisition and alliance activities often involve risks, including:

  •
  difficulty in assimilating the acquired operations and employees and realizing synergies expected to result from the acquisition;

  •
  potential liabilities of, or claims against, an acquired company, some of which might not be known until after the acquisition;

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

  •
  unanticipated changes in market or industry practices that adversely impact our strategic and financial expectations regarding an acquired company or acquired assets and require us to write off or dispose of such acquired company or assets;

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

        In fiscal 2017, 2018 and 2019 revenues from shipments made to customers outside of the United States accounted for approximately 60%, 58% and 58% of our revenues, respectively. Since we sell certain of our products and services worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, and therefore employees, suppliers, real property, capital equipment, cash and other assets are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including without limitation:

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

  •
  increased legal risks arising from differing legal systems; and

  •
  compliance with export control and anti-corruption legislation, including but not limited to, the Foreign Corrupt Practices Act and UK Bribery Act and International Traffic in Arms Regulations.

        Further, on June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit". The impact of Brexit depends on the terms of the UK's withdrawal from the EU, which still need to be determined and could take several years to accomplish. The UK's withdrawal from the EU could result in a global economic downturn, which could depress the demand for our products and services. The UK also could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members, depressing trade between the UK and other countries, which would negatively impact our international operations. Additionally, we may face new regulations regarding trade, security and employees, among others in the UK. Compliance with such regulations could be costly, negatively impacting our business, results of operations and financial condition. Other adverse consequences concerning Brexit could include instability in global financial markets, policitcal uncertainty, volatility in exchange rates, or adverse changes in cross-border agreements currently in place, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

        We must comply with extensive federal and state requirements regarding the use, retention, security, and re-disclosure of patient healthcare information. HIPAA and the regulations that have been issued under it contain substantial restrictions and complex requirements with respect to the use and disclosure of certain individually identifiable health information, referred to as "protected health information". The HIPAA Privacy Rule prohibits a covered entity or a business associate (essentially, a third party engaged to assist a covered entity with enumerated operational or compliance functions) from using or disclosing protected health information unless the use or disclosure is validly authorized by the individual or is specifically required or permitted under the HIPAA Privacy Rule and only if certain complex requirements are met. The HIPAA Security Rule establishes administrative, organizational, physical, and technical safeguards to protect the privacy, integrity, and availability of electronic protected health information maintained or transmitted by covered entities and business associates. The HIPAA Breach Notification Rule requires that covered entities and business associates, under certain circumstances, notify patients when there has been an improper use or disclosure of protected health information. Any failure or perceived failure of our Company or our products to meet HIPAA standards and related regulatory requirements could expose us to certain notification, penalty, and enforcement risks, damage our reputation, and adversely affect demand for our products and force us to expend significant capital and other resources to address the privacy and security requirements of HIPAA.

        In addition to our obligations under HIPAA, there are other federal laws that include specific privacy and security obligations, above and beyond HIPAA, for certain types of health information and impose additional sanctions and penalties. These rules are not preempted by HIPAA. All 50 states, the District of Columbia, Guam, Puerto Rico, and the Virgin Islands have enacted legislation requiring notice to individuals of security breaches involving protected health information, which is not uniformly defined among the breach notification laws. Organizations must review each state's definitions, mandates, and notification requirements and timelines to appropriately prepare and notify affected individuals and government agencies, including the attorney general, in compliance with such state laws. Further, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area. These state laws may be more stringent than HIPAA requirements. On June 28, 2018, California passed the California Consumer Privacy Act, which imposes significant changes in data privacy regulation and is set to take effect on January 1, 2020, and New York has passed the Stop Hacks and Improve Electronic Data Security Act, which expands the state's existing privacy laws. It is too early to assess the impact that compliance with these laws will have on our business.

        Further, recent legal developments in the EU have created compliance uncertainty regarding certain transfers of personal data from the EU to the United States. For example, GDPR, a regulation implemented on May 25, 2018 in the EU on data protection and privacy for all individuals in the EU and the EEA, applies to all enterprises, regardless of location, that are doing business in the EU or that collect and analyze data tied to EU and EEA residents. GDPR creates a range of new compliance obligations, including stringent technical and security controls surrounding the storage, use, and disclosure of personal information, and significantly increases financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements).

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

        There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system, and some could significantly affect the ways in which doctors, hospitals, healthcare systems and health insurance companies are compensated for the services they provide, which could have a material impact on our business. It is not clear at this time what changes may impact the ability of hospitals and hospital networks to purchase the patient monitoring and diagnostic cardiology systems that we sell or if it will alter market-based incentives that hospitals and hospital networks currently face to continually improve, upgrade and expand their use of such equipment.

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

             Substantial government regulation in the United States and abroad may restrict our ability to sell our patient monitoring and diagnostic cardiology systems, and failure to comply with such laws and regulations may have a material adverse impact on our business.

        The FDA and comparable regulatory authorities in foreign countries extensively and rigorously regulate our patient monitoring and diagnostic cardiology systems, including the research and development, design, testing, clinical trials, manufacturing, clearance or approval, safety and efficacy, labeling, advertising, promotion, pricing, recordkeeping, reporting, import and export, post-approval studies and sale and distribution of these products. In the United States, before we can market a new medical device, or a new use of, new claim for, or significant modification to, an existing product, we must first receive clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act. In the 510(k) clearance process, the FDA must determine that a proposed device is "substantially equivalent" to a device legally on the market, known as a "predicate" device, in order to clear the proposed device for marketing. To be "substantially equivalent," the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.

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

        Our patient monitoring and diagnostic cardiology systems must also comply with the laws and regulations of foreign countries in which we develop, manufacture and market such products. In general, the extent and complexity of medical device regulation is increasing worldwide. This trend is likely to continue and the cost and time required to obtain marketing clearance in any given country may increase as a result. Our products may not obtain any necessary foreign clearances on a timely basis, or at all.

        Once any of our patient monitoring or diagnostic cardiology systems is cleared for sale, regulatory authorities may still limit the use of such product, prevent its sale or manufacture or require a recall or withdrawal of such product from the marketplace. Following initial clearance from regulatory authorities, we continue to be subject to extensive regulatory requirements. Government authorities can withdraw marketing clearance or impose sanctions due to our failure to comply with regulatory standards or due to the occurrence of unforeseen problems following initial clearance. Ongoing regulatory requirements are wide-ranging and govern, among other things:

  •
  annual inspections to retain a CE mark for sale of products in the EU;

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

        Although we believe that existing data continue to support the efficacy and safety of our patient monitoring and cardiology products, in the future, longer term study outcomes could demonstrate conflicting clinical effectiveness, a reduction of effectiveness, no clinical effectiveness or longer term safety issues. This type of differing data could have a detrimental effect on the market penetration and usage of our medical device products. As a result, our sales may decline or expected growth would be negatively impacted. This could negatively impact our operating condition and financial results.

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

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, malware, ransomware and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities of our systems or products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our systems or products. Cyber-threats in particular vary in technique and sources, are persistent, frequently change and increasingly are more sophisticated, targeted and difficult to detect and prevent against.

        We expend significant capital and resources to protect against the threat of security breaches, including cyber-attacks, viruses, worms, malware, ransomware and other malicious software programs. Substantial additional expenditures may be required before or after a cyber-attack or breach to mitigate in advance or to alleviate any problems caused by cyber-attacks and breaches, including unauthorized access to or theft of data stored in our information systems and the introduction of computer malware or ransomware to our systems. Our remediation efforts may not be successful, and there could be interruptions, delays, or cessation of service.

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

        In addition, breaches of our security measures and the unapproved use or disclosure of proprietary information or sensitive or confidential data about us or our suppliers, customers or other third parties could expose us or any such affected third party to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business, even if we were not responsible for the breach. Furthermore, we are exposed to additional risks because we rely in certain capacities on third-party software, data management, and cloud service providers with possible security problems and security vulnerabilities beyond our control. Media or other reports of perceived security vulnerabilities to our systems or those of our third-party suppliers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation and materially impact our business.

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

             The transition away from LIBOR may adversely affect our cost to obtain financing.

        Central banks around the world, including the Board of Governors of the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate ("LIBOR") based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.

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

        Changes in tax laws or tax rulings could materially affect our financial position and results of operations. On December 22, 2017, the U.S. government enacted the Tax Act, which introduced significant changes to the U.S. income tax law. The Tax Act, among other things, includes a reduction to the U.S. federal corporate income tax rate from 35% to 21%, imposes significant additional limitations on the deductibility of interest and officers' compensation, and introduces new provisions that took effect in fiscal 2019, including but not limited to, global intangible low-taxed income tax (GILTI), a minimum base erosion anti-abuse tax (BEAT) based on certain payments from a U.S. company to foreign related parties, and a tax deduction for foreign-derived intangible income (FDII). We included the impact of the above provisions in the computation of our effective tax rate, as applicable. The changes included in the Tax Act are broad and complex, and the overall impact of the Tax Act is uncertain. As regulations and guidance evolve with respect to the Tax Act, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position.

        In addition, many countries in the EU, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. Certain proposals could include recommendations that would significantly increase our tax obligations in many countries where we do business. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of June 30, 2019, we owned the following principal facilities :

Location	Description of Facility	Approximate Square Footage
Hawthorne, California	Corporate headquarters and administrative, manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	88,000
Billerica, Massachusetts	Manufacturing, engineering, sales and marketing and service for our Security division	186,200
Snoqualmie, Washington	Headquarters and administrative, manufacturing, engineering, sales, marketing and service for our Healthcare division	177,000
Stoke on Trent, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	90,000
Surrey, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	59,000
Batam, Indonesia	Manufacturing for our Optoelectronics and Manufacturing division	59,000

        As of June 30, 2019, we leased the following principal facilities:

Location	Description of Facility	Approximate Square Footage	Expiration
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Security division	167,600	2021 ~ 2022
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Optoelectronics and Manufacturing division	110,100	2020 ~ 2022
Batam, Indonesia (1)	Manufacturing for our Optoelectronics and Manufacturing division	107,900	2019 ~ 2023
Torrance, California	Manufacturing, engineering, sales and marketing and service for our Security division	91,900	2022
Andover, Massachusetts	Manufacturing, engineering, sales and marketing and service for our Security division	64,200	2027

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

ITEM 3.    LEGAL PROCEEDINGS

        In December 2017, a short seller released a report regarding our compliance with the FCPA. Following that report, we and certain of our executive officers have been named as defendants in several lawsuits in the United States District Court for the Central District of California (the "District Court") that were filed in December 2017 and February 2018. Each of the complaints closely tracks the allegations set forth in the short seller's report. All of the actions, which were consolidated by the District Court in March 2018 in an action captioned Arkansas Teacher Retirement System et al. v. OSI Systems, Inc. et al., No. 17 cv 08841, allege violations of Sections 10(b) and 20(a) of the Exchange Act, relating to certain of our public statements and filings with the SEC, and seek damages and other relief based upon the allegations in the complaints. In April and May 2018, two shareholder derivative complaints were filed purportedly on behalf of the Company against the current members of our Board of Directors (as individual defendants), a former member of our Board of Directors, and certain members of management. The first, captioned Riley v. Chopra et al., No. 18 cv 03371, was filed in the District Court, and the second, captioned Genesee County Employees' Retirement System v. Chopra, et al., No. BC705958 (the "Genesee Matter"), was filed in the Superior Court of the State of California, County of Los Angeles. In March 2019, a third shareholder derivative complaint captioned Kocen v. Chopra et al., No. 19 cv 01741 was filed in the District Court purportedly on behalf of the Company against the current members of our Board of Directors (as individual defendants) and one former member of our Board of Directors. The complaints allege, among other things, breach of fiduciary duties relating to the allegations contained in the above-mentioned short seller report. The complaints seek damages, restitution, injunctive relief, attorneys' and experts' fees, costs, expenses, and other unspecified relief. In May 2019, the Genesee Matter was dismissed with prejudice. We believe that the remaining actions are without merit and intend to defend them vigorously, and we expect to incur costs associated with defending against these actions. At this early stage of the litigations, the ultimate outcomes are uncertain and we cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on our financial statements.

        Following the short seller report, both the SEC and the Department of Justice ("DOJ") commenced investigations into our compliance with the Foreign Corrupt Practices Act ("FCPA"). We were notified of closure of the inquiries by the DOJ in May 2019 and by the SEC in June 2019, and no action was taken by either agency. In an unrelated matter, the SEC and DOJ are also conducting an investigation of trading in our securities and have each subpoenaed information regarding trading by executives, directors, and employees, as well as our operations and disclosures in and around the time of certain trades. With respect to these trading related matters, we took action in fiscal year 2018 with respect to a senior level employee. At this time, we are unable to predict what, if any, action may be taken by the DOJ or SEC as a result of these trading related investigations, or any penalties or remedial measures these agencies may seek. We place a high priority on compliance with our anti-corruption and securities trading policies and are cooperating with each of the government investigations.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

        Our Common Stock is traded on The Nasdaq Global Select Market under the symbol "OSIS."

        As of August 22, 2019, there were approximately 106 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in "street" name.

Issuer Purchases of Equity Securities

        Excluding shares tendered to satisfy minimum statutory withholding obligations related to the vesting of RSUs, we did not repurchase any shares during the quarter ended June 30, 2019.

        The following table provides information concerning our equity compensation plans as of June 30, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	515,884	$33.74	1,598,560	(2)(3)(4)
Equity compensation plans not approved by security holders	—	N/A	—

Total	515,884	$33.74	1,598,560

(1)
Includes shares of our Common Stock issuable upon exercise of options under our 2006 Equity Participation Plan and our Amended and Restated 2012 Incentive Award Plan.
(2)
These shares are available for future issuance under our Amended and Restated 2012 Incentive Award Plan, which was approved by our shareholders on December 11, 2017.
(3)
Awards of restricted stock units or other awards that convey the full value of the shares subject to the award are counted as 1.87 shares for every one award granted.
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

        The peer group includes the following companies: Conmed Corp, Flir Systems Inc, L3 Technologies Inc., Leidos Holdings Inc., Smiths Group Plc.

        The graph assumes that $100.00 was invested on June 30, 2014 in (a) our Common Stock, (b) The Nasdaq Composite Index, and (c) the companies comprising the peer group described above (weighted according to the issuer's stock market capitalization at the beginning of each period for which a return is indicated). The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any Company filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2014 through June 2019
Among OSI Systems, Inc.
The Nasdaq Composite Index and a Peer Group

        The following table provides the same information in tabular form as of June 30:

	2014	2015	2016	2017	2018	2019
OSI Systems, Inc.	100.00	106.05	87.09	112.58	115.85	168.73
The Nasdaq Composite Index	100.00	114.44	112.51	144.35	178.42	192.30
Peer Group	100.00	93.75	104.28	130.33	158.20	187.82

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth our selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2019, and is derived from our consolidated financial statements. The consolidated financial statements as of June 30, 2018 and 2019, and for each of the years in the three-year period ended June 30, 2019, are included in Item 8 of this report. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended June 30,
	2015	2016	2017	2018	2019
	(in thousands, except earnings per share data)
Consolidated Statements of Operations Data:
Revenues	$958,202	$829,660	$960,951	$1,089,286	$1,182,115
Cost of goods sold	632,849	552,801	637,450	697,634	751,521

Gross profit	325,353	276,859	323,501	391,652	430,594
Operating expenses:
Selling, general and administrative	171,756	166,655	192,560	239,592	262,484
Research and development	51,639	49,816	50,951	61,189	56,509
Impairment, restructuring and other charges	9,850	22,014	46,698	34,963	3,827

Total operating expenses	233,245	238,485	290,209	335,744	322,820

Income from operations	92,108	38,374	33,292	55,908	107,774
Interest and other expense, net	(3,255)	(2,879)	(7,541)	(19,054)	(21,610)

Income before income taxes	88,853	35,495	25,751	36,854	86,164
Provision for income taxes	(23,702)	(9,338)	(4,675)	(65,981)	(21,368)

Net income (loss)	$65,151	$26,157	$21,076	$(29,127)	$64,796

Net income (loss) available to common stockholders—diluted	$65,151	$26,157	$21,076	$(29,127)	$64,796

Basic earnings (loss) per common share	$3.29	$1.35	$1.12	$(1.57)	$3.58

Diluted earnings (loss) per common share	$3.17	$1.30	$1.07	$(1.57)	$3.46

Weighted average shares outstanding—diluted	20,526	20,076	19,689	18,592	18,720

	June 30,
	2015	2016	2017	2018	2019
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$47,593	$104,370	$169,650	$84,814	$96,316
Working capital	254,991	187,483	306,866	207,375	258,891
Total assets	937,289	991,723	1,230,087	1,255,691	1,264,864
Long-term debt	8,556	6,054	241,750	248,980	257,752
Total debt	11,357	133,813	347,146	364,242	346,556
Total stockholders' equity	581,779	540,846	569,213	489,436	551,727

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

        Security Division.    Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 63% of our total consolidated revenues for fiscal 2019.

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

        Currently, the U.S. federal government is discussing various options to address the U.S. federal government's overall fiscal challenges and we cannot predict the outcome of these efforts. While we believe that national security spending will continue to be a priority, U.S. government budget deficits and the national debt have created increasing pressure to examine and reduce spending across many federal agencies. Additionally, there continues to be volatility in international markets that has impacted international security spending. We believe that the diversified product portfolio and international customer mix of our Security division position us well to withstand the impact of these uncertainties and even benefit from specific initiatives within various governments. However, depending on how future sequestration cuts are implemented and how the U.S. federal government and our other international customers manage their fiscal challenges, we believe that these actions could have a material, adverse effect on our business, financial condition and results of operations.

        Healthcare Division.    Through our Healthcare division, we design, manufacture, market and service patient monitoring and diagnostic cardiology systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient's bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 16% of our total consolidated revenues for fiscal 2019.

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

        Optoelectronics and Manufacturing Division.    Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 21% of our total consolidated revenues for fiscal 2019.

  Consolidated Results

        Discussion and analysis of our financial condition and results of operations for fiscal 2017 has been omitted from this Annual Report on Form 10-K, and is available in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended June 30, 2018.

        Fiscal 2019 Compared with Fiscal 2018.    We reported consolidated sales of $1,182.1 million in fiscal 2019, a 9% increase over the prior year, which drove a year-over-year increase in gross profit of $38.9 million. Our income from operations increased by 93% from the prior year to $107.8 million in fiscal 2019. This increase in profitability was driven primarily by our 9% increase in sales including the contribution from acquisitions and a decrease in impairment, restructuring and other charges.

        Acquisitions.    In July 2018, we acquired an optoelectronics solutions business for $17.5 million, plus up to $1 million in potential contingent consideration, which may be earned over an 18-month period. The acquisition was financed with cash on hand and borrowings under our revolving bank line of credit. The goodwill recognized for this business is expected to be deductible for income tax purposes.

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

        Healthcare Considerations.    Although our financial results improved in fiscal year 2019, the results of our operations had been adversely impacted in prior periods by difficulties associated with product launches in our Healthcare division. These issues may continue to adversely impact our results of operations for additional periods. Additionally, there have been numerous efforts advanced by the Trump administration and Congress to repeal and replace or modify the Affordable Care Act, which has created uncertainty in the healthcare industry that has adversely impacted, and may continue to adversely impact, our results of operations.

        EU Threat Detection Standards.    The EU has implemented regulations for all airports within the EU to have hold baggage screening systems that are compliant with the European Civil Aviation Conference (ECAC) Standard 3 by September 2020. However, this deadline could potentially be delayed. Our Security division's real time tomography (RTT) product has passed the ECAC explosive detection system Standard 3 threat detection requirement.

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

        We often provide a guarantee to support our performance under multiple performance obligations. In the event that customers are permitted to terminate such arrangements, the underlying contract typically requires payment for deliverables and reimbursement of costs incurred through the date of termination.

        We adopted new revenue recognition guidance issued by the FASB effective July 1, 2018 using the modified retrospective method. See Note 1 to the consolidated financial statements.

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

        Inventory.    Inventories are generally stated at the lower of cost (first-in, first-out) or net realizable value. We write down inventory for slow-moving and obsolete inventory based on historical usage, orders on hand, assessments of future demands, market conditions among other items. If these factors are less favorable than those projected, additional inventory write-downs may be required.

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

        Impairment of Long-Lived Assets.    Goodwill represents the excess purchase price over the estimated fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is allocated to our segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is annually tested for impairment as of the end of the second quarter and more frequently if there is an indicator of impairment. We assess qualitative factors of each of our three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessments conducted as of December 31, 2018 indicated that it is not more likely than not that the fair values of two of our three reporting units are less than their carrying amounts, including goodwill. Thus, we have determined that there is no goodwill impairment for these two reporting units.

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

        The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite vesting period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our Common Stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise. We estimate the fair value of restricted stock unit awards on the date of the grant using the market price of our Common Stock on that date. In addition, we estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, stock-based compensation expense could differ significantly from the amounts we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as necessary. We recognize the cumulative effect of changes in the estimated forfeiture rate as compensation cost in earnings in the period of the revision. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially in the future. Certain restricted stock units vest based upon the achievement of pre-established performance criteria. We estimate the fair value of performance-based awards at the date of grant based upon the probability that the specified performance criteria will be met, adjusted for estimated forfeitures. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based awards if necessary. We amortize the fair values of performance-based awards over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. See Note 8 to the consolidated financial statements for a further discussion of stock-based compensation.

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

	2017	% of Net Revenues	2018	% of Net Revenues	2019	% of Net Revenues	2017-2018 % Change	2018-2019 % Change
	(Dollars in millions)

Security	$555.2	58%	$690.0	63%	$747.5	63%	24%	8%
Healthcare	200.1	21%	189.4	18%	188.5	16%	(5)%	0%
Optoelectronics / Manufacturing	205.7	21%	209.9	19%	246.1	21%	2%	17%

Total Net Revenues	$961.0		$1,089.3		$1,182.1		13%	9%

        Fiscal 2019 Compared with Fiscal 2018.    Revenues for the Security division increased on a year-over-year basis primarily as a result of significant growth in sales of cargo and vehicle inspection systems and explosive detection systems. These increases were partially offset by lower checkpoint and trace detection equipment revenues. In addition, service revenues decreased primarily due to a reduction in revenue from the contract with the Servicio de Administración Tributaria (SAT) in Mexico entered into in January 2018 in comparison with revenues from the previous Mexico contract.

        Revenues for the Healthcare division were essentially flat with the prior year. Increased sales in patient monitoring and cardiology products were offset by our de-emphasis of the anesthesia product line and the exit of an underperforming sales channel in the second quarter of fiscal 2019.

        Revenues for the Optoelectronics and Manufacturing division increased primarily due to strong general sales in our commercial optoelectronics business as well as the contribution of $24.5 million in fiscal 2019 revenues from two businesses acquired during calendar year 2018.

Gross Profit

	2017	% of Net Revenues	2018	% of Net Revenues	2019	% of Net Revenues
	(Dollars in millions)

Gross profit	$323.5	33.7%	$391.7	36.0%	$430.6	36.4%

        Fiscal 2019 Compared with Fiscal 2018.    Gross profit increased as a result of the growth in net revenues. The gross margin increased associated with economies of scale on higher revenues and a favorable product mix.

Operating Expenses

	2017	% of Net Revenues	2018	% of Net Revenues	2019	% of Net Revenues	2017-2018 % Change	2018-2019 % Change
	(Dollars in millions)
Selling, general and administrative	$192.6	20.0%	$239.6	22.0%	$262.5	22.2%	24%	10%
Research and development	50.9	5.3%	61.2	5.6%	56.5	4.8%	20%	(8)%
Impairment, restructuring and other charges	46.7	4.9%	35.0	3.2%	3.8	0.3%	(25)%	(89)%

Total operating expenses	$290.2	30.2%	$335.8	30.8%	$322.8	27.3%	16%	(4)%

Selling, General and Administrative

        Selling, general and administrative ("SG&A") expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses.

        Fiscal 2019 Compared with Fiscal 2018.    SG&A expenses increased year-over-year in support of our growth in revenues, including greater selling commissions expense and incentive based compensation programs.

Research and Development

        Our Security and Healthcare divisions have historically invested substantial amounts in research and development ("R&D"). We intend to continue this trend in future years, although specific programs may or may not continue to be funded and funding levels may fluctuate. R&D expenses included research related to new product development and product enhancement expenditures.

        Fiscal 2019 Compared with Fiscal 2018.    R&D expenses decreased year-over-year due to reduced costs in our Security division from consolidation following an acquisition completed in the prior year where certain projects were deemed duplicative and reduced costs for ongoing engineering projects. Further, R&D expenses decreased in our Healthcare division due to reduced compensation and professional fees primarily associated with an overall reduction in headcount expenses, including the de-emphasis and exiting of the anesthesia product line and related development programs.

Impairment, Restructuring and Other Charges

        We have undertaken certain restructuring activities in an effort to align our global capacity and infrastructure with demand by our customers and fully integrate acquisitions, thereby improving our operational efficiency. Our efforts have helped enhance our ability to improve operating margins, retain and expand existing relationships with customers and attract new business. We may utilize similar measures in the future to realign our operations to further increase our operating efficiencies. The effect of these efforts may materially affect our future operating results.

        Fiscal 2019 Compared with Fiscal 2018.    During fiscal 2019, we incurred restructuring and other charges of $4.4 million related to employee termination and facility closure costs and $1.3 million in acquisition costs, which were partially offset by a net $1.9 million recovery of certain legal costs as a result of insurance reimbursements. Impairment, restructuring and other charges incurred in fiscal 2018 included: (i) $9.7 million of costs associated with the abandonment of a product line in our Healthcare division; (ii) $3.1 million of impairment of intangibles, primarily trademarks, related to two acquired brands that were merged into existing product lines as well as assets associated with abandoned product lines; (iii) $8.1 million of accrued charges related to estimated legal settlements; (iv) $1.3 million of acquisition costs; and (v) $1.2 million of employee termination and facility closure costs for restructuring activities.

Interest and Other

	2017	2018	2019
	(Dollars in millions)

Interest expense, net	$9.6	$19.3	$21.6
Other (income) expense, net	(2.1)	(0.2)	—

Interest and other expense, net	$7.5	$19.1	$21.6

        Fiscal 2019 Compared with Fiscal 2018.    In fiscal 2019, interest expense, net, was $21.6 million as compared to $19.3 million for the same prior-year period. This increase was driven by higher fiscal 2019 average debt balances and the impact of increased interest rates under our revolving credit facility. Interest expense included $7.8 million and $7.5 million in fiscal 2019 and 2018, respectively, of non-cash interest expense related to the Notes (see Note 7 to the condensed consolidated financial statements for further discussion).

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

        Fiscal 2019 Compared with Fiscal 2018.    In fiscal 2019, our income tax provision was $21.4 million, compared to $66.0 million for the prior year. The prior year tax provision included $55.3 million of discrete tax expense resulting from the enactment of the Tax Act and $0.8 million related to other discrete tax items. The effective tax rate for fiscal 2019 was 24.8% compared to 179.0% for fiscal 2018 which includes the effect of the discreet tax item related to the enactment of the Tax Act. Excluding the net impact of discrete tax items, our effective tax rate for fiscal 2019 was 28.9%, compared to 26.9% in the prior year.

Liquidity and Capital Resources

        Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility. Cash and cash equivalents totaled $96.3 million at June 30, 2019, an increase of $11.5 million, or 14%, from $84.8 million at June 30, 2018. During fiscal 2019, we generated $119.1 million of cash flow from operations. These proceeds were used for the following: $27.4 million invested in capital expenditures, $18.3 million for the acquisition of businesses, $26.7 million for net repayment of bank borrowings and long-term debt and $35.0 million for share repurchases and taxes paid related to the net share settlement of equity awards. If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and foreseeable future. In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit.

        We have a five-year revolving credit facility that allows us to borrow up to $535 million. As of June 30, 2019, there was $88.0 million outstanding under the revolving credit facility and letters-of-credit outstanding totaled $55.9 million. See Note 7 to the consolidated financial statements for further discussion.

        Cash Provided by Operating Activities.    Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During fiscal 2019, we generated cash from operations of $119.1 million compared to $133.1 million in the prior fiscal year. This decrease was driven by investments in net working capital partially offset by increase in profits.

        Cash Used in Investing Activities.    Net cash used in investing activities was $48.5 million during fiscal 2019 as compared to $149.4 million used during the prior year. During fiscal 2019, we used cash of $18.3 million for the acquisitions of businesses as compared to $103.8 million in the prior fiscal year. Capital expenditures in fiscal 2019 were $27.4 million, lower than the $43.2 million in the prior year, primarily because in fiscal 2018 we purchased the American Science and Engineering, Inc. ("AS&E") facility in Billerica, Massachusetts.

        Cash Used in Financing Activities.    Net cash used in financing activities was $58.3 million during fiscal 2019, compared to $68.4 million during the prior year. The changes in cash flows from financing activities primarily relate to (i) net repayments of borrowings on bank lines of credit and debt totaling $26.7 million in fiscal 2019 compared to net proceeds of $8.5 million in fiscal 2018; and (ii) $35.0 million used for share repurchases and taxes paid related to the net share settlement of equity awards in fiscal 2019 compared to $83.8 million in the prior year.

Borrowings

        Outstanding lines of credit and current and long-term debt totaled $346.6 million at June 30, 2019, a decrease of $17.6 million from $364.2 million at June 30, 2018. As of June 30, 2019, we are in compliance with all covenants under our various borrowing agreements. See Note 7 to the consolidated financial statements for further discussion.

        The following is a summary of our contractual obligations and commitments at June 30, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Total debt	$377,561	$88,819	$1,156	$287,586	$—
Operating leases (1)	34,291	9,802	13,555	6,351	4,583
Purchase obligations	58,793	55,203	3,570	16	4
Acquisition-related obligations	16,577	5,080	8,045	2,618	834
Defined benefit plan obligation	11,973	122	273	5,962	5,616

Total contractual obligations	$499,195	$159,026	$26,599	$302,533	$11,037

Other commercial commitments—letters of credit	$98,428	$50,266	$24,295	$2,280	$21,587

(1)
Represents future cash payments for operating leases which are presented on an undiscounted basis.

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

Cash Held by Foreign Subsidiaries

        Our cash, cash equivalents, and investments totaled $96.3 million at June 30, 2019. Of this amount, approximately 87% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily in Singapore, Mexico, the United Kingdom, Malaysia, and India and to a lesser extent in Canada, Albania, and Germany among others. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Stock Repurchase Program

        In March 2018, the Board of Directors authorized a stock repurchase program of up to 1,000,000 shares. During fiscal 2019, we repurchased 288,316 shares. As of June 30, 2019, 562,707 shares were available for additional repurchase under the current program. Repurchases may be made from time to time through open-market purchases or privately-negotiated transactions at our discretion. Upon repurchase, the shares are restored to the status of authorized but unissued shares and we record them as a reduction in the number of shares of Common Stock issued and outstanding in our consolidated financial statements.

Dividends

        We have not paid any cash dividends since the consummation of our initial public offering in 1997.

Off Balance Sheet Arrangements

        As of June 30, 2019, we had no significant off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K, other than those previously disclosed.

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

Importance of International Markets

        International markets provide us with significant growth opportunities. Our financial results in future periods could, however, be adversely affected by periodic economic downturns in different regions of the world, changes in trade policies or tariffs, civil or military conflict and other political instability. We monitor economic and currency conditions around the world to evaluate whether there may be any significant effect on our international sales in the future. Due to our overseas investments and the necessity of dealing with local currencies in our foreign business transactions, we are at risk with respect to foreign currency fluctuations.

Foreign Currency

        Our international operations are subject to certain opportunities and risks, including from foreign currency fluctuations and governmental actions. We conduct business in more than 20 countries. We closely monitor our operations in each country in which we do business and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. Weaknesses in the currencies of some of the countries in which we do business are often offset by strengths in other currencies. Foreign currency financial statements are translated into U.S. dollars at period-end rates, except that revenues, costs and expenses are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain (loss) of approximately $2.0 million, $(1.3) million, and $0.1 million for the fiscal years ended June 30, 2017, 2018 and 2019, respectively. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $8.8 million in fiscal 2019. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $8.8 million in fiscal 2019.

Inflation

        We do not believe that inflation has had a material impact on our results of operations.

Interest Rate Risk

        The principal maturity and estimated value of our long-term debt exposure for each of the fiscal years set forth below as of June 30, 2019 were as follows (in thousands):

	Maturity
	2020	2021	2022	2023	2024	2025 and thereafter	Total	Fair Value
Convertible senior notes	$—	$—	$—	$287,500	$—	$—	$287,500	$287,500
Cash interest rate on convertible notes	1.25%	1.25%	1.25%	1.25%	—%	—%	1.25%	1.25%
Secured loans and capital lease obligations	$819	$710	$446	$86	$—	$—	$2,061	$2,061
Average interest rate of secured loans and capital lease obligations	4.5%	4.5%	4.5%	4.5%	—%	—%	4.5%	4.5%

        At June 30, 2019, we had $88.0 million of borrowing outstanding under our revolving credit facility. These borrowings are subject to fluctuations in LIBOR.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        We make reference here to the Index to consolidated financial statements that appears on page F-1 of this report. The Report of Independent Registered Public Accounting Firm from Moss Adams LLP, the Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and Supplementary Data—Unaudited Quarterly Results listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into this Item 8.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of June 30, 2019, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act) for the Company. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2019.

        Moss Adams LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of OSI Systems, Inc. and on the effectiveness of our internal control over financial reporting. The report of Moss Adams LLP is contained in this annual report.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2019.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2019.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2019.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2019.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting, presently scheduled to be held in December 2019.

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

ITEM 16.    FORM 10-K SUMMARY

        None.

OSI SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
OSI Systems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

        We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and subsidiaries (the "Company") as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

        As discussed in Note 1 to the consolidated financial statements, in fiscal 2019 the Company changed its method of accounting for revenue recognition due to the adoption of Accounting Standards Codification Topic No. 606.

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

Critical Audit Matters

        The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventories

        As described in Notes 1 and 3 to the consolidated financial statements, the Company's consolidated inventories balance was $273.7 million as of June 30, 2019. The Company generally values its inventories at lower of cost (first-in, first-out) or net realizable value. The Company writes down inventory for slow-moving and obsolete inventory based on historical usage, orders on hand, assessments of future demands and market conditions, among other items. As disclosed by management, if these factors are less favorable than those projected, additional inventory write-downs may be required.

        The valuation of inventories requires management to make significant assumptions and complex judgments about the future salability of the inventory and its net realizable value. These assumptions include the assessment of net realizable value by inventory category considering retention periods, future usage and market demand for their products. Additionally, management makes qualitative judgments related to discontinued, slow moving and obsolete inventories.

        The primary procedures we performed to address this critical audit matter included:

  •
  Testing the design and operating effectiveness of internal controls over the valuation of inventories, including those related to the Company's methodology for valuing specific inventory categories;

  •
  Testing management's process for determining the valuation of inventories, including:

  •
  Evaluating the reasonableness of the significant assumptions used by management including those related to forecasted inventory usage and backlog;

  •
  Testing the completeness, accuracy, and relevance of the underlying data used in management's estimate;

    •
    Testing the calculations related to the application of the methodology to specific inventory categories;

    •
    Performing inquiries with appropriate non-financial personnel, including sales and production employees, regarding obsolete or discontinued inventory models, cancelled sales orders and other factors to corroborate management's assertions regarding qualitative judgments about discontinued, slow moving and obsolete inventories; and

  •
  Developing an independent expectation of inventory write-downs at year end based on historical trends and comparing it to management's estimate.

/s/ Moss Adams LLP

Los Angeles, California
August 27, 2019

We have served as the Company's auditor since 2006.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts and par value)

	June 30,
	2018	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,814	$96,316
Accounts receivable, net	210,744	238,440
Inventories	313,552	273,711
Prepaid expenses and other current assets	41,587	32,432

Total current assets	650,697	640,899
Property and equipment, net	115,524	127,385
Goodwill	292,213	307,108
Intangible assets, net	142,001	132,954
Other assets	55,256	56,518

Total assets	$1,255,691	$1,264,864

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$113,000	$88,000
Current portion of long-term debt	2,262	804
Accounts payable	106,892	93,500
Accrued payroll and related expenses	40,171	43,521
Advances from customers	55,761	43,227
Other accrued expenses and current liabilities	125,236	112,956

Total current liabilities	443,322	382,008
Long-term debt	248,980	257,752
Deferred income taxes	15,002	7,979
Other long-term liabilities	58,951	65,398

Total liabilities	766,255	713,137

Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.001 par value—10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 18,032,374 and 18,167,020 shares at June 30, 2018 and 2019, respectively	169,475	168,913
Retained earnings	334,745	399,541
Accumulated other comprehensive loss	(14,784)	(16,727)

Total stockholders' equity	489,436	551,727

Total liabilities and stockholders' equity	$1,255,691	$1,264,864

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended June 30,
	2017	2018	2019
Net revenues:
Products	$655,840	$732,927	$856,712
Services	305,111	356,359	325,403

Total net revenues	960,951	1,089,286	1,182,115
Cost of goods sold:
Products	466,293	504,483	572,673
Services	171,157	193,151	178,848

Total cost of goods sold	637,450	697,634	751,521

Gross profit	323,501	391,652	430,594

Operating expenses:
Selling, general and administrative	192,560	239,592	262,484
Research and development	50,951	61,189	56,509
Impairment, restructuring and other charges	46,698	34,963	3,827

Total operating expenses	290,209	335,744	322,820

Income from operations	33,292	55,908	107,774
Interest expense, net	(9,629)	(19,293)	(21,603)
Other income (expense), net	2,088	239	(7)

Income before income taxes	25,751	36,854	86,164
Provision for income taxes	(4,675)	(65,981)	(21,368)

Net income (loss)	$21,076	$(29,127)	$64,796

Earnings (loss) per share:
Basic	$1.12	$(1.57)	$3.58

Diluted	$1.07	$(1.57)	$3.46

Shares used in per share calculation:
Basic	18,894	18,592	18,097

Diluted	19,689	18,592	18,720

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended June 30,
	2017	2018	2019
Net income (loss)	$21,076	$(29,127)	$64,796
Other comprehensive income (loss):
Foreign currency translation adjustment	(433)	1,904	(2,059)
Other	501	500	116

Other comprehensive income (loss)	68	2,404	(1,943)

Comprehensive income (loss)	$21,144	$(26,723)	$62,853

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common
				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance—June 30, 2016	18,912,157	$219,114	$338,988	$(17,256)	$540,846
Exercise of stock options	168,564	4,498	—	—	4,498
Vesting of restricted stock/RSUs	338,100	—	—	—	—
Shares issued under employee stock purchase program	63,864	3,159	—	—	3,159
Stock compensation expense	—	26,132	—	—	26,132
RSU obligation under business combination	—	1,400	—	—	1,400
Repurchase of common stock	(642,277)	(48,453)	—	—	(48,453)
Taxes paid related to net share settlement of equity awards	(150,840)	(10,084)	—	—	(10,084)
Equity component of convertible debt	—	26,763	—	—	26,763
Accounting change for stock based compensation	—	—	3,808	—	3,808
Net income	—	—	21,076	—	21,076
Other comprehensive income	—	—	—	68	68

Balance—June 30, 2017	18,689,568	$222,529	$363,872	$(17,188)	$569,213

Exercise of stock options	121,651	2,863	—	—	2,863
Vesting of restricted stock/RSUs	413,639	—	—	—	—
Shares issued under employee stock purchase program	78,310	4,033	—	—	4,033
Stock compensation expense	—	23,846	—	—	23,846
Repurchase of common stock	(1,021,458)	(62,932)	—	—	(62,932)
Taxes paid related to net share settlement of equity awards	(249,336)	(20,864)	—	—	(20,864)
Net loss	—	—	(29,127)	—	(29,127)
Other comprehensive income	—	—	—	2,404	2,404

Balance—June 30, 2018	18,032,374	$169,475	$334,745	$(14,784)	$489,436

Exercise of stock options	169,799	4,972	—	—	4,972
Vesting of RSUs	364,410	—	—	—	—
Shares issued under employee stock purchase program	75,313	4,180	—	—	4,180
Stock compensation expense	—	25,251	—	—	25,251
Repurchase of common stock	(288,316)	(21,029)	—	—	(21,029)
Taxes paid related to net share settlement of equity awards	(186,560)	(13,936)	—	—	(13,936)
Net income	—	—	64,796	—	64,796
Other comprehensive loss	—	—	—	(1,943)	(1,943)

Balance—June 30, 2019	18,167,020	$168,913	$399,541	$(16,727)	$551,727

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended June 30,
	2017	2018	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21,076	$(29,127)	$64,796
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	68,235	69,754	56,234
Stock-based compensation	26,132	23,846	25,251
Provision for losses on accounts receivable	2,086	3,270	2,741
Deferred income taxes	(24,222)	26,113	(8,536)
Amortization of debt discount and issuance costs	2,844	8,632	9,026
Impairment charges	27,047	7,795	—
Gain on sale of business	(2,110)	—	—
Other	(1,346)	1,668	292
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(44,462)	11,340	(27,206)
Inventories	30,808	(59,221)	39,447
Prepaid expenses and other assets	5,609	(836)	(6,175)
Accounts payable	2,657	25,145	(16,623)
Accrued payroll and related expenses	1,366	3,412	3,355
Advances from customers	(33,552)	17,183	(12,489)
Other	(19,389)	24,135	(11,001)

Net cash provided by operating activities	62,779	133,109	119,112

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(17,096)	(43,198)	(27,412)
Acquisition of businesses, net of cash acquired	(188,542)	(100,159)	(18,271)
Net proceeds from sale of business	12,793	—	—
Acquisition of intangible and other assets	(5,147)	(2,453)	(2,803)

Net cash used in investing activities	(197,992)	(145,810)	(48,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on bank lines of credit	(22,000)	10,000	(25,006)
Proceeds from long-term debt	280,541	1,044	1,409
Payments on long-term debt	(4,077)	(2,592)	(3,122)
Proceeds from exercise of stock options and employee stock purchase plan	7,657	6,896	9,152
Payment of contingent consideration	(2,696)	(3,634)	(5,782)
Repurchase of common stock	(48,453)	(62,932)	(21,029)
Taxes paid related to net share settlement of equity awards	(10,084)	(20,864)	(13,936)

Net cash provided by (used in) financing activities	200,888	(72,082)	(58,314)

Effect of exchange rate changes on cash	(395)	(53)	(810)

Net increase (decrease) in cash and cash equivalents	65,280	(84,836)	11,502
Cash and cash equivalents—beginning of year	104,370	169,650	84,814

Cash and cash equivalents—end of year	$169,650	$84,814	$96,316

Supplemental disclosure of cash flow information:
Interest	$5,185	$9,249	$11,862

Income taxes	$25,066	$29,445	$34,794

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED JUNE 30, 2019

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business—OSI Systems, Inc., together with our subsidiaries, is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products in diversified markets, including homeland security, healthcare, defense and aerospace.

        We have three reporting segments: (i) Security, providing security inspection systems and related services, and turnkey security screening solutions; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and related services and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for our Security and Healthcare divisions as well as to external original equipment manufacturer ("OEM") customers and end users for applications in the defense, aerospace, medical and industrial markets, among others.

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

        Through our Healthcare segment, we design, manufacture, market and service patient monitoring and diagnostic cardiology systems and related supplies and accessories worldwide. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians' offices, medical clinics and ambulatory surgery centers, among others.

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

        Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for our company relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, values for inventories reported at lower of cost or net realizable value, stock-based compensation expense, income taxes, accrued warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

periods during which they become known. Actual amounts may differ from these estimates and could differ materially.

        Cash Equivalents—We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

        Our cash and cash equivalents totaled $96.3 million at June 30, 2019. These amounts were held primarily by our subsidiaries in Singapore, Mexico, the United Kingdom, Malaysia, and India and to a lesser extent in Canada, Albania, and Germany among others. We have cash holdings that exceed insured limits for financial institutions; however, we mitigate this risk by utilizing high credit quality financial institutions throughout the world.

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

        Components of accounts receivable consisted of (in thousands):

	June 30,
	2018	2019
Accounts receivables	$221,240	$253,504
Less allowance for doubtful accounts	(10,496)	(15,064)

Total	$210,744	$238,440

        Inventories—Inventories are generally stated at the lower of cost (first-in, first-out) or net realizable value. We write down inventory for slow-moving and obsolete inventory based on historical usage, orders on hand, assessments of future demands, market conditions among other items. If these factors are less favorable than those projected, additional inventory write-downs may be required.

        Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged while assets are used in service and are computed using the straight-line method over the estimated useful lives of the assets taking into consideration any estimated salvage value. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the useful life of the asset or the lease term. Leased capital assets are included in property and equipment. Amortization of property and equipment under capital leases is included with depreciation expense. In the event that property and equipment are idle, as a result of excess capacity or the early termination, non-renewal or reduction in scope of a turnkey screening operation, such assets are assessed for impairment on a periodic basis or if any indicators of impairment exist. As more fully described in Note 6, in fiscal 2017, we determined that certain fixed assets related to our turnkey security screening program in Mexico that were not in use were permanently impaired.

        Goodwill and Other Intangible Assets and Valuation of Long-Lived Assets—Goodwill represents the excess purchase price over the estimated fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is allocated to our segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is annually tested for impairment as of the end of the second quarter and

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

more frequently if there is an indicator of impairment. We assess qualitative factors of each of our three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessments conducted as of December 31, 2018 indicated that it is not more likely than not that the fair values of two of our three reporting units are less than their carrying amounts, including goodwill. Thus, we have determined that there is no goodwill impairment for these two reporting units.

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

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. "Level 1" category includes assets and liabilities at quoted prices in active markets for identical assets and liabilities. "Level 2" category includes assets and liabilities from observable inputs other than quoted market prices. "Level 3" category includes assets and liabilities

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

for which valuation techniques are unobservable and significant to the fair value measurement. As of June 30, 2018 and 2019, there were no assets where "Level 3" valuation techniques were used. As further discussed in Note 10 to the consolidated financial statements, our contingent payment obligations related to acquisitions are valued using "Level 3" valuation techniques on a recurring basis. The fair values of our financial assets and liabilities as of June 30, 2018 and 2019 are categorized as follows (in thousands):

	June 30, 2018				June 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Insurance company contracts	$—	$31,897	$—	$31,897	$—	$35,899	$—	$35,899
Interest rate contract	—	18	—	18	—	—	—	—

Total assets	$—	$31,915	$—	$31,915	$—	$35,899	$—	$35,899

Liabilities—Contingent consideration	$—	$—	$15,713	$15,713	$—	$—	$16,577	$16,577

Revenue Recognition

        ASU 2014-09, Revenue from Contracts with Customers (Topic 606).    In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09 and related amendments ("ASC 606"), which superseded all prior revenue recognition methods and industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (i.e., either over time or at a point in time). ASC 606 further requires that companies disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 1, 2018, we adopted ASC 606 using the modified retrospective method, whereby the adoption does not impact any prior periods. We identified contracts not yet completed as of July 1, 2018 and applied the new guidance on a prospective basis.

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

FOR THE THREE YEARS ENDED JUNE 30, 2019

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

        We often provide a guarantee to support our performance under multiple performance obligations. In the event that customers are permitted to terminate such arrangements, the underlying contract typically requires payment for deliverables and reimbursement of costs incurred through the date of termination.

        Effect of Adopting ASC 606.    Adopting ASC 606 did not require any cumulative effect adjustment to retained earnings as of July 1, 2018 because the impact on retained earnings was immaterial. The impact to our consolidated statements of operations is shown below for the year ended June 30, 2019 and for the balance sheet as of June 30, 2019.

Statement of Operations (in thousands)

	Year Ended June 30, 2019
	Results as Reported	Results without Adoption of ASC 606	Effect of Change
Revenue	$1,182,115	$1,149,209	$32,906
Cost of goods sold	751,521	734,322	17,199
Operating expenses	322,820	309,824	12,996

Income from operations	107,774	105,063	2,711
Interest and other expense, net	(21,610)	(21,610)	—
Income tax provision	(21,368)	(20,943)	(425)

Net income	$64,796	$62,510	$2,286

Balance Sheet (in thousands)

	June 30, 2019
	Balances as Reported	Balances without Adoption of ASC 606	Effect of Change
Assets
Accounts receivable, net	$238,440	$218,941	$19,499
Inventories	273,711	290,980	(17,269)
Other assets	752,713	753,138	(425)
Liabilities
Current liabilities	382,008	382,489	(481)
Other liabilities	331,129	331,129	—
Stockholders' Equity
Retained earnings	399,541	397,255	2,286

        During the year ended June 30, 2019, we recognized additional revenue as a result of adopting ASC 606. This is primarily due to sales within our Security division where we met certain contractual performance obligations. As a result, this increased net income and accounts receivable and reduced inventories.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

        We disaggregate revenue by reporting segment (Security, Optoelectronics and Manufacturing, and Healthcare) to depict the nature of revenue in a manner consistent with our business operations and to be consistent with other communications and public filings. Refer to Note 14 to our consolidated financial statements for additional details of revenues by reporting segment.

        Contract Assets and Liabilities.    We enter into contracts to sell products and provide services, and we recognize contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to ASC 606 and, at times, recognize revenue in advance of the time when contracts give us the right to invoice a customer. We may also receive consideration, per the terms of a contract, from customers prior to transferring goods to the customer. We record customer deposits as a contract liability. Additionally, we may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, we record a deferred revenue liability. We recognize these contract liabilities as sales after all revenue recognition criteria are met. The table below shows the balance of contract assets and liabilities as of June 30, 2018 and 2019, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

  Contract Assets (in thousands)

	June 30, 2018	June 30, 2019	Change	% Change
Unbilled revenue	$1,617	$19,287	$17,670	>100%

  Contract Liabilities (in thousands)

	June 30, 2018	June 30, 2019	Change	% Change
Advances from customers	$55,761	$43,227	$(12,534)	(22)%
Deferred revenue—current	28,899	33,641	4,742	16%
Deferred revenue—long-term	9,562	9,506	(56)	(1)%

        Remaining Performance Obligations.    Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $143.5 million. We expect to recognize revenue on approximately 43% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During year ended June 30, 2019, we recognized revenue of $74.6 million from contract liabilities existing at the beginning of the year.

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

FOR THE THREE YEARS ENDED JUNE 30, 2019

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

        Credit Risk and Concentration—Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. We restrict investments in cash equivalents to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of our company's worldwide customer base. As of June 30, 2018 and 2019, no customer accounted for greater than 10% of accounts receivable. SAT accounted for 12% of revenues for the fiscal year ended June 30, 2017. No customer accounted for greater than 10% of revenues for the fiscal years ended June 30, 2018 and 2019. We perform ongoing credit evaluations of our customers' financial condition and maintain allowances for potential credit losses.

        Our cash and cash equivalents totaled $84.8 million and $96.3 million at June 30, 2018 and 2019, respectively. Of these amounts, approximately 86% and 87% was held by our foreign subsidiaries at June 30, 2018 and 2019, respectively.

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

        Foreign Currency Translation and Transactions—We transact business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

included in stockholders' equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain (loss) of approximately $2.0 million, $(1.3) million and $0.1 million for the fiscal years ended June 30, 2017, 2018 and 2019, respectively.

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

        Earnings per Share—We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. In periods where a net loss is reported, basic and diluted net loss per share are the same since the effect of potential common shares is antidilutive and therefore excluded. The underlying equity component of the 1.25% convertible senior notes due 2022 (the "Notes") discussed in Note 7 to the consolidated financial statements has been excluded from the calculation of diluted earnings per share as it was anti-dilutive since the average price of our common stock did not exceed the conversion price because the principal amount of the Notes is intended to be settled in cash upon conversion.

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	2017	2018	2019
Net income (loss) available to common stockholders	$21,076	$(29,127)	$64,796

Weighted average shares outstanding—basic	18,894	18,592	18,097
Dilutive effect of equity awards	795	—	623

Weighted average shares outstanding—diluted	19,689	18,592	18,720

Basic earnings (loss) per share	$1.12	$(1.57)	$3.58

Diluted earnings (loss) per share	$1.07	$(1.57)	$3.46

Weighted average shares excluded from diluted earnings (loss) per share due to their anti-dilutive effect	87	1,280	40

        Warranty Provision—We offer our customers warranties on many of the products that we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

period after original shipment. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The warranty provision is included in other accrued expenses and current liabilities in the consolidated balance sheets, whose activity for each of the three fiscal years ended June 30, 2019 is summarized in the following table (in thousands):

Warranty provision as of June 30, 2016	$15,948
Warranty claims provided for/assumed in acquisition	5,793
Settlements made	(6,563)

Warranty provision as of June 30, 2017	$15,178
Warranty claims provided for/assumed in acquisition	14,156
Settlements made	(7,515)

Warranty provision as of June 30, 2018	$21,819
Warranty claims provided for/assumed in acquisition	8,867
Settlements made	(8,962)

Warranty provision as of June 30, 2019	$21,724

Recent Accounting Guidance

Recently Adopted Accounting Pronouncements

Revenue

        As discussed above, we adopted ASC 606 on July 1, 2018 using the modified retrospective method, whereby the adoption does not impact any prior periods.

Statement of Cash Flows

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. We adopted this ASU effective July 1, 2018 using the retrospective approach and the initial adoption had no material effect on our consolidated statement of cash flows.

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

FOR THE THREE YEARS ENDED JUNE 30, 2019

Recently Issued Accounting Pronouncements Not Yet Adopted

Leases

        In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires lessees to recognize right of use ("ROU") assets and lease liabilities on the balance sheet for the rights and obligations created by leases with terms of more than 12 months. The ASU also requires qualitative and quantitative disclosures designed to give financial statement readers information on the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for us in the first quarter of fiscal 2020. We adopted the new lease standard effective July 1, 2019 using the effective date method, under which an entity initially applies the new standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We reviewed existing contracts, implemented a new lease accounting and administration software solution, and modified our accounting policies, operational and financial reporting processes and relevant internal controls. We have elected to adopt certain practical expedients provided under ASC 842, including the option to not apply lease recognition for short-term leases, the package of transitional practical expedients relating to lease identification, lease classification, and initial direct costs of leases, and applying a single discount rate to a portfolio of leased assets with similar durations. The adoption of the new standard will result in the recognition of at least $28 million of ROU assets and lease liabilities to our balance sheet. We are continuing to assess the impact of adopting the new standard on our consolidated financial statements but do not expect a material impact on our consolidated statement of operations or consolidated statement of cash flows.

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

Intangibles

        In August 2018, the FASB issued authoritative guidance under ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. We are required to adopt this new guidance in the first quarter of fiscal 2021. We are currently evaluating the potential impact of adoption of this guidance on our consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

        Our consolidated statements of operations include $76.5 million of revenue and $10.7 million of income from operations from ETD for the period from July 7, 2017 to June 30, 2018.

        The following unaudited pro forma results of operations assume the ETD acquisition had occurred on July 1, 2016 (in thousands):

2017
Revenues	$1,036,814
Income from operations	$46,725

        Significant pro forma adjustments incorporated into the pro forma results above include the recognition of additional amortization expense related to acquired intangible assets. The pro forma results for the year ended June 30, 2017 were carved out from the operations of the business when it was owned by its former parent. These carve-out results have been prepared from the historical accounts of its former parent, and include revenues and expenses specifically identified to ETD, and allocations of certain overhead expenses. These pro forma results were based on estimates and assumptions, which we believe are reasonable. They are prepared for comparative purposes only and do not necessarily reflect the results that would have been realized had the ETD acquisition occurred at the beginning of the period presented and are not necessarily indicative of our consolidated results of operations in future periods.

Acquisition of American Science and Engineering

        On September 9, 2016, we acquired by merger 100% ownership of AS&E, a leading provider of detection solutions for advanced cargo, parcel, and personnel inspection. AS&E's operations are included in our Security division. We financed the total cash merger consideration of $266 million with a combination of cash on hand and borrowings under our existing revolving bank line of credit, and also issued restricted stock units ("RSUs") of the Company to replace RSUs previously issued by AS&E. Immediately following the close of the acquisition, we used $69 million of AS&E's existing cash on hand to pay down the revolving bank line of credit. The valuation of the estimated fair value of the assets acquired and liabilities assumed as a result of this business combination has been finalized.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

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

        The consolidated statements of operations include $94.0 million of revenue and $8.7 million of pre-tax income from AS&E for the period from September 10, 2016 to June 30, 2017.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

        The following unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the earliest period presented or the results which may occur in the future. The following unaudited pro forma results of operations assume the AS&E acquisition had occurred on July 1, 2016 (in thousands):

2017
Revenues	$978,706
Income before taxes	$5,856

        Significant pro forma adjustments incorporated into the unaudited pro forma results above include the recognition of additional amortization expense related to acquired intangible assets and additional interest expense related to debt incurred to finance the acquisition. In addition, significant non-recurring adjustments include the elimination and shift to the comparable periods in the prior year of non-recurring acquisition-related expenses and employee termination costs related to the integration of AS&E into the operations of our Security division. Total eliminations for these items during the fiscal year ending 2017 was $13.9 million.

Other Business Acquisitions

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

        In July 2017, we (through our Security division) completed an acquisition of a privately held technology company. The acquisition purchase price was financed with cash on hand and was in an amount (including potential earnout consideration) determined to be insignificant by management.

        These business acquisitions, individually and in the aggregate, were not material to our consolidated financial statements. Accordingly, pro-forma historical results of operations related to these businesses have not been presented.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

3.    INVENTORIES

        Inventory consisted of the following (in thousands):

	June 30,
	2018	2019
Raw materials	$156,612	$143,697
Work-in-process	89,468	67,897
Finished goods	67,472	62,117

Total	$313,552	$273,711

4.    PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (amounts in thousands):

		June 30,
	Estimated Useful Lives
		2018	2019
Land	N/A	$16,569	$16,564
Buildings, civil works and improvements	5-40 years	56,585	55,391
Leasehold improvements	1-13 years	9,681	8,311
Equipment and tooling	3-10 years	117,294	128,428
Furniture and fixtures	3-10 years	3,331	3,190
Computer equipment	3-5 years	18,759	18,733
Computer software	3-10 years	19,509	20,146
Computer software implementation in process	N/A	4,318	8,563
Construction in process	N/A	790	5,760

Total		246,836	265,086
Less accumulated depreciation and amortization		(131,312)	(137,701)

Property and equipment, net		$115,524	$127,385

        During fiscal 2017, 2018 and 2019, depreciation expense was approximately $56.0 million, $43.3 million and $20.5 million, respectively.

        In January 2018, we entered into a two-year agreement with the Mexican government to continue to provide security screening services. Upon inception of the new contract, we transferred certain fixed assets with a net book value of $29.5 million to the customer, and this remaining cost to obtain the contract is amortized on a straight-line basis over the term of the contract as corresponding revenues are recognized. During fiscal 2018 and 2019, we recognized $6.9 million and $14.3 million, respectively, of amortization expense related to such assets. As of June 30, 2019, $7.7 million was included in Prepaid expenses and other current assets.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

5.    GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill by segment for fiscal 2018 and 2019 are as follows (in thousands):

	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Consolidated
Balance as of June 30, 2017	$155,083	$40,129	$46,917	$242,129
Goodwill acquired or adjusted during the period	36,889	—	13,986	50,875
Foreign currency translation adjustment	(162)	28	(657)	(791)

Balance as of June 30, 2018	$191,810	$40,157	$60,246	$292,213
Goodwill acquired or adjusted during the period	8,340	—	7,019	15,359
Foreign currency translation adjustment	(71)	(93)	(300)	(464)

Balance as of June 30, 2019	$200,079	$40,064	$66,965	$307,108

        The measurement periods for the valuation of assets and liabilities acquired may extend up to one year. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

        Intangible assets subject to amortization consisted of the following (amounts in thousands):

		June 30, 2018			June 30, 2019
	Weighted Average Lives	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Software development costs	9 years	$28,174	$(9,423)	$18,751	$29,393	$(12,747)	$16,646
Patents	19 years	8,401	(1,618)	6,783	8,688	(1,927)	6,761
Developed technology	10 years	52,780	(9,706)	43,074	53,460	(14,050)	39,410
Customer relationships/backlog	7 years	63,398	(17,891)	45,507	63,101	(22,132)	40,969

Total amortizable assets		152,753	(38,638)	114,115	154,642	(50,856)	103,786
Non-amortizable assets:
IPR&D		2,290	—	2,290	2,290	—	2,290
Trademarks		25,596	—	25,596	26,878	—	26,878

Total intangible assets		$180,639	$(38,638)	$142,001	$183,810	$(50,856)	$132,954

        During fiscal 2018, we recorded impairment charges related to intangible assets of $2.5 million due to changes in facts and circumstances associated with the shift in strategic direction which led us to conclude that the carrying value of the intangible assets was not recoverable. These intangible assets impairment charges were included in impairment, restructuring and other charges in our consolidated statement of operations.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

        Amortization expense for fiscal 2017, 2018 and 2019 was $12.3 million, $19.5 million and $21.4 million, respectively. Future acquisitions could cause these amounts to increase. At June 30, 2019, the estimated future amortization expense was as follows (in thousands):

2020	$19,960
2021	18,825
2022	14,984
2023	13,904
2024	12,883
Thereafter, including assets that have not yet begun to be amortized	23,230

Total	$103,786

        Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. During fiscal 2017, 2018 and 2019, we capitalized software development costs in the amounts of $2.3 million, $1.8 million and $2.7 million, respectively.

6.    IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

Impairment

        During fiscal 2019, there were no impairment charges. During fiscal 2018, we impaired (i) a product line in our Security division that became redundant as a result of the ETD acquisition, (ii) two product lines in our Healthcare division, and (iii) certain trademarks in our Optoelectronics and Manufacturing division that are no longer used. As a result, $7.8 million of assets, including intangible and fixed assets, were written off as we determined that these assets had no value and were permanently impaired.

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

Restructuring and Other Charges

        We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

        Acquisition and integration costs.    During fiscal 2019, we incurred $1.3 million in costs for professional fees relating to acquisitions.

        Facility consolidation / employee termination.    During fiscal 2019, we incurred $2.0 million in costs associated with the consolidation of facilities in our Healthcare and Optoelectronics and Manufacturing divisions. Additionally, we incurred employee termination costs within our Security, Healthcare, and Optoelectronics and Manufacturing divisions of $0.1 million, $1.6 million, and $0.7 million, respectively, as part of operational efficiency initiatives.

        Legal fees and settlement costs.    During fiscal 2019, legal fees and settlement costs resulted in a net recovery of $1.9 million as a result of insurance reimbursements of certain legal costs.

        The following table summarizes restructuring and other charges for the periods set forth below (in thousands):

	2017
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$810	$—	$—	$4,877	$5,687
Employee termination costs	8,256	1,760	631	—	10,647
Facility closures/consolidation	967	1,095	444	—	2,506
Other charges (reversals)	7	374	(70)	500	811

Total expense	$10,040	$3,229	$1,005	$5,377	$19,651

	2018
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$—	$—	$—	$1,541	$1,541
Employee termination costs	1,485	16	610	—	2,111
Facility closures/consolidation	213	263	26	—	502
Legal and accrued settlement costs	—	19,364	—	3,650	23,014

Total expensed	$1,698	$19,643	$636	$5,191	$27,168

	2019
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Total
Acquisition-related costs	$—	$—	$287	$1,021	$1,308
Employee termination costs	132	1,629	687	—	2,448
Facility closures/consolidation	—	1,918	84	—	2,002
Legal and accrued settlement costs, net	—	—	—	(1,931)	(1,931)

Total expensed	$132	$3,547	$1,058	$(910)	$3,827

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

        The changes in the accrual for restructuring and other charges for fiscal 2018 and 2019 were as follows (in thousands):

	Acquisition- related Costs	Employee Termination Costs	Facility Closure/ Consolidation Cost	Legal Settlements and Related Costs	Total
Balance as of June 30, 2017	$—	$175	$291	$—	$466
Restructuring and other charges	1,541	2,111	502	23,014	27,168
Payments and other adjustments	(1,541)	(1,449)	(394)	(8,949)	(12,333)

Balance as of June 30, 2018	$—	$837	$399	$14,065	$15,301
Restructuring and other charges, net	1,308	2,448	2,002	(1,931)	3,827
Payments and other adjustments	(1,308)	(2,853)	(2,401)	(5,803)	(12,365)

Balance as of June 30, 2019	$—	$432	$—	$6,331	$6,763

        The following table summarizes the impairment, restructuring and other charges for fiscal 2017, 2018 and 2019 (in thousands):

	2017	2018	2019
Impairment of assets	$27,047	$7,795	$—
Facility closure / consolidations	2,506	502	2,002
Employee termination costs	10,647	2,111	2,448
Legal fees, settlements and related costs, net	—	23,014	(1,931)
Acquisition-related costs	5,687	1,541	1,308
Other	811	—	—

Total impairment, restructuring and other charges	$46,698	$34,963	$3,827

7.    BORROWINGS AND DEBT

Revolving Credit Facility

        In April 2019, we entered into an amendment to our revolving credit facility, which, among other things, increased the aggregate committed amount available to us from $525 million to $535 million and extended the maturity date to April 2024. The credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.0% as of June 30, 2019, but this margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.10% as of June 30, 2019, but this fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility. Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The agreement contains various representations and warranties, affirmative, negative and financial covenants and conditions of default. As of June 30, 2019, there was $88.0 million of borrowings outstanding under the revolving credit facility and $55.9 million outstanding under the letters of credit sub facility. The amount available to borrow

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

under the credit facility as of June 30, 2019 was $391.1 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. Although the principal amount of each revolving loan is due and payable in full on the maturity date, we have the right to repay each revolving loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under this revolving facility. Therefore, borrowings under the credit facility are included in current liabilities. As of June 30, 2019, we are in compliance with all covenants under this credit facility.

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

        We may not redeem the Notes prior to March 6, 2020. Thereafter, we may redeem the Notes if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days. If we undergo a fundamental change, as defined in the indenture for the Notes, subject to certain conditions, holders of the Notes may require us to repurchase all or part of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The occurrence of a fundamental change will also result in the Notes becoming immediately convertible. Since the last reported sales price of our Common Stock did not exceed 130% of the conversion price for at least 20 trading days within any applicable period of 30 consecutive trading days during fiscal year 2019, the Notes are not yet convertible.

        Pursuant to ASC 470-20, we allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

as an offset against long term debt in the consolidated balance sheet and being amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for the fiscal year ended June 30, 2019 related to the Notes was $12.6 million, which consisted of $3.6 million of contractual interest expense, $7.8 million of debt discount amortization and $1.2 million of amortization of debt issuance costs. For fiscal year ended June 30, 2018, the total interest expense was $12.3 million, which consisted of $3.6 million of contractual interest expense, $7.5 million of debt discount amortization and $1.2 million of amortization of debt issuance costs. As of June 30, 2018 and 2019, the unamortized debt discount was $35.1 million and $27.3 million, respectively, which is being amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.50%. The unamortized debt issuance cost of $4.9 million and $3.7 million as of June 30, 2018 and 2019, respectively, is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes.

Other Borrowings

        Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of June 30, 2019, $42.5 million was outstanding under these letter-of-credit facilities. As of June 30, 2019, the total amount available under these credit facilities was $24.0 million.

        Long-term debt consisted of the following at June 30, 2018 and 2019 (in thousands):

	2018	2019
1.25% convertible notes due 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(35,133)	(27,283)
Unamortized debt issuance costs	(4,897)	(3,722)

	247,470	256,495
Term loans	2,114	—
Other long-term debt	1,658	2,061

	251,242	258,556
Less current portion of long-term debt	(2,262)	(804)

Long-term portion of debt	$248,980	$257,752

        Fiscal year principal payments of long-term debt as of June 30, 2019 are as follows (in thousands):

2020	$819
2021	710
2022	446
2023	287,586
2024	—
Thereafter	—

Total	$289,561

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

8.    STOCK-BASED COMPENSATION

        As of June 30, 2019, we maintained the Amended and Restated 2012 Incentive Award Plan (the "2012 Plan") and the Amended and Restated 2006 Equity Participation Plan ("2006 Plan") as stock-based employee compensation plans. No further grants may be made under the 2006 Plan. In addition, pursuant to the acquisition of AS&E, we assumed two stock-based employee compensation plans: the AS&E 2005 Equity and Incentive Plan and the AS&E 2014 Equity and Incentive Plan (collectively the "AS&E Plans"). No new equity grants will be made under the AS&E Plans. The 2012 Plan, the 2006 Plan, and the AS&E Plans are collectively referred to as the "OSI Plans".

        We recorded stock-based-compensation expense in the consolidated statement of operations as follows (in thousands):

	2017	2018	2019
Cost of goods sold	$1,443	$972	$732
Selling, general and administrative	21,354	22,293	23,876
Research and development	433	581	643
Restructuring	2,902	—	—

Stock based compensation expense	$26,132	$23,846	$25,251

        As of June 30, 2019, total unrecognized compensation cost related to share-based compensation grants under the OSI Plans were estimated at $0.5 million for stock options and $13.3 million for RSUs. We expect to recognize these costs over a weighted-average period of 1.8 years with respect to the stock options and 2.0 years for grants of RSUs.

        Employee Stock Purchase Plan—We have an employee stock purchase plan under which eligible employees may purchase a limited number of shares of Common Stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the three years ended June 30, 2017, 2018 and 2019, employees purchased 71,314, 80,115 and 70,857 shares, respectively. As of June 30, 2019, there were 670,833 shares of our Common Stock available for issuance under the plan.

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

FOR THE THREE YEARS ENDED JUNE 30, 2019

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

	2017	2018	2019
Expected dividend	—	—	—
Risk-free interest rate	1.7%	1.9%	2.6%
Expected volatility	33.0%	29.0%	28.0%
Expected holding period (in years)	4.5	4.5	4.5

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

        The following summarizes stock option activity for fiscal years 2017, 2018 and 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2016	934,112	28.67
Granted	19,176	73.42
Exercised	(168,564)	26.68
Expired or forfeited	(4,053)	68.28

Outstanding at June 30, 2017	780,671	$30.00
Granted	25,379	85.83
Exercised	(121,651)	23.53
Expired or forfeited	(6,874)	73.77

Outstanding at June 30, 2018	677,525	$32.80
Granted	19,259	73.37
Exercised	(169,799)	32.11
Expired or forfeited	(11,101)	70.50

Outstanding at June 30, 2019	515,884	$33.74	2.2 years	$40,700

Exercisable at June 30, 2019	479,547	$30.36	1.7 years	$39,454

        The per-share weighted-average grant-date fair value of stock options granted under the OSI Plans was $22.19, $23.64 and $20.45 for fiscal 2017, 2018 and 2019, respectively. The total intrinsic value of options exercised during fiscal 2019 was $9,169,000.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

        Restricted Stock Awards and Restricted Stock Units—A summary of restricted stock award and RSU activity for the periods indicated was as follows:

	Shares	Weighted- Average Fair Value
Nonvested at June 30, 2016	530,498	$67.94
Granted	379,888	64.55
Vested	(299,277)	67.87
Net replacement RSUs (1)	20,953	67.76
Forfeited	(20,375)	68.34

Nonvested at June 30, 2017	611,687	$65.85
Granted	351,034	74.09
Vested	(413,639)	65.33
Forfeited	(22,705)	70.32

Nonvested at June 30, 2018	526,377	$71.56
Granted	375,580	74.40
Vested	(364,410)	70.92
Forfeited	(16,407)	74.13

Nonvested at June 30, 2019	521,140	$73.97

(1)
Pursuant to the acquisition of AS&E, we assumed unvested RSUs originally granted by AS&E and converted them into RSUs for our Common Stock.

        The per-share weighted average grant-date fair value of RSUs granted under the OSI Plans was $64.55, $74.09 and $74.40 for fiscal 2017, 2018 and 2019, respectively. The total fair value of shares vested during fiscal 2017, 2018 and 2019 was $23.2 million, $27.0 million and $25.8 million, respectively.

        As of June 30, 2019, there were approximately 1.6 million shares available for grant under the 2012 Plan. Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

        We granted 156,836, 117,346 and 97,514 performance-based awards during fiscal 2017, 2018 and 2019, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 280% of the original number of shares or units awarded.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

9.    INCOME TAXES

        The following is a geographical breakdown of income before the provision for income taxes (in thousands):

	2017	2018	2019
Pre-tax income (loss):
United States	$(39,686)	$(40,335)	$6,575
Foreign	65,437	77,189	79,589

Total pre-tax income	$25,751	$36,854	$86,164

        Our provision (benefit) for income taxes consists of the following (in thousands):

	2017	2018	2019
Current:
Federal	$788	$8,518	$541
State	493	707	883
Foreign	27,616	30,643	28,480

Total current provision	28,897	39,868	29,904
Deferred:
Federal	$(16,314)	$35,957	$(1,697)
State	(484)	338	1,214
Foreign	(7,424)	(10,182)	(8,053)

Total deferred provision (benefit)	(24,222)	26,113	(8,536)

Total provision	$4,675	$65,981	$21,368

        As of June 30, 2018 and 2019, our liability for uncertain tax positions was $4.4 million and $4.6 million, respectively. The $4.6 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

        We recognize potential interest and penalties related to income tax matters in income tax expense. As of June 30, 2019, we had accrued $0.1 million for interest and penalties. Our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include fiscal years after 2015 for federal purposes, fiscal years after 2014 for state purposes and fiscal years after 2007 for various foreign jurisdictions. Facts and circumstances could arise that could cause us to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of statutes of limitation. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, we are not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

        A summary of activity of unrecognized tax benefits for fiscal 2018 and 2019 is as follows (in thousands).

Balance at June 30, 2017	$11,195
Additions on tax positions for the current year	294
Additions on tax positions from prior years	14
Reduction in tax positions from prior year	(1,005)

Balance at June 30, 2018	$10,498
Additions on tax positions for the current year	940
Additions on tax positions from prior years	346
Reduction in tax positions from prior year	(398)

Balance at June 30, 2019	$11,386

Recent Tax Legislation

        The Tax Cuts and Jobs Act (the "Tax Act") enacted in 2017 resulted in the U.S. Federal income tax rate being reduced from 35% to 21% effective January 1, 2018. During the measurement period, which was one year from the date of enactment, or the completion of all estimates made in connection with the Tax Act, companies were permitted to make additional income tax adjustments and revisions of estimates related to the Tax Act. During the quarter ended December 31, 2018, we concluded our analysis of the impact of the Tax Act and made no adjustments to the provisional amounts previously recorded. While our accounting for the recorded impact of the Tax Act as of December 31, 2018 was deemed to be complete, this amount was based on prevailing regulations and available information as of December 31, 2018. Additional guidance issued by the Internal Revenue Service (IRS) and changes to State laws may continue to impact our recorded amounts after December 31, 2018.

        The Tax Act subjects a U.S. corporation to tax on its GILTI (Global Intangible Low-Taxed Income), FDII (Foreign-Derived Tangible Income Taxes), and BEAT (Base Erosion Anti-abuse Tax). We included the impact of these taxes in our effective tax rate. Interpretive guidance on the accounting for GILTI states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. In fiscal 2019, we made the accounting policy election to recognize GILTI as a period expense.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

        Deferred income tax assets (liabilities) consisted of the following (in thousands):

	June 30,
	2018	2019
Deferred income tax assets:
Tax credit carryforwards	$17,591	$14,785
Net operating loss carryforwards	10,473	9,331
Customer advances	2,360	3,365
Allowance for doubtful accounts	4,336	4,287
Inventory reserve	11,735	11,503
Inventory capitalization	3,043	2,721
Accrued liabilities	9,174	5,953
Stock and deferred compensation	15,779	12,737
Other assets	3,641	3,157

Total deferred income tax assets	78,132	67,839
Valuation allowance	(27,007)	(23,377)

Net deferred income tax assets	51,125	44,462

Deferred income tax liabilities:
Depreciation	(6,322)	(4,866)
Amortization of intangible assets	(31,993)	(26,056)
Withholding tax on unrepatriated foreign earnings	(5,114)	(5,114)
State transition tax	(1,754)	(1,754)
Convertible debt	(9,198)	(6,443)
Prepaid expenses	(8,680)	(3,903)
Other liabilities	(459)	(308)

Total deferred income tax liabilities	(63,520)	(48,444)

Net deferred income tax liability	$(12,395)	$(3,982)

        The components of the net deferred income tax asset are classified in the consolidated balance sheets as follows (in thousands):

	2018	2019
Long term deferred income tax asset, included in other assets	2,607	3,997
Long term deferred income tax liability	(15,002)	(7,979)

Net deferred income tax liability	$(12,395)	$(3,982)

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

        The components of current taxes receivable and payable and prepaid taxes are classified in the consolidated balance sheets as follows (in thousands):

	2018	2019
Current taxes receivable and prepaid taxes, included in prepaid expenses and other current assets	$5,172	$4,344
Current taxes payable, included in other accrued expenses and current liabilities	(8,314)	(3,094)

Net tax receivable (payable)	$(3,142)	$1,250

        As of June 30, 2019, we had state and foreign net operating loss carryforwards of approximately $34.1 million and $30.9 million, respectively. As of June 30, 2019, we had federal and state research and development tax credit carryforwards of approximately $15.0 million and $4.7 million, respectively. Our credit carryforwards will begin to expire in the tax year ending June 30, 2025.

        We have established valuation allowances that relate to the net operating loss of certain subsidiaries, capital losses, and tax credits. During the year ended June 30, 2019, we recorded a net aggregated decrease of $3.6 million to these valuation allowances. We review the adequacy of individual valuation allowances and release such allowances when it is determined that it is more likely than not that the related benefits will be realized.

        We recognized all excess tax benefits and tax deficiencies as income tax expense or benefit in the current year. An income tax benefit of approximately $3.7 million and $3.1 million was recognized in fiscal 2018 and 2019, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

        The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	June 30,
	2017	2018	2019
Provision for income taxes at federal statutory rate	35.0%	28.1%	21.0%
Research and development tax credits	(2.5)	(1.4)	(1.6)
Foreign income subject to tax at other than federal statutory rate	(20.0)	(4.8)	2.9
Stock compensation excess tax benefit	(9.5)	(8.8)	(3.2)
Officers' compensation	—	—	3.5
Change in valuation allowance	10.4	19.6	(1.8)
Unrecognized tax (benefit) expense	(1.4)	(6.8)	0.1
Meals and entertainment	1.8	1.5	0.4
Tax on foreign currency gains and losses	9.1	(0.1)	0.2
State tax expense	(1.5)	(1.3)	1.6
U.S. tax on foreign earnings	0.4	2.5	1.0
Non-taxable gain from sale of business	(3.6)	—	—
Mexico imputed income or expense	(2.0)	(3.5)	(0.5)
Remeasurement of U.S. net deferred tax assets from 35% to 21%	—	16.0	—
Deemed repatriation of non-U.S. earnings	—	102.2	—
Withholding tax on deemed repatriation foreign earnings	—	35.8	—
Other	1.9	—	1.2

Effective income tax rate	18.1%	179.0%	24.8%

        The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

10.    COMMITMENTS AND CONTINGENCIES

        The following is a summary of commitments as of June 30, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Total debt	$377,561	$88,819	$1,156	$287,586	$—
Operating leases	34,291	9,802	13,555	6,351	4,583
Purchase obligations	58,793	55,203	3,570	16	4
Acquisition-related obligations	16,577	5,080	8,045	2,618	834
Defined benefit plan obligation	11,973	122	273	5,962	5,616

Total contractual obligations	$499,195	$159,026	$26,599	$302,533	$11,037

Other Commercial Commitments—letters of credit	$98,428	$50,266	$24,295	$2,280	$21,587

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

        Operating Leases—We lease facilities and certain equipment under various operating lease agreements. Certain leases provide for periodic rent increases and may contain escalation clauses and renewal options. Rent expense totaled $10.2 million, $9.4 million and $10.0 million for fiscal years 2017, 2018 and 2019, respectively. The future cash payments for operating leases in the table above are presented on an undiscounted basis.

        Contingent Acquisition Obligations—Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration caps, the remaining maximum amount of such potential future payments is $28.2 million as of June 30, 2019.

        We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business; and we made $1.9 million of such payments during the year ended June 30, 2019.

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

        These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2018 to June 30, 2019 of the contingent consideration liability, which is included in other accrued expenses and current liabilities, and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2018	$15,713
Additions	5,173
Change in fair value	(418)
Payments on contingent earn-out obligations	(3,891)

Ending fair value, June 30, 2019	$16,577

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

FOR THE THREE YEARS ENDED JUNE 30, 2019

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

        Indemnifications and Certain Employment-Related Contingencies—In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of June 30, 2019.

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

        Legal Proceedings—In December 2017, a short seller released a report regarding our compliance with the FCPA. Following that report, we and certain of our executive officers have been named as defendants in several lawsuits in the District Court that were filed in December 2017 and February 2018. Each of the complaints closely tracks the allegations set forth in the short seller's report. All of the actions, which were consolidated by the District Court in March 2018 in an action captioned Arkansas Teacher Retirement System et al. v. OSI Systems, Inc. et al., No. 17 cv 08841, allege violations of Sections 10(b) and 20(a) of the Exchange Act, relating to certain of our public statements and filings with the SEC, and seek damages and other relief based upon the allegations in the complaints. In April and May 2018, two shareholder derivative complaints were filed purportedly on behalf of the Company against the current members of our Board of Directors (as individual defendants), a former member of our Board of Directors, and certain members of management. The first, captioned Riley v. Chopra et al., No. 18 cv 03371, was filed in the District Court, and the second, captioned Genesee County Employees' Retirement System v. Chopra, et al., No. BC705958, was filed in the Superior Court of the State of California, County of Los Angeles. In March 2019, a third shareholder derivative complaint captioned Kocen v. Chopra et al., No. 19 cv 01741 was filed in the District Court purportedly on behalf of the Company against the current members of our Board of Directors (as individual defendants) and one former member of our Board of Directors. The complaints allege, among other things, breach of fiduciary duties relating to the allegations contained in the above-mentioned short seller report. The complaints seek damages, restitution, injunctive relief, attorneys' and experts'

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

fees, costs, expenses, and other unspecified relief. In May 2019, the Genesee Matter was dismissed with prejudice. We believe that the remaining actions are without merit and intend to defend them vigorously, and we expect to incur costs associated with defending against these actions. At this early stage of the litigations, the ultimate outcomes are uncertain and we cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on our financial statements.

        Following the short seller report, both the SEC and the DOJ commenced investigations into our compliance with the FCPA. We were notified of closure of the inquiries by the DOJ in May 2019 and by the SEC in June 2019, and no action was taken by either agency. In an unrelated matter, the SEC and DOJ are also conducting an investigation of trading in our securities and have each subpoenaed information regarding trading by executives, directors, and employees, as well as our operations and disclosures in and around the time of certain trades. With respect to these trading related matters, we took action in fiscal year 2018 with respect to a senior level employee. At this time, we are unable to predict what, if any, action may be taken by the DOJ or SEC as a result of these trading related investigations, or any penalties or remedial measures these agencies may seek. We place a high priority on compliance with our anti-corruption and securities trading policies and are cooperating with each of the government investigations.

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

11.    STOCKHOLDERS' EQUITY

Stock Repurchase Program

        Our Board of Directors authorized a Common Stock repurchase program. During fiscal 2017, 2018 and 2019, we repurchased 642,277 shares, 1,021,458 shares, and 288,316 shares, respectively, under our then-current program(s). As of June 30, 2019, 562,707 shares were available for repurchase under our current program. Upon repurchase, the shares were restored to the status of authorized but unissued shares in the accompanying consolidated financial statements.

12.    RELATED-PARTY TRANSACTIONS

        In 1994, we, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our Chairman and Chief Executive Officer owns a 10.5% interest, and our Executive Vice President and Director owns a 4.5% ownership interest. Our initial investment was approximately $0.1 million. For each of the years ended June 30, 2017, 2018 and 2019 our equity earnings in the joint venture were less than $0.1 million. We, our Chairman and Chief Executive Officer and our Executive Vice President and Director collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of our subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for fiscal

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

2017, 2018 and 2019 were approximately $10.2 million, $4.6 million and $4.0 million, respectively. Receivables from the joint venture were $1.9 million and $1.1 million as of June 30, 2018 and 2019, respectively.

13.    EMPLOYEE BENEFIT PLANS

Employee Retirement Savings Plans

        We have various qualified employee retirement savings plans. Participants can contribute certain amounts to the plans and we match a certain portion of employee contributions. We contributed approximately $5.0 million, $6.3 million and $6.4 million to the plans for the fiscal years ended June 30, 2017, 2018 and 2019, respectively.

Deferred Compensation Plan

        We have a deferred compensation plan, which meets the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that selected employees are eligible to defer up to 80% of their salaries and up to 100% of their bonuses. We may also make employer contributions to participant accounts in certain circumstances. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings are subject to a vesting schedule dependent upon years of service to us and, also, vest completely upon the participant's disability or death while employed by us or immediately prior to a change of control. We made contributions of $0.6 million, $0.5 million and $0.5 million during fiscal year 2017, 2018 and 2019, respectively. As of June 30, 2019, we held assets of $25.3 million and liabilities of $24.9 million related to this plan. Assets related to this plan are included in other assets and liabilities related to this plan are included in other long-term liabilities in the consolidated balance sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

        The following provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for fiscal years 2018 and 2019, and a statement of the funded status as of June 30, 2018 and 2019 (in thousands):

	2018	2019
Change in Benefit Obligation
Benefit obligation at beginning of year	$13,726	$13,780
Translation adjustment	57	(166)
Interest costs	467	457
Service costs	—	223
Curtailment	(369)	—
Actuarial (gain) loss	61	(82)
Benefits paid	(162)	(153)

Benefit obligation at end of year	13,780	14,059

Change in Plan Assets
Fair value of plan assets at beginning of year	5,555	5,870
Translation adjustment	43	(183)
Actual return on plan assets	388	201
Benefits paid	(116)	(107)

Fair value of plan assets at end of year	5,870	5,781

Funded status and net amount recognized	$(7,910)	$(8,278)

Amount recognized in consolidated balance sheets consists of:
Investments	$1,065	$1,034
Accrued pension liability	(8,975)	(9,312)
Accumulated other comprehensive income	1,202	1,019

        The following table provides the net periodic benefit costs for the fiscal years ended June 30, (in thousands):

	2017	2018	2019
Net Periodic Benefit Costs
Interest costs	$453	$467	$457
Service costs	—	—	223
Expected return on plan assets	(200)	(203)	(270)
Amortization of prior service costs	279	249	56
Recognized actuarial loss	317	305	103

Net periodic benefit cost	$849	$818	$569

Plan Assumptions

	2018	2019
Weighted average assumptions at year-end:
Discount rate	3.4%	3.2%
Expected return on plan assets	4.7%	4.4%
Rate of compensation increase	3.0%	2.9%

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

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

Plan Assets and Investment Policy

	Fiscal year ended June 30, 2018		Fiscal year ended June 30, 2019
	Proportion of Fair Value	Expected Rate of Return	Proportion of Fair Value	Expected Rate of Return
Equity securities	83%	6%	82%	5%
Debt securities	17%	1%	17%	1%
Cash	—%	—%	1%	—%

Combined	100%	4.7%	100%	4.4%

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

Projected Benefit Payments

        The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2019 (in thousands):

Pension Benefits
July 1, 2019 to June 30, 2020	122
July 1, 2020 to June 30, 2021	135
July 1, 2021 to June 30, 2022	138
July 1, 2022 to June 30, 2023	159
July 1, 2023 to June 30, 2024	5,803
July 1, 2024 to June 30, 2029	5,616

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

Company Contribution

        As of June 30, 2019, our weighted average contribution rate is under 1% of pensionable salaries. No company contributions are expected for fiscal 2020.

14. SEGMENT INFORMATION

        We have determined that we operate in three identifiable industry segments: (a) security and inspection systems (Security division), (b) medical monitoring and diagnostic cardiology systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). We also have a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses; expenses related to stock issuances and legal, audit and other professional service fees not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division primarily supplies components and subsystems to external OEM customers, as well as to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

	2018
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$690,001	$189,387	$209,898	$—	$—	$1,089,286
Revenue between product segments	—	—	44,587	—	(44,587)	—

Total revenues	$690,001	$189,387	$254,485	$—	(44,587)	$1,089,286

Income (loss) from operations	$84,106	$(14,609)	$22,024	$(35,030)	$(583)	$55,908

Segments assets	$804,527	$167,611	$220,373	$66,453	$(3,273)	$1,255,691

Capital expenditures	$14,479	$1,540	$3,286	$23,893	$—	$43,198

Depreciation and amortization	$55,630	$4,910	$7,766	$1,448	$—	$69,754

	2019
	Security Division	Healthcare Division	Optoelectronics and Manufacturing Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$747,550	$188,477	$246,088	$—	$—	$1,182,115
Revenue between product segments	—	—	42,542	—	(42,542)	—

Total revenues	$747,550	$188,477	$288,630	$—	(42,542)	$1,182,115

Income (loss) from operations	$97,426	$12,277	$29,519	$(30,598)	$(850)	$107,774

Segments assets	$793,810	$157,639	$237,851	$79,498	$(3,934)	$1,264,864

Capital expenditures	$15,830	$1,372	$4,760	$5,450	$—	$27,412

Depreciation and amortization	$39,788	$5,426	$9,269	$1,751	$—	$56,234

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2019

	2019
	External revenues	Intersegment revenues	Total Consolidated	Long lived tangible assets	Long lived assets
Geographic region:
United States	$565,316	$10,107	$575,423	$117,414	$476,314
Mexico	71,225	—	71,225	436	436
Other Americas	45,804	—	45,804	3,178	27,039

Total Americas	682,345	10,107	692,452	121,028	503,789
United Kingdom	292,297	214	292,511	30,282	80,896
Other Europe, Middle East and Africa	30,484	—	30,484	8,833	12,237

Total EMEA	322,781	214	322,995	39,115	93,133
Asia-Pacific	176,989	32,221	209,210	19,763	23,046
Eliminations	—	(42,542)	(42,542)	N/A	N/A

Total	$1,182,115	$—	$1,182,115	$179,906	$619,968

        Pursuant to Accounting Standards Codification 280 "Segment Reporting," external revenues are attributed to individual countries based upon the location of our selling entity.

*    *    *    *    *    *

SUPPLEMENTARY DATA
UNAUDITED QUARTERLY RESULTS

        The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2018 and 2019 (in thousands, except per share data):

	Quarter Ended
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
	(Unaudited)
Revenues	$257,133	$277,528	$267,299	$287,326
Costs of goods sold	165,862	175,898	169,714	186,160

Gross profit	91,271	101,630	97,585	101,166

Operating expenses:
Selling, general and administrative	55,647	60,098	59,846	64,001
Research and development	15,100	15,088	15,934	15,067
Impairment, restructuring and other charges	1,130	8,297	14,062	11,474

Total operating expenses	71,877	83,483	89,842	90,542

Income from operations	19,394	18,147	7,743	10,624
Interest and other expense, net	(4,249)	(5,282)	(4,625)	(4,898)

Income before income taxes	15,145	12,865	3,118	5,726
Provision for income taxes	4,988	59,816	565	612

Net income (loss)	$10,157	$(46,951)	$2,553	$5,114

Basic earnings (loss) per common share	$0.54	$(2.47)	$0.14	$0.28

Diluted earnings (loss) per common share	$0.52	$(2.47)	$0.13	$0.27

	Quarter Ended
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
	(Unaudited)
Revenues	$266,249	$303,205	$304,284	$308,377
Costs of goods sold	170,336	192,861	192,968	195,355

Gross profit	95,913	110,344	111,316	113,022

Operating expenses:
Selling, general and administrative	61,707	67,097	67,278	66,402
Research and development	13,753	12,805	13,695	16,256
Impairment, restructuring and other charges	4,196	(1,265)	(1,777)	2,674

Total operating expenses	79,656	78,637	79,196	85,332

Income from operations	16,257	31,707	32,120	27,690
Interest and other expense, net	(5,332)	(5,620)	(5,595)	(5,063)

Income before income taxes	10,925	26,087	26,525	22,627
Provision for income taxes	(1,523)	(6,980)	(6,899)	(5,966)

Net income	$9,402	$19,107	$19,626	$16,661

Basic earnings per common share	$0.52	$1.06	$1.09	$0.92

Diluted earnings per common share	$0.50	$1.03	$1.05	$0.89

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION
3.1	Certificate of Incorporation of OSI Systems, Inc. (1)
3.2	Bylaws of OSI Systems, Inc. (1)
4.1	Form of Common Stock Certificate (1)
4.2
Indenture (including the form of Note) related to the 1.25% Convertible Senior Notes due 2022, dated as of February 22, 2017, between OSI Systems, Inc. and Branch Banking and Trust Company, as trustee (14)
4.3	Form of 1.25% Convertible Senior Note due 2022 (included in Exhibit 4.2) (14)
4.4*	Description of Capital Stock
10.1†	Amended and Restated OSI Systems, Inc. Deferred Compensation Plan (2)
10.2†	OSI Systems, Inc. Nonqualified Defined Benefit Plan (3)
10.3†	Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan (4)
10.4†	First Amendment to Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan (17)
10.5†	Form of Indemnification Agreement for Directors and Executive Officers of OSI Systems, Inc. (5)
10.6	Sixth Amendment to Credit Agreement dated April 23, 2019 between Wells Fargo Bank, N.A. and OSI Systems, Inc. (15)
10.7†	Amended and Restated 2006 Equity Participation Plan of OSI Systems, Inc. (6)
10.8†	Employment Agreement effective as of January 1, 2012 between Deepak Chopra and OSI Systems, Inc. (7)
10.9†	Amendment to Employment Agreement effective as of July 1, 2015 between Deepak Chopra and OSI Systems, Inc. (12)
10.10†	Second Amendment to Employment Agreement effective as of December 31, 2017 by and between Deepak Chopra and OSI Systems, Inc. (8)
10.11†	Employment Agreement effective as of January 1, 2012 between Alan Edrick and OSI Systems, Inc. (7)
10.12†	Amendment to Employment Agreement effective as of July 1, 2015 between Alan Edrick and OSI Systems, Inc. (12)
10.13†	Employment Agreement effective as of January 1, 2012 between Ajay Mehra and OSI Systems, Inc. (7)
10.14†	Amendment to Employment Agreement effective as of May 1, 2015 between Ajay Mehra and OSI Systems, Inc. (13)
10.15†	Second Amendment to Employment Agreement effective April 29, 2019 between Ajay Mehra and OSI Systems, Inc. (18)
10.16†	Employment Agreement effective as of January 1, 2012 between Victor Sze and OSI Systems, Inc. (7)
10.17†	Amendment to Employment Agreement effective as of July 1, 2015 between Victor Sze and OSI Systems, Inc. (12)

No.	EXHIBIT DESCRIPTION
10.18†	Second Amendment to Employment Agreement effective April 29, 2019 between Victor Sze and OSI Systems, Inc. (18)
10.19†	Offer Letter dated July 3, 2017 between Malcolm Maginnis and OSI Systems, Inc. (16)
10.20†	Amended and Restated Retirement Benefit Award Agreement effective as of December 31, 2017 by and between Deepak Chopra and OSI Systems, Inc. (8)
10.21†	Amended and Restated OSI Systems, Inc. 2012 Incentive Award Plan (9)
10.22†	Form of Restricted Stock Award Agreement (10)
10.23†	Form of Restricted Stock Unit Award Agreement (10)
10.24†	Form of Stock Option Agreement (10)
14.1	OSI Systems, Inc. Code of Ethics and Conduct effective May 23, 2016 (11)
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification Pursuant to Section 302
31.2*	Certification Pursuant to Section 302
32.1*	Certification Pursuant to Section 906
32.2*	Certification Pursuant to Section 906
101.1	The following financial information from the Registrant's Annual Report on Form 10-K for the year ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language) as follows:

(i)	the consolidated balance sheets
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
(8)
Previously filed with our Current Report on Form 8-K filed on January 5, 2018.
(9)
Previously filed with our Proxy Statement on Schedule 14A filed on October 23, 2017.
(10)
Previously filed with our Registration Statement on Form S-8 filed on August 16, 2013.
(11)
Previously filed with our Current Report on Form 8-K filed on May 23, 2016.
(12)
Previously filed with our Quarterly Report on Form 10-Q filed on January 28, 2016.
(13)
Previously filed with our Quarterly Report on Form 10-Q filed on October 30, 2015.

(14)
Previously filed with our Current Report on Form 8-K filed on February 22, 2017.
(15)
Previously filed with our Current Report on Form 8-K filed on April 23, 2019.
(16)
Previously filed with our Quarterly Report on Form 10-Q filed on October 26, 2018.
(17)
Previously filed with our Proxy Statement on Schedule 14A filed on October 21, 2016.
(18)
Previously filed with our Quarterly Report on Form 10-Q filed on May 2, 2019.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC. (Registrant)
Date: August 27, 2019	By:	/s/ ALAN EDRICK Alan Edrick, Executive Vice President & Chief Financial Officer

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

Name	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 27, 2019
/s/ ALAN EDRICK Alan Edrick	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 27, 2019
/s/ AJAY MEHRA Ajay Mehra	Executive Vice President and Director	August 27, 2019
/s/ WILLIAM F. BALLHAUS, JR. William F. Ballhaus, Jr.	Director	August 27, 2019
/s/ GERALD CHIZEVER Gerald Chizever	Director	August 27, 2019
/s/ STEVEN C. GOOD Steven C. Good	Director	August 27, 2019
/s/ JAMES B. HAWKINS James B. Hawkins	Director	August 27, 2019
/s/ MEYER LUSKIN Meyer Luskin	Director	August 27, 2019

II-1