Form 10-Q
period 2019-09-30
OSI SYSTEMS INC
filed 2019-10-25
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ◻

Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

As of October 22, 2019, there were 18,357,463 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	September 30,
	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,316	$85,142
Accounts receivable, net	238,440	245,093
Inventories	273,711	268,761
Prepaid expenses and other current assets	32,432	38,140
Total current assets	640,899	637,136
Property and equipment, net	127,385	128,293
Goodwill	307,108	306,713
Intangible assets, net	132,954	129,633
Other assets	56,518	88,327
Total assets	$1,264,864	$1,290,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$88,000	$95,000
Current portion of long-term debt	804	801
Accounts payable	93,500	100,942
Accrued payroll and related expenses	43,521	31,794
Advances from customers	43,227	49,845
Other accrued expenses and current liabilities	112,956	116,320
Total current liabilities	382,008	394,702
Long-term debt	257,752	260,007
Deferred income taxes	7,979	7,832
Other long-term liabilities	65,398	85,997
Total liabilities	713,137	748,538
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 18,167,020 shares at June 30, 2019 and 18,357,464 shares at September 30, 2019	168,913	141,049
Retained earnings	399,541	420,284
Accumulated other comprehensive loss	(16,727)	(19,769)
Total stockholders’ equity	551,727	541,564
Total liabilities and stockholders’ equity	$1,264,864	$1,290,102

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2018	2019
Net revenues:
Products	$182,480	$209,761
Services	83,769	81,091
Total net revenues	266,249	290,852
Cost of goods sold:
Products	125,371	146,342
Services	44,965	45,299
Total cost of goods sold	170,336	191,641
Gross profit	95,913	99,211
Operating expenses:
Selling, general and administrative	61,707	62,177
Research and development	13,753	14,246
Restructuring and other charges (benefit), net	4,196	(2,099)
Total operating expenses	79,656	74,324
Income from operations	16,257	24,887
Interest expense and other expense, net	(5,332)	(4,736)
Income before income taxes	10,925	20,151
(Provision) benefit for income taxes	(1,523)	592
Net income	$9,402	$20,743
Earnings per share:
Basic	$0.52	$1.14
Diluted	$0.50	$1.10
Shares used in per share calculation:
Basic	18,090	18,259
Diluted	18,736	18,903

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2018	2019
Net income	$9,402	$20,743
Other comprehensive income (loss):
Foreign currency translation adjustment	1,173	(3,052)
Other	6	10
Other comprehensive income (loss)	1,179	(3,042)
Comprehensive income	$10,581	$17,701

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended September 30, 2018
				Accumulated
	Common			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2018	18,032,374	$169,475	$334,745	$(14,784)	$489,436
Exercise of stock options	9,034	269	—	—	269
Vesting of RSUs	340,082	—	—	—	—
Shares issued under employee stock purchase program	39,293	2,022	—	—	2,022
Stock-based compensation	—	5,463	—	—	5,463
Repurchase of common stock	(104,146)	(7,844)	—	—	(7,844)
Taxes paid related to net share settlement of equity awards	(163,514)	(12,625)	—	—	(12,625)
Net income	—	—	9,402	—	9,402
Other comprehensive income	—	—	—	1,179	1,179
Balance—September 30, 2018	18,153,123	$156,760	$344,147	$(13,605)	$487,302

	Three Months Ended September 30, 2019
				Accumulated
	Common			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2019	18,167,020	$168,913	$399,541	$(16,727)	$551,727
Exercise of stock options	167,306	2,832	—	—	2,832
Vesting of RSUs	360,866	—	—	—	—
Shares issued under employee stock purchase program	34,837	2,065	—	—	2,065
Stock-based compensation	—	6,416	—	—	6,416
Repurchase of common stock	(126,051)	(13,262)	—	—	(13,262)
Taxes paid related to net share settlement of equity awards	(246,514)	(25,915)	—	—	(25,915)
Net income	—	—	20,743	—	20,743
Other comprehensive loss	—	—	—	(3,042)	(3,042)
Balance—September 30, 2019	18,357,464	$141,049	$420,284	$(19,769)	$541,564

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2018	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,402	$20,743
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	14,147	13,539
Stock-based compensation expense	5,463	6,416
Deferred income taxes	(3,386)	(3)
Amortization of debt discount and issuance costs	2,220	2,308
Other	49	(61)
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(8,701)	(6,940)
Inventories	(28,690)	4,167
Prepaid expenses and other assets	(9,913)	(13,272)
Accounts payable	9,177	7,594
Accrued payroll and related expenses	(9,585)	(11,675)
Advances from customers	18,409	6,673
Other	(1,413)	(4,651)
Net cash (used in) provided by operating activities	(2,821)	24,838
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(7,875)	(6,026)
Acquisition of businesses, net of cash acquired	(18,259)	—
Acquisition of intangible and other assets	(4,176)	(2,088)
Net cash used in investing activities	(30,310)	(8,114)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on bank lines of credit	53,000	7,000
Proceeds from long-term debt	468	198
Payments on long-term debt	(649)	(253)
Proceeds from exercise of stock options and employee stock purchase plan	2,289	4,897
Payments of contingent consideration	(217)	(144)
Repurchases of common stock	(7,844)	(13,262)
Taxes paid related to net share settlement of equity awards	(12,625)	(25,915)
Net cash provided by (used in) financing activities	34,422	(27,479)
Effect of exchange rate changes on cash	306	(419)
Net change in cash and cash equivalents	1,597	(11,174)
Cash and cash equivalents—beginning of period	84,814	96,316
Cash and cash equivalents—end of period	$86,411	$85,142
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$3,702	$2,986
Income taxes	$13,998	$4,098

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

We have three reporting segments: (i) Security, providing security inspection systems and related services, and turnkey security screening solutions; (ii) Healthcare, providing patient monitoring and diagnostic cardiology products and related services and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for our Security and Healthcare divisions as well as to external original equipment manufacturer ("OEM") customers and end users for applications in the defense, aerospace, medical and industrial markets, among others.

Through our Security segment, we provide security screening products and related services internationally. These products fall into the following categories: baggage and parcel inspection; cargo and vehicle inspection; hold (checked) baggage screening; people screening; radiation detection; and explosive and narcotics trace detection. In addition to these products, we also provide site design, installation, training and technical support services to our customers. We also provide turnkey security screening solutions, which can include the construction, staffing and long-term operation of security screening checkpoints for our customers.

Through our Healthcare segment, we design, manufacture, market and service patient monitoring and diagnostic cardiology systems and related supplies and accessories internationally. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians' offices, medical clinics and ambulatory surgery centers, among others.

Through our Optoelectronics and Manufacturing segment, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services internationally for use in a broad range of applications, including aerospace and defense electronics, X-ray security and inspection systems and medical imaging, chemistry analysis and diagnostics instruments, telecommunications, scanners and industrial automations, automotive diagnostic systems, internet of things (IoT) and consumer wearable products. This division provides products and services to OEM customers and end users as well as to our Security and Healthcare divisions.

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the SEC. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the operating results to be expected for the full 2020 fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for our company relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, values for inventories reported at lower of cost or net realizable value, stock-based compensation expense, income taxes, accrued warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Due to the inherent uncertainty involved in making estimates, our actual amounts reported in future periods could differ materially from these estimates.

Earnings Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. The underlying equity component of the 1.25% convertible senior notes due 2022 (the “Notes”) discussed in Note 6 to the condensed consolidated financial statements will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price because the principal amount of the Notes is intended to be settled in cash upon conversion. The dilutive effect of the Notes is included in the calculation below for the three months ended September 30, 2019. There was no dilutive effect of the Notes for the three months ended September 30, 2018.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2018	2019
Net income available to common stockholders	$9,402	$20,743

Weighted average shares outstanding—basic	18,090	18,259
Dilutive effect of equity awards	646	628
Dilutive effect of the Notes	—	16
Weighted average shares outstanding—diluted	18,736	18,903

Basic earnings per share	$0.52	$1.14
Diluted earnings per share	$0.50	$1.10

Shares excluded from diluted earnings per share due to their anti-dilutive effect	42	84

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $85.1 million at September 30, 2019. Of this amount, approximately 71% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in Singapore, the United Kingdom, Malaysia, Canada and to a lesser extent in Mexico, Germany, and Albania among others. We have cash holdings that exceed insured limits for financial institutions; however, we mitigate this risk by utilizing high credit quality financial institutions throughout the world.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, insurance company contracts, accounts receivable, accounts payable and debt instruments. The carrying values of financial instruments, other than long term debt instruments, are representative of their fair values due to their short term maturities. The carrying values of our long term debt instruments are considered to approximate their fair values, as the interest rates of these instruments are variable or comparable to current rates available to us.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.The "Level 1" category includes assets and liabilities measured at quoted prices in active markets for identical assets and liabilities. The"Level 2" category includes assets and liabilities measured from observable inputs other than quoted market prices.The "Level 3" category includes assets and liabilities for which valuation inputs are unobservable and significant to the fair value measurement. As of June 30, 2019 and September 30, 2019, there were no assets in the "Level 3" category. Our contingent payment obligations related to acquisitions, which are further discussed in Note 9 to the condensed consolidated financial statements, are in the “Level 3” category for valuation purposes.

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2019				September 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Insurance company contracts	$—	$35,899	$—	$35,889	$—	$36,486	$—	$36,486
Liabilities:
Contingent consideration	$—	$—	$16,577	$16,577	$—	$—	$16,578	$16,578

Revenue Recognition

We recognize revenue under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which superseded all prior revenue recognition methods and industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (i.e., either over time or at a point in time). ASC 606 further requires that companies disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire amount of consideration is attributed to that obligation. When a contract contains multiple performance obligations the standalone selling price is first estimated using the observable price, which is generally a list price net of applicable discount or the price used to sell the good or service in similar circumstances. In circumstances when a selling price is not directly observable, we will estimate the standalone selling price using information available to us including our market assessment and expected cost plus margin.

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

The table below shows the balance of our contract assets and liabilities as of June 30, 2019 and September 30, 2019, including the change between the periods (in thousands):

	June 30,	September 30,
Contract Assets:	2019	2019	Change	% Change
Unbilled revenue	$19,287	$38,257	$18,970	98%

Contract Liabilities:
Advances from customers	$43,227	$49,845	$6,618	15%
Deferred revenue—current	33,641	29,900	(3,741)	(11)%
Deferred revenue—long-term	9,506	8,656	(850)	(9)%

Contract assets increased during the three months ended September 30, 2019 primarily due to satisfaction of performance obligations for explosive detection systems and cargo and vehicle inspection systems in our Security division which have not yet been billed to customers. The net increase in contract liabilities were primarily due to deposits received on cargo and vehicle system contracts in our Security division.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $150.1 million. We expect to recognize revenue on approximately 49% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the three months ended September 30, 2019, we recognized revenue of $34.3 million from contract liabilities existing at the beginning of the period.

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

Lease Accounting

Right of use (“ROU”) assets represent our right to use an underlying asset during the reasonably certain lease terms and lease liabilities represent our obligation to make lease payments arising from the leases. We recognize ROU lease assets and lease liabilities at lease commencement on our consolidated balance sheet based on the present value of lease payments over the lease term using a discount rate determined based on our incremental borrowing rate since the rate implicit in each lease is not readily determinable. We elected the package of practical expedients, which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification of any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component. We also elected the hindsight practical expedient, which allows us to use hindsight in determining the lease term. We do not record an ROU asset and corresponding lease liability for leases with an initial term of 12 months or less (“short-term leases”). The terms in our leases may include options to extend or terminate the lease. We recognize ROU assets and liabilities when it is reasonably certain that we will exercise those options. Judgment is required in our assessment as to whether renewal or termination options are reasonably certain to be exercised and factors such as contractual terms compared to current market rates, the importance of the facility and location to our operations, among others, are considered. Lease payments are made in accordance with the lease terms and lease expense, including short-term lease expense, is recognized on a straight-line basis over the lease term.

We lease facilities and certain equipment under various operating lease agreements. The majority of our lease arrangements are comprised of fixed payments while certain of our leases provide for periodic rent increases. Our leases may contain escalation clauses and renewal options. Most of the leases require us to pay for certain other costs such as common area maintenance and property taxes. Rent expense for leases with periodic rent increases or escalation clauses is recognized on a straight-line basis over the minimum lease term. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. We also have finance leases for fleet vehicles that are not material to the condensed consolidated financial statements.

The components of operating lease expense were as follows (in thousands):

Three Months Ended
September 30, 2019
Operating lease cost	$2,649
Variable lease cost	138
Short-term lease cost	209
$2,996

Supplemental balance sheet assets and liabilities related to operating leases were as follows (in thousands):

	Balance Sheet Category	September 30, 2019
Operating lease ROU assets, net	Other assets	$28,849

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$8,355
Operating lease liabilities, long-term	Other long-term liabilities	20,750
Total operating lease liabilities		$29,105

Weighted average remaining lease term		4.6 years
Weighted average discount rate		4.3%

Supplemental cash flow information related to operating leases was as follows (in thousands):

Three Months Ended
September 30, 2019
Cash paid for operating lease liabilities	$2,572
ROU assets obtained in exchange for new lease obligations	1,313

Maturities of operating lease liabilities under ASC 842 (defined below) at September 30, 2019 were as follows (in thousands):

September 30, 2019
Less than one year	$9,361
1 – 2 years	7,527
2 – 3 years	5,050
3 – 4 years	3,338
4 – 5 years	2,775
Thereafter	4,095
32,146
Less: Imputed interest	(3,041)
Total lease liabilities	$29,105

Maturities of minimum operating lease liabilities under non-cancelable leases under ASC 840 (defined below) at June 30, 2019 were as follows (in thousands):

June 30, 2019
Less than one year	$9,802
1 – 2 years	8,082
2 – 3 years	5,473
3 – 4 years	3,397
4 – 5 years	2,954
Thereafter	4,583
Total lease liabilities	$34,291

Recently Adopted Accounting Pronouncement

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”), which requires lessees to recognize ROU assets and lease liabilities, initially measured at present value of the lease payments, on its balance sheet for leases and classified as either financing or operating leases. We adopted ASC 842 on July 1, 2019, using the modified retrospective method, and we elected the package of practical expedients provided in ASC 842. In accordance with ASC 842, we did not restate comparative periods and instead reported comparative prior year periods under ASC 840, “Leases.”

The cumulative effect of the changes made to our July 1, 2019 consolidated condensed balance sheet for the adoption of the new lease standard was as follows (in thousands):

	Balance at	Effect of Adoption	Balance at
Balance Sheet	June 30, 2019	of ASC 842	July 1, 2019
Assets
Other assets	$56,518	$30,066	$86,584
Liabilities
Other accrued expenses and current liabilities	$112,956	$8,324	$121,280
Other long-term liabilities	65,398	21,742	87,140

The adoption of the new lease accounting guidance did not have a material impact to the condensed consolidated statement of operations or the condensed consolidated statement of cash flows for the three months ended September 30, 2019.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Intangibles

In August 2018, the FASB issued authoritative guidance under ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. We are required to adopt this new guidance in the first quarter of fiscal 2021. We are currently evaluating the potential impact of adoption of this guidance on our consolidated financial statements.

2. Business Combinations

Under ASC 805, Business Combinations, the acquisition method of accounting requires us to record assets acquired less liabilities assumed in an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase consideration over the estimated fair value of the assets acquired less liabilities assumed should be recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. We may record adjustments to the assets acquired and liabilities assumed, with corresponding adjustments to goodwill, during the one-year post-acquisition measurement period as additional information becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are reflected in reported earnings.

Fiscal Year 2020 Business Acquisition

There were no acquisitions during the three months ended September 30,2019.

Fiscal Year 2019 Business Acquisitions

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

In July 2018, we (through our Optoelectronics and Manufacturing division) acquired an optoelectronics solutions business for $17.5 million, plus up to $1 million in potential contingent consideration, which may be earned after the completion of an 18-month period. The acquisition was financed with cash on hand and borrowings under our existing revolving bank line of credit. The goodwill recognized for this business is expected to be deductible for income tax purposes.

These business acquisitions, individually and in the aggregate, were not material to our consolidated financial statements. Accordingly, pro-forma historical results of operations related to these businesses have not been presented.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,	September 30,
Accounts receivable, net	2019	2019
Accounts receivable	$253,504	$259,383
Less allowance for doubtful accounts	(15,064)	(14,290)
Total	$238,440	$245,093

	June 30,	September 30,
Inventories	2019	2019
Raw materials	$143,697	$145,087
Work-in-process	67,897	75,499
Finished goods	62,117	48,175
Total	$273,711	$268,761

	June 30,	September 30,
Property and equipment, net	2019	2019
Land	$16,564	$16,558
Buildings, civil works and improvements	55,391	55,461
Leasehold improvements	8,311	8,459
Equipment and tooling	128,428	129,055
Furniture and fixtures	3,190	2,986
Computer equipment	18,733	18,814
Computer software	20,146	20,289
Computer software implementation in process	8,563	9,314
Construction in process	5,760	7,473
Total	265,086	268,409
Less accumulated depreciation and amortization	(137,701)	(140,116)
Property and equipment, net	$127,385	$128,293

Depreciation and amortization expense for property and equipment was $5.1 million for each of the three months ended September 30, 2018 and 2019.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the three month period ended September 30, 2019 were as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2019	$200,079	$40,064	$66,965	$307,108
Goodwill adjusted during the period	483	—	—	483
Foreign currency translation adjustment	(254)	(78)	(546)	(878)
Balance as of September 30, 2019	$200,308	$39,986	$66,419	$306,713

Intangible assets consisted of the following (in thousands):

		June 30, 2019			September 30, 2019
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	8 years	$29,393	$(12,747)	$16,646	$30,740	$(13,992)	$16,748
Patents	19 years	8,688	(1,927)	6,761	9,104	(2,033)	7,071
Developed technology	10 years	53,460	(14,050)	39,410	53,443	(15,412)	38,031
Customer relationships/backlog	7 years	63,101	(22,132)	40,969	62,484	(23,862)	38,622
Total amortizable assets		154,642	(50,856)	103,786	155,771	(55,299)	100,472
Non-amortizable assets:
IPR&D		2,290	—	2,290	2,290	—	2,290
Trademarks		26,878	—	26,878	26,871	—	26,871
Total intangible assets		$183,810	$(50,856)	$132,954	$184,932	$(55,299)	$129,633

Amortization expense related to intangible assets was $5.3 million and $4.9 million for the three months ended September 30, 2018 and 2019, respectively.

At September 30, 2019, the estimated future amortization expense for intangible assets was as follows (in thousands):

2020 (remaining 9 months)	$15,523
2021	19,009
2022	15,142
2023	14,001
2024	12,947
Thereafter, including assets that have not yet begun to be amortized	23,850
Total	$100,472

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended September 30, 2018 and 2019, we capitalized software development costs in the amount of $0.4 million and $1.3 million, respectively.

5. Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the quarter ended September 30, 2018, we incurred $3.6 million in legal fees in our Corporate division related to class action litigation and government investigations. Additionally, we incurred costs related to acquisitions completed during the quarter and as a result of employee terminations.

During the quarter ended September 30, 2019, we recognized a net benefit of $2.1 million primarily related to reimbursements from our insurance carriers for covered legal charges, partially offset by additional legal fees related to class action litigation and government investigations.

The following table summarizes restructuring and other charges (benefit), net for the periods set forth below (in thousands):

	Three Months Ended September 30, 2018
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$—	$—	$267	$—	$267
Employee termination costs	35	191	107	—	333
Facility closures/consolidation	10	—	—	—	10
Legal costs	—	—	—	3,586	3,586
Total expensed	$45	$191	$374	$3,586	$4,196

	Three Months Ended September 30, 2019
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Employee termination costs (benefit)	$—	$—	$(13)	$71	$58
Legal costs (benefit), net	—	—	—	(2,157)	(2,157)
Total benefit	$—	$—	$(13)	$(2,086)	$(2,099)

The changes in the accrued liability for restructuring and other charges for the three month period ended September 30, 2019 were as follows (in thousands):

	Employee
	Termination	Legal Costs and
	Costs	Settlements	Total
Balance as of June 30, 2019	$432	$6,331	$6,763
Restructuring and other charges (benefit), net	58	(2,157)	(2,099)
(Payments), adjustments and reimbursements, net	(490)	1,417	927
Balance as of September 30, 2019	$—	$5,591	$5,591

6. Borrowings

Revolving Credit Facility

Under our revolving credit facility, the aggregate committed amount available to us is $535 million. The credit facility matures in April 2024. The credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.0% as of September 30, 2019 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). The LIBOR index is expected to be discontinued by the end of calendar year 2021. Under our credit facility, if the LIBOR index is discontinued, the terms of our revolving credit facility allow for a replacement rate to be determined in accordance with the Agreement. Letters of credit reduce the amount available to borrow by their face value. The unused portion of the facility bears a commitment fee of 0.10% as of September 30, 2019 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The agreement contains various representations and warranties, affirmative, negative and financial covenants and conditions of default. As of September 30, 2019, there was $95.0 million of borrowings outstanding under the revolving credit facility and $49.4 million outstanding under the letters of credit sub facility. The amount available to borrow under the credit facility as of September 30, 2019 was $390.6 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. Although the principal amount of each revolving loan is due and payable in full on the maturity date, we have the right to repay each revolving loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under this revolving facility. Therefore, borrowings under the credit facility are included in current liabilities. As of September 30, 2019, we are in compliance with all covenants under this credit facility.

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

We may not redeem the Notes prior to March 6, 2020. Thereafter, we may redeem the Notes if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days. If we undergo a fundamental change, as defined in the indenture for the Notes, subject to certain conditions, holders of the Notes may require us to repurchase all or part of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The occurrence of a fundamental change will also result in the Notes becoming immediately convertible. Since the last reported sales price of our Common Stock did not exceed 130% of the conversion price for at least 20 trading days within any applicable period of 30 consecutive trading days during the three months ended September 30, 2019, the Notes are not yet convertible.

Pursuant to ASC 470-20, we allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long term debt in the consolidated balance sheet and being amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for the three months ended September 30, 2019 related to the Notes was $3.2 million, which consisted of $0.9 million of contractual interest expense, $2.0 million of debt discount amortization and $0.3 million of amortization of debt issuance costs. For the three months ended September 30, 2018, the total interest expense was $3.1 million, which consisted of $0.9 million of contractual interest expense, $1.9 million of debt discount amortization and $0.3 million of amortization of debt issuance costs. As of June 30, 2019 and September 30, 2019, the unamortized debt discount was $27.3 million and $25.3 million, respectively, which is being amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.50%. The unamortized debt issuance cost of $3.7 million and $3.4 million as of June 30, 2019 and September 30, 2019, respectively, is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of September 30, 2019, $44.2 million was outstanding under these letter-of-credit facilities. As of September 30, 2019, the total amount available under these credit facilities was $20.9 million.

Long-term debt consisted of the following (in thousands):

	June 30,	September 30,
	2019	2019
1.25% convertible notes due 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(27,283)	(25,268)
Unamortized debt issuance costs	(3,722)	(3,428)
	256,495	258,804
Other long-term debt	2,061	2,004
	258,556	260,808
Less current portion of long-term debt	(804)	(801)
Long-term portion of debt	$257,752	$260,007

7. Stockholders’ Equity

Stock-based Compensation

As of September 30, 2019, we maintained the Amended and Restated 2012 Incentive Award Plan (the "2012 Plan ") and the Amended and Restated 2006 Equity Participation Plan ("2006 Plan") as stock-based employee compensation plans. No further grants may be made under the 2006 Plan. The 2012 Plan and the 2006 Plan are collectively referred to as the "OSI Plans."

We recorded stock-based compensation expense in the consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,
	2018	2019
Cost of goods sold	$207	$171
Selling, general and administrative	5,111	6,085
Research and development	145	160
Stock-based compensation expense	$5,463	$6,416

As of September 30, 2019, total unrecognized compensation cost related to share-based compensation grants under the OSI Plans were estimated at $0.4 million for stock options and $28.2 million for RSUs. We expect to recognize these costs over a weighted average period of 1.7 years with respect to the stock options and 1.7 years for grants of RSUs.

The following summarizes stock option activity during the three months ended September 30, 2019:

		Weighted Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2019	515,884	$33.74
Granted	—	—
Exercised	(167,306)	16.92
Expired or forfeited	—	—
Outstanding at September 30, 2019	348,578	41.81	2.8 years	$20,829
Exercisable at September 30, 2019	314,261	37.82	2.2 years	20,030

The following summarizes RSU award activity during the three months ended September 30, 2019:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2019	521,140	$73.97
Granted	272,489	86.98
Vested	(360,866)	68.11
Forfeited	(4,041)	77.57
Nonvested at September 30, 2019	428,722	87.14

As of September 30, 2019, there were approximately 1.1 million shares available for grant under the 2012 Plan. Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 96,151 and 80,326 performance-based RSUs during the three months ended September 30, 2018 and 2019, respectively. These performance based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 280% of the original number of shares or units awarded.

Stock Repurchase Program

In March 2018, the Board of Directors authorized a stock repurchase program of up to 1,000,000 shares. Repurchases may be made from time to time under the program through open-market purchases or privately-negotiated transactions at our discretion. Upon repurchase, the shares are restored to the status of authorized but unissued shares and we record them as a reduction in the number of shares of Common Stock issued and outstanding in our consolidated financial statements.

During the three months ended September 30, 2019, we repurchased 126,051 shares of our common stock. As of September 30, 2019, 436,656 shares were available for additional repurchase under the current stock repurchase program.

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

8. Retirement Benefit Plans

We sponsor various retirement benefit plans including qualified and nonqualified defined benefit pension plans for our employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended September 30,
	2018	2019
Service cost	$98	$100
Interest cost	8	8
Amortization of prior service cost	14	13
Net periodic pension expense	$120	$121

During each of the three months ended September 30, 2018 and 2019, we made no contributions to these defined benefit plans.

We also maintain various defined contribution plans. During each of the three month periods ended September 30, 2018 and 2019, we made contributions totaling $1.8 million to these defined contribution plans.

9. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration caps, the remaining maximum amount of such potential future payments was $26.8 million as of September 30, 2019.

We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business; we made $0.2 million and $0.1 million of such payments during the three months ended September 30, 2018 and 2019, respectively.

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

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2019 to September 30, 2019 of the contingent consideration liability, which is included in other accrued expenses and current liabilities, and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2019	$16,577
Addition of contingent earnout obligations	—
Foreign currency translation adjustment	(147)
Changes in fair value for contingent earnout obligations	148
Payments on contingent earnout obligations	—
Ending fair value, September 30, 2019	$16,578

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

We continue to investigate contamination of the soil and groundwater beneath the Hawthorne, California facility that resulted from unspecified on-and off-site releases occurring prior to our occupancy. We believe the releases are of a historical nature and not uncommon to the region in general. We continue to take voluntary actions, in cooperation with the local governing agency, to fully investigate the site in order to develop appropriate remedial actions.

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of September 30, 2019.

On December 31, 2017, we and Deepak Chopra, our Chief Executive Officer, entered into an amendment to Mr. Chopra's employment agreement that, among other things, provides for a $13.5 million bonus payment to Mr. Chopra on or within 45 days of January 1, 2024 contingent upon Mr. Chopra's continued employment with us through that date, subject to accelerated payout terms in the event of Mr. Chopra's death or disability. The bonus is recorded in the financial statements over the remaining term of the employment agreement and is included in other long-term liabilities.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended September 30,
	2018	2019
Balance at beginning of period	$21,819	$21,724
Additions and adjustments	1,480	2,254
Reductions for warranty repair costs	(1,800)	(2,291)
Balance at end of period	$21,499	$21,687

Legal Proceedings

In December 2017, a short seller released a report regarding our compliance with the FCPA. Following that report, we and certain of our executive officers have been named as defendants in several lawsuits in the United States District Court for the Central District of California (the " District Court ") that were filed in December 2017 and February 2018. Each of the complaints closely tracks the allegations set forth in the short seller's report. All of the actions, which were consolidated by the District Court in March 2018 in an action captioned Arkansas Teacher Retirement System et al. v. OSI Systems, Inc. et al., No. 17 cv 08841, allege violations of Sections 10(b) and 20(a) of the Exchange Act, relating to certain of our public statements and filings with the SEC, and seek damages and other relief based upon the allegations in the complaints. In April 2018, a shareholder derivative complaint was filed purportedly on behalf of the Company against the current members of our Board of Directors (as individual defendants), a former member of our Board of Directors, and certain members of management. The complaint, captioned Riley v. Chopra et al., No. 18 cv 03371, was filed in the District Court. In March 2019, another shareholder derivative complaint captioned Kocen v. Chopra et al., No. 19 cv 01741 was filed in the District Court purportedly on behalf of the Company against the current members of our Board of Directors (as individual defendants) and one former member of our Board of Directors. The complaints allege, among other things, breach of fiduciary duties relating to the allegations contained in the above-mentioned short seller report. The complaints seek damages, restitution, injunctive relief, attorneys' and experts' fees, costs, expenses, and other unspecified relief. We believe that the actions are without merit and intend to defend them vigorously, and we expect to incur costs associated with defending against these actions. At this early stage of the litigations, the ultimate outcomes are uncertain and we cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on our financial statements.

The SEC and the U.S. Department of Justice (“DOJ”) are conducting an investigation of trading in our securities and have each subpoenaed information regarding trading by executives, directors, and employees, as well as our operations and disclosures in and around the time of certain trades. With respect to these trading related matters, in fiscal year 2018, we took action with respect to a senior level employee. At this time, we are unable to predict what, if any, action may be taken by the DOJ or SEC as a result of these trading related investigations, or any penalties or remedial measures these agencies may seek. We place a high priority on compliance with our anticorruption and securities trading policies and are cooperating with each of the government investigations.

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

During the three months ended September 30, 2019, we recognized a tax benefit for equity-based compensation of $6.2 million under ASU 2016-09 resulting in an effective tax rate of -2.9%. During the three months ended September 30, 2018, we recognized a tax benefit for equity-based compensation of $1.5 million under ASU 2016-09 resulting in an effective tax rate of 13.9%. Excluding the impact of the discrete tax items noted above, our effective tax rate for the three months ended September 30, 2019 was 27.9% as compared to 28.1% in the prior-year period.

11. Segment Information

We have determined that we operate in three identifiable industry segments: (a) security and inspection systems (Security division), (b) medical monitoring and diagnostic cardiology systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). We also have a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses; expenses related to stock issuances and legal, audit and other professional service fees not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division primarily supplies components and subsystems to external OEM customers, as well as to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies of the Form 10-K for the fiscal year ended June 30, 2019.

The following tables set forth the results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended September 30,
	2018	2019
Revenues (1)—by Segment:
Security division	$169,960	$188,964
Healthcare division	38,273	40,208
Optoelectronics and Manufacturing division, including intersegment revenues	70,954	73,638
Intersegment revenues elimination	(12,938)	(11,958)
Total	$266,249	$290,852

Income (Loss) from Operations—by Segment:
Security division	$23,050	$20,318
Healthcare division	(1,875)	2,817
Optoelectronics and Manufacturing division	6,825	8,769
Corporate	(11,351)	(7,337)
Eliminations (2)	(392)	320
Total	$16,257	$24,887

	June 30,	September 30,
	2019	2019
Assets—by Segment:
Security division	$793,810	$803,388
Healthcare division	157,639	193,342
Optoelectronics and Manufacturing division	237,851	238,883
Corporate	79,498	97,202
Eliminations (2)	(3,934)	(42,713)
Total	$1,264,864	$1,290,102
(1)For each of the three month periods ended September 30, 2018 and September 30, 2019, no customer accounted for greater than 10% of total net revenues.

(2)Eliminations within operating income primarily reflect the change in the elimination of intercompany profit in inventory not-yet-realized and intercompany operating lease expense under ASC 842. Eliminations in assets reflect the amount of intercompany profits in inventory and intercompany ROU assets under ASC 842 as of the balance sheet date. Such intercompany profit will be realized when inventory is shipped to the external customers of the Security and Healthcare divisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “OSI”, the “Company”, “we”, “us”, “our” and similar terms refer to OSI Systems, Inc. together with our wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of September 30, 2019 and results of operations for the three months ended September 30, 2019 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2019 filed with the SEC.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. The expectations, beliefs, and projections reflected in the forward-looking statements may prove to be inaccurate, and actual results may differ materially from those reflected in such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and other documents filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, we could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our investigations and compliance reviews, contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties, and other risks and uncertainties, including, but not limited to, those detailed herein and from time to time in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operations. All forward-looking statements contained in this report are qualified in their entirety by this statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we provide security screening products and services internationally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 64% and 65% of our total consolidated revenues for the three months ended September 30, 2018 and 2019, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring and diagnostic cardiology systems internationally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient's bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 14% of our total consolidated revenues for each of the three months ended September 30, 2018 and 2019.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services internationally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 22% and 21% of our total consolidated revenues for the three months ended September 30, 2018 and 2019, respectively.

Acquisition Activities.  During the three months ended September 30, 2018, we acquired an optoelectronics solutions business for $17.5 million, plus up to $1 million in potential earnout consideration, and also completed an acquisition of a small services company in our Security division. The acquisitions were financed with cash on hand and borrowings under our revolving bank line of credit. There were no acquisitions during the three months ended September 30, 2019.

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

Government Policies. Our net income could be affected by changes in U.S. or foreign government tax policies, such as the Tax Act, the implications and uncertainties of which are described elsewhere in this report. We attempt to manage our currency exposure in certain countries. The LIBOR index is expected to be discontinued by the end of calendar year 2021. Under our credit facility, if the LIBOR index is discontinued, the terms of our revolving credit facility allow for a replacement rate to be determined in accordance with the Agreement. Changes in government policies in these areas might impact our financial condition and results of operations.

Results of Operations for the Three Months Ended September 30, 2018 (Q1 2019) Compared to the Three Months Ended September 30, 2019 (Q1 2020) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	Q1	% of	Q1	% of
	2019	Net Revenues	2020	Net Revenues	$ Change	% Change
Security	$170.0	64%	$189.0	65%	$19.0	11%
Healthcare	38.2	14	40.2	14	2.0	5
Optoelectronics and Manufacturing	58.0	22	61.7	21	3.7	6
Total net revenues	$266.2	100%	$290.9	100%	$24.7	9%

Revenues for the Security division during the three months ended September 30, 2019 increased as a result of increased revenue from explosive detection systems and cargo and vehicle inspection systems, partially offset by decreases in sales of checkpoint equipment and service revenue.

Revenues for the Healthcare division during the three months ended September 30, 2019 increased due to higher sales of patient monitoring systems, supplies and accessories and related service revenues primarily in the U.S. market. These increases were partially offset by a reduction in anesthesia sales as a result of our exit from this product line.

Revenues for the Optoelectronics and Manufacturing division during the three months ended September 30, 2019 increased as a result of higher sales by our contract manufacturing business and commercial optoelectronics business.

Gross Profit

	Q1	% of	Q1	% of
	2019	Net Revenues	2020	Net Revenues
Gross profit	$95.9	36.0%	$99.2	34.1%

Gross profit as a percentage of net revenues during the three months ended September 30, 2019 decreased as a result of a reduction in gross margin in the Security division, due largely to an unfavorable mix of revenues in equipment sales coupled with reduced service revenues which generally carry higher gross margins than equipment sales. The decrease in the Security division gross margin was partially offset by increases in the gross margin within the Optoelectronics and Manufacturing division as well as the Healthcare division due to favorable sales mix and operational efficiencies.

Operating Expenses

	Q1	% of	Q1	% of
	2019	Net Revenues	2020	Net Revenues	$ Change	% Change
Selling, general and administrative	$61.7	23.2%	$62.2	21.4%	$0.5	0.8%
Research and development	13.8	5.2	14.2	4.9	0.4	3.6
Restructuring and other charges (benefit), net	4.2	1.5	(2.1)	(0.7)	(6.3)	(150.0)
Total operating expenses	$79.7	29.9%	$74.3	25.6%	$(5.4)	(6.7)%

Selling, general and administrative. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. SG&A expense for the three months ended September 30, 2019 was relatively flat with the prior comparable period.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancements. The increase in R&D expenses during the three months ended September 30, 2019 was primarily due to new product development in our Security division.

Restructuring and other charges (benefit). Restructuring and other charges generally consist of charges related to reductions in our workforce, facility consolidation, costs related to acquisition activity, legal charges and other non-recurring charges. Such charges in the first fiscal quarter of 2019 included: $3.6 million of legal charges, $0.3 million of employee termination costs, and $0.3 million in costs associated with business acquisitions. The benefit in the first fiscal quarter of 2020 was primarily due to reimbursements from our insurance carriers for covered legal charges, partially offset by additional legal fees.

Other Income and Expenses

Interest and other expense, net. For the three months ended September 30, 2019, interest and other expense, net was $4.7 million as compared to $5.3 million in the comparable prior-year period. This decrease was driven primarily by lower levels of borrowing under our revolving credit facility as well as a lower average interest rate during the three months ended September 30, 2019 compared to the same period in the prior year. Interest expense in the current-year period included $2.2 million of non-cash interest expense largely related to the Notes (see Note 6 to the condensed consolidated financial statements for further discussion) compared to $1.9 million during the comparable prior-year period.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries. For the three months ended September 30, 2019, we recognized an income tax benefit of $0.6 million compared to a provision for income taxes of $1.5 million for the comparable prior-year period. The effective tax rate for the three months ended September 30, 2018 and 2019 was 13.9% and -2.9%, respectively. During the three months ended September 30, 2018 and 2019, we recognized discrete tax benefits for equity-based compensation under ASU 2016-09 of $1.5 million and $6.2 million, respectively. Excluding the net impact of these discrete tax benefits, our effective tax rate for the three months ended September 30, 2018 and 2019 was 28.1% and 27.9%, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility. Cash and cash equivalents totaled $85.1 million as of September 30, 2019, a decrease of $11.2 million, or 12%, from $96.3 million as of June 30, 2019. During the three months ended September 30, 2019, we generated $24.8 million of cash flow from operations. We currently anticipate that our available funds, cash flow from operations and credit facilities will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future.

Our current revolving credit facility allows us to borrow up to $535 million and matures in April 2024. As of September 30, 2019, there was $95.0 million outstanding under the revolving credit facility and $49.4 million outstanding under the letters-of-credit sub-facility.

Cash Provided by (Used in) Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the three months ended September 30, 2019, we generated $24.8 million of cash from operations compared to $2.8 million of cash utilized in operations in the same prior-year period. The increase in operating cash flow was driven by an improvement in working capital as well as higher net income.

Cash Used in Investing Activities. Net cash used in investing activities was $8.1 million for the three months ended September 30, 2019 compared to $30.3 million used for the three months ended September 30, 2018. During the three months ended September 30, 2019, we used cash of $6.0 million for capital expenditures and $2.1 million for intangible and other assets. During the three months ended September 30, 2018, we used cash of $18.3 million for acquisitions of two businesses, $7.9 million in capital expenditures and $4.2 million for intangible and other assets.

Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $27.5 million for the three months ended September 30, 2019 compared to net cash provided by financing activities of $34.4 million for the three months ended September 30, 2018. During the three months ended September 30, 2019, our primary uses in financing was $39.2 million of tax payments related to net share settlements of equity awards and repurchases of our common shares, partially offset by $7.0 million of net borrowings on our revolving credit facility and $4.9 million of proceeds from exercise of stock options and the employee stock purchase plan. During the three months ended September 30, 2018, our primary source of financing was $53.0 million borrowed under our revolving credit facility. These borrowings were primarily used for the following: (i) $20.5 million to repurchase shares, including taxes paid related to the net share settlement of equity awards; (ii) $18.3 million to acquire two companies and (iii) $7.9 million to acquire capital assets.

Borrowings

See Note 6 to the condensed consolidated financial statements for a detailed discussion regarding our revolving credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $85.1 million at September 30, 2019. Of this amount, approximately 71% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in Singapore, the United Kingdom, Malaysia, Canada and to a lesser extent in Mexico, Germany, and Albania among others. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares of common stock we purchased during the quarter ended September 30, 2019:

				Maximum number (or
				approximate dollar
				value) of
			Total number of	shares (or
			shares (or units)	units)
			purchased as	that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share (or	announced plans or	under the plans or
	Purchased	unit)	programs	programs (1)
July 1 to July 31, 2019	—	$—	—	562,707
August 1 to August 31, 2019	—	—	—	562,707
September 1 to September 30, 2019	126,051	105.21	126,051	436,656
	126,051		126,051
(1)

In March 2018, the Board of Directors authorized a stock repurchase program of up to one million shares.  This program does not have an expiration date. Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of common stock issued and outstanding in the consolidated financial statements.

Contractual Obligations

During the three months ended September 30, 2019, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. See Notes 1, 6 and 9 to the condensed consolidated financial statements for additional information regarding our current contractual obligations.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the potential impact of those pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements. We adopted the new lease accounting standard as discussed in Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. There have been no material changes to our exposure to market risk during the three months ended September 30, 2019 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The material legal proceedings in which we are involved are discussed in Note 9, “Commitments and Contingencies,” of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

ITEM 1A. RISK FACTORS

The discussion of our business, operations, and financial results in this Quarterly Report on Form 10-Q for the period ended September 30, 2019 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 27, 2019, which describe various risks and uncertainties which could materially affect our business, financial condition or results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is hereby incorporated by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 25th day of October 2019.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)