Form 10-Q
period 2019-12-31
OSI SYSTEMS INC
filed 2020-01-29
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of January 24, 2020, there were 18,305,020 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	December 31,
	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,316	$95,056
Accounts receivable, net	238,440	257,385
Inventories	273,711	252,535
Prepaid expenses and other current assets	32,432	43,313
Total current assets	640,899	648,289
Property and equipment, net	127,385	129,588
Goodwill	307,108	309,429
Intangible assets, net	132,954	127,464
Other assets	56,518	87,156
Total assets	$1,264,864	$1,301,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$88,000	$91,000
Current portion of long-term debt	804	837
Accounts payable	93,500	106,344
Accrued payroll and related expenses	43,521	38,185
Advances from customers	43,227	32,640
Other accrued expenses and current liabilities	112,956	114,930
Total current liabilities	382,008	383,936
Long-term debt	257,752	262,326
Deferred income taxes	7,979	7,532
Other long-term liabilities	65,398	90,416
Total liabilities	713,137	744,210
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 18,167,020 shares at June 30, 2019 and 18,267,574 shares at December 31, 2019	168,913	133,566
Retained earnings	399,541	441,270
Accumulated other comprehensive loss	(16,727)	(17,120)
Total stockholders’ equity	551,727	557,716
Total liabilities and stockholders’ equity	$1,264,864	$1,301,926

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2019	2018	2019
Net revenues:
Products	$225,402	$223,772	$407,882	$433,533
Services	77,803	81,570	161,572	162,661
Total net revenues	303,205	305,342	569,454	596,194
Cost of goods sold:
Products	150,131	148,709	275,502	295,051
Services	42,730	45,860	87,695	91,159
Total cost of goods sold	192,861	194,569	363,197	386,210
Gross profit	110,344	110,773	206,257	209,984
Operating expenses:
Selling, general and administrative	67,097	63,902	128,804	126,079
Research and development	12,805	14,881	26,558	29,127
Restructuring and other charges (benefit), net	(1,265)	(929)	2,931	(3,028)
Total operating expenses	78,637	77,854	158,293	152,178
Income from operations	31,707	32,919	47,964	57,806
Interest expense and other expense, net	(5,620)	(4,844)	(10,952)	(9,580)
Income before income taxes	26,087	28,075	37,012	48,226
Provision for income taxes	(6,980)	(7,089)	(8,503)	(6,497)
Net income	$19,107	$20,986	$28,509	$41,729
Earnings per share:
Basic	$1.06	$1.15	$1.58	$2.28
Diluted	$1.03	$1.12	$1.53	$2.22
Shares used in per share calculation:
Basic	18,085	18,312	18,088	18,285
Diluted	18,624	18,682	18,679	18,783

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2019	2018	2019
Net income	$19,107	$20,986	$28,509	$41,729
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,388)	2,640	(4,215)	(412)
Other	9	9	15	19
Other comprehensive income (loss)	(5,379)	2,649	(4,200)	(393)
Comprehensive income	$13,728	$23,635	$24,309	$41,336

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended December 31, 2018
				Accumulated
	Common			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—September 30, 2018	18,153,123	$156,760	$344,147	$(13,605)	$487,302
Exercise of stock options	40,361	520	—	—	520
Vesting of RSUs	16,623	—	—	—	—
Stock-based compensation	—	8,163	—	—	8,163
Repurchase of common stock	(184,170)	(13,185)	—	—	(13,185)
Taxes paid related to net share settlement of equity awards	(5,030)	(332)	—	—	(332)
Net income	—	—	19,107	—	19,107
Other comprehensive loss	—	—	—	(5,379)	(5,379)
Balance—December 31, 2018	18,020,907	$151,926	$363,254	$(18,984)	$496,196

	Three Months Ended December 31, 2019
				Accumulated
	Common			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—September 30, 2019	18,357,464	$141,049	$420,284	$(19,769)	$541,564
Exercise of stock options	32,656	1,200	—	—	1,200
Vesting of RSUs	26,219	—	—	—	—
Stock-based compensation	—	5,844	—	—	5,844
Repurchase of common stock	(140,823)	(13,732)	—	—	(13,732)
Taxes paid related to net share settlement of equity awards	(7,942)	(795)	—	—	(795)
Net income	—	—	20,986	—	20,986
Other comprehensive income	—	—	—	2,649	2,649
Balance—December 31, 2019	18,267,574	$133,566	$441,270	$(17,120)	$557,716

	Six Months Ended December 31, 2018
				Accumulated
	Common			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2018	18,032,374	$169,475	$334,745	$(14,784)	$489,436
Exercise of stock options	49,395	789	—	—	789
Vesting of RSUs	356,705	—	—	—	—
Shares issued under employee stock purchase program	39,293	2,020	—	—	2,020
Stock-based compensation	—	13,626	—	—	13,626
Repurchase of common stock	(288,316)	(21,029)	—	—	(21,029)
Taxes paid related to net share settlement of equity awards	(168,544)	(12,955)	—	—	(12,955)
Net income	—	—	28,509	—	28,509
Other comprehensive loss	—	—	—	(4,200)	(4,200)
Balance—December 31, 2018	18,020,907	$151,926	$363,254	$(18,984)	$496,196

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended December 31, 2019
				Accumulated
	Common			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2019	18,167,020	$168,913	$399,541	$(16,727)	$551,727
Exercise of stock options	199,962	4,032	—	—	4,032
Vesting of RSUs	387,085	—	—	—	—
Shares issued under employee stock purchase program	34,837	2,065	—	—	2,065
Stock-based compensation	—	12,260	—	—	12,260
Repurchase of common stock	(266,874)	(26,994)	—	—	(26,994)
Taxes paid related to net share settlement of equity awards	(254,456)	(26,710)	—	—	(26,710)
Net income	—	—	41,729	—	41,729
Other comprehensive loss	—	—	—	(393)	(393)
Balance—December 31, 2019	18,267,574	$133,566	$441,270	$(17,120)	$557,716

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2018	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,509	$41,729
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	28,283	26,961
Stock-based compensation expense	13,626	12,260
Deferred income taxes	(3,308)	(53)
Amortization of debt discount and issuance costs	4,469	4,646
Other	1,015	877
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(13,986)	(19,455)
Inventories	(2,265)	19,930
Prepaid expenses and other assets	(5,863)	(17,646)
Accounts payable	(9,166)	12,739
Accrued payroll and related expenses	(3,760)	(5,381)
Advances from customers	13,676	(10,580)
Other	(10,386)	(6,400)
Net cash provided by operating activities	40,844	59,627
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(12,640)	(11,593)
Acquisition of businesses, net of cash acquired	(18,259)	(171)
Acquisition of intangible and other assets	(611)	(3,853)
Net cash used in investing activities	(31,510)	(15,617)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on bank lines of credit	36,000	3,000
Proceeds from long-term debt	817	441
Payments on long-term debt	(1,233)	(480)
Proceeds from exercise of stock options and employee stock purchase plan	2,809	6,097
Payments of contingent consideration	(1,328)	(1,220)
Repurchases of common stock	(21,029)	(26,994)
Taxes paid related to net share settlement of equity awards	(12,955)	(26,710)
Net cash provided by (used in) financing activities	3,081	(45,866)
Effect of exchange rate changes on cash	(1,262)	596
Net change in cash and cash equivalents	11,153	(1,260)
Cash and cash equivalents—beginning of period	84,814	96,316
Cash and cash equivalents—end of period	$95,967	$95,056
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$6,318	$4,242
Income taxes	$20,711	$9,668

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the SEC. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the operating results to be expected for the full 2020 fiscal year or any future periods.

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

Earnings Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. The underlying equity component of the 1.25% convertible senior notes due 2022 (the “Notes”) discussed in Note 6 to the condensed consolidated financial statements will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price because the principal amount of the Notes is intended to be settled in cash upon conversion. There was no dilutive effect of the Notes for the three and six months ended December 31, 2018 and 2019.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2019	2018	2019
Net income available to common stockholders	$19,107	$20,986	$28,509	$41,729

Weighted average shares outstanding—basic	18,085	18,312	18,088	18,285
Dilutive effect of equity awards	539	370	591	498
Weighted average shares outstanding—diluted	18,624	18,682	18,679	18,783

Basic earnings per share	$1.06	$1.15	$1.58	$2.28
Diluted earnings per share	$1.03	$1.12	$1.53	$2.22

Shares excluded from diluted earnings per share due to their anti-dilutive effect	126	94	81	85

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $95.1 million at December 31, 2019. Of this amount, approximately 82% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in Singapore, the United Kingdom, Malaysia and Canada and to a lesser extent in Mexico, Germany, India, and Albania among others. We have cash holdings that exceed insured limits for financial institutions; however, we mitigate this risk by utilizing high credit quality financial institutions throughout the world.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable and debt instruments. The carrying values of financial instruments, other than long-term debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values, as the interest rates of these instruments are variable or comparable to current rates available to us.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.The "Level 1" category includes assets and liabilities measured at quoted prices in active markets for identical assets and liabilities. The"Level 2" category includes assets and liabilities measured from observable inputs other than quoted market prices.The "Level 3" category includes assets and liabilities for which valuation inputs are unobservable and significant to the fair value measurement. As of June 30, 2019 and December 31, 2019, there were no assets in the "Level 3" category. Our contingent payment obligations related to acquisitions, which are further discussed in Note 9 to the condensed consolidated financial statements, are in the “Level 3” category for valuation purposes.

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2019				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Insurance company contracts	$—	$35,899	$—	$35,889	$—	$38,625	$—	$38,625
Liabilities:
Contingent consideration	$—	$—	$16,577	$16,577	$—	$—	$16,671	$16,671

Goodwill Impairment

Goodwill represents the excess purchase price over the estimated fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is allocated to our segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is annually tested for impairment during our second fiscal quarter and more frequently if there is an indicator of impairment. We assess qualitative factors of each of our three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessments conducted as of December 31, 2019 indicated that it is not more likely than not that the fair values of all three reporting units are less than their carrying amounts, including goodwill. Thus, we have determined that there is no goodwill impairment for all three reporting units.

Revenue Recognition

We recognize revenue under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which superseded all prior revenue recognition methods and industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue recognition principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue as the performance obligations are satisfied (i.e., either over time or at a point in time). ASC 606 further requires that companies disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

Contract Revenue. Sales agreements with customers can be project specific, cover a period of time, and can be renewable periodically. The contracts may contain terms and conditions with respect to payment, delivery, installation, services, warranty and other rights. In certain instances, we consider an accepted customer order, governed by a master sales agreement, to be the contract with the customer when legal rights and obligations exist. Contracts with customers may include the sale of products and services, as discussed in the paragraphs above. In certain instances, contracts can contain multiple performance obligations as discussed in the paragraph below. According to the terms of a sale contract, we may receive consideration from a customer prior to transferring goods to the customer, and we record these prepayments as a contract liability. We also record deferred revenue, typically related to service contacts, when consideration is received before the services have been performed. We recognize contract liabilities and deferred revenue as net sales after all revenue recognition criteria are met.

When determining revenue recognition for contracts, we use judgment based on our understanding of the obligations in each contract. We determine whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognition. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product under warranty.

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

We often provide a guarantee to support our performance under the contract which may contain one or more performance obligations. In the event that customers are permitted to terminate such arrangements, the underlying contract typically requires payment by the customer for deliverables and reimbursement of costs incurred through the date of termination.

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

The table below shows the balance of our contract assets and liabilities as of June 30, 2019 and December 31, 2019, including the change between the periods (in thousands):

	June 30,	December 31,
Contract Assets:	2019	2019	Change	% Change
Unbilled revenue	$19,287	$31,985	$12,698	66%

Contract Liabilities:
Advances from customers	$43,227	$32,640	$(10,587)	(24)%
Deferred revenue—current	33,641	30,171	(3,470)	(10)%
Deferred revenue—long-term	9,506	8,351	(1,155)	(12)%

Contract assets increased during the six months ended December 31, 2019 primarily due to satisfaction of performance obligations for explosive detection systems and cargo and vehicle inspection systems in our Security division which have not yet been billed to customers. The net decrease in contract liabilities were primarily due to satisfaction of performance obligations and application of payments against customer billings on cargo and vehicle system contracts in our Security division.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $189.2 million. We expect to recognize revenue on approximately 51% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the six months ended December 31, 2019, we recognized revenue of $52.2 million from contract liabilities existing at the beginning of the period.

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

We lease facilities and certain equipment under various operating lease agreements. The majority of our lease arrangements are comprised of fixed payments while certain of our other leases provide for periodic rent increases. Our leases may contain escalation clauses and renewal options. Most of the leases require us to pay for certain other costs such as common area maintenance and property taxes. Rent expense for leases with periodic rent increases or escalation clauses is recognized on a straight-line basis over the minimum lease term. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. We also have finance leases for fleet vehicles that are not material to the condensed consolidated financial statements.

The components of operating lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Operating lease cost	$2,597	$5,246
Variable lease cost	176	314
Short-term lease cost	186	395
	$2,959	$5,955

Supplemental balance sheet assets and liabilities related to operating leases were as follows (in thousands):

	Balance Sheet Category	December 31, 2019
Operating lease ROU assets, net	Other assets	$26,897

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$8,159
Operating lease liabilities, long-term	Other long-term liabilities	19,084
Total operating lease liabilities		$27,243

Weighted average remaining lease term		4.5 years
Weighted average discount rate		4.4%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Cash paid for operating lease liabilities	$2,625	$5,198
ROU assets obtained in exchange for new lease obligations	165	1,479

Maturities of operating lease liabilities under ASC 842 (defined below) at December 31, 2019 were as follows (in thousands):

December 31, 2019
Less than one year	$9,109
1 – 2 years	7,024
2 – 3 years	4,499
3 – 4 years	3,301
4 – 5 years	2,539
Thereafter	3,594
30,066
Less: Imputed interest	(2,823)
Total lease liabilities	$27,243

Maturities of minimum operating lease liabilities under non-cancelable leases under ASC 840 (defined below) at June 30, 2019 were as follows (in thousands):

June 30, 2019
Less than one year	$9,802
1 – 2 years	8,082
2 – 3 years	5,473
3 – 4 years	3,397
4 – 5 years	2,954
Thereafter	4,583
Total lease liabilities	$34,291

Recently Adopted Accounting Pronouncement

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize ROU assets and lease liabilities, initially measured at present value of the lease payments, on its balance sheet for leases and classified as either financing or operating leases. We adopted ASC 842 on July 1, 2019, using the modified retrospective method, and we elected the package of practical expedients provided in ASC 842. In accordance with ASC 842, we did not restate comparative periods and instead reported comparative prior year periods under ASC 840, “Leases.”

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

The adoption of the new lease accounting guidance did not have a material impact to the condensed consolidated statement of operations or the condensed consolidated statement of cash flows for the six months ended December 31, 2019.

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Taxes

On December 18, 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles of ASC 740, and is intended to improve consistency and simplify GAAP in several other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the potential impact of adoption of this guidance on our consolidated financial statements.

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

Intangibles

In August 2018, the FASB issued authoritative guidance under ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software and deferred over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. We are required to adopt this new guidance in the first quarter of fiscal 2021. We are currently evaluating the potential impact of adoption of this guidance on our consolidated financial statements.

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

Fiscal Year 2020 Business Acquisition

There were no acquisitions during the six months ended December 31,2019.

Fiscal Year 2019 Business Acquisitions

In January 2019, we (through our Security division) completed an acquisition of a privately held sales and services company. The acquisition was financed with cash on hand and was in an amount determined to be insignificant by management.

In August 2018, we (through our Security division) completed an acquisition of a privately held services company for approximately $0.8 million, plus up to approximately $5 million in contingent consideration, which may be earned over a five-year period. The acquisition was financed with cash on hand. The goodwill recognized for this business is not deductible for income tax purposes.

In July 2018, we (through our Optoelectronics and Manufacturing division) acquired an optoelectronics solutions business for $17.5 million, plus up to $1 million in potential contingent consideration. The acquisition was financed with cash on hand and borrowings under our existing revolving bank line of credit. The goodwill recognized for this business is deductible for income tax purposes.

These business acquisitions, individually and in the aggregate, were not material to our consolidated financial statements. Accordingly, pro-forma historical results of operations related to these businesses have not been presented.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,	December 31,
Accounts receivable, net	2019	2019
Accounts receivable	$253,504	$272,285
Less allowance for doubtful accounts	(15,064)	(14,900)
Total	$238,440	$257,385

	June 30,	December 31,
Inventories	2019	2019
Raw materials	$143,697	$138,915
Work-in-process	67,897	65,458
Finished goods	62,117	48,162
Total	$273,711	$252,535

	June 30,	December 31,
Property and equipment, net	2019	2019
Land	$16,564	$16,569
Buildings, civil works and improvements	55,391	55,747
Leasehold improvements	8,311	8,734
Equipment and tooling	128,428	135,858
Furniture and fixtures	3,190	2,953
Computer equipment	18,733	19,454
Computer software	20,146	20,140
Computer software implementation in process	8,563	10,156
Construction in process	5,760	6,400
Total	265,086	276,011
Less accumulated depreciation and amortization	(137,701)	(146,423)
Property and equipment, net	$127,385	$129,588

Depreciation and amortization expense for property and equipment was $5.2 million and $5.4 million for the three months ended December 31, 2018 and 2019, respectively, and $10.3 million and $10.5 million for the six months ended December 31, 2018 and 2019, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the six-month period ended December 31, 2019 are as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2019	$200,079	$40,064	$66,965	$307,108
Goodwill adjusted during the period	1,843	—	—	1,843
Foreign currency translation adjustment	(116)	90	504	478
Balance as of December 31, 2019	$201,806	$40,154	$67,469	$309,429

Intangible assets consisted of the following (in thousands):

		June 30, 2019			December 31, 2019
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	8 years	$29,393	$(12,747)	$16,646	$32,584	$(14,761)	$17,823
Patents	19 years	8,688	(1,927)	6,761	9,288	(2,138)	7,150
Developed technology	10 years	53,460	(14,050)	39,410	53,464	(16,780)	36,684
Customer relationships/backlog	7 years	63,101	(22,132)	40,969	62,767	(26,217)	36,550
Total amortizable assets		154,642	(50,856)	103,786	158,103	(59,896)	98,207
Non-amortizable assets:
IPR&D		2,290	—	2,290	2,288	—	2,288
Trademarks		26,878	—	26,878	26,969	—	26,969
Total intangible assets		$183,810	$(50,856)	$132,954	$187,360	$(59,896)	$127,464

Amortization expense related to intangible assets was $5.6 million and $4.5 million for the three-month periods ended December 31, 2018 and 2019, respectively. For the six months ended December 31, 2018 and 2019, amortization expense was $10.9 million and $9.4 million, respectively.

At December 31, 2019, the estimated future amortization expense for intangible assets was as follows (in thousands):

2020 (remaining 6 months)	$9,308
2021	17,662
2022	15,406
2023	14,104
2024	13,321
Thereafter, including assets that have not yet begun to be amortized	28,406
Total	$98,207

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended December 31, 2018 and 2019, we capitalized software development costs in the amounts of $0.6 million and $1.9 million, respectively. For the six months ended December 31, 2018 and 2019, we capitalized software development costs in the amount of $1.0 million and $3.2 million, respectively.

5. Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the three and six months ended December 31, 2018, we recovered certain legal costs related to class action litigation and government investigations through insurance reimbursements. We incurred additional legal fees related to these matters as well as restructuring charges by the divisions as noted in the tables below. This resulted in a net (benefit) expense of $(1.3) million and $2.9 million for the three and six months ended December 31, 2018, respectively.

During the three and six months ended December 31, 2019, we continued to recover certain legal costs related to class action litigation and government investigations through insurance reimbursement. These reimbursements were partially offset by additional legal fees related to these matters and severance costs associated with headcount reductions. This resulted in a net benefit of $0.9 million and $3.0 million during the three and six months ended December 31, 2019, respectively.

The following table summarizes restructuring and other charges (benefit), net for the periods set forth below (in thousands):

	Three Months Ended December 31, 2018
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$—	$—	$20	$—	$20
Employee termination costs	(46)	1,227	26	—	1,207
Facility closures/consolidation	—	2,108	—	—	2,108
Legal costs	—	—	—	(4,600)	(4,600)
Total expensed	$(46)	$3,335	$46	$(4,600)	$(1,265)

	Three Months Ended December 31, 2019
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$—	$—	$—	$—	$—
Employee termination costs	406	—	30	—	436
Facility closures/consolidation	—	—	—	—	—
Legal costs	—	—	—	(1,365)	(1,365)
Total expensed	$406	$—	$30	$(1,365)	$(929)

	Six Months Ended December 31, 2018
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$—	$—	$287	$—	$287
Employee termination costs	—	1,418	133	—	1,551
Facility closures/consolidation	—	2,108	—	—	2,108
Legal costs	—	—	—	(1,015)	(1,015)
Total expensed	$—	$3,526	$420	$(1,015)	$2,931

	Six Months Ended December 31, 2019
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$—	$—	$—	$—	$—
Employee termination costs	406	—	17	71	494
Facility closures/consolidation	—	—	—	—	—
Legal costs	—	—	—	(3,522)	(3,522)
Total expensed	$406	$—	$17	$(3,451)	$(3,028)

The changes in the accrued liability for restructuring and other charges for the six-month period ended December 31, 2019 were as follows (in thousands):

	Employee
	Termination	Legal Costs and
	Costs	Settlements	Total
Balance as of June 30, 2019	$432	$6,331	$6,763
Restructuring and other charges (benefit), net	494	(3,522)	(3,028)
(Payments), adjustments and reimbursements, net	(893)	1,527	634
Balance as of December 31, 2019	$33	$4,336	$4,369

6. Borrowings

Revolving Credit Facility

Under our revolving credit facility, the aggregate committed amount available to us is $535 million. The credit facility matures in April 2024. The credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.0% as of December 31, 2019 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). The LIBOR index is expected to be discontinued by the end of calendar year 2021. The terms of our revolving credit facility allow for a replacement rate if the LIBOR index is discontinued. Letters of credit reduce the amount available to borrow by their face value amounts. The unused portion of the facility bears a commitment fee of 0.10% as of December 31, 2019 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The agreement contains various representations and warranties, affirmative, negative and financial covenants and conditions of default. As of December 31, 2019, there was $91.0 million of borrowings outstanding under the revolving credit facility and $53.7 million outstanding under the letters of credit sub facility. The amount available to borrow under the credit facility as of December 31, 2019 was $390.3 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. Although the principal amount of each revolving loan is due and payable in full on the maturity date, we have the right to repay each revolving loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under this revolving facility. Therefore, borrowings under the credit facility are included in current liabilities. As of December 31, 2019, we were in compliance with all covenants under this credit facility.

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

We may not redeem the Notes prior to March 6, 2020. Thereafter, we may redeem the Notes if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days. If we undergo a fundamental change, as defined in the indenture for the Notes, subject to certain conditions, holders of the Notes may require us to repurchase all or part of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The occurrence of a fundamental change will also result in the Notes becoming immediately convertible. Since the last reported sales price of our Common Stock did not exceed 130% of the conversion price for at least 20 trading days within any applicable period of 30 consecutive trading days during the three months ended December 31, 2019, the Notes are not yet convertible.

Pursuant to ASC 470-20, we allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long term debt in the consolidated balance sheet and being amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for the three and six months ended December 31, 2019 related to the Notes was $3.2 million and $6.4 million, respectively, which consisted of $0.9 million and $1.8 million of contractual interest expense, $2.0 million and $4.0 million of debt discount amortization and $0.3 million and $0.6 million of amortization of debt issuance costs. The total interest expense recognized for the three months and six months ended December 31, 2018 was $3.2 million and $6.3 million, respectively, which consisted of $0.9 million and $1.8 million of contractual interest expense, $2.0 million and $3.9 million of debt discount amortization and $0.3 million and $0.6 million of amortization of debt issuance costs. As of June 30, 2019 and December 31, 2019, the unamortized debt discount was $27.3 million and $23.2 million, respectively, which is being amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.50%. The unamortized debt issuance cost of $3.7 million and $3.1 million as of June 30, 2019 and December 31, 2019, respectively, is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of December 31, 2019, $49.8 million was outstanding under these letter-of-credit facilities. As of December 31, 2019, the total amount available under these credit facilities was $18.6 million.

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2019	2019
1.25% convertible notes due 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(27,283)	(23,225)
Unamortized debt issuance costs	(3,722)	(3,134)
	256,495	261,141
Other long-term debt	2,061	2,022
	258,556	263,163
Less current portion of long-term debt	(804)	(837)
Long-term portion of debt	$257,752	$262,326

7. Stockholders’ Equity

Stock-based Compensation

As of December 31, 2019, we maintained the Amended and Restated 2012 Incentive Award Plan (the "2012 Plan ") and the Amended and Restated 2006 Equity Participation Plan ("2006 Plan") as stock-based employee compensation plans. No further grants may be made under the 2006 Plan. The 2012 Plan and the 2006 Plan are collectively referred to as the "OSI Plans."

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2019	2018	2019
Cost of goods sold	$150	$156	$356	$328
Selling, general and administrative	7,833	5,548	12,945	11,633
Research and development	180	140	325	299
Stock-based compensation expense	$8,163	$5,844	$13,626	$12,260

As of December 31, 2019, total unrecognized compensation cost related to share-based compensation grants under the OSI Plans were estimated at $0.3 million for stock options and $22.8 million for RSUs. We expect to recognize these costs over a weighted average period of 1.6 years with respect to the stock options and 1.7 years for grants of RSUs.

The following summarizes stock option activity during the six months ended December 31, 2019:

		Weighted Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2019	515,884	$33.74
Granted	—	—
Exercised	(199,962)	20.16
Expired or forfeited	(941)	84.93
Outstanding at December 31, 2019	314,981	42.20	2.6 years	$18,438
Exercisable at December 31, 2019	296,566	39.98	2.3 years	18,019

The following summarizes RSU award activity during the six months ended December 31, 2019:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2019	521,140	$73.97
Granted	278,060	87.19
Vested	(387,085)	68.56
Forfeited	(8,235)	81.90
Nonvested at December 31, 2019	403,880	88.09

As of December 31, 2019, there were approximately 1.1 million shares available for grant under the 2012 Plan. Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 97,514 and 81,621 performance-based RSUs during the six months ended December 31, 2018 and 2019, respectively. These performance based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 280% of the original number of shares or units awarded.

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

During the six months ended December 31, 2019, we repurchased 266,874 shares of our common stock. As of December 31, 2019, an additional 295,833 shares were available for repurchase under the current stock repurchase program.

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

8. Retirement Benefit Plans

We sponsor various retirement benefit plans including qualified and nonqualified defined benefit pension plans for our employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2019	2018	2019
Service cost	$98	$100	$196	$200
Interest cost	8	8	16	16
Amortization of prior service cost	14	13	28	26
Net periodic pension expense	$120	$121	$240	$242

For the three and six months ended December 31, 2018, we made contributions of $1.0 million to these defined benefit plans. For the three and six months ended December 31, 2019, we made no contributions to these defined benefit plans.

We also maintain various defined contribution plans. For the three months ended December 31, 2018 and 2019, we made contributions of $1.3 million and $1.4 million, respectively, to these defined contribution plans. For the six months ended December 31, 2018 and 2019, we made contributions of $3.1 million and $3.2 million, respectively, to these defined contribution plans.

9. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration caps, the remaining maximum amount of such potential future payments is $26.2 million as of December 31, 2019.

We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business. We made $1.3 million of such payments during the three and six months ended December 31, 2018, and $1.1 million and $1.2 million of such payments during the three and six months ended December 31, 2019, respectively.

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

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2019 to December 31, 2019 of the contingent consideration liability, which is included in other accrued expenses and current liabilities, and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2019	$16,577
Addition of contingent earnout obligations	—
Foreign currency translation adjustment	137
Changes in fair value for contingent earnout obligations	(43)
Payments on contingent earnout obligations	—
Ending fair value, December 31, 2019	$16,671

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of December 31, 2019.

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

Product Warranties

We offer our customers warranties on many of the products that we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in other accrued expenses and current liabilities and the noncurrent portion is included in other long-term liabilities in the consolidated balance sheets.

The following table presents changes in warranty provisions (in thousands):

	Six Months Ended December 31,
	2018	2019
Balance at beginning of period	$21,819	$21,724
Additions and adjustments	3,975	4,759
Reductions for warranty repair costs	(3,842)	(4,757)
Balance at end of period	$21,952	$21,726

Legal Proceedings

In December 2017, a short seller released a report regarding our compliance with the FCPA. Following that report, we and certain of our executive officers have been named as defendants in several lawsuits in the United States District Court for the Central District of California (the "District Court") that were filed in December 2017 and February 2018. Each of the complaints closely tracks the allegations set forth in the short seller's report. All of the actions, which were consolidated by the District Court in March 2018 in an action captioned Arkansas Teacher Retirement System et al. v. OSI Systems, Inc. et al., No. 17 cv 08841, allege violations of Sections 10(b) and 20(a) of the Exchange Act, relating to certain of our public statements and filings with the SEC, and seek damages and other relief based upon the allegations in the complaints. In April 2018 and March 2019, two shareholder derivative complaints were filed purportedly on behalf of the Company against certain members of our Board of Directors (as individual defendants), a former member of our Board of Directors, and a member of management. The derivative actions, which were consolidated by the District Court in November 2019 in an action captioned Kocen and Riley v. Chopra, et al. No. 18 CV 03371, allege, among other things, breach of fiduciary duties relating to the allegations contained in the above-mentioned short seller report and seek damages, restitution, injunctive relief, attorneys' and experts' fees, costs, expenses, and other unspecified relief. We believe that the actions are without merit and intend to defend them vigorously, and we expect to incur costs associated with defending against these actions. At this early stage of the litigations, the ultimate outcomes are uncertain and we cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on our financial statements.

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

10. Income Taxes

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income in each tax jurisdiction in which we operate, and the development of tax planning strategies during the year. In addition, as a global commercial enterprise, our tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

During the three and six months ended December 31, 2019, we recognized a tax benefit of $0.7 million and $6.9 million, respectively, primarily for equity-based compensation under ASU 2016-09 resulting in an effective tax rate of 25.3% and 13.5%, respectively. During the three and six months ended December 31, 2018, we recognized a tax benefit for equity-based compensation of $0.4 million and $1.9 million, respectively, under ASU 2016-09 resulting in an effective tax rate of 26.8% and 23.0%, respectively. Excluding the impact of the discrete tax items noted above, our effective tax rate for the three and six months ended December 31, 2019 was 27.7% and 27.8%, respectively, as compared to 28.3% and 28.2% in the prior-year periods, respectively.

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

The following tables set forth the results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2019	2018	2019
Revenues (1) —by Segment:
Security division	$188,684	$202,437	$358,644	$391,401
Healthcare division	51,559	41,992	89,832	82,200
Optoelectronics and Manufacturing division, including intersegment revenues	72,019	72,806	142,973	146,444
Intersegment revenues elimination	(9,057)	(11,893)	(21,995)	(23,851)
Total	$303,205	$305,342	$569,454	$596,194

Income (loss) from operations —by Segment:
Security division	$26,063	$28,562	$49,113	$48,880
Healthcare division	2,209	1,294	334	4,111
Optoelectronics and Manufacturing division	8,067	9,018	14,892	17,787
Corporate	(4,560)	(6,080)	(15,911)	(13,417)
Eliminations (2)	(72)	125	(464)	445
Total	$31,707	$32,919	$47,964	$57,806

	June 30,	December 31,
	2019	2019
Assets (3) —by Segment:
Security division	$793,810	$815,336
Healthcare division	157,639	193,617
Optoelectronics and Manufacturing division	237,851	241,321
Corporate	79,498	93,612
Eliminations (2)	(3,934)	(41,960)
Total	$1,264,864	$1,301,926
(1)For each of the three and six month periods ended December 31, 2018 and December 31, 2019, no customer accounted for greater than 10% of total net revenues.
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
(3)One customer accounted for 14% of accounts receivable, net as of December 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “OSI”, the “Company”, “we”, “us”, “our” and similar terms refer to OSI Systems, Inc. together with our wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of December 31, 2019 and results of operations for the three and six months ended December 31, 2019 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2019 filed with the SEC.

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

Security Division. Through our Security division, we provide security screening products and services internationally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 63% and 66% of our total consolidated revenues for the six months ended December 31, 2018 and 2019, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring and diagnostic cardiology systems internationally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient's bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 16% and 14% of our total consolidated revenues for the six months ended December 31, 2018 and 2019, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services internationally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 21% and 20% of our total consolidated revenues for the six months ended December 31, 2018 and 2019, respectively.

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

Healthcare Considerations. Our results of operations were adversely impacted in prior periods by difficulties associated with product launches in our Healthcare division. These issues may continue to adversely impact our results of operations for additional periods. Additionally, there have been numerous efforts advanced by the Trump administration and Congress to repeal and replace or modify the Affordable Care Act, which has created uncertainty in the healthcare industry that has adversely impacted, and may continue to adversely impact, our results of operations.

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

Mexico SAT Contract. Our contract with the Mexican government to provide a turnkey security screening solution at various locations throughout the country scheduled to expire in January 2020 was extended until May 13, 2020. While we are actively in discussions with the Mexican government for a potentially broader program, we cannot provide any assurance that this program will be continued and, if the program is continued, upon what terms. If the program is discontinued or continued upon modified terms, our results of operations could be materially affected.

Results of Operations for the Three Months Ended December 31, 2018 (Q2 2019) Compared to the Three Months Ended December 31, 2019 (Q2 2020) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	Q2	% of	Q2	% of
	2019	Net Revenues	2020	Net Revenues	$ Change	% Change
Security	$188.7	62%	$202.4	66%	$13.7	7%
Healthcare	51.6	17	42.0	14	(9.6)	(19)
Optoelectronics and Manufacturing	62.9	21	60.9	20	(2.0)	(3)
Total net revenues	$303.2	100%	$305.3	100%	$2.1	1%

Revenues for the Security division during the three months ended December 31, 2019 increased on a year-over-year basis as a result of increased revenue from cargo and vehicle inspection systems, checkpoint equipment and overall service revenue for the division, partially offset by decreases in sales of explosive detection systems and explosive trace detection products.

Revenues for the Healthcare division during the three months ended December 31, 2019 decreased year-over-year due to lower sales of patient monitoring systems.

Revenues for the Optoelectronics and Manufacturing division during the three months ended December 31, 2019 decreased as a result of lower sales by our contract manufacturing business.

Gross Profit

	Q2	% of	Q2	% of
	2019	Net Revenues	2020	Net Revenues
Gross profit	$110.3	36.4%	$110.8	36.3%

Gross profit as a percentage of net revenues during the three months ended December 31, 2019 was comparable to the prior year An increase in the gross margin within the Optoelectronics and Manufacturing division, due primarily to operational efficiencies and product mix, was offset by lower gross margin in the Healthcare division as a result of lower net revenues leading to less manufacturing utilization.

Operating Expenses

	Q2	% of	Q2	% of
	2019	Net Revenues	2020	Net Revenues	$ Change	% Change
Selling, general and administrative	$67.1	22.1%	$63.9	20.9%	$(3.2)	(4.8)%
Research and development	12.8	4.2	14.9	4.9	2.1	16.2
Restructuring and other charges (benefit), net	(1.3)	(0.4)	(0.9)	(0.3)	0.4	(26.6)
Total operating expenses	$78.6	25.9%	$77.9	25.5%	$(0.7)	(1.0)%

Selling, general and administrative. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. SG&A expense for the three months ended December 31, 2019 was lower than the prior comparable period primarily due to reduced compensation costs.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancements. The increase in R&D spending during the three months ended December 31, 2019 from the same prior-year period reflected increased spending in our Security division primarily to support new product development.

Restructuring and other charges (benefit). Restructuring and other charges generally consist of charges related to reductions in our workforce, facility consolidation, costs related to acquisition activity, legal charges and other non-recurring charges. The net benefit in the second fiscal quarter of 2019 was primarily due to a recovery of certain legal costs through insurance reimbursement which was partially offset by employee termination and business exit costs for restructuring activities in our Healthcare division. The net benefit in the second fiscal quarter of 2020 was primarily due to a further recovery of certain legal costs through insurance reimbursement, partially offset by additional legal fees and severance costs for headcount reductions.

Other Income and Expenses

Interest and other expense, net. For the three months ended December 31, 2019, interest and other expense, net was $4.8 million as compared to $5.6 million in the comparable prior-year period. This decrease was driven primarily by lower levels of borrowing under our revolving credit facility as well as lower average interest rates during the three months ended December 31, 2019 compared to the same period in the prior year. Interest expense in the current-year period included $2.2 million of non-cash interest expense primarily related to the Notes (see Note 6 to the condensed consolidated financial statements for further discussion) compared to $2.0 million during the comparable prior-year period.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections and (v) tax holidays granted to certain of our international subsidiaries. For the three months ended December 31, 2019, we recognized a provision for income taxes of $7.1 million compared to $7.0 million for the comparable prior-year period. The effective tax rate for the three months ended December 31, 2018 and 2019 was 26.8% and 25.3%, respectively. During the three months ended December 31, 2018 and 2019, we recognized discrete tax benefits primarily for equity-based compensation under ASU 2016-09 of $0.4 million and $0.7 million, respectively. Excluding the net impact of these discrete tax benefits, our effective tax rate for the three months ended December 31, 2018 and 2019 was 28.3% and 27.7%, respectively.

Results of Operations for the Six Months Ended December 31, 2018 (YTD Q2 2019) Compared to the Six Months Ended December 31, 2019 (YTD Q2 2020) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q2	% of	YTD Q2	% of
	2019	Net Revenues	2020	Net Revenues	$ Change	% Change
Security	$358.6	63%	$391.4	65%	$32.8	9%
Healthcare	89.8	16	82.2	14	(7.6)	(8)
Optoelectronics and Manufacturing	121.1	21	122.6	21	1.5	1
Total net revenues	$569.5	100%	$596.2	100%	$26.7	5%

Revenues for the Security division during the six months ended December 31, 2019 increased on a year-over-year basis as a result of increased product revenue from cargo and vehicle inspection systems, explosive detection systems and checkpoint equipment, partially offset by decreases in sales of explosive trace detection products. Service revenue for the Security division increased slightly compared to the prior comparable period.

Revenues for the Healthcare division during the six months ended December 31, 2019 decreased year-over-year due to lower sales of patient monitoring systems.

Revenues for the Optoelectronics and Manufacturing division during the six months ended December 31, 2019 were slightly higher than the prior comparable period due primarily to higher sales from our contract manufacturing business.

Gross Profit

	YTD Q2	% of	YTD Q2	% of
	2019	Net Revenues	2020	Net Revenues
Gross profit	$206.3	36.2%	$210.0	35.2%

Gross profit as a percentage of net revenues during the six months ended December 31, 2019 decreased on a year-over-year basis as a result of a reduction in gross margin in the Security division, due largely to an unfavorable mix of revenues driven by higher equipment sales growth relative to service revenue growth. Service revenues in the Security division generally carry higher gross margins than equipment sales. The decrease in net revenues from the Healthcare division also had a negative impact on overall gross profit as a percentage of net revenues since sales from our Healthcare division generally have higher gross margins than our other divisions. These impacts on gross margin were partially offset by an increase in the gross margin within the Optoelectronics and Manufacturing division due to favorable sales mix and operational efficiencies.

Operating Expenses

	YTD Q2	% of	YTD Q2	% of
	2019	Net Revenues	2020	Net Revenues	$ Change	% Change
Selling, general and administrative	$128.8	22.6%	$126.1	21.1%	$(2.7)	(2.1)%
Research and development	26.6	4.7	29.1	4.9	2.5	9.7
Restructuring and other charges (benefit), net	2.9	0.5	(3.0)	(0.5)	(5.9)	(203.3)
Total operating expenses	$158.3	27.8%	$152.2	25.5%	$(6.1)	(3.9)%

Selling, general and administrative. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses. SG&A expense for the six months ended December 31, 2019 was lower than the prior comparable period due in large part to lower amortization expense for acquisition related intangible assets and miscellaneous smaller items.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancements. The increase in R&D spending during the six months ended December 31, 2019 from the same prior-year period reflected increased spending in our Security division primarily to support new product development.

Restructuring and other charges (benefit). In the first half of fiscal 2019, we incurred restructuring and other charges of $3.6 million related to employee termination and business exit costs and $0.3 million in acquisition costs, which were partially offset by a net $1.0 million recovery of certain legal costs as a result of insurance reimbursements. The net benefit in the first half of fiscal year 2020 was primarily due to a further net recovery of $3.5 million for certain legal costs through insurance reimbursements, partially offset by $0.5 million in severance costs for headcount reductions.

Other Income and Expenses

Interest and other expense, net. For the six months ended December 31, 2019, interest and other expense, net was $9.6 million as compared to $11.0 million in the comparable prior-year period. This decrease was driven primarily by lower levels of borrowing under our revolving credit facility as well as a lower average interest rate during the six months ended December 31, 2019 compared to the same period in the prior year. Interest expense in the current-year period included $4.4 million of non-cash interest expense largely related to the Notes (see Note 6 to the condensed consolidated financial statements for further discussion) compared to $3.9 million during the comparable prior-year period.

Income taxes. For the six months ended December 31, 2019, we recognized a provision for income taxes of $6.5 million compared to $8.5 million for the comparable prior-year period. The effective tax rate for the six months ended December 31, 2018 and 2019 was 23.0% and 13.5%, respectively. During the six months ended December 31, 2018 and 2019, we recognized discrete tax benefits primarily for equity-based compensation under ASU 2016-09 of $1.9 million and $6.9 million, respectively. Excluding the net impact of these discrete tax benefits, our effective tax rate for the six months ended December 31, 2018 and 2019 was 28.2% and 27.8%, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility. Cash and cash equivalents totaled $95.1 million as of December 31, 2019, a decrease of $1.3 million, or 1.3%, from $96.3 million as of June 30, 2019. During the six months ended December 31, 2019, we generated $59.6 million of cash flow from operations. We currently anticipate that our available funds, cash flow from operations and credit facilities will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future.

Our current revolving credit facility allows us to borrow up to $535 million and matures in April 2024. As of December 31, 2019, there was $91.0 million outstanding under the revolving credit facility and $53.7 million outstanding under the letters-of-credit sub-facility.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the six months ended December 31, 2019, we generated $59.6 million of cash from operations compared to $40.8 million in the same prior-year period. The increase in operating cash flow was driven by an improvement in working capital as well as higher net income.

Cash Used in Investing Activities. Net cash used in investing activities was $15.6 million for the six months ended December 31, 2019 compared to $31.5 million used for the six months ended December 31, 2018. During the six months ended December 31, 2019, we used cash of $11.6 million for capital expenditures and $3.9 million for the acquisition of intangible and other assets. During the six months ended December 31, 2018, we used cash of $17.5 million for the acquisition of an optoelectronics solutions business and $0.8 million for the acquisition of a Security services business and we used cash of $12.6 million for capital expenditures.

Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $45.9 million for the six months ended December 31, 2019 compared to net cash provided by financing activities of $3.1 million for the six months ended December 31, 2018. During the six months ended December 31, 2019, our primary uses in financing were $53.7 million for repurchases of our common shares and tax payments related to net share settlements of equity awards, partially offset by $3.0 million of net borrowings on our revolving credit facility and $6.1 million of proceeds from exercise of stock options and the employee stock purchase plan. During the six months ended December 31, 2018, our primary source of financing was $36.0 million borrowed under our revolving credit facility. This source of funds was partially offset by $34.0 million used for share repurchases and taxes paid related to the net share settlement of equity awards.

Borrowings

See Note 6 to the condensed consolidated financial statements for a detailed discussion regarding our revolving credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $95.1 million at December 31, 2019. Of this amount, approximately 82% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in Singapore, the United Kingdom, Malaysia and Canada and to a lesser extent in Mexico, Germany, India, and Albania among others. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares of common stock we purchased during the quarter ended December 31, 2019:

				Maximum number (or
				approximate dollar
				value) of
			Total number of	shares (or
			shares (or units)	units)
			purchased as	that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share (or	announced plans or	under the plans or
	Purchased	unit)	programs	programs (1)
October 1 to October 31, 2019	13,894	$99.66	13,894	422,762
November 1 to November 30, 2019	114,556	97.14	114,556	308,206
December 1 to December 31, 2019	12,373	98.56	12,373	295,833
	140,823		140,823
(1)	In March 2018, the Board of Directors authorized a stock repurchase program of up to one million shares. This program does not have an expiration date. Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of common stock issued and outstanding in the consolidated financial statements.

Contractual Obligations

During the six months ended December 31, 2019, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. See Notes 1, 6 and 9 to the condensed consolidated financial statements for additional information regarding our current contractual obligations.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the potential impact of those pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. There have been no material changes to our exposure to market risk during the six months ended December 31, 2019 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, operations, and financial results in this Quarterly Report on Form 10-Q for the period ended December 31, 2019 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 27, 2019, which describe various risks and uncertainties which could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 29th day of January 2020.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)