Form 10-Q
period 2020-03-31
OSI SYSTEMS INC
filed 2020-05-01
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of April 28, 2020, there were 18,011,235 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	March 31,
	2019	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,316	$101,026
Accounts receivable, net	238,440	257,505
Inventories	273,711	241,317
Prepaid expenses and other current assets	32,432	38,522
Total current assets	640,899	638,370
Property and equipment, net	127,385	128,518
Goodwill	307,108	308,639
Intangible assets, net	132,954	129,471
Other assets	56,518	81,596
Total assets	$1,264,864	$1,286,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$88,000	$95,000
Current portion of long-term debt	804	903
Accounts payable	93,500	103,797
Accrued payroll and related expenses	43,521	37,577
Advances from customers	43,227	32,968
Other accrued expenses and current liabilities	112,956	105,717
Total current liabilities	382,008	375,962
Long-term debt	257,752	264,777
Deferred income taxes	7,979	6,881
Other long-term liabilities	65,398	86,698
Total liabilities	713,137	734,318
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 18,167,020 shares at June 30, 2019 and 18,010,625 shares at March 31, 2020	168,913	116,872
Retained earnings	399,541	460,828
Accumulated other comprehensive loss	(16,727)	(25,424)
Total stockholders’ equity	551,727	552,276
Total liabilities and stockholders’ equity	$1,264,864	$1,286,594

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2020	2019	2020
Net revenues:
Products	$224,778	$213,257	$632,660	$646,790
Services	79,506	79,626	241,078	242,287
Total net revenues	304,284	292,883	873,738	889,077
Cost of goods sold:
Products	147,939	141,069	423,441	436,120
Services	45,029	42,707	132,724	133,866
Total cost of goods sold	192,968	183,776	556,165	569,986
Gross profit	111,316	109,107	317,573	319,091
Operating expenses:
Selling, general and administrative	67,278	65,576	196,082	191,655
Research and development	13,695	15,358	40,253	44,485
Impairment, restructuring and other charges (benefit), net	(1,777)	4,548	1,154	1,520
Total operating expenses	79,196	85,482	237,489	237,660
Income from operations	32,120	23,625	80,084	81,431
Interest and other expense, net	(5,595)	(4,706)	(16,546)	(14,286)
Income before income taxes	26,525	18,919	63,538	67,145
(Provision) benefit for income taxes	(6,899)	639	(15,403)	(5,858)
Net income	$19,626	$19,558	$48,135	$61,287
Earnings per share:
Basic	$1.09	$1.08	$2.66	$3.36
Diluted	$1.05	$1.06	$2.58	$3.28
Shares used in per share calculation:
Basic	18,079	18,182	18,085	18,251
Diluted	18,671	18,513	18,678	18,693

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2020	2019	2020
Net income	$19,626	$19,558	$48,135	$61,287
Other comprehensive income (loss):
Foreign currency translation adjustment	1,521	(8,314)	(2,694)	(8,726)
Other	7	10	22	29
Other comprehensive income (loss)	1,528	(8,304)	(2,672)	(8,697)
Comprehensive income	$21,154	$11,254	$45,463	$52,590

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended March 31, 2019
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—December 31, 2018	18,020,907	$151,926	$363,254	$(18,984)	$496,196
Exercise of stock options	58,613	1,196	—	—	1,196
Vesting of RSUs	1,219	—	—	—	—
Shares issued under employee stock purchase program	36,020	2,160	—	—	2,160
Stock-based compensation expense	—	5,888	—	—	5,888
Taxes paid related to net share settlement of equity awards	(15,918)	(786)	—	—	(786)
Net income	—	—	19,626	—	19,626
Other comprehensive income	—	—	—	1,528	1,528
Balance—March 31, 2019	18,100,841	$160,384	$382,880	$(17,456)	$525,808

	Three Months Ended March 31, 2020
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—December 31, 2019	18,267,574	$133,566	$441,270	$(17,120)	$557,716
Exercise of stock options	1,041	80	—	—	80
Vesting of RSUs	1,671	—	—	—	—
Shares issued under employee stock purchase program	36,758	2,221	—	—	2,221
Stock-based compensation expense	—	5,837	—	—	5,837
Repurchase of common stock	(295,833)	(24,781)	—	—	(24,781)
Taxes paid related to net share settlement of equity awards	(586)	(51)	—	—	(51)
Net income	—	—	19,558	—	19,558
Other comprehensive loss	—	—	—	(8,304)	(8,304)
Balance—March 31, 2020	18,010,625	$116,872	$460,828	$(25,424)	$552,276

	Nine Months Ended March 31, 2019
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2018	18,032,374	$169,475	$334,745	$(14,784)	$489,436
Exercise of stock options	108,008	1,985	—	—	1,985
Vesting of RSUs	357,924	—	—	—	—
Shares issued under employee stock purchase program	75,313	4,180	—	—	4,180
Stock-based compensation expense	—	19,514	—	—	19,514
Repurchase of common stock	(288,316)	(21,029)	—	—	(21,029)
Taxes paid related to net share settlement of equity awards	(184,462)	(13,741)	—	—	(13,741)
Net income	—	—	48,135	—	48,135
Other comprehensive loss	—	—	—	(2,672)	(2,672)
Balance—March 31, 2019	18,100,841	$160,384	$382,880	$(17,456)	$525,808

	Nine Months Ended March 31, 2020
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2019	18,167,020	$168,913	$399,541	$(16,727)	$551,727
Exercise of stock options	201,003	4,112	—	—	4,112
Vesting of RSUs	388,756	—	—	—	—
Shares issued under employee stock purchase program	71,595	4,286	—	—	4,286
Stock-based compensation expense	—	18,097	—	—	18,097
Repurchase of common stock	(562,707)	(51,775)	—	—	(51,775)
Taxes paid related to net share settlement of equity awards	(255,042)	(26,761)	—	—	(26,761)
Net income	—	—	61,287	—	61,287
Other comprehensive loss	—	—	—	(8,697)	(8,697)
Balance—March 31, 2020	18,010,625	$116,872	$460,828	$(25,424)	$552,276

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2019	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,135	$61,287
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	42,401	37,807
Stock-based compensation expense	19,514	18,097
Deferred income taxes	(3,220)	(50)
Amortization of debt discount and issuance costs	6,733	6,984
Other	1,617	2,778
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(5,967)	(23,945)
Inventories	16,232	31,094
Prepaid expenses and other assets	(6,620)	(17,092)
Accounts payable	(20,265)	10,243
Accrued payroll and related expenses	(4,008)	(5,655)
Advances from customers	4,258	(9,846)
Other	(11,066)	(6,149)
Net cash provided by operating activities	87,744	105,553
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(20,905)	(16,062)
Acquisition of businesses, net of cash acquired	(18,271)	(3,521)
Acquisition of intangible and other assets	(1,657)	(8,764)
Net cash used in investing activities	(40,833)	(28,347)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on bank lines of credit	11,000	7,000
Proceeds from long-term debt	1,019	592
Payments on long-term debt	(1,880)	(723)
Proceeds from exercise of stock options and employee stock purchase plan	6,165	8,398
Payments of contingent consideration	(4,797)	(5,265)
Repurchases of common stock	(21,029)	(51,775)
Taxes paid related to net share settlement of equity awards	(13,741)	(26,761)
Net cash used in financing activities	(23,263)	(68,534)
Effect of exchange rate changes on cash	(813)	(3,962)
Net change in cash and cash equivalents	22,835	4,710
Cash and cash equivalents—beginning of period	84,814	96,316
Cash and cash equivalents—end of period	$107,649	$101,026
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$9,394	$6,773
Income taxes	$28,233	$16,141

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the SEC. The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the operating results to be expected for the full 2020 fiscal year or any future periods.

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

Earnings Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. The underlying equity component of the 1.25% convertible senior notes due 2022 (the “Notes”) discussed in Note 6 to the condensed consolidated financial statements will not have a net impact on diluted earnings per share unless the average price of our common stock exceeds the conversion price because the principal amount of the Notes is intended to be settled in cash upon conversion. There was no dilutive effect of the Notes for the three and nine months ended March 31, 2019 and 2020.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2020	2019	2020
Net income available to common stockholders	$19,626	$19,558	$48,135	$61,287

Weighted average shares outstanding—basic	18,079	18,182	18,085	18,251
Dilutive effect of equity awards	592	331	593	442
Weighted average shares outstanding—diluted	18,671	18,513	18,678	18,693

Basic earnings per share	$1.09	$1.08	$2.66	$3.36
Diluted earnings per share	$1.05	$1.06	$2.58	$3.28
Shares excluded from diluted earnings per share due to their anti-dilutive effect	44	145	46	100

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $101.0 million at March 31, 2020. Of this amount, approximately 64% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in Singapore, the United Kingdom, Malaysia, Mexico, Canada and Australia and to a lesser extent in Germany, India, and Albania among other countries. We have cash holdings in financial institutions that exceed insured limits for such institutions; however, we mitigate this risk by utilizing high credit quality financial institutions throughout the world.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable and debt instruments. The carrying values of financial instruments, other than long-term debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values, as the interest rates of these instruments are variable or comparable to current rates for financing available to us.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The "Level 1" category includes assets and liabilities measured at quoted prices in active markets for identical assets and liabilities. The “Level 2" category includes assets and liabilities measured from observable inputs other than quoted market prices. The "Level 3" category includes assets and liabilities for which valuation inputs are unobservable and significant to the fair value measurement. As of June 30, 2019 and March 31, 2020, there were no assets in the "Level 1" and "Level 3" categories. Our contingent payment obligations related to acquisitions, which are further discussed in Note 9 to the condensed consolidated financial statements, are in the “Level 3” category for valuation purposes.

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2019				March 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Insurance company contracts	$—	$35,899	$—	$35,899	$—	$32,441	$—	$32,441
Liabilities:
Contingent consideration	$—	$—	$16,577	$16,577	$—	$—	$13,206	$13,206

Goodwill Impairment

Goodwill represents the excess purchase price over the estimated fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is allocated to our segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is annually tested for impairment during our second fiscal quarter and more frequently if there is an indicator of impairment. We assess qualitative factors of each of our three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessments conducted as of December 31, 2019 indicated that it is not more likely than not that the fair values of all three reporting units are less than their carrying amounts, including goodwill. Thus, we have determined that there is no goodwill impairment for any of the three reporting units.

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

Product Sales. We recognize revenue from sales of products upon shipment or delivery when control of the product transfers to the customer, depending on the terms of each sale, and when collection is probable. In the circumstance where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until we have achieved the customer acceptance criteria unless the acceptance criteria are perfunctory or inconsequential. We generally offer customers payment terms of less than one year. In cases when payment terms extend beyond one year, we consider whether the contract has a significant financing component.

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

When determining revenue recognition for contracts, we make judgments based on our understanding of the obligations in each contract. We determine whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of revenue recognition. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product under warranty.

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

In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct obligation or bundle of obligations has been met.

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

Contract Assets and Liabilities. We enter into contracts to sell products and provide services, and we recognize contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to ASC 606 and, at times, recognize revenue in advance of the time when contracts give us the right to invoice a customer. We may also receive consideration, per the terms of a contract, from customers prior to transferring goods to the customer. We record customer deposits as contract liabilities. Additionally, we may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, we record a deferred revenue liability. We recognize these contract liabilities as sales after all revenue recognition criteria are met.

Contract assets and liabilities were as follows (in thousands):

	June 30,	March 31,
Contract Assets:	2019	2020	Change	% Change
Unbilled revenue	$19,287	$34,706	$15,419	80%

Contract Liabilities:
Advances from customers	$43,227	$32,968	$(10,259)	(24)%
Deferred revenue—current	33,641	30,745	(2,896)	(9)%
Deferred revenue—long-term	9,506	14,511	5,005	53%

Contract assets increased during the nine months ended March 31, 2020 primarily due to satisfaction of performance obligations for explosive detection systems and cargo and vehicle inspection systems in our Security division which have not yet been billed to customers. The net decrease in contract liabilities was primarily due to satisfaction of performance obligations and application of payments against customer billings on cargo and vehicle system contracts in our Security division.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $178.3 million. We expect to recognize revenue on approximately 70% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the nine months ended March 31, 2020, we recognized revenue of $70.3 million from contract liabilities existing at the beginning of the period.

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

Lease Accounting

Right of use (“ROU”) assets represent our right to use an underlying asset during the reasonably certain lease terms, and lease liabilities represent our obligation to make lease payments arising from the leases. We recognize ROU lease assets and lease liabilities at lease commencement on our consolidated balance sheet based on the present value of lease payments over the lease term using a discount rate determined based on our incremental borrowing rate since the rate implicit in each lease is not readily determinable. We elected the package of practical expedients, which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification of any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component. We also elected the hindsight practical expedient, which allows us to use hindsight in determining the lease term. We do not record an ROU asset and corresponding lease liability for leases with an initial term of one year or less (“short-term leases”). The terms in our leases may include options to extend or terminate the lease. We recognize ROU assets and liabilities when it is reasonably certain that we will exercise those options. Judgment is required in our assessment as to whether renewal or termination options are reasonably certain to be exercised and factors such as contractual terms compared to current market rates and the importance of the facility and location to our operations, among others, are considered. Lease payments are made in accordance with the lease terms, and lease expense, including short-term lease expense, is recognized on a straight-line basis over the lease term.

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

The components of operating lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Operating lease cost	$2,525	$7,771
Variable lease cost	237	551
Short-term lease cost	350	745
	$3,112	$9,067

Supplemental balance sheet assets and liabilities related to operating leases were as follows (in thousands):

	Balance Sheet Category	March 31, 2020
Operating lease ROU assets, net	Other assets	$26,397

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$8,118
Operating lease liabilities, long-term	Other long-term liabilities	18,648
Total operating lease liabilities		$26,766

Weighted average remaining lease term		4.4 years
Weighted average discount rate		4.3%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Cash paid for operating lease liabilities	$2,466	$7,664
ROU assets obtained in exchange for new lease obligations	2,239	3,718

Maturities of operating lease liabilities under ASC 842 (defined below) at March 31, 2020 were as follows (in thousands):

March 31, 2020
Less than one year	$9,036
1 – 2 years	6,808
2 – 3 years	4,318
3 – 4 years	3,562
4 – 5 years	2,529
Thereafter	3,143
29,396
Less: Imputed interest	(2,630)
Total lease liabilities	$26,766

Maturities of minimum operating lease liabilities under non-cancelable leases under ASC 840 (defined below) at June 30, 2019 were as follows (in thousands):

June 30, 2019
Less than one year	$9,802
1 – 2 years	8,082
2 – 3 years	5,473
3 – 4 years	3,397
4 – 5 years	2,954
Thereafter	4,583
Total lease liabilities	$34,291

Recently Adopted Accounting Pronouncement

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which requires a lessee to recognize ROU assets and lease liabilities, initially measured at present value of the lease payments, on its balance sheet for leases and classified as either financing or operating leases. We adopted ASC 842 on July 1, 2019, using the modified retrospective method, and we elected the package of practical expedients provided in ASC 842. In accordance with ASC 842, we did not restate comparative periods and instead reported comparative prior year periods under ASC 840, “Leases.”

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

The adoption of the new lease accounting guidance did not have a material impact on the condensed consolidated statement of operations or the condensed consolidated statement of cash flows for the nine months ended March 31, 2020.

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles of ASC 740, and is intended to improve consistency and simplify GAAP in several other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for publicly-traded business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the potential impact of adoption of this guidance on our consolidated financial statements.

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

Fiscal Year 2020 Business Acquisition

In February 2020, we (through our Optoelectronics and Manufacturing division) acquired a privately-held manufacturing business for $3.35 million, plus up to $1.65 million in potential contingent consideration, which may be earned over a three-year period. The acquisition was financed with cash on hand. The goodwill recognized for this business is deductible for income tax purposes.

Fiscal Year 2019 Business Acquisitions

In January 2019, we (through our Security division) acquired a privately held sales and services company. The acquisition was financed with cash on hand and was in an amount determined to be insignificant by management.

In August 2018, we (through our Security division) acquired a privately held services company for approximately $0.8 million, plus up to approximately $5 million in potential contingent consideration, which may be earned over the five-year period after the acquisition. The acquisition was financed with cash on hand. The goodwill recognized for this business is not deductible for income tax purposes.

In July 2018, we (through our Optoelectronics and Manufacturing division) acquired an optoelectronics solutions business for $17.5 million. The acquisition was financed with cash on hand and borrowings under our revolving bank line of credit. The goodwill recognized for this business is deductible for income tax purposes.

These business acquisitions, individually and in the aggregate, were not material to our consolidated financial statements. Accordingly, pro-forma historical results of operations related to these businesses have not been presented.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,	March 31,
Accounts receivable, net	2019	2020
Accounts receivable	$253,504	$274,364
Less allowance for doubtful accounts	(15,064)	(16,859)
Total	$238,440	$257,505

	June 30,	March 31,
Inventories	2019	2020
Raw materials	$143,697	$133,720
Work-in-process	67,897	59,070
Finished goods	62,117	48,527
Total	$273,711	$241,317

	June 30,	March 31,
Property and equipment, net	2019	2020
Land	$16,564	$16,513
Buildings, civil works and improvements	55,391	55,574
Leasehold improvements	8,311	8,628
Equipment and tooling	128,428	128,638
Furniture and fixtures	3,190	3,154
Computer equipment	18,733	18,525
Computer software	20,146	19,953
Computer software implementation in process	8,563	11,019
Construction in process	5,760	6,307
Total	265,086	268,311
Less accumulated depreciation and amortization	(137,701)	(139,793)
Property and equipment, net	$127,385	$128,518

Depreciation and amortization expense for property and equipment was $5.1 million and $5.4 million for the three months ended March 31, 2019 and 2020, respectively, and $15.4 million and $15.9 million for the nine months ended March 31, 2019 and 2020, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the nine-month period ended March 31, 2020 are as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2019	$200,079	$40,064	$66,965	$307,108
Goodwill acquired or adjusted during the period	2,213	—	1,033	3,246
Foreign currency translation adjustment	(517)	(55)	(1,143)	(1,715)
Balance as of March 31, 2020	$201,775	$40,009	$66,855	$308,639

Intangible assets consisted of the following (in thousands):

		June 30, 2019			March 31, 2020
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	8 years	$29,393	$(12,747)	$16,646	$37,129	$(15,553)	$21,576
Patents	19 years	8,688	(1,927)	6,761	9,681	(2,481)	7,200
Developed technology	10 years	53,460	(14,050)	39,410	54,804	(18,135)	36,669
Customer relationships/backlog	7 years	63,101	(22,132)	40,969	63,244	(28,144)	35,100
Total amortizable assets		154,642	(50,856)	103,786	164,858	(64,313)	100,545
Non-amortizable assets:
IPR&D		2,290	—	2,290	2,200	—	2,200
Trademarks		26,878	—	26,878	26,726	—	26,726
Total intangible assets		$183,810	$(50,856)	$132,954	$193,784	$(64,313)	$129,471

Amortization expense related to intangible assets was $5.4 million and $4.9 million for the three-month periods ended March 31, 2019 and 2020, respectively. For the nine months ended March 31, 2019 and 2020, amortization expense related to intangible assets was $16.3 million and $14.3 million, respectively.

At March 31, 2020, the estimated future amortization expense for intangible assets was as follows (in thousands):

2020 (remaining 3 months)	$4,639
2021	18,294
2022	15,581
2023	14,286
2024	13,543
Thereafter, including assets that have not yet begun to be amortized	34,202
Total	$100,545

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended March 31, 2019 and 2020, we capitalized software development costs in the amounts of $0.8 million and $4.5 million, respectively. For the nine months ended March 31, 2019 and 2020, we capitalized software development costs in the amounts of $1.8 million and $7.7 million, respectively.

5. Impairment, Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the three and nine months ended March 31, 2020, we abandoned a non-core product line in our Healthcare division which resulted in the write-off of assets, including intangible and fixed assets, totaling $3.3 million as we determined that these assets had no value and were permanently impaired. In addition, we continued to recover certain legal costs related to class action litigation and government investigations through insurance reimbursement. We also incurred additional legal fees related to these matters as well as restructuring charges by the divisions as noted in the tables below. This resulted in a net expense of $4.5 million and $1.5 million during the three and nine months ended March 31, 2020, respectively.

During the three and nine months ended March 31, 2019, we recovered certain legal costs related to class action litigation and government investigations through insurance reimbursements. We also incurred additional legal fees related to these matters as well as restructuring charges by the divisions as noted in the tables below. This resulted in a net (benefit) expense of $(1.8) million and $1.2 million for the three and nine months ended March 31, 2019, respectively.

The following tables summarize impairment, restructuring and other charges (benefit), net for the periods set forth below (in thousands):

	Three Months Ended March 31, 2019
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Legal costs (recoveries), net	$—	$—	$—	$(1,777)	$(1,777)

	Three Months Ended March 31, 2020
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Impairment charges	$—	$3,258	$—	$—	$3,258
Acquisition-related costs	107	—	41	155	303
Employee termination costs	328	466	259	50	1,103
Facility closures/consolidation	30	—	—	—	30
Legal costs (recoveries), net	—	—	—	(146)	(146)
Total expensed	$465	$3,724	$300	$59	$4,548

	Nine Months Ended March 31, 2019
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$—	$—	$287	$—	$287
Employee termination costs	—	1,442	133	—	1,575
Facility closures/consolidation	—	2,084	—	—	2,084
Legal costs (recoveries), net	—	—	—	(2,792)	(2,792)
Total expensed	$—	$3,526	$420	$(2,792)	$1,154

	Nine Months Ended March 31, 2020
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Impairment charges	$—	$3,258	$—	$—	$3,258
Acquisition-related costs	107	—	41	155	303
Employee termination costs	734	466	277	119	1,596
Facility closures/consolidation	30	—	—	—	30
Legal costs (recoveries), net	—	—	—	(3,667)	(3,667)
Total expensed	$871	$3,724	$318	$(3,393)	$1,520

The changes in the accrued liability for restructuring and other charges for the nine-month period ended March 31, 2020 were as follows (in thousands):

			Facility
		Employee	Closure/
	Acquisition-	Termination	Consolidation	Legal Costs and
	related Costs	Costs	Cost	Settlements	Total
Balance as of June 30, 2019	$—	$432	$—	$6,331	$6,763
Restructuring and other charges (benefit), net	303	1,596	30	(3,667)	(1,738)
(Payments), adjustments and reimbursements, net	(303)	(2,022)	(30)	1,204	(1,151)
Balance as of March 31, 2020	$—	$6	$—	$3,868	$3,874

6. Borrowings

Revolving Credit Facility

Under our revolving credit facility, the aggregate committed amount available to us is $535 million. The credit facility matures in April 2024. The credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.0% as of March 31, 2020 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). The LIBOR index is expected to be discontinued by the end of calendar year 2021. The terms of our revolving credit facility allow for a replacement rate if the LIBOR index is discontinued. Letters of credit reduce the amount available to borrow by their face value amounts. The unused portion of the facility bears a commitment fee of 0.10% as of March 31, 2020 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The agreement contains various representations and warranties, affirmative, negative and financial covenants and conditions of default. As of March 31, 2020, there was $95.0 million of borrowings outstanding under the revolving credit facility and $48.1 million outstanding under the letters of credit sub facility. The amount available to borrow under the credit facility as of March 31, 2020 was $391.9 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. Although the principal amount of each revolving loan is due and payable in full on the maturity date, we have the right to repay each revolving loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under this revolving facility. Therefore, borrowings under the credit facility are included in current liabilities. As of March 31, 2020, we were in compliance with all covenants under this credit facility.

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

We may redeem the Notes if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days. If we undergo a fundamental change, as defined in the indenture for the Notes, subject to certain conditions, holders of the Notes may require us to repurchase all or part of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The occurrence of a fundamental change will also result in the Notes becoming immediately convertible. Since the last reported sales price of our Common Stock did not exceed 130% of the conversion price for at least 20 trading days within any applicable period of 30 consecutive trading days during the three months ended March 31, 2020, the Notes are not yet convertible.

Pursuant to ASC 470-20, we allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long term debt in the consolidated balance sheet and being amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for the three and nine months ended March 31, 2020 related to the Notes was $3.3 million and $9.7 million, respectively, which consisted of $0.9 million and $2.7 million of contractual interest expense, $2.1 million and $6.1 million of debt discount amortization and $0.3 million and $0.9 million of amortization of debt issuance costs. The total interest expense recognized for the three months and nine months ended March 31, 2019 was $3.2 million and $9.4 million, respectively, which consisted of $0.9 million and $2.7 million of contractual interest expense, $2.0 million and $5.8 million of debt discount amortization and $0.3 million and $0.9 million of amortization of debt issuance costs. As of June 30, 2019 and March 31, 2020, the unamortized debt discount was $27.3 million and $21.2 million, respectively, which is being amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.50%. The unamortized debt issuance cost of $3.7 million and $2.8 million as of June 30, 2019 and March 31, 2020, respectively, is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of March 31, 2020, $41.6 million was outstanding under these letter-of-credit facilities. As of March 31, 2020, the total amount available under these credit facilities was $24.2 million.

Long-term debt consisted of the following (in thousands):

	June 30,	March 31,
	2019	2020
1.25% convertible notes due 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(27,283)	(21,165)
Unamortized debt issuance costs	(3,722)	(2,841)
	256,495	263,494
Other long-term debt	2,061	2,186
	258,556	265,680
Less current portion of long-term debt	(804)	(903)
Long-term portion of debt	$257,752	$264,777

7. Stockholders’ Equity

Stock-based Compensation

As of March 31, 2020, we maintained the Amended and Restated 2012 Incentive Award Plan (the "2012 Plan ") and the Amended and Restated 2006 Equity Participation Plan ("2006 Plan") as stock-based employee compensation plans. No further grants may be made under the 2006 Plan. The 2012 Plan and the 2006 Plan are collectively referred to as the "OSI Plans."

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2020	2019	2020
Cost of goods sold	$182	$189	$539	$517
Selling, general and administrative	5,543	5,520	18,487	17,153
Research and development	163	129	488	427
Stock-based compensation expense	$5,888	$5,838	$19,514	$18,097

As of March 31, 2020, total unrecognized compensation cost related to share-based compensation grants under the OSI Plans were estimated at $0.5 million for stock options and $18.9 million for RSUs. We expect to recognize these costs over a weighted average period of 2.0 years with respect to the stock options and 1.9 years for grants of RSUs.

The following summarizes stock option activity during the nine months ended March 31, 2020:

		Weighted Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2019	515,884	$33.74
Granted	13,263	101.31
Exercised	(201,003)	20.45
Expired or forfeited	(1,092)	85.37
Outstanding at March 31, 2020	327,052	44.47	2.7 years	$8,867
Exercisable at March 31, 2020	295,525	39.85	2.0 years	8,867

The following summarizes RSU award activity during the nine months ended March 31, 2020:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2019	521,140	$73.97
Granted	300,998	88.26
Vested	(388,756)	68.60
Forfeited	(13,907)	83.24
Nonvested at March 31, 2020	419,475	88.89

As of March 31, 2020, there were approximately 1.0 million shares available for grant under the 2012 Plan. Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 97,514 and 81,621 performance-based RSUs during the nine months ended March 31, 2019 and 2020, respectively. These performance based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 280% of the original number of shares or units awarded.

Stock Repurchase Program

In March 2018, the Board of Directors authorized a stock repurchase program of up to 1,000,000 shares, which was completed during the three months ended March 31, 2020. In April 2020, the Board of Directors authorized a new share repurchase program of up to 1,000,000 shares. This program does not expire unless our Board of Directors acts to terminate the program. The timing and actual numbers of shares purchased depends on a variety of factors, including stock price, general business and market conditions and other investment opportunities. Repurchases may be made from time to time under the program through open-market purchases or privately-negotiated transactions at our discretion. Upon repurchase, the shares are restored to the status of authorized but unissued shares and we record them as a reduction in the number of shares of Common Stock issued and outstanding in our consolidated financial statements.

During the nine months ended March 31, 2020, we repurchased 562,707 shares of our common stock.

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

8. Retirement Benefit Plans

We sponsor various retirement benefit plans including qualified and nonqualified defined benefit pension plans for our employees. The components of net periodic pension expense are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2020	2019	2020
Service cost	$98	$100	$295	$300
Interest cost	8	8	25	24
Amortization of prior service cost	14	13	42	39
Net periodic pension expense	$120	$121	$362	$363

For the three months ended March 31, 2019, we made no contributions to these defined benefit plans. For the nine months ended March 31, 2019, we made contributions of $1.0 million to these defined benefit plans. For the three and nine months ended March 31, 2020, we made no contributions to these defined benefit plans.

We also maintain various defined contribution plans. For the three months ended March 31, 2019 and 2020, we made contributions of $1.6 million and $1.8 million, respectively, to these defined contribution plans. For the nine months ended March 31, 2019 and 2020, we made contributions of $4.7 million and $5.0 million, respectively, to these defined contribution plans.

9. Commitments and Contingencies

COVID-19

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease 2019 (COVID-19). The rapid spread of COVID-19 and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. Because of the rapidly changing business environment, unprecedented market volatility and high degree of uncertainty resulting from COVID-19, the extent to which COVID-19 will adversely impact our business is highly uncertain and unpredictable. While COVID-19 has negatively impacted, and is expected to continue to negatively impact, our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact from a prolonged pandemic cannot be reasonably estimated at this time. We are regularly monitoring the potential effects of COVID-19 on our results of operations, cash flows and financial position.

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration caps, the remaining maximum amount of such potential future payments is $23.7 million as of March 31, 2020.

We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business. We made $0.1 million and $1.3 million of such payments during the three and nine months ended March 31, 2019, respectively, and $0.2 million and $1.5 million of such payments during the three and nine months ended March 31, 2020, respectively.

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

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2019 to March 31, 2020 of the contingent consideration liability, which is included in other accrued expenses and current liabilities, and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2019	$16,577
Addition of contingent earnout obligations	1,560
Foreign currency translation adjustment	(183)
Changes in fair value for contingent earnout obligations	(946)
Payments on contingent earnout obligations	(3,802)
Ending fair value, March 31, 2020	$13,206

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of March 31, 2020.

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

The following table presents changes in warranty provisions (in thousands):

	Nine Months Ended March 31,
	2019	2020
Balance at beginning of period	$21,819	$21,724
Additions and adjustments	7,135	6,105
Reductions for warranty repair costs	(6,545)	(6,557)
Balance at end of period	$22,409	$21,272

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

During the three and nine months ended March 31, 2020, we recognized discrete tax benefits of $5.1 million and $12.0 million, respectively, resulting in an effective tax rate of -3.4% and 8.7%, respectively. This included discrete tax benefits primarily related to equity-based compensation under ASU 2016-09 and return to provision true-up adjustments. During the three and nine months ended March 31, 2019, we recognized a tax benefit for equity-based compensation of $0.7 million and $2.6 million, respectively, under ASU 2016-09 resulting in an effective tax rate of 26.0% and 24.2%, respectively. Excluding the impact of the discrete tax items noted above, our effective tax rate for the three and nine months ended March 31, 2020 was 23.7% and 26.7%, respectively, as compared to 28.6% and 28.4% in the prior-year three month and nine month periods, respectively.

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

The following tables set forth the results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2020	2019	2020
Revenues (1) —by Segment:
Security division	$193,486	$187,076	$552,130	$578,477
Healthcare division	48,865	45,662	138,697	127,862
Optoelectronics and Manufacturing division, including intersegment revenues	70,927	70,240	213,900	216,684
Intersegment revenues elimination	(8,994)	(10,095)	(30,989)	(33,946)
Total	$304,284	$292,883	$873,738	$889,077

Income (loss) from operations —by Segment:
Security division	$24,943	$24,525	$74,056	$73,405
Healthcare division	5,418	1,682	5,752	5,793
Optoelectronics and Manufacturing division	7,320	7,309	22,212	25,096
Corporate	(5,354)	(10,161)	(21,265)	(23,578)
Eliminations	(207)	270	(671)	715
Total	$32,120	$23,625	$80,084	$81,431

	June 30,	March 31,
	2019	2020
Assets (2) —by Segment:
Security division	$793,810	$784,736
Healthcare division	157,639	199,645
Optoelectronics and Manufacturing division	237,851	241,824
Corporate	79,498	101,419
Eliminations (3)	(3,934)	(41,030)
Total	$1,264,864	$1,286,594
(1)For each of the three and nine month periods ended March 31, 2019 and March 31, 2020, no customer accounted for greater than 10% of total net revenues.
(2)One customer accounted for 16% of accounts receivable, net as of March 31, 2020. No customer accounted for 10% or more of accounts receivable, net as of June 30, 2019.
(3)Eliminations in assets reflect the amount of intercompany profits in inventory and intercompany ROU assets under ASC 842 as of the balance sheet date. Such intercompany profit will be realized when inventory is shipped to the external customers of the Security and Healthcare divisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “OSI”, the “Company”, “we”, “us”, “our” and similar terms refer to OSI Systems, Inc. together with our wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of March 31, 2020 and results of operations for the three and nine months ended March 31, 2020 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended June 30, 2019 filed with the SEC.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. The expectations, beliefs, and projections reflected in the forward-looking statements may prove to be inaccurate, and actual results may differ materially from those reflected in such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and other documents filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition. Although we believe that the assumptions upon which our forward-looking statements are based are reasonable, such assumptions could prove to be inaccurate and actual results could differ materially from those expressed in or implied by the forward-looking statements. For example, we could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; impacts on our business related to or resulting from the COVID-19 pandemic; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our investigations and compliance reviews, contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties, and other risks and uncertainties, including, but not limited to, those detailed herein and from time to time in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operations. All forward-looking statements contained in this report are qualified in their entirety by this statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we provide security screening products and services internationally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 63% and 65% of our total consolidated revenues for the nine months ended March 31, 2019 and 2020, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring and diagnostic cardiology systems internationally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient's bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 16% and 14% of our total consolidated revenues for the nine months ended March 31, 2019 and 2020, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services internationally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, automotive diagnostic systems, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 21% and 21% of our total consolidated revenues for the nine months ended March 31, 2019 and 2020, respectively.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have influenced, and may continue to influence our results of operations.

Coronavirus Pandemic. The recent novel coronavirus (COVID-19) outbreak has resulted, and is likely to continue to result, in significant economic disruptions and has impacted and is expected to continue to impact our operations and the operations of our suppliers as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. While we do not expect these impacts to be long-term, there is uncertainty around the duration and impact of the COVID-19 outbreak. Our Healthcare division has experienced increased near-term term demand for products as a result of COVID-19; however, we expect our other divisions to see adverse changes in the timing of demand for products and services. In our Security division, we expect order activity to be impacted most prominently with respect to our aviation and cargo products. As many of our customers in both our Security and Optoelectronics and Manufacturing divisions are being impacted by the pandemic, we are also receiving requests to delay deliveries of equipment and modify service arrangements, and we are experiencing delays in the timing of orders. In addition, as a result of newly-imposed government regulations, certain of our global manufacturing facilities are not able to operate at optimal utilization. If these business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations, and cash flows could be materially adversely impacted. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in our best interests. For a further discussion of potential risks to our business from the COVID-19 pandemic, see Item 1A. Risk Factors in this quarterly report on Form 10-Q.

Global Economic Considerations. In addition to the COVID-19 pandemic, other global macroeconomic factors, coupled with the U.S. political climate, have created uncertainty and impacted demand for certain of our products and services. The current status and potential outcomes of Brexit has contributed to economic uncertainty and could have an adverse impact on our UK business, including our orders and sales operations and personnel in the UK. We do not know how long this uncertainty will continue. Therefore, we expect that there may be a period of delayed or deferred purchasing by our customers. These factors could have a material negative effect on our business, results of operations and financial condition.

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenues and expenses are denominated in currencies other than the U.S. dollar, and, as a result, may be significantly affected by changes in foreign exchange rates.

Global Trade. In addition to the COVID-19 pandemic, the current domestic and international political environment, including in relation to recent and further potential changes by the U.S. and other countries in policies on global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy and global trade. This uncertainty is exacerbated by sanctions imposed by the U.S. government against certain businesses and individuals in select countries. Continued or increased uncertainty regarding global trade due to these or other factors may require us to modify our current business practices and could have a material adverse effect on our business, results of operations and financial condition.

Healthcare Considerations. As described above, our Healthcare division has experienced some near-term increased demand for its patient monitoring products as a result of the COVID-19 pandemic. However, in prior periods, our results of operations were adversely impacted in by difficulties associated with product launches. These issues may in future periods continue to adversely impact our results of operations. Additionally, there have been numerous efforts advanced by the Trump administration and Congress to repeal and replace or modify the Affordable Care Act, which has created uncertainty in the healthcare industry that has adversely impacted, and may continue to adversely impact, our results of operations.

European Union Threat Detection Standards. The EU has implemented regulations for all airports within the EU to have hold baggage screening systems that are compliant with the European Civil Aviation Conference (ECAC) Standard 3 by September 2020. It is unclear whether this deadline will hold or be delayed. Our Security division's real time tomography (RTT) product has passed the ECAC explosive detection system Standard 3 threat detection requirement.

Government Policies. Our net income could be affected by changes in U.S. or foreign government policies. For example, the LIBOR index is expected to be discontinued by the end of calendar year 2021. If the LIBOR index is discontinued, the terms of our revolving credit facility allow for a replacement rate to be determined in accordance with the credit agreement. Changes in government policies could impact our financial condition and results of operations.

Mexico SAT Contract.  Our contract with the Mexican government to provide a turnkey security screening solution at various locations throughout the country is scheduled to expire in May 2020. While we are actively in discussions with the Mexican government for a renewal of the program, we cannot provide any assurance that this program will be continued and, if the program is continued, upon what terms. If the program is discontinued or continued upon modified terms, our results of operations could be materially affected.

Results of Operations for the Three Months Ended March 31, 2019 (Q3 2019) Compared to the Three Months Ended March 31, 2020 (Q3 2020) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	Q3	% of	Q3	% of
	2019	Net Revenues	2020	Net Revenues	$ Change	% Change
Security	$193.5	64%	$187.1	64%	$(6.4)	(3)%
Healthcare	48.9	16	45.7	16	(3.2)	(7)
Optoelectronics and Manufacturing	61.9	20	60.1	20	(1.8)	(3)
Total net revenues	$304.3	100%	$292.9	100%	$(11.4)	(4)%

Revenues for the Security division during the three months ended March 31, 2020 decreased on a year-over-year basis as a result of decreased revenue from cargo and vehicle inspection systems and explosive detection systems, partially offset by an increase in sales of checkpoint equipment. Overall service revenue for the division was comparable to the prior year.

Revenues for the Healthcare division during the three months ended March 31, 2020 decreased year-over-year due to lower sales of patient monitoring systems and the exit of a product line.

Revenues for the Optoelectronics and Manufacturing division during the three months ended March 31, 2020 decreased year-over-year as a result of reduced revenue in our contract manufacturing business partially offset by the inclusion of revenues from a small business acquired in February 2020.

Toward the end of the third quarter of fiscal year 2020, revenues in our Security and Optoelectronics and Manufacturing divisions were adversely impacted as a result of the COVID-19 pandemic.

Gross Profit

	Q3	% of	Q3	% of
	2019	Net Revenues	2020	Net Revenues
Gross profit	$111.3	36.6%	$109.1	37.3%

Gross profit as a percentage of net revenues during the three months ended March 31, 2020 was higher compared to the prior year due to improved margins in our Security division driven primarily by increased service gross margins as well as increased gross margins in our Healthcare division.

Operating Expenses

	Q3	% of	Q3	% of
	2019	Net Revenues	2020	Net Revenues	$ Change	% Change
Selling, general and administrative	$67.3	22.1%	$65.6	22.4%	$(1.7)	(2.5)%
Research and development	13.7	4.5	15.4	5.2	1.7	12.1
Impairment, restructuring and other charges (benefit), net	(1.8)	(0.6)	4.5	1.6	6.3	(355.9)
Total operating expenses	$79.2	26.0%	$85.5	29.2%	$6.3	7.9%

Selling, general and administrative. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees, sales commissions and marketing expenses. SG&A expense for the three months ended March 31, 2020 was lower than the comparable prior-year period primarily due to reduced sales commission expenses on lower net revenues, as well as lower marketing and travel expenses, partially offset by higher employee compensation expense.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancements. The increase in R&D expenses during the three months ended March 31, 2020 from the same prior-year period reflected increased investment in our Security division primarily to support new product development.

Impairment, restructuring and other charges (benefit). Impairment, restructuring and other charges generally consist of charges related to reductions in our workforce, facility consolidation, impairment of assets, costs related to acquisition activity, legal charges and other non-recurring charges. The net expense in the third fiscal quarter of 2020 included $3.3 million from impairment of assets in our Healthcare division for the exit of a product line, $1.1 million of employee termination and facility closure costs and $0.1 million of other net costs. The net benefit in the third fiscal quarter of 2019 was primarily due to a recovery of certain legal costs through insurance reimbursement.

Other Income and Expenses

Interest and other expense, net. For the three months ended March 31, 2020, interest and other expense, net was $4.7 million as compared to $5.6 million in the comparable prior-year period. This decrease was driven primarily by lower average levels of borrowing under our revolving credit facility as well as lower average interest rates during the three months ended March 31, 2020 compared to the same period in the prior year. Interest expense in the current-year period included $2.2 million of non-cash interest expense primarily related to the Notes (see Note 6 to the condensed consolidated financial statements for further discussion) compared to $2.0 million during the comparable prior-year period.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For the three months ended March 31, 2020, we recognized a benefit for income taxes of $(0.6) million compared to a provision for income taxes of $6.9 million for the comparable prior-year period. The effective tax rate for the three months ended March 31, 2019 and 2020 was 26.0% and (3.4)%, respectively. During the three months ended March 31, 2019, we recognized a discrete tax benefit of $0.7 million primarily for equity-based compensation under ASU 2016-09. During the three months ended March 31, 2020, we recognized a discrete tax benefit of $5.1 million for a return to provision true-up adjustment. Excluding the impact of these discrete tax benefits, our effective tax rate for the three months ended March 31, 2019 and 2020 was 28.6% and 23.7%, respectively.

Results of Operations for the Nine Months Ended March 31, 2019 (YTD Q3 2019) Compared to the Nine Months Ended March 31, 2020 (YTD Q3 2020) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q3	% of	YTD Q3	% of
	2019	Net Revenues	2020	Net Revenues	$ Change	% Change
Security	$552.1	63%	$578.5	65%	$26.4	5%
Healthcare	138.7	16	127.9	14	(10.8)	(8)
Optoelectronics and Manufacturing	182.9	21	182.7	21	(0.2)	—
Total net revenues	$873.7	100%	$889.1	100%	$15.4	2%

Revenues for the Security division during the nine months ended March 31, 2020 increased on a year-over-year basis as a result of increased product revenue from cargo and vehicle inspection systems, explosive detection systems and checkpoint equipment, partially offset by decreases in sales of explosive trace detection products. Service revenue for the Security division was comparable to the prior year period.

Revenues for the Healthcare division during the nine months ended March 31, 2020 decreased year-over-year due to lower sales of patient monitoring systems.

Revenues for the Optoelectronics and Manufacturing division during the nine months ended March 31, 2020 were consistent with the prior comparable period.

Toward the end of the third quarter of fiscal year 2020, revenues in our Security and Optoelectronics and Manufacturing divisions were adversely impacted as a result of the COVID-19 pandemic.

Gross Profit

	YTD Q3	% of	YTD Q3	% of
	2019	Net Revenues	2020	Net Revenues
Gross profit	$317.6	36.3%	$319.1	35.9%

Gross profit as a percentage of net revenues during the nine months ended March 31, 2020 decreased on a year-over-year basis as a result of a reduction in gross margin in the Security division, due largely to an unfavorable mix of revenues driven by higher equipment sales growth relative to service revenue growth. Service revenues in the Security division generally carry higher gross margins than equipment sales. The decrease in net revenues from the Healthcare division also adversely impacted the gross margin since sales from our Healthcare division generally have higher gross margins than our other divisions. These impacts on gross margin were partially offset by an increase in the gross margin within the Optoelectronics and Manufacturing division due to a favorable sales mix and operational efficiencies.

Operating Expenses

	YTD Q3	% of	YTD Q3	% of
	2019	Net Revenues	2020	Net Revenues	$ Change	% Change
Selling, general and administrative	$196.1	22.4%	$191.7	21.6%	$(4.4)	(2.3)%
Research and development	40.3	4.6	44.5	5.0	4.2	10.5
Impairment, restructuring and other charges (benefit), net	1.1	0.1	1.5	0.2	0.4	31.7
Total operating expenses	$237.5	27.1%	$237.7	26.7%	$0.2	0.1%

Selling, general and administrative. SG&A expense for the nine months ended March 31, 2020 was lower than the prior comparable period due to lower sales commissions and marketing expenses, partially offset by higher employee compensation expense.

Research and development. The increase in R&D expense during the nine months ended March 31, 2020 from the same prior-year period reflected increased expenses in our Security division primarily to support new product development.

Impairment, restructuring and other charges (benefit). In the first nine months of fiscal year 2020, we incurred impairment, restructuring and other charges, net of $3.3 million related to the exit of a product line in our Healthcare division, $1.6 million of employee termination and facility closure costs and $0.3 million of acquisition costs, which were offset by a net recovery of $3.7 million for certain legal costs through insurance reimbursements. In the first nine months of fiscal 2019, we incurred restructuring and other charges of $3.7 million related to employee termination and business exit costs and $0.3 million in acquisition costs, which were partially offset by a $2.8 million net recovery of certain legal costs as a result of insurance reimbursements.

Other Income and Expenses

Interest and other expense, net. For the nine months ended March 31, 2020, interest and other expense, net was $14.3 million as compared to $16.5 million in the comparable prior-year period. This decrease was driven primarily by lower average levels of borrowing under our revolving credit facility as well as a lower average interest rates during the nine months ended March 31, 2020 compared to the same period in the prior year. Interest expense in the current-year period included $6.6 million of non-cash interest expense largely related to the Notes (see Note 6 to the condensed consolidated financial statements for further discussion) compared to $5.8 million during the comparable prior-year period.

Income taxes. For the nine months ended March 31, 2020, we recognized a provision for income taxes of $5.8 million compared to $15.4 million for the comparable prior-year period. The effective tax rate for the nine months ended March 31, 2019 and 2020 was 24.2% and 8.7%, respectively. During the nine months ended March 31, 2019 and 2020, we recognized discrete tax benefits of $2.6 million and $12.0 million, respectively, primarily for equity-based compensation under ASU 2016-09 in each period and a return to provision true-up adjustment in the third quarter of fiscal year 2020. Excluding the net impact of these discrete tax benefits, our effective tax rate for the nine months ended March 31, 2019 and 2020 was 28.4% and 26.7%, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility. Cash and cash equivalents totaled $101.0 million as of March 31, 2020, a increase of $4.7 million, or 4.9%, from $96.3 million as of June 30, 2019. During the nine months ended March 31, 2020, we generated $105.6 million of cash flow from operations. We currently anticipate that our available funds, cash flow from operations and credit facilities will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future.

Our current revolving credit facility allows us to borrow up to $535 million and matures in April 2024. As of March 31, 2020, there was $95.0 million outstanding under the revolving credit facility and $48.1 million outstanding under the letters-of-credit sub-facility.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the nine months ended March 31, 2020, we generated $105.6 million of cash from operations compared to $87.7 million in the same prior-year period. The increase in operating cash flow was driven by higher net income and an improvement in working capital

Cash Used in Investing Activities. Net cash used in investing activities was $28.3 million for the nine months ended March 31, 2020 compared to $40.8 million used for the nine months ended March 31, 2019. During the nine months ended March 31, 2020, we used cash of $16.1 million for capital expenditures, $3.5 million primarily for the acquisition of an optoelectronics business and $8.8 million for the acquisition of intangible and other assets. During the nine months ended March 31, 2019, we used cash of $20.9 million for capital expenditures, $17.5 million for the acquisition of an optoelectronics business and $0.8 million for the acquisition of a Security services business.

Cash Used in Financing Activities. Net cash used in financing activities was $68.5 million for the nine months ended March 31, 2020 compared to $23.3 million for the nine months ended March 31, 2019. During the nine months ended March 31, 2020, our primary uses in financing were $78.5 million for repurchases of our common stock and tax payments related to net share settlements of equity awards, partially offset by $7.0 million of net borrowings on our revolving credit facility and $8.4 million of proceeds from exercise of stock options and the employee stock purchase plan. During the nine months ended March 31, 2019, our primary uses of financing were $34.8 million used for share repurchases and taxes paid related to the net share settlement of equity awards , partially offset by $11.0 million borrowed under our revolving credit facility.

Borrowings

See Note 6 to the condensed consolidated financial statements for a detailed discussion regarding our revolving credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $101.0 million at March 31, 2020. Of this amount, approximately 64% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in Singapore, the United Kingdom, Malaysia, Mexico, Canada and Australia and to a lesser extent in Germany, India, and Albania among other countries. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares of common stock we purchased during the quarter ended March 31, 2020:

				Maximum number (or
				approximate dollar
				value) of
			Total number of	shares (or
			shares (or units)	units)
			purchased as	that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share (or	announced plans or	under the plans or
	Purchased	unit)	programs	programs (1)
January 1 to January 31, 2020	28,303	$89.71	28,303	267,530
February 1 to February 29, 2020	146,808	88.27	146,808	120,722
March 1 to March 31, 2020	120,722	76.90	120,722	—
	295,833		295,833
(1)

In March 2018, the Board of Directors authorized a stock repurchase program of up to 1,000,000 shares which was fully utilized as of March 31, 2020. In April 2020, the Board of Directors authorized a new share repurchase program of up to 1,000,000 shares. Upon repurchase, the shares are restored to the status of authorized but unissued, and we record them as a reduction in the number of shares of common stock issued and outstanding in the consolidated financial statements.

Contractual Obligations

During the nine months ended March 31, 2020, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. See Notes 1, 6 and 9 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the potential impact of those pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. There have been no material changes to our exposure to market risk during the nine months ended March 31, 2020 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, operations, and financial results in this Quarterly Report on Form 10-Q for the period ended March 31, 2020 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 27, 2019, which describe various risks and uncertainties which could materially affect our business, financial condition and results of operations in the future. Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.

The novel coronavirus (COVID-19) outbreak has significantly impacted worldwide economic conditions and could adversely impact our business, financial condition and results of operations.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help combat the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.

Many of our products and services are considered to be essential under federal, state and local guidelines. Accordingly, we currently continue to operate across our global footprint; however, given recent government regulations, many of our global facilities are not able to operate at optimal capacity. Notwithstanding our continued operations, COVID-19 has begun to have and may have further negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions. Any resulting economic downturn or slowdown could curtail or delay spending, adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. The progression of this matter could also negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers, disrupting raw materials to our factories and assembly plants, inhibiting the manufacture and assembly of products at our factories and assembly plants, delaying or preventing deliveries to our customers, and interruption of our ability to provide servicing and installations of equipment due to travel restrictions, among others.

In addition, the ability of our employees and employees of our suppliers and customers to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper our production throughout the supply chain and constrict sales channels. Our customers may be directly impacted by business curtailments or weak market conditions and may not be willing or able to fulfill their contractual obligations or open letters of credit and may seek to modify or terminate their contracts with us. We may also experience delays in obtaining letters of credit or processing letter of credit payments due to the impacts of COVID-19 on foreign issuing and U.S. intermediary banks. In addition, the COVID-19 pandemic may create an increased risk of customer defaults or delays in payments. Our customers may terminate or amend their agreements for the purchase or service of our products due to bankruptcy, lack of liquidity, lack of funding, operational failures, or other reasons.

Further, while we currently do not anticipate issues under our credit agreements, events resulting from the effects of the COVID-19 pandemic may negatively impact our ability to comply with our financial covenants in the future, which could lead us to seek an amendment or waivers from our lenders, limit access to or require accelerated repayment of our existing credit facilities, or require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all, including as a result of the effects of COVID-19 on financial markets at such time.

The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. As we cannot predict the duration or scope of the COVID-19 pandemic, the estimated negative impact to our results of operations, cash flows and financial position cannot be reasonably estimated but might be material and last for an extended period of time.

Substantial declines in crude oil prices or extended periods of low crude oil prices may adversely affect our business, financial condition, and results of operations.

Some of our international customers have procurement budgets that are strongly correlated with fluctuations in the price of crude oil. Historically, the market for crude oil has been volatile and unpredictable. Crude oil prices are subject to rapid and significant fluctuations in response to global events and relatively minor changes in supply and demand. Recently, as a result of increased supply and decreased demand, crude oil prices have declined sharply. While factors relating the price of crude oil to demand for our products and services are complex, this period of depressed crude oil prices may adversely affect our business, financial condition, and results of operations.

If we are unable to continue or fail to perform on our existing agreements to provide security screening solutions to customers after expending substantial resources, such failure could have a material adverse effect on our business, financial condition and results of operations.

Certain of our projects require the expenditure of substantial management and financial resources in anticipation of future revenue generation. For example, our contract with the Mexican government to provide a turnkey security screening solution at various sites throughout Mexico required substantial expenditures for capital equipment and infrastructure and is set to expire on May 13, 2020. While we are actively in discussions with the Mexican government for a renewal of the program, we cannot provide any assurance that this program will be continued and, if the program is continued, upon what terms. If the program is discontinued or continued upon modified terms, our results of operations could be materially and adversely affected. We anticipate that future contracts for turnkey security screening solutions in other territories could also require the outlay and management of substantial financial resources for capital equipment and infrastructure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 1st day of May 2020.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)