Form 10-K
period 2020-06-30
OSI SYSTEMS INC
filed 2020-08-21
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes: ⌧  No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes: ◻  No ⌧

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

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ◻  No ⌧

The aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold on December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,742,736,015. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates of the registrant. The number of shares outstanding of the registrant’s Common Stock as of  August 20, 2020 was 18,080,418.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2020 annual meeting of stockholders are incorporated by reference into Part III. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year.

PART I

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve uncertainties, risks, assumptions and contingencies, many which are outside our control. Assumptions upon which our forward-looking statements are based could prove to be inaccurate, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, those factors  described in Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as factors described  elsewhere in this report and other documents filed by us from time to time with the Securities and Exchange Commission (“SEC”). Such factors, of course, do not include all factors that might affect our business and financial condition.  We could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; impacts on our business related to or resulting from the COVID-19 pandemic; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our investigations and compliance reviews, contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this report are qualified in their entirety by this statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We have three operating divisions: (a) Security, providing security and inspection systems, turnkey security screening solutions and related services; (b) Healthcare, providing patient monitoring, diagnostic cardiology, and connected care systems and associated accessories; and (c) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare divisions, as well as to external original equipment manufacturer (“OEM”) customers and end users for applications in the defense, aerospace, medical and industrial markets, among others.

Through our Security division, we provide security screening products and services globally under the “Rapiscan® Systems” and “AS&E®” trade names. Our Security products fall into the following categories: baggage and parcel inspection; cargo and vehicle inspection; hold (checked) baggage screening; people screening; radiation detection; and explosive and narcotics trace detection. In addition to these products, we provide site design, installation, training and technical support services to our customers. We also provide turnkey security screening solutions under the “S2®” trade name, which can include the construction, staffing and long-term operation of security screening checkpoints, including ports and borders, for our customers.

Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology, and connected care systems globally to healthcare providers and provide related supplies and accessories under the “Spacelabs®” and “Statcorp®” trade names. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians’ offices, medical clinics and ambulatory surgery centers.

Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including defense and aerospace, X-ray security inspection systems and medical imaging, chemistry analysis and diagnostics instruments, telecommunications, scanners and industrial automation, IoT and wearable consumer products. We sell our optoelectronic devices primarily under “OSI Optoelectronics,” “OSI LaserDiode,” “OSI Laserscan,” “Semicoa,” and “Advanced Photonix” trade names and perform our electronics manufacturing and design services primarily under the “OSI Electronics,” “APlus Products,” “Altaflex,” and “PFC” trade names. We provide our optoelectronic devices and electronics manufacturing services to OEM customers and end users, as well as to our own Security and Healthcare divisions.

COVID-19

In March 2020, the World Health Organization characterized  the outbreak of COVID-19 as a global  pandemic and President Trump declared a national emergency concerning the pandemic. The COVID-19 pandemic  has dramatically impacted the global health and economic environment, with millions of confirmed cases,  business slowdowns and shutdowns and market volatility.  COVID-19  has caused, and is likely to continue to cause,  significant economic disruption and is having widespread, rapidly evolving and unpredictable impacts on global society,  financial markets and business practices. Various governments around the world have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses. The COVID-19 pandemic has impacted,  and is expected to  continue to impact, our business operations and the operations of our suppliers and customers as a result of quarantines, facility closures and travel and logistics restrictions.There is substantial uncertainty regarding  the duration  and degree of COVID-19’s  continued effects over time. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic or recurrence thereof, timing of development and deployment of an effective vaccine, governmental, business and individuals' actions in response to the pandemic and the impact on economic activity including the possibility of recession or financial market instability. Refer to Risk Factors (Part I, Item 1A of this Form 10-K) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K) for further discussion regarding potential risks to our business from the COVID-19 pandemic.

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

As a result of terrorist attacks worldwide, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railways, seaports, cruise line terminals, freight forwarding operations, sporting venues, government and military installations, and nuclear facilities. The U.S. Department of Homeland Security has undertaken numerous initiatives to prevent terrorists from entering the country, hijacking airliners, and obtaining and trafficking in weapons of mass destruction and their components, to secure sensitive U.S. technologies and to identify and screen high-risk cargo before it is loaded onto airlines and ships. These initiatives, such as the Customs-Trade Partnership Against Terrorism, the U.S. Transportation Security Administration’s Air Cargo Screening Mandate and the U.S. Customs and Border Protection Container Security Initiative, have resulted in an increased demand for security and inspection products. Most recently, these efforts have received increased funding from Congress to further combat the flow of increased threats from narcotics entering the United States.

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

Congress has passed legislation and continues to fund and support provisions that call for the increased inspection of international cargo destined for the United States.These include domestic civil aviation cargo, rail conveyances, and radiological and nuclear threats in cargo entering the United States. Certain of our cargo and vehicle inspection systems are currently being used both domestically and internationally and by multiple agencies within the U.S. Government to comply with these standards.

Additionally, the U.S. Department of Homeland Security requires the screening of all cargo carried on passenger airlines in the United States. Several of our hold (checked) baggage and cargo screening systems have been approved by the U.S. Department of Homeland Security’s Transportation Security Administration for this purpose and are being procured and used by freight forwarders, airlines, transportation companies and other businesses to fulfill their compliance requirements.

Furthermore, the U.S. Department of Homeland Security’s Science and Technology Directorate, Transportation Security Administration and Domestic Nuclear Detection Office have supported the development of new security inspection technologies and products. Our Security division participates in a number of such research and development efforts, including projects to develop new technologies for radiation detection, nuclear materials detection, border security, and aviation screening. Our Security division is an industrial partner in the DHS Center of Excellence ALERT (Awareness and Localization of Explosives-Related Threats) and works with academia, national laboratories, and other vendors on research and development through this and other agreements. The Science and Technology Directorate has also initiated programs for the development of technologies capable of protecting highways, railways and waterways from terrorist attack.

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

While we believe that the healthcare industry will continue to grow throughout much of the world, many factors are forcing healthcare providers to do more with less, including stricter government requirements affecting staffing and accountability and uncertainty around potential U.S. healthcare legislation. The COVID-19 pandemic has significantly strained healthcare provider resources, placing increased focus on the advantages of remote monitoring and products which can be deployed flexibly, enabling hospitals to quickly reconfigure and adapt to unexpected change. Our customers expect clinical value, economic value, and clinical decision support. Positioning our current healthcare products to demonstrate the competitive value in total cost of ownership is increasingly important in this environment. At the same time, the widespread introduction of mobile devices into the healthcare environment is creating an emerging demand for patient data acquisition and distribution. Our Healthcare division designs, manufactures and markets devices and software that respond to these factors, helping hospitals reduce costs, make better-informed clinical decisions, and more fully utilize resources.

We are a global manufacturer and distributor of patient monitoring, diagnostic cardiology, and connected care solutions for use in hospitals, medical clinics and physician offices. We design, manufacture and market patient monitoring solutions for critical, sub-acute and perioperative care areas of the hospital, wired and wireless networks and ambulatory blood pressure monitors, all aimed at providing caregivers with timely patient information. Our diagnostic cardiology systems include Holter recorders and analyzers, ambulatory blood pressure monitors, resting and stress electrocardiography (ECG) devices, and ECG management software systems and related software and services.

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

Our optoelectronic devices are used in a wide variety of applications for diversified markets including aerospace and defense, avionics, medical imaging and diagnostics, biochemistry analysis, pharmaceutical, nanotechnology, telecommunications, construction and homeland security. Medical applications for our devices include diagnostic and imaging products, patient monitoring equipment, and glucose monitors. Aerospace and defense applications for our devices include satellite navigation sensors, laser guided munitions systems, range finders, weapons simulation systems, and other applications that require the conversion of optical signals into electrical signals. Homeland security applications for our devices include X-ray based and other detection systems. Our optoelectronic devices and value-added subsystems are also used in a wide variety of measurement control, monitoring and industrial applications and are key components in telecommunications technologies. We also offer electronics manufacturing services to broader markets, as well as to our optoelectronics customers and to our Security and Healthcare divisions. We offer full turnkey solutions as well as printed circuit board assembly, cable and harness assembly, liquid crystal displays and box-build manufacturing services, in which we provide product design and development, supply chain management, and production manufacturing services. Additionally, our flexible circuit businesses offer design expertise, manufacturing capabilities, and assembly of flexible and rigid circuit boards for applications in the industrial medical, military, and consumer markets.

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

Capitalizing on Global Reach. We operate from multiple locations throughout the world. We view our international operations as providing an important strategic advantage over competitors. First, our international manufacturing facilities allow us to take advantage of competitive labor rates in order to be a low cost producer. Second, our international offices strengthen our sales and marketing efforts and our ability to service and repair our systems by providing direct access to growing markets and to our existing international customer base. Third, our international manufacturing locations allow us to reduce delivery times to our global customer base. We intend to continue to enhance our international manufacturing and sales capabilities.

Capitalizing on Vertical Integration. Our vertical integration provides several advantages in each of our divisions. These advantages include reduced manufacturing and delivery times, lower costs due to our access to competitive international labor markets and direct sourcing of raw materials. We also believe that we offer significant added value to our customers by providing a full range of vertically-integrated services, including component design and customization, subsystem concept design and application engineering, product development and prototyping, efficient pre-production and short-run manufacturing and competitive mass production capabilities. We believe that our vertical integration differentiates us from many of our competitors and provides value to our customers who can rely on us to be an integrated supplier. We intend to continue to leverage our vertical integration to create greater value for our customers in the design and manufacture of our products.

Capitalizing on the Market for Security and Inspection Systems. Attentiveness to terrorist and other security threats may continue to drive the market for security and inspection systems in transportation security and also at ports and border crossings, government installations, military facilities and public event venues. The trend toward increased screening of goods entering and departing from ports and borders has resulted, and may continue to result in, the growth in the market for cargo inspection systems and turnkey security screening services that are capable of screening shipping containers for contraband and assisting customs officials in the verification of shipping manifests. Package and cargo screening by freight forwarders, airlines and air cargo companies represents a growing sector, as regulations in the United States and Europe have continued to support increased screening of air cargo shipments. We intend to capitalize on opportunities to replace, service and upgrade existing security installations, and to offer turnkey security screening solutions in which we may construct, staff and/or operate on a long-term basis security screening checkpoints for our customers. Finally, we also intend to continue to develop new security and inspection products and technologies, and to enhance our current product and service offerings through internal research and development and selective acquisitions.

Improving and Complementing Existing Medical Technologies. We develop and market patient monitoring systems, diagnostic cardiology products, and connected care systems and associated supplies and accessories. We are able to market and sell many of our product offerings through shared sales channels and distribution networks. Our efforts to develop new products and improve our existing medical technologies are focused on the needs of healthcare organizations, caregivers, and their patients. Our efforts to improve existing medical technologies concentrate on providing products that are flexible and intuitive to use so that clinicians can deliver accurate, precise, reliable and cost-effective care. We focus on enabling hospitals to leverage their IT infrastructure to improve data capture and access, workflows and security at a financial savings, providing actionable alarms at the bedside monitor and the central station.

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

Security and Inspection Systems. We design, manufacture and market security and inspection systems globally to end users under the “Rapiscan Systems” and “AS&E” trade names. Our Security products are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Our Security products fall into the following categories: baggage and parcel inspection; cargo and vehicle inspection; hold (checked) baggage screening; people screening; radiation detection; and explosive and narcotics trace detection. We also offer turnkey security screening services, including the staffing and operation of security screening checkpoints under the “S2” trade name.

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

Many of our security and inspection systems include dual-energy X-ray technology with computer software enhanced imaging methods to facilitate the detection of materials such as explosives, weapons, narcotics, bulk currency or other contraband. While all X-ray systems produce a two-dimensional image of the contents of the inspected object, the dual-energy X-ray systems also measure the X-ray absorption of the inspected object’s contents at two different X-ray energies to estimate the atomic number of the object’s contents. The various organic and inorganic substances in the inspected object appear to operators of the inspection systems in various colors, and this visual information can be used to identify and differentiate the inspected materials. In addition, we offer dual-view X-ray screening systems, now available on many of our systems that allow operators to examine objects from two directions simultaneously, thereby reducing the need for re-scanning of objects and improving the operator’s ability to detect threats quickly and effectively. Our baggage and parcel inspection, cargo and vehicle inspection and hold (checked) baggage screening inspection systems range in size from compact mobile systems to large systems comprising entire buildings in which trucks, shipping containers or pallets are inspected. Many of our inspection systems are also designed to be upgradeable to respond to new customer requirements as they emerge or change.

Our cargo and vehicle inspection applications, in which vehicles, cars, trucks, shipping containers, pallets and other large objects can be inspected, are designed in various configurations, including gantry, portal and mobile systems. These products are primarily used to verify the contents of cars, trucks or cargo containers and to detect the presence of contraband, including narcotics, weapons, explosives, radioactive and nuclear materials and other smuggled items. They offer significant improvements over alternative methods of cargo screening, such as manual searches, as our cargo scanning systems are faster, more thorough and do not subject the cargo to pilferage. Entire shipping containers or trucks containing densely packed goods can be screened rapidly.

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

We believe that we offer one of the broadest technology platforms in the baggage and parcel and cargo and vehicle inspection systems industry. Our broad platform permits us to offer customers solutions, which optimize flexibility, performance and cost to meet the customer’s unique application requirements.

Our Security division also offers hold (checked) baggage screening systems that are utilized by airports, freight forwarders and other parties responsible for screening baggage and cargo before it is placed in the cargo hold of airplanes. Certain of our currently available systems utilize multiple X-ray beams to provide high-quality images able to discriminate materials and to enable algorithms that assist operators in the detection of explosives and narcotics. Other systems utilize a very large number of distributed X-ray emitters that rapidly capture hundreds of views of a bag and then utilize sophisticated software to reconstruct high resolution images. These systems are designed to meet the high-speed screening and analysis demands of regulators in the United States and European Union (“EU”). They can be operated in stand-alone mode, where a single operator views the images produced by a single system, or can be networked, allowing operators stationed at a remote computer terminal to monitor multiple systems.

Our Security division also offers trace detection systems that are designed to detect trace amounts of explosives as well as narcotics. We also offer people screening products, such as a line of “Metor®” brand walk-through metal detector (WTMD) products for use at security checkpoints at airports, amusement parks, banks, courthouses, government buildings, sports arenas and other venues. These systems are designed to be used in screening people, cargo, baggage and other items for illicit materials and weapons.

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

	AS&E® Gemini®	Combined dual energy transmission and backscatter	Checkpoint and air cargo screening at prisons, government buildings and other critical infrastructure protection applications
	Tray Return System, TRSTM	Tray handling system	Checkpoint inspection, used in conjunction with baggage and parcel inspection systems
Cargo and Vehicle Inspection	Rapiscan® Eagle® AS&E® OmniView® AS&E® Sentry®	High energy transmission X-ray High energy transmission and backscatter X-ray	Inspection of passenger vehicles, cargo, trucks, and rail cars at airports, border crossings, sea ports and high threat facilities
	AS&E® ZBV® AS&E® Z Portal® AS&E® CarView AS&E® MINI Z®	Flying spot backscatter X-ray and transmission X-ray
Hold (Checked) Baggage Screening	Rapiscan® RTT®	High-speed, stationary gantry computed tomography explosive detection system (EDS)	Hold baggage and parcel inspection with automatic explosive detection at airports and freight forwarding facilities
People Screening	Metor® series metal detectors	Electromagnetic induction	Checkpoint inspection at airports, border crossings, military checkpoints, stadiums, prisons and government facilities
Radiation Detection	Rapiscan® Radiation Monitors	Gamma and neutron detection of radioactive and nuclear material	Cargo, vehicle, rail car and people screening at airports, border crossings, military checkpoints, stadiums, prisons and government facilities
Trace Detection	Itemiser® DX Itemiser® 4DX Itemiser® 3e MobileTrace® Hardened MobileTrace® EntryScan® 4 Syntech ONETM	IMS based technology desktop, hand-held and walk-though portal explosives and narcotics detection Artificial intelligence software platform

Checkpoint, hold baggage and cargo inspection at airports, nuclear plants, border crossings, military checkpoints, stadiums, prisons and government facilities

Checkpoint and customs inspection at airports, prisons, border crossings, government buildings, and postal facilities, critical infrastructure protection at power and chemical plants, water resource sites as well as air cargo screening

Patient Monitoring and Diagnostic Cardiology. Our Healthcare division designs, manufactures and markets products globally to end users primarily under the “Spacelabs” trade name.

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

For electrocardiograph monitoring or multiparameter monitoring of ambulatory patients, we offer a digital telemetry system. The system operates in government-protected bands, which are not used for private land mobile radio, business radio services or broadcast analog or digital television. Spacelabs Intesys® Clinical Suite (ICS) provides a software suite allowing hospitals to leverage their infrastructure to capture data from the bedside, compact and telemetry monitors.

Our PathfinderSL® analysis tool provides multiple analysis modes and simple, actionable Holter reports to any PC, inside or outside the hospital. Our EvoTM Holter recorders provide low cost of ownership through, for example, the elimination of disposable batteries and other advances. Our Lifecard® CF Holter recorders are worn by patients for up to seven days in order to capture heart arrhythmias that may occur in a patient only a few times per week. This product is helpful in identifying the presence of atrial fibrillation.

We are also a supplier of ambulatory blood pressure (ABP) monitors which are routinely used by physicians around the world and by contract research organizations. Many physicians are using ambulatory blood pressure monitoring to detect “white coat” hypertension, a condition in which people experience elevated blood pressure in the doctor’s office but not in their daily lives. Ambulatory blood pressure monitoring helps improve diagnostic accuracy and minimize the associated costs of treatment. Spacelabs OnTrak™ ambulatory blood pressure system has been validated for both pediatric and adult patient types and includes the capability to measure activity correlation with non-invasive blood pressure readings.

Our Sentinel® 11 Cardiology Information Management System is designed to provide an electronic, enterprise-wide scalable system for diagnostic cardiology. Sentinel integrates data from Spacelabs-branded products and third-party devices into a central enterprise-wide database system that can be accessed by care providers and medical facility administrators, thereby providing enhanced workflow and efficiencies. The system’s web-based solution enables the secure transfer of data from multiple remote sites. Sentinel supports mobile and remote working, taking ECG management to the point of care for flexible use of devices and capture of data.

In addition, the capital-intensive products that our Healthcare division sells have supplies and accessories associated with them that can represent annuity revenue opportunities. Additionally, our Healthcare division manufactures multivendor-compatible accessories for use with third-party devices.

The following table sets forth a description of the more significant healthcare products that we currently offer:

PRODUCT LINE	PRODUCT NAME / PRODUCT FAMILY	MARKET SEGMENT
Patient Monitoring and Connectivity	Xprezzon® Qube® Qube® Mini DM4 Dual-mode Monitor Command Module Intesys® Clinical Suite (ICS) XprezzNetTM Flexport® Xhibit® Xhibit® XC4 Xhibit® Telemetry Receiver (XTR) AriaTele® Spacelabs® SafeNSoundTM	Hospital care areas, outpatient surgery centers and physician offices
Diagnostic Cardiology

Sentinel® Cardiology Data Management OnTrak
Ambulatory Blood Pressure Monitors
Pathfinder® SL Holter Analyzer
Lifecard® Holter Recorder
EVOTM Holter Recorder
CardioExpress® ECG machines
Sentinel-Integrated
Stress Test

Hospital cardiology care areas and physician offices
Supplies and Accessories	UltraCheck®, SoftCheck® and Curve Blood Pressure Cuffs Patient Cables and Accessories Fluid Delivery Unifusor® Infusion Bags	All hospital care areas, outpatient surgery centers and physician offices

Optoelectronic Devices and Manufacturing Services. Optoelectronic devices generally consist of both active and passive components. Active components sense light of varying wavelengths and convert the light detected into electrical signals, whereas passive components amplify, separate or reflect light. The active components we manufacture consist of silicon, gallium arsenide and indium gallium arsenide photodetectors and light sources. These products are manufactured in standard and customized configurations for specific applications and are offered either as components or as subsystems. Our optoelectronic products and services are provided primarily under the “OSI Optoelectronics,” “OSI LaserDiode,” “OSI Laserscan,” “Semicoa,” and “Advanced Photonix” trade names.

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

We also provide electronics design and manufacturing services both in North America, the United Kingdom and in the Asia Pacific region with enhanced, RoHS-compliant, printed circuit board and cable and harness assemblies and box-build manufacturing services utilizing state-of-the-art automated surface mount technology lines. We offer electronics manufacturing services to OEM customers and end users for medical, automotive, defense, aerospace, industrial and consumer applications that do not utilize optoelectronic devices. We also manufacture LCD displays for medical, industrial and consumer electronics applications, and flex circuits for OEM customers fromthe prototype stage to mass production. Our electronics manufacturing services are provided primarily under the “OSI Electronics,” “APlus Products,” “Altaflex,” and “PFC” trade names.

We develop, manufacture and sell laser-based remote sensing devices that are used to detect and classify vehicles in toll and traffic management systems under the “OSI Laserscan” and “Autosense” trade names. We offer solid-state laser products for aerospace, defense, telecommunication and medical applications under the “OSI LaserDiode” trade name.

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

Our customers include, among many others, the U.S. Customs and Border Protection, U.S. Department of Defense, U.S. Department of State, U.S. Department of Agriculture, U.S. Department of Commerce, U.S. Transportation Security Administration and Federal Bureau of Prisons in the United States, as well as Her Majesty’s Revenue and Customs and Manchester Airport Group in the United Kingdom, Aeroporto De Paris, Aeroporto De Roma, Chek Lap Kok Airport in Hong Kong, DHL, and United Parcel Service.

Our contracts with the U.S. Government are generally subject to renegotiation of profits and termination for convenience at the election of the Government. For the fiscal year ended June 30, 2020, our Security division direct sales to the U.S. Government were approximately $176 million. Additionally, certain of our contracts with foreign governments contain provisions allowing the government to terminate a contract for convenience. For further discussion, please refer to “Item 1A. Risk Factors.”

Patient Monitoring, Diagnostic Cardiology, and Connected Care Systems. Our patient monitoring, diagnostic cardiology, and connected care systems are manufactured and distributed globally for use in critical care, emergency and perioperative areas within hospitals as well as physicians’ offices, medical clinics and ambulatory surgery centers. We also provide wired and wireless networks, clinical information access solutions and ambulatory blood pressure monitors.

We sell products mainly through integrated delivery networks and group purchasing networks in the U.S., the NHS Supplies Organisation in the United Kingdom, UGAP in France, and to various government funded hospitals in the Middle East and several parts of Asia.

Optoelectronic Devices and Electronics Manufacturing Services. Our optoelectronic devices and the electronics we manufacture are used in a broad range of products by a variety of customers in the following market segments: defense, aerospace and avionics; analytical and medical imaging; healthcare; telecommunications; homeland security; toll and traffic management; and automotive diagnostic systems. Major customers in these segments include Raytheon, Honeywell, Northrop Grumman, Medtronic, Beckman Coulter, United Technologies, Assa Abloy, Trakka, Amphenol, and Apple, among others.

Marketing, Sales and Service

We market and sell our security and inspection products and turnkey security screening solutions globally through a direct sales and marketing staff located in North America, South America, Europe, Middle East, Australia, and Asia, in addition to an expansive global network of independent distributors. This sales staff is supported by a service organization located in the same regions, as well as a global network of independent, authorized service providers.

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

We market and sell our optoelectronic devices and value-added manufacturing services, through both our direct sales and marketing staff located in North America, Europe and Asia, and indirectly through a global network of independent sales representatives and distributors. Our sales staff is supported by an applications engineering group whose members are available to provide technical support, which includes designing applications, providing custom tooling and process integration and developing products that meet customer defined specifications.

We consider our maintenance service operations to be an important element of our business. After the expiration of our standard product warranty periods, we are often engaged by customers, either directly or through our network of authorized service providers, to provide maintenance services for our security and inspection products. In addition, we believe that our expertise in installing, maintaining and operating our security inspection products is an important factor for customers that are considering engaging us to provide turnkey security screening solutions. We provide a variety of service and support options for our healthcare customers, including hospital on-site repair and maintenance service and telephone support, parts exchange programs for customers with the internal expertise to perform a portion of their own service needs and a depot repair center at our division headquarters. We believe that our international maintenance service capabilities allow us to be competitive in selling our security and inspection systems as well as our patient monitoring, diagnostic cardiology, and connected care systems. Furthermore, we believe that as the installed base of both our security and inspection systems and healthcare products increases, revenues generated from such annual maintenance service contracts and from the sale of replacement parts will increase.

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

Our healthcare products are primarily designed at our facilities in the United States and in the United Kingdom with sustaining engineering efforts in India. These products include enterprise and embedded software, networking, connectivity, mechanical, electronic and software subsystems, most of which are designed by us. We are also currently involved, both in the United States and internationally, in research projects aimed at improving our medical systems and at expanding our current product lines.

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

In addition to close collaboration with our customers in the design and development of our current products, we maintain an active program for the development and introduction of new products, enhancements and improvements to our existing products, including the implementation of new applications of our technology. We seek to further enhance our research and development program and consider such program to be an important element of our business and operations. As of June 30, 2020, we engaged approximately 488 full-time engineers, technicians and support staff. We intend to continue to invest in our research and development efforts in the future.

Manufacturing and Materials

We currently manufacture our security and inspection systems domestically in California, Colorado, Kentucky, Massachusetts, and Tennessee, and internationally in Malaysia and the United Kingdom. We currently manufacture our patient monitoring and diagnostic cardiology systems in Washington state. Our connected care system is developed in Oklahoma, Washington state, and Edinburgh, United Kingdom. We outsource manufacturing of certain of our supplies and accessories. We currently manufacture our optoelectronic devices and provide electronics manufacturing services domestically in California and New Jersey, and internationally in Canada, Mexico, India, Indonesia, Malaysia, the United Kingdom and Singapore. Most of our high volume, labor intensive manufacturing and assembly activities are performed at our facilities in India, Mexico, Indonesia and Malaysia. Our ability to manufacture products and provide follow-on service from offices located in these regions allows us to remain in close proximity to our customers, which is an important component of our global strategy.

Our global manufacturing organization has expertise in optoelectronic, microelectronic and integrated electronics for industrial and automation, medical, aerospace and defense industry applications. Our manufacturing includes silicon wafer processing and fabrication, optoelectronic device assembly and screening, thin and thick film microelectronic hybrid assemblies, surface mounted and thru-hole printed circuit board electronic assemblies, cable and harness assemblies, box-build manufacturing, and flex circuitry on a complete turnkey basis. To support our manufacturing operations, we outsource certain requirements, including sheet metal fabrication and plastic molding of components.

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

The principal raw materials and subcomponents used in producing our healthcare products consist of printed circuit boards, housings, mechanical assemblies, pneumatic devices, touch screens, medical grade displays, cables, filters, textiles, fabric, gauges, fittings, tubing and packaging materials. We purchase finished medical devices, computers, peripheral accessories, and remote displays from unaffiliated third party providers.

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

For cost, quality control, technological, and efficiency reasons, we purchase certain materials, parts, and components only from single vendors with whom we have ongoing relationships. We do, however, qualify alternative sources for many of our materials, parts, and components. We purchase most materials, parts, and components pursuant to purchase orders placed from time to time in the ordinary course of business. Although to date none of our divisions has experienced any significant shortages or material delays in obtaining any of its materials, parts, or components, it is possible that we may face longer lead times, shortages, or price increases in one or more items in the future.

Trademarks and Tradenames and Patents

Trademarks and Tradenames. We have used, registered and applied to register certain trademarks and service marks to distinguish our products, technologies and services from those of our competitors in the United States and in foreign countries. We enforce our trademark, service mark and trade name rights in the United States and abroad.

Patents. We possess rights to a number of U.S. and foreign patents relating to various aspects of our security and inspection products, healthcare products and optoelectronic devices and subsystems. Our current patents will expire at various times between 2020 and 2038. However, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity or enforceability, or may be found to not be infringed by any third parties. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

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

Regulation of Medical Devices

The patient monitoring, diagnostic cardiology, and connected care systems we manufacture and market are subject to regulation by numerous government agencies, principally the U.S. Food and Drug Administration (FDA), and by other federal, state, local and foreign authorities. These systems are also subject to various U.S. and foreign electrical safety standards. Our medical device product candidates must undergo an extensive government regulatory clearance or approval process prior to sale in the United States and other countries, and the lengthy process of clinical development and submissions for approvals, as well as the continuing need for compliance with applicable laws and regulations, require the expenditure of substantial resources.

United States FDA. In the United States, the FDA has broad regulatory powers with respect to pre-clinical and clinical testing of new medical devices and the designing, manufacturing, labeling, storage, record keeping, marketing, advertising, promotion, distribution, post-approval monitoring and reporting and import and export of medical devices. Unless an exemption applies, federal law and FDA regulations require that all new or significantly modified medical devices introduced into the market be preceded either by a pre-market notification clearance order under section 510(k) of the Federal Food, Drug and Cosmetic Act (FDCA), or an approved pre-market approval (PMA) application. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness. Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of regulations, referred to as General Controls, which require compliance with the applicable portions of the FDA’s Quality System Regulation (QSR) facility registration and product listing, reporting of adverse events and malfunctions and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.

Class II devices are those that are subject to the General Controls, as well as Special Controls as deemed necessary by the FDA, which can include performance standards, guidelines and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the product for which clearance has been sought is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA had not yet called for the submission of pre-market approval applications. To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.

After a 510(k) notice is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) notification. If it is accepted for filing, the FDA begins a substantive review. By statute, the FDA is required to complete its review of, and clear or deny, a 510(k) notification within 90 days of receiving the 510(k) notification. As a practical matter, clearance often takes longer, and clearance is never assured. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. If the FDA requires us to seek 510(k) clearance or approval of a PMA application for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. In addition, in these circumstances, we may be subject to significant regulatory fines or penalties for failure to submit the requisite PMA application(s). In addition, the FDA is currently evaluating the 510(k) process and may make substantial changes to industry requirements.

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

FDA clearance or approval, when granted, may entail limitations on the indicated uses for which a product may be marketed, and such product approvals, once granted, may be withdrawn if problems occur after initial marketing. Manufacturers of FDA-regulated products are subject to pervasive and continuing post-approval governmental regulation, including, but not limited to, the registration and listing regulation, which requires manufacturers to register all manufacturing facilities and list all medical devices placed into commercial distribution; the QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, validation, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during the manufacturing process; labeling regulations and unique device identification requirements; advertising and promotion requirements; restrictions on sale, distribution or use of a device; PMA annual reporting requirements; the FDA’s general prohibition against promoting products for unapproved or “off-label” uses; the Medical Device Reporting (MDR) regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur; medical device correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death; an order of repair, replacement or refund; device tracking requirements; and post-approval study and post-market surveillance requirements. The FDA has also established a Unique Device Identification (“UDI”) system that was phased in over a period of years. The UDI system requires manufacturers to mark certain medical devices distributed in the United States with unique device identifiers.

The FDA recently finalized its guidance for managing post-market cybersecurity for connected medical devices. This guidance places additional expectations on our Healthcare division to build in cybersecurity controls when it designs and develops its devices to assure safe performance in the face of cyber threats. It is also incumbent on us to monitor third party software for new vulnerabilities and verify and validate any software updates or patches meant to address vulnerabilities.

Our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. Failure to comply with the applicable United States medical device regulatory requirements could result in, among other things, warning letters, untitled letters, fines, injunctions, consent decrees, civil penalties, unanticipated expenditures, repairs, replacements, refunds, recalls or seizures of products, operating restrictions, total or partial suspension of production, the FDA’s refusal to issue certificates to foreign governments needed to export products for sale in other countries, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product clearances or approvals and criminal prosecution.

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

Significant healthcare reforms have had an impact on medical device manufacturer and hospital revenues. The Patient Protection and Affordable Care Act as amended by the Health Care and Education and Reconciliation Act of 2010, collectively referred to as the Affordable Care Act, is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. Many states have also adopted or are considering changes in healthcare policies, in part due to state budgetary pressures. Ongoing uncertainty regarding implementation of certain aspects of the Affordable Care Act makes it difficult to predict the impact the Affordable Care Act or state law proposals may have on our business. The Trump administration and Congress have taken steps to modify many of the Affordable Care Act’s provisions. Effective for the 2019 calendar year, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) repealed an Affordable Care Act tax imposed on individuals who do not maintain insurance coverage throughout the year. The Trump administration has also taken steps to approve state requests to modify Medicaid eligibility standards, including by imposition of work and community engagement requirements. In addition, the Trump administration has revised federal regulations to create more opportunities for individuals to purchase insurance outside of the individual and small group insurance markets through short-term, limited duration health insurance policies and association health plans. This has created uncertainty in the market, which could result in reduced demand for our products, additional pricing pressure, and increased demand for new and more flexible payment structures.

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

We are subject to similar laws in foreign countries where we conduct business. For example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states. The member states of the EU closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal, and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

Other Foreign Healthcare Regulations

We are also subject to regulation in the foreign countries in which we manufacture and market our products. For example, the commercialization of certain products, including medical devices, in the EU is regulated under a system that presently requires all such products sold in the EU to bear the CE mark—an international symbol of adherence to quality assurance standards. Our manufacturing facilities in Hawthorne, California; Snoqualmie, Washington; Johor Bahru, Malaysia; Batam, Indonesia; and Hyderabad, India are all certified to the International Organization for Standardization’s ISO 13485 standard for quality management. Our Hawthorne, California and Snoqualmie, Washington facilities are also certified to the requirements of Annex II, section 3 of the Directive 93/42/EEC on Medical Devices, which allows them to self-certify that manufactured products can bear the CE mark. Further, the implementation of the Restriction of Hazardous Substance Directive (“ROHS”) requires that certain products, including medical devices, shipped into the EU eliminate targeted ROHS substances.

The International Medical Device Regulators Forum has implemented a global approach to auditing manufacturers of medical devices. This audit system, called the Medical Device Single Audit Program (“MDSAP”), provides for an annual audit of a medical device manufacturer by a certified body on behalf of various regulatory authorities. Current authorities participating in MDSAP include the Therapeutic Goods Administration of Australia, Brazil’s Agencia Nacional de Vigilancia Sanitaria, Health Canada, Japan’s Ministry of Health, Labour and Welfare, and the Japanese Pharmaceuticals and Medical Devices Agency and the FDA. It is expected that more regulatory authorities will participate in MDSAP in the future.

We and other medical device manufacturers will soon be confronted with major changes in the EU’s decades-old regulatory framework which governs market access to the EU. The Medical Devices Regulation (“MDR”) will replace the EU’s current Medical Device Directive (93/42/EEC) and the EU’s Directive on active implantable medical devices (90/385/EEC).

Manufacturers of currently approved medical devices will have a transition time to meet the requirements of the MDR. The MDR differs in several important ways from the EU’s current directives for medical devices and active implantable medical devices. The most significant changes in the regulation include:

●	The definition of medical devices covered under the MDR will be significantly expanded to include devices that may not have a medical intended purpose, such as colored contact lenses. Also included in the scope of the regulation are devices designed for the purpose of “prediction and prognosis” of a disease or other health condition.
●	Device manufacturers will be required to identify at least one person within their organization who is ultimately responsible for all aspects of compliance with the requirements of the new MDR. The organization must document the specific qualifications of this individual relative to the required tasks.
●	The MDR requires rigorous post-market oversight of medical devices.
●	The MDR will allow the EU Commission or expert panels to publish “Common Specifications”, such as requirements for technical documentation, risk management, or clinical evaluation, which devices shall be required to meet.
●	Devices will be reclassified according to risk, contact, duration, and invasiveness.
●	Systematic clinical evaluation will be required for Class IIa and Class IIb medical devices.
●	All currently approved devices must be recertified in accordance with the new MDR requirements.

We have a dedicated team updating and revising key systems and processes to meet the new MDR requirements and timeline.

General Data Protection Regulation

The implementation on May 25, 2018 of the General Data Protection Regulation (“GDPR”), a regulation in the EU on data protection and privacy for all individuals in the EU and the European Economic Area (“EEA”), applies to all enterprises, regardless of location, that are doing business in the EU or that collect and analyze data tied to EU and EEA residents. GDPR creates a range of new compliance obligations, including stringent technical and security controls surrounding the storage, use, and disclosure of personal information, and significantly increases financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements).

In July 2020, the European Commission invalidated the EU.-U.S. Privacy Shield framework, of which we were registrants. This has resulted in some uncertainty related to continuing obligations and future data transfer compliance obligations.

California Consumer Privacy Act

The California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020 along with a number of complex privacy regulations affecting the processing of personal information of California residents. If we fail to comply with the CCPA, we may be subject to significant financial penalties or adverse regulatory actions. In addition to the CCPA, the California legislature is exploring additional regulations to expand the scope and depth of the state’s data protection controls.

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

We have been investigating contamination of the soil and groundwater beneath our Hawthorne, California facility that we believe resulted from unspecified on- and off-site releases occurring prior to our occupancy. The groundwater contamination is a known regional issue, not limited to our premises or our immediate surroundings. We continue to take voluntary actions, in cooperation with the local governing agency, to fully investigate the site in order to develop appropriate remedial actions.

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

In the security and inspection market, competition is based primarily on factors such as product performance, functionality and quality, government regulatory approvals and qualifications, the overall cost effectiveness of the system, prior customer relationships, technological capabilities of the products, price, local market presence, program execution capability, and breadth of sales and service organization. We believe that our principal competitors in the market for security and inspection products are Smiths Detection, Leidos, CEIA, Nuctech, Gilardoni, VOTI Detection, Garrett Technologies, and Astrophysics. Competition could result in price reductions, reduced margins and loss of market share. Although our competitors offer products in competition with one or more of our products, we can supply a variety of system types and offer among the widest array of solutions available from a single supplier. This variety of technologies also permits us to offer unique hybrid systems to our customers that utilize two or more of these technologies, thereby optimizing flexibility, performance and cost to meet the customer’s unique application requirements.

In the patient monitoring, diagnostic cardiology, and connected care markets, competition is also based on a variety of factors including product performance, functionality, value and breadth of sales and service organization. We believe that our principal competitors in the market for patient monitoring and diagnostic cardiology systems and related supplies are Philips Healthcare, GE Healthcare, Nihon Kohden, Mindray Medical, Hill-Rom, and Dräger Medical. Competition could result in price reductions, reduced margins and loss of our market share. We believe that our patient monitoring products are easier to use than the products of many of our competitors because we offer a consistent user interface throughout many of our product lines. We also believe that the capability of our monitoring systems to connect together, and to the hospital IT infrastructure, is a key competitive advantage. Further, while some of our competitors are also beginning to introduce portal technology, which allows remote access to data from the bedside monitor, central station or other point of care, we believe that our competing technologies bring valuable, instant access to labs, radiology and charting at the point of care.

In the markets in which we compete to provide optoelectronic devices and electronics manufacturing services, competition is based primarily on factors such as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, technical support and the ability to provide fully integrated services from application development and design through production. We believe that our major competitors in the optoelectronic device markets are Hamamatsu Photonics, First Sensor and Excelitas Technologies. Because we specialize in custom subsystems requiring a high degree of engineering expertise, we believe that we generally do not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components. Competition in the extensive electronic manufacturing services market ranges from multinational corporations with sales in excess of several billions of dollars, to large regional competitors and to small local assembly companies. In our experience, the OEM customers to whom we provide such services prefer to engage companies that offer both local and lower-cost off-shore facilities. We believe that our primary domestic competitors for these services are Flextronics, Benchmark Electronics, Plexus, Jabil, Qual Pro, ESC and Express Manufacturing Inc. In addition, our high-volume, low-cost contract manufacturing locations in Southeast Asia compete with other manufacturers in the same region.

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

As of June 30, 2020, our consolidated backlog totaled approximately $861 million, compared to approximately $911 million as of June 30, 2019. Approximately $274 million of our backlog as of June 30, 2020 is not reasonably expected to be fulfilled in fiscal year 2021. Sales orders underlying our backlog are firm orders; although, from time to time we may agree to permit a customer to cancel an order or an order may be cancelled for other reasons. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and should not be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

As of June 30, 2020, we employed 6,758 people, of whom 3,150 were employed in manufacturing, 488 were employed in engineering or research and development, 640 were employed in administration, 378 were employed in sales and marketing and 2,102 were employed in service capacities. Of the total employees, 3,194 were employed in the Americas, 2,723 were employed in Asia and 841 were employed in Europe. Some of our employees in Europe have statutory collective bargaining rights. We have never experienced a general work stoppage or strike, and management believes that our relations with our employees are good.

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

Given the nature of the markets in which we participate, it is difficult to reliably predict future revenues and profitability. Changes in competitive, market and economic conditions may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results. Factors that may affect our operating results and/or the market price of our Common Stock include, but are not limited to:

●	demand for and market acceptance of our products;

●	competitive pressures resulting in lower selling prices;
●	adverse changes in the level of economic activity in regions in which we do business;
●	adverse impacts from the COVID-19 pandemic;
●	low or fluctuating levels of political stability in regions in which we do business;
●	adverse changes in industries on which we are particularly dependent;
●	changes in the portions of our revenue represented by various products and customers;
●	delays or problems in the introduction of new products;
●	announcements or introductions of new products, services or technological innovations by our competitors;
●	variations in our product mix;
●	timing and amount of our expenditures in anticipation of future sales;
●	availability of equity and credit markets to provide our customers with funding to make equipment purchases;
●	public guidance that we provide regarding future financial results based on facts, judgments and assumptions made at the time of the publication of the guidance, all of which may change after the publication of the guidance;
●	adverse outcomes related to our government investigations and litigation matters;
●	exchange rate fluctuations;
●	tariffs, sanctions, and other trade restrictions;
●	increased costs of raw materials or supplies;
●	changes in the volume or timing of product orders;
●	timing of completion of acceptance testing of some of our products;
●	changes in regulatory requirements;
●	natural disasters;
●	changes in general economic factors; and
●	non-renewal of significant contracts.

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

Demand for our products due to terrorist attacks worldwide might not be sustained in the future.

Terrorist attacks worldwide create increased interest in our security and inspection systems and service offerings. However, we are not certain whether the level of demand will continue to be as high as it has been in the past. We do not know what solutions will continue to be adopted by the U.S. Department of Homeland Security, the U.S. Department of Defense, and similar agencies in other countries and whether our products will be a part of those solutions. Additionally, should our products and services be considered as a part of future security solutions, it is unclear what the demand for our products and services may be and how quickly funding to purchase our products and services may be made available. These factors may adversely impact us and create unpredictability in revenues and operating results.

The COVID-19 outbreak has significantly impacted worldwide economic conditions and could adversely impact our business, financial condition and results of operations.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help combat the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.

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

In response to the COVID-19 pandemic, governments across the world have and are expected to spend unprecedented amounts to fund disease control measures, support healthcare infrastructure, and revive their economies.  Governments could re-direct resources away from military, homeland security, counter-terrorism, drug interdiction, customs or other agencies or departments that typically allocate part of their budgets to the procurement of security inspection systems and services as they look to rein in spending and re-balance budget priorities in response to the COVID-19 pandemic.  If this type of re-direction occurs, it could reduce overall government spending on security screening products and services.

The COVID-19 pandemic has significantly reduced airline passenger traffic, which reduces demand for certain of our security screening products and services. To slow and limit the transmission of COVID-19, governments across the world have imposed significant air travel restrictions and businesses and individuals have canceled air travel plans.  These restrictions and cancelations have reduced demand for security screening products and related services at airport checkpoints globally as the number of airline passengers requiring screening has fallen.  The pandemic has also hampered our ability to meet with our customers and prospective customers. We often provide proposals and quotations to customers and prospective customers only after conducting both technical surveys of the site where our security inspection equipment will be installed and in person meetings with technical and operations staff of customers and prospective customers.

Many of our products and services are considered to be essential under federal, state and local guidelines. Accordingly, we currently continue to operate across our global footprint; however, given recent government regulations, many of our global facilities are not able to operate at optimal capacity. Notwithstanding our continued operations, COVID-19 has had and may continue to have further negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking.

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

We have recently begun to provide event security services at sporting events and other public venues, and there are inherent risks associated with this. The provision of these services includes hiring temporary employees to assist with crowd management, among other things. As a result, personal injuries and accidents may occur from time to time, which could subject us to claims and liabilities for personal injuries.

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

Our patient monitoring, diagnostic cardiology, and connected care systems could give rise to product liability claims and product recall events that could materially and adversely affect our financial condition and results of operations.

The development, manufacturing and sale of medical devices expose us to significant risk of product liability claims, product recalls and, sometimes, product failure claims. We face an inherent business risk of financial exposure to product liability claims if the use of our medical devices results in personal injury or death. Substantial product liability litigation currently exists within the medical device industry. Some of our patient monitoring, diagnostic cardiology, and connected care products may become subject to product liability claims and/or product recalls. Future product liability claims and/or product recall costs may exceed the limits of our insurance coverages or such insurance may not continue to be available to us on commercially reasonable terms, or at all. In addition, a significant product liability claim or product recall could significantly damage our reputation for producing safe, reliable and effective products, making it more difficult for us to market and sell our products in the future. Consequently, a product liability claim, product recall or other claim could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

In particular, U.S. Government contracts typically contain provisions and are subject to laws and regulations that give the Government agencies rights and remedies not typically found in commercial contracts, including providing the Government agency with the ability to unilaterally:

●	terminate our existing contracts;

●	reduce the value of our existing contracts;
●	modify some of the terms and conditions in our existing contracts;
●	suspend or permanently prohibit us from doing business with the government or with any specific government agency;
●	control and potentially prohibit the export of our products;
●	cancel or delay existing multiyear contracts and related orders if the necessary funds for contract performance for any subsequent year are not appropriated;
●	decline to exercise an option to extend an existing multiyear contract; and
●	claim rights in technologies and systems invented, developed or produced by us.

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

The loss of certain of our customers or distributors, including government agencies that can modify or terminate agreements more easily than other commercial customers with which we contract, the failure to continue to diversify our customer base or the non-renewal of certain material contracts could have a negative effect on our reputation and could have a material adverse effect on our business, financial condition and results of operations.

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

The loss or termination of a contract by such an institution, even if for reasons unrelated to the quality of our products or services, could therefore have a more wide-spread and potentially material adverse effect on our business, financial condition and results of operations.  Our Security division depends on certain distributors for a substantial portion of our revenues. The loss of all or a substantial portion of our sales to any of our major distributors could therefore have a  material adverse impact on our business, financial position, and results of operations.

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

U.S. and foreign budget control provisions could reduce government spending, which could adversely impact our revenues, earnings, cash flows and financial condition.

In August 2011, Congress enacted the Budget Control Act of 2011 (BCA), committing the U.S. Government to significantly reduce the federal deficit over ten years. The BCA contains provisions commonly referred to as “sequestration”, which call for substantial, unspecified automatic spending cuts split between defense and non-defense programs. The BCA, as amended, also included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will stay in effect through 2030, unless additional Congressional action is taken. Section 4408 of the CARES Act suspended the Medicare sequestration from May 1, 2020 through December 31, 2020. Likewise, various European governments have implemented or intend to implement austerity measures intended to reduce government spending. Such measures may reduce demand for our products directly by affected governmental agencies and by our customers who derive revenues from these governmental agencies or governmental healthcare programs. We are continuing to be challenged by the impact of governmental spending reductions on us and our customers, and we cannot currently predict to what extent our business and results of operations may be adversely harmed.

If we are unable to continue or fail to perform on our existing agreements to provide security screening solutions to customers after expending substantial resources, such failure could have a material adverse effect on our business, financial condition and results of operations.

Certain of our projects, such as our turnkey screening solutions projects, require the expenditure of substantial management and financial resources in anticipation of future revenue generation. Turnkey screening solutions projects, in contrast to the sale and installation of security inspection equipment, also require that we hire and manage large numbers of local personnel in jurisdictions where we may not have previously operated. They also require that we establish, adhere to, adapt and monitor operating procedures over periods that last much longer than our other projects. If we are unable to efficiently manage the adaptation and growth of our operations relating to these projects or retain these projects, our operations could be materially and adversely affected.

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

We sell many of our products in industries characterized by rapid technological changes, frequent new product and service introductions and evolving industry standards and customer needs. Without the timely introduction of new products and enhancements, our products could become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new product offerings will depend upon several factors, including our ability to:

●	accurately anticipate customer needs;
●	innovate and develop new technologies and applications;

●	successfully commercialize new technologies in a timely manner;
●	price our products competitively and manufacture and deliver our products in sufficient volumes and on time; and
●	differentiate our offerings from our competitors’ offerings.

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

One of our strategies is to supplement our internal growth by acquiring and investing in businesses and technologies that complement or augment our existing product lines. This growth has placed, and may continue to place, significant demands on our management, working capital and financial resources. We may be unable to identify or complete promising acquisitions for many reasons, including:

●	competition among buyers;
●	the need for regulatory approvals, including antitrust approvals; and
●	the high valuations of businesses.

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

We intend to continue to make investments in companies, products and technologies, either through acquisitions, investments or alliances. Acquisition and alliance activities often involve risks, including:

●	difficulty in assimilating the acquired operations and employees and realizing synergies expected to result from the acquisition;
●	potential liabilities of, or claims against, an acquired company, some of which might not be known until after the acquisition;
●	difficulty in managing product co-development activities with our alliance partners;
●	difficulty in effectively coordinating sales and marketing efforts;
●	difficulty in combining product offerings and product lines quickly and effectively;

●	difficulty in retaining the key employees of the acquired operation;
●	disruption of our ongoing business, including diversion of management time;
●	inability to successfully integrate the acquired technologies and operations into our businesses and maintain uniform standards, controls, policies and procedures;
●	unanticipated changes in market or industry practices that adversely impact our strategic and financial expectations regarding an acquired company or acquired assets and require us to write off or dispose of such acquired company or assets;
●	lacking the experience necessary to enter into new product or technology markets successfully; and
●	difficulty in integrating financial reporting systems and implementing controls, procedures and policies, including disclosure controls and procedures and internal control over financial reporting, appropriate for public companies of our size at companies that, prior the acquisition, had lacked such controls, procedures and policies.

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

In fiscal 2018, 2019 and 2020 revenues from shipments made to customers outside of the United States accounted for approximately 58%, 58% and 57% of our revenues, respectively. Since we sell certain of our products and services worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, and therefore employees, suppliers, real property, capital equipment, cash and other assets are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including without limitation:

●	changes in foreign currency exchange rates;
●	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets;
●	political and economic instability, including the possibility of civil unrest, terrorism, mass violence or armed conflict;
●	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

●	imposition of domestic and international taxes, export controls, tariffs, embargoes, sanctions, trade disputes, and other trade restrictions;
●	difficulty in staffing and managing widespread operations;
●	difficulty in managing distributors and sales agents and their compliance with applicable laws;
●	changes in a foreign government’s budget, leadership and national priorities;
●	increased legal risks arising from differing legal systems; and
●	compliance with export control and anti-corruption legislation, including but not limited to, the Foreign Corrupt Practices Act and UK Bribery Act and International Traffic in Arms Regulations.

Further, on June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit”. The UK’s withdrawal from the EU could result in a global economic downturn, which could depress the demand for our products and services. The UK also could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members, depressing trade between the UK and other countries, which would negatively impact our international operations. Additionally, we may face new regulations regarding trade, security and employees, among others in the UK. Compliance with such regulations could be costly, negatively impacting our business, results of operations and financial condition. Other adverse consequences concerning Brexit could include instability in global financial markets, political uncertainty, volatility in exchange rates, or adverse changes in cross-border agreements currently in place, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our international operations and sales subject us to an international regulatory environment which is becoming increasingly complex and is constantly changing due to factors beyond our control. Risks associated with our international operations and sales include, without limitation, those arising from the following factors:

●	differing legal and court systems and changes to such systems;
●	differing labor laws and changes in those laws;
●	differing tax laws and changes in those laws;
●	differing environmental laws and changes in those laws;
●	differing laws governing our distributors and sales agents and changes in those laws;
●	differing protection of intellectual property and changes in that protection; and
●	differing import and export requirements and changes to those requirements.

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

We must comply with extensive federal and state requirements regarding the use, retention, security, and re-disclosure of patient healthcare information. HIPAA and the regulations that have been issued under it contain substantial restrictions and complex requirements with respect to the use and disclosure of certain individually identifiable health information, referred to as “protected health information”. The HIPAA Privacy Rule prohibits a covered entity or a business associate (essentially, a third party engaged to assist a covered entity with enumerated operational or compliance functions) from using or disclosing protected health information unless the use or disclosure is validly authorized by the individual or is specifically required or permitted under the HIPAA Privacy Rule and only if certain complex requirements are met. The HIPAA Security Rule establishes administrative, organizational, physical, and technical safeguards to protect the privacy, integrity, and availability of electronic protected health information maintained or transmitted by covered entities and business associates. The HIPAA Breach Notification Rule requires that covered entities and business associates, under certain circumstances, notify patients when there has been an improper use or disclosure of protected health information. Any failure or perceived failure of our Company or our products to meet HIPAA standards and related regulatory requirements could expose us to certain notification, penalty, and enforcement risks, damage our reputation, and adversely affect demand for our products and force us to expend significant capital and other resources to address the privacy and security requirements of HIPAA.

In addition to our obligations under HIPAA, there are other federal laws that include specific privacy and security obligations, above and beyond HIPAA, for certain types of health information and impose additional sanctions and penalties. These rules are not preempted by HIPAA. All 50 states, the District of Columbia, Guam, Puerto Rico, and the Virgin Islands have enacted legislation requiring notice to individuals of security breaches involving protected health information, which is not uniformly defined among the breach notification laws. Organizations must review each state’s definitions, mandates, and notification requirements and timelines to appropriately prepare and notify affected individuals and government agencies, including the attorney general, in compliance with such state laws. Further, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area. These state laws may be more stringent than HIPAA requirements. California passed the California Consumer Privacy Act, which imposes significant changes in data privacy regulation, and New York has passed the Stop Hacks and Improve Electronic Data Security Act, which expands the state’s existing privacy laws. Recent legal developments in the EU have created compliance uncertainty regarding certain transfers of personal data from the EU to the United States. For example, GDPR, a regulation implemented on May 25, 2018 in the EU on data protection and privacy for all individuals in the EU and the EEA, applies to all enterprises, regardless of location, that are doing business in the EU or that collect and analyze data tied to EU and EEA residents. GDPR creates a range of new compliance obligations, including stringent technical and security controls surrounding the storage, use, and disclosure of personal information, and significantly increases financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements).

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

Our ongoing success is dependent upon the continued availability of certain key employees and the ability to attract new employees.

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

There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system, and some could significantly affect the ways in which doctors, hospitals, healthcare systems and health insurance companies are compensated for the services they provide, which could have a material impact on our business. It is not clear at this time what changes may impact the ability of hospitals and hospital networks to purchase the patient monitoring, diagnostic cardiology, and connected care systems that we sell or if it will alter market-based incentives that hospitals and hospital networks currently face to continually improve, upgrade and expand their use of such equipment.

Efforts by governmental and third-party payers to reduce healthcare costs or the implementation of new legislative reforms imposing additional government controls could cause a reduction in sales or in the selling price of our products, which could adversely affect our business.

For example, the Affordable Care Act is a sweeping measure designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. The Trump administration and Congress have taken steps to modify many of the Affordable Care Act’s provisions. Effective for the 2019 calendar year, the Tax Act repealed an Affordable Care Act tax imposed on individuals who do not maintain insurance coverage throughout the year. The Trump administration has also taken steps to approve state requests to modify Medicaid eligibility standards, including by imposition of work and community engagement requirements. In addition, the Trump administration has revised federal regulations to create more opportunities for individuals to purchase insurance outside of the individual and small group insurance markets through short-term, limited duration health insurance policies and association health plans. These developments have created uncertainty in the market, which could result in reduced demand for our products, additional pricing pressure, and increased demand for new and more flexible payment structures.

Substantial government regulation in the United States and abroad may restrict our ability to sell our patient monitoring, diagnostic cardiology, and connected care systems, and failure to comply with such laws and regulations may have a material adverse impact on our business.

The FDA and comparable regulatory authorities in foreign countries extensively and rigorously regulate our patient monitoring, diagnostic cardiology, and connected care systems, including the research and development, design, testing, clinical trials, manufacturing, clearance or approval, safety and efficacy, labeling, advertising, promotion, pricing, recordkeeping, reporting, import and export, post-approval studies and sale and distribution of these products. In the United States, before we can market a new medical device, or a new use of, new claim for, or significant modification to, an existing product, we must first receive clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.

Some modifications made to products cleared through a 510(k) may require a new 510(k). The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

●	we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended uses;
●	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;
●	the manufacturing process or facilities we use may not meet applicable requirements; and
●	the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval.

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

Our patient monitoring, diagnostic cardiology, and connected care systems must also comply with the laws and regulations of foreign countries in which we develop, manufacture and market such products. In general, the extent and complexity of medical device regulation is increasing worldwide. This trend is likely to continue and the cost and time required to obtain marketing clearance in any given country may increase as a result. Our products may not obtain any necessary foreign clearances on a timely basis, or at all.

Once any of our patient monitoring, diagnostic cardiology, or connected care systems is cleared for sale, regulatory authorities may still limit the use of such product, prevent its sale or manufacture or require a recall or withdrawal of such product from the marketplace. Following initial clearance from regulatory authorities, we continue to be subject to extensive regulatory requirements. Government authorities can withdraw marketing clearance or impose sanctions due to our failure to comply with regulatory standards or due to the occurrence of unforeseen problems following initial clearance. Ongoing regulatory requirements are wide-ranging and govern, among other things:

●	annual inspections to retain a CE mark for sale of products in the EU;
●	product manufacturing;
●	patient health data protection and medical device security;
●	supplier substitution;
●	product changes;
●	process modifications;
●	medical device reporting; and
●	product sales and distribution.

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

Although we believe that existing data continue to support the efficacy and safety of our patient monitoring, cardiology, and connected care products, in the future, longer term study outcomes could demonstrate conflicting clinical effectiveness, a reduction of effectiveness, no clinical effectiveness or longer term safety issues. This type of differing data could have a detrimental effect on the market penetration and usage of our medical device products. As a result, our sales may decline or expected growth would be negatively impacted. This could negatively impact our operating condition and financial results.

More generally, all medical devices can experience performance problems that require review and possible corrective action by us or a component supplier. We cannot provide assurance that component failures, manufacturing errors, noncompliance with quality system requirements or good manufacturing practices, design defects and/or labeling inadequacies in any device that could result in an unsafe condition or injury to the patient will not occur. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. Manufacturers may also, under their own initiative, stop shipment or recall a product if any material deficiency is found or withdraw a product to improve device performance or for other reasons. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, noncompliance with good manufacturing practices or quality system requirements, design or labeling defects or other deficiencies and issues. Similar regulatory agencies in other countries have similar authority to recall products because of material deficiencies or defects in design or manufacture that could endanger health. A recall involving our products could be particularly harmful to our business, financial and operating results.The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Notice to the FDA of a correction or removal is required when undertaken to reduce a risk to health, including when there is a reasonable probability that the product will cause serious adverse health consequences or death, or when use of the device may cause temporary or medically reversible adverse health consequences or an outcome where the probability of serious adverse health consequences is remote. In addition, companies are required to maintain certain records of corrections and removal, even if they are not reportable to the FDA or similar foreign governmental authorities. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or foreign governmental authorities. If the FDA or foreign governmental authorities disagree with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA or a foreign governmental authority could take enforcement action for failing to report the recalls when they were conducted.

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

We may be subject to fines, penalties, injunctions, or other enforcement actions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, resulting in damage to our reputation and business.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside of its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, consent decrees, injunctions, or seizures, which could have an adverse impact on our reputation and financial results. We could also be subject to enforcement action under other federal or state laws, including the False Claims Act.

We are subject to additional federal, state, and foreign laws and regulations relating to our healthcare business; our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

Although we do not provide healthcare services, submit claims for third-party reimbursement or receive payments directly from Medicare, Medicaid or other third-party payers for our product, we are subject to healthcare fraud and abuse regulation and enforcement by federal and state governments, which could significantly impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:

●	the federal Anti-Kickback Statute, which applies to our marketing practices, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) and its implementing regulations, which created federal criminal laws that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information;
●	federal “Sunshine Act” requirements imposed by the Affordable Care Act, on device manufacturers regarding any “payment or other transfer of value” to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission; and

●	state and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug and device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA/HITECH, thus complicating compliance efforts.

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

We rely on third parties and our own systems for interaction with our customers and suppliers and employees, and a failure of a key information technology system, process or site or any failure or interruption in the services provided by these third parties or our own systems could have a material adverse impact on our ability to conduct business.

We rely extensively on our information technology systems and systems and services provided by third parties to interact with our employees and our customers and suppliers. These interactions include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, processing transactions, summarizing and reporting results of operations, transmitting data used by our service personnel and by and among our wide-spread personnel and facilities, complying with regulatory, legal and tax requirements, and other processes necessary to manage our business.  We do not control our third-party service providers and we do not maintain redundant systems for some of such services, increasing our vulnerability to problems with such services.  If the systems on which we rely are damaged or cease to function properly due to any number of causes, ranging from failures of our third-party service providers, to catastrophic events, to power outages, to security breaches, we may suffer interruptions in our ability to manage operations which may adversely impact our results of operations and/or financial condition.

We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers, suppliers, or other third parties.

We manage and store proprietary information and sensitive or confidential data relating to our operations. We may be subject to cyber-attacks on and breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, malware, ransomware and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities of our systems or products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems or products. Cyber-threats in particular vary in technique and sources, are persistent, frequently change and increasingly are more sophisticated, targeted and difficult to detect and prevent.

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

Our inability to successfully manage the implementation of a company-wide enterprise resource planning (“ERP”) system could adversely affect our operating results.

We are in the process of implementing a new company-wide ERP system. This process has been and continues to be complex and time-consuming and we expect to incur additional capital outlays and expenses. This ERP system will replace many of our existing operating and financial systems, which is a major undertaking from a financial management and personnel perspective. Should the new ERP system not be implemented successfully throughout all our business units on time and within budget, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations, including our potential ability to report accurate, timely and consistent financial results; our ability to purchase supplies, components and raw materials from and pay our suppliers; and our ability to deliver products and services to customers on a timely basis and to collect our receivables from them.  If the new ERP system is not successfully and fully implemented, it could negatively affect our financial reporting, inventory management and our future sales, profitability and financial condition.

We receive research and development funding for our security and inspection systems from government grants and contracts, but we may not receive comparable levels of funding in the future.

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

Litigation can be lengthy, expensive and disruptive to our operations, and can divert our management’s attention away from the running of our business. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, or by governmental entities in investigations and proceedings. If we are unsuccessful in our defense in litigation matters, or any other legal proceeding, we may be forced to pay damages or fines and/or change our business practices, any of which could have a material adverse effect on our business, financial condition and results of operations. For more information about our litigation matters, see “Legal Proceedings” and Note 11 to the consolidated financial statements.

Our credit facility contains provisions that could restrict our ability to finance our future operations or engage in other business activities that may be in our interest.

Our credit facility contains a number of significant covenants that, among other things, limit our ability to:

●	dispose of assets;
●	incur certain additional indebtedness;
●	repay certain indebtedness;
●	create liens on assets;
●	pay dividends on our Common Stock;
●	make certain investments, loans and advances;
●	repurchase or redeem capital stock;
●	make certain capital expenditures;
●	engage in acquisitions, mergers or consolidations; and
●	engage in certain transactions with subsidiaries and affiliates.

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

Central banks around the world, including the Board of Governors of the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate (“LIBOR”) based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will not compel panel banks to make LIBOR submissions beyond 2021. Accordingly, it is unlikely that LIBOR will remain sustainable past 2021.  The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.

We may not have the ability to raise the funds necessary to settle conversions of our 1.25% convertible senior notes due 2022 (the “Notes”) or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

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

The occurrence of certain events will trigger  the conditional conversion feature of the Notes and entitle  holders of the Notes  to convert them at any time during specified periods at their option. See Note 8 to the consolidated financial statements for additional information. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Common Stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), subsequently codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. Because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, we will report lower net income in our financial results, and the trading price of our Common Stock and the trading price of the Notes could be materially and adversely affected.

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

We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities.

We are subject to taxes in the U.S. and numerous foreign jurisdictions. Tax rates in various jurisdictions may be subject to significant change due to economic and political conditions or otherwise. Our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or adoption of new tax legislation or changes in tax laws or their interpretation.

We are also subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition and operating results could be materially adversely affected.

If goodwill or other intangible assets in connection with our acquisitions become impaired, we could take significant non-cash charges against earnings.

We have pursued and will continue to seek potential acquisitions to complement and expand our existing businesses, increase our revenues and profitability, and expand our markets. As a result of prior acquisitions, we have goodwill and intangible assets recorded on our balance sheet as described in Note 6 to our consolidated financial statements. Under current accounting guidelines, we must assess, at least annually, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in charges against earnings, which could adversely affect our results of operations in future periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of June 30, 2020, we owned the following principal facilities:

		Approximate
		Square
Location	Description of Facility	Footage
Hawthorne, California	Corporate headquarters and administrative, manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	88,000
Billerica, Massachusetts	Manufacturing, engineering, sales and marketing and service for our Security division	186,200
Snoqualmie, Washington	Headquarters and administrative, manufacturing, engineering, sales, marketing and service for our Healthcare division	177,000
Stoke on Trent, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	90,000
Surrey, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	59,000
Batam, Indonesia	Manufacturing for our Optoelectronics and Manufacturing division	56,700

As of June 30, 2020, we leased the following principal facilities:

		Approximate
Location	Description of Facility	Square Footage	Expiration
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Security division	167,600	2021 ~ 2022
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Optoelectronics and Manufacturing division	110,100	2022 ~ 2024
Batam, Indonesia (1)	Manufacturing for our Optoelectronics and Manufacturing division	84,200	2022 ~ 2023
Torrance, California	Manufacturing, engineering, sales and marketing and service for our Security division	91,900	2022
Andover, Massachusetts	Manufacturing, engineering, sales and marketing and service for our Security division	64,200	2027
(1)	This is comprised of multiple leases, at the same or nearby facilities.

We believe that our facilities are in adequate condition to support our current operations but expect to expand as necessary to support our future growth. We currently anticipate that we will be able to renew the leases that are scheduled to expire in the next few years on terms that are substantially the same as those currently in effect. However, even if we were not able to renew one or more of the leases, we believe that suitable substitute space is available to relocate any of the facilities. Accordingly, we do not believe that our failure to renew any of the leases that are scheduled to expire in the next few years will have a material adverse effect on our operations.

ITEM 3. LEGAL PROCEEDINGS

In December 2017, a short seller released a report regarding our compliance with the FCPA. Following that report, we and certain of our executive officers have been named as defendants in several lawsuits in the United States District Court for the Central District of California (the "District Court") that were filed in December 2017 and February 2018. Each of the complaints closely tracks the allegations set forth in the short seller’s report. All of the actions, which were consolidated by the District Court in March 2018 in an action captioned Arkansas Teacher Retirement System et al. v. OSI Systems, Inc. et al., No. 17 cv 08841, allege violations of Sections 10(b) and 20(a) of the Exchange Act, relating to certain of our public statements and filings with the SEC, and seek damages and other relief based upon the allegations in the complaints. In April 2018 and March 2019, two shareholder derivative complaints were filed purportedly on behalf of the Company against certain members of our Board of Directors (as individual defendants), a former member of our Board of Directors, and a member of management. The derivative actions, which were consolidated by the District Court in November 2019 in an action captioned Kocen and Riley v. Chopra, et al. No. 18 CV 03371, allege, among other things, breach of fiduciary duties relating to the allegations contained in the above-mentioned short seller report and seek damages, restitution, injunctive relief, attorneys’ and experts’ fees, costs, expenses, and other unspecified relief. We believe that the actions are without merit and intend to defend them vigorously, and we expect to incur costs associated with defending against these actions. At this early stage of the litigations, the ultimate outcomes are uncertain and we cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on our financial statements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

Our Common Stock is traded on The Nasdaq Global Select Market under the symbol “OSIS.”

As of August 17, 2020, there were approximately 101 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

Issuer Purchases of Equity Securities

Excluding shares tendered to satisfy minimum statutory withholding obligations related to the vesting of RSUs, we did not repurchase any shares during the quarter ended June 30, 2020.

The following table provides information concerning our equity compensation plans as of June 30, 2020.

Number of securities
remaining available for
	Number of securities to	Weighted‑average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	326,304	$44.41	1,038,962 (2)(3)(4)
Equity compensation plans not approved by security holders	—	N/A	—
Total	326,304	$44.41	1,038,962
(1)	Includes shares of our Common Stock issuable upon exercise of options under our 2006 Equity Participation Plan and our Amended and Restated 2012 Incentive Award Plan.
(2)	These shares are available for future issuance under our Amended and Restated 2012 Incentive Award Plan, which was approved by our shareholders on December 11, 2017.
(3)	Awards of restricted stock units or other awards that convey the full value of the shares subject to the award are counted as 1.87 shares for every one award granted.
(4)	Shares subject to awards outstanding under the 2006 Equity Participation Plan that terminate, expire or lapse for any reason also become available for future issuance under our Amended and Restated 2012 Incentive Award Plan.

Performance Graph

The graph below compares the cumulative total stockholder return for the period beginning on the market close on the last trading day before the beginning of our fifth preceding fiscal year through and including the end of our last completed fiscal year with (a) The Nasdaq Composite Index and (b) a peer group of publicly-traded issuer(s) with which we have generally competed.

The peer group includes the following companies: Conmed Corp, Flir Systems Inc, Leidos Holdings Inc., Smiths Group Plc.

The graph assumes that $100.00 was invested on June 30, 2015 in (a) our Common Stock, (b) The Nasdaq Composite Index, and (c) the companies comprising the peer group described above (weighted according to the issuer’s stock market capitalization at the beginning of each period for which a return is indicated). The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any Company filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following table provides the same information in tabular form as of June 30:

	2015	2016	2017	2018	2019	2020
OSI Systems, Inc.	100.00	82.12	106.16	109.24	159.10	105.44
The Nasdaq Composite Index	100.00	98.32	126.14	155.91	168.04	213.32
Peer Group	100.00	98.91	130.22	161.43	181.96	177.22

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2020, and is derived from our consolidated financial statements. The consolidated financial statements as of June 30, 2019 and 2020, and for each of the years in the three-year period ended June 30, 2020, are included in Item 8 of this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended June 30,
	2016	2017	2018	2019	2020

	(in thousands, except earnings per share data)
Consolidated Statements of Operations Data:
Revenues	$829,660	$960,951	$1,089,286	$1,182,115	$1,166,044
Cost of goods sold	552,801	637,450	697,634	751,521	745,405
Gross profit	276,859	323,501	391,652	430,594	420,639
Operating expenses:
Selling, general and administrative	166,655	192,560	239,592	262,484	251,961
Research and development	49,816	50,951	61,189	56,509	57,308
Impairment, restructuring and other charges	22,014	46,698	34,963	3,827	6,483
Total operating expenses	238,485	290,209	335,744	322,820	315,752
Income from operations	38,374	33,292	55,908	107,774	104,887
Interest and other expense, net	(2,879)	(7,541)	(19,054)	(21,610)	(18,765)
Income before income taxes	35,495	25,751	36,854	86,164	86,122
Provision for income taxes	(9,338)	(4,675)	(65,981)	(21,368)	(10,870)
Net income (loss)	$26,157	$21,076	$(29,127)	$64,796	$75,252
Basic earnings (loss) per common share	$1.35	$1.12	$(1.57)	$3.58	$4.14
Diluted earnings (loss) per common share	$1.30	$1.07	$(1.57)	$3.46	$4.05
Weighted average shares outstanding—diluted	20,076	19,689	18,592	18,720	18,600

	June 30,
	2016	2017	2018	2019	2020

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$104,370	$169,650	$84,814	$96,316	$76,102
Working capital	187,483	306,866	207,375	258,891	287,608
Total assets	991,723	1,230,087	1,255,691	1,264,864	1,268,541
Long‑term debt	6,054	241,750	248,980	257,752	267,072
Total debt	133,813	347,146	364,242	346,556	326,998
Total stockholders’ equity	540,846	569,213	489,436	551,727	572,152

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

Overview

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (a) Security, providing security and inspection systems and turnkey security screening solutions; (b) Healthcare, providing patient monitoring, diagnostic cardiology, and connected care systems; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for our Security and Healthcare divisions, as well as to third parties for applications in the defense and aerospace markets, among others.

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 64% of our total consolidated revenues for fiscal 2020.

As a result of terrorist attacks and smuggling operations against the U.S. and in other locations worldwide, security and inspection products have increasingly been used at a wide range of facilities other than airports, such as border crossings, railways, seaports, cruise line terminals, freight forwarding operations, sporting venues, government and military installations and nuclear facilities. We believe that our wide-ranging product portfolio together with our ability to provide turnkey screening solutions position us to competitively pursue security and inspection opportunities as they arise throughout the world.

Currently, the U.S. federal government is discussing various options to address the U.S. federal government’s overall fiscal challenges and we cannot predict the outcome of these efforts. While we believe that national security spending will continue to be a priority, U.S. government budget deficits and the national debt have created increasing pressure to examine and reduce spending across many federal agencies. Additionally, there continues to be volatility in international markets that has impacted international security spending. We believe that the diversified product portfolio and international customer mix of our Security division position us well to withstand the impact of these uncertainties and even benefit from specific initiatives within various governments. However, depending on how future sequestration cuts are implemented and how the U.S. federal government and our other international customers manage their fiscal challenges, including the impact of the COVID-19 pandemic, we believe that these actions could have a material, adverse effect on our business, financial condition and results of operations.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology, and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 16% of our total consolidated revenues for fiscal 2020.

The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, value and service. Although there has been an increase in demand for patient monitoring products due to the COVID-19 pandemic, there is continued uncertainty regarding the U.S. federal government budget and the Affordable Care Act, either of which may impact hospital spending, third-party payer reimbursement and fees to be levied on certain medical device revenues, any of which could adversely affect our business and results of operations. In addition, hospital capital spending appears to have been impacted by strategic uncertainties surrounding the Affordable Care Act and economic pressures. We also believe that global economic uncertainty has caused some hospitals and healthcare providers to delay purchases of our products and services. During this period of uncertainty, sales of our healthcare products may be negatively impacted. We cannot predict when the markets will fully recover or when the uncertainties related to the U.S. federal government will be resolved and, therefore, when this period of delayed and diminished purchasing will end. A prolonged delay could have a material adverse effect on our business, financial condition and results of operations.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 20% of our total consolidated revenues for fiscal 2020.

Consolidated Results

Discussion and analysis of our financial condition and results of operations for fiscal 2018 has been omitted from this Annual Report on Form 10-K, and is available in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2019.

Fiscal 2020 Compared with Fiscal 2019. We reported consolidated sales of $1,166.0 million in fiscal 2020, a 1.4% decrease over compared to the prior year, which drove a year-over-year decrease in gross profit of $10.0 million. Our income from operations decreased by 3% from the prior year to $104.9 million in fiscal 2020. This decrease in profitability was driven primarily by an increase in impairment, restructuring and other charges.

Acquisitions. We acquired several small businesses during fiscal years 2020 and 2019 as described in Note 2 to the consolidated financial statements.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have influenced, and may continue to influence, our results of operations.

Coronavirus Pandemic. Coronavirus disease 2019 (“COVID-19”) was first reported in late 2019.  In March 2020, the World Health Organization characterized COVID-19 as a global pandemic, and President Trump declared a national emergency concerning the pandemic.  COVID-19 has  dramatically impacted the global health and economic environment, with  millions of confirmed cases, business slowdowns and shutdowns, and market volatility.    The COVID-19 outbreak has caused, and is likely to continue to cause,  significant economic disruptions and has impacted, and is expected to continue to impact, our operations and the operations of our suppliers and customers as a result of quarantines, facility closures and travel and logistics restrictions. While we do not expect these impacts to be long-term, there is uncertainty around the duration and ultimate impact of the COVID-19 outbreak. Our Healthcare division has experienced increased demand for certain products as a result of COVID-19, but our other divisions have experienced adverse changes in the timing of demand for products and services. In our Security division, order activity has been impacted most prominently with respect to our aviation and cargo products. As many of our customers in both our Security and Optoelectronics and Manufacturing divisions are being impacted by the pandemic, we are also receiving requests to delay deliveries of equipment and modify service arrangements, and we are experiencing delays in the timing of orders. In addition, as a result of COVID-19 related government regulations, certain of our global manufacturing facilities had to limit operations somewhat in the fourth quarter of fiscal 2020, and it is possible that our operations could be similarly impacted in the future. If these business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be materially and adversely impacted. We intend to  continue to actively monitor the situation and may take actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in our best interests and the best interests of our employees, suppliers and customers.  For a further discussion of potential risks to our business from the COVID-19 pandemic, see Part I, Item 1A. Risk Factors in this annual report on Form 10-K.

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

Healthcare Considerations. As described above, our Healthcare division has experienced some increased demand for its patient monitoring products as a result of the COVID-19 pandemic. Increased healthcare capital purchases in 2020 may result in fewer capital purchases in following years as the market is flooded with product. The pandemic may also impact our ability to manufacture product needed to timely fill orders if we need to close our manufacturing facility due to employee COVID-19 cases.

European Union Threat Detection Standards. The EU has implemented regulations for all airports within the EU, that use explosive detection systems, to have hold baggage screening systems that are compliant with the European Civil Aviation Conference (ECAC) Standard 3. Upon issuance of the regulations, the deadline for compliance with this mandate was set for September 2020. Given the current uncertainty surrounding the COVID-19 situation, the EU has revised the  regulations, and the date whereby airports that use explosive detection systems for hold baggage screening have to meet Standard 3 has been changed to September 2021. There is an ongoing discussion around whether this deadline should be further moved and whether a second deadline for previous generation explosive detection systems installed between 2011 and 2014 needing to be replaced with Standard 3 should be moved from 2022 to 2024. Our Security division’s real time tomography (RTT) product has passed the ECAC explosive detection system Standard 3 threat detection requirement.

Government Policies. Our net income could be affected by changes in U.S. or foreign government policies. For example, the LIBOR index will be discontinued by the end of calendar year 2021. When the LIBOR index is discontinued, the terms of our revolving credit facility allow for a replacement rate to be determined in accordance with the credit agreement. Changes in government policies could impact our financial condition and results of operations.

Mexico SAT Contract. Our contract with the Mexican government to provide a turnkey security screening solution at various locations throughout the country expired in June 2020. While we are engaged in discussions for the continuation of the program, we cannot provide any assurance that this program will be continued and, if the program is continued, upon what terms. If the program is not continued or continued upon modified terms, our results of operations could be adversely affected.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. As a result, actual results may differ from such estimates. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors. The following summarizes our critical accounting policies and significant estimates used in preparing our consolidated financial statements:

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

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets.  Goodwill represents the excess purchase price over the estimated fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is allocated to our segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is annually tested for impairment as of the end of the second quarter and more frequently if there is an indicator of impairment. We assess qualitative factors of each of our three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessments conducted as of December 31, 2019 indicated that it is not more likely than not that the fair values of our three reporting units are less than their carrying amounts, including goodwill. Despite the COVID-19 pandemic, there were no qualitative factors which would trigger impairment testing between measurement dates. Thus, we have determined that there is no goodwill impairment for any of our three reporting units.

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

The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite vesting period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our Common Stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise. We estimate the fair value of restricted stock unit awards on the date of the grant using the market price of our Common Stock on that date. In addition, we estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, stock-based compensation expense could differ significantly from the amounts we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as necessary. We recognize the cumulative effect of changes in the estimated forfeiture rate as compensation cost in earnings in the period of the revision. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially in the future. Certain restricted stock units vest based upon the achievement of pre-established performance criteria. We estimate the fair value of performance-based awards at the date of grant based upon the probability that the specified performance criteria will be met, adjusted for estimated forfeitures. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based awards if necessary. We amortize the fair values of performance-based awards over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. See Note 9 to the consolidated financial statements for a further discussion of stock-based compensation.

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

		% of		% of		% of	2018‑2019	2019‑2020
	2018	Net Revenues	2019	Net Revenues	2020	Net Revenues	% Change	% Change

	(Dollars in millions)
Security	$690.0	63%	$747.5	63%	$742.0	64%	8%	(1)%
Healthcare	189.4	18%	188.5	16%	185.3	16%	—	(2)%
Optoelectronics / Manufacturing	209.9	19%	246.1	21%	238.7	20%	17%	(3)%
Total Net Revenues	$1,089.3		$1,182.1		$1,166.0		9%	(1)%

Fiscal 2020 Compared with Fiscal 2019. Revenues for the Security division decreased on a year-over-year basis primarily as a result of reduced service revenues partially offset by an increase in product sales driven primarily by strength in the sale of cargo and vehicle inspection systems. We began to experience certain delays of equipment deliveries and installations and new orders near the end of the third quarter through the end of the fiscal year, most notably from our aviation and cargo customers as a result of the global COVID-19 pandemic. Service revenues decreased primarily due to a reduction in revenue from the contract with the Servicio de Administración Tributaria (SAT) in Mexico, which expired in June 2020.

Revenues for the Healthcare division decreased on a year-over-year basis primarily as a result of lower sales of patient monitoring equipment and the exit of a product line during the year.

Revenues for the Optoelectronics and Manufacturing division decreased primarily due to lower sales in our contract manufacturing and commercial optoelectronics businesses which have been impacted by the global COVID-19 pandemic beginning towards the end of the third quarter through the end of the fiscal year, partially offset by the inclusion of revenues from a small business acquired in February 2020.

Gross Profit

		% of		% of		% of
	2018	Net Revenues	2019	Net Revenues	2020	Net Revenues

	(Dollars in millions)
Gross profit	$391.7	36.0%	$430.6	36.4%	$420.6	36.1%

Fiscal 2020 Compared with Fiscal 2019. Gross profit decreased as a result of the decline in net revenues. Gross margin decreased on a year-over-year basis due primarily to an unfavorable mix of revenues driven by a decrease in service revenue. Service revenues generally carry higher gross margins than equipment sales.

Operating Expenses

		% of		% of		% of	2018‑2019	2019‑2020
	2018	Net Revenues	2019	Net Revenues	2020	Net Revenues	% Change	% Change

	(Dollars in millions)
Selling, general and administrative	$239.6	22.0%	$262.5	22.2%	$252.0	21.6%	10%	(4)%
Research and development	61.2	5.6%	56.5	4.8%	57.3	4.9%	(8)%	1%
Impairment, restructuring and other charges	35.0	3.2%	3.8	0.3%	6.5	0.6%	(89)%	69%
Total operating expenses	$335.8	30.8%	$322.8	27.3%	$315.8	27.1%	(4)%	(2)%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consisted primarily of compensation paid to sales, marketing and administrative personnel, professional service fees and marketing expenses.

Fiscal 2020 Compared with Fiscal 2019. SG&A expenses decreased year-over-year due to cost containment measures and lower travel expenses due to restrictions arising from COVID-19 as well as lower selling commissions associated with the decrease in revenues.

Research and Development

Our Security and Healthcare divisions have historically invested substantial amounts in research and development (“R&D”). We intend to continue this trend in future years, although specific programs may or may not continue to be funded and funding levels may fluctuate. R&D expenses included research related to new product development and product enhancement expenditures.

Fiscal 2020 Compared with Fiscal 2019. R&D expenses increased year-over-year due to increased investment for new product development and product enhancements.

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

Fiscal 2020 Compared with Fiscal 2019. Impairment, restructuring and other charges in fiscal 2020 included (i) $5.5 million for impairment of assets associated with the write-off of intangible and fixed assets due to abandonment of a non-core product line in our Healthcare division and a strategic shift in the intended use of an intangible asset in the Security division, (ii) $4.2 million for employee termination and facility closure costs and (iii) $0.4 million in acquisition-related costs.  These charges in fiscal 2020 were partially offset by a net $3.6 million recovery of certain legal costs as a result of insurance reimbursements.   During fiscal 2019, we incurred restructuring and other charges of $4.4 million related to employee termination and facility closure costs and $1.3 million in acquisition-related costs, which were partially offset by a net $1.9 million recovery of certain legal costs as a result of insurance reimbursements.

Interest and Other

	2018	2019	2020

	(Dollars in millions)
Interest expense, net	$19.3	$21.6	$18.8
Other (income) expense, net	(0.2)	—	—
Interest and other expense, net	$19.1	$21.6	$18.8

Fiscal 2020 Compared with Fiscal 2019. In fiscal 2020, interest expense, net, was $18.8 million as compared to $21.6 million for the same prior-year period. This decrease was driven by lower fiscal 2020 average debt balances and the impact of decreased interest rates under our revolving credit facility. Interest expense included $8.8 million and $7.8 million in fiscal 2020 and 2019, respectively, of non-cash interest expense primarily related to the Notes (see Note 8 to the condensed consolidated financial statements for further discussion).

Provision for Income Taxes

The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections, (v) tax holidays granted to certain of our international subsidiaries, (vi) return to provision adjustments and (vii) changes in tax legislation.

Fiscal 2020 Compared with Fiscal 2019. In fiscal 2020, our income tax provision was $10.9 million, compared to $21.4 million for the prior year. The effective tax rate for fiscal 2020 was 12.6% compared to 24.8% for fiscal 2019.  We recognized discrete tax benefits of $12.6 million and $3.5 million in fiscal 2020 and 2019, respectively.  The discrete tax benefits in fiscal 2020 and 2019 include the effect of equity-based compensation under ASU 2016-09.  We also recognized a discrete tax benefit in fiscal 2020 for changes in prior year estimates and valuation allowances.  Excluding the impact of these discrete tax items, our effective tax rate for fiscal 2020 was 27.3%, compared to 28.9% in the prior year.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility. Cash and cash equivalents totaled $76.1 million at June 30, 2020, a decrease of $20.2 million, or 21%, from $96.3 million at June 30, 2019. During fiscal 2020, we generated $129.2 million of cash flow from operations. These proceeds were used for the following: $20.4 million invested in capital expenditures, $8.9 million for the acquisition of businesses, $29.2 million for net repayment of bank borrowings and long-term debt and $76.3 million for share repurchases and taxes paid related to the net share settlement of equity awards. If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and foreseeable future. In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit.

We have a five-year revolving credit facility that allows us to borrow up to $535 million. As of June 30, 2020, there was $59 million outstanding under the revolving credit facility and letters-of-credit outstanding totaled $46.5 million. See Note 8 to the consolidated financial statements for further discussion.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During fiscal 2020, we generated cash from operations of $129.2 million compared to $119.1 million in the prior fiscal year. This increase was driven by an increase in profits partially offset by investments in net working capital.

Cash Used in Investing Activities. Net cash used in investing activities was $42.7 million during fiscal 2020 as compared to $48.5 million used during the prior year. During fiscal 2020, we used cash of $8.9 million for the acquisitions of businesses as compared to $18.3 million in the prior fiscal year. Capital expenditures in fiscal 2020 were $20.4 million compared to $27.4 million in the prior year. Expenditures for intangible and other assets in fiscal 2020 were $13.4 million compared to $2.8 million in the prior fiscal year primarily for development of software for internal use.

Cash Used in Financing Activities. Net cash used in financing activities was $104.7 million during fiscal 2020, compared to $58.3 million during the prior year. The changes in cash flows from financing activities primarily relate to (i) net repayments of borrowings on bank lines of credit and debt totaling $29.2 million in fiscal 2020 compared to net payments of $26.7 million in fiscal 2019; and (ii) $76.3 million used for share repurchases and taxes paid related to the net share settlement of equity awards in fiscal 2020 compared to $35.0 million in the prior year.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $327.0 million at June 30, 2020, a decrease of $19.6 million from $346.6 million at June 30, 2019. As of June 30, 2020, we were in compliance with all covenants under our various borrowing agreements. See Note 8 to the consolidated financial statements for further discussion.

The following is a summary of our contractual obligations and commitments at June 30, 2020 (in thousands):

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1‑3 years	3‑5 years	5 years
Total debt	$326,998	$59,926	$267,011	$61	$—
Operating leases (1)	31,220	9,515	11,211	6,604	3,890
Purchase obligations	55,599	54,989	608	2	—
Acquisition‑related obligations	13,867	6,460	4,704	1,709	994
Defined benefit plan obligation	14,049	176	379	7,236	6,258
Total contractual obligations	$441,733	$131,066	$283,913	$15,612	$11,142
Other commercial commitments—letters of credit	$86,621	$40,618	$24,832	$2,195	$18,976
(1)	Represents future cash payments for operating leases which are presented on an undiscounted basis.

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

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $76.1 million at June 30, 2020. Of this amount, approximately 63% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily in Singapore, Mexico, the United Kingdom, Malaysia, Australia and Canada and to a lesser extent in India and Germany among others. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Stock Repurchase Program

During fiscal 2020, we repurchased the remaining 562,707 shares authorized for repurchase under our prior share repurchase program. In April 2020, the Board of Directors authorized a new share repurchase program of up to 1,000,000 shares, all of which remained available for repurchase as of June 30, 2020. In August 2020, the Board of Directors increased the maximum number of shares to 3,000,000 shares authorized under the stock repurchase program. This program does not expire unless our Board of Directors acts to terminate the program.

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

Off Balance Sheet Arrangements

As of June 30, 2020, we had no significant off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K, other than those previously disclosed.

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

Foreign Currency

Our international operations are subject to certain opportunities and risks, including from foreign currency fluctuations and governmental actions. We conduct business in more than 20 countries. We closely monitor our operations in each country in which we do business and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. Weaknesses in the currencies of some of the countries in which we do business are often offset by strengths in other currencies. Foreign currency financial statements are translated into U.S. dollars at period-end rates, except that revenues, costs and expenses are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain (loss) of approximately $(1.3) million, $0.1 million, and $(3.4) million for the fiscal years ended June 30, 2018, 2019 and 2020, respectively. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $5.8 million in fiscal 2020. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $5.8 million in fiscal 2020.

Inflation

We do not believe that inflation has had a material impact on our results of operations.

Interest Rate Risk

The principal maturity and estimated value of our long-term debt exposure for each of the fiscal years set forth below as of June 30, 2020 were as follows (in thousands):

	Maturity
						2025 and
	2020	2021	2022	2023	2024	thereafter	Total	Fair Value
Convertible senior notes	$—	$—	$—	$287,500	$—	$—	$287,500	$287,500
Cash interest rate on convertible notes	1.25%	1.25%	1.25%	1.25%	—%	—%	1.25%	1.25%
Finance lease obligations	$1,005	$712	$342	$61	$—	$—	$2,120	$2,120
Average interest rate of finance lease obligations	4.8%	4.8%	4.8%	4.8%	—%	—%	4.8%	4.8%

At June 30, 2020, we had $59.0 million of borrowing outstanding under our revolving credit facility. These borrowings are subject to fluctuations in LIBOR.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act) for the Company. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2020.

Moss Adams LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of OSI Systems, Inc. and on the effectiveness of our internal control over financial reporting. The report of Moss Adams LLP is contained in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2020.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:
1.Financial Statements. Please see the accompanying Index to Consolidated Financial Statements, which appears on page F-1 of the report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into Item 8 above.
2.Financial Statement Schedules.

Supplementary Data—Unaudited Quarterly Results

No other financial statement schedules are presented as the required information is either not applicable or included in the Consolidated Financial Statements or Notes thereto.

3.Exhibits. Reference is made to item 15(b) below.
(b)Exhibits. The exhibits listed on the accompanying Exhibit Index immediately preceding the signature page are filed as part of, or are incorporated by reference into, this report.
(c)Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

ITEM 16. FORM 10-K SUMMARY

None.

OSI SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

OSI Systems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, in fiscal 2020 the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic No. 842.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Inventories

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated inventories balance was $241.2 million as of June 30, 2020. The Company generally values its inventories at lower of cost (first-in, first-out) or net realizable value. The Company writes down inventory for slow-moving and obsolete inventory based on historical usage, orders on hand, assessments of future demands and market conditions, among other items. As disclosed by management, if these factors are less favorable than those projected, additional inventory write-downs may be required.

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

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of internal controls over the valuation of inventories, including those related to the Company’s methodology for valuing specific inventory categories;
●	Testing management’s process for determining the valuation of inventories, including:
o	Evaluating the reasonableness of the significant assumptions used by management including those related to forecasted inventory usage and backlog;
o	Testing the completeness, accuracy, and relevance of the underlying data used in management’s estimate;
o	Testing the calculations related to the application of the methodology to specific inventory categories;

o	Performing inquiries with appropriate non-financial personnel, including sales and production employees, regarding obsolete or discontinued inventory models, cancelled sales orders and other factors to corroborate management’s assertions regarding qualitative judgments about discontinued, slow moving and obsolete inventories; and
●	Developing an independent expectation of inventory write-downs at year end based on historical trends and comparing it to management’s estimate.

/s/ Moss Adams LLP
Los Angeles, California
August 21, 2020

We have served as the Company’s auditor since 2006.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts and par value)

	June 30,
	2019	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,316	$76,102
Accounts receivable, net	238,440	269,840
Inventories	273,711	241,226
Prepaid expenses and other current assets	32,432	30,541
Total current assets	640,899	617,709
Property and equipment, net	127,385	127,936
Goodwill	307,108	310,627
Intangible assets, net	132,954	128,279
Other assets	56,518	83,990
Total assets	$1,264,864	$1,268,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$88,000	$59,000
Current portion of long-term debt	804	926
Accounts payable	93,500	84,940
Accrued payroll and related expenses	43,521	46,127
Advances from customers	43,227	28,155
Other accrued expenses and current liabilities	112,956	110,953
Total current liabilities	382,008	330,101
Long-term debt, net	257,752	267,072
Deferred income taxes	7,979	5,846
Other long-term liabilities	65,398	93,370
Total liabilities	713,137	696,389
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value—10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 18,167,020 and 18,011,982 shares at June 30, 2019 and 2020, respectively	168,913	122,553
Retained earnings	399,541	474,793
Accumulated other comprehensive loss	(16,727)	(25,194)
Total stockholders’ equity	551,727	572,152
Total liabilities and stockholders’ equity	$1,264,864	$1,268,541

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended June 30,
	2018	2019	2020
Net revenues:
Products	$732,927	$856,712	$850,478
Services	356,359	325,403	315,566
Total net revenues	1,089,286	1,182,115	1,166,044
Cost of goods sold:
Products	504,483	572,673	575,342
Services	193,151	178,848	170,063
Total cost of goods sold	697,634	751,521	745,405
Gross profit	391,652	430,594	420,639
Operating expenses:
Selling, general and administrative	239,592	262,484	251,961
Research and development	61,189	56,509	57,308
Impairment, restructuring and other charges	34,963	3,827	6,483
Total operating expenses	335,744	322,820	315,752
Income from operations	55,908	107,774	104,887
Interest and other expense, net	(19,054)	(21,610)	(18,765)
Income before income taxes	36,854	86,164	86,122
Provision for income taxes	(65,981)	(21,368)	(10,870)
Net income (loss)	$(29,127)	$64,796	$75,252
Earnings (loss) per share:
Basic	$(1.57)	$3.58	$4.14
Diluted	$(1.57)	$3.46	$4.05
Shares used in per share calculation:
Basic	18,592	18,097	18,191
Diluted	18,592	18,720	18,600

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Year Ended June 30,
	2018	2019	2020
Net income (loss)	$(29,127)	$64,796	$75,252
Other comprehensive income (loss):
Foreign currency translation adjustment	1,904	(2,059)	(6,590)
Other	500	116	(1,877)
Other comprehensive income (loss)	2,404	(1,943)	(8,467)
Comprehensive income (loss)	$(26,723)	$62,853	$66,785

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance-July 1, 2017	18,689,568	$222,529	$363,872	$(17,188)	$569,213
Exercise of stock options	121,651	2,863	—	—	2,863
Vesting of restricted stock/RSUs	413,639	—	—	—	—
Shares issued under employee stock purchase program	78,310	4,033	—	—	4,033
Stock compensation expense	—	23,846	—	—	23,846
Repurchase of common stock	(1,021,458)	(62,932)	—	—	(62,932)
Taxes paid related to net share settlement of equity awards	(249,336)	(20,864)	—	—	(20,864)
Net loss	—	—	(29,127)	—	(29,127)
Other comprehensive income	—	—	—	2,404	2,404
Balance-June 30, 2018	18,032,374	$169,475	$334,745	$(14,784)	$489,436
Exercise of stock options	169,799	4,972	—	—	4,972
Vesting of restricted stock/RSUs	364,410	—	—	—	—
Shares issued under employee stock purchase program	75,313	4,180	—	—	4,180
Stock compensation expense	—	25,251	—	—	25,251
Repurchase of common stock	(288,316)	(21,029)	—	—	(21,029)
Taxes paid related to net share settlement of equity awards	(186,560)	(13,936)	—	—	(13,936)
Net income	—	—	64,796	—	64,796
Other comprehensive loss	—	—	—	(1,943)	(1,943)
Balance-June 30, 2019	18,167,020	$168,913	$399,541	$(16,727)	$551,727
Exercise of stock options	201,150	1,817	—	—	1,817
Vesting of RSUs	390,613	—	—	—	—
Shares issued under employee stock purchase program	71,595	4,286	—	—	4,286
Stock compensation expense	—	23,817	—	—	23,817
Repurchase of common stock	(562,707)	(51,775)	—	—	(51,775)
Taxes paid related to net share settlement of equity awards	(255,689)	(24,505)	—	—	(24,505)
Net income	—	—	75,252	—	75,252
Other comprehensive loss	—	—	—	(8,467)	(8,467)
Balance-June 30, 2020	18,011,982	$122,553	$474,793	$(25,194)	$572,152

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended June 30,
	2018	2019	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(29,127)	$64,796	$75,252
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	69,754	56,234	49,758
Stock-based compensation	23,846	25,251	23,817
Provision for losses on accounts receivable	3,270	2,741	4,741
Deferred income taxes	26,113	(8,536)	(431)
Amortization of debt discount and issuance costs	8,632	9,026	9,383
Impairment charges	7,795	—	5,458
Other	1,668	292	178
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	11,340	(27,206)	(37,071)
Inventories	(59,221)	39,447	30,752
Prepaid expenses and other assets	(836)	(6,175)	(10,566)
Accounts payable	25,145	(16,623)	(8,893)
Accrued payroll and related expenses	3,412	3,355	4,205
Advances from customers	17,183	(12,489)	(15,188)
Other	24,135	(11,001)	(2,215)
Net cash provided by operating activities	133,109	119,112	129,180
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(43,198)	(27,412)	(20,388)
Acquisition of businesses, net of cash acquired	(100,159)	(18,271)	(8,940)
Acquisition of intangible and other assets	(2,453)	(2,803)	(13,359)
Net cash used in investing activities	(145,810)	(48,486)	(42,687)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on bank lines of credit	10,000	(25,006)	(29,000)
Proceeds from long-term debt	1,044	1,409	770
Payments on long-term debt	(2,592)	(3,122)	(970)
Proceeds from exercise of stock options and employee stock purchase plan	6,896	9,152	6,103
Payment of contingent consideration	(3,634)	(5,782)	(5,353)
Repurchase of common stock	(62,932)	(21,029)	(51,775)
Taxes paid related to net share settlement of equity awards	(20,864)	(13,936)	(24,505)
Net cash used in financing activities	(72,082)	(58,314)	(104,730)
Effect of exchange rate changes on cash	(53)	(810)	(1,977)
Net increase (decrease) in cash and cash equivalents	(84,836)	11,502	(20,214)
Cash and cash equivalents—beginning of year	169,650	84,814	96,316
Cash and cash equivalents—end of year	$84,814	$96,316	$76,102
Supplemental disclosure of cash flow information:
Interest	$9,249	$11,862	$7,713
Income taxes	$29,445	$34,794	$19,077

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED JUNE 30, 2020

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—OSI Systems, Inc., together with our subsidiaries, is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products in diversified markets, including homeland security, healthcare, defense and aerospace.

We have three reporting segments: (i) Security, providing security inspection systems and related services, and turnkey security screening solutions; (ii) Healthcare, providing patient monitoring, diagnostic cardiology, and connected care systems and associated accessories and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for our Security and Healthcare divisions as well as to external original equipment manufacturer (“OEM”) customers and end users for applications in the defense, aerospace, medical and industrial markets, among others.

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

Through our Healthcare segment, we design, manufacture, market and service patient monitoring, diagnostic cardiology, and connected care systems and associated accessories globally. These products are used by care providers in critical care, emergency and perioperative areas within hospitals as well as physicians’ offices, medical clinics and ambulatory surgery centers, among others.

Through our Optoelectronics and Manufacturing segment, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, X-ray security and inspection systems and medical imaging, chemistry analysis and diagnostics instruments, telecommunications, scanners and industrial automations, internet of things (IoT) and consumer wearable products. This division provides products and services to OEM customers and end users as well as to our Security and Healthcare divisions.

Consolidation—The consolidated financial statements include the accounts of OSI Systems, Inc. and our wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures over which we have significant influence but do not have voting control are accounted for using the equity method. Investments over which we do not have significant influence or control are not material and are carried at cost as there is no readily determinable fair value for the equity interests.

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

Cash and Cash Equivalents—We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

Our cash and cash equivalents totaled $76.1 million at June 30, 2020. Of this amount, approximately 63% was held by our foreign subsidiaries and subject to repatriation tax considerations.  These foreign funds were held primarily in Singapore, Mexico, the United Kingdom, Malaysia, Australia and Canada and to a lesser extent in India and Germany among other countries. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing high credit quality financial institutions throughout the world.

Accounts Receivable—We monitor collections and payments from our customers and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the allowance based on known troubled accounts, historical experience, current economic trends that might impact the level of credit losses in the future and other available information. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Components of accounts receivable consisted of (in thousands):

	June 30,
	2019	2020
Accounts receivables	$253,504	$287,488
Less allowance for doubtful accounts	(15,064)	(17,648)
Total	$238,440	$269,840

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

Goodwill and Other Intangible Assets and Valuation of Long-Lived Assets—Goodwill represents the excess purchase price over the estimated fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is allocated to our segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized, but is annually tested for impairment as of the end of the second quarter and more frequently if there is an indicator of impairment. We assess qualitative factors of each of our three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessments conducted as of December 31, 2019 indicated that it is not more likely than not that the fair values of our three reporting units are less than their carrying amounts, including goodwill. Despite the COVID-19 pandemic, there were no qualitative factors which would trigger impairment testing between measurement dates. Thus, we have determined that there is no goodwill impairment for any of the three reporting units.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

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

Income Taxes—Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of our assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Income tax accounting standards prescribe a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. See Note 10 for additional information.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. “Level 1” category includes assets and liabilities at quoted prices in active markets for identical assets and liabilities. “Level 2” category includes assets and liabilities from observable inputs other than quoted market prices. “Level 3” category includes assets and liabilities for which valuation techniques are unobservable and significant to the fair value measurement. As of June 30, 2019 and 2020, there were no assets where “Level 3” valuation techniques were used.  As further discussed in Note 11 to the consolidated financial statements, our contingent payment obligations related to acquisitions are valued using “Level 3” valuation techniques on a recurring basis. The fair values of our financial assets and liabilities as of June 30, 2019 and 2020 are categorized as follows (in thousands):

	June 30, 2019				June 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$35,899	$—	$35,899	$—	$37,155	$—	$37,155
Liabilities—Contingent consideration	$—	$—	$16,577	$16,577	$—	$—	$13,867	$13,867

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

Revenue Recognition

We recognize revenue under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which superseded all prior revenue recognition methods and industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue recognition principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue as the performance obligations are satisfied (i.e., either over time or at a point in time). ASC 606 further requires that companies disclose sufficient information to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting.

Product Sales. We recognize revenue from sales of products upon shipment or delivery when control of the product transfers to the customer, depending on the terms of each sale, and when collection is probable. In the circumstance where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until we have achieved the customer acceptance criteria unless such acceptance criteria are perfunctory or inconsequential. We generally offer customers payment terms of less than one year. In cases when payment terms extend beyond one year, we consider whether the contract has a significant financing component.

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

FOR THE THREE YEARS ENDED JUNE 30, 2020

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

We disaggregate revenue by reporting segment (Security, Optoelectronics and Manufacturing, and Healthcare) to depict the nature of revenue in a manner consistent with our business operations and to be consistent with other communications and public filings. Refer to Note 15 for additional details of revenues by reporting segment.

Contract Assets and Liabilities. We enter into contracts to sell products and provide services, and we recognize contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to ASC 606 and, at times, recognize revenue in advance of the time when contracts give us the right to invoice a customer. We may also receive consideration, per the terms of a contract, from customers prior to transferring goods to the customer. We record customer deposits as contract liabilities. Additionally, we may receive payments, most typically for service and warranty contracts, at the onset of the contract and before services have been performed. In such instances, we record a deferred revenue liability. We recognize these contract liabilities as sales after all revenue recognition criteria are met.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

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

Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period for all stock-based awards granted or modified. Certain restricted stock unit awards vest based on the achievement of pre-established performance criteria. The fair value of performance-based awards is estimated at the date of grant based upon the probability that the specified performance criteria will be met, adjusted for estimated forfeitures. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust the estimate of the fair value of the performance-based awards if necessary. We amortize the fair value of performance-based awards over the requisite service period for each separately vesting tranche of the award. See Note 9 to the consolidated financial statements.

Impairment, Restructuring and Other Charges—We account for certain charges related to restructuring activities, litigation, acquisition-related costs and other non-routine charges as Impairment, restructuring and other charges in the consolidated financial statements. See Note 7 for additional information about these charges.

Credit Risk and Concentration—Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. We restrict investments in cash equivalents to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of our company’s worldwide customer base. As of June 30, 2019, no customer accounted for greater than 10% of accounts receivable. As of June 30, 2020, one customer accounted for 13% of accounts receivable. In fiscal year 2019 and 2020, no customer accounted for greater than 10% of revenues. We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for potential credit losses.

Our cash and cash equivalents totaled $96.3 million and $76.1 million at June 30, 2019 and 2020, respectively. Of these amounts, approximately 87% and 63% was held by our foreign subsidiaries at June 30, 2019 and 2020, respectively.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

Foreign Currency Translation and Transactions—We transact business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. We also have subsidiaries where the United States dollar has been designated as the functional currency based on individual facts and circumstances. Remeasurement of non-United States dollar monetary assets and liabilities are translated using period-end exchange rates and associated gains and losses are recognized in the consolidated statements of operations. Non-monetary assets and liabilities are translated using historical exchange rates. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain (loss) of approximately $(1.3) million, $0.1 million and $(3.4) million for the fiscal years ended June 30, 2018, 2019 and 2020, respectively.

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

Earnings per Share—We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. In periods where a net loss is reported, basic and diluted net loss per share are the same since the effect of potential common shares is antidilutive and therefore excluded. The underlying equity component of the 1.25% convertible senior notes due 2022 (the “Notes”) discussed in Note 8 to the consolidated financial statements has been excluded from the calculation of diluted earnings per share as it was anti-dilutive since the average price of our common stock did not exceed the conversion price because the principal amount of the Notes is intended to be settled in cash upon conversion.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	2018	2019	2020
Net income (loss) available to common stockholders	$(29,127)	$64,796	$75,252
Weighted average shares outstanding—basic	18,592	18,097	18,191
Dilutive effect of equity awards	—	623	409
Weighted average shares outstanding—diluted	18,592	18,720	18,600
Basic earnings (loss) per share	$(1.57)	$3.58	$4.14
Diluted earnings (loss) per share	$(1.57)	$3.46	$4.05
Weighted average shares excluded from diluted earnings (loss) per share due to their anti-dilutive effect	1,280	40	120

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

Warranty Provision—We offer our customers warranties on many of the products that we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in other accrued expenses and current liabilities and the noncurrent portion is included in other long-term liabilities in the consolidated balance sheets, whose activity for each of the three fiscal years ended June 30, 2020 is summarized in the following table (in thousands):

Warranty provision as of June 30, 2017	$15,178
Warranty claims provided for/assumed in acquisition	14,156
Settlements made	(7,515)
Warranty provision as of June 30, 2018	$21,819
Warranty claims provided for/assumed in acquisition	8,867
Settlements made	(8,962)
Warranty provision as of June 30, 2019	$21,724
Warranty claims provided for/assumed in acquisition	7,551
Settlements made	(8,450)
Warranty provision as of June 30, 2020	$20,825

Lease Accounting—Right of use ("ROU") assets represent our right to use an underlying asset during the reasonably certain lease terms, and lease liabilities represent our obligation to make lease payments arising from the leases. We recognize ROU lease assets and lease liabilities at lease commencement on our consolidated balance sheet based on the present value of lease payments over the lease term using a discount rate determined based on our incremental borrowing rate since the rate implicit in each lease is not readily determinable. We elected the package of practical expedients, which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification of any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component. We also elected the hindsight practical expedient, which allows us to use hindsight in determining the lease term. We do not record an ROU asset and corresponding lease liability for leases with an initial term of one year or less ("short-term leases"). The terms in our leases may include options to extend or terminate the lease. We recognize ROU assets and liabilities when it is reasonably certain that we will exercise those options. Judgment is required in our assessment as to whether renewal or termination options are reasonably certain to be exercised and factors such as contractual terms compared to current market rates and the importance of the facility and location to our operations, among others, are considered. Lease payments are made in accordance with the lease terms, and lease expense, including short-term lease expense, is recognized on a straight-line basis over the lease term.

We lease facilities and certain equipment under various operating lease agreements. The majority of our lease arrangements are comprised of fixed payments while certain of our other leases provide for periodic rent increases. Our leases may contain escalation clauses and renewal options. Most of the leases require us to pay for certain other costs such as common area maintenance and property taxes. Rent expense for leases with periodic rent increases or escalation clauses is recognized on a straight-line basis over the minimum lease term. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. We also have finance leases for fleet vehicles that are not material to the consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

The components of operating lease expense for the year ended June 30, 2020 were as follows (in thousands):

2020
Operating lease cost	$10,232
Variable lease cost	746
Short-term lease cost	943
$11,921

Supplemental balance sheet assets and liabilities related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2020
Operating lease ROU assets, net	Other assets	$27,936

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$8,537
Operating lease liabilities, long-term	Other long-term liabilities	19,713
Total operating lease liabilities		$28,250

Weighted average remaining lease term		4.4 years
Weighted average discount rate		4.3%

Supplemental cash flow information related to operating leases for the year ended June 30, 2020 was as follows (in thousands):

2020
Cash paid for operating lease liabilities	$7,664
ROU assets obtained in exchange for new lease obligations	3,718

Maturities of operating lease liabilities under ASC 842 (defined below) at June 30, 2020 were as follows (in thousands):

June 30, 2020
Less than one year	$9,515
1 – 2 years	6,700
2 – 3 years	4,511
3 – 4 years	3,937
4 – 5 years	2,667
Thereafter	3,890
31,220
Less: Imputed interest	(2,970)
Total lease liabilities	$28,250

Subsequent Events—In accordance with ASC 855 the Company's management reviewed all material events through August 21, 2020 the date these financial statements were available to be issued, and there are no material subsequent events.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

Recent Accounting Guidance

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"), which requires a lessee to recognize ROU assets and lease liabilities, initially measured at present value of the lease payments, on its balance sheet for leases and classify leases as either financing or operating. We adopted ASC 842 on July 1, 2019, using the modified retrospective method, and we elected the package of practical expedients provided in ASC 842. In accordance with ASC 842, we did not restate comparative periods and instead reported comparative prior year periods under ASC 840, "Leases."

The cumulative effect of the changes made to our July 1, 2019 consolidated condensed balance sheet for the adoption of the new lease standard was as follows (in thousands):

		Effect of
	Balance at	Adoption	Balance at
Balance Sheet	June 30, 2019	of ASC 842	July 1, 2019
Assets
Other assets	$56,518	$30,066	$86,584
Liabilities
Other accrued expenses and current liabilities	$112,956	$8,324	$121,280
Other long-term liabilities	65,398	21,742	87,140

The adoption of the new lease accounting guidance did not have a material impact on the consolidated statement of operations or the consolidated statement of cash flows for the year ended June 30, 2020.

Recently Issued Accounting Pronouncements Not Yet Adopted

Convertible Debt

In August 2020, the FASB issued Accounting Standards Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”).  Under ASU 2020-06 the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate.  ASU 2020-06 also provides for certain disclosures with regard to convertible instruments and associated fair values.  We are required to adopt this new guidance in the first quarter of fiscal 2023.  Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the potential impact of adoption of this guidance on our consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

Income Taxes

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles of ASC 740, and is intended to improve consistency and simplify GAAP in several other areas of ASC 740 by clarifying and amending existing guidance. We are required to adopt this new guidance in the first quarter of fiscal 2022. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the potential impact of adoption of this guidance on our consolidated financial statements.

Retirement Benefit Plans

In August 2018, the FASB issued authoritative guidance under ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other post-retirement plans. We are required to adopt this new guidance in the first quarter of fiscal 2021 which is not expected to have a significant impact on our disclosures in the consolidated financial statements.

Intangibles

In August 2018, the FASB issued authoritative guidance under ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. We are required to adopt this new guidance in the first quarter of fiscal 2021 which is not expected to have a significant impact on our consolidated financial statements.

2.             ACQUISITION ACTIVITY

Acquisition of Explosive Trace Detection Business

On July 7, 2017, we acquired the global explosive trace detection business ("ETD") from Smiths Group plc. This acquisition was a carve out from a larger entity. We financed the total purchase price of $80.5 million with a combination of cash on hand and borrowings under our existing revolving bank line of credit. The value attributed to goodwill and intangible assets is partially non-deductible for income tax purposes. Our consolidated statement of operations for fiscal year 2018 includes $76.5 million of revenue and $10.7 million of income from operations from ETD for the period from July 7, 2017 to June 30, 2018. Pro forma adjustments assuming the ETD acquisition had occurred on July 1, 2017 would not be material to revenues and income from operations for fiscal year 2018.

Other Business Acquisitions

In fiscal 2020 we paid $8.9 million for four business acquisitions, plus an insignificant amount of future contingent consideration. The goodwill recognized for these businesses are deductible for income tax purposes.  These acquisitions were financed with available cash on hand.

In fiscal 2019 we paid $18.3 million for three business acquisitions, plus up to $6 million in future contingent consideration, which may be earned over a five-year period. The majority of the goodwill recognized for these businesses are deductible for income tax purposes. These acquisitions were financed with cash on hand and borrowings under our credit facility.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

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

3.           CONTRACT ASSETS AND LIABILITIES

The table below shows the balance of contract assets and liabilities as of June 30, 2019 and 2020, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	June 30,
	2019	2020	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$19,287	$43,011	$23,724	123%

Contract Liabilities (in thousands)

	June 30, 2019	June 30, 2020	Change	% Change
Advances from customers	$43,227	$28,155	$(15,072)	(35)%
Deferred revenue—current	33,641	32,863	(778)	(2)%
Deferred revenue—long-term	9,506	13,214	3,708	39%

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $171.7 million. We expect to recognize revenue on approximately 59% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the year ended June 30, 2020, we recognized revenue of $72.7 million from contract liabilities existing as of July 1, 2019.

4.           INVENTORIES

Inventory consisted of the following (in thousands):

	June 30,
	2019	2020
Raw materials	$143,697	$132,797
Work-in-process	67,897	50,023
Finished goods	62,117	58,406
Total	$273,711	$241,226

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

5.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (amounts in thousands):

	Estimated
	Useful	June 30,
	Lives	2019	2020
Land	N/A	$16,564	$16,516
Buildings, civil works and improvements	5-40 years	55,391	57,709
Leasehold improvements	1-13 years	8,311	9,052
Equipment and tooling	3-10 years	128,428	128,657
Furniture and fixtures	3-10 years	3,190	3,166
Computer equipment	3-5 years	18,733	17,487
Computer software	3-10 years	20,146	18,217
Computer software implementation in process	N/A	8,563	11,817
Construction in process	N/A	5,760	3,598
Total		265,086	266,219
Less accumulated depreciation and amortization		(137,701)	(138,283)
Property and equipment, net		$127,385	$127,936

During fiscal 2018, 2019 and 2020, depreciation expense was approximately $43.3 million, $20.5 million and $21.5 million, respectively.

6.           GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for fiscal 2019 and 2020 are as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2018	$191,810	$40,157	$60,246	$292,213
Goodwill acquired or adjusted during the period	8,340	—	7,019	15,359
Foreign currency translation adjustment	(71)	(93)	(300)	(464)
Balance as of June 30, 2019	$200,079	$40,064	$66,965	$307,108
Goodwill acquired or adjusted during the period	3,973	—	1,033	5,006
Foreign currency translation adjustment	(425)	(81)	(981)	(1,487)
Balance as of June 30, 2020	$203,627	$39,983	$67,017	$310,627

The measurement periods for the valuation of assets and liabilities acquired may extend up to one year. Adjustments in acquisitions accounting may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

Intangible assets subject to amortization consisted of the following (amounts in thousands):

		June 30, 2019			June 30, 2020
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	8-9 years	$29,393	$(12,747)	$16,646	$41,332	$(16,295)	$25,037
Patents	19 years	8,688	(1,927)	6,761	9,962	(2,584)	7,378
Developed technology	10 years	53,460	(14,050)	39,410	55,719	(19,556)	36,163
Customer relationships/backlog	7 years	63,101	(22,132)	40,969	64,128	(32,110)	32,018
Total amortizable assets		154,642	(50,856)	103,786	171,141	(70,545)	100,596
Non-amortizable assets:
IPR&D		2,290	—	2,290	533	—	533
Trademarks		26,878	—	26,878	27,150	—	27,150
Total intangible assets		$183,810	$(50,856)	$132,954	$198,824	$(70,545)	$128,279

During fiscal 2018 and 2020, we recorded impairment charges related to intangible assets for IPR&D of $2.5 million and $3.3 million, respectively, due to changes in facts and circumstances associated with shifts in strategic directions of the intended use of the assets which led us to conclude that the carrying values of the intangible assets were not recoverable. These intangible assets impairment charges were included in impairment, restructuring and other charges in our consolidated statements of operations. During fiscal 2019 there were no impairment charges related to intangible assets.

Amortization expense for fiscal 2018, 2019 and 2020 was $19.5 million, $21.4 million and $20.7 million, respectively. Future acquisitions could cause these amounts to increase. At June 30, 2020, the estimated future amortization expense was as follows (in thousands):

2021	$18,038
2022	17,376
2023	16,269
2024	15,497
2025	11,720
Thereafter, including assets that have not yet begun to be amortized	21,696
Total	$100,596

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. During fiscal 2018, 2019 and 2020, we capitalized software development costs in the amounts of $1.8 million, $2.7 million and $11.9 million, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

7.            IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

Impairment

During fiscal 2020, we impaired an intangible asset for IPR&D in the Security division due to a strategic shift in the direction of the project and abandoned a non-core product line in our Healthcare division which resulted in the write-off of assets, including intangible and fixed assets. As a result, $5.5 million of assets, including intangible and fixed assets, were written off as we determined that these assets had no value and were permanently impaired.

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

Acquisition and integration costs.   During fiscal 2020, we incurred $0.4 million in costs for professional fees relating to acquisitions.

Facility consolidation / employee termination.   During fiscal 2020, we incurred $4.0 million in employee termination costs as part of operational efficiency initiatives. We also incurred $0.2 million in costs associated with the consolidation of facilities in our Security division.

Legal fees and settlement costs.   During fiscal 2020, legal fees and settlement costs resulted in a net recovery of $3.6 million as a result of insurance reimbursements of certain legal costs.

The following tables summarize restructuring and other charges for the periods set forth below (in thousands):

	2018
			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Corporate	Total
Acquisition-related costs	$—	$—	$—	$1,541	$1,541
Employee termination costs	1,485	16	610	—	2,111
Facility closures/consolidation	213	263	26	—	502
Legal and accrued settlement costs	—	19,364	—	3,650	23,014
Total expensed	$1,698	$19,643	$636	$5,191	$27,168

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

	2019
			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Corporate	Total
Acquisition-related costs	$—	$—	$287	$1,021	$1,308
Employee termination costs	132	1,629	687	—	2,448
Facility closures/consolidation	—	1,918	84	—	2,002
Legal and accrued settlement costs, net	—	—	—	(1,931)	(1,931)
Total expensed	$132	$3,547	$1,058	$(910)	$3,827

	2020
			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Corporate	Total
Acquisition-related costs	$309	$—	$41	$—	$350
Employee termination costs	2,748	466	618	184	4,016
Facility closures/consolidation	231	—	—		231
Legal and accrued settlement costs, net	—	—	—	(3,572)	(3,572)
Total expensed	$3,288	$466	$659	$(3,388)	$1,025

The changes in the accrual for restructuring and other charges for fiscal 2019 and 2020 were as follows (in thousands):

				Legal
			Facility	Settlements
	Acquisition-	Employee	Closure/	and
	related	Termination	Consolidation	Related
	Costs	Costs	Cost	Costs	Total
Balance as of June 30, 2018	$—	$837	$399	$14,065	$15,301
Restructuring and other charges	1,308	2,448	2,002	(1,931)	3,827
Payments and other adjustments	(1,308)	(2,853)	(2,401)	(5,803)	(12,365)
Balance as of June 30, 2019	$—	$432	$—	$6,331	$6,763
Restructuring and other charges, net	350	4,016	231	(3,572)	1,025
Payments and other adjustments	(350)	(3,903)	(30)	(877)	(5,160)
Balance as of June 30, 2020	$—	$545	$201	$1,882	$2,628

The following table summarizes the impairment, restructuring and other charges for fiscal 2018, 2019 and 2020 (in thousands):

	2018	2019	2020
Impairment of assets	$7,795	$—	$5,458
Facility closure / consolidations	502	2,002	231
Employee termination costs	2,111	2,448	4,016
Legal fees, settlements and related costs, net	23,014	(1,931)	(3,572)
Acquisition-related costs	1,541	1,308	350
Total impairment, restructuring and other charges	$34,963	$3,827	$6,483

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

8.           BORROWINGS AND DEBT

Revolving Credit Facility

In April 2019, we entered into an amendment to our revolving credit facility, which, among other things, increased the aggregate committed amount available to us from $525 million to $535 million and extended the maturity date to April 2024. The credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.0% as of June 30, 2020 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). The LIBOR index will be discontinued by the end of calendar year 2021. The terms of our credit facility allow for replacement if that occurs. Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bears a commitment fee of 0.10% as of June 30, 2020 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets  and substantially all the assets of certain of our subsidiaries. The agreement contains various representations and warranties, affirmative, negative and financial covenants and conditions of default. As of June 30, 2020, there was $59.0 million of borrowings outstanding under the revolving credit facility and $46.5 million outstanding under the letters of credit sub facility.The amount available to borrow under the credit facility as of June 30, 2020 was $429.5 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each revolving loan is due and payable in full on the maturity date. We have the right to repay each revolving loan in whole or in part from time to time without penalty.  It is our practice to routinely borrow and repay several times per year under this revolving facility. Therefore, borrowings under the credit facility are included in current liabilities. As of June 30, 2020, we are in compliance with all covenants under this credit facility.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

We may redeem the Notes if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of  30 consecutive trading days. If we undergo a fundamental change, as defined in the indenture for the Notes, subject to certain conditions, holders of the Notes may require us to repurchase all or part of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The occurrence of a fundamental change will also result in the Notes becoming immediately convertible. Since the last reported sales price of our Common Stock did not exceed 130% of the conversion price for at least 20 trading days within any applicable period of 30 consecutive trading days during fiscal year 2020, the Notes are not yet convertible.

Pursuant to ASC 470-20, we allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long term debt in the consolidated balance sheet and being amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for the fiscal year ended June 30, 2020 related to the Notes was $13.0 million, which consisted of $3.6 million of contractual interest expense, $8.2 million of debt discount amortization and $1.2 million of amortization of debt issuance costs. For fiscal year ended June 30, 2019, the total interest expense was $12.6 million, which consisted of $3.6 million of contractual interest expense, $7.8 million of debt discount amortization and $1.2 million of amortization of debt issuance costs. For fiscal year ended June 30, 2018, the total interest expense was $12.3 million, which consisted of $3.6 million of contractual interest expense, $7.5 million of debt discount amortization and $1.2 million of amortization of debt issuance costs. As of June 30, 2019 and 2020, the unamortized debt discount was $27.3 million and $19.1 million, respectively, which is being amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.50%. The unamortized debt issuance cost of $3.7 million and $2.5 million as of June 30, 2019 and 2020, respectively, is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of June 30, 2020, $40.2 million was outstanding under these letter-of-credit facilities. As of June 30, 2020, the total amount available under these credit facilities was $30.1 million.

Long-term debt consisted of the following at June 30, 2019 and 2020 (in thousands):

	2019	2020
1.25% convertible notes due 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(27,283)	(19,075)
Unamortized debt issuance costs	(3,722)	(2,547)
	256,495	265,878
Other long-term debt	2,061	2,120
	258,556	267,998
Less current portion of long-term debt	(804)	(926)
Long-term portion of debt	$257,752	$267,072

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

Fiscal year principal payments of long-term debt as of June 30, 2020 are as follows (in thousands):

2021	$926
2022	791
2023	266,220
2024	61
2025	—
Thereafter	—
Total	$267,998

9.            STOCK-BASED COMPENSATION

As of June 30, 2020, we maintained the Amended and Restated 2012 Incentive Award Plan (the “2012 Plan”) and the Amended and Restated 2006 Equity Participation Plan (“2006 Plan”) as stock-based employee compensation plans. No further grants may be made under the 2006 Plan. The 2012 Plan and the 2006 Plan are collectively referred to as the “OSI Plans.”

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	2018	2019	2020
Cost of goods sold	$972	$732	$708
Selling, general and administrative	22,293	23,876	22,546
Research and development	581	643	563
Stock based compensation expense	$23,846	$25,251	$23,817

As of June 30, 2020, total unrecognized compensation cost related to share-based compensation grants under the OSI Plans were estimated at $0.4 million for stock options and $13.7 million for RSUs. We expect to recognize these costs over a weighted-average period of 1.9 years with respect to the stock options and 2.0 years for grants of RSUs.

Employee Stock Purchase Plan—We have an employee stock purchase plan under which eligible employees may purchase a limited number of shares of Common Stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the three years ended June 30, 2018, 2019 and 2020, employees purchased 80,115 70,857, and 69,399 shares, respectively. As of June 30, 2020, there were 601,434 shares of our Common Stock available for issuance under the plan.

OSI Plans

Awards are granted in the form of incentive options, nonqualified options, restricted stock awards, stock appreciation rights, RSUs, performance shares and stock bonuses, amongst other forms of equity, to qualified employees, directors and consultants.

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

FOR THE THREE YEARS ENDED JUNE 30, 2020

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

	2018	2019	2020
Expected dividend	—	—	—
Risk-free interest rate	1.9%	2.6%	1.6%
Expected volatility	29.0%	28.0%	26.0%
Expected holding period (in years)	4.5	4.5	4.5

The following summarizes stock option activity for fiscal years 2018, 2019 and 2020:

		Weighted-
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2017	780,671	30.00
Granted	25,379	85.83
Exercised	(121,651)	23.53
Expired or forfeited	(6,874)	73.77
Outstanding at June 30, 2018	677,525	$32.80
Granted	19,259	73.37
Exercised	(169,799)	32.11
Expired or forfeited	(11,101)	70.50
Outstanding at June 30, 2019	515,884	$33.74
Granted	13,263	101.31
Exercised	(201,150)	20.48
Expired or forfeited	(1,693)	81.79
Outstanding at June 30, 2020	326,304	$44.41	2.4 years	$10,403
Exercisable at June 30, 2020	295,533	$39.89	1.8 years	$10,378

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

The per-share weighted-average grant-date fair value of stock options granted under the OSI Plans was $23.64, $20.45 and $24.88 for fiscal 2018, 2019 and 2020, respectively. The total intrinsic value of options exercised during fiscal 2020 was $16.8 million.

Restricted Stock Awards and Restricted Stock Units—A summary of restricted stock award and RSU activity for the periods indicated was as follows:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2017	611,687	$65.85
Granted	351,034	74.09
Vested	(413,639)	65.33
Forfeited	(22,705)	70.32
Nonvested at June 30, 2018	526,377	$71.56
Granted	375,580	74.40
Vested	(364,410)	70.92
Forfeited	(16,407)	74.13
Nonvested at June 30, 2019	521,140	$73.97
Granted	308,431	87.88
Vested	(390,613)	68.63
Forfeited	(15,368)	83.36
Nonvested at June 30, 2020	423,590	$88.68

The per-share weighted average grant-date fair value of RSUs granted under the OSI Plans was $74.09, $74.40, and $87.88 for fiscal 2018, 2019 and 2020, respectively. The total fair value of shares vested during fiscal 2018, 2019 and 2020 was $27.0 million, $25.8 million, and $26.8 million, respectively.

As of June 30, 2020, there were approximately 1.0 million shares available for grant under the 2012 Plan. Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 117,346, 97,514, and 81,621 performance-based awards during fiscal 2018, 2019 and 2020, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 280% of the original number of shares or units awarded.

10.            INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes (in thousands):

	2018	2019	2020
Pre-tax income (loss):
United States	$(40,335)	$6,575	$41,025
Foreign	77,189	79,589	45,097
Total pre-tax income	$36,854	$86,164	$86,122

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

Our provision (benefit) for income taxes consists of the following (in thousands):

	2018	2019	2020
Current:
Federal	$8,518	$541	$2,661
State	707	883	577
Foreign	30,643	28,480	8,063
Total current provision	39,868	29,904	11,301
Deferred:
Federal	$35,957	$(1,697)	$2,882
State	338	1,214	45
Foreign	(10,182)	(8,053)	(3,358)
Total deferred provision (benefit)	26,113	(8,536)	(431)
Total provision	$65,981	$21,368	$10,870

As of June 30, 2019 and 2020, our liability for uncertain tax positions was $4.6 million and $6.0 million, respectively. The $6.0 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

We recognize potential interest and penalties related to income tax matters in income tax expense. As of June 30, 2020, we had accrued $0.1 million for interest and penalties. Our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include fiscal years after 2016 for federal purposes, fiscal years after 2015 for state purposes and fiscal years after 2008 for various foreign jurisdictions. Facts and circumstances could arise that could cause us to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of statutes of limitation. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, we are not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

A summary of activity of unrecognized tax benefits for fiscal 2019 and 2020 is as follows (in thousands).

Balance at June 30, 2018	$10,498
Additions on tax positions for the current year	940
Additions on tax positions from prior years	346
Reduction in tax positions from prior year	(398)
Balance at June 30, 2019	$11,386
Additions on tax positions for the current year	1,764
Additions on tax positions from prior years	451
Reduction in tax positions from prior year	(291)
Balance at June 30, 2020	$13,310

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and significantly changed U.S. tax law and included numerous provisions that affect our business. In the fiscal year ended June 30, 2018, we recorded tax expense of $55 million related to the enactment of the Tax Act.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

Deferred income tax assets (liabilities) consisted of the following (in thousands):

	June 30,
	2019	2020
Deferred income tax assets:
Tax credit carryforwards	$14,785	$15,277
Net operating loss carryforwards	9,331	4,241
Customer advances	3,365	2,725
Allowance for doubtful accounts	4,287	2,927
Inventory reserve	11,503	11,999
Inventory capitalization	2,721	2,762
Accrued liabilities	5,953	4,879
Operating lease liabilities	—	7,243
Stock and deferred compensation	12,737	9,911
Other assets	3,157	2,178
Total deferred income tax assets	67,839	64,142
Valuation allowance	(23,377)	(17,371)
Net deferred income tax assets	44,462	46,771
Deferred income tax liabilities:
Depreciation	(4,866)	(1,459)
Amortization of intangible assets	(26,056)	(27,907)
Withholding tax on unrepatriated foreign earnings	(5,114)	(5,114)
Operating lease ROU assets	—	(7,295)
State transition tax	(1,754)	(1,754)
Convertible debt	(6,443)	(4,432)
Prepaid expenses	(3,903)	(1,399)
Other liabilities	(308)	(143)
Total deferred income tax liabilities	(48,444)	(49,503)
Net deferred income tax liability	$(3,982)	$(2,732)

The components of the net deferred income tax asset are classified in the consolidated balance sheets as follows (in thousands):

	2019	2020
Long term deferred income tax asset, included in other assets	$3,997	$3,114
Long term deferred income tax liability	(7,979)	(5,846)
Net deferred income tax liability	$(3,982)	$(2,732)

The components of current taxes receivable and payable and prepaid taxes are classified in the consolidated balance sheets as follows (in thousands):

	2019	2020
Current taxes receivable and prepaid taxes, included in prepaid expenses and other current assets	$4,344	$15,614
Current taxes payable, included in other accrued expenses and current liabilities	(3,094)	(4,086)
Net tax receivable (payable)	$1,250	$11,528

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

As of June 30, 2020, we had state and foreign net operating loss carryforwards of approximately $36.5 million and $9.4 million, respectively. As of June 30, 2020, we had federal and state tax credit carryforwards of approximately $14.3 million and $8.1 million, respectively. Our credit carryforwards will begin to expire in the tax year ending June 30, 2030.

We have established valuation allowances that relate to the net operating loss of certain subsidiaries, capital losses, and tax credits. During the year ended June 30, 2020, we recorded a net aggregated decrease of $6.0 million to these valuation allowances. We review the adequacy of individual valuation allowances and release such allowances when it is determined that it is more likely than not that the related benefits will be realized.

We recognized all excess tax benefits and tax deficiencies as income tax expense or benefit in the current year. An income tax benefit of approximately $3.1 million and expense of approximately $1.4 million was recognized in fiscal 2019 and 2020, respectively.

The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	June 30,
	2018	2019	2020
Provision for income taxes at federal statutory rate	28.1%	21.0%	21.0%
Research and development tax credits	(1.4)	(1.6)	(1.6)
Foreign income subject to tax at other than federal statutory rate	(4.8)	2.9	(0.8)
Stock compensation excess tax benefit	(8.8)	(3.2)	(6.7)
Officers’ compensation	—	3.5	4.4
Change in valuation allowance	19.6	(1.8)	(1.3)
Unrecognized tax (benefit) expense	(6.8)	0.1	1.2
Meals and entertainment	1.5	0.4	0.3
Tax on foreign currency gains and losses	(0.1)	0.2	2.1
State tax expense	(1.3)	1.6	1.1
U.S. tax on foreign earnings	2.5	1.0	(2.1)
Changes in prior year estimates	—	—	(6.4)
Mexico imputed income or expense	(3.5)	(0.5)	—
Global intangible low-taxed income, net of foreign tax credits	—	—	1.8
Remeasurement of U.S. net deferred tax assets from 35% to 21%	16.0	—	—
Deemed repatriation of non-U.S. earnings	102.2	—	—
Withholding tax on deemed repatriation foreign earnings	35.8	—	—
Other	—	1.2	(0.4)
Effective income tax rate	179.0%	24.8%	12.6%

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

11.          COMMITMENTS AND CONTINGENCIES

Contingent Acquisition Obligations—Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration caps, the remaining maximum amount of such potential future payments is $21.1 million as of June 30, 2020.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business; and we made $1.6 million of such payments during the fiscal year ended June 30, 2020.

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

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2019 to June 30, 2020 of the contingent consideration liability, which is included in other accrued expenses and current liabilities, and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2019	$16,577
Additions	2,091
Change in fair value	(999)
Payments on contingent earn-out obligations	(3,802)
Ending fair value, June 30, 2020	$13,867

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

Indemnifications and Certain Employment-Related Contingencies—In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of June 30, 2020.

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

The SEC and the DOJ are conducting an investigation of trading in our securities and have each subpoenaed information regarding trading by executives, directors, and employees, as well as our operations and disclosures in and around the time of certain trades. With respect to these trading related matters, in fiscal year 2018, we took action with respect to a senior level employee. At this time, we are unable to predict what, if any, action may be taken by the DOJ or SEC as a result of these trading related investigations, or any penalties or remedial measures these agencies may seek. We place a high priority on compliance with our anticorruption and securities trading policies and are cooperating with each of the government investigations.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

12.          STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In March 2018, the Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of Common Stock, which was completed during the quarter ended March 31, 2020. During fiscal 2018, 2019 and 2020, we repurchased 1,021,458 shares, 288,316 shares and 562,707 shares, respectively, of Common Stock under our then current programs.

In April 2020, the Board of Directors authorized a new share repurchase program of up to 1,000,000 shares of Common Stock. Repurchases may be made from time to time under the program through open-market purchases or privately-negotiated transactions at our discretion. Upon repurchase, the shares are restored to the status of authorized but unissued shares and we record them as a reduction in the number of shares of Common Stock issued and outstanding in our consolidated financial statements. As of June 30, 2020, 1,000,000 shares were available for repurchase under the program authorized in April 2020.  In August 2020, the Board of Directors increased the maximum number of shares to 3,000,000 shares authorized under the stock repurchase program.

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

13.          RELATED-PARTY TRANSACTIONS

In 1994, we, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our Chairman and Chief Executive Officer owns a 10.5% interest, and our Executive Vice President and Director owns a 4.5% ownership interest. Our initial investment was approximately $0.1 million. For each of the years ended June 30, 2018, 2019 and 2020 our equity earnings in the joint venture were less than $0.1 million. We, our Chairman and Chief Executive Officer and our Executive Vice President and Director collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of our subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for fiscal 2018, 2019 and 2020 were approximately $4.6 million, $4.0 million and $2.3 million, respectively. Receivables from the joint venture were $1.1 million and $0.3 million as of June 30, 2019 and 2020, respectively.

14.          EMPLOYEE BENEFIT PLANS

Employee Retirement Savings Plans

We have various qualified employee retirement savings plans. Participants can contribute certain amounts to the plans and we match a certain portion of employee contributions. We contributed approximately $6.3 million, $6.4 million and $6.5 million to the plans for the fiscal years ended June 30, 2018, 2019 and 2020, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

Deferred Compensation Plan

We have a deferred compensation plan, which meets the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that selected employees are eligible to defer up to 80% of their salaries and up to 100% of their bonuses. We may also make employer contributions to participant accounts in certain circumstances. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings are subject to a vesting schedule dependent upon years of service to us and, also, vest completely upon the participant’s disability or death while employed by us or immediately prior to a change of control. We made contributions of $0.5 million, for each of fiscal year 2018, 2019 and 2020. As of June 30, 2020, we held assets of $26.5 million and liabilities of $25.7 million related to this plan. Assets related to this plan are included in other assets and liabilities related to this plan are included in other long-term liabilities in the consolidated balance sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.

Employee Pension Plans

We sponsor a number of qualified and nonqualified pension plans for our employees at certain locations. In accordance with accounting standards for employee pension and postretirement benefits, we fully recognize the overfunded or underfunded status of each of our defined benefit plans as an asset or liability in the consolidated balance sheets. The asset or liability equals the difference between the fair value of the plans’ assets and their benefit obligations. The liabilities associated with underfunded plans are classified as noncurrent, except to the extent the fair value of the plans’ assets is less than the plans’ estimated benefit payments over the next 12 months. We measure our pension and postretirement benefit plans’ assets and benefit obligations as of June 30.

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for fiscal years 2019 and 2020, and a statement of the funded status as of June 30, 2019 and 2020 (in thousands):

	2019	2020
Change in Benefit Obligation
Benefit obligation at beginning of year	$13,780	$14,059
Translation adjustment	(166)	(155)
Interest costs	457	442
Service costs	223	—
Amendment	—	1,260
Actuarial (gain) loss	(82)	770
Benefits paid	(153)	(151)
Benefit obligation at end of year	14,059	16,225
Change in Plan Assets
Fair value of plan assets at beginning of year	5,870	5,781
Translation adjustment	(183)	(156)
Actual return on plan assets	201	(160)
Benefits paid	(107)	(107)
Fair value of plan assets at end of year	5,781	5,358
Funded status and net amount recognized	$(8,278)	$(10,867)
Amount recognized in consolidated balance sheets consists of:
Investments	$1,034	$226
Accrued pension liability	(9,312)	(11,093)
Accumulated other comprehensive income	1,019	3,424

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

One of our defined benefit pension plans is considered a nonqualified plan, therefore we have funded a separate rabbi trust which comprises insurance company contracts with fair values of $10.6 million and $10.7 million as of June 30, 2019 and 2020, respectively. These amounts are not included in the fair value of plan assets in the table above.

The following table provides the net periodic benefit costs for the fiscal years ended June 30, (in thousands):

	2018	2019	2020
Net Periodic Benefit Costs
Interest costs	$467	$457	$442
Service costs	—	223	—
Expected return on plan assets	(203)	(270)	(251)
Amortization of prior service costs	249	56	(61)
Recognized actuarial loss	305	103	34
Net periodic benefit cost	$818	$569	$164

Plan Assumptions

	2019	2020
Weighted average assumptions at year-end:
Discount rate	3.2%	2.7%
Expected return on plan assets	4.4%	4.2%
Rate of compensation increase	—%	—%

The long term return on assets has been derived from the weighted average of assumed returns on each of the major asset categories. The weighted average is based on the actual proportion of each major asset class held, rather than a benchmark portfolio of assets. The expected returns for each major asset class have been derived from a combination of both historical market returns and current market data as well as the views of a range of investment managers. There is no assumed rate of compensation increase as most of the plan participants are retirees or no longer employed by OSI.

Plan Assets and Investment Policy

	Fiscal year ended		Fiscal year ended
	June 30, 2019		June 30, 2020
	Proportion of	Expected Rate	Proportion of	Expected Rate
	Fair Value	of Return	Fair Value	of Return
Equity securities	82%	5.2%	80%	5.0%
Debt securities	17%	1.0%	19%	1.0%
Cash	1%	0.5%	1%	0.5%
Combined	100%	4.4%	100%	4.2%

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

FOR THE THREE YEARS ENDED JUNE 30, 2020

Day-to-day equities selection decisions are delegated to investment managers, although these are monitored against performance and risk targets. Due to the nature of the pooled funds, there are no significant holdings in any single company (greater than 5% of the total assets). The investment strategy is reviewed on a regular basis, based on the results of third-party liability studies.

Projected Benefit Payments

The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2020 (in thousands):

Pension Benefits
July 1, 2020 to June 30, 2021	176
July 1, 2021 to June 30, 2022	179
July 1, 2022 to June 30, 2023	200
July 1, 2023 to June 30, 2024	5,843
July 1, 2024 to June 30, 2025	1,393
July 1, 2025 to June 30, 2030	6,258

Company Contribution

As of June 30, 2020, our weighted average contribution rate is under 1% of pensionable salaries. No significant company contributions are expected for fiscal 2021.

15.         SEGMENT INFORMATION

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

	2018
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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

	2019
			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$747,550	$188,477	$246,088	$—	$—	$1,182,115
Revenue between product segments	—	—	42,542	—	(42,542)	—
Total revenues	$747,550	$188,477	$288,630	$—	(42,542)	$1,182,115
Income (loss) from operations	$97,426	$12,277	$29,519	$(30,598)	$(850)	$107,774
Segments assets	$793,810	$157,639	$237,851	$79,498	$(3,934)	$1,264,864
Capital expenditures	$15,830	$1,372	$4,760	$5,450	$—	$27,412
Depreciation and amortization	$39,788	$5,426	$9,269	$1,751	$—	$56,234

	2020
			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$742,043	$185,322	$238,679	$—	$—	$1,166,044
Revenue between product segments	—	—	45,149	—	(45,149)	—
Total revenues	$742,043	$185,322	$283,828	$—	(45,149)	$1,166,044
Income (loss) from operations	$90,063	$15,766	$30,566	$(31,630)	$122	$104,887
Segments assets	$758,054	$208,857	$232,408	$109,178	$(39,956)	$1,268,541
Capital expenditures	$8,648	$1,404	$6,291	$4,045	$—	$20,388
Depreciation and amortization	$34,907	$4,390	$8,785	$1,676	$—	$49,758

The following tables present the revenues and identifiable assets by geographical area (in thousands):

	2018
	External	Intersegment	Total	Long-lived	Long-lived
	revenues	revenues	Consolidated	tangible assets	assets
Geographic region:
United States	$552,677	$9,221	$561,898	$103,582	$457,516
Mexico	106,472	—	106,472	12,143	12,143
Other Americas	25,060	—	25,060	4,027	29,491
Total Americas	684,209	9,221	693,430	119,752	499,150
United Kingdom	231,909	162	232,071	21,916	71,126
Other Europe, Middle East and Africa	25,694	—	25,694	9,993	13,458
Total EMEA	257,603	162	257,765	31,909	84,584
Asia-Pacific	147,474	35,204	182,678	16,512	18,653
Eliminations	—	(44,587)	(44,587)	N/A	N/A
Total	$1,089,286	$—	$1,089,286	$168,173	$602,387

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2020

	2019
	External	Intersegment	Total	Long-lived	Long-lived
	revenues	revenues	Consolidated	tangible assets	assets
Geographic region:
United States	$565,316	$10,107	$575,423	$117,414	$476,314
Mexico	71,225	—	71,225	436	436
Other Americas	45,804	—	45,804	3,178	27,039
Total Americas	682,345	10,107	692,452	121,028	503,789
United Kingdom	292,297	214	292,511	30,282	80,896
Other Europe, Middle East and Africa	30,484	—	30,484	8,833	12,237
Total EMEA	322,781	214	322,995	39,115	93,133
Asia-Pacific	176,989	32,221	209,210	19,763	23,046
Eliminations	—	(42,542)	(42,542)	N/A	N/A
Total	$1,182,115	$—	$1,182,115	$179,906	$619,968

	2020
	External	Intersegment	Total	Long-lived	Long-lived
	revenues	revenues	Consolidated	tangible assets	assets
Geographic region:
United States	$571,134	$16,515	$587,649	$118,322	$475,856
Mexico	66,626	—	66,626	974	974
Other Americas	45,896	—	45,896	8,539	29,551
Total Americas	683,656	16,515	700,171	127,835	506,381
United Kingdom	268,940	529	269,469	21,823	75,382
Other Europe, Middle East and Africa	46,099	—	46,099	7,252	10,611
Total EMEA	315,039	529	315,568	29,075	85,993
Asia-Pacific	167,349	28,105	195,454	23,972	27,414
Eliminations	—	(45,149)	(45,149)	N/A	N/A
Total	$1,166,044	$—	$1,166,044	$180,882	$619,788

Pursuant to Accounting Standards Codification 280 “Segment Reporting,” external revenues are attributed to individual countries based upon the location of our selling entity.

* * * * * *

SUPPLEMENTARY DATA

UNAUDITED QUARTERLY RESULTS

The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2019 and 2020 (in thousands, except per share data):

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
	2018	2018	2019	2019

	(Unaudited)
Revenues	$266,249	$303,205	$304,284	$308,377
Costs of goods sold	170,336	192,861	192,968	195,355
Gross profit	95,913	110,344	111,316	113,022
Operating expenses:
Selling, general and administrative	61,707	67,097	67,278	66,402
Research and development	13,753	12,805	13,695	16,256
Impairment, restructuring and other charges	4,196	(1,265)	(1,777)	2,674
Total operating expenses	79,656	78,637	79,196	85,332
Income from operations	16,257	31,707	32,120	27,690
Interest and other expense, net	(5,332)	(5,620)	(5,595)	(5,063)
Income before income taxes	10,925	26,087	26,525	22,627
Provision for income taxes	(1,523)	(6,980)	(6,899)	(5,966)
Net income	$9,402	$19,107	$19,626	$16,661
Basic earnings per common share	$0.52	$1.06	$1.09	$0.92
Diluted earnings per common share	$0.50	$1.03	$1.05	$0.89

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
	2019	2019	2020	2020

	(Unaudited)
Revenues	$290,852	$305,342	$292,883	$276,967
Costs of goods sold	191,641	194,569	183,776	175,419
Gross profit	99,211	110,773	109,107	101,548
Operating expenses:
Selling, general and administrative	62,177	63,902	65,576	60,306
Research and development	14,246	14,881	15,358	12,823
Impairment, restructuring and other charges	(2,099)	(929)	4,548	4,963
Total operating expenses	74,324	77,854	85,482	78,092
Income from operations	24,887	32,919	23,625	23,456
Interest and other expense, net	(4,736)	(4,844)	(4,706)	(4,479)
Income before income taxes	20,151	28,075	18,919	18,977
Provision for income taxes	592	(7,089)	639	(5,012)
Net income	$20,743	$20,986	$19,558	$13,965
Basic earnings per common share	$1.14	$1.15	$1.08	$0.78
Diluted earnings per common share	$1.10	$1.12	$1.06	$0.76

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION

3.1	Certificate of Incorporation of OSI Systems, Inc. (1)
3.2	Bylaws of OSI Systems, Inc. (1)
4.1	Form of Common Stock Certificate (1)
4.2

Indenture (including the form of Note) related to the 1.25% Convertible Senior Notes due 2022, dated as of February 22, 2017, between OSI Systems, Inc. and Branch Banking and Trust Company, as trustee (14)

4.3	Form of 1.25% Convertible Senior Note due 2022 (included in Exhibit 4.2) (14)
4.4*	Description of Capital Stock
10.1†	Amended and Restated OSI Systems, Inc. Deferred Compensation Plan (2)
10.2†	OSI Systems, Inc. Nonqualified Defined Benefit Plan (3)
10.3†	Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan (4)
10.4†	First Amendment to Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan (17)
10.5†	Form of Indemnification Agreement for Directors and Executive Officers of OSI Systems, Inc. (5)
10.6	Sixth Amendment to Credit Agreement dated April 23, 2019 between Wells Fargo Bank, N.A. and OSI Systems, Inc. (15)
10.7†	Amended and Restated 2006 Equity Participation Plan of OSI Systems, Inc. (6)
10.8†	Employment Agreement effective as of January 1, 2012 between Deepak Chopra and OSI Systems, Inc. (7)
10.9†	Amendment to Employment Agreement effective as of July 1, 2015 between Deepak Chopra and OSI Systems, Inc. (12)
10.10†	Second Amendment to Employment Agreement effective as of December 31, 2017 by and between Deepak Chopra and OSI Systems, Inc. (8)
10.11†	Employment Agreement effective as of January 1, 2012 between Alan Edrick and OSI Systems, Inc. (7)
10.12†	Amendment to Employment Agreement effective as of July 1, 2015 between Alan Edrick and OSI Systems, Inc. (12)
10.13†	Employment Agreement effective as of January 1, 2012 between Ajay Mehra and OSI Systems, Inc. (7)
10.14†	Amendment to Employment Agreement effective as of May 1, 2015 between Ajay Mehra and OSI Systems, Inc. (13)
10.15†	Second Amendment to Employment Agreement effective April 29, 2019 between Ajay Mehra and OSI Systems, Inc. (18)
10.16†	Employment Agreement effective as of January 1, 2012 between Victor Sze and OSI Systems, Inc. (7)
10.17†	Amendment to Employment Agreement effective as of July 1, 2015 between Victor Sze and OSI Systems, Inc. (12)
10.18†	Second Amendment to Employment Agreement effective April 29, 2019 between Victor Sze and OSI Systems, Inc. (18)
10.19†	Offer Letter dated July 3, 2017 between Malcolm Maginnis and OSI Systems, Inc. (16)
10.20†	Amended and Restated Retirement Benefit Award Agreement effective as of December 31, 2017 by and between Deepak Chopra and OSI Systems, Inc. (8)
10.21†*	First Amendment to Amended and Restated Retirement Benefit Award Agreement effective as of June 19, 2020 by and between Deepak Chopra and OSI Systems, Inc.
10.22†*	Second Amendment to Amended and Restated Retirement Benefit Award Agreement effective as of August 19, 2020 by and between Deepak Chopra and OSI Systems, Inc.
10.23†	Amended and Restated OSI Systems, Inc. 2012 Incentive Award Plan (9)
10.24†	Form of Restricted Stock Award Agreement (10)
10.25†	Form of Restricted Stock Unit Award Agreement (10)
10.26†	Form of Stock Option Agreement (10)
14.1	OSI Systems, Inc. Code of Ethics and Conduct effective May 23, 2016 (11)
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification Pursuant to Section 302
31.2*	Certification Pursuant to Section 302
32.1*	Certification Pursuant to Section 906
32.2*	Certification Pursuant to Section 906
101.1	The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2020 formatted in XBRL (eXtensible Business Reporting Language) as follows:
(i) the consolidated balance sheets
(ii) the consolidated statements of operations
(iii) the consolidated statements of comprehensive income
(iv) the consolidated statements of stockholders’ equity
(v) the consolidated statements of cash flows

No.	EXHIBIT DESCRIPTION

(vi) the notes to the consolidated financial statements, tagged in summary and detail
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith
†	Denotes a management contract or compensatory plan or arrangement.
(1)	Previously filed with our Current Report on Form 8-K filed on March 8, 2010.
(2)	Previously filed with our Quarterly Report on Form 10-Q filed on May 2, 2014.
(3)	Previously filed with our Current Report on Form 8-K filed on October 10, 2008.
(4)	Previously filed with our Quarterly Report on Form 10-Q filed on October 24, 2014.
(5)	Previously filed with our Annual Report on Form 10-K filed on August 27, 2010.
(6)	Previously filed with our Current Report on Form 8-K filed on December 1, 2010.
(7)	Previously filed with our Current Report on Form 8-K filed on April 6, 2012.
(8)	Previously filed with our Current Report on Form 8-K filed on January 5, 2018.
(9)	Previously filed with our Proxy Statement on Schedule 14A filed on October 23, 2017.
(10)	Previously filed with our Registration Statement on Form S-8 filed on August 16, 2013.
(11)	Previously filed with our Current Report on Form 8-K filed on May 23, 2016.
(12)	Previously filed with our Quarterly Report on Form 10-Q filed on January 28, 2016.
(13)	Previously filed with our Quarterly Report on Form 10-Q filed on October 30, 2015.
(14)	Previously filed with our Current Report on Form 8-K filed on February 22, 2017.
(15)	Previously filed with our Current Report on Form 8-K filed on April 23, 2019.
(16)	Previously filed with our Quarterly Report on Form 10-Q filed on October 26, 2018.
(17)	Previously filed with our Proxy Statement on Schedule 14A filed on October 21, 2016.
(18)	Previously filed with our Quarterly Report on Form 10-Q filed on May 2, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC. (Registrant)

Date: August 21, 2020	By:	/s/ ALAN EDRICK Alan Edrick, Executive Vice President & Chief Financial Officer

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

Name	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 21, 2020

/s/ ALAN EDRICK Alan Edrick	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 21, 2020

/s/ WILLIAM F. BALLHAUS, JR. William F. Ballhaus, Jr.	Director	August 21, 2020

/s/ GERALD CHIZEVER Gerald Chizever	Director	August 21, 2020

/s/ STEVEN C. GOOD Steven C. Good	Director	August 21, 2020

/s/ JAMES B. HAWKINS James B. Hawkins	Director	August 21, 2020

/s/ MEYER LUSKIN Meyer Luskin	Director	August 21, 2020

/s/ KELLI BERNARD Kelli Bernard	Director	August 21, 2020

II-2