Form 10-Q
period 2020-09-30
OSI SYSTEMS INC
filed 2020-10-30
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 27, 2020, there were 17,920,788 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	September 30,
	2020	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,102	$76,925
Accounts receivable, net	269,840	253,149
Inventories	241,226	255,434
Prepaid expenses and other current assets	30,541	29,285
Total current assets	617,709	614,793
Property and equipment, net	127,936	127,705
Goodwill	310,627	315,511
Intangible assets, net	128,279	134,781
Other assets	83,990	78,158
Total assets	$1,268,541	$1,270,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$59,000	$51,000
Current portion of long-term debt	926	898
Accounts payable	84,940	92,605
Accrued payroll and related expenses	46,127	31,816
Advances from customers	28,155	41,117
Other accrued expenses and current liabilities	110,953	116,501
Total current liabilities	330,101	333,937
Long-term debt	267,072	269,356
Deferred income taxes	5,846	3,153
Other long-term liabilities	93,370	106,962
Total liabilities	696,389	713,408
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value— 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 18,011,982 shares at June 30, 2020 and 17,912,541 shares at September 30, 2020	122,553	95,084
Retained earnings	474,793	484,137
Accumulated other comprehensive loss	(25,194)	(21,681)
Total stockholders’ equity	572,152	557,540
Total liabilities and stockholders’ equity	$1,268,541	$1,270,948

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2019	2020
Net revenues:
Products	$209,761	$182,747
Services	81,091	72,161
Total net revenues	290,852	254,908
Cost of goods sold:
Products	146,342	124,841
Services	45,299	34,316
Total cost of goods sold	191,641	159,157
Gross profit	99,211	95,751
Operating expenses:
Selling, general and administrative	62,177	58,617
Research and development	14,246	12,082
Impairment, restructuring and other charges (benefit), net	(2,099)	8,359
Total operating expenses	74,324	79,058
Income from operations	24,887	16,693
Interest and other expense, net	(4,736)	(4,189)
Income before income taxes	20,151	12,504
(Provision) benefit for income taxes	592	(3,160)
Net income	$20,743	$9,344
Earnings per share:
Basic	$1.14	$0.52
Diluted	$1.10	$0.51
Shares used in per share calculation:
Basic	18,259	18,051
Diluted	18,903	18,335

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2019	2020
Net income	$20,743	$9,344
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,052)	3,454
Other	10	59
Other comprehensive income (loss)	(3,042)	3,513
Comprehensive income	$17,701	$12,857

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended September 30, 2019
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2019	18,167,020	$168,913	$399,541	$(16,727)	$551,727
Exercise of stock options	167,306	2,832	—	—	2,832
Vesting of RSUs	360,866	—	—	—	—
Shares issued under employee stock purchase program	34,837	2,065	—	—	2,065
Stock-based compensation expense	—	6,416	—	—	6,416
Repurchase of common stock	(126,051)	(13,262)	—	—	(13,262)
Taxes paid related to net share settlement of equity awards	(246,514)	(25,915)	—	—	(25,915)
Net income	—	—	20,743	—	20,743
Other comprehensive loss	—	—	—	(3,042)	(3,042)
Balance—September 30, 2019	18,357,464	$141,049	$420,284	$(19,769)	$541,564

	Three Months Ended September 30, 2020
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2020	18,011,982	$122,553	$474,793	$(25,194)	$572,152
Exercise of stock options	69,195	80	—	—	80
Vesting of RSUs	286,701	—	—	—	—
Shares issued under employee stock purchase program	32,641	2,022	—	—	2,022
Stock-based compensation expense	—	6,109	—	—	6,109
Repurchase of common stock	(320,136)	(24,816)	—	—	(24,816)
Taxes paid related to net share settlement of equity awards	(167,842)	(10,864)	—	—	(10,864)
Net income	—	—	9,344	—	9,344
Other comprehensive income	—	—	—	3,513	3,513
Balance—September 30, 2020	17,912,541	$95,084	$484,137	$(21,681)	$557,540

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2019	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,743	$9,344
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	13,539	10,002
Stock-based compensation expense	6,416	6,109
Deferred income taxes	(3)	96
Amortization of debt discount and issuance costs	2,308	2,400
Impairment charges	—	552
Provision (benefit) for loss on accounts receivable	(221)	2,916
Other	160	16
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(6,940)	14,356
Inventories	4,167	(14,278)
Prepaid expenses and other assets	(13,272)	3,377
Accounts payable	7,594	7,358
Accrued payroll and related expenses	(11,675)	(9,469)
Advances from customers	6,673	12,773
Deferred revenue	(4,459)	5,355
Other	(192)	2,925
Net cash provided by operating activities	24,838	53,832
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(6,026)	(3,780)
Purchases of certificates of deposit	—	(1,815)
Proceeds from maturities of certificates of deposit	—	700
Acquisition of business, net of cash acquired	—	(3,000)
Payments for intangible and other assets	(2,088)	(4,446)
Net cash used in investing activities	(8,114)	(12,341)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on bank lines of credit	7,000	(8,000)
Proceeds from long-term debt	198	156
Payments on long-term debt	(253)	(303)
Proceeds from exercise of stock options and employee stock purchase plan	4,897	2,102
Payments of contingent consideration	(144)	(121)
Repurchases of common stock	(13,262)	(24,816)
Taxes paid related to net share settlement of equity awards	(25,915)	(10,864)
Net cash used in financing activities	(27,479)	(41,846)
Effect of exchange rate changes on cash	(419)	1,178
Net change in cash and cash equivalents	(11,174)	823
Cash and cash equivalents—beginning of period	96,316	76,102
Cash and cash equivalents—end of period	$85,142	$76,925
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$2,986	$3,015
Income taxes	$4,098	$1,735

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the operating results to be expected for the full 2021 fiscal year or any future periods.

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

Earnings Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. The underlying equity component of the 1.25% convertible senior notes due 2022 (the “Notes”) discussed in Note 8 to the condensed consolidated financial statements will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price because the principal amount of the Notes is intended to be settled in cash upon conversion. The dilutive effect of the Notes is included in the calculation below for the three months ended September 30, 2019. There was no dilutive effect of the Notes for the three months ended September 30, 2020.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2019	2020
Net income available to common stockholders	$20,743	$9,344

Weighted average shares outstanding—basic	18,259	18,051
Dilutive effect of equity awards	628	284
Dilutive effect of the Notes	16	—
Weighted average shares outstanding—diluted	18,903	18,335

Basic earnings per share	$1.14	$0.52
Diluted earnings per share	$1.10	$0.51
Shares excluded from diluted earnings per share due to their anti-dilutive effect	84	87

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $76.9 million at September 30, 2020. Of this amount, approximately 76% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, Malaysia, Canada, Singapore, India and Australia and to a lesser extent in Mexico, Germany and Albania among other countries. We have cash holdings in financial institutions that exceed insured limits for such institutions; however, we mitigate this risk by utilizing international financial institutions of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments and foreign currency forward contracts. The carrying values of financial instruments, other than long-term debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values, as the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of September 30, 2020.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Level 1 category includes assets and liabilities measured at quoted prices in active markets for identical assets and liabilities. The Level 2 category includes assets and liabilities measured from observable inputs other than quoted market prices. The Level 3 category includes assets and liabilities for which valuation inputs are unobservable and significant to the fair value measurement. Our contingent payment obligations related to acquisitions, which are further discussed in Note 10 to the condensed consolidated financial statements, are in the Level 3 category for valuation purposes.

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2020				September 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets :
Insurance company contracts	$—	$37,155	$—	$37,155	$—	$39,724	$—	$39,724
Liabilities:
Contingent consideration	$—	$—	$13,867	$13,867	$—	$—	$21,015	$21,015

Derivative Instruments and Hedging Activity

Our use of derivatives consists of foreign currency forward contracts. These forward contracts are utilized to partially mitigate certain balance sheet exposures and used as a net investment hedge for a foreign subsidiary to protect against potential changes resulting from short-term foreign currency fluctuations. These contracts have original maturities of up to three months.  We do not use hedging instruments for speculative purposes.

The net investment hedge has been designated as a hedge instrument and accounted for under ASC 815 “Derivatives and Hedging” (ASC 815).  Hedge effectiveness is assessed using the spot method, consistent with guidance in ASC 815 whereby the change in fair value of the forward contract is recorded in the same manner as the related currency translation adjustments, within other comprehensive income, as the hedging instrument is expected to be fully effective unless the amount hedged exceeds the net investment in the foreign operation, or the foreign operation is liquidated.  We initiated the net investment hedge during the three months ended September 30, 2020 and the amount recorded in other comprehensive income was not significant for such period.

The net gains or losses from the foreign currency forward contracts for balance sheet exposures, which are not designated as hedge instruments, are reported in the consolidated income statement immediately.  We initiated these forward contracts during the three months ended September 30, 2020 and the amounts reported in the consolidated income statement were not significant for such period.  The fair value of our forward foreign exchange contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term.  Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities.  As of September 30, 2020 we held foreign currency forward contracts with notional amounts totalling $37.5 million. Unrealized gains and losses from the forward currency forward contracts as of September 30, 2020 were not significant. There were no derivative instruments as of June 30, 2020.

Recently Adopted Accounting Pronouncements

Retirement Benefit Plans

In August 2018, the FASB issued authoritative guidance under Accounting Standards Update (“ASU”) 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other post-retirement plans. We adopted this new guidance in the first quarter of fiscal 2021, and it did not have a significant impact on our disclosures in the consolidated financial statements.

Intangibles

In August 2018, the FASB issued authoritative guidance under ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. We adopted this new guidance in the first quarter of fiscal 2021, and it did not have a significant impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate. ASU 2020-06 also provides for certain disclosures with regard to convertible instruments and associated fair values. We are required to adopt this new guidance in the first quarter of fiscal 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the potential impact of adoption of this guidance on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which temporarily simplifies the accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. Modifications to debt agreements for a change in the reference interest rate will be accounted for by prospectively adjusting the effective interest rate.  The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference interest rates, however the adoption of this new guidance for modifications to contracts, if any, is not expected to have a significant impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles of ASC 740, and is intended to improve consistency and simplify GAAP by clarifying and amending existing guidance for income taxes and related topics. We are required to adopt this new guidance in the first quarter of fiscal 2022. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the potential impact of adoption of this guidance on our consolidated financial statements.

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

Fiscal Year 2021 Business Acquisition

In July 2020 we (through our Healthcare division) acquired a privately-held software development company for $3.0 million, plus up to $12.0 million in potential contingent consideration. The goodwill recognized for this business is deductible for income tax purposes.  This acquisition was financed with available cash on hand.  This business acquisition was not material to our consolidated financial statements. Accordingly, pro-forma historical results of operations and certain other disclosures related to this business have not been presented.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,	September 30,
Accounts receivable, net	2020	2020
Accounts receivable	$287,488	$273,515
Less allowance for doubtful accounts	(17,648)	(20,366)
Total	$269,840	$253,149

	June 30,	September 30,
Inventories	2020	2020
Raw materials	$132,797	$142,404
Work-in-process	50,023	58,363
Finished goods	58,406	54,667
Total	$241,226	$255,434

	June 30,	September 30,
Property and equipment, net	2020	2020
Land	$16,516	$16,523
Buildings, civil works and improvements	57,709	57,796
Leasehold improvements	9,052	9,158
Equipment, furniture and fixtures	149,310	151,568
Computer software	18,217	21,932
Computer software implementation in process	11,817	10,131
Construction in process	3,598	3,909
Total	266,219	271,017
Less accumulated depreciation and amortization	(138,283)	(143,312)
Property and equipment, net	$127,936	$127,705

Depreciation and amortization expense for property and equipment was $5.1 million and $5.2 million for the three months ended September 30, 2019 and 2020, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the three-month period ended September 30, 2020 were as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2020	$203,627	$39,983	$67,017	$310,627
Goodwill acquired or adjusted during the period	498	3,244	—	3,742
Foreign currency translation adjustment	149	113	880	1,142
Balance as of September 30, 2020	$204,274	$43,340	$67,897	$315,511

Intangible assets consisted of the following (in thousands):

		June 30, 2020			September 30, 2020
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	8 years	$41,332	$(16,295)	$25,037	$44,436	$(16,344)	$28,092
Patents	19 years	9,962	(2,584)	7,378	10,214	(2,845)	7,369
Developed technology	10 years	55,719	(19,556)	36,163	60,945	(21,167)	39,778
Customer relationships/backlog	7 years	64,128	(32,110)	32,018	63,550	(33,172)	30,378
Total amortizable assets		171,141	(70,545)	100,596	179,145	(73,528)	105,617
Non-amortizable assets:
IPR&D		533	—	533	533	—	533
Trademarks		27,150	—	27,150	28,631	—	28,631
Total intangible assets		$198,824	$(70,545)	$128,279	$208,309	$(73,528)	$134,781

Amortization expense related to intangible assets was $4.9 million and $4.8 million for the three-month periods ended September 30, 2019 and 2020, respectively.

At September 30, 2020, the estimated future amortization expense for intangible assets was as follows (in thousands):

2021 (remaining 9 months)	$13,977
2022	17,804
2023	17,457
2024	16,774
2025	12,691
Thereafter	26,914
Total	$105,617

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product by product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended September 30, 2019 and 2020, we capitalized software development costs in the amounts of $1.3 million and $4.1 million, respectively.

5. Contract Assets and Liabilities

We enter into contracts to sell products and provide services, and we recognize contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to ASC 606. When we recognize revenue in advance of the point in time at which contracts give us the right to invoice a customer, we record this as unbilled revenue, which is included in accounts receivable, net, on the consolidated balance sheet. We may also receive consideration, per the terms of a contract, from customers prior to transferring goods to the customer. We record customer deposits as contract liabilities. Additionally, we may receive payments, most typically under service and warranty contracts, at the onset of the contract and before services have been performed. In such instances, we record a deferred revenue liability.  We recognize these contract liabilities as sales after all revenue recognition criteria are met.

Contract assets and liabilities were as follows (in thousands):

	June 30,	September 30,
Contract Assets:	2020	2020	Change	% Change
Unbilled revenue	$43,011	$53,463	$10,452	24%

Contract Liabilities:
Advances from customers	$28,155	$41,117	$12,962	46%
Deferred revenue—current	32,863	37,508	4,645	14%
Deferred revenue—long-term	13,214	14,029	815	6%

Contract assets increased during the three months ended September 30, 2020 primarily due to satisfaction of performance obligations for cargo and vehicle inspection systems in our Security division which have not yet been billed to customers. The increase in contract liabilities was primarily due to receipt of contract deposits and additional performance obligations in our Security division.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $297.6 million. We expect to recognize revenue on approximately 51% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the three months ended September 30, 2020, we recognized revenue of $19.1 million from contract liabilities existing at the beginning of the period.

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

6. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended September 30,
	2019	2020
Operating lease cost	$2,649	$2,533
Variable lease cost	138	258
Short-term lease cost	209	212
	$2,996	$3,003

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2020	September 30, 2020
Operating lease ROU assets, net	Other assets	$27,936	$25,417

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$8,537	$8,006
Operating lease liabilities, long-term	Other long-term liabilities	19,713	18,235
Total operating lease liabilities		$28,250	$26,241

Weighted average remaining lease term			4.5 years
Weighted average discount rate			4.3%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,
	2019	2020
Cash paid for operating lease liabilities	$2,572	$2,580
ROU assets obtained in exchange for new lease obligations	1,313	122

Maturities of operating lease liabilities at September 30, 2020 were as follows (in thousands):

September 30, 2020
Less than one year	$8,919
1 – 2 years	6,220
2 – 3 years	4,377
3 – 4 years	3,764
4 – 5 years	2,399
Thereafter	3,407
29,086
Less: imputed interest	(2,845)
Total lease liabilities	$26,241

7. Impairment, Restructuring and Other Charges

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

During the three months ended September 30, 2020, we commenced exit activities associated with an expired turnkey contract in Mexico whereby we incurred non-recurring charges totaling $6.9 million comprised of exit costs of $2.5 million for employee terminations, facility closure and other exit costs of $1.1 million, direct transaction costs of $2.7 million and impairment of a right-of-use asset of $0.6 million. We also conducted other operational efficiency activites which resulted in employee termination costs of $1.4 million and other costs of $0.1 million. The following tables summarize impairment, restructuring and other charges (benefit), net for the periods set forth below (in thousands):

	Three Months Ended September 30, 2019
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Employee termination costs (benefit)	$—	$—	$(13)	$71	$58
Legal recoveries, net	—	—	—	(2,157)	(2,157)
	$—	$—	$(13)	$(2,086)	$(2,099)

	Three Months Ended September 30, 2020
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Impairment charges	$552	$—	$—	$—	$552
Employee termination costs	3,737	—	146	—	3,883
Mexico transaction costs	2,692	—	—	—	2,692
Facility closures/consolidation	1,272	—	—	—	1,272
Legal recoveries, net	—	—	—	(40)	(40)
Total expensed	$8,253	$—	$146	$(40)	$8,359

The changes in the accrued liability for restructuring and other charges for the three-month period ended September 30, 2020 were as follows (in thousands):

		Facility
	Employee	Closure/
	Termination	Consolidation	Legal Costs and
	Costs	Cost	Settlements	Total
Balance as of June 30, 2020	$545	$201	$1,882	$2,628
Restructuring and other charges (benefit), net	3,883	1,272	(40)	5,115
Payments, adjustments and reimbursements, net	(4,128)	(1,473)	(3)	(5,604)
Balance as of September 30, 2020	$300	$—	$1,839	$2,139

8. Borrowings

Revolving Credit Facility

We have a revolving credit facility with an aggregate committed amount of up to $535 million which matures in April 2024. The credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.0% as of September 30, 2020 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). The LIBOR index is expected to be discontinued by the end of calendar year 2021. The terms of our credit facility allow for replacement if that occurs. Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bears a commitment fee of 0.10% as of September 30, 2020 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of September 30, 2020, there was $51.0 million of borrowings outstanding under the revolving credit facility and $75.4 million outstanding under the letters of credit sub facility. The amount available to borrow under the credit facility as of September 30, 2020 was $408.6 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each revolving loan is due and payable in full on the maturity date. We have the right to repay each revolving loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under this revolving facility. Therefore, borrowings under the credit facility are included in current liabilities. As of September 30, 2020, we were in compliance with all covenants under this credit facility.

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

Pursuant to ASC 470-20, we allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long -term debt in the consolidated balance sheet and being amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for the three months ended September 30, 2020 related to the Notes was $3.3 million, which consisted of $0.9 million of contractual interest expense, $2.1 million of debt discount amortization and $0.3 million of amortization of debt issuance costs. For the three months ended September 30, 2019, the total interest expense was $3.2 million, which consisted of $0.9 million of contractual interest expense, $2.0 million of debt discount amortization and $0.3 million of amortization of debt issuance costs. As of June 30, 2020 and September 30, 2020, the respective unamortized debt discounts were $19.1 million and $17.0 million, which are being amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.5%. The unamortized debt issuance cost of $2.5 million and $2.3 million as of June 30, 2020 and September 30, 2020, respectively, is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of September 30, 2020, $57.4 million was outstanding under these letter-of-credit facilities. As of September 30, 2020, the total amount available under these credit facilities was $14.7 million.

Long-term debt consisted of the following (in thousands):

	June 30,	September 30,
	2020	2020
1.25% convertible notes due 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(19,075)	(16,969)
Unamortized debt issuance costs	(2,547)	(2,253)
	265,878	268,278
Other long-term debt	2,120	1,976
	267,998	270,254
Less current portion of long-term debt	(926)	(898)
Long-term portion of debt	$267,072	$269,356

9. Stockholders’ Equity

Stock-based Compensation

As of September 30, 2020, we maintained the Amended and Restated 2012 Incentive Award Plan (the "2012 Plan ") and the Amended and Restated 2006 Equity Participation Plan ("2006 Plan") as stock-based employee compensation plans. No further grants may be made under the 2006 Plan. The 2012 Plan and the 2006 Plan are collectively referred to as the "OSI Plans."

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2019	2020
Cost of goods sold	$171	$179
Selling, general and administrative	6,085	5,785
Research and development	160	145
Stock-based compensation expense	$6,416	$6,109

As of September 30, 2020, total unrecognized compensation cost related to share-based compensation grants under the OSI Plans were estimated at $0.4 million for stock options and $27.7 million for RSUs. We expect to recognize these costs over a weighted average period of 1.8 years with respect to the stock options and 1.8 years for grants of RSUs.

The following summarizes stock option activity during the three months ended September 30, 2020:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2020	326,304	$44.41
Granted	526	75.96
Exercised	(69,195)	27.42
Expired or forfeited	(1,009)	85.87
Outstanding at September 30, 2020	256,626	48.89	2.8 years	$7,814
Exercisable at September 30, 2020	228,022	43.97	2.0 years	7,756

The following summarizes RSU award activity during the three months ended September 30, 2020:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2020	423,590	$88.68
Granted	303,071	80.13
Vested	(286,701)	86.38
Forfeited	(2,270)	86.09
Nonvested at September 30, 2020	437,690	$84.28

As of September 30, 2020, there were approximately 0.5 million shares available for grant under the 2012 Plan.  Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 80,326 and 136,242 performance-based RSUs during the three months ended September 30, 2019 and 2020, respectively. These performance based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 280% of the original number of shares or units awarded.

Stock Repurchase Program

In April 2020, the Board of Directors authorized a share repurchase program of up to 1,000,000 shares of common stock. In August 2020, the Board of Directors increased the maximum number of shares to 3,000,000 shares authorized under the stock repurchase program. This program does not expire unless our Board of Directors acts to terminate the program. The timing and actual numbers of shares purchased depends on a variety of factors, including stock price, general business and market conditions and other investment opportunities. Repurchases may be made from time to time under the program through open-market purchases or privately-negotiated transactions at our discretion. Upon repurchase, the shares are restored to the status of authorized but unissued shares and we record them in our consolidated financial statements as a reduction in the number of shares of common stock issued and outstanding.

During the three months ended September 30, 2020, we repurchased 320,136 shares of our common stock.

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

10. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations.  For agreements that contain contingent consideration caps, the remaining maximum amount of such potential future payments is $35.1 million as of September 30, 2020.

We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business. We made contingent payments of $0.1 million relating to such acquisitions during each of the three months ended September 30, 2019 and 2020, respectively.

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

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2020 to September 30, 2020 of the contingent consideration liability, which is included in other accrued expenses and current liabilities, and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2020	$13,867
Addition of contingent earnout obligations	7,304
Foreign currency translation adjustment	196
Changes in fair value for contingent earnout obligations	(352)
Payments on contingent earnout obligations	—
Ending fair value, September 30, 2020	$21,015

Advances from Customers

We receive advances from customers associated with certain contracts. These advances are paid in cash by customers, and we account for these as liabilities until our associated contractual obligations are complete.

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from breaches of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of September 30, 2020.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended September 30,
	2019	2020
Balance at beginning of period	$21,724	$20,825
Additions and adjustments	2,254	930
Reductions for warranty repair costs	(2,291)	(1,180)
Balance at end of period	$21,687	$20,575

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

During the three months ended September 30, 2019 and 2020, we recognized discrete tax benefits related to equity-based compensation under ASU 2016-09 of $6.2 million and $0.3 million, respectively, resulting in an effective tax rate of -2.9% and 25.3%, respectively. Excluding the impact of the discrete tax items noted above, our effective tax rate for the three months ended September 30, 2020 was  27.5% as compared to 27.9% in the same prior-year period.

12. Segment Information

We have determined that we operate in three identifiable industry segments: (a) security and inspection systems (Security division), (b) medical monitoring and diagnostic cardiology systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). We also have a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses; expenses related to stock issuances and legal, audit and other professional service fees not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division primarily supplies components and subsystems to external OEM customers, as well as to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Basis of Presentation.

The following tables present our results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended September 30,
	2019	2020
Revenues (1) —by Segment:
Security division	$188,964	$134,775
Healthcare division	40,208	51,503
Optoelectronics and Manufacturing division, including intersegment revenues	73,638	79,914
Intersegment revenues elimination	(11,958)	(11,284)
Total	$290,852	$254,908

Income (loss) from operations —by Segment:
Security division	$20,318	$8,906
Healthcare division	2,817	8,984
Optoelectronics and Manufacturing division	8,769	8,740
Corporate	(7,337)	(9,456)
Eliminations	320	(481)
Total	$24,887	$16,693

	June 30,	September 30,
	2020	2020
Assets (2) —by Segment:
Security division	$758,054	$739,269
Healthcare division	208,857	215,320
Optoelectronics and Manufacturing division	232,408	248,909
Corporate	109,178	107,213
Eliminations (3)	(39,956)	(39,763)
Total	$1,268,541	$1,270,948
(1)For each of the three month periods ended September 30, 2019 and September 30, 2020, no customer accounted for greater than 10% of total net revenues.
(2)One customer accounted for 13% and 11% of accounts receivable, net as of June 30, 2020 and September 30, 2020, respectively.
(3)Eliminations in assets reflect the amount of inter-segment profits in inventory and inter-segment ROU assets under ASC 842 as of the balance sheet date. Such inter-segment profit will be realized when inventory is shipped to the external customers of the Security and Healthcare divisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “OSI”, the “Company”, “we”, “us”, “our” and similar terms refer to OSI Systems, Inc. together with our wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of September 30, 2020 and results of operations for the three months ended September 30, 2020 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve uncertainties, risks, assumptions and contingencies, many which are outside our control. Assumptions upon which our forward-looking statements are based could prove to be inaccurate, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and other documents filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition.  We could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; impacts on our business related to or resulting from the COVID-19 pandemic; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our investigations and compliance reviews, contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this report are qualified in their entirety by this statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (a) Security, providing security and inspection systems and turnkey security screening solutions; (b) Healthcare, providing patient monitoring, diagnostic cardiology, connected care systems and related supplies and accessories; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for our Security and Healthcare divisions, as well as to third parties for applications in the defense and aerospace markets, among others.

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 65% and 53% of our total consolidated revenues for the three months ended September 30, 2019 and 2020, respectively.  We were impacted by the COVID-19 pandemic as discussed in the “Trends and Uncertainties-Coronavirus Pandemic” section below.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology, and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 14% and 20% of our total consolidated revenues for the three months ended September 30, 2019 and 2020, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 21% and 27% of our total consolidated revenues for the three months ended September 30, 2019 and 2020, respectively.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have influenced, and may continue to influence, our results of operations.

Coronavirus Pandemic. The coronavirus disease 2019 (“COVID-19”) pandemic has dramatically impacted the global health and economic environment, with millions of confirmed cases, business slowdowns and shutdowns, and market volatility.  The COVID-19 pandemic has caused, and is likely to continue to cause,  significant economic disruptions and has impacted, and is expected to continue to impact, our operations and the operations of our suppliers and customers as a result of quarantines, facility closures and travel and logistics restrictions. While we do not expect these impacts to be long-term, there is substantial uncertainty regarding the duration and ultimate impact of the COVID-19 pandemic. Our Healthcare division has experienced increased demand for certain products as a result of COVID-19. In our Security division, toward the end of fiscal 2020 and early fiscal 2021, receipt of certain orders was delayed, most notably with respect to our aviation and cargo products. Our service revenues were also adversely impacted as a result of the pandemic.  However, during the second half of our first fiscal 2021 quarter, bookings began to accelerate. As many of our customers in both our Security and Optoelectronics and Manufacturing divisions are being impacted by the pandemic, we have received and could receive further requests to delay deliveries of equipment and modify service arrangements or the scheduling of factory or site acceptance tests, which could impact timing of revenue recognition. In addition, as a result of COVID-19 related government regulations, certain of our global manufacturing facilities have had to limit operations and could have to limit operations in the future. If these business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be materially and adversely impacted. We intend to  continue to actively monitor the situation and may take actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in our best interests and the best interests of our employees, suppliers and customers.

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

Healthcare Considerations.  As described above, our Healthcare division has experienced some increased demand for its patient monitoring products as a result of the COVID-19 pandemic. Increased healthcare capital purchases made in fiscal 2020 may result in fewer capital purchases in fiscal 2021 and subsequent years. The pandemic may also impact our ability to manufacture products needed to timely fill orders if we need to close any manufacturing facility due to employee COVID-19 cases.

European Union Threat Detection Standards.  The EU has implemented regulations for all airports within the EU, that use explosive detection systems, to have hold baggage screening systems that are compliant with the European Civil Aviation Conference (ECAC) Standard 3. The deadline for compliance with this mandate was set for September 2020. Given the uncertainty surrounding the COVID-19 situation, the EU revised the  regulations, and the date whereby airports that use explosive detection systems for hold baggage screening have to meet Standard 3 has been changed to September 2021. There is an ongoing discussion around whether this deadline should be further moved and whether a second deadline for previous generation explosive detection systems installed between 2011 and 2014 that need to be replaced with Standard 3 should be moved from 2022 to 2024. Our Security division’s real time tomography (RTT) product has passed the ECAC explosive detection system Standard 3 threat detection requirement.

Government Policies.  Our business, financial condition and results of operations could be affected by changes in U.S. or foreign government policies. For example, the LIBOR index will be discontinued by the end of calendar year 2021. When the LIBOR index is discontinued, the terms of our revolving credit facility allow for a replacement rate to be determined in accordance with the credit agreement.

Results of Operations for the Three Months Ended September 30, 2019 (Q1 2020) Compared to the Three Months Ended September 30, 2020 (Q1 2021) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	Q1	% of	Q1	% of
	2020	Net Revenues	2021	Net Revenues	$ Change	% Change
Security	$189.0	65%	$134.8	53%	$(54.2)	(29)%
Healthcare	40.2	14	51.5	20	11.3	28
Optoelectronics and Manufacturing	61.7	21	68.6	27	6.9	11
Total net revenues	$290.9	100%	$254.9	100%	$(36.0)	(12)%

Revenues for the Security division during the three months ended September 30, 2020 were impacted by the COVID-19 pandemic primarily in our aviation and cargo businesses, as we experienced delays in the timing of delivery and installation of equipment and related services, as well as the timing of receipt of new orders.  We also experienced a decrease in revenues associated with the expiration of a contract in Mexico in June 2020.

Revenues for the Healthcare division during the three months ended September 30, 2020 increased year-over-year due to higher sales of patient monitoring systems in the North America, Europe and Latin America, as well as higher sales of related supplies and accessories.

Revenues for the Optoelectronics and Manufacturing division during the three months ended September 30, 2020 increased year-over-year as a result of higher revenue from our contract manufacturing business and the inclusion of revenues from a small business acquired in February 2020.  These increases were partially offset by a decrease in revenues from our optoelectronics business.

Gross Profit

	Q1	% of	Q1	% of
	2020	Net Revenues	2021	Net Revenues
Gross profit	$99.2	34.1%	$95.8	37.6%

Gross profit as a percentage of net revenues during the three months ended September 30, 2020 increased due to (i) an improved gross margin in our Healthcare division (which has the highest gross margin among our divisions) as a result of the benefit of economies of scale associated with increased sales, combined with operating efficiencies, and (ii) an increase in service gross margin in our Security division.

Operating Expenses

	Q1	% of	Q1	% of
	2020	Net Revenues	2021	Net Revenues	$ Change	% Change
Selling, general and administrative	$62.2	21.4%	$58.6	23.0%	$(3.6)	(5.8)%
Research and development	14.2	4.9	12.1	4.7	(2.1)	(14.8)
Impairment, restructuring and other charges (benefit), net	(2.1)	(0.7)	8.4	3.3	10.5	(500.0)
Total operating expenses	$74.3	25.6%	$79.1	31.0%	$4.8	6.5%

Selling, general and administrative. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees, sales commissions and marketing expenses. SG&A expense for the three months ended September 30, 2020 was lower than the comparable prior-year period primarily due to reduced compensation expense resulting from implementation of cost containment measures, lower travel expenses due to the COVID-19 pandemic and lower third-party sales commissions, partially offset by an increase in bad debt expense.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancements. The decrease in R&D expenses during the three months ended September 30, 2020 from the same prior-year period reflected lower compensation expenses.

Impairment, restructuring and other charges. Impairment, restructuring and other charges generally consist of charges relating to reductions in our workforce, facility consolidation, impairment of assets, costs related to acquisition activity, legal charges and other non-recurring charges.  During the three months ended September 30, 2020, we commenced exit activities associated with a turnkey contract in Mexico whereby we incurred non-recurring charges totaling $6.9 million comprised of exit costs of $2.5 million for employee terminations, facility closure and other exit costs of $1.1 million, direct transaction costs of $2.7 million and impairment of a right-of-use asset of $0.6 million.  We also conducted other operational efficiency activites which resulted in employee termination  and other costs of $1.5 million.  During the quarter ended September 30, 2019, we recognized a net benefit of $2.1 million primarily related to reimbursements from our insurance carriers for covered legal charges.

Other Income and Expenses

Interest and other expense, net. For the three months ended September 30, 2020, interest and other expense, net was $4.2 million as compared to $4.7 million in the comparable prior-year period. This decrease was driven primarily by lower average levels of borrowing under our revolving credit facility as well as lower average interest rates during the three months ended September 30, 2020 compared to the same period in the prior year. Interest expense included $2.2 million of non-cash interest expense in each of the three months ended September 30, 2019 and 2020, primarily related to the Notes (see Note 8 to the condensed consolidated financial statements for further discussion).

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For the three months ended September 30, 2020, we recognized a provision for income taxes of $3.2 million compared to a benefit for income taxes of $0.6 million for the comparable prior-year period. The effective tax rate for the three months ended September 30, 2019 and 2020 was -2.9% and 25.3%, respectively. During the three months ended September 30, 2019 and 2020, we recognized discrete tax benefits of $6.2 million and $0.3 million, respectively, primarily for equity-based compensation under ASU 2016-09.  Excluding the impact of these discrete tax benefits, our effective tax rate for the three months ended September 30, 2019 and 2020 was 27.9% and 27.5%, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility. Cash and cash equivalents totaled $76.9 million at September 30, 2020, an increase of $0.8 million, or 1%, from $76.1 million at June 30, 2020. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and foreseeable future. In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the U.S., including our outstanding lines of credit.

We have a five-year revolving credit facility that allows us to borrow up to $535 million. As of September 30, 2020, there was $51.0 million outstanding under the revolving credit facility and letters-of-credit outstanding totaled $75.4  million.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the three months ended September 30, 2020, we generated cash from operations of $53.8 million compared to $24.8 million in the same prior-year period. This increase was driven by favorable changes in net working capital, partially offset by a decrease in profits.

Cash Used in Investing Activities. Net cash used in investing activities was $12.3 million for the three months ended September 30, 2020 as compared to $8.1 million in the same prior-year period. During the three months ended September 30 2020, we used cash of $3.0 million for the acquisition of a business. Capital expenditures in the three month period ended September 30, 2020 were $3.8 million compared to $6.0 million in the same prior-year period. Expenditures for intangible and other assets in the first quarter of fiscal 2021 were $4.4 million compared to $2.1 million in the same prior-year period.

Cash Used in Financing Activities. Net cash used in financing activities was $41.8 million during the three months ended September 30, 2020, compared to $27.5 million during the same prior-year period. The changes in cash flows used in financing activities primarily relate to (i) net repayments of borrowings on bank lines of credit and debt totaling $8.0 million in the three month period ended September 30, 2020 compared to net borrowings of $7.0 million in the same prior-year period; and (ii) $35.7 million used for share repurchases and taxes paid related to the net share settlement of equity awards as of September 30, 2020 compared to $39.2 million for the same prior-year period.

Borrowings

See Note 8 to the condensed consolidated financial statements for a detailed discussion regarding our revolving credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $76.9 million at September 30, 2020. Of this amount, approximately 76% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, Malaysia, Canada, Singapore, India and Australia and to a lesser extent in Mexico, Germany and Albania among other countries. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares of common stock we purchased during the quarter ended September 30, 2020:

				Maximum number (or
				approximate dollar
				value) of
			Total number of	shares (or
			shares (or units)	units)
			purchased as	that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share (or	announced plans or	under the plans or
	Purchased	unit)	programs	programs (1)
July 1 to July 31, 2020	—	$—	—	3,000,000
August 1 to August 31, 2020	87,694	75.87	87,694	2,912,306
September 1 to September 30, 2020	232,442	78.14	232,442	2,679,864
	320,136		320,136
(1)

In April 2020, the Board of Directors authorized a share repurchase program of up to 1,000,000 shares of common stock. In August 2020, the Board of Directors increased the maximum number of shares to 3,000,000 shares authorized under the stock repurchase program.  Upon repurchase, the shares are restored to the status of authorized but unissued shares, and we record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

Contractual Obligations

During the three months ended September 30, 2020, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. See Notes 1, 6, 8 and 10 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the potential impact of those pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. There have been no material changes to our exposure to market risk during the three months ended September 30, 2020 from that described in the Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The material legal proceedings in which we are involved are discussed in Note 10, “Commitments and Contingencies,” of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended September 30, 2020 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on August 21, 2020, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. Further, COVID-19 and its impact on the global health and economic environment, as well as reactions to resurgences of COVID-19 or other future pandemics, could also amplify the other risk factors described in our Annual Report of Form 10-K and thus materially affect our business, financial condition and results of operations.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 30th day of October 2020.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)